Form 10-K
period 2003-12-31
NELNET INC
filed 2004-03-29
CIK 1258602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2003
                                       Or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from         to         .

                        COMMISSION FILE NUMBER 001-31924

                                  NELNET, INC.
             (Exact name of Registrant as specified in its charter)

                NEBRASKA                                 84-0748903
        (State of Incorporation)            (I.R.S. Employer Identification No.)
    121 SOUTH 13TH STREET, SUITE 201                       68508
            LINCOLN, NEBRASKA                            (Zip Code)
(Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (402) 458-2370

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                               TITLE OF EACH CLASS
                 Class A Common Stock, Par Value $0.01 per Share

                   NAME OF EACH EXCHANGE ON WHICH REGISTERED:
                             New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the Registrant is an accelerated filer.
                                Yes [   ] No [X]

    The aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant (assuming for the purposes of this calculation only, that the Registrant's directors, executive officers and greater than 10% shareholders are affiliates of the Registrant), based upon the closing sale price of the Registrant's common stock on February 13, 2004 was $418,219,512.

    As of February 13, 2004, there were 39,601,834 and 14,023,454 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement to be filed for its 2004 Annual Meeting of Stockholders scheduled to be held May 27, 2004 are incorporated by reference into Part III of this Form 10-K.

    This report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used in this report, the words "anticipate," "believe," "estimate," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in these laws and regulations, which may reduce the volume, average term and costs of yields on student loans under the Federal Family Education Loan Program ("FFELP" or "FFEL Program") or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to us. We could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; losses from loan defaults; and changes in prepayment rates and credit spreads. References to "we," "us," "our" and "the Company" refer to Nelnet, Inc. and its subsidiaries.

                                     PART I.

ITEM 1.  BUSINESS

Overview

    We are a vertically integrated education finance company, with over $11.9 billion in total assets as of December 31, 2003, making us one of the leading education finance companies in the country. We are focused on providing quality products and services to participants in the education finance process.
Headquartered in Lincoln, Nebraska, we originate, hold and service student loans, principally loans originated under the FFEL Program. We, together with our branding partners, originated and acquired approximately $4.3 billion of student loans in 2003, which includes $1.2 billion of existing loans we consolidated from our own loan portfolio, making us a leading originator and acquirer of student loans. A detailed description of the FFEL Program appears in Appendix A to this annual report on Form 10-K (the "Report").

    We offer a broad range of financial services and technology-based products, including student loan origination and lending, student loan and guarantee servicing and a suite of software solutions. Our products are designed to simplify the student loan process by automating financial aid delivery, loan processing and funds disbursement. Our infrastructure, technological expertise and breadth of product and service offerings connect the key constituents of the student loan process, including lenders, financial aid officers, guaranty agencies, governmental agencies, student and parent borrowers, servicers and the capital markets, thereby streamlining the education finance process.

    Our business is comprised of four primary product and service offerings:

    o Asset management, including student loan originations and acquisitions. We provide student loan sales, marketing, originations, acquisition and portfolio management. We own a large portfolio of student loan assets through a series of education lending subsidiaries. As of December 31, 2003, our student loan portfolio was $10.3 billion, consisting of over 99% of FFELP loans and less than 1% of private loans. We generate loans owned in special purpose lending facilities through direct origination or through acquisition of loans. We generate the majority of our earnings from the spread between the yield we earn on our student loan portfolio and the cost of funding these loans. We also provide marketing and sales support and managerial and administrative support related to our asset generation activities, as well as those performed for our branding partners or other lenders who sell such loans.

    o Student loan servicing. We service our student loan portfolio and the portfolios of third parties. As of December 31, 2003, we serviced or provided complete outsourcing of servicing activities for more than $18.7 billion in student loans, including $9.2 billion of loans in our own portfolio. The servicing activities include loan origination activities, application processing, borrower updates, payment processing, claim processing and due diligence procedures. These activities are performed internally for our own portfolio and generate fee revenue when performed for third-party clients.

    o Guarantee servicing. We provide servicing support to guaranty agencies, which includes system software, hardware and telecommunication support, borrower and loan updates, default aversion tracking services, claim processing services and post-default collection services. As of December 31, 2003, we provided servicing support to agencies that guarantee more than $20 billion of FFELP loans. These activities generate fee revenue in addition to expanding our relationship with other participants in the education finance sector.

    o Servicing software. We provide student loan servicing software internally and to third-party student loan holders and servicers. As of December 31, 2003, our software was used to service $46 billion in student loans, which included $27 billion serviced by third parties using our software. We earn software license and maintenance fees annually from third-party clients for use of this software. We also provide computer consulting, custom software applications and customer service support.

    In accordance with accounting principles generally accepted in the United States, our asset management and student loan servicing offerings constitute reportable operating segments. Our guarantee servicing and servicing software offerings are operating segments that do not meet the quantitative thresholds, and, therefore, are included as other segments that do not meet the reportable segment criteria. In 2003, our asset management, student loan servicing and other segments generated 61.8%, 27.3% and 10.9%, respectively, of our total segment revenues (excluding intersegment revenue) and 72.7%, 23.3% and 4.0%, respectively, of our segment net income. For additional information, see note 18 of the notes to the consolidated financial statements.

    Our earnings and earnings growth are directly affected by the size of our portfolio of student loans, the interest rate characteristics of our portfolio, the costs associated with financing and managing our portfolio and the costs associated with origination and acquisition of the student loans in the portfolio. We generate the majority of our earnings from the spread between the yield we receive on our student loan portfolio and the cost of funding these loans. While the spread may vary due to fluctuations in interest rates, special allowance payments from the federal government ensure that we receive a minimum yield on our student loans, so long as certain requirements are met. We also earn fees from student loan and guarantee servicing and licensing fees from our servicing software. Earnings growth is primarily driven by the growth in the student loan portfolio and growth in our fee-based product and service offerings, coupled with cost-effective financing and expense management. In 2003, we generated net interest income of $178.6 million, total other income, including loan servicing income, of $117.5 million and net income of $27.1 million. Our earnings in 2003 included $12.8 million of variable-rate floor income and a mark-to-market loss on derivative instruments of $1.2 million. Our operating expenses in 2003 included $12.8 million of amortization of intangible assets resulting from acquisitions prior to 2003, of which $6.7 million is not deductible for federal income tax purposes.

    As of December 31, 2003, over 99% of the student loans in our portfolio were FFELP loans, as opposed to the less than 1% of private loans in our portfolio that did not carry federal guarantees. At least 98% of the principal and accrued interest of FFELP loans is guaranteed by the federal government, provided that we meet certain procedures and standards specified in the Higher Education Act. We believe we are in material compliance with the procedures and standards as required in the Higher Education Act. FFELP loans originated prior to October 1, 1993 carry a 100% guarantee on the principal amount and accrued interest, and FFELP loans originated after that date are guaranteed for 98% of the principal amount and accrued interest. As a result, holders of FFELP loan portfolios historically have experienced minimal losses net of the guarantee. Our net loan losses on FFELP loans in 2003 were approximately $3.5 million, or less than 0.04% of our average FFELP loan portfolio.

Our History

    We have a 26-year history dating back to the formation of UNIPAC Service Corporation in 1978. UNIPAC was formed to service loans for Union Bank & Trust Company, or Union Bank, of Lincoln, Nebraska and Packers Service Corporation of Omaha, Nebraska. It grew its third-party student loan servicing business to approximately $9.7 billion in loans in 2000, when it was merged with Nelnet. Our immediate predecessor was formed in 1996 as a student loan acquisition company, and, prior to the merger, it had built its student loan portfolio through a series of spot portfolio acquisitions and later through student loan company acquisitions.

    In 2000, we decided to create a vertically integrated platform that would be able to compete in each sector of the student loan industry. Over the past four years we have acquired several education finance services companies, including a student loan secondary market company. In addition, in August 2003, we acquired a securities company that provides us with broker-dealer services in connection with our asset-backed securitizations and in January 2004, we acquired a 50% ownership interest in a collection firm specializing in past due debts for higher education companies.

    We executed these acquisitions to complete our effort to vertically integrate and add geographic diversity and operational expertise to our education finance platform. Historically, we have successfully integrated these companies into the Nelnet platform, and they have increased our profitability as a result. We now believe that we have all of the key components of our vertical integration strategy. Going forward, we intend to focus principally on organic growth while opportunistically making company and student loan portfolio acquisitions.

Product and Service Offerings

Asset management, including student loan originations and acquisitions

Our asset management business, including student loan originations and acquisitions, is our largest product and service offering and drives the majority of our earnings. When we originate FFELP loans on our own behalf or when we acquire FFELP loans from others, we engage one or more "eligible lenders," as defined in the Higher Education Act, to act as our trustees to hold title to all such originated and acquired FFELP loans. These eligible lender trustees hold the legal title to our FFELP loans, and we hold 100% of the beneficial interests in those loans. We originated and acquired $4.3 billion in student loans in 2003, which includes $1.2 billion of existing loans we consolidated from our own loan portfolio. We often originate loans using the Nelnet brand name but, in many cases, we use well-known, geographically strategic brand names of our branding partners, such as SunTrust Bank, Education Solutions, Inc. and Union Bank. This strategy gives us the flexibility to market the brand with the best recognition in a given region or at a given college or university. We originate and acquire loans through our direct channel, branding partner channel, forward flow channel and through spot purchases.

    Through our direct channel, we originate student loans in one of our brand names directly to students and parent borrowers. Of the $4.3 billion of student loans we originated and acquired in 2003, $2.3 billion were loans consolidated through our direct channel, $1.2 billion of which were existing loans we consolidated from our own loan portfolio. We originated, including loans originated through consolidation, 58.9% of the loans added to our student loan portfolio in 2003. Excluding loans we consolidated from our own loan portfolio, we originated 43.4% of the loans added to our student loan portfolio in 2003. Student loans that we originate through our direct channel are our most profitable student loans because they typically cost us less than loans acquired through our other channels and they remain in our portfolio for a longer period of time. Once a student's loans have entered the grace or repayment period, they are eligible to be consolidated if they meet certain requirements. Loan consolidation allows borrowers to make one payment per month and extend the loan repayment period. In addition to these attributes, in recent years, historically low interest rates have contributed to demand for consolidation loans. To meet this demand, we have developed an extensive loan consolidation department to serve borrowers with loans in our portfolio as well as borrowers whose loans are held by other lenders.

    Through our branding partner channel, we acquire student loans from lenders to whom we provide marketing and origination services established through our various contracts with FFELP lenders. In 2003, 19.0% of our loan acquisitions were attributable to this channel. Excluding loans we consolidated from our own loan portfolio, 26.2% of our loan acquisitions were attributable to this channel in 2003. We frequently act as exclusive marketing agent for some branding partners in specified geographic areas. We ordinarily purchase loans originated by those branding partners pursuant to a commitment to purchase loans at a premium above par, shortly following full disbursement of the loans. We ordinarily retain rights to acquire loans subsequently made to the same borrowers, or serial loans. Some branding partners, however, retain rights to portions of their loan originations. Origination and servicing of loans made by branding partners is performed by us during the lives of loan origination and servicing agreements so that loans do not need to be changed to a different servicer upon purchase by us. The marketing agreements and commitments to purchase loans are ordinarily for the same term, which are commonly three to five years in duration. These agreements ordinarily contain provisions for automatic renewal for successive terms, subject to termination by notice at the end of a term or early termination for breach. We are generally obligated to purchase all of the loans originated by our branding partners under these commitments, although our branding partners are not obligated to provide us with a minimum amount of loans.

    In addition to the branding partner channel, we have established a forward flow channel for acquiring FFELP loans from lenders to whom we provide origination services, but provide no marketing services, or who agree to sell loans to us under forward sale commitments. In 2003, 14.2% of our loan acquisitions were attributable to this channel. Excluding loans we consolidated from our own loan portfolio, 19.5% of our loan acquisitions were attributable to this channel in 2003. These forward flow commitments frequently obligate the lender to sell all loans made by the applicable lender, but in other instances are limited to sales of loans originated in certain specific geographic regions or exclude loans that are otherwise committed for sale to third parties. We are generally obligated to purchase loans subject to forward flow commitments shortly following full disbursement, although our forward flow lenders are not obligated to provide us with a minimum amount of loans. We typically retain rights to purchase serial loans. The loans subject to purchase are generally subject to a servicing agreement with us for the life of each such loan. Such forward flow commitments ordinarily are for terms of three to five years in duration.

    In addition, we acquire student loans through spot purchases, which accounted for 7.9% of the student loans that we originated and acquired in 2003. Excluding loans we consolidated from our own loan portfolio, 10.9% of our loan acquisitions were attributable to this channel in 2003.

    As of December 31, 2003, the characteristics of our student loan portfolio, exclusive of the unamortized cost of acquisition, were as described below.

                      Composition of Student Loan Portfolio
                            (As of December 31, 2003)
                          (loan balances in thousands)


  Loans outstanding ............................................ $10,314,874
  FFELP loans:
       Stafford loans ..........................................  $4,901,289
       PLUS/SLS loans (a) ......................................    $249,217
       Consolidation loans .....................................  $5,073,081
  Private loans ................................................     $91,287
  Number of borrowers ..........................................     800,520
  Average outstanding principal balance per borrower ...........     $12,885
  Number of loans ..............................................   2,125,027
  Average outstanding principal balance per loan ...............      $4,854
  Weighted average annual interest rate ........................        4.50%
  Weighted average remaining term (months) .....................         180
-------
  (a) Supplemental Loans for Students, or SLS, are the predecessor to unsubsidized Stafford loans.

    Our capital markets and portfolio administration departments provide financing options to fund our loan portfolio. As of December 31, 2003, we had a warehousing capacity of $2.8 billion through 364-day commercial paper conduits. These transactions provide short-term asset financing for the purchase of student loan portfolios. The financings are constructed to offer short-term capital and are annually renewable.

    Short-term warehousing allows us to buy and manage student loans prior to transferring them into more permanent financing arrangements. Our large warehousing capacity allows us to pool student loans in order to maximize loan portfolio characteristics for efficient financing and to properly time market conditions. Generally, loans that best fit long-term financing vehicles are selected to be transferred into one of our long-term securitizations. We hold loans in short-term warehousing for a period of time ranging from approximately one month to as many as 18 months, at which point these loans are transferred into one of our long-term securitizations. Because transferring those loans to a long-term securitization includes certain fixed administrative costs, we maximize our economies of scale by executing large transactions that routinely price in line with our largest competitor. We are a frequent issuer of asset-backed securities and benefit from a high level of name recognition by the asset-backed investment community.

    We had approximately $9.3 billion in asset-backed securities issued and outstanding as of December 31, 2003, including auction-rate notes whose interest rates are reset periodically. These asset-backed securities allow us to finance student loan assets over multiple years, thereby reducing the renewal risk associated with warehouse vehicles.

    We rely upon securitization vehicles as our most significant source of funding for student loans on a long-term basis. The net cash flow we receive from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. In addition, some of the residual interests in these securitizations may have been pledged to secure additional bond obligations. Our rights to cash flow from securitized student loans are subordinate to bondholder interests and may fail to generate any cash flow beyond what is due to pay bondholders.

    Our original securitization transactions began in 1996, utilizing a master trust structure, and were privately placed auction-rate note securitizations. As the size and volume of our securitizations increased, we began publicly offering asset-backed securities under shelf registration statements, using special purpose entities. When we deemed long-term interest rates attractive, we issued fixed-rate debt backed by cash flows from FFELP loans with fixed-rate floors, which effectively match the funding of our assets and liabilities. In 2002, we began accessing the term asset-backed securities market by issuing amortizing multi-tranche LIBOR-indexed variable-rate debt securities. We have utilized financial guarantees from monoline insurers and senior/subordinate structures to assist in obtaining "AAA" ratings on our senior securitized debt in addition to cash reserves and excess spread to assist in obtaining "A" and "AA" ratings on our subordinated debt. We intend to continue to issue auction rate notes, variable-rate and fixed-rate term asset-backed securities and debt securities through other asset funding vehicles in order to minimize our cost of funds and give us the most flexibility to optimize the return on our student loan assets.

    We acquired UFS Securities LLC, or UFS Securities, in August 2003 in order to enhance our access to broker-dealer services related to our debt securities offerings. UFS Securities fits into our overall business strategy by effectively decreasing our costs associated with accessing the asset-backed securitization market. UFS Securities sells certain tranches of our auction rate securities in co-broker-dealer arrangements with certain third-party broker-dealers. Since UFS Securities has become our wholly owned subsidiary, the fees that it receives in conjunction with sales of our securities reduce our overall costs of issuance with respect to our auction rate securities. We intend to continue other business activities of UFS Securities, including providing consulting services to financial institutions and broker-dealers, serving as a distributor of accounts with the College Savings Plan of Nebraska and acting as an underwriter for mutual funds. The business activities of UFS Securities do not constitute a material part of our business.

Student Loan Servicing

    We specialize in the servicing of FFELP and private student loans. Our servicing division offers lenders across the country a complete line of education loan services, including recovery of non-guaranteed loans, application processing, disbursement of funds, customer service, account maintenance, federal reporting and billing collections, payment processing, default aversion and claim filing. Our student loan and guarantee servicing divisions each uses a proprietary system to manage the servicing process. These systems provide for automated compliance with most Higher Education Act regulations.

    Our quality and experience in student loan servicing is evident in the historical performance of our entire pool of loan assets, which enjoys a very low initial claim rejection rate due to servicer error, which is the percent of claims submitted by us or our servicing customers rejected by a guaranty agency due to servicer error. In 2003, the initial claim rejection rate due to servicer error was approximately 0.33% of all claims filed by us or our servicing customers. The substantial majority of these initial claim rejections are cured, meaning a payment or the borrower's promise to pay has been received. In 2003, the aggregate of our losses and those of our servicing customers from rejected loans and interest denials were less than $500,000, or less than 0.01% of our average servicing portfolio.

    As we expand our student loan origination and acquisition activities, we may face increased competition with some of our servicing customers. In the past, including in one case recently, servicing customers have terminated their servicing relationships with us, and we could in the future lose more servicing customers as a result. However, due to our life-of-loan servicing agreements, we do not expect this loss and potential loss of customers to have a material adverse effect on our results of operations for the foreseeable future.

Guarantee Servicing

    We provide servicing support for guaranty agencies, which are the organizations that serve as the intermediary between the federal government and the lender of FFELP loans and who are responsible for paying the claims made on defaulted loans. One of our guarantee servicing customers notified us of its intention not to renew its servicing contract. The loss of this customer is not expected to have a material effect on our results of operations.

Servicing Software

    Our servicing software is focused on providing technology solutions to education finance issues. Our subsidiaries, Idaho Financial Associates, Inc. and Charter Account Systems, Inc. provide student loan software and support for entities involved in the asset management aspects of the student loan arena. In addition, 5280 Solutions, Inc., of which we own a 50% voting interest, provides customized software solutions to help in the administration and management of the student loan process.

Software Products

    Our software products are designed to provide us loan origination access to colleges and universities, while simplifying the financial aid process. We also license our servicing software products to third-party student loan holders and servicers. Our software products include the following:

    o Nteract -- an Internet-based, open-architecture student loan origination and disbursement management system. Nteract provides a complete solution for processing FFELP and private student loan certifications, initiating change transactions, and can serve as a comprehensive loan delivery system. Nteract operates in a real-time environment and can be accessed for online inquiry at any time 24 hours a day, seven days a week. Nteract is used with our student loan origination, acquisition and portfolio management offering and our student loan servicing product offering.

    o Ntrust -- a centralized disbursement service. Ntrust is a comprehensive, open-architecture solution for receiving FFELP and private student loan funds, reports and the student loan industry's standardized data files. Ntrust provides a single point of contact for the college or university's entire electronic loan processing needs and provides real-time loan disbursement adjustment processing. Ntrust is used by our student loan origination, acquisition and portfolio management offering and our student loan servicing product offering.

    o Ngenius -- the origination engine that supports the Ntrust and Nteract products. Used for loan origination initiatives, Ngenius is a table-driven origination platform which provides flexibility and scalability. The system interacts with multiple guaranty agencies and can support an instant guarantee. Ngenius is used by our student loan origination, acquisition and portfolio management offering and our student loan servicing product offering.

    o     Nservice  -- our  servicing  engine for FFELP and private  loans.  The
          Nservice system is a profile driven system, allowing for easy implementation of most regulatory changes and rapid development of custom loan programs. Software development is aided by the use of high-level application development tools to speed delivery of enhancements. The Nservice system provides for automated compliance with most Higher Education Act regulations. Nservice also facilitates the servicing of FFELP and private loans into a single, integrated servicing environment, improving service to schools, borrowers and lenders. Nservice is used by our student loan servicing product offering, and the software is also licensed to third-party student loan holders and servicers by our servicing software product offering.

    In addition to the products described above, we offer a variety of borrower services to assist students and parents in navigating the financial aid process. These services include our unique @theU higher education resource, which provides free information on college planning and financial aid, paired with a loyalty program to allow members to earn credit toward reducing the balance of a student loan regardless of lender or servicer. Another product, Nelnet Notes, provides online assistance to help borrowers better understand the financial aid process, as well as broader money management issues.

    Our software products, including Web site content and functionality, have been primarily developed and maintained using internal business and technical resources. External software consultants are utilized on selected occasions when circumstances require specific technical knowledge or experience. We capitalize software costs under the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Material software developments or enhancements that are considered to have useful lives of greater than one year are capitalized and amortized over their useful lives. In addition, purchased software is capitalized and amortized over the estimated useful life. Costs related to maintaining our existing software including the costs of programming are expensed as incurred.

    Costs associated with research and development related to the development of computer software to be sold are expensed when incurred in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed.

Interest Rate Risk Management

    Since we generate the majority of our earnings from the spread between the yield we receive on our portfolio of student loans and the cost of financing these loans, the interest rate sensitivity of our balance sheet could have a material effect on our operations. Although the majority of our student loans have variable-rate characteristics in interest rate environments when the special allowance payment formula exceeds the borrower rate, some of our student loans, primarily consolidation loans, have fixed-rate characteristics to them.

    We  attempt  to match the  interest  rate  characteristics  of pools of loan assets with debt instruments of substantially similar characteristics, particularly in rising interest rate markets. Due to the variability in duration of our assets and varying market conditions, we do not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. To date, we have financed the majority of our student loan portfolio with variable-rate debt.

    In the current low interest rate environment, our FFELP loan portfolio is yielding excess income due to the reduction in the interest rates on the variable-rate liabilities financing student loans at a fixed borrower rate. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed-rate loans become variable, the impact of the rate fluctuations is substantially reduced. We have employed various derivative instruments to help manage our interest rate risk. We periodically review mismatched interest rate characteristics of our portfolios of student loans and those of our underlying debt instruments in order to evaluate utilization of interest rate swaps and other derivative instruments as part of our overall risk management strategy. As a result of our interest rate management activities, we believe we have reduced the volatility and effects of a rising interest rate environment. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risks -- Market and Interest Rate Risk."

Intellectual Property

    We own numerous trademarks and service marks to identify our various products and services, both by words and logos, or by "design" marks. We have 12 pending and 15 registered marks for such products and services, and we actively assert our rights to those marks when we believe potential infringement may be occurring. We believe our marks and logos have developed and continue to develop strong brand-name recognition in our industry and the consumer marketplace. Each of these marks has, upon registration, an indefinite duration so long as we continue to use the mark on or in connection with such goods or services as the mark identifies. In order to protect the indefinite duration, we make filings to continue registration of these marks. We own one patent application that has been published with respect to a customer-loyalty program and have also actively asserted our rights thereunder in situations where we believe our claims may be infringed upon. If such patent is granted, it will have a duration and effect of 20 years from the date of application. We own many copyright-protected works, including our various computer system codes and displays, Web sites, publications and marketing collateral. We also have trade secret rights to many of our processes and strategies, and our software product designs. Our software products are protected by both registered and common law copyrights. We also protect our software products through strict confidentiality and ownership provisions placed in license agreements which restrict the ability to copy, distribute or disclose the software products. We also have adopted internal procedures designed to preserve trade secrets with respect to our intellectual property.

    We seek federal and/or state protection of intellectual property when deemed appropriate, including patent, trademark/service mark and copyright. The decision whether to seek such protection may depend on the perceived value of the intellectual property, the likelihood of securing protection, the cost of securing and maintaining that protection and the potential for infringement. Our employees are trained in the fundamentals of intellectual property, intellectual property protection and infringement issues, and are also required to sign agreements requiring, among other things, confidentiality of trade secrets, assignment of inventions and non-solicitation of other employees post-termination. Consultants, suppliers and other business partners are also required to sign nondisclosure agreements to protect our proprietary rights.

Seasonality

    Origination of student loans is generally subject to seasonal trends, which correspond to the beginning of each semester of the school year. Stafford and PLUS loans are disbursed as directed by the school and are usually divided into two or three equal disbursements released at specified times during the school year. The two periods of August through October and December through February account for 73% of our total annual Stafford and PLUS disbursements. While applications and disbursements are seasonal, our earnings are generally not tied to this cycle. Due to our portfolio size and the volume of our acquisitions through our branding and forward flow channels, new disbursements or run-off for any given month will not materially change the net interest earnings of the portfolio. Historically, consolidation loans have primarily been made prior to or immediately after the July 1 reset in a rising or falling interest rate environment. This trend in the disbursement of consolidation loan disbursements has not occurred in the second half of 2003 and first quarter of 2004, as low interest rate environments and continued solicitation activities have resulted in a continued increase in our consolidation disbursements.

Customers

    As of December 31, 2003, we provided student loan servicing either directly or through our proprietary software to more than 1.7 million borrowers. We have direct and indirect relationships with hundreds of colleges and universities across the nation. As of December 31, 2003, we had servicing agreements with approximately 280 customers and software license agreements with more than 30 licensees. Notwithstanding the depth of our customer base, our business is subject to some vulnerability arising from concentrations of loan origination volume with borrowers attending certain schools, loan origination volume generated by certain branding partners, loan and guarantee servicing volume generated by certain loan servicing customers and guaranty agencies, and software licensing volume generated by certain licensees. Our ability to maintain strong relationships with significant schools, branding partners, servicing customers, guaranty agencies and software licensees is subject to a variety of risks. Termination of such a strong relationship could result in a material adverse effect on our business. We cannot assure that our forward flow channel lenders or our branding partners will continue their relationships with us. Loss of a strong relationship, like that with a significant branding partner, such as Union Bank, or with schools such as University of Phoenix and Nova Southeastern University from which we directly or indirectly acquire a significant volume of student loans, could result in an adverse effect on our volume derived from our branding partner channel. For example, Nova Southeastern University, from which we purchased FFELP loans (through its relationship with Union Bank) comprising approximately 5.6% of our total student loan channel acquisitions in 2003, has informed us and Union Bank, the direct acquirer of the student loans, of its intent to not renew its sale commitment starting January 2007, in order to make a request for a proposal to potential purchasers, including Union Bank and us.

Competition

    We face competition from many lenders in the highly competitive student loan industry. Using our size, we have leveraged economies of scale to gain market share and compete by offering a full array of FFELP and private loan products and services. In addition, we differentiate ourselves from other lenders through our vertical integration, technology and strong relationships with colleges and universities.

    We view SLM Corporation, the parent company of Sallie Mae, as our largest competitor in loan origination, holding and servicing. SLM Corporation services nearly half of all outstanding FFELP loans and is the largest holder of student loans, with a portfolio of over $89 billion of managed and owned student loans as of December 31, 2003. Large national and regional banks are also strong competition, although many are involved only in origination. In different geographic locations across the country, we run into strong competition from the local tax-exempt student loan secondary markets. The Federal Direct Lending ("FDL") Program has also reduced the origination volume available for FFEL Program participants, which in 2002 accounted for 28% of total volume, although this portion of total volume has decreased from approximately 33% in 1998. In addition, in the last few years, low interest rates have attracted many new competitors to the student loan consolidation business.

Employees

    As of December 31, 2003, we had approximately 2,100 employees. Approximately 730 of these employees hold professional and management positions while approximately 1,370 are in support and operational positions. None of our employees are covered by collective bargaining agreements. We are not involved in any material disputes with any of our employees, and we believe that relations with our employees are good.

Available Information

    We maintain a Web site at www.nelnet.net. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and amendments to such reports are available without charge on our Web site as soon as reasonably practicable after such reports are filed with or furnished to the United States Securities and Exchange Commission (the "SEC").

    We have adopted a Code of Business Conduct and Ethics (the "Code of Conduct") that applies to directors, officers and employees, including our principal executive officers and our principal financial and accounting officer, and have posted such Code of Conduct on our Web site. Amendments to and waivers granted with respect to our Code of Conduct relating to our executive officers and directors required to be disclosed pursuant to the applicable securities law and stock exchange rules and regulations will also be posted on our Web site. Our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Nominating and Corporate Governance Committee Charter are also posted on our Web site and, along with our Code of Conduct, are available in print without charge to any shareholder who requests them. Please direct all requests as follows:

                                  Nelnet, Inc.
                        121 South 13th Street, Suite 201
                             Lincoln, Nebraska 68508
                              Attention: Secretary

ITEM 2.  PROPERTIES

    We maintain 15 principal offices in cities across the United States. We do not own any of our principal facilities. The following table lists the principal facilities leased by us.

                                                                                                     Lease
                                                                                     Square        expiration
Location                       Primary Function or Segment                           footage          date
--------            --------------------------------------------------               --------     -------------
Albany, NY........  Charter Servicing Software                                          3,550     September 2004
Boise, ID.........  IFA Servicing Software                                              9,993     August 2005
Denver, CO........  Student Loan Servicing, Executive Management, Technology          120,663     February 2008
Fredericksburg, VA  Loan Consolidations                                                18,000     May 2007
Honolulu, HI......  Sales                                                                 611     October 2004
Indianapolis, IN..  Student Loan Servicing and Loan Generation                         58,770     February 2008
Jacksonville, FL..  Student Loan Servicing and Loan Generation,                       134,828     January 2007
                    Guarantee Servicing, Technology
Lincoln, NE.......  Corporate Headquarters, Student Loan Servicing and                 94,909     December 2010
                    Loan Generation
Scottsdale, AZ....  Capital Markets                                                     3,129     May 2005
Portland, ME......  Loan Generation, Sales                                              5,211     January 2010
Tempe, AZ.........  Loan Generation                                                     3,431     March 2004
Tucson, AZ........  Loan Generation                                                       426     June 2004
Tulsa, OK.........  Loan Generation, Sales                                              2,500     July 2008
Warwick, RI.......  Loan Generation, Sales                                              5,608     May 2005
Washington, DC....  Government Relations, Sales                                         6,852     May 2010

    We believe that our respective properties are generally adequate to meet our long-term student loan and new business goals. Our principal office is located at 121 South 13th Street, Suite 201, Lincoln, Nebraska 68508.

ITEM 3. LEGAL PROCEEDINGS

    We are subject to various claims, lawsuits and proceedings that arise in the normal course of business. These matters principally consist of claims by borrowers disputing the manner in which their loans have been processed. On the basis of present information, anticipated insurance coverage and advice received from counsel, it is the opinion of our management that the disposition or ultimate determination of these claims, lawsuits and proceedings will not have a material adverse effect on our business, financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 3, 2003, a special shareholders' meeting was held in which the Company's shareholders unanimously approved the adoption of Second Amended and Restated Articles of Incorporation, the Directors Stock Compensation Plan and the Employee Share Purchase Plan. 29,061,876 votes of Class A and Class B Shareholders were voted in favor of each of the proposals and no votes were voted against any of the proposals or withheld. There were no abstentions.

    On November 17, 2003, a special shareholders' meeting was held in which the Company's shareholders unanimously approved the adoption of the Restricted Stock Plan. 28,171,665 votes of Class A and Class B Shareholders were voted in favor of the proposal and no votes were voted against the proposal or withheld. There were no abstentions.

    On November 25, 2003, a special shareholders' meeting was held in which the Company's shareholders unanimously approved the adoption of the revised
Directors Stock Compensation Plan. 26,573,475 votes of Class A and Class B Shareholders were voted in favor of the proposal and no votes were voted against the proposal or withheld. There were no abstentions.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A Common Stock is listed and traded on the New York Stock Exchange under the symbol "NNI," while its Class B Common Stock is not publicly traded. The number of holders of record of the Company's Class A Common Stock and Class B Common Stock as of February 13, 2004 was approximately 166 and six, respectively. For the partial quarter from December 11, 2003 (the initial public offering date of our Class A Common Stock) until December 31, 2003, the high and low sales prices for the Company's Class A Common Stock were $22.40 and $20.86, respectively.

    The Company did not pay cash dividends on either class of our Common Stock for the two most recent fiscal years and does not intend to pay dividends in the foreseeable future. The Company intends to retain its earnings to finance operations and future growth, and any decision to pay cash dividends will be made by the Company's board of directors based on factors such as the Company's results of operations and working capital requirements. The credit agreement with the Company's general credit providers restricts payment of dividends or other distributions to shareholders in the event the Company were to be in default under the credit agreement or if payment of such a dividend or distribution would result in such a default. In addition, indentures governing the education lending subsidiaries limit the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends. These limitations result from the restrictions contained in trust indentures under debt financing arrangements to which the Company's education lending subsidiaries are parties.

    For information regarding the Company's equity compensation plans, see Part III, Item 12 of this Report.

    In 2003, the Company issued unregistered securities in the transaction described below.

    On March 12, 2003, the Company issued an aggregate of 331,800 shares of Class A Common Stock to 35 employees for $2.43 per share, or an aggregate of $806,274. The securities issued in these transactions were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as transactions by an issuer not involving any public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to, or for sale or in connection with, any distribution thereof. Appropriate legends were affixed to the certificates representing the securities in such transactions.

    On August 14, 2003, in connection with the recapitalization effected pursuant to the Company's amended and restated articles of incorporation, the Company issued an aggregate of 45,038,488 shares of its Class A and Class B Common Stock to the holders of its pre-recapitalization Class A Voting Common Stock and Class B Non-Voting Common Stock. The securities issued in this transaction were issued in reliance on the exemption from registration under
Section 3(a)(9) of the Securities Act, relating to securities exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given, directly or indirectly, for soliciting such exchange.

    Each of the sales of securities was made without the use of an underwriter and the certificates evidencing the shares bear a restricted legend permitting the transfer thereof only upon registration of the shares or an exemption under the Securities Act.

    On December 11, 2003, the Company issued and sold an aggregate of 8,000,000 shares of its Class A Common Stock pursuant to an effective registration statement under the Securities Act for $21 per share, or an aggregate of $168,000,000. On December 22, 2003, the Company issued and sold an aggregate of 586,800 shares of its Class A Common Stock pursuant to an effective registration statement under the Securities Act for $21 per share, or an aggregate of $12,322,800. We used a portion of the net proceeds of $167.6 million, less $4 million in stock offering costs, from these offerings as follows: $18.3 million was used to fund the two acquisitions in the first quarter of 2004 as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisitions"; and $30.0 million was used to repay then-outstanding revolving credit indebtedness. We intend to use the remaining net proceeds from these offerings to fund the future acquisition as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisitions," for general corporate purposes, including capital expenditures, working capital needs and potential other transactions complementary to our business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth selected consolidated financial and other operating information of the Company. The selected financial data in the table is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

                                                    Year ended December 31,
                           --------------------------------------------------------------------------------
                               2003             2002             2001             2000             1999
                           ------------     ------------     ------------     ------------     ------------
                                           (dollars in thousands, except share data)
Income Statement Data:
Net interest income ....   $    178,612     $    190,900     $    114,565     $     64,853     $     59,538
Less provision for
 loan losses ...........        (11,475)          (5,587)          (3,925)          (1,370)          (1,800)
                           ------------     ------------     ------------     ------------     ------------
Net interest income
 after provision for
 loan losses ...........        167,137          185,313          110,640           63,483           57,738
Loan servicing and
 other fee income ......         99,294          103,899           93,172           66,015               --
Software services and
 other income ..........         19,398           21,909            7,713            8,431            5,387
Derivative market
 value loss ............         (1,170)            (579)          (2,962)              --               --
Operating expenses .....       (238,370)        (234,701)        (195,438)        (131,196)         (47,417)
                           ------------     ------------     ------------     ------------     ------------
Income before income
 taxes and minority
 interest ..............         46,289           75,841           13,125            6,733           15,708
Net income .............         27,103           48,538            7,147            4,520            9,671
Earnings per share,
 basic and diluted .....   $       0.60     $       1.08     $       0.16     $       0.11     $       0.42
Weighted average
 shares outstanding ....     45,501,583       44,971,290       44,331,490       41,187,230       22,863,444
Other Data:
Origination and
 acquisition volume (a)    $  4,253,014     $  2,665,786     $  1,448,607     $  1,027,498     $  2,015,263
Average student loans ..   $  9,451,035     $  8,171,898     $  5,135,227     $  3,388,156     $  1,750,097
Student loans
 serviced (at end of
 period) ...............   $ 18,773,899     $ 17,863,210     $ 16,585,295     $ 11,971,095     $         --
Ratios:
Net interest margin (b)            1.71%            2.15%            2.09%            1.76%            2.60%
Return on average
 total assets ..........           0.25%            0.52%            0.12%            0.12%            0.32%
Return on average equity           19.4%            49.2%            11.7%             8.2%            99.6%
Net loan charge-offs
 as a percentage of
 average student loans .          0.079%           0.047%           0.042%           0.055%           0.033%

                                                        As of December 31,
                                -------------------------------------------------------------------
                                    2003          2002          2001         2000          1999
                                -----------   -----------   -----------   -----------   -----------
                                                     (dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents ...   $   198,423   $    40,155   $    36,440   $    23,263   $    26,497

Student loan receivables, net    10,455,442     8,559,420     7,423,872     3,585,943     2,989,985
Total assets ................    11,931,509     9,766,583     8,134,560     4,021,948     3,302,098
Bonds and notes payable .....    11,366,458     9,447,682     7,926,362     3,934,130     3,265,532
Shareholders' equity ........       305,489       109,122        63,186        54,161        15,380

---------------
(a) Initial loans originated and acquired through various channels, including originations through our direct channel and acquisitions through our branding partner channel, our forward flow channel and the secondary market.

(b) Net interest margin is computed by dividing net interest income by the sum of average student loans and the average balance of other interest earning assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used in this report, the words "anticipate," "believe," "estimate," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in these laws and regulations, which may reduce the volume, average term and costs of yields on student loans under the FFEL Program or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to us. We could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; losses from loan defaults; and changes in prepayment rates and credit spreads.

Overview

    We are a vertically integrated education finance company, with over $11.9 billion in total assets as of December 31, 2003, making us one of the leading education finance companies in the country. We are focused on providing quality products and services to participants in the education finance process.
Headquartered in Lincoln, Nebraska, we originate, hold and service student loans, principally loans originated under the FFEL Program. We, together with our branding partners, originated and acquired approximately $4.3 billion of student loans in 2003, which includes $1.2 billion of existing loans we consolidated from our own loan portfolio, making us a leading originator and acquirer of student loans.

    Our business is comprised of four primary product and service offerings:

    o Asset management, including student loan originations and acquisitions. We provide student loan sales, marketing, originations, acquisition and portfolio management. We own a large portfolio of student loan assets through a series of education lending subsidiaries. We generate loans owned in special purpose lending facilities through direct origination or through acquisition of loans. We also provide marketing and sales support and managerial and administrative support related to our asset generation activities.

    o Student loan servicing. We service our student loan portfolio and the portfolios of third parties. The servicing activities provided include loan origination activities, application processing, borrower updates, payment processing, claim processing and due diligence procedures.

    o Guarantee servicing. We provide servicing support to guaranty agencies, which includes system software, hardware and telecommunication support, borrower and loan updates, default aversion tracking services, claim processing services and post-default collection services.

    o     Servicing  software.   We  provide  student  loan  servicing  software
          internally and to third-party student loan holders and servicers.

    In accordance with accounting principles generally accepted in the United States, our asset management and student loan servicing offerings constitute reportable operating segments. Our guarantee servicing and servicing software offerings are operating segments that do not meet the quantitative thresholds, and, therefore, are included as other segments that do not meet the reportable segment criteria. The following table shows the total segment revenue (excluding intersegment revenue) and net income of each of our reportable segments for the years ended December 31, 2003 and 2002. For additional information, see note 18 of the notes to the consolidated financial statements.

                        Year ended December 31, 2003          Year ended December 31, 2002
                     ----------------------------------    -----------------------------------
                                   Student                               Student
                       Asset        loan        Other        Asset         loan        Other
                     management   servicing    segments    management    servicing    segments
                     ----------   ---------    --------    ----------    ---------    --------
Segment revenue        61.8%        27.3%        10.9%        63.7%        28.2%         8.1%

Segment net income     72.7%        23.3%         4.0%        94.6%        13.5%        (8.1%)

    Our student loan portfolio has grown significantly through origination and acquisition. With the development of our fully integrated platform, we are positioned for organic growth. We originated and acquired $4.3 billion of student loans in 2003, which includes $1.2 billion of existing loans we consolidated from our own loan portfolio, through various channels, including:

     o our direct channel, in which we originate student loans in one of our brand names directly to student and parent borrowers, which accounted for 58.9% of the student loans we originated and acquired in 2003 (43.4% when excluding loans we consolidated from our own loan portfolio);

     o our branding partner channel, in which we acquire student loans from lenders to whom we provide marketing and origination services, which accounted for 19.0% of the student loans we originated and acquired in 2003 (26.2% when excluding loans we consolidated from our own loan portfolio); and

     o our forward flow channel, in which we acquire student loans from lenders to whom we provide origination services, but provide no marketing services, or who have agreed to sell loans to us under forward sale commitments, which accounted for 14.2% of the student loans we originated and acquired in 2003 (19.5% when excluding loans we condolidated from our own loan portfolio).

    In addition, we also acquire student loans through spot purchases, which accounted for 7.9% of student loans that we originated and acquired in 2003 (10.9% when excluding loans we consolidated from our own loan portfolio). We have increased our student loan portfolio by $6.8 billion over the last three years, including $2.9 billion of loans acquired in subsidiary acquisitions.

Significant Drivers and Trends

    Our earnings and earnings growth are directly affected by the size of our portfolio of student loans, the interest rate characteristics of our portfolio, the costs associated with financing and managing our portfolio and the costs associated with the origination and acquisition of the student loans in the portfolio. See "-- Student Loan Portfolio."

    In addition to the impact of growth of our student loan portfolio, our results of operations and financial condition may be materially affected by, among other things, changes in:

    o applicable laws and regulations that may affect the volume, terms, effective yields or refinancing options of education loans;

    o demand for education financing and competition within the student loan industry;

    o the interest rate environment, funding spreads on our financing programs and access to capital markets; and

    o prepayment rates on student loans, including prepayments relating to loan consolidations.

    Competition for the supply channel of education financing and the student loan industry has caused the cost of acquisition related to our student loan assets to increase. In addition, we have seen significant increases in consolidation loan activity and consolidation loan volume within our industry. The increase in competition for consolidation loans has caused us to be aggressive in our measures to protect and secure our existing portfolio through internal consolidation efforts. We will generally recognize our cost of acquisition over the average useful life of the assets; however, we will generally accelerate recognition of the unamortized cost of acquisition when loans are consolidated, even if they are consolidated on our balance sheet. The significant increase in consolidation activity, entrants and competition within the industry, coupled with our asset retention practices, have caused our yields to be reduced in recent years through amortization of acquisition costs. If these trends continue, we could continue to see our yields reduced through the increase in consolidation loans, which have a lower yield and also result in a further increase in amortization costs. See "-- Student Loan Portfolio--Student Loan Spread Analysis." Although our short-term yields may be reduced, we will have been successful in protecting our assets and stabilizing our balance sheet for long-term growth.

    Our student loan portfolio and asset growth will be significant factors in determining future growth in our net interest income as our primary source of income is interest earned on our student loan portfolio. If our student loan portfolio continues to grow and our net interest margin remains relatively stable, we expect our net interest income to increase after adjusting for any variable-rate floor income. Interest income, and to a certain extent our net income, is also dependent upon the relative level of interest rates. While we expect our student loan portfolio and interest earning assets to continue to grow, which should cause interest income and earnings growth, we do not expect to continue to grow at historical levels. Specifically, our net income in 2003 decreased $21.4 million, or 44.2%, as compared to 2002 primarily because of the decrease in our variable-rate floor income. Net interest income decreased by $12.3 million, or 6.4%, in 2003 as compared to 2002. This decrease was a result of a decrease in variable rate floor income of $37.0 million, which was offset by an increase in interest income from the growth in our student loan portfolio and decreased interest rates on our borrowings. Therefore, net interest income, excluding the effects of variable-rate floor income, increased approximately $24.7 million, or 17.5%, in 2003 as compared to 2002. This increase in net interest income, excluding variable-rate floor income, has resulted from the portfolio growth previously discussed. Variable-rate floor income occurs in certain declining interest rate environments, and we cannot predict whether these interest rate environments will occur in the future. We generally do not anticipate receiving or plan to receive variable-rate floor income.

    We reported net income of $27.1 million in 2003, or $0.60 per basic and diluted share, as compared to $48.5 million, or $1.08 per basic and diluted share, in 2002. Net interest income includes more than $69.3 million, or 73 basis points, in yield reduction due to amortization of loan acquisition costs or premiums in 2003, as compared to $55.1 million, or 67 basis points, in 2002. Despite our solid loan volume growth, our unamortized cost of loan acquisitions or premiums has been reduced from 1.9% at December 31, 2002 to 1.5% at December 31, 2003. In addition, we recorded approximately $12.8 million of variable-rate floor income in 2003 as compared to approximately $49.8 million in 2002. Operating expenses in 2003 included $12.8 million of amortization of intangible assets resulting from acquisitions prior to 2003, of which $6.7 million is not deductible for federal income tax purposes. Amortization of intangible assets totaled $22.2 million in 2002, which included $16.2 million not deductible for federal income tax purposes. Operating expenses in 2003 also include an additional $5.1 million in one-time costs to terminate consulting and employment contracts in 2003. In addition, in preparing for our initial public offering in December 2003, we incurred a non-recurring, nondeductible, non-cash stock compensation expense of $5.2 million for stock purchased by employees early in 2003.

    Our net income also included a mark-to-market loss on derivative instruments of $1.2 million in 2003 as compared to $0.6 million in 2002. We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate volatility. Management has structured all of our derivative transactions with the intent that each is economically effective. However, most of our derivative instruments do not qualify for hedge accounting under SFAS No. 133 and thus may adversely impact earnings. In addition, the mark-to-market adjustment recorded through earnings in our consolidated statements of income may fluctuate from period to period.

Acquisitions

    We have positioned ourselves for growth by building a strong foundation through mergers and acquisitions of related and unrelated entities. Although our assets and loan portfolios increased through these transactions, a key aspect of each transaction was its impact on our prospective organic growth and the development of our integrated platform of services. As a result of our rapid growth, the development of our platform and changes in operations, period-to-period comparability of our results of operations may be difficult.

    In 2000, we acquired UNIPAC Service Corporation, a related entity, and InTuition Holdings, Inc., which added servicing and origination operations. In 2001, we acquired MELMAC, Inc., which increased our FFELP portfolio by $424 million, and GuaranTec LLP, which added guarantee servicing to our activities. In addition, in December 2001, we acquired EFS, Inc., which increased our loan servicing operations and added $2.5 billion to our FFELP portfolio. In 2002, we expanded our product suite by adding loan servicing software products through the acquisitions of Idaho Financial Associates, Inc. and Charter Account Systems, Inc. In 2003, we acquired UFS Securities, LLC, which added broker-dealer services to our services.

    In January 2004, we acquired a 50% interest in Premiere Credit of North America, LLC, or Premiere, a collection services company that specializes in collection of educational debt. Premiere is based in Indianapolis, Indiana, and employs approximately 45 persons. In March 2004, we acquired rights, for a term of ten years, in certain assets of the Rhode Island Student Loan Authority, or RISLA, including the right to originate student loans in RISLA's name without competition from RISLA during such time period. RISLA also sold to us a portfolio of FFELP loans with an aggregate outstanding balance of approximately $175 million. We have further agreed to provide administrative services in connection with certain of the indentures governing debt securities of RISLA for a ten-year period. We have also entered into an agreement to acquire a FFELP loan secondary market, which holds a FFELP loan portfolio of approximately $130 million. We expect this acquisition to close during the second quarter of 2004.

Net Interest Income

    We generate the majority of our earnings from the spread between the yield we receive on our portfolio of student loans and the cost of funding these loans. This spread income is reported on our income statement as net interest income. The amortization and write-offs of premiums or discounts, including capitalized costs of origination, the consolidation loan rebate fee and yield adjustments from borrower benefit programs, are netted against loan interest income on our income statement. The amortization and write-offs of bond issuance costs are included in interest expense on our income statement.

    Our portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the U.S. Department of Education (the "Department,") and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated and the loan's repayment status. Depending on the type of student loan and when the loan was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. Loans that reset annually on each July 1 can generate excess spread income as compared to the rate based on the SAP formula in certain declining interest rate environments. We refer to this additional income as variable-rate floor income and it is included in loan interest income as described further in "-- Results of Operations" below. Historically, we have earned excess spread, or variable-rate floor income, in declining interest rate environments as recently as our most recent fiscal year. Since the rates are reset annually, we view these earnings as temporary and not necessarily sustainable. Our ability to earn variable-rate floor income in the future periods is dependent upon the interest rate environment following the annual reset of borrower rates, and we cannot assure that such environment will exist in the future.

    The table below sets forth the weighted average borrower interest rate and weighted average lender interest rate for all variable-rate student loan assets for the period indicated.

                                                As of December 31,
                                          -----------------------------
                                          2003         2002        2001
                                          ----         ----        ----
        Weighted average borrower
        interest rate...................  3.76%       4.97%        7.02%
        Weighted average lender
        interest rate...................  3.49%       4.27%        6.23%

    Because we generate the majority of our earnings from the spread between the yield we receive on our portfolio of student loans and the cost of financing these loans, the interest rate sensitivity of our balance sheet is very important to our operations. The current and future interest rate environment can and will affect our interest earnings, net interest income and net income. The effects of changing interest rate environments are further outlined in "-- Risks -- Market and Interest Rate Risk" below.

    On those FFELP loans with fixed to term borrower rates, primarily consolidation loans, we earn interest at the greater of the borrower rate or a variable rate based on the SAP formula. Since we finance the majority of our student loan portfolio with variable-rate debt, we may earn excess spread on these loans for an extended period of time.

    On most consolidation loans, we must pay a 1.05% per year rebate fee to the Department. Those consolidation loans which have variable interest rates based on the SAP formula earn a yield less than that of a Stafford loan. Those consolidation loans which have fixed interest rates less than the sum of 1.05% and the variable rate based on the SAP formula also earn a yield less than that of a Stafford loan. As a result, as consolidation loans matching these criteria become a larger portion of our loan portfolio, there will be a lower yield on our loan portfolio in the short term. However, due to the extended terms of consolidation loans, we expect to earn the yield on these loans for a longer duration, making them beneficial to us in the long term.

    A portion of our FFELP loan portfolio, with an outstanding balance of $2.6 billion as of December 31, 2003, is comprised of loans which were previously financed with tax-exempt obligations issued prior to October 1, 1993. Based upon provisions of the Higher Education Act and related interpretations by the Department, we believe that we may be entitled to receive special allowance payments on these loans providing us with a 9.5% minimum rate of return. To date, we have not recognized interest income generated by these loans based on the 9.5% minimum rate of return. We have asked the Department to confirm that we are allowed to recognize the income based on the 9.5% minimum rate of return. We have deferred recognition of this excess interest income pending satisfactory resolution of this issue. As of December 31, 2003, the amount of excess interest income deferred totaled approximately $42.9 million which is included in other liabilities on our consolidated balance sheet. Since we did not refinance loans with the aforementioned tax-exempt obligations until 2003, all of this deferred income was recorded this year. Legislation has been proposed to eliminate variable rate floor income as well as the 9.5% floor interest rate on loans financed with funds from pre-1993 tax-exempt financings. The enactment of this legislation might prospectively eliminate floor income on pre-1993 tax-exempt financings and allow us to recognize our deferred excess interest income. Conversely, we cannot be assured that any such legislation, if enacted, will only prospectively eliminate this floor income. At this time, we cannot predict how any such potential legislation will affect our operations in the future.

    In declining interest rate environments, we can earn significant amounts of variable-rate floor income. The more drastic the reduction in rates subsequent to the July 1 annual borrower interest rate reset date, the greater our opportunity to earn such income. Conversely, as the decline in rates abates, or in environments where interest rates are rising, our opportunity to earn variable-rate floor income can be reduced, in some cases substantially. Although we have been in a historically low interest rate environment, interest rates on which our assets are indexed have been rising since the second quarter of 2003. As interest rates increase, we incur greater financing costs on our variable-rate financings. An increase in our financing costs, in turn, decreases the spread between the rate of our FFELP loans (which reset annually) and the rate of our financings, ultimately causing a decrease in variable-rate floor income.

    Investment    interest   income    includes    income   from    unrestricted
interest-earning deposits and funds in our special purpose entities for our asset-backed securitizations.

Provision for Loan Losses

    We maintain an allowance for loan losses associated with our student loan portfolio at a level that is based on the performance characteristics of the underlying loans. We analyze the allowance separately for our FFELP loans and our private loans.

    The loan loss allowance attributable to FFELP loans consists of two components: a risk sharing reserve and a reserve for rejected guaranty agency claim losses, caused mainly by servicing defects. The risk sharing reserve is an estimate based on the amount of loans subject to the 2% risk sharing and on the historical experience of losses. The rejected claim loss reserve is based on the historical trend of ultimate losses on loans initially rejected for reimbursement by guaranty agencies. FFELP loans are guaranteed as to both principal and interest and, therefore, continue to accrue interest until the time they are paid by the guaranty agency. Once a FFELP loan is rejected for claim payment, our policy is to continue to pursue recovery of principal and interest, whether by curing the reject or collecting from the borrower. We attempt to cure the rejected claims through our collection efforts. As of December 31, 2003, we had an allowance for loan losses on FFELP loans of $10.8 million.

    In determining the private loan loss allowance, we divide the portfolio into various categories, such as the type of program, loan status and months into repayment. We then estimate defaults based on the borrowers' credit profiles, net of estimated recoveries. We place a private loan on non-accrual status and charge off the loan when the collection of principal and interest is 120 days past due. We utilize this data to estimate the amount of losses in the portfolio, net of subsequent collections, that are probable of occurrence. As of December 31, 2003, we had an allowance for loan losses on private loans of $5.2 million.

    The evaluation of the provision for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level which our management believes is adequate to cover probable losses inherent in the loan portfolio.

    The Higher Education Act authorizes the Department to recognize lenders and lender servicers (as agent for the eligible lender) for an exceptional level of performance in servicing FFELP loans. A lender or lender servicer designated for exceptional performance can receive 100 percent reimbursement on all claims submitted for insurance provided that the lender or lender servicer meets and maintains all requirements for achieving its designation. On December 29, 2003, we applied for Exceptional Performance status as a student loan servicer for the FFEL Program. Our original application was denied by the Department based on two issues. We believe we have provided sufficient information related to one of the issues to consider it resolved. The other issue relates to a complaint submitted to the Department by a former employee in connection with our procedures in processing certain FFELP loan borrower forbearances. In March 2004, the Department provided us with a summary of that complaint and also forwarded the complaint on to the Office of the Inspector General, or OIG. As we understand, this former employee's complaint alleges that we incorrectly processed certain forbearances during a limited time period and with respect to a limited number of borrower accounts. Our management has reviewed the procedures in connection with this activity and concluded that such procedures did not violate FFELP loan servicing regulations. We are cooperating with the Department to resolve this issue. We promptly advised our independent auditors, KPMG LLP, of the issues. There can be no assurance that the OIG will review the former employee's complaint without conducting an investigation, or that the outcome of any investigation will be favorable. If an OIG investigation were to occur, we do not expect any adverse finding, nor do we believe that this issue will result in a material adverse financial impact on us even if an investigation were to result in an adverse finding. A delayed resolution of this matter may delay our ability to resubmit an application with the Department to become a lender servicer designated for exceptional performance, and an unfavorable resolution of this matter may result in an inability to resubmit that application. If we are able to resubmit our application, we cannot be assured that we will receive or maintain the designation as exceptional performer. Should we receive and maintain designation as an exceptional performer under the Higher Education Act, our cost related to losses on defaulted FFELP loans, specifically the 2% risk share component that is not guaranteed, could be substantially reduced and would differ significantly from historical losses and trends.

Other Income

    We also  earn  fees  and  generate  income  from  other  sources,  including principally loan servicing, guarantee servicing and licensing fees on our software products. Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value or number of loans or accounts serviced for each customer. Guarantee servicing fees are earned as a result of our providing system software, hardware and telecommunication support, borrower and loan updates, default aversion tracking services, claim processing services and post-default collection services to guaranty agencies. Guarantee servicing fees are calculated based on the number of loans serviced or amounts collected. Software services income includes software license and maintenance fees associated with student loan software products as well as certain loan marketing fees. Other income also includes the derivative market value adjustment as further discussed in "-- Risks -- Market and Interest Rate Risk" below.

    In addition, we earn fee income on some of our securitization transactions through UFS Securities, our wholly owned broker-dealer, which effectively decreases our costs associated with accessing this market. UFS Securities sells certain tranches of our auction rate securities in a co-broker dealer arrangement with certain third-party broker-dealers. UFS Securities is paid the same amount of fees as the third-party broker-dealers for selling the auction rate securities. Since UFS Securities, which was acquired in August 2003, is our wholly owned subsidiary, these sales and the fees received for the sales by our wholly owned subsidiary will have the effect of reducing our overall costs on the sales of our auction rate securities.

    As we expand our student loan origination and acquisition activities, we may face increased competition with some of our servicing customers. In the past, including one case in 2003, servicing customers have terminated their servicing relationships with us. Furthermore, we could in the future lose more servicing customers as a result of such increased competition. However, the vast majority of our servicing agreements provide for life-of-loan servicing of the existing loans, and, as such, we do not expect this loss or the potential future loss of customers to have a material adverse effect on our results of operations for the foreseeable future.

    One of our guarantee servicing customers recently notified us of its intention not to renew its servicing contract. The loss of this customer is not expected to have a material effect on our results of operations due to the relative portion of our earnings attributable to guarantee servicing revenue and the size of the individual customer.

    The income and revenues provided through our servicing software operations have increased in recent years with the acquisitions of Idaho Financial Associates, Inc. and Charter Account Systems, Inc. in January 2002 and May 2002, respectively. This increase was offset by a decrease in other income. To the extent that our servicing software license and maintenance revenues continue to increase, we believe that such increase will primarily come from our existing customer base.

Operating Expenses

    Operating expenses include costs incurred to manage and administer our student loan portfolio and our financing transactions, costs incurred to generate and acquire student loans and general and administrative expenses, which include corporate overhead. Operating expenses also include amortization of intangible assets related to acquisitions. We do not believe inflation has a significant effect on our operations.

Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002

    Net interest income. Loan interest income decreased by $45.0 million, or 11.1%, in 2003 as compared to 2002. This decrease was a result of changes in the interest rate environment and in the pricing characteristics of our student loan assets, although such decrease was partially offset by an increase in the size of our student loan portfolio. Lower interest rates in 2003 caused a decrease in the average net yield on our student loan portfolio to 3.82% from 4.96% in 2002. Variable-rate floor income decreased approximately $37.0 million to approximately $12.8 million in 2003 from approximately $49.8 million in 2002, due to the timing and relative change in interest rates during the periods. Essentially, prevailing interest rates declined drastically subsequent to the July 1, 2002 annual borrower interest rate reset date compared to their less substantial decline following the reset of rates on July 1, 2003. Consequently, we realized significantly less variable-rate floor income during 2003 than we did in 2002. The weighted average interest rate on our student loan portfolio decreased in 2003 due to lower interest rates, together with the increase in the number of lower yielding consolidation loans. The lower weighted average loan interest rate resulted in a reduction in loan interest income of approximately $41.5 million. Consolidation loan activity also increased the amortization and write-offs of acquisition costs and increased the consolidation rebate fee, reducing loan interest income an additional approximately $29.9 million in 2003. The reduction in loan interest income resulting from the decline in interest rates and reduction in variable-rate floor income was partially offset by an increase in our portfolio of student loans. The average student loan portfolio increased by $1.3 billion, or 15.7%, in 2003 as compared to 2002, which increased loan interest income by approximately $63.1 million in 2003 as compared to 2002.

    Investment interest income decreased $5.6 million, or 26.8%, in 2003 as compared to 2002. This decrease was due to the termination of a joint venture with a large financial institution in the second quarter of 2003.

    Interest expense on bonds and notes payable decreased $38.3 million, or 16.3%, in 2003 as compared to 2002. This decrease occurred despite an increase in average total debt of approximately $1.6 billion, specifically an increase in average variable-rate debt of $1.8 billion, which increased interest expense by approximately $22.0 million. The reduction in interest rates, specifically LIBOR and auction rates, decreased our average cost of funds to 1.86% in 2003 from 2.59% in 2002. As a result, interest expense decreased approximately $43.0 million in 2003 as compared to 2002. We reduced average fixed-rate debt by $212.0 million in 2003, which decreased our overall interest expense by approximately $12.5 million as compared to 2002. Interest expense on bonds and notes payable during 2003 includes additional amortization and write-offs of bond issuance costs of $2.6 million incurred as a result of refinancing certain debt transactions compared to $5.3 million in 2002.

    As a result of the foregoing, net interest income decreased by $12.3 million, or 6.4%, in 2003 as compared to 2002. Our net interest margin decreased to 1.71% in 2003 from 2.15% in 2002. Net interest income, excluding the effects of variable-rate floor income of $12.8 million in 2003 and $49.8 million in 2002, increased approximately $24.7 million, or 17.5%, to approximately $165.8 million in 2003 from approximately $141.1 million in 2002.

    Provision for loan losses. The provision for loan losses for FFELP and private loans increased $5.9 million, or 105.4%, in 2003 as compared to 2002. The provision for loan losses for FFELP loans increased $1.1 million in 2003 compared to 2002 due to the increase in the size of our FFELP loan portfolio. The provision for loan losses for private loans increased $4.8 million in 2003 compared to 2002. This increase was due to a provision of $4.3 million for an identified pool of private loans based on aging, delinquency and performance of such identified pool. This pool of private loans was limited to borrowers attending a single school, and, in early 2002, we ceased making private loans to borrowers attending that school. The remaining increase of $0.5 million was due to the increase in size of our private loan portfolio. Our net loan charge-offs as a percentage of average student loans increased to 0.079% in 2003 from 0.047% in 2002. This increase is directly attributable to the identified pool of private loans as a result of the continued aging of this portfolio. The Company periodically re-evaluates the requirements of its provision for loan losses, and future additions to the provision for our student loans and the identified pool of private loans may be necessary.

    Other income. Total other income decreased $7.7 million, or 6.2%, in 2003 as compared to 2002. Loan servicing and other fee income decreased $4.6 million, or 4.4%, software services and other income decreased $2.5 million, or 11.5%, and derivative market value adjustment loss increased $0.6 million, or 102.1%, in 2003 as compared to 2002.

    Loan servicing and other fee income decreased due to the reduction in the number and dollar amount of loans we serviced for third parties. Total third-party loan servicing volume decreased $1.1 billion, or 10.1%, in 2003 as compared to 2002. This resulted in a decrease in loan servicing income of $9.4 million in 2003 as compared to 2002. This decrease in income was offset by an increase of $4.8 million of guarantee servicing income in 2003 due to higher guarantee volumes.

    The decrease in software services and other income was due to additional income earned of $5.7 million in 2002 on a marketing contract that was terminated in the fourth quarter of 2002. This decrease was offset by an increase of $3.4 million due to the acquisitions of Charter Accounts Systems, Inc. in May 2002 and Idaho Financial Associates in January 2002 and an increase in other income of $1.3 million due to the acquisition of UFS Securities in August 2003. In addition, late fee income on borrower payments increased $1.0 million in 2003. In 2002, we recognized marketing income of $2.3 million as a broker on a loan sale.

    The derivative market value adjustment loss increased as we increased our use of derivative instruments in 2003 to provide economic hedges to protect against the impact of adverse changes in interest rates. The derivative market value adjustment loss of $0.6 million in 2002 was due to the interest rate swap in the notional amount of $500 million entered into in 2001 that expired in the second quarter of 2002. See "-- Risks -- Market and Interest Rate Risk."

    Operating expenses. Total operating expenses increased $3.7 million, or 1.6%, in 2003 as compared to 2002. Salaries and benefits increased $17.4 million, or 16.3%, and total other expenses decreased $13.7 million, or 10.7%, in 2003 as compared to 2002.

    Salaries and benefits increased as a non-cash stock compensation expense of $5.2 million was recognized in the third quarter of 2003 equal to the difference between the product of the estimated initial public offering price and the number of shares issued in March 2003 and the total price paid by the employees. In addition, salary expense increased $5.1 million in 2003 as compared to 2002 associated with the termination of consulting and employment agreements, of which $1.8 million was incurred in the fourth quarter of 2003. The remaining increase of $7.1 million is due to the increased personnel from the acquisitions previously described and expansion of our marketing efforts.

    The net decrease in total other expenses can be attributed to a decrease in depreciation and amortization expense of $9.3 million, or 28.7%, due to the decrease in the amortization of intangible assets of $9.5 million as certain intangible assets were fully amortized in 2002. Trustee and other debt-related fees increased $2.7 million, or 16.5%, in 2003 as compared to 2002 as a result of a $1.6 billion increase in average total debt outstanding. Advertising and marketing expenses decreased $1.3 million, or 11.6%, in 2003 as compared to 2002 due to a $2.4 million expense incurred on a large marketing contract that was terminated in December 2002. The decrease was offset by an increase in marketing activities related to consolidation mailings in 2003. Consulting fees and support services to related parties decreased $9.3 million, or 72.5%, in 2003 as compared to 2002 as a result of a $1.4 million decrease in consulting fees due to the termination of a large consulting agreement in December 2002. The remaining decrease was due to the conversion related fees paid in 2002 for the systems conversion that occurred in November 2002. Postage and distribution expenses increased $2.1 million, or 19.3%, in 2003 as compared to 2002 due to an increase in mass mailings to promote origination of Stafford and consolidation loans.

    Income tax expense. Income tax expense decreased $8.4 million, or 30.3%, in 2003 compared to 2002, due to the decrease in income before income taxes. Our effective tax rate was 41.7% in 2003 as compared to 36.5% in 2002. The increase in the effective rate principally was a result of the non-cash stock compensation expense recognized in 2003 for financial statement purposes that was not deductible for tax purposes.

    Net income. Net income decreased to $27.1 million in 2003 from $48.5 million in 2002, for the reasons discussed above.

Year ended December 31, 2002 compared to year ended December 31, 2001

    Net interest income. Loan interest income increased by $86.7 million, or 27.2%, in 2002 as compared to 2001. This increase was the result of changes in the interest rate environment, in the pricing characteristics of our student loan assets, and in the size of our student loan portfolio. Lower interest rates in 2002 caused a decrease in the average net yield on our student loan portfolio to 4.96% in 2002 from 6.20% in 2001. Variable-rate floor income increased approximately $19.9 million to approximately $49.8 million in 2002 from approximately $29.9 million in 2001, due to the timing and relative change in interest rates during the periods. The weighted average interest rate on our student loan portfolio decreased in 2002 due to the lower interest rates, together with the increase in the number of lower yielding consolidation loans. The lower weighted average loan interest rate resulted in a reduction in loan interest income of approximately $65.2 million. Consolidation loan activity also increased the amortization and write-offs of acquisition costs, reducing loan interest income an additional approximately $40.4 million in 2002. The reduction in loan interest income resulting from the decline in interest rates and the reduction in variable-rate floor income was partially offset by an increase in our portfolio of student loans. The average student loan portfolio increased by approximately $3.0 billion, or 59.1%, in 2002 as compared to 2001, which increased loan interest income by $192.1 million in 2002 as compared to 2001, including the increase related to variable-rate floor income.

    Investment interest income increased $4.0 million, or 23.6%, in 2002 as compared to 2001, due to an approximately $360.1 million increase in average investment and interest-earning deposits during 2002.

    Interest expense on bonds and notes payable increased $14.3 million, or 6.5%, in 2002 as compared to 2001. Average variable-rate debt increased $4.1 billion, which resulted in an increase in interest expense of $85.9 million. The reduction in short-term interest rates, specifically LIBOR, decreased our average cost of funds to 2.59% in 2002 from 3.95% in 2001. As a result, interest expense decreased approximately $83.1 million in 2002 as compared to 2001. We increased average fixed-rate debt by $199.9 million during 2002, which increased our overall interest expense by approximately $12.0 million as compared to 2001. In 2002, we first accessed the term securitization market. While the interest expense associated with term securitizations is less than that associated with our other debt instruments, the incremental benefit in 2002 was negligible. While we expect that we will continue to access the term securitization markets, we cannot predict whether the benefits of our accessing those markets will be material to our results of operations in future periods.

    As a result of the foregoing, net interest income increased by $76.3 million, or 66.6%, in 2002 as compared to 2001. Our net interest margin increased to 2.15% in 2002 from 2.09% in 2001. Net interest income, excluding the effects of variable-rate floor income of $49.8 million in 2002 and $29.9 million in 2001, increased $56.4 million, or 66.6%, to $141.1 million in 2002 from $84.7 million in 2001.

    Provision for loan losses. The provision for loan losses for FFELP and private loans increased $1.7 million, or 43.3%, in 2002 as compared to 2001. The provision for loan losses for FFELP loans decreased $100,000, or 3.0%, in 2002 as compared to 2001. The provision for loan losses for private loans increased $1.8 million, or 242.9%, in 2002 as compared to 2001. This increase was due to a provision of approximately $1.6 million for an identified pool of private loans based on aging, delinquency and performance of such identified pool. This pool of private loans was limited to loans to borrowers attending a single school, and, in early 2002, we ceased making private loans to borrowers attending that school. The remaining combined increase of $100,000, or 2.5%, was due to the increase in size of our FFELP and private loan portfolios.

    Other income. Total other income increased $27.3 million, or 27.9%, in 2002 as compared to 2001. Loan servicing and other fee income increased $10.7 million, or 11.5%, software services and other income increased $14.2 million, or 184.1%, and derivative market value adjustment loss decreased $2.4 million, or 80.5%, in 2002 as compared to 2001.

    Loan servicing and other fee income increased due to growth in the loan servicing portfolio of $817.5 million in 2002 and the acquisition of EFS, Inc., which increased the servicing portfolio by an additional $1.0 billion in 2002. The change in the loan servicing volume resulted in an increase in loan servicing income of $1.3 million. In addition, we acquired GuaranTec, LLP in June 2001 resulting in an increase of $8.7 million in guarantee servicing income in 2002 as compared to 2001.

    Software services and other income increased due to the acquisitions of Charter Account Systems, Inc. in May 2002 and Idaho Financial Associates, Inc. in January 2002. These acquisitions resulted in an increase in income of approximately $6.2 million in 2002 compared to 2001. Additional income of $6.6 million was earned on a marketing contract in 2002 that was not in existence in 2001. Other income also included an increase in administrative services income of $1.2 million in 2002 as compared to 2001 from the support services provided to FirstMark Services, LLC, which was not in existence in 2001.

    The derivative market value adjustment loss decreased as the interest rate swap entered into in 2001 expired in June 2002.

    Operating expenses. Total operating expenses increased $39.3 million, or 20.1%, in 2002 as compared to 2001. Salaries and benefits increased $29.5 million, or 38.1%, and total other expenses increased $11.3 million, or 10.1%, in 2002 as compared to 2001. The increase in salaries and benefits is due to the following: the acquisition of EFS, Inc. in December 2001, which increased salaries and benefits by $11.2 million, the acquisition of Idaho Financial Associates, Inc. in January 2002, which increased salaries and benefits by $7.9 million and the acquisition of Charter Account Systems, Inc. in May 2002, which increased salaries and benefits by $1.0 million. The remaining increase in salaries and benefits is due to an increase in support services personnel and the rising cost of employee benefits.

    The net increase in total other expenses can be attributed to an increase in depreciation and amortization of $3.9 million, or 13.5%, in 2002 as compared to 2001, which includes an increase in the amortization of intangible assets of $3.4 million due to acquisitions of EFS, Inc., Idaho Financial Associates, Inc. and Charter Account Systems, Inc. in December 2001, January 2002 and May 2002, respectively. The remaining increase in depreciation and amortization was a result of increased depreciation and amortization of furniture, equipment and leasehold improvements in 2002 as compared to 2001, due to the acquisitions previously described. Trustee and other debt related fees increased $3.8 million, or 29.5%, in 2002 as compared to 2001, as a result of the $4.3 billion increase in average total debt outstanding. Occupancy and communications expense increased $3.9 million, or 52.6%, in 2002 as compared to 2001 due to the acquisitions previously described. Advertising and marketing expenses increased $1.4 million, or 13.7%, in 2002 as compared to 2001 due to an increase in consolidation loan origination activities. Professional services increased $5.9 million, or 175.3%, in 2002 as compared to 2001 as a result of technology-related consulting in 2002 that did not exist in 2001. Consulting fees and support services to related parties decreased $16.6 million, or 56.4%, in 2002 as compared to 2001. This decrease can be attributed to a $9.7 million decrease due to the termination of the support services contract for InTuition Holdings, Inc. and GuaranTec, LLP in December 2001, a $4.8 million decrease in contracted technology services obtained from 5280 Solutions, Inc. related to the consolidation of our servicing platform in December 2001 and a $2.1 million decrease as a result of a reduction in consulting fees for services provided by related parties. Other expenses increased $4.0 million, or 21.5%, due to the acquisitions previously described.

    Income tax expense. Income tax expense increased to $27.7 million in 2002 as compared to $5.4 million in 2001 due to the increase in income before income taxes in 2002. Our effective tax rate was 36.5% in 2002 as compared to 41.0% in 2001. The 2002 effective tax rate was lower than the 2001 rate because other net items, not deductible for tax purposes, contributed positively to our effective tax rate in 2002 whereas they contributed negatively in 2001.

    Net income. Net income increased to $48.5 million in 2002 from $7.1 million in 2001, for the reasons discussed above.

Financial Condition

At December 31, 2003 compared to December 31, 2002

    Total assets increased $2.1 billion, or 22.2%, from $9.8 billion at December 31, 2002 to $11.9 billion at December 31, 2003. This was due to an increase in student loans receivable of $1.9 billion, or 22.2%, from $8.6 billion at December 31, 2002 to $10.5 billion at December 31, 2003. This increase was a result of net growth in consolidation loans of $2.0 billion in 2003. In addition, cash and cash equivalents increased $158.3 million, or 394.1%, from $40.2 million at December 31, 2002 to $198.4 million at December 31, 2003. The increase is a result of the proceeds received from the public stock offering in December 2003.

    Total liabilities increased $2.0 billion, or 20.4%, from $9.7 billion at December 31, 2002 to $11.6 billion at December 31, 2003. The growth in liabilities was a result of an increase in bonds and notes payable of $2.0 billion, or 20.3%, from $9.4 billion at December 31, 2002 to $11.4 billion at December 31, 2003. The increase in bonds and notes payable resulted from additional borrowings to fund our growth in student loans in 2003.

    Shareholders' equity increased $196.4 million, or 180.0%, from $109.1 million at December 31, 2002 to $305.5 million at December 31, 2003 as a result of net income of $27.1 million in 2003 and the net proceeds from our public stock offering of $167.7 million, less $4 million in stock offering costs. In addition, shareholders' equity also increased as a result of a non-cash stock compensation expense of $5.2 million in 2003.

Liquidity and Capital Resources

    We completed an initial public offering of our Class A Common Stock issuing 8,000,000 shares on December 11, 2003. The underwriters exercised their rights related to the over-allotment of shares, resulting in an issuance of an additional 586,800 Class A Common Shares on December 22, 2003. The completion of our initial public stock offering raised net proceeds of $167.7 million, less $4 million of stock offering costs.

    We generally finance our operations through operating cash flow, borrowings under credit facilities and secured financing transactions. We also utilize secured and unsecured operating lines of credit and financing agreements to fund operations and student loan acquisitions. Operating activities provided net cash of $153.0 million in 2003, an increase of approximately $18.8 million from the net cash provided by operating activities of $134.2 million in 2002 due to efficiencies and decreases in our operating expenses with the integration of our acquisitions. Operating cash flows are driven by net income adjusted for various non-cash items such as the provision for loan losses, depreciation and amortization and the non-cash stock compensation expense in 2003.

    We have a $35.0 million operating line of credit and a $35.0 million commercial paper conduit under two separate facilities from a group of six large regional and national financial institutions. We had $12.7 million borrowed under the commercial paper conduit at December 31, 2003 and subsequently paid these borrowings off in the first quarter of 2004. The cost of funds associated with our operating lines of credit is higher than that of the secured financing transactions used to fund our student loan portfolio. Our operating lines of credit are generally priced at a spread over LIBOR ranging from 60 to 225 basis points. We believe our operating lines and credit facilities and the growth in our cash flow from operating activities and the initial public stock offering indicates a favorable trend in our available capital resources. As a result of the proceeds received from the initial public offering, a $30 million operating line of credit with a national financial institution was not renewed in February 2004 and we chose not to pursue execution of a commitment we had for a $30 million operating line of credit in late 2003.

    In the fourth quarter of 2003, we expanded one of our existing short-term student loan warehousing facilities, which resulted in an increase in the aggregate of all short-term student loan warehousing facilities from $1.05 billion to $1.8 billion. This increased warehouse facility will allow for expansion of our liquidity and capacity for student loan growth. We believe that the expansion of our warehousing capacity and continued access to the asset-backed securities market will provide adequate liquidity to fund our student loan operations for the foreseeable future. At December 31, 2003, we had a loan warehousing capacity of $2.8 billion through 364-day commercial paper conduit programs. Historically, we have renewed our commercial paper conduit programs annually and therefore, do not believe the annual renewal of these contracts present a significant risk to our liquidity.

    Our secured financing instruments include commercial paper lines, short-term student loan warehouse programs, variable-rate tax-exempt bonds, fixed-rate, tax-exempt bonds and various asset-backed securities. Of the $11.4 billion of debt outstanding as of December 31, 2003, $9.3 billion was issued under securitization transactions. In 2003 and 2002, we completed three asset-backed securities transactions in each period totaling $2.9 billion and $2.8 billion, respectively. In addition, in January 2004, we completed a $1.0 billion asset-backed securities transaction. Depending on market conditions, we anticipate continuing to access the asset-backed securities markets in 2004 and subsequent years. Securities issued in our securitization transactions are generally priced off a spread to LIBOR or set under an auction procedure related to the bonds and notes. The student loans financed are generally priced on a spread to commercial paper or Treasury bills.

    We are limited in the amounts of funds that can be transferred to us by our subsidiaries through intercompany loans, advances or cash dividends. These limitations result from the restrictions contained in trust indentures under debt financing arrangements to which our education lending subsidiaries are parties. We believe these limitations will not affect our operating cash needs. The amounts of cash and investments restricted in the respective reserve accounts of the education lending subsidiaries are shown on the consolidated balance sheets as restricted cash and investments.

    The following table summarizes our bonds and notes outstanding as of December 31, 2003:

                                        As of December 31, 2003
                           -----------------------------------------------------
                                          Percent    Line of
                            Carrying        of        credit      Interest rate
                             amount        total      amount           range         Final maturity
                           ----------      ------   ----------      ------------   ------------------
                                                 (dollars in thousands)
 Variable-rate bonds
   and notes (a):
   Bond and notes
 based on indices........  $3,203,859      28.2%    $3,203,859      1.11%--1.87%   05/01/07--01/25/37
   Bond and notes
 based on auction........   5,125,270       45.1     5,125,270      1.00%--1.30%   07/01/05--07/01/43
                          -----------              -----------
      Total variable-rate
      bonds and notes....   8,329,129       73.3     8,329,129
 Commercial paper and
   other.................   2,064,400       18.2     2,795,000      1.11%--1.40%   05/14/04--09/25/24
 Fixed-rate bonds and
   notes(a)..............     927,694        8.1       927,694      5.50%--6.68%   05/01/05--06/01/28
 Other secured borrowings      45,235        0.4       110,235      1.30%--6.00%   01/30/04--11/01/05
                          -----------              -----------
      Total.............. $11,366,458              $12,162,058
                          ===========              ===========

-----------
(a) Issued in securitization transactions.

    Total unused commitments under various commercial paper, warehouse and operating line of credit agreements totaled $796 million as of December 31, 2003.

    The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. Our contractual obligations as of December 31, 2003 are as follows:

                                         Less than                                 More than
                             Total         1 year      1-3 years     3-5 years      5 years
                          -----------   -----------   -----------   -----------   -----------
Bonds and notes payable   $11,366,458   $   597,575   $   348,494   $   294,538   $10,125,851
Operating lease
obligations                    16,785         4,950         7,987         3,373           475
                          -----------   -----------   -----------   -----------   -----------
   Total                  $11,383,243   $   602,525   $   356,481   $   297,911   $10,126,326
                          ===========   ===========   ===========   ===========   ===========

    We have commitments with our branding partners, from whom we acquire student loans and to whom we provide marketing and origination services, and forward flow lenders, from whom we acquire student loans and to whom we provide origination services only, which obligate us to purchase loans originated under specific criteria, although our branding partners and forward flow lenders are not obligated to provide us with a minimum amount of loans. These commitments generally run for periods ranging from one to five years and are generally renewable. We are obligated to purchase student loans at current market rates at the respective sellers' requests under various agreements through September 30, 2004. As of December 31, 2003, $287.4 million of student loans were originated under these agreements which we were committed to purchase.

Student Loan Portfolio

    The table below describes the components of our loan portfolio:

                                            As of December 31,
                             -------------------------------------------------
                                      2003                     2002
                             -----------------------   -----------------------
                                              Percent                   Percent
                                                of                        of
                               Dollars         total      Dollars        total
                             ------------      -----   ------------      -----
                                           (dollars in thousands)
FFELP:
  Stafford ...............   $  4,901,289       46.9%  $  4,983,021       58.2%
  PLUS/SLS (a) ...........        249,217        2.4        313,100        3.7
  Consolidation ..........      5,073,081       48.5      3,033,607       35.4
Non-FFELP:
  Private loans ..........         91,287        0.9         74,660        0.9
                             ------------      -----   ------------      -----
     Total ...............     10,314,874       98.7      8,404,388       98.2
Unamortized premiums .....        156,594        1.5        167,032        1.9
Allowance for loan losses:
  Allowance -- FFELP .....        (10,795)      (0.1)        (9,970)      (0.1)
  Allowance -- Private ...         (5,231)      (0.1)        (2,030)      --
                             ------------      -----   ------------      -----
     Net .................   $ 10,455,442      100.0%  $  8,559,420      100.0%
                             ============      =====   ============      =====
__________

(a) Supplemental Loans for Students, or SLS, are the predecessor to unsubsidized Stafford loans.

Activity in the Allowance for Loan Losses

    The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans.

    An analysis of our allowance for loan losses is presented in the following table:

                                                                      Year ended December 31,
                                                         --------------------------------------------------
                                                             2003               2002               2001
                                                         ------------       ------------       ------------
                                                                        (dollars in thousands)
     Balance at beginning of year ..................     $     12,000       $     10,242       $      3,614
     Provision for loan losses:
       FFELP loans .................................            4,275              3,162              3,250
       Private loans ...............................            7,200              2,425                675
                                                         ------------       ------------       ------------
         Total provision for loan losses ...........           11,475              5,587              3,925
     Transfer from acquisitions ....................               --                 --              4,866
     Charge-offs:
       FFELP loans .................................           (3,450)            (2,570)            (1,742)
       Private loans ...............................           (4,132)            (1,333)              (499)
                                                         ------------       ------------       ------------
         Total charge-offs .........................           (7,582)            (3,903)            (2,241)
     Recoveries, private loans .....................              133                 74                 78
                                                         ------------       ------------       ------------
     Net charge-offs ...............................           (7,449)            (3,829)            (2,163)
                                                         ------------       ------------       ------------
     Balance at end of period ......................     $     16,026       $     12,000       $     10,242
                                                         ============       ============       ============
     Allocation of the allowance for loan
     losses:
       FFELP loans .................................     $     10,795       $      9,970       $      9,378
       Private loans ...............................            5,231              2,030                864
                                                         ------------       ------------       ------------
         Total allowance for loan losses ...........     $     16,026       $     12,000       $     10,242
                                                         ============       ============       ============
     Net charge-offs as a percentage of
     average student loans .........................            0.079%             0.047%             0.042%
     Total allowance as a percentage of
     average student loans .........................            0.170%             0.147%             0.199%
     Total allowance as a percentage of
       the ending balance of student loans .........            0.155%             0.143%             0.141%
     Private allowance as a percentage of
       the ending balance of private loans .........            5.730%             2.719%             1.413%
     Average student loans .........................     $  9,451,035       $  8,171,898       $  5,135,227
     Ending balance of student loans ...............     $ 10,314,874       $  8,404,388       $  7,267,055
     Ending balance of private loans ...............     $     91,287       $     74,660       $     60,760

The table below shows the student  loan  delinquency  amounts as of December
31, 2003 and 2002.  Delinquencies  have the  potential to  adversely  impact our
earnings   through   increased   servicing  and  collection  costs  and  account
charge-offs.

                                                             December 31,
                                            ---------------------------------------------
                                                      2003                  2002
                                            ----------------------  ---------------------
                                              Balance     Percent    Balance     Percent
                                            -----------   --------  ----------  ---------
                                                         (dollars in thousands)
FFELP Student Loan Portfolio:
  Loans in school/
grace/deferment(1)........................  $ 2,941,228             $2,293,763
  Loans in forbearance(2).................    1,362,335              1,289,606
  Loans in repayment status:
    Loans current.........................    5,245,316     88.6%    4,002,025     84.3%
    Loans delinquent 31-60 days(3)........      279,435      4.7       307,668      6.5
    Loans delinquent 61-90 days...........      130,339      2.2       146,198      3.1
    Loans delinquent 91 days or greater(4)      264,934      4.5       290,468      6.1
                                            -----------    -----    ----------    -----
    Total loans in repayment..............    5,920,024    100.0%    4,746,359    100.0%
                                            -----------    =====    ----------    =====
    Total FFELP student loan portfolio....  $10,223,587             $8,329,728
                                            ===========             ==========
Private Student Loan Portfolio:
  Loans in school/grace/deferment(1)......  $    25,537             $   30,545
  Loans in forbearance(2).................       14,776                  7,711
  Loans in repayment status:
    Loans current.........................       45,554     89.4%       31,168    85.6%
    Loans delinquent 31-60 days(3)........        2,531      5.0         2,953      8.1
    Loans delinquent 61-90 days...........        1,556      3.0         1,259      3.5
    Loans delinquent 91 days or greater(4)        1,333      2.6         1,024      2.8
                                            -----------    -----    ----------    -----
  Total loans in repayment................       50,974    100.0%       36,404    100.0%
                                            -----------    =====    ----------    =====
    Total private student loan portfolio..  $    91,287             $  74,660
                                            ===========             ==========

-----------

(1) Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2) Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the servicer consistent with the established loan program servicing procedures and policies.

(3) The period of delinquency is based on the number of days scheduled payments are contractually past due and relate to repayment loans, that is, receivables not charged off, and not in school, grace, deferment or forbearance.

(4) Loans delinquent 91 days or greater include loans in claim status, which are loans which have gone into default and have been submitted to the guaranty agency for FFELP loans or the private insurer for private loans to process the claim for payment.

Origination and Acquisition

    Our student loan portfolio increases through various channels, including originations through our direct channel and acquisitions through our branding partner channel, our forward flow channel, spot purchases and the secondary market. Our portfolio also increases with the addition of portfolios acquired through whole company or subsidiary acquisitions.

    One of our primary objectives is to focus on originations through our direct channel and acquisitions through our branding partner channel. We have extensive and growing relationships with many large financial and educational institutions which are active in the education finance industry. Our branding relationships and forward flow relationships include Union Bank, an affiliate of ours, as well as many schools and national and regional financial institutions. Loss of a strong relationship, like that with a significant branding partner, such as Union Bank, or with schools such as University of Phoenix and Nova Southeastern University from which we directly or indirectly acquire a significant volume of student loans, could result in an adverse effect on our volume derived from our branding partner channel. For example, Nova Southeastern University, from which we purchased FFELP loans (through its relationship with Union Bank) comprising approximately 5.6% of our total student loan channel acquisitions in 2003, has informed us and Union Bank, the direct acquirer of the student loans, of its intent to not renew its sale commitment starting January 2007, in order to make a request for a proposal to potential purchasers, including Union Bank and us.

    The table below sets forth the increase in 2003, 2002 and 2001 of loans originated or acquired through each of our channels:

                                           Year ended December 31,
                               ------------------------------------------------
                                   2003              2002              2001
                               ------------      ------------      ------------
                                             (dollars in thousands)

Beginning balance ..........   $  8,404,388      $  7,267,055      $  3,541,831
                               ------------      ------------      ------------
Direct channel:
  Stafford/PLUS loan
    originations ...........        236,855           224,827            84,599
  Consolidation loan
    originations ...........      2,266,499           859,120            55,715
Branding partner channel ...        808,843           521,023           524,964
Forward flow channel .......        602,777           577,603           484,058
Other channels .............        338,040           483,213           299,271
                               ------------      ------------      ------------
  Total channel acquisitions      4,253,014         2,665,786         1,448,607
                               ------------      ------------      ------------
Loans acquired in
subsidiary acquisitions ....             --                --         2,919,845
Repayments, claims,
  capitalized interest and
    other(a) ...............     (2,342,528)       (1,528,453)         (643,228)
                               ------------      ------------      ------------
Ending balance .............   $ 10,314,874      $  8,404,388      $  7,267,055
                               ============      ============      ============
------------
(a) Includes repayments on all consolidation loans.

Student Loan Spread Analysis

    The following table analyzes the student loan spread on our portfolio of student loans in 2003, 2002 and 2001. This table represents the spread on assets earned in conjunction with the liabilities used to fund the assets. Maintenance of the spread on assets is a key factor in maintaining and growing our income.


                                           Year ended December 31,
                              -----------------------------------------------
                                   2003             2002            2001
                              -------------    -------------    -------------

Student loan yield .......             4.98%            5.94%            6.71%
Consolidation rebate fees             (0.43)           (0.31)           (0.23)
Premium amortization .....            (0.73)           (0.67)           (0.28)
                              -------------    -------------    -------------
Student loan net yield ...             3.82             4.96             6.20
Student loan cost of funds            (1.86)           (2.59)           (3.95)
                              -------------    -------------    -------------
Student loan spread,
  including variable-rate
  floor income ...........             1.96             2.37             2.25
Variable-rate floor income            (0.14)           (0.61)           (0.58)
                              -------------    -------------    -------------
Student loan spread,
  excluding variable-rate
  floor income ...........             1.82%            1.76%            1.67%
                              =============    =============    =============
Average balance of student
loans (in thousands) .....    $   9,451,035    $   8,171,898    $   5,135,227

Risks

Risk Related to Consolidation Loans

    Our student loan origination and lending activities could be significantly impacted by the reauthorization of the Higher Education Act relative to the single holder rule. For example, if the single holder rule, which generally restricts a competitor from consolidating loans away from a holder that owns all of a student's loans, were abolished, a substantial portion of our non-consolidated portfolio would be at risk of being consolidated away by a competitor. On the other hand, abolition of the rule would also open up a portion of the rest of the market and provide us with the potential to gain market share. The portion of the rest of the market that would be opened up to us, as measured in aggregate principal amount of student loans, would be greater than the portion of our non-consolidated portfolio that would be at risk of being consolidated by a competitor. Other potential changes to the Higher Education Act which could impact us include, without limitation:

    o     allowing   refinancing  of  consolidation   loans,  which  would  open
          approximately 49% of our portfolio to such refinancing; and

    o allowing for variable-rate consolidation loans and extended repayment terms of Stafford loans, which would lead to less loans lost through consolidation of our portfolio, but would also decrease our consolidation opportunities.

    In addition, our efforts to expand into the consolidation market have been affected by recently amended Federal Trade Commission rules and similar state regulations providing for so-called "do not call" registries. Under these rules, consumers may have their phone numbers added to a "do not call" registry, and we would generally be prohibited from calling any such consumers to market our products and services. This rule restricts one form of solicitation of new customers for our products and services.

Political/Regulatory Risk

    Pursuant to the terms of the Higher Education Act, the FFEL Program is periodically amended, and the Higher Education Act must be reauthorized by Congress every five years in order to prevent sunset of that Act. Changes in the Higher Education Act made in the two most recent reauthorizations have included reductions in the student loan yields paid to lenders, increased fees paid by lenders and a decreased level of federal guarantee. Future changes could result in further negative impacts on our business. Moreover, there can be no assurance that the provisions of the Higher Education Act, which is scheduled to expire on September 30, 2004, will be reauthorized. While Congress has consistently extended the effective date of the Higher Education Act, it may elect not to reauthorize the Department's ability to provide interest subsidies, special allowance payments and federal guarantees for student loans. Such a failure to reauthorize would reduce the number of federally guaranteed student loans available for us to originate and/or acquire in the future.

    Specific proposed legislation that could have a material effect on our operations, if enacted, include:

    o initiatives aimed at supporting the FDL program to the detriment of the FFEL program;

    o restrictions on payments made under the FFEL program to achieve reductions in federal spending;

    o     allowing   for   increased   borrower   limits,   which  may   provide
          opportunities for increasing the average size of our future loan originations;

    o eliminating variable-rate floor income as well as the 9.5% floor interest rate on loans financed with funds from pre-1993 tax-exempt financings;

    o changes to the single holder rule and other FFEL program rates and terms as discussed above under "-- Risk Related to Consolidation Loans;" and

    o changes to the single holder rule as it relates to the FFELP and Direct loans as discussed below.

    The Department has published written correspondence, dated March 15, 2004 to the National Council of Higher Education Loan Programs ("NCHELP") and also to us, by a different author at the Department. The two letters are substantially identical, stating the Department's position that, effective as of May 2004, "a lender may make a consolidation loan to an eligible borrower only if the lender holds an outstanding loan of that borrower which is selected by the borrower for consolidation." The Department further took the position that this requirement cannot be met if the borrower is only consolidating loans made pursuant to the Higher Education Act other than FFELP loans. In subsequent discussions with the Department, the author of the March correspondence to NCHELP made a verbal clarification that the Department did not intend the March correspondence to prohibit consolidation of Direct Loans. This clarification has not yet been made in writing. We believe that the consolidation of Direct Loans, without consolidation of other FFELP loans at the same time, is legally permissible. However, in the event the Department does not clarify its intent that the March correspondence does not apply to the consolidation of Direct Loans, our practice of consolidating Direct Loans could be significantly limited after May 1, 2004. Likewise, in the event the Department was to publish an interpretation of the law that a FFELP lender may not consolidate only Direct Loans, this would also have a significant impact on our consolidation loan origination volume in the future. Currently, approximately 60% of our affinity agreements with alumni associations are schools that participate in Direct Loans.

    In addition, the Department oversees and implements the Higher Education Act and periodically issues regulations and interpretations of that Act. Changes in such regulations and interpretations could negatively impact our business.

Liquidity Risk

    Our primary funding needs are those required to finance our student loan portfolio and satisfy our cash requirements for new student loan originations and satisfy our cash requirements for new student loan originations and acquisitions, operating expenses and technological development. Our operating and warehousing financings are provided by third parties. The term of each conduit facility is less than one year and each facility is renewable at the option of the lender and may be terminated at any time for cause. There can be no assurance that we will be able to maintain such conduit facilities, find alternative funding or increase the commitment level of such facilities, if necessary. While our conduit facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future.

     In addition, we have historically relied upon, and expect to continue to rely upon, asset-backed securitizations as our most significant source of funding for student loans on a long-term basis. A major disruption in the auction markets, such as insufficient potential bid orders to purchase all the notes offered for sale or being repriced, could subject us to interest costs substantially above the anticipated and historical rates paid on these types of securities. A change in the capital markets could limit our ability to raise funds or significantly increase the cost of those funds, affecting our ability to acquire student loans.

Credit Risk

    We bear full risk of losses experienced with respect to the unguaranteed portion of our FFELP loans. Losses on our private loans will be borne by us, with the exception of certain privately insured loans, which constitutes a minority of our private loan portfolio. The loan loss pattern on our private loan portfolio is not as developed as that on our FFELP loan portfolio. The performance of student loans in our portfolio is affected by the economy, and a prolonged economic downturn may have an adverse effect on the credit performance of these loans. In addition, our private loans are underwritten and priced according to risk, using credit scoring systems. We have defined underwriting and collection policies, and ongoing risk monitoring and review processes for all private loans. Management believes that is has provided sufficient allowances to cover the losses that may be experienced in both its FFELP and private loan portfolios. There is, however, no guarantee that such allowances are sufficient enough to account for actual losses.

Operational Risk

    Operational risk can result from regulatory compliance errors, technology failures, breaches of internal control system, and the risk of fraud or unauthorized transactions. Operational risk includes failure to comply with regulatory requirements of the Higher Education Act, rules and regulations of the agencies that act as guarantors on our student loans and federal and state consumer protection laws and regulations on our private loans. Such failure to comply, irrespective of the reason, could subject us to loss of the federal guarantee on FFELP loans, costs of curing servicing deficiencies or remedial servicing, suspension or termination of our right to participate in the FFEL program or to participate as a servicer, negative publicity and potential legal claims or actions brought by our servicing customers and borrowers.

    We have the ability to cure servicing deficiencies and our historical losses have been small. In addition, our servicing and guarantee servicing activities are highly depended on our information systems, and we face the risk of business disruption should there be extended failures of our systems. However, we have well-developed and tested business recovery plans to mitigate this risk. We also manage operational risk through our risk management and internal control processes covering our product and service offerings. These internal control processes are documented and tested regularly to ensure maintenance of internal controls over our processes.

Market and Interest Rate Risk

    Our primary market risk exposure arises from fluctuations in our borrowing and lending rates, the spread between which could be impacted by shifts in market interest rates. Because we generate the majority of our earnings from the spread between the yield we receive on our portfolio of student loans and the cost of funding these loans, the interest sensitivity of our balance sheet is a key profitability driver. The majority of student loans have variable-rate characteristics in certain interest rate environments. Some of our student loans include fixed-rate components depending upon the rate reset provisions, or, in the case of consolidation loans, are fixed at the weighted average interest rate of the underlying loans at the time of consolidation. The table below sets forth our loan assets and debt instruments by rate characteristics:

                                                As of December 31,
                                  --------------------------------------------
                                      2003       Percent      2002      Percent
                                  -----------    -------   ----------   -------
                                             (dollars in thousands)
Fixed-rate loan assets(a) ....    $ 5,532,497     53.6%    $3,320,121     39.5%
Variable-rate loan assets ....      4,782,377      46.4     5,084,267     60.5
                                  -----------     -----    ----------    -----
                                  $10,314,874    100.0%    $8,404,388    100.0%
                                  ===========     =====    ==========    =====

Fixed-rate debt instruments ..    $   927,694       8.2%   $1,122,881     11.9%
Variable-rate debt instruments     10,438,764      91.8     8,324,801     88.1
                                  -----------     -----    ----------    -----
                                  $11,366,458     100.0%   $9,447,682    100.0%
                                  ===========     =====    ==========    =====
------------
(a) Includes approximately $561 million and $430 million of variable-rate loan assets, which are classified as fixed-rate loan assets as a result of being financed by variable-rate, tax-exempt bonds subject to a 9.5% minimum yield as of December 31, 2003 and 2002.

    Historically, we followed a policy of funding the majority of our student loan portfolio with variable-rate debt. In the current low interest rate environment, our FFELP loan portfolio is yielding excess income primarily due to the reduction in interest rates on the variable-rate liabilities funding student loans at the fixed borrower rate and due to consolidation loans earning interest at a fixed rate to the borrower. Therefore, absent utilizing derivative instruments, in a low interest rate environment, a rise in interest rates will have an adverse effect on earnings and fair values. In higher interest rate environments, where the interest rate rises above the borrower rate and the fixed-rate loans become variable rate and are effectively matched with variable-rate debt, the impact of rate fluctuations is substantially reduced.

    We  attempt  to match the  interest  rate  characteristics  of pools of loan assets with debt instruments of substantially similar characteristics, particularly in rising interest rate markets. Due to the variability in duration of our assets and varying market conditions, we do not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. We have adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of our assets and our liabilities and our opinion as to current and future market conditions. Based on those factors, we will periodically use derivative instruments as part of overall risk management strategy to manage risk arising from our fixed-rate and variable-rate financial instruments.

    Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swaps and basis swaps. We account for our derivative instruments in accordance with SFAS No. 133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of our derivative transactions with the intent that each is economically effective. However, the majority of our derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments of $1.2 million are included in the derivative market value adjustment in other income in the statement of income for the year ended December 31, 2003 and have reduced our net income. At December 31, 2003, we accounted for one interest rate swap as a cash flow hedge in accordance with SFAS No. 133. Gains and losses on the effective portion of this qualifying hedge is accumulated in other comprehensive income and reclassified to current period earnings over the period which the stated hedged transactions impact earnings. Ineffectiveness is recorded to earnings.

    The following table summarizes our outstanding derivative instruments as of December 31, 2003:

                             Notional amounts by product type
                             --------------------------------
                              Fixed/
                             floating     Basis
                Maturity     swaps(a)    swaps(b)     Total
             -------------   -------     -------      -------
                                    (dollars in millions)
             2004........    $ 1,000     $   500      $ 1,500
             2005........        150       1,000        1,150
             2006........         --         500          500
                             -------     -------      -------
               Total.....    $ 1,150     $ 2,000      $ 3,150
                             =======     =======      =======
             Fair value (c)  $   0.6     $  (1.3)     $  (0.7)
                             =======     =======      =======

-----------
(a) A fixed/floating swap is an interest rate swap in which we agree to pay a fixed rate in exchange for a floating rate. The interest rate swap converts a portion of our variable-rate debt (equal to the notional amount of the swap) to a fixed rate for a period of time fixing the relative spread between a portion of our student loan assets and the converted fixed-rate liability.

(b) A basis swap is an interest rate swap agreement in which we agree to pay a floating rate in exchange for another floating rate, based upon different market indices. We have employed basis swaps to limit our sensitivity to dramatic fluctuations in the underlying indices used to price a portion of our variable-rate assets and variable-rate debt.

(c) Fair value is determined from market quotes from independent security brokers. Fair value indicates an estimated amount we would receive (pay) if the contracts were cancelled or transferred to other parties.

    Effective January 14, 2004, we entered into five additional interest rate swaps with a combined notional amount of $6.0 billion that mature in 2004. These interest rate swaps do not qualify for hedge accounting under SFAS No. 133.

    As a result of our interest rate management activities, we expect the change in pre-tax net income resulting from 100 basis point and 200 basis point increases in interest rates will not result in a proportional decrease in net income due to the effective switch of some variable-rate loans to fixed-rate loans. The change would also be less dramatic had the interest rate management strategies and derivative products employed in 2003 been in place for the entire years ended December 31, 2003, 2002 and 2001.

    The following tables summarize the effect on our earnings for the years ended December 31, 2003, 2002 and 2001, based upon a sensitivity analysis performed by us assuming a hypothetical increase and decrease in interest rates of 100 basis points and an increase in interest rates of 200 basis points while funding spreads remain constant. The effect on earnings was performed on our variable-rate assets and liabilities and include the effects of our derivative instruments in existence at December 31, 2003. The following tables do not include the effects of the derivatives entered into in January 2004.

                                                                Year ended December 31, 2003
                                        -------------------------------------------------------------------------
                                         Change from decrease      Change from increase      Change from increase
                                         of 100 basis points       of 100 basis points       of 200 basis points
                                        ---------------------     ---------------------     --------------------
                                        Dollars       Percent     Dollars       Percent     Dollars      Percent
                                        --------      -------     --------      -------     --------     -------
                                                                    (dollars in thousands)
Effect on earnings:
  Increase (decrease) in
    pre-tax income before SFAS
    No.133 change in fair value ...     $ 34,719       75.0%      $(18,256)     (39.4)%     $(30,356)    (65.6)%
  SFAS No.133 change in fair value      $ (8,382)     (18.1)%     $  6,007       13.0%      $ 13,202      28.5%
                                        --------      -----       --------       ----       --------      ----
  Increase (decrease) in net
    income before taxes ...........     $ 26,337       56.9%      $(12,249)     (26.6)%     $(17,154)    (37.1)%
                                        --------      -----       --------       ----       --------      ----
  Increase (decrease) in basic
    and diluted earnings per share      $   0.37                  $  (0.17)                 $   (0.24)
                                        ========                  ========                  =========
                                                               Year ended December 31, 2002
                                        -------------------------------------------------------------------------
                                         Change from decrease      Change from increase      Change from increase
                                         of 100 basis points       of 100 basis points       of 200 basis points
                                        ---------------------     ---------------------     --------------------
                                        Dollars       Percent     Dollars       Percent     Dollars      Percent
                                        --------      -------     --------      -------     --------     -------
Effect on earnings:
  Increase (decrease) in
    pre-tax income before SFAS
    No.133 change in fair value ...     $ 15,119       18.6%      $(11,553)     (14.2)%     $(20,236)    (24.9)%
  SFAS No. 133 change in fair value     $     --        0.0       $     --          0       $     --       0.0
                                        --------      -----       --------       ----       --------      ----
  Increase (decrease) in net
    income before taxes ...........     $ 15,119       18.6%      $(11,553)     (14.2)%     $(20,236)    (24.9)%
                                        --------      -----       --------       ----       --------      ----
  Increase (decrease) in basic
    and diluted earnings per share     $    0.22                  $  (0.16)                 $  (0.29)
                                       =========                  ========                  ========
                                                              Year ended December 31, 2001
                                        -------------------------------------------------------------------------
                                         Change from decrease      Change from increase      Change from increase
                                         of 100 basis points       of 100 basis points       of 200 basis points
                                        ---------------------     ---------------------     --------------------
                                        Dollars       Percent     Dollars       Percent     Dollars      Percent
                                        --------      -------     --------      -------     --------     -------
Effect on earnings:
Effect on earnings:
  Increase (decrease) in
    pre-tax income before SFAS
    No.133 change in fair value ...      $ 2,054       10.3%       $  (749)       (3.7)%     $(1,975)     (9.9)%
  SFAS No. 133 change in fair value      $    --        0.0        $    --         0.0       $    --       0.0%
                                        --------      -----       --------       ----       --------      ----
  Increase (decrease) in net
    income before taxes ...........      $ 2,054       10.3%       $  (749)      (3.7)%      $(1,975)     (9.9)%
                                        --------      -----       --------       ----       --------      ----
  Increase (decrease) in basic
    and diluted earnings per share       $  0.03                   $ (0.01)                  $ (0.03)
                                         =======                   =======                   =======

    The tables below set forth our variable-rate assets and liabilities categorized by the reset date of the underlying index. Fixed-rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects our interest rate-sensitive positions as of December 31, 2003 and 2002 and is not necessarily reflective of the positions that existed throughout the period.

                                                               As of December 31, 2003
                             -----------------------------------------------------------------------------------------
                                                           Interest rate sensitivity period
                             -----------------------------------------------------------------------------------------
                              3 months         3 months        6 months        1 to 2           2 to 5         Over 5
                              or less         to 6 months      to 1 year        years            years          years
                             -----------      ---------        --------        --------        --------        --------
                                                                    (dollars in thousands)
Interest-sensitive assets:
  Student loans ..........   $10,455,442      $      --        $     --        $     --        $     --        $     --
  Cash and investments ...     1,155,215             --              --              --              --              --
                             -----------      ---------        --------        --------        --------        --------
     Total interest-
       sensitive assets...    11,610,657             --              --              --              --              --
                             -----------      ---------        --------        --------        --------        --------
Interest-sensitive
  liabilities:
  Short-term borrowings ..    10,438,764             --              --              --              --              --
  Long-term notes ........        61,237         54,355         108,167         206,484         311,588         185,863
                             -----------      ---------        --------        --------        --------        --------
  Total interest-
    sensitive liabilities     10,500,001         54,355         108,167         206,484         311,588         185,863
                             -----------      ---------        --------        --------        --------        --------
Period gap ...............     1,110,656        (54,355)       (108,167)       (206,484)       (311,588)       (185,863)
Cumulative gap ...........     1,110,656      1,056,301         948,134         741,650         430,062         244,199
Ratio of
  interest-sensitive
  assets to interest-
  sensitive liabilities ...        110.6%           --%             --%             --%             --%             --%
                             ===========      =========        ========        ========        ========        ========
Ratio of cumulative gap
  to total interest-sensitive
  assets ...................        9.6%           9.1%            8.2%            6.4%            3.7%            2.1%
                             ===========      =========        ========        ========        ========        ========

                                                              As of December 31, 2002
                             -----------------------------------------------------------------------------------------
                                                           Interest rate sensitivity period
                             -----------------------------------------------------------------------------------------
                              3 months         3 months        6 months        1 to 2           2 to 5         Over 5
                              or less         to 6 months      to 1 year        years            years          years
                             -----------      ---------        --------        --------        --------        --------
                                                                  (dollars in thousands)
Interest-sensitive assets:
  Student loans .............   $8,559,420     $      --       $     --       $     --       $     --       $     --
  Cash and investments ......      916,572            --             --             --             --             --
                               -----------     ---------       --------       --------       --------       --------
     Total interest-
       sensitive assets .....    9,475,992            --             --             --             --             --
                               -----------     ---------       --------       --------       --------       --------
Interest-sensitive
  liabilities:
  Short-term borrowings .....    8,324,801            --             --             --             --             --
  Long-term notes ...........       48,645        48,645         97,289        223,759        436,617        267,926
                               -----------     ---------       --------       --------       --------       --------
  Total interest-
    sensitive liabilities ...    8,373,446        48,645         97,289        223,759        436,617        267,926
                               -----------     ---------       --------       --------       --------       --------
Period gap ..................    1,102,546       (48,645)       (97,289)      (223,759)      (436,617)      (267,926)
Cumulative gap ..............    1,102,546     1,053,901        956,612        732,853        296,236         28,310
Ratio of
  interest-sensitive
  assets to interest-
  sensitive liabilities .....        113.2%          --%            --%            --%            --%            --%
                               ===========      =========      ========       ========       ========       ========
Ratio of cumulative gap
  to total interest-sensitive
  assets ....................         11.6%         11.1%          10.1%           7.7%           3.1%           0.3%
                               ===========      =========      ========       ========       ========       ========

Critical Accounting Policies

    This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 3 of the notes to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

    On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most "critical" -- that is, they are most important to the portrayal of our financial condition and results of operations and they require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies include securitization accounting, determining the level of the allowance for loan losses and determining the level of the program reimbursement reserve.

Securitization Accounting

    We use the issuance of asset-backed securities, commonly called securitization transactions, as a key component of our financing strategy. In conjunction with these transactions, we transfer student loans to a trust, which issues bonds backed by the student loans. Our securitization transactions do not qualify for sale treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a Replacement of SFAS No. 125, as the trusts continue to be under our effective control and as such we do not record or recognize gain on sale in conjunction with the transaction, but rather treat the transfers as secured borrowings. All of the financial activities and related assets and liabilities, including debt, of the securitizations are reflected and consolidated in our financial statements. Servicing, administrative support services and other intercompany activities have been eliminated in accordance with generally accepted accounting principles.

Allowance for Loan Losses

    The allowance for loan losses represents management's estimate of probable losses on student loans. This evaluation process is subject to numerous estimates and judgments. In making such estimates and judgments, management considers such things as the value and character of loans outstanding, past loan loss experience and general economic conditions. We evaluate the adequacy of the allowance for losses on our FFELP loan portfolio separately from our private loan portfolio. Historical delinquencies and credit loss experience are also considered when reviewing the current aging of the portfolio, together with analyses that reflect current trends and conditions.

    In contrast to the determination of our allowance for loan losses for our private loan portfolio, when we determine the allowance for our FFELP loan portfolio, we consider trends in student loan claims rejected for payment by guaranty agencies and the amount of FFELP loans subject to the 2% risk sharing. The allowance is based on periodic evaluations of our loan portfolio considering past experience, changes to federal student loan programs, current economic conditions and other relevant factors.

    In determining the adequacy of the allowance for loan losses on private loans, we consider several factors including: loans in repayment versus those in non-paying status; months in repayment; delinquency status; type of program; current economic conditions; and trends in defaults in the portfolio based on our experience and industry data.

    The allowance for FFELP and private loans is maintained at a level management believes is adequate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective, as it requires estimates that may be susceptible to significant changes.

Program Reimbursement Reserve

    The program reimbursement reserve represents the amount that management estimates we will be required to repay to lenders due to our failure to follow prescribed due diligence procedures and servicing activities prescribed by the Higher Education Act. Failure to meet certain due diligence requirements that must be followed to maintain the Department guarantee on the loans will cause a loss of the guarantee on the loans and potential loss to us if we are unable to cure the deficiency under procedures prescribed by the federal government.

    This evaluation process is subject to numerous estimates and judgments. In making these estimates and judgments, management considers such factors as the outstanding loan volume that we service, servicing loss experience, cure experience, portfolio default rates and general economic conditions. The program reimbursement reserve is determined based on a process that begins with an estimate of the probable losses on serviced student loans. This estimate is based on the weighted average historical loss rates for the past ten years, current portfolio delinquency rates and other economic conditions that provide information on the expected servicing losses. The estimated loss rate is applied to the student loans currently serviced to derive a gross estimated servicing loss. The estimated servicing loss is then reduced by the estimated cure rate on such claims. The estimated cure rate is based on the weighted average historical cure rates for the past ten years to derive a reasonable estimate of the expected cure rate. The gross servicing losses net of the estimated cures will provide the estimated servicing reimbursement reserve that we recognize.

    The program reimbursement reserve reflects assumptions and estimates we believe are reasonable in light of historical servicing errors and known trends with respect to student loans serviced. However, these estimates and assumptions are inherently subjective and may be susceptible to significant changes. Management continually measures expected losses against actual losses and assumptions are revised accordingly. Management believes that the program reimbursement reserve is adequate to cover probable losses in the portfolio of student loans serviced.

Recent Accounting Pronouncements

Early Extinguishment of Debt

    In April 2002, the Financial Accounting Standard Board, or FASB, issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of FASB No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to FASB No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our financial statements.

Accounting for Costs Associated with Exit or Disposal Activities

    In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Previously, generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS No. 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS No. 146 will materially affect our financial statements.

Accounting for Stock-Based Compensation

    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment to FASB Statement No.
123. SFAS No. 148 requires annual disclosures about the method of accounting for stock-based compensation and tabular information about the effect of the method accounting for stock-based compensation on net income and earnings per share, including pro forma amounts, in the "Summary of Significant Accounting Policies." On a quarterly basis, SFAS No. 148 requires prominent disclosure in tabular form of the effect of the method of stock-based compensation on net income and earnings per share for all periods presented as accounted for under APB Opinion No. 25. The disclosures required by SFAS 148 will be made in the financial statements to the extent required for shares when issued under the recently adopted Employee Share Purchase Plan.

Accounting for Guarantees

    In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 identifies characteristics of certain guarantee contracts and requires that a liability be recognized at fair value at the inception of such guarantees for the obligations undertaken by the guarantor. Additional disclosures also are prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of FIN No. 45 are effective for those guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 were effective for us as of December 31, 2002. Disclosures required by FIN No. 45 are included in note 16 of the notes to the consolidated financial statements related to the guarantee of an affiliate's liabilities to an unrelated third party. We do not believe such guarantee required a liability to be recognized under FIN No. 45. The adoption of FIN No. 45 did not have a material effect on our financial statements.

Consolidation of Variable Interest Entities

    In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, which are referred to as variable interest entities. Variable interest entities are required to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. FIN No. 46 also requires new disclosures about variable interest entities. The implementation date was deferred until December 31, 2003 for calendar year companies. In December 2003, the FASB issued revised interpretation No. 46 (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate this entity. The clarifications and modifications would apply to periods ending after December 31, 2003. FIN No. 46 and 46R will not have a material effect on our financial statements.

Statement of Financial Accounting Standards No. 149 -- Amendment of Statement 133 on Derivative Instruments and Hedging Activities

    This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a) of SFAS No. 133, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on our financial statements.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

    In May 2003, the FASB issued SFAS No 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have adopted the standard effective July 1, 2003. The adoption of SFAS No. 150 did not have a significant impact on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Included within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the consolidated financial statements listed under the heading "(a) 1. Consolidated Financial Statements" of Item 15 of this Report, which consolidated financial statements are incorporated into this Report by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9a.  CONTROLS AND PROCEDURES

    Under  supervision  and with the  participation  of  certain  members of the
Company's management, including the co-chief executive officers and the chief financial officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Act). Based on this evaluation, the Company's co-chief executive officers and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this Report as it relates to the Company and its consolidated subsidiaries.

    There was no change in the Company's internal control over financial reporting during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

    The effectiveness of the Company's or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that the Company's disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to appropriate management in a timely fashion. By their nature, the Company's or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information as to the directors and executive officers of the Company set forth under the captions "PROPOSAL 1--ELECTION OF DIRECTORS--Nominees" and "Executive Officers" in the Proxy Statement to be filed on Schedule 14A, no later than 120 days after the end of it's the Company's fiscal year with the SEC, relating to the Company's Annual Meeting of Shareholders scheduled to be held on May 27, 2004 (the "Proxy Statement") is incorporated into this Report by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information set forth under the caption "EXECUTIVE COMPENSATION" in the Proxy Statement is incorporated into this Report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS--Stock Ownership" in the Proxy Statement is incorporated into this Report by reference. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in the control of the Company.

    The following table summarizes, as of December 31, 2003, information about compensation plans under which equity securities are authorized for issuance.

    Equity Compensation Plan Information

                                                                                 Number of shares
                                                                              remaining available for
                                Number of shares to                            future issuance under
                                   be issued upon        Weighted-average       equity compensation
                                    exercise of          exercise price of       plans (excluding
                                outstanding options,   outstanding options,   securities reflected in
                                warrants and rights    warrants, and rights         column (a))
 Plan category                         (a)                     (b)                      (c)
 ---------------------------    -------------------    --------------------    -----------------------
 Equity compensation plans
    approved by shareholders             0                      $0                   2,100,000

 Equity compensation plans
    not approved by
 shareholders                            0                      $0                           0
                                    ------------           ------------        ---------------

 Total                                   0                      $0                   2,100,000
                                    ============           ============        ===============


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement is incorporated into this Report by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information set forth under the caption "PROPOSAL 2--APPOINTMENT OF INDEPENDENT AUDITOR--Independent Accountant Fees and Services" in the Proxy Statement is incorporated into this Report by reference.

                                    PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  1.  Consolidated Financial Statements

         The following consolidated financial statements of Nelnet, Inc. and its subsidiaries and the Independent Auditors' Report thereon are included in Item 8 above:

                                                                                                        Page
                                                                                                        ----
         Independent Auditors' Report..............................................................      F-2
         Consolidated Financial Statements for the Years Ended December 31, 2003, 2002 and 2001:
         Consolidated Balance Sheets as of December 31, 2003 and 2002..............................      F-3
         Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001....      F-4
         Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years
           Ended December 31, 2003, 2002 and 2001..................................................      F-5
         Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001      F-6
         Notes to the Consolidated Financial Statements............................................      F-7

         2.  Financial Statement Schedules

         All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes there.

         3.  Exhibits

         The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

         4.  Appendix

         Appendix A - Federal Family Education Loan Program

    (b) Reports on Form 8-K.

         On January 30, 2004, the Company filed a current report on Form 8-K announcing its financial results for the quarter and year ended December 31, 2003.

    (c) Exhibits

                                  EXHIBIT INDEX
     Exhibit
        No.                        Description
    --------  ------------------------------------------------------------------
       2.1 Plan of Reorganization, Plan of Merger and Merger Agreement, dated as of October 14, 1999, by and between Union Financial Services, Inc. and National Education Loan Network, Inc. (Incorporated by reference to Exhibit 2.1 to the registrant's Form S-1 Registration Statement.)

       2.2 Articles of Merger certified by Union Financial Services, Inc., dated October 15, 1999. Incorporated by reference to Exhibit 2.2 to the registrant's Form S-1 Registration Statement.

       2.3 Agreement and Plan of Reorganization, dated as of March 1, 2000, by and among UNIPAC Service Corporation, NelNet, Inc. (subsequently renamed National Education Loan Network, Inc.) and National Education Loan Network, Inc. Incorporated by reference to
              Exhibit 2.3 to the registrant's Form S-1 Registration Statement.

       2.4 Plan of Merger, dated as of March 1, 2000, by and among NelNet, Inc. (subsequently renamed National Education Loan Network, Inc.), National Education Loan Network, Inc. and UNIPAC Service Corporation. Incorporated by reference to Exhibit 2.4 to the registrant's Form S-1 Registration Statement.

       2.5 Articles of Merger certified by NelNet, Inc., dated March 1, 2000. Incorporated by reference to Exhibit 2.5 to the registrant's Form S-1 Registration Statement.

       2.6    Letter  Agreement  relating  to  the  purchase  of  the  stock  of
              InTuition Holdings, Inc., dated as of June 15, 2000, between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Farmers & Merchants Investment Inc. Incorporated by reference to Exhibit 2.6 to the registrant's Form S-1 Registration Statement.

       2.7 Transfer Agreement with Irrevocable Power of Attorney, dated as of June 28, 2001, by and between InTuition Development Holdings, LLC and InTuition Guarantee Services II, Inc. (which subsequently became Nelnet Guarantee Services Inc.) relating to the membership interests in InTuition Guarantee Services, LLC (which subsequently became GuaranTec LLP). Incorporated by reference to Exhibit 2.7 to the registrant's Form S-1 Registration Statement.

       2.8 Master Stock Purchase Agreement, dated as of December 12, 2001, by and between EFS, Inc. and NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 2.8 to the registrant's Form S-1 Registration Statement.

       2.9 Stock Purchase Agreement, dated as of January 24, 2002, by and among NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Hilario Arguinchona. Incorporated by reference to Exhibit 2.9 to the registrant's Form S-1 Registration Statement.

       2.10 Purchase Agreement, dated as of February 14, 2002, by and between InTuition Guarantee Services, LLC and NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 2.10 to the registrant's Form S-1 Registration Statement.

       2.11 Stock Purchase Agreement, dated May 1, 2002, by and among Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.) and Nelnet, Inc. (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 2.11 to the registrant's Form S-1 Registration Statement.

       2.12 Stock Purchase Agreement, dated as of May 1, 2002, by and between Farmers & Merchants Investment Inc. and Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.). Incorporated by reference to
              Exhibit 2.12 to the registrant's Form S-1 Registration Statement.

       2.13 Stock Purchase Agreement, dated May 2, 2002, by and among Packers Service Group, Inc. and Infovisa, Inc. Incorporated by reference to Exhibit 2.13 to the registrant's Form S-1 Registration Statement.

       2.14 Stock Purchase Agreement, dated as of May 9, 2002, among Thomas Morrill, James Callier, Michael Cruskie, DominicRotondi and Nelnet, Inc. (subsequently renamed National Education Loan
              Network, Inc.) concerning Charter Account Systems, Inc. Incorporated by reference to Exhibit 2.14 to the registrant's Form S-1 Registration Statement.

       2.15 Senior Stock Purchase (Call) Option Agreement by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Maine Educational Loan Marketing Corporation dated as of June 30, 2000. Incorporated by reference to Exhibit
              2.15 to the registrant's Form S-1 Registration Statement.

       2.16 Purchase Agreement, dated as of July 3, 2003, by and between Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.), Union Financial Services, Inc. and Packers Service Group, Inc. Incorporated by reference to Exhibit 2.16 to the registrant's Form S-1 Registration Statement.

       2.17* Agreement for Purchase of LLC Membership Interest among David A. Hoeft, Todd J. Wolfe, Tina D. Mercer, Premier Credit of North America, LLC and Nelnet, Inc., dated as of January 28, 2004.

       3.1 Second Amended and Restated Articles of Incorporation of Nelnet, Inc. Incorporated by reference to Exhibit 3.1 to the registrant's Form S-1 Registration Statement.

       3.2 Second Amended and Restated Bylaws of Nelnet, Inc. Incorporated by reference to Exhibit 3.2 to the registrant's Form S-1 Registration Statement.

       4.1    Form  of  Class  A  Common  Stock  Certificate  of  Nelnet,   Inc.
              Incorporated by reference to Exhibit 4.1 to the registrant's Form S-1 Registration Statement.

       4.2 Indenture of Trust by and between Nelnet Student Loan Corporation-2 and Zions First National Bank, as Trustee, dated as of June 1, 2000. Incorporated by reference to Exhibit 4.2 to the registrant's Form S-1 Registration Statement.

       4.3 Series 2000 Supplemental Indenture of Trust by and between Nelnet Student Loan Corporation-2 and Zions First National Bank, as Trustee, authorizing the issuance of $1,000,000,000 NELNET Student Loan Corporation-2 Taxable Student Loan Asset-Backed Notes Series 2000, dated as of June 1, 2000. Incorporated by reference to
              Exhibit 4.3 to the registrant's Form S-1 Registration Statement.

       4.4 Indenture of Trust by and between Nelnet Student Loan Trust 2002-1 and Zions First National Bank, as Trustee, dated as of May 1, 2002. Incorporated by reference to Exhibit 4.4 to the registrant's Form S-1 Registration Statement.

       4.5 Indenture of Trust by and between Nelnet Student Loan Trust 2002-2 and Zions First National Bank, as Trustee, dated as of September
              1, 2002. Incorporated by reference to Exhibit 4.5 to the registrant's Form S-1 Registration Statement.

       4.6 Indenture of Trust between Nelnet Student Loan Trust 2003-1 and Zions First National Bank, as Trustee, dated as of January 1, 2003. Incorporated by reference to Exhibit 4.6 to the registrant's Form S-1 Registration Statement.

       4.7 Indenture of Trust by and among Nelnet Education Loan Funding, Inc., Wells Fargo Bank Minnesota, National Association, as
              Indenture Trustee, and Wells Fargo Bank Minnesota, National Association, as Eligible Lender Trustee, dated as of June 1, 2003. Incorporated by reference to Exhibit 4.7 to the registrant's Form S-1 Registration Statement.

       4.8 Series 2003-1 Supplemental Indenture of Trust by and between Nelnet Education Loan Funding, Inc. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, authorizing the issuance of $1,030,000,000 Nelnet Education Loan Funding, Inc. Student Loan Asset-Backed Notes Series 2003-1, dated as of June 1, 2003. Incorporated by reference to Exhibit 4.8 to the registrant's Form S-1 Registration Statement.

       4.9 Option Agreement, dated as of January 24, 2002, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Hilario Arguinchona. Incorporated by reference to Exhibit 4.10 to the registrant's Form S-1 Registration Statement.

       4.10 Registration Rights Agreement, dated as of December 16, 2003, by and among Nelnet, Inc. and the shareholders of Nelnet, Inc.
              signatory thereto. Incorporated by reference to Exhibit 4.11 to the registrant's Form S-1 Registration Statement.

       4.11* Indenture of Trust among Nelnet Education Loan Funding, Inc. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and Eligible Lender Trustee, dated as of January 1, 2004.

       4.12 Trust Agreement, dated as of April 1, 2001, among NELNET Student Loan Corporation-1, as Depositor, MELMAC LLC, as Depositor, NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.), as Administrator, The Chase Manhattan Bank, as Collateral Agent, Note Registrar and Note Paying Agent, and Wilmington Trust Company, as Trustee, Certificate Registrar and Certificate Paying Agent. Incorporated by reference to Exhibit
              10.59 to the registrant's Form S-1 Registration Statement.

       4.13 Trust Agreement, dated as of December 1, 2001, among EMT Corp., as Depositor, NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.), as Administrator, JPMorgan Chase Bank, as Collateral Agent, Note Registrar and Note Paying Agent, and Wilmington Trust Company, as Trustee, Certificate Registrar and Certificate Paying Agent. Incorporated by reference to Exhibit
              10.60 to the registrant's Form S-1 Registration Statement.

       10.2 Agreement to Terminate Stockholders Agreement, dated as of August 4, 2003, by and among Nelnet Loan Services, Inc. (f/k/a UNIPAC Service Corporation) (subsequently renamed Nelnet, Inc.) and those stockholders party to the Stockholders Agreement dated as of March 2, 2000. Incorporated by reference to Exhibit 10.2 to the registrant's Form S-1 Registration Statement.

       10.3 Warehouse Loan and Security Agreement among NHELP-I, Inc., as the Borrower, Norwest Bank Minnesota, National Association, as the Trustee, and Concord Minutemen Capital Company, LLC, as the Lender, dated as of September 30, 1998. Incorporated by reference to Exhibit 10.3 to the registrant's Form S-1 Registration Statement.

       10.4 First Amendment to Warehouse Loan and Security Agreement, among NHELP-I Inc., as the Borrower, Norwest Bank Minnesota, National Association, as the Trustee, and Concord Minutemen Capital Company, LLC, as the Lender, dated as of December 15, 1998. Incorporated by reference to Exhibit 10.4 to the registrant's Form S-1 Registration Statement.

       10.5 Second Amendment to Warehouse Loan and Security Agreement among NHELP-I, Inc., as the Borrower, Norwest Bank Minnesota, National Association, as the Trustee, and Concord Minutemen Capital Company, LLC, as the Lender, dated as of September 29, 1999. Incorporated by reference to Exhibit 10.5 to the registrant's Form S-1 Registration Statement.

       10.6 Third Amendment to Warehouse Loan and Security Agreement, dated as of November 16, 1999, among NHELP-I, Inc., Concord Minutemen Capital Company, LLC and Norwest Bank Minnesota, National Association. Incorporated by reference to Exhibit 10.6 to the registrant's Form S-1 Registration Statement.

       10.7 Fourth Amendment to Warehouse Loan and Security Agreement, dated as of February 1, 2000, among NHELP-I, Inc., Concord Minutemen Capital Company, LLC and Norwest Bank Minnesota, National Association. Incorporated by reference to Exhibit 10.7 to the registrant's Form S-1 Registration Statement.

       10.8 Fifth Amendment to Warehouse Loan and Security Agreement among NHELP-I, Inc., as the Borrower, Wells Fargo Bank Minnesota, National Association, as the successor Trustee, and Concord Minutemen Capital Company, LLC, as the Lender, dated as of September 1, 2000. Incorporated by reference to Exhibit 10.8 to the registrant's Form S-1 Registration Statement.

       10.9 Sixth Amendment to Warehouse Loan and Security Agreement, dated as of September 24, 2002, among NHELP-I, Inc., Concord Minutemen Capital Company, LLC and Wells Fargo Bank Minnesota, National Association. Incorporated by reference to Exhibit 10.9 to the registrant's Form S-1 Registration Statement.

       10.10 Warehouse Note Purchase and Security Agreement among NHELP-III, Inc., as the Issuer, Norwest Bank Minnesota, National Association, as the Trustee, Delaware Funding Corporation, as a Note Purchaser, Three Rivers Funding Corporation, as a Note Purchaser, Morgan Guaranty Trust Company of New York, as DFC Agent and Administrative Agent, and Mellon Bank, N.A., as TRFC Agent, dated as of September 1, 1999. Incorporated by reference to Exhibit
              10.10 to the registrant's Form S-1 Registration Statement.

       10.11 First Amendment to Warehouse Note Purchase and Security Agreement among NHELP-III, Inc., as the Issuer, Wells Fargo Bank Minnesota, National Association, as the successor Trustee, Delaware Funding Corporation, as a Note Purchaser, Three Rivers Funding Corporation, as a Note Purchaser, Morgan Guaranty Trust Company of New York, as DFC Agent and Administrative Agent, and Mellon Bank, N.A., as TRFC Agent, dated as of September 1, 2000. Incorporated by reference to Exhibit 10.11 to the registrant's Form S-1 Registration Statement.

       10.12 Second Amendment to Warehouse Note Purchase and Security Agreement among NHELP-III, Inc., as the Issuer, Wells Fargo Bank Minnesota, National Association, as the successor Trustee, Delaware Funding Corporation, as a Note Purchaser, Three Rivers Funding Corporation, as a Note Purchaser, JPMorgan Chase Bank, as DFC Agent and Administrative Agent, and Mellon Bank, N.A., as TRFC Agent, dated as of September 12, 2002. Incorporated by reference to Exhibit 10.12 to the registrant's Form S-1 Registration Statement.

       10.13 Amendment to Warehouse Note Purchase and Security Agreement, dated as of June 1, 2003, by and among NHELP-III, Inc., as the Issuer, Delaware Funding Corporation, as Note Purchaser, Three Rivers Funding Corporation, as Note Purchaser, JPMorgan Chase Bank (successor to Morgan Guaranty and Trust Company of New York), as DFC Agent and Administrative Agent, and Mellon Bank, N.A., as TRFC Agent. Incorporated by reference to Exhibit 10.13 to the registrant's Form S-1 Registration Statement.

       10.14 Warehouse Loan and Security Agreement among NELnet Student Loan Warehouse Corporation-1, as Borrower, Zions First National Bank, as Trustee, Thunder Bay Funding Inc., as Lender, and Royal Bank of Canada, as Facility Agent and Alternate Lender, dated as of February 1, 2002. Incorporated by reference to Exhibit 10.14 to the registrant's Form S-1 Registration Statement.

       10.15 Amended and Restated Warehouse Loan and Security Agreement among Nelnet Education Loan Funding, Inc., as Borrower, Wells Fargo Bank Minnesota, National Association, as Eligible Lender Trustee, Zions First National Bank, as Trustee, Thunder Bay Funding Inc., as Lender, and Royal Bank of Canada, as Facility Agent and Alternate Lender, dated as of April 28, 2003. Incorporated by reference to
              Exhibit 10.15 to the registrant's Form S-1 Registration Statement.

       10.16 Warehouse Note Purchase and Security Agreement among Nelnet Education Loan Funding, as Borrower, Wells Fargo Bank Minnesota, National Association, as Trustee, Wells Fargo Bank Minnesota, National Association, as Eligible Lender Trustee, Quincy Capital Corporation, as Bank of America Conduit Lender, Bank of America, N.A., as Bank of America Alternate Lender, Bank of America, N.A., as Bank of America Facility Agent, Gemini Securitization Corp., as Deutsche Bank Conduit Lender, Deutsche Bank AG, New York Branch, as Deutsche Bank Alternate Lender, Deutsche Bank AG, New York Branch, as Deutsche Bank Facility Agent, Barton Capital Corporation, as Societe Generale Conduit Lender, Societe Generale, as Societe Generale Alternate Lender, Societe Generale, as Societe Generale Facility Agent, and Bank of America, N.A., as Administrative Agent, dated as of May 1, 2003. Incorporated by reference to Exhibit 10.16 to the registrant's Form S-1 Registration Statement.

       10.17 Credit Agreement, dated as of January 11, 2002, by and among Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.), Nelnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit 10.17 to the registrant's Form S-1 Registration Statement.

       10.18 First Amendment to Credit Agreement, dated as of January 24, 2003, by and among Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.), Nelnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit 10.18 to the registrant's Form S-1 Registration Statement.

       10.19 Second Amendment to Credit Agreement and First Amendment to Application and Agreement for Standby Letter of Credit, dated as of August 18, 2003, by and among National Education Loan Network, Inc. (formerly known as Nelnet, Inc.), Nelnet, Inc. (formerly known as Nelnet Loan Services, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit 10.19 to the registrant's Form S-1 Registration Statement.

       10.20 Security Agreement, dated as of January 11, 2002, by and between Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit 10.20 to the registrant's Form S-1 Registration Statement.

       10.21 Guaranty Agreement, dated as of January 11, 2002, by and among Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.), Nelnet, Inc. (subsequently renamed National Education Loan Network, Inc.), Nelnet Corporation (subsequently renamed Nelnet Corporate Services, Inc.), Nelnet Marketing Solutions, Inc.,
              ClassCredit, Inc., Nelnet Guarantee Services, Inc., InTuition, Inc., EFS, Inc., EFS Services, Inc., EFS Finance Co., GuaranTec LLP and National Higher Education Loan Program, Inc. Incorporated by reference to Exhibit 10.21 to the registrant's Form S-1 Registration Statement.

       10.22 Intercreditor Agreement, dated as of January 11, 2002, by and among Farmers & Merchants Investment Inc., Bank of America, N.A. and Nelnet, Inc. (subsequently renamed National Education Loan Network, Inc.) Incorporated by reference to Exhibit 10.22 to the registrant's Form S-1 Registration Statement.

       10.23 Irrevocable Letter of Credit in the amount of $50,000,000, dated as of May 23, 2003, by and between Nelnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit 10.23 to the registrant's Form S-1 Registration Statement.

       10.24 Continuing Guaranty, dated as of May 23, 2003, by and between Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit 10.24 to the registrant's Form S-1 Registration Statement.

       10.25 Agreement Between 5280 Solutions and Nelnet/Unipac, dated as of April 12, 2001. Incorporated by reference to Exhibit 10.25 to the registrant's Form S-1 Registration Statement.

       10.26+ Employment Contract, dated as of May 1, 2001, by and between NHELP, Inc. and Richard H. Pierce. Incorporated by reference to
              Exhibit 10.26 to the registrant's Form S-1 Registration Statement.

       10.27 Marketing Expense Reimbursement Agreement, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit
              10.27 to the registrant's Form S-1 Registration Statement.

       10.28 First Amendment of Marketing Expense Reimbursement Agreement, dated as of April 1, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (f/k/a National Education Loan Network, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.28 to the registrant's Form S-1 Registration Statement.

       10.29 Second Amendment of Marketing Expense Reimbursement Agreement, dated as of December 21, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (f/k/a National Education Loan Network, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.29 to the registrant's Form S-1 Registration Statement.

       10.30 Amended and Restated Participation Agreement, dated as of June 1, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.30 to the registrant's Form S-1 Registration Statement.

       10.31 First Amendment of Amended and Restated Participation Agreement, dated as of December 19, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.31 to the registrant's Form S-1 Registration Statement.

       10.32 Second Amendment of Amended and Restated Participation Agreement, dated as of December 1, 2002, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.32 to the registrant's Form S-1 Registration Statement.

       10.33 Alternative Loan Participation Agreement, dated as of June 29, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.33 to the registrant's Form S-1 Registration Statement.

       10.34 Amended and Restated Agreement, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.34 to the registrant's Form S-1 Registration Statement.

       10.36 Guaranteed Purchase Agreement, dated as of March 19, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.36 to the registrant's Form S-1 Registration Statement.

       10.37 First Amendment of Guaranteed Purchase Agreement, dated as of February 1, 2002, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.37 to the registrant's Form S-1 Registration Statement.

       10.38 Second Amendment of Guaranteed Purchase Agreement, dated as of December 1, 2002, by and between Nelnet, Inc. (f/k/a/ NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to
              Exhibit 10.38 to the registrant's Form S-1 Registration Statement.

       10.39 Agreement For Use of Revolving Purchase Facility, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to
              Exhibit 10.78 to the registrant's Form S-1 Registration Statement.

       10.40+ Nelnet,  Inc.  Executive  Officers'  Bonus Plan.  Incorporated  by
              reference  to  Exhibit   10.79  to  the   registrant's   Form  S-1
              Registration Statement.

       10.41+ Share Retention Policy. Incorporated by reference to Exhibit 10.83 to the registrant's Form S-1 Registration Statement.

       10.42+ Nelnet, Inc.  Restricted Stock Plan.  Incorporated by reference to
              Exhibit 4.12 to the registrant's Form S-1 Registration Statement.

       10.43+ Nelnet,  Inc. Directors Stock  Compensation Plan.  Incorporated by
              reference   to  Exhibit   4.13  to  the   registrant's   Form  S-1
              Registration Statement.

       10.44+ Nelnet,  Inc.  Employee  Share  Purchase  Plan.   Incorporated  by
              reference   to  Exhibit   4.14  to  the   registrant's   Form  S-1
              Registration Statement.

       10.45 Operating Agreement of FirstMark Services, LLC, dated as of March 31, 2002. Incorporated by reference to Exhibit 10.84 to the registrant's Form S-1 Registration Statement.

       10.46 Credit Agreement by and among Nelnet, Inc., National Education Loan Network, Inc., M&I Marshall Ilsley Bank, SunTrust Bank, First National Bank of Omaha and Fifth Third Bank, Indiana, dated as of September 25, 2003. Incorporated by reference to Exhibit 10.85 to the registrant's Form S-1 Registration Statement.

       10.47 Guaranty Agreement, by and among Charter Account Systems, Inc., ClassCredit, Inc., EFS, Inc., EFS Services, Inc., GuaranTec, LLP, Idaho Financial Associates, Inc., InTuition, Inc., National Higher Educational Loan Program, Inc., Nelnet Canada, Inc., Nelnet Corporation (subsequently renamed Nelnet Corporate Services,
              Inc.), Nelnet Guarantee Services, Inc., Nelnet Marketing Solutions, Inc., Student Partner Services, Inc., UFS Securities, LLC and Shockley Financial Corp., dated as of September 25, 2003. Incorporated by reference to Exhibit 10.86 to the registrant's Form S-1 Registration Statement.

       10.48 Security Agreement, dated as of September 25, 2003, by and between Nelnet, Inc. and M&I Marshall & Ilsley Bank, as Agent. Incorporated by reference to Exhibit 10.87 to the registrant's Form S-1 Registration Statement.

       10.49 Security Agreement, dated as of September 25, 2003, by and between National Education Loan Network, Inc. and M&I Marshall & Ilsley Bank, as Agent. Incorporated by reference to Exhibit 10.88 to the registrant's Form S-1 Registration Statement.

       10.50 Intercreditor Agreement, dated as of September 25, 2003, by and among M&I Marshall & Ilsley Bank, SunTrust Bank, First National Bank of Omaha, Fifth Third Bank, Indiana and Bank of America, N.A. Incorporated by reference to Exhibit 10.89 to the registrant's Form S-1 Registration Statement.

       10.51 Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Bank of America, N.A., dated as of June 25, 2003, relating to the increase of the Warehouse Note Purchase and
              Security Agreement dated as of May 1, 2003. Incorporated by reference to Exhibit 10.90 to the registrant's Form S-1 Registration Statement.

       10.52 Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Deutsche Bank AG, New York Branch, dated as of June 25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003. Incorporated by reference to Exhibit 10.91 to the registrant's Form S-1 Registration Statement.

       10.53 Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Societe Generale, dated as of June 25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003. Incorporated by reference to Exhibit
              10.92 to the registrant's Form S-1 Registration Statement.

       10.54 Third Amendment to Credit Agreement, dated effective September 26, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc. and Bank of America, N.A. Incorporated by reference to
              Exhibit 10.93 to the registrant's Form S-1 Registration Statement.

       10.55 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements and Standby StudentLoan Purchase Agreements, dated effective October 21, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company and Bank of America, N.A. Incorporated by reference to Exhibit 10.94 to the registrant's Form S-1 Registration Statement.

       10.56* Letter Agreement  between Nelnet Education Loan Funding,  Inc. and
              Deutsche Bank AG, dated as of February 20, 2004.

       10.57* Letter Agreement  between Nelnet Education Loan Funding,  Inc. and
              Bank of America, N.A., dated as of February 20, 2004.

       10.58* Letter Agreement  between Nelnet Education Loan Funding,  Inc. and
              Societe Generale, dated as of February 20, 2004.

       10.59* Lease  Assignment  and  Assumption  Agreement  between MES - Maine
              Education Services as assignor and Nelnet Corporate Services, Inc. as assignee, dated as of February 1, 2004.

       10.60* Operating Agreement for Premiere Credit of North America, LLC among Nelnet, Inc., Todd J. Wolfe, David A. Hoeft and Tina D. Mercer, dated as of January 28, 2004.

       10.61* Third Amendment to Amended and Restated Participation Agreement between National Education Loan Network, Inc. and Union Bank and Trust Company, dated as of February 5, 2004.

       10.62* February 2004 Amendment to  Application  and Agreement for Standby
              Letter of Credit, Loan Purchase Agreements and Standby Student Loan Purchase Agreements, dated as of February 20, 2004, among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company and Bank of America, N.A.

       10.63* Amendment  to  Application  and  Agreement  for Standby  Letter of
              Credit, Loan Purchase Agreements and Standby Student Loan Purchase Agreements, dated effective November 20, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company and Bank of America, N.A.

       10.64* Amendment  to  Application  and  Agreement  for Standby  Letter of
              Credit, Loan Purchase Agreements and Standby Student Loan Purchase Agreements, dated effective December 19, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company and Bank of America, N.A.

       10.65* Agreement of Lease Renewal among  Marianne B. Jardine,  Trustee of
              National Education Loan of New England as assignee, dated as of June 1, 2002.

       14.1*  Nelnet, Inc. Code of Ethics.

       14.2*  Nelnet Education Loan Funding, Inc. Code of Ethics.

       21.1*  Subsidiaries of Nelnet, Inc.

       23.1*  Consent of KPMG LLP, Independent Auditors.

       31.1* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Co-Chief Executive Officer Michael S. Dunlap.

       31.2* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Co-Chief Executive Officer Stephen F. Butterfield.

       31.3* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

       32.** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-----------
     *     Filed herewith

     **    Furnished herewith

     + Indicates a compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Lincoln, State of Nebraska, on March 26, 2004.

                                NELNET, INC.

                                By:     /s/ MICHAEL S. DUNLAP
                                        ----------------------------------------
                                Name:   Michael S. Dunlap
                                Title:  Chairman and Co-Chief Executive
                                        Officer (Co-Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

            Signature                               Title                         Date
            ---------                               -----                         ----
/s/ MICHAEL S. DUNLAP                           Chairman and              March 26, 2004
------------------------------------     Co-Chief Executive Officer
  Michael S. Dunlap                   (Co-Principal Executive Officer)

/s/ STEPHEN F. BUTTERFIELD                    Vice Chairman and           March 26, 2004
------------------------------------     Co-Chief Executive Officer
Stephen F. Butterfield                 (Co-Principal Executive Officer)

 /s/ TERRY J. HEIMES                       Chief Financial Officer        March 26, 2004
------------------------------------  (Principal Financial Officer and
   Terry J. Heimes                      Principal Accounting Officer)

   /s/ DON R. BOUC                         President and Director         March 26, 2004
------------------------------------
     Don R. Bouc

  /s/ JAMES P. ABEL                               Director                March 26, 2004
------------------------------------
    James P. Abel

/s/ THOMAS E. HENNING                             Director                March 26, 2004
------------------------------------
  Thomas E. Henning

  /s/ ARTURO MORENO                               Director                March 26, 2004
------------------------------------
    Arturo Moreno

/s/ BRIAN J. O'CONNOR                             Director                March 26, 2004
------------------------------------
  Brian J. O'Connor

 /s/ MICHAEL REARDON                              Director                March 26, 2004
------------------------------------
   Michael Reardon

/s/ JAMES H. VAN HORN                             Director                March 26, 2004
------------------------------------
  James H. Van Horn

                         NELNET, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                            Page

Independent Auditors' Report                                                 F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002                 F-3

Consolidated Statements of Income for the years ended
    December 31, 2003, 2002 and 2001                                         F-4

Consolidated Statements of Shareholders' Equity and
    Comprehensive Income for the years ended
    December 31, 2003, 2002 and 2001                                         F-5

Consolidated Statements of Cash Flows for the years ended
    December 31, 2003, 2002 and 2001                                         F-6

Notes to Consolidated Financial Statements                                   F-7

                          Independent Auditors' Report

The Board of Directors
Nelnet, Inc.:


We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of Nelnet, Inc. and subsidiaries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nelnet, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP


Lincoln, Nebraska
February 27, 2004

                          NELNET, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2003 and 2002

                         Assets                                                      2003            2002
                                                                                  -----------     -----------
                                                                          (Dollars in thousands, except share data)
Student loans receivable (net of allowance for loan losses
     of $16,026 in 2003 and $12,000 in 2002)                                      $10,455,442       8,559,420
Cash and cash equivalents:
     Cash and cash equivalents - not held at a related party                          188,272          27,294
     Cash and cash equivalents - held at a related party                               10,151          12,861
                                                                                  -----------     -----------
                 Total cash and cash equivalents                                      198,423          40,155
Restricted cash - held by trustee                                                     634,263         570,703
Restricted investments - held by trustee                                              180,688         173,339
Restricted cash - due to loan program customers                                       141,841         132,375
Accrued interest receivable                                                           196,633         177,015
Accounts receivable, net                                                               17,289          14,838
Intangible assets, net                                                                 11,630          23,909
Furniture, equipment and leasehold improvements, net                                   19,138          12,910
Other assets, including deferred taxes                                                 76,162          61,919
                                                                                  -----------     -----------
                 Total assets                                                     $11,931,509       9,766,583
                                                                                  ===========     ===========
            Liabilities and Shareholders' Equity
Liabilities:
     Bonds and notes payable                                                      $11,366,458       9,447,682
     Accrued interest payable                                                          17,179          20,251
     Other liabilities                                                                100,542          57,529
     Due to loan program customers                                                    141,841         132,375
                                                                                  -----------     -----------
                 Total liabilities                                                 11,626,020       9,657,837
                                                                                  -----------     -----------
Minority interest                                                                          --            (376)
                                                                                  -----------     -----------
Shareholders' equity:
     Preferred stock, $0.01 par value.
        Authorized 50,000,000 shares; no shares issued or outstanding                      --              --
     Common stock:
        Class A, $0.01 par value. Authorized 600,000,000 shares;
           issued and outstanding 39,601,834 shares in 2003 and 30,947,834
           shares in 2002                                                                 396             309
        Class B, convertible, $0.01 par value. Authorized 15,000,000 shares;
           issued and outstanding 14,023,454 shares                                       140             140
     Additional paid-in capital                                                       206,831          37,891
     Retained earnings                                                                 97,885          70,782
     Accumulated other comprehensive income                                               237              --
                                                                                  -----------     -----------
                 Total shareholders' equity                                           305,489         109,122
Commitments and contingencies
                                                                                  -----------     -----------
                  Total liabilities and shareholders' equity                      $11,931,509       9,766,583
                                                                                  ===========     ===========

See accompanying notes to consolidated financial statements.

                      NELNET, INC. AND SUBSIDIARIES
                    Consolidated Statements of Income
               Years ended December 31, 2003, 2002 and 2001

                                                                     2003           2002          2001
                                                                   ---------      ---------      ---------
                                                                  (Dollars in thousands, except share data)
Interest income:
    Loan interest                                                  $ 360,101        405,149        318,453
    Investment interest                                               15,203         20,759         16,794
                                                                   ---------      ---------      ---------
       Total interest income                                         375,304        425,908        335,247
Interest expense:
    Interest on bonds and notes payable                              196,692        235,008        220,682
                                                                   ---------      ---------      ---------
       Net interest income                                           178,612        190,900        114,565
Less provision for loan losses                                        11,475          5,587          3,925
                                                                   ---------      ---------      ---------
       Net interest income after provision for loan losses           167,137        185,313        110,640
                                                                   ---------      ---------      ---------
Other income:
    Loan servicing and other fee income                               99,294        103,899         93,172
    Software services and other income                                19,398         21,909          7,713
    Derivative market value adjustment                                (1,170)          (579)        (2,962)
                                                                   ---------      ---------      ---------
       Total other income                                            117,522        125,229         97,923
                                                                   ---------      ---------      ---------
Operating expenses:
    Salaries and benefits                                            124,273        106,874         77,370
    Other operating expenses:
       Depreciation and amortization                                  23,124         32,449         28,592
       Trustee and other debt related fees                            19,358         16,617         12,836
       Occupancy and communications                                   12,101         11,424          7,488
       Advertising and marketing                                      10,182         11,512         10,122
       Professional services                                           9,437          9,237          3,355
       Consulting fees and support services to related parties         3,519         12,800         29,350
       Postage and distribution                                       13,241         11,095          7,647
       Other                                                          23,135         22,693         18,678
                                                                   ---------      ---------      ---------
          Total other operating expenses                             114,097        127,827        118,068
                                                                   ---------      ---------      ---------
          Total operating expenses                                   238,370        234,701        195,438
                                                                   ---------      ---------      ---------
          Income before income taxes and minority interest            46,289         75,841         13,125
Income tax expense                                                    19,295         27,679          5,380
                                                                   ---------      ---------      ---------
          Income before minority interest                             26,994         48,162          7,745
Minority interest in subsidiary (income) loss                            109            376           (598)
                                                                   ---------      ---------      ---------
          Net income                                               $  27,103         48,538          7,147
                                                                   =========      =========      =========
          Earnings per share, basic and diluted                    $    0.60           1.08           0.16
                                                                   =========      =========      =========
See accompanying notes to consolidated financial statements.

                                             Preferred    Common stock shares                 Class A       Class B
                                               stock    -----------------------  Preferred    common        common
                                               shares    Class A      Class B      stock       stock        stock
                                               ------   ----------   ----------   -------     ----------   ----------
                                                                (Dollars in thousands, except share data)
Balance at December 31, 2000                       --   29,412,314   14,023,454   $    --           295          140
Net income                                         --           --           --        --            --           --
Issuance of common stock                           --    1,535,520           --        --            14           --
Minority interest loss in excess
      of minority interest capital                 --           --           --        --            --           --
                                                -----   ----------   ----------   -------     ---------   ----------
Balance at December 31, 2001                       --   30,947,834   14,023,454        --           309          140
Net income                                         --           --           --        --            --           --
Dividend distribution                              --           --           --        --            --           --
Recapture of minority interest
      loss in excess of minority
      interest capital                             --           --           --        --            --           --
                                                -----   ----------   ----------   -------     ---------   ----------
Balance at December 31, 2002                       --   30,947,834   14,023,454        --           309          140
Comprehensive income:
      Net income                                   --           --           --        --            --           --
      Other comprehensive income,
          net of tax, related to cash
          flow hedge                               --           --           --        --            --           --

          Total comprehensive income
Non-cash compensation expense                      --           --           --        --            --           --
Issuance of common stock                           --      331,800           --        --             3           --
Issuance of common stock in initial
      public offering, net of direct offering
      expenses of $16,600                          --    8,586,800           --        --            86           --
Redemption of common stock                         --     (264,600)          --        --            (2)          --
                                                -----   ----------   ----------   -------     ---------   ----------
Balance at December 31, 2003                       --   39,601,834   14,023,454   $    --           396          140
                                                =====   ==========   ==========   =======     =========   ==========

                                                                             Accumulated
                                                  Additional                    other         Total
                                                    paid-in      Retained   comprehensive  shareholders'
                                                    capital      earnings       income       equity
                                                  ----------    ----------    ----------   ----------
Balance at December 31, 2000                          35,635        18,091            --       54,161
Net income                                                --         7,147            --        7,147
Issuance of common stock                               1,996            --            --        2,010
Minority interest loss in excess
      of minority interest capital                      (132)           --            --         (132)
                                                  ----------    ----------    ----------   ----------
Balance at December 31, 2001                          37,499        25,238            --       63,186
Net income                                                --        48,538            --       48,538
Dividend distribution                                     --        (2,994)           --       (2,994)
Recapture of minority interest
      loss in excess of minority
      interest capital                                   392            --            --          392
                                                  ----------    ----------    ----------   ----------
Balance at December 31, 2002                          37,891        70,782            --      109,122
Comprehensive income:
      Net income                                          --        27,103            --       27,103
      Other comprehensive income,
          net of tax, related to cash
          flow hedge                                      --            --           237          237
                                                                                           ----------
          Total comprehensive income                                                           27,340
Non-cash compensation expense                          5,166            --            --        5,166
Issuance of common stock                                 803            --            --          806
Issuance of common stock in initial
      public offering, net of direct offering
      expenses of $16,600                            163,612            --            --      163,698
Redemption of common stock                              (641)           --            --         (643)
                                                  ----------    ----------    ----------   ----------
Balance at December 31, 2003                         206,831        97,885           237      305,489
                                                  ==========    ==========    ==========   ==========

See accompanying notes to consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2003, 2002 and 2001

                                                                                            2003           2002           2001
                                                                                         -----------    -----------    -----------
                                                                                                  (Dollars in thousands)
Net income                                                                               $    27,103         48,538          7,147
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization, including premiums                                     101,375         93,864         45,301
       Derivative market value adjustment                                                      1,170            579          2,962
       Ineffectiveness of cash flow hedge                                                       (118)            --             --
       Non-cash compensation expense                                                           5,166             --             --
       Deferred income tax benefit                                                            (3,197)        (8,475)       (11,363)
       Minority interest in subsidiary (loss) income                                            (109)          (376)           598
       Provision for loan losses                                                              11,475          5,587          3,925
       Decrease (increase) in accrued interest receivable                                    (19,618)         3,619        (14,661)
       Decrease (increase) in accounts receivable                                             (2,451)           918         13,286
       Decrease (increase) in other assets                                                    (7,738)        (7,608)        18,107
       Decrease in accrued interest payable                                                   (3,072)          (894)        (3,554)
       Increase (decrease) in other liabilities                                               43,013         (1,542)        19,744
                                                                                         -----------    -----------    -----------
              Net cash provided by operating activities                                      152,999        134,210         81,492
                                                                                         -----------    -----------    -----------
Cash flows from investing activities:
       Originations, purchases and consolidations of student loans, including premiums    (3,566,803)    (2,541,071)      (774,959)
       Purchases of student loans, including premiums, from a related party                 (735,540)      (377,788)      (666,350)
       Net proceeds from student loan principal payments and loan consolidations           2,325,531      1,724,077        529,190
       Net purchases of furniture and equipment                                              (16,361)       (13,408)        (6,264)
       Increase in restricted cash - held by trustee                                         (63,560)      (357,045)       (50,186)
       Purchases of restricted investments - held by trustee                                (449,959)      (318,822)      (302,050)
       Proceeds from maturities of restricted investments - held by trustee                  442,610        267,089        296,405
       Acquisitions of subsidiaries, net of cash acquired                                     (1,760)       (20,809)      (102,184)
                                                                                         -----------    -----------    -----------
              Net cash used in investing activities                                       (2,065,842)    (1,637,777)    (1,076,398)
                                                                                         -----------    -----------    -----------
Cash flows from financing activities:
       Payments on bonds and notes payable                                                (2,350,860)    (2,259,769)      (324,561)
       Proceeds from issuance of bonds and notes payable                                   4,269,849      3,781,474      1,338,959
       Payment of debt issuance costs                                                        (11,739)       (11,429)        (8,325)
       Cash distributions to shareholders                                                         --         (2,994)            --
       Payments for redemption of common stock                                                  (643)            --             --
       Proceeds from issuance of common stock                                                164,504             --          2,010
                                                                                         -----------    -----------    -----------
              Net cash provided by financing activities                                    2,071,111      1,507,282      1,008,083
                                                                                         -----------    -----------    -----------
              Net increase in cash and cash equivalents                                      158,268          3,715         13,177
Cash and cash equivalents, beginning of period                                                40,155         36,440         23,263
                                                                                         -----------    -----------    -----------
Cash and cash equivalents, end of period                                                 $   198,423         40,155         36,440
                                                                                         ===========    ===========    ===========
Supplemental disclosures of cash flow information:
       Interest paid                                                                     $   190,615        222,528        227,198
                                                                                         ===========    ===========    ===========
       Income taxes paid                                                                 $    21,635         40,098         14,777
                                                                                         ===========    ===========    ===========

Supplemental   disclosures  of  noncash   operating,   investing  and  financing
activities regarding acquisitions and cash flow hedges are contained in notes 1 and 13, respectively.

See accompanying notes to consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
(1)    Corporate Structure

       (a)    Corporate Organization

              Nelnet, Inc. ("Nelnet" or the "Company") is a vertically integrated education finance company, which, together with its subsidiaries, is focused on providing quality products and services to participants in the education finance process. Nelnet is an originator, holder, and servicer of education loans and offers a broad range of financial services and technology-based products, including student loan origination and lending, student loan and guarantee servicing and a suite of software solutions.

              The Company owns the stock of various corporations which are engaged in the securitization of education finance assets. The Company's student lending subsidiaries described below are separate entities holding beneficial interests in eligible loans, subject to creditors with specific interests. The liabilities of the Company's student lending subsidiaries are not the liabilities of the Company or any of its other subsidiaries and cannot be consolidated in the event of bankruptcy. The transfers of student loans to the eligible lender trusts do not qualify as sales under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"), as the trusts continue to be under the effective control of the Company. All the financial activities and related assets and liabilities, including debt, of the securitizations are reflected in the Company's consolidated financial statements. The following subsidiaries of the Company hold the financial assets (collectively referred to as the "Student Lending Subsidiaries"):

              NELNET Student Loan Corporation-1 ("Nelnet-1")
              NELNET Student Loan Corporation-2 ("Nelnet-2")
              Nelnet Student Loan Funding LLC ("Nelnet SLF")
              Nelnet Education Loan Funding, Inc. (formerly known as NEBHELP, Inc.) ("NELF")
              MELMAC, Inc. and subsidiaries ("MELMAC")
              NHELP-I, Inc. ("NHELP-I")
              NHELP-II, Inc. and subsidiary ("NHELP-II")
              NHELP-III, Inc. ("NHELP-III")
              Nelnet Student Loan Warehouse Corporation-1 ("Nelnet SLWC-1")
              NELnet Private Student Loan Corporation-1 ("Nelnet Private-1")
              EFS Finance Co. ("EFS Fin Co.") and its subsidiary, EMT Corporation ("EMT Corp.")

              Nelnet-1, Nelnet-2, Nelnet SLF, NELF, NHELP-II, Nelnet Private-1, MELMAC, and EMT Corp. finance eligible student loan assets on a more permanent basis, as the assets are funded with bonds and notes payable, which have longer maturities. NHELP-I, NHELP-III, Nelnet SLWC-1, select operating lines within NELF, and EFS Fin Co. are warehouse facilities designed to fund student loan assets on a temporary basis until the assets are moved to another Student Lending Subsidiary to provide more permanent financing.

              The Company also provides managerial, administrative support, loan servicing, origination processing, computer software development, broker-dealer activities and marketing to the Student Lending Subsidiaries through the following wholly owned subsidiary management companies: National Education Loan Network, Inc.
              ("NELN"); Nelnet Marketing Solutions, Inc. ("NMS") and subsidiaries, including its 100% owned subsidiary (80% owned through February 28, 2003), Student Partner Services, Inc ("SPS"); Nelnet Guarantee Services, Inc. and GuaranTec LLP (collectively, "NGS"); EFS Services, Inc. ("EFS Services"); Charter Account Systems, Inc. ("Charter"); Idaho Financial Associates, Inc. ("IFA"); UFS Securities, LLC ("UFS Securities") and its 100% owned subsidiary, Shockley Financial Corp.; and Nelnet Corporate Services, Inc. (formerly known as Nelnet Corporation).

              Nelnet is the legal parent of NELN. Through May 15, 2002, Nelnet also owned 91.43% of Infovisa, Inc. and its subsidiary ("Infovisa"). Infovisa primarily developed and provided software systems for financial institutions. Effective May 15, 2002, Nelnet sold its ownership of Infovisa to Farmers & Merchants Investment Inc. ("F&M") at carrying value, which approximated fair value.

                          NELNET, INC. AND SUBSIDIARIES

       (b)    Description of Business

              The Student Lending Subsidiaries are organized as special-purpose bankruptcy remote entities which primarily invest in eligible student loans, through an eligible lender trustee, issued under Title IV of the Higher Education Act of 1965, as amended (the "Act"). Nelnet Private-1 also invests in self-insured or privately-insured student loan programs through an eligible lender trustee.

              Student loans beneficially owned by the Student Lending Subsidiaries include those originated under the Federal Family Education Loan Program ("FFELP" or "FFEL program"), including the Stafford Loan Program ("SLP"), the Parent Loan Program for Undergraduate Students ("PLUS") program, the Supplemental Loans for Students ("SLS") program, and loans which consolidate certain borrower obligations ("Consolidation"). Title to the student loans is held by eligible lender trustees under the Act for the benefit of the Student Lending Subsidiaries. The financed eligible loan borrowers are geographically located throughout the United States. The bonds and notes payable outstanding are payable primarily from interest and principal payments on the student loans, as specified in the resolutions authorizing the sale of the bonds and notes.

              The Company's business is comprised of four primary product and service offerings:

              o Asset management, including student loan originations and acquisitions. The Company provides student loan sales, marketing, originations, acquisition, and portfolio management. The Company owns a large portfolio of student loan assets through the Student Lending Subsidiaries. The Company generates loans owned in special purpose lending facilities through direct origination or through acquisition of loans. The Company generates the majority of its earnings from the spread between the yield it earns on its student loan portfolio and the cost of funding these loans. The Company also provides marketing and sales support and managerial and administrative support related to its asset generation activities, as well as those performed for its branding partners or other lenders who sell such loans.

              o Student loan servicing. The Company services its student loan portfolio and the portfolios of third parties. As of December 31, 2003, the Company serviced or provided complete outsourcing of servicing activities for more than $18.7 billion in student loans, including $9.2 billion of loans in its portfolio. The servicing activities provided include loan origination activities, application processing, borrower updates, payment processing, claim processing and due diligence procedures. These activities are performed internally for the Company's own portfolio, in addition to generating fee revenue when performed for third-party clients.

              o Guarantee servicing. The Company provides servicing support to guaranty agencies, which includes system software, hardware and telecommunication support, borrower, and loss updates, default aversion tracking services, claim processing services and post-default collection services. As of December 31, 2003, the Company provided servicing support to agencies that guarantee more than $20 billion of FFELP loans. These activities generate fee revenue in addition to expanding the Company's relationship with other participants in the education finance sector.

              o Servicing software. The Company provides student loan servicing software internally and to third-party student loan holders and servicers. As of December 31, 2003, the software products were used to service $46 billion in student loans, which included $27 billion serviced by third parties using the Company's software. The Company earns software license and maintenance fees annually from third party clients for use of this software. The Company also provides computer consulting, custom software applications and customer service support.

                          NELNET, INC. AND SUBSIDIARIES

       (c)    Acquisitions

              Nelnet Guarantee Services, Inc., a wholly owned subsidiary of NELN, commenced its business operations in June 2001. On June 30, 2001, it acquired 51% of the voting control of GuaranTec, LLP ("GuaranTec") for $2.6 million. On January 1, 2002, NELN acquired the remaining 49% of GuaranTec for $4.5 million from F&M. The excess purchase price over F&M's carrying value was $3.0 million. As the 49% interest was acquired from an entity under common control with the Company, the excess purchase price was recorded as a dividend distribution in the consolidated statement of shareholders' equity in 2002.

              On January 1, 2001, NELN acquired MELMAC and its wholly owned subsidiaries, MELMAC LLC and MELMAC Enterprises, Inc., for approximately $30 million. The acquisition was accounted for under purchase accounting. The assets and liabilities of MELMAC and its subsidiaries were recorded at fair value. An intangible asset, representing loan origination rights, of approximately $6.4 million was recorded and is being amortized over its estimated useful life of three years. The results of operations of MELMAC have been included in the consolidated financial statements since the date of acquisition.

              On December 21, 2001, NELN acquired all of the outstanding stock of EFS, Inc. ("EFS") and its wholly owned subsidiaries, EMT Corp., EFS Services, EFS Fin Co. and Advantage Network, Inc., for approximately $141 million. The acquisition was accounted for under purchase accounting. The assets and liabilities of EFS and its subsidiaries were recorded at fair value. An intangible asset, representing lender relationships and loan origination rights, of approximately $4 million was recorded and is being amortized over its estimated useful life of three years. The results of operations of EFS have been included in the consolidated financial statements since the date of acquisition.

              NELN acquired MELMAC and EFS to increase its market share in the student lending industry. The allocation of the purchase price for the MELMAC and EFS acquisitions is shown below (dollars in thousands):

            Loans                                       $ 3,021,791
            Other assets                                    219,068
            Intangible assets                                10,385
            Bonds and notes payable                      (3,055,403)
            Other liabilities                               (24,455)
                                                        -----------
                             Total purchase price       $   171,386
                                                        ===========


              On January 2, 2002, NELN acquired IFA for approximately $17 million. The acquisition was accounted for under purchase accounting. The assets and liabilities of IFA were recorded at fair value. An intangible asset, representing servicing system software and other intellectual property, of $14.2 million was recorded and is being amortized over its estimated useful life of three years. The results of operations of IFA have been included in the consolidated financial statements since the date of acquisition.

              On May 9, 2002, NELN acquired Charter for approximately $7 million. The acquisition was accounted for under purchase accounting. The assets and liabilities of Charter were recorded at fair value. An intangible asset, representing servicing system software and other intellectual property, of $6.8 million was recorded and is being amortized over its estimated useful life of three years. Goodwill of $2.6 million was also recorded. The results of operations of Charter have been included in the consolidated financial statements since the date of acquisition.

                          NELNET, INC. AND SUBSIDIARIES

              NELN acquired IFA and Charter to provide student loan servicing software solutions to the student lending industry. The allocation of the purchase price for the IFA and Charter acquisitions is shown below (dollars in thousands):

              Cash and investments                       $  2,972
              Accounts receivable                           1,390
              Intangible assets                            23,612
              Deferred revenue and other liabilities       (4,193)
                                                         --------
                               Total purchase price      $ 23,781
                                                         ========

              On August 7, 2003, the Company acquired UFS Securities for $2.6 million from affiliated parties. The acquisition was accounted for under purchase accounting. The results of operations of UFS Securities have been included in the consolidated financial statements since the date of acquisition. This acquisition is immaterial to the consolidated financial statements.

              The  following  unaudited  pro  forma  information   presents  the
              combined results of the Company as though the 2002 and 2001 acquisitions occurred on January 1, 2001. The pro forma financial information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of the period or which may be attained in the future.

                                                               Year ended
                                                           December 31, 2001
                                                           -------------------
                                                          (Dollars in thousands)
                                                                (Unaudited)
     Net interest income                                        $   153,764
     Other income                                                   125,985
     Net income                                                 $    11,905
                                                                ===========
     Weighted average shares outstanding, basic and diluted      44,331,490
     Earnings per share, basic and diluted                      $      0.27
                                                                ===========


              The pro forma information presenting the combined operations of the Company as though the 2003 and 2002 acquisitions occurred on January 1, 2003 and January 1, 2002, respectively, is not significantly different than actual 2003 or 2002 results.

              In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specified criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values.

              The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and SFAS No. 142 as of January 1, 2002. Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption. Based on this evaluation, no reclassifications or changes to useful lives or residual values were made.

                          NELNET, INC. AND SUBSIDIARIES

(2)    Recapitalization

         Effective August 14, 2003, the shareholders of the Company approved amended and restated articles of incorporation. The amended and restated articles of incorporation effected a recapitalization of the Company whereby each share of Class A voting common stock, and each share of Class B nonvoting common stock held by two principal shareholders and a related entity (the "Principal Shareholders"), was converted into 210 shares of new Class B common stock, and each share of Class B nonvoting common stock (other than these owners by the Principal Shareholders) was converted into 210 shares of new Class A common stock. Also, effective with the conversion of the Class B shares to Class A, certain former Class B shareholders converted their new Class B shares into new Class A shares. The new Class B common stock has ten votes per share, and the new Class A common stock has one vote per share. Each Class B share is convertible at any time at the holder's option into one Class A share. With the exception of the voting rights and the conversion feature, the Class A and Class B shares are identical in terms of other rights, including dividend and liquidation rights. The Company's shareholders' equity has been restated to reflect the new capital stock structure for all periods presented.

         On December 11, 2003, the Company consummated an initial public offering. The Company sold 8,000,000 shares of Class A common stock at a price of $21 per share for net proceeds of $152.2 million. On December 22, 2003, the underwriters exercised their over-allotment option and purchased an additional 586,800 shares at $21 per share which yielded net proceeds to the Company of $11.5 million.

(3)    Summary of Significant Accounting Policies and Practices

       (a)    Consolidation

              The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As discussed in note 1(a), the Company consolidates all special purpose entities in accordance with SFAS No. 140. Unconsolidated entities which the Company does not control are recorded using the equity method of accounting.

       (b)    Student Loans Receivable

              Investments in student loans, including premiums, are recorded at cost, net of premium amortization and the allowance for loan losses. Student loans consist of federally insured student loans, private student loans, and student loan participations.

       (c)    Allowance for Loan Losses

              The allowance for loan losses is estimated and established through a provision charged to expense. Losses are charged against the allowance when management believes the collectibility of the loan principal is unlikely. Recovery of amounts previously charged off is credited to the allowance for loan losses.

              For the FFELP loan portfolio, the Company considers trends in student loan claims rejected for payment by guarantors and the amount of FFELP loans subject to the 2% risk sharing. The allowance is based on periodic evaluations of the Company's loan portfolios considering past experience, changes to federal student loan programs, current economic conditions and other relevant factors. FFELP loans are guaranteed as to both principal and interest, and, therefore, continue to accrue interest until the time they are paid by the guaranty agency. The allowance is maintained at a level management believes is adequate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant changes.

                          NELNET, INC. AND SUBSIDIARIES

              In determining the adequacy of the allowance for loan losses on the private loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, months in repayment, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. The Company places a private loan on nonaccrual status and charges off the loan when the collection of principal and interest is 120 days past due.

              Management believes that the allowance for loan losses is adequate. While management uses available information to recognize probable loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic and other conditions.

       (d)    Cash and Cash Equivalents

              For purposes of the consolidated statements of cash flows, the Company considers all investments with maturities when purchased of three months or less to be cash equivalents.

       (e)    Restricted Cash and Restricted Investments - Held by Trustee

              The Company's restricted cash and restricted investments are held by the trustees in various accounts, subject to use restrictions imposed by the trust indenture. The Company recognizes all restricted cash and restricted investments held by trustees on the consolidated balance sheets.

       (f) Restricted Cash-Due to Loan Program Customers/Due to Loan Program Customers

              As a servicer of student loans, Nelnet collects student loan remittances and subsequently disburses these remittances to the appropriate lending entities. In addition, Nelnet requests funding from lenders and subsequently disburses loan funds to borrowers and schools on behalf of borrowers. Cash collected for customers and the related liability are included in the accompanying consolidated balance sheets. Interest income earned, net of service charges, by the Company on this cash for the years ended December 31, 2003, 2002 and 2001 was $213,000, $930,000 and $2.1
              million, respectively.

       (g)    Intangible Assets

              Intangible assets, consisting of loan servicing contracts, lender relationships and loan origination rights, and servicing system software and other intellectual property, are being amortized on a straight-line basis over the expected periods to be benefited, ranging from 30 to 36 months. Goodwill resulting from acquisitions is not being amortized.

       (h)    Furniture, Equipment, and Leasehold Improvements

              Furniture and equipment are carried at cost, net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred, and major improvements, including leasehold improvements, are capitalized. Gains and losses from retirement of furniture, equipment and leasehold improvements are included in determining net income. The Company uses accelerated and straight-line methods for recording depreciation and amortization. Accelerated methods are used for certain equipment and software when this method is believed to provide a better matching of income and expenses.

       (i)    Software Development Costs

              Certain direct development costs associated with internal-use software are capitalized, including external direct costs of services and payroll costs for employees devoting time to the software projects. These costs are included in furniture, equipment and leasehold improvements and are amortized over a period of three years beginning when the asset is placed into service. During the years ended December 31, 2003 and 2001, the Company capitalized $1.4 million and $1.2 million, respectively, in costs related to internal-use software development. No costs were capitalized for the year ended December 31, 2002.

                          NELNET, INC. AND SUBSIDIARIES

              Maintenance costs and research and development costs relating to software to be sold or leased are expensed as incurred.

       (j)    Other Assets

              Other assets are recorded at cost or amortized cost and consist primarily of prepaid bond insurance, debt issuance costs, deferred tax assets and income taxes receivable. Prepaid bond insurance and debt issuance costs are amortized using the straight-line method and effective interest methods, respectively, over the estimated lives of the bonds and notes payable.

       (k)    Program Reimbursement Reserve

              The program reimbursement reserve, which is included in other liabilities, represents the amount of student loans that management estimates the Company will be required to repay to lenders, for which the Company performs servicing, due to the Company's failure to follow prescribed due diligence procedures. The program reimbursement reserve is established through a provision for losses charged to expense. The amount of provision is based on management's evaluation of the servicing portfolio as it relates to the complex due diligence requirements that must be followed to maintain the Department of Education (the "Department") guarantee on the loans. Failure to meet certain due diligence requirements will cause a loss of guarantee on the loans and potential loss to the Company if it is unable to cure the condition under procedures prescribed by the federal government.

              Serviced student loans are charged against the allowance when they lose their Department guarantee and the Company is required to reimburse the lender. Loans that are subsequently returned to a repayment status can reacquire their guaranteed status, and such amounts are then credited to the program reimbursement reserve as recoveries.

              Management believes that the program reimbursement reserve is adequate. While management uses available information to determine the adequacy of the reserve and to recognize losses, future additions to the reserve may be necessary based on changes in federal policy, economic conditions, or management's performance relating to compliance with the Department's due diligence requirements.

       (l)    Revenue Recognition - Software Services

              Charter and IFA account for software revenues in accordance with the AICPA's Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 provides guidance on when and in what amounts income should be recognized for licensing, selling, leasing or otherwise marketing computer software. Income for contracts with customers that does not require significant production, modification, or customization of software is recognized when all the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, vendors fee is fixed and determinable, and collectibility is probable. Income paid on maintenance and enhancement agreements for services to be performed in subsequent periods is deferred and recognized in income over the life of the agreements. Deferred revenue of approximately $1.3 million and $0.9 million is included in other liabilities on the accompanying consolidated balance sheets at December 31, 2003 and 2002, respectively.

       (m)    Minority Interest

              In 2001, minority interest reflects the proportionate share of shareholders' equity and income of GuaranTec's minority stockholder. In 2003 and 2002, minority interest reflects the proportionate share of shareholders' equity and loss of SPS's minority stockholders.

                          NELNET, INC. AND SUBSIDIARIES

              Nelnet allocated Infovisa's income or loss proportionately between Nelnet's percentage interest and the remaining percentage minority interest. When losses applicable to the minority interest exceeded the minority interest in equity capital, such excess was charged against Nelnet's interest as a charge to retained earnings in Nelnet's shareholders' equity. When earnings were generated applicable to the minority interest, Nelnet's interest was credited through retained earnings to the extent of losses previously charged to retained earnings. For purposes of reporting on the Company, these changes are reflected in additional paid-in capital, as retained earnings are those of NELN. During 2002, Infovisa was sold to F&M and the minority interest loss was recaptured through additional paid-in capital at the date of sale.

       (n)    Accounting for Derivatives and Hedging Activities

              Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133 ("SFAS No. 133"). These statements establish accounting and reporting standards for derivative instruments and hedging activities, as defined, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as either assets and liabilities in the balance sheet and measure them at fair value. The fair value of the Company's derivative instruments is determined from market quotes from independent security brokers.

              The Company has entered into certain derivative instruments such as interest rate swaps, caps, and basis swaps as part of managing its interest rate risk. Interest rate swaps are used to exchange fixed and floating rate interest payment obligations while caps are used to protect the Company's income statement from unfavorable movements in interest rates while allowing benefit from favorable movements. Basis swaps are used to convert variable-rate debt from one interest rate index to another to match the interest rate characteristics of the assets. The Company uses basis swaps to change the index of the LIBOR-based debt to better match the cash flows of student loan assets.

              All derivative instruments that qualify for hedge accounting pursuant to SFAS No. 133, as amended, are recorded at fair value and classified either as a hedge of the fair value of a recognized asset or liability ("fair value hedge") or as a hedge of the variability of cash flows to be received or paid to a recognized asset or liability or a forecasted transaction ("cash flow hedge"). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the items hedged, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

              Changes in the fair value of a derivative instrument that is highly effective and designated and qualifies as a fair value hedge and the offsetting changes in the fair value of the hedged item are recorded in the income statement. Changes in the fair value of a derivative instrument that is highly effective and designated and qualifies as a cash flow hedge are recognized in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The Company performs an assessment, both at inception of the hedge and on a quarterly basis thereafter, to determine whether these derivative instruments are highly effective in offsetting changes in the value of the hedged items. Any change in fair value resulting from hedge ineffectiveness is immediately recorded in the income statement.

                          NELNET, INC. AND SUBSIDIARIES

              The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated or exercised, the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

              Changes in the fair value of derivative instruments that do not qualify for hedge accounting are reported in current period earnings.

       (o)    Impairment of Long-Lived Assets

              Long-lived assets, such as furniture and equipment, purchased intangibles subject to amortization and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairments of long-lived assets in 2003, 2002 or 2001.

       (p)    Student Loan Income

              The Company recognizes student loan income using the interest method, net of amortization of premiums and capitalized direct origination and acquisition costs. Loan income is recognized based on the expected yield of the loan after giving effect to borrower utilization of incentives for timely payment ("borrower benefits") and other yield adjustments. The effect of the borrower benefits on student loan yield are based on borrowers who are eligible for the incentives. The interest is paid by the Department or the borrower, depending on the status of the loan at the time of the accrual. In addition, the Department makes quarterly interest subsidy payments on certain qualified FFELP loans until the student is required under the provisions of the Act to begin repayment. Repayment of FFELP loans normally begins within six months after completion of the loan holders course of study, leaving school or ceasing to carry at least one-half the normal full-time academic load as determined by the educational institution. Repayment of PLUS loans normally begins within 60 days from the date of loan disbursement, and repayment of SLS loans begins within one month after completion of course study, leaving school or ceasing to carry at least the normal full-time academic load as determined by the educational institution. Repayment on private loans typically begins six months following a borrower's graduation from a qualified institution and the interest is either paid by the borrower or capitalized annually or at repayment.

              The Department provides a special allowance to lenders participating in the FFEL program. The special allowance is accrued using the interest method based upon the average rate established in the auction of 13-week Treasury Bills in the previous quarter relative to the yield of the student loan. Under certain circumstances, the special allowance is reduced by
              approximately   one-half  for  loans  which  were   originated  or
              purchased from funds obtained from issuance of tax-exempt obligations, depending upon the issuance date of the obligation.

              Premiums and capitalized direct origination and acquisition costs are amortized over the estimated lives of the related loans in accordance with SFAS No. 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The Company periodically evaluates the assumptions used to estimate the life of the loans. The Company also pays an annual 105 basis point rebate fee on Consolidation loans to the Department. The amortization and fees are netted against student loan income.

                          NELNET, INC. AND SUBSIDIARIES

       (q)    Loan Servicing Income

              Loan servicing fees are determined according to agreements with customers and are calculated based on the dollar value or number of loans serviced for each customer. Fees are accrued as earned as income on a monthly basis. As of December 31, 2003 and 2002, the Company serviced more than $18.7 billion and $17.9 billion, respectively, of loans, including $9.2 billion and $7.5 billion of Company-owned loans.

       (r)    Income Tax Expense

              Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

       (s)    Earnings Per Share

              The basic  earnings  per  common  share  ("EPS")  is  computed  by dividing net income by the weighted average number of common shares outstanding for the periods presented. The weighted average number of shares used for the years ended December 31, 2003, 2002 and 2001, adjusted to reflect the recapitalization referred to in note 2, were 45,501,583, 44,971,290 and 44,331,490,  respectively.
              Nelnet had no common stock equivalents and no potentially dilutive common shares during the periods presented.

       (t)    Use of Estimates

              The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results could differ from those estimates. The most significant estimates made by management relate to the adequacy of the program reimbursement reserve and allowance for loan losses.

       (u)    Reclassification

              Certain amounts have been reclassified to conform to the 2003 consolidated financial statement presentation.

(4)    Restricted Investments - Held by Trustee

       NELF and MELMAC's restricted investments are held by a trustee in various accounts subject to use restrictions and consist of guaranteed investment contracts, commercial banking deposits, and repurchase agreements, which are classified as held-to-maturity. Due to the characteristics of the investments, there is no available or active market for these types of financial instruments. These investments are guaranteed and are purchased and redeemed at par value, which equals their cost at December 31, 2003 and 2002. The carrying value of these investments by contractual maturity is shown below:

                                                    December 31
                                               ---------------------
                                                 2003         2002
                                               --------     --------
                                              (Dollars in thousands)
            Over 1 year through 5 years        $  1,714        2,709
            After 5 years through 10 years       30,038       20,729
            After 10 years                      148,936      149,901
                                               --------     --------
                                               $180,688      173,339
                                               ========     ========

                         NELNET, INC. AND SUBSIDIARIES

(5)    Student Loans Receivable and Concentration of Credit Risk

       Student loans receivable at December 31, 2003 and 2002 consisted of the following:

                                                                                     December 31
                                                                             ----------------------------
                                                                                2003              2002
                                                                             -----------      -----------
                                                                                 (Dollars in thousands)
    FFELP loans                                                              $10,380,181        8,496,760
    Privately-insured private loans                                               29,706           23,108
    Self-insured private loans                                                    61,581           51,552
                                                                             -----------      -----------
                                                                              10,471,468        8,571,420
    Less allowance for loan losses - FFELP loans                                  10,795            9,970
    Less allowance for loan losses - Private loans                                 5,231            2,030
                                                                             -----------      -----------
                                                                             $10,455,442        8,559,420
                                                                             ===========      ===========
    FFELP allowance as a percentage of ending balance of FFELP loans                0.10%            0.12%
    Private allowance as a percentage of ending balance of private loans            5.73%            2.72%
    Total allowance as a percentage of ending balance of total loans                0.15%            0.14%

       FFELP loans may be made under the FFEL program by certain lenders as defined by the Act. These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Act by an authorized guaranty agency which has a contract of reinsurance with the Department. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 20 years. Interest rates on loans may be fixed or variable, will vary based on the average of the 91-day U.S. Treasury bill rate, and currently range from 2.9% to 12.0% (the weighted average rate was 4.5% and 5.3% at December 31, 2003 and 2002, respectively) dependent upon type, terms of loan agreements and date of origination. For FFELP loans, the Student Lending Subsidiaries have entered into trust agreements in which unrelated financial institutions serve as the eligible lender trustees. As eligible lender trustees, the financial institutions act as the eligible lender in acquiring certain eligible student loans as an accommodation to the subsidiaries, which hold beneficial interests in the student loan assets as the beneficiaries of such trusts.

       Substantially all FFELP loan principal and related accrued interest is guaranteed as defined by the Act. These guarantees are made subject to the performance of certain loan servicing procedures stipulated by applicable regulations. If these due diligence procedures are not met, affected student loans may not be covered by the guarantees should the borrower default. The Company and its Student Lending Subsidiaries retain and enforce recourse provisions against servicers and lenders under certain circumstances. Such student loans are subject to "cure" procedures and reinstatement of the guarantee under certain circumstances. Also, in accordance with the Student Loan Reform Act of 1993, student loans disbursed prior to October 1, 1993 are fully insured, and loans disbursed subsequent to October 1, 1993 are insured up to 98% of their principal amount and accrued interest.

       Student loans receivable also includes private loans. The private loan portfolio consists of privately-insured and self-insured loans. The terms of the private loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 20 years. Interest rates on the loans will vary based on the average of the 91-day U.S. Treasury Bill or the prime rate. The private loans primarily represent student borrowers in the medical, dental, or physical sciences fields of study. The self-insured private loans are not covered by guarantees or collateral should the borrower default. The privately-insured private loans are insured for 90% of principal and interest.

                         NELNET, INC. AND SUBSIDIARIES

       The Company has provided for an allowance for loan losses related to the private loans and FFELP loans. Activity in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 is shown below:

                                               2003          2002          2001
                                           --------      --------      --------
                                                  (Dollars in thousands)
Beginning balance                          $ 12,000        10,242         3,614
Transfer from acquisitions                       --            --         4,866
Provision for loan losses                    11,475         5,587         3,925
Loans charged off, net of recoveries         (7,449)       (3,829)       (2,163)
                                           --------      --------      --------
Ending balance                             $ 16,026        12,000        10,242
                                           ========      ========      ========


(6)    Guaranty and Insurance Agencies

       At December 31, 2003 and 2002, Nebraska Student Loan Program, Inc., United Student Aid Funds, Inc., Pennsylvania Higher Education Assistance Authority, California Student Aid Commission, New York State Higher Education Services Corporation, Tennessee Student Assistance Corporation, Florida Department of Education Office of Student Financial Assistance, Colorado Student Loan Program and the Finance Authority of Maine were the primary guarantors of the student loans beneficially owned by the Student Lending Subsidiaries. Management periodically reviews the financial
       condition  of  its   guarantors   and  does  not  believe  the  level  of
       concentration creates an unusual or unanticipated credit risk. In addition, management believes that based on amendments to the Act as a result of reauthorization, the security for and payment of any of the Student Lending Subsidiaries' obligations would not be materially adversely affected as a result of legislative action or other failure to perform on its obligations on the part of any guaranty agency. The Student Lending Subsidiaries, however, offer no absolute assurances to that effect.

       Nelnet Private-1 also has a student loan indemnification agreement with a private insurer, under which a portion of the private loans are insured. The agreement indemnifies Nelnet Private-1 for 90% of losses incurred resulting from borrower default. Upon default, all rights of recovery are subrogated to a private insurer. As of December 31, 2003 and 2002, a private insurer insured 33% and 31%, respectively, of the private loans owned by Nelnet Private-1.

(7)    Intangible Assets

       Intangible assets at December 31, 2003 and 2002 consist of the following:

                                                                                     December 31
                                                                   Useful       ------------------------
                                                                    life           2003         2002
                                                                --------------  -----------  -----------
                                                                                 (Dollars in thousands)
Lender relationship and loan origination rights
     (net of accumulated amortization of $9,613 and $5,655,
    respectively)                                                 36 months     $    1,292        4,765
Loan servicing contracts (net of accumulated amortization
    of $43,610 and $41,824, respectively)                       30-36 months            --        1,786
Servicing systems software and other intellectual property
    (net of accumulated amortization of $13,273 and $6,253,
    respectively)                                                 36 months          7,787       14,807
Goodwill, nonamortizable                                                             2,551        2,551
                                                                                -----------  -----------
                                                                                $   11,630       23,909
                                                                                ===========  ===========

                         NELNET, INC. AND SUBSIDIARIES

       The Company recorded amortization of $12.8 million, $22.2 million and $18.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company will continue to amortize intangible assets over their remaining useful lives and will record amortization of $8.3 million and $0.8 million in 2004 and 2005, respectively.

(8)    Furniture, Equipment and Leasehold Improvements

       Furniture, equipment and leasehold improvements at December 31, 2003 and 2002 consist of the following:

                                                              December 31
                                            Useful      ------------------------
                                             life           2003        2002
                                          ------------  -----------  ----------
                                                         (Dollars in thousands)
Computer equipment and software            3-7 years    $   39,418      33,155
Office furniture and equipment            3-10 years        11,794       9,739
Leasehold improvements                    1-10 years         6,073       4,507
                                                        -----------  ----------
                                                            57,285      47,401
Accumulated depreciation and amortization                   38,147      34,491
                                                        -----------  ----------
                                                        $   19,138      12,910
                                                        ===========  ==========


       Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 related to furniture, equipment and leasehold improvements was $10.1 million, $10.1 million and $8.0 million, respectively.

(9)    Bonds and Notes Payable

       The Student Lending Subsidiaries periodically issue bonds, commercial paper, short-term variable auction rate notes, taxable student loan asset-backed notes and other credit facilities to finance the acquisition of student loans or to refinance existing debt. Most of the bonds and notes payable are primarily secured by the student loans receivable, related accrued interest, and by the amounts on deposit in the accounts established under the respective bond resolutions or financing agreements. The student loan interest margin ("SLIMS") notes are secured by the rights to residual cash flows from certain variable-rate bonds and notes and fixed rate notes. Certain variable-rate bonds and notes and fixed rate bonds of $1.2 billion and $1.0 billion at December 31, 2003 and 2002, respectively, are secured by financial guaranty insurance policies issued by Municipal Bond Investors Assurance Corporation ("MBIA") and Ambac Assurance Corporation.

                         NELNET, INC. AND SUBSIDIARIES

       The following table summarizes outstanding bonds and notes payable at December 31, 2003 and 2002 by type of instrument:

                                                                     December 31, 2003
                                                 ------------------------------------------------------
                                                   Carrying      Interest rate
                                                    amount           range           Final maturity
                                                 ------------------------------------------------------
                                                                  (Dollars in thousands)
Variable-rate bonds and notes:
     Bonds and notes based on indices            $  3,203,859    1.17% - 1.87%     05/01/07 - 01/25/37
     Bonds and notes based on auction               5,125,270    1.00% - 1.30%     07/01/05 - 07/01/43
                                                 ------------
              Total variable-rate bonds and notes   8,329,129
Commercial paper and other                          2,064,400    1.11% - 1.40%     05/14/04 - 09/25/24
Fixed-rate bonds and notes                            927,694    5.50% - 6.68%     05/01/05 - 06/01/28
Other secured borrowings                               45,235    1.30% - 6.00%     01/30/04 - 11/01/05
                                                 ------------
              Total                              $ 11,366,458
                                                 ============
                                                                      December 31, 2002
                                                   -----------------------------------------------------
                                                     Carrying    Interest rate
                                                      amount         range            Final maturity
                                                   -----------------------------------------------------
                                                                  (Dollars in thousands)
Variable-rate bonds and notes:
     Bonds and notes based on indices              $ 2,307,013   1.43% - 1.92%     05/01/07 - 12/25/33
     Bonds and notes based on auction                4,563,135   1.40% - 2.77%     07/01/05 - 10/01/36
                                                   -----------
              Total variable-rate bonds and notes    6,870,148
Commercial paper and other                           1,388,579   1.36% - 1.64%     05/01/03 - 12/15/06
Fixed-rate bonds and notes                           1,122,881   5.48% - 6.90%     11/01/03 - 06/01/28
Other secured borrowings                                66,074   1.60% - 6.00%     01/10/03 - 11/01/05
                                                   -----------
              Total                                $ 9,447,682
                                                   ===========


       Variable-rate bonds are long-term bonds with interest rate reset dates ranging from weekly to quarterly based upon auction rates and national indices.

       The Company had a $30 million line of credit from an unrelated bank. There was no amount outstanding on this line at December 31, 2003. At December 31, 2002, $30 million was outstanding under this line of credit. The line of credit bore interest at the prime rate (4.00% and 4.25% at December 31, 2003 and 2002, respectively) and was not renewed in February 2004. Interest was payable quarterly or monthly depending on the term of the borrowing.

       The Company entered into a commercial paper placement program with an unrelated bank on September 25, 2003. The program allows for issuance up to $35 million. As of December 31, 2003, $12.7 million was outstanding under the commercial paper placement program. The commercial paper placement program bears interest at the current commercial paper rate plus 0.25% or LIBOR plus 2.25% depending on the unrelated bank's ability to place the commercial paper (weighted average rate of 1.40% at December 31, 2003). Interest is payable at maturity of the commercial paper. Additionally, this unrelated bank coordinated a $35 million line of credit with three other unrelated banks. There was no amount outstanding on this line as of December 31, 2003. The commercial paper placement program and the line of credit expire on September 25, 2004.

                         NELNET, INC. AND SUBSIDIARIES

       In May 2002 and October 2002, Nelnet SLF consummated debt offerings of student loan asset-backed notes of $1.0 billion and $1.2 billion, respectively. In connection with these debt offerings, the Company entered into agreements with certain investment banks pursuant to which the Company will pay the investment banks a fee equal in the aggregate to 0.01% and 0.0075% per annum of the principal balance of the May 2002 and October 2002 notes, respectively. These fees are for credit enhancements to the notes whereby the investment banks will provide liquidity advances to the Company in the instance of disintermediation in the spread between student loan interest rates and the notes' interest rates as defined in the agreement. The total amount paid by the Company under these agreements was approximately $155,000 and $72,000 during the years ended December 31, 2003 and 2002, respectively.

       Certain warehouse lines are assumed to renew automatically; therefore, the maturities on these warehouse lines are deemed to be greater than five years. Bonds and notes outstanding at December 31, 2003 are due (based on final maturities) in varying amounts as follows (dollars in thousands):

                      2004                    $   597,575
                      2005                        221,484
                      2006                        127,010
                      2007                        212,923
                      2008                         81,615
                      2009 and thereafter      10,125,851
                                              -----------
                                              $11,366,458
                                              ===========


       Generally, bonds bearing interest at variable rates can be redeemed on any interest payment date at par plus accrued interest. Subject to conversion provisions, all bonds and notes are subject to redemption prior to maturity at the option of certain Student Lending Subsidiaries without a prepayment penalty. These provisions include price, conditions precedent, and limitations.

       A Student Lending Subsidiary has irrevocably escrowed funds to make the remaining principal and interest payments on previously issued bonds and notes. Accordingly, neither these obligations nor the escrowed funds are included on the accompanying consolidated balance sheets. At December 31, 2003 and 2002, $22.2 million and $20.6 million, respectively, of defeased debt remained outstanding.

       The Student Lending Subsidiaries have unused commitments under the various commercial paper and warehouse agreements of $708 million and $416 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, certain Student Lending Subsidiaries had various short-term borrowing agreements with a maximum aggregate stated amount of $2.8 billion and $1.9 billion, respectively.

       Certain bond resolutions contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses and maintaining certain financial ratios. Management believes the Company is in compliance with all covenants of the bond indentures and related credit agreements.

(10)   Program Reimbursement Reserve

       For the years ended December 31, 2003, 2002 and 2001, a provision for losses on program reimbursements of $1.7 million, $1.6 million and $1.2 million, respectively, was recognized, which is included in other expenses in the accompanying consolidated statements of income. Other liabilities in the accompanying consolidated balance sheets include $7.3 million and $6.1 million as an allowance for program reimbursements at December 31, 2003 and 2002, respectively.

                         NELNET, INC. AND SUBSIDIARIES

 (11)  Income Taxes

       Income tax expense for the years ended December 31, 2003, 2002 and 2001 consists of the following components:

                                                        2003           2002           2001
                                                      --------       --------       --------
                                                             (Dollars in thousands)
Current:
     Federal                                          $ 20,742         33,204         15,440
     State                                               1,750          2,950          1,303
                                                      --------       --------       --------
                                                        22,492         36,154         16,743
                                                      --------       --------       --------
Deferred:
     Federal                                            (2,982)        (7,717)       (10,445)
     State                                                (215)          (758)          (918)
                                                      --------       --------       --------
                                                        (3,197)        (8,475)       (11,363)
                                                      --------       --------       --------
                                                      $ 19,295         27,679          5,380
                                                      ========       ========       ========

       The actual income tax expense differs from the "expected" income tax expense, computed by applying the 35% federal statutory corporate tax rate to income before income tax expense for the years ended December 31, 2003, 2002 and 2001, as shown below:

                                                        2003           2002           2001
                                                      --------       --------       --------
                                                             (Dollars in thousands)
"Expected" income tax expense                         $ 16,201         26,544          4,594
Increase (decrease) resulting from:
     State tax, net of federal income tax benefit          998          1,425            250
     Noncash compensation expense                        1,808             --             --
     Other, net                                            288           (290)           536
                                                      --------       --------       --------
                                                      $ 19,295         27,679          5,380
                                                      ========       ========       ========
Effective tax rate                                        41.7%          36.5%          41.0%

                         NELNET, INC. AND SUBSIDIARIES

       The Company's deferred income tax assets and liabilities, which are included in other assets as of December 31, 2003 and 2002, consists of the following components:

                                                              December 31
                                                         --------------------
                                                           2003        2002
                                                         -------     -------
                                                        (Dollars in thousands)
Deferred tax liabilities:
     Loan origination services                           $ 5,819       1,866
     Intangible assets                                        --       2,206
     Partnership income                                      161          --
     Furniture, equipment and leasehold improvements         599          --
     Mark-to-market adjustment - derivative instruments      139          --
     Other                                                   350         696
                                                         -------     -------
                 Deferred tax liabilities                  7,068       4,768
                                                         -------     -------
Deferred tax assets:
     Student loans                                        10,539       6,118
     Accrued expenses not currently deductible             1,566       1,007
     Partnership income                                       --       1,235
     Basis in swap contracts                                 389         214
     Intangible assets                                     1,348          --
     Securitization transaction                            1,837       1,057
     Unearned revenue                                      1,103         941
     Furniture, equipment and leasehold improvements          --         400
     Other                                                    --         452
                                                         -------     -------
                 Deferred tax assets                      16,782      11,424
                                                         -------     -------
                 Net deferred income tax asset           $ 9,714       6,656
                                                         =======     =======


       No valuation allowance was considered necessary for the deferred tax assets at December 31, 2003 and 2002. In assessing the realizability of the Company's deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected taxable income, carryback opportunities and tax planning strategies in making the assessment of the amount of the valuation allowance.

                         NELNET, INC. AND SUBSIDIARIES

(12)   Fair Value of Financial Instruments

       The following table summarizes the fair values of the Company's financial instruments at December 31, 2003 and 2002:

                                                                            December 31
                                                     ------------------------------------------------------------
                                                                 2003                          2002
                                                     -----------------------------   ----------------------------
                                                     Fair value     Carrying value   Fair value    Carrying value
                                                                         (Dollars in thousands)
Financial assets:
     Student loans receivable                          $10,628,895    10,455,442     8,659,613     8,559,420
     Cash and cash equivalents                             198,423       198,423        40,155        40,155
     Restricted cash - held by trustee                     634,263       634,263       570,703       570,703
     Restricted investments - held by trustee              180,668       180,688       173,339       173,339
     Restricted cash - due to loan program customers       141,841       141,841       132,375       132,375
     Accrued interest receivable                           196,633       196,633       177,015       177,015
Financial liabilities:
     Bonds and notes payable                            11,417,810    11,366,458     9,471,710     9,447,682
     Accrued interest payable                               17,179        17,179        20,251        20,251
     Due to loan program customers                         141,841       141,841       132,875       132,375
     Derivative instruments                                    677           677            --            --

       (a) Cash and Cash Equivalents, Restricted Cash - Due to Loan Program Customers, Restricted Cash - Held by Trustee, Accrued Interest Receivable/Payable and Due to Loan Program Customers

              The   carrying   amount   approximates   fair  value  due  to  the
              variable-rate of interest and/or the short maturities of these instruments.

       (b)    Student Loans Receivable

              The fair value of student loans receivable is estimated at amounts recently paid by the Company to acquire a similar portfolio of loans in the market.

       (c)    Restricted Investments - Held by Trustee

              Due to the characteristics of the investments, there is no available or active market for these types of financial instruments. These investments are guaranteed and are purchased and redeemed at par value, which equals their cost.

       (d)    Bonds and Notes Payable

              The fair value of the bonds and notes payable is based on market prices for securities that possess similar credit risk and interest rate risk.

       (e)    Derivative Instruments

              The fair value of the derivative instruments, obtained from market quotes from independent security brokers, was the estimated amount that would have been paid to terminate the respective agreements.

                         NELNET, INC. AND SUBSIDIARIES

       (f)    Limitations

              The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures About Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

(13)   Derivative Financial Instruments

       The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate volatility. The Company's goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation. The Company views this strategy as a prudent management of interest rate sensitivity. Management believes all derivative transactions are economically effective; however, the majority do not qualify for hedge accounting under SFAS No. 133 and thus may adversely impact earnings.

       By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no credit risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's risk committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement.

       Market risk is the adverse effect that a change in interest rates, or implied volatility rates, has on the value of a financial instrument. The Company manages market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

       Derivative instruments that are used as part of the Company's interest rate risk management strategy include interest rate swaps, caps and basis swaps. The following table summarizes the Company's derivative instruments as of December 31, 2003.

                                    Notional amounts
                                    by product type
                             -------------------------------
                               Fixed/
                              floating    Basis
 Maturity                    swaps (a)   swaps (b)    Total
---------------------------  ---------  -----------  -------
                                  (Dollars in millions)
                      2004     $1,000        500       1,500
                      2005        150      1,000       1,150
                      2006         --        500         500
                               ------     ------      ------
                     Total     $1,150      2,000       3,150
                               ======     ======      ======
          Fair value (c)       $  0.6       (1.3)       (0.7)
                               ======     ======      ======
----------

                         NELNET, INC. AND SUBSIDIARIES

(a) During August and October 2003, the Company entered into interest rate swap agreements with notional amounts of $1 billion and $150 million, respectively. Under the terms of the agreements, the Company receives payments based on a variable interest rate tied to the 30-day LIBOR and makes payments based on fixed interest rates of 1.18% and 1.68%, respectively. The interest rate swap agreements expire in July 2004 and September 2005, respectively.

(b) During August 2003, the Company entered into three basis swap agreements with notional amounts of $500 million, $1 billion and $500 million which expire in May 2004, August 2005 and August 2006, respectively. The basis swap agreements provide for the Company to pay a floating interest rate based on the U.S. Treasury bill rate and receive a floating interest rate based on the 3-month LIBOR rate. This arrangement allows the Company to limit the interest rate sensitivity of the interest rate spread between the hedged assets (student loans) and liabilities (notes payable).

(c)           Fair value indicates an estimated amount the Company would receive
              (pay) if the contracts were cancelled or transferred to other parties.

       The Company accounts for derivative instruments under SFAS No. 133, which requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. As more fully described below, if certain criteria are met, derivative instruments are classified and accounted for by the Company as either fair value or cash flow hedges. If these criteria are not met, the derivative financial instruments are accounted for as trading.

       Fair Value Hedges

       At December 31, 2003, there were no outstanding derivative instruments accounted for as fair value hedges.

       Cash Flow Hedges

       Cash flow hedges are generally used by the Company to hedge the exposure of variability in cash flows of a forecasted debt issuance. This strategy is used primarily to minimize the exposure to volatility from future interest rate changes. Gains and losses on the effective portion of a qualifying hedge are accumulated in other comprehensive income (net of tax) and reclassified to current period earnings over the period which the stated hedged transactions impact earnings. Ineffectiveness is recorded immediately to earnings.

       In 2003, the Company accounted for one interest rate swap with a notional amount of $150 million that matures in September 2005 as a cash flow hedge. At December 31, 2003, the fair market value for this derivative was approximately $0.5 million. For the year ended December 31, 2003, the ineffectiveness arising from differences between the critical terms of this interest rate swap and the hedged debt obligation was not material to the consolidated financial statements. In addition, the deferred gains for this derivative accumulated in other comprehensive income that are expected to be reclassed to earnings during the next 12 months are not material to the consolidated financial statements.

       Trading Activities

       When instruments do not qualify as hedges under SFAS No. 133, they are accounted for as trading. All outstanding derivative instruments at December 31, 2003, with the exception noted previously, were accounted for as trading. In addition, the Company accounted for its twelve-month interest rate swap which expired in June 2002 as trading. The change in fair value of trading derivative instruments is recorded in the consolidated statements of income at each reporting date. This derivative market value adjustment was $(1.2) million, $(0.6) million and $(3.0)
       million  for  the  years  ended   December  31,  2003,   2002  and  2001,
       respectively.

(14)   Employee Benefit Plans

       (a)    401(k) Plans

              NELN has a 401(k) savings plan which covers substantially all of their employees. Employees may contribute up to 100% of their pre-tax salary, subject to IRS limitations. The Company made contributions to the plan of approximately $1.7 million, $1.4 million and $518,000 in the years ended December 31, 2003, 2002 and 2001,

                         NELNET, INC. AND SUBSIDIARIES
              respectively. Union Bank & Trust Company ("UB&T") serves as the trustee for the plan. NMS had a separate 401(k) savings plan in 2001. NMS made contributions to the plan of approximately $154,000 for 2001. GuaranTec also had a separate 401(k) savings plan in 2001. GuaranTec made contributions to the plan of approximately $65,000 for the period July 1, 2001 to December 31, 2001. Effective January 1, 2002, employees participating in the NMS and GuaranTec plans became eligible to participate in the NELN 401(k) plan.

              EFS maintained two retirement plans which covered substantially all employees. The first was a 401(k) savings plan and the second was a defined contribution pension plan, which is an employee stock ownership plan ("ESOP"). Upon acquisition by NELN, the ESOP sold its shares to NELN and distribution of the cash occurred in 2003. EFS made contributions to the plan of approximately $208,000 for the year ended December 31, 2002. Effective April 1, 2002, employees participating in the EFS 401(k) savings plan became eligible to participate in the NELN 401(k) plan.

       (b)    Employee Share Purchase Plan

              In 2003, the Company adopted an employee share purchase plan pursuant to which employees are entitled to purchase common stock. The employee share purchase plan is intended to enhance the Company's ability to attract and retain employees and to better enable such persons to participate in the Company's long-term success and growth.

              A total of 1,000,000 Class A common stock shares are reserved for issuance under the employee share purchase plan, subject to equitable adjustment by the compensation committee in the event of stock dividends, recapitalizations and other similar corporate events. All employees, other than those whose customary employment is 20 hours or less per week, who have been employed for at least six months, or another period determined by the Company's compensation committee not in excess of two years, will be eligible to purchase Class A common stock under the plan. As of December 31, 2003, no shares have been purchased by employees under this plan.

      (c)    Restricted Stock Plan

              In 2003, the Company adopted a restricted stock plan. The restricted stock plan is intended to provide incentives to attract, retain and motivate employees in order to achieve long-term growth and profitability objectives. The restricted stock plan provides for the grant to eligible employees of awards of restricted shares of Class A common stock. An aggregate of 1,000,000 shares of Class A common stock have been reserved for issuance under the restricted stock plan, subject to antidilution adjustments in the event of certain changes in capital structure. Shares of Class A common stock issued pursuant to the restricted stock plan will be either authorized but unissued shares or treasury shares. Unless earlier terminated, the restricted stock plan will expire on November 13, 2013, and no further awards may be granted there under after such date. As of December 31, 2003, no shares have been granted under the restricted stock plan.

       (d)    Book Value Stock Plan

              In March 2003, the Company issued 331,800 shares of Class A common stock at a formula price based on book value to employees of the Company. Each new shareholder was required to sign a shareholder agreement which restricts the sale, assignment, pledge or otherwise transfer of any interest in any of the shares of stock without obtaining the prior written consent of the holders of an aggregate of more than 50% of the Class A shareholders. The Company has the option to redeem the outstanding stock in the event of termination of employment, divorce or change in control at the formula price based on book value at the redemption date.

              The Company accounted for the stock issuance by applying the provisions of EITF 88-6, Book Value Stock Plans in an Initial Public Offering ("EITF 88-6"). Because the shareholder agreements did not provide any mechanism that converted the book value stock to market value stock upon completion of an initial public

                         NELNET, INC. AND SUBSIDIARIES
              offering ("IPO"), the Company accounted for the transaction as book value stock that remains book value stock. The book value stock issued in March 2003 was presumed to have been issued in contemplation of the IPO and, thus, was subject to variable-plan ("SAR") accounting for actual changes in the book value of those shares from the date of issuance in accordance with the provisions of EITF 88-6.

              Upon the consummation of the IPO, the shareholder agreements were terminated in accordance with an agreement entered into by all shareholders in August 2003. As a result, in the third quarter of 2003 the Company recognized a compensation charge of $5.2 million equal to the difference between the estimated initial public offering price (estimated fair value) of that number of shares and the total price paid by the employees.

       (e)    Director's Share-Based Compensation Plan

              In 2003, the Company adopted a share-based compensation plan for nonemployee directors pursuant to which nonemployee directors will have an election to receive their annual retainer fees in the form of cash or Class A common stock. Up to 100,000 shares may be issued under the plan, subject to antidilution adjustments in the event of certain changes in capital structure. If a nonemployee director elects to receive Class A common stock, the number of shares of Class A common stock that will be awarded will be equal to the amount of the annual retainer fee otherwise payable in cash divided by 85% of the fair market value of a share of Class A common stock on the date the fee is payable. Nonemployee directors who choose to receive Class A common stock may also elect to defer receipt of the Class A common stock until termination of their service on the board of directors. Any dividends paid in respect of deferred shares during the deferral period will also be deferred in the form of additional shares and paid out at termination from the board of directors. The plan may be amended or terminated by the board of directors at any time, but no amendment or termination will adversely affect a nonemployee director's rights with respect to previously deferred shares without the consent of the nonemployee director. As of December 31, 2003, no shares have been granted under the director's share-based compensation plan.

(15)   Commitments

       The Student  Lending  Subsidiaries  acquire  eligible  loans on a regular basis from lending institutions as part of their normal business operations. At December 31, 2003 and 2002, the Student Lending Subsidiaries and NELN were committed to purchase up to $287.4 million and $292.7 million, respectively, in student loans at current market rates upon the sellers' request under various agreements through September 30, 2004. Commitments to extend credit are agreements to lend to a borrower as long as there is no violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses.

       The Company is committed under noncancelable operating leases for office and warehouse space and equipment. Total rental expense incurred by the Company in the years ended December 31, 2003, 2002 and 2001, was $6.1 million, $6.9 million and $3.2 million, respectively. Minimum future rentals under noncancelable operating leases are shown below (dollars in thousands):

                        2004                    $ 4,950
                        2005                      4,437
                        2006                      3,550
                        2007                      2,680
                        2008                        693
                        2009 and thereafter         475
                                                -------
                                                $16,785
                                                =======

       The Company had shareholder agreements with the holders of the vast majority of its common stock. These shareholder agreements restricted the transfer of common stock through sale, pledge, encumbrance or other transfer by

                         NELNET, INC. AND SUBSIDIARIES
       the shareholder, without the written consent of the holders of a majority of the pre-recapitalization common stock. The Company had an option to redeem all or a portion of a shareholder's interest in the event that, among other things, the shareholder ceased to be an officer, director, or employee of the Company. The purchase price, if the Company elected to exercise its redemption option, was the book value of the shares being redeemed. The shareholder agreements terminated upon the consummation of the Company's initial public offering in accordance with an agreement entered into by all shareholders in August 2003.

(16)   Related Parties

       The Company serviced loans of a related bank of $544 million and $720 million at December 31, 2003 and 2002, respectively. Income earned by Nelnet from this loan servicing in the years ended December 31, 2003, 2002 and 2001 was $5.4 million, $5.5 million and $4.7 million, respectively. At December 31, 2003 and 2002, accounts receivable includes approximately $1.1 million and $371,000, respectively, from this bank for loan servicing.

       The Company incurred a consulting management fee for services provided by an entity that is a minority stockholder of the Company. The Company incurred management fee expenses of $1.73 million, $1.75 million and $1.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. This agreement terminated in 2003.

       The Company participates in the Short-Term Federal Investment Trust ("STFIT") of the Student Loan Trust Division of a related bank which is included in cash and cash equivalents held at a related party and restricted cash - due to loan program customers on the accompanying consolidated balance sheets. As of December 31, 2003 and 2002, the Company had approximately $71.1 million and $49.3 million, respectively, invested in the STFIT or deposited at this bank in operating accounts, of which approximately $60.9 million and $36.5 million, respectively, is cash collected for customers. The Company's participation in the STFIT had similar terms and investment yields as those prevailing for other nonaffiliated customers. Interest income earned by the Company on the amounts invested in the STFIT for the years ended December 31, 2003, 2002 and 2001 was $1.0 million, $1.7 million and $3.5 million, respectively.

       In 2001, the Company entered into an agreement with 5280 Solutions, Inc. ("5280"), an entity with 50% voting interest owned by NELN, to provide certain software development and technology support services. During the years ended December 31, 2003, 2002 and 2001, the Company incurred contract programming expenses of $4.7 million, $7.0 million and $11.8 million, respectively, for these services. At December 31, 2003 and 2002, $496,000 and $1.1 million, respectively, was payable to 5280 and is included in other liabilities in the accompanying consolidated balance sheets.

       In March 2002, the Company acquired a 50% ownership interest in FirstMark Services LLC ("FirstMark"). FirstMark agreed to provide subcontracting servicing functions on the Company's behalf with respect to private loan servicing. During the years ended December 31, 2003 and 2002, the Company paid FirstMark fees of approximately $5.5 million and $4.6 million, respectively. FirstMark owed the Company $565,000 and $700,000 at December 31, 2003 and 2002, respectively.

       During the years ended December 31, 2003, 2002 and 2001, the Student Lending Subsidiaries purchased student loans of $726 million, $378 million and $666 million, respectively, from a related bank. Premiums paid on these loans totaled approximately $9.5 million, $6.4 million and $8.6 million, respectively. The purchases from this bank were made on terms similar to those made with unrelated entities. During the years ended December 31, 2003, 2002 and 2001, this bank reimbursed the Company for approximately $1.0 million, $519,000 and $1.1 million, respectively, for student loan marketing services. During 2001, the Company also incurred $750,000 for software advisory, consulting services and management fees provided by this bank. The Company has sold to this bank, as trustee, participation interests with balances of approximately $223 million and $149 million as of December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, this bank reimbursed the Company approximately $458,000 and during the years ended December 31, 2002 and 2001, the Company reimbursed this bank approximately $219,000 and $538,000, respectively, for marketing services related to the Nebraska College Savings Plan.

                         NELNET, INC. AND SUBSIDIARIES

       During the year ended December 31, 2002, a related bank paid the Company marketing income of $2.3 million as a broker on a loan sale.

       In August 2001, the Company provided a guarantee of liabilities of a bank affiliated with the Company through certain common shareholders and a director in the amount of $10 million. The Company is paid a fee for this indemnification. The Company does not believe it is probable that the Company will be required to make payments on the guarantee. Thus, no liability has been accrued for a loss related to the Company's obligation under this guarantee arrangement.

       During the years ended December 31, 2003, 2002 and 2001, the Company paid UFS Securities $1.4 million, $1.4 million, and $0.5 million, respectively, for services related to financings. All payments were made before the acquisition of UFS Securities. These payments have been recorded as debt issuance costs and are included in other assets in the accompanying consolidated balance sheets.

       During the years ended December 31, 2002 and 2001, the Company incurred consulting fees of $1.65 million and $3 million, respectively, for services provided by a related party through common ownership in connection with eligible loan purchases. This agreement terminated in 2003. During the years ended December 31, 2003, 2002 and 2001, the Company incurred consulting fees of $1.8 million, $2.4 million and $2.3 million, respectively, for services provided by a significant shareholder. This agreement terminated in 2003. During 2001, NMS and GuaranTec had a service agreement with InTuition Services, Inc. (Services), an entity related through common shareholders prior to acquisition, whereby Services provided certain management and other operational support services for NMS and GuaranTec. Amounts paid by NMS and GuaranTec for such services, including certain occupancy related expenses allocated to NMS and GuaranTec, were $9.7 million in 2001. During 2002, Nelnet Corporate Services provided these operational support services.

       During 2001, NELN owned $10 million in preferred stock of a majority owned subsidiary of a significant shareholder. The preferred stock paid a 2% annual cumulative dividend. During 2002, NELN sold the preferred stock to Nelnet at carrying value. Nelnet transferred its ownership in the preferred stock to Infovisa and subsequently sold Infovisa to a significant shareholder at carrying value, which approximated fair value. The operating results of Infovisa were not significant to the consolidated financial statements.

                         NELNET, INC. AND SUBSIDIARIES

(17)   Condensed Parent Company Financial Statements

       The following represents the condensed balance sheets as of December 31, 2003 and 2002 and condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2003 for Nelnet, Inc.

       The Company is limited in the amount of funds that can be transferred to it by its subsidiaries through intercompany loans, advances or cash dividends. These limitations relate to the restrictions by trust indentures under the Student Lending Subsidiaries debt financing arrangements. The amounts of cash and investments restricted in the respective reserve accounts of the Student Lending Subsidiaries are shown on the consolidated balance sheets as restricted cash and investments.

                                         Balance Sheets
                                      (Parent Company Only)

                                                                      December 31
                                                                 ---------------------
                         Assets                                      2003         2002
                                                                 --------     --------
                                                                (Dollars in thousands)
Cash and cash equivalents                                        $157,723        1,137
Restricted cash - due to loan program customers                   141,841      132,375
Investment in subsidiaries                                        135,035       71,064
Accounts receivable                                                20,714       20,151
Other assets                                                       19,008       29,482
                                                                 --------     --------
                 Total assets                                    $474,321      254,209
                                                                 ========     ========
          Liabilities and Shareholders' Equity
Liabilities:
     Bonds and notes payable                                     $ 12,662           --
     Other liabilities                                             14,329       12,712
     Due to loan program customers                                141,841      132,375
                                                                 --------     --------
                 Total liabilities                                168,832      145,087
                                                                 --------     --------
Shareholders' equity:
     Common stock:
        Class A                                                       396          309
        Class B                                                       140          140
     Additional paid-in capital                                   206,831       52,714
     Retained earnings                                             97,885       55,959
     Accumulated other comprehensive income                           237           --
                                                                 --------     --------
                 Total shareholders' equity                       305,489      109,122
                                                                 --------     --------
                 Total liabilities and shareholders' equity      $474,321      254,209
                                                                 ========     ========

                              Statements of Income
                              (Parent Company Only)

                                                       Year Ended December 31
                                                 ----------------------------------
                                                   2003         2002         2001
                                                 --------     --------     --------
                                                        (Dollars in thousands)
Operating revenues                               $146,952      118,189       87,522
Operating expenses                                118,815      109,853       96,329
                                                 --------     --------     --------
                 Net operating income (loss)       28,137        8,336       (8,807)

Net interest income                                   740        1,515        2,121
Equity in earnings of subsidiaries                 12,076       42,137       11,056
Income tax expense (benefit)                       13,850        3,450       (2,777)
                                                 --------     --------     --------
                 Net income                      $ 27,103       48,538        7,147
                                                 ========     ========     ========

                         NELNET, INC. AND SUBSIDIARIES

                                    Statements of Cash Flows
                                      (Parent Company Only)

                                                                   Year Ended December 31
                                                           ---------------------------------------
                                                             2003           2002           2001
                                                           ---------      ---------      ---------
                                                        (Dollars in thousands)
Cash flows from operating activities:
     Net income                                            $  27,103         48,538          7,147
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                         870         10,635         17,973
           Noncash compensation expense                        5,166             --             --
           Equity in earnings of subsidiaries                (12,076)       (42,137)       (11,056)
           Decrease in accounts receivable                      (563)        (6,564)          (228)
           Decrease (increase) in other assets                10,277         (1,181)       (17,695)
           Increase (decrease) in other liabilities            1,617         (3,294)         2,382
                                                           ---------      ---------      ---------
                 Net cash provided by (used in)
                    operating activities                      32,394          5,997         (1,477)
                                                           ---------      ---------      ---------
Cash flows from investing activities:
     Cash received on sale of subsidiary                          --          6,051             --
     Acquisition of subsidiaries, net of cash acquired        (1,760)        (1,776)            --
     Purchase of preferred stock of affiliate                     --        (10,000)            --
     Capital contributions to subsidiary                     (50,571)            --             --
                                                           ---------      ---------      ---------
                 Net cash flows used in
                    investing activities                     (52,331)        (5,725)            --
                                                           ---------      ---------      ---------
Cash flows from financing activities:
     Proceeds from issuance of notes payable                  12,662             --             --
     Payments for redemption of common stock                    (643)            --             --
     Proceeds from issuance of common stock                  164,504             --          2,010
                                                           ---------      ---------      ---------
                 Net cash flows provided by
                    financing activities                     176,523             --          2,010
                                                           ---------      ---------      ---------
                 Net increase in cash and
                    cash equivalents                         156,586            272            533
Cash and cash equivalents, beginning of year                   1,137            865            332
                                                           ---------      ---------      ---------
Cash and cash equivalents, end of year                     $ 157,723          1,137            865
                                                           =========      =========      =========
Supplemental cash flow information:
     Cash paid for income tax                              $  21,635          6,677         13,709
                                                           =========      =========      =========
     Cash paid for interest                                $     124             --             --
                                                           =========      =========      =========

                         NELNET, INC. AND SUBSIDIARIES

(18)   Segment Reporting

       The Company is a vertically integrated education finance organization which has four operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), as follows: Asset Management, Student Loan Servicing, Guarantee Servicing and Servicing Software. The Asset Management and Student Loan Servicing operating segments meet the quantitative thresholds identified in SFAS No. 131 as reportable segments and therefore the related financial data is presented below. The Guarantee Servicing and Servicing Software operating segments do not meet the quantitative thresholds and therefore are included as other segments that do not meet the reportable segment criteria. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Costs excluded from segment net income primarily consist of unallocated corporate expenses, net of miscellaneous revenues. Thus, net income of the segments includes only the costs that are directly attributable to the operations of the individual segment.

       The Asset Management segment includes the acquisition, management and ownership of the student loan assets. Revenues are primarily generated from net interest income on the student loan assets. The Company generates student loan assets through direct origination or through acquisition of the loans from branding and forward purchase relationships. The student loan assets are held in a series of student lending subsidiaries designed specifically for this purpose.

       The Student Loan Servicing segment provides for the servicing of our own and third parties' student loan portfolios. The servicing activities include application processing, borrower updates, payment processing, claim processing and due diligence procedures. These activities are performed internally for our own portfolio in addition to generating fee revenue when performed for third-party clients.

       Substantially all of the Company's revenues are earned from customers in the United States and no single customer accounts for a significant amount of any reportable segment's revenues. Inter-segment revenues are charged by a segment to another segment that provides the product or service. The amount of inter-segment revenue is based on comparable fees charged in the market.

       Segment data is as follows:

                                          Asset       Student loan                        Total
                                       management      servicing         Other          segments
                                      -----------     -----------     -----------      -----------
                                                                (Dollars in thousands)
Year ended December 31, 2003:
    Net interest income               $   184,903             740              10          185,653
    Other income                               66          81,087          32,542          113,695
    Intersegment revenues                      --          65,596           2,708           68,304
                                      -----------     -----------     -----------      -----------
                Total revenue             184,969         147,423          35,260          367,652
    Provision for loan losses              11,475              --              --           11,475
    Depreciation and amortization           2,146             872           7,131           10,149
    Income tax expense (benefit)            8,657          13,850            (113)          22,394
    Net income                             46,975          15,027           2,617           64,619
    Total assets (at period end)      $11,497,693         339,286          23,918       11,860,897
                                      ===========     ===========     ===========      ===========

                         NELNET, INC. AND SUBSIDIARIES

                                        Asset       Student loan                       Total
                                      management     servicing         Other          segments
                                      ----------     ----------      ----------      ----------
                                                         (Dollars in thousands)
Year ended December 31, 2002:
    Net interest income               $  190,667          1,427              42         192,136
    Other income                           1,724         83,866          24,409         109,999
    Intersegment revenues                     --         55,217           1,553          56,770
                                      ----------     ----------      ----------      ----------
                Total revenue            192,391        140,510          26,004         358,905

    Provision for loan losses              5,587             --              --           5,587
    Depreciation and amortization          2,146         12,313           6,473          20,932
    Income tax expense (benefit)          24,988          3,094          (2,528)         25,554
    Net income (loss)                     63,909          9,128          (5,479)         67,558
    Total assets (at period end)      $9,552,699        192,921          29,211       9,774,831
                                      ==========     ==========      ==========      ==========
                                        Asset       Student loan                       Total
                                      management     servicing         Other          segments
                                      ----------     ----------      ----------      ----------
                                                         (Dollars in thousands)
Year ended December 31, 2002:
Year ended December 31, 2001:
    Net interest income               $  117,809          2,365              --         120,174
    Other income                             926         88,379           8,770          98,075
    Intersegment revenues                     --         29,948              --          29,948
                                      ----------     ----------      ----------      ----------
                Total revenue            118,735        120,692           8,770         248,197

    Provision for loan losses              3,925             --              --           3,925
    Depreciation and amortization          2,146         19,854             132          22,132
    Income tax expense (benefit)          14,751           (942)            224          14,033
    Net income (loss)                     29,837         (3,367)            996          27,466
    Total assets (at period end)      $7,913,099        127,283           5,766       8,046,148
                                      ==========     ==========      ==========      ==========

Reconciliation to the consolidated financial statements is as follows.

                                                      2003          2002           2001
                                                   ---------      ---------      ---------
                                                            (Dollars in thousands)
Total segment revenues                             $ 367,652        358,905        248,197
Elimination of intersegment revenues                 (68,304)       (56,770)       (29,948)
Corporate revenues, net                               (2,044)        14,573         (2,799)
Derivative market value adjustment                    (1,170)          (579)        (2,962)
                                                   ---------      ---------      ---------
                 Total consolidated revenues       $ 296,134        316,129        212,488
                                                   =========      =========      =========
Total net income of segments                       $  64,619         67,558         27,466
Corporate expenses, net                              (37,516)       (19,020)       (20,319)
                                                   ---------      ---------      ---------
                 Total consolidated net income     $  27,103         48,538          7,147
                                                   =========      =========      =========

                                                    2003               2002
                                                 ------------      ------------
                                                    (Dollars in thousands)
Total segment assets                             $ 11,860,897         9,774,831
Elimination of intercompany assets                    (30,140)          (96,727)
Assets of other operating activities                  100,752            88,479
                                                 ------------      ------------
                 Total consolidated assets $       11,931,509         9,766,583
                                                 ============      ============


       Net corporate revenues and expenses included in the above table relate to activities that are not related to the four identified operating segments. The net corporate revenues include investment earnings and nonrecurring revenue for marketing services. The net corporate expenses include expenses for marketing, capital markets and other unallocated support services, including income taxes. The net corporate revenues and expenses are not associated with an ongoing business activity as defined by SFAS No. 131 and, therefore, have not been included within the operating segments.

       The derivative market value adjustment is the change in the fair value of the Company's derivative instruments, as the majority of the Company's derivative instruments do not qualify for hedge accounting, as discussed in note 13 of the notes to consolidated financial statements. These derivative instruments are not included in the Company's operating
       segments  as  they  are  not  related  to  specific   segment  assets  or
       liabilities. These risk management agreements are part of corporate activities.

       The assets held at the corporate level are not identified with any of the operating segments. Accordingly, these assets are included in the reconciliation of segment assets to total assets. These assets consist primarily of cash, investments, fixed assets, income tax receivables and other deferred assets.

(19)   Quarterly Financial Information (Unaudited)

                                                                                2003
                                                        --------------------------------------------------
                                                          First        Second        Third         Fourth
                                                         quarter       quarter       quarter       quarter
                                                        --------      --------      --------      --------
                                                                    (Dollars in thousands)
Net interest income                                     $ 44,255        47,668        41,904        44,785
Less provision for loan losses                            (2,410)       (2,450)       (4,015)       (2,600)
                                                        --------      --------      --------      --------
Net interest income after provision for loan losses       41,845        45,218        37,889        42,185
Derivative market value adjustment                            --            --        (4,632)        3,462
Other income                                              28,709        29,052        30,697        30,234
Operating expenses                                       (55,464)      (60,103)      (63,260)      (59,543)
Income taxes                                              (5,621)       (5,841)       (1,827)       (6,006)
Minority interest in net earnings of subsidiary              109            --            --            --
                                                        --------      --------      --------      --------
Net income (loss)                                       $  9,578         8,326        (1,133)       10,332
                                                        ========      ========      ========      ========
Basic and diluted earnings (loss) per common share      $   0.21          0.19         (0.03)         0.22
                                                        ========      ========      ========      ========

       Certain unusual items occurred in 2003. In the second quarter of 2003, the Company had additional amortization and write-offs of debt issuance costs of $2.6 million as a result of refinancing certain debt transactions. In the third quarter of 2003, the Company recognized a non-cash stock compensation charge of $5.2 million equal to the difference between the product of the estimated initial public offering price and the number of shares issued in March 2003 and the total price paid by the employees. Additionally, in the third quarter of 2003, the Company paid $3.3 million as a result of certain related party contract terminations. In the fourth quarter of 2003, bonuses of $1.8 million related to the termination of employee contracts for IFA were expensed.

                                   APPENDIX A

                    THE FEDERAL FAMILY EDUCATION LOAN PROGRAM

The Federal Family Education Loan Program

    The Higher Education Act provides for a program of direct federal insurance for student loans as well as reinsurance of student loans guaranteed or insured by state agencies or private non-profit corporations.

    The Higher Education Act currently authorizes certain student loans to be covered under the Federal Family Education Loan Program ("FFELP" or "FFEL Program"). The 1998 Amendments to the Higher Education Act extended the authorization for the FFEL Program through September 30, 2004. Congress has extended similar authorization dates in prior versions of the Higher Education Act. However, the current authorization dates may not again be extended and the other provisions of the Higher Education Act may not be continued in their present form.

    Generally, a student is eligible for loans made under the FFEL Program only if he or she:

     o has been accepted for enrollment or is enrolled in good standing at an eligible institution of higher education;

     o is carrying or planning to carry at least one-half the normal full-time workload for the course of study the student is pursuing as determined by the institution;

     o has agreed to promptly notify the holder of the loan of any address change; and

     o    meets the applicable "needs" requirements.

    Eligible institutions include higher educational institutions and vocational schools that comply with specific federal regulations. Each loan is to be evidenced by an unsecured note.

    The Higher Education Act also establishes maximum interest rates for each of the various types of loans. These rates vary not only among loan types, but also within loan types depending upon when the loan was made or when the borrower first obtained a loan under the FFEL Program. The Higher Education Act allows lesser rates of interest to be charged.

    Regulations authorize the Department of Education (the "Department") to limit, suspend or terminate lenders' participation in the FFEL Program, as well as to impose civil penalties, if lenders violate certain program regulations. The regulations also authorize the Department to impose penalties on the servicer and/or limit, suspend or terminate the servicer's eligibility to contract to service FFELP loans if the servicer fails to meet standards of financial responsibility or administrative capability included in the regulations or violates certain other FFELP requirements. The Department conducts frequent on-site audits of our loan servicing activities. Guaranty agencies conduct similar audits on a regular basis. In addition, we engage independent third parties to conduct compliance reviews, as required by the Department, with respect to our own student loan portfolio and the portfolios of our third-party servicing clients.

Types of Loans

    Four types of loans are currently available under the FFEL Program:

     o    Stafford loans,

     o    Unsubsidized Stafford loans,

     o    PLUS loans, and

     o    Consolidation loans.

These loan types vary as to eligibility requirements, interest rates, repayment periods, loan limits and eligibility for interest subsidies and special allowance payments. Some of these loan types have had other names in the past. References to these various loan types include, where appropriate, their predecessors.

    The primary loan under the FFEL Program is the subsidized Stafford loan. Students who are not eligible for subsidized Stafford loans based on their economic circumstances may be able to obtain unsubsidized Stafford loans. Parents of students may be able to obtain PLUS loans. Consolidation loans are available to borrowers with existing loans made under the FFEL Program and other federal programs to consolidate repayment of the borrower's existing loans. Prior to July 1, 1994, the FFEL Program also offered SLS loans to graduate and professional students and independent undergraduate students and, under certain circumstances, dependent undergraduate students, to supplement their Stafford loans.

Subsidized Stafford Loans

    General. Subsidized Stafford loans are eligible for reinsurance under the Higher Education Act if the eligible student to whom the loan is made has been accepted or is enrolled in good standing at an eligible institution of higher education or vocational school and is carrying at least one-half the normal full-time workload at that institution. Subsidized Stafford loans have limits as to the maximum amount which may be borrowed for an academic year and in the aggregate for both undergraduate and graduate/professional study. Both aggregate limitations exclude loans made under the SLS and PLUS programs. The Secretary of Education has discretion to raise these limits to accommodate students undertaking specialized training requiring exceptionally high costs of education.

    Subsidized Stafford loans are generally made only to student borrowers who meet the needs tests provided in the Higher Education Act. Provisions addressing the implementation of needs analysis and the relationship between unmet need for financing and the availability of subsidized Stafford loan funding have been the subject of frequent and extensive amendment in recent years. Further amendment to such provisions may materially affect the availability of subsidized Stafford loan funding to borrowers or the availability of subsidized Stafford loans for secondary market acquisition.

    Interest rates for subsidized Stafford loans. For a Stafford loan made prior to July 1, 1994, the applicable interest rate for a borrower who, on the date the promissory note was signed, did not have an outstanding balance on a previous FFELP loan:

        (1) is 7% per annum for a loan covering a period of instruction beginning before January 1, 1981;

        (2) is 9% per annum for a loan covering a period of instruction beginning on or after January 1, 1981, but before September 13, 1983;

        (3) is 8% per annum for a loan covering a period of instruction beginning on or after September 13, 1983, but before July 1, 1988;

        (4) is 8% per annum for the period from the disbursement of the loan to the date which is four years after the loan enters repayment, for a loan made prior to October 1, 1992, covering a period of instruction beginning on or after July 1, 1988, and thereafter shall be adjusted annually, and for any 12-month period commencing on a July 1 shall be equal to the bond equivalent rate of 91-day U.S. Treasury bills auctioned at the final auction prior to the preceding June 1, plus 3.25% per annum (but not to exceed 10% per annum); or

        (5) for a loan made on or after October 1, 1992 shall be adjusted annually, and for any 12-month period commencing on a July 1 shall be equal to the bond equivalent rate of 91-day U.S. Treasury bills auctioned at the final auction prior to the preceding June 1, plus 3.1% per annum (but not to exceed 9% per annum).

    For a Stafford loan made prior to July 1, 1994, the applicable interest rate for a borrower who, on the date the promissory note evidencing the loan was signed, had an outstanding balance on a previous loan made insured or guaranteed under the FFEL Program:

        (6) for a loan made prior to July 23, 1992 is the applicable interest rate on the previous loan or, if the previous loan is not a Stafford loan, 8% per annum or

        (7) for a loan made on or after July 23, 1992 shall be adjusted annually, and for any twelve month period commencing on a July 1 shall be equal to the bond equivalent rate of 91-day U.S. Treasury bills auctioned at the final auction prior to the preceding June 1, plus 3.1% per annum but not to exceed:

    o 7% per annum in the case of a Stafford loan made to a borrower who has a loan described in clause (1) above;

    o     8% per annum in the case of:

          -- a Stafford loan made to a borrower who has a loan described in clause (3) above,

          -- a Stafford loan which has not been in repayment for four years and which was made to a borrower who has a loan described in clause
              (4) above,

          -- a Stafford loan for which the first disbursement was made prior to December 20, 1993 to a borrower whose previous loans do not include a Stafford loan or an unsubsidized Stafford loan;

    o 9% per annum in the case of a Stafford loan made to a borrower who has a loan described in clauses (2) or (5) above or a Stafford loan for which the first disbursement was made on or after December 20, 1993 to a borrower whose previous loans do not include a Stafford loan or an unsubsidized Stafford loan; and

    o 10% per annum in the case of a Stafford loan which has been in repayment for four years or more and which was made to a borrower who has a loan described in clause (4) above.

    The interest rate on all Stafford loans made on or after July 1, 1994 but prior to July 1, 1998, regardless of whether the borrower is a new borrower or a repeat borrower, is the rate described in clause (7) above, except that the interest rate shall not exceed 8.25% per annum. For any Stafford loan made on or after July 1, 1995, the interest rate is further reduced prior to the time the loan enters repayment and during any deferment periods. During deferment periods, the formula described in clause (7) above is applied, except that 2.5% is substituted for 3.1%, and the rate shall not exceed 8.25% per annum.

    For Stafford loans made on or after July 1, 1998 but before July 1, 2006, the applicable interest rate shall be adjusted annually, and for any twelve month period commencing on a July 1 shall be equal to the bond equivalent rate of 91-day U.S. Treasury bills auctioned at the final auction prior to the proceeding June 1, plus 1.7% per annum prior to the time the loan enters repayment and during any deferment periods, and 2.3% per annum during repayment, but not to exceed 8.25% per annum.

    For loans the first disbursement of which is made on or after July 1, 2006, the applicable interest rate will be 6.8%. There can be no assurance that the interest rate provisions for these loans will not be further amended.

Unsubsidized Stafford Loans

    General. Unsubsidized Stafford loans were created by Congress in 1992 for students who do not qualify for subsidized Stafford loans due to parental and/or student income and assets in excess of permitted amounts. These students are entitled to borrow the difference between the Stafford loan maximum and their subsidized Stafford eligibility. The general requirements for unsubsidized Stafford loans are essentially the same as those for subsidized Stafford loans. The interest rate, the annual loan limits and the special allowance payment provisions of the unsubsidized Stafford loans are the same as the subsidized Stafford loans. However, the terms of the unsubsidized Stafford loans differ materially from subsidized Stafford loans in that the federal government will not make interest subsidy payments and the loan limitations are determined without respect to the expected family contribution. The borrower will be required to either pay interest from the time the loan is disbursed or capitalize the interest until repayment begins. Unsubsidized Stafford loans were not available before October 1, 1992. A student meeting the general eligibility requirements for a loan under the FFEL Program is eligible for an unsubsidized Stafford loan without regard to need.

    Interest rates for unsubsidized Stafford loans. Unsubsidized Stafford loans are subject to the same interest rate provisions as subsidized Stafford loans.

PLUS Loans

    General. PLUS loans are made only to borrowers who are parents and, under certain circumstances, spouses of remarried parents, of dependent undergraduate students. For PLUS loans made on or after July 1, 1993, the parent borrower must not have an adverse credit history as determined pursuant to criteria established by the Department. The basic provisions applicable to PLUS loans are similar to those of subsidized Stafford loans with respect to the involvement of guaranty agencies and the Secretary of Education in providing federal reinsurance on the loans. However, PLUS loans differ significantly from subsidized Stafford loans, particularly because federal interest subsidy payments are not available under the PLUS loan program and special allowance payments are more restricted.

    Interest rates for PLUS loans. The applicable interest rate depends upon the date of issuance of the loan and the period of enrollment for which the loan is to apply. The applicable interest rate on a PLUS loan:

    o made on or after January 1, 1981, but before October 1, 1981, is 9% per annum;

    o made on or after October 1, 1981, but before November 1, 1982, is 14% per annum;

    o made on or after November 1, 1982, but before July 1, 1987, is 12% per annum;

    o made on or after July 1, 1987, but before October 1, 1992 shall be adjusted annually, and for any 12-month period beginning on July 1 shall be equal to the bond equivalent rate of 52-week U.S. Treasury bills auctioned at the final auction prior to the preceding June 1, plus 3.25% per annum (but not to exceed 12% per annum);

    o made on or after October 1, 1992, but before July 1, 1994, shall be adjusted annually, and for any 12-month period beginning on July 1 shall be equal to the bond equivalent rate of 52-week U.S. Treasury bills auctioned at the final auction prior to the preceding June 1, plus 3.1% per annum (but not to exceed 10% per annum);

    o made on or after July 1, 1994, but before July 1, 1998, is the same as that for a loan made on or after October 1, 1992, but before July 1, 1994, except that such rate shall not exceed 9% per annum;

    o made on or after July 1, 1998, but before July 1, 2006, shall be adjusted annually, and for any 12-month period beginning on July 1 shall be equal to the bond equivalent rate of 91-day U.S. Treasury bills auctioned at the final auction prior to the preceding June 1, plus 3.1% per annum (but not to exceed 9% per annum); or

    o the first disbursement of which is made on or after July 1, 2006 will be 7.9%.

    For any 12-month period beginning on July 1, 2001 or any succeeding year, the weekly average 1-year constant maturity Treasury yield, as published by the Board of Governors of the Federal Reserve System, for the last calendar week before such June 26, will be substituted for the 52-week Treasury bill as the index for interest rate calculations.

SLS loans

    General. SLS loans were limited to graduate or professional students, independent undergraduate students, and dependent undergraduate students, if the students' parents were unable to obtain a PLUS loan and were also unable to provide the students' expected family contribution. Except for dependent undergraduate students, eligibility for SLS loans was determined without regard to need. SLS loans are similar to subsidized Stafford loans with respect to the involvement of guaranty agencies and the Secretary of Education in providing federal reinsurance on the loans. However, SLS loans differ significantly from subsidized Stafford loans, particularly because federal interest subsidy payments are not available under the SLS loan program and special allowance payments are more restricted.

    Interest rates for SLS loans. The applicable interest rates on SLS loans made prior to October 1, 1992 are identical to the applicable interest rates on PLUS loans made at the same time. For SLS loans made on or after October 1, 1992, the applicable interest rate is the same as the applicable interest rate on PLUS loans, except that the ceiling is 11% per annum instead of 10% per annum.

Consolidation Loans

    General. The Higher Education Act authorizes a program under which certain borrowers may consolidate their various student loans into a single loan insured and reinsured on a basis similar to subsidized Stafford loans. Consolidation loans may be obtained in an amount sufficient to pay outstanding principal, unpaid interest and late charges on federally insured or reinsured student loans incurred under the FFEL Program, excluding PLUS loans made to "parent borrowers," selected by the borrower, as well as loans made pursuant to the Perkins (formally National Direct Student Loan) and Health Professional Student Loan Programs. To be eligible for a consolidation loan, a borrower must:

    o have outstanding indebtedness on student loans made under the FFEL Program and/or certain other federal student loan programs, and

    o     be in repayment status or in a grace period, or

    o be a defaulted borrower who has made arrangements to repay any defaulted loan satisfactory to the holder of the defaulted loan.

    If requested by the borrower, an eligible lender may consolidate SLS or PLUS loans of the same borrower held by the lender under a single repayment schedule. The repayment period for each included loan shall be based on the commencement of repayment of the most recent loan. The consolidated loan shall bear interest at a rate equal to the weighted average of the rates of the included loans. In addition, at the request of the borrower, a lender may refinance an existing fixed-rate SLS or PLUS loan, including a SLS or PLUS loan held by a different lender who has refused to refinance the loan, at a variable interest rate. In this case, proceeds of the new loan are used to discharge the original loan.

    A married couple who agree to be jointly liable on a consolidation loan, for which the application is received on or after January 1, 1993, may be treated as an individual for purposes of obtaining a consolidation loan. For consolidation loans disbursed prior to July 1, 1994 the borrower was required to have outstanding student loan indebtedness of at least $7,500. Prior to the adoption of the Higher

Education Technical Amendments Act of 1993, PLUS loans could not be included in the consolidation loan. For consolidation loans for which the applications were received prior to January 1, 1993, the minimum student loan indebtedness was $5,000 and the borrower could not be delinquent more than 90 days in the payment of such indebtedness. For applications received on or after January 1, 1993, borrowers may add additional loans to a consolidation loan during the 180-day period following the origination of the consolidation loan.

    Interest rates for consolidation loans. A consolidation loan made prior to July 1, 1994 bears interest at a rate equal to the weighted average of the interest rates on the loans retired, rounded to the nearest whole percent, but not less than 9% per annum. Except as described in the next sentence, a consolidation loan made on or after July 1, 1994 bears interest at a rate equal to the weighted average of the interest rates on the loans retired, rounded upward to the nearest whole percent, but with no minimum rate. For a consolidation loan for which the application is received by an eligible lender on or after November 13, 1997 and before October 1, 1998, the interest rate shall be adjusted annually, and for any twelve-month period commencing on a July 1 shall be equal to the bond equivalent rate of 91-day U.S. Treasury bills auctioned at the final auction prior to the preceding June 1, plus 3.1% per annum, but not to exceed 8.25% per annum. Notwithstanding these general interest rates, the portion, if any, of a consolidation loan that repaid a loan made under title VII, Sections 700-721 of the Public Health Services Act, as amended, has a different variable interest rate. Such portion is adjusted on July 1 of each year, but is the sum of the average of the T-Bill Rates auctioned for the quarter ending on the preceding June 30, plus 3.0%, without any cap on the interest rate. Consolidation loans made on or after October 1, 1998 and before July 1, 2006 will bear interest at a per annum rate equal to the lesser of 8.25% or the weighted average of the interest rates on the loans being consolidated, rounded to the nearest higher 1/8 of 1%. Consolidation loans for which the application is received on or after July 1, 2006, will bear interest also at a rate per annum equal to the lesser of 8.25% or the weighted average of the interest rates on the loans being consolidated, rounded to the nearest higher 1/8 of 1%. For a discussion of required payments that reduce the return on consolidation loans, see "Fees -- Rebate Fees on Consolidation Loans" in this Appendix.

Maximum Loan Amounts

    Each type of loan is subject to limits on the maximum principal amount, both with respect to a given year and in the aggregate. Consolidation loans are limited only by the amount of eligible loans to be consolidated. All of the loans are limited to the difference between the cost of attendance and the other aid available to the student. Stafford loans are also subject to limits based upon needs analysis. Additional limits are described below.

    Loan limits for Stafford and unsubsidized Stafford loans. Stafford and unsubsidized Stafford loans are generally treated as one loan type for loan limit purposes. A student who has not successfully completed the first year of a program of undergraduate education may borrow up to $2,625 in an academic year. A student who has successfully completed the first year, but who has not successfully completed the second year may borrow up to $3,500 per academic year. An undergraduate student who has successfully completed the first and second year, but who has not successfully completed the remainder of a program of undergraduate education, may borrow up to $5,500 per academic year. For students enrolled in programs of less than an academic year in length, the limits are generally reduced in proportion to the amount by which the programs are less than one year in length. A graduate or professional student may borrow up to $8,500 in an academic year. The maximum aggregate amount of Stafford and unsubsidized Stafford loans, including that portion of a consolidation loan used to repay such loans, which an undergraduate student may have outstanding is $23,000. The maximum aggregate amount for a graduate and professional student, including loans for undergraduate education, is $65,500. The Secretary of Education is authorized to increase the limits applicable to graduate and professional students who are pursuing programs which the Secretary of Education determines to be exceptionally expensive.

    Prior to the enactment of the Higher Education Amendments of 1992, an undergraduate student who had not successfully completed the first and second year of a program of undergraduate education could borrow Stafford loans in amounts up to $2,625 in an academic year. An undergraduate student who had successfully completed the first and second year, but who had not successfully completed the remainder of a program of undergraduate education could borrow up to $4,000 per academic year. The maximum for graduate and professional students was $7,500 per academic year. The maximum aggregate amount of Stafford loans which a borrower could have outstanding, including that portion of a consolidation loan used to repay such loans, was $17,250. The maximum aggregate amount for a graduate or professional student, including loans for undergraduate education, was $54,750. Prior to the 1986 changes, the annual limits were generally lower.

    Loan limits for PLUS loans. For PLUS loans made on or after July 1, 1993, the amounts of PLUS loans are limited only by the student's unmet need. Prior to that time PLUS loans were subject to limits similar to those of SLS loans applied with respect to each student on behalf of whom the parent borrowed.

    Loan limits for SLS loans. A student who had not successfully completed the first and second year of a program of undergraduate education could borrow a SLS loan in an amount of up to $4,000. A student who had successfully completed the first and second year, but who had not successfully completed the remainder of a program of undergraduate education could borrow up to $5,000 per year. Graduate and professional students could borrow up to $10,000 per year. SLS loans were
subject  to  an  aggregate   maximum  of

$23,000 ($73,000 for graduate and professional students). Prior to the 1992 changes, SLS loans were available in amounts of $4,000 per academic year, up to a $20,000 aggregate maximum. Prior to the 1986 changes, a graduate or professional student could borrow $3,000 of SLS loans per academic year, up to a $15,000 maximum, and an independent undergraduate student could borrow $2,500 of SLS loans per academic year minus the amount of all other FFELP loans to such student for such academic year, up to the maximum amount of all FFELP loans to that student of $12,500. In 1989, the amount of SLS loans for students enrolled in programs of less than an academic year in length were limited in a manner similar to the limits described above under "Subsidized Stafford Loans."

Disbursement Requirements

    The Higher Education Act now requires that virtually all Stafford loans and PLUS loans be disbursed by eligible lenders in at least two separate installments. The proceeds of a loan made to any undergraduate first-year student borrowing for the first time under the program must be delivered to the student no earlier than thirty days after the enrollment period begins.

Repayment

    Repayment periods. Loans made under FFEL Program, other than consolidation loans, must provide for repayment of principal in periodic installments over a period of not less than five nor more than ten years. After the 1998 Amendments, lenders are required to offer extended repayment schedules to new borrowers who accumulate outstanding loans of more than $30,000, in which case the repayment period may extend up to 25 years subject to certain minimum repayment amounts. A consolidation loan must be repaid during a period agreed to by the borrower and lender, subject to maximum repayment periods which vary depending upon the principal amount of the borrower's outstanding student loans, but may not be longer than 30 years. For consolidation loans for which the application was received prior to January 1, 1993, the repayment period could not exceed 25 years. Repayment of principal on a Stafford loan does not commence while a student remains a qualified student, but generally begins upon expiration of the applicable grace period. Grace periods may be waived by borrowers. For Stafford loans for which the applicable rate of interest is 7% per annum, the repayment period commences not more than twelve months after the borrower ceases to pursue at least a half-time course of study. For other Stafford loans and unsubsidized Stafford loans, the repayment period commences not more than six months after the borrower ceases to pursue at least a half-time course of study. The six month or 12 month periods are the "grace periods."

    In the case of SLS, PLUS and consolidation loans, the repayment period commences on the date of final disbursement of the loan, except that the borrower of a SLS loan who also has a Stafford loan may defer repayment of the SLS loan to coincide with the commencement of repayment of the Stafford or unsubsidized Stafford loan. During periods in which repayment of principal is required, payments of principal and interest must in general be made at a rate of not less than the greater of $600 per year or the interest that accrues during the year, except that a borrower and lender may agree to a lesser rate at any time before or during the repayment period. A borrower may agree, with concurrence of the lender, to repay the loan in less than five years with the right subsequently to extend his minimum repayment period to five years. Borrowers may accelerate, without penalty, the repayment of all or any part of the loan.

    Income-sensitive repayment schedules. Since 1992, lenders of consolidation loans have been required to establish graduated or income-sensitive repayment schedules and lenders of Stafford and SLS loans have been required to offer borrowers the option of repaying in accordance with graduated or income-sensitive repayment schedules. A trust may implement graduated repayment schedules and income-sensitive repayment schedules. Use of income-sensitive repayment schedules may extend the ten-year maximum term for up to five years. In addition, if the repayment schedule on a loan that has been converted to a variable interest rate does not provide for adjustments to the amount of the monthly installment payments, the ten-year maximum term may be extended for up to three years.

    Deferment periods. No principal repayments need be made during certain periods of deferment prescribed by the Higher Education Act. For loans to a borrower who first obtained a loan which was disbursed before July 1, 1993, deferments are available:

    o during a period not exceeding three years while the borrower is a member of the Armed Forces, an officer in the Commissioned Corps of the Public Health Service or, with respect to a borrower who first obtained a student loan disbursed on or after July 1, 1987, or a student loan to cover the cost of instruction for a period of enrollment beginning on or after July 1, 1987, an active duty member of the National Oceanic and Atmospheric Administration Corps;

    o during a period not in excess of three years while the borrower is a volunteer under the Peace Corps Act;

    o during a period not in excess of three years while the borrower is a full-time volunteer under the Domestic Volunteer Act of 1973;

    o during a period not exceeding three years while the borrower is in service, comparable to the service described above as a full-time volunteer for an organization which is exempt from taxation under
          Section 501(c)(3) of the Code;

    o during a period not exceeding two years while the borrower is serving an internship necessary to receive professional recognition required to begin professional practice or service, or a qualified internship or residency program;

    o during a period not exceeding three years while the borrower is temporarily totally disabled, as established by sworn affidavit of a qualified physician, or while the borrower is unable to secure employment by reason of the care required by a dependent who is so disabled;

    o during a period not to exceed twenty-four months while the borrower is seeking and unable to find full-time employment;

    o during any period that the borrower is pursuing a full-time course of study at an eligible institution (or, with respect to a borrower who first obtained a student loan disbursed on or after July 1, 1987, or a student loan to cover the cost of instruction for a period of enrollment beginning on or after July 1, 1987, is pursuing at least a half-time course of study for which the borrower has obtained a loan under the FFEL Program), or is pursuing a course of study pursuant to a graduate fellowship program or a rehabilitation training program for disabled individuals approved by the Secretary of Education;

    o during a period, not in excess of 6 months, while the borrower is on parental leave; and

    o only with respect to a borrower who first obtained a student loan disbursed on or after July 1, 1987, or a student loan to cover the cost of instruction for a period of enrollment beginning on or after July 1, 1987, during a period not in excess of three years while the borrower is a full-time teacher in a public or nonprofit private elementary or secondary school in a "teacher shortage area" (as prescribed by the Secretary of Education), and during a period not in excess of 12 months for mothers, with preschool age children, who are entering or re-entering the work force and who are compensated at a rate not exceeding $1 per hour in excess of the federal minimum wage.

    For loans to a borrower who first obtains a loan on or after July 1, 1993, deferments are available:

    o during any period that the borrower is pursuing at least a half-time courseof study at an eligible institution or a course of study pursuant to a graduate fellowship program or rehabilitation training program approved by the Secretary of Education;

    o during a period not exceeding three years while the borrower is seeking and unable to find full-time employment; and

    o during a period not in excess of three years for any reason which the lender determines, in accordance with regulations under the Higher Education Act, has caused or will cause the borrower economic hardship. Economic hardship includes working full time and earning an amount not in excess of the greater of the minimum wage or the poverty line for a family of two. Additional categories of economic hardship are based on the relationship between a borrower's educational debt burden and his or her income.

    Prior to the 1992 changes, only certain of the deferment periods described above were available to PLUS loan borrowers, and only certain deferment periods were available to consolidation loan borrowers. Prior to the 1986 changes, PLUS loan borrowers were not entitled to certain deferment periods. Deferment periods extend the ten-year maximum term.

    Forbearance period. The Higher Education Act also provides for periods of forbearance during which the borrower, in case of temporary financial hardship, may defer any payments. A borrower is entitled to forbearance for a period not to exceed three years while the borrower's debt burden under Title IV of the Higher Education Act (which includes the FFEL Program) equals or exceeds 20% of the borrower's gross income, and also is entitled to forbearance while he or she is serving in a qualifying medical or dental internship program or in a "national service position" under the National and Community Service Trust Act of 1993. In addition, mandatory administrative forbearances are provided in exceptional circumstances such as a local or national emergency or military mobilization, or when the geographical area in which the borrower or endorser resides has been designated a disaster area by the President of the United States or Mexico, the Prime Minister of Canada, or by the governor of a state. In other circumstances, forbearance is at the lender's option. Forbearance also extends the ten-year maximum term.

    Interest payments during grace, deferment and forbearance periods. The Secretary of Education makes interest payments on behalf of the borrower of certain eligible loans while the borrower is in school and during grace and deferment periods. Interest that accrues during forbearance periods and, if the loan is not eligible for interest subsidy payments, while the borrower is in school and during the grace and deferment periods, may be paid monthly or quarterly or capitalized not more frequently than quarterly.

Fees

    Guarantee fee. A guaranty agency is authorized to charge a premium, or guarantee fee, of up to 1% of the principal amount of the loan, which must be deducted proportionately from each installment payment of the proceeds of the loan to the borrower. Guarantee fees may not currently be charged to borrowers of consolidation loans. However, borrowers may be charged an insurance fee to cover the costs of increased or extended liability with respect to consolidation loans. For loans made prior to July 1, 1994, the maximum guarantee fee was 3% of the principal amount of the loan, but no such guarantee fee was authorized to be charged with respect to unsubsidized Stafford loans.

    Origination fee. An eligible lender is authorized to charge the borrower of a Stafford loan, an unsubsidized Stafford loan or PLUS loan an origination fee in an amount not to exceed 5% of the principal amount of the loan, and is required to charge the borrower of an unsubsidized Stafford loan or a PLUS loan an origination fee in the amount of 3% of the principal amount of the loan. These fees must be deducted proportionately from each installment payment of the loan proceeds prior to payment to the borrower. These fees are not retained by the lender, but must be passed on to the Secretary of Education.

    Lender origination fee. The lender of any loan under the FFEL Program made on or after October 1, 1993 is required to pay to the Secretary of Education a fee equal to 0.5% of the principal amount of such loan.

    Rebate fee on Consolidation Loans. The holder of any consolidation loan made on or after October 1, 1993 is required to pay to the Secretary of Education a monthly fee equal to .0875% (1.05% per annum) of the principal amount of, and accrued interest on the consolidation loan. For loans made pursuant to applications received on or after October 1, 1998, and on or before January 31, 1999 the fee on consolidation loans of 1.05% is reduced to 0.62%.

Interest Subsidy Payments

    Interest subsidy payments are interest payments paid with respect to an eligible loan before the time that the loan enters repayment and during grace and deferment periods. The Secretary of Education and the guaranty agencies enter into interest subsidy agreements whereby the Secretary of Education agrees to pay interest subsidy payments to the holders of eligible guaranteed loans for the benefit of students meeting certain requirements, subject to the holders' compliance with all requirements of the Higher Education Act. Only Stafford loans and consolidation loans for which the application was received on or after January 1, 1993, are eligible for interest subsidy payments. Consolidation loans made after August 10, 1993 are eligible for interest subsidy payments only if all loans consolidated thereby are Stafford loans, except that consolidation loans for which the application is received by an eligible lender on or after November 13, 1997 and before October 1, 1998, are eligible for interest subsidy payments on that portion of the Consolidation loan that repays Stafford loans or similar subsidized loans made under the direct loan program. In addition, to be eligible for interest subsidy payments, guaranteed loans must be made by an eligible lender under the applicable guaranty agency's guarantee program, and must meet requirements prescribed by the rules and regulations promulgated under the Higher Education Act.

    The Secretary of Education makes interest subsidy payments quarterly on behalf of the borrower to the holder of a guaranteed loan in a total amount equal to the interest which accrues on the unpaid principal amount prior to the commencement of the repayment period of the loan or during any deferment period. A borrower may elect to forego interest subsidy payments, in which case the borrower is required to make interest payments.

Special Allowance Payments

    The Higher Education Act provides for special allowance payments to be made by the Secretary of Education to eligible lenders. The rates for special allowance payments are based on formulas that differ according to the type of loan, the date the loan was originally made or insured and the type of funds used to finance the loan (taxable or tax-exempt).

    Subsidized and unsubsidized Stafford loans. The effective formulas for special allowance payment rates for Stafford and unsubsidized Stafford loans are summarized in the following chart. The T-Bill Rate mentioned in the chart refers to the average of the bond equivalent yield of the 91-day Treasury bills auctioned during the preceding quarter.

            Date of Loans                                  Annualized SAP Rate
-----------------------------------    ----------------------------------------------------
On or after October 1, 1981........    T-Bill Rate less Applicable Interest Rate + 3.5%
On or after November 16, 1986......    T-Bill Rate less Applicable Interest Rate + 3.25%
On or after October 1, 1992........    T-Bill Rate less Applicable Interest Rate + 3.1%
On or after July 1, 1995...........    T-Bill Rate less Applicable Interest Rate + 3.1%(1)
On or after July 1, 1998...........    T-Bill Rate less Applicable Interest Rate + 2.8%(2)
On or after January 1, 2000 and
  before July 1, 2003..............    3 Month Commercial Paper Rate less
                                       Applicable(3) Interest Rate + 2.34%

------------

(1) Substitute 2.5% in this formula while loans are in-school, grace or deferment status.

(2) Substitute 2.2% in this formula while such loans are in-school, grace or deferment status.

(3) Substitute 1.74% in this formula while such loans are in-school, grace or deferment status.

    Federal PLUS, SLS and consolidation loans. The formula for special allowance payments on PLUS, SLS and Consolidation loans are as follows:

            Date of Loans                          Annualized SAP Rate
 --------------------------------  ---------------------------------------------
  On or after October 1, 1992....  T-Bill Rate less Applicable Interest Rate +
                                   3.1%
  On or after January 1, 2000....  3 Month Commercial Paper Rate less Applicable
                                   Interest Rate + 2.64%

    For PLUS and SLS loans which bear interest at rates adjusted annually, special allowance payments are made only in years during which the interest rate ceiling on such loans operates to reduce the rate that would otherwise apply based upon the applicable formula. See "Interest rates for PLUS loans" and "Interest rates for SLS loans" in this Appendix. Special allowance payments are paid with respect to PLUS loans made on or after October 1, 1992 only if the rate that would otherwise apply exceeds 10% per annum. For PLUS loans made after July 1, 1998 and before July 1, 2006, special allowance is paid only if the sum of the 91-day Treasury bill rate determined at an auction held on June 1 of each year plus 3.1% exceeds 9.0%. For PLUS loans first disbursed on or after July 1, 2006, special allowance is paid for such loans in any 12-month period beginning on July 1 and ending on June 30 only if the sum of the average of the bond equivalent rates of the quotes of the 3-month commercial paper rate for the last calendar week ending on or before such July 1 plus 2.64% exceeds 9.0%. The portion, if any, of a consolidation loan that repaid a loan made under Title
VII, Sections 700-721 of the Public Health Services Act, as amended, is ineligible for special allowance payments.

    Special allowance payments for loans financed by tax-exempt bonds. The effective formulas for special allowance payment rates for Stafford Loans and unsubsidized Stafford Loans differ depending on whether loans to borrowers were acquired or originated with the proceeds of tax-exempt obligations. The formula for special allowance payments for loans financed with the proceeds of tax-exempt obligations originally prior to October 1, 1993 is:

                T Bill Rate less Applicable Interest Rate + 3.5%
                ------------------------------------------------
                                        2

provided that the special allowance applicable to the loans may not be less than 9 1/2% less the Applicable Interest Rate. Loans acquired with the proceeds of tax-exempt obligations originally issued after October 1, 1993 receive special allowance payments made on other loans.

    Adjustments to special allowance payments. Special allowance payments and interest subsidy payments are reduced by the amount which the lender is authorized or required to charge as an origination fee. In addition, the amount of the lender origination fee is collected by offset to special allowance payments and interest subsidy payments. The Higher Education Act provides that if special allowance payments or interest subsidy payments have not been made within 30 days after the Secretary of Education receives an accurate, timely and complete request therefore, the special allowance payable to such holder shall be increased by an amount equal to the daily interest accruing on the special allowance and interest subsidy payments due the holder.

Description of the Guaranty Agencies

    The following discussion relates to guaranty agencies under the FFELP.

    A guaranty agency guarantees loans made to students or parents of students by lending institutions such as banks, credit unions, savings and loan associations, certain schools, pension funds and insurance companies. A guaranty agency generally purchases defaulted student loans which it has guaranteed with its reserve fund. A lender may submit a default claim to the guaranty agency after the student loan has been delinquent for at least 270 days. The default claim package must include all information and documentation required under the FFELP regulations and the guaranty agency's policies and procedures.

    In general, a guaranty agency's reserve fund has been funded principally by administrative cost allowances paid by the Secretary of Education, guarantee fees paid by lenders, investment income on moneys in the reserve fund, and a portion of the moneys collected from borrowers on guaranteed loans that have been reimbursed by the Secretary of Education to cover the guaranty agency's administrative expenses.

    Various changes to the Higher Education Act have adversely affected the receipt of revenues by the guaranty agencies and their ability to maintain their reserve funds at previous levels, and may adversely affect their ability to meet their guarantee obligations. These changes include:

    o the reduction in reinsurance payments from the Secretary of Education because of reduced reimbursement percentages;

    o the reduction in maximum permitted guarantee fees from 3% to 1% for loans made on or after July 1, 1994;

    o the replacement of the administrative cost allowance with a student loan processing and issuance fee equal to 65 basis points (40 basis points for loans made on or after October 1, 1993) paid at the time a loan is guaranteed, and an account maintenance fee of 12 basis points (10 basis points for fiscal years 2001-2003) paid annually on outstanding guaranteed student loans;

    o the reduction in supplemental preclaims assistance payments from the Secretary of Education; and

    o the reduction in retention by a guaranty agency of collections on defaulted loans from 27% to 24% (23% beginning on October 1, 2003).

    Additionally, the adequacy of a guaranty agency's reserve fund to meet its guarantee obligations with respect to existing student loans depends, in significant part, on its ability to collect revenues generated by new loan guarantees. The Federal Direct Student Loan Program discussed below may adversely affect the volume of new loan guarantees. Future legislation may make additional changes to the Higher Education Act that would significantly affect the revenues received by guaranty agencies and the structure of the guaranty agency program.

    The Higher Education Act gives the Secretary of Education various oversight powers over guaranty agencies. These include requiring a guaranty agency to maintain its reserve fund at a certain required level and taking various actions relating to a guaranty agency if its administrative and financial condition jeopardizes its ability to meet its obligations. These actions include, among others, providing advances to the guaranty agency, terminating the guaranty agency's federal reimbursement contracts, assuming responsibility for all functions of the guaranty agency, and transferring the guaranty agency's guarantees to another guaranty agency or assuming such guarantees. The Higher Education Act provides that a guaranty agency's reserve fund shall be considered to be the property of the United States to be used in the operation of the FFEL Program or the FDL Program, and, under certain circumstances, the Secretary of Education may demand payment of amounts in the reserve fund.

    The 1998 Amendments mandate the recall of guaranty agency reserve funds by the Secretary of Education amounting to $85 million in fiscal year 2002, $82.5 million in fiscal year 2006, and $82.5 million in fiscal year 2007. However, certain minimum reserve levels are protected from recall, and under the 1998 Amendments, guaranty agency reserve funds were restructured to provide guaranty agencies with additional flexibility in choosing how to spend certain funds they receive. The new recall of reserves for guaranty agencies increases the risk that resources available to guaranty agencies to meet their guarantee obligation will be significantly reduced. Relevant federal laws, including the Higher Education Act, may be further changed in a manner that may adversely affect the ability of a guaranty agency to meet its guarantee obligations.

    Student loans originated prior to October 1, 1993 are fully guaranteed as to principal and accrued interest. Student loans originated after October 1, 1993 are guaranteed as to 98% of principal and accrued interest.

    Under the Higher Education Act, if the Department has determined that a guaranty agency is unable to meet its insurance obligations, the holders of loans guaranteed by such guaranty agency must submit claims directly to the Department, and the Department is required to pay the full guarantee payment due with respect thereto in accordance with guarantee claims processing standards no more stringent than those applied by the guaranty agency.

    There are no assurances as to the Secretary of Education's actions if a guaranty agency encounters administrative or financial difficulties or that the Secretary of Education will not demand that a guaranty agency transfer additional portions or all of its reserve fund to the Secretary of Education.

Federal Agreements

    General. A guaranty agency's right to receive federal reimbursements for various guarantee claims paid by such guaranty agency is governed by the Higher Education Act and various contracts entered into between guaranty agencies and the Secretary of Education. Each guaranty agency and the Secretary of Education have entered into federal reimbursement contracts pursuant to the Higher Education Act, which provide for the guaranty agency to receive reimbursement of a percentage of insurance payments that the guaranty agency makes to eligible lenders with respect to loans guaranteed by the guaranty agency prior to the termination of the federal reimbursement contracts or the expiration of the authority of the Higher Education Act. The federal reimbursement contracts provide for termination under certain circumstances and also provide for certain actions short of termination by the Secretary of Education to protect the federal interest.

    In addition to guarantee benefits, qualified student loans acquired under the FFEL Program benefit from certain federal subsidies. Each guaranty agency and the Secretary of Education have entered into an Interest Subsidy Agreement under the Higher Education Act which entitles the holders of eligible loans guaranteed by the guaranty agency to receive interest subsidy payments from the Secretary of Education on behalf of certain students while the student is in school, during a six to twelve month grace period after the student leaves school, and during certain deferment periods, subject to the holders' compliance with all requirements of the Higher Education Act.

    United States Courts of Appeals have held that the federal government, through subsequent legislation, has the right unilaterally to amend the contracts between the Secretary of Education and the guaranty agencies described herein. Amendments to the Higher Education Act in 1986, 1987, 1992, 1993, and 1998, respectively:

    o abrogated certain rights of guaranty agencies under contracts with the Secretary of Education relating to the repayment of certain advances from the Secretary of Education,

    o authorized the Secretary of Education to withhold reimbursement payments otherwise due to certain guaranty agencies until specified amounts of such guaranty agencies' reserves had been eliminated,

    o added new reserve level requirements for guaranty agencies and authorized the Secretary of Education to terminate the Federal
          Reimbursement Contracts under circumstances that did not previously warrant such termination,

    o expanded the Secretary of Education's authority to terminate such contracts and to seize guaranty agencies' reserves, and

    o     mandated the additional recall of guaranty agency reserve funds.

Federal Insurance and Reimbursement of Guaranty Agencies

    Effect of annual claims rate. With respect to loans made prior to October 1, 1993, the Secretary of Education currently agrees to reimburse the guaranty agency for up to 100% of the amounts paid on claims made by lenders, as discussed in the formula described below, so long as the eligible lender has properly serviced such loan. The amount of reimbursement is lower for loans originated after October 1, 1993, as described below. Depending on the claims rate experience of a guaranty agency, such reimbursement may be reduced as discussed in the formula described below. The Secretary of Education also agrees to repay 100% of the unpaid principal plus applicable accrued interest expended by a guaranty agency in discharging its guarantee obligation as a result of the bankruptcy, death, or total and permanent disability of a borrower, or in the case of a PLUS loan, the death of the student on behalf of whom the loan was borrowed, or in certain circumstances, as a result of school closures, which reimbursements are not to be included in the calculations of the guaranty agency's claims rate experience for the purpose of federal reimbursement under the Federal Reimbursement Contracts.

    The formula used for loans initially disbursed prior to October 1, 1993 is summarized below:

           Claims Rate                 Federal Payment
         ----------------    --------------------------------------
         0% up to 5%.....    100%
         5% up to 9%.....    100% of claims up to 5%; 90% of
                             claims 5% and over
         9% and over.....    100% of claims up to 5%; 90% of
                             claims 5% and over, up to 9%; 80% of
                             claims 9% and over

    The claims experience is not accumulated from year to year, but is determined solely on the basis of claims in any one federal fiscal year compared with the original principal amount of loans in repayment at the beginning of that year.

    The 1993 Amendments reduce the reimbursement amounts described above, effective for loans initially disbursed on or after October 1, 1993 as follows:
100% reimbursement is reduced to 98%, 90% reimbursement is reduced to 88%, and 80% reimbursement is reduced to 78%, subject to certain limited exceptions. The 1998 Amendments further reduce the federal reimbursement amounts from 98% to 95%, 88% to 85%, and 78% to 75% respectively, for student loans first disbursed on or after October 1, 1998.

    The reduced reinsurance for federal guaranty agencies increases the risk that resources available to guaranty agencies to meet their guarantee obligation will be significantly reduced.

    Reimbursement. The original principal amount of loans guaranteed by a guaranty agency which are in repayment for purposes of computing reimbursement payments to a guaranty agency means the original principal amount of all loans guaranteed by a guaranty agency less:

    o the original principal amount of such loans that have been fully repaid, and

    o the original amount of such loans for which the first principal installment payment has not become due.

Guaranty agencies with default rates below 5% are required to pay the Secretary of Education annual fees equivalent to 0.51% of new loans guaranteed, while all other such agencies must pay a 0.5% fee. The Secretary of Education may withhold reimbursement payments if a guaranty agency makes a material misrepresentation or fails to comply with the terms of its agreements with the Secretary of Education or applicable federal law.

    Under the guarantee agreements, if a payment on a FFELP loan guaranteed by a guaranty agency is received after reimbursement by the Secretary of Education, the guaranty agency is entitled to receive an equitable share of the payment.

    Any originator of any student loan guaranteed by a guaranty agency is required to discount from the proceeds of the loan at the time of disbursement, and pay to the guaranty agency, an insurance premium which may not exceed that permitted under the Higher Education Act.

    Under present practice, after the Secretary of Education reimburses a guaranty agency for a default claim paid on a guaranteed loan, the guaranty agency continues to seek repayment from the borrower. The guaranty agency returns to the Secretary of Education payments that it receives from a borrower after deducting and retaining: a percentage amount equal to the complement of the reimbursement percentage in effect at the time the loan was reimbursed, and an amount equal to 24% of such payments for certain administrative costs. The Secretary of Education may, however, require the assignment to the Secretary of defaulted guaranteed loans, in which event no further collections activity need be undertaken by the guaranty agency, and no amount of any recoveries shall be paid to the guaranty agency.

    A guaranty agency may enter into an addendum to its Interest Subsidy Agreement that allows the guaranty agency to refer to the Secretary of Education certain defaulted guaranteed loans. Such loans are then reported to the IRS to "offset" any tax refunds which may be due any defaulted borrower. To the extent that the guaranty agency has originally received less than 100% reimbursement from the Secretary of Education with respect to such a referred loan, the guaranty agency will not recover any amounts subsequently collected by the federal government which are attributable to that portion of the defaulted loan for which the guaranty agency has not been reimbursed.

    Rehabilitation of defaulted loans. Under the Higher Education Act, the Secretary of Education is authorized to enter into an agreement with a guaranty agency pursuant to which the guaranty agency shall sell defaulted loans that are eligible for rehabilitation to an eligible lender. The guaranty agency shall repay the Secretary of Education an amount equal to 81.5% of the then current principal balance of such loan, multiplied by the reimbursement percentage in effect at the time the loan was reimbursed. The amount of such repayment shall be deducted from the amount of federal reimbursement payments for the fiscal year in which such repayment occurs, for purposes of determining the reimbursement rate for that fiscal year.

    For a loan to be eligible for rehabilitation, the guaranty agency must have received consecutive payments for 12 months of amounts owed on such loan. Upon rehabilitation, a loan is eligible for all the benefits under the Higher Education Act for which it would have been eligible had no default occurred (except that a borrower's loan may only be rehabilitated once).

    Eligibility for federal reimbursement. To be eligible for federal reimbursement payments, guaranteed loans must be made by an eligible lender under the applicable guaranty agency's guarantee program, which must meet requirements prescribed by the rules and regulations promulgated under the Higher Education Act, including the borrower eligibility, loan amount, disbursement, interest rate, repayment period and guarantee fee provisions described herein and the other requirements set forth in the Higher Education Act.

    Prior to the 1998 Amendments, a FFELP loan was considered to be in default for purposes of the Higher Education Act when the borrower failed to make an installment payment when due, or to comply with the other terms of the loan, and if the failure persists for 180 days in the case of a loan repayable in monthly installments or for 240 days in the case of a loan repayable in less frequent installments. Under the 1998 Amendments, the delinquency period required for a student loan to be declared in default is increased from 180 days to 270 days for loans payable in monthly installments on which the first day of delinquency occurs on or after the date of enactment of the 1998 Amendments and from 240 days to 330 days for a loan payable less frequently than monthly on which the delinquency occurs after the date of enactment of the 1998 Amendments.

    The guaranty agency must pay the lender for the defaulted loan prior to submitting a claim to the Secretary of Education for reimbursement. The guaranty agency must submit a reimbursement claim to the Secretary of Education within 45 days after it has paid the lender's default claim. As a prerequisite to entitlement to payment on the guarantee by the guaranty agency, and in turn payment of reimbursement by the Secretary of Education, the lender must have exercised reasonable care and diligence in making, servicing and collecting the guaranteed loan. Generally, these procedures require:

    o     that completed loan applications be processed;

    o a determination of whether an applicant is an eligible borrower attending an eligible institution under the Higher Education Act be made;

    o the borrower's responsibilities under the loan be explained to him or her;

    o     the promissory  note  evidencing the loan be executed by the borrower;
          and

    o that the loan proceeds be disbursed by the lender in a specified manner.

    After the loan is made, the lender must establish repayment terms with the borrower, properly administer deferments and forbearances and credit the borrower for payments made. If a borrower becomes delinquent in repaying a loan, a lender must perform certain collection procedures, primarily telephone calls, demand letters, skip tracing procedures and requesting assistance from the applicable guaranty agency, that vary depending upon the length of time a loan is delinquent.

Direct Loans

    The 1993 Amendments authorized a program of "direct loans," to be originated by schools with funds provided by the Secretary of Education. Under the FDL Program, the Secretary of Education is directed to enter into agreements with schools, or origination agents in lieu of schools, to disburse loans with funds provided by the Secretary of Education. Participation in the program by schools is voluntary. The goals set forth in the 1993 Amendments call for the direct loan program to constitute 5% of the total volume of loans made under the FFEL Program and the FDL Program for academic year 1994-1995, 40% for academic year 1995-1996, 50% for academic years 1996-1997 and 1997-1998 and 60% for academic year 1998-1999. No provision is made for the size of the FDL Program thereafter. Based upon information released by the General Accounting Office, participation by schools in the FDL Program has not been sufficient to meet the goals for the 1995-1996 or 1996-1997 academic years. The 1998 Amendments removed references to the "phase-in" of the FDL Program, including restrictions on annual limits for FDL Program volume and the Secretary's authority to select additional institutions to achieve balanced school representation.

    The loan terms are generally the same under the FDL Program as under the FFEL Program, though more flexible repayment provisions are available under the FDL Program. At the discretion of the Secretary of Education, students attending schools that participate in the FDL Program (and their parents) may still be eligible for participation in the FFEL Program, though no borrower could obtain loans under both programs for the same period of enrollment.

    It is difficult to predict the impact of the FDL Program. There is no way to accurately predict the number of schools that will participate in future years, or, if the Secretary authorizes students attending participating schools to continue to be eligible for FFEL Program loans, how many students will seek loans under the FDL Program instead of the FFEL Program. In addition, it is impossible to predict whether future legislation will eliminate, limit or expand the FDL Program or the FFEL Program.