Form 10-Q
period 2004-03-31
NELNET INC
filed 2004-05-17
CIK 1258602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM _________TO ________.



                        COMMISSION FILE NUMBER 001-31924


                                  NELNET, INC.
             (Exact name of registrant as specified in its charter)

                    NEBRASKA                            84-0748903
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
   incorporation  or organization)
   121 SOUTH 13TH STREET, SUITE 201                        68508
        LINCOLN, NEBRASKA                                (Zip Code)
(Address of principal executive offices)

                     (402) 458-2370 (Registrant's telephone
                          number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 30, 2004, there were 39,624,243 and 14,023,454 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively.

                                  NELNET, INC.
                                    FORM 10-Q
                                      INDEX
                                 MARCH 31, 2004


PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements...........................................2
        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations..................9
        Item 3. Quantitative and Qualitative Disclosures about Market Risk....29
        Item 4. Controls and Procedures.......................................29

PART II. OTHER INFORMATION
        Item 1. Legal Proceedings.............................................29
        Item 2. Changes in Securities and Use of Proceeds.....................30
        Item 3. Defaults Upon Senior Securities...............................30
        Item 4. Submission of Matters to a Vote of Security Holders...........30
        Item 5. Other Information.............................................30
        Item 6. Exhibits and Reports on Form 8-K..............................30


SIGNATURES....................................................................37

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         NELNET, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                   March 31, 2004   December 31, 2003
                                                                   --------------   -----------------
                                                                     (unaudited)
                                                                (dollars in thousands, except share data)
ASSETS:
Student loans receivable (net of allowance for loan losses of
      $16,623 and $16,026, respectively).......................... $ 11,206,609       10,455,442
Cash and cash equivalents:
      Cash and cash equivalents - not held at a related party.....       81,705          188,272
      Cash and cash equivalents - held at a related party.........       15,861           10,151
                                                                   ------------     ------------
Total cash and cash equivalents...................................       97,566          198,423
Restricted cash - held by trustee.................................      763,701          634,263
Restricted investments - held by trustee..........................      201,316          180,688
Restricted cash - due to loan program customers...................       37,095          141,841
Accrued interest receivable.......................................      210,205          196,633
Accounts receivable, net..........................................       13,875           17,289
Intangible assets, net............................................       19,739           11,630
Furniture, equipment and leasehold improvements, net..............       22,665           19,138
Other assets, including deferred taxes............................       55,796           76,162
                                                                   ------------     ------------
      Total assets................................................ $ 12,628,567       11,931,509
                                                                   ============     ============
LIABILITIES:
Bonds and notes payable........................................... $ 12,140,725       11,366,458
Accrued interest payable..........................................       20,313           17,179
Other liabilities.................................................      115,797          100,542
Due to loan program customers.....................................       37,095          141,841
                                                                   ------------     ------------
      Total liabilities...........................................   12,313,930       11,626,020
                                                                   ------------     ------------
SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value.  Authorized 50,000,000 shares;
      no shares issued or outstanding.............................         --               --
Common stock:
      Class A, $0.01 par value. Authorized 600,000,000 shares;
          issued and outstanding 39,624,243 shares at
          March 31, 2004 and 39,601,834 shares at
          December 31, 2003.......................................          396              396
      Class B, $0.01 par value.  Authorized 15,000,000 shares;
          issued and outstanding 14,023,454 shares................          140              140
Additional paid-in capital........................................      207,359          206,831
Retained earnings.................................................      107,006           97,885
Accumulated other comprehensive income (loss).....................         (264)             237
                                                                   ------------     ------------
      Total shareholders' equity..................................      314,637          305,489
                                                                   ------------     ------------
       Total liabilities and shareholders' equity................. $ 12,628,567       11,931,509
                                                                   ============     ============

See accompanying notes to consolidated financial statements.

                         NELNET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                                 Three Months Ended
                                                                      March 31,
                                                             --------------------------
                                                                 2004          2003
                                                             ------------- ------------
                                                               (dollars in thousands,
                                                                 except share data)
INTEREST INCOME:
    Loan interest........................................... $     88,727         89,682
    Investment interest.....................................        3,651          3,925
                                                             -------------  -------------
       Total interest income................................       92,378         93,607

INTEREST EXPENSE:
    Interest on bonds and notes payable.....................       49,043         51,349
                                                             -------------  -------------
       Net interest income..................................       43,335         42,258

Less provision for loan losses..............................        3,115          2,410
                                                             -------------  -------------
       Net interest income after provision for loan losses..       40,220         39,848
                                                             -------------  -------------
OTHER INCOME:
    Loan servicing and other fee income.....................       25,709         25,837
    Software services and other income......................        5,578          4,640
    Derivative market value adjustment and net settlements..       (3,741)           --
                                                             -------------   ------------
       Total other income...................................       27,546         30,477
                                                             -------------   ------------
OPERATING EXPENSES:
    Salaries and benefits...................................       27,769         26,505
    Other operating expenses:
       Depreciation and amortization........................        4,408          5,836
       Trustee and other debt related fees..................        2,614          3,672
       Occupancy and communications.........................        3,082          3,267
       Advertising and marketing............................        2,323          1,586
       Professional services................................        4,460          2,185
       Consulting fees and support services to
         related parties....................................         --            2,235
       Postage and distribution.............................        3,848          3,753
       Other................................................        4,708          6,195
                                                             -------------   ------------
         Total other operating expenses.....................       25,443         28,729
                                                             -------------   ------------
         Total operating expenses...........................       53,212         55,234
                                                             -------------   ------------
         Income before income taxes and minority interest...       14,554         15,091

Income tax expense..........................................        5,433          5,622
                                                             -------------   ------------
         Income before minority interest....................        9,121          9,469

Minority interest in subsidiary loss........................          --             109
                                                             -------------   ------------
         Net income......................................... $      9,121          9,578
                                                             ============    ============

         Earnings per share, basic and diluted.............. $       0.17           0.21
                                                             ============    ============
         Weighted average shares outstanding,
           basic and diluted................................   53,635,631     44,982,490
                                                             ============    ============

See accompanying notes to consolidated financial statements.


                                  NELNET, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                            (UNAUDITED)



                                 Preferred  Common stock shares                Class A   Class B  Additional
                                    stock  ----------------------   Preferred  common    common    paid-in   Retained
                                   shares   Class A      Class B      stock     stock    stock     capital   earnings
                                 --------- ----------  ----------   --------- --------- -------- ---------- ---------
                                                      (dollars in thousands, except share data)

BALANCE AT DECEMBER 31, 2002.....    --    30,947,834  14,023,454  $    --       309      140       37,891     70,782
Comprehensive income:
    Net income...................    --          --          --         --       --       --          --        9,578

       Total comprehensive income.
Issuance of common stock.........    --       331,800        --         --         3      --           803        --
Redemption of common stock.......    --      (264,600)       --         --        (2)     --          (641)       --
                                 --------  ----------- ----------- ----------  ------   ------   ---------   ---------
BALANCE AT MARCH 31, 2003........    --    31,015,034  14,023,454  $    --       310      140       38,053     80,360
                                 ========  =========== =========== ==========  ======   ======   =========   =========


BALANCE AT DECEMBER 31, 2003.....    --    39,601,834  14,023,454  $    --       396      140      206,831     97,885
Comprehensive income:
    Net income...................    --          --          --         --       --       --           --       9,121
    Other comprehensive income,
      net of tax, related to
      cash flow hedge............    --          --          --         --       --       --           --         --

      Total comprehensive income.
Issuance of common stock.........    --        22,409        --         --        --      --           528        --
                                 --------  ----------- ----------- ----------  ------   ------   ---------   ---------
BALANCE AT MARCH 31, 2004........    --    39,624,243  14,023,454  $     -       396      140      207,359    107,006
                                 ========  =========== =========== ==========  ======   ======   =========   =========

Continued:
                                 Accumulated
                                    other        Total
                                comprehensive shareholders'
                                income (loss)   equity
                                ------------  ------------
                        (dollars in thousands, except share data)

BALANCE AT DECEMBER 31, 2002....        $   --       109,122
Comprehensive income:
    Net income..................            --         9,578
                                                  -----------
      Total comprehensive income                       9,578

Issuance of common stock........            --           806
Redemption of common stock......            --          (643)
                                        --------  -----------
BALANCE AT MARCH 31, 2003.......            --       118,863
                                        ========  ===========


BALANCE AT DECEMBER 31, 2003....        $    237     305,489
Comprehensive income:
    Net income..................            --         9,121
    Other comprehensive income,
      net of tax, related to
      cash flow hedge...........            (501)       (501)
                                                  -----------
      Total comprehensive income                       8,620
Issuance of common stock........            --           528
                                        --------  -----------
BALANCE AT MARCH 31, 2004.......        $   (264)    314,637
                                        ========  ===========

See accompanying notes to consolidated financial statements.


                            NELNET, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                            ----------------------
                                                                                2004       2003
                                                                            ----------- ----------
                                                                            (dollars in thousands)
Net income..................................................................$    9,121      9,578
Adjustments to reconcile net income to net cash
provided by operating activities:
      Depreciation and amortization, including premiums.....................    25,788     23,958
      Derivative market value adjustment....................................     2,527        --
      Ineffectiveness of cash flow hedge....................................        24        --
      Issuance of common stock to non-employee board members................       528        --
      Deferred income tax expense (benefit).................................     1,308     (1,108)
      Minority interest in subsidiary loss..................................       --        (109)
      Provision for loan losses.............................................     3,115      2,410
      Increase in accrued interest receivable...............................   (13,572)    (4,755)
      Decrease (increase) in accounts receivable............................     3,414     (2,358)
      Decrease in other assets..............................................    20,414     14,299
      Increase (decrease) in accrued interest payable.......................     3,134       (234)
      Increase (decrease) in other liabilities..............................    15,255    (15,661)
                                                                            -----------  ---------
            Net cash provided by operating activities.......................    71,056     26,020
                                                                            -----------  ---------
Cash flows from investing activities:
      Originations, purchases and consolidations of student
        loans, including premiums..............................             (1,253,316)  (876,640)
      Purchases of student loans, including premiums, from a related party..  (124,853)  (203,520)
      Net proceeds from student loan principal payments and
        loan consolidations.................................................   604,070    585,725
      Net purchases of furniture and equipment, net of acquisition..........    (5,847)    (2,919)
      Decrease (increase) in restricted cash - held by trustee..............  (129,438)    23,771
      Purchases of restricted investments - held by trustee.................  (189,773)   (86,680)
      Proceeds from maturities of restricted invesments - held by trustee...   169,145     91,179
      Purchase of origination rights........................................    (7,871)       --
      Purchase of equity method investment..................................    (5,250)       --
                                                                            -----------  ---------
             Net cash used in investing activities..........................  (943,133)  (469,084)
                                                                            -----------  ---------
Cash flows from financing activities:
      Payments on bonds and notes payable...................................  (507,197)  (632,117)
      Proceeds from issuance of bonds and notes payable..................... 1,281,500  1,075,313
      Payments for debt issuance costs......................................    (3,083)    (2,861)
      Payments for redemption of common stock...............................       --        (643)
      Proceeds from issuance of common stock................................       --         806
                                                                            -----------  ---------
            Net cash provided by financing activities.......................   771,220    440,498
                                                                            -----------  ---------
            Net decrease in cash and cash equivalents.......................  (100,857)    (2,566)

Cash and cash equivalents, beginning of period..............................   198,423     40,155
                                                                            -----------  ---------

Cash and cash equivalents, end of period....................................$   97,566     37,589
                                                                            ===========  =========
Supplemental disclosures of cash flow information:
      Interest paid.........................................................$   44,310     49,529
                                                                            ===========  =========
      Income taxes received, net............................................$       (2)      (126)
                                                                            ===========  =========

See accompanying notes to consolidated financial statements.


                          NELNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (INFORMATION AT MARCH 31, 2004 AND FOR THE THREE MONTHS ENDED
                      MARCH 31, 2004 AND 2003 IS UNAUDITED)

1.      BASIS OF FINANCIAL REPORTING

    The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the "Company") as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2003 and, in the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations which might be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts from 2003 have been reclassified to conform to the current period presentation.


2.    ACQUISITIONS

     On January 28, 2004, the Company acquired 50 percent of the membership interests in Premiere Credit of North America, LLC ("Premiere"). Premiere is a collection services company that specializes in collection of educational debt. Total consideration paid by the Company for Premiere was $5.3 million, $2.3 million of which represents excess purchase price which will not be amortized. Included in the Premiere purchase agreement is a "call" option, which expires 6 years after the purchase date, that allows the Company to purchase 100 percent ownership of Premiere at a price as determined per the agreement. In addition, Premiere has a "put" option, which expires 5 years after the purchase date, to require the Company to purchase 100 percent ownership of Premiere at a price as determined per the agreement. The Company is accounting for Premiere using the equity method of accounting. At March 31, 2004, the investment in Premiere and excess purchase price is included in other assets and intangible assets, respectively, on the consolidated balance sheet.

     Effective March 11, 2004, the Company acquired rights, title, and interest in certain assets of the Rhode Island Student Loan Authority ("RISLA"), including the right to originate student loans in RISLA's name without competition from RISLA for a term of ten years. Total consideration paid by the Company for the rights to originate student loans was $7.9 million, which will be amortized over ten years. At March 31, 2004, these origination rights are included in intangible assets on the consolidated balance sheet. The Company also purchased certain net assets, consisting primarily of furniture and equipment from RISLA for $0.3 million and a portfolio of Federal Family Education Loan Program ("FFELP" or "FFEL Program") loans with an aggregate outstanding balance of approximately $175 million. The Company further agreed to provide administrative services in connection with certain of the indentures governing debt securities of RISLA for a ten-year period.

     On April 19, 2004, the Company purchased SLAAA Acquisition Corp. ("SLAAA") for $11.0 million. SLAAA is a FFELP loan secondary market maker. This acquisition was accounted for under purchase accounting and the results of operations will be included in the consolidated financial statements from the date of acquisition. No allocation of purchase price for SLAAA has been made because the Company has not been able to obtain all of the data required to complete the allocation for this recently acquired business.

     On April 20, 2004, the Company purchased 50 percent of the issued and outstanding capital stock of INFINET Integrated Solutions, Inc. ("INFINET") for $4.9 million. INFINET provides customer-centric electronic transactions, information sharing, and account and bill presentment for colleges, universities, and healthcare organizations. The Company will account for INFINET using the equity method of accounting. No allocation of purchase price for INFINET has been made because the Company has not been able to obtain all of the data required to complete the allocation for this recently acquired business.


3.     BONDS AND NOTES PAYABLE

     On January 15, 2004 and April 29, 2004, the Company consummated debt offerings of student loan asset-backed notes of $1.0 billion each, with final maturity dates ranging from 2009 through 2039. The majority of notes issued in these transactions have variable interest rates based on a spread to LIBOR or reset under auction procedures. Included in the January 2004 issuance was $210 million of notes with a fixed interest rate which resets August 25, 2005. The Company entered into a derivative financial instrument to convert this fixed interest rate to a variable rate until the August reset date. (See note 4).

4.     DERIVATIVE FINANCIAL INSTRUMENTS

       The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate volatility. The Company's goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. The Company views this strategy as a prudent management of interest rate sensitivity. The Company accounts for derivative instruments under Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"), which requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Management has structured all of the Company's derivative transactions with the intent that each is economically effective; however, the majority do not qualify for hedge accounting under SFAS No. 133.

     Effective January 14, 2004, the Company entered into five interest rate swaps with a combined notional amount of $6.0 billion that mature in the third and fourth quarters of 2004. In addition, in connection with the January 2004 debt offering, the Company entered into an interest rate swap with a notional amount of $210 million that effectively converted debt with a fixed rate to a variable rate (see note 3). These interest rate swaps do not qualify for hedge accounting under SFAS No. 133.

   The following table summarizes the Company's outstanding derivative instruments as of March 31, 2004:

                                    Notional Amounts by Product Type
                             ----------------------------------------------
                               Fixed/                  Floating/
                              floating      Basis       fixed
              Maturity          swap        swaps      swaps       Total
         ------------------  ----------------------------------------------
                                       (dollars in millions)
         2004..............    $ 7,000        500        --         7,500
         2005..............        400      1,000       210         1,610
         2006..............        --         500        --           500
                             ----------   --------   ----------   ---------
           Total...........    $ 7,400      2,000       210         9,610
                             ==========   ========   ==========   =========

      The following is a summary of the amounts included in derivative market value adjustment and net settlements on the consolidated income statements:


                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                        2004        2003
                                                    -----------  ---------
                                                    (dollars in thousands)

Change in fair value of derivative instruments....  $  (2,527)       --
Settlements, net.................................      (1,214)       --
                                                    ----------  ----------
Derivative market value adjustment and net
settlements.......................................  $  (3,741)       --
                                                    =========== ==========

5.     DIRECTORS STOCK COMPENSATION PLAN

     On February 19, 2004, the Company issued 22,409 shares of its Class A common stock under the Nelnet, Inc. Directors Stock Compensation Plan to non-employee members of the Board. These shares were issued in consideration for the Board members' 2004 annual retainer fees. The number of shares issued to the Board members was determined by dividing the amount of the annual retainer fee by 85% of the price paid per share by the underwriters in the Company's initial public offering of its Class A common stock. The Company recognized a $0.5 million expense as a result of issuing these shares.


6.    DEFERRED INCOME

A portion of the Company's FFELP loan portfolio, with an outstanding balance of $3.1 billion as of March 31, 2004, is comprised of loans which were previously financed with tax-exempt obligations issued prior to October 1, 1993. Based upon provisions of the Higher Education Act of 1965, as amended, and related interpretations by the U.S. Department of Education, the Company believes it may be entitled to receive special allowance payments on these loans providing the Company with a 9.5% minimum rate of return. The Company has asked the Department to confirm that the Company is allowed to recognize the income based on the 9.5% minimum rate of return. To date, the Company has deferred recognition of this excess interest income generated by these loans pending satisfactory resolution of this issue. As of March 31, 2004, the amount of excess interest income deferred totaled approximately $79 million, which is included in other liabilities on the Company's balance sheet. Legislation has recently been introduced to eliminate the 9.5% floor interest rate on loans financed with funds from these pre-1993 tax-exempt financings and then refinanced subsequent to May 5, 2004 with funds other than from such tax-exempt financings. If this legislation is enacted as introduced, it would appear to prospectively eliminate floor income on loans in such manner. This legislation does not, however, affect special allowance payments on loans which are financed now or in the future with these tax-exempt obligations or which have been refinanced prior to May 5, 2004 with funds other than from such tax-exempt obligations. However, because this is pending legislation only and is subject to revisions, the Company cannot be assured the legislation, if enacted, will only prospectively eliminate this floor income. At this time, the Company cannot predict how the potential legislation will affect its operations in the future.


7.     SEGMENT REPORTING

   The Company is a vertically integrated education finance organization which has four operating segments as defined in SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"), as follows:
Asset Management, Student Loan Servicing, Guarantee Servicing, and Servicing Software. The Asset Management and Student Loan Servicing operating segments meet the quantitative thresholds identified in SFAS No. 131 as reportable segments and therefore the related financial data is presented below. The Guarantee Servicing and Servicing Software operating segments do not meet the quantitative thresholds and therefore are included as other segments that do not meet the reportable segment criteria. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Costs excluded from segment net income primarily consist of unallocated corporate expenses, net of miscellaneous revenues. Thus, net income of the segments includes only the costs that are directly attributable to the operations of the individual segment.

   The Asset Management segment includes the acquisition, management, and ownership of the student loan assets. Revenues are primarily generated from net interest income on the student loan assets. The Company generates student loan assets through direct origination or through acquisition of the loans from branding and forward purchase relationships. The student loan assets are held in a series of student lending subsidiaries designed specifically for this purpose.

   The Student Loan Servicing segment provides for the servicing of our own and third parties' student loan portfolios. The servicing activities include application processing, borrower updates, payment processing, claim processing, and due diligence procedures. These activities are performed internally for our own portfolio in addition to generating fee revenue when performed for third-party clients.

   Substantially all of the Company's revenues are earned from customers in the United States and no single customer accounts for a significant amount of any reportable segment's revenues. Intersegment revenues are charged by a segment to another segment that provides the product or service. The amount of inter-segment revenue is based on comparable fees charged in the market.

   Segment data is as follows:

                                           Asset     Student Loan               Total
                                          Management   Servicing     Other     Segments
                                         -----------  ------------ ---------  ---------
                                                    (dollars in thousands)

THREE MONTHS ENDED MARCH 31, 2004:
    Net interest income................ $    44,663          278          3       44,944
    Other income.......................         936       16,596      7,712       25,244
    Intersegment revenues..............         --        18,962        979       19,941
                                        -----------    ---------   ---------   ---------
       Total revenue...................      45,599       35,836      8,694       90,129
    Provision for loan losses..........       3,115          --         --         3,115
    Depreciation and amortization......         --           --      1,763         1,763
    Income tax expense (benefit).......       3,417        3,514       (531)       6,400
    Net income.........................      11,303        3,913      1,557       16,773
    Total assets (at period end)....... $12,356,384      221,791     22,856   12,601,031
                                        ===========    =========   =========  ==========

                                          Asset      Student Loan                Total
                                        Management     Servicing      Other     Segments
                                       ------------ ------------  ----------   ----------
                                                    (dollars in thousands)
THREE MONTHS ENDED MARCH 31, 2003:
    Net interest income............. $    43,407           345            4       43,756
    Other income....................         871        20,840        8,046       29,757
    Intersegment revenues...........          --        14,945          378       15,323
                                      -----------   -----------    --------- ------------
      Total revenue..................     44,278        36,130        8,428       88,836
    Provision for loan losses........      2,410           --           --         2,410
    Depreciation and amortization....        536           484        1,783        2,803
    Income tax expense...............      2,153         3,288          457        5,898
    Net income.......................     11,080         5,544          238       16,862
    Total assets (at period end).....$ 9,983,709        91,256       24,961   10,099,926
                                     ============   ===========    ========= ============

Reconciliation to the unaudited consolidated financial statements is as follows:
                                                             Three Months
                                                            Ended March 31,
                                                       ------------------------
                                                           2004         2003
                                                       -----------  -----------
                                                         (dollars in thousands)
Total segment revenues.................................$  90,129         88,836
Elimination of intersegment revenues...................  (19,941)      (15,323)
Corporate revenues (expenses), net.....................    4,434          (778)
Derivative market value adjustment and net settlements.   (3,741)          --
                                                        ---------   -----------
    Total consolidated revenues........................$  70,881        72,735
                                                        =========   ===========
Total net income of segments...........................$  16,773        16,862
Corporate expenses, net................................   (7,652)       (7,284)
                                                        ---------   -----------
    Total consolidated net income......................$   9,121         9,578
                                                        =========   ===========

                                                     As of March 31,
                                                ---------------------------
                                                    2004          2003
                                                ------------  -------------
                                                   (dollars in thousands)
        Total segment assets..................  $12,601,031     10,099,926
        Elimination of intercompany assets....      (14,013)       (18,999)
        Assets of other operating activities..       41,549         27,712
                                                ------------  -------------
            Total consolidated assets.........  $12,628,567     10,108,639
                                                ============  =============

   Corporate revenues (expenses), net, included in the above table relate to activities that are not related to the four identified operating segments. The net corporate revenues include investment earnings and nonrecurring revenue for marketing services. The net corporate expenses include expenses for marketing, capital markets, and other unallocated support services, including income taxes. The net corporate revenues and expenses are not associated with an ongoing business activity as defined by SFAS No. 131 and, therefore, have not been included within the operating segments.

   The derivative market value adjustment and net settlements is the change in the fair value of the Company's derivative instruments, as the majority of the Company's derivative instruments do not qualify for hedge accounting, and the net settlements associated with these instruments. These derivative instruments are not included in the Company's operating segments as they are not related to specific segment assets or liabilities. These risk management agreements are part of corporate activities.

   The assets held at the corporate level are not identified with any of the operating segments. Accordingly, these assets are included in the reconciliation of segment assets to total assets. These assets consist primarily of cash, investments, fixed assets, income tax receivables, and other deferred assets.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The discussion should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

   This report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used in this report, the words "anticipate," "believe," "estimate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in these laws and regulations, which may reduce the volume, average term and costs of yields on student loans under the Federal Family Education Loan Program ("FFEL Program" or "FFELP") or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; and changes in prepayment rates and credit spreads. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report on Form 10-Q or unforeseen events.

   The Company is subject to certain risks related to its business and industry. See "- Risks."

OVERVIEW

   The Company is a vertically integrated education finance company, with over $12.6 billion in total assets as of March 31, 2004. The Company is focused on providing quality products and services to participants in the education finance process. Headquartered in Lincoln, Nebraska, the Company originates, holds, and services student loans, principally loans originated under the FFEL Program. The Company, together with its branding partners, originated and acquired $1.4 billion of student loans during the three months ended March 31, 2004, which included $321 million of existing loans the Company consolidated from its own loan portfolio. During the three months ended March 31, 2004, the Company generated new loan volume of more than $485 million through its consolidation programs.

   The Company's business is comprised of four primary product and service offerings:

   o ASSET MANAGEMENT, INCLUDING STUDENT LOAN ORIGINATIONS AND ACQUISITIONS. The Company provides student loan sales, marketing, originations, acquisition, and portfolio management. The Company owns a large portfolio of student loan assets through a series of education lending subsidiaries. The Company generates loans owned in special purpose lending facilities through direct origination or through acquisition of loans. The Company also provides marketing and sales support and managerial and administrative support related to its asset generation activities.

   o STUDENT LOAN SERVICING. The Company services its student loan portfolio and the portfolios of third parties. The servicing activities provided include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing.

   o GUARANTEE SERVICING. The Company provides servicing support to guaranty agencies, which includes system software, hardware and telecommunication support, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services.

   o SERVICING SOFTWARE. The Company provides student loan servicing software internally and to third-party student loan holders and servicers.

   In accordance with accounting principles generally accepted in the United States, the Company's asset management and student loan servicing offerings constitute reportable operating segments. The guarantee servicing and servicing software offerings are operating segments that do not meet the quantitative thresholds, and, therefore, are included as other segments that do not meet the reportable segment criteria. The following table shows the percent of total segment revenue (excluding intersegment revenue) and net income of each of the Company's reportable segments for the three months ended March 31, 2004 and 2003:

                 Three Months Ended March 31,     Three Months Ended March 31,
                             2004                            2003
               -------------------------------- --------------------------------
                            Student                          Student
                  Asset      loan       Other      Asset       loan      Other
               management  servicing   segments  management  servicing  segments
               ----------  ---------   --------  ----------  ---------  --------

Segment revenue      65.0%     24.0%      11.0%      60.2%     28.8%      11.0%

Segment net income   67.4%     23.3%       9.3%      65.7%     32.9%       1.4%

   The Company's student loan portfolio has grown significantly through origination and acquisition. With the development of a fully integrated platform, the Company is positioned for organic growth. The Company originated and acquired $1.4 billion of student loans during the three months ended March 31, 2004, which included $321 million of existing loans consolidated from the Company's own loan portfolio, through various channels, including:

   o the direct channel, in which the Company originates student loans in one of its brand names directly to student and parent borrowers, which accounted for 66.1% of the student loans originated and acquired during the three months ended March 31, 2004 (55.7% when excluding loans the Company consolidated from its own loan portfolio);

   o the branding partner channel, in which the Company acquires student loans from lenders to whom it provides marketing and origination services, which accounted for 26.1% of the student loans originated and acquired during the three months ended March 31, 2004 (34.1% when excluding loans the Company consolidated from its own loan portfolio); and

   o the forward flow channel, in which the Company acquires student loans from lenders to whom it provides origination services, but provides no marketing services, or who have agreed to sell loans to the Company under forward sale commitments, which accounted for 6.3% of the student loans originated and acquired during the three months ended March 31, 2004 (8.2% when excluding loans the Company consolidated from its own loan portfolio).

   In addition, the Company also acquires student loans through spot purchases, which accounted for 1.5% of student loans originated and acquired during the three months ended March 31, 2004 (2.0% when excluding loans the Company consolidated from its own loan portfolio).

SIGNIFICANT DRIVERS AND TRENDS

   The Company's earnings and earnings growth are directly affected by the size of its portfolio of student loans, the interest rate characteristics of its portfolio, the costs associated with financing and managing its portfolio, and the costs associated with the origination and acquisition of the student loans in the portfolio. See "-- Student Loan Portfolio." In addition to the impact of growth of the Company's student loan portfolio, the Company's results of operations and financial condition may be materially affected by, among other things, changes in:

   o applicable laws and regulations that may affect the volume, terms, effective yields, or refinancing options of education loans;

   o demand for education financing and competition within the student loan industry;

   o the interest rate environment, funding spreads on the Company's financing programs, and access to capital markets; and

   o prepayment rates on student loans, including prepayments relating to loan consolidations.


    Competition for the supply channel of education financing and the student loan industry has caused the cost of acquisition related to the Company's student loan assets to increase. In addition, the Company has seen significant increases in consolidation loan activity and consolidation loan volume within the industry. The increase in competition for consolidation loans has caused the Company to be aggressive in its measures to protect and secure the Company's existing portfolio through internal consolidation efforts. The Company will generally recognize its cost of acquisition over the average useful life of the assets; however, the Company will generally accelerate recognition of the unamortized cost of acquisition when loans are consolidated, even if they are consolidated on the Company's balance sheet. The significant increase in consolidation activity, entrants and competition within the industry, coupled with the Company's asset retention practices, have caused the Company's yields to be reduced in recent years through amortization of acquisition costs. If these trends continue, the Company could continue to see its yields reduced through the increase in consolidation loans, which have a lower yield and also could result in a further increase in amortization costs. If our cost of acquisition remains consistent with historical trends, the reduction in yield could be offset by a reduction in our amortization as our portfolio grows both through consolidation and acquisition. See "-- Student Loan Portfolio--Student Loan Spread Analysis." Although the Company's short-term yields may be reduced if these trends continue, the Company will have been successful in protecting its assets and stabilizing its balance sheet for long-term growth.

   The Company's student loan portfolio and asset growth will be significant factors in determining future growth in its net interest income as the Company's primary source of income is interest earned on its student loan portfolio. If the Company's student loan portfolio continues to grow and its net interest margin remains relatively stable, the Company expects its net interest income to increase after adjusting for any variable-rate floor income. Interest income, and to a certain extent the Company's net income, is also dependent upon the relative level of interest rates. The Company's net income during the three months ended March 31, 2004 decreased $457,000, or 4.8%, as compared to the comparable period in 2003 primarily because of the decrease in its variable-rate floor income. Net interest income increased by $1.1 million, or 2.5%, during the three months ended March 31, 2004 as compared to the comparable period in 2003. This increase was a result of an increase in interest income from the growth in the Company's student loan portfolio and decreased interest rates on its borrowings offset by a decrease in variable-rate floor income of $5.5 million. Net interest income, excluding the effects of variable-rate floor income, increased approximately $6.5 million, or 17.9%, during the three months ended March 31, 2004 as compared to the comparable period in 2003. Variable-rate floor income occurs in certain declining interest rate environments, and the Company cannot predict whether these interest rate environments will occur in the future. The Company generally does not anticipate receiving or plan to receive variable-rate floor income. This increase in net interest income, excluding variable-rate floor income, has resulted from portfolio growth. Net student loans receivable increased by $2.2 billion to $11.2 billion at March 31, 2004 as compared to $9.0 billion at March 31, 2003.

   The Company reported net income of $9.1 million during the three months ended March 31, 2004, or $0.17 per basic and diluted share, as compared to $9.6 million, or $0.21 per basic and diluted share, during the comparable period in 2003. Net interest income includes $19.8 million, or 76 basis points, in yield reduction due to the amortization of loan acquisition costs or premiums during the three months ended March 31, 2004, as compared to $16.1 million, or 77 basis points, during the comparable period in 2003. As a result, the Company's unamortized cost of loan acquisitions or premiums, as a percent of student loans, decreased from 1.8% at March 31, 2003 to 1.4% at March 31, 2004. Despite the growth of almost 24% in loan assets, the Company's unamortized loan acquisitions costs or premiums have dropped by $9.6 million in the past year. Net interest income also includes $14.5 million of consolidation rebate fees during the three months ended March 31, 2004 as compared to $8.5 million during the comparable period in 2003, an increase of $6.0 million. This, combined with the lower borrower rates associated with the consolidation loans the Company is originating, has resulted in student loan interest spread compression from 1.89% during the three months ended March 31, 2003 to 1.70% during the three months ended March 31, 2004. In addition, the Company recorded approximately $350,000 of variable-rate floor income during the three months ended March 31, 2004 as compared to approximately $5.8 million during the comparable period in 2003. Operating expenses during the three months ended March 31, 2004 included $2.1 million of amortization of intangible assets resulting from acquisitions as compared to $3.7 million during the comparable period in 2003.

   The Company's net income also included net settlements on derivatives of $1.2 million and a mark-to-market loss on derivative instruments of $2.5 million during the three months ended March 31, 2004. There were no derivatives outstanding during the three months ended March 31, 2003. The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. The Company's management has structured all of its derivative instruments with the intent that each is economically effective. However, most of the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133 and thus may adversely impact earnings. In addition, the mark-to-market adjustment recorded through earnings in the Company's consolidated statements of income may fluctuate from period to period.

ACQUISITIONS

   The Company has positioned itself for growth by building a strong foundation through acquisitions. Although the Company's assets and loan portfolios increase through such transactions, a key aspect of each transaction is its impact on the Company's prospective organic growth and the development of its integrated platform of services. As a result of these acquisitions, the Company's rapid organic growth, the development of its platform, and changes in operations, period-to-period comparability of the Company's results of operations may be difficult.

   In January 2004, the Company acquired 50 percent of the membership interests in Premiere Credit of North America, LLC ("Premiere"), a collection services company that specializes in collection of educational debt. Premiere is based in Indianapolis, Indiana. In March 2004, the Company acquired rights, title, and interest in certain assets of the Rhode Island Student Loan Authority ("RISLA"), including the right to originate student loans in RISLA's name without competition from RISLA for a period of ten years. The Company also purchased a portfolio of FFELP loans from RISLA with an aggregate outstanding balance of approximately $175 million. The Company further agreed to provide administrative services in connection with certain of the indentures governing debt securities of RISLA for a ten-year period.

   In April 2004, the Company purchased SLAAA Acquisition Corp. ("SLAAA"), a FFELP loan secondary market maker. Also in April 2004, the Company purchased 50 percent of the issued and outstanding stock of INFINET Integrated Solutions, Inc. ("INFINET"), an ecommerce services provider for colleges, universities, and healthcare organizations. INFINET provides customer-centric electronic transactions, information sharing and account and bill presentment.

NET INTEREST INCOME

   The Company generates the majority of its earnings from the spread between the yield the Company receives on its portfolio of student loans and the cost of funding these loans. This spread income is reported on the Company's income statement as net interest income. The amortization and write-offs of premiums or discounts, including capitalized costs of origination, the consolidation loan rebate fee, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company's income statement. The amortization and write-offs of bond issuance costs are included in interest expense on the Company's income statement.

   The Company's portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the U.S. Department of Education (the "Department,") and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated and the loan's repayment status. Depending on the type of student loan and when the loan was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. The more drastic the reduction in rates subsequent to the July 1 annual borrower interest rate reset date, the greater the Company's opportunity to earn variable-rate floor income. In declining interest rate environments, the Company can earn significant amounts of such income. Conversely, as the decline in rates abates, or in environments where interest rates are rising, the Company's opportunity to earn variable-rate floor income can be reduced, in some cases substantially. Since the borrower rates are reset annually, the Company views earnings on variable-rate floor income as temporary and not necessarily sustainable. The Company's ability to earn variable-rate floor income in the future periods is dependent upon the interest rate environment following the annual reset of borrower rates, and the Company cannot assure that such environment will exist in the future.

   Because the Company generates the majority of its earnings from the spread between the yield the Company receives on its portfolio of student loans and the cost of financing these loans, the interest rate sensitivity of the Company's balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company's interest earnings, net interest income and net income. The effects of changing interest rate environments are further outlined in "-- Risks -- Market and Interest Rate Risk" below.

   On those FFELP loans with fixed to term borrower rates, primarily consolidation loans, the Company earns interest at the greater of the borrower rate or a variable rate based on the SAP formula. Since the Company finances the majority of its student loan portfolio with variable-rate debt, the Company may earn excess spread on these loans for an extended period of time.

   On most consolidation loans, the Company must pay a 1.05% per year rebate fee to the Department. Those consolidation loans, which have variable interest rates based on the SAP formula, earn a yield less than that of a Stafford loan. Those consolidation loans, which have fixed interest rates less than the sum of 1.05% and the variable rate based on the SAP formula, also earn a yield less than that of a Stafford loan. As a result, as consolidation loans matching these criteria become a larger portion of the Company's loan portfolio, there will be a lower yield on the Company's loan portfolio in the short term. However, due to the extended terms of consolidation loans, the Company expects to earn the yield on these loans for a longer duration, making them beneficial to the Company in the long term.

   As discussed in the unaudited financial statements included in this Quarterly Report, a portion of the Company's FFELP loan portfolio, with an outstanding balance of $3.1 billion as of March 31, 2004 is comprised of loans which were previously financed with tax-exempt obligations issued prior to October 1, 1993. Based upon provisions of the Higher Education Act and related interpretations by the Department, the Company believes it may be entitled to receive special allowance payments on these loans providing the Company with a 9.5% minimum rate of return. The Company has asked the Department to confirm that the Company is allowed to recognize the income based on the 9.5% minimum rate of return. To date, the Company has deferred recognition of this excess interest income generated by these loans pending satisfactory resolution of this issue. As of March 31, 2004, the amount of excess interest income deferred totaled approximately $79 million, which is included in other liabilities on the Company's balance sheet.

   Legislation has recently been introduced to eliminate the 9.5% floor interest rate on loans financed with funds from these pre-1993 tax-exempt financings and then refinanced subsequent to May 5, 2004 with funds other than from such tax-exempt financings. If this legislation is enacted as introduced, it would appear to prospectively eliminate floor income on loans in such manner. This legislation does not, however, affect special allowance payments on loans which are financed now or in the future with these tax-exempt obligations or which have been refinanced prior to May 5, 2004 with funds other than from such tax-exempt obligations. However, because this is pending legislation only and is subject to revisions, the Company cannot be assured the legislation, if enacted, will only prospectively eliminate this floor income. At this time, the Company cannot predict how the potential legislation will affect its operations in the future.


   Investment interest income includes income from unrestricted interest-earning deposits and funds in the Company's special purpose entities for its asset-backed securitizations.

PROVISION FOR LOAN LOSSES

   The Company maintains an allowance for loan losses associated with its student loan portfolio at a level that is based on the performance characteristics of the underlying loans. The Company analyzes the allowance separately for its FFELP loans and its private loans.

   Substantially all FFELP loan principal and related accrued interest is guaranteed (as defined by the Higher Education Act). These guarantees are made subject to the performance of certain loan servicing procedures stipulated by applicable regulations. If these due diligence procedures are not met, affected student loans may not be covered by the guarantees should the borrower default. In accordance with the Student Loan Reform Act of 1993, student loans disbursed prior to October 1, 1993 are fully insured, and loans disbursed subsequent to October 1, 1993 are insured up to 98% of their principal amount and accrued interest. The loan loss allowance attributable to FFELP loans consists of two components: a risk sharing reserve and a reserve for rejected guaranty agency claim losses, caused mainly by servicing defects. The risk sharing reserve is an estimate based on the amount of loans subject to the 2% risk sharing and on the historical experience of losses. The rejected claim loss reserve is based on the historical trend of ultimate losses on loans initially rejected for reimbursement by guaranty agencies. Since FFELP loans are guaranteed as to both principal and interest, they continue to accrue interest until the time they are paid by the guaranty agency. Once a FFELP loan is rejected for claim payment, the Company's policy is to continue to pursue recovery of principal and interest, whether by curing the reject or collecting from the borrower. As of March 31, 2004, the Company had an allowance for loan losses on FFELP loans of $11.2 million.

   In determining the private loan loss allowance, the Company divides the portfolio into various categories, such as the type of program, loan status, and months into repayment. The Company then estimates defaults based on the borrowers' credit profiles, net of estimated recoveries. The Company places a private loan on non-accrual status and charges off the loan when the collection of principal and interest is 120 days past due. The Company utilizes this data to estimate the amount of losses in the portfolio, net of subsequent collections that are probable of occurrence. As of March 31, 2004, the Company had an allowance for loan losses on private loans of $5.4 million.

   The evaluation of the provision for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is adequate to cover probable losses inherent in the loan portfolio.

   The Higher Education Act authorizes the Department to recognize lenders and lender servicers (as agent for the eligible lender) for an exceptional level of performance in servicing FFELP loans. A lender or lender servicer designated for exceptional performance can receive 100 percent reimbursement on all claims submitted for insurance provided that the lender or lender servicer meets and maintains all requirements for achieving its designation. On December 29, 2003, the Company applied for Exceptional Performance status as a student loan servicer for the FFEL Program. The Company's original application was denied by the Department based on two issues. The Company believes it has provided sufficient information related to both of the issues to consider them resolved. The primary issue related to a complaint submitted to the Department by a former employee in connection with the Company's procedures in processing certain FFELP loan borrower forbearances. In March 2004, the Department provided the Company with a summary of that complaint and also forwarded the complaint on to the Office of the Inspector General, or OIG. As the Company understands, this former employee's complaint alleges that the Company incorrectly processed certain forbearances during a limited time period and with respect to a limited number of borrower accounts. The Company's management has reviewed the procedures in connection with this activity and concluded that such procedures did not violate FFELP loan servicing regulations. The Company has cooperated with the Department to resolve this issue. The Company also promptly advised its independent auditors, KPMG LLP, of the issues. The Department has recently advised the Company that the OIG investigation of the matter has been closed with respect to the Company and that no adverse findings were made regarding the Company. Accordingly, the Company has resubmitted an application with the Department to become a lender servicer designated for exceptional performance. However, the Company cannot be assured that it will receive or maintain the designation as exceptional performer. Should the Company receive and maintain designation as an exceptional performer under the Higher Education Act, the Company's cost related to losses on defaulted FFELP loans, specifically the 2% risk share component that is not guaranteed, could be substantially reduced and would differ significantly from historical losses and trends.

OTHER INCOME

   The Company also earns fees and generates income from other sources, including principally loan servicing, guarantee servicing, and licensing fees on its software products. Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value or number of loans or accounts serviced for each customer. Guarantee servicing fees are earned as a result of providing system software, hardware and telecommunication support, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services to guaranty agencies. Guarantee servicing fees are calculated based on the number of loans serviced or amounts collected. Software services income includes software license and maintenance fees associated with student loan software products as well as certain loan marketing fees. Other income also includes the derivative market value adjustment and net settlements as further discussed in "-- Risks -- Market and Interest Rate Risk" below.

OPERATING EXPENSES

   Operating expenses include costs incurred to manage and administer the Company's student loan portfolio and its financing transactions, costs incurred to generate and acquire student loans, and general and administrative expenses, which include corporate overhead. Operating expenses also include amortization of intangible assets related to acquisitions. The Company does not believe inflation has a significant effect on its operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

                                                                Three Months Ended
                                                                     March 31,
                                                              ----------------------
                                                                  2004        2003    $ Change  % Change
                                                              -----------  ---------  --------  ---------
                                                                        (dollars in thousands)
INTEREST INCOME:
    Loan interest, excluding variable-rate floor income....... $ 108,196  $ 100,009     $8,187        8.2.%
    Variable-rate floor income................................       348      5,800     (5,452)     (94.0)
    Amortization of loan premiums.............................   (19,817)   (16,127)    (3,690)      22.9
    Investment interest.......................................     3,651      3,925       (274)      (7.0)
                                                               ---------- ----------  ---------  ---------
      Total interest income...................................    92,378     93,607     (1,229)      (1.3)
INTEREST EXPENSE:
    Interest on bonds and notes payable.......................    49,043     51,349     (2,306)      (4.5)
                                                               ----------  ---------  ---------  ---------
      Net interest income.....................................    43,335     42,258      1,077        2.5
Less provision for loan losses................................     3,115      2,410        705       29.3
                                                               ----------  ---------  ---------  ---------
      Net interest income after provision for loan losses.....    40,220     39,848        372        0.9
                                                               ----------  ---------  ---------  ---------
OTHER INCOME:
    Loan servicing and other fee income.......................    25,709     25,837       (128)      (0.5)
    Software services and other income........................     5,578      4,640        938       20.2
    Derivative market value adjustment and net settlements....    (3,741)       --      (3,741)    (100.0)
                                                               ----------  ---------  ---------  ---------
      Total other income......................................    27,546     30,477     (2,931)      (9.6)
                                                               ----------  ---------  ---------  ---------
OPERATING EXPENSES:
    Salaries and benefits.....................................    27,769     26,505      1,264        4.8
    Other operating expenses:
      Depreciation and amortization, excluding amortization
        of intangible assets..................................     2,330      2,140        190        8.9
      Amortization of intangible assets.......................     2,078      3,696     (1,618)     (43.8)
      Trustee and other debt related fees.....................     2,614      3,672     (1,058)     (28.8)
      Occupancy and communications............................     3,082      3,267       (185)      (5.7)
      Advertising and marketing...............................     2,323      1,586        737       46.5
      Professional services...................................     4,460      2,185      2,275      104.1
      Consulting fees and support services to related partie         --       2,235     (2,235)    (100.0)
      Postage and distribution................................     3,848      3,753         95        2.5
      Other...................................................     4,708      6,195     (1,487)     (24.0)
                                                               ----------  ---------  ---------  ---------
        Total other operating expenses........................    25,443      28,729    (3,286)     (11.4)
                                                               ----------  ---------  ---------  ---------
        Total operating expenses..............................    53,212     55,234     (2,022)      (3.7)
                                                               ----------  ---------  ---------  ---------
        Income before income taxes and minority interest......    14,554     15,091       (537)      (3.6)
Income tax expense............................................     5,433      5,622       (189)      (3.4)
                                                               ----------  ----------  ---------  ---------
        Income before minority interest.......................     9,121      9,469       (348)      (3.7)
Minority interest in subsidiary loss..........................      --          109       (109)    (100.0)
                                                               ----------  ---------  ---------  ---------
        NET INCOME............................................ $   9,121   $  9,578    $  (457)      (4.8)%
                                                              ===========  =========  =========  =========

   NET INTEREST INCOME. Total loan interest, including variable-rate floor income and amortization of loan premiums, decreased as a result of changes in the interest rate environment and in the pricing characteristics of the Company's student loan assets, although such decrease was offset by an increase in the size of the student loan portfolio. Lower interest rates during the three months ended March 31, 2004 caused a decrease in the average net yield on the Company's student loan portfolio to 3.40% from 4.30% for the comparable period in 2003. Variable-rate floor income decreased due to the timing and relative change in interest rates during the periods. Essentially, prevailing interest rates declined drastically subsequent to the July 1, 2002 annual borrower interest rate reset date compared to their less substantial decline following the reset of rates on July 1, 2003. Consequently, the Company realized significantly less variable-rate floor income during the three months ended March 31, 2004 as compared to the comparable period in 2003. The weighted average interest rate on the student loan portfolio decreased during the three months ended March 31, 2004 due to lower interest rates, together with the increase in the number of lower yielding consolidation loans. The lower weighted average loan interest rate resulted in a reduction in loan interest income of approximately $10.6 million. Consolidation loan activity also increased the amortization and write-offs of acquisition costs and increased the consolidation rebate fee, reducing loan interest income approximately $9.5 million during the three months ended March 31, 2004. The reduction in loan interest income resulting from the decline in interest rates, reduction in variable-rate floor income, and increased consolidation activity was partially offset by an increase in the Company's portfolio of student loans. The average student loan portfolio increased by $2.1 billion, or 25.2%, at March 31, 2004 as compared to the comparable period in 2003, which increased loan interest income by approximately $24.8 million.

   Interest expense on bonds and notes payable decreased despite an increase in average total debt of approximately $2.0 billion. Average variable-rate debt during the three months ended March 31, 2004 increased $2.2 billion over the comparable period in 2003, which increased interest expense by approximately $6.0 million as compared to the comparable period in 2003. The Company reduced average fixed-rate debt by $210.6 million during the three months ended March 31, 2004 as compared to the comparable period in 2003, which decreased the Company's overall interest expense by approximately $3.1 million. The reduction in interest rates, specifically LIBOR and auction rates, decreased the Company's average cost of funds to 1.69% during the three months ended March 31, 2004 from 2.13% during the comparable period in 2003, which decreased interest expense approximately $5.1 million

   The Company's net interest margin decreased to 1.50% during the three months ended March 31, 2004 from 1.85% during the comparable period in 2003. Net interest income, excluding the effects of variable-rate floor income, increased approximately $6.5 million, or 17.9%, to approximately $43.0 million during the three months ended March 31, 2004 from approximately $36.5 million during the comparable period in 2003.

   PROVISION FOR LOAN LOSSES. The provision for loan losses for student loans increased due to the increase in the size of the Company's student loan portfolio.

   OTHER INCOME. Loan servicing and other fee income decreased due to the reduction in the number and dollar amount of loans the Company serviced for third parties. Total third-party loan servicing volume decreased $1.1 billion, or 10.4%, during the three months ended March 31, 2004 as compared to the comparable period in 2003, which resulted in a decrease in loan servicing income of $528,000. This decrease in income was offset by an increase of $400,000 in guarantee servicing income during the three months ended March 31, 2004 due to higher guarantee volumes.

   The increase in software services and other income was primarily due to the addition of the Company's broker dealer subsidiary in August 2003 and the fee income generated from these activities.

   The Company began utilizing derivative instruments in July 2003 to provide economic hedges to protect against the impact of adverse changes in interest rates. The derivative market value adjustment loss was $2.5 million and net settlements representing realized interest costs were $1.2 million during the three months ended March 31, 2004. See "-- Risks -- Market and Interest Rate Risk."

   OPERATING EXPENSES. Salaries and benefits and advertising and marketing increased during the three months ended March 31, 2004, due to the expansion of the Company's marketing efforts, especially in the consolidations area. The decrease in depreciation and amortization expense is due to the decrease in the amortization of intangible assets, as certain intangible assets were fully amortized in 2003. The decrease in trustee and other debt-related fees relates to the reduced broker-dealer fees from the acquisition of Nelnet Capital LLC (formerly UFS Securities LLC) in August 2003. Professional services increased due to additional costs related to operations as a public company. No costs were incurred in 2004 relating to consulting fees and support services to related parties due to the termination of these agreements in July 2003. Other expenses decreased due to efficiencies in operations through continued integration of company acquisitions.

   INCOME TAX EXPENSE. Income tax expense decreased due to the decrease in income before income taxes. The Company's effective tax rate was 37.3% during each of the three months ended March 31, 2004 and 2003.

FINANCIAL CONDITION

AT MARCH 31, 2004 COMPARED TO MARCH 31, 2003

                                                          As of
                                                 -------------------------
                                                   March 31,  December 31,
                                                     2004       2003        $ Change    % Change
                                                 ------------ ------------  ---------   ---------
                                                              (dollars in thousands)
ASSETS:
Student loans receivable, net....................$11,206,609   $10,455,442  $ 751,167       7.2 %
Other assets.....................................  1,421,958     1,476,067    (54,109)     (3.7)
                                                 ------------  ------------ ----------  ---------
     Total assets................................$12,628,567   $11,931,509  $ 697,058       5.8 %
                                                 ============  ============ ==========  =========


LIABILITIES:
Bonds and notes payable..........................$12,140,725 $  11,366,458  $  774,267      6.8 %
Other liabilities.................................   173,205       259,562     (86,357)   (33.3)
                                                 ------------  ------------ ----------  ---------
      Total liabilities........................... 12,313,930    11,626,020    687,910      5.9
SHAREHOLDERS' EQUITY:
Shareholders' equity.............................    314,637       305,489       9,148      3.0
                                                 ------------  ------------  ---------  ---------
     Total liabilities and shareholders' equity..$12,628,567   $11,931,509   $ 697,058      5.8 %
                                                 ============  ============  ========== =========

     Total assets increased primarily due to an increase in student loans receivable. This increase was a result of net growth in consolidation loans of $821.5 million during the three months ended March 31, 2004. Total liabilities increased primarily as a result of an increase in bonds and notes payable. The increase in bonds and notes payable resulted from additional borrowings to fund the Company's growth in student loans. Shareholders' equity increased primarily as a result of net income of $9.1 million during the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

   The Company utilizes operating cash flow, unsecured operating lines of credit, and secured financing transactions to fund operations and student loan acquisitions. In addition, in December 2003, the Company consummated an initial public offering of its Class A common stock, which yielded the Company net proceeds of $163.7 million. Operating activities provided net cash of $71.1 million during the three months ended March 31, 2004, an increase of $45.1 million from the net cash provided by operating activities of $26.0 million during the comparable period in 2003. Of this increase, $35.9 million is due to excess interest income deferred by the Company on loans previously financed with tax-exempt obligations issued prior to October 1, 1993. Operating cash flows are also driven by net income adjusted for various non-cash items such as the provision for loan losses, depreciation and amortization, and the derivative market value adjustment. These non-cash items resulted in an increase in cash provided by operating activities of $5.1 million during the three months ended March 31, 2004 as compared to the comparable period in 2003.

   The Company has a $35.0 million operating line of credit and a $35.0 million commercial paper facility under two separate facilities from a group of six large regional and national financial institutions. These facilities are unsecured lines used by the Company primarily for general operating purposes. The Company did not have any borrowings under these facilities at March 31, 2004. These facilities expire on September 25, 2004. The Company believes these facilities, the growth in the cash flow from operating activities, and the initial public stock offering indicates a favorable trend in the Company's available capital resources. Due to the proceeds received from the initial public offering, a $30 million operating line of credit with a national financial institution was not renewed in February 2004.

   The Company's secured financing instruments include commercial paper lines, short-term student loan warehouse programs, variable-rate tax-exempt bonds, fixed-rate bonds, fixed-rate tax-exempt bonds, and various asset-backed securities. Of the $12.1 billion of debt outstanding as of March 31, 2004, $9.9 billion was issued under securitization transactions. On January 15, 2004 and April 22, 2004, the Company completed asset-backed securities transactions totaling $1.0 billion each. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities markets in 2004 and subsequent years. Securities issued in the securitization transactions are generally priced off a spread to LIBOR or set under an auction procedure related to the bonds and notes. The student loans financed are generally priced on a spread to commercial paper or Treasury bills.


   The Company's warehouse facilities allow for expansion of liquidity and capacity for student loan growth and should provide adequate liquidity to fund the Company's student loan operations for the foreseeable future. At March 31, 2004, the Company had a loan warehousing capacity of $2.8 billion through 364-day commercial paper conduit programs. These conduit programs mature in 2004 through 2009, however, must be renewed annually by underlying liquidity providers. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements, and therefore, does not believe the renewal of these contracts present a significant risk to its liquidity.

   The Company is limited in the amounts of funds that can be transferred from its subsidiaries through intercompany loans, advances, or cash dividends. These limitations result from the restrictions contained in trust indentures under debt financing arrangements to which the Company's education lending subsidiaries are parties. The Company does not believe these limitations will not affect its operating cash needs. The amounts of cash and investments restricted in the respective reserve accounts of the education lending subsidiaries are shown on the balance sheets as restricted cash and investments.

   The following table summarizes the Company's bonds and notes outstanding as of March 31, 2004:

                                                                 As of March 31, 2004
                                              ----------------------------------------------------
                                                                                    Interest rate
                                                                       Line of         range of
                                              Carrying    Percent of    credit         carrying           Final
                                               amount      total        amount          amount          maturity
                                              ---------  -----------   --------     --------------     ----------
                                                                   (dollars in thousands)
Variable rate bonds and notes (a):
    Bond and notes based on indices..........$ 3,959,535     32.7 %   $ 3,959,535    1.13% - 1.91%  05/01/07 - 01/25/37
    Bond and notes based on auction..........  5,116,070     42.1       5,116,070    0.93% - 1.20%  07/01/05 - 07/01/43
                                             ------------  --------  ------------
       Total variable rate bonds and notes...  9,075,605     74.8       9,075,605
Commerical paper and other...................  2,183,681     18.0       2,750,000    1.04% - 1.08%  05/13/05 - 09/02/09
Fixed-rate bonds and notes (a)...............    866,439      7.1         866,439    5.50% - 6.68%  05/01/05 - 06/01/28
Other secured borrowings.....................     15,000      0.1          85,000        6.00%          11/1/2005
                                             ------------  --------  ------------
    Total....................................$12,140,725    100.0 %  $ 12,777,044
                                             ============  ========  ============

----------

(a) Issued in securitization transactions.

   Total unused commitments under various commercial paper, warehouse, and operating line of credit agreements totaled $636.3 million as of March 31, 2004.

   The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company's contractual obligations as of March 31, 2004 were as follows:

                                                 As of March 31, 2004
                              ------------------------------------------------------------
                                            Less than                           More than
                                  Total      1 year     1-3 years   3-5 years    5 years
                              ------------------------------------------------------------
                                                  (DOLLARS IN THOUSANDS)
Bonds and notes payable.......$12,140,725     438,702     306,953     282,063   11,113,007
Operating lease obligations...     15,911       5,000       7,665       2,721          525
                              ------------  ---------- ----------- ----------- ------------
   Total......................$12,156,636     443,702     314,618     284,784   11,113,532
                              ============  ========== =========== =========== ============

   The Company has commitments with its branding partners, from whom the Company acquires student loans and to whom the Company provides marketing and origination services, and forward flow lenders, from whom the Company acquires student loans and to whom the Company provides origination services only, which obligate the Company to purchase loans originated under specific criteria, although the branding partners and forward flow lenders are not obligated to provide the Company with a minimum amount of loans. These commitments generally run for periods ranging from one to five years and are generally renewable. The Company is obligated to purchase student loans at current market rates at the respective sellers' requests under various agreements. As of March 31, 2004, $250.3 million of student loans were originated under these agreements which the Company was committed to purchase.

STUDENT LOAN PORTFOLIO

   The table below describes the components of the Company's loan portfolio as of March 31, 2004 and December 31, 2003:

                             As of March 31, 2004     As of December 31, 2003
                          ------------------------   --------------------------
                             Dollars     Percent        Dollars       Percent
                          ------------- ----------   --------------  ----------
                                          (dollars in thousands)
FFELP:
    Stafford...............$ 4,821,308       43.0 %    $ 4,901,289        46.9 %
    PLUS/SLS (a)...........    258,406        2.3          249,217         2.4
    Consolidation..........  5,894,594       52.6        5,073,081        48.5
Non-FFELP:
    Private loans..........     91,557        0.8           91,287         0.9
                           ------------ ----------   --------------   ----------
        Total.............. 11,065,865       98.7       10,314,874        98.7
Unamortized premiums.......    157,367        1.4          156,594         1.5
Allowance for loan losses:
    Allowance - FFELP......    (11,225)      (0.1)         (10,795)       (0.1)
    Allowance - Private....     (5,398)      (0.0)          (5,231)       (0.1)
                           ------------  ----------  --------------   ----------
        Net.............. $ 11,206,609      100.0 %   $ 10,455,442       100.0 %
                           ============  ==========  ==============   ==========

----------

(a) Supplemental Loans for Students, or SLS, are the predecessor to unsubsidized Stafford loans.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans.

     An analysis of the Company's allowance for loan losses is presented in the following table:

                                                                     Three Months Ended
                                                                          March 31,
                                                               ----------------------------
                                                                   2004           2003
                                                               -------------   ------------
                                                                  (dollars in thousands)
Balance at beginning of year...................................$     16,026       $ 12,000
Provision for loan losses:
     FFELP loans...............................................       1,415            660
     Private loans.............................................       1,700          1,750
                                                               -------------   ------------
        Total provision for loan losses........................       3,115          2,410
Charge-offs:
     FFELP loans...............................................        (986)          (538)
     Private loans.............................................      (1,628)          (667)
                                                               -------------   ------------
        Total charge-offs......................................      (2,614)        (1,205)
Recoveries, private loans......................................          96             17
                                                               -------------   ------------
Net charge-offs................................................      (2,518)        (1,188)
                                                               -------------   ------------
Balance at end of period.......................................$     16,623       $ 13,222
                                                               =============   ============
Allocation of the allowance for loan losses:
     FFELP loans...............................................$     11,225       $ 10,092
     Private loans.............................................       5,398          3,130
                                                               -------------   ------------
         Total allowance for loan losses...................... $     16,623       $ 13,222
                                                               =============   ============

Net loan charge-offs as a percentage of average student loans..       0.096 %        0.057 %
Total allowance as a percentage of average student loans.......       0.159 %        0.158 %
Total allowance as a percentage of ending balance of
  student loans................................................       0.150 %        0.149 %
Private allowance as a percentage of the ending balance
  of private loans.............................................       5.896 %        3.523 %
Average student loans..........................................$ 10,453,826    $ 8,348,923
Ending balance of student loans................................$ 11,065,865    $ 8,881,560
Ending balance of private loans................................$     91,557    $    88,839

    Delinquencies have the potential to adversely impact the Company's earnings through increased servicing and collection costs and account charge-offs. The table below shows the student loan delinquency amounts as of March 31, 2004 and December 31, 2003:

                                               As of March 31, 2004   As of December 31, 2003
                                              ----------------------  -----------------------
                                                 Balance     Percent     Balance      Percent
                                              ------------   -------  -------------   -------
                                                          (dollars in thousands)
FFELP Student Loan Portfolio:
    Loans in-school/grace/deferment(1)........$ 3,192,065               $ 2,941,228
    Loans in forebearance(2)..................  1,489,119                 1,362,335
    Loans in repayment status:
       Loans current..........................  5,666,130      90.1 %     5,245,316    88.6 %
       Loans delinquent 31-60 days(3).........    227,935       3.6         279,435     4.7
       Loans delinquent 61-90 days(3).........    127,373       2.0         130,339     2.2
       Loans delinquent 91 days or greater(4).    271,686       4.3         264,934     4.5
                                              ------------   --------   ------------  -------
         Total loans in repayment.............  6,293,124     100.0 %     5,920,024   100.0 %
                                              ===========    ========   ============  =======
         Total FFELP student loan portfolio...$10,974,308               $10,223,587
                                              ============              ============
PRIVATE STUDENT LOAN PORTFOLIO:
    Loans in-school/grace/deferment(1)........$    21,598               $    25,537
    Loans in forebearance(2)..................     13,934                    14,776
    Loans in repayment status:
       Loans current..........................     51,541      92.0 %        45,554    89.4 %
       Loans delinquent 31-60 days(3).........      1,689       3.0           2,531     5.0
       Loans delinquent 61-90 days(3).........      1,391       2.5           1,556     3.0
       Loans delinquent 91 days or greater(4).      1,404       2.5           1,333     2.6
                                              ------------   -------     -----------  ------
         Total loans in repayment.............     56,025     100.0 %        50,974   100.0 %
                                              ------------   =======     -----------  ======
         Total private student loan portfolio $    91,557                $   91,287
                                              ============               ===========

----------

(1) Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, E.G., residency periods for medical students or a grace period for bar exam preparation for law students.

(2) Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the servicer consistent with the established loan program servicing procedures and policies.

(3) The period of delinquency is based on the number of days scheduled payments are contractually past due and relate to repayment loans, that is, receivables not charged off, and not in school, grace, deferment, or forbearance.

(4) Loans delinquent 91 days or greater include loans in claim status, which are loans which have gone into default and have been submitted to the guaranty agency for FFELP loans or the private insurer for private loans, to process the claim for payment.

ORIGINATION AND ACQUISITION

   The Company's student loan portfolio increases through various channels, including originations through the direct channel and acquisitions through the branding partner channel, the forward flow channel, spot purchases and the secondary market. The Company's portfolio also increases with the addition of portfolios acquired through whole company or subsidiary acquisitions.

   One of the Company's primary objectives is to focus on originations through the direct channel and acquisitions through the branding partner channel. The Company has extensive and growing relationships with many large financial and educational institutions which are active in the education finance industry. The Company's branding relationships and forward flow relationships include Union Bank, an affiliate of the Company, as well as many schools and national and regional financial institutions. Loss of a strong relationship, like that with a significant branding partner, such as Union Bank, or with schools from which the Company directly or indirectly acquires a significant volume of student loans, could result in an adverse effect on the volume derived from the branding partner channel.

   The table below sets forth the activity during the three months ended March 31, 2004 and 2003 of loans originated or acquired through each of the Company's channels:

                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                            2004        2003
                                                      ------------- ------------
                                                        (dollars in thousands)
Beginning balance.................................... $ 10,314,874  $ 8,404,388
Direct channel:
    Consolidation loan originations..................      806,565      444,224
    Less consolidation of existing portfolio.........    (321,009)     (235,000)
                                                      ------------- ------------
       Net consolidation loan originations...........      485,556      209,224
    Stafford/PLUS loan originations..................       92,927       86,116
Branding partner channel.............................      354,503      366,322
Forward flow channel.................................       85,204      140,607
Other channels.......................................       20,996       28,620
                                                      ------------- ------------
    Total channel acquisitions.......................    1,039,186      830,889
Repayments, claims, capitalized interest, and other..     (288,195)    (353,717)
                                                      ------------- ------------
Ending balance....................................... $ 11,065,865  $ 8,881,560
                                                      ============= ============

STUDENT LOAN SPREAD ANALYSIS

   Maintenance of the spread on assets is a key factor in maintaining and growing the Company's income. The following table analyzes the student loan spread on the Company's portfolio of student loans during the three months ended March 31, 2004 and 2003 and represents the spread on assets earned in conjunction with the liabilities used to fund the assets:

                                                              Three Months Ended
                                                                   March 31,
                                                          ---------------------------
                                                               2004          2003
                                                          -------------  ------------
                                                             (dollars in thousands)
Student loan yield........................................     4.71 %          5.48 %
Consolidation rebate fees.................................    (0.55)          (0.41)
Premium amortization......................................    (0.76)          (0.77)
                                                          -------------  ------------
Student loan net yield....................................     3.40           4.30
Student loan cost of funds................................    (1.69)         (2.13)
                                                          -------------  ------------
Student loan spread, including variable rate floor income.     1.71           2.17
Variable rate floor income................................    (0.01)         (0.28)
                                                          -------------  ------------
Student loan spread, excluding variable rate floor income.     1.70 %         1.89 %
                                                          =============  ============

Average balance of student loans (in thousands)...........$ 10,453,826   $ 8,348,923


RISKS

RISK RELATED TO CONSOLIDATION LOANS

   The Company's student loan origination and lending activities could be significantly impacted by the reauthorization of the Higher Education Act relative to the single holder rule. For example, if the single holder rule, which generally restricts a competitor from consolidating loans away from a holder that owns all of a student's loans, were abolished, a substantial portion of the Company's non-consolidated portfolio would be at risk of being consolidated away by a competitor. On the other hand, abolition of the rule would also open up a portion of the rest of the market and provide the Company with the potential to gain market share. The portion of the rest of the market that would be opened up to the Company, as measured in aggregate principal amount of student loans, would be greater than the portion of the Company's non-consolidated portfolio that would be at risk of being consolidated by a competitor. Other potential changes to the Higher Education Act relating to consolidation loans which could impact the Company include, without limitation:

   o allowing refinancing of consolidation loans, which would open almost 53% of the Company's portfolio to such refinancing; and

   o allowing for variable-rate consolidation loans and extended repayment terms of Stafford loans, which would lead to less loans lost through consolidation of the Company's portfolio, but would also decrease consolidation opportunities.

POLITICAL/REGULATORY RISK

   Pursuant to the terms of the Higher Education Act, the FFEL Program is periodically amended, and the Higher Education Act must be reauthorized by Congress every five years in order to prevent sunset of that Act. Changes in the Higher Education Act made in the two most recent reauthorizations have included reductions in the student loan yields paid to lenders, increased fees paid by lenders and a decreased level of federal guarantee. Future changes could result in further negative impacts on the Company's business. Moreover, there can be no assurance that the provisions of the Higher Education Act, which is scheduled to expire on September 30, 2004, will be reauthorized. While Congress has consistently extended the effective date of the Higher Education Act, it may elect not to reauthorize the Department's ability to provide interest subsidies, special allowance payments and federal guarantees for student loans. Such a failure to reauthorize would reduce the number of federally guaranteed student loans available for the Company to originate and/or acquire in the future.

   Specific proposed legislation that could have a material effect on the Company's operations, if enacted, include:

    o initiatives aimed at supporting the FDL program to the detriment of the FFEL program;

    o restrictions on payments made under the FFEL program to achieve reductions in federal spending;

    o allowing for increased borrower limits, which may provide opportunities for increasing the average size of the Company's future loan originations;

    o eliminating variable-rate floor income as well as the 9.5% floor interest rate on loans refinanced with funds from pre-1993 tax-exempt financings;

    o changes to the single holder rule and other FFEL program rates and terms as discussed above under "-- Risk Related to Consolidation Loans;" and

    o changes to the single holder rule as it relates to the FFELP and Direct loans as discussed below.

   As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Department has published written correspondence, dated March 15, 2004 to the National Council of Higher Education Loan Programs ("NCHELP") and also to the Company, by a different author at the Department. The two letters are substantially identical, stating the Department's position that, effective as of May 2004, "a lender may make a consolidation loan to an eligible borrower only if the lender holds an outstanding loan of that borrower which is selected by the borrower for consolidation." The Department further took the position that this requirement cannot be met if the borrower is only consolidating loans made pursuant to the Higher Education Act other than FFELP loans. In subsequent discussions with the Department, the author of the March correspondence to NCHELP made a verbal clarification that the Department did not intend the March correspondence to prohibit consolidation of Direct Loans. The Company believes that the consolidation of Direct Loans, without consolidation of other FFELP loans at the same time, is legally permissible. By published correspondence to the industry, dated April 29, 2004, the Department extended the May 2004 effective date of the correspondence to September 1, 2004. The April 29, 2004 correspondence further explained that the March 15, 2004 correspondence applied to "instances where a borrower had one or more FFEL loans held by a single FFEL holder and also non-FFEL loans, the borrower could obtain a FFEL Consolidation loan only from that single FFEL holder." It is the Company's interpretation of the April 29, 2004 correspondence that it would permit a FFEL lender to consolidate only Direct loans. In addition, the web site of the Department expressly permits a FFEL lender to consolidate only direct loans. There are some Guarantee agencies, however, that have a concern about reinsurance of these loans. There are other Guarantors that are willing to guaranty a consolidation of Direct Loans only by a FFEL lender. Some in the student loan, college, and university community have asked for further guidance from the Department. It is our understanding that the Department has taken this issue under further advisement. However, in the event the Department does not clarify its intent in the correspondence of March and April, the Company's practice of consolidating Direct Loans could be significantly limited after September 1, 2004. Likewise, in the event the Department was to publish an interpretation of the law that a FFELP lender may not consolidate only Direct Loans, this would also have a significant impact on the Company's consolidation loan origination volume in the future. Currently, approximately 60% of the Company's affinity agreements with alumni associations are schools that participate in Direct Loans.

   In addition, the Department oversees and implements the Higher Education Act and periodically issues regulations and interpretations of that Act. Changes in such regulations and interpretations could negatively impact the Company's business.

LIQUIDITY RISK

   The Company's primary funding needs are those required to finance the student loan portfolio and satisfy the Company's cash requirements for new student loan originations and acquisitions, operating expenses, and technological development. The Company's operating and warehouse financings are provided by third parties. The term of each conduit facility is less than one year and each facility is renewable at the option of the lender and may be terminated at any time for cause. There can be no assurance that the Company will be able to maintain such conduit facilities, find alternative funding or increase the commitment level of such facilities, if necessary. While the Company's conduit facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future.

    In addition, the Company has historically relied upon, and expects to continue to rely upon, asset-backed securitizations as the Company's most significant source of funding for student loans on a long-term basis. A major disruption in the auction markets, such as insufficient potential bid orders to purchase all the notes offered for sale or being repriced, could subject the Company to interest costs substantially above the anticipated and historical rates paid on these types of securities. A change in the capital markets could limit the Company's ability to raise funds or significantly increase the cost of those funds, affecting its ability to acquire student loans.

CREDIT RISK

   The Company bears full risk of losses experienced with respect to the unguaranteed portion of its FFELP loans. Losses on the private loans will be borne by the Company, with the exception of certain privately insured loans, which constitutes a minority of the Company's private loan portfolio. The loan loss pattern on the Company's private loan portfolio is not as developed as that on its FFELP loan portfolio. The performance of student loans in the portfolio is affected by the economy, and a prolonged economic downturn may have an adverse effect on the credit performance of these loans. In addition, the Company's private loans are underwritten and priced according to risk, using credit scoring systems. The Company has defined underwriting and collection policies, as well as ongoing risk monitoring and review processes for all private loans. Management believes the Company has provided sufficient allowances to cover the losses that may be experienced in both its FFELP and private loan portfolios. There is, however, no guarantee that such allowances are sufficient enough to account for actual losses.

OPERATIONAL RISK

   Operational risk can result from regulatory compliance errors, technology failures, breaches of internal control system, and the risk of fraud or unauthorized transactions. Operational risk includes failure to comply with regulatory requirements of the Higher Education Act, rules and regulations of the agencies that act as guarantors on the student loans, and federal and state consumer protection laws and regulations on the Company's private loans. Such failure to comply, irrespective of the reason, could subject the Company to loss of the federal guarantee on FFELP loans, costs of curing servicing deficiencies or remedial servicing, suspension or termination of the Company's right to participate in the FFEL program or to participate as a servicer, negative publicity, and potential legal claims or actions brought by the Company's servicing customers and borrowers.

   The Company has the ability to cure servicing deficiencies and the Company's historical losses have been minimal. In addition, the Company's servicing and guarantee servicing activities are highly depended on its information systems, and the Company faces the risk of business disruption should there be extended failures of its systems. However, the Company has well-developed and tested business recovery plans to mitigate this risk. The Company also manages operational risk through its risk management and internal control processes covering its product and service offerings. These internal control processes are documented and tested regularly to ensure maintenance of internal controls over the Company's processes.

MARKET AND INTEREST RATE RISK

   The Company's primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which the Company could be impacted by shifts in market interest rates. Because the Company generates the majority of its earnings from the spread between the yield on the portfolio of student loans and the cost of funding these loans, the interest sensitivity of the Company's balance sheet is a key profitability driver. The majority of student loans have variable-rate characteristics in certain interest rate environments. Some of the student loans include fixed-rate components depending upon the rate reset provisions, or, in the case of consolidation loans, are fixed at the weighted average interest rate of the underlying loans at the time of consolidation. The following table sets forth the Company's loan assets and debt instruments by rate characteristics:


                                     As of March 31, 2004     As of December 31, 2003
                                   ------------------------  -------------------------
                                      Dollars     Percent       Dollars      Percent
                                   -------------  ---------  -------------  ----------
                                                  (dollars in thousands)
Fixed-rate loan assets (a)(b)......$ 6,370,553      57.6 %    $  5,532,497      53.6 %
Variable-rate loan assets..........  4,695,312      42.4         4,782,377      46.4
                                   ------------  ---------   --------------   --------
   Total...........................$11,065,865     100.0 %    $ 10,314,874     100.0 %
                                   ============  =========   ==============   ========

Fixed-rate debt instruments........$   866,439       7.1 %    $    927,694       8.2 %
Variable-rate debt instruments..... 11,274,286      92.9        10,438,764      91.8
                                   ------------  ---------   --------------   --------
   Total...........................$12,140,725     100.0 %    $ 11,366,458     100.0 %
                                   ============  =========   ==============   ========

----------

(a) Includes approximately $585 million and $561 million of variable-rate loan assets, which are classified as fixed-rate loan assets as a result of being financed by variable-rate, tax-exempt bonds subject to a 9.5% minimum yield as of March 31, 2004 and December 31, 2003, respectively.

(b) Includes approximately $1.5 billion and $1.0 billion of fixed-rate loan assets (primarily consolidation loans) in which the Company is earning a variable-rate due to special allowance payments.

   Historically, the Company has followed a policy of funding the majority of its student loan portfolio with variable-rate debt. In the current low interest rate environment, the FFELP loan portfolio is yielding excess income primarily due to the reduction in interest rates on the variable-rate liabilities funding student loans at the fixed borrower rate and due to consolidation loans earning interest at a fixed rate to the borrower. Therefore, absent utilizing derivative instruments, in a low interest rate environment, a rise in interest rates will have an adverse effect on earnings and fair values. In higher interest rate environments, where the interest rate rises above the borrower rate and the fixed-rate loans become variable rate and are effectively matched with variable-rate debt, the impact of rate fluctuations is substantially reduced.

   The Company attempts to match the interest rate characteristics of pools of loan assets with debt instruments of substantially similar characteristics, particularly in rising interest rate markets. Due to the variability in duration of the Company's assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities and the Company's opinion as to current and future market conditions. Based on those factors, the Company will periodically use derivative instruments as part of overall risk management strategy to manage risk arising from its fixed-rate and variable-rate financial instruments.

   Derivative instruments that are currently used as part of the Company's interest rate risk management strategy include interest rate swaps and basis swaps. The Company accounts for its derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the majority of the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments of $2.5 million are included in the derivative market value adjustment and net settlements in other income in the statement of income during the three months ended March 31, 2004 and have reduced the Company's net income. At March 31, 2004, the Company accounted for one interest rate swap as a cash flow hedge in accordance with SFAS No. 133. Gains and losses on the effective portion of this qualifying hedge is accumulated in other comprehensive income and reclassified to current period earnings over the period which the stated hedged transactions impact earnings. Ineffectiveness is recorded to earnings.

   The following table summarizes the Company's outstanding derivative instruments as of March 31, 2004:

                                   Notional amounts by product type
                            ---------------------------------------------
                               Fixed/                Floating/
                             floating      Basis       fixed
            Maturity          Basis (a)   swaps (b)   swaps(c)    Total
        --------------      -----------  ----------  ---------   --------
                                        (dollars in millions)
        2004............      $ 7,000           500        --      7,500
        2005............          400         1,000        210     1,610
        2006............           --           500        --        500
                            ----------   -----------  ---------  --------
          Total.........      $ 7,400         2,000        210     9,610
                            ==========   ===========  =========  ========
        Fair value (d)..      $  (1.6)         (3.3)       0.9      (4.0)
                            ==========   ===========  =========  ========

----------

(a) A fixed/floating swap is an interest rate swap in which the Company agrees to pay a fixed rate in exchange for a floating rate. The interest rate swap converts a portion of the Company's variable-rate debt (equal to the notional amount of the swap) to a fixed rate for a period of time fixing the relative spread between a portion of the Company's student loan assets and the converted fixed-rate liability.

(b) A basis swap is an interest rate swap agreement in which the Company agrees to pay a floating rate in exchange for another floating rate, based upon different market indices. The Company has employed basis swaps to limit its sensitivity to dramatic fluctuations in the underlying indices used to price a portion of its variable-rate assets and variable-rate debt.

(c) A floating/fixed swap is an interest rate swap in which the Company agrees to pay a floating rate in exchange for a fixed rate. The interest rate swap converts a portion of the Company's fixed-rate debt (equal to the notional amount of the swap) to a floating rate for a period of time.

(d) Fair value is determined from market quotes from independent security brokers. Fair value indicates an estimated amount the Company would receive
    (pay) if the contracts were cancelled or transferred to other parties.

   Effective January 14, 2004, the Company entered into five interest rate swaps with a combined notional amount of $6.0 billion that mature in the third and fourth quarters of 2004. In addition, in connection with the January 2004 debt offering of student loan asset-backed notes, the Company entered into an interest rate swap with a notional amount of $210 million that effectively converted debt with a fixed rate to a variable rate. These interest rate swaps do not qualify for hedge accounting under SFAS No. 133.

   The following is a summary of the amounts included in derivative market value adjustment and net settlements on the consolidated income statements:

                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                          2004        2003
                                                       -----------  ---------
                                                       (dollars in thousands)
     Change in fair value of derivative instruments..  $  (2,527)      --
     Settlements, net................................     (1,214)      --
                                                       -----------  ---------
     Derivative market value adjustment and net
     settlements.....................................  $  (3,741)      --
                                                       ===========  =========


   The following tables summarize the effect on the Company's earnings during the three months ended March 31, 2004 and 2003, based upon a sensitivity analysis performed by the Company assuming a hypothetical increase and decrease in interest rates of 100 basis points and an increase in interest rates of 200 basis points while funding spreads remain constant. The effect on earnings was performed on the Company's variable-rate assets and liabilities, and for the three months ended March 31, 2004, includes the effects of the derivative instruments in existence during the period.

   As a result of the Company's interest rate management activities, the Company expects the change in pre-tax net income resulting from 100 basis point and 200 basis point increases in interest rates will not result in a proportional decrease in net income due to the effective switch of some variable-rate loans to fixed-rate loans. The results of the Company's interest rate management activities initiated in 2004 can be seen in the following tables.


                                                                     Three Months Ended March 31, 2004
                                                       --------------------------------------------------------------------------
                                                       Change from decrease of   Change from increase of  Change from increase of
                                                          100 basis points          100 basis points          200 basis points
                                                      ------------------------  -----------------------   -----------------------
                                                         Dollar      Percent     Dollar       Percent      Dollar      Percent
                                                      ------------  ---------  -----------   ---------   ----------- -----------
                                                                     (dollars in thousands, except share data)
Effect on earnings:
     Increase (decrease) in pre-tax net income before
        impact of derivative settlements..............$   21,808      149.8 %    $ (4,484)    (30.8)%      $  (7,123)    (48.9)%
     Impact of derivative settlements.................   (17,033)    (117.0)       12,934      88.9           27,917     191.8
                                                      ------------  --------    ----------   --------     -----------   -------
      Increase in net income before taxes.............$    4,775       32.8 %    $  8,450      58.1 %      $  20,794     142.9 %
                                                      ============  ========    ==========   ========     ===========   =======
     Increase in  basic and diluted
        earning per share.............................$     0.06                 $   0.10                  $    0.24
                                                      ============              ==========                ===========

                                                                     Three Months Ended March 31, 2003
                                                       --------------------------------------------------------------------------
                                                       Change from decrease of   Change from increase of  Change from increase of
                                                          100 basis points          100 basis points          200 basis points
                                                      ------------------------  -----------------------   -----------------------
                                                         Dollar      Percent     Dollar       Percent      Dollar      Percent
                                                      ------------  ---------  -----------   ---------   ----------- -----------
                                                                     (dollars in thousands, except share data)
Effect on earnings:
     Increase (decrease) in pre-tax net income before
        impact of derivative settlements..............$   19,020      125.1 %   $ (10,639)     (70.0)%    $ (13,937)     (91.7)%
     Impact of derivative settlements.................       --         --            --         --             --         --
                                                      -----------   --------    ----------   --------     -----------   -------
     Increase (decrease) in net income before taxes...$   19,020      125.1 %   $ (10,639)     (70.0)%    $ (13,937)     (91.7)%
                                                      ===========   ========    ==========   ========     ===========   =======
     Increase (decrease) in  basic and diluted
        earning per share.............................$     0.26                $   (0.15)                    (0.19)
                                                      ===========               ==========                ===========

   The following tables set forth the Company's variable-rate assets and liabilities categorized by the reset date of the underlying index. Fixed-rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects the Company's interest rate-sensitive positions as of March 31, 2004 and December 31, 2003 and is not necessarily reflective of the positions that existed throughout the period:

                                                             As of March 31, 2004
                               -----------------------------------------------------------------------------
                                                       Interest rate sensitivity period
                               -----------------------------------------------------------------------------
                                 3 months      3 months      6 months      1 to 2       2 to 5       Over
                                 or less      to 6 months   to 1 year       years        years      5 years
                                ------------ ------------   -----------  -----------   ----------  ---------
                                                         (dollars in thousands)
Interest-sensitive assets:
    Student loans.............. $ 11,206,609   $    --      $    --      $    --     $    --     $    --
    Cash and investments.......    1,099,678        --           --           --          --          --
                               --------------  -----------  -----------  -----------  ----------  ----------
      Total interest-sensitive
        assets.................   12,306,287        --           --           --          --          --
                               --------------  -----------  -----------  -----------  ----------  ----------
Interest-sensitive liabilities:
    Short-term borrowings.......  11,274,286        --           --           --          --          --
    Long-term notes.............      53,728       52,412      114,203      181,028     298,268     166,800
                               --------------  -----------  -----------  -----------  ----------  ----------
      Total interest-sensitive
        liabilities............   11,328,014       52,412      114,203      181,028     298,268     166,800
                               --------------  -----------  -----------  -----------  ----------  ----------
Period gap.....................      978,273      (52,412)    (114,203)    (181,028)   (298,268)   (166,800)
Cumulative gap.................      978,273      925,861      811,658      630,630     332,362     165,562
Ratio of interest-sensitive
    assets to interest-
    sensitive liabilities......       108.6 %       --  %        --   %        --  %      --   %      --   %
                               ==============  ===========  ===========  ===========  ==========  ==========
Ratio of cumulative gap to
  total interest-sensitive
  assets......................           7.9 %       7.5 %        6.6 %        5.1 %       2.7 %       1.3 %
                               ==============  ===========  ===========  ===========  ==========  ==========

                                                             As of March 31, 2003
                               -----------------------------------------------------------------------------
                                                       Interest rate sensitivity period
                               -----------------------------------------------------------------------------
                                 3 months      3 months      6 months      1 to 2       2 to 5       Over
                                 or less      to 6 months   to 1 year       years        years      5 years
                                ------------ ------------   -----------  -----------   ----------  ---------
                                                         (dollars in thousands)

Interest-sensitive assets:
    Student loans...............$10,455,442   $   --       $    --       $   --       $   --       $   --
    Cash and investments........  1,155,215       --            --           --           --           --
                               ------------   ----------   -----------  -----------   ----------   ----------
      Total interest-sensitive
        assets.................. 11,610,657       --            --           --           --           --
                               ------------   ----------   -----------  -----------   ----------   ----------
Interest-sensitive liabilities:
    Short-term borrowings......  10,438,764       --            --           --           --           --
    Long-term notes............      61,237       54,355       108,167      206,484      311,588      185,863
                               ------------   ----------   -----------  -----------   ----------   ----------
      Total interest-sensitive
        liabilities...........   10,500,001       54,355       108,167      206,484      311,588      185,863
                               ------------   ----------   -----------  -----------   ----------   ----------
Period gap....................    1,110,656      (54,355)     (108,167)    (206,484)    (311,588)    (185,863)
Cumulative gap................    1,110,656    1,056,301       948,134      741,650      430,062      244,199
Ratio of interest-sensitive
    assets to interest-
    sensitive liabilities.....        110.6 %     --     %       --    %     --     %      --    %       --   %
                               ============   ==========   ===========  ===========   ==========   ==========
Ratio of cumulative gap to
    total interest-
    sensitive assets.........           9.6 %        9.1 %         8.2 %        6.4 %        3.7 %        2.1 %
                               ============   ==========   ===========  ===========   ==========   ==========


CRITICAL ACCOUNTING POLICIES

   This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 3 of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

   On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most "critical" -- that is, they are most important to the portrayal of the Company's financial condition and results of operations and they require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies include securitization accounting, determining the level of the allowance for loan losses, and determining the level of the program reimbursement reserve.

SECURITIZATION ACCOUNTING

   The Company uses the issuance of asset-backed securities, commonly called securitization transactions, as a key component of its financing strategy. In conjunction with these transactions, the Company transfers student loans to a trust, which issues bonds backed by the student loans. The Company's securitization transactions do not qualify for sale treatment under SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES-A REPLACEMENT OF SFAS NO. 125, as the trusts continue to be under the Company's effective control and as such the Company does not record or recognize gain on sale in conjunction with the transaction, but rather treat the transfers as secured borrowings. All of the financial activities and related assets and liabilities, including debt, of the securitizations are reflected and consolidated in the Company's financial statements. Servicing, administrative support services and other intercompany activities have been eliminated in accordance with generally accepted accounting principles.

ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses represents management's estimate of probable losses on student loans. This evaluation process is subject to numerous estimates and judgments. In making such estimates and judgments, management considers such things as the value and character of loans outstanding, past loan loss experience, and general economic conditions. The Company evaluates the adequacy of the allowance for losses on its FFELP loan portfolio separately from its private loan portfolio. Historical delinquencies and credit loss experience are also considered when reviewing the current aging of the portfolio, together with analyses that reflect current trends and conditions.

   In contrast to the determination of the Company's allowance for loan losses for its private loan portfolio, when the Company determines the allowance for its FFELP loan portfolio, the Company considers trends in student loan claims rejected for payment by guaranty agencies and the amount of FFELP loans subject to the 2% risk sharing. The allowance is based on periodic evaluations of the Company's loan portfolio considering past experience, changes to federal student loan programs, current economic conditions, and other relevant factors.

   In determining the adequacy of the allowance for loan losses on private loans, the Company considers several factors including: loans in repayment versus those in non-paying status; months in repayment; delinquency status; type of program; current economic conditions; and trends in defaults in the portfolio based on the Company's experience and industry data.

   The allowance for FFELP and private loans is maintained at a level management believes is adequate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective, as it requires estimates that may be susceptible to significant changes.

PROGRAM REIMBURSEMENT RESERVE

   The program reimbursement reserve represents the amount that management estimates the Company could be required to repay to lenders due to its failure to follow prescribed due diligence procedures or other servicing activities prescribed by the Higher Education Act. Failure to meet certain due diligence requirements that must be followed to maintain the Department guarantee on the loans will cause a loss of the guarantee on the loans and potential loss to the Company if it is unable to cure the deficiency under procedures prescribed by the federal government.

   This evaluation process is subject to numerous estimates and judgments. In making these estimates and judgments, management considers such factors as the outstanding loan volume that the Company services, servicing loss experience, cure experience, portfolio default rates, and general economic conditions. The program reimbursement reserve is determined based on a process that begins with an estimate of the probable losses on serviced student loans. This estimate is based on the weighted average historical loss rates for the past ten years, current portfolio delinquency rates, and other economic conditions that provide information on the expected servicing losses. The estimated loss rate is applied to the student loans currently serviced to derive a gross estimated servicing loss. The estimated servicing loss is then reduced by the estimated cure rate on such claims. The estimated cure rate is based on the weighted average historical cure rates for the past ten years to derive a reasonable estimate of the expected cure rate. The gross servicing losses net of the estimated cures will provide the estimated servicing reimbursement reserve that the Company recognizes.

   The program reimbursement reserve reflects assumptions and estimates the Company believes are reasonable in light of historical servicing errors and known trends with respect to student loans serviced. However, these estimates and assumptions are inherently subjective and may be susceptible to significant changes. Management continually measures expected losses against actual losses and assumptions are revised accordingly. Management believes that the program reimbursement reserve is adequate to cover probable losses in the portfolio of student loans serviced.

RECENT ACCOUNTING PRONOUNCEMENTS

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

   In January 2003, the Financial Accounting Standards Board issued FIN No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN No. 46"). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, which are referred to as variable interest entities. Variable interest entities are required to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. FIN No. 46 also requires new disclosures about variable interest entities. The implementation date was deferred until December 31, 2003 for calendar year companies. In December 2003, the FASB issued revised interpretation No. 46 ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate this entity. The clarifications and modifications applies to periods ending after December 31, 2003. FIN No. 46 and 46R do not have a material effect on the Company's financial statements.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 149 -- AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

   This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a) of SFAS No. 133, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on the Company's financial statements.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

   In May 2003, the FASB issued SFAS No 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the standard effective July 1, 2003. The adoption of SFAS No. 150 did not have a significant impact on the Company's financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Included within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 4.  CONTROLS AND PROCEDURES

   Under supervision and with the participation of certain members of the Company's management, including the co-chief executive officers and the chief financial officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the Company's co-chief executive officers and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this Quarterly Report on Form 10-Q as it relates to the Company and its consolidated subsidiaries.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters principally consist of claims by borrowers disputing the manner in which their loans have been processed. On the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company's management that the disposition or ultimate determination of these claims, lawsuits and proceedings will not have a material adverse effect on the Company's business, financial position, or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   On December 11, 2003, the Company issued and sold an aggregate of 8,000,000 shares of its Class A common stock pursuant to an effective registration statement under the Securities Act, which was declared effective by the SEC on December 11, 2003 (Registration No. 333-108070) for $21 per share, or an aggregate of $168,000,000. On December 22, 2003, the Company issued and sold an aggregate of 586,800 shares of its Class A common stock pursuant to the registration statement under the Securities Act for $21 per share, or an aggregate of $12,322,800. The Company has used the net proceeds of $163.6 million from these offerings as follows: $29.3 million was used to fund the four acquisitions discussed in note 2 to the consolidated financial statements included in this quarterly report, $30.0 million was used to repay then-outstanding revolving credit indebtedness, and the remaining proceeds have been used by the Company to purchase student loans, or interests therein, and pay for costs incurred on student loan related financings.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Nothing to report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Nothing to report.


ITEM 5.  OTHER INFORMATION

   Nothing to report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a) EXHIBITS

       EXHIBIT
          NO.                         DESCRIPTION
      --------  ----------------------------------------------------------------
        2.1 Plan of Reorganization, Plan of Merger and Merger Agreement, dated as of October 14, 1999, by and between Union Financial Services, Inc. and National Education Loan Network, Inc. Incorporated by reference to Exhibit 2.1 to the registrant's Form S-1 Registration Statement.
        2.2 Articles of Merger certified by Union Financial Services, Inc., dated October 15, 1999. Incorporated by reference to Exhibit 2.2 to the registrant's Form S-1 Registration Statement.
        2.3 Agreement and Plan of Reorganization, dated as of March 1, 2000, by and among UNIPAC Service Corporation, NelNet, Inc. (subsequently renamed National Education Loan Network, Inc.) and National Education Loan Network, Inc. Incorporated by reference to Exhibit 2.3 to the registrant's Form S-1 Registration Statement.
        2.4 Plan of Merger, dated as of March 1, 2000, by and among NelNet, Inc. (subsequently renamed National Education Loan Network, Inc.), National Education Loan Network, Inc. and UNIPAC Service Corporation. Incorporated by reference to Exhibit 2.4 to the registrant's Form S-1 Registration Statement.
        2.5 Articles of Merger certified by NelNet, Inc., dated March 1, 2000. Incorporated by reference to Exhibit 2.5 to the registrant's Form S-1 Registration Statement.
        2.6 Letter Agreement relating to the purchase of the stock of InTuition Holdings, Inc., dated as of June 15, 2000, between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Farmers & Merchants Investment Inc. Incorporated by reference to Exhibit 2.6 to the registrant's Form S-1 Registration Statement.
       2.7 Transfer Agreement with Irrevocable Power of Attorney, dated as of June 28, 2001, by and between InTuition Development Holdings, LLC and InTuition Guarantee Services II, Inc. (which subsequently became Nelnet Guarantee Services Inc.) relating to the membership interests in InTuition Guarantee Services, LLC (which subsequently became GuaranTec LLP). Incorporated by reference to Exhibit 2.7 to the registrant's Form S-1 Registration Statement.
       2.8      Master Stock Purchase Agreement, dated as of December 12,
                2001, by and between EFS, Inc. and NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 2.8 to the registrant's Form S-1 Registration Statement.

       2.9 Stock Purchase Agreement, dated as of January 24, 2002, by and among NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Hilario Arguinchona. Incorporated by reference to Exhibit 2.9 to the registrant's Form S-1 Registration Statement.
       2.10 Purchase Agreement, dated as of February 14, 2002, by and between InTuition Guarantee Services, LLC and NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 2.10 to the registrant's Form S-1 Registration Statement.
       2.11 Stock Purchase Agreement, dated May 1, 2002, by and among Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.) and Nelnet, Inc. (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 2.11 to the registrant's Form S-1 Registration Statement.
       2.12 Stock Purchase Agreement, dated as of May 1, 2002, by and between Farmers & Merchants Investment Inc. and Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.). Incorporated by reference to Exhibit 2.12 to the registrant's Form S-1 Registration Statement.
       2.13 Stock Purchase Agreement, dated May 2, 2002, by and among Packers Service Group, Inc. and Infovisa, Inc. Incorporated by reference to Exhibit 2.13 to the registrant's Form S-1 Registration Statement.
       2.14 Stock Purchase Agreement, dated as of May 9, 2002, among Thomas Morrill, James Callier, Michael Cruskie, Dominic Rotondi and Nelnet, Inc. (subsequently renamed National Education Loan Network, Inc.) concerning Charter Account Systems, Inc. Incorporated by reference to Exhibit 2.14 to the registrant's Form S-1 Registration Statement.
       2.15 Senior Stock Purchase (Call) Option Agreement by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Maine Educational Loan Marketing Corporation dated as of June 30, 2000. Incorporated by reference to Exhibit
                2.15 to the registrant's Form S-1 Registration Statement.
       2.16 Purchase Agreement, dated as of July 3, 2003, by and between Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.), Union Financial Services, Inc. and Packers Service Group, Inc. Incorporated by reference to Exhibit 2.16 to the registrant's Form S-1 Registration Statement.
       2.17 Agreement for Purchase of LLC Membership Interest among David A. Hoeft, Todd J. Wolfe, Tina D. Mercer, Premier Credit of North America, LLC and Nelnet, Inc., dated as of January 28, 2004. Incorporated by reference to Exhibit 2.17 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
        3.1 Second Amended and Restated Articles of Incorporation of Nelnet, Inc. Incorporated by reference to Exhibit 3.1 to the registrant's Form S-1 Registration Statement.
        3.2 Second Amended and Restated Bylaws of Nelnet, Inc. Incorporated by reference to Exhibit 3.2 to the registrant's Form S-1 Registration Statement.
        4.1 Form of Class A Common Stock Certificate of Nelnet, Inc. Incorporated by reference to Exhibit 4.1 to the registrant's Form S-1 Registration Statement.
        4.2 Indenture of Trust by and between Nelnet Student Loan Corporation-2 and Zions First National Bank, as Trustee, dated as of June 1, 2000. Incorporated by reference to Exhibit 4.2 to the registrant's Form S-1 Registration Statement.
        4.3 Series 2000 Supplemental Indenture of Trust by and between Nelnet Student Loan Corporation-2 and Zions First National
                Bank, as Trustee, authorizing the issuance of $1,000,000,000 NELNET Student Loan Corporation-2 Taxable Student Loan Asset-Backed Notes Series 2000, dated as of June 1, 2000. Incorporated by reference to Exhibit 4.3 to the registrant's Form S-1 Registration Statement.
        4.4 Indenture of Trust by and between Nelnet Student Loan Trust 2002-1 and Zions First National Bank, as Trustee, dated as of May 1, 2002. Incorporated by reference to Exhibit 4.4 to the registrant's Form S-1 Registration Statement.
        4.5 Indenture of Trust by and between Nelnet Student Loan Trust 2002-2 and Zions First National Bank, as Trustee, dated as of September 1, 2002. Incorporated by reference to Exhibit 4.5 to the registrant's Form S-1 Registration Statement.
        4.6 Indenture of Trust between Nelnet Student Loan Trust 2003-1 and Zions First National Bank, as Trustee, dated as of January 1, 2003. Incorporated by reference to Exhibit 4.6 to the registrant's Form S-1 Registration Statement.
        4.7 Indenture of Trust by and among Nelnet Education Loan Funding, Inc., Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, and Wells Fargo Bank Minnesota, National Association, as Eligible Lender Trustee, dated as of June 1, 2003. Incorporated by reference to Exhibit 4.7 to the registrant's Form S-1 Registration Statement.
        4.8 Series 2003-1 Supplemental Indenture of Trust by and between Nelnet Education Loan Funding, Inc. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, authorizing the issuance of $1,030,000,000 Nelnet Education
                Loan Funding, Inc. Student Loan Asset-Backed Notes Series 2003-1, dated as of June 1, 2003. Incorporated by reference to
                Exhibit 4.8 to the registrant's Form S-1 Registration
                Statement.
        4.9 Option Agreement, dated as of January 24, 2002, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Hilario Arguinchona. Incorporated by reference to Exhibit 4.10 to the registrant's Form S-1 Registration Statement.
        4.10 Registration Rights Agreement, dated as of December 16, 2003, by and among Nelnet, Inc. and the shareholders of Nelnet, Inc. signatory thereto. Incorporated by reference to Exhibit 4.11 to the registrant's Form S-1 Registration Statement.
        4.11 Indenture of Trust among Nelnet Education Loan Funding, Inc. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and Eligible Lender Trustee, dated as of January 1, 2004. Incorporated by reference to Exhibit 4.11 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
        4.12    Trust Agreement, dated as of April 1, 2001, among NELNET
                Student Loan Corporation-1, as Depositor, MELMAC LLC, as Depositor, NELnet, Inc. (subsequently renamed National
                Education Loan Network, Inc.), as Administrator, The Chase Manhattan Bank, as Collateral Agent, Note Registrar and Note Paying Agent, and Wilmington Trust Company, as Trustee, Certificate Registrar and Certificate Paying Agent.
                Incorporated by reference to Exhibit 10.59 to the registrant's Form S-1 Registration Statement.
       4.13     Trust Agreement, dated as of December 1, 2001, among EMT
                Corp., as Depositor, NELnet, Inc. (subsequently renamed
                National Education Loan Network, Inc.), as Administrator, JPMorgan Chase Bank, as Collateral Agent, Note Registrar and Note Paying Agent, and Wilmington Trust Company, as Trustee, Certificate Registrar and Certificate Paying Agent.
                Incorporated by reference to Exhibit 10.60 to the registrant's Form S-1 Registration Statement.
      4.14* Indenture of Trust among Nelnet Education Loan Funding, Inc. and Wells Fargo Bank, National Association, as Indenture Trustee and Eligible Lender Trustee, dated as of April 1, 2004.
      10.2 Agreement to Terminate Stockholders Agreement, dated as of August 4, 2003, by and among Nelnet Loan Services, Inc. (f/k/a UNIPAC Service Corporation) (subsequently renamed Nelnet,
                Inc.) and those stockholders party to the Stockholders
                Agreement dated as of March 2, 2000. Incorporated by reference to Exhibit 10.2 to the registrant's Form S-1 Registration Statement.
      10.3 Warehouse Loan and Security Agreement among NHELP-I, Inc., as the Borrower, Norwest Bank Minnesota, National Association, as the Trustee, and Concord Minutemen Capital Company, LLC, as the Lender, dated as of September 30, 1998. Incorporated by reference to Exhibit 10.3 to the registrant's Form S-1 Registration Statement.
      10.4 First Amendment to Warehouse Loan and Security Agreement, among NHELP-I Inc., as the Borrower, Norwest Bank Minnesota, National Association, as the Trustee, and Concord Minutemen Capital Company, LLC, as the Lender, dated as of December 15, 1998. Incorporated by reference to Exhibit 10.4 to the registrant's Form S-1 Registration Statement.
      10.5 Second Amendment to Warehouse Loan and Security Agreement among NHELP-I, Inc., as the Borrower, Norwest Bank Minnesota, National Association, as the Trustee, and Concord Minutemen Capital Company, LLC, as the Lender, dated as of September 29, 1999. Incorporated by reference to Exhibit 10.5 to the registrant's Form S-1 Registration Statement.
      10.6 Third Amendment to Warehouse Loan and Security Agreement, dated as of November 16, 1999, among NHELP-I, Inc., Concord Minutemen Capital Company, LLC and Norwest Bank Minnesota, National Association. Incorporated by reference to Exhibit
                10.6 to the registrant's Form S-1 Registration Statement.
      10.7 Fourth Amendment to Warehouse Loan and Security Agreement, dated as of February 1, 2000, among NHELP-I, Inc., Concord Minutemen Capital Company, LLC and Norwest Bank Minnesota, National Association. Incorporated by reference to Exhibit
                10.7 to the registrant's Form S-1 Registration Statement.
      10.8 Fifth Amendment to Warehouse Loan and Security Agreement among NHELP-I, Inc., as the Borrower, Wells Fargo Bank Minnesota, National Association, as the successor Trustee, and Concord Minutemen Capital Company, LLC, as the Lender, dated as of September 1, 2000. Incorporated by reference to Exhibit 10.8 to the registrant's Form S-1 Registration Statement.
      10.9 Sixth Amendment to Warehouse Loan and Security Agreement, dated as of September 24, 2002, among NHELP-I, Inc., Concord Minutemen Capital Company, LLC and Wells Fargo Bank Minnesota, National Association. Incorporated by reference to Exhibit
                10.9 to the registrant's Form S-1 Registration Statement.
      10.10     Warehouse Note Purchase and Security Agreement among
                NHELP-III, Inc., as the Issuer, Norwest Bank Minnesota,
                National Association, as the Trustee, Delaware Funding Corporation, as a Note Purchaser, Three Rivers Funding Corporation, as a Note Purchaser, Morgan Guaranty Trust
                Company of New York, as DFC Agent and Administrative Agent, and Mellon Bank, N.A., as TRFC Agent, dated as of September 1, 1999. Incorporated by reference to Exhibit 10.10 to the registrant's Form S-1 Registration Statement.
      10.11 First Amendment to Warehouse Note Purchase and Security Agreement among NHELP-III, Inc., as the Issuer, Wells Fargo
                Bank Minnesota, National Association, as the successor
                Trustee, Delaware Funding Corporation, as a Note Purchaser, Three Rivers Funding Corporation, as a Note Purchaser, Morgan Guaranty Trust Company of New York, as DFC Agent and Administrative Agent, and Mellon Bank, N.A., as TRFC Agent, dated as of September 1, 2000. Incorporated by reference to
                Exhibit 10.11 to the registrant's Form S-1 Registration
                Statement.
      10.12 Second Amendment to Warehouse Note Purchase and Security Agreement among NHELP-III, Inc., as the Issuer, Wells Fargo
                Bank Minnesota, National Association, as the successor
                Trustee, Delaware Funding Corporation, as a Note Purchaser, Three Rivers Funding Corporation, as a Note Purchaser,
                JPMorgan Chase Bank, as DFC Agent and Administrative Agent, and Mellon Bank, N.A., as TRFC Agent, dated as of September
                12, 2002. Incorporated by reference to Exhibit 10.12 to the registrant's Form S-1 Registration Statement.

      10.13 Amendment to Warehouse Note Purchase and Security Agreement, dated as of June 1, 2003, by and among NHELP-III, Inc., as the Issuer, Delaware Funding Corporation, as Note Purchaser, Three Rivers Funding Corporation, as Note Purchaser, JPMorgan Chase Bank (successor to Morgan Guaranty and Trust Company of New
                York), as DFC Agent and Administrative Agent, and Mellon Bank, N.A., as TRFC Agent. Incorporated by reference to Exhibit
                10.13 to the registrant's Form S-1 Registration Statement.
      10.14     Warehouse Loan and Security Agreement among NELnet Student
                Loan Warehouse Corporation-1, as Borrower, Zions First
                National Bank, as Trustee, Thunder Bay Funding Inc., as
                Lender, and Royal Bank of Canada, as Facility Agent and Alternate Lender, dated as of February 1, 2002. Incorporated by reference to Exhibit 10.14 to the registrant's Form S-1 Registration Statement.
      10.15 Amended and Restated Warehouse Loan and Security Agreement among Nelnet Education Loan Funding, Inc., as Borrower, Wells Fargo Bank Minnesota, National Association, as Eligible Lender Trustee, Zions First National Bank, as Trustee, Thunder Bay Funding Inc., as Lender, and Royal Bank of Canada, as Facility Agent and Alternate Lender, dated as of April 28, 2003. Incorporated by reference to Exhibit 10.15 to the registrant's Form S-1 Registration Statement.
      10.16 Warehouse Note Purchase and Security Agreement among Nelnet Education Loan Funding, as Borrower, Wells Fargo Bank
                Minnesota, National Association, as Trustee, Wells Fargo Bank Minnesota, National Association, as Eligible Lender Trustee, Quincy Capital Corporation, as Bank of America Conduit Lender, Bank of America, N.A., as Bank of America Alternate Lender,
                Bank of America, N.A., as Bank of America Facility Agent,
                Gemini Securitization Corp., as Deutsche Bank Conduit Lender, Deutsche Bank AG, New York Branch, as Deutsche Bank Alternate Lender, Deutsche Bank AG, New York Branch, as Deutsche Bank Facility Agent, Barton Capital Corporation, as Societe
                Generale Conduit Lender, Societe Generale, as Societe Generale Alternate Lender, Societe Generale, as Societe Generale
                Facility Agent, and Bank of America, N.A., as Administrative Agent, dated as of May 1, 2003. Incorporated by reference to
                Exhibit 10.16 to the registrant's Form S-1 Registration
                Statement.
        10.17 Credit Agreement, dated as of January 11, 2002, by and among Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.), Nelnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit 10.17 to the registrant's Form S-1 Registration Statement.
        10.18 First Amendment to Credit Agreement, dated as of January 24, 2003, by and among Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.), Nelnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit 10.18 to the registrant's Form S-1 Registration Statement.
        10.19 Second Amendment to Credit Agreement and First Amendment to Application and Agreement for Standby Letter of Credit, dated as of August 18, 2003, by and among National Education Loan Network, Inc. (formerly known as Nelnet, Inc.), Nelnet, Inc. (formerly known as Nelnet Loan Services, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit 10.19 to the registrant's Form S-1 Registration Statement.
        10.20 Security Agreement, dated as of January 11, 2002, by and between Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit
                10.20 to the registrant's Form S-1 Registration Statement.
        10.21 Guaranty Agreement, dated as of January 11, 2002, by and among Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.), Nelnet, Inc. (subsequently renamed National Education Loan Network, Inc.), Nelnet Corporation (subsequently renamed Nelnet Corporate Services, Inc.), Nelnet Marketing Solutions, Inc., ClassCredit, Inc., Nelnet Guarantee Services, Inc., InTuition, Inc., EFS, Inc., EFS Services, Inc., EFS Finance Co., GuaranTec LLP and National Higher Education Loan Program, Inc. Incorporated by reference to Exhibit 10.21 to the registrant's Form S-1 Registration Statement.
        10.22 Intercreditor Agreement, dated as of January 11, 2002, by and among Farmers & Merchants Investment Inc., Bank of America, N.A. and Nelnet, Inc. (subsequently renamed National Education Loan Network, Inc.) Incorporated by reference to Exhibit 10.22 to the registrant's Form S-1 Registration Statement.
        10.23 Irrevocable Letter of Credit in the amount of $50,000,000, dated as of May 23, 2003, by and between Nelnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit 10.23 to the registrant's Form S-1 Registration Statement.
        10.24 Continuing Guaranty, dated as of May 23, 2003, by and between Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit
                10.24 to the registrant's Form S-1 Registration Statement.
        10.25 Agreement Between 5280 Solutions and Nelnet/Unipac, dated as of April 12, 2001. Incorporated by reference to Exhibit 10.25 to the registrant's Form S-1 Registration Statement.
        10.26 Employment Contract, dated as of May 1, 2001, by and between NHELP, Inc. and Richard H. Pierce. Incorporated by reference to
                Exhibit 10.26 to the registrant's Form S-1 Registration
                Statement.
        10.27 Marketing Expense Reimbursement Agreement, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.27 to the registrant's Form S-1 Registration Statement.
        10.28 First Amendment of Marketing Expense Reimbursement Agreement, dated as of April 1, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (f/k/a National Education Loan
                Network, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.28 to the registrant's Form S-1 Registration Statement.

        10.29 Second Amendment of Marketing Expense Reimbursement Agreement, dated as of December 21, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (f/k/a National Education Loan Network, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.29 to the registrant's Form S-1 Registration Statement.
        10.30 Amended and Restated Participation Agreement, dated as of June 1, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.30 to the registrant's Form S-1 Registration Statement.
        10.31 First Amendment of Amended and Restated Participation Agreement, dated as of December 19, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to
                Exhibit 10.31 to the registrant's Form S-1 Registration
                Statement.
        10.32 Second Amendment of Amended and Restated Participation Agreement, dated as of December 1, 2002, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.32 to the registrant's Form S-1 Registration Statement.
        10.33 Alternative Loan Participation Agreement, dated as of June 29, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.33 to the registrant's Form S-1 Registration Statement.
        10.34 Amended and Restated Agreement, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.34 to the registrant's Form S-1 Registration Statement.
        10.36 Guaranteed Purchase Agreement, dated as of March 19, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.36 to the registrant's Form S-1 Registration Statement.
        10.37 First Amendment of Guaranteed Purchase Agreement, dated as of February 1, 2002, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.37 to the registrant's Form S-1 Registration Statement.
        10.38 Second Amendment of Guaranteed Purchase Agreement, dated as of December 1, 2002, by and between Nelnet, Inc. (f/k/a/ NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.38 to the registrant's Form S-1 Registration Statement.
        10.39 Agreement For Use of Revolving Purchase Facility, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.78 to the registrant's Form S-1 Registration Statement.
        10.40 Nelnet, Inc. Executive Officers' Bonus Plan. Incorporated by reference to Exhibit 10.79 to the registrant's Form S-1 Registration Statement.
        10.41   Share Retention Policy. Incorporated by reference to Exhibit
                10.83 to the registrant's Form S-1 Registration Statement.
        10.42   Nelnet, Inc. Restricted Stock Plan. Incorporated by reference to
                Exhibit 4.12 to the registrant's Form S-1 Registration
                Statement.
        10.43 Nelnet, Inc. Directors Stock Compensation Plan. Incorporated by reference to Exhibit 4.13 to the registrant's Form S-1 Registration Statement.
        10.44 Nelnet, Inc. Employee Share Purchase Plan. Incorporated by reference to Exhibit 4.14 to the registrant's Form S-1 Registration Statement.
        10.45 Operating Agreement of FirstMark Services, LLC, dated as of March 31, 2002. Incorporated by reference to Exhibit 10.84 to the registrant's Form S-1 Registration Statement.
        10.46 Credit Agreement by and among Nelnet, Inc., National Education Loan Network, Inc., M&I Marshall Ilsley Bank, SunTrust Bank, First National Bank of Omaha and Fifth Third Bank, Indiana, dated as of September 25, 2003. Incorporated by reference to
                Exhibit 10.85 to the registrant's Form S-1 Registration
                Statement.
        10.47 Guaranty Agreement, by and among Charter Account Systems, Inc., ClassCredit, Inc., EFS, Inc., EFS Services, Inc., GuaranTec, LLP, Idaho Financial Associates, Inc., InTuition, Inc., National Higher Educational Loan Program, Inc., Nelnet Canada, Inc., Nelnet Corporation (subsequently renamed Nelnet Corporate Services, Inc.), Nelnet Guarantee Services, Inc., Nelnet Marketing Solutions, Inc., Student Partner Services, Inc., UFS Securities, LLC and Shockley Financial Corp., dated as of September 25, 2003. Incorporated by reference to Exhibit 10.86 to the registrant's Form S-1 Registration Statement.
        10.48 Security Agreement, dated as of September 25, 2003, by and between Nelnet, Inc. and M&I Marshall & Ilsley Bank, as Agent. Incorporated by reference to Exhibit 10.87 to the registrant's Form S-1 Registration Statement.
        10.49 Security Agreement, dated as of September 25, 2003, by and between National Education Loan Network, Inc. and M&I Marshall & Ilsley Bank, as Agent. Incorporated by reference to Exhibit
                10.88 to the registrant's Form S-1 Registration Statement.
        10.50 Intercreditor Agreement, dated as of September 25, 2003, by and among M&I Marshall & Ilsley Bank, SunTrust Bank, First National Bank of Omaha, Fifth Third Bank, Indiana and Bank of America, N.A. Incorporated by reference to Exhibit 10.89 to the registrant's Form S-1 Registration Statement.
        10.51 Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Bank of America, N.A., dated as of June 25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003. Incorporated by reference to Exhibit 10.90 to the registrant's Form S-1 Registration Statement.

        10.52 Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Deutsche Bank AG, New York Branch, dated as of June
                25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003. Incorporated by reference to Exhibit 10.91 to the registrant's Form S-1 Registration Statement.
        10.53 Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Societe Generale, dated as of June 25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003. Incorporated by reference to Exhibit 10.92 to the registrant's Form S-1 Registration Statement.
        10.54 Third Amendment to Credit Agreement, dated effective September 26, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc. and Bank of America, N.A. Incorporated by reference to Exhibit 10.93 to the registrant's Form S-1 Registration Statement.
        10.55 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements and Standby Student Loan Purchase Agreements, dated effective October 21, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company and Bank of America, N.A. Incorporated by reference to
                Exhibit 10.94 to the registrant's Form S-1 Registration
                Statement.
        10.56 Letter Agreement between Nelnet Education Loan Funding, Inc. and Deutsche Bank AG, dated as of February 20, 2004. Incorporated by reference to Exhibit 10.56 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
        10.57 Letter Agreement between Nelnet Education Loan Funding, Inc. and Bank of America, N.A., dated as of February 20, 2004. Incorporated by reference to Exhibit 10.57 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
        10.58 Letter Agreement between Nelnet Education Loan Funding, Inc. and Societe Generale, dated as of February 20, 2004. Incorporated by reference to Exhibit 10.58 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
        10.59 Lease Assignment and Assumption Agreement between MES - Maine Education Services as assignor and Nelnet Corporate Services, Inc. as assignee, dated as of February 1, 2004. Incorporated by reference to Exhibit 10.59 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
        10.60 Operating Agreement for Premiere Credit of North America, LLC among Nelnet, Inc., Todd J. Wolfe, David A. Hoeft and Tina D. Mercer, dated as of January 28, 2004. Incorporated by reference to Exhibit 10.60 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
       10.61    Third Amendment to Amended and Restated Participation
                Agreement between National Education Loan Network, Inc. and Union Bank and Trust Company, dated as of February 5, 2004. Incorporated by reference to Exhibit 10.61 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
       10.62    February 2004 Amendment to Application and Agreement for
                Standby Letter of Credit, Loan Purchase Agreements and Standby Student Loan Purchase Agreements, dated as of February 20,
                2004, among National Education Loan Network, Inc., Nelnet,
                Inc., Nelnet Education Loan Funding, Inc., Union Bank and
                Trust Company and Bank of America, N.A. Incorporated by reference to Exhibit 10.62 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
       10.63 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements and Standby Student Loan Purchase Agreements, dated effective November 20, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company and Bank of America, N.A. Incorporated by reference to
                Exhibit 10.63 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
        10.64 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements and Standby Student Loan Purchase Agreements, dated effective December 19, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company and Bank of America, N.A. Incorporated by reference to
                Exhibit 10.64 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
        10.65 Agreement of Lease Renewal among Marianne B. Jardine, Trustee of National Education Loan of New England as assignee, dated as of June 1, 2002. Incorporated by reference to Exhibit 10.65 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
        10.66* Amended and Restated Warehouse Note Purchase and Security Agreement, dated as of March 1, 2004, among NHELP-III, Inc., Wells Fargo Bank, National Association as Trustee, Delaware Funding Company LLC, Park Avenue Receivables Company LLC,
                Three Rivers Funding Corporation, JPMorgan Chase Bank and
                Mellon Bank, N.A.
        10.67* April 2004 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements and Standby Purchase Agreements, dated effective April 15, 2004, among Bank of America, N.A., Nelnet Education Loan Funding, Inc., National Education Loan Network, Inc, Nelnet, Inc., and Union Bank and Trust Company
        10.68* Loan Sale and Commitment Agreement among Union Bank and Trust Company and Student Loan Acquisition Authority of Arizona, dated as of April 1, 2002, relating to student loan sale terms.
        10.69* Letter Agreement among National Education Loan Network, Inc., Student Loan Acquisition Authority of Arizona, LLC, and Union Bank and Trust Company, dated as of April 19, 2004, relating to student loan sale terms.

        10.70*  Marketing Agreement dated as of May 1, 2004, between Nelnet,
                Inc. and infiNET Integrated Solutions, Inc.
        10.71*  Agreement to Extend Termination Date for the Warehouse Note
                Purchase and Security Agreement, dated as of May 1, 2004, among
                Nelnet Education Loan Funding, Inc., Bank of America, N.A.,
                Deutsche Bank AG, New York Branch, and Societe Generale.
        10.72*  Stock Purchase Agreement, dated as of April 5, 2004, between
                National Education Loan Network, Inc. and infiNET Integrated
                Solutions, Inc.
        10.73*  Industrial Space Lease dated as of March 26, 2002, between CGA
                Investment Company LLC and infiNET Integrated Solutions, Inc.
        10.74*  First Amendment to Lease dated as of February 18, 2003, between CGA Investment Company LLC and infiNET Integrated
                Solutions, Inc.
        10.75*  Second Amendment to Lease dated as of April 13, 2004, between
                CGA Investment Company LLC and infiNET Integrated Solutions,
                Inc.
        21.1*   Subsidiaries of Nelnet, Inc.
        31.1*   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                of 2002 of Co-Chief Executive Officer Michael S. Dunlap.
        31.2*   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                of 2002 of Co-Chief Executive Officer Stephen F. Butterfield.
        31.3*   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                of 2002 of Chief Financial Officer Terry J. Heimes.
        32.**   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
    *     Filed herewith
    **   Furnished herewith

   (b) REPORTS ON FORM 8-K.

        On February 5, 2004, the Company filed a current report on Form 8-K announcing its financial results for the quarter and year ended December 31, 2003.

        On April 28, 2004, the Company filed a current report on Form 8-K announcing its financial results for the quarter ended March 31, 2004.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NELNET, INC.

Date:  May 17, 2004                          By:   /s/ Michael S. Dunlap
                                             --------------------------------
                                             Name:  Michael S. Dunlap
                                             Title: Chairman and Co-Chief
                                                    Executive Officer

                                             By:   /s/ Stephen F. Butterfield
                                             ---------------------------------
                                             Name:  Stephen F. Butterfield
                                             Title: Vice-Chairman and Co-Chief
                                                    Executive Officer


                                             By:   /s/ Terry J. Heimes
                                             ----------------------------------
                                             Name:  Terry J. Heimes
                                             Title: Chief Financial Officer