Form 10-Q
period 2004-06-30
NELNET INC
filed 2004-08-16
CIK 1258602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from__________ to__________ .

                        COMMISSION FILE NUMBER 001-31924

        -----------------------------------------------------------------

                                  NELNET, INC.
             (Exact name of registrant as specified in its charter)

             NEBRASKA                                      84-0748903
    (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                     Identification No.)

     121 SOUTH 13TH STREET, SUITE 201                        68508
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

As of July 31, 2004, there were 39,624,243 and 14,023,454 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively.

                                  NELNET, INC.
                                    FORM 10-Q
                                      INDEX
                                  June 30, 2004

Part I. FINANCIAL INFORMATION
          Item 1. Financial Statements ................................................................    2
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations   12
          Item 3. Quantitative and Qualitative Disclosures about Market Risk...........................   34
          Item 4. Controls and Procedures .............................................................   34

Part II. OTHER INFORMATION
          Item 1. Legal Proceedings ...................................................................   34
          Item 2. Changes in Securities and Use of Proceeds ...........................................   35
          Item 3. Defaults Upon Senior Securities .....................................................   35
          Item 4. Submission of Matters to a Vote of Security Holders .................................   35
          Item 5. Other Information ...................................................................   35
          Item 6. Exhibits and Reports on Form 8-K ....................................................   36

Signatures ............................................................................................   37

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NELNET, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      June 30, 2004       December 31, 2003
                                                                                      -------------       -----------------
                                                                                       (unaudited)
                                                                                   (dollars in thousands, except share data)
Assets:
Student loans receivable (net of allowance for loan losses of
       $8,122 and $16,026, respectively)..........................................     $12,194,097            10,455,442
Cash and cash equivalents:
       Cash and cash equivalents - not held at a related party....................          24,617               188,272
       Cash and cash equivalents - held at a related party........................          36,816                10,151
                                                                                       -----------           -----------
Total cash and cash equivalents...................................................          61,433               198,423
Restricted cash - held by trustee.................................................         528,446               634,263
Restricted investments - held by trustee..........................................         294,579               180,688
Restricted cash - due to loan program customers...................................          15,529               141,841
Accrued interest receivable.......................................................         232,173               196,633
Accounts receivable, net..........................................................          13,517                17,289
Goodwill..........................................................................          16,533                 2,551
Intangible assets, net............................................................          12,821                 9,079
Furniture, equipment, and leasehold improvements, net.............................          22,652                19,138
Other assets......................................................................          67,799                76,162
                                                                                       -----------           -----------
       Total assets...............................................................     $13,459,579            11,931,509
                                                                                       ===========           ===========

Liabilities:
Bonds and notes payable...........................................................     $12,844,539            11,366,458
Accrued interest payable..........................................................          24,599                17,179
Other liabilities.................................................................         173,930               100,542
Due to loan program customers.....................................................          15,529               141,841
                                                                                       -----------           -----------
       Total liabilities..........................................................      13,058,597            11,626,020
                                                                                       -----------           -----------

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value.  Authorized 50,000,000 shares;
       no shares issued or outstanding............................................              --                    --
Common stock:
       Class A, $0.01 par value. Authorized 600,000,000 shares;
           issued and outstanding 39,624,243 shares at June 30, 2004
           and 39,601,834 shares at December 31, 2003.............................             396                   396
       Class B, $0.01 par value.  Authorized 15,000,000 shares;
           issued and outstanding 14,023,454 shares...............................             140                   140
Additional paid-in capital........................................................         207,359               206,831
Retained earnings.................................................................         192,259                97,885
Accumulated other comprehensive income............................................             828                   237
                                                                                       -----------           -----------
       Total shareholders' equity.................................................         400,982               305,489
                                                                                       -----------           -----------
       Total liabilities and shareholders' equity.................................     $13,459,579            11,931,509
                                                                                       ===========           ===========

See accompanying notes to consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                                                Three months ended           Six months ended
                                                                                     June 30,                     June 30,
                                                                          --------------------------   -------------------------
                                                                             2004          2003          2004          2003
                                                                          ------------    ----------   -----------    ----------
                                                                                (dollars in thousands, except share data)
Interest income:
     Loan interest .....................................................  $    224,399        92,673       313,126       182,355
     Investment interest ...............................................         3,181         5,343         6,832         9,268
                                                                          ------------    ----------   -----------    ----------
        Total interest income ..........................................       227,580        98,016       319,958       191,623

Interest expense:
     Interest on bonds and notes payable ...............................        52,352        52,826       101,395       104,175
                                                                          ------------    ----------   -----------    ----------
        Net interest income ............................................       175,228        45,190       218,563        87,448
Less provision (recovery) for loan losses ..............................        (6,421)        2,450        (3,306)        4,860
                                                                          ------------    ----------   -----------    ----------
        Net interest income after provision (recovery) for loan losses .       181,649        42,740       221,869        82,588
                                                                          ------------    ----------   -----------    ----------

Other income:
     Loan servicing and other fee income ...............................        22,512        24,400        48,221        50,237
     Software services and other income ................................         5,029         4,471        10,607         9,111
     Derivative market value adjustment and net settlements ............         1,357            --        (2,384)           --
                                                                          ------------    ----------   -----------    ----------
        Total other income .............................................        28,898        28,871        56,444        59,348
                                                                          ------------    ----------   -----------    ----------

Operating expenses:
     Salaries and benefits .............................................        49,036        30,343        76,805        56,848
     Other operating expenses:
        Depreciation and amortization ..................................         4,677         6,031         9,085        11,867
        Trustee and other debt related fees ............................         2,851         3,787         5,465         7,459
        Occupancy and communications ...................................         3,135         2,925         6,217         6,192
        Advertising and marketing ......................................         2,961         2,728         5,284         4,314
        Professional services ..........................................         2,894         2,442         7,354         4,627
        Consulting fees and support services to related parties ........            --           450            --         2,685
        Postage and distribution .......................................         3,220         3,035         7,068         6,788
        Other ..........................................................         7,422         5,704        12,130        11,899
                                                                          ------------    ----------   -----------    ----------
           Total other operating expenses ..............................        27,160        27,102        52,603        55,831
                                                                          ------------    ----------   -----------    ----------
           Total operating expenses ....................................        76,196        57,445       129,408       112,679
                                                                          ------------    ----------   -----------    ----------

           Income before income taxes and minority interest ............       134,351        14,166       148,905        29,257
Income tax expense .....................................................        49,098         5,840        54,531        11,462
                                                                          ------------    ----------   -----------    ----------
           Income before minority interest .............................        85,253         8,326        94,374        17,795
Minority interest in subsidiary loss ...................................            --            --            --           109
                                                                          ------------    ----------   -----------    ----------
           Net income ..................................................  $     85,253         8,326        94,374        17,904
                                                                          ============    ==========   ===========    ==========
           Earnings per share, basic and diluted .......................  $       1.59          0.19          1.76          0.40
                                                                          ============    ==========   ===========    ==========
           Weighted average shares outstanding, basic and diluted ......    53,647,697    45,038,488    53,641,664    45,011,757
                                                                          ============    ==========   ===========    ==========

See accompanying notes to consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)

                                               Preferred        Common stock shares                      Class A       Class B
                                                 stock        ------------------------    Preferred      common        common
                                                 shares         Class A      Class B        stock         stock         stock
                                               -----------    -----------   ----------   ------------   ----------    -----------
                                                            (dollars in thousands, except share data)
Balance at March 31, 2003 ..................            --     31,015,034   14,023,454   $         --          310            140
Comprehensive income:
     Net income ............................            --             --           --             --           --             --
        Total comprehensive income .........
                                               -----------    -----------   ----------   ------------   ----------    -----------
Balance at June 30, 2003 ...................            --     31,015,034   14,023,454   $         --          310            140
                                               ===========    ===========   ==========   ============   ==========    ===========

Balance at March 31, 2004 ..................            --     39,624,243   14,023,454   $         --          396            140
Comprehensive income:
     Net income ............................            --             --           --             --           --             --
     Other comprehensive income, net of tax,
        related to cash flow hedge .........            --             --           --             --           --             --
        Total comprehensive income .........
                                               -----------    -----------   ----------   ------------   ----------    -----------
Balance at June 30, 2004 ...................            --     39,624,243   14,023,454   $         --          396            140
                                               ===========    ===========   ==========   ============   ==========    ===========

Balance at December 31, 2002 ...............            --     30,947,834   14,023,454   $         --          309            140
Comprehensive income:
     Net income ............................            --             --           --             --           --             --
        Total comprehensive income .........
Issuance of common stock ...................            --        331,800           --             --            3             --
Redemption of common stock .................            --       (264,600)          --             --           (2)            --
                                               -----------    -----------   ----------   ------------   ----------    -----------
Balance at June 30, 2003 ...................            --     31,015,034   14,023,454   $         --          310            140
                                               ===========    ===========   ==========   ============   ==========    ===========

Balance at December 31, 2003 ...............            --     39,601,834   14,023,454   $         --          396            140
Comprehensive income:
     Net income ............................            --             --           --             --           --             --
     Other comprehensive income, net of tax,
        related to cash flow hedge .........            --             --           --             --           --             --
        Total comprehensive income .........
Issuance of common stock ...................            --         22,409           --             --           --             --
                                               -----------    -----------   ----------   ------------   ----------    -----------
Balance at June 30, 2004 ...................            --     39,624,243   14,023,454   $         --          396            140
                                               ===========    ===========   ==========   ============   ==========    ===========

                                                                           Accumulated
                                                Additional                     other         Total
                                                 paid-in       Retained    comprehensive  shareholders'
                                                 capital       earnings     income (loss)     equity
                                               -----------    -----------    -----------    -----------
Balance at March 31, 2003 ..................        38,053         80,360             --        118,863
Comprehensive income:
     Net income ............................            --          8,326             --          8,326
                                                                                            -----------
        Total comprehensive income .........                                                      8,326
                                               -----------    -----------    -----------    -----------
Balance at June 30, 2003 ...................        38,053         88,686             --        127,189
                                               ===========    ===========    ===========    ===========

Balance at March 31, 2004 ..................       207,359        107,006           (264)       314,637
Comprehensive income:
     Net income ............................            --         85,253             --         85,253
     Other comprehensive income, net of tax,
        related to cash flow hedge .........            --             --          1,092          1,092
                                                                                            -----------
        Total comprehensive income .........                                                     86,345
                                               -----------    -----------    -----------    -----------
Balance at June 30, 2004 ...................       207,359        192,259            828        400,982
                                               ===========    ===========    ===========    ===========

Balance at December 31, 2002 ...............        37,891         70,782             --        109,122
Comprehensive income:
     Net income ............................            --         17,904             --         17,904
                                                                                            -----------
        Total comprehensive income .........                                                     17,904
Issuance of common stock ...................           803             --             --            806
Redemption of common stock .................          (641)            --             --           (643)
                                               -----------    -----------    -----------    -----------
Balance at June 30, 2003 ...................        38,053         88,686             --        127,189
                                               ===========    ===========    ===========    ===========

Balance at December 31, 2003 ...............       206,831         97,885            237        305,489
Comprehensive income:
     Net income ............................            --         94,374             --         94,374
     Other comprehensive income, net of tax,
        related to cash flow hedge .........            --             --            591            591
                                                                                            -----------
        Total comprehensive income .........                                                     94,965
Issuance of common stock ...................           528             --             --            528
                                               -----------    -----------    -----------    -----------
Balance at June 30, 2004 ...................       207,359        192,259            828        400,982
                                               ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                               NELNET, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)

                                                                                                     Six months ended
                                                                                                          June 30,
                                                                                                 --------------------------
                                                                                                    2004          2003
                                                                                                 -----------    -----------
                                                                                                   (dollars in thousands)
Net income ..................................................................................    $    94,374         17,904
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisition:
      Depreciation and amortization, including premiums and deferred origination costs ......         47,033         47,871
      Derivative market value adjustment ...................................................            (548)            --
      Ineffectiveness of cash flow hedge ...................................................              30             --
      Issuance of common stock to non-employee board members ...............................             528             --
      Deferred income tax expense (benefit) ................................................           7,441         (5,808)
      Minority interest in subsidiary loss .................................................              --           (109)
      Provision (recovery) for loan losses .................................................          (3,306)         4,860
      Increase in accrued interest receivable ..............................................         (31,461)       (14,466)
      Decrease in accounts receivable ......................................................           3,796             73
      Decrease in other assets .............................................................          15,217         12,841
      Increase in accrued interest payable .................................................           4,509            676
      Increase in other liabilities ........................................................          72,721            393
                                                                                                 -----------    -----------
            Net cash provided by operating activities ......................................         210,334         64,235
                                                                                                 -----------    -----------

Cash flows from investing activities, net of business acquisition:
      Originations, purchases, and consolidations of student loans, including premiums
         and deferred origination costs .....................................................     (2,405,463)    (1,382,536)
      Purchases of student loans, including premiums, from a related party ..................       (360,633)      (379,825)
      Net proceeds from student loan principal payments and loan consolidations .............      1,137,987        820,096
      Net purchases of furniture, equipment, and leasehold improvements .....................         (8,421)        (6,245)
      Purchases of investments ..............................................................         (8,100)            --
      Decrease in restricted cash - held by trustee .........................................        203,681        122,317
      Purchases of restricted investments - held by trustee .................................       (415,380)      (165,723)
      Proceeds from maturities of restricted invesments - held by trustee ...................        301,489        207,903
      Purchase of origination rights ........................................................         (7,898)            --
      Business acquisition, net of cash acquired ............................................        (10,829)            --
      Purchase of equity method investments .................................................        (10,110)            --
                                                                                                 -----------    -----------
            Net cash used in investing activities ...........................................     (1,583,677)      (784,013)
                                                                                                 -----------    -----------

Cash flows from financing activities:
      Payments on bonds and notes payable ...................................................       (953,134)    (1,488,914)
      Proceeds from issuance of bonds and notes payable .....................................      2,195,562      2,221,077
      Payments for debt issuance costs ......................................................         (6,075)        (4,927)
      Payments for redemption of common stock ...............................................             --           (643)
      Proceeds from issuance of common stock ................................................             --            806
                                                                                                 -----------    -----------
            Net cash provided by financing activities .......................................      1,236,353        727,399
                                                                                                 -----------    -----------

            Net (decrease) increase in cash and cash equivalents ............................       (136,990)         7,621

Cash and cash equivalents, beginning of period ..............................................        198,423         40,155
                                                                                                 -----------    -----------
Cash and cash equivalents, end of period ....................................................    $    61,433         47,776
                                                                                                 ===========    ===========
Supplemental disclosures of cash flow information:
      Interest paid .........................................................................    $    90,800        103,499
                                                                                                 ===========    ===========
      Income taxes paid .....................................................................    $     1,506          8,234
                                                                                                 ===========    ===========

See accompanying notes to consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information at June 30, 2004 and for the three and six months ended
                      June 30, 2004 and 2003 is unaudited)

1. Basis of Financial Reporting

     The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the "Company") as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2003 and, in the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations which might be expected for the entire year. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts from 2003 have been reclassified to conform to the current period presentation.

2. Deferred Income

     A portion of the Company's Federal Family Education Loan Program ("FFELP" or "FFEL Program") loan portfolio is comprised of loans that are currently or were previously financed with tax-exempt obligations issued prior to October 1, 1993. Based upon provisions of the Higher Education Act of 1965, as amended, and related interpretations by the U.S. Department of Education (the "Department"), the Company is entitled to receive special allowance payments on these loans providing the Company with a 9.5% minimum rate of return. In May 2003, the Company sought confirmation from the Department regarding whether it was allowed to recognize these special allowance payments as income based on the 9.5% minimum rate of return. While pending satisfactory resolution of this issue with the Department, the Company deferred recognition of the interest income that was generated by these loans in excess of income based upon the standard special allowance rate. In June 2004, after consideration of certain clarifying information received in connection with the guidance it had sought, including written and verbal communications with the Department, the Company concluded that the earnings process had been completed related to the special allowance payments on these loans and recognized $124.3 million of interest income. At December 31, 2003 and March 31, 2004, the amount of deferred excess interest income on these loans was $42.9 million and $78.8 million, respectively, and was included in other liabilities on the Company's consolidated balance sheet. In future periods, the Company will recognize the income from the special allowance payments on these loans as it is earned.

3. Student Loans Receivable and Allowance for Loan Losses

     Student loans receivable at June 30, 2004 and December 31, 2003 consisted of the following:

                                                                                                      As of            As of
                                                                                                     June 30,       December 31,
                                                                                                       2004             2003
                                                                                                   ------------     ------------
                                                                                                        (dollars in thousands)
Federally insured loans ........................................................................   $ 11,938,890       10,222,547
Non-federally insured loans ....................................................................         94,439           92,327
                                                                                                   ------------     ------------
                                                                                                     12,033,329       10,314,874

Unamortized premiums and deferred origination costs ............................................        168,890          156,594
Less allowance for loan losses - Federally insured loans .......................................           (735)          (9,755)
Less allowance for loan losses - Non-federally insured loans ...................................         (7,387)          (6,271)
                                                                                                   ------------     ------------
                                                                                                   $ 12,194,097       10,455,442
                                                                                                   ============     ============

Federally insured allowance as a percentage of ending balance of federally insured loans .......           0.01%            0.10%
Non-federally insured allowance as a percentage of ending balance of non-federally insured loans           7.82%            6.79%
Total allowance as a percentage of ending balance of total loans ...............................           0.07%            0.16%

     The allowance for loan losses is estimated and established through a provision charged to expense. Losses are charged against the allowance when management believes the collectibility of the loan principal is unlikely. Recovery of amounts previously charged off is credited to the allowance for loan losses.

     The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company's loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government guarantees 98 percent of principal and interest of federally insured student loans, which limits the Company's loss exposure to two percent of the outstanding balance of the Company's federally insured portfolio.

     Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100 percent reimbursement on all eligible FFEL Program default claims submitted for reimbursement beginning June 1, 2004, and the Company is not subject to the two percent risk sharing loss for eligible claims submitted after that date. Only FFEL Program loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100 percent reimbursement. At June 30, 2004, service providers designated as an Exceptional Performer serviced approximately 90 percent of the Company's federally insured loans. Of this 90 percent, less than one percent is serviced by a third party. The Company is entitled to receive this benefit as long as it and/or its other service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis.

     In June 2004, the Company's allowance for loan loss balance was reduced by $9.0 million and the provision for loan losses was similarly reduced to account for the estimated effects of the Exceptional Performer designation.

     In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, months in repayment, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. The Company places a non-federally insured loan on nonaccrual status and charges off the loan when the collection of principal and interest is 120 days past due.

4. Acquisitions

     On January 28, 2004, the Company acquired 50 percent of the membership interests in Premiere Credit of North America, LLC ("Premiere"). Premiere is a collection services company that specializes in collection of educational debt. Total consideration paid by the Company for Premiere was $5.3 million, $2.3 million of which represents excess purchase price which will not be amortized. Included in the Premiere purchase agreement is a "call" option, which expires 6 years after the purchase date, that allows the Company to purchase 100 percent ownership of Premiere at a price as determined in the agreement. In addition, Premiere has a "put" option, which expires 5 years after the purchase date, to require the Company to purchase 100 percent ownership of Premiere at a price as determined in the agreement. The Company is accounting for Premiere using the equity method of accounting. At June 30, 2004, the investment in Premiere and excess purchase price is included in other assets and intangible assets, respectively, on the consolidated balance sheet.

     Effective March 11, 2004, the Company acquired rights, title, and interest in certain assets of the Rhode Island Student Loan Authority ("RISLA"), including the right to originate student loans in RISLA's name without competition from RISLA for a term of ten years. Total consideration paid by the Company for the rights to originate student loans was $7.9 million, which will be amortized over ten years. At June 30, 2004, these origination rights are included in intangible assets on the consolidated balance sheet. The Company also purchased certain assets, consisting primarily of furniture and equipment from RISLA for $0.3 million and a portfolio of FFELP loans with an aggregate outstanding balance of approximately $175 million. The Company further agreed to provide administrative services in connection with certain of the indentures governing debt securities of RISLA for a ten-year period.

     On April 19, 2004, the Company purchased 100 percent of the senior stock of SLAAA Acquisition Corp. ("SLAAA") and its wholly owned subsidiaries, Student Loan Acquisition Authority of Arizona LLC and SLAAA Management Company, for $11.1 million, including approximately $106,000 of direct acquisition costs. SLAAA is a student loan secondary market. The excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was $6.0 million and has been recognized as goodwill. At June 30, 2004, this goodwill is included in intangible assets on the consolidated balance sheet. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

     The allocation of the purchase price for SLAAA is shown below (dollars in thousands):

                Cash and cash equivalents ........   $     277
                Restricted cash - held by trustee       97,864
                Student loans and accrued interest     146,173
                Other assets .....................         133
                Excess cost over fair value of net
                    assets acquired ..............       5,971
                Bonds and notes payable and
                   accrued interest ..............    (238,645)
                Other liabilities ................        (667)
                                                     ---------
                          Purchase price .........   $  11,106
                                                     =========

     The pro forma information presenting the combined operations of the Company as though the SLAAA acquisition occurred on January 1, 2004 and January 1, 2003 is not significantly different than actual 2004 and 2003 results.

     On April 20, 2004, the Company purchased 50 percent of the issued and outstanding capital stock of infiNET Integrated Solutions, Inc. ("infiNET"). InfiNET provides customer-focused electronic transactions, information sharing, and account and bill presentment for colleges, universities, and healthcare organizations. Total consideration paid by the Company for infiNET was $4.9 million, which generated $5.7 million of excess purchase price that will not be amortized. The Company is accounting for infiNET using the equity method of accounting. At June 30, 2004, the investment in infiNET and excess purchase price is included in other assets and intangible assets, respectively, on the consolidated balance sheet.

     Intangible assets at June 30, 2004 and December 31, 2003 consist of the following:

                                                                                                 As of          As of
                                                                              Useful            June 30,     December 31,
                                                                               life               2004           2003
                                                                           -------------        -------        -------
                                                                                                (dollars in thousands)
Lender relationship and loan origination rights (net of accumulated
   amortization of $10,259 and $9,613, respectively) ..............        36-120 months        $ 8,544          1,292
Servicing system software and other intellectual property (net of
   accumulated amortization of $16,784 and $13,273, respectively) .          36 months            4,277          7,787
                                                                                                -------        -------
                                                                                                $12,821          9,079
                                                                                                =======        =======

     The Company recorded amortization expense on its intangible assets of $2.1 million and $3.5 million for the three months ended June 30, 2004 and 2003, respectively, and $4.2 million and $7.2 million for the six months ended June 30, 2004 and 2003, respectively. The Company will continue to amortize intangible assets over their remaining useful lives and estimates it will record amortization of $5.7 million during the 12 months ending June 30, 2005 and $0.8 million for each of the 12 months ending June 30, 2006, 2007, 2008, and 2009, respectively.

     The change in the carrying amount of goodwill for the six months ended June 30, 2004 was as follows (dollars in thousands):

             Balance as of January 1, 2004 .........        $ 2,551
                 Goodwill acquired during the period         13,982
                                                            -------
              Balance as of June 30, 2004 ..........        $16,533
                                                            =======

5. Bonds and Notes Payable

     On January 15, 2004, April 29, 2004, and July 20, 2004, the Company consummated debt offerings of student loan asset-backed notes of $1.0 billion, $1.0 billion, and $1.4 billion, respectively, with final maturity dates ranging from 2009 through 2040. The majority of notes issued in these transactions have variable interest rates based on a spread to LIBOR or reset under auction procedures. Included in the January 2004 issuance was $210 million of notes with a fixed interest rate that resets August 25, 2005. The Company entered into a derivative financial instrument to convert this fixed interest rate to a variable rate until the August 2005 reset date (see note 6).

     In July 2004, the Company redeemed a portion of its student loan interest margin notes for $47.4 million, which includes a call-premium of $1.9 million. The call-premium and write-off of the unamortized debt issue costs of $0.7 million will be expensed in the third quarter 2004.

6. Derivative Financial Instruments

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

     Effective January 14, 2004, the Company entered into interest rate swaps with a combined notional amount of $6.0 billion. In addition, in connection with the January 2004 debt offering, the Company entered into an interest rate swap with a notional amount of $210 million that effectively converted debt with a fixed rate to a variable rate (see note 5). These interest rate swaps do not qualify for hedge accounting under SFAS No. 133.

     The following table summarizes the notional values and fair values of the Company's outstanding derivative instruments as of June 30, 2004. The net fair value of derivatives is included in other assets on the consolidated balance sheet.

                                     Notional amounts by product type
                                  ---------------------------------------
                                   Fixed/              Floating/
                                 floating     Basis      fixed
            Maturity               swaps      swaps      swaps      Total
        -----------------------   -------    ------     ------     ------
                                          (dollars in millions)
        2004 ..................   $ 7,000(a)    --         --       7,000
        2005 ..................       400     1,000        210      1,610
        2006 ..................        --       500         --        500
                                   ------    ------     ------     ------
          Total ...............    $7,400     1,500        210      9,110
                                   ======    ======     ======     ======

        Fair value (in thousands)  $7,640    (4,967)    (1,471)     1,202
                                   ======    ======     ======     ======

----------
(a) In July 2004, $4.0 billion of these interest rate swaps expired.

     In July 2004, the Company entered into interest rate swaps with a combined notional amount of $3.7 billion that mature in 2005 through 2010. The fixed rate the Company pays on these derivatives ranges from 2.185% to 4.252% and the weighted average is 3.512%. These interest rate swaps do not qualify for hedge accounting under SFAS No. 133.

     The following is a summary of the amounts included in derivative market value adjustment and net settlements on the consolidated income statements:

                                                               Three months ended           Six months ended
                                                                    June 30,                    June 30,
                                                              --------------------        -------------------
                                                                2004         2003          2004         2003
                                                              -------       ------        ------       ------
                                                                          (dollars in thousands)
Change in fair value of derivative instruments .......        $ 3,075           --           548           --
Settlements, net .....................................         (1,718)          --        (2,932)          --
                                                              -------       ------        ------       ------
Derivative market value adjustment and net settlements        $ 1,357           --        (2,384)          --
                                                              =======       ======        ======       ======

     The following table shows the components of the change in accumulated other comprehensive income, net of tax, related to one interest rate swap with a notional amount of $150 million accounted for as a cash flow hedge:

                                                                                 Three months ended        Six months ended
                                                                                      June 30,                 June 30,
                                                                              -----------------------     ------------------
                                                                               2004            2003        2004       2003
                                                                              -------         -------     -------    -------
                                                                                          (dollars in thousands)
Accumulated other comprehensive income (loss), net:
Balance at beginning of period ............................................   $  (264)           --           237         --

   Change in fair value of cash flow hedge ................................     1,088            --           572         --
   Hedge ineffectiveness reclassified to earnings .........................         4            --            19         --
                                                                              -------       -------       -------    -------
              Total change in unrealized gain on derivative ...............     1,092            --           591         --
                                                                              -------       -------       -------    -------

Balance at end of period ..................................................   $   828            --           828         --
                                                                              =======       =======       =======    =======

7. Stock Plans

     On February 19, 2004, the Company issued 22,409 shares of its Class A common stock under the Nelnet, Inc. Directors Stock Compensation Plan to non-employee members of the Board. These shares were issued in consideration for the Board members' 2004 annual retainer fees. The number of shares issued to the Board members was determined by dividing the amount of the annual retainer fee by 85 percent of the price paid per share by the underwriters in the Company's initial public offering of its Class A common stock. The Company recognized a $0.5 million expense in February 2004 as a result of issuing these shares.

     On July 1, 2004, the Company implemented its employee share purchase plan pursuant to which employees are entitled to purchase Class A common stock via payroll deductions at a 15 percent discount from fair market value. The Company will recognize compensation expense equal to the intrinsic value on the date stock is issued to the employee.

8. Segment Reporting

     The Company is a vertically integrated education finance organization which has four operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), as follows:
Asset Management, Student Loan Servicing, Guarantee Servicing, and Servicing Software. The Asset Management and Student Loan Servicing operating segments meet the quantitative thresholds identified in SFAS No. 131 as reportable segments and therefore the related financial data is presented below. The Guarantee Servicing and Servicing Software operating segments do not meet the quantitative thresholds and therefore their financial data is combined and shown as "other" in the presentation below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Costs excluded from segment net income primarily consist of unallocated corporate expenses, net of miscellaneous revenues. Thus, net income of the segments includes only the costs that are directly attributable to the operations of the individual segment.

     The Asset Management segment includes the acquisition, management, and ownership of the student loan assets. Revenues are primarily generated from net interest income on the student loan assets. The Company generates student loan assets through direct origination or through acquisitions. The student loan assets are held in a series of student lending subsidiaries designed specifically for this purpose.

     The Student Loan Servicing segment provides for the servicing of the Company's student loan portfolios and the portfolios of third parties. The servicing activities include application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company's portfolio in addition to generating fee revenue when performed for third-party clients.

     Substantially all of the Company's revenues are earned from customers in the United States and no single customer accounts for a significant amount of any reportable segment's revenues. Intersegment revenues are charged by a segment to another segment that provides the product or service. The amount of inter-segment revenue is based on comparable fees charged in the market.

Segment data is as follows:

                                                                    Three months ended June 30,
                                      ------------------------------------------------------------------------------------------
                                                        2004                                          2003
                                      --------------------------------------------   -------------------------------------------
                                                   Student                                      Student
                                        Asset       loan                  Total        Asset      loan                  Total
                                      management  servicing    Other     segments    management servicing    Other     segments
                                      ---------   ---------  ---------   ---------   ---------  ---------  ---------   ---------
                                                                         (dollars in thousands)
Net interest income ................  $ 176,797          68          1     176,866      45,634        156          2      45,792
Other income (expense) .............       (536)     20,017      7,502      26,983         716     19,418      7,665      27,799
Intersegment revenues ..............         --      19,659        824      20,483          --     15,369        461      15,830
                                      ---------   ---------  ---------   ---------   ---------  ---------  ---------   ---------
    Total revenue ..................    176,261      39,744      8,327     224,332      46,350     34,943      8,128      89,421
Provision (recovery) for loan losses     (6,421)         --         --      (6,421)      2,450         --         --       2,450
Depreciation and amortization ......         --          --      1,769       1,769         537        322      1,784       2,643
Income tax expense (benefit) .......     53,418       5,043        (36)     58,425       2,944      2,798        271       6,013
Net income (loss) ..................  $ 100,916       8,308        271     109,495      12,795      3,594       (214)     16,175
                                      =========   =========  =========   =========   =========  =========  =========   =========

                                                                       Six months ended June 30,
                                      ------------------------------------------------------------------------------------------
                                                        2004                                          2003
                                      --------------------------------------------   -------------------------------------------
                                                   Student                                       Student
                                        Asset       loan                  Total        Asset      loan                  Total
                                      management  servicing    Other     segments    management servicing    Other     segments
                                      ---------   ---------  ---------   ---------   ---------  ---------  ---------   ---------
                                                                         (dollars in thousands)
Net interest income ................  $ 221,348         346          4     221,698      89,019        500          5     89,524
Other income (expense) .............       (319)     37,443     15,214      52,338       1,587     40,345     15,711     57,643
Intersegment revenues ..............         --      38,622      1,803      40,425          --     30,228        839     31,067
                                      ---------   ---------  ---------   ---------   ---------  ---------  ---------  ---------
    Total revenue ..................    221,029      76,411     17,021     314,461      90,606     71,073     16,555    178,234
Provision (recovery) for loan losses     (3,306)         --         --      (3,306)      4,860         --         --      4,860
Depreciation and amortization ......         --          --      3,532       3,532       1,073        806      3,567      5,446
Income tax expense (benefit) .......     56,527       8,865       (567)     64,825       4,960      5,973        728     11,661
Net income .........................  $ 110,602      12,744      2,662     126,008      23,990      9,252         24     33,266
                                      =========   =========  =========   =========   =========  =========  =========  =========

                                              Segment - Total Assets
                                        ------------------------------
                                           As of              As of
                                          June 30,         December 31,
                                           2004               2003
                                        -----------        -----------
                                            (dollars in thousands)
          Asset management .....        $13,214,177         11,497,693
          Student loan servicing            202,641            339,286
          Other ................             26,514             23,918
                                        -----------        -----------
               Total segments ..        $13,443,332         11,860,897
                                        ===========        ===========

     Reconciliation of segment data to the consolidated financial statements is as follows:

                                            Three months ended              Six months ended
                                                 June 30,                      June 30,
                                         ------------------------      ------------------------
                                           2004            2003           2004          2003
                                         ---------      ---------      ---------      ---------
                                                       (dollars in thousands)
Total segment revenues .............     $ 224,332         89,421        314,461        178,234
Elimination of intersegment revenues       (20,483)       (15,830)       (40,425)       (31,067)
Corporate revenues (expenses), net .           277            470            971           (371)
                                         ---------      ---------      ---------      ---------
     Total consolidated revenues ...     $ 204,126         74,061        275,007        146,796
                                         =========      =========      =========      =========
Total net income of segments .......     $ 109,495         16,175        126,008         33,266
Corporate expenses, net ............       (24,242)        (7,849)       (31,634)       (15,362)
                                         ---------      ---------      ---------      ---------
     Total consolidated net income .     $  85,253          8,326         94,374         17,904
                                         =========      =========      =========      =========

                                                 As of            As of
                                                June 30,       December 31,
                                                 2004              2003
                                             ------------      ------------
                                                  (dollars in thousands)
    Total segment assets ...............     $ 13,443,332        11,860,897
    Elimination of intercompany assets .          (13,998)          (30,140)
    Assets of other operating activities           30,245           100,752
                                             ------------      ------------
         Total consolidated assets .....     $ 13,459,579        11,931,509
                                             ============      ============

     Net corporate revenues included in the above table relate to activities that are not related to the four identified operating segments, such as investment earnings and nonrecurring revenue for marketing services. The net corporate expenses include expenses for marketing, capital markets, and other unallocated support services, including income taxes. The net corporate revenues and expenses are not associated with an ongoing business activity as defined by SFAS No. 131 and, therefore, have not been included within the operating segments.

     The assets held at the corporate level are not identified with any of the operating segments. Accordingly, these assets are included in the reconciliation of segment assets to total assets. These assets consist primarily of cash, investments, furniture, equipment, leasehold improvements, and other deferred assets.

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

    This report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used in this report, the words "anticipate," "believe," "estimate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in these laws and regulations, which may reduce the volume, average term, and costs of yields on student loans under the Federal Family Education Loan Program ("FFEL Program" or "FFELP") or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; and changes in prepayment rates and credit spreads. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report on Form 10-Q or unforeseen events.

     The Company is subject to certain risks related to its business and industry. See "--Risks."

Overview

    The Company is a vertically integrated education finance company, with $13.5 billion in total assets as of June 30, 2004. The Company is focused on providing quality products and services to participants in the education finance process. Headquartered in Lincoln, Nebraska, the Company originates, holds, and services student loans, principally loans originated under the FFEL Program.

    The Company's business is comprised of four primary product and service offerings:

    o Asset Management, including student loan originations and acquisitions. The Company provides marketing, originations, acquisition, and portfolio management. The Company owns a large portfolio of student loan assets through a series of education lending subsidiaries. The Company generates loans owned in special purpose lending facilities through direct origination or through acquisition of loans. The Company also provides marketing and sales support and managerial and administrative support related to its asset generation activities.

    o Student Loan Servicing. The Company services its student loan portfolio and the portfolios of third parties. The servicing activities provided include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing.

    o Guarantee Servicing. The Company provides servicing support to guaranty agencies, which includes system software, hardware, and telecommunication support, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services.

    o Servicing Software. The Company provides student loan servicing software internally and to third-party student loan holders and servicers.

    In accordance with U.S. generally accepted accounting principles, the Company's Asset Management and Student Loan Servicing offerings constitute reportable operating segments. The Guarantee Servicing and Servicing Software offerings are operating segments that do not meet the quantitative thresholds, and, therefore, are combined and included as other segments. The following tables show the percent of total segment revenue (excluding intersegment revenue) and net income of each of the Company's reportable segments for the three and six months ended June 30, 2004 and 2003:

                                                 Three months ended June 30,
                            --------------------------------------------------------------------------
                                            2004                                    2003
                            --------------------------------      ------------------------------------
                                         Student                                Student
                             Asset        Loan        Other         Asset         Loan        Other
                           Management   Servicing   Segments      Management    Servicing    Segments
                           ----------   ---------   --------      ----------    ---------    --------
     Segment revenue         86.5%        9.9%        3.6%           63.0%        26.6%       10.4%

     Segment net income      92.2%        7.6%        0.2%           79.1%        22.2%       (1.3%)

                                                  Six months ended June 30,
                            --------------------------------------------------------------------------
                                            2004                                    2003
                            --------------------------------      ------------------------------------
                                         Student                                Student
                             Asset        Loan        Other         Asset         Loan        Other
                           Management   Servicing   Segments      Management    Servicing    Segments
                           ----------   ---------   --------      ----------    ---------    --------
     Segment revenue         80.7%        13.8%       5.5%           61.6%        27.8%       10.6%

     Segment net income      87.8%        10.1%       2.1%           72.1%        27.8%       0.1%

   The Company's student loan portfolio has grown significantly through originations and acquisitions. The Company originated or acquired $1.2 billion and $2.2 billion of student loans during the three and six months ended June 30, 2004, respectively, through various channels, including:

    o the direct channel, in which the Company originates student loans in one of its brand names directly to student and parent borrowers, which accounted for 28.4% and 41.3% of the student loans originated or acquired during the three and six months ended June 30, 2004, respectively;

    o the branding partner channel, in which the Company acquires student loans from lenders to whom it provides marketing and origination services, which accounted for 31.0% and 32.5% of the student loans originated or acquired during the three and six months ended June 30, 2004, respectively; and

    o the forward flow channel, in which the Company acquires student loans from lenders to whom it provides origination services, but provides no marketing services, or who have agreed to sell loans to the Company under forward sale commitments, which accounted for 31.2% and 20.3% of the student loans originated or acquired during the three and six months ended June 30, 2004, respectively.

    In addition, the Company also acquires student loans through spot purchases, which accounted for 9.4% and 5.9% of student loans originated or acquired during the three and six months ended June 30, 2004, respectively.

    Not included in the student loan origination and acquisition data above is the addition of $136.1 million of student loans acquired through a business combination in April 2004.

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

    The Company's net interest income, or net interest earned on its student loan portfolio is the primary source of income and is primarily impacted by the size of the portfolio and the net yield of the assets in the portfolio. If the Company's student loan portfolio continues to grow and its net interest margin remains relatively stable, the Company expects its net interest income to increase. The Company's portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the U.S. Department of Education (the "Department") and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. Based upon provisions of the Higher Education Act of 1965, as amended, and related interpretations by the Department, loans previously financed with tax-exempt obligations issued prior to October 1, 1993 are entitled to receive special allowance payments equal to a 9.5% minimum rate of return. In May 2003, the Company sought confirmation from the Department regarding the treatment and recognition of special allowance payments on a portion of its portfolio that had been previously financed with tax-exempt obligations. While pending satisfactory resolution of this issue with the Department, the Company deferred recognition of the interest income that was generated by these loans in excess of income based upon the standard special allowance rate. In June 2004, after consideration of certain clarifying information received in connection with the guidance it had sought, including written and verbal communications with the Department, the Company concluded that the earnings process had been completed related to the special allowance payments on these loans and recognized $124.3 million of interest income. At December 31, 2003 and March 31, 2004, the amount of deferred excess interest income on these loans was $42.9 million and $78.8 million, respectively. In future periods, the Company will recognize the income from the special allowance payments on these loans as it is earned and would expect its net interest income to increase over historical periods accordingly.

    Net interest income increased by $130.0 million and $131.1 million, or 287.8% and 149.9%, respectively, during the three and six months ended June 30, 2004 as compared to the comparable periods in 2003. Net interest income, excluding the effects of variable-rate floor income and the special allowance yield adjustment of $124.3 million in 2004, increased approximately $12.6 million and $19.2 million, or 33.0% and 25.7%, respectively, during the three and six months ended June 30, 2004 as compared to the comparable periods in 2003 due to portfolio growth. Net student loans receivable increased by $2.7 billion, or 28.4%, to $12.2 billion at June 30, 2004 as compared to $9.5 billion at June 30, 2003.

    Interest income is also dependent upon the relative level of interest rates. The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate derivative instruments to reduce the economic effect of interest rate volatility. The Company's management has structured all of its derivative instruments with the intent that each is economically effective. However, most of the Company's derivative instruments do not qualify for hedge accounting under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and thus may adversely impact earnings. In addition, the mark-to-market adjustment recorded through earnings in the Company's consolidated statements of income may fluctuate from period to period. In July 2004, to hedge substantially all of the loans that are currently or were previously financed with tax-exempt obligations that earn a 9.5% minimum rate of return, the Company entered into interest rate swaps with a notional amount of $3.7 billion that mature in 2005 through 2010 that do not qualify for hedge accounting. The fixed rate the Company pays on these derivatives ranges from 2.185% to 4.252% and the weighted average is 3.512%. Since these swaps were not in place during the second quarter of 2004, the net settlements and any mark to market adjustment will impact future periods accordingly and could have a negative impact if rates were to remain at the current historic low levels.

    Competition for the supply channel of education financing in the student loan industry has caused the cost of acquisition (or premiums) related to the Company's student loan assets to increase. In addition, the Company has seen significant increases in consolidation loan activity and consolidation loan volume within the industry. The increase in competition for consolidation loans has caused the Company to be aggressive in its measures to protect and secure the Company's existing portfolio through consolidation efforts. The Company will amortize its premiums over the average useful life of the assets; however, the Company will generally accelerate recognition of unamortized premiums when loans are consolidated. The increase in premiums paid on student loans due to the increase in entrants and competition within the industry, coupled with the Company's asset retention practices through consolidation efforts, have caused the Company's yields to be reduced in recent periods due to the amortization of premiums, consolidation rebate fees, and the lower yields on consolidation loans. If these trends continue, the Company could continue to see an increase in amortization costs and consolidation rebate fees and a reduction in yield. See "-- Student Loan Portfolio--Student Loan Spread Analysis." If the percent of consolidation loans continues to increase as a percent of the Company's overall loan portfolio, the Company will continue to see reduced yields. Although the Company's short-term yields may be reduced if this trend continues, the Company will have been successful in protecting its assets and stabilizing its balance sheet for long-term growth. Conversely, a reduction in consolidations of the Company's own loans or of the loans of third parties could positively impact the effect of amortization on the Company's student loan yield from period to period.

    Net interest income includes $15.0 million and $34.9 million, or 53 basis points and 64 basis points, respectively, in yield reduction due to the amortization of premiums and deferred origination costs during the three and six months ended June 30, 2004, as compared to $14.2 million and $30.3 million, or 64 basis points and 70 basis points, respectively, during the comparable periods in 2003. As a result, the Company's unamortized premiums and deferred origination costs, as a percent of student loans, decreased from 1.7% at June 30, 2003 to 1.4% at June 30, 2004. Net interest income also includes $16.0 million and $30.5 million, or 57 basis points and 56 basis points, respectively, in yield reduction due to consolidation rebate fees during the three and six months ended June 30, 2004, as compared to $9.3 million and $17.8 million, or 42 basis points and 41 basis points, respectively, during the comparable periods in 2003. This, combined with the lower borrower rates associated with the consolidation loans the Company is originating, has resulted in student loan interest spread compression, excluding the effects of the recognition of special allowance yield adjustment and variable-rate floor income, from 1.83% during the six months ended June 30, 2003 to 1.77% during the six months ended June 30, 2004. Consolidation activity slowed in the second quarter of 2004 as the Company and other industry participants held applications for funding until after July 1 to coincide with the interest rate reset on the underlying loans. As a result, excluding the effects of the recognition of the special allowance yield adjustment and variable rate floor income, the Company's student loan interest spread increased from 1.77% during the three months ended June 30, 2003 to 1.86% during the three months ended June 30, 2004.

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

    In April 2004, the Company purchased SLAAA Acquisition Corp. ("SLAAA"), a student loan secondary market.

    Also in April 2004, the Company purchased 50 percent of the issued and outstanding stock of infiNET Integrated Solutions, Inc. ("infiNET"), an ecommerce services provider for colleges, universities, and healthcare organizations. InfiNET provides customer-focused electronic transactions, information sharing, and account and bill presentment.

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

    The Company's portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. Depending on the type of student loan and when the loan was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. The more drastic the reduction in rates subsequent to the July 1 annual borrower interest rate reset date, the greater the Company's opportunity to earn variable-rate floor income. In declining interest rate environments, the Company can earn significant amounts of such income. Conversely, as the decline in rates abates, or in environments where interest rates are rising, the Company's opportunity to earn variable-rate floor income can be reduced, in some cases substantially. Since the borrower rates are reset annually, the Company views earnings on variable-rate floor income as temporary and not necessarily sustainable. The Company's ability to earn variable-rate floor income in future periods is dependent upon the interest rate environment following the annual reset of borrower rates, and the Company cannot assure the nature of such environment in the future. The Company recorded no variable-rate floor income during the three months ended June 30, 2004 and recorded approximately $348,000 of variable-rate floor income during the six months ended June 30, 2004, as compared to $6.9 million and $12.7 million during the comparable periods in 2003. Based upon provisions of the Higher Education Act of 1965, as amended, and related interpretations by the Department, loans previously financed with tax-exempt obligations issued prior to October 1, 1993 are entitled to receive special allowance payments equal to a 9.5% minimum rate of return.

    On those FFELP loans with fixed to term borrower rates, primarily consolidation loans, the Company earns interest at the greater of the borrower rate or a variable rate based on the SAP formula. Since the Company finances the majority of its student loan portfolio with variable-rate debt, the Company may earn excess spread on these loans for an extended period of time.

    On most consolidation loans, the Company must pay a 1.05% per year rebate fee to the Department. Those consolidation loans that have variable interest rates based on the SAP formula earn an annual yield less than that of a Stafford loan. Those consolidation loans that have fixed interest rates less than the sum of 1.05% and the variable rate based on the SAP formula also earn an annual yield less than that of a Stafford loan. As a result, as consolidation loans matching these criteria become a larger portion of the Company's loan portfolio, there will be a lower yield on the Company's loan portfolio in the short term. However, due to the extended terms of consolidation loans, the Company expects to earn the yield on these loans for a longer duration, making them beneficial to the Company in the long term.

    Because the Company generates the majority of its earnings from the spread between the yield the Company receives on its portfolio of student loans and the cost of financing these loans, the interest rate sensitivity of the Company's balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company's interest earnings, net interest income, and net income. The effects of changing interest rate environments are further outlined in "-- Risks -- Market and Interest Rate Risk" below.

    Investment interest income includes income from unrestricted interest-earning deposits and funds in the Company's special purpose entities for its asset-backed securitizations.

Provision for Loan Losses

     The allowance for loan losses is estimated and established through a provision charged to expense. Losses are charged against the allowance when management believes the collectibility of the loan principal is unlikely. Recovery of amounts previously charged off is credited to the allowance for loan losses. The Company maintains an allowance for loan losses associated with its student loan portfolio at a level that is based on the performance characteristics of the underlying loans. The Company analyzes the allowance separately for its federally insured loans and its non-federally insured loans.

     The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company's loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government guarantees 98 percent of principal and interest of federally insured student loans, which limits the Company's loss exposure to two percent of the outstanding balance of the Company's federally insured portfolio.

     Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100 percent reimbursement on all eligible FFEL Program default claims submitted for reimbursement beginning June 1, 2004, and the Company is not subject to the two percent risk sharing loss for eligible claims submitted after that date. Only FFEL Program loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100 percent reimbursement. At June 30, 2004, service providers designated as an Exceptional Performer serviced approximately 90 percent of the Company's federally insured loans. Of this 90 percent, less than one percent is serviced by a third party. The Company is entitled to receive this benefit as long as it and/or its other service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. In June 2004, the Company's allowance for loan loss balance was reduced by $9.0 million and the provision for loan losses was similarly reduced to account for the estimated effects of the Exceptional Performer designation. The Company anticipates lower provision expense for loan losses compared to historical periods as a result of the Exceptional Performer designation.

     In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, months in repayment, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. The Company places a non-federally insured loan on nonaccrual status and charges off the loan when the collection of principal and interest is 120 days past due. During the second quarter 2004, the Company reclassified FFELP loans and the related allowance that have been rejected for reimbursement by the guarantor to the non-federally insured loan portfolio, because these loans are effectively uninsured.

    The evaluation of the provision for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is adequate to cover probable losses inherent in the loan portfolio.

Other Income

    The Company also earns fees and generates income from other sources, including principally loan servicing, guarantee servicing, and licensing fees on its software products. Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value or number of loans or accounts serviced for each customer. Guarantee servicing fees are earned as a result of providing system software, hardware, and telecommunication support, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services to guaranty agencies. Guarantee servicing fees are calculated based on the number of loans serviced or amounts collected. Software services income includes software license and maintenance fees associated with student loan software products as well as certain loan marketing fees. Other income also includes the derivative market value adjustment and net settlements as further discussed in "-- Risks -- Market and Interest Rate Risk" below. The Company's net income included net settlements on derivatives of $1.7 million and $2.9 million and mark-to-market gains on derivative instruments of $3.1 million and $0.5 million during the three and six months ended June 30, 2004, respectively. There were no derivatives outstanding during the first six months of 2003.

Operating Expenses

   Operating expenses include costs incurred to manage and administer the Company's student loan portfolio and its financing transactions, costs incurred to generate and acquire student loans, and general and administrative expenses, which include corporate overhead. Operating expenses also include amortization of intangible assets related to acquisitions. Operating expenses during the three and six months ended June 30, 2004 included $2.1 million and $4.2 million, respectively, of amortization of intangible assets resulting from acquisitions as compared to $3.5 million and $7.2 million during the comparable periods in 2003.

   The Company does not believe inflation has a significant effect on its operations.

Results of Operations

Three months ended June 30, 2004 compared to the three months ended June 30,
2003

                                                                            Three months ended
                                                                                 June 30,
                                                                          ------------------------
                                                                            2004           2003         $ Change       % Change
                                                                          ---------      ---------      ---------      --------
                                                                                       (dollars in thousands)
Interest income:
     Loan interest, excluding variable-rate floor income ............     $ 239,436      $  99,982      $ 139,454         139.5%
     Variable-rate floor income .....................................            --          6,900         (6,900)       (100.0)
     Amortization of loan premiums and deferred origination costs ...       (15,037)       (14,209)          (828)         (5.8)
     Investment interest ............................................         3,181          5,343         (2,162)        (40.5)
                                                                          ---------      ---------      ---------      --------
       Total interest income ........................................       227,580         98,016        129,564         132.2
Interest expense:
     Interest on bonds and notes payable ............................        52,352         52,826           (474)         (0.9)
                                                                          ---------      ---------      ---------      --------
       Net interest income ..........................................       175,228         45,190        130,038         287.8
Less provision (recovery) for loan losses ...........................        (6,421)         2,450         (8,871)       (362.1)
                                                                          ---------      ---------      ---------      --------
       Net interest income after provision (recovery) for loan losses       181,649         42,740        138,909         325.0
                                                                          ---------      ---------      ---------      --------
Other income:
     Loan servicing and other fee income ............................        22,512         24,400         (1,888)         (7.7)
     Software services and other income .............................         5,029          4,471            558          12.5
     Derivative market value adjustment and net settlements .........         1,357             --          1,357         100.0
                                                                          ---------      ---------      ---------      --------
       Total other income ...........................................        28,898         28,871             27           0.1
                                                                          ---------      ---------      ---------      --------
Operating expenses:
     Salaries and benefits ..........................................        49,036         30,343         18,693          61.6
     Other operating expenses:
       Depreciation and amortization, excluding amortization
          of intangible assets ......................................         2,598          2,531             67           2.6
       Amortization of intangible assets ............................         2,079          3,500         (1,421)        (40.6)
       Trustee and other debt related fees ..........................         2,851          3,787           (936)        (24.7)
       Occupancy and communications .................................         3,135          2,925            210           7.2
       Advertising and marketing ....................................         2,961          2,728            233           8.5
       Professional services ........................................         2,894          2,442            452          18.5
       Consulting fees and support services to related parties ......            --            450           (450)       (100.0)
       Postage and distribution .....................................         3,220          3,035            185           6.1
       Othe .........................................................         7,422          5,704          1,718          30.1
                                                                          ---------      ---------      ---------      --------
          Total other operating expenses ............................        27,160         27,102             58           0.2
                                                                          ---------      ---------      ---------      --------
          Total operating expenses ..................................        76,196         57,445         18,751          32.6
                                                                          ---------      ---------      ---------      --------
          Income before income taxes ................................       134,351         14,166        120,185         848.4
Income tax expense ..................................................        49,098          5,840         43,258         740.7
                                                                          ---------      ---------      ---------      --------
          Net income ................................................     $  85,253      $   8,326      $  76,927         923.9%
                                                                          =========      =========      =========      ========

    Net interest income. Total loan interest, including variable-rate floor income and amortization of premiums and deferred origination costs, increased as a result of an increase in the size of the student loan portfolio and recognition of the special allowance yield adjustment, offset by changes in the interest rate environment and in the pricing characteristics of the Company's student loan assets. Recognition of the special allowance yield adjustment of $124.3 million, offset by lower interest rates during the three months ended June 30, 2004, caused an increase in the student loan net yield on the Company's student loan portfolio to 7.96% from 4.16% for the comparable period in 2003. Variable-rate floor income decreased due to the timing and relative change in interest rates during the periods. Essentially, prevailing interest rates declined drastically subsequent to the July 1, 2002 annual borrower interest rate reset date compared to their less substantial decline following the reset of rates on July 1, 2003. Consequently, the Company realized no variable-rate floor income during the three months ended June 30, 2004 as compared to $6.9 million during the comparable period in 2003. The weighted average interest rate on the student loan portfolio increased during the three months ended June 30, 2004 due to the recognition of the special allowance yield adjustment, offset by lower interest rates and the increase in the number of lower yielding consolidation loans. The higher weighted average loan interest rate resulted in an increase in loan interest income of approximately $92.3 million. Consolidation loan activity also increased the amortization and write-off of premiums and deferred origination costs and increased the consolidation rebate fee, reducing loan interest income approximately $7.4 million. The increase in loan interest income was also a result of an increase in the Company's portfolio of student loans. The average student loan portfolio increased $2.4 billion, or 26.8%, at June 30, 2004 as compared to the comparable period in 2003, which increased loan interest income by approximately $54.0 million.

    Interest expense on bonds and notes payable decreased despite an increase in average total debt of approximately $2.2 billion. Average variable-rate debt during the three months ended June 30, 2004 increased $2.4 billion over the comparable period in 2003, which increased interest expense by approximately $6.9 million. The Company reduced average fixed-rate debt by $181.5 million during the three months ended June 30, 2004 as compared to the comparable period in 2003, which decreased the Company's overall interest expense by approximately $2.7 million. The reduction in interest rates, specifically LIBOR and auction rates, decreased the Company's average cost of funds to 1.69% during the three months ended June 30, 2004 from 2.08% during the comparable period in 2003, which decreased interest expense approximately $2.5 million. Interest expense for the three months ended June 30, 2003 includes $2.2 million due to the write off of bond issuance costs incurred as a result of refinancing certain debt transactions.

    Net interest income, excluding the effects of variable-rate floor income and recognition of the special allowance yield adjustment, increased approximately $12.6 million, or 33.0%, to approximately $50.9 million during the three months ended June 30, 2004 from approximately $38.3 million during the comparable period in 2003.

    Provision for loan losses. The provision for loan losses for federally insured student loans decreased $9.6 million from an expense of $0.8 million during the three months ended June 30, 2003 to a recovery of $8.8 million during the three months ended June 30, 2004 as a result of the Company's Exceptional Performer designation. The provision for loan losses for non-federally insured loans increased $770,000 from $1.6 million during the three months ended June 30, 2003 to $2.3 million during the three months ended June 30, 2004 due to the increase in the non-federally insured loans and expected performance of the non-federally insured loan portfolio.

    Other income. Loan servicing and other fee income decreased due to the reduction in the number and dollar amount of loans the Company serviced for third parties. Total average third-party loan servicing volume decreased $922.9 million, or 9.2%, during the three months ended June 30, 2004 as compared to the comparable period in 2003, which resulted in a decrease in loan servicing income of $2.1 million. The decrease in servicing volume is due to loan pay downs being greater than loan additions within the third-party customer portfolios. This decrease in income was offset by an increase of approximately $564,000 in guarantee servicing income during the six months ended June 30, 2004 due to special conversion fees received from a customer that did not renew its servicing contract.

    The increase in software services and other income was primarily due to the acquisition of Nelnet Capital LLC (formerly UFS Securities, LLC) in August 2003 and the broker dealer fee income generated from this subsidiary's activities.

    The Company began utilizing derivative instruments in the third quarter of 2003 to provide economic hedges to protect against the impact of adverse changes in interest rates. For the three months ended June 30, 2004, the derivative market value adjustment gain was $3.1 million and net settlements representing realized interest costs were $1.7 million. See "-- Risks -- Market and Interest Rate Risk."

    Operating expenses. Salaries and benefits increased during the three months ended June 30, 2004 due to the recognition of incentive expenses as a result of the Company meeting certain pre-established goals and targets generated primarily by the financial impact related to the recognition of the special allowance yield adjustment and the Exceptional Performer designation. The Company recognized approximately $20.7 million of expense in June 2004 related to these incentive plans. The decrease in the amortization of intangible assets is due to certain intangible assets becoming fully amortized in 2003. The decrease in trustee and other debt related fees relates to the reduced broker dealer fees from the acquisition of Nelnet Capital LLC in August 2003. Professional services increased due to additional costs related to operations as a public company. No costs were incurred in 2004 relating to consulting fees and support services to related parties due to the termination of these agreements in July 2003. Other expenses increased due to an additional $2.0 million of charitable contribution expenses.

    Income tax expense. Income tax expense increased due to the increase in income before income taxes. The Company's effective tax rate was 36.5% and 41.2% during the three months ended June 30, 2004 and 2003, respectively. The decrease in the effective tax rate in 2004 was related to certain items not deductible for tax purposes that contributed more positively as a percentage of pre-tax income in 2004 than in 2003.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

                                                                           Six months ended
                                                                             June 30,
                                                                        ----------------------
                                                                          2004         2003       $ Change      % Change
                                                                        ---------    ---------    ---------    ----------
                                                                                     (dollars in thousands)
Interest income:
    Loan interest, excluding variable-rate floor income .............   $ 347,632    $ 199,991    $ 147,641       73.8%
    Variable-rate floor income ......................................         348       12,700      (12,352)     (97.3)
    Amortization of loan premiums and deferred origination costs ....     (34,854)     (30,336)      (4,518)     (14.9)
    Investment interest .............................................       6,832        9,268       (2,436)     (26.3)
                                                                        ---------    ---------    ---------     ------
      Total interest income .........................................     319,958      191,623      128,335       67.0
Interest expense:
    Interest on bonds and notes payable .............................     101,395      104,175       (2,780)      (2.7)
                                                                        ---------    ---------    ---------     ------
      Net interest income ...........................................     218,563       87,448      131,115      149.9
Less provision (recovery) for loan losses ...........................      (3,306)       4,860       (8,166)    (168.0)
                                                                        ---------    ---------    ---------     ------
      Net interest income after provision (recovery) for loan losses      221,869       82,588      139,281      168.6
                                                                        ---------    ---------    ---------     ------
Other income:
    Loan servicing and other fee income .............................      48,221       50,237       (2,016)      (4.0)
    Software services and other income ..............................      10,607        9,111        1,496       16.4
    Derivative market value adjustment and net settlements ..........      (2,384)          --       (2,384)    (100.0)
                                                                        ---------    ---------    ---------     ------
      Total other income ............................................      56,444       59,348       (2,904)      (4.9)
                                                                        ---------    ---------    ---------     ------
Operating expenses:
    Salaries and benefits ...........................................      76,805       56,848       19,957       35.1
    Other operating expenses:
      Depreciation and amortization, excluding amortization
         of intangible assets .......................................       4,928        4,671          257        5.5
      Amortization of intangible assets .............................       4,157        7,196       (3,039)     (42.2)
      Trustee and other debt related fees ...........................       5,465        7,459       (1,994)     (26.7)
      Occupancy and communications ..................................       6,217        6,192           25        0.4
      Advertising and marketing .....................................       5,284        4,314          970       22.5
      Professional services .........................................       7,354        4,627        2,727       58.9
      Consulting fees and support services to related parties .......          --        2,685       (2,685)    (100.0)
      Postage and distribution ......................................       7,068        6,788          280        4.1
      Other .........................................................      12,130       11,899          231        1.9
                                                                        ---------    ---------    ---------     ------
         Total other operating expenses .............................      52,603       55,831       (3,228)      (5.8)
                                                                        ---------    ---------    ---------     ------
         Total operating expenses ...................................     129,408      112,679       16,729       14.8
                                                                        ---------    ---------    ---------     ------
         Income before income taxes and minority interest ...........     148,905       29,257      119,648      409.0
Income tax expense ..................................................      54,531       11,462       43,069      375.8
                                                                        ---------    ---------    ---------     ------
         Income before minority interest ............................      94,374       17,795       76,579      430.3
                                                                        ---------    ---------    ---------     ------
Minority interest in subsidiary loss ................................          --          109         (109)    (100.0)
                                                                        ---------    ---------    ---------     ------
         Net income .................................................   $  94,374    $  17,904    $  76,470      427.1%
                                                                        =========    =========    =========     ======

    Net interest income. Total loan interest, including variable-rate floor income and amortization of loan premiums and deferred origination costs, increased as a result of an increase in the size of the student loan portfolio and recognition of the special allowance yield adjustment, offset by changes in the interest rate environment and in the pricing characteristics of the Company's student loan assets. Recognition of the special allowance yield adjustment of $124.3 million, offset by lower interest rates during the six months ended June 30, 2004, caused an increase in the student loan net yield on the Company's student loan portfolio to 5.76% from 4.22% for the comparable period in 2003. Variable-rate floor income decreased due to the timing and relative change in interest rates during the periods. Essentially, prevailing interest rates declined drastically subsequent to the July 1, 2002 annual borrower interest rate reset date compared to their less substantial decline following the reset of rates on July 1, 2003. Consequently, the Company realized approximately $348,000 of variable-rate floor income during the six months ended June 30, 2004 as compared to $12.7 million during the comparable period in 2003. The weighted average interest rate on the student loan portfolio increased during the six months ended June 30, 2004 due to the recognition of the special allowance yield adjustment offset by lower interest rates and the increase in the number of lower yielding consolidation loans. The higher weighted average loan interest rate resulted in an increase in loan interest income of approximately $82.8 million. Consolidation loan activity also increased the amortization and write-off of premiums and deferred origination costs and increased the consolidation rebate fee, reducing loan interest income approximately $17.2 million. The increase in loan interest income was also a result of an increase in the Company's portfolio of student loans. The average student loan portfolio increased $2.2 billion, or 25.7%, at June 30, 2004 as compared to the comparable period in 2003, which increased loan interest income by approximately $77.3 million.

    Interest expense on bonds and notes payable decreased despite an increase in average total debt of approximately $2.1 billion. Average variable-rate debt during the six months ended June 30, 2004 increased $2.3 billion over the comparable period in 2003, which increased interest expense by approximately $13.6 million. The Company reduced average fixed-rate debt by $196.0 million during the six months ended June 30, 2004 as compared to the comparable period in 2003, which decreased the Company's overall interest expense by approximately $5.8 million. The reduction in interest rates, specifically LIBOR and auction rates, decreased the Company's average cost of funds to 1.69% during the six months ended June 30, 2004 from 2.10% during the comparable period in 2003, which decreased interest expense approximately $8.1 million. Interest expense for the six months ended June 30, 2003 includes $2.5 million due to the write off of bond issuance costs incurred as a result of refinancing certain debt transactions.

    Net interest income, excluding the effects of variable-rate floor income and recognition of the special allowance yield adjustment, increased approximately $19.2 million, or 25.7%, to approximately $93.9 million during the six months ended June 30, 2004 from approximately $74.7 million during the comparable period in 2003.

    Provision for loan losses. The provision for loan losses for federally insured student loans decreased $8.7 million from an expense of $1.4 million during the six months ended June 30, 2003 to a recovery of $7.3 million during the six months ended June 30, 2004, as a result of the Company's Exceptional Performer designation. The provision for loan losses on non-federally insured loans increased $540,000 from $3.5 million during the six months ended June 30, 2003 to $4.0 million during the six months ended June 30, 2004, due to the increase in the non-federally insured loans and expected performance of the non-federally insured loan portfolio.

    Other income. Loan servicing and other fee income decreased primarily due to the reduction in the number and dollar amount of loans the Company serviced for third parties. Total average third-party loan servicing volume decreased $1.0 billion, or 9.8%, during the six months ended June 30, 2004 as compared to the comparable period in 2003, which resulted in a decrease in loan servicing income of $2.6 million. The decrease in servicing volume is due to loan pay downs being greater than loan additions within the third-party customer portfolios. This decrease in income was offset by an increase of approximately $564,000 in guarantee servicing income during the six months ended June 30, 2004 due to special conversion fees received from a customer that did not renew its servicing contract.

    The increase in software services and other income was primarily due to the acquisition of Nelnet Capital LLC (formerly UFS Securities, LLC) in August 2003 and the broker dealer fee income generated from this subsidiary's activities.

    The Company began utilizing derivative instruments in the third quarter of 2003 to provide economic hedges to protect against the impact of adverse changes in interest rates. For the six months ended June 30, 2004, the derivative market value adjustment gain was $548,000 and net settlements representing realized interest costs were $2.9 million. See "-- Risks -- Market and Interest Rate Risk."

    Operating expenses. Salaries and benefits increased during the six months ended June 30, 2004 due to the recognition of incentive expenses as a result of the Company meeting certain pre-established goals and targets generated primarily by the financial impact related to the recognition of the special allowance yield adjustment and the Exceptional Performer designation. The Company recognized approximately $20.7 million of expense in June 2004 related to these incentive plans. The decrease in the amortization of intangible assets is due to certain intangible assets becoming fully amortized in 2003. The decrease in trustee and other debt related fees relates to the reduced broker dealer fees from the acquisition of Nelnet Capital LLC in August 2003. Advertising and marketing expenses increased due to the expansion of the Company's marketing efforts, especially in the consolidations area. Professional services increased due to additional costs related to operations as a public company. No costs were incurred in 2004 relating to consulting fees and support services to related parties due to the termination of these agreements in July 2003.

    Income tax expense. Income tax expense increased due to the increase in income before income taxes. The Company's effective tax rate was 36.6% and 39.2% during the six months ended June 30, 2004 and 2003, respectively. The decrease in the effective tax rate in 2004 was related to certain items not deductible for tax purposes that contributed more positively as a percentage of pre-tax income in 2004 than in 2003.

Financial Condition

At June 30, 2004 compared to December 31, 2003

                                                                          As of
                                                                -------------------------
                                                                  June 30,    December 31,
                                                                    2004         2003        $ Change      % Change
                                                                -----------   -----------   -----------    --------
                                                                               (dollars in thousands)
Assets:
Student loans receivable, net ...............................   $12,194,097   $10,455,442   $ 1,738,655      16.6%
Other assets ................................................     1,265,482     1,476,067      (210,585)    (14.3)
                                                                -----------   -----------   -----------      ----
      Total assets ..........................................   $13,459,579   $11,931,509   $ 1,528,070      12.8%
                                                                ===========   ===========   ===========      =====


Liabilities:
Bonds and notes payable .....................................   $12,844,539   $11,366,458   $ 1,478,081      13.0%
Other liabilities ...........................................       214,058       259,562       (45,504)    (17.5)
                                                                -----------   -----------   -----------      ----
      Total liabilities .....................................    13,058,597    11,626,020     1,432,577      12.3
Shareholders' equity:
Shareholders' equity ........................................       400,982       305,489        95,493      31.3
                                                                -----------   -----------   -----------      ----
      Total liabilities and shareholders' equity ............   $13,459,579   $11,931,509   $ 1,528,070      12.8%
                                                                ===========   ===========   ===========      ====

     Total assets increased primarily due to an increase in student loans receivable. This increase was the result of the Company originating and acquiring $2.3 billion of student loans during the six months ended June 30, 2004, offset by repayments of approximately $0.6 billion. Total liabilities increased primarily as a result of an increase in bonds and notes payable. The increase in bonds and notes payable resulted from additional borrowings to fund the Company's growth in student loans. Shareholders' equity increased primarily as a result of net income of $94.4 million during the six months ended June 30, 2004.

Liquidity and Capital Resources

    The Company utilizes operating cash flow, operating lines of credit, and secured financing transactions to fund operations and student loan acquisitions. In addition, in December 2003, the Company consummated an initial public offering of its Class A common stock that yielded the Company net proceeds of $163.7 million. Operating activities provided net cash of $210.3 million during the six months ended June 30, 2004, an increase of $146.1 million from the net cash provided by operating activities of $64.2 million during the comparable period in 2003. Of this increase, $124.3 million is due to the special allowance yield adjustment recognized in 2004. Operating cash flows are also driven by net income adjusted for various non-cash items such as the provision (recovery) for loan losses, depreciation and amortization, deferred income taxes, and the derivative market value adjustment. These non-cash items resulted in an increase in cash provided by operating activities of $3.7 million during the six months ended June 30, 2004 as compared to the comparable period in 2003.

    The Company has a $35.0 million operating line of credit and a $35.0 million commercial paper facility under two separate facilities from a group of six large regional and national financial institutions. The Company uses these facilities primarily for general operating purposes. The Company did not have any borrowings under these facilities at June 30, 2004. These facilities expire in September 2004. The Company intends to renew these facilities through September 2005. The Company believes these facilities, the growth in the cash flow from operating activities, and the initial public stock offering indicates a favorable trend in the Company's available capital resources. Due to the proceeds received from the initial public offering, a $30 million operating line of credit with a national financial institution was not renewed in February 2004.

    The Company's secured financing instruments include commercial paper lines, short-term student loan warehouse programs, variable-rate tax-exempt bonds, fixed-rate bonds, fixed-rate tax-exempt bonds, and various asset-backed securities. Of the $12.8 billion of debt outstanding as of June 30, 2004, $10.8 billion was issued under securitization transactions. On January 15, 2004, April 22, 2004, and July 20, 2004, the Company completed asset-backed securities transactions totaling $1.0 billion, $1.0 billion, and $1.4 billion, respectively. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities markets in 2004 and subsequent years. Securities issued in the securitization transactions are generally priced off a spread to LIBOR or set under an auction procedure related to the bonds and notes. The student loans financed are generally priced on a spread to commercial paper or Treasury bills. In July 2004, the Company redeemed a portion of its student loan interest margin notes for $47.4 million, which includes a call-premium of $1.9 million. The call-premium and write-off of the unamortized debt issue costs of $0.7 million will be expensed in the third quarter 2004.

    The Company's warehouse facilities allow for expansion of liquidity and capacity for student loan growth and should provide adequate liquidity to fund the Company's student loan operations for the foreseeable future. At June 30, 2004, the Company had a loan warehousing capacity of $2.8 billion, of which $2.0 billion was outstanding at June 30, 2004, through 364-day commercial paper conduit programs. These conduit programs mature in 2004 through 2009, however, must be renewed annually by underlying liquidity providers. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements, and therefore, does not believe the renewal of these contracts present a significant risk to its liquidity.

    The Company is limited in the amounts of funds that can be transferred from its subsidiaries through intercompany loans, advances, or cash dividends. These limitations result from the restrictions contained in trust indentures under debt financing arrangements to which the Company's education lending subsidiaries are parties. The Company does not believe these limitations will affect its operating cash needs. The amounts of cash and investments restricted in the respective reserve accounts of the education lending subsidiaries are shown on the balance sheets as restricted cash and investments.

    The following table summarizes the Company's bonds and notes outstanding as of June 30, 2004:


                                                               As of June 30, 2004
                                                 --------------------------------------------------------
                                                                                            Interest rate
                                                                                              range on
                                                  Carrying    Percent of   Line of credit     carrying
                                                   amount        total         amount          amount          Final maturity
                                                 -----------  ----------   --------------   -------------    -------------------
                                                                            (dollars in thousands)
Variable rate bonds and notes (a):
    Bond and notes based on indices ..........   $ 4,499,954     35.1%      $ 4,499,954     1.22% - 1.84%    11/25/09 - 02/25/39
    Bond and notes based on auction ..........     5,398,670     42.0         5,398,670     1.10% - 1.60%    07/01/05 - 07/01/43
                                                 -----------    -----       -----------
       Total variable rate bonds and notes ...     9,898,624     77.1         9,898,624
Commerical paper and other ...................     2,049,878     16.0         2,800,000     1.09% - 1.20%    05/14/04 - 09/02/09
Fixed-rate bonds and notes (a) ...............       881,037      6.9           881,037     5.20% - 7.63%    05/01/05 - 05/01/29
Other borrowings .............................        15,000      0.1            85,000         6.00%           11/1/2005
                                                 -----------    -----       -----------
    Total ....................................   $12,844,539    100.0%      $13,664,661
                                                 ===========    =====       ===========

----------

(a) Issued in securitization transactions.

    Total unused commitments under various commercial paper, warehouse, and operating line of credit agreements totaled $820.1 million as of June 30, 2004.

    The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company's contractual obligations as of June 30, 2004 were as follows:

                                                      As of June 30, 2004
                              -------------------------------------------------------------------
                                            Less than                                  More than
                                 Total        1 year    1 to 3 years   3 to 5 years     5 years
                              -----------   ---------   ------------   ------------   -----------
                                                    (dollars in thousands)
Bonds and notes payable ...   $12,844,539    218,917      277,582        165,138      12,182,902
Operating lease obligations        14,660      4,921        7,177          2,122             440
                              -----------    -------      -------        -------      ----------
   Total ..................   $12,859,199    223,838      284,759        167,260      12,183,342
                              ===========    =======      =======        =======      ==========

    The Company has commitments with its branding partners, from whom the Company acquires student loans and to whom the Company provides marketing and origination services, and forward flow lenders, from whom the Company acquires student loans and to whom the Company provides origination services only, which obligate the Company to purchase loans originated under specific criteria, although the branding partners and forward flow lenders are not obligated to provide the Company with a minimum amount of loans. These commitments generally run for periods ranging from one to five years and are generally renewable. The Company is obligated to purchase student loans at current market rates at the respective sellers' requests under various agreements. As of June 30, 2004, $199.2 million of student loans were originated under these agreements, which the Company was committed to purchase.

    On July 1, 2004, the Company implemented its employee share purchase plan pursuant to which employees are entitled to purchase Class A common stock via payroll deductions at a 15 percent discount from fair market value. The Company will recognize compensation expense equal to the intrinsic value on the date stock is issued to the employee.

Student Loan Portfolio

    The table below describes the components of the Company's loan portfolio as of June 30, 2004 and December 31, 2003:

                                                                    As of June 30, 2004    As of December 31, 2003
                                                                   ---------------------   -----------------------
                                                                     Dollars     Percent      Dollars      Percent
                                                                   -----------   -------    -----------    -------
                                                                               (dollars in thousands)
Federally insured:
     Stafford .................................................    $ 5,319,123     43.6%    $ 4,900,249      46.9%
     PLUS/SLS (a) .............................................        290,398      2.4         249,217       2.4
     Consolidation ............................................      6,329,369     51.9       5,073,081      48.5
Non-federally insured .........................................         94,439      0.8          92,327       0.9
                                                                   -----------    -----     -----------     -----
          Total ...............................................     12,033,329     98.7      10,314,874      98.7
Unamortized premiums and deferred origination costs ...........        168,890      1.4         156,594       1.5
Allowance for loan losses:
     Allowance - federally insured ............................           (735)    (0.0)         (9,755)     (0.1)
     Allowance - non-federally insured ........................         (7,387)    (0.1)         (6,271)     (0.1)
                                                                   -----------    -----     -----------     -----
          Net .................................................    $12,194,097    100.0%    $10,455,442     100.0%
                                                                   ===========    =====     ===========     =====

----------

(a) Supplemental Loans for Students, or SLS, are the predecessor to unsubsidized Stafford loans.

Activity in the Allowance for Loan Losses

    The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans.

     An analysis of the Company's allowance for loan losses is presented in the following table:

                                                                        Three months ended             Six months ended
                                                                             June 30,                      June 30,
                                                                    --------------------------    --------------------------
                                                                        2004           2003           2004           2003
                                                                    -----------    -----------    -----------    -----------
                                                                                     (dollars in thousands)
Balance at beginning of period .....................................$    16,623    $    13,222    $    16,026    $    12,000
Provision (recovery) for loan losses:
     Federally insured loans .......................................     (8,761)           880         (7,316)         1,390
     Non-federally insured loans ...................................      2,340          1,570          4,010          3,470
                                                                    -----------    -----------    -----------    -----------
          Total provision (recovery) for loan losses ...............     (6,421)         2,450         (3,306)         4,860
Charge-offs:
     Federally insured loans .......................................       (719)          (797)        (1,704)        (1,335)
     Non-federally insured loans ...................................     (1,476)        (1,153)        (3,105)        (1,820)
                                                                    -----------    -----------    -----------    -----------
          Total charge-offs ........................................     (2,195)        (1,950)        (4,809)        (3,155)
Recoveries, non-federally insured loans ............................        115             28            211             45
                                                                    -----------    -----------    -----------    -----------
Net charge-offs ....................................................     (2,080)        (1,922)        (4,598)        (3,110)
                                                                    -----------    -----------    -----------    -----------
Balance at end of period ...........................................$     8,122    $    13,750    $     8,122    $    13,750
                                                                    ===========    ===========    ===========    ===========
Allocation of the allowance for loan losses:
     Federally insured loans .......................................$       735    $     9,425    $       735    $     9,425
     Non-federally insured loans ...................................      7,387          4,325          7,387          4,325
                                                                    -----------    -----------    -----------    -----------
          Total allowance for loan losses ..........................$     8,122    $    13,750    $     8,122    $    13,750
                                                                    ===========    ===========    ===========    ===========

Net loan charge-offs as a percentage of average student loans ......      0.074%         0.086%         0.085%        0.072%
Total allowance as a percentage of average student loans ...........      0.072%         0.155%         0.075%        0.159%
Total allowance as a percentage of ending balance of student loans .      0.067%         0.148%         0.067%        0.148%
Non-federally insured allowance as a percentage of the ending
     balance of non-federally insured loans ........................      7.822%         4.923%         7.822%        4.923%
Average student loans ..............................................$11,284,576    $ 8,899,049    $10,869,351    $ 8,648,786
Ending balance of student loans ....................................$12,033,329    $ 9,317,847    $12,033,329    $ 9,317,847
Ending balance of non-federally insured loans ......................$    94,439    $    87,851    $    94,439    $    87,851

    Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100 percent reimbursement on all eligible FFEL Program default claims submitted for reimbursement beginning June 1, 2004, and the Company is not subject to the two percent risk sharing loss for eligible claims submitted after that date. Only FFEL Program loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100 percent reimbursement. At June 30, 2004, service providers designated as an Exceptional Performer serviced approximately 90 percent of the Company's federally insured loans. Of this 90 percent, less than one percent is serviced by a third party. The Company is entitled to receive this benefit as long as it and/or its other service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. In June 2004, the Company's allowance for loan loss balance was reduced by $9.0 million and the provision for loan losses was similarly reduced to account for the estimated effects of the Exceptional Performer designation.

   Delinquencies have the potential to adversely impact the Company's earnings through increased servicing and collection costs and account charge-offs. The table below shows the student loan delinquency amounts as of June 30, 2004 and December 31, 2003:

                                                                   As of June 30, 2004    As of December 31, 2003
                                                                 ----------------------   -----------------------
                                                                   Balance      Percent      Balance      Percent
                                                                 ------------   -------   ------------    -------
                                                                              (dollars in thousands)
Federally Insured Student Loan Portfolio:
    Loans in-school/grace/deferment(1) .......................   $  3,581,605             $  2,940,193
    Loans in forebearance(2) .................................      1,630,044                1,362,335
    Loans in repayment status:
        Loans current ........................................      6,039,860     89.8%      5,245,316      88.6%
        Loans delinquent 31-60 days(3) .......................        269,297      4.0         279,435       4.7
        Loans delinquent 61-90 days(3) .......................        142,298      2.1         130,339       2.2
        Loans delinquent 91 days or greater(4) ...............        275,786      4.1         264,929       4.5
                                                                 ------------    -----    ------------     -----
           Total loans in repayment ..........................      6,727,241    100.0%      5,920,019     100.0%
                                                                 ------------    =====    ------------     =====
           Total federally insured student loan portfolio ....   $ 11,938,890             $ 10,222,547
                                                                 ============             ============
Non-Federally Insured Student Loan Portfolio:
    Loans in-school/grace/deferment(1) .......................   $     24,718             $     25,537
    Loans in forebearance(2) .................................          6,070                   14,776
    Loans in repayment status:
        Loans current ........................................         57,318     90.1%         45,554      87.6%
        Loans delinquent 31-60 days(3) .......................          2,297      3.6           2,531       4.9
        Loans delinquent 61-90 days(3) .......................          1,727      2.7           1,556       2.9
        Loans delinquent 91 days or greater(4) ...............          2,309      3.6           2,373       4.6
                                                                 ------------    -----    ------------     -----
           Total loans in repayment ..........................         63,651    100.0%         52,014     100.0%
                                                                 ------------    =====    ------------     =====
           Total private student loan portfolio ..............   $     94,439             $     92,327
                                                                 ============             ============

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

(4) Loans delinquent 91 days or greater include loans in claim status, which are loans which have gone into default and have been submitted to the guaranty agency for FFELP loans, or the insurer for non-federally insured loans, to process the claim for payment.

    During the second quarter of 2004, the Company reclassified FFELP loans and the related allowance that have been rejected for reimbursement by the guarantor to the non-federally insured loan portfolio, because these loans are effectively uninsured. In the above tables, the reclassification is reflected for all periods presented.

Origination and Acquisition

    The Company's student loan portfolio increases through various channels, including originations through the direct channel and acquisitions through the branding partner channel, the forward flow channel, and spot purchases. The Company's portfolio also increases with the addition of portfolios acquired through business acquisitions.

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

    The table below sets forth the activity during the three and six months ended June 30, 2004 and 2003 of loans originated or acquired through each of the Company's channels:

                                                                          Three months ended               Six months ended
                                                                               June 30,                        June 30,
                                                                     ----------------------------    ----------------------------
                                                                         2004            2003            2004            2003
                                                                     ------------    ------------    ------------    ------------
                                                                                        (dollars in thousands)
Beginning balance ................................................   $ 11,065,865    $  8,881,560    $ 10,314,874    $  8,404,388
Direct channel:
    Consolidation loan originations ..............................        505,353         292,446       1,311,918         736,670
    Less consolidation of existing portfolio .....................       (201,999)       (117,000)       (523,008)       (352,000)
                                                                     ------------    ------------    ------------    ------------
         Net consolidation loan originations .....................        303,354         175,446         788,910         384,670
    Stafford/PLUS loan originations ..............................         27,385          30,760         120,312         116,876
Branding partner channel .........................................        360,704         244,418         715,207         610,740
Forward flow channel .............................................        362,888         167,395         448,092         308,002
Other channels ...................................................        109,787          35,046         130,783          63,666
                                                                     ------------    ------------    ------------    ------------
    Total channel acquisitions ...................................      1,164,118         653,065       2,203,304       1,483,954
Loans acquired in business acquisition ...........................        136,138              --         136,138              --
Repayments, claims, capitalized interest, and other ..............       (332,792)       (216,778)       (620,987)       (570,495)
                                                                     ------------    ------------    ------------    ------------
Ending balance ...................................................   $ 12,033,329    $  9,317,847    $ 12,033,329    $  9,317,847
                                                                     ============    ============    ============    ============

Student Loan Spread Analysis

    Maintenance of the spread on assets is a key factor in maintaining and growing the Company's income. The following table analyzes the student loan spread on the Company's portfolio of student loans during the three and six months ended June 30, 2004 and 2003, and represents the spread on assets earned in conjunction with the liabilities used to fund the assets:

                                                                      Three months ended              Six months ended
                                                                           June 30,                       June 30,
                                                                 ---------------------------    ----------------------------
                                                                     2004           2003            2004            2003
                                                                 ------------   ------------    ------------    ------------
                                                                    (dollars in thousands)         (dollars in thousands)
Student loan yield ...........................................           9.06%          5.22%           6.96%           5.33%
Consolidation rebate fees ....................................          (0.57)         (0.42)          (0.56)          (0.41)
Premium and deferred origination costs amortization ..........          (0.53)         (0.64)          (0.64)          (0.70)
                                                                 ------------   ------------    ------------    ------------
Student loan net yield .......................................           7.96           4.16            5.76            4.22
Student loan cost of funds ...................................          (1.69)         (2.08)          (1.69)          (2.10)
                                                                 ------------   ------------    ------------    ------------
Student loan spread ..........................................           6.27           2.08            4.07            2.12
Variable-rate floor income ...................................             --          (0.31)          (0.01)          (0.29)
Special allowance yield adjustment (a) .......................          (4.41)            --           (2.29)             --
                                                                 ------------   ------------    ------------    ------------
Core student loan spread .....................................           1.86%          1.77%           1.77%           1.83%
                                                                 ============   ============    ============    ============

Average balance of student loans (in thousands) ..............   $ 11,284,876   $  8,899,049    $ 10,869,351    $  8,648,786

       ----------

(a) On June 30, 2004, the Company recognized $124.3 million of excess interest income that had previously been deferred. At December 31, 2003 and March 31, 2004, the amount of deferred excess interest income on these loans was $42.9 million and $78.8 million, respectively. In future periods, the Company will recognize the income from the special allowance payments on these loans as it is earned.

Risks

Political/Regulatory Risk

    Pursuant to the terms of the Higher Education Act, the FFEL Program is periodically amended, and the Higher Education Act is generally reauthorized by Congress every five to six years in order to prevent sunset of that Act. Changes in the Higher Education Act made in the two most recent reauthorizations have included reductions in the student loan yields paid to lenders, increased fees paid by lenders, and a decreased level of federal guarantee. Future changes could result in further negative impacts on the Company's business. Moreover, there can be no assurance that the provisions of the Higher Education Act, which is scheduled to expire on September 30, 2004, will be reauthorized. While Congress has consistently extended the effective date of the Higher Education Act, it may elect not to reauthorize the Department's ability to provide interest subsidies, special allowance payments, and federal guarantees for student loans. Such a failure to reauthorize would reduce the number of federally insured student loans available for the Company to originate and/or acquire in the future.

    Specific proposed legislation that could have a material effect on the Company's operations, if enacted, include:

    o initiatives aimed at supporting the Federal Direct Lending ("FDL") program to the detriment of the FFEL program;

    o restrictions limiting/preventing a FFELP lender from making a consolidation loan consisting of only FDL Loans;

    o allowing for increased borrower limits, which may provide opportunities for increasing the average size of the Company's future loan originations;

    o eliminating variable-rate floor income as well as the 9.5% floor interest rate on loans refinanced with funds from pre-1993 tax-exempt financings; and

    o changes to the single holder rule and other FFEL Program rates and terms as discussed under "-- Risk Related to Consolidation Loans."

    In addition, the Department oversees and implements the Higher Education Act and periodically issues regulations and interpretations of that Act. Changes in such regulations and interpretations could negatively impact the Company's business.

Liquidity Risk

    The Company's primary funding needs are those required to finance the student loan portfolio and satisfy the Company's cash requirements for new student loan originations and acquisitions, operating expenses, and technological development. The Company's operating and warehouse financings are provided by third parties. The term of each conduit facility is less than one year and each facility is renewable at the option of the lender and may be terminated at any time for cause. There can be no assurance that the Company will be able to maintain such conduit facilities, find alternative funding, or increase the commitment level of such facilities, if necessary. While the Company's conduit facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future.

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

Credit Risk

     Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100 percent reimbursement on all eligible FFEL Program default claims submitted for reimbursement beginning June 1, 2004, and the Company is not subject to the two percent risk sharing loss for eligible claims submitted after that date. Only FFEL Program loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100 percent reimbursement. At June 30, 2004, service providers designated as an Exceptional Performer serviced approximately 90 percent of the Company's federally insured loans. Of this 90 percent, less than one percent is serviced by a third party. The Company is entitled to receive this benefit as long as it and/or its other service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. The Company bears full risk of losses experienced with respect to the unguaranteed portion of its federally insured loans (those loans not serviced by a service provider designated as an Exceptional Performer). If the Company were to lose its Exceptional Performer designation, either by the Department discontinuing the program or the Company not meeting the required servicing standards, loans serviced by the Company would become subject to the two percent risk sharing loss for all claims submitted after any loss of the Exceptional Performer designation.

     Losses on the non-federally insured loans will be borne by the Company. The loan loss pattern on the Company's non-federally insured loan portfolio is not as developed as that on its FFELP loan portfolio. The performance of student loans in the portfolio is affected by the economy, and a prolonged economic downturn may have an adverse effect on the credit performance of these loans. In addition, the Company's non-federally insured loans are underwritten and priced according to risk, using credit-scoring systems. The Company has defined underwriting and collection policies, as well as ongoing risk monitoring and review processes for all non-federally insured loans.

     Management believes the Company has provided sufficient allowances to cover the losses that may be experienced in both its federally insured and non-federally insured loan portfolios. There is, however, no guarantee that such allowances are sufficient enough to account for actual losses.

Operational Risk

    Operational risk can result from regulatory compliance errors, technology failures, breaches of internal control systems, and the risk of fraud or unauthorized transactions. Operational risk includes failure to comply with regulatory requirements of the Higher Education Act, rules and regulations of the agencies that act as guarantors on the student loans, and federal and state consumer protection laws and regulations on the Company's non-federally insured loans. Such failure to comply, irrespective of the reason, could subject the Company to loss of the federal guarantee on FFELP loans, costs of curing servicing deficiencies or remedial servicing, suspension or termination of the Company's right to participate in the FFEL program or to participate as a servicer, negative publicity, and potential legal claims or actions brought by the Company's servicing customers and borrowers.

    The Company has the ability to cure servicing deficiencies and the Company's historical losses have been minimal. However, the Company's servicing and guarantee servicing activities are highly dependent on its information systems, and the Company faces the risk of business disruption should there be extended failures of its systems. The Company has well-developed and tested business recovery plans to mitigate this risk. The Company also manages operational risk through its risk management and internal control processes covering its product and service offerings. These internal control processes are documented and tested regularly.

Risk Related to Consolidation Loans

    The Company's student loan origination and lending activities could be significantly impacted by the reauthorization of the Higher Education Act relative to the single holder rule. For example, if the single holder rule, which generally restricts a competitor from consolidating loans away from a holder that owns all of a student's loans, were abolished, a substantial portion of the Company's non-consolidated portfolio would be at risk of being consolidated away by a competitor. On the other hand, abolition of the rule would also open up a portion of the rest of the market and provide the Company with the potential to gain market share. The portion of the rest of the market that would be opened up to the Company, as measured in aggregate principal amount of student loans, would be greater than the portion of the Company's non-consolidated portfolio that would be at risk of being consolidated by a competitor. Other potential changes to the Higher Education Act relating to consolidation loans that could impact the Company include, without limitation:

    o allowing refinancing of consolidation loans, which would open almost 52% of the Company's portfolio to such refinancing; and

    o allowing for variable-rate consolidation loans and extended repayment terms of Stafford loans, which would lead to less loans lost through consolidation of the Company's portfolio, but would also decrease consolidation opportunities.

Market and Interest Rate Risk

    The Company's primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates. Because the Company generates the majority of its earnings from the spread between the yield on the portfolio of student loans and the cost of funding these loans, the interest sensitivity of the Company's balance sheet is a key profitability driver. The majority of student loans have variable-rate characteristics in certain interest rate environments. Some of the student loans include fixed-rate components depending upon the rate reset provisions, or, in the case of consolidation loans, are fixed at the weighted average interest rate of the underlying loans at the time of consolidation. The following table sets forth the Company's loan assets and debt instruments by rate characteristics:

                                                   As of June 30, 2004    As of December 31, 2003
                                                  ---------------------   -----------------------
                                                    Dollars     Percent     Dollars       Percent
                                                  -----------   -------   -----------     -------
                                                               (dollars in thousands)
Fixed-rate loan assets ........................   $ 6,315,496     52.5%   $ 5,532,497       53.6%
Variable-rate loan assets .....................     5,717,833     47.5      4,782,377       46.4
                                                  -----------    -----    -----------      -----
   Total ......................................   $12,033,329    100.0%   $10,314,874      100.0%
                                                  ===========    =====    ===========      =====

Fixed-rate debt instruments ...................   $   881,037      6.9%   $   927,694        8.2%
Variable-rate debt instruments ................    11,963,502     93.1     10,438,764       91.8
                                                  -----------    -----    -----------      -----
   Total ......................................   $12,844,539    100.0%   $11,366,458      100.0%
                                                  ===========    =====    ===========      =====

    Historically, the Company has followed a policy of funding the majority of its student loan portfolio with variable-rate debt. In a low interest rate environment, the FFELP loan portfolio yields excess income primarily due to the reduction in interest rates on the variable-rate liabilities that fund student loans at a fixed borrower rate and also due to consolidation loans earning interest at a fixed rate to the borrower. Therefore, absent utilizing derivative instruments, in a low interest rate environment, a rise in interest rates will have an adverse effect on earnings. In higher interest rate environments, where the interest rate rises above the borrower rate and the fixed-rate loans become variable rate and are effectively matched with variable-rate debt, the impact of rate fluctuations is substantially reduced.

    The Company attempts to match the interest rate characteristics of pools of loan assets with debt instruments of substantially similar characteristics, particularly in rising interest rate environments. Due to the variability in duration of the Company's assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities and the Company's opinion as to current and future market conditions. Based on those factors, the Company will periodically use derivative instruments as part of overall risk management strategy to manage risk arising from its fixed-rate and variable-rate financial instruments.

    The following table summarizes the notional values and fair values of the Company's outstanding derivative instruments as of June 30, 2004:

                                                 Notional amounts by product type
                                              --------------------------------------
                                               Fixed/               Floating/
                                              floating    Basis      fixed
                 Maturity                     swaps (a)   swaps (b) swaps (c)  Total
-------------------------------------------   ---------   --------  ---------  -----
                                                        (dollars in millions)
2004 ......................................  $ 7,000(d)       --        --     7,000
2005 ......................................      400       1,000       210     1,610
2006 ......................................       --         500        --       500
                                              ------      ------    ------     -----
  Total ...................................   $7,400       1,500       210     9,110
                                              ======      ======    ======     =====
Fair value (e) (dollars in thousands) .....   $7,640      (4,967)   (1,471)    1,202
                                              ======      ======    ======     =====

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

(d)  In July 2004, $4.0 billion of these interest rate swaps expired.

(e) Fair value is determined from market quotes from independent security brokers. Fair value indicates an estimated amount the Company would receive
     (pay) if the contracts were cancelled or transferred to other parties.

    Derivative instruments that are currently used as part of the Company's interest rate risk management strategy include interest rate swaps and basis swaps. The Company accounts for its derivative instruments in accordance with SFAS No. 133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the majority of the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments are included in the Company's statement of income. At June 30, 2004, the Company accounted for one interest rate swap with a notional amount of $150 million as a cash flow hedge in accordance with SFAS No. 133. Gains and losses on the effective portion of this qualifying hedge are accumulated in other comprehensive income and reclassified to current period earnings over the period which the stated hedged transactions impact earnings. Ineffectiveness is recorded to earnings.

    The following is a summary of the amounts included in derivative market value adjustment and net settlements on the consolidated income statements:

                                                               Three months ended   Six months ended
                                                                    June 30,            June 30,
                                                               ------------------   ----------------
                                                                2004        2003     2004     2003
                                                               -------     ------   -------  -------
                                                                      (dollars in thousands)
Change in fair value of derivative instruments .............   $ 3,075       --     $   548     --
Settlements, net ...........................................    (1,718)      --      (2,932)    --
                                                               -------      ---     -------    ---

Derivative market value adjustment and net settlements .....   $ 1,357       --     $(2,384)    --
                                                               =======      ===     =======    ===

    In July 2004, the Company entered into interest rate swaps with a combined notional amount of $3.7 billion that mature in 2005 through 2010. The fixed rate the Company pays on these derivatives ranges from 2.185% to 4.252% and the weighted average is 3.512%. These interest rate swaps do not qualify for hedge accounting under SFAS No. 133.

    The following tables summarize the effect on the Company's earnings during the three and six months ended June 30, 2004 and 2003, based upon a sensitivity analysis performed by the Company assuming a hypothetical increase and decrease in interest rates of 100 basis points and an increase in interest rates of 200 basis points while funding spreads remain constant. The effect on earnings was performed on the Company's variable-rate assets and liabilities, and for the three and six months ended June 30, 2004, includes the effects of the derivative instruments in existence during these periods. The following tables do not include the effects of the derivative instruments entered into by the Company in July 2004.

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

                                                                               Three months ended June 30, 2004
                                                         --------------------------------------------------------------------------
                                                         Change from decrease of  Change from increase of  Change from increase of
                                                             100 basis points         100 basis points         200 basis points
                                                         -----------------------  -----------------------  ------------------------
                                                          Dollar       Percent     Dollar       Percent     Dollar       Percent
                                                         --------   ------------  --------   ------------  --------   -------------
                                                                          (dollars in thousands, except share data)
Effect on earnings:
       Increase (decrease) in pre-tax net income before
             impact of derivative settlements .........  $ 22,235       16.5%     $ (4,461)      (3.3)%    $ (8,034)       (6.0)%
       Impact of derivative settlements ...............   (18,804)     (14.0)       15,706       11.7        32,962        24.5
                                                         --------      -----      --------      -----      --------      ------
       Increase in net income before taxes ............  $  3,431        2.5%     $ 11,245        8.4%     $ 24,928        18.5%
                                                         ========      =====      ========      =====      ========      ======
       Increase in  basic and diluted
             earning per share ........................  $   0.04                 $   0.13                 $   0.29
                                                         ========                 ========                 ========

                                                                              Three months ended June 30, 2003
                                                         --------------------------------------------------------------------------
                                                         Change from decrease of  Change from increase of  Change from increase of
                                                             100 basis points         100 basis points         200 basis points
                                                         -----------------------  -----------------------  ------------------------
                                                          Dollar       Percent     Dollar       Percent     Dollar       Percent
                                                         --------   ------------  --------   ------------  --------   -------------
                                                                          (dollars in thousands, except share data)
Effect on earnings:
       Increase (decrease) in pre-tax net income before
             impact of derivative settlements .........  $ 19,953      140.9%     $(12,502)     (88.3)%    $(15,928)     (112.4)%
       Impact of derivative settlements ...............        --         --            --         --            --          --
                                                         --------      -----      --------      -----      --------      ------
       Increase (decrease) in net income before taxes .  $ 19,953      140.9%     $(12,502)     (88.3)%    $(15,928)     (112.4)%
                                                         ========      =====      ========      =====      ========      ======
       Increase (decrease) in  basic and diluted
             earning per share ........................  $   0.27                 $  (0.17)                $  (0.22)
                                                         ========                 ========                 ========

                                                                               Six months ended June 30, 2004
                                                         --------------------------------------------------------------------------
                                                         Change from decrease of  Change from increase of  Change from increase of
                                                             100 basis points         100 basis points         200 basis points
                                                         -----------------------  -----------------------  ------------------------
                                                          Dollar       Percent     Dollar       Percent     Dollar       Percent
                                                         --------   ------------  --------   ------------  --------   -------------
                                                                          (dollars in thousands, except share data)
Effect on earnings:
       Increase (decrease) in pre-tax net income before
             impact of derivative settlements .........  $ 44,101       29.6%     $ (7,468)      (5.0)%    $(12,714)       (8.5)%
       Impact of derivative settlements ...............   (35,871)     (24.1)       28,892       19.4        61,274        41.1
                                                         --------      -----      --------      -----      --------      ------
       Increase in net income before taxes ............  $  8,230        5.5%     $ 21,424       14.4%     $ 48,560        32.6%
                                                         ========      =====      ========      =====      ========      ======
       Increase in  basic and diluted
             earning per share ........................  $   0.10                 $   0.25                 $   0.56
                                                         ========                 ========                 ========

                                                                               Six months ended June 30, 2003
                                                         --------------------------------------------------------------------------
                                                         Change from decrease of  Change from increase of  Change from increase of
                                                             100 basis points         100 basis points         200 basis points
                                                         -----------------------  -----------------------  ------------------------
                                                          Dollar       Percent     Dollar       Percent     Dollar       Percent
                                                         --------   ------------  --------   ------------  --------   -------------
                                                                          (dollars in thousands, except share data)
Effect on earnings:
       Increase (decrease) in pre-tax net income before
             impact of derivative settlements .........  $ 38,797      132.6%     $(22,733)     (77.7)%    $(28,810)      (98.5)%
       Impact of derivative settlements ...............        --         --            --         --            --          --
                                                         --------      -----      --------      -----      --------      ------
       Increase (decrease) in net income before taxes .  $ 38,797      132.6%     $(22,733)     (77.7)%    $(28,810)      (98.5)%
                                                         ========      =====      ========      =====      ========      ======
       Increase (decrease) in  basic and diluted
             earning per share ........................  $   0.53                 $  (0.31)                $  (0.40)
                                                         ========                 ========                 ========

        The following tables set forth the Company's variable-rate assets and liabilities categorized by the reset date of the underlying index. Fixed-rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects the Company's interest rate-sensitive positions as of June 30, 2004 and December 31, 2003 and is not necessarily reflective of the positions that existed throughout the period:

                                                                        As of June 30, 2004
                                        -------------------------------------------------------------------------------------
                                                                    Interest rate sensitivity period
                                        -------------------------------------------------------------------------------------
                                         3 months      3 months       6 months        1 to 2         2 to 5         Over 5
                                          or less     to 6 months     to 1 year        years          years          years
                                        -----------   -----------    -----------    -----------    -----------    -----------
                                                                       (dollars in thousands)
Interest-sensitive assets:
      Student loans .................   $12,194,097   $        --    $        --    $        --    $        --    $        --
      Cash and investments ..........       892,558            --             --             --             --             --
                                        -----------   -----------    -----------    -----------    -----------    -----------
          Total interest-sensitive
              assets ................    13,086,655            --             --             --             --             --
                                        -----------   -----------    -----------    -----------    -----------    -----------
Interest-sensitive liabilities:
      Short-term borrowings .........    11,963,502            --             --             --             --             --
      Long-term notes ...............        52,352        56,135        110,429        152,822        292,098        217,201
                                        -----------   -----------    -----------    -----------    -----------    -----------
          Total interest-sensitive
              liabilities ...........    12,015,854        56,135        110,429        152,822        292,098        217,201
                                        -----------   -----------    -----------    -----------    -----------    -----------
Period gap ..........................     1,070,801       (56,135)      (110,429)      (152,822)      (292,098)      (217,201)
Cumulative gap ......................     1,070,801     1,014,666        904,237        751,415        459,317        242,116
Ratio of interest-sensitive
      assets to interest-sensitive
      liabilities ...................         108.9%           --%            --%            --%            --%            --%
                                        ===========   ===========    ===========    ===========    ===========    ===========
Ratio of cumulative gap to
      total interest-sensitive assets           8.2%          7.8%           6.9%           5.7%           3.5%           1.9%
                                        ===========   ===========    ===========    ===========    ===========    ===========

                                                                      As of December 31, 2003
                                        -------------------------------------------------------------------------------------
                                                                    Interest rate sensitivity period
                                        -------------------------------------------------------------------------------------
                                         3 months      3 months       6 months        1 to 2         2 to 5         Over 5
                                          or less     to 6 months     to 1 year        years          years          years
                                        -----------   -----------    -----------    -----------    -----------    -----------
                                                                       (dollars in thousands)
Interest-sensitive assets:
      Student loans .................   $10,455,442   $        --    $        --    $        --    $        --    $        --
      Cash and investments ..........     1,155,215            --             --             --             --             --
                                        -----------   -----------    -----------    -----------    -----------    -----------
          Total interest-sensitive
              assets ................    11,610,657            --             --             --             --             --
                                        -----------   -----------    -----------    -----------    -----------    -----------
Interest-sensitive liabilities:
      Short-term borrowings .........    10,438,764            --             --             --             --             --
      Long-term notes ...............        61,237        54,355        108,167        206,484        311,588        185,863
                                        -----------   -----------    -----------    -----------    -----------    -----------
          Total interest-sensitive
              liabilities ...........    10,500,001        54,355        108,167        206,484        311,588        185,863
                                        -----------   -----------    -----------    -----------    -----------    -----------
Period gap ..........................     1,110,656       (54,355)      (108,167)      (206,484)      (311,588)      (185,863)
Cumulative gap ......................     1,110,656     1,056,301        948,134        741,650        430,062        244,199
Ratio of interest-sensitive
      assets to interest-sensitive
      liabilities ...................         110.6%           --%            --%            --%            --%            --%
                                        ===========   ===========    ===========    ===========    ===========    ===========
Ratio of cumulative gap to
      total interest-sensitive assets           9.6%          9.1%           8.2%           6.4%           3.7%           2.1%
                                        ===========   ===========    ===========    ===========    ===========    ===========

Critical Accounting Policies

    This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 3 of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

    On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most "critical" -- that is, they are most important to the portrayal of the Company's financial condition and results of operations and they require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies include securitization accounting and determining the level of the allowance for loan losses.

Securitization Accounting

    The Company uses the issuance of asset-backed securities, commonly called securitization transactions, as a key component of its financing strategy. In conjunction with these transactions, the Company transfers student loans to trusts, which issues bonds backed by the student loans. The Company's securitization transactions do not qualify for sale treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a Replacement of SFAS No. 125, as the trusts continue to be under the Company's effective control and as such the Company does not record or recognize gain on sale in conjunction with the transaction, but rather treat the transfers as secured borrowings. All of the financial activities and related assets and liabilities, including debt, of the trusts are reflected and consolidated in the Company's financial statements. Servicing, administrative support services, and other intercompany activities have been eliminated in accordance with GAAP.

Allowance for Loan Losses

    The allowance for loan losses represents management's estimate of probable losses on student loans. This evaluation process is subject to numerous estimates and judgments. In making such estimates and judgments, management considers such things as the value and character of loans outstanding, past loan loss experience, and general economic conditions. The Company evaluates the adequacy of the allowance for losses on its federally insured loan portfolio separately from its non-federally insured loan portfolio. Historical delinquencies and credit loss experience are also considered when reviewing the current aging of the portfolio, together with analyses that reflect current trends and conditions.

     The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company's loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government guarantees 98 percent of principal and interest of federally insured student loans, which limits the Company's loss exposure to two percent of the outstanding balance of the Company's federally insured portfolio.

     Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100 percent reimbursement on all eligible FFEL Program default claims submitted for reimbursement beginning June 1, 2004, and the Company is not subject to the two percent risk sharing loss for eligible claims submitted after that date. Only FFEL Program loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100 percent reimbursement. At June 30, 2004, service providers designated as an Exceptional Performer serviced approximately 90 percent of the Company's federally insured loans. Of this 90 percent, less than one percent is serviced by a third party. The Company is entitled to receive this benefit as long as it and/or its other service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis.

    In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, months in repayment, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. The Company places a non-federally insured loan on nonaccrual status and charges off the loan when the collection of principal and interest is 120 days past due.

    The allowance for federally insured and non-federally insured loans is maintained at a level management believes is adequate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective, as it requires estimates that may be susceptible to significant changes.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

    In January 2003, the Financial Accounting Standards Board issued FIN No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, which are referred to as variable interest entities. Variable interest entities are required to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. FIN No. 46 also requires new disclosures about variable interest entities. The implementation date was deferred until December 31, 2003 for calendar year companies. In December 2003, the FASB issued revised interpretation No. 46 ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate this entity. The clarifications and modifications applies to periods ending after December 31, 2003. FIN No. 46 and FIN 46R did not have an effect on the Company's financial statements.

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

   The effectiveness of the Company's or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that the Company's disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to appropriate management in a timely fashion. By their nature, the Company's or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters principally consist of claims by borrowers disputing the manner in which their loans have been processed. On the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company's management that the disposition or ultimate determination of these claims, lawsuits, and proceedings will not have a material adverse effect on the Company's business, financial position, or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Nothing to report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of shareholders held on May 27, 2004, the following proposals were approved by the margins indicated:

     1. To elect nine directors to serve on the Company's Board of Directors for one-year terms or until their successors are elected and qualified.

                                                              Number of Shares
                                                      -------------------------------
                                                      Votes For        Votes Withheld
                                                      -----------      --------------
James P. Abel ..................................      147,789,389          53,930
Don R. Bouc ....................................      147,218,544         624,775
Stephen F. Butterfield .........................      147,430,014         413,305
Michael S. Dunlap ..............................      147,427,980         415,339
Thomas E. Henning ..............................      147,523,239         320,080
Arturo R. Moreno ...............................      147,219,371         623,948
Brian J. O'Connor ..............................      147,502,939         340,380
Michael D. Reardon .............................      147,523,139         320,180
James H. Van Horn ..............................      147,394,863         448,456

    2.  To ratify the appointment of KPMG LLP as independent auditors for 2004.


                 Number of Shares
     ----------------------------------------
      Votes For      Votes Against    Abstain
     -----------     -------------    -------
     147,770,934        49,905         22,480

ITEM 5. OTHER INFORMATION

     Nothing to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

       4.15*    Indenture of Trust dated as of July 1, 2004, between Nelnet
                Student Loan Trust 2004-3 and Zions First National Bank, as
                eligible lender trustee and as indenture trustee.
       10.76*   Line of Credit Agreement dated as of June 15, 2004, between
                National Education Loan Network, Inc. and Premiere Credit of
                North America, LLC.
       10.77*   Promissory Note dated as of June 15, 2004, and executed by
                Premiere Credit of North America, LLC, in favor of National
                Education Loan Network, Inc.
       10.78*   Security Agreement dated as of June 15, 2004, between National
                Education Loan Network, Inc. and Premiere Credit of North
                America, LLC.
       10.79*   Real Estate Mortgage dated as of June 15, 2004, and executed by
                Premiere Credit of North America, LLC, in favor of National
                Education Loan Network, Inc.
       10.80*   First Amendment to Amended and Restated Warehouse Note Purchase
                and Security Agreement dated as of June 29, 2004, by and among
                NHELP-III, Inc., Delaware Funding Company, LLC, Park Avenue
                Receivables Corporation, Three Rivers Funding Corporation,
                JPMorgan Chase Bank, and Mellon Bank, N.A.
       21.1*    Subsidiaries of Nelnet, Inc.
       31.1*    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                of 2002 of Co-Chief Executive Officer Michael S. Dunlap.
       31.2*    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                of 2002 of Co-Chief Executive Officer Stephen F. Butterfield.
       31.3*    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                of 2002 of Chief Financial Officer Terry J. Heimes.
       32.**    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
     *     Filed herewith
     **   Furnished herewith

    (b) Reports on Form 8-K.

    On February 5, 2004, the Company furnished a current report on Form 8-K announcing its financial results for the quarter and year ended December 31, 2003.

    On April 28, 2004, the Company furnished a current report on Form 8-K announcing its financial results for the quarter ended March 31, 2004.

    On May 27, 2004, the Company furnished a current report on Form 8-K announcing that the Company would provide a Web cast and conference call of its 2004 annual shareholders' meeting scheduled for May 27, 2004 and announcing that the Company had been awarded Exceptional Performer status as a student loan servicer for the Federal Family Education Loan Program.

    On July 2, 2004, the Company filed a current report on Form 8-K announcing that effective June 30, 2004, it will begin to recognize income related to student loan portfolios funded from the proceeds of tax-exempt bonds, including amounts previously deferred through that date.

    On July 29, 2004, the Company filed a current report on Form 8-K announcing its financial results for the quarter ended June 30, 2004.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NELNET, INC.

Date:  August 16, 2004          By: /s/ Michael S. Dunlap
                                   ---------------------------------------------
                                Name:  Michael S. Dunlap
                                Title: Chairman and Co-Chief Executive Officer

                                By: /s/ Stephen F. Butterfield
                                   ---------------------------------------------
                                Name:  Stephen F. Butterfield
                                Title: Vice-Chairman and Co-Chief Executive
                                       Officer

                                By: /s/ Terry J. Heimes
                                   ---------------------------------------------
                                Name:  Terry J. Hermes
                                Title: Chief Financial Officer