Form 10-Q
period 2004-09-30
NELNET INC
filed 2004-11-15
CIK 1258602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)
      |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

      |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               FOR THE TRANSITION PERIOD FROM ________ TO ______.



                        COMMISSION FILE NUMBER 001-31924

          -----------------------------------------------------------

                                  NELNET, INC.
             (Exact name of registrant as specified in its charter)

                    NEBRASKA                                 84-0748903
 (State or other jurisdiction of incorporation            (I.R.S. Employer
                or organization)                          Identification No.)

        121 SOUTH 13TH STREET, SUITE 201                        68508
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

As of October 31, 2004, there were 39,678,606 and 13,983,454 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively.

                                  NELNET, INC.
                                    FORM 10-Q
                                      INDEX
                               SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION
          Item 1. Financial Statements.........................................2
          Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................13
          Item 3. Quantitative and Qualitative Disclosures about
                     Market Risk..............................................37
          Item 4. Controls and Procedures.....................................37

PART II. OTHER INFORMATION
          Item 1. Legal Proceedings...........................................37
          Item 2. Changes in Securities and Use of Proceeds...................37
          Item 3. Defaults Upon Senior Securities.............................37
          Item 4. Submission of Matters to a Vote of Security Holders.........38
          Item 5. Other Information...........................................38
          Item 6. Exhibits....................................................38


SIGNATURES....................................................................39

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        NELNET, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30, 2004   DECEMBER 31, 2003
                                                                              ------------------   ------------------
                                                                                 (UNAUDITED)
                                                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS:
Student loans receivable (net of allowance for loan losses of
      $8,446 and $16,026, respectively)......................................$      12,793,704          10,455,442
Cash and cash equivalents:
      Cash and cash equivalents - not held at a related party.................           4,363             188,272
      Cash and cash equivalents - held at a related party.....................          40,832              10,151
                                                                              ----------------     ---------------
Total cash and cash equivalents...............................................          45,195             198,423
Restricted cash...............................................................         585,243             634,263
Restricted investments........................................................         271,714             180,688
Restricted cash - due to loan program customers...............................          31,119             141,841
Accrued interest receivable...................................................         250,367             196,633
Accounts receivable, net......................................................          14,196              17,289
Goodwill......................................................................          16,533               2,551
Intangible assets, net........................................................          10,546               9,079
Furniture, equipment, and leasehold improvements, net.........................          25,321              19,138
Other assets..................................................................          70,858              76,839
                                                                              ----------------     ---------------
      Total assets............................................................$     14,114,796          11,932,186
                                                                              ================     ===============

LIABILITIES:
Bonds and notes payable.......................................................$     13,526,343          11,366,458
Accrued interest payable......................................................          29,748              17,179
Fair value of derivative instruments, net.....................................          39,386                 677
Other liabilities.............................................................          79,585             100,542
Due to loan program customers.................................................          31,119             141,841
                                                                              ----------------     ---------------
      Total liabilities.......................................................      13,706,181          11,626,697
                                                                              ----------------     ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value.  Authorized 50,000,000 shares;
      no shares issued or outstanding.........................................              --                  --
Common stock:
      Class A, $0.01 par value. Authorized 600,000,000 shares;
          issued and outstanding 39,678,606 shares as of
          September 30, 2004 and 39,601,834 shares as of December 31, 2003....             397                 396
      Class B, $0.01 par value.  Authorized 15,000,000 shares;
          issued and outstanding 13,983,454 shares as of September 30, 2004
          and 14,023,454 shares as of December 31, 2003.......................             140                 140
Additional paid-in capital....................................................         207,685             206,831
Retained earnings.............................................................         199,896              97,885
Unearned compensation.........................................................            (97)                  --
Accumulated other comprehensive income.........................................            594                 237
                                                                              ----------------     ---------------

      Total shareholders' equity..............................................         408,615             305,489
                                                                              ----------------     ---------------
      Total liabilities and shareholders' equity..............................$     14,114,796          11,932,186
                                                                              ================     ===============

See accompanying notes to consolidated financial statements.


                          NELNET, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                   -----------------------------   ----------------------------
                                                                         2004           2003            2004           2003
                                                                   --------------  -------------   -------------  -------------
                                                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Interest income:
    Loan interest..................................................$     153,032         85,574         466,158        267,929
    Investment interest............................................        4,918          2,716          11,750         11,984
                                                                   --------------  -------------   -------------  -------------
         Total interest income.....................................      157,950         88,290         477,908        279,913

INTEREST EXPENSE:
    Interest on bonds and notes payable............................       68,545         47,309         169,940        151,484
                                                                   --------------  -------------   -------------  -------------

         Net interest income.......................................       89,405         40,981         307,968        128,429

Less provision (recovery) for loan losses..........................        2,300          4,015          (1,006)         8,875
                                                                   --------------  -------------   -------------  -------------

         Net interest income after provision (recovery)
           for loan losses.........................................       87,105         36,966        308,974        119,554
                                                                   --------------  -------------   -------------  -------------

OTHER INCOME (EXPENSE):
    Loan servicing and other fee income............................       24,167         27,087          72,388         77,324
    Software services and other income.............................        8,391          4,565          18,998         13,676
    Derivative market value adjustment and net settlements.........      (56,214)        (5,655)        (58,598)        (5,655)
                                                                   --------------  -------------   -------------  -------------
         Total other income (expense)..............................      (23,656)        25,997          32,788         85,345
                                                                   --------------  -------------   -------------  -------------

OPERATING EXPENSES:
    Salaries and benefits..........................................       25,060         35,901         101,865         92,749
    Other operating expenses:
         Depreciation and amortization.............................        4,951          5,257          14,036         17,124
         Trustee and other debt related fees.......................        2,752          3,339           8,217         10,798
         Occupancy and communications..............................        2,950          2,963           9,167          9,155
         Advertising and marketing.................................        2,916          2,379           8,200          6,693
         Professional services.....................................        2,672          2,198          10,026          6,825
         Consulting fees and support services to related parties...           --            417              --          3,102
         Postage and distribution..................................        3,059          3,440          10,127         10,228
         Other.....................................................        7,142          6,375          19,272         18,274
                                                                   --------------  -------------   -------------  -------------
                 Total other operating expenses....................       26,442         26,368          79,045         82,199
                                                                   --------------  -------------   -------------  -------------

                 Total operating expenses..........................       51,502         62,269         180,910        174,948
                                                                   --------------  -------------   -------------  -------------

                 Income before income taxes and minority interest..       11,947            694         160,852         29,951

Income tax expense.................................................        4,310          1,827          58,841         13,289
                                                                   --------------  -------------   -------------  -------------

                 Income (loss) before minority interest............        7,637         (1,133)        102,011         16,662

Minority interest in subsidiary loss...............................           --             --              --            109
                                                                   --------------  -------------   -------------  -------------

                 Net income (loss).................................$       7,637         (1,133)        102,011         16,771
                                                                   ==============  =============   =============  =============

                 Earnings (loss) per share, basic and diluted......$        0.14         (0.03)           1.90           0.37
                                                                   ==============  =============   =============  =============

                 Weighted average shares outstanding,
                   basic and diluted...............................   53,648,788     45,038,488      53,644,056     45,019,823
                                                                   ==============  =============   =============  =============

See accompanying notes to consolidated financial statements.


                                                                     NELNET, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                                                            (UNAUDITED)
                                                                                                                 ACCUMULATED
                                                                                                                   OTHER     TOTAL
                       PREFERRED    COMMON STOCK SHARES             CLASS A  CLASS B ADDITIONAL          UNEARNED COMPRE-    SHARE-
                          STOCK   ----------------------- PREFERRED COMMON   COMMON   PAID-IN   RETAINED COMPEN-   HENSIVE  HOLDERS'
                         SHARES     CLASS A      CLASS B    STOCK   STOCK    STOCK    CAPITAL   EARNINGS  SATION   INCOME    EQUITY
                        --------  -----------  ---------- --------- ------  -------- ---------  -------- -------  --------- --------
                       (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AS OF
  JUNE 30, 2003........     --    31,015,034   14,023,454  $    --     310      140     38,053     88,686     --        --  127,189
Comprehensive income:
    Net loss...........     --            --           --       --      --       --         --     (1,133)    --        --   (1,133)
                                                                                                                            --------
      Total comprehensive
        income (loss)..                                                                                                     (1,133)
Non-cash compensation
  expense..............     --            --           --       --      --       --      5,166         --     --        --    5,166
                      ----------  ----------- ------------  -------- ------- -------- ---------- --------- ------  -------- --------
BALANCE AS OF
  SEPTEMBER 30, 2003...     --    31,015,034   14,023,454  $    --     310      140     43,219     87,553     --        --  131,222
                      ==========  =========== ============  ======== ======= ======== ========== ========= ======  ======== ========

BALANCE AS OF
  JUNE 30, 2004......       --    39,624,243   14,023,454  $    --     396      140    207,359    192,259     --       828  400,982
Comprehensive income:
  Net income.......         --            --           --       --      --       --         --      7,637     --        --    7,637
  Other comprehensive
    income (expense),
    net of tax,
    related to cash
    flow hedge.....         --            --           --       --      --       --         --         --     --      (234)    (234)
                                                                                                                            --------
    Total comprehensive
    income.........                                                                                                           7,403
Issuance of common
  stock.........            --        14,363           --       --       1       --        326         --    (97)       --      230
Conversion of common
   stock.......             --        40,000      (40,000)      --      --       --         --         --     --        --       --
                      ----------  ----------- ------------  -------- ------- -------- ---------- --------- ------  -------- --------
BALANCE AS OF
  SEPTEMBER 30, 2004.       --    39,678,606   13,983,454  $    --     397      140    207,685    199,896    (97)      594  408,615
                      ==========  =========== ============  ======== ======= ======== ========== ========= ======  ======== ========

BALANCE AS OF
  DECEMBER 31, 2002..       --    30,947,834   14,023,454  $    --     309      140     37,891     70,782     --        --  109,122
Comprehensive income:
    Net income.......       --            --           --       --      --       --         --     16,771     --        --   16,771
                                                                                                                            --------
    Total comprehensive
      income.........                                                                                                        16,771
Non-cash compensation
   expense...........       --            --           --       --      --       --      5,166         --     --        --    5,166
Issuance of common
   stock.............       --       331,800           --       --       3       --        803         --     --        --      806
Redemption of common
   stock.............       --      (264,600)          --       --      (2)      --       (641)        --     --        --     (643)
                      ----------  ----------- ------------  -------- ------- -------- ---------- --------- ------  -------- --------
BALANCE AS OF
  SEPTEMBER 30, 2003.       --    31,015,034   14,023,454  $    --     310      140     43,219     87,553     --        --  131,222
                      ==========  =========== ============  ======== ======= ======== ========== ========= ======  ======== ========

BALANCE AS OF
DECEMBER 31, 2003..         --    39,601,834   14,023,454  $    --     396      140    206,831     97,885     --       237  305,489
Comprehensive income:
    Net income.......       --            --           --       --      --       --         --    102,011     --        --  102,011
    Other
    comprehensive
    income, net
    of tax, related
    to cash flow hedge.     --            --           --       --      --       --         --         --     --       357      357
                                                                                                                            --------
      Total
      comprehensive
       income.........                                                                                                      102,368
Issuance of
  common stock........      --        36,772           --       --       1       --        854         --    (97)       --      758
Conversion of
  common stock........      --        40,000      (40,000)      --      --       --         --         --     --        --       --
                      ----------  ----------- ------------  -------- ------- -------- --------- ---------- ------  -------- --------
BALANCE AS OF
  SEPTEMBER 30, 2004.       --    39,678,606   13,983,454  $    --     397      140    207,685    199,896    (97)      594  408,615
                      ==========  =========== ============  ======== ======= ======== ========= ========== ======  ======== ========

See accompanying notes to consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 ----------------------------
                                                                                      2004           2003
                                                                                 -------------   ------------
                                                                                    (DOLLARS IN THOUSANDS)
Net income......................................................................$    102,011         16,771
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisition:
      Depreciation and amortization, including premiums and
        deferred origination costs..............................................      72,601         74,500
      Derivative market value adjustment........................................      39,209          5,131
      Ineffectiveness of cash flow hedge........................................          64              --
      Non-cash compensation expense.............................................         610          5,166
      Gain on sale of fixed asset...............................................      (3,037)             --
      Deferred income tax benefit...............................................      (2,740)        (7,307)
      Minority interest in subsidiary loss......................................          --           (109)
      (Recovery) provision for loan losses......................................      (1,006)         8,875
      Increase in accrued interest receivable...................................     (49,655)       (30,500)
      Decrease (increase) in accounts receivable................................       3,117         (3,353)
      Decrease in other assets..................................................      20,130          6,593
      Increase (decrease) in accrued interest payable...........................       9,658         (1,366)
      (Decrease) increase in other liabilities..................................     (21,624)        12,303
                                                                                 ------------   ------------
            Net cash provided by operating activities...........................     169,338         86,704
                                                                                 ------------   ------------
Cash flows from investing activities, net of business acquisition:
      Originations, purchases, and consolidations of student loans,
         including premiums and deferred origination costs......................  (3,587,393)    (2,784,968)
      Purchases of student loans, including premiums, from a related party......    (496,450)      (594,996)
      Net proceeds from student loan principal payments and loan consolidations.   1,835,432      1,820,830
      Proceeds from sale of furniture, equipment, and leasehold improvements....       3,573             --
      Net purchases of furniture, equipment, and leasehold improvements.........     (14,292)      (9,522)
      Decrease in restricted cash...............................................     146,884         61,461
      Purchases of restricted investments.......................................    (735,335)      (323,202)
      Proceeds from maturities of restricted investments........................     644,309        306,477
      Purchase of origination rights............................................      (7,899)            --
      Business acquisition, net of cash acquired................................     (10,829)        (1,760)
      Purchase of equity method investments.....................................     (10,110)            --
                                                                                 ------------   ------------
            Net cash used in investing activities...............................  (2,232,110)    (1,525,680)
                                                                                 ------------   ------------
Cash flows from financing activities:
      Payments on bonds and notes payable.......................................  (3,479,226)    (2,242,545)
      Proceeds from issuance of bonds and notes payable.........................   5,403,576      3,687,380
      Payments for debt issuance costs..........................................     (14,954)       (11,527)
      Payments for redemption of common stock...................................          --           (643)
      Proceeds from issuance of common stock....................................         148            806
                                                                                 ------------   ------------
            Net cash provided by financing activities...........................   1,909,544      1,433,471
                                                                                 ------------   ------------

            Net decrease in cash and cash equivalents...........................    (153,228)        (5,505)

Cash and cash equivalents, beginning of period..................................     198,423         40,155
                                                                                 ------------   ------------
Cash and cash equivalents, end of period........................................$     45,195         34,650
                                                                                 ============   ============
Supplemental disclosures of cash flow information:
      Interest paid.............................................................$    151,856        145,063
                                                                                 ============   ============
      Income taxes paid.........................................................$     43,975         19,081
                                                                                 ============   ============


See accompanying notes to consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (INFORMATION AS OF SEPTEMBER 30, 2004 AND FOR THE THREE AND NINE MONTHS ENDED
                    SEPTEMBER 30, 2004 AND 2003 IS UNAUDITED)


1.  BASIS OF FINANCIAL REPORTING

    The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the "Company") as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2003 and, in the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations which might be expected for the entire year. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts from 2003 have been reclassified to conform to the current period presentation.

2.  RECENT DEVELOPMENTS

    A portion of the Company's Federal Family Education Loan Program ("FFELP" or "FFEL Program") loan portfolio is comprised of loans that are currently or were previously financed with tax-exempt obligations issued prior to October 1, 1993. Based upon provisions of the Higher Education Act of 1965, as amended, and related interpretations by the U.S. Department of Education (the "Department"), the Company is entitled to receive special allowance payments on these loans providing the Company with a 9.5% minimum rate of return. In May 2003, the Company sought confirmation from the Department regarding whether it was allowed to recognize these special allowance payments as income based on the 9.5% minimum rate of return. While pending satisfactory resolution of this issue with the Department, the Company deferred recognition of the interest income that was generated by these loans in excess of income based upon the standard special allowance rate. In June 2004, after consideration of certain clarifying information received in connection with the guidance it had sought, including written and verbal communications with the Department, the Company concluded that the earnings process had been completed related to the special allowance payments on these loans and recognized $124.3 million of interest income. At December 31, 2003, the amount of deferred excess interest income on these loans was $42.9 million and was included in other liabilities on the Company's consolidated balance sheet.

   Following the Company's disclosures related to recognition of such income, Senator Edward M. Kennedy, by letter to the Secretary of Education dated August 26, 2004, requested information as to whether the Department had approved of the Company's receipt of this income and, if not, why the Department had not sought to recover claimed subsidies under this provision. By letter dated September 30, 2004, the Company furnished to the Department certain background information concerning the growth of the 9.5% Floor loans in its portfolio, which information had been requested by the Department. Senator Kennedy, in a second letter to the Securities and Exchange Commission ("SEC") dated September 21, 2004, requested that the SEC investigate the Company's activities related to the income recognized on these loans. More specifically, Senator Kennedy raised concerns about the Company's disclosures in connection with its decision to recognize the previously deferred income, and trading of Company securities by Company executives following such disclosures. On September 27, 2004, the Company voluntarily contacted the SEC to request a meeting with the SEC Staff. The Company's request was granted, and representatives of the Company met with representatives of the SEC Staff on October 12, 2004. Company representatives offered to provide to the SEC information that the SEC Staff wished to have relating to the issues raised in Senator Kennedy's letter. By letter dated October 14, 2004, the SEC Staff requested that, in connection with an informal investigation, the Company provide certain identified information. The Company is furnishing to the SEC Staff the information it has requested and is fully cooperating with the SEC Staff in its informal investigation.

   The Company continues to believe that the concerns expressed to the SEC by Senator Kennedy are entirely unfounded, but it is not appropriate or feasible to determine or predict the ultimate outcome of the SEC's informal investigation. The Company's costs related to the SEC's informal investigation are being expensed as incurred. Additional costs, if any, associated with an adverse outcome or resolution of that matter, in a manner that is currently indeterminate and inherently unpredictable, could adversely affect the Company's financial condition and results of operations. Although it is possible that an adverse outcome in certain circumstances could have a material adverse effect, based on information currently known by the Company's management, in its opinion, the outcome of such pending informal investigation is not likely to have such an effect.

3.  STUDENT LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

    Student loans receivable as of September 30, 2004 and December 31, 2003 consisted of the following:

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                       2004          2003
                                                                  -------------  ------------
                                                                    (DOLLARS IN THOUSANDS)
Federally insured loans...........................................$ 12,538,209    10,222,547
Non-federally insured loans.......................................      92,247        92,327
                                                                  -------------  ------------
                                                                    12,630,456    10,314,874
Unamortized premiums and deferred origination costs...............     171,694       156,594
Less allowance for loan losses - federally insured loans..........        (706)      (9,755)
Less allowance for loan losses - non-federally insured loans......      (7,740)       (6,271)
                                                                  -------------  ------------
                                                                  $ 12,793,704    10,455,442
                                                                  =============  ============
Federally insured allowance as a percentage of ending balance
  of federally insured loans......................................       0.01%         0.10%
Non-federally insured allowance as a percentage
  of ending balance of non-federally insured loans................       8.39%         6.79%
Total allowance as a percentage of ending balance of total loans..       0.07%         0.16%

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

    Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100 percent reimbursement on all eligible FFEL Program default claims submitted for reimbursement during the 12-month period following the effective date of its designation. The Company is not subject to the two percent risk sharing loss for eligible claims submitted during this 12-month period. Only FFEL Program loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100 percent reimbursement. In June 2004, the Company's allowance for loan losses balance was reduced by $9.0 million and the provision for loan losses was similarly reduced to account for the estimated effects of the Exceptional Performance designation.

    As of September 30, 2004, service providers designated as an Exceptional Performer serviced approximately 91 percent of the Company's federally insured loans. Of this 91 percent, third parties service approximately one percent. With an additional third- party service provider receiving the Exceptional Performance designation in October 2004, more than 98 percent of the Company's federally insured loans will be serviced by providers who have received such designation. The Company is entitled to receive this benefit as long as it and/or its other service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis.

    In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, months in repayment, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. The Company charges off the loan when the collection of principal and interest is 120 days past due.

4.  ACQUISITIONS

    The Company has positioned itself for growth by building a strong foundation through acquisitions. Although the Company's assets and loan portfolios increase through such transactions, a key aspect of each transaction is its impact on the Company's prospective organic growth and the development of its integrated platform of services.

    On January 28, 2004, the Company acquired 50 percent of the membership interests in Premiere Credit of North America, LLC ("Premiere"). Premiere is a collection services company that specializes in collection of educational debt. Total consideration paid by the Company for Premiere was $5.3 million, $2.3 million of which represents excess purchase price, which will not be amortized. Included in the Premiere purchase agreement is a "call" option, which expires six years after the purchase date, that allows the Company to purchase 100 percent ownership of Premiere at a price as determined in the agreement. In addition, Premiere has a "put" option, which expires five years after the purchase date, to require the Company to purchase 100 percent ownership of Premiere at a price as determined in the agreement. The Company is accounting for Premiere using the equity method of accounting. As of September 30, 2004, the investment in Premiere and excess purchase price are included in other assets and goodwill, respectively, on the consolidated balance sheet.

    Effective March 11, 2004, the Company acquired rights, title, and interest in certain assets of the Rhode Island Student Loan Authority ("RISLA"), including the right to originate student loans in RISLA's name without competition from RISLA for a term of ten years. Total consideration paid by the Company for the rights to originate student loans was $7.9 million, which will be amortized over ten years. As of September 30, 2004, these origination rights are included in intangible assets on the consolidated balance sheet. The Company also purchased certain assets, consisting primarily of furniture and equipment from RISLA for $0.3 million and a portfolio of FFELP loans with an aggregate outstanding balance of approximately $175.0 million. The Company further agreed to provide administrative services in connection with certain of the indentures governing debt securities of RISLA for a 10-year period.

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

    The allocation of the purchase price for SLAAA is shown below (dollars in thousands):

        Cash and cash equivalents........................... $     277
        Restricted cash.....................................    97,864
        Student loans and accrued interest..................   146,173
        Other assets........................................       133
        Excess cost over fair value of net assets acquired..     5,971
        Bonds and notes payable and accrued interest........  (238,645)
        Other liabilities...................................      (667)
                                                            -----------
                  Purchase price...........................  $  11,106
                                                            ===========

    The pro forma information presenting the combined operations of the Company as though the SLAAA acquisition occurred on January 1, 2004 and January 1, 2003 is not significantly different than actual 2004 and 2003 results.

    On April 20, 2004, the Company purchased 50 percent of the issued and outstanding capital stock of infiNET Integrated Solutions, Inc. ("infiNET"). InfiNET provides customer-focused electronic transactions, information sharing, and account and bill presentment for colleges, universities, and healthcare organizations. Total consideration paid by the Company for infiNET was $4.9 million, which generated $5.7 million of excess purchase price that will not be amortized. The Company is accounting for infiNET using the equity method of accounting. As of September 30, 2004, the investment in infiNET and excess purchase price is included in other assets and goodwill, respectively, on the consolidated balance sheet.

    In October 2004, the Company entered into an agreement to acquire all of the outstanding stock of EDU-TRI Holdings Inc. and its wholly owned subsidiary, EDULINX Canada Corporation. EDU-TRI Holdings Inc. is a Canadian corporation that engages in full servicing of approximately $7 billion (U.S.) of Canadian student loans. The transaction is expected to close prior to the end of the fourth quarter 2004, subject to regulatory approval and satisfaction of closing conditions.

5.  INTANGIBLE ASSETS

    Intangible assets as of September 30, 2004 and December 31, 2003 consist of the following:

                                                                    AS OF        AS OF
                                                      USEFUL     SEPTEMBER 30, DECEMBER 31,
                                                       LIFE          2004         2003
                                                   ------------- ------------- ------------
                                                                  (DOLLARS IN THOUSANDS)

Lender relationship and loan origination
   rights (net of accumulated amortization
   of $3,857 and $2,690, respectively)............ 36-120 months     $ 8,024       1,292
Servicing system software and other intellectual
   property (net of accumulated amortization of
   $18,538 and $13,273, respectively).............    36 months        2,522       7,787
                                                                  ------------ ----------
                                                                    $ 10,546       9,079
                                                                  ============ ==========

    The Company recorded amortization expense on its intangible assets of $2.3 million and $2.8 million for the three months ended September 30, 2004 and 2003, respectively, and $6.4 million and $10.0 million for the nine months ended September 30, 2004 and 2003, respectively. The Company will continue to amortize intangible assets over their remaining useful lives and estimates it will record amortization of $1.6 million during the year ending December 31, 2005 and $0.8 million for each of the years ending December 31, 2006, 2007, 2008, and 2009, respectively.

    The change in the carrying amount of goodwill for the nine months ended September 30, 2004 was as follows (dollars in thousands):

          Balance as of January 1, 2004...........  $ 2,551

             Goodwill acquired during the period..   13,982
                                                   --------
          Balance as of September 30, 2004.......  $ 16,533
                                                   ========

6.  BONDS AND NOTES PAYABLE

    On January 15, 2004, April 29, 2004, July 20, 2004, and September 29, 2004,
the Company consummated debt offerings of student loan asset-backed notes of $1.0 billion, $1.0 billion, $1.4 billion, and $2.0 billion, respectively, with final maturity dates ranging from 2009 through 2041. The majority of notes issued in these transactions have variable interest rates based on a spread to LIBOR or reset under auction procedures. Included in the January 2004 issuance was $210.0 million of notes with a fixed interest rate that resets August 25, 2005. The Company entered into a derivative financial instrument to convert this fixed interest rate to a variable rate until the August 2005 reset date (see note 7). The proceeds from the September 2004 debt offering were used to redeem $1.7 billion of the Company's student loan asset-backed auction rate notes.

    In July 2004, the Company redeemed a portion of its student loan interest margin notes for $47.4 million, which included a call-premium. The call-premium of $1.9 million and write-off of the unamortized debt issuance costs of $0.7 million were expensed during the three months ended September 30, 2004 and are included in other operating expenses and interest on bonds and notes payable, respectively, in the consolidated statement of income.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

    The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate volatility. The Company's goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. The Company views this strategy as a prudent management of interest rate sensitivity. The Company accounts for derivative instruments under Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. Management has structured all of the Company's derivative transactions with the intent that each is economically effective; however, the majority do not qualify for hedge accounting under SFAS No. 133.

    Effective January 14, 2004, the Company entered into interest rate swaps with a combined notional amount of $6.0 billion. In addition, in connection with the January 2004 debt offering, the Company entered into an interest rate swap with a notional amount of $210.0 million that effectively converted debt with a fixed rate to a variable rate (see note 6). In July 2004, the Company also entered into interest rate swaps with a combined notional amount of $3.7 billion that mature in 2005 through 2010. The fixed rate the Company pays on these derivatives ranges from 2.18% to 4.25% and the weighted average is 3.51%. No derivatives entered into by the Company in 2004 qualify for hedge accounting under SFAS No. 133.

    The following table summarizes the notional values and fair values of the Company's outstanding derivative instruments as of September 30, 2004:

                                                NOTIONAL AMOUNTS BY PRODUCT TYPE
                                     --------------------------------------------------------
                                         FIXED/                       FLOATING/
            MATURITY                 FLOATING SWAPS   BASIS SWAPS   FIXED SWAPS      TOTAL
---------------------------------    --------------- -------------  ------------ ------------
                                                       (DOLLARS IN MILLIONS)
2004.............................    $   3,000 (a)      --               --         3,000
2005.............................        1,062          1,000           210         2,272
2006.............................          613            500            --         1,113
2007.............................          512          --               --           512
2008.............................          463          --               --           463
2009 and thereafter..............        1,450          --               --         1,450
                                     --------------  ------------  ------------  -----------
  Total..........................    $   7,100          1,500           210         8,810
                                     ==============  ============  ============  ===========
Weighted average rate............         2.43%
                                     ==============
Fair value (in thousands)........    $ (34,637)        (3,743)       (1,006)      (39,386)
                                     ==============  ============  ============  ===========

   ----------
   (a) These interest rate swaps, carrying a 1.20% weighted average rate, expired in October 2004.

    The following is a summary of the amounts included in derivative market value adjustment and net settlements on the consolidated income statements:


                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                         ---------------------- --------------------
                                                            2004         2003      2004       2003
                                                         ----------  ---------- ---------  ---------
                                                                   (DOLLARS IN THOUSANDS)
Change in fair value of derivative instruments.........$    40,183)     (5,131)  (39,209)   (5,131)
Settlements, net........................................   (16,031)       (524)  (19,389)     (524)
                                                         ----------  ---------- ---------  ---------
Derivative market value adjustment and net settlements.$   (56,214)      (5,655)  (58,598)   (5,655)
                                                         ==========  ========== =========  =========

    The net settlements paid by the Company on the $3.7 billion notional amount of interest rate swaps entered into by the Company in July 2004 was $17.2 million for the three and nine months ended September 30, 2004.

    The following table shows the components of the change in accumulated other comprehensive income, net of tax, related to one interest rate swap with a notional amount of $150.0 million accounted for as a cash flow hedge:

                                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                                  ---------------------  -------------------
                                                                     2004        2003      2004       2003
                                                                  ----------  ---------  --------   --------
                                                                           (DOLLARS IN THOUSANDS)

Balance at beginning of period................................... $    828          --        237        --

   Change in fair value of cash flow hedge.......................     (255)         --        317        --
   Hedge ineffectiveness reclassified to earnings................       21          --         40        --
                                                                  ----------   --------  ---------   --------
            Total change in unrealized (loss) gain on derivative.     (234)         --        357        --
                                                                  ----------   --------  ---------   --------
Balance at end of period......................................... $    594          --        594        --
                                                                  ==========   ========  =========   ========

8.  STOCK PLANS AND RELATED ACTIVITY

    On February 19, 2004, the Company issued 22,409 shares of its Class A common stock under its directors stock compensation plan to non-employee members of the Board. These shares were issued in consideration for the Board members' 2004 annual retainer fees. The number of shares issued to the Board members was determined by dividing the amount of the annual retainer fee by 85 percent of the price paid per share by the underwriters in the Company's initial public offering of its Class A common stock. The Company recognized a $0.5 million expense in February 2004 as a result of issuing these shares.

    On July 1, 2004, the Company implemented its employee share purchase plan pursuant to which employees are entitled to purchase Class A common stock from payroll deductions at a 15 percent discount from fair market value. For the three months ended September 30, 2004, the Company recognized compensation expense of approximately $78,000 in connection with issuing 10,063 shares under this plan.

    In August 2004, a principal shareholder gifted 40,000 Class B shares of common stock to certain charitable organizations. Per the Company's articles of incorporation, these shares automatically converted to Class A shares upon transfer.

    On September 10, 2004, the Company issued 4,300 shares of its Class A common stock under its restricted stock plan. These shares vest at the end of two years. The unearned compensation of approximately $97,000 recorded in shareholders' equity on the consolidated balance sheet as of September 30, 2004 will be recognized as expense over the vesting period. For the three months ended September 30, 2004, the Company recognized compensation expense of approximately $4,000 related to these shares.

9.  SEGMENT REPORTING

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

Segment data is as follows:

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                             ---------------------------------------------------------------------------------------
                                                 2004                                        2003
                             -------------------------------------------  ------------------------------------------
                                          STUDENT                                     STUDENT
                               ASSET       LOAN                  TOTAL      ASSET      LOAN                  TOTAL
                              MANAGEMENT SERVICING   OTHER    SEGMENTS    MANAGEMENT  SERVICING    OTHER    SEGMENTS
                             ----------- --------- ---------  ----------  ----------  ---------  --------- ---------
                                                              (DOLLARS IN THOUSANDS)
Net interest income...........$ 90,759        271         3     91,033      43,000         151        2     43,153
Other income (expense)........ (55,176)    19,294     6,723    (29,159)     (4,771)     20,945    7,609     23,783
Intersegment revenues.........      --     23,876       925     24,801          --      17,149      699     17,848
                              ----------  --------- --------- ----------  ----------  ---------  --------- ---------
    Total revenue.............  35,583     43,441     7,651     86,675      38,229      38,245    8,310     84,784
Provision for loan losses.....   2,300         --        --      2,300       4,015          --       --      4,015
Depreciation and amortization.      --         --     1,769      1,769         537          --    1,782      2,319
Income tax expense (benefit)..  (4,629)     7,585       (61)     2,895        (813)      4,418      232      3,837
Net income....................$  4,039      8,867       749     13,655       6,812       1,486    1,578      9,876
                              ==========  ========= ========= ==========  ==========  =========  ========= =========


                                                          NINE MONTHS ENDED SEPTEMBER 30,
                             ---------------------------------------------------------------------------------------
                                                 2004                                        2003
                             -------------------------------------------  ------------------------------------------
                                          STUDENT                                     STUDENT
                               ASSET       LOAN                  TOTAL      ASSET      LOAN                  TOTAL
                              MANAGEMENT SERVICING   OTHER    SEGMENTS    MANAGEMENT  SERVICING    OTHER    SEGMENTS
                             ----------- --------- ---------  ----------  ----------  ---------  --------- ---------
                                                              (DOLLARS IN THOUSANDS)
Net interest income...........$312,107        617         6    312,730     132,020         652         7     132,679
Other income (expense)........ (55,570)    56,855    21,937     23,222      (3,184)     61,562    23,320      81,698
Intersegment revenues.........      --     62,498     2,728     65,226          --      47,104     1,538      48,642
                              ----------  --------- --------- ----------  ----------  ---------  ---------  ---------
    Total revenue............. 256,537    119,970    24,671    401,178     128,836     109,318    24,865     263,019
Provision (recovery) for
  loan losses.................  (1,006)        --        --     (1,006)      8,875          --        --       8,875
Depreciation and amortization.      --         --     5,301      5,301       1,610       1,169     5,349       8,128
Income tax expense (benefit)..  50,839     16,494      (628)    66,705       4,279       9,892     1,554      15,725
Net income....................$112,876     21,686     3,411    137,973      30,669      10,875     1,008      42,552
                              ==========  ========= ========= ==========  ==========  =========  =========  =========

                                          AS OF           AS OF
                                      SEPTEMBER 30,    DECEMBER 31,
                                          2004            2003
                                      -------------  ---------------
        SEGMENT TOTAL ASSETS:             (DOLLARS IN THOUSANDS)
        Asset management..............$ 13,939,186       11,497,693
        Student loan servicing........     255,686          339,286
        Other.........................      29,808           23,918
                                      --------------  --------------
             Total segments...........$ 14,224,680       11,860,897
                                      ==============  ==============

    Reconciliation of segment data to the consolidated financial statements is as follows:

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                           -------------------------  ------------------------
                                               2004         2003          2004           2003
                                           ------------  -----------  ----------- ------------
                                                         (DOLLARS IN THOUSANDS)
Total segment revenues.....................$   86,675       84,784      401,178      263,019
Elimination of intersegment revenues.......   (24,801)     (17,848)     (65,226)     (48,642)
Corporate revenues (expenses), net.........     3,875           42        4,804         (603)
                                           ------------  -----------  -----------  -----------
     Total consolidated revenues...........$   65,749       66,978      340,756      213,774
                                           ============  ===========  ===========  ===========
Total net income of segments...............$   13,655        9,876      137,973       42,552
Corporate expenses, net....................    (6,018)     (11,009)     (35,962)     (25,781)
                                           ------------  -----------  -----------  -----------
     Total consolidated net income (loss)..$    7,637       (1,133)     102,011       16,771
                                           ============  ===========  ===========  ===========

                                             AS OF           AS OF
                                          SEPTEMBER 30,    DECEMBER 31,
                                              2004            2003
                                         --------------  --------------
                                             (DOLLARS IN THOUSANDS)
Total segment assets...................$    14,224,680      11,860,897
Elimination of intercompany assets.....       (213,680)        (30,140)
Assets of other operating activities...        103,796         101,429
                                         -------------   -------------
    Total consolidated assets..........$    14,114,796      11,932,186
                                         ==============  ==============

    Net corporate revenues included in the previous tables are from activities that are not related to the four identified operating segments, such as investment earnings and revenue for marketing services. The net corporate expenses include expenses for marketing, capital markets, and other unallocated support services. The net corporate revenues and expenses are not associated with an ongoing business activity as defined by SFAS No. 131 and, therefore, have not been included within the operating segments.

    The assets held at the corporate level are not identified with any of the operating segments. Accordingly, these assets are included in the reconciliation of segment assets to total assets. These assets consist primarily of cash, investments, furniture, equipment, leasehold improvements, and other assets.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis provide information that the Company's management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The discussion should be read in conjunction with the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

   The Company is subject to certain risks related to its business and industry. See "-- Risks."

OVERVIEW

   The Company is a vertically integrated education finance company with $14.1 billion in total assets as of September 30, 2004. The Company is focused on providing quality products and services to participants in the education finance process. Headquartered in Lincoln, Nebraska, the Company originates, holds, and services student loans, principally loans originated under the FFEL Program.

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

   o STUDENT LOAN SERVICING. The Company services its student loan portfolio and the portfolios of third parties. Servicing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing.

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

   The Company's Asset Management and Student Loan Servicing offerings constitute reportable operating segments. The Guarantee Servicing and Servicing Software offerings are operating segments that do not meet the quantitative thresholds, and, therefore, are combined and included as other segments. The following tables show the percent of total segment revenue (excluding inter-segment revenue) and net income of each of the Company's reportable segments:

                                              THREE MONTHS ENDED SEPTEMBER 30,
                               ----------------------------------------------------------------
                                           2004                              2003
                                -------------------------------  -------------------------------
                                           STUDENT                         STUDENT
                                  ASSET      LOAN      OTHER      ASSET      LOAN      OTHER
                                MANAGEMENT SERVICING  SEGMENTS  MANAGEMENT SERVICING  SEGMENTS
                                ---------- ---------  --------  ---------- ---------  --------
        Segment Revenue........     57.5%      31.6%     10.9%       57.1%     31.5%     11.4%

        Segment Net Income.....     29.6%      64.9%      5.5%       69.0%     15.0%     16.0%

                                               NINE MONTHS ENDED SEPTEMBER 30,
                               ----------------------------------------------------------------
                                            2004                             2003
                               -------------------------------  -------------------------------
                                           STUDENT                         STUDENT
                                  ASSET      LOAN      OTHER      ASSET      LOAN      OTHER
                                MANAGEMENT SERVICING  SEGMENTS  MANAGEMENT SERVICING  SEGMENTS
                                ---------- ---------  --------  ---------- ---------  --------
        Segment revenue.......      76.4%      17.1%     6.5%        60.1%     29.0%     10.9%

        Segment net income....      81.8%      15.7%     2.5%        72.1%     25.6%      2.3%

   The Company's derivative market value adjustment and net settlements are included in the Asset Management segment. Because the majority of the Company's derivatives do not qualify for hedge accounting under Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"), the derivative market value adjustment can cause the percent of net income to fluctuate from period to period between segments.

   The Company's student loan portfolio has grown significantly through originations and acquisitions. The Company originated or acquired $0.9 billion and $3.1 billion of student loans during the three and nine months ended September 30, 2004, respectively, through various channels, including:

   o the direct channel, in which the Company originates student loans in one of its brand names directly to student and parent borrowers, which accounted for 63.5% and 47.8% of the student loans originated or acquired during the three and nine months ended September 30, 2004, respectively;

   o the branding partner channel, in which the Company acquires student loans from lenders to whom it provides marketing and origination services, which accounted for 9.8% and 25.8% of the student loans originated or acquired during the three and nine months ended September 30, 2004, respectively; and

   o the forward flow channel, in which the Company acquires student loans from lenders to whom it provides origination services, but provides no marketing services, or who have agreed to sell loans to the Company under forward sale commitments, which accounted for 18.8% and 19.9% of the student loans originated or acquired during the three and nine months ended September 30, 2004, respectively.

   In addition, the Company also acquires student loans through spot purchases, which accounted for 7.9% and 6.5% of student loans originated or acquired during the three and nine months ended September 30, 2004, respectively.

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

   The Company's net interest income, or net interest earned on its student loan portfolio, is the primary source of income and is primarily impacted by the size of the portfolio and the net yield of the assets in the portfolio. If the Company's student loan portfolio continues to grow and its net interest margin remains relatively stable, the Company expects its net interest income to increase. The Company's portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the U.S. Department of Education (the "Department") and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. Based upon provisions of the Higher Education Act of 1965, as amended, and related interpretations by the Department, loans previously financed with tax-exempt obligations issued prior to October 1, 1993 are entitled to receive special allowance payments equal to a 9.5% minimum rate of return. In May 2003, the Company sought confirmation from the Department regarding the treatment and recognition of special allowance payments on a portion of its portfolio that had been previously financed with tax-exempt obligations. While pending satisfactory resolution of this issue with the Department, the Company deferred recognition of the interest income that was generated by these loans in excess of income based upon the standard special allowance rate. In June 2004, after consideration of certain clarifying information received in connection with the guidance it had sought, including written and verbal communications with the Department, the Company concluded that the earnings process had been completed related to the special allowance payments on these loans and recognized $124.3 million of interest income. At December 31, 2003, the amount of deferred excess interest income on these loans was $42.9 million. The Company currently recognizes the income from the special allowance payments on these loans as it is earned and would expect its net interest income to increase over historical periods accordingly; however, since the portfolio subject to the 9.5% floor is not expected to increase, amounts recognized will decrease as compared to the current period.

   Net interest income increased by $48.4 million and $179.5 million, or 118.2% and 139.8%, respectively, during the three and nine months ended September 30, 2004 as compared to the comparable periods in 2003. Net interest income, excluding the effects of variable-rate floor income and the special allowance yield adjustment, increased approximately $4.8 million and $24.0 million, or 11.8% and 20.8%, respectively, during the three and nine months ended September 30, 2004 as compared to the comparable periods in 2003, due to portfolio growth. Net student loans receivable increased by $2.7 billion, or 27.2%, to $12.8 billion as of September 30, 2004 as compared to $10.1 billion as of September 30, 2003.

   Interest income is also dependent upon the relative level of interest rates. The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate derivative instruments to reduce the economic effect of interest rate volatility. The Company's management has structured all of its derivative instruments with the intent that each is economically effective. However, most of the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133 and thus may adversely impact earnings. In addition, the mark-to-market adjustment recorded through earnings in the Company's consolidated statements of income may fluctuate from period to period. In July 2004, to hedge substantially all of the loans that are currently or were previously financed with tax-exempt obligations that earn a 9.5% minimum rate of return, the Company entered into interest rate swaps with a notional amount of $3.7 billion that mature in 2005 through 2010 that do not qualify for hedge accounting. The fixed rate the Company pays on these derivatives ranges from 2.18% to 4.25% and the weighted average is 3.51%. Since these swaps were not in place until the third quarter of 2004, the market adjustment and net settlements will impact future periods accordingly and could have a negative impact if rates were to remain at the current low levels.

   Competition for the supply channel of education financing in the student loan industry has caused the cost of acquisition (or premiums) related to the Company's student loan assets to increase. In addition, the Company has seen significant increases in consolidation loan activity and consolidation loan volume within the industry. The increase in competition for consolidation loans has caused the Company to be aggressive in its measures to protect and secure the Company's existing portfolio through consolidation efforts. The Company will amortize its premiums over the average useful life of the assets; however, the Company will generally accelerate recognition of unamortized premiums when loans are consolidated. The increase in premiums paid on student loans due to the increase in entrants and competition within the industry, coupled with the Company's asset retention practices through consolidation efforts, have caused the Company's yields to be reduced in recent periods due to the amortization of premiums, consolidation rebate fees, and the lower yields on consolidation loans. If these trends continue, the Company could continue to see an increase in consolidation rebate fees and amortization costs and a reduction in yield. See "-- Student Loan Portfolio--Student Loan Spread Analysis." If the percent of consolidation loans continues to increase as a percent of the Company's overall loan portfolio, the Company will continue to see reduced yields. Although the Company's short-term yields may be reduced if this trend continues, the Company will have been successful in protecting its assets and stabilizing its balance sheet for long-term growth. Conversely, a reduction in consolidation of the Company's own loans or the loans of third parties could positively impact the effect of amortization on the Company's student loan yield from period to period. Also, as the Company's portfolio of consolidation loans grows both in nominal dollars and as a percent of the total portfolio, the impact of amortization as a percent of yield should decrease, as was the case in the third quarter 2004, and ultimately stabilize unless the cost of acquisition of consolidation loans or underlying loans increases substantially in the future.

   Net interest income includes $18.4 million and $53.2 million, or 61 basis points and 63 basis points, respectively, in yield reduction due to the amortization of premiums and deferred origination costs during the three and nine months ended September 30, 2004, as compared to $19.4 million and $49.8 million, or 83 basis points and 75 basis points, respectively, during the comparable periods in 2003. The Company's unamortized premiums and deferred origination costs, as a percent of student loans, decreased from 1.6% at September 30, 2003 to 1.3% at September 30, 2004. Net interest income also includes $17.8 million and $48.4 million, or 59 basis points and 57 basis points, respectively, in yield reduction due to consolidation rebate fees during the three and nine months ended September 30, 2004, as compared to $10.7 million and $28.6 million, or 46 basis points and 43 basis points, respectively, during the comparable periods in 2003. Consolidation activity increased in the third quarter of 2004 as the Company and other industry participants held applications for funding until after July 1 to coincide with the interest rate reset on the underlying loans. The increase in the consolidation loan rebate fee, combined with the lower lender yield of the consolidation loans the Company is originating, has resulted in student loan interest spread compression, excluding the effects of the special allowance yield adjustment and variable-rate floor income, from 1.87% and 1.83% during the three and nine months ended September 30, 2003, respectively, to 1.56% and 1.71% during the three and nine months ended September 30, 2004, respectively.

RECENT DEVELOPMENTS

   As previously discussed, based on provisions of the Higher Education Act of 1965, as amended, and related interpretations, education lenders may receive special allowance payments providing a minimum 9.5% rate (the "9.5% Floor") on loans currently or previously financed with proceeds of tax-exempt obligations issued prior to October 1, 1993. The Company holds FFELP loans, which are receiving special allowance payments based upon the 9.5% Floor with an aggregate outstanding balance of approximately $3.1 billion as of September 30, 2004. The Company had previously sought confirmation regarding whether it was allowed to receive the special allowance income based on the 9.5% Floor on such loans following refinancing with proceeds of taxable obligations. For periods through March 31, 2004, the Company had deferred recognition of a portion of the income from the 9.5% Floor which exceeded ordinary special allowance payment rates generated by these loans, pending satisfactory resolution of this issue. As previously disclosed, after consideration of certain clarifying information received in connection with the guidance it had sought and based on written and verbal communications with the Department, the Company concluded that the earnings process had been completed and determined to recognize the related income.

   Following the Company's disclosures related to recognition of such income, Senator Edward M. Kennedy, by letter to the Secretary of Education dated August 26, 2004, requested information as to whether the Department had approved of the Company's receipt of the 9.5% Floor income and, if not, why the Department had not sought to recover claimed subsidies under the 9.5% Floor. By letter dated September 10, 2004, the Company furnished to the Department certain background information concerning the growth of the 9.5% Floor loans in its portfolio, which information had been requested by the Department. Senator Kennedy, in a second letter to the Securities and Exchange Commission ("SEC") dated September 21, 2004, requested that the SEC investigate the Company's activities related to the 9.5% Floor. More specifically, Senator Kennedy raised concerns about the

Company's disclosures in connection with its decision to recognize the previously deferred income, and trading of Company securities by Company executives following such disclosures. On September 27, 2004, the Company voluntarily contacted the SEC to request a meeting with the SEC Staff. The Company's request was granted, and representatives of the Company met with representatives of the SEC Staff on October 12, 2004. Company representatives offered to provide to the SEC information that the SEC Staff wished to have relating to the issues raised in Senator Kennedy's letter. By letter dated October 14, 2004, the SEC Staff requested that, in connection with an informal investigation, the Company provide certain identified information. The Company is furnishing to the SEC Staff the information it has requested and is fully cooperating with the SEC Staff in its informal investigation.

   The Company continues to believe that the concerns expressed to the SEC by Senator Kennedy are entirely unfounded, but it is not appropriate or feasible to determine or predict the ultimate outcome of the SEC's informal investigation. The Company's costs related to the SEC's informal investigation are being expensed as incurred. Additional costs, if any, associated with an adverse outcome or resolution of that matter, in a manner that is currently indeterminate and inherently unpredictable, could adversely affect the Company's financial condition and results of operations. Although it is possible that an adverse outcome in certain circumstances could have a material adverse effect, based on information currently known by the Company's management, in its opinion, the outcome of such pending informal investigation is not likely to have such an effect.

   Certain recent legislative developments have occurred in connection with the Higher Education Act, as amended. As the Higher Education Act was set to expire on September 30, 2004, Congress passed a one-year extension of the Higher Education Act. Reauthorization of the Higher Education Act for a period of five years is now anticipated to be addressed prior to the lapse of the one-year extension on September 30, 2005. As previously disclosed, the Company cannot guarantee that reauthorization will occur or what form reauthorization will take. See "-- Risks."

   In October 2004, Congress passed and President Bush signed into law the Taxpayer-Teacher Protection Act of 2004 (the "October Act"), which prospectively suspended eligibility for the 9.5% Floor on any loans refinanced with proceeds of taxable obligations between September 30, 2004 and January 1, 2006. The Company's FFELP loans, which have been refinanced with proceeds of taxable obligations and are receiving special allowance payments under the 9.5% Floor, were all refinanced with proceeds of taxable obligations well prior to September 30, 2004. The Company had ceased adding to its portfolio of loans receiving special allowance payments subject to the 9.5% Floor in May 2004, and thus the language in the October Act should not have an effect upon the eligibility of such loans for the 9.5% Floor, nor should it have a material effect upon the Company's financial condition or results of operation.

   Senator Kennedy and others have been proponents of legislation which could act to retroactively remove eligibility for the 9.5% Floor from FFELP loans that have, prior to September 30, 2004, been refinanced with proceeds of taxable obligations. The Company cannot predict whether such legislation seeking to retroactively eliminate the 9.5% Floor will be advanced in the future. If such retroactive legislation were to be enacted and withstand legal challenge, it would have a material adverse effect upon the Company's financial condition and results of operations. Senator Kennedy and others in congressional debate in October 2004 called for such retroactive legislation. However, the Department has indicated that receipt of the 9.5% Floor income is permissible under current law and previous interpretations thereof. The Company cannot predict whether the Department will maintain its position in the future on the permissibility of the 9.5% Floor. The Company has previously disclosed the risk of legislative or regulatory changes to permissibility of the 9.5% Floor in its Form S-1, its Form 10-K, and its Form 10-Qs, and such risk is still present.

ACQUISITIONS

   The Company has positioned itself for growth by building a strong foundation through acquisitions. Although the Company's assets and loan portfolios increase through such transactions, a key aspect of each transaction is its impact on the Company's prospective organic growth and the development of its integrated platform of services. As a result of these acquisitions and the Company's rapid organic growth, the period-to-period comparability of the Company's results of operations may be difficult. A summary of 2004 closed and pending acquisitions follows:

   In January 2004, the Company acquired 50 percent of the membership interests in Premiere Credit of North America, LLC ("Premiere"), a collection services company that specializes in collection of educational debt. This investment is being accounted for under the equity method of accounting.

   In March 2004, the Company acquired rights, title, and interest in certain assets of the Rhode Island Student Loan Authority ("RISLA"), including the right to originate student loans in RISLA's name without competition from RISLA for a period of ten years. The Company further agreed to provide administrative services in connection with certain of the indentures governing debt securities of RISLA for a 10-year period.

   In April 2004, the Company purchased SLAAA Acquisition Corp. ("SLAAA"), a student loan secondary market.

   Also in April 2004, the Company purchased 50 percent of the issued and outstanding stock of infiNET Integrated Solutions, Inc. ("infiNET"), an ecommerce services provider for colleges, universities, and healthcare organizations. InfiNET provides customer-focused electronic transactions, information sharing, and account and bill presentment. This investment is being accounted for under the equity method of accounting.

   In October 2004, the Company entered into an agreement to acquire all of the outstanding stock of EDU-TRI Holdings Inc. and its wholly owned subsidiary, EDULINX Canada Corporation. EDU-TRI Holdings Inc. is a Canadian corporation that engages in full servicing of approximately $7 billion (U.S.) of Canadian student loans. The transaction is expected to close prior to the end of the fourth quarter 2004, subject to regulatory approval and satisfaction of closing conditions.

NET INTEREST INCOME

   The Company generates the majority of its earnings from the spread between the yield the Company receives on its portfolio of student loans and the cost of funding these loans. This spread income is reported on the Company's income statement as net interest income. The amortization and write-offs of premiums or discounts, including capitalized costs of origination, the consolidation loan rebate fee, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company's income statement. The amortization and write-offs of debt issuance costs are included in interest expense on the Company's income statement.

   The Company's portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. Depending on the type of student loan and when the loan was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. The larger the reduction in rates subsequent to the July 1 annual borrower interest rate reset date, the greater the Company's opportunity to earn variable-rate floor income. In declining interest rate environments, the Company can earn significant amounts of such income. Conversely, as the decline in rates abates, or in environments where interest rates are rising, the Company's opportunity to earn variable-rate floor income can be reduced, in some cases substantially. Since the borrower rates are reset annually, the Company views earnings on variable-rate floor income as temporary and not necessarily sustainable. The Company's ability to earn variable-rate floor income in future periods is dependent upon the interest rate environment following the annual reset of borrower rates, and the Company cannot assure the nature of such environment in the future. The Company recorded no variable-rate floor income during each of the three months ended September 30, 2004 and 2003, and recorded approximately $348,000 and $12.7 million of variable-rate floor income during the nine months ended September 30, 2004 and 2003, respectively.

   On those FFELP loans with fixed-term borrower rates, primarily consolidation loans, the Company earns interest at the greater of the borrower rate or a variable rate based on the SAP formula. Since the Company finances the majority of its student loan portfolio with variable-rate debt, the Company may earn excess spread on these loans for an extended period of time.

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

   Because the Company generates the majority of its earnings from the spread between the yield on its portfolio of student loans and the cost of financing these loans, the interest rate sensitivity of the Company's balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company's interest earnings, net interest income, and net income. The effects of changing interest rate environments are further outlined in "-- Risks -- Market and Interest Rate Risk" below.

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

   Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100 percent reimbursement on all eligible FFEL Program default claims submitted for reimbursement during the 12-month period following the effective date of its designation. The Company is not subject to the two percent risk sharing loss for eligible claims submitted during this 12-month period. Only FFEL Program loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100 percent reimbursement. In June 2004, the Company's allowance for loan losses balance was reduced by $9.0 million and the provision for loan losses was similarly reduced to account for the estimated effects of the Exceptional Performance designation.

   As of September 30, 2004, service providers designated as an Exceptional Performer serviced approximately 91 percent of the Company's federally insured loans. Of this 91 percent, third parties service approximately one percent. With an additional third- party service provider receiving the Exceptional Performance designation in October 2004, more than 98 percent of the Company's federally insured loans will be serviced by providers who have received such designation. The Company is entitled to receive this benefit as long as it and/or its other service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis.

   In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, months in repayment, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. The Company charges off the loan when the collection of principal and interest is 120 days past due.

   The evaluation of the provision for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is adequate to cover probable losses inherent in the loan portfolio.

OTHER INCOME (EXPENSE)

   The Company also earns fees and generates income from other sources, including principally loan servicing, guarantee servicing, and licensing fees on its software products. Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value or number of loans or accounts serviced for each customer. Guarantee servicing fees are earned as a result of providing system software, hardware, and telecommunication support, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services to guaranty agencies. Guarantee servicing fees are calculated based on the number of loans serviced or amounts collected. Software services income includes software license and maintenance fees associated with student loan software products as well as certain loan marketing fees. Other income also includes the derivative market value adjustment and net settlements as further discussed in "-- Risks -- Market and Interest Rate Risk". The Company's net income included net settlements on derivatives of $16.0 million and $19.4 million during the three and nine months ended September 30, 2004, as compared to $0.5 million during each of the comparable periods in 2003. The Company's net income also included mark-to-market losses on derivative instruments of $40.2 million and $39.2 million during the three and nine months ended September 30, 2004, as compared to $5.1 million during each of the comparable periods in 2003.

OPERATING EXPENSES

   Operating expenses include costs incurred to manage and administer the Company's student loan portfolio and its financing transactions, costs incurred to generate and acquire student loans, and general and administrative expenses, which include corporate overhead. Operating expenses also include amortization of intangible assets related to acquisitions. Operating expenses during the three and nine months ended September 30, 2004 included $2.3 million and $6.4 million, respectively, of amortization of intangible assets resulting from acquisitions as compared to $2.8 million and $10.0 million during the comparable periods in 2003.

   The Company does not believe inflation has a significant effect on its operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED
SEPTEMBER 30, 2003

                                                                THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               --------------------
                                                                 2004       2003        $ CHANGE     % CHANGE
                                                               ---------  ---------    -----------  -----------
                                                                          (DOLLARS IN THOUSANDS)
INTEREST INCOME:
    Loan interest.............................................$ 171,427   $ 104,998     $  66,429        63.3 %
    Amortization of loan premiums and
      deferred origination costs............................... (18,395)    (19,424)        1,029         5.3
    Investment interest........................................   4,918       2,716         2,202        81.1
                                                               ---------  -----------   ----------  -----------
      Total interest income.................................... 157,950      88,290        69,660        78.9
INTEREST EXPENSE:
    Interest on bonds and notes payable......................... 68,545      47,309        21,236        44.9
                                                               ---------  -----------   ----------  -----------
      Net interest income......................................  89,405      40,981        48,424       118.2
Less provision for loan losses.................................   2,300       4,015        (1,715)      (42.7)
                                                               ---------  -----------   ----------  -----------
      Net interest income after provision for loan losses......  87,105      36,966        50,139       135.6
                                                               ---------  -----------   ----------  -----------
OTHER INCOME (EXPENSE):
    Loan servicing and other fee income........................  24,167      27,087        (2,920)      (10.8)
    Software services and other income.........................   8,391       4,565         3,826        83.8
    Derivative settlements, net................................ (16,031)       (524)      (15,507)    2,959.4
    Derivative market value adjustment......................... (40,183)     (5,131)      (35,052)      100.0
                                                               ---------  -----------   ----------  -----------
      Total other income (expense) ............................ (23,656)     25,997       (49,653)     (191.0)
                                                               ---------  -----------   ----------  -----------
OPERATING EXPENSES:
    Salaries and benefits......................................  25,060      35,901       (10,841)      (30.2)
    Other operating expenses:
      Depreciation and amortization, excluding amortization
         of intangible assets..................................   2,676       2,472           204         8.3
      Amortization of intangible assets........................   2,275       2,785          (510)      (18.3)
      Trustee and other debt related fees......................   2,752       3,339          (587)      (17.6)
      Occupancy and communications.............................   2,950       2,963           (13)       (0.4)
      Advertising and marketing................................   2,916       2,379           537        22.6
      Professional services....................................   2,672       2,198           474        21.6
      Consulting fees and support services to related parties..      --         417          (417)     (100.0)
      Postage and distribution.................................   3,059       3,440          (381)      (11.1)
      Other....................................................   7,142       6,375           767        12.0
                                                               ---------  -----------   ----------  -----------
         Total other operating expenses........................  26,442      26,368            74         0.3
                                                               ---------  -----------   ----------  -----------
         Total operating expenses..............................  51,502      62,269       (10,767)      (17.3)
                                                               ---------  -----------   ----------  -----------
         Income before income taxes............................  11,947         694        11,253     1,621.5
Income tax expense.............................................   4,310       1,827         2,483       135.9
                                                               ---------  -----------   ----------  -----------
         NET INCOME (LOSS)....................................$   7,637   $  (1,133)    $   8,770       774.1 %
                                                               =========  ===========   ==========  ===========

   NET INTEREST INCOME. Total loan interest, including amortization of premiums and deferred origination costs, increased as a result of an increase in the size of the student loan portfolio and the special allowance yield adjustment, offset by changes in the interest rate environment and in the pricing characteristics of the Company's student loan assets. The special allowance yield adjustment of $43.6 million, offset by lower average interest rates on loans, caused an increase in the student loan net yield on the Company's student loan portfolio to 5.05% from 3.65%. The weighted average interest rate on the student loan portfolio increased due to the special allowance yield adjustment, offset by lower interest rates on loans, and the increase in the number of lower yielding consolidation loans, resulting in an increase in loan interest income of approximately $30.7 million. Consolidation loan activity also increased the consolidation rebate fee, offset slightly by a decrease in the amortization and write-off of premiums and deferred origination costs, overall reducing loan interest income approximately $6.1 million. There was no variable-rate floor income during the three months ended September 30, 2004 and 2003. The increase in loan interest income was also a result of an increase in the Company's portfolio of student loans. The average student loan portfolio increased $2.7 billion, or 29.1%, during the nine months ended September 30, 2004, which increased loan interest income by approximately $42.7 million.

   Interest expense on bonds and notes payable increased as average total debt increased approximately $2.7 billion. Average variable-rate debt increased $2.9 billion, which increased interest expense by approximately $12.7 million. The Company reduced average fixed-rate debt by $173.0 million, which decreased the Company's overall interest expense by approximately $2.5 million. The increase in interest rates, specifically LIBOR and auction rates, increased the Company's average cost of funds to 2.05% from 1.78%, which increased interest expense approximately $11.3 million.

   Net interest income, excluding the effects of the special allowance yield adjustment, increased approximately $4.8 million, or 11.8%, to approximately $45.8 million from approximately $41.0 million.

   PROVISION FOR LOAN LOSSES. The provision for loan losses for federally insured student loans decreased $1.4 million from $1.5 million to $100,000 because of the Company's Exceptional Performer designation in June 2004. The provision for loan losses for non-federally insured loans decreased $300,000 from $2.5 million to $2.2 million because of the decrease in the non-federally insured loans and expected performance of the non-federally insured loan portfolio.

   OTHER INCOME (EXPENSE). Loan servicing and other fee income decreased due to the reduction in the number and dollar amount of loans serviced for third parties from $9.6 billion as of September 30, 2003 to $9.1 billion as of September 30, 2004. Total average third-party loan servicing volume decreased $525.4 million, or 5.5%, which resulted in a decrease in loan servicing income of $1.5 million. The decrease in servicing volume is due to loan pay downs being greater than loan additions within the third-party customer portfolios. In addition, guarantee servicing income decreased $1.4 million due to a customer that did not renew its servicing contract.

   The increase in software services and other income was primarily due to a one-time gain of $3.0 million recorded on the sale of a fixed asset.

   The Company began utilizing derivative instruments in the third quarter of 2003 to provide economic hedges to protect against the impact of adverse changes in interest rates. For the three months ended September 30, 2004, the derivative market value adjustment losses were $40.2 million and net settlements representing realized costs were $16.0 million as compared to $5.1 million and $0.5 million for the comparative periods in 2003. See "-- Risks -- Market and Interest Rate Risk."

   OPERATING EXPENSES. The Company's compensation plans include various bonus and incentive programs for its employee base. The Company recognizes costs related to these plans when incurred in accordance with U.S. generally accepted accounting principles ("GAAP"). The plans cover the majority of employees including senior executive management. The incentive compensation plans are tied to various performance targets and measures including loan volume, customer satisfaction, and profitability. A significant portion of the incentive is based on exceeding certain profitability targets and effectively "earning through" the target to fund the incentive pool. Approximately 10% of GAAP net income before taxes earned above the initial targets will add additional contributions to the pool. In the third quarter of 2004, the recognition of the mark-to-market loss on derivative products reduced the estimated amounts to be paid under the various incentive programs. The Company's incentive and bonus compensation for 2004 is estimated to approximate 10% to 12% of net income before tax and other certain costs associated with the plans. As such, the Company anticipates additional costs will be incurred under the incentive plans in the fourth quarter of 2004; however, the costs are not expected to exceed 10% of net income before tax and other certain costs associated with the plans. Amounts due and payable under the plans are subject to review and approval by the Company's Compensation Committee of the Board of Directors. The Company anticipates modifying the bonus and incentive programs for 2005.

   In addition to a net reduction in the bonus and incentive compensation expense in the third quarter 2004, salaries and benefits decreased because a non-cash stock compensation charge of $5.2 million was recognized in the third quarter of 2003 equal to the difference between the product of the estimated initial public offering price and the number of shares issued in March 2003 and the total price paid by the employees. In addition, salary expense of $3.9 million was recognized in the third quarter of 2003 associated with the termination of consulting and employment agreements.

   The decrease in the amortization of intangible assets is due to certain intangible assets becoming fully amortized in 2003. The decrease in trustee and other debt related fees relates to the reduced broker dealer fees from the acquisition of Nelnet Capital LLC in August 2003. Advertising and marketing expenses increased due to the expansion of the Company's marketing efforts, especially in the consolidations area. Professional services increased due to additional costs related to operations as a public company. No costs were incurred in 2004 relating to consulting fees and support services to related parties due to the termination of these agreements in July 2003. Other expenses increased as the Company redeemed a portion of its student loan interest margin notes in July 2004 and recognized a call-premium of $1.9 million on this redemption.

   INCOME TAX EXPENSE. Income tax expense increased due to the increase in income before income taxes. The Company's effective tax rate was 36.1% and 263.3% during the three months ended September 30, 2004 and 2003, respectively. The decrease in the effective tax rate in 2004 was principally a result of the non-cash compensation expense recognized in the third quarter 2003 for financial statement purposes that was not deductible for tax purposes.


NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED
SEPTEMBER 30, 2003

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                               --------------------------
                                                                   2004           2003     $ CHANGE     % CHANGE
                                                               ------------   -----------  ----------   ----------
                                                                            (DOLLARS IN THOUSANDS)
INTEREST INCOME:
    Loan interest, excluding variable-rate floor income....... $  519,059    $ 304,989      $ 214,070      70.2 %
    Variable-rate floor income.................................       348       12,700        (12,352)    (97.3)
    Amortization of loan premiums and deferred
      origination costs........................................   (53,249)     (49,760)        (3,489)     (7.0)
    Investment interest........................................    11,750       11,984           (234)     (2.0)
                                                               ------------   -----------  ----------   ----------
      Total interest income....................................   477,908      279,913        197,995      70.7
INTEREST EXPENSE:
    Interest on bonds and notes payable........................   169,940      151,484         18,456      12.2
                                                               ------------   -----------  ----------   ----------
      Net interest income......................................   307,968      128,429        179,539     139.8
Less provision (recovery) for loan losses......................    (1,006)       8,875         (9,881)   (111.3)
                                                               ------------   -----------  ----------   ----------
      Net interest income after provision (recovery)
        for loan losses........................................   308,974      119,554        189,420     158.4
                                                               ------------   -----------  ----------   ----------
OTHER INCOME (EXPENSE):
    Loan servicing and other fee income........................    72,388       77,324         (4,936)     (6.4)
    Software services and other income.........................    18,998       13,676          5,322      38.9
    Derivatives settlements, net...............................   (19,389)        (524)       (18,865) (3,600.2)
    Derivative market value adjustment.........................   (39,209)      (5,131)       (34,078)   (664.2)
                                                               ------------   -----------  ----------   --------
      Total other income (expense).............................    32,788       85,345        (52,557)    (61.6)
                                                               ------------   -----------  ----------   --------
OPERATING EXPENSES:
    Salaries and benefits......................................   101,865       92,749          9,116       9.8
    Other operating expenses:
      Depreciation and amortization, excluding amortization
         of intangible assets..................................     7,604        7,143            461       6.5
      Amortization of intangible assets........................     6,432        9,981         (3,549)    (35.6)
      Trustee and other debt related fees......................     8,217       10,798         (2,581)    (23.9)
      Occupancy and communications.............................     9,167        9,155             12       0.1
      Advertising and marketing................................     8,200        6,693          1,507      22.5
      Professional services....................................    10,026        6,825          3,201      46.9
      Consulting fees and support services to related parties..        --        3,102         (3,102)   (100.0)
      Postage and distribution.................................    10,127       10,228           (101)     (1.0)
      Other....................................................    19,272       18,274            998       5.5
                                                               ------------   -----------  ----------   ----------
         Total other operating expenses........................    79,045       82,199         (3,154)     (3.8)
                                                               ------------   -----------  ----------   ----------
         Total operating expenses..............................   180,910      174,948          5,962       3.4
                                                               ------------   -----------  ----------   ----------
         Income before income taxes and minority interest......   160,852       29,951        130,901     437.1
Income tax expense.............................................    58,841       13,289         45,552     342.8
                                                               ------------   -----------  ----------   ----------
         Income before minority interest.......................   102,011       16,662         85,349     512.2
Minority interest in subsidiary loss...........................        --          109           (109)   (100.0)
                                                               ------------   -----------  ----------   ----------
         NET INCOME........................................... $  102,011     $ 16,771      $  85,240     508.3 %
                                                               ============   ===========  ==========   ==========

   NET INTEREST INCOME. Total loan interest, including variable-rate floor income and amortization of loan premiums and deferred origination costs, increased as a result of an increase in the size of the student loan portfolio and the special allowance yield adjustment, offset by changes in the interest rate environment and in the pricing characteristics of the Company's student loan assets. The special allowance yield adjustment of $167.9 million, offset by lower average interest rates on loans, caused an increase in the student loan net yield on the Company's student loan portfolio to 5.51% from 4.01%. Variable-rate floor income decreased due to the timing and relative change in interest rates during the periods. Essentially, prevailing interest rates declined subsequent to the July 1, 2002 annual borrower interest rate reset date compared to their less substantial decline following the reset of rates on July 1, 2003. Consequently, the Company realized approximately $348,000 of variable-rate floor income during the nine months ended September 30, 2004 as compared to $12.7 million. The weighted average interest rate on the student loan portfolio increased due to the special allowance yield adjustment offset by lower interest rates and the increase in the number of lower yielding consolidation loans resulting in an increase in loan interest income of approximately $113.7 million. Consolidation loan activity also increased the amortization and write-off of premiums and deferred origination costs and the consolidation rebate fee, reducing loan interest income approximately $23.1 million. The increase in loan interest income was also a result of an increase in the Company's portfolio of student loans. The average student loan portfolio increased $2.4 billion, or 26.9%, in the nine months ended September 30, 2004, which increased loan interest income by approximately $120.3 million.

   Interest expense on bonds and notes payable increased as average total debt increased approximately $2.3 billion. Average variable-rate debt increased $2.5 billion, which increased interest expense by approximately $27.6 million. The

Company reduced average fixed-rate debt by $188.2, which decreased the Company's overall interest expense by approximately $8.3 million. The nominal average increase in interest rates, specifically LIBOR and auction rates, increased interest expense approximately $2.3 million. Interest expense for the nine months ended September 30, 2003, includes $2.6 million due to the write off of debt issuance costs incurred as a result of refinancing certain debt transactions. The nominal average increase in interest rates was offset by improved pricing on the large LIBOR based securitizations and decrease in the auction rate debt financings. Therefore, these improved pricings on debt securitizations, coupled with the decreases in fixed-rate debt and the write off of debt issuance costs in 2003 resulted in the decrease in the Company's average cost of funds to 1.82% from 1.99%.

   Net interest income, excluding the effects of variable-rate floor income and the special allowance yield adjustment, increased approximately $24.0 million, or 20.8%, to approximately $139.7 million from approximately $115.7 million.

   PROVISION FOR LOAN LOSSES. The provision for loan losses for federally insured student loans decreased $10.1 million from an expense of $2.9 million to a recovery of $7.2 million because of the Company's Exceptional Performer designation. The provision for loan losses on non-federally insured loans increased $240,000 from $6.0 million to $6.2 million because of the change in the composition of the non-federally insured loans and expected performance of the non-federally insured loan portfolio.

   OTHER INCOME (EXPENSE). Loan servicing and other fee income decreased primarily due to the reduction in the number and dollar amount of loans the Company serviced for third parties from $9.6 billion as of September 30, 2003 to $9.1 billion as of September 30, 2004. Total average third-party loan servicing volume decreased $855.3 million, or 8.4%, which resulted in a decrease in loan servicing income of $4.1 million. The decrease in servicing volume is due to loan pay downs being greater than loan additions within the third-party customer portfolios. In addition, guarantee servicing income decreased $0.9 million due to a customer that did not renew its servicing contract.

   The software services and other income increased $1.6 million due to the acquisition of Nelnet Capital LLC (formerly UFS Securities, LLC) in August 2003 and the broker dealer fee income generated from this subsidiary's activities. In addition, other income included a one-time gain of $3.0 million recorded on the sale of a fixed asset.

   The Company began utilizing derivative instruments in the third quarter of 2003 to provide economic hedges to protect against the impact of adverse changes in interest rates. For the nine months ended September 30, 2004, the derivative market value adjustment losses were $39.2 million and net settlements representing realized interest costs were $19.4 million as compared to $5.1 million and $0.5 million for the comparative periods in 2003. See "-- Risks -- Market and Interest Rate Risk."

   OPERATING EXPENSES. The Company's compensation plans include various bonus and incentive programs for its employee base. The Company recognizes costs related to these plans when incurred in accordance with GAAP. The plans cover the majority of employees including senior executive management. The incentive compensation plans are tied to various performance targets and measures including loan volume, customer satisfaction, and profitability. A significant portion of the incentive is based on exceeding certain profitability targets and effectively "earning through" the target to fund the incentive pool. Approximately 10% of GAAP net income before taxes earned above the initial targets will add additional contributions to the pool. The recognition of significant income in the second quarter of 2004 triggered recognition of expenses under the programs based on the likelihood of the Company exceeding certain pre-established goals and targets. In the third quarter of 2004, the recognition of the mark-to-market loss on derivative products reduced the estimated amounts to be paid under the various incentive programs. The Company's incentive and bonus compensation for 2004 is estimated to approximate 10% to 12% of net income before tax and other certain costs associated with the plans. Amounts due and payable under the plans are subject to review and approval by the Company's Compensation Committee of the Board of Directors.

   For the nine months ended September 30, 2004, the Company incurred expenses related to the various incentive compensation plans of approximately $22 million or 12% of net income before tax and other certain costs associated with the plans. The Company anticipates additional costs will be incurred under the incentive plans in the fourth quarter of 2004; however, the costs are not expected to exceed 10% of net income before tax and other certain costs associated with the plans. The Company anticipates modifying the bonus and incentive plans for 2005.

   Salaries and benefits increased due to the recognition of approximately $22 million of incentive expenses in 2004 as a result of the Company meeting the pre-established goals and targets generated primarily by the financial impact related to the special allowance yield adjustment and the Exceptional Performance designation, offset by the mark-to-market loss on its derivative products.

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

   INCOME TAX EXPENSE. Income tax expense increased due to the increase in income before income taxes. The Company's effective tax rate was 36.6% and 44.4% during the nine months ended September 30, 2004 and 2003, respectively. The decrease in the effective tax rate in 2004 was principally a result of the non-cash compensation expense recognized in the third quarter 2003 for financial statement purposes that was not deductible for tax purposes.

FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2004 COMPARED TO DECEMBER 31, 2003

                                                           AS OF               AS OF
                                                     SEPTEMBER 30, 2004  DECEMBER 31, 2003    $ CHANGE    % CHANGE
                                                     ------------------  ------------------ ------------ -----------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS:
Student loans receivable, net..................... $   12,793,704      $   10,455,442      $  2,338,262       22.4 %
Other assets......................................      1,321,092           1,476,744          (155,652)     (10.5)
                                                  ------------------  ------------------  -------------  -----------
      Total assets................................ $   14,114,796      $   11,932,186      $  2,182,610       18.3 %
                                                  ==================  ==================  =============  ===========


LIABILITIES:
Bonds and notes payable........................... $   13,526,343      $   11,366,458      $  2,159,885       19.0 %
Fair value of derivative instruments, net.........         39,386                 677            38,709    5,717.7
Other liabilities.................................        140,452             259,562          (119,110)     (45.9)
                                                  ------------------  ------------------  -------------  -----------
      Total liabilities...........................     13,706,181          11,626,697         2,079,484       17.9
SHAREHOLDERS' EQUITY:
Shareholders' equity..............................        408,615             305,489           103,126       33.8
                                                  ------------------  ------------------  -------------  -----------
      Total liabilities and shareholders' equity.. $   14,114,796     $    11,932,186      $  2,182,610       18.3 %
                                                  ==================  ==================  =============  ===========

     Total assets increased primarily because of an increase in student loans receivable. The Company originated and acquired $3.3 billion of student loans during the nine months ended September 30, 2004, offset by repayments of approximately $1.0 billion. Other assets declined because of a $110.7 million decrease in restricted cash due to loan program customers, which reflects timing of disbursements on loans and reduced lockbox volume. Total liabilities increased primarily because of an increase in bonds and notes payable, resulting from additional borrowings to fund growth in student loans. The fair value of derivatives instruments increased due to the larger notional amounts and change in market conditions on the Company's derivative instruments. Other liabilities include restricted cash due to loan program customers that decreased $110.7 million as a result of timing of disbursements on loans and reduced lockbox volume. Shareholders' equity increased primarily as a result of net income of $102.0 million during the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

   The Company utilizes operating cash flow, operating lines of credit, and secured financing transactions to fund operations and student loan acquisitions. In addition, in December 2003, the Company consummated an initial public offering of its Class A common stock that yielded the Company net proceeds of $163.7 million. Operating activities provided net cash of $169.3 million during the nine months ended September 30, 2004, an increase of $82.6 million from the net cash provided by operating activities of $86.7 million during the comparable period in 2003. Operating cash flows are driven by net income adjusted for various non-cash items such as the provision (recovery) for loan losses, depreciation and amortization, deferred income taxes, and the derivative market value adjustment. These non-cash items resulted in an increase in cash provided by operating activities of $26.9 million during the nine months ended September 30, 2004 as compared to the comparable period in 2003. In addition, the special allowance yield adjustment recognized in 2004, reduced by the change in settlement costs on derivative instruments and related operating expenses and taxes, increased cash provided by operating activities in 2004 over 2003.

   As of September 30, 2004, the Company had a $35.0 million operating line of credit and a $50.0 million commercial paper commitment under two separate facilities from a group of six large regional and national financial institutions that expire in September 2005. The Company uses these facilities primarily for general operating purposes and had $10.0 million borrowed under these facilities at September 30, 2004. The Company believes these facilities, the growth in the cash flow from operating activities, and the initial public stock offering indicate a favorable trend in its available capital resources. Due to the proceeds received from the initial public offering, a $30.0 million operating line of credit with a national financial institution was not renewed in February 2004.

   The Company's secured financing instruments include commercial paper lines, short-term student loan warehouse programs, variable-rate tax-exempt bonds, fixed-rate bonds, fixed-rate tax-exempt bonds, and various asset-backed securities. Of the $13.5 billion of debt outstanding as of September 30, 2004, $12.0 billion was issued under securitization transactions. On January 15, 2004, April 22, 2004, July 20, 2004, and September 29, 2004, the Company completed asset-backed securities transactions totaling $1.0 billion, $1.0 billion, $1.4 billion, and $2.0 billion, respectively. The proceeds from the September 2004 issuance were used to redeem $1.7 billion of student loan asset-backed auction rate notes. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market in 2005 and subsequent years. Securities issued in the securitization transactions are generally priced off a spread to LIBOR or set under an auction procedure related to the bonds and notes. The student loans financed are generally priced on a spread to commercial paper or Treasury bills.

   The Company's warehouse facilities allow for expansion of liquidity and capacity for student loan growth and should provide adequate liquidity to fund the Company's student loan operations for the foreseeable future. As of September 30, 2004, the Company had a loan warehousing capacity of $2.7 billion, of which $1.5 billion was outstanding, through 364-day commercial paper conduit programs. These conduit programs mature in 2004 through 2009; however, they must be renewed annually by underlying liquidity providers. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements, and therefore does not believe the renewal of these contracts present a significant risk to its liquidity. Because the Company continues to grow its loan portfolio and acquisition channels, the loan warehousing capacity was increased by $800.0 million in October 2004. In November 2004, the loan warehousing capacity was decreased $50.0 million due to the expiration of one warehouse facility. The Company's warehouse capacity as of November 15, 2004 is $3.45 billion.

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

   The following table summarizes the Company's bonds and notes outstanding as of September 30, 2004:

                                                                          LINE OF       INTEREST RATE
                                               CARRYING     PERCENT        CREDIT     RANGE ON CARRYING      FINAL
                                                AMOUNT      OF TOTAL       AMOUINT         AMOUNT           MATURITY
                                            -------------- -----------  ------------- ----------------- ------------------
                                                                       (DOLLARS IN THOUSANDS)
Variable rate bonds and notes (a):
    Bond and notes based on indices.........$  7,634,731      56.4 %     $ 7,634,731   1.69% - 2.65%   11/25/09 - 01/25/41
    Bond and notes based on auction.........   3,623,620      26.8         3,623,620   1.40% - 2.10%   07/01/05 - 07/01/43
                                            -------------  ----------   -------------
       Total variable rate bonds and notes..  11,258,351      83.2        11,258,351
Commerical paper and other..................   1,453,981      10.8         2,700,000   1.55% - 1.76%   05/13/05 - 09/02/09
Fixed-rate bonds and notes (a)..............     789,011       5.8           789,011   5.20% - 7.63%   05/01/05 - 05/01/29
Other borrowings............................      25,000       0.2           100,000   2.05% - 6.00%   09/23/05 - 11/01/05
                                            -------------  ----------   -------------
    Total...................................$ 13,526,343     100.0 %    $ 14,847,362
                                            =============  ==========   =============

(a) Issued in securitization transactions.

   Total unused commitments under various commercial paper, warehouse, and operating line of credit agreements totaled $1.3 billion as of September 30, 2004.

   The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company's contractual obligations as of September 30, 2004 were as follows:

                                             LESS THAN                                MORE THAN
                                  TOTAL        1 YEAR    1 TO 3 YEARS   3 TO 5 YEARS   5 YEARS
                              -------------  ----------- ------------- ------------- -----------
                                                   (DOLLARS IN THOUSANDS)
Bonds and notes payable...... $ 13,526,343      218,020      243,057       451,698    12,613,568
Operating lease obligations..       13,960        4,919        6,950         1,723           368
                              -------------  ----------- ------------- ------------- ------------
   Total..................... $ 13,540,303      222,939      250,007       453,421    12,613,936
                              =============  =========== ============= ============= ============

   The Company has commitments with its branding partners and forward flow lenders which obligate the Company to purchase loans originated under specific criteria, although the branding partners and forward flow lenders are not obligated to provide the Company with a minimum amount of loans. Branding partners are from whom the Company acquires student loans and to whom the Company provides marketing and origination services. Forward flow lenders are from whom the Company acquires student loans and to whom the Company provides origination services. These commitments generally run for periods ranging from one to five years and are generally renewable. The Company is obligated to purchase student loans at current market rates at the respective sellers' requests under various agreements. As of September 30, 2004, $317.7 million of student loans were originated under these agreements, which the Company was committed to purchase.

STUDENT LOAN PORTFOLIO

   The table below describes the components of the Company's loan portfolio:

                                                      AS OF SEPTEMBER 30, 2004   AS OF DECEMBER 31, 2003
                                                      ------------------------  --------------------------
                                                          DOLLARS    PERCENT       DOLLARS        PERCENT
                                                      ------------- ----------  --------------  ----------
                                                                    (DOLLARS IN THOUSANDS)
Federally insured:
     Stafford......................................... $ 5,218,535     40.8 %     $ 4,900,249      46.9 %
     PLUS/SLS (a).....................................     263,118      2.1           249,217       2.4
     Consolidation....................................   7,056,556     55.2         5,073,081      48.5
Non-federally insured................................       92,247      0.7            92,327       0.9
                                                      --------------  ---------  --------------  ----------
          Total.......................................  12,630,456     98.8        10,314,874      98.7
Unamortized premiums and deferred origination costs...     171,694      1.3           156,594       1.5
Allowance for loan losses:
     Allowance - federally insured....................        (706)    (0.0)           (9,755)     (0.1)
     Allowance - non-federally insured................      (7,740)    (0.1)           (6,271)     (0.1)
                                                      --------------  ---------  --------------  ----------
          Net.........................................$ 12,793,704    100.0 %    $ 10,455,442     100.0 %
                                                      ==============  =========  ==============  ==========

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

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company's allowance for loan losses is presented in the following table:

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     ----------------------------   -----------------------------
                                                                          2004           2003             2004           2003
                                                                     -------------  -------------   --------------  -------------
                                                                                       (DOLLARS IN THOUSANDS)
Balance at beginning of period...................................... $      8,122    $    13,750     $     16,026    $    12,000
Provision (recovery) for loan losses:
     Federally insured loans........................................          100          1,515           (7,216)         2,905
     Non-federally insured loans....................................        2,200          2,500            6,210          5,970
                                                                     -------------   ------------    -------------   ------------
          Total provision (recovery) for loan losses................        2,300          4,015           (1,006)         8,875
Charge-offs:
     Federally insured loans........................................         (129)          (936)          (1,833)        (2,271)
     Non-federally insured loans....................................       (1,945)        (1,117)          (5,050)        (2,937)
                                                                     -------------   ------------    -------------   ------------
          Total charge-offs.........................................       (2,074)        (2,053)          (6,883)        (5,208)
Recoveries, non-federally insured loans.............................           98             12              309             57
                                                                     -------------   ------------    -------------   ------------
Net charge-offs.....................................................       (1,976)        (2,041)          (6,574)        (5,151)
                                                                     -------------   ------------    -------------   ------------
Balance at end of period............................................ $      8,446    $    15,724     $      8,446    $    15,724
                                                                     =============   ============    =============   ============
Allocation of the allowance for loan losses:
     Federally insured loans........................................ $        706    $    10,004     $        706    $    10,004
     Non-federally insured loans....................................        7,740          5,720            7,740          5,720
                                                                     -------------   ------------    -------------   ------------
          Total allowance for loan losses........................... $      8,446    $    15,724     $      8,446    $    15,724
                                                                     =============   ============    =============   ============

Net loan charge-offs as a percentage of average student loans.......        0.065 %        0.087 %          0.078 %        0.077 %
Total allowance as a percentage of average student loans............        0.070 %        0.168 %          0.075 %        0.177 %
Total allowance as a percentage of ending balance of student loans..        0.067 %        0.159 %          0.067 %        0.159 %
Non-federally insured allowance as a percentage of the ending
     balance of non-federally insured loans.........................        8.391 %        6.168 %          8.391 %        6.168 %
Average student loans............................................... $ 12,108,981    $ 9,377,746     $ 11,282,561    $ 8,891,773
Ending balance of student loans..................................... $ 12,630,456    $ 9,913,870     $ 12,630,456    $ 9,913,870
Ending balance of non-federally insured loans....................... $     92,247    $    92,744     $     92,247    $    92,744


    Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100 percent reimbursement on all eligible FFEL Program default claims submitted for reimbursement during the 12-month period following the effective date of its designation. The Company is not subject to the two percent risk sharing loss for eligible claims submitted during this 12-month period. Only FFEL Program loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100 percent reimbursement. In June 2004, the Company's allowance for loan losses balance was reduced by $9.0 million and the provision for loan losses was similarly reduced to account for the estimated effects of the Exceptional Performance designation.

    As of September 30, 2004, service providers designated as an Exceptional Performer serviced approximately 91 percent of the Company's federally insured loans. Of this 91 percent, third parties service approximately one percent. With an additional third-party service provider receiving the Exceptional Performance designation in October 2004, more than 98 percent of the Company's federally insured loans will be serviced by providers who have received such designation. The Company is entitled to receive this benefit as long as it and/or its other service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis.

   Delinquencies have the potential to adversely impact the Company's earnings through increased servicing and collection costs and account charge-offs. The table below shows the student loan delinquency amounts:

                                                 AS OF SEPTEMBER 30, 2004    AS OF DECEMBER 31, 2003
                                                --------------------------  --------------------------
                                                   DOLLARS       PERCENT       DOLLARS       PERCENT
                                                ------------   -----------  -------------- -----------
                                                                (DOLLARS IN THOUSANDS)
FEDERALLY INSURED LOANS:
    Loans in-school/grace/deferment(1)..........$ 3,935,224                  $ 2,940,193
    Loans in forebearance(2)....................  1,619,072                    1,362,335
    Loans in repayment status:
        Loans current...........................  6,247,906      89.4 %        5,245,316      88.6 %
        Loans delinquent 31-60 days(3)..........    278,424       4.0            279,435       4.7
        Loans delinquent 61-90 days(3)..........    160,530       2.3            130,339       2.2
        Loans delinquent 91 days or greater(4)..    297,053       4.3            264,929       4.5
                                                ------------    --------    -------------   ---------
           Total loans in repayment.............  6,983,913     100.0 %        5,920,019     100.0 %
                                                ------------    ========    -------------   =========
           Total federally insured loans........$12,538,209                  $10,222,547
                                                ============                =============
NON-FEDERALLY INSURED LOANS:
    Loans in-school/grace/deferment(1)..........$    23,549                  $    25,537
    Loans in forebearance(2)....................      3,866                       14,776
    Loans in repayment status:
        Loans current...........................     57,393      88.5 %           45,554      87.5 %
        Loans delinquent 31-60 days(3)..........      2,323       3.6              2,531       4.9
        Loans delinquent 61-90 days(3)..........      1,970       3.0              1,556       3.0
        Loans delinquent 91 days or greater(4)..      3,146       4.9              2,373       4.6
                                                ------------    --------    -------------   ---------
           Total loans in repayment............      64,832     100.0 %           52,014     100.0 %
                                                ------------    ========    -------------   =========
           Total non-federally insured loans....$    92,247                  $    92,327
                                                  ============                =============

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

   One of the Company's primary objectives is to focus on originations through the direct channel and acquisitions through the branding partner channel. The Company has extensive and growing relationships with many large financial and educational institutions that are active in the education finance industry. The Company's branding relationships and forward flow relationships include Union Bank, an affiliate of the Company, as well as many schools and national and regional financial institutions. Loss of a strong relationship, like that with a significant branding partner, such as Union Bank, or with schools from which the Company directly or indirectly acquires a significant volume of student loans, could result in an adverse effect on the volume derived from the branding partner channel.

   The table below sets forth the activity of loans originated or acquired through each of the Company's channels:

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                     -----------------------------  -----------------------------
                                                          2004           2003           2004            2003
                                                     --------------  -------------  --------------  -------------
                                                                         (DOLLARS IN THOUSANDS)
Beginning balance....................................$ 12,033,329      9,317,847      10,314,874      8,404,388
Direct channel:
    Consolidation loan originations..................     857,456        732,954       2,169,374      1,469,624
    Less consolidation of existing portfolio.........    (370,792)      (407,000)       (893,800)      (759,000)
                                                     --------------  -------------  --------------  -------------
         Net consolidation loan originations.........     486,664        325,954       1,275,574        710,624
    Stafford/PLUS loan originations..................     102,203         71,819         222,515        188,695
Branding partner channel.............................      91,446        112,283         806,653        723,023
Forward flow channel.................................     174,922        177,332         623,014        485,334
Other channels.......................................      73,279        242,984         204,062        306,650
                                                     --------------  -------------  --------------  -------------
    Total channel acquisitions.......................     928,514        930,372       3,131,818      2,414,326
Loans acquired in business acquisition...............          --             --         136,138             --
Repayments, claims, capitalized interest, and other..    (331,387)      (334,349)       (952,374)      (904,844)
                                                     --------------  -------------  --------------  -------------
Ending balance......................................$  12,630,456      9,913,870      12,630,456      9,913,870
                                                     ==============  =============  ==============  =============

STUDENT LOAN SPREAD ANALYSIS

   Maintenance of the spread on assets is a key factor in maintaining and growing the Company's income. The following table analyzes the student loan spread on the Company's portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities used to fund the assets:

                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             SEPTEMBER 30,            SEPTEMBER 30,
                                                        ------------------------  -----------------------
                                                           2004          2003        2004        2003
                                                        ------------  ----------  -----------  ----------
Student loan yield......................................     6.25 %      4.94 %       6.71 %     5.19 %
Consolidation rebate fees...............................    (0.59)      (0.46)       (0.57)     (0.43)
Premium and deferred origination costs amortization.....    (0.61)      (0.83)       (0.63)     (0.75)
                                                        ------------  ----------  -----------  ----------
Student loan net yield..................................     5.05        3.65         5.51       4.01
Student loan cost of funds..............................    (2.05)      (1.78)       (1.82)     (1.99)
                                                        ------------  ----------  -----------  ----------
Student loan spread.....................................     3.00        1.87         3.69       2.02
Variable-rate floor income..............................       --          --           --      (0.19)
Special allowance yield adjustment (a)..................    (1.44)         --        (1.98)        --
                                                        ------------  ----------  -----------  ----------
Core student loan spread................................     1.56 %      1.87 %       1.71 %     1.83 %
                                                        ============  ==========  ===========  ==========

Average balance of student loans (in thousands)       $12,108,981  $9,377,746  $11,282,561 $8,891,773

    ----------

    (a) On June 30, 2004, the Company recognized $124.3 million of excess interest income that had previously been deferred. At December 31, 2003, the amount of deferred excess interest income on these loans was $42.9 million.

    The increase in lower yielding consolidation loans coupled with a slightly higher interest rate environment has caused some compression in the Company's loan spread when excluding the special allowance yield adjustment.

RISKS

POLITICAL/REGULATORY RISK

   Pursuant to the terms of the Higher Education Act, the FFEL Program is periodically amended, and the Higher Education Act is generally reauthorized by Congress every five to six years in order to prevent sunset of that Act. Changes in the Higher Education Act made in the two most recent reauthorizations have included reductions in the student loan yields paid to lenders, increased fees paid by lenders, and a decreased level of federal guarantee. Future changes could result in further negative impacts on the Company's business. Moreover, there can be no assurance that the provisions of the Higher Education Act, which is scheduled to expire on September 30, 2005, will be reauthorized. While Congress has consistently extended the effective date of the Higher Education Act, it may elect not to reauthorize the Department's ability to provide interest subsidies, special allowance payments, and federal guarantees for student loans. Such a failure to reauthorize would reduce the number of federally insured student loans available for the Company to originate and/or acquire in the future.

   Specific proposed legislation that could have a material effect on the Company's operations, if enacted, in no particular order, include:

    o allowing for increased borrower limits, which may provide opportunities for increasing the average size of the Company's future loan originations;

    o changes to the single holder rule and other FFEL Program rates and terms as discussed under "-- Risk Related to Consolidation Loans;"

    o eliminating variable-rate floor income as well as the 9.5% floor interest rate on loans refinanced with funds from pre-1993 tax-exempt financings;

    o restrictions limiting/preventing a FFELP lender from making a consolidation loan consisting of only Federal Direct Lending ("FDL") loans; and

    o initiatives aimed at supporting the FDL program to the detriment of the FFEL program.

   In addition, the Department oversees and implements the Higher Education Act and periodically issues regulations and interpretations of that Act. Changes in such regulations and interpretations could negatively impact the Company's business.

   See "-- Overview-- Recent Developments" for additional disclosures concerning political and regulatory risks.

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

CREDIT RISK

    Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100 percent reimbursement on all eligible FFEL Program default claims submitted for reimbursement during the 12-month period following the effective date of its designation. The Company is not subject to the two percent risk sharing loss for eligible claims submitted during this 12-month period. Only FFEL Program loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100 percent reimbursement. As of September 30, 2004, service providers designated as an Exceptional Performer serviced approximately 91 percent of the Company's federally insured loans. Of this 91 percent, third parties service approximately one percent. With an additional third-party service provider receiving the Exceptional Performance designation in October 2004, more than 98 percent of the Company's federally insured loans will be serviced by providers who have received such designation. The Company is entitled to receive this benefit as long as it and/or its other service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. The Company bears full risk of losses experienced with respect to the unguaranteed portion of its federally insured loans (those loans not serviced by a service provider designated as an Exceptional Performer). If the Company or a third party service provider were to lose its Exceptional Performance designation, either by the Department discontinuing the program or the Company or third party not meeting the required servicing standards, loans serviced by the Company or third-party would become subject to the two percent risk sharing loss for all claims submitted after any loss of the Exceptional Performance designation.

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

RISK RELATED TO CONSOLIDATION LOANS

   The Company's student loan origination and lending activities could be significantly impacted by the reauthorization of the Higher Education Act relative to the single holder rule. For example, if the single holder rule, which generally restricts a competitor from consolidating loans away from a holder that owns all of a student's loans, were abolished, a substantial portion of the Company's non-consolidated portfolio would be at risk of being consolidated away by a competitor. On the other hand, abolition of the rule would also open up a portion of the rest of the market and provide the Company with the potential to gain market share. The portion of the rest of the market that would be opened up to the Company, as measured in aggregate principal amount of student loans, would be greater than the portion of the Company's non-consolidated portfolio that would be at risk of being consolidated by a competitor. Other potential changes to the Higher Education Act relating to consolidation loans that could impact the Company include, without limitation:

   o allowing refinancing of consolidation loans, which would open approximately 55% of the Company's portfolio to such refinancing; and

   o allowing for variable-rate consolidation loans and extended repayment terms of Stafford loans, which would lead to fewer loans lost through consolidation of the Company's portfolio, but would also decrease consolidation opportunities.

MARKET AND INTEREST RATE RISK

   The Company's primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates. Because the Company generates the majority of its earnings from the spread between the yield on the portfolio of student loans and the cost of funding these loans, the interest sensitivity of the balance sheet is a key profitability driver. The majority of student loans have variable-rate characteristics in certain interest rate environments. Some of the student loans include fixed-rate components depending upon the rate reset provisions, or, in the case of consolidation loans, are fixed at the weighted average interest rate of the underlying loans at the time of consolidation. The following table sets forth the Company's loan assets and debt instruments by rate characteristics:

                                   AS OF SEPTEMBER 30, 2004    AS OF DECEMBER 31, 2003
                                  --------------------------  --------------------------
                                      DOLLARS     PERCENT        DOLLARS       PERCENT
                                  -------------- ----------   -------------- -----------
                                                 (DOLLARS IN THOUSANDS)
Fixed-rate loan assets............ $  5,875,564     46.5 %     $  5,532,497     53.6 %
Variable-rate loan assets.........    6,754,892     53.5          4,782,377     46.4
                                  -------------- ----------   -------------- -----------
   Total.......................... $ 12,630,456    100.0 %     $ 10,314,874    100.0 %
                                  ============== ==========   ============== ===========

Fixed-rate debt instruments........$    789,011      5.8 %     $    927,694      8.2 %
Variable-rate debt instruments.....  12,737,332     94.2         10,438,764     91.8
                                  -------------- ----------   -------------- -----------
   Total...........................$ 13,526,343    100.0 %     $ 11,366,458    100.0 %
                                  ============== ==========   ============== ===========

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

   The Company attempts to match the interest rate characteristics of pools of loan assets with debt instruments of substantially similar characteristics, particularly in rising interest rate environments. Due to the variability in duration of the Company's assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities and the Company's opinion as to current and future market conditions. Based on those factors, the Company will periodically use derivative instruments as part of its overall risk management strategy to manage risk arising from its fixed-rate and variable-rate financial instruments.

   The following table summarizes the notional values and fair values of the Company's outstanding derivative instruments as of September 30, 2004:


                                                NOTIONAL AMOUNTS BY PRODUCT TYPE
                                     --------------------------------------------------------
                                     FIXED/FLOATING      BASIS     FLOATING/FIXED
            MATURITY                    SWAPS (a)      SWAPS (b )    SWAPS (c)      TOTAL
---------------------------------    --------------- -------------  ------------ ------------
                                                      (DOLLARS IN MILLIONS)
2004.............................    $   3,000 (d)      --               --         3,000
2005.............................        1,062          1,000           210         2,272
2006.............................          613            500            --         1,113
2007.............................          512          --               --           512
2008.............................          463          --               --           463
2009 and thereafter..............        1,450          --               --         1,450
                                     --------------  ------------  ------------  -----------
  Total..........................    $   7,100          1,500           210         8,810
                                     ==============  ============  ============  ===========
Weighted average rate............         2.43%
                                     ==============
Fair value (e) (in thousands)....    $ (34,637)        (3,743)       (1,006)      (39,386)
                                     ==============  ============  ============  ===========

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

(d) These interest rate swaps, carrying a 1.20% weighted average rate, expired in October 2004.

(e) Fair value is determined from market quotes from independent security brokers. Fair value indicates an estimated amount the Company would receive
    (pay) if the contracts were cancelled or transferred to other parties.

   Derivative instruments that are currently used as part of the Company's interest rate risk management strategy include interest rate swaps and basis swaps. The Company accounts for its derivative instruments in accordance with SFAS No. 133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the majority of the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company's statement of income. At September 30, 2004, the Company accounted for one interest rate swap with a notional amount of $150 million as a cash flow hedge in accordance with SFAS No. 133. Gains and losses on the effective portion of this qualifying hedge are accumulated in other comprehensive income and reclassified to current period earnings over the period in which the stated hedged transactions impact earnings. Ineffectiveness is recorded to earnings.

   The following is a summary of the amounts included in derivative market value adjustment and net settlements on the consolidated income statements:


                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                         --------------------- --------------------
                                                            2004        2003      2004       2003
                                                         ----------  --------- ---------  ---------
                                                                   (DOLLARS IN THOUSANDS)
Change in fair value of derivative instruments.........$    40,183)    (5,131)   (39,209)   (5,131)
Settlements, net........................................   (16,031)      (524)   (19,389)     (524)
                                                         ----------  ---------  ---------  ---------

Derivative market value adjustment and net settlements.$   (56,214)    (5,655)   (58,598)   (5,655)
                                                         ==========  =========  =========  =========

   The following tables summarize the effect on the Company's earnings, based upon a sensitivity analysis performed by the Company assuming a hypothetical increase and decrease in interest rates of 100 basis points and an increase in interest rates of 200 basis points while funding spreads remain constant. The effect on earnings was performed on the Company's variable-rate assets and liabilities. For the three and nine months ended September 30, 2004 and 2003, the analysis includes the effects of the derivative instruments in existence during these periods.

   As a result of the Company's interest rate management activities, the Company expects the change in pre-tax net income resulting from 100 basis point and 200 basis point increases in interest rates will not result in a proportional decrease in net income due to the effective switch of some variable-rate loans to fixed-rate loans. The results of the Company's interest rate management activities initiated in 2004 can be seen in the following tables:

                                                                  THREE MONTHS ENDED SEPTEMBER 30, 2004
                                               -----------------------------------------------------------------------
                                               CHANGE FROM DECREASE    CHANGE FROM INCREASE     CHANGE FROM INCREASE
                                                OF 100 BASIS POINTS     OF 100 BASIS POINTS     OF 200 BASIS POINTS
                                               ---------------------   ---------------------   -----------------------
                                                 DOLLAR     PERCENT      DOLLAR     PERCENT      DOLLAR      PERCENT
                                               ----------  ---------   ----------  ---------   ----------  -----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Effect on earnings:
    Increase (decrease) in pre-tax
       net income before
       impact of derivative settlements.......$  18,782       157.2 %   $(12,438)    (104.1)%  $ (23,776)    (199.0)%
    Impact of derivative settlements..........  (15,662)     (131.1)      15,662      131.1       31,324      262.2
                                               ----------  ---------   ----------  ---------    ----------  ----------
    Increase in net income before taxes.......$   3,120        26.1 %   $  3,224       27.0%   $   7,548       63.2 %
                                               ==========  =========   ==========  =========    ==========  ==========
    Increase in  basic and diluted
       earning per share......................$    0.04                 $   0.04               $    0.09
                                               ==========              ==========               ==========


                                                                   THREE MONTHS ENDED SEPTEMBER 30, 2003
                                               -----------------------------------------------------------------------
                                               CHANGE FROM DECREASE    CHANGE FROM INCREASE     CHANGE FROM INCREASE
                                                OF 100 BASIS POINTS     OF 100 BASIS POINTS     OF 200 BASIS POINTS
                                               ---------------------   ---------------------   -----------------------
                                                 DOLLAR     PERCENT      DOLLAR     PERCENT      DOLLAR      PERCENT
                                               ----------  ---------   ----------  ---------   ----------  -----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Effect on earnings:
    Increase (decrease) in pre-tax
       net income before
       impact of derivative settlements.......$  60,502     8,717.9 %   $(13,636)  (1,964.8)%  $ (21,403)  (3,083.9)%
    Impact of derivative settlements..........   (4,410)     (635.4)       2,997      431.8        6,715      967.5
                                               ----------  ---------   ----------  ---------    ----------  ----------
    Increase in net income before taxes.......$  56,092     8,082.5 %   $(10,639)  (1,533.0)%  $ (14,688)  (2,116.4) %
                                               ==========  =========   ==========  =========    ==========  ==========
    Increase in  basic and diluted
       earning per share......................$    0.77                 $  (0.15)              $   (0.20)
                                               ==========              ==========               ==========


                                                                    NINE MONTHS ENDED SEPTEMBER 30, 2004
                                               -----------------------------------------------------------------------
                                               CHANGE FROM DECREASE    CHANGE FROM INCREASE     CHANGE FROM INCREASE
                                                OF 100 BASIS POINTS     OF 100 BASIS POINTS     OF 200 BASIS POINTS
                                               ---------------------   ---------------------   -----------------------
                                                 DOLLAR     PERCENT      DOLLAR     PERCENT      DOLLAR      PERCENT
                                               ----------  ---------   ----------  ---------   ----------  -----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Effect on earnings:
    Increase (decrease) in pre-tax
       net income before
       impact of derivative settlements.......$  65,878        41.0 %   $(32,411)    (20.01)%  $ (59,626)     (37.1)%
    Impact of derivative settlements..........  (29,306)      (18.2)      29,306       18.2       58,613       36.4
                                               ----------  ---------   ----------  ---------    ----------  ----------
    Increase (decrease) in net income
       before taxes...........................$  36,572        22.8 %   $ (3,105)      (1.9)%  $  (1,013)      (0.7) %
                                               ==========  =========   ==========  =========    ==========  ==========
    Increase (decrease)in basic and diluted
       earning per share......................$    0.42                 $  (0.04)              $   (0.01)
                                               ==========              ==========               ==========


                                                                 NINE MONTHS ENDED SEPTEMBER 30, 2003
                                               -----------------------------------------------------------------------
                                               CHANGE FROM DECREASE    CHANGE FROM INCREASE     CHANGE FROM INCREASE
                                                OF 100 BASIS POINTS     OF 100 BASIS POINTS     OF 200 BASIS POINTS
                                               ---------------------   ---------------------   -----------------------
                                                 DOLLAR     PERCENT      DOLLAR     PERCENT      DOLLAR      PERCENT
                                               ----------  ---------   ----------  ---------   ----------  -----------
                                                                (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Effect on earnings:
    Increase (decrease) in pre-tax
       net income before
       impact of derivative settlements.......$  27,650        92.3 %   $(23,369)     (78.0)%  $ (38,604)    (128.9)%
    Impact of derivative settlements..........  (11,700)      (39.1)       9,375       31.3       20,625       68.9
                                               ----------  ---------   ----------  ---------    ----------  ----------
    Increase (decrease) in net income
      before taxes............................$  15,950        53.2 %   $(13,994)     (43.7)%  $ (17,979)     (60.0) %
                                               ==========  =========   ==========  =========    ==========  ==========
    Increase (decrease) in basic and diluted
       earning per share......................$    0.23                 $   0.20               $   (0.26)
                                               ==========              ==========               ==========

        The following tables set forth the Company's variable-rate assets and liabilities categorized by the reset date of the underlying index. Fixed-rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects the Company's interest rate-sensitive positions and is not necessarily reflective of the positions that existed throughout the period:

                                                                  AS OF SEPTEMBER 30, 2004
                                    -------------------------------------------------------------------------------
                                                              INTEREST RATE SENSITIVITY PERIOD
                                    ------------------------------------------------------------------------------
                                     3 MONTHS      3 MONTHS       6 MONTHS       1 TO 2       2 TO 5        OVER
                                      OR LESS      TO 6 MONTHS    TO 1 YEAR      YEARS         YEARS       5 YEARS
                                    -----------  --------------  ----------   -----------   ----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
Interest-sensitive assets:
    Student loans..................$  12,793,704 $       --      $     --      $      --      $     --    $      --
    Cash and investments...........      933,271         --            --             --            --           --
                                    ------------  ------------   ----------   -----------   ----------   ----------
      Total interest-sensitive
        assets.....................   13,726,975         --            --             --            --           --
                                    ------------  ------------   ----------   -----------   ----------   ----------
Interest-sensitive liabilities:
    Short-term borrowings...........  12,737,332         --            --             --            --           --
    Long-term notes.................      56,135     51,783       100,102        116,389       253,973      210,629
                                    ------------  ------------   ----------   -----------   ----------   ----------
      Total interest-sensitive
        liabilities.................  12,793,467     51,783       100,102        116,389       253,973      210,629
                                    ------------  ------------   ----------   -----------   ----------   ----------
Period gap..........................     933,508    (51,783)     (100,102)      (116,389)     (253,973)    (210,629)
Cumulative gap......................     933,508    881,725       781,623        665,234       411,261      200,632
Ratio of interest-sensitive
    assets to interest-sensitive
    liabilities.....................       107.3 %       -- %          -- %           -- %          -- %         -- %
                                    ============  ============   ==========   ===========   ==========   ==========
Ratio of cumulative gap to
    total interest-sensitive assets.         6.8 %      6.4 %         5.7 %          4.8 %         3.0 %        1.5 %
                                    ============  ============   ==========   ===========   ==========   ==========

                                                                  AS OF DECEMBER 31, 2003
                                    -------------------------------------------------------------------------------
                                                              INTEREST RATE SENSITIVITY PERIOD
                                    ------------------------------------------------------------------------------
                                     3 MONTHS      3 MONTHS       6 MONTHS       1 TO 2       2 TO 5        OVER
                                      OR LESS      TO 6 MONTHS    TO 1 YEAR      YEARS         YEARS       5 YEARS
                                    -----------  --------------  ----------   -----------   ----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
Interest-sensitive assets:
    Student loans...................$ 10,455,442  $       -   $         -   $          -   $         -  $         -
    Cash and investments............   1,155,215          -             -              -             -            -
                                    ------------  -----------   ----------   -----------    ----------   ----------
      Total interest-sensitive
        assets......................  11,610,657          -             -              -             -            -
                                    ------------  -----------   ----------   -----------    ----------   ----------
Interest-sensitive liabilities:
    Short-term borrowings...........  10,438,764          -             -              -             -            -
    Long-term notes.................      61,237     54,355       108,167        206,484       311,588      185,863
                                    ------------  -----------   ----------   -----------    ----------   ----------
      Total interest-sensitive
        liabilities.................  10,500,001     54,355       108,167        206,484       311,588      185,863
                                    ------------  -----------   ----------   -----------    ----------   ----------
Period gap..........................   1,110,656    (54,355)     (108,167)      (206,484)     (311,588)    (185,863)
Cumulative gap......................   1,110,656  1,056,301       948,134        741,650       430,062      244,199
Ratio of interest-sensitive
    assets to interest-sensitive
    liabilities.....................       110.6 %        - %           - %            - %           - %          - %
                                    ============  ===========   ==========   ===========    ==========   ==========
Ratio of cumulative gap to
    total interst-sensitive assets..         9.6 %      9.1 %         8.2 %          6.4 %         3.7 %        2.1 %
                                    ============  ===========   ==========   ===========    ==========   ==========

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

SECURITIZATION ACCOUNTING

   The Company uses the issuance of asset-backed securities, commonly called securitization transactions, as a key component of its financing strategy. In conjunction with these transactions, the Company transfers student loans to trusts, which issue bonds backed by the student loans. The Company's securitization transactions do not qualify for sale treatment under SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES-A REPLACEMENT OF SFAS NO. 125, as the trusts continue to be under the Company's effective control and as such the Company does not record or recognize gain on sale in conjunction with the transaction, but rather treat the transfers as secured borrowings. All of the financial activities and related assets and liabilities, including debt, of the trusts are reflected and consolidated in the Company's financial statements. Servicing, administrative support services, and other intercompany activities have been eliminated in accordance with GAAP.

ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses represents management's estimate of probable losses on student loans. This evaluation process is subject to numerous estimates and judgments. In making such estimates and judgments, management considers such things as the value and character of loans outstanding, past loan loss experience, and general economic conditions. The Company evaluates the adequacy of the allowance for loan losses on its federally insured loan portfolio separately from its non-federally insured loan portfolio. Historical delinquencies and credit loss experience are also considered when reviewing the current aging of the portfolios, together with analyses that reflect current trends and conditions.

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

    Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100 percent reimbursement on all eligible FFEL Program default claims submitted for reimbursement during the 12-month period following the effective date of its designation. The Company is not subject to the two percent risk sharing loss for eligible claims submitted during this 12-month period. Only FFEL Program loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100 percent reimbursement. At September 30, 2004, service providers designated as an Exceptional Performer serviced approximately 91 percent of the Company's federally insured loans. Of this 91 percent, third parties service approximately one percent. With an additional third-party service provider receiving the Exceptional Performance designation in October 2004, more than 98 percent of the Company's federally insured loans will be serviced by providers who have received such designation. The Company is entitled to receive this benefit as long as it and/or its other service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis.

   In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, months in repayment, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. The Company charges off the loan when the collection of principal and interest is 120 days past due.

   The allowance for federally insured and non-federally insured loans is maintained at a level management believes is adequate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective because it requires estimates that may be susceptible to significant changes.


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

   In addition to such legal proceedings that arise in the ordinary course of business, the Company is furnishing to the SEC Staff information it has requested pursuant to an informal investigation and the Company is fully cooperating with the SEC on such informal investigation. See "Recent Developments."


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Nothing to report.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Nothing to report.


ITEM 5.  OTHER INFORMATION

   Nothing to report.


ITEM 6.  EXHIBITS

      4.16*    Indenture of Trust dated as of September 1, 2004, between
               Nelnet Student Loan Trust 2004-4 and Zions First National
               Bank, as eligible lender trustee and as indenture trustee.
      21.1*    Subsidiaries of Nelnet, Inc.
      31.1*    Certification Pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002 of Co-Chief Executive Officer Michael S. Dunlap.
      31.2*    Certification Pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002 of Co-Chief Executive Officer Stephen F. Butterfield.
      31.3*    Certification Pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002 of Chief Financial Officer Terry J. Heimes.
      32.**    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
    *     Filed herewith
    **   Furnished herewith

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NELNET, INC.

Date:  November 15, 2004                 By:  /s/ Michael S. Dunlap
                                         ---------------------------------------
                                         Name: Michael S. Dunlap
                                         Title: Chairman and Co-Chief
                                                Executive Officer


                                         By:  /s/ Stephen F. Butterfield
                                         ---------------------------------------
                                         Name: Stephen F. Butterfield
                                         Title:  Vice-Chairman and Co-Chief
                                                 Executive Officer


                                         By:  /s/ Terry J. Heimes
                                         ---------------------------------------
                                          Name: Terry J. Heimes
                                                Title:  Chief Financial Officer