Form 10-K
period 2004-12-31
NELNET INC
filed 2005-03-16
CIK 1258602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004
                                       or
| | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Indicate by check mark whether the Registrant is an accelerated filer. Yes [X] No [ ]

   The aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant on June 30, 2004 (the last business day of the Registrant's most recently completed second fiscal quarter), based upon the closing sale price of the Registrant's Class A Common Stock on that date of $17.75, was $360,899,745. For purposes of this calculation, the Registrant's directors, executive officers, and greater than 10 percent shareholders are deemed to be affiliates.

   As of February 15, 2005, there were 39,687,037 and 13,983,454 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement to be filed for its 2005 Annual Meeting of Shareholders scheduled to be held May 26, 2005 are incorporated by reference into Part III of this Form 10-K.

   This report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used in this report, the words "anticipate," "believe," "estimate," "intend," and "expect," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in "Risk Factors" and elsewhere in this Form 10-K and changes in the terms of student loans and the educational credit marketplace arising from the implementation of or changes in applicable laws and regulations, which may reduce the volume, average term, and costs of yields on student loans under the Federal Family Education Loan Program (the "FFEL Program" or "FFELP") of the U.S. Department of Education (the "Department") or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; and changes in prepayment rates and credit spreads. References to "the Company" refer to Nelnet, Inc. and its subsidiaries.

                                     PART I.

ITEM 1.  BUSINESS

OVERVIEW

   The Company is one of the leading education finance companies in the United States and is focused on providing quality student loan products and services to students and schools nationwide. The Company ranks among the nation's leaders in terms of total net student loan assets with $13.5 billion as of December 31, 2004. Headquartered in Lincoln, Nebraska, the Company originates, consolidates, securitizes, holds, and services student loans, principally loans originated under the FFEL Program. A detailed description of the FFEL Program appears in Appendix A to this annual report on Form 10-K (the "Report").

   The Company offers a broad range of financial services and technology-based products. The Company's products are designed to simplify the student loan process by automating financial aid delivery, loan processing, and funds disbursement. The Company's infrastructure, technological expertise, and breadth of product and service offerings connect the key constituents of the student loan process, including lenders, financial aid officers, guaranty agencies, governmental agencies, student and parent borrowers, servicers, and the capital markets, thereby streamlining the education finance process.

   The Company's business is comprised of three primary product and service offerings:

   o ASSET MANAGEMENT, INCLUDING STUDENT LOAN ORIGINATIONS AND ACQUISITIONS. The Company provides student loan marketing, originations, acquisition, and portfolio management. The Company owns a large portfolio of student loan assets through a series of education lending subsidiaries. The education lending subsidiaries primarily invest in student loans, through an eligible lender trustee, made under Title IV of the Higher Education Act of 1965, as amended (the "Higher Education Act"). Certain subsidiaries also invest in non-federally insured student loans. The Company obtains loans through direct origination or through acquisition of loans. The Company also provides marketing, sales, managerial, and administrative support related to its asset generation activities.

   o STUDENT LOAN AND GUARANTEE SERVICING. The Company services its student loan portfolio and the portfolios of third parties. Servicing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. In December 2004, the Company purchased EDULINX Canada Corporation ("EDULINX"). EDULINX is a Canadian corporation that engages in servicing Canadian student loans. As of December 31, 2004, the Company serviced or provided complete outsourcing of servicing activities as follows:
                                  Company     %    Third party    %      Total
                                 ---------  ------ -----------  ------ ---------
                                             (dollars in millions)

        FFELP and private loans   $ 11,888    56%    $ 9,188     44%   $ 21,076
        Canadian loans                --      --       7,213    100%      7,213
                                 ---------  ------ ----------  ------ ----------
        Total                     $ 11,888    42%   $ 16,401     58%   $ 28,289
                                 =========  ====== ==========  ====== ==========

      The Company also provides servicing support to guaranty agencies, which includes system software, hardware and telecommunication support, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services. As of December 31, 2004, the Company provided servicing support to agencies that guarantee more than $19 billion of FFELP loans.

   o Servicing Software. The Company uses internally developed student loan servicing software and also provides this software to third-party student loan holders and servicers. As of December 31, 2004, the Company's software was used to service more than $50 billion in student loans, which included $29 billion serviced by third parties using the Company's software.

   The Company's primary product and service offerings constitute reportable segments under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). In 2004, the Asset Management, Student Loan and Guarantee Servicing, and Servicing Software segments generated 76.5%, 21.8%, and 1.7%, respectively, of the Company's total segment revenues (excluding intersegment revenue) and 81.1%, 19.7%, and (0.8)%, respectively, of its segment net income (loss) before taxes. As of December 31, 2004, the percent of assets applicable to the Asset Management, Student Loan and Guarantee Servicing, and Servicing Software segments (excluding intersegment and certain operating activity assets) was 97.7%, 2.2%, and 0.1%, respectively. For additional information on the Company's segment reporting, see note 19 of the notes to the consolidated financial statements, which are included in this Report.

   The Company's earnings and earnings growth are directly affected by the size of its portfolio of student loans, the interest rate characteristics of its portfolio, the costs associated with financing and managing its portfolio, and the costs associated with origination and acquisition of the student loans in the portfolio. The Company generates the majority of its earnings from the spread, referred to as its student loan spread, between the yield it receives on its student loan portfolio and the cost of funding these loans. While the spread may vary due to fluctuations in interest rates, special allowance payments from the federal government ensure that the Company receives a minimum yield on its student loans, so long as certain requirements are met. In addition, the Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate volatility. The Company also earns fees from student loan and guarantee servicing and licensing and maintenance fees from its servicing software. Earnings growth is primarily driven by the growth in the student loan portfolio and growth in the Company's fee-based product and service offerings, coupled with cost-effective financing and expense management.

   As of December 31, 2004, over 99% of the student loans in the Company's portfolio were federally insured loans, as opposed to the less than 1% of loans in its portfolio that did not carry federal guarantees. At least 98% of the principal and accrued interest of FFELP loans is guaranteed by the federal government, provided that the Company meets certain procedures and standards specified in the Higher Education Act. The Company believes it is in material compliance with the procedures and standards as required in the Higher Education Act. FFELP loans originated prior to October 1, 1993 carry a 100% guarantee on the principal amount and accrued interest, and FFELP loans originated after that date are guaranteed for 98% of the principal amount and accrued interest, unless serviced by a servicer who has been designated as an Exceptional Performer by the Department, allowing these student loans to carry a 100% guarantee. Effective June 1, 2004, the Company was designated as an Exceptional Performer. As of December 31, 2004, service providers designated as an Exceptional Performer serviced more than 99% of the Company's federally insured loans. Of this 99%, third parties serviced approximately 9%. For further information, see
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Provision for Loan Losses."

HISTORY

   The Company has a 27-year history dating back to the formation of UNIPAC Service Corporation in 1978. UNIPAC was formed to service loans for Union Bank & Trust Company, or Union Bank, of Lincoln, Nebraska and Packers Service Corporation of Omaha, Nebraska. The Company grew its third-party student loan servicing business to approximately $9.7 billion in loans in 2000, when it was merged with Nelnet. The Company's immediate predecessor was formed in 1996 as a student loan acquisition company, and, prior to the merger, it had built its student loan portfolio through a series of spot portfolio acquisitions and later through student loan company acquisitions.

   In 2000, the Company created a vertically integrated platform that would be able to compete in each sector of the student loan industry. Over the past five years, the Company has acquired several education finance services and asset management companies to complement its service offerings. For information about the Company's recent acquisitions, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Acquisitions."

PRODUCT AND SERVICE OFFERINGS

ASSET MANAGEMENT, INCLUDING STUDENT LOAN ORIGINATIONS AND ACQUISITIONS

   The Company's asset management business, including student loan originations and acquisitions, is its largest product and service offering and drives the majority of its earnings. When the Company originates FFELP loans on its own behalf or when the Company acquires FFELP loans from others, it engages one or more "eligible lenders," as defined in the Higher Education Act, to act as its trustees to hold title to all such originated and acquired FFELP loans. These eligible lender trustees hold the legal title to the FFELP loans, and the Company holds 100% of the beneficial interests in those loans. The Company originated or acquired, through student loan channels, $4.1 billion in student loans in 2004. In addition, the Company acquired $136.1 million of student loans through a business combination in April 2004. The Company often originates loans using the Nelnet brand name but, in many cases, it uses well-known, geographically strategic brand names of its branding partners, such as SunTrust Bank, Education Solutions, and Union Bank. This strategy gives the Company the flexibility to market the brand with the best recognition in a given region or at a given college or university. The Company originates and acquires loans through its direct channel, branding partner channel, forward flow channel, and through spot purchases.

   Through the direct channel, the Company originates student loans in one of its brand names directly to students and parent borrowers. In 2004, 50.5% of the Company's student loan channel additions were attributable to this channel, including loans originated through consolidation. Student loans that the Company originates through its direct channel are the most profitable student loans because these loans typically cost less than loans acquired through the other channels, and they remain in the Company's portfolio for a longer period of time. Once a student's loans have entered the grace or repayment period, they are eligible to be consolidated if they meet certain requirements. Loan consolidation allows borrowers to make one payment per month and extend the loan repayment period. In addition to these attributes, in recent years, historically low interest rates have contributed to demand for consolidation loans. To meet this demand, the Company has developed an extensive loan consolidation department to serve borrowers with loans in the Company's portfolio as well as borrowers whose loans are held by other lenders.

   Through the branding partner channel, the Company acquires student loans from lenders to whom it provides marketing and origination services established through various contracts with FFELP lenders. In 2004, 24.3% of the Company's student loan channel additions were attributable to this channel. The Company frequently acts as an exclusive marketing agent for some branding partners in specified geographic areas. The Company ordinarily purchases loans originated by those branding partners pursuant to a commitment to purchase loans at a premium above par, shortly following full disbursement of the loans. The Company ordinarily retains rights to acquire loans subsequently made to the same borrowers, or serial loans. Some branding partners, however, retain rights to portions of their loan originations. Origination and servicing of loans made by branding partners is primarily performed by the Company during the lives of loan origination and servicing agreements so that loans do not need to be changed to a different servicer upon purchase by the Company. The marketing agreements and commitments to purchase loans are ordinarily for the same term, which are commonly three to five years in duration. These agreements ordinarily contain provisions for automatic renewal for successive terms, subject to termination by notice at the end of a term or early termination for breach. The Company is generally obligated to purchase all of the loans originated by the branding partners under these commitments, although the branding partners are not obligated to provide the Company with a minimum amount of loans.

   In addition to the branding partner channel, the Company has established a forward flow channel for acquiring FFELP loans from lenders to whom it provides origination services, but provides no marketing services, or who agree to sell loans to the Company under forward sale commitments. In 2004, 19.1% of the Company's student loan channel additions were attributable to this channel. These forward flow commitments frequently obligate the lender to sell all loans made by the applicable lender, but in other instances are limited to sales of loans originated in certain specific geographic regions or exclude loans that are otherwise committed for sale to third parties. The Company is generally obligated to purchase loans subject to forward flow commitments shortly following full disbursement, although the forward flow lenders are not obligated to provide the Company with a minimum amount of loans. The Company also typically retains rights to purchase serial loans. The loans subject to purchase are generally subject to a servicing agreement with the Company for the life of each such loan. Such forward flow commitments ordinarily are for terms of three to five years in duration.

   The Company also acquires student loans through spot purchases, which accounted for 6.1% of the Company's student loan channel additions in 2004.

   The following table summarizes the composition of the Company's student loan portfolio, exclusive of the unamortized costs of origination and acquisition, as of December 31, 2004.


                                                                  As of
                                                            December 31, 2004
                                                            (loan balances in
                                                                thousands)
             Loans outstanding.............................   $13,299,094
             Federally insured loans:
                  Stafford ................................   $ 5,047,487
                  PLUS/SLS (a).............................   $   252,910
                  Consolidation ...........................   $ 7,908,292
             Non-federally insured loans...................   $    90,405
             Number of borrowers...........................       938,825
             Average outstanding principal balance per
             borrower......................................   $    14,166
             Number of loans...............................     2,345,597
             Average outstanding principal balance per loan   $     5,670
             Weighted average annual borrower interest rate          4.21%
             Weighted average remaining term (months)......           194


----------
   (a) Supplemental loans for students, or SLS, are the predecessor to unsubsidized Stafford loans.

   The Company's Capital Markets and Portfolio Administration departments provide financing options to fund the Company's student loan portfolio. As of December 31, 2004, the Company had a student loan warehousing capacity of $4.3 billion through 364-day commercial paper conduit programs (of which $2.5 billion was outstanding as of December 31, 2004). These transactions provide short-term asset financing for the Company's loan originations as well as purchases of student loan portfolios. The financings are constructed to offer short-term capital and are annually renewable.

   Short-term student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. The large student loan warehousing capacity allows the Company to pool student loans in order to maximize loan portfolio characteristics for efficient financing and to properly time market conditions. Generally, loans that best fit long-term financing vehicles are selected to be transferred into long-term securitizations. The Company holds loans in short-term warehousing for a period of time ranging from approximately one month to as many as 18 months, at which point these loans are transferred into long-term securitizations. Because transferring those loans to a long-term securitization includes certain fixed administrative costs, the Company maximizes its economies of scale by executing large transactions that routinely price in line with SLM Corporation, its largest competitor.

   The Company had $11.8 billion in asset-backed securities issued and outstanding as of December 31, 2004. These asset-backed securities allow the Company to finance student loan assets over multiple years. In 2004, the Company completed four asset-backed securitizations totaling $5.4 billion, which made the Company the second largest issuer of student loan asset-backed securities for the year.

   The Company relies upon secured financing vehicles as its most significant source of funding for student loans on a long-term basis. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. The Company's rights to cash flow from securitized student loans are subordinate to bondholder interests and may fail to generate any cash flow beyond what is due to pay bondholders.

   The Company's original securitization transactions began in 1996, utilizing a master trust structure, and were privately placed auction-rate note securitizations. As the size and volume of the Company's securitizations increased, the Company began publicly offering asset-backed securities under shelf registration statements, using special purpose entities. When the Company deemed long-term interest rates attractive, it issued fixed-rate debt backed by cash flows from FFELP loans with fixed-rate floors, which effectively match the funding of its assets and liabilities. In 2002, the Company began accessing the term asset-backed securities market by issuing amortizing multi-tranche LIBOR-indexed variable-rate debt securities. The Company has utilized financial guarantees from monoline insurers and senior/subordinate structures to assist in obtaining "AAA" ratings on its senior securitized debt in addition to cash reserves and excess spread to assist in obtaining "A" and "AA" ratings on its subordinated debt. The Company intends to continue to issue auction-rate notes, variable-rate and fixed-rate term asset-backed securities, and debt securities through other asset funding vehicles in order to minimize its cost of funds and give it the most flexibility to optimize the return on its student loan assets.

   The Company's subsidiary, Nelnet Capital LLC ("Nelnet Capital"), is a broker dealer. Nelnet Capital sells certain tranches of the Company's auction-rate securities in co-broker-dealer arrangements with certain third-party broker-dealers. Nelnet Capital's fees received in conjunction with sales of the Company's securities reduce the overall costs of issuance with respect to the auction-rate securities.

STUDENT LOAN AND GUARANTEE SERVICING

   The Company specializes in the servicing of FFEL Program loans, non-federally insured student loans, and loans under the Canadian government-sponsored student loan program. The Company's servicing division offers lenders across the U.S. and Canada a complete line of education loan services, including recovery of non-guaranteed loans, application processing, disbursement of funds, customer service, account maintenance, federal reporting and billing collections, payment processing, default aversion, and claim filing. The Company's student loan division uses proprietary systems to manage the servicing process. These systems provide for automated compliance with most Higher Education Act regulations as well as regulations of the Canadian government-sponsored student loan program.

   Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company and its FFELP third-party servicing customers receive 100% reimbursement on all eligible FFEL Program default claims submitted for reimbursement during the 12-month period following the effective date of its designation. The Company and its third-party servicing customers are not subject to the 2% risk-sharing loss for eligible claims submitted during this 12-month period. The Company is entitled to receive this benefit as long as it continues to meet the required servicing standards published by the Department. Compliance with such standard is assessed on a quarterly basis.

   As the Company expands its student loan origination and acquisition activities, it may face increased competition with some of its servicing customers. In the past, servicing customers have terminated their servicing relationships with the Company, and the Company could in the future lose more servicing customers as a result. However, due to the life-of-loan servicing agreements, the Company does not expect the potential loss of customers to have a material adverse effect on its results of operations for the foreseeable future.

   The Canadian student loan servicing business of EDULINX is highly concentrated among a handful of servicing customers. In the event EDULINX does not secure a renewal of its contract to service under the Canadian Student Loan Program, this could result in a negative impact on EDULINX's business.

   The Company also provides servicing support for guaranty agencies, which are the organizations that serve as the intermediary between the U.S. federal government and the lender of FFELP loans and who are responsible for paying the claims made on defaulted loans. The Company's guarantee servicing division uses a proprietary system to manage the servicing support process and to provide for automated compliance with most Higher Education Act regulations.

SERVICING SOFTWARE

   The Company's servicing software is focused on providing technology solutions to education finance issues. The Company's subsidiaries, Idaho Financial Associates, Inc. and Charter Account Systems, Inc., provide student loan software and support for entities involved in the asset management aspects of the student loan arena.

OTHER SERVICES

   In addition to the Company's three primary product and service offerings, the Company provides additional services through its 50% owned companies. These services include customized software solutions for the administration and management of the student loan process, collection services for educational debt, and customer-focused electronic transaction processing and account and bill presentment.

SOFTWARE PRODUCTS

   The Company offers a suite of software products and services to provide a total systems solution to its customers. This total systems solution is designed to assist the Company's customers, hundreds of colleges, universities, and lenders, in the origination, delivery, and management of the education finance process, while simplifying the financial aid process. The Company also licenses its servicing software products to third-party student loan holders and servicers.

   The Company also offers a variety of borrower services to assist students and parents in navigating the financial aid process. These services include the Company's unique @theU higher education resource, which provides free information on college planning and financial aid, paired with a loyalty program to allow members to earn credit toward reducing the balance of a student loan regardless of lender or servicer. Another product, Nelnet Notes, provides online assistance to help borrowers better understand the financial aid process, as well as broader money management issues.

   The Company's software products, including Web site content and functionality, have been primarily developed and maintained using internal business and technical resources. External software consultants are utilized on selected occasions when circumstances require specific technical knowledge or experience. The Company capitalizes software costs under the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Material software developments or enhancements that are considered to have useful lives of greater than one year are capitalized and amortized over their useful lives. In addition, purchased software is capitalized and amortized over the estimated useful life. Costs related to maintaining the Company's existing software, including the costs of programming, are expensed as incurred.

   Costs associated with research and development related to the development of computer software to be sold are expensed when incurred in accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.

INTEREST RATE RISK MANAGEMENT

   Because the Company generates the majority of its earnings from its student loan spread, the interest sensitivity of the balance sheet is a key profitability driver. The majority of the student loans have variable-rate characteristics in certain interest rate environments. Some of the student loans include fixed-rate components depending upon the rate reset provisions, or, in the case of consolidation loans, are fixed at the weighted average interest rate of the underlying loans at the time of consolidation.

   Historically, the Company has followed a policy of funding the majority of its student loan portfolio with variable-rate debt. In a low interest rate environment, the FFELP loan portfolio yields excess income primarily due to the reduction in interest rates on the variable-rate liabilities that fund student loans at a fixed borrower rate and also due to consolidation loans earning interest at a fixed rate to the borrower. Therefore, absent utilizing derivative instruments, in a low interest rate environment, a rise in interest rates will have an adverse effect on earnings. In higher interest rate environments, where the interest rate rises above the borrower rate and the fixed-rate loans become variable-rate and are effectively matched with variable-rate debt, the impact of rate fluctuations is substantially reduced.

   The Company attempts to match the interest rate characteristics of pools of loan assets with debt instruments of substantially similar characteristics, particularly in rising interest rate markets. Due to the variability in duration of the Company's assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities and the Company's outlook as to current and future market conditions. Based on those factors, the Company will periodically use derivative instruments as part of its overall risk management strategy to manage risk arising from its fixed-rate and variable-rate financial instruments. For further information, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk -- Interest Rate Risk."

INTELLECTUAL PROPERTY

   The Company owns numerous trademarks and service marks ("Marks") to identify its various products and services. As of December 31, 2004, the Company had 10 pending and 42 registered Marks. The Company actively asserts its rights to these Marks when it believes potential infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. Each of the Marks has, upon registration, an indefinite duration so long as the Company continues to use the Mark on or in connection with such goods or services as the Mark identifies. In order to protect the indefinite duration, the Company makes filings to continue registration of the Marks. The Company owns one patent application that has been published, but has not yet been issued, with respect to a customer-loyalty program and has also actively asserted its rights thereunder in situations where the Company believes its claims may be infringed upon. The Company owns many copyright-protected works, including its various computer system codes and displays, Web sites, publications, and marketing collateral. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company's software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements which restrict the ability to copy, distribute, or disclose the software products. The Company also has adopted internal procedures designed to protect the Company's intellectual property.

   The Company seeks federal and/or state protection of intellectual property when deemed appropriate, including patent, trademark/service mark, and copyright. The decision whether to seek such protection may depend on the perceived value of the intellectual property, the likelihood of securing protection, the cost of securing and maintaining that protection, and the potential for infringement. The Company's employees are trained in the fundamentals of intellectual property, intellectual property protection, and infringement issues. The Company's employees are also required to sign agreements requiring, among other things, confidentiality of trade secrets, assignment of inventions, and non-solicitation of other employees post-termination. Consultants, suppliers, and other business partners are also required to sign nondisclosure agreements to protect the Company's proprietary rights.

SEASONALITY

   Origination of student loans is generally subject to seasonal trends, which correspond to the beginning of each semester of the school year. Stafford and PLUS loans are disbursed as directed by the school and are usually divided into two or three equal disbursements released at specified times during the school year. The two periods of August through October and December through March account for approximately 80% of the Company's total annual Stafford and PLUS disbursements. While applications and disbursements are seasonal, the Company's earnings are generally not tied to this cycle. Due to the Company's portfolio size and the volume of its acquisitions through its branding and forward flow channels, new disbursements or run-off for any given month will not materially change the net interest earnings of the portfolio.

CUSTOMERS

   As of December 31, 2004, the Company provided student loan servicing either directly or through its proprietary software to more than 2.8 million borrowers and currently has direct and indirect relationships with hundreds of colleges and universities. As of December 31, 2004, the Company had servicing agreements with more than 300 customers and software license agreements with more than 35 licensees. Notwithstanding the depth of its customer base, the Company's business is subject to some vulnerability arising from concentrations of loan origination volume with borrowers attending certain schools, loan origination volume generated by certain branding partners, loan and guarantee servicing volume generated by certain loan servicing customers and guaranty agencies, and software licensing volume generated by certain licensees. The Company's ability to maintain strong relationships with significant schools, branding partners, servicing customers, guaranty agencies, and software licensees is subject to a variety of risks. Termination of such a strong relationship could result in a material adverse effect on the Company's business. The Company cannot assure that its forward flow channel lenders or branding partners will continue their relationships with the Company, which could result in an adverse effect on the Company's volume derived from one of its loan acquisition channels.

   The business of servicing Canadian student loans by EDULINX is limited to a small group of servicing customers and the agreement with the largest of such customers is currently scheduled to expire in February 2006. EDULINX cannot guarantee that it will obtain a renewal of this largest servicing agreement or that it will maintain its other servicing agreements, and the termination of any such servicing agreements could result in an adverse effect on its business.

COMPETITION

   The Company faces competition from many lenders in the highly competitive student loan industry. Using its size, the Company has leveraged economies of scale to gain market share and compete by offering a full array of FFELP and non-federally insured loan products and services. In addition, the Company differentiates itself from other lenders through its vertical integration, technology, and strong relationships with colleges and universities.

   The Company views SLM Corporation, the parent company of Sallie Mae, as its largest competitor in loan origination and holding and servicing student loans. Large national and regional banks are also strong competition, although many are involved only in origination. In different geographic locations across the country, the Company faces strong competition from the local tax-exempt student loan secondary markets. The Federal Direct Lending ("FDL") Program has also reduced the origination volume available for FFEL Program participants. In 2003 (according to the most recent Department information available), the FDL Program accounted for approximately 25% of total student loan volume, although this portion of total volume has decreased from approximately 33% in 1998. In addition, in the last few years, low interest rates have attracted many new competitors to the student loan consolidation business.

EMPLOYEES

   As of December 31, 2004, the Company had approximately 2,700 employees. Approximately 900 of these employees hold professional and management positions while approximately 1,800 are in support and operational positions. None of the Company's employees are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its employees, and the Company believes that relations with its employees are good.

AVAILABLE INFORMATION

   Copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement, and amendments to such reports are available on the Company's Web site free of charge as soon as reasonably practicable after such reports are filed with or furnished to the United States Securities and Exchange Commission (the "SEC"). Investors and other interested parties can access these reports at HTTP://WWW.NELNET.NET. The SEC maintains an Internet site (HTTP://WWW.SEC.GOV) that contains periodic and other reports such as annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K, respectively, as well as proxy and information statements regarding the Company and other companies that file electronically with the SEC.

   The Company has adopted a Code of Business Conduct and Ethics (the "Code of Conduct") that applies to directors, officers, and employees, including the Company's principal executive officers and its principal financial and accounting officer, and has posted such Code of Conduct on its Web site. Amendments to and waivers granted with respect to the Company's Code of Conduct relating to its executive officers and directors required to be disclosed pursuant to the applicable securities law and stock exchange rules and regulations will also be posted on its Web site. The Company's Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter are also posted on its Web site and, along with its Code of Conduct, are available in print without charge to any shareholder who requests them. Please direct all requests as follows:

                                  Nelnet, Inc.
                        121 South 13th Street, Suite 201
                             Lincoln, Nebraska 68508
                              Attention: Secretary

RISK FACTORS

   If any of the following risks actually occurs, the Company's business, financial condition, and results of operations could be materially and adversely affected.

FAILURE TO COMPLY WITH GOVERNMENTAL REGULATIONS OR GUARANTY AGENCY RULES COULD HARM THE COMPANY'S BUSINESS.

   The Company's principal business is comprised of originating, acquiring, holding, and servicing student loans made and guaranteed pursuant to the FFEL Program, which was created by the Higher Education Act. The Higher Education Act governs most significant aspects of the Company's lines of business. The Company is also subject to rules and regulations of the agencies that act as guarantors of the student loans, known as guaranty agencies. In addition, the Company is subject to certain federal and state banking laws, regulations, and examinations, as well as federal and state consumer protection laws and regulations, including, specifically with respect to the Company's non-federally insured loan portfolio, certain state usury laws and related regulations and the Federal Truth in Lending Act. Also, Canadian laws and regulations govern the Company's Canadian loan servicing operations. These laws and regulations impose substantial requirements upon lenders and servicers involved in consumer finance. Failure to comply with these laws and regulations could result in liability to borrowers, the imposition of civil penalties, and potential class action suits.

   The Company's failure to comply with regulatory regimes described above may arise from:

   o breaches of the Company's internal control systems, such as a failure to adjust manual or automated servicing functions following a change in regulatory requirements;

   o technological defects, such as a malfunction in or destruction of the Company's computer systems; or

   o fraud by the Company's employees or other persons in activities such as borrower payment processing.

   Such failure to comply, irrespective of the reason, could subject the Company to loss of the federal guarantee on federally insured loans, costs of curing servicing deficiencies or remedial servicing, suspension or termination of the Company's right to participate in the FFEL Program or to participate as a servicer, negative publicity, and potential legal claims or actions brought by the Company's servicing customers and borrowers.

THE COMPANY MUST SATISFY CERTAIN REQUIREMENTS NECESSARY TO MAINTAIN THE FEDERAL GUARANTEES OF ITS FEDERALLY INSURED LOANS, AND THE COMPANY MAY INCUR PENALTIES OR LOSE ITS GUARANTEES IF IT FAILS TO MEET THESE REQUIREMENTS.

   The Company must meet various requirements in order to maintain the federal guarantee on its federally insured loans. These requirements establish servicing requirements and procedural guidelines and specify school and borrower eligibility criteria. The federal guarantee on the Company's federally insured loans is conditioned on compliance with origination, servicing, and collection standards set by the Department and guaranty agencies. Federally insured loans that are not originated, disbursed, or serviced in accordance with the Department's regulations risk partial or complete loss of the guarantee thereof. If the Company experiences a high rate of servicing deficiencies or costs associated with remedial servicing, and if the Company is unsuccessful in curing such deficiencies, the eventual losses on the loans that are not cured could be material.

   A guaranty agency may reject a loan for claim payment due to a violation of the FFEL Program due diligence servicing requirements. In addition, a guaranty agency may reject claims under other circumstances, including, for example, if a claim is not timely filed or adequate documentation is not maintained. Once a loan ceases to be guaranteed, it is ineligible for federal interest subsidies and special allowance payments. If a loan is rejected for claim payment by a guaranty agency, the Company continues to pursue the borrower for payment and/or institutes a process to reinstate the guarantee.

   Rejections of claims as to portions of interest may be made by guaranty agencies for certain violations of the due diligence collection and servicing requirements, even though the remainder of a claim may be paid. Examples of errors that cause claim rejections include isolated missed collection calls or failures to send collection letters as required.

   The Department has implemented school eligibility requirements, which include default rate limits. In order to maintain eligibility in the FFEL Program, schools must maintain default rates below specified levels, and both guaranty agencies and lenders are required to ensure that loans are made only to or on behalf of students attending schools that do not exceed the default rate limits.

    If the Company fails to comply with any of the above requirements, it could incur penalties or lose the federal guarantee on some or all of its federally insured loans. If the Company's actual loss experience on denied guarantees were to increase substantially in future periods the impact could be material to the Company's operations.

FAILURE TO COMPLY WITH RESTRICTIONS ON INDUCEMENTS UNDER THE HIGHER EDUCATION ACT COULD HARM THE COMPANY'S BUSINESS.

    The Higher Education Act generally prohibits a lender from providing certain inducements to educational institutions or individuals in order to secure applicants for FFELP loans. The Company has entered into arrangements with various schools pursuant to which the schools become lenders of FFELP loans to graduate students, and the Company provides funding, loan origination, and servicing to the schools with respect to such loans. The Department challenged a similar "school-as-lender" arrangement that SLM Corporation previously had in place, but a federal court decision determined the arrangement fell within the parameters of regulatory guidelines established by the Department. SLM Corporation also has come under scrutiny as a result of recent claims that it makes non-federally insured loans available to students of a school only if the school, in return, promises to leave the FDL Program and market SLM Corporation's FFELP loans to its students. The Department has stated that non-federally insured loans are legal and permissible if offered simply as a benefit to schools. The Company offers non-federally insured loans to student borrowers on a regular basis but does so without requiring anything in return from the schools that these borrowers attend. In addition, because guidance from the Department permits de minimus gifts in connection with marketing of FFELP loans, from time to time the Company entertains school financial aid officers at student loan industry conferences and functions and sponsors promotional events such as lunches and golf outings. If the Department were to change its position on any of these matters, the Company may have to change the way it markets non-federally insured and FFELP loans and a new marketing strategy may not be as effective. If the Company fails to respond to the Departments change in position, the Department could potentially impose sanctions upon the Company that could negatively impact its business.

    The Company has also entered into various agreements to acquire marketing lists of prospective FFELP loan borrowers from sources such as college alumni associations. The Company pays to acquire these lists and for the completed applications for loans resulting there from. The Company believes that such arrangements are permissible and do not violate restrictions on inducements, as they fit within a regulatory exception recognized by the Department for generalized marketing and advertising activities. The Department has provided informal guidance to the Company that such arrangements are not improper inducements, since such arrangements fall within the generalized marketing exception. If the Department were to change its position, this could harm the Company's reputation and marketing efforts, and, if the Company fails to adjust its practices to such change, could potentially result in the Department imposing sanctions on the Company. Such sanctions could negatively impact the Company's business.

POSSIBLE CHANGES IN LEGISLATION AND REGULATIONS COULD HAVE A NEGATIVE IMPACT UPON THE COMPANY'S BUSINESS.

   Pursuant to the terms of the Higher Education Act, the FFEL Program is periodically amended, and the Higher Education Act must be reauthorized by Congress every five to six years in order to prevent sunset of that Act. Changes in the Higher Education Act made in the two most recent reauthorizations have included reductions in student loan yields paid to lenders, increased fees paid by lenders, and a decreased level of federal guarantee. Future changes could result in further negative impacts on the Company's business. Moreover, there can be no assurance that the provisions of the Higher Education Act, which is scheduled to expire on September 30, 2005, will be reauthorized. While Congress has consistently extended the effective date of the Higher Education Act, it may elect not to reauthorize the Department's ability to provide interest subsidies, special allowance payments, and federal guarantees for student loans. A failure to reauthorize such provisions of the Higher Education Act would reduce the number of federally guaranteed student loans available for the Company to originate or acquire in the future. With respect to EDULINX, changes in the Canada Student Loans Program, or the CSLP, which governs the majority of the loans serviced by EDULINX, could result in a similar negative impact on EDULINX' business.

   Some of the highlights of specific proposed legislation and President Bush's fiscal year 2006 budget proposals that, if enacted, could have a material effect on the Company's operations, in no particular order, include:

   o allowing for increased borrower loan limits, which may provide opportunities for increasing the average size of the Company's future loan originations;

   o allowing refinancing of consolidation loans, which would open approximately 59% of the Company's portfolio to such refinancing;

   o increasing origination fees paid by lenders in connection with making or holding loans;

   o allowing for variable-rate consolidation loans and extended repayment terms of Stafford loans, which would lead to fewer loans lost through consolidation of the Company's portfolio, but would also decrease consolidation opportunities;

   o allowing for the continuation of variable interest rates on Stafford and PLUS loans beyond the scheduled change to fixed interest rates on July 1, 2006;

   o changes to the FFEL Program guarantee rates and terms, including proposals for a decrease in insurance on portfolios receiving the benefit of the Exceptional Performance designation from 100% to 97% of principal and accrued interest, and a decrease in insurance on portfolios not subject to the Exceptional Performance designation from 98% to 95% of principal and accrued interest;

   o eliminating variable-rate floor income, including prospectively and permanently eliminating the 9.5% floor interest rate on loans refinanced with funds from pre-1993 tax-exempt financings (the "9.5% Floor") and eliminating rebate of excess earnings on loans where the borrower rate is in excess of the lender rate;

   o limiting and/or preventing a FFEL Program lender from making a consolidation loan consisting of only FDL loans; and

   o initiatives aimed at promoting the FDL Program to the detriment of the FFEL Program.

   In addition, Edward M. Kennedy of Massachusetts and others have been proponents of legislation which could act to retroactively remove eligibility for the 9.5% Floor from FFELP loans that have, prior to September 30, 2004, been refinanced with proceeds of taxable obligations. The Company cannot predict whether such legislation will be advanced in the future. If such retroactive legislation were to be enacted and withstand legal challenge, it would have a material adverse effect upon the Company's financial condition and results of operations. Senator Kennedy called for such retroactive legislation during congressional debate in October 2004. However, the Department has indicated that receipt of the 9.5% Floor income is permissible under current law and previous interpretations thereof. The Company cannot predict whether the Department will maintain its position in the future on the permissibility of the 9.5% Floor.

   The Company cannot predict whether the above legislative or budget proposals will be enacted into law, but they may form some of the framework utilized by Congress in negotiating the fiscal year 2006 budget resolution and reauthorization of the Higher Education Act. In addition, the Department oversees and implements the Higher Education Act and periodically issues regulations and interpretations of that Act. Changes in such regulations and interpretations could negatively impact the Company's business.

VARIATION IN THE MATURITIES, TIMING OF RATE RESET, AND VARIATION OF INDICES OF THE COMPANY'S ASSETS AND LIABILITIES MAY POSE RISKS TO THE COMPANY.

   Because the Company generates the majority of its earnings from the spread between the yield received on its portfolio of student loans and the cost of financing these loans, the interest rate sensitivity of the balance sheet could have a material effect on the Company's results of operations. The majority of the Company's student loans have variable-rate characteristics in interest rate environments where the special allowance payment formula exceeds the borrower rate. Some of the Company's student loans, primarily consolidation loans, include fixed-rate components depending upon loan terms and the rate reset provisions set by the Department. The Company has financed the majority of its student loan portfolio with variable-rate debt. Absent utilization of derivative instruments to match the interest rate characteristics and duration of the assets and liabilities, fluctuations in the interest rate environment will affect the Company's results of operations. Such fluctuations may be adverse and may be material.

   In the current low interest rate environment, the Company's federally insured loan portfolio is yielding excess income due to variable-rate liabilities financing student loans at a fixed borrower rate. Absent the use of derivative instruments, a rise in interest rates will have an adverse effect on earnings and fair values due to interest margin compression caused by increasing financing costs, until such time as that the federally insured loans earn interest at a variable rate in accordance with the special allowance payment formula. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed-rate loans become variable, the impact of the rate fluctuations is reduced. Loans that reset annually on each July 1st can generate excess spread income as compared to the rate based on the special allowance payment formula in declining interest rate environments where the borrower rate establishes a floor on the Company's variable-rate assets. The Company refers to this additional income as variable-rate floor income, and it is included in loan interest income. Historically, the Company has earned variable-rate floor income in declining interest rate environments. Since the rates are reset annually, the Company views these earnings as temporary and not necessarily sustainable. The Company's ability to earn variable-rate floor income in future periods is dependent upon the interest rate environment following the annual reset of borrower rates, and the Company cannot assure that such environment will exist in the future.

   Due to the variability in duration of the Company's assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of its entire loan portfolio with the underlying debt instruments. This mismatch in duration and interest rate characteristics could have a negative impact on the Company's results of operations. The Company has employed various derivative instruments to somewhat offset this mismatch. Changes in interest rates and the composition of the Company's student loan portfolio and derivative instruments will impact the effect of interest rates on the Company's earnings, and the Company cannot predict any such impact with any level of certainty.

MARKET RISKS TO WHICH THE COMPANY IS SUBJECT MAY HAVE AN ADVERSE IMPACT UPON ITS BUSINESS AND OPERATIONS.

   The Company's primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could be impacted by shifts in market interest rates. The borrower rates on federally insured loans are generally reset by the Department each July 1st based on a formula determined by the date of the origination of the loan, with the exception of rates on consolidation loans which are fixed to term. The interest rate the Company actually receives on federally insured loans is the greater of the borrower rate and a rate determined by a formula based on a spread to either the 91-day Treasury Bill index or the 90-day commercial paper index, depending on when the loans were originated and the current repayment status of the loans.

   The Company issues asset-backed securities, both fixed- and variable-rate, to fund its student loan assets. The variable-rate debt is generally indexed to 90-day LIBOR or set by auction. The income generated by the Company's student loan assets is generally driven by different short-term indices than the Company's liabilities, which creates interest rate risk. The Company has historically borne this risk internally through the net spread on its portfolio while continuing to monitor this interest rate risk.

   The Company purchased EDULINX in December 2004. EDULINX is a Canadian corporation that engages in servicing Canadian student loans. As a result of this acquisition, the Company is also exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. and Canadian dollars. The Company has not entered into any foreign currency derivative instruments to hedge this risk. Fluctuations in foreign currency exchange rates may have an adverse effect on the financial position, results of operations, and cash flows of the Company.

THE COMPANY'S DERIVATIVE INSTRUMENTS MAY NOT BE SUCCESSFUL IN MANAGING ITS INTEREST RATE RISKS.

   When the Company utilizes derivative instruments, it utilizes them to manage interest rate sensitivity. Although the Company does not use derivative instruments for speculative purposes, the majority of its derivative instruments do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities ("SFAS No. 133"); consequently, the change in fair value of these derivative instruments is included in the Company's operating results. Changes or shifts in the forward yield curve can significantly impact the valuation of the Company's derivatives. Accordingly, changes or shifts to the forward yield curve will impact the financial position, results of operations, and cash flows of the Company. The derivative instruments used by the Company are typically in the form of interest rate swaps, basis swaps, and interest rate caps. Interest rate swaps effectively convert variable-rate debt obligations to a fixed-rate or fixed-rate debt obligations to a variable-rate. Basis swaps effectively convert variable-rate debt obligations to a variable-rate based on a different index. Interest rate caps effectively limit the maximum interest on variable-rate debt obligations.

   Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely insulate the Company from risks associated with such fluctuations. In addition, a counterparty to a derivative instrument could default on its obligation, thereby exposing the Company to credit risk. Further, the Company may have to repay certain costs, such as transaction fees or brokerage costs, if the Company terminates a derivative instrument. Finally, the Company's interest rate risk management activities could expose the Company to substantial losses if interest rates move materially differently from management's expectations. As a result, the Company cannot assure that its economic hedging activities will effectively manage its interest rate sensitivity or have the desired beneficial impact on its results of operations or financial condition.

   When the fair value of a derivative instrument is negative, the Company owes the counterparty and, therefore, has no credit risk. However, if the value of derivatives with a counterparty exceeds a specified threshold, the Company may have to pay a collateral deposit to the counterparty. If interest rates move materially differently from management's expectations, the Company could be required to deposit a significant amount of collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company's capital resources. The Company manages market risks associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

THE COMPANY FACES LIQUIDITY RISKS DUE TO THE FACT THAT ITS OPERATING AND WAREHOUSE FINANCING NEEDS ARE SUBSTANTIALLY PROVIDED BY THIRD-PARTY SOURCES.

   The Company's primary funding needs are those required to finance its student loan portfolio and satisfy its cash requirements for new student loan originations and acquisitions, operating expenses, and technological development. The Company's operating and warehouse financings are substantially provided by third parties, over which it has no control. Unavailability of such financing sources may subject the Company to the risk that it may be unable to meet its financial commitments to creditors, branding partners, forward flow lenders, or borrowers when due unless it finds alternative funding mechanisms.

   The Company relies upon conduit warehouse loan financing vehicles to support its funding needs on a short-term basis. There can be no assurance that the Company will be able to maintain such warehouse financing in the future. As of December 31, 2004, the Company had a student loan warehousing capacity of $4.3 billion, of which $2.5 billion was outstanding, through 364-day commercial paper conduit programs. These conduit programs mature in 2005 through 2009; however, they must be renewed annually by underlying liquidity providers and may be terminated at any time for cause. There can be no assurance the Company will be able to maintain such conduit facilities, find alternative funding, or increase the commitment level of such facilities, if necessary. While the Company's conduit facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future. The Company's has two general operating lines of credit that are for terms of less than one year each, are renewable at the option of the lenders, and may be terminated at any time for cause. In addition, the Company has a credit facility agreement with a Canadian financial institution that is cancelable by either party upon demand.

CHARACTERISTICS UNIQUE TO ASSET-BACKED SECURITIZATION POSE RISKS TO THE COMPANY'S CONTINUED LIQUIDITY.

   The Company has historically relied upon, and expects to continue to rely upon, asset-backed securitizations as its most significant source of funding for student loans on a long-term basis. As of December 31, 2004 and 2003, $11.8 billion and $9.3 billion, respectively, of the Company's student loans were funded by long-term asset-backed securitizations. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. In addition, some of the residual interests in these securitizations have been pledged to secure additional bond obligations. The Company's rights to cash flow from securitized student loans are subordinate to bondholder interests, and these loans may fail to generate any cash flow beyond what is due to pay bondholders.

   The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" utilizing remarketing agents for varying intervals ranging from seven to 91 days. Investors and potential investors submit orders through a broker-dealer as to the principal amount of notes they wish to buy, hold, or sell at various interest rates. The broker-dealers submit their clients' orders to the auction agent or remarketing agent, who determines the interest rate for the upcoming period. If there are insufficient potential bid orders to purchase all of the notes offered for sale or being repriced, the Company could be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities. A failed auction or remarketing could also reduce the investor base of the Company's other financing and debt instruments.

   In addition, rising interest rates existing at the time the Company's asset-backed securities are remarketed may cause other competing investments to become more attractive to investors than the Company's securities, which may decrease the Company's liquidity.

FUTURE LOSSES DUE TO DEFAULTS ON LOANS HELD BY THE COMPANY PRESENT CREDIT RISK WHICH COULD ADVERSELY AFFECT THE COMPANY'S EARNINGS.

   As of December 31, 2004, more than 99% of the Company's student loan portfolio was comprised of federally insured loans. These loans benefit from a federal guarantee of between 98% and 100% of their principal balance and accrued interest.

    In June 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company is not subject to the 2% risk sharing loss for eligible claims submitted during a 12-month period. The Company is entitled to receive this benefit as long as it and/or its other service providers designated as Exceptional Performers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. The Company bears full risk of losses experienced with respect to the unguaranteed portion of its federally insured loans (those loans not serviced by a service provider designated as an Exceptional Performer). If the Company or a third party service provider were to lose its Exceptional Performance designation, either by the Department discontinuing the program or the Company or third party not meeting the required servicing standards, loans serviced by the Company or third-party would become subject to the 2% risk sharing loss for all claims submitted after any loss of the Exceptional Performance designation. If the Department discontinued the program, the Company would have to establish a provision for loan losses related to the 2% risk sharing. Based on the balance of federally insured loans outstanding as of December 31, 2004, this provision would be approximately $9.0 million. In addition, President Bush's fiscal year 2006 budget proposals provide for a decrease in insurance (i) under the Exceptional Performer designation from 100% to 97% and (ii) on portfolios not subject to the Exceptional Performer designation from 98% to 95% of principal and accrued interest. The Company cannot predict whether the budget proposals will be enacted into law, but they may form some of the framework for Congress as it negotiates the fiscal year 2006 budget resolution.

   Losses on the Company's non-federally insured loans are borne by the Company, with the exception of certain privately insured loans. Privately insured loans constitute a minority of the Company's non-federally insured loan portfolio. The loan loss pattern on the Company's non-federally insured loan portfolio is not as developed as that on its federally insured loan portfolio. As of December 31, 2004, the aggregate principal balance of non-federally insured loans comprised less than 1% of the Company's entire student loan portfolio; however, it is expected to increase to between 3% and 5% over the next three to five years. There can be no assurance that this percentage will not further increase over the long term. The performance of student loans in the portfolio is affected by the economy, and a prolonged economic downturn may have an adverse effect on the credit performance of these loans.

   While the Company has provided allowances estimated to cover losses that may be experienced in both its federally insured and non-federally insured loan portfolios, there can be no assurance that such allowances will be sufficient to cover actual losses in the future.

THE COMPANY COULD EXPERIENCE CASH FLOW PROBLEMS IF A GUARANTY AGENCY DEFAULTS ON ITS GUARANTEE OBLIGATION.

   A deterioration in the financial status of a guaranty agency and its ability to honor guarantee claims on defaulted student loans could result in a failure of that guaranty agency to make its guarantee payments in a timely manner, if at all. The financial condition of a guaranty agency can be adversely affected if it submits a large number of reimbursement claims to the Department, which results in a reduction of the amount of reimbursement that the Department is obligated to pay the guaranty agency. The Department may also require a guaranty agency to return its reserve funds to the Department upon a finding that the reserves are unnecessary for the guaranty agency to pay its FFEL Program expenses or to serve the best interests of the FFEL Program.

   If the Department has determined that a guaranty agency is unable to meet its guarantee obligations, the loan holder may submit claims directly to the Department, and the Department is required to pay the full guarantee claim. However, the Department's obligation to pay guarantee claims directly in this fashion is contingent upon the Department making the determination that a guaranty agency is unable to meet its guarantee obligations. The Department may not ever make this determination with respect to a guaranty agency and, even if the Department does make this determination, payment of the guarantee claims may not be made in a timely manner, which could result in the Company experiencing cash shortfalls.

FAILURE OF COUNTERPARTIES TO PERFORM UNDER CREDIT ENHANCEMENT AGREEMENTS COULD HARM THE COMPANY'S BUSINESS.

   In connection with the Company's securitizations, the Company periodically utilizes credit enhancements or other support agreements such as letters of credit, bond insurance, and interest rate swap agreements. The Company utilizes these credit enhancement agreements in order to improve the marketability of certain of its asset-backed securities when such enhancements will lower the overall costs with respect to these securities. The Company cannot assure performance of the counterparties to these various agreements, and failure of such counterparties to perform their obligations under these agreements could impair the viability of the underlying debt or securitization structures, which in turn could adversely impact the Company's results of operations and financial condition.

COMPETITION CREATED BY THE FDL PROGRAM AND FROM OTHER LENDERS AND SERVICERS MAY ADVERSELY IMPACT THE COMPANY'S BUSINESS.

   Under the FDL Program, the Department makes loans directly to student borrowers through the educational institutions they attend. The volume of student loans made under the FFEL Program and available for the Company to originate or acquire may be reduced to the extent loans are made to students under the FDL Program. In addition, if the FDL Program expands, to the extent the volume of loans serviced by the Company is reduced, the Company may experience reduced economies of scale, which could adversely affect earnings. Loan volume reductions could further reduce amounts received by the guaranty agencies available to pay claims on defaulted student loans.

   In the FFEL Program market, the Company faces significant competition from SLM Corporation, the parent company of Sallie Mae. SLM Corporation services nearly half of all outstanding federally insured loans and is the largest holder of student loans. The Company also faces intense competition from other existing lenders and servicers. As the Company expands its student loan origination and acquisition activities, that expansion may result in increased competition with some of its servicing customers. This has in the past resulted in servicing customers terminating their contractual relationships with the Company, and the Company could in the future lose more servicing customers as a result. As the Company seeks to further expand its business, the Company will face numerous other competitors, many of which will be well established in the markets the Company seeks to penetrate. Some of the Company's competitors are much larger than the Company, have better name recognition, and have greater financial and other resources. In addition, several competitors have large market capitalizations or cash reserves and are better positioned to acquire companies or portfolios in order to gain market share. Furthermore, many of the institutions with which the Company competes have significantly more equity relative to their asset bases. Consequently, such competitors may have more flexibility to address the risks inherent in the student loan business. Finally, some of the Company's competitors are tax-exempt organizations that do not pay federal or state income taxes and which generally receive floor income on certain tax-exempt obligations on a greater percentage of their student loan portfolio because they have financed a greater percentage of their student loans with tax-exempt obligations issued prior to October 1, 1993. These factors could give the Company's competitors a strategic advantage.

HIGHER RATES OF PREPAYMENTS OF STUDENT LOANS COULD REDUCE THE COMPANY'S PROFITS.

   Pursuant to the Higher Education Act, borrowers may prepay loans made under the FFEL Program at any time. Prepayments may result from consolidating student loans, which tends to occur more frequently in low interest rate environments, from borrower defaults, which will result in the receipt of a guarantee payment, and from voluntary full or partial prepayments, among other things. High prepayment rates will have the most impact on the Company's asset-backed securitization transactions priced in relation to LIBOR. As of December 31, 2004, the Company had six transactions outstanding totaling approximately $5.8 billion that had experienced cumulative prepayment rates ranging from 19.3% to 22.7% as compared to four transactions outstanding totaling approximately $3.2 billion that had experienced cumulative prepayment rates ranging from 19.4% to 22.4% as of December 31, 2003. The rate of prepayments of student loans may be influenced by a variety of economic, social, and other factors affecting borrowers, including interest rates and the availability of alternative financing. The Company's profits could be adversely affected by higher prepayments, which would reduce the amount of interest the Company received and expose the Company to reinvestment risk.

INCREASES IN CONSOLIDATION LOAN ACTIVITY BY THE COMPANY AND ITS COMPETITORS PRESENT A RISK TO THE COMPANY'S LOAN PORTFOLIO AND PROFITABILITY.

   The Company's portfolio of federally insured loans is subject to refinancing through the use of consolidation loans, which are expressly permitted by the Higher Education Act. Consolidation loan activity may result in three detrimental effects. First, when the Company consolidates loans in its portfolio, the new consolidation loans have a lower yield than the loans being refinanced due to the statutorily mandated consolidation loan rebate fee of 1.05% per year. Although consolidation loans generally feature higher average balances, longer average lives, and slightly higher special allowance payments, such attributes may not be sufficient to counterbalance the cost of the rebate fees. Second, and more significantly, the Company may lose student loans in its portfolio that are consolidated away by competing lenders. Increased consolidations of student loans by the Company's competitors may result in a negative return on loans, when considering the origination costs or acquisition premiums paid with respect to these loans. Additionally, consolidation of loans away by competing lenders can result in a decrease of the Company's servicing portfolio, thereby decreasing fee-based servicing income. Third, increased consolidations of the Company's own student loans create cash flow risk because the Company incurs upfront consolidation costs, which are in addition to the origination or acquisition costs incurred in connection with the underlying student loans, while extending the repayment schedule of the consolidated loans.

    The Company's student loan origination and lending activities could be significantly impacted by the reauthorization of the Higher Education Act relative to the single holder rule. For example, if the single holder rule, which generally restricts a competitor from consolidating loans away from a holder that owns all of a student's loans, were abolished, a substantial portion of the Company's non-consolidated portfolio would be at risk of being consolidated away by a competitor. On the other hand, abolition of the rule would also open up a portion of the rest of the market and provide the Company with the potential to gain market share. Other potential changes to the Higher Education Act relating to consolidation loans that could adversely impact the Company include allowing refinancing of consolidation loans, which would open approximately 59% of the Company's portfolio to such refinancing, and increasing origination fees paid by lenders in connection with making consolidation loans.

THE VOLUME OF AVAILABLE STUDENT LOANS MAY DECREASE IN THE FUTURE AND MAY ADVERSELY AFFECT THE COMPANY'S INCOME.

   The Company's student loan originations generally are limited to students attending eligible educational institutions in the United States. Volumes of originations are greater at some schools than others, and the Company's ability to remain an active lender at a particular school with concentrated volumes is subject to a variety of risks, including the fact that each school has the option to remove the Company from its "preferred lender" list or to add other lenders to its "preferred lender" list, the risk that a school may enter the FDL Program, or the risk that a school may begin making student loans itself. The Company acquires student loans through forward flow commitments with other student loan lenders, but each of these commitments has a finite term. There can be no assurance that these lenders will renew or extend their existing forward flow commitments on terms that are favorable to the Company, if at all, following their expiration.

   In addition, as of December 31, 2004, third parties owned approximately 58% of the loans the Company serviced. To the extent that third-party servicing clients reduce the volume of student loans that the Company processes on their behalf, the Company's income would be reduced, and, to the extent the related costs could not be reduced correspondingly, net income could be materially adversely affected. Such volume reductions occur for a variety of reasons, including if third-party servicing clients commence or increase internal servicing activities, shift volume to another service provider, perhaps because such other service provider does not compete with the client in student loan originations and acquisitions, or exit the FFEL Program completely.

SPECIAL ALLOWANCE PAYMENTS ON STUDENT LOANS ORIGINATED OR ACQUIRED WITH THE PROCEEDS OF CERTAIN TAX-EXEMPT OBLIGATIONS MAY LIMIT THE INTEREST RATE ON CERTAIN STUDENT LOANS TO THE COMPANY'S DETRIMENT.

   Student loans originated or acquired with the proceeds of tax-exempt obligations issued prior to October 1, 1993, as well as student loans acquired with the sale proceeds of those student loans, receive only a portion of the special allowance payment which they would otherwise be entitled to receive, but those made prior to October 30, 2004 are guaranteed a minimum rate of return of 9.5% per year, less the applicable interest rate for the student loan.

   As of December 31, 2004, approximately $3.0 billion of the Company's student loan portfolio was comprised of loans that were previously financed with the proceeds of tax-exempt obligations issued prior to October 1, 1993. Based upon provisions of the Higher Education Act and related interpretations by the Department, the Company believes that, for each of these student loans, the Company will receive partial special allowance payments, subject to the 9.5% Floor. However, the Department may change its regulations or its interpretations of existing regulations, or the Higher Education Act may be amended, to eliminate this special allowance payment treatment. In this event, the Company would receive regular special allowance payments, but with no minimum rate of return.

   In the current low interest rate environment, the Company generally receives partial special allowance payments and the 9.5% Floor with respect to its eligible student loans originated or acquired with qualifying tax-exempt proceeds. In a higher interest rate environment, however, the regular special allowance payments on loans not originated or acquired with qualifying tax-exempt proceeds may exceed the total subsidy to holders of eligible loans originated or acquired with qualifying tax-exempt proceeds. Thus, in a higher interest rate environment, these loans could have an adverse effect upon the Company's earnings.

FAILURES IN THE COMPANY'S INFORMATION TECHNOLOGY SYSTEM COULD MATERIALLY DISRUPT ITS BUSINESS.

   The Company's servicing and operating processes are highly dependent upon its information technology system infrastructure, and the Company faces the risk of business disruption if failures in its information systems occur, which could have a material impact upon its business and operations. The Company depends heavily on its own computer-based data processing systems in servicing both its own student loans and those of third-party servicing customers. If servicing errors do occur, they may result in a loss of the federal guarantee on the federally insured loans serviced or in a failure to collect amounts due on the student loans that the Company serviced. In addition, although the Company regularly backs up its data and maintains detailed disaster recovery plans, the Company does not maintain fully redundant information systems. A major physical disaster or other calamity that causes significant damage to information systems could adversely affect the Company's business. Additionally, loss of information systems for a sustained period of time could have a negative impact on the Company's performance and ultimately on cash flow in the event the Company were unable to process borrower payments.

TRANSACTIONS WITH AFFILIATES AND POTENTIAL CONFLICTS OF INTEREST OF CERTAIN OF THE COMPANY'S OFFICERS AND DIRECTORS, INCLUDING ONE OF ITS CO-CHIEF EXECUTIVE OFFICERS, POSE RISKS TO THE COMPANY'S SHAREHOLDERS.

   The Company has entered into certain contractual arrangements with entities controlled by Michael S. Dunlap, the Company's Chairman and Co-Chief Executive Officer and a principal shareholder, and members of his family and, to a lesser extent, with entities in which other directors and members of management hold equity interests or board or management positions. Such arrangements constitute a significant portion of the Company's business and include, among other things:

   o    performance of servicing duties;

   o    sales of student loans by such affiliates to the Company; and

   o sales of student loan origination rights by such affiliates to the Company.

   These arrangements may present potential conflicts of interest.

   Many of these arrangements are with Union Bank, in which Michael S. Dunlap owns an indirect interest and of which he serves as non-executive chairman. Union Bank is a significant source of student loans to the Company and a significant servicing customer.

   In 2004 and 2003, approximately 9.5% and 10.4%, respectively, of the principal amount of the Company's student loan channel acquisitions were acquired from Union Bank, a portion of which loans were originated by Union Bank and a portion of which were originated by third parties. The Company believes that the acquisitions were made on terms similar to those made from unrelated entities. The Company intends to maintain its relationship with Union Bank, which provides substantial benefits to the Company, although there can be no assurance that all transactions engaged with Union Bank are, or in the future will be, on terms that are no less favorable than what could be obtained from an unrelated third party.

MATERIAL PROBLEMS AFFECTING UNION BANK COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

   The ability of Union Bank to continue to do business with the Company will depend on the development of Union Bank's own business, financial condition, and results of operations, which will be affected by competitive and other factors beyond the Company's control or knowledge. Because Union Bank is a privately held company, an investor in the Company's securities might have little advance warning of problems affecting Union Bank, even though these problems could have a material adverse effect on the Company.

IMPOSITION OF PERSONAL HOLDING COMPANY TAX WOULD DECREASE THE COMPANY'S NET income.

   A corporation is considered to be a "personal holding company" under the U.S. Internal Revenue Code of 1986, as amended (the "Code"), if (1) at least 60% of its adjusted ordinary gross income is "personal holding company income" (generally, passive income) and (2) at any time during the last half of the taxable year more than half, by value, of its stock is owned by five or fewer individuals, as determined under attribution rules of the Code. If both of these tests are met, a personal holding company is subject to an additional tax on its undistributed personal holding company income, currently at a 15% rate. Five or fewer individuals hold more than half the value of the Company's stock. In June 2003, the Company submitted a request for a private letter ruling from the Internal Revenue Service seeking a determination that its federally guaranteed student loans qualify as assets of a "lending or finance business," as defined in the Code. Such a determination would have enabled the Company to establish that a company holding such loans does not constitute a personal holding company. Based on its historical practice of not issuing private letter rulings concerning matters that it considers to be primarily factual, the Internal Revenue Service has indicated that it will not issue the requested ruling, taking no position on the merits of the legal issue. So long as more than half of the Company's value continues to be held by five or fewer individuals, if it were to be determined that some portion of its federally guaranteed student loans does not qualify as assets of a "lending or finance business," as defined in the Code, the Company could become subject to personal holding company tax on its undistributed personal holding company income. The Company continues to believe that neither Nelnet, Inc. nor any of its subsidiaries is a personal holding company. However, even if Nelnet, Inc. or one of its subsidiaries was determined to be a personal holding company, the Company believes that by utilizing intercompany distributions, it can eliminate or substantially eliminate its exposure to personal holding company taxes, although it cannot assure that this will be the case.

"DO NOT CALL" REGISTRIES LIMIT THE COMPANY'S ABILITY TO MARKET ITS PRODUCTS AND SERVICES.

   The Company's direct marketing operations are or may become subject to various federal and state "do not call" laws and requirements. In January 2003, the Federal Trade Commission amended its rules to provide for a national "do not call" registry. Under these new federal regulations, which are currently being challenged in court, consumers may have their phone numbers added to the national "do not call" registry. Generally, the Company is prohibited from calling anyone on that registry. In September 2003, telemarketers first obtained access to the registry and since that time have been required to compare their call lists against the national "do not call" registry at least once every 90 days. The Company is also required to pay a fee to access the registry on a quarterly basis. Enforcement of the Federal "do not call" provisions began in the fall of 2003, and the rule provides for fines of up to $11,000 per violation and other possible penalties. This and similar state laws may restrict the Company's ability to effectively market its products and services to new customers. Furthermore, compliance with this rule may prove difficult, and the Company may incur penalties for improperly conducting its marketing activities.

THE COMPANY'S INABILITY TO MAINTAIN ITS RELATIONSHIPS WITH SIGNIFICANT BRANDING PARTNERS AND/OR CUSTOMERS COULD HAVE AN ADVERSE IMPACT ON ITS BUSINESS.

   The Company's inability to maintain strong relationships with significant schools, branding partners, servicing customers, guaranty agencies, and software licensees could result in loss of:

   o    loan origination volume with borrowers attending certain schools;

   o loan origination volume generated by some of the Company's branding partners;

   o loan and guarantee servicing volume generated by some of the Company's loan servicing customers and guaranty agencies; and

   o    software licensing volume generated by some of the Company's licensees.

   The Company cannot assure that its forward flow channel lenders or its branding partners will continue their relationships with the Company. Loss of a strong relationship, like that with a significant branding partner such as Union Bank, or with schools from which a significant volume of student loans is directly or indirectly acquired, could result in an adverse effect on the Company's business.

   The business of servicing Canadian student loans by EDULINX is limited to a small group of servicing customers and the agreement with the largest of such customers is currently scheduled to expire in February 2006. EDULINX cannot guarantee that it will obtain a renewal of this largest servicing agreement or that it will maintain its other servicing agreements, and the termination of any such servicing agreements could result in an adverse effect on its business.

THE COMPANY CANNOT PREDICT WITH CERTAINTY THE OUTCOME OF THE SEC INFORMAL INVESTIGATION.

   Following the Company's disclosures related to recognition of 9.5% Floor income, Senator Edward M. Kennedy, by letter to the Secretary of Education dated August 26, 2004, requested information as to whether the Department had approved of the Company's receipt of the 9.5% Floor income and, if not, why the Department had not sought to recover claimed subsidies under the 9.5% Floor. By letter dated September 10, 2004, the Company furnished to the Department certain background information concerning the growth of the 9.5% Floor loans in its portfolio, which information had been requested by the Department. Senator Kennedy, in a second letter to the SEC dated September 21, 2004, requested that the SEC investigate the Company's activities related to the 9.5% Floor. More specifically, Senator Kennedy raised concerns about the Company's disclosures in connection with its decision to recognize the previously deferred income, and trading of Company securities by Company executives following such disclosures. On September 27, 2004, the Company voluntarily contacted the SEC to request a meeting with the SEC Staff. The Company's request was granted, and representatives of the Company met with representatives of the SEC Staff on October 12, 2004. Company representatives offered to provide to the SEC information that the SEC Staff wished to have relating to the issues raised in Senator Kennedy's letter. By letter dated October 14, 2004, the SEC Staff requested that, in connection with an informal investigation, the Company provide certain identified information. The Company has furnished to the SEC Staff the information it has requested and is fully cooperating with the SEC Staff in its informal investigation. The Company continues to believe that the concerns expressed to the SEC by Senator Kennedy are entirely unfounded, but it is not appropriate or feasible to determine or predict the ultimate outcome of the SEC's informal investigation. The Company's costs related to the SEC's informal investigation are being expensed as incurred. Additional costs, if any, associated with an adverse outcome or resolution of that matter, in a manner that is currently indeterminate and inherently unpredictable, could adversely affect the Company's financial condition and results of operations. Although it is possible that an adverse outcome in certain circumstances could have a material adverse effect, based on information currently known by the Company's management, in its opinion, the outcome of such pending informal investigation is not likely to have such an effect.

ITEM 2.  PROPERTIES

   The following table lists the principal facilities leased by the Company. The Company does not own any of its principal facilities.

                                                                         Approximate      Lease
                                                                           square       expiration
      Location                    Primary Function or Segment                feet          date
      --------                    ---------------------------                ----          ----

Jacksonville, FL..    Student Loan and Guarantee Servicing, Loan           135,000    October 2013
                      Generation, Technology
Denver, CO........    Student Loan Servicing, Loan Generation, Technology  124,000    February  2008

Mississauga, Ontario  Student Loan Servicing                               114,000    August 2009

Lincoln, NE.......    Corporate Headquarters, Student Loan Servicing,       95,000    December 2010
                      Loan Generation
Indianapolis, IN..    Student Loan Servicing, Loan Generation               59,000    February 2008


   The Company leases other facilities located throughout the United States. These properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. The Company believes that its respective properties are generally adequate to meet its long-term business goals. The Company's principal office is located at 121 South 13th Street, Suite 201, Lincoln, Nebraska 68508.

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

   In addition to such legal proceedings that arise in the ordinary course of business, the Company has furnished to the SEC Staff information the SEC requested pursuant to an informal investigation and the Company is fully cooperating with the SEC on such informal investigation. For further information, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Recent Developments."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

   The Company's Class A Common Stock is listed and traded on the New York Stock Exchange under the symbol "NNI," while its Class B Common Stock is not publicly traded. The number of holders of record of the Company's Class A Common Stock and Class B Common Stock as of February 15, 2005 was approximately 206 and seven, respectively. Because many shares of the Company's Class A Common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders.

   The following table sets forth the high and low sales prices for the Company's Class A Common Stock for each full quarterly period in 2004 and for the partial quarter from December 11, 2003 (the initial public offering date of the Company's Class A Common Stock) until December 31, 2003. The price paid per share by the initial purchasers in the Company's initial public offering on December 11, 2003 was $21.00.

                 2003                               2004
             ------------     -------------------------------------------------
             4th Quarter (a)  1st Quarter  2nd Quarter  3rd Quarter 4th Quarter
             ------------     -----------  -----------  -----------  ----------
   High          $ 22.40       $ 25.68      $ 25.83       $ 24.70     $ 27.00
   Low             20.86         22.00        16.80         16.76       19.20

   ----------
   (a) Stock prices are for the partial quarter from December 11, 2003 (the initial public offering date of the Company's Class A Common Stock) through December 31, 2003

   The Company did not pay cash dividends on either class of its Common Stock for the two most recent fiscal years and does not intend to pay dividends in the foreseeable future. The Company intends to retain its earnings to finance operations and future growth, and any decision to pay cash dividends will be made by the Company's board of directors based on factors such as the Company's results of operations and working capital requirements. The credit agreement with the Company's general credit providers restricts payment of dividends or other distributions to shareholders in the event the Company is in default under the credit agreement or if payment of such a dividend or distribution would result in such a default. In addition, trust indentures governing debt issued by the education lending subsidiaries generally limit the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends.

   For information regarding the Company's equity compensation plans, see Part III, Item 12 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA

   The following table sets forth selected financial and other operating information of the Company. The selected financial data in the table is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report.

                                                    Year ended December 31,
                                -------------------------------------------------------------
                                    2004        2003         2002         2001        2000
                                -----------  -----------  -----------  ----------- ----------
                                           (dollars in thousands, except share data)
Income Statement Data:
Net interest income..........  $   398,166  $   171,722  $   185,029  $   115,120  $   64,853
Less provision (recovery) for
loan losses..................         (529)      11,475        5,587        3,925       1,370
                                -----------  ----------   ----------   ----------  ----------
Net interest income after
  provision (recovery)
  for loan losses............      398,695      160,247      179,442      111,195      63,483
Loan servicing and other fee
  income.....................       98,661      102,959      105,160       93,172      66,015
Software services and other
  income.....................       25,868       19,017       22,781        7,713       8,431
Derivative market value
  adjustment and
  net settlements............      (46,058)      (2,784)        (579)      (3,517)       --
Operating expenses...........     (242,751)    (233,150)    (230,963)    (195,438)   (131,196)
                                -----------  -----------  -----------  ----------- -----------
Income before income taxes
  and minority interest......      234,415       46,289       75,841       13,125       6,733
Net income...................      149,179       27,103       48,538        7,147       4,520
  Earnings per share, basic
  and diluted................  $      2.78  $      0.60  $      1.08  $      0.16 $      0.11
Weighted average shares
  outstanding................   53,648,605   45,501,583   44,971,290   44,331,490  41,187,230
Other Data:
Origination and acquisition
  volume (a).................  $ 4,079,491  $ 3,093,014  $ 1,983,403  $ 1,448,607 $ 1,027,498
Average student loans........  $11,809,663  $ 9,316,354  $ 8,171,898  $ 5,135,227 $ 3,388,156
  Student loans serviced (at
  end of period).............  $28,288,622  $18,773,899  $17,863,210  $16,585,295 $11,971,095
Ratios:
Core student loan spread.....         1.66%        1.78%        1.65%        1.66%       2.26%
Return on average total
  assets.....................         1.11%        0.25%        0.52%        0.12%       0.12%
Return on average equity.....         39.7%        19.4%        49.2%        11.7%       8.2%
Net loan charge-offs as a
  percentage of average
  student loans..............        0.070%       0.080%       0.047%       0.042%      0.055%

                                                       As of December 31,
                                 -------------------------------------------------------------
                                   2004        2003          2002         2001          2000
                                 --------   ---------     ---------     --------     ---------
                                                     (dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents....    $  39,989    $ 198,423    $  40,155    $  36,440   $  23,263
Student loans receivables, net  13,461,814   10,455,442    8,559,420    7,423,872   3,585,943
Total assets.................   15,160,005   11,932,186    9,766,583    8,134,560   4,021,948
Bonds and notes payable......   14,300,606   11,366,458    9,447,682    7,926,362   3,934,130
Shareholders' equity.........      456,175      305,489      109,122       63,186      54,161

------------

(a) Initial loans originated or acquired through various channels, including originations through the direct channel and acquisitions through the branding partner channel, the forward flow channel, and the secondary market
    (spot purchases).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is one of the leading education finance companies in the United States and is focused on providing quality student loan products and services to students and schools nationwide. The Company ranks among the nation's leaders in terms of total net student loan assets with $13.5 billion as of December 31, 2004.

   The Company's business is comprised of three primary product and service offerings:

   o ASSET MANAGEMENT, INCLUDING STUDENT LOAN ORIGINATIONS AND ACQUISITIONS. The Company provides student loan marketing, originations, acquisition, and portfolio management. The Company owns a large portfolio of student loan assets through a series of education lending subsidiaries. The Company obtains loans through direct origination or through acquisition of loans. The Company also provides marketing, sales, managerial, and administrative support related to its asset generation activities.

   o STUDENT LOAN AND GUARANTEE SERVICING. The Company services its student loan portfolio and the portfolios of third parties. Servicing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. The Company also provides servicing support to guaranty agencies, which includes system software, hardware and telecommunication support, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services.

   o SERVICING SOFTWARE. The Company uses internally developed student loan servicing software and also provides this software to third-party student loan holders and servicers.

    The Company's education lending subsidiaries under the Asset Management service offering are engaged in the securitization of education finance assets. These education lending subsidiaries hold beneficial interests in eligible loans, subject to creditors with specific interests. The liabilities of the Company's education lending subsidiaries are not the obligations of the Company or any of its other subsidiaries and cannot be consolidated in the event of bankruptcy. The transfers of student loans to the eligible lender trusts do not qualify for sales under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as the trusts continue to be under the effective control of the Company. Accordingly, all the financial activities and related assets and liabilities, including debt, of the securitizations are reflected in the Company's consolidated financial statements.

   The Company's primary product and service offerings constitute reportable segments per the provisions of SFAS No. 131. The following table shows the percent of total segment revenue (excluding intersegment revenue) and net income
(loss) before taxes for each of the Company's segments:


                                                   Years ended December 31,
                                ---------------------------------------------------------------
                                            2004                             2003
                                ------------------------------  -------------------------------
                                           Student                           Student
                                           loan and                         loan and
                                   Asset   guarantee  Servicing    Asset    guarantee  Servicing
                                management servicing   software   management servicing   software
                                ---------- ---------  ---------  ---------- ----------  --------
   Segment revenue..............    76.5%     21.8%     1.7%        60.8%      36.2%     3.0%

   Segment net income (loss)
   before taxes.................    81.1%     19.7%   ( 0.8)%       62.2%      41.9%    (4.1)%

   The Company's derivative market value adjustment and net settlements are included in the Asset Management segment. Because the majority of the Company's derivatives do not qualify for hedge accounting under SFAS No. 133, the derivative market value adjustment can cause the percent of revenue and net income (loss) before taxes to fluctuate from period to period between segments.

   The Company's student loan portfolio has grown significantly through originations and acquisitions. The Company originated or acquired $4.1 billion of student loans in 2004 through student loan channel acquisitions, including:

   o the direct channel, in which the Company originates student loans in one of its brand names directly to student and parent borrowers, which accounted for 50.5% of the student loans added to the Company's loan portfolio through a student loan channel in 2004;

   o the branding partner channel, in which the Company acquires student loans from lenders to whom it provides marketing and origination services, which accounted for 24.3% of the student loans added to the Company's loan portfolio through a student loan channel in 2004; and

   o the forward flow channel, in which the Company acquires student loans from lenders to whom it provides origination services, but provides no marketing services, or who have agreed to sell loans to the Company under forward sale commitments, which accounted for 19.1% of the student loans added to the Company's loan portfolio through a student loan channel in 2004.

   In addition, the Company also acquires student loans through spot purchases, which accounted for 6.1% of student loans added to the Company's loan portfolio through a student loan channel in 2004.

   Not included in the previous student loan channel acquisition data is the addition of $136.1 million of student loans acquired through a business combination in April 2004.

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

   The Company's net interest income, or net interest earned on its student loan portfolio, is the primary source of income and is primarily impacted by the size of the portfolio and the net yield of the assets in the portfolio. If the Company's student loan portfolio continues to grow and its net interest margin remains relatively stable, the Company expects its net interest income to increase. The Company's portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. Based upon provisions of the Higher Education Act and related interpretations by the Department, loans financed prior to September 30, 2004 with tax-exempt obligations issued prior to October 1, 1993 are entitled to receive special allowance payments equal to a 9.5% minimum rate of return. In May 2003, the Company sought confirmation from the Department regarding the treatment and recognition of special allowance payments on a portion of its portfolio that had been previously financed with tax-exempt obligations. While pending satisfactory resolution of this issue with the Department, the Company deferred recognition of the interest income that was generated by these loans in excess of income based upon the standard special allowance rate. In June 2004, after consideration of certain clarifying information received in connection with the guidance it had sought, including written and verbal communications with the Department, the Company concluded that the earnings process had been completed related to the special allowance payments on these loans and recognized $124.3 million of interest income. As of December 31, 2003, the amount of deferred excess interest income on these loans was $42.9 million. The Company currently recognizes the income from the special allowance payments, referred to as the special allowance yield adjustment, on these loans as it is earned and would expect its net interest income to increase over historical periods accordingly; however, since the portfolio subject to the 9.5% floor is not expected to increase, amounts recognized will decrease as compared to the current period. In addition, if interest rates rise, the normal yield on the portfolio of loans earning this special allowance will increase, thereby reducing the special allowance yield adjustment. The Company entered into $3.7 billion in notional amount of interest rate swaps in July 2004 to reduce the risk of rising interest rates on this portfolio.

   Net interest income increased by $226.4 million, or 131.9%, in 2004 as compared to 2003. Net interest income, excluding the effects of variable-rate floor income and the special allowance yield adjustment, increased approximately $35.4 million, or 22.3%, in 2004 as compared to 2003, due primarily to portfolio growth. Net student loans receivable increased by $3.0 billion, or 28.8%, to $13.5 billion as of December 31, 2004 as compared to $10.5 billion as of December 31, 2003.

   Interest income is also dependent upon the relative level of interest rates. The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate derivative instruments to reduce the economic effect of interest rate volatility. The Company's management has structured all of its derivative instruments with the intent that each is economically effective. However, most of the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133 and thus may adversely impact earnings. In addition, the mark-to-market adjustment recorded through earnings in the Company's consolidated statements of income may fluctuate from period to period. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk -- Interest Rate Risk."

   Competition for the supply channel of education financing in the student loan industry has caused the cost of acquisition (or premiums) related to the Company's student loan assets to increase. In addition, the Company has seen significant increases in consolidation loan activity and consolidation loan volume within the industry. The increase in competition for consolidation loans has caused the Company to be aggressive in its measures to protect and secure the Company's existing portfolio through consolidation efforts. The Company will amortize its premiums paid from the purchase of student loans over the average useful life of the assets. When the Company's loans are consolidated, the Company may accelerate recognition of unamortized premiums if the consolidated loan is considered a new loan. The increase in premiums paid on student loans due to the increase in entrants and competition within the industry, coupled with the Company's asset retention practices through consolidation efforts, have caused the Company's yields to be reduced in recent periods due to the amortization of premiums, consolidation rebate fees, and the lower yields on consolidation loans. If the percent of consolidation loans continues to increase as a percent of the Company's overall loan portfolio, the Company will continue to experience reduced yields. If these trends continue, the Company could continue to see an increase in consolidation rebate fees and amortization costs and a reduction in yield. See "-- Student Loan Portfolio -- Student Loan Spread Analysis." Although the Company's short-term yields may be reduced if this trend continues, the Company will have been successful in protecting its assets and stabilizing its balance sheet for long-term growth. Conversely, a reduction in consolidation of the Company's own loans or the loans of third parties could positively impact the effect of amortization on the Company's student loan yield from period to period. Also, as the Company's portfolio of consolidation loans grows both in nominal dollars and as a percent of the total portfolio, the impact of premium amortization as a percent of student loan yield should decrease unless the cost of acquisition of consolidation loans or underlying loans increases substantially in the future.

   Net interest income includes $70.4 million, or 60 basis points, in yield reduction due to the amortization of premiums and deferred origination costs in 2004 as compared to $69.3 million, or 74 basis points, in 2003. The Company's unamortized premiums and deferred origination costs, as a percent of student loans, decreased from 1.5% as of December 31, 2003 to 1.3% as of December 31, 2004. Net interest income also includes $68.1 million, or 58 basis points, in yield reduction due to consolidation rebate fees in 2004, as compared to $40.9 million, or 44 basis points, in 2003. The increase in the consolidation loan rebate fee, combined with the lower lender yield of the consolidation loans the Company is originating, has resulted in student loan interest spread compression, excluding the effects of variable-rate floor income and the special allowance yield adjustment, net of settlements on derivatives, from 1.78% in 2003 to 1.66% in 2004.

RECENT DEVELOPMENTS

    As previously discussed, based on provisions of the Higher Education Act and related interpretations, education lenders may receive special allowance payments providing the 9.5% Floor on loans currently or financed prior to September 30, 2004 with proceeds of tax-exempt obligations issued prior to October 1, 1993. The Company holds FFELP loans, which are receiving special allowance payments based upon the 9.5% Floor, and were previously financed prior to September 30, 2004 with proceeds of tax-exempt obligations issued prior to October 1, 1993, of approximately $3.0 billion as of December 31, 2004. The Company sought confirmation regarding whether it was allowed to receive the special allowance income based on the 9.5% Floor on such loans following refinancing with proceeds of taxable obligations. For periods through March 31, 2004, the Company had deferred recognition of a portion of the income from the 9.5% Floor which exceeded ordinary special allowance payment rates generated by these loans, pending satisfactory resolution of this issue. As previously disclosed, after consideration of certain clarifying information received in connection with the guidance it had sought and based on written and verbal communications with the Department, the Company concluded that the earnings process had been completed and determined to recognize the related income.

   Following the Company's disclosures related to recognition of such income, Senator Edward M. Kennedy, by letter to the Secretary of Education dated August 26, 2004, requested information as to whether the Department had approved of the Company's receipt of the 9.5% Floor income and, if not, why the Department had not sought to recover claimed subsidies under the 9.5% Floor. By letter dated September 10, 2004, the Company furnished to the Department certain background information concerning the growth of the 9.5% Floor loans in its portfolio, which information had been requested by the Department. Senator Kennedy, in a second letter to the SEC dated September 21, 2004, requested that the SEC investigate the Company's activities related to the 9.5% Floor. More specifically, Senator Kennedy raised concerns about the Company's disclosures in connection with its decision to recognize the previously deferred income, and trading of Company securities by Company executives following such disclosures. On September 27, 2004, the Company voluntarily contacted the SEC to request a meeting with the SEC Staff. The Company's request was granted, and representatives of the Company met with representatives of the SEC Staff on October 12, 2004. Company representatives offered to provide to the SEC information that the SEC Staff wished to have relating to the issues raised in Senator Kennedy's letter. By letter dated October 14, 2004, the SEC Staff requested that, in connection with an informal investigation, the Company provide certain identified information. The Company has furnished to the SEC Staff the information it has requested and is fully cooperating with the SEC Staff in its informal investigation.

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

   In October 2004, Congress passed and President Bush signed into law the Taxpayer-Teacher Protection Act of 2004 (the "October Act"), which prospectively suspended eligibility for the 9.5% Floor on any loans refinanced with proceeds of taxable obligations between September 30, 2004 and January 1, 2006. The Company's FFELP loans, which have been refinanced with proceeds of taxable obligations and are receiving special allowance payments under the 9.5% Floor, were all refinanced with proceeds of taxable obligations well before September 30, 2004. The Company had ceased adding to its portfolio of loans receiving special allowance payments subject to the 9.5% Floor in May 2004, and thus the language in the October Act is not expected to have an effect upon the eligibility of such loans for the 9.5% Floor, nor is it expected to have a material effect upon the Company's financial condition or results of operation.

    President Bush has made several proposals in connection with the FFEL Program in his fiscal year 2006 budget as proposed to Congress. Some of the highlights of the President's budget proposals, in no particular order, include:

    o prospectively ending eligibility for the 9.5% Floor (making the provision of the October Act permanent);

    o   reducing the federal guarantee on FFEL Program loans from 98% to 95%;

    o reducing the guarantee for loans serviced by servicers designated as exceptional performers from 100% to 97%;

    o providing for variable interest rates on consolidation loans, and maintaining variable interest rates on all other loan types, effectively repealing the planned change to fixed interest rates that was to occur on July 1, 2006;

    o granting extended repayment terms and increasing the limits on the amount that borrowers may borrow for FFELP loans;

    o increasing the origination fee charged to lenders from 50 basis points to 100 basis points;

    o imposing a new annual 25 basis point origination fee on consolidation loans; and

    o permitting the reconsolidation (or refinancing) of existing consolidation loans on multiple occasions and require borrowers to pay a 100 basis point origination fee for each such refinancing.

    The Company cannot predict whether the President's budget proposals will be enacted into law, but they may form some of the framework for the Congress as it negotiates the fiscal year 2006 budget resolution.


   ACQUISITIONS

   The Company has positioned itself for growth by building a strong foundation through acquisitions. Although the Company's assets, loan portfolios, and fee-based revenues increase through such transactions, a key aspect of each transaction is its impact on the Company's prospective organic growth and the development of its integrated platform of services. As a result of these acquisitions and the Company's rapid organic growth, the period-to-period comparability of the Company's results of operations may be difficult. A summary of the Company's 2004 acquisitions follows:

   In January 2004, the Company acquired 50% of the membership interests in Premiere Credit of North America, LLC ("Premiere"), a collection services company that specializes in collection of educational debt. This investment is being accounted for under the equity method of accounting.

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

   In April 2004, the Company purchased SLAAA Acquisition Corp. ("SLAAA"), a student loan secondary market.

   Also in April 2004, the Company purchased 50% of the stock of infiNET Integrated Solutions, Inc. ("infiNET"), an ecommerce services provider for colleges, universities, and healthcare organizations. InfiNET provides customer-focused electronic transactions, information sharing, and account and bill presentment. This investment is being accounted for under the equity method of accounting.

   In December 2004, the Company purchased 100% of the stock of EDULINX. EDULINX is a Canadian corporation that engages in servicing of Canadian student loans.

NET INTEREST INCOME

   The Company generates the majority of its earnings from its student loan spread. This spread income is reported on the Company's income statement as net interest income. The amortization and write-offs of premiums or discounts, including capitalized costs of origination, the consolidation loan rebate fee, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company's income statement. The amortization and write-offs of debt issuance costs are included in interest expense on the Company's income statement.

   The Company's portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. Depending on the type of student loan and when the loan was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. The larger the reduction in rates subsequent to the July 1 annual borrower interest rate reset date, the greater the Company's opportunity to earn variable-rate floor income. In declining interest rate environments, the Company can earn significant amounts of such income. Conversely, as the decline in rates abates, or in environments where interest rates are rising, the Company's opportunity to earn variable-rate floor income can be reduced, in some cases substantially. Since the borrower rates are reset annually, the Company views earnings on variable-rate floor income as temporary and not necessarily sustainable. The Company's ability to earn variable-rate floor income in future periods is dependent upon the interest rate environment following the annual reset of borrower rates, and the Company cannot assure the nature of such environment in the future. The Company recorded approximately $348,000 of variable-rate floor income in 2004 as compared to approximately $12.8 million in 2003.

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

   Because the Company generates the majority of its earnings from its student loan spread, the interest rate sensitivity of the Company's balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company's interest earnings, net interest income, and net income. The effects of changing interest rate environments are further outlined in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk -- Interest Rate Risk."

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

   The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company's loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government guarantees 98% of principal and interest of federally insured student loans, which limits the Company's loss exposure to 2% of the outstanding balance of the Company's federally insured portfolio.

   Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFEL Program default claims submitted for reimbursement during the 12-month period following the effective date of its designation. The Company is not subject to the 2% risk sharing loss for eligible claims submitted during this 12-month period. Only FFEL Program loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100% reimbursement. In 2004, the Company's allowance and the provision for loan losses were each reduced by $9.4 million to account for the estimated effects of the Exceptional Performance designations.

   As of December 31, 2004, service providers designated as an Exceptional Performer serviced more than 99% of the Company's federally insured loans. Of this 99%, third parties serviced approximately 9%. The Company is entitled to receive this benefit as long as it and/or its other service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis.

   In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, months in repayment, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. The Company charges off these uninsured loans when the collection of principal and interest is 120 days past due.

   The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is adequate to cover probable losses inherent in the loan portfolio.

OTHER INCOME

   The Company also earns fees and generates income from other sources, including principally loan servicing, guarantee servicing, and licensing fees on its software products. Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value or number of loans serviced for each customer. Guarantee servicing fees are calculated based on the number of loans serviced or amounts collected. Software services income includes software license and maintenance fees associated with student loan software products. Other income also includes the derivative market value adjustment and net settlements as further discussed in
Item 7A, "Quantitative and Qualitative Disclosures about Market Risk -- Interest Rate Risk." The Company's other income included net settlements incurred on derivatives of $34.1 million in 2004 as compared to $1.6 million in 2003. The Company's other income also included mark-to-market losses on derivative instruments of $11.9 million in 2004 as compared to $1.2 million in 2003. This increase, in addition to the changes in interest rates and fluctuations in the forward yield curve, is the result of the Company entering into $3.7 billion in notional amount of derivatives in July 2004.

OPERATING EXPENSES

   Operating expenses include costs incurred to manage and administer the Company's student loan portfolio and its financing transactions, costs incurred to generate and acquire student loans, and general and administrative expenses. Operating expenses also include amortization of intangible assets related to acquisitions, which in 2004 was $8.8 million as compared to $12.8 million in 2003.

   The Company does not believe inflation has a significant effect on its operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003
                                                                                                  Change
                                                                                          ---------------------
                                                                    2004        2003        Dollars    Percent
                                                                -----------  -----------  ----------  ---------
                                                                              (dollars in thousands)
Interest income:
    Loan interest, excluding variable-rate floor income........ $  705,036   $  413,301   $ 291,735       70.6 %
    Variable-rate floor income.................................        348       12,830     (12,482)     (97.3)
    Amortization of loan premiums and deferred origination costs   (70,370)     (69,316)     (1,054)      (1.5)
    Investment interest........................................     17,762       15,203       2,559       16.8
                                                                -----------  -----------  ----------  ---------
        Total interest income..................................    652,776      372,018     280,758       75.5
Interest expense:
    Interest on bonds and notes payable........................    254,610      200,296      54,314       27.1
                                                                ------------ ------------ ----------- ----------
        Net interest income....................................    398,166      171,722     226,444      131.9
Less provision (recovery) for loan losses......................       (529)      11,475     (12,004)    (104.6)
                                                                -----------  -----------  ----------  ---------
        Net interest income after provision (recovery) for
          loan losses..........................................    398,695      160,247     238,448      148.8
                                                                -----------  -----------  ----------  ---------
Other income:
    Loan servicing and other fee income........................     98,661      102,959      (4,298)      (4.2)
    Software services and other income.........................     25,868       19,017       6,851       36.0
    Derivatives settlements, net...............................    (34,140)      (1,601)    (32,539)  (2,032.4)
    Derivative market value adjustment.........................    (11,918)      (1,183)    (10,735)    (907.4)
                                                                -----------  -----------  ----------  ---------
        Total other income.....................................     78,471      119,192     (40,721)     (34.2)
                                                                -----------  -----------  ----------  ---------
Operating expenses:
    Salaries and benefits......................................    133,667      124,273       9,394        7.6
    Other operating expenses:
      Depreciation and amortization, excluding amortization
        of intangible assets...................................     10,631       10,358         273        2.6
      Amortization of intangible assets........................      8,768       12,766      (3,998)     (31.3)
      Trustee and other debt related fees......................     10,291       14,138      (3,847)     (27.2)
      Occupancy and communications.............................     12,817       12,101         716        5.9
      Advertising and marketing................................     11,470       10,182       1,288       12.6
      Professional services....................................     15,067        9,437       5,630       59.7
      Consulting fees and support services to related parties..       --          3,519      (3,519)    (100.0)
      Postage and distribution.................................     13,235       13,241          (6)      (0.0)
      Other....................................................     26,805       23,135       3,670       15.9
                                                                -----------  -----------  ----------  ---------
        Total other operating expenses.........................    109,084      108,877         207        0.2
                                                                -----------  -----------  ----------  ---------
        Total operating expenses...............................    242,751      233,150       9,601        4.1
                                                                -----------  -----------  ----------  ---------
        Income before income taxes and minority interest.......    234,415       46,289     188,126      406.4
    Income tax expense.........................................     85,236       19,295      65,941      341.8
                                                                -----------  -----------  ----------  ---------
        Income before minority interest........................    149,179       26,994     122,185      452.6
    Minority interest in subsidiary loss.......................      --             109        (109)    (100.0)
                                                                -----------  -----------  ----------  ---------
        Net income............................................. $  149,179   $   27,103   $ 122,076      450.4 %
                                                                ===========  ===========  ==========  =========

   Net interest income. Total loan interest, including amortization of loan premiums and deferred origination costs, increased as a result of an increase in the size of the student loan portfolio and the special allowance yield adjustment, offset by changes in the interest rate environment and in the pricing characteristics of the Company's student loan assets. The special allowance yield adjustment of $203.5 million, offset by lower average interest rates on loans, caused an increase in the student loan net yield on the Company's student loan portfolio to 5.37% from 3.83% (when excluding the special allowance yield adjustment, the student loan yield in 2004 was 3.65%). Variable-rate floor income decreased due to the relative change in interest rates during the periods subsequent to the annual borrower interest rate reset date on July 1 of each year. Consequently, the Company realized approximately $348,000 of variable-rate floor income in 2004 as compared to $12.8 million in 2003. The weighted average interest rate on the student loan portfolio increased due to the special allowance yield adjustment, offset by lower interest rates on loans, and the increase in the number of lower yielding consolidation loans, resulting in an increase in loan interest income of approximately $156.0 million. Consolidation loan activity also increased the amortization and write-off of premiums and deferred origination costs and increased the amount incurred on consolidation rebate fees, reducing loan interest income approximately $29.2 million. The increase in loan interest income was also a result of an increase in the Company's portfolio of student loans. The average student loan portfolio increased $2.5 billion, or 26.8%, which increased loan interest income by approximately $163.3 million.

   Interest expense on bonds and notes payable increased as average total debt increased approximately $2.2 billion, or 21.2%. Average variable-rate debt increased $2.4 billion, which increased interest expense by approximately $41.3 million. The Company reduced average fixed-rate debt by $191.6 million, which decreased the Company's overall interest expense by approximately $11.4 million. The increase in interest rates, specifically LIBOR and auction rates, increased the Company's average cost of funds (excluding derivative settlement costs) to 1.99% from 1.89%, which increased interest expense approximately $27.2 million. Interest expense in 2003 also includes $2.6 million due to the write off of debt issuance costs incurred as a result of refinancing certain debt transactions.

   Net interest income, excluding the effects of variable-rate floor income and the special allowance yield adjustment, increased approximately $35.4 million, or 22.3%, to approximately $194.3 million from approximately $158.9 million. This increase is consistent with the increase in the average student loan portfolio of 26.8%.

   Provision for loan losses. The provision for loan losses for federally insured student loans decreased approximately $11.4 million from an expense of $3.8 million to a recovery of $7.6 million because of the Company and other servicer's Exceptional Performer designation in 2004. The provision for loan losses for non-federally insured loans decreased approximately $530,000 from $7.6 million in 2003 to $7.1 million in 2004 because of the decrease in the non-federally insured loans and expected performance of the non-federally insured loan portfolio.

   Other income. Loan servicing and other fee income decreased due to the reduction in the number and dollar amount of loans serviced for third parties in our U.S. servicing operations from $9.6 billion as of December 31, 2003 to $9.2 billion as of December 31, 2004. Total average U.S. third-party loan servicing volume decreased $892.2 million, or 8.8%, which resulted in a decrease in loan servicing income of $6.4 million. The decrease in servicing volume is due to loan pay downs being greater than loan additions within the third-party customer portfolios. This decrease was offset by an increase in servicing fees on the Canadian servicing operations of $4.6 million due to the acquisition of EDULINX in December 2004. The Company had no Canadian servicing operations in 2003. In addition, guarantee servicing income decreased $2.5 million due to a customer that did not renew its servicing contract in March 2004.

   The software services and other income increased $1.8 million as the Company began providing administrative services to RISLA in March 2004. In addition, other income increased $1.8 million as a result of the acquisition of Nelnet Capital in August 2003. Also, a one-time gain of $3.0 million was recorded on the sale of a fixed asset in 2004.

   The Company utilizes derivative instruments to provide economic hedges to protect against the impact of adverse changes in interest rates. In 2004, the derivative market value adjustment losses were $11.9 million and net settlements representing realized costs were $34.1 million as compared to $1.2 million and $1.6 million, respectively, in 2003. This increase, in addition to the changes in interest rates and fluctuations in the forward yield curve, is the result of the Company entering into $3.7 billion in notional amount of derivatives in July 2004. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk -- Interest Rate Risk."

   Operating expenses. The Company's 2004 compensation plans included various bonus and incentive programs for its employee base and covered the majority of employees, including senior executive management. The incentive compensation plans are tied to various performance targets and measures including loan volume, customer satisfaction, and profitability. A significant portion of the incentive is based on exceeding certain profitability targets and effectively "earning through" the target to fund the incentive pool. The Company's incentive and bonus compensation for 2004 was approximately 10% of net income before taxes. The amount incurred by the Company in 2004 for its bonus and incentive plans was approximately $6.2 million more than the amount incurred in 2003.

   In addition to a net increase in the bonus and incentive compensation expenses, salaries and benefits increased due to the acquisition of EDULINX in December 2004 and our increased personnel resulting from our agreement to provide administrative services to RISLA in March 2004 and the continued expansion of our marketing efforts. This increase was reduced by a non-cash stock compensation charge of $5.2 million recognized in 2003 equal to the difference between the product of the estimated initial public offering price and the number of shares issued in March 2003 and the total price paid by the employees.

   The decrease in the amortization of intangible assets is due to certain intangible assets becoming fully amortized in 2003. The decrease in trustee and other debt related fees relates to the reduced broker dealer fees from the acquisition of Nelnet Capital as previously discussed. Advertising and marketing expenses increased due to the expansion of the Company's marketing efforts, especially in the consolidations area. Professional services increased due to additional costs related to operations as a public company. No costs were incurred in 2004 relating to consulting fees and support services to related parties due to the termination of these agreements in July 2003. Other expenses increased as the Company redeemed a portion of its student loan interest margin notes in July 2004 and expensed the call-premium of $1.9 million on that redemption. In addition, charitable contributions incurred by the Company in 2004 were approximately $4.0 million greater than what was incurred in 2003.

   Income tax expense. Income tax expense increased due to the increase in income before income taxes. The Company's effective tax rate was 36.4% and 41.7% in 2004 and 2003, respectively. The decrease in the effective tax rate in 2004 was principally a result of the non-cash compensation expense recognized in 2003 for financial statement purposes that was not deductible for tax purposes.


YEAR ENDED DECEMBER 31, 2003 COMPARED YEAR ENDED DECEMBER 31, 2002

                                                                                          Change
                                                                                   --------------------
                                                               2003       2002      Dollars    Percent
                                                            ---------  ----------  ---------  ---------
                                                                      (dollars in thousands)
Interest income:
    Loan interest, excluding variable-rate floor income..  $ 413,301   $ 408,281  $   5,020        1.2 %
    Variable-rate floor income...........................     12,830      49,800    (36,970)     (74.2)
    Amortization of loan premiums and deferred
      origination costs..................................    (69,316)    (55,065)   (14,251)     (25.9)
    Investment interest..................................     15,203      20,759     (5,556)     (26.8)
                                                            ---------  ----------  ---------  ---------
        Total interest income............................    372,018     423,775    (51,757)     (12.2)
Interest expense:
    Interest on bonds and notes payable..................    200,296     238,746    (38,450)     (16.1)
                                                            ---------  ----------  ---------  ---------
        Net interest income..............................    171,722     185,029    (13,307)      (7.2)
Less provision for loan losses...........................     11,475       5,587      5,888      105.4
                                                            ---------  ----------  ---------  ---------
        Net interest income after provision for
          loan losses....................................    160,247     179,442    (19,195)     (10.7)
                                                            ---------  ----------  ---------  ---------
Other income:
    Loan servicing and other fee income..................    102,959     105,160     (2,201)      (2.1)
    Software services and other income...................     19,017      22,781     (3,764)     (16.5)
    Derivatives settlements, net.........................     (1,601)     (3,541)     1,940       54.8
    Derivative market value adjustment...................     (1,183)      2,962     (4,145)     139.9
                                                            ---------  ----------  ---------  ---------
        Total other income...............................    119,192     127,362     (8,170)      (6.4)
                                                            ---------  ----------  ---------  ---------
Operating expenses:
    Salaries and benefits................................    124,273     106,874     17,399       16.3
    Other operating expenses:
      Depreciation and amortization, excluding
        amortization of intangible assets................     10,358      10,235        123        1.2
      Amortization of intangible assets..................     12,766      22,214     (9,448)     (42.5)
      Trustee and other debt related fees................     14,138..    12,879      1,259        9.8
      Occupancy and communications.......................     12,101      11,424        677        5.9
      Advertising and marketing..........................     10,182      11,512     (1,330)     (11.6)
      Professional services..............................      9,437       9,237        200        2.2
      Consulting fees and support services to
        related parties..................................      3,519      12,800     (9,281)     (72.5)
      Postage and distribution...........................     13,241      11,095      2,146       19.3
      Other..............................................     23,135      22,693        442        1.9
                                                            ---------  ----------  ---------  ---------
        Total other operating expenses...................    108,877     124,089    (15,212)     (12.3)
                                                            ---------  ----------  ---------  ---------
        Total operating expenses.........................    233,150     230,963      2,187        0.9
                                                            ---------  ----------  ---------  ---------
        Income before income taxes and minority interest.     46,289      75,841    (29,552)     (39.0)
    Income tax expense...................................     19,295      27,679     (8,384)     (30.3)
                                                            ---------  ----------  ---------  ---------
        Income before minority interest..................     26,994      48,162    (21,168)     (44.0)
    Minority interest in subsidiary loss.................        109         376       (267)     (71.0)
                                                            ---------  ----------  ---------  ---------
        Net income.......................................   $ 27,103   $  48,538   $ 21,435)     (44.2)%
                                                            =========  ==========  =========  =========

   Net interest income. Total loan interest, including variable-rate floor income and amortization of loan premiums and deferred origination costs, decreased as a result of changes in the interest rate environment and in the pricing characteristics of the Company's student loan assets, offset by an increase in the size of the student loan portfolio. The lower average interest rates on loans caused a decrease in the student loan net yield on the Company's student loan portfolio to 3.83% from 4.93%. Variable-rate floor income decreased due to the relative change in interest rates during the periods subsequent to the annual borrower interest rate reset date on July 1 of each year. Consequently, the Company realized approximately $12.8 million of variable-rate floor income in 2003 as compared to $49.8 million in 2002. The weighted average interest rate on the student loan portfolio decreased due to the lower interest rates and the increase in the number of lower yielding consolidation loans, resulting in a decrease in loan interest income of approximately $36.6 million. Consolidation loan activity also increased the amortization and write-off of premiums and deferred origination costs and increased the amount incurred on consolidation rebate fees, reducing loan interest income approximately $29.8 million. The decrease in loan interest income was partially offset by an increase in the Company's portfolio of student loans. The average student loan portfolio increased $1.1 billion, or 14.0%, which increased loan interest income by approximately $57.3 million.

   Investment interest income decreased due to the termination of a joint venture with a large financial institution in the second quarter of 2003.

   Interest expense on bonds and notes payable decreased despite an increase in average total debt of approximately $1.6 billion. Average variable-rate debt increased $1.8 billion, which increased interest expense by approximately $22.0 million. The Company reduced average fixed-rate debt by $212.0 million, which decreased the Company's overall interest expense by approximately $12.5 million. The reduction in interest rates, specifically LIBOR and auction rates, decreased interest expense approximately $43.0 million and resulted in the decrease in the Company's average cost of funds (excluding derivative settlement costs) to 1.89% from 2.63%. Interest expense in 2003 also includes $2.6 million due to the write off of debt issuance costs incurred as a result of refinancing certain debt transactions as compared to $5.3 million in 2002.

   Net interest income, excluding the effects of variable-rate floor income, increased approximately $23.7 million, or 17.5%, to approximately $158.9 million from approximately $135.2 million. This increase is consistent with the increase in the average student loan portfolio of 14.0%.

   Provision for loan losses. The provision for loan losses for federally insured student loans increased approximately $878,000 from $3.0 million in 2002 to $3.8 million in 2003 due to the increase in the size of the Company's federally insured student loan portfolio. The provision for loan losses on non-federally insured loans increased $5.0 million from $2.6 million in 2002 to $7.6 million in 2003. This increase was due to a provision of $4.3 million for an identified pool of non-federally insured loans based on aging, delinquency, and performance of such identified pool. This pool of non-federally insured loans was limited to borrowers attending a single school, and, in early 2002, the Company ceased making non-federally insured loans to borrowers attending that school. The remaining increase was due to the increase in the size of the Company's non-federally insured loan portfolio.

   Other income. Loan servicing and other fee income decreased primarily due to the reduction in the number and dollar amount of loans the Company serviced for third parties from $10.7 billion as of December 31, 2002 to $9.6 billion as of December 31, 2003. This decrease resulted in a decrease in loan servicing income of $6.9 million. The decrease in servicing volume is due to loan pay downs being greater than loan additions within the third-party customer portfolios. This decrease was offset by an increase in guarantee servicing income of $4.7 million due to higher guarantee volumes.

   The software services and other income decreased $5.7 million due to additional income earned in 2002 on marketing contracts that were terminated in the fourth quarter of 2002. The decrease was offset by an increase of $3.4 million due to the acquisitions of Charter Accounts Systems, Inc. in May 2002 and Idaho Financial Associates, Inc. in January 2002 and an increase of $1.3 million due to the broker dealer fee income generated from the acquisition of Nelnet Capital in August 2003. In 2002, the Company recognized marketing income of $2.3 million as a broker on a loan sale as compared to $150,000 in 2003.

   The Company utilizes derivative instruments to provide economic hedges to protect against the impact of adverse changes in interest rates. In 2003, the derivative market value adjustment losses were $1.2 million and net settlements representing realized interest costs were $1.6 million as compared to $3.0 million of derivative market value adjustment gains and $3.5 million of net settlements incurred in 2002. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk -- Interest Rate Risk."

   Operating expenses. Salaries and benefits increased as a non-cash stock compensation expense of $5.2 million was recognized in 2003 equal to the difference between the product of the estimated initial public offering price and the number of shares issued in March 2003 and the total price paid by the employees. In addition, salary expense increased $5.1 million in 2003 associated with the termination of consulting and employment agreements. The remaining increase of $7.1 million is due to the increased personnel from the acquisitions previously described and expansion of the Company's marketing efforts.

   The decrease in the amortization of intangible assets is due to certain intangible assets becoming fully amortized in 2002. The increase in trustee and other debt related fees relates to the $1.6 billion increase in average debt outstanding. Advertising and marketing expenses decreased due a $2.4 million expense incurred on a large marketing contract that was terminated in December 2002. This decrease was offset by an increase in marketing activities related to consolidation activities in 2003. Consulting fees and support services to related parties decreased due to conversion-related fees paid in 2002 and the termination of a large consulting agreement in December 2002. Postage and distribution expenses increased due to an increase in mass mailings to promote origination of Stafford and consolidation loans.

   Income tax expense. Income tax expense decreased due to the decrease in income before income taxes. The Company's effective tax rate was 41.7% and 36.5% in 2003 and 2002, respectively. The increase in the effective tax rate was principally a result of the non-cash compensation expense recognized in 2003 for financial statement purposes that was not deductible for tax purposes.

FINANCIAL CONDITION

AS OF DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

                                                                                      Change
                                                                              ---------------------
                                                     2004          2003         Dollars     Percent
                                                -------------  ------------   -----------  --------
                                                                 (dollars in thousands)
Assets:
Student loans receivable, net..................  $13,461,814   $10,455,442    $ 3,006,372     28.8 %
Cash, cash equivalents, and investments........    1,302,954     1,155,215        147,739     12.8
Other assets...................................      395,237       321,529         73,708     22.9
                                                 ------------  ------------   ------------  --------
     Total assets..............................  $15,160,005   $11,932,186    $ 3,227,819     27.1 %
                                                 ============  ============   ============  ========

Liabilities:
Bonds and notes payable........................  $14,300,606   $11,366,458    $ 2,934,148     25.8 %
Fair value of derivative instruments, net......       11,895           677         11,218  1,657.0
Other liabilities..............................      391,329       259,562        131,767     50.8
                                                 ------------  ------------   ------------  --------
     Total liabilities.........................   14,703,830    11,626,697      3,077,133     26.5
Shareholders' equity...........................      456,175       305,489        150,686     49.3
                                                 ------------  ------------   ------------  --------
     Total liabilities and shareholders' equity  $15,160,005   $11,932,186    $ 3,227,819     27.1 %
                                                 ============  ============   ============  ========

     Total assets increased primarily because of an increase in student loans receivable. The Company originated or acquired $4.1 billion of student loans in 2004, offset by repayments of approximately $1.2 billion. Cash, cash equivalents, and investments increased primarily because of a $107.2 million increase in restricted cash due to loan program customers, which reflects timing of disbursements on loans and increased lockbox volume. Total liabilities increased primarily because of an increase in bonds and notes payable, resulting from additional borrowings to fund growth in student loans. The fair value of derivatives instruments increased due to the larger notional amounts and change in market conditions on the Company's derivative instruments. Other liabilities include restricted cash due to loan program customers that increased $107.2 million as a result of timing of disbursements on loans and increased lockbox volume. Shareholders' equity increased primarily as a result of net income of $149.2 million in 2004.

LIQUIDITY AND CAPITAL RESOURCES

   The Company utilizes operating cash flows, operating lines of credit, and secured financing transactions to fund operations and student loan originations and acquisitions. In addition, in December 2003, the Company consummated an initial public offering of its Class A Common Stock that yielded the Company net proceeds of $163.7 million. Operating activities provided net cash of $241.1 million in 2004, an increase of $88.1 million from the net cash provided by operating activities of $153.0 million in 2003. Operating cash flows are driven by net income adjusted for various non-cash items such as the provision (recovery) for loan losses, depreciation and amortization, deferred income taxes, the derivative market value adjustment, non-cash compensation expense, income from equity method investments, and the gain on the sale of a fixed asset. These non-cash items resulted in an increase in cash provided by operating activities of $1.4 million in 2004 as compared to 2003. In addition, the special allowance yield adjustment received in 2004, reduced by the change in settlement costs on derivative instruments and related operating expenses and taxes, increased cash provided by operating activities in 2004 over 2003.

   As of December 31, 2004, the Company had a $35.0 million operating line of credit and a $50.0 million commercial paper commitment under two separate facilities that expire in September 2005. In addition, EDULINX has a credit facility agreement with a Canadian financial institution for approximately $12.5 million ($15 million in Canadian dollars) that is cancelable by either party upon demand. The Company uses these facilities primarily for general operating purposes and had no borrowings under these facilities as of December 31, 2004. The Company believes these facilities, the growth in the cash flow from operating activities, and the initial public stock offering indicate a favorable trend in its available capital resources.

   The Company's secured financing instruments include commercial paper lines, short-term student loan warehouse programs, variable-rate tax-exempt bonds, fixed-rate bonds, fixed-rate tax-exempt bonds, and various asset-backed securities. Of the $14.3 billion of debt outstanding as of December 31, 2004, $11.8 billion was issued under securitization transactions. In 2004, the Company completed four asset-backed securities transactions totaling $5.4 billion. The proceeds from the September 2004 asset-backed securities issuance of $2.0 billion were used to redeem $1.7 billion of outstanding student loan asset-backed auction rate notes. In addition, in February 2005, the Company completed a $1.3 billion asset-backed securities transaction. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market in 2005 and subsequent years. Securities issued in the securitization transactions are generally priced off a spread to LIBOR or set under an auction procedure. The student loans financed are generally priced on a spread to commercial paper or U.S. Treasury Bills.

   The Company's warehouse facilities allow for expansion of liquidity and capacity for student loan growth and should provide adequate liquidity to fund the Company's student loan operations for the foreseeable future. As of December 31, 2004, the Company had a student loan warehousing capacity of $4.3 billion, of which $2.5 billion was outstanding, through 364-day commercial paper conduit programs. These conduit programs mature in 2005 through 2009; however, they must be renewed annually by underlying liquidity providers. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements, and therefore does not believe the renewal of these contracts present a significant risk to its liquidity. Because the Company continues to grow its student loan portfolio, the Company increased its student loan warehousing capacity to $4.4 billion in February 2005.

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

   The following table summarizes the Company's bonds and notes outstanding as of December 31, 2004:

                                                                           Interest rate
                                                                              range on
                                                 Carrying   Percent of        carrying
                                                  amount      total            amount         Final maturity
                                               -----------  ----------     --------------     --------------
                                                                    (dollars in thousands)
Variable-rate bonds and notes (a):
    Bond and notes based on indices.......... $  7,449,652        52.1 %    1.84% - 3.25%   11/25/09 - 01/25/41
    Bond and notes based on auction..........    3,590,920        25.1      1.70% - 2.55%   11/01/09 - 07/01/43
                                              -------------  ----------
      Total variable-rate bonds and notes....   11,040,572        77.2
Commerical paper and other...................    2,532,393        17.7      2.24% - 2.37%   05/13/05 - 09/02/09
Fixed-rate bonds and notes (a)...............      712,641         5.0      5.20% - 6.68%   05/01/05 - 05/01/29
Other borrowings.............................       15,000         0.1          6.00%            11/01/05
                                              -------------  ----------
    Total.................................... $ 14,300,606       100.0 %
                                              =============  ==========

--------------------------------

(a)     Issued in securitization transactions.

   Total unused commitments under various commercial paper, warehouse, and operating line of credit agreements totaled $1.9 billion as of December 31, 2004.

   The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company's contractual obligations as of December 31, 2004 were as follows:

                                             Less than                                 More
                                 Total         1 year  1 to 3 years   3 to 5 years  than 5 years
                               ------------ ---------- -------------  ------------  ------------
                                                    (dollars in thousands)
Bonds and notes payable....... $14,300,606  $2,292,443    $209,152       $799,888     $10,999,123
Operating lease obligations...      18,956       5,879       9,060          3,344             673
                               ------------ ----------  ----------    -----------   ------------
   Total...................... $14,319,562  $2,298,322    $218,212       $803,232     $10,999,796
                               ============ ==========  ==========    ===========   ============

   The Company has commitments with its branding partners and forward flow lenders which obligate the Company to purchase loans originated under specific criteria, although the branding partners and forward flow lenders are not obligated to provide the Company with a minimum amount of loans. Branding partners are from whom the Company acquires student loans and to whom the Company provides marketing and origination services. Forward flow lenders are from whom the Company acquires student loans and to whom the Company provides origination services. These commitments generally run for periods ranging from one to five years and are generally renewable. The Company was committed to extend credit or was obligated to purchase $265.5 million of student loans at current market rates at the respective sellers' requests under various agreements.

   On December 1, 2004, the Company purchased EDULINX in a business combination for $7.0 million. An additional payment of approximately $6.3 million is to be paid by the Company if EDULINX obtains an extension or renewal of a significant customer servicing contract that currently expires in February 2006. This contingency payment is due following the date on which such extension or renewal period of the servicing contract commences.

STUDENT LOAN PORTFOLIO

   The table below describes the components of the Company's loan portfolio:

                                                     As of December 31, 2004     As of December 31, 2003
                                                   ---------------------------  --------------------------
                                                       Dollars      Percent         Dollars     Percent
                                                   -------------- ------------  -------------- -----------
                                                                  (dollars in thousands)
Federally insured:
    Stafford...................................    $ 5,047,487         37.5 %   $ 4,900,249        46.9 %
    PLUS/SLS (a)...............................        252,910          1.9         249,217         2.4
    Consolidation..............................      7,908,292         58.7       5,073,081        48.5
Non-federally insured..........................         90,405          0.7          92,327         0.9
                                                   -------------  -----------  --------------  ----------
        Total..................................     13,299,094         98.8      10,314,874        98.7
Unamortized premiums and deferred origination
  costs........................................        169,992          1.3         156,594         1.5
Allowance for loan losses:
    Allowance - federally insured..............           (117)        (0.0)         (9,755)       (0.1)
    Allowance - non-federally insured..........         (7,155)        (0.1)         (6,271)       (0.1)
                                                   -------------  -----------  --------------  ----------
        Net....................................    $ 13,461,814        100.0 %  $10,455,442       100.0 %
                                                   =============  ===========  ==============  ==========
 ----------

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

Activity in the Allowance for Loan Losses

   The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company's allowance for loan losses is presented in the following table:

                                                                                    Year ended December 31,
                                                                      -----------------------------------------------
                                                                           2004             2003            2002
                                                                      ---------------  --------------  --------------
                                                                                   (dollars in thousands)

Balance at beginning of year.......................................... $    16,026     $    12,000      $   10,242
Provision (recovery) for loan losses:
     Federally insured loans..........................................      (7,639)          3,835           2,957
     Non-federally insured loans......................................       7,110           7,640           2,630
                                                                      --------------  --------------  --------------
        Total provision (recovery) for loan losses....................        (529)         11,475           5,587
Charge-offs:
     Federally insured loans..........................................      (1,999)         (3,450)         (2,570)
     Non-federally insured loans......................................      (6,674)         (4,132)         (1,333)
                                                                      --------------  --------------  --------------
        Total charge-offs............................................       (8,673)         (7,582)         (3,903)
Recoveries, non-federally insured loans..............................          448             133              74
                                                                      --------------  --------------  --------------
Net charge-offs......................................................       (8,225)         (7,449)         (3,829)
                                                                      --------------  --------------  --------------
Balance at end of year...............................................  $     7,272     $    16,026      $   12,000
                                                                      ==============  ==============  ==============
Allocation of the allowance for loan losses:
     Federally insured loans........................................   $       117     $     9,755      $    9,370
     Non-federally insured loans....................................         7,155           6,271           2,630
                                                                      --------------  --------------  --------------
        Total allowance for loan losses.............................   $     7,272     $    16,026      $   12,000
                                                                      ==============  ==============  ==============

Net loan charge-offs as a percentage of average student loans.......         0.070 %         0.080 %         0.047 %
Total allowance as a percentage of average student loans............         0.062 %         0.172 %         0.147 %
Total allowance as a percentage of ending balance of student loans..         0.055 %         0.155 %         0.143 %
Non-federally insured allowance as a percentage of the ending
     balance of non-federally insured loans.........................         7.914 %         6.792 %         3.495 %
Average student loans...............................................   $11,809,663     $ 9,316,354      $8,171,898
Ending balance of student loans.....................................   $13,299,094     $10,314,874      $8,404,388
Ending balance of non-federally insured loans.......................   $    90,405     $    92,327      $   75,260


   In 2004, the Company's allowance and the provision for loan losses were each reduced by $9.4 million to account for the estimated effects of the Company's (and other service providers servicing the Company's student loans) Exceptional Performance designations.

   Delinquencies have the potential to adversely impact the Company's earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company's student loan delinquency amounts:

                                                 As of December 31, 2004      As of December 31, 2003
                                                --------------------------   ------------------------
                                                    Dollars       Percent       Dollars       Percent
                                                --------------   ---------   --------------  --------
                                                                (dollars in thousands)
Federally Insured Loans:
    Loans in-school/grace/deferment(1).........  $  3,584,260                 $ 2,941,228
    Loans in forebearance(2)...................     1,654,158                   1,362,335
    Loans in repayment status:
       Loans current...........................     7,142,808      89.6 %       5,244,281     88.6 %
       Loans delinquent 31-60 days(3)..........       338,434       4.3           279,435      4.7
       Loans delinquent 61-90 days(3)..........       154,477       1.9           130,339      2.2
       Loans delinquent 91 days or greater(4)..       334,552       4.2           264,929      4.5
                                                --------------   ---------   --------------  --------
         Total loans in repayment..............     7,970,271     100.0 %       5,918,984    100.0 %
                                                --------------   =========   --------------  ========
         Total federally insured loans.........  $ 13,208,689                $ 10,222,547
                                                ==============               ==============
Non-Federally Insured Loans:
    Loans in-school/grace/deferment(1).........  $     23,106                $     25,537
    Loans in forebearance(2)...................         2,110                      14,776
    Loans in repayment status:
       Loans current...........................        58,606      89.9 %          45,554     87.5 %
       Loans delinquent 31-60 days(3)..........         2,559       3.9             2,531      4.9
       Loans delinquent 61-90 days(3)..........         1,495       2.3             1,556      3.0
       Loans delinquent 91 days or greater(4)..         2,529       3.9             2,373      4.6
                                                --------------   ---------   --------------  --------
         Total loans in repayment..............        65,189     100.0 %          52,014    100.0 %
                                                --------------   =========   --------------  ========
         Total non-federally insured loans.....  $     90,405                 $    92,327
                                                ==============               ==============

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

   During 2004, the Company reclassified FFELP loans and the related allowance that have been rejected for reimbursement by the guarantor to the non-federally insured loan portfolio, because these loans are effectively uninsured. In the above tables, the reclassification is reflected for all periods presented.

Origination and Acquisition

   The Company's student loan portfolio increases through various channels, including originations through the direct channel and acquisitions through the branding partner channel, the forward flow channel, and spot purchases. The Company's portfolio also increases with the addition of portfolios acquired through business acquisitions.

   One of the Company's primary objectives is to focus on originations through the direct channel and acquisitions through the branding partner channel. The Company has extensive and growing relationships with many large financial and educational institutions that are active in the education finance industry. The Company's branding relationships and forward flow relationships include Union Bank, an entity under common control with the Company, as well as many schools and national and regional financial institutions. Loss of a strong relationship, like that with a significant branding partner such as Union Bank, or with schools from which the Company directly or indirectly acquires a significant volume of student loans, could result in an adverse effect on the volume derived from the branding partner channel.

The table below sets forth the activity of loans originated or acquired through each of the Company's channels:

                                                              Year ended December 31,
                                                     -------------------------------------
                                                          2004         2003        2002
                                                     ------------ ------------ -----------
                                                              (dollars in thousands)
Beginning balance................................... $10,314,874   $ 8,404,388  $7,267,055
Direct channel:
    Consolidation loan originations.................   3,060,427     2,266,499     859,120
    Less consolidation of existing portfolio........  (1,282,100)   (1,160,000)   (682,383)
                                                     ------------- ------------- ---------
       Net consolidation loan originations..........   1,778,327     1,106,499     176,737
    Stafford/PLUS loan originations.................     279,885       236,855     224,827
Branding partner channel............................     989,867       808,843     521,023
Forward flow channel................................     780,803       602,777     577,603
Other channels......................................     250,609       338,040     483,213
                                                     ------------- ------------- ---------
    Total channel acquisitions......................   4,079,491     3,093,014   1,983,403
Loans acquired in business acquisition..............     136,138         --          --
Repayments, claims, capitalized interest, and other.  (1,231,409)   (1,182,528)   (846,070)
                                                     ------------- ------------- ---------
Ending balance...................................... $13,299,094   $10,314,874  $8,404,388
                                                      ============ ============= =========

Student Loan Spread Analysis

   Maintenance of the spread on assets is a key factor in maintaining and growing the Company's income. The following table analyzes the student loan spread on the Company's portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

                                                               Year ended December 31,
                                                     --------------------------------------------
                                                           2004           2003            2002
                                                     -------------   --------------   -----------
Student loan yield...................................       6.55 %         5.01 %         5.91 %
Consolidation rebate fees............................      (0.58)         (0.44)         (0.31)
Premium and deferred origination costs amortization..      (0.60)         (0.74)         (0.67)
                                                     -------------   --------------   -----------
Student loan net yield...............................       5.37           3.83           4.93
Student loan cost of funds (a).......................      (2.25)         (1.91)         (2.67)
                                                     -------------   --------------   -----------
Student loan spread..................................       3.12           1.92           2.26
Variable-rate floor income...........................        --           (0.14)         (0.61)
Special allowance yield adjustment, net of
   settlements on derivatives (b)....................      (1.46)           --             --
                                                     -------------   --------------   -----------
Core student loan spread.............................       1.66 %         1.78 %         1.65 %
                                                     =============   ==============   ===========

Average balance of student loans (in thousands)......$11,809,663    $ 9,316,354    $ 8,171,898
Average balance of debt outstanding (in thousands)... 12,822,524     10,578,088      9,071,936

    ----------

(a) The student loan cost of funds includes the effects of the net settlement costs on the Company's derivative instruments of $34.1 million, $1.6 million, and $3.5 million in 2004, 2003, and 2002, respectively.

(b) The special allowance yield adjustment in 2004, which was approximately $203.5 million, represents the impact on net spread had loans earned at statutorily defined rates under a taxable financing. This special allowance yield adjustment has been reduced by the net settlements on derivative instruments that were used to hedge this loan portfolio earning the excess yield, which was $31.2 million in 2004.

    The increase in lower yielding consolidation loans coupled with a slightly higher interest rate environment has caused some compression in the Company's student loan spread when excluding the special allowance yield adjustment, net of settlements on derivatives.

CRITICAL ACCOUNTING POLICIES

   This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the consolidated financial statements, which are included in this Report, includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

   On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most "critical" -- that is, they are most important to the portrayal of the Company's financial condition and results of operations and they require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has determined the only critical accounting policy is determining the level of the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses represents management's estimate of probable losses on student loans. This evaluation process is subject to numerous estimates and judgments. The Company evaluates the adequacy of the allowance for loan losses on its federally insured loan portfolio separately from its non-federally insured loan portfolio.

    The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company's loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government guarantees 98% of principal and interest of federally insured student loans, which limits the Company's loss exposure to 2% of the outstanding balance of the Company's federally insured portfolio.

    Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFEL Program loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFEL Program default claims submitted for reimbursement during the 12-month period following the effective date of its designation. The Company is not subject to the 2% risk sharing loss for eligible claims submitted during this 12-month period. Only FFEL Program loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100% reimbursement. As of December 31, 2004, service providers designated as an Exceptional Performer serviced more than 99% of the Company's federally insured loans. Of this 99%, third parties serviced approximately 9%. The Company is entitled to receive this benefit as long as it and/or its other service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis.

   In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, months in repayment, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. The Company charges off these uninsured loans when the collection of principal and interest is 120 days past due.

   The allowance for federally insured and non-federally insured loans is maintained at a level management believes is adequate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective because it requires estimates that may be susceptible to significant changes.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Nonmonetary Assets ("SFAS No. 153"). This Statement amends the guidance in Accounting Principles Board Opinion ("APB") No. 29, Accounting for Nonmonetary Transactions ("APB No. 29"). APB No. 29 provides an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS No. 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of December 31, 2004, management believes that SFAS No. 153 will not have a significant effect on the financial position, results of operations, and cash flows of the Company.

   In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments ("SFAS No. 123R"). SFAS No. 123R eliminates the alternative to use the intrinsic value method of accounting under the provisions of APB No. 25, Accounting for Stock Issued to Employees ("APB No. 25") (generally resulting in recognition of no compensation expense) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions. The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. For public entities that do not file as small business issuers, the provisions of the revised statement are to be applied prospectively for awards that are granted, modified, or settled in the first interim or annual period beginning after June 15, 2005. Because the Company does not issue share-based payments to employees that are accounted for under APB No. 25's intrinsic value method of accounting, management believes that SFAS No. 123R will not have an effect on the financial position, results of operations, and cash flows of the Company.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

   Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

   Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria for effective internal control described in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004.

   Management has engaged KPMG LLP ("KPMG"), the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, to attest to and report on management's evaluation of the Company's internal control over financial reporting. KPMG's report is included herein.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Nelnet, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Nelnet, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nelnet, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Nelnet, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Nelnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nelnet, Inc. and subsidiaries as of December 31, 2004 and December 31, 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 28, 2005 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP
Lincoln, Nebraska
February 28, 2005


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

   The Company's primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates. Because the Company generates the majority of its earnings from its student loan spread, the interest sensitivity of the balance sheet is a key profitability driver. The majority of student loans have variable-rate characteristics in certain interest rate environments. Some of the student loans include fixed-rate components depending upon the rate reset provisions, or, in the case of consolidation loans, are fixed at the weighted average interest rate of the underlying loans at the time of consolidation. The following table sets forth the Company's loan assets and debt instruments by rate characteristics:


                                        As of December 31, 2004  As of December 31, 2003
                                       -----------------------  -----------------------
                                          Dollars    Percent       Dollars     Percent
                                       ------------  ---------  ------------- ---------
                                                 (dollars in thousands)
Fixed-rate loan assets.................$ 5,559,748    41.8 %    $  5,532,497   53.6 %
Variable-rate loan assets............... 7,739,346    58.2         4,782,377   46.4
                                       ------------  ---------  ------------- ---------
   Total...............................$13,299,094   100.0 %    $ 10,314,874  100.0 %
                                       ============  =========  ============= =========

Fixed-rate debt instruments............$   712,641     5.0 %    $    927,694    8.2 %
Variable-rate debt instruments..........13,587,965    95.0        10,438,764   91.8
                                       ------------  ---------  ------------- ---------
   Total.............................. $14,300,606   100.0 %    $ 11,366,458  100.0 %
                                       ============  =========  ============= =========

   The following table shows the Company's student loan assets currently earning at a fixed-rate as of December 31, 2004:

                   Borrower/     Estimated
                    lender        variable         Current
 Fixed interest    weighted      conversion      balance of
  rate range     average yield    rate (a)    fixed rate assets
 --------------  -------------- ------------  ------------------
                                             (dollars in thousands)
   5.0 - 5.5%        5.13%           2.49%        $    89,727
   5.5 - 6.0         5.69            3.05             148,983
   6.0 - 6.5         6.21            3.57             293,269
   6.5 - 7.0         6.71            4.07             356,572
   7.0 - 8.0         7.52            4.88             311,288
     > 8.0           8.56            5.92             995,187
 9.5 floor yield     9.50            6.86           3,364,722
                                               ----------------
                                                  $ 5,559,748
                                               =================

---------------------

   (a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to variable rate.

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

   The Company attempts to match the interest rate characteristics of pools of loan assets with debt instruments of substantially similar characteristics, particularly in rising interest rate environments. Due to the variability in duration of the Company's assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities and the Company's outlook as to current and future market conditions. Based on those factors, the Company will periodically use derivative instruments as part of its overall risk management strategy to manage risk arising from its fixed-rate and variable-rate financial instruments.

   The following table summarizes the notional values and fair values of the Company's outstanding derivative instruments as of December 31, 2004:

                                            Notional amounts by product type
                                  ----------------------------------------------------------
                                                                            Weighted average
                                   Fixed/               Floating/           fixed rate on
                                  floating     Basis      fixed             fixed/floating
           Maturity               swaps (a)  swaps (b)   swaps (c)   Total       swaps
-------------------------------- ---------- ---------- ----------- -------- ----------------
                                                 (dollars in millions)
2005............................ $1,187      1,000         210       2,397       2.20%
2006............................    613        500          --       1,113        2.99
2007............................    512        --           --         512        3.42
2008............................    463        --           --         463        3.76
2009............................    312        --           --         312        4.01
2010............................  1,138        --           --       1,138        4.25
                                 --------   --------   ---------   ---------   --------
  Total.........................$ 4,225      1,500         210       5,935       3.32%
                                 ========   ========   =========   =========   ========
Fair value (d) (in thousands)...$(7,763)    (2,769)     (1,363)    (11,895)
                                 ========   ========   =========   =========


----------

(a) A fixed/floating swap is an interest rate swap in which the Company agrees to pay a fixed rate in exchange for a floating rate. The interest rate swap converts a portion of the Company's variable-rate debt (equal to the notional amount of the swap) to a fixed rate for a period of time, fixing the relative spread between a portion of the Company's student loan assets and the converted fixed-rate liability.

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

   Derivative instruments that are currently used as part of the Company's interest rate risk management strategy include interest rate swaps and basis swaps. The Company accounts for its derivative instruments in accordance with SFAS No. 133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the majority of the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company's operating results. As of December 31, 2004, the Company accounted for one interest rate swap with a notional amount of $150 million as a cash flow hedge in accordance with SFAS No. 133. Gains and losses on the effective portion of this qualifying hedge are accumulated in other comprehensive income and reclassified to current period earnings over the period in which the stated hedged transactions impact earnings. Ineffectiveness is recorded to earnings through interest expense.

   The following is a summary of the amounts included in derivative market value adjustment and net settlements on the consolidated income statements related to those derivative instruments that do not qualify for hedge accounting:

                                                     Year ended December 31,
                                                ------------------------------
                                                  2004      2003       2002
                                                --------- ---------  ---------
                                                    (dollars in thousands)

Change in fair value of derivative instruments..$(11,918) $(1,183)   $ 2,962
Settlements, net................................ (34,140)  (1,601)    (3,541)
                                                --------- ---------  ---------
Derivative market value adjustment and net
  settlements                                   $(46,058) $(2,784)   $  (579)
                                                ========= =========  =========


   The increase in the derivative market value adjustment and net settlements in 2004, in addition to the changes in interest rates and fluctuations in the forward yield curve, is the result of the Company entering into $3.7 billion in notional amount of derivatives in July 2004.

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

   As a result of the Company's interest rate management activities, primarily initiated in 2004, the Company expects the change in pre-tax net income resulting from 100 basis point and 200 basis point increases in interest rates will not result in a proportional decrease in net income.

                                                           Year ended December 31, 2004
                                          ------------------------------------------------------------------
                                          Change from decrease  Change from increase  Change from increase
                                           of 100 basis points   of 100 basis points   of 200 basis points
                                          ------------------    -------------------    -------------------
                                          Dollar    Percent      Dollar    Percent      Dollar    Percent
                                          --------  --------    ---------  --------    ---------  --------
Effect on earnings:                                   (dollars in thousands, except share data)
    Increase (decrease) in pre-tax
      net income before
      impact of derivative settlements...$  69,617      29.7 %  $ (36,312)    (15.5)%  $ (66,882)  (28.5)%
    Impact of derivative settlements.....  (60,177)    (25.7)      60,177      25.7      120,355    51.3
                                          --------  --------    ---------  --------    ---------  --------
    Increase in net income before taxes..$   9,440       4.0%    $ 23,865      10.2%   $ 53,473     22.8%
                                          ========  ========    =========  ========    =========  ========
    Increase in  basic and diluted
      earning per share..................$    0.11                  $0.28                $ 0.63
                                          ========              =========              =========

                                                          Year ended December 31, 2003
                                          ------------------------------------------------------------------
                                          Change from decrease  Change from increase  Change from increase
                                           of 100 basis points   of 100 basis points   of 200 basis points
                                          ------------------    -------------------    -------------------
                                          Dollar    Percent      Dollar    Percent      Dollar    Percent
                                          --------  --------    ---------  --------    ---------  --------
Effect on earnings:                                 (dollars in thousands, except share data)
    Increase (decrease) in pre-tax net
      income before impact of derivative
      settlements.........................$ 34,719      75.0.%  $ (18,256)   (39.4)%   $ (30,356)    (65.6)%
    Impact of derivative settlements......  (8,382)    (18.1)       6,007      13.0       13,202      28.5
                                          --------  --------    ---------  --------    ---------  --------
    Increase (decrease) in net income
      before taxes........................$ 26,337      56.9 %  $ (12,249)    (26.4)%  $ (17,154)    (37.1)%
                                          ========  ========    =========  ========    =========  ========
    Increase (decrease) in  basic and
      diluted earning per share...........$   0.37                  (0.17)                (0.24)
                                          ========              =========              =========

                                                          Year ended December 31, 2002
                                          ------------------------------------------------------------------
                                          Change from decrease  Change from increase  Change from increase
                                           of 100 basis points   of 100 basis points   of 200 basis points
                                          ------------------    -------------------    -------------------
                                          Dollar    Percent      Dollar    Percent      Dollar    Percent
                                          --------  --------    ---------  --------    ---------  --------
Effect on earnings:                                 (dollars in thousands, except share data)
    Increase (decrease) in pre-tax net
      income before impact of derivative
      settlements.........................$ 15,119      18.6 %  $ (11,553)    (14.2)%  $(20,236)   (24.9) %
    Impact of derivative settlements......    --        --           --         --        --         --
                                          --------  --------    ---------  --------    ---------  --------
    Increase (decrease) in net income
      before taxes....................... $ 15,119      18.6 %  $ (11,553)   (14.2)%   $(20,236)    (24.9) %
                                          ========  ========    =========  ========    =========  ========
    Increase (decrease) in  basic and
      diluted earning per share...........$   0.22.             $  (0.16)                 (0.29)
                                          ========              =========              =========


   The Company has historically provided information concerning the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals (interest rate gap analysis). Management believes the table above provides a better perspective of the Company's interest rate risk.

FOREIGN CURRENCY EXCHANGE RISK

   The Company purchased EDULINX in December 2004. EDULINX is a Canadian corporation that engages in servicing Canadian student loans. As a result of this acquisition, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. and Canadian dollars. The Company has not entered into any foreign currency derivative instruments to hedge this risk. However, the Company does not believe fluctuations in foreign currency exchange rates will have a significant effect on the financial position, results of operations, or cash flows of the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

   Under supervision and with the participation of certain members of the Company's management, including the co-chief executive officers and the chief financial officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Act). Based on this evaluation, the Company's co-chief executive officers and the chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this Report as it relates to the Company and its consolidated subsidiaries.

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


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING


    There was no change in the Company's internal control over financial reporting during the Company's last quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

    During the fourth quarter of 2004, no information was required to be disclosed in a report on Form 8-K, but not reported.


                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information as to the directors and executive officers of the Company set forth under the captions "PROPOSAL 1--ELECTION OF DIRECTORS--Nominees" and "Executive Officers" in the Proxy Statement to be filed on Schedule 14A, no later than 120 days after the end of the Company's fiscal year with the SEC, relating to the Company's Annual Meeting of Shareholders scheduled to be held on May 26, 2005 (the "Proxy Statement") is incorporated into this Report by reference.

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

   The following table summarizes, as of December 31, 2004, information about compensation plans under which equity securities are authorized for issuance.

   Equity Compensation Plan Information

                              Number of shares    Weighted-average       Number of shares
                              to be issued upon    exercise price of     remaining available
                                exercise of          outstanding        for future issuance
                                outstanding      options, warrants,        under equity
                                  options,           and rights         compensation plans
                               warrants, and                                (excluding
                                   rights                              securities reflected
                                                                           in column (a))
          Plan category             (a)                  (b)                    (c)
     ----------------------- ------------------- --------------------  ---------------------

     Equity compensation
     plans approved by
     shareholders                     0                  $0                  2,054,797

     Equity compensation
     plans not approved by
     shareholders                     0                  $0                      0
                             ------------------- --------------------  ---------------------
     Total                            0                  $0                  2,054,797
                             =================== ====================  =====================

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement is incorporated into this Report by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

   The information set forth under the caption "PROPOSAL 2--APPOINTMENT OF INDEPENDENT AUDITOR--Independent Accounting Fees and Services" in the Proxy Statement is incorporated into this Report by reference.

                                    PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   (a)    1.  Consolidated Financial Statements

        The following consolidated financial statements of Nelnet, Inc. and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon are included in Item 8 above:
                                                                            Page
        Report of Independent Registered Public Accounting Firm.............F-2
        Consolidated Financial Statements for the years
        ended December 31, 2004, 2003, and 2002:
          Consolidated Balance Sheets as of December 31, 2004 and 2003.......F-3
          Consolidated Statements of Income for the years ended
            December 31, 2004, 2003, and 2002................................F-4
          Consolidated Statements of Shareholders' Equity and Comprehensive
            Income for the years ended December 31, 2004, 2003, and 2002.....F-5
          Consolidated Statements of Cash Flows for the years ended
            December 31, 2004, 2003, and 2002................................F-6
          Notes to the Consolidated Financial Statements.....................F-7

        2.  Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        3.  Exhibits

        The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

4.      Appendix

        Appendix A - Federal Family Education Loan Program

    (b) Exhibits

                                   EXHIBIT INDEX
       Exhibit
         No.                        Description
      -----------        ----------------------------------------

        2.1 Plan of Reorganization, Plan of Merger and Merger Agreement, dated as of October 14, 1999, by and between Union Financial Services, Inc. and National Education Loan Network, Inc. Incorporated by reference to Exhibit 2.1 to the registrant's Registration Statement on Form S-1 (File No. 333-108070) (the "Form S-1 Registration Statement").
        2.2 Articles of Merger certified by Union Financial Services, Inc., dated October 15, 1999. Incorporated by reference to Exhibit 2.2 to the registrant's Form S-1 Registration Statement.
        2.3 Agreement and Plan of Reorganization, dated as of March 1, 2000, by and among UNIPAC Service Corporation, NelNet, Inc. (subsequently renamed National Education Loan Network, Inc.) and National Education Loan Network, Inc. Incorporated by reference to Exhibit 2.3 to the registrant's Form S-1 Registration Statement.
        2.4 Plan of Merger, dated as of March 1, 2000, by and among NelNet, Inc. (subsequently renamed National Education Loan Network, Inc.), National Education Loan Network, Inc. and UNIPAC Service Corporation. Incorporated by reference to Exhibit 2.4 to the registrant's Form S-1 Registration Statement.
        2.5 Articles of Merger certified by NelNet, Inc., dated March 1, 2000. Incorporated by reference to Exhibit 2.5 to the registrant's Form S-1 Registration Statement.
        2.6 Letter Agreement relating to the purchase of the stock of InTuition Holdings, Inc., dated as of June 15, 2000, between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Farmers & Merchants Investment Inc. Incorporated by reference to Exhibit 2.6 to the registrant's Form S-1 Registration Statement.
        2.7 Transfer Agreement with Irrevocable Power of Attorney, dated as of June 28, 2001, by and between InTuition Development Holdings, LLC and InTuition Guarantee Services II, Inc. (which subsequently became Nelnet Guarantee Services Inc.) relating to the membership interests in InTuition Guarantee Services, LLC (which subsequently became GuaranTec LLP). Incorporated by reference to Exhibit 2.7 to the registrant's Form S-1 Registration Statement.
        2.8 Master Stock Purchase Agreement, dated as of December 12, 2001, by and between EFS, Inc. and NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 2.8 to the registrant's Form S-1 Registration Statement.
        2.9 Stock Purchase Agreement, dated as of January 24, 2002, by and among NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Hilario Arguinchona. Incorporated by reference to Exhibit 2.9 to the registrant's Form S-1 Registration Statement.
        2.10 Purchase Agreement, dated as of February 14, 2002, by and between InTuition Guarantee Services, LLC and NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 2.10 to the registrant's Form S-1 Registration Statement.
        2.11 Stock Purchase Agreement, dated May 1, 2002, by and among Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.) and Nelnet, Inc. (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 2.11 to the registrant's Form S-1 Registration Statement.
        2.12 Stock Purchase Agreement, dated as of May 1, 2002, by and between Farmers & Merchants Investment Inc. and Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.). Incorporated by reference to Exhibit 2.12 to the registrant's Form S-1 Registration Statement.
        2.13 Stock Purchase Agreement, dated May 2, 2002, by and among Packers Service Group, Inc. and Infovisa, Inc. Incorporated by reference to Exhibit 2.13 to the registrant's Form S-1 Registration Statement.
        2.14 Stock Purchase Agreement, dated as of May 9, 2002, among Thomas Morrill, James Callier, Michael Cruskie, Dominic Rotondi, and Nelnet, Inc. (subsequently renamed National Education Loan Network, Inc.) concerning Charter Account Systems, Inc. Incorporated by reference to Exhibit 2.14 to the registrant's Form S-1 Registration Statement.
        2.15 Senior Stock Purchase (Call) Option Agreement by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Maine Educational Loan Marketing Corporation dated as of June 30, 2000. Incorporated by reference to Exhibit
                2.15 to the registrant's Form S-1 Registration Statement.
        2.16 Purchase Agreement, dated as of July 3, 2003, by and between Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.), Union Financial Services, Inc. and Packers Service Group, Inc. Incorporated by reference to Exhibit 2.16 to the registrant's Form S-1 Registration Statement.
        2.17 Agreement for Purchase of LLC Membership Interest among David A. Hoeft, Todd J. Wolfe, Tina D. Mercer, Premiere Credit of North America, LLC and Nelnet, Inc., dated as of January 28, 2004. Incorporated by reference to Exhibit 2.17 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
        3.1 Second Amended and Restated Articles of Incorporation of Nelnet, Inc. Incorporated by reference to Exhibit 3.1 to the registrant's Form S-1 Registration Statement.
        3.2 Second Amended and Restated Bylaws of Nelnet, Inc. Incorporated by reference to Exhibit 3.2 to the registrant's Form S-1 Registration Statement.
        3.3 Third Amended and Restated Bylaws of Nelnet, Inc. Incorporated by reference to Exhibit 3.1 to the registrant's current report on Form 8-K filed on November 18, 2004.

        4.1 Form of Class A Common Stock Certificate of Nelnet, Inc. Incorporated by reference to Exhibit 4.1 to the registrant's Form S-1 Registration Statement.
        4.2 Indenture of Trust by and between NELNET Student Loan Corporation-2 and Zions First National Bank, as Trustee, dated as of June 1, 2000. Incorporated by reference to Exhibit 4.2 to the registrant's Form S-1 Registration Statement.
        4.3 Series 2000 Supplemental Indenture of Trust by and between NELNET Student Loan Corporation-2 and Zions First National Bank, as Trustee, authorizing the issuance of $1,000,000,000 NELNET Student Loan Corporation-2 Taxable Student Loan Asset-Backed Notes Series 2000, dated as of June 1, 2000. Incorporated by reference to Exhibit 4.3 to the registrant's Form S-1 Registration Statement.
        4.4 Indenture of Trust by and between Nelnet Student Loan Trust 2002-1 and Zions First National Bank, as Trustee, dated as of May 1, 2002. Incorporated by reference to Exhibit 4.4 to the registrant's Form S-1 Registration Statement.
        4.5 Indenture of Trust by and between Nelnet Student Loan Trust 2002-2 and Zions First National Bank, as Trustee, dated as of September 1, 2002. Incorporated by reference to Exhibit 4.5 to the registrant's Form S-1 Registration Statement.
        4.6 Indenture of Trust between Nelnet Student Loan Trust 2003-1 and Zions First National Bank, as Trustee, dated as of January 1, 2003. Incorporated by reference to Exhibit 4.6 to the registrant's Form S-1 Registration Statement.
        4.7 Indenture of Trust by and among Nelnet Education Loan Funding, Inc., Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, and Wells Fargo Bank Minnesota, National Association, as Eligible Lender Trustee, dated as of June 1, 2003. Incorporated by reference to Exhibit 4.7 to the registrant's Form S-1 Registration Statement.
        4.8 Series 2003-1 Supplemental Indenture of Trust by and between Nelnet Education Loan Funding, Inc. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, authorizing the issuance of $1,030,000,000 Nelnet Education Loan Funding, Inc. Student Loan Asset-Backed Notes Series 2003-1, dated as of June 1, 2003. Incorporated by reference to Exhibit
                4.8 to the registrant's Form S-1 Registration Statement.
        4.9 Option Agreement, dated as of January 24, 2002, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Hilario Arguinchona. Incorporated by reference to Exhibit 4.10 to the registrant's Form S-1 Registration Statement.
        4.10 Registration Rights Agreement, dated as of December 16, 2003, by and among Nelnet, Inc. and the shareholders of Nelnet, Inc. signatory thereto. Incorporated by reference to Exhibit 4.11 to the registrant's Form S-1 Registration Statement.
        4.11 Indenture of Trust among Nelnet Education Loan Funding, Inc. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and Eligible Lender Trustee, dated as of January 1, 2004. Incorporated by reference to Exhibit 4.11 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
        4.12 Trust Agreement, dated as of April 1, 2001, among NELNET Student Loan Corporation-1, as Depositor, MELMAC LLC, as Depositor, NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.), as Administrator, The Chase Manhattan Bank, as Collateral Agent, Note Registrar and Note Paying Agent, and Wilmington Trust Company, as Trustee, Certificate Registrar and Certificate Paying Agent. Incorporated by reference to Exhibit
                10.59 to the registrant's Form S-1 Registration Statement.
         4.13   Trust Agreement, dated as of December 1, 2001, among EMT Corp., as Depositor, NELnet, Inc. (subsequently renamed National
                Education Loan Network, Inc.), as Administrator, JPMorgan Chase Bank, as Collateral Agent, Note Registrar and Note Paying Agent, and Wilmington Trust Company, as Trustee, Certificate Registrar and Certificate Paying Agent. Incorporated by reference to
                Exhibit 10.60 to the registrant's Form S-1 Registration
                Statement.
        4.14 Indenture of Trust among Nelnet Education Loan Funding, Inc. and Wells Fargo Bank, National Association, as Indenture Trustee and Eligible Lender Trustee, dated as of April 1, 2004. Incorporated by reference to Exhibit 4.14 to the registrant's quarterly report for the period ended March 31, 2004, filed on Form 10-Q.
        4.15 Indenture of Trust, dated as of July 1, 2004, between Nelnet Student Loan Trust 2004-3 and Zions First National Bank, as eligible lender trustee and as indenture trustee. Incorporated by reference to Exhibit 4.15 to the registrant's quarterly report for the period ended June 30, 2004, filed on Form 10-Q.
        4.16 Indenture of Trust, dated as of September 1, 2004, between Nelnet Student Loan Trust 2004-4 and Zions First National Bank, as eligible lender trustee and as indenture trustee. Incorporated by reference to Exhibit 4.16 to the registrant's quarterly report for the period ended September 30, 2004, filed on Form 10-Q.
       4.17* Indenture of Trust, dated as of February 1, 2005, by and between Nelnet Student Loan Trust 2005-1 and Zions First National Bank, as Trustee and Eligible Lender Trustee.
      10.1 Agreement to Terminate Stockholders Agreement, dated as of August 4, 2003, by and among Nelnet Loan Services, Inc. (f/k/a UNIPAC Service Corporation) (subsequently renamed Nelnet,
                Inc.) and those stockholders party to the Stockholders
                Agreement dated as of March 2, 2000. Incorporated by reference to Exhibit 10.2 to the registrant's Form S-1 Registration Statement.

      10.2      Warehouse Note Purchase and Security Agreement among
                NHELP-III, Inc., as the Issuer, Norwest Bank Minnesota, National Association, as the Trustee, Delaware Funding Corporation, as a Note Purchaser, Three Rivers Funding Corporation, as a Note Purchaser, Morgan Guaranty Trust
                Company of New York, as DFC Agent and Administrative Agent, and Mellon Bank, N.A., as TRFC Agent, dated as of September 1, 1999. Incorporated by reference to Exhibit 10.10 to the registrant's Form S-1 Registration Statement.
      10.3 First Amendment to Warehouse Note Purchase and Security Agreement among NHELP-III, Inc., as the Issuer, Wells Fargo Bank Minnesota, National Association, as the successor
                Trustee, Delaware Funding Corporation, as a Note Purchaser, Three Rivers Funding Corporation, as a Note Purchaser, Morgan Guaranty Trust Company of New York, as DFC Agent and Administrative Agent, and Mellon Bank, N.A., as TRFC Agent, dated as of September 1, 2000. Incorporated by reference to
                Exhibit 10.11 to the registrant's Form S-1 Registration
                Statement.
      10.4 Second Amendment to Warehouse Note Purchase and Security Agreement among NHELP-III, Inc., as the Issuer, Wells Fargo Bank Minnesota, National Association, as the successor
                Trustee, Delaware Funding Corporation, as a Note Purchaser, Three Rivers Funding Corporation, as a Note Purchaser,
                JPMorgan Chase Bank, as DFC Agent and Administrative Agent, and Mellon Bank, N.A., as TRFC Agent, dated as of September
                12, 2002. Incorporated by reference to Exhibit 10.12 to the registrant's Form S-1 Registration Statement.
      10.5 Amendment to Warehouse Note Purchase and Security Agreement, dated as of June 1, 2003, by and among NHELP-III, Inc., as the Issuer, Delaware Funding Corporation, as Note Purchaser, Three Rivers Funding Corporation, as Note Purchaser, JPMorgan Chase Bank (successor to Morgan Guaranty and Trust Company of New
                York), as DFC Agent and Administrative Agent, and Mellon Bank, N.A., as TRFC Agent. Incorporated by reference to Exhibit
                10.13 to the registrant's Form S-1 Registration Statement.
      10.6      Warehouse Loan and Security Agreement among NELnet Student
                Loan Warehouse Corporation-1, as Borrower, Zions First
                National Bank, as Trustee, Thunder Bay Funding Inc., as
                Lender, and Royal Bank of Canada, as Facility Agent and Alternate Lender, dated as of February 1, 2002. Incorporated by reference to Exhibit 10.14 to the registrant's Form S-1 Registration Statement.
      10.7 Amended and Restated Warehouse Loan and Security Agreement among Nelnet Education Loan Funding, Inc., as Borrower, Wells Fargo Bank Minnesota, National Association, as Eligible Lender Trustee, Zions First National Bank, as Trustee, Thunder Bay Funding, Inc., as Lender, and Royal Bank of Canada, as
                Facility Agent and Alternate Lender, dated as of April 28, 2003. Incorporated by reference to Exhibit 10.15 to the registrant's Form S-1 Registration Statement.
      10.8 Warehouse Note Purchase and Security Agreement among Nelnet Education Loan Funding, as Borrower, Wells Fargo Bank Minnesota, National Association, as Trustee, Wells Fargo Bank Minnesota, National Association, as Eligible Lender Trustee, Quincy Capital Corporation, as Bank of America Conduit Lender, Bank of America, N.A., as Bank of America Alternate Lender, Bank of America, N.A., as Bank of America Facility Agent, Gemini Securitization Corp., as Deutsche Bank Conduit Lender, Deutsche Bank AG, New York Branch, as Deutsche Bank Alternate Lender, Deutsche Bank AG, New York Branch, as Deutsche Bank Facility Agent, Barton Capital Corporation, as Societe
                Generale Conduit Lender, Societe Generale, as Societe Generale Alternate Lender, Societe Generale, as Societe Generale Facility Agent, and Bank of America, N.A., as Administrative Agent, dated as of May 1, 2003. Incorporated by reference to
                Exhibit 10.16 to the registrant's Form S-1 Registration
                Statement.
      10.9 Irrevocable Letter of Credit in the amount of $50,000,000, dated as of May 23, 2003, by and between Nelnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit
                10.23 to the registrant's Form S-1 Registration Statement.
      10.10 Continuing Guaranty, dated as of May 23, 2003, by and between Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit
                10.24 to the registrant's Form S-1 Registration Statement.
      10.11 Agreement Between 5280 Solutions and Nelnet/Unipac, dated as of April 12, 2001. Incorporated by reference to Exhibit 10.25 to the registrant's Form S-1 Registration Statement.
      10.12+ Employment Contract, dated as of May 1, 2001, by and between NHELP, Inc. and Richard H. Pierce. Incorporated by reference to
                Exhibit 10.26 to the registrant's Form S-1 Registration
                Statement.
      10.13 Marketing Expense Reimbursement Agreement, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.27 to the registrant's Form S-1 Registration Statement.
      10.14 First Amendment of Marketing Expense Reimbursement Agreement, dated as of April 1, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (f/k/a National Education Loan Network, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.28 to the registrant's Form S-1 Registration Statement.
      10.15 Second Amendment of Marketing Expense Reimbursement Agreement, dated as of December 21, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (f/k/a National Education Loan Network, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.29 to the registrant's Form S-1 Registration Statement.
      10.16 Amended and Restated Participation Agreement, dated as of June 1, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.30 to the registrant's Form S-1 Registration Statement.

      10.17     First Amendment of Amended and Restated Participation
                Agreement, dated as of December 19, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.31 to the registrant's Form S-1 Registration Statement.
      10.18 Second Amendment of Amended and Restated Participation Agreement, dated as of December 1, 2002, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.32 to the registrant's Form S-1 Registration Statement.
      10.19 Alternative Loan Participation Agreement, dated as of June 29, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.33 to the registrant's Form S-1 Registration Statement.
      10.20 Amended and Restated Agreement, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to
                Exhibit 10.34 to the registrant's Form S-1 Registration
                Statement.
      10.21 Guaranteed Purchase Agreement, dated as of March 19, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.36 to the registrant's Form S-1 Registration Statement.
      10.22 First Amendment of Guaranteed Purchase Agreement, dated as of February 1, 2002, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.37 to the registrant's Form S-1 Registration Statement.
      10.23 Second Amendment of Guaranteed Purchase Agreement, dated as of December 1, 2002, by and between Nelnet, Inc. (f/k/a/ NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.38 to the registrant's Form S-1 Registration Statement.
      10.24 Agreement For Use of Revolving Purchase Facility, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.78 to the registrant's Form S-1 Registration Statement.
      10.25+ Nelnet, Inc. Executive Officers' Bonus Plan. Incorporated by reference to Exhibit 10.79 to the registrant's Form S-1 Registration Statement.
      10.26+    Share Retention Policy. Incorporated by reference to Exhibit
                10.83 to the registrant's Form S-1 Registration Statement.
      10.27+    Nelnet, Inc. Restricted Stock Plan. Incorporated by reference to
                Exhibit 4.12 to the registrant's Form S-1 Registration
                Statement.
      10.28+ Nelnet, Inc. Directors Stock Compensation Plan. Incorporated by reference to Exhibit 4.13 to the registrant's Form S-1 Registration Statement.
      10.29+ Nelnet, Inc. Employee Share Purchase Plan. Incorporated by reference to Exhibit 4.14 to the registrant's Form S-1 Registration Statement.
      10.30 Operating Agreement of FirstMark Services, LLC, dated as of March 31, 2002. Incorporated by reference to Exhibit 10.84 to the registrant's Form S-1 Registration Statement.
      10.31 Credit Agreement by and among Nelnet, Inc., National Education Loan Network, Inc., M&I Marshall Ilsley Bank, SunTrust Bank, First National Bank of Omaha, and Fifth Third Bank, Indiana, dated as of September 25, 2003. Incorporated by reference to
                Exhibit 10.85 to the registrant's Form S-1 Registration
                Statement.
      10.32 Guaranty Agreement, by and among Charter Account Systems, Inc., ClassCredit, Inc., EFS, Inc., EFS Services, Inc., GuaranTec LLP, Idaho Financial Associates, Inc., InTuition, Inc., National Higher Educational Loan Program, Inc., Nelnet Canada, Inc., Nelnet Corporation (subsequently renamed Nelnet Corporate Services, Inc.), Nelnet Guarantee Services, Inc., Nelnet Marketing Solutions, Inc., Student Partner Services, Inc., UFS Securities, LLC and Shockley Financial Corp., dated as of September 25, 2003. Incorporated by reference to Exhibit 10.86 to the registrant's Form S-1 Registration Statement.
      10.33 Security Agreement, dated as of September 25, 2003, by and between Nelnet, Inc. and M&I Marshall & Ilsley Bank, as Agent. Incorporated by reference to Exhibit 10.87 to the registrant's Form S-1 Registration Statement.
      10.34 Security Agreement, dated as of September 25, 2003, by and between National Education Loan Network, Inc. and M&I Marshall & Ilsley Bank, as Agent. Incorporated by reference to Exhibit
                10.88 to the registrant's Form S-1 Registration Statement.
      10.35 Intercreditor Agreement, dated as of September 25, 2003, by and among M&I Marshall & Ilsley Bank, SunTrust Bank, First National Bank of Omaha, Fifth Third Bank, Indiana and Bank of America, N.A. Incorporated by reference to Exhibit 10.89 to the registrant's Form S-1 Registration Statement.
      10.36 Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Bank of America, N.A., dated as of June 25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003. Incorporated by reference to Exhibit 10.90 to the registrant's Form S-1 Registration Statement.
      10.37 Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Deutsche Bank AG, New York Branch, dated as of June
                25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003. Incorporated by reference to Exhibit 10.91 to the registrant's Form S-1 Registration Statement.
      10.38 Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Societe Generale, dated as of June 25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003. Incorporated by reference to Exhibit 10.92 to the registrant's Form S-1 Registration Statement.

      10.39 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby Student Loan Purchase Agreements, dated effective October 21, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A. Incorporated by reference to Exhibit 10.94 to the registrant's Form S-1 Registration Statement.
      10.40     Letter Agreement between Nelnet Education Loan Funding, Inc.
                and Deutsche Bank AG, dated as of February 20, 2004. Incorporated by reference to Exhibit 10.56 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
      10.41     Letter Agreement between Nelnet Education Loan Funding, Inc.
                and Bank of America, N.A., dated as of February 20, 2004. Incorporated by reference to Exhibit 10.57 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
      10.42 Letter Agreement between Nelnet Education Loan Funding, Inc. and Societe Generale, dated as of February 20, 2004. Incorporated by reference to Exhibit 10.58 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
      10.43 Lease Assignment and Assumption Agreement between MES - Maine Education Services as assignor and Nelnet Corporate Services, Inc. as assignee, dated as of February 1, 2004. Incorporated by reference to Exhibit 10.59 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
      10.44 Operating Agreement for Premiere Credit of North America, LLC among Nelnet, Inc., Todd J. Wolfe, David A. Hoeft, and Tina D. Mercer, dated as of January 28, 2004. Incorporated by reference to Exhibit 10.60 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
      10.45     Third Amendment to Amended and Restated Participation
                Agreement between National Education Loan Network, Inc. and Union Bank and Trust Company, dated as of February 5, 2004. Incorporated by reference to Exhibit 10.61 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
      10.46     February 2004 Amendment to Application and Agreement for
                Standby Letter of Credit, Loan Purchase Agreements and Standby Student Loan Purchase Agreements, dated as of February 20,
                2004, among National Education Loan Network, Inc., Nelnet,
                Inc., Nelnet Education Loan Funding, Inc., Union Bank and
                Trust Company, and Bank of America, N.A. Incorporated by reference to Exhibit 10.62 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
      10.47 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby Student Loan Purchase Agreements, dated effective November 20, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A. Incorporated by reference to Exhibit 10.63 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
      10.48 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby Student Loan Purchase Agreements, dated effective December 19, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A. Incorporated by reference to Exhibit 10.64 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
      10.49 Agreement of Lease Renewal among Marianne B. Jardine, Trustee of National Education Loan of New England as assignee, dated as of June 1, 2002. Incorporated by reference to Exhibit 10.65 to the registrant's annual report for the year ended 2003, filed on Form 10-K.
      10.50 Amended and Restated Warehouse Note Purchase and Security Agreement, dated as of March 1, 2004, among NHELP-III, Inc., Wells Fargo Bank, National Association as Trustee, Delaware Funding Company LLC, Park Avenue Receivables Company LLC,
                Three Rivers Funding Corporation, JPMorgan Chase Bank, and Mellon Bank, N.A. Incorporated by reference to Exhibit 10.66 to the registrant's quarterly report for the period ended
                March 31, 2004, filed on Form 10-Q.
      10.51 April 2004 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby
                Purchase Agreements, dated effective April 15, 2004, among
                Bank of America, N.A., Nelnet Education Loan Funding, Inc., National Education Loan Network, Inc, Nelnet, Inc., and Union Bank and Trust Company. Incorporated by reference to Exhibit
                10.67 to the registrant's quarterly report for the period ended March 31, 2004, filed on Form 10-Q.
      10.52 Loan Sale and Commitment Agreement among Union Bank and Trust Company and Student Loan Acquisition Authority of Arizona, dated as of April 1, 2002, relating to student loan sale terms. Incorporated by reference to Exhibit 10.68 to the registrant's quarterly report for the period ended March 31, 2004, filed on Form 10-Q.
      10.53 Letter Agreement among National Education Loan Network, Inc., Student Loan Acquisition Authority of Arizona, LLC, and Union Bank and Trust Company, dated as of April 19, 2004, relating to student loan sale terms. Incorporated by reference to
                Exhibit 10.69 to the registrant's quarterly report for the period ended March 31, 2004, filed on Form 10-Q.
      10.54 Marketing Agreement dated as of May 1, 2004, between Nelnet, Inc. and infiNET Integrated Solutions, Inc. Incorporated by reference to Exhibit 10.70 to the registrant's quarterly report for the period ended March 31, 2004, filed on Form
                10-Q.
      10.55 Agreement to Extend Termination Date for the Warehouse Note Purchase and Security Agreement, dated as of May 1, 2004, among Nelnet Education Loan Funding, Inc., Bank of America, N.A., Deutsche Bank AG, New York Branch, and Societe Generale. Incorporated by reference to Exhibit 10.71 to the registrant's quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

      10.56     Stock Purchase Agreement, dated as of April 5, 2004, between
                National Education Loan Network, Inc. and infiNET Integrated
                Solutions, Inc. Incorporated by reference to Exhibit 10.72 to the registrant's quarterly report for the period ended March
                31, 2004, filed on Form 10-Q.
      10.57     Industrial Space Lease dated as of March 26, 2002, between CGA
                Investment Company LLC and infiNET Integrated Solutions, Inc.
                Incorporated by reference to Exhibit 10.73 to the registrant's quarterly report for the period ended March 31, 2004, filed on
                Form 10-Q.
      10.58     First Amendment to Lease dated as of February 18, 2003,
                between CGA Investment Company LLC and infiNET Integrated
                Solutions, Inc. Incorporated by reference to Exhibit 10.74 to the registrant's quarterly report for the period ended March
                31, 2004, filed on Form 10-Q.
      10.59     Second Amendment to Lease dated as of April 13, 2004, between
                CGA Investment Company LLC and infiNET Integrated Solutions,
                Inc. Incorporated by reference to Exhibit 10.75 to the
                registrant's quarterly report for the period ended March 31,
                2004, filed on Form 10-Q.
      10.60     Line of Credit Agreement dated as of June 15, 2004, between
                National Education Loan Network, Inc. and Premiere Credit of
                North America, LLC. Incorporated by reference to Exhibit 10.76 to the registrant's quarterly report for the period ended June
                30, 2004, filed on Form 10-Q.
      10.61     Promissory Note dated as of June 15, 2004, and executed by
                Premiere Credit of North America, LLC, in favor of National
                Education Loan Network, Inc. Incorporated by reference to
                Exhibit 10.77 to the registrant's quarterly report for the period ended June 30, 2004, filed on Form 10-Q.
      10.62     Security Agreement dated as of June 15, 2004, between National
                Education Loan Network, Inc. and Premiere Credit of North
                America, LLC. Incorporated by reference to Exhibit 10.78 to the registrant's quarterly report for the period ended June
                30, 2004, filed on Form 10-Q.
      10.63     Real Estate Mortgage dated as of June 15, 2004, and executed by Premiere Credit of North America, LLC, in favor of National
                Education Loan Network, Inc. Incorporated by reference to
                Exhibit 10.79 to the registrant's quarterly report for the period ended June 30, 2004, filed on Form 10-Q.
      10.64     First Amendment to Amended and Restated Warehouse Note
                Purchase and Security Agreement dated as of June 29, 2004, by and among NHELP-III, Inc., Delaware Funding Company, LLC, Park
                Avenue Receivables Corporation, Three Rivers Funding
                Corporation, JPMorgan Chase Bank, and Mellon Bank, N.A.
                Incorporated by reference to Exhibit 10.80 to the registrant's quarterly report for the period ended June 30, 2004, filed on
                Form 10-Q.
      10.65     Amendment of Agreements dated as of February 4, 2005, by and between National Education Loan Network, Inc. and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K on filed
                February 10, 2005.
      10.66*    Agreement to Purchase and Sell Partial Interest in Aircraft,
                dated as of September 27, 2004, among Nelnet Corporate Services,
                Inc., Crete Carrier Corporation, and Nebco Intermodal, Inc.
      10.67*    Aircraft Management Agreement, dated as of September 30, 2004, by and among Nelnet Corporate Services, Inc., Duncan Aviation,
                Inc., and Union Financial Services, Inc.
      10.68*    Aircraft Joint Ownership Agreement, dated as of September 30,
                2004, by and between Nelnet Corporate Services, Inc. and Union
                Financial Services, Inc.
      10.69*    Aircraft Sales Agreement, dated as of October 1, 2004, by and among Nelnet Corporate Services, Inc., Union Financial Services,
                Inc., and Mobek Investments, LLC.
      10.70*    Amendment No. 1 to Credit Agreement dated September 24, 2004, by and among Nelnet, Inc., National Education Loan Network, Inc.,
                M&I Marshall Ilsley Bank, SunTrust Bank, First National Bank of
                Omaha, and Fifth Third Bank.
      14.1*     Nelnet, Inc. Code of Ethics.
      14.2*     Nelnet Education Loan Funding, Inc. Code of Ethics.
      21.1*     Subsidiaries of Nelnet, Inc.
      23.1*     Consent of KPMG LLP, Independent Registered Public Accounting
                Firm.
      31.1*     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                of 2002 of Co-Chief Executive Officer Michael S. Dunlap.
      31.2*     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                of 2002 of Co-Chief Executive Officer Stephen F. Butterfield.
      31.3*     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                of 2002 of Chief Financial Officer Terry J. Heimes.
      32.**     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
    *    Filed herewith
    **   Furnished herewith
    +    Indicates a compensatory plan or arrangement contemplated by Item 15(a)
         (3) of Form 10-K

                                   SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated:  March 16, 2005

                               NELNET, INC.

                               By:     /s/ MICHAEL S. DUNLAP
                               -------------------------------------------------
                               Name:  Michael S. Dunlap
                               Title: Chairman and Co-Chief Executive Officer
                                      (Co-Principal Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

           Signature                       Title                    Date

    /s/ MICHAEL S. DUNLAP                Chairman and           March 16, 2005
--------------------------------   Co-Chief Executive Officer
      Michael S. Dunlap              (Co-Principal Executive
                                            Officer)


  /s/ STEPHEN F. BUTTERFIELD           Vice Chairman and        March 16, 2005
--------------------------------   Co-Chief Executive Officer
    Stephen F. Butterfield           (Co-Principal Executive
                                            Officer)


     /s/ TERRY J. HEIMES            Chief Financial Officer     March 16, 2005
--------------------------------  (Principal Financial Officer
       Terry J. Heimes                         and
                                  Principal Accounting Officer)


       /s/ DON R. BOUC                     Director             March 16, 2005
--------------------------------
         Don R. Bouc

      /s/ JAMES P. ABEL                    Director             March 16, 2005
--------------------------------
        James P. Abel

    /s/ THOMAS E. HENNING                  Director             March 16, 2005
--------------------------------
      Thomas E. Henning

      /s/ ARTURO MORENO                    Director             March 16, 2005
--------------------------------
        Arturo Moreno

    /s/ BRIAN J. O'CONNOR                  Director             March 16, 2005
--------------------------------
      Brian J. O'Connor

     /s/ MICHAEL REARDON                   Director             March 16, 2005
--------------------------------
       Michael Reardon

     /s/ JAMES H. VANHORN                  Director             March 16, 2005
--------------------------------
        James H. VanHorn

                          NELNET, INC. AND SUBSIDIARIES


                   Index to Consolidated Financial Statements




                                                                           Page

Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003                F-3

Consolidated Statements of Income for the years ended December 31, 2004,
    2003, and 2002                                                          F-4

Consolidated Statements of Shareholders' Equity and Comprehensive Income
    for the years ended December 31, 2004, 2003, and 2002                   F-5

Consolidated Statements of Cash Flows for the years ended December 31,
    2004, 2003, and 2002                                                    F-6

Notes to Consolidated Financial Statements                                  F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Nelnet, Inc.:


We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nelnet, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.


We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nelnet, Inc.'s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control--Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP
Lincoln, Nebraska
February 28, 2005

                          NELNET, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2004 and 2003
                                                                             2004              2003
                                                                         --------------    -------------
                                                                     (Dollars in thousands, except share data)
Assets:
    Student loans receivable (net of allowance for
      loan losses of $7,272 in 2004 and $16,026 in 2003)               $ 13,461,814       10,455,442
    Cash and cash equivalents:
      Cash and cash equivalents - not held at a related party                 4,854          188,272
      Cash and cash equivalents - held at a related party                    35,135           10,151
                                                                       --------------    -------------
             Total cash and cash equivalents                                 39,989          198,423
    Restricted cash                                                         732,066          634,263
    Restricted investments                                                  281,829          180,688
    Restricted cash - due to loan program customers                         249,070          141,841
    Accrued interest receivable                                             251,104          196,633
    Accounts receivable, net                                                 27,156           17,289
    Goodwill                                                                  8,522            2,551
    Intangible assets, net                                                   11,987            9,079
    Furniture, equipment, and leasehold improvements, net                    29,870           19,138
    Other assets                                                             66,598           76,839
                                                                       --------------    -------------
             Total assets                                              $ 15,160,005       11,932,186
                                                                       ==============    =============

Liabilities:
    Bonds and notes payable                                            $ 14,300,606       11,366,458
    Accrued interest payable                                                 48,578           17,179
    Fair value of derivative instruments, net                                11,895              677
    Other liabilities                                                        93,681          100,542
    Due to loan program customers                                           249,070          141,841
                                                                       --------------    -------------
             Total liabilities                                           14,703,830       11,626,697
                                                                       --------------    -------------
Shareholders' equity:
    Preferred stock, $0.01 par value.
      Authorized 50,000,000 shares; no shares issued or outstanding            --                --
    Common stock:
      Class A, $0.01 par value.
        Authorized 600,000,000 shares; issued and outstanding
        39,687,037 shares in 2004 and 39,601,834 shares in 2003                 397              396
      Class B, convertible, $0.01 par value.
        Authorized 15,000,000 shares; issued and outstanding
        13,983,454 shares in 2004 and 14,023,454 shares in 2003                 140              140
    Additional paid-in capital                                              207,915          206,831
    Retained earnings                                                       247,064           97,885
    Unearned compensation                                                      (77)              --
    Accumulated other comprehensive income, net of taxes                        736              237
                                                                       --------------    -------------
             Total shareholders' equity                                     456,175          305,489

Commitments and contingencies
                                                                       --------------    -------------
             Total liabilities and shareholders' equity                $ 15,160,005       11,932,186
                                                                       ==============    =============
See accompanying notes to consolidated financial statements.



                          NELNET, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years ended December 31, 2004, 2003, and 2002
                                                                      2004           2003           2002
                                                                  ------------   ------------   ------------
                                                                    (Dollars in thousands, except share data)
Interest income:
    Loan interest                                                  $ 635,014        356,815        403,016
    Investment interest                                               17,762         15,203         20,759
                                                                  ------------   ------------   ------------
      Total interest income                                          652,776        372,018        423,775
Interest expense:
    Interest on bonds and notes payable                              254,610        200,296        238,746
                                                                  ------------   ------------   ------------
      Net interest income                                            398,166        171,722        185,029
Less provision (recovery) for loan losses                               (529)        11,475          5,587
                                                                  ------------   ------------   ------------
      Net interest income after provision (recovery)
        for loan losses                                              398,695        160,247        179,442
                                                                  ------------   ------------   ------------
Other income:
    Loan servicing and other fee income                               98,661        102,959        105,160
    Software services and other income                                25,868         19,017         22,781
    Derivative market value adjustment and net settlements           (46,058)        (2,784)          (579)
                                                                  ------------   ------------   ------------
      Total other income                                              78,471        119,192        127,362
                                                                  ------------   ------------   ------------
Operating expenses:
    Salaries and benefits                                            133,667        124,273        106,874
    Other operating expenses:
      Depreciation and amortization                                   19,399         23,124         32,449
      Trustee and other debt related fees                             10,291         14,138         12,879
      Occupancy and communications                                    12,817         12,101         11,424
      Advertising and marketing                                       11,470         10,182         11,512
      Professional services                                           15,067          9,437          9,237
      Consulting fees and support services to related parties            --           3,519         12,800
      Postage and distribution                                        13,235         13,241         11,095
      Other                                                           26,805         23,135         22,693
                                                                  ------------   ------------   ------------
         Total other operating expenses                              109,084        108,877        124,089
                                                                  ------------   ------------   ------------
         Total operating expenses                                    242,751        233,150        230,963
                                                                  ------------   ------------   ------------
         Income before income taxes and minority interest            234,415         46,289         75,841
Income tax expense                                                    85,236         19,295         27,679
                                                                  ------------   ------------   ------------
         Income before minority interest                             149,179         26,994         48,162
Minority interest in subsidiary loss                                     --             109            376
                                                                  ------------   ------------   ------------
         Net income                                                $ 149,179         27,103         48,538
                                                                  ============   ============   ============
         Earnings per share, basic and diluted                     $    2.78           0.60           1.08
                                                                  ============   ============   ============
 See accompanying notes to consolidated financial statements.


                                    NELNET, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Shareholders'
                                         Equity and Comprehensive
                            Income Years ended December 31, 2004, 2003, and 2002
                                                                                                              Accumulated    Total
                 Preferred Common stock shares            Class A   Class B Additional                           other      share-
                   stock   -------------------  Preferred  common   common    paid-in  Retained   Unearned    comprehensive holders'
                  shares   Class A   Class B      stock    stock    stock    capital   earnings  compensation    income     equity
                  -------- --------- ---------    -------  -------  ------- ---------- --------  ------------ ------------  --------
                                                          (Dollars in thousands, except share data)
Balance as
of
December 31, 2001   --    30,947,834  14,023,454   $  --       309    140        37,499     25,238       --           --     63,186
Net income          --         --         --          --        --     --           --      48,538       --           --     48,538
Dividend
 distribution       --         --         --          --        --     --           --      (2,994)      --           --     (2,994)
Recapture of
  minority
  interest
  loss in
  excess of
  minority
  interest
  capital           --         --         --          --        --     --          392        --         --           --        392
                 -------- ---------- -----------   -------  -------  -------  ----------  --------  ----------  ----------  --------
Balance as of
December 31, 2002   --    30,947,834  14,023,454      --       309    140        37,891     70,782       --           --    109,122
 Comprehensive
 income:
  Net income        --         --         --          --        --      --           --     27,103       --           --     27,103
  Other
  comprehensive
  income,
  net of tax,
  related to
  cash
  flow hedge       --         --         --          --        --      --           --       --         --           237       237
                                                                                                                            --------
   Total
   comprehensive
   income                                                                                                                    27,340
Non-cash
compensation
expense            --         --         --          --        --      --        5,166       --          --          --       5,166
Issuance of
common stock       --       331,800      --          --         3      --          803       --          --          --         806
Issuance
of common stock
   in initial
   public offering,
   net of direct
   offering
   expenses of
   $16,600         --     8,586,800      --          --        86      --      163,612       --          --          --     163,698
Redemption of
common stock       --      (264,600)     --          --        (2)     --         (641)      --          --          --        (643)
                -------- ----------- ----------   -------  -------  -------  ----------  --------  ----------  -----------  --------
Balance as of
December 31, 2003  --    39,601,834  14,023,454      --       396     140      206,831     97,885        --          237    305,489
Comprehensive
income:
   Net income      --         --         --          --        --      --          --     149,179        --          --     149,179
   Other
    comprehensive
    income,
    net of tax,
    related to
    cash
    flow hedge     --         --         --          --        --      --          --        --           --         499        499
                                                                                                                            --------
     Total
     comprehensive
     income                                                                                                                 149,678
Issuance of
common stock,
net of
forfeitures       --        45,203       --         --         1      --        1,084       --           (77)       --        1,008
Conversion of
common stock      --        40,000     (40,000)     --        --      --           --       --           --         --         --
                -------- ----------- -----------   -------  -------  -------  ----------  --------  ----------  ----------  --------
Balance
as of
December 31, 2004 --    39,687,037  13,983,454   $  --       397      140     207,915    247,064         (77)       736     456,175
                ======== =========== ===========   =======  =======  =======  ==========  ========  ==========  ==========  ========

See accompanying notes to consolidated financial statements.


                          NELNET, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2004, 2003, and 2002
                                                                             2004         2003         2002
                                                                          -----------  -----------  ------------
                                                                                  (Dollars in thousands)
Net income                                                                $ 149,179       27,103        48,538
Adjustments to reconcile net income to net
    cash provided by operating activities,
    net of business acquisitions:
      Depreciation and amortization, including
        loan premiums and deferred origination costs                         96,725      101,375        93,864
      Derivative market value adjustment                                     11,918        1,183        (2,962)
      Ineffectiveness of cash flow hedge                                         89         (118)          --
      Non-cash compensation expense                                             696        5,166           --
      Gain on sale of fixed asset                                            (3,037)        --             --
      Income from equity method investments                                    (958)        (778)         (279)
      Minority interest in subsidiary loss                                     --           (109)         (376)
      Deferred income tax expense (benefit)                                  11,781       (3,197)       (8,475)
      Provision (recovery) for loan losses                                     (529)      11,475         5,587
      Decrease (increase) in accrued interest receivable                    (50,392)     (19,618)        3,619
      Decrease (increase) in accounts receivable                              1,332       (2,451)       918
      Decrease (increase) in other assets                                    20,127       (6,973)       (7,329)
      Increase (decrease) in accrued interest payable                        28,488       (3,072)         (894)
      Increase (decrease) in other liabilities                              (24,337)      43,013         1,999
                                                                          -----------  -----------  ------------
              Net cash provided by operating activities                     241,082      152,999       134,210
                                                                          -----------  -----------  ------------
Cash flows from investing activities:
      Originations, purchases, and consolidations
        of student loans, including loan premiums
        and deferred origination costs                                   (3,485,907)  (3,566,803)   (2,534,693)
      Purchases of student loans, including loan premiums,
        from a related party                                               (671,396)    (735,540)     (384,166)
      Net proceeds from student loan principal
        payments and loan consolidations                                  1,223,184    2,325,531     1,724,077
      Proceeds from sale of fixed asset                                       3,573         --             --
      Purchases of furniture, equipment, and leasehold improvements         (16,456)     (16,361)      (13,408)
      Decrease (increase) in restricted cash                                     61      (63,560)     (357,045)
      Purchases of restricted investments                                  (954,489)    (449,959)     (318,822)
      Proceeds from maturities of restricted investments                    853,348      442,610       267,089
      Purchase of equity method investments                                 (10,110)       --             --
      Distributions from equity method investments                              970        --             --
      Purchase of loan origination rights                                    (7,899)       --             --
      Business acquisitions, net of cash acquired                           (17,876)      (1,760)      (20,809)
                                                                         -----------  -----------  ------------
              Net cash used in investing activities                      (3,082,997)  (2,065,842)   (1,637,777)
                                                                         -----------  -----------  ------------
Cash flows from financing activities:
      Payments on bonds and notes payable                                (3,536,093)  (2,350,860)   (2,259,769)
      Proceeds from issuance of bonds and notes payable                   6,234,813    4,269,849     3,781,474
      Payment of debt issuance costs                                        (15,375)     (11,739)      (11,429)
      Dividend distribution                                                    --           --         (2,994)
      Redemption of common stock                                               --          (643)          --
      Net proceeds from issuance of common stock                                312      164,504          --
                                                                         -----------  -----------  ------------
              Net cash provided by financing activities                   2,683,657    2,071,111     1,507,282
                                                                         -----------  -----------  ------------
Effect of exchange rate fluctuations on cash                                   (176)       --             --
              Net (decrease) increase in cash and cash equivalents         (158,434)     158,268         3,715
Cash and cash equivalents, beginning of year                                198,423       40,155        36,440
                                                                         -----------  -----------  ------------
Cash and cash equivalents, end of year                                    $  39,989      198,423        40,155
                                                                         ===========  ===========  ============
Supplemental disclosures of cash flow information:
      Interest paid                                                       $ 216,275      190,615       222,528
                                                                         ===========  ===========  ============
      Income taxes paid, net of refunds                                   $  60,117       21,635        40,098
                                                                         ===========  ===========  ============

Supplemental disclosures of noncash operating, investing, and financing activities regarding acquisitions and the Company's cash flow hedge are contained in notes 4 and 14, respectively.

See accompanying notes to consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002


1.  DESCRIPTION OF BUSINESS

Nelnet, Inc. and its subsidiaries ("Nelnet" or the "Company") is one of the leading education finance companies in the United States and is focused on providing quality student loan products and services to students and schools nationwide. The Company ranks among the nation's leaders in terms of total student loan assets.

The Company's business is comprised of three primary product and service offerings:

o ASSET MANAGEMENT, INCLUDING STUDENT LOAN ORIGINATIONS AND ACQUISITIONS. The Company provides student loan marketing, originations, acquisition, and portfolio management. The Company owns a large portfolio of student loan assets through a series of education lending subsidiaries. The education lending subsidiaries primarily invest in student loans, through an eligible lender trustee, made under Title IV of the Higher Education Act of 1965, as amended (the "Higher Education Act"). Certain subsidiaries also invest in non-federally insured student loans. The Company obtains loans through direct origination or through acquisition of loans. The Company also provides marketing, sales, managerial, and administrative support related to its asset generation activities.

    Student loans beneficially owned by the education lending subsidiaries include those originated under the Federal Family Education Loan Program ("FFELP" or "FFEL Program"), including the Stafford Loan Program, the Parent Loan for Undergraduate Students ("PLUS") program, the Supplemental Loans for Students ("SLS") program, and loans that consolidate certain borrower obligations ("Consolidation"). Title to the student loans is held by eligible lender trustees under the Higher Education Act for the benefit of the education lending subsidiaries. The financed eligible loan borrowers are geographically located throughout the United States. The bonds and notes outstanding are payable primarily from interest and principal payments on the student loans, as specified in the resolutions authorizing the sale of the bonds and notes.

o STUDENT LOAN AND GUARANTEE SERVICING. The Company services its student loan portfolio and the portfolios of third parties. Servicing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company's own portfolio, in addition to generating fee revenue when performed for third-party clients. As of December 31, 2004, the Company's U.S. operations serviced or provided complete outsourcing of servicing activities for $21.1 billion in student loans, including $11.9 billion of loans in its portfolio. In December 2004, the Company purchased EDULINX Canada Corporation ("EDULINX") and its wholly owned subsidiary, Tricura Canada, Inc. ("Tricura"). EDULINX is a Canadian corporation that engages in servicing Canadian student loans. As of December 31, 2004, EDULINX serviced $7.2 billion ($8.7 billion in Canadian dollars) in student loans.

    The Company also provides servicing support to guaranty agencies, which includes system software, hardware and telecommunication support, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services. As of December 31, 2004, the Company provided servicing support to agencies that guarantee more than $19 billion of FFELP loans.

o SERVICING SOFTWARE. The Company uses internally developed student loan servicing software and also provides this software to third-party student loan holders and servicers. As of December 31, 2004, the Company's software was used to service more than $50 billion in student loans, which included $29 billion serviced by third parties using the Company's software.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company owns the stock of various corporations that are engaged in the securitization of education finance assets. The Company's education lending subsidiaries are separate entities holding beneficial interests in eligible loans, subject to creditors with specific interests. The liabilities of the Company's education lending subsidiaries are not the obligations of the Company or any of its other subsidiaries and cannot be consolidated in the event of bankruptcy. The transfers of student loans to the eligible lender trusts do not qualify as sales under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as the trusts continue to be under the effective control of the Company. All the financial activities and related assets and liabilities, including debt, of the securitizations are reflected in the Company's consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

The entities accounted for under the equity method and the Company's ownership percentages as of December 31, 2004 and 2003 are summarized below:

                                                     As of December 31,
                                                      ----------------
                                                       2004      2003
                                                      ------   -------
                5280 Solutions, Inc.                    50 %      50 %
                FirstMark Services LLC                  50        50
                Nelnet Mentor LLC                       50        50
                Premiere Credit of North America, LLC   50        --
                infiNET Integrated Solutions, Inc.      50        --

As of December 31, 2004 and 2003, other assets in the accompanying consolidated balance sheets includes $11.7 million and $1.6 million, respectively, of investment in the entities accounted for under the equity method. Included in these balances is $8.0 million of excess cost that is not being amortized as of December 31, 2004. The Company would recognize a loss on this excess cost if there was a loss in value of any equity method investment that is other than a temporary decline. For the years ended December 31, 2004, 2003, and 2002, income from the equity method investments of approximately $958,000, $778,000, and $279,000, respectively, is included in software services and other income in the accompanying consolidated statements of income.

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

STUDENT LOANS RECEIVABLE

Investments in student loans, including unamortized premiums and deferred origination costs, are recorded at cost, net of the allowance for loan losses. Student loans consist of federally insured student loans, non-federally insured student loans, and student loan participations.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management's estimate of probable losses on student loans. This evaluation process is subject to numerous estimates and judgments. The Company evaluates the adequacy of the allowance for loan losses on its federally insured loan portfolio separately from its non-federally insured loan portfolio.

The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company's loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government guarantees 98% of principal and interest of federally insured student loans, which limits the Company's loss exposure to 2% of the outstanding balance of the Company's federally insured portfolio.

Effective June 1, 2004, the Company was designated as an Exceptional Performer by the U.S. Department of Education (the "Department") in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFELP default claims submitted for reimbursement during the 12-month period following the effective date of its designation. The Company is not subject to the 2% risk sharing loss for eligible claims submitted during this 12-month period. Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100% reimbursement. In 2004, the Company's allowance and the provision for loan losses were each reduced by $9.4 million to account for the estimated effects of the Exceptional Performance designations.

As of December 31, 2004, service providers designated as an Exceptional Performer serviced more than 99% of the Company's federally insured loans. Of this 99%, third parties serviced approximately 9%. The Company is entitled to receive this benefit as long as it and/or its other service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. If the Company or a third party servicer were to lose its Exceptional Performance designation, either by the Department discontinuing the program or the Company or third party servicer not meeting the required servicing standards, loans serviced by the Company or third party would become subject to the 2% risk sharing loss for all claims submitted after any loss of the designation.

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, months in repayment, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. The Company places a non-federally insured loan on nonaccrual status and charges off these uninsured loans when the collection of principal and interest is 120 days past due.

The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that the Company's management believes is adequate to cover probable losses inherent in the loan portfolio.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all investments with maturities when purchased of three months or less to be cash equivalents.

RESTRICTED CASH AND RESTRICTED INVESTMENTS

The Company's restricted cash and restricted investments are held by the trustees in various accounts, subject to use restrictions imposed by the trust indenture. The Company recognizes all restricted cash and restricted investments held by trustees on the consolidated balance sheets.

RESTRICTED CASH - DUE TO LOAN PROGRAM CUSTOMERS/DUE TO LOAN PROGRAM CUSTOMERS

As a servicer of student loans, the Company collects student loan remittances and subsequently disburses these remittances to the appropriate lending entities. In addition, the Company requests funding from lenders and subsequently disburses loan funds to borrowers and schools on behalf of borrowers. Cash collected for customers and the related liability are included in the accompanying consolidated balance sheets. Interest income earned, net of service charges, by the Company on this cash for the years ended December 31, 2004, 2003, and 2002 was approximately $1,017,000, $213,000, and $930,000, respectively.

EDULINX has several bank accounts used for the purpose of disbursing and collecting student loan funds on behalf of its customers. These funds are not the property of EDULINX, but rather are held in trust for the various stakeholders. Accordingly, they are not reflected on the accompanying consolidated balance sheets. As of December 31, 2004, the cumulative cash balance held in trust at EDULINX was $18.4 million.

GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the difference between the purchase price incurred in acquisitions using the purchase method of accounting and the fair value of the net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is assessed for impairment at least annually. During this assessment, management relies on a number of factors, including operating results, business plans, and anticipated future cash flows.

Intangible assets, consisting of lender relationships, loan origination rights, servicing system software, and other intellectual property, are being amortized on a straight-line basis over the expected periods to be benefited, ranging from 36 to 120 months.

FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

Furniture and equipment are carried at cost, net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred, and major improvements, including leasehold improvements, are capitalized. Gains and losses from retirement of furniture, equipment, and leasehold improvements are included in determining net income. The Company uses accelerated and straight-line methods for recording depreciation and amortization. Accelerated methods are used for certain equipment and software when this method is believed to provide a better matching of income and expenses.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, such as furniture, equipment, leasehold improvements, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

Goodwill and intangible assets not subject to amortization are tested annually for impairment. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's estimated fair value.

There were no impairments of long-lived assets, goodwill, or intangible assets not subject to amortization in 2004, 2003, or 2002.

SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL-USE

Certain direct development costs associated with internal-use software are capitalized, including external direct costs of services and payroll costs for employees devoting time to the software projects. These costs are included in furniture, equipment, and leasehold improvements and are amortized over a period of three years beginning when the asset is placed into service. During the years ended December 31, 2004 and 2003, the Company capitalized $4.3 million and $1.4 million, respectively, in costs related to internal-use software development. No costs were capitalized in 2002. Amortization of internal-use software was $0.5 million during the year ended December 31, 2004. There was no amortization of internal-use software in 2003 and 2002.

OTHER ASSETS

Other assets are recorded at cost or amortized cost and consist primarily of prepaid bond insurance, debt issuance costs, deferred tax assets, income taxes receivable, investments in entities accounted for under the equity method, and deposits. Prepaid bond insurance and debt issuance costs are amortized using the straight-line method and effective interest methods, respectively, over the estimated lives of the bonds and notes payable.

REVENUE RECOGNITION

Student Loan Income - The Company recognizes student loan income using the interest method, net of amortization of loan premiums and deferred origination costs. Loan income is recognized based on the expected yield of the loan after giving effect to borrower utilization of incentives for timely payment ("borrower benefits") and other yield adjustments. The effect of borrower benefits on student loan yield is based on borrowers who are eligible for the incentives. The interest is paid by the Department or the borrower, depending on the status of the loan at the time of the accrual. In addition, the Department makes quarterly interest subsidy payments on certain qualified FFELP loans until the student is required under the provisions of the Higher Education Act to begin repayment. Repayment of FFELP loans normally begins within six months after completion of the loan holder's course of study, leaving school, or ceasing to carry at least one-half the normal full-time academic load, as determined by the educational institution. Repayment of PLUS and Consolidation loans normally begins within 60 days from the date of loan disbursement, and repayment of SLS loans begins within one month after completion of course study, leaving school, or ceasing to carry at least the normal full-time academic load, as determined by the educational institution. Repayment of non-federally insured loans typically begins six months following a borrower's graduation from a qualified institution and the interest is either paid by the borrower or capitalized annually or at repayment.

The Department provides a special allowance to lenders participating in the FFEL Program. The special allowance is accrued using the interest method based upon the average rate established in the auction of 13-week Treasury Bills in the previous quarter relative to the yield of the student loan. Under certain circumstances, the special allowance is reduced by approximately one-half for loans that were originated or purchased from funds obtained from issuance of tax-exempt obligations, depending upon the issuance date of the obligation.

Loan premiums and deferred origination costs are amortized over the estimated lives of the related loans in accordance with SFAS No. 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The Company periodically evaluates the assumptions used to estimate the life of the loans. The Company also pays the Department an annual 105 basis point rebate fee on Consolidation loans. The amortization of loan premiums and deferred origination costs and rebate fees incurred are netted against student loan income.

Loan and Guarantee Servicing Income - Loan and guarantee servicing fees are determined according to agreements with customers and are calculated based on the dollar value or number of loans serviced or amounts collected for each customer. Revenue is recognized when earned pursuant to applicable agreements, and when ultimate collection is assured. As of December 31, 2004 and 2003, the Company's U.S. operations serviced $21.1 billion and $18.7 billion, respectively, of loans, including $11.9 billion and $9.2 billion of Company-owned loans. As of December 31, 2004, the Company also serviced $7.2 billion ($8.7 billion in Canadian dollars) in student loans through its Canadian operations.

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

Software Services - The Company accounts for software revenues in accordance with the AICPA's Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 provides guidance on when and in what amounts income should be recognized for licensing, selling, leasing, or otherwise marketing computer software. Income for contracts with customers that does not require significant production, modification, or customization of software is recognized when all the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, vendors fee is fixed and determinable, and collectibility is probable. Income paid on maintenance and enhancement agreements for services to be performed in subsequent periods is deferred and recognized in income over the life of the agreements.

MINORITY INTEREST

In 2003 and 2002, minority interest reflected the proportionate share of shareholders' equity and loss attributable to the minority shareholders of Student Partner Services. In 2003, the Company purchased the remaining minority interest of Student Partner Services.

The Company allocated its non-wholly owned subsidiary, Infovisa, Inc.'s ("Infovisa") income or loss proportionately between the Company's percentage interest and the remaining percentage minority interest. When losses applicable to the minority interest exceeded the minority interest in equity capital, such excess was charged against the Company's interest as a charge to retained earnings in the Company's shareholders' equity. When earnings were generated applicable to the minority interest, the Company's interest was credited through retained earnings to the extent of losses previously charged to retained earnings. For purposes of reporting on the Company, these changes are reflected in additional paid-in capital, as retained earnings are those of the Company. During 2002, Infovisa was sold to a related party and the minority interest loss was recaptured through additional paid-in capital at the date of sale.

DERIVATIVES AND HEDGING ACTIVITIES

The Company's derivatives and hedging activities are recorded in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133 ("SFAS No. 133"). These statements establish accounting and reporting standards for derivative instruments and hedging activities, as defined, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. The fair value of the Company's derivative instruments is determined from market quotes from independent security brokers.

The Company has entered into certain derivative instruments such as interest rate swaps, caps, and basis swaps as part of managing its interest rate risk. Interest rate swaps are used to exchange fixed and floating rate interest payment obligations, while caps are used to protect the Company's income statement from unfavorable movements in interest rates while allowing benefit from favorable movements. Basis swaps are used to convert variable-rate debt from one interest rate index to another to match the interest rate characteristics of the assets. The Company uses basis swaps to change the index of the LIBOR-based debt to better match the cash flows of student loan assets.

All derivative instruments that qualify for hedge accounting pursuant to SFAS No. 133 are recorded at fair value and classified either as a hedge of the fair value of a recognized asset or liability ("fair value hedge") or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability of a forecasted transaction ("cash flow hedge"). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the items hedged, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

Changes in the fair value of a derivative instrument that is highly effective and is designated and qualifies as a fair value hedge and the offsetting changes in the fair value of the hedged item are recorded in the income statement. Changes in the fair value of a derivative instrument that is highly effective and designated and qualifies as a cash flow hedge are recognized in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The Company performs an assessment, both at inception of the hedge and on a quarterly basis thereafter, to determine whether these derivative instruments are highly effective in offsetting changes in the value of the hedged items. Any change in fair value resulting from hedge ineffectiveness is immediately recorded in the income statement.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item; the derivative expires or is sold, terminated, or exercised; the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur; or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

Changes in the fair value of derivative instruments that do not qualify for hedge accounting are reported in current period earnings.

Net settlement income (expense) on derivatives that do not qualify as hedges under SFAS No. 133 are included in the derivative market value adjustment on the income statement. As a result, the derivative market value adjustment includes both the unrealized changes in the fair value of the Company's derivatives, as well as the net settlements on those derivatives that do not qualify as hedges under SFAS No. 133.

TRANSLATION OF FOREIGN CURRENCY

The Company's foreign subsidiary, EDULINX, uses the Canadian dollar as its functional currency. The assets and liabilities of EDULINX are translated to U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Translation gains or losses (net of tax) are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. EDULINX was purchased in December 2004, thus, the translation gain was insignificant for the year ended December 31, 2004.

INCOME TAXES

Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company's assets and liabilities. To the extent the tax laws change, deferred tax assets and liabilities are adjusted in the period that the tax change is enacted.

Income tax expense includes deferred tax expense, which represents the net change in the deferred tax asset or liability balance during the year, plus any change made in the valuation allowance, and current tax expense, which represents the amount of tax currently payable to or receivable from a tax authority plus amounts for expected tax deficiencies (including both tax and interest).

In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a reserve for expected controversies with the Internal Revenue Service and various state taxing authorities when it is deemed that deficiencies arising from such controversies are probable and reasonably estimable. This reserve includes both tax and interest on these deficiencies.

EARNINGS PER SHARE

The basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the periods presented. The weighted average number of shares for the years ended December 31, 2004, 2003, and 2002 were 53,648,605, 45,501,583, and 44,971,290, respectively. Nelnet had no common stock equivalents and no potentially dilutive common shares during the years presented.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the 2004 consolidated financial statement presentation.

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

3.  RECENT DEVELOPMENTS

A portion of the Company's FFELP loan portfolio is comprised of loans that are currently or were financed prior to September 30, 2004 with tax-exempt obligations issued prior to October 1, 1993. Based upon provisions of the Higher Education Act and related interpretations by the Department, the Company is entitled to receive special allowance payments on these loans providing the Company with a 9.5% minimum rate of return (the "9.5% Floor"). In May 2003, the Company sought confirmation from the Department regarding whether it was allowed to receive these special allowance payments based on the 9.5% minimum rate of return. While pending satisfactory resolution of this issue with the Department, the Company deferred recognition of the interest income that was generated by these loans in excess of income based upon the standard special allowance rate. In June 2004, after consideration of certain clarifying information received in connection with the guidance it had sought, and based on written and verbal communications with the Department, the Company concluded that the earnings process had been completed related to the special allowance payments on these loans and recognized $124.3 million of deferred interest income in the second quarter of 2004. As of December 31, 2003, the amount of deferred excess interest income on these loans was $42.9 million and was included in other liabilities on the Company's consolidated balance sheet.

Following the Company's disclosures related to recognition of such income, Senator Edward M. Kennedy, by letter to the Secretary of Education dated August 26, 2004, requested information as to whether the Department had approved of the Company's receipt of the 9.5% Floor income and, if not, why the Department had not sought to recover claimed subsidies under the 9.5% Floor. By letter dated September 10, 2004, the Company furnished to the Department certain background information concerning the growth of the 9.5% Floor loans in its portfolio, which information had been requested by the Department. Senator Kennedy, in a second letter to the Securities and Exchange Commission ("SEC") dated September 21, 2004, requested that the SEC investigate the Company's activities related to the 9.5% Floor. More specifically, Senator Kennedy raised concerns about the Company's disclosures in connection with its decision to recognize the previously deferred income, and trading of Company securities by Company executives following such disclosures. On September 27, 2004, the Company voluntarily contacted the SEC to request a meeting with the SEC Staff. The Company's request was granted, and representatives of the Company met with representatives of the SEC Staff on October 12, 2004. Company representatives offered to provide to the SEC information that the SEC Staff wished to have relating to the issues raised in Senator Kennedy's letter. By letter dated October 14, 2004, the SEC Staff requested that, in connection with an informal investigation, the Company provide certain identified information. The Company has furnished to the SEC Staff the information it has requested and is fully cooperating with the SEC Staff in its informal investigation.

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

4.  ACQUISITIONS

The Company has positioned itself for growth by building a strong foundation through acquisitions. Although the Company's assets, loan portfolios, and fee-based revenues increase through such transactions, a key aspect of each transaction is its impact on the Company's prospective organic growth and the development of its integrated platform of services.

On June 30, 2001, the Company acquired 51% of the voting control of GuaranTec, LLP ("GuaranTec") for $2.6 million. On January 1, 2002, the Company acquired the remaining 49% of GuaranTec for $4.5 million from an entity under common control with the Company. The excess purchase price over the acquiree's carrying value was $3.0 million. As the 49% interest was acquired from an entity under common control, the excess purchase price was recorded as a dividend distribution in the consolidated statement of shareholders' equity in 2002.

On January 2, 2002, the Company acquired Idaho Financial Associates, Inc. ("IFA") for $17.0 million. The acquisition was accounted for under purchase accounting. The assets and liabilities of IFA were recorded at fair value. An intangible asset, representing servicing system software and other intellectual property, of $14.2 million was recorded and is being amortized over its estimated useful life of three years. The results of operations of IFA have been included in the consolidated financial statements since the date of acquisition.

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

On May 9, 2002, the Company acquired Charter Account Systems, Inc. ("Charter") for $6.8 million. The acquisition was accounted for under purchase accounting. The assets and liabilities of Charter were recorded at fair value. An intangible asset, representing servicing system software and other intellectual property, of $6.8 million was recorded and is being amortized over its estimated useful life of three years. The excess purchase price and acquisition costs over the fair value of the net identifiable assets acquired was $2.6 million and has been recognized as goodwill. The results of operations of Charter have been included in the consolidated financial statements since the date of acquisition.

The Company acquired IFA and Charter to provide student loan servicing software solutions to the student lending industry. The allocation of the purchase price for the IFA and Charter acquisitions is shown below (dollars in thousands):

        Cash and investments                               $   2,972
        Accounts receivable                                    1,390
        Intangible assets                                     21,061
        Excess cost over fair value of net assets acquired     2,551
        Deferred revenue and other liabilities                (4,193)
                                                           ----------
                      Total purchase price                  $ 23,781
                                                           ==========

On August 7, 2003, the Company acquired Nelnet Capital, LLC ("Nelnet Capital") for $2.6 million from affiliated parties. The acquisition was accounted for under purchase accounting. The results of operations of Nelnet Capital have been included in the consolidated financial statements from the date of acquisition.

On January 28, 2004, the Company acquired 50% of the membership interests in Premiere Credit of North America, LLC ("Premiere"). Premiere is a collection services company that specializes in collection of educational debt. Total consideration paid by the Company for Premiere was $5.3 million, $2.3 million of which represents excess purchase price, which will not be amortized. Included in the Premiere purchase agreement is a "call" option, which expires six years after the purchase date, that allows the Company to purchase 100% ownership of Premiere at a price as determined in the agreement. In addition, Premiere has a "put" option, which expires five years after the purchase date, to require the Company to purchase 100% ownership of Premiere at a price as determined in the agreement. The Company is accounting for Premiere using the equity method of accounting. The investment in Premiere is included in other assets on the consolidated balance sheet.

On March 11, 2004, the Company acquired rights, title, and interest in certain assets of the Rhode Island Student Loan Authority ("RISLA"), including the right to originate student loans in RISLA's name without competition from RISLA for a term of 10 years. Total consideration paid by the Company for the rights to originate student loans was $7.9 million, which will be amortized over 10 years. These origination rights are included in intangible assets on the consolidated balance sheet. The Company also purchased certain assets, consisting primarily of furniture and equipment from RISLA for $0.3 million and a portfolio of federally insured loans with an aggregate outstanding balance of $175.1 million. The Company further agreed to provide administrative services in connection with certain of the indentures governing debt securities of RISLA for a 10-year period.

On April 19, 2004, the Company purchased 100% of SLAAA Acquisition Corp. ("SLAAA") and its wholly owned subsidiaries, Student Loan Acquisition Authority of Arizona LLC and SLAAA Management Company, for $11.1 million, including direct acquisition costs. SLAAA is a student loan secondary market. The excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was $6.0 million and has been recognized as goodwill. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

The allocation of the purchase price for SLAAA is shown below (dollars in thousands):

        Cash and cash equivalents                            $     277
        Restricted cash                                         97,864
        Student loans and accrued interest                     146,173
        Other assets                                               133
        Excess cost over fair value of net assets acquired       5,971
        Bonds and notes payable and accrued interest          (238,645)
        Other liabilities                                         (667)
                                                             ----------
                 Total purchase price                        $  11,106
                                                             ==========

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

On April 20, 2004, the Company purchased 50% of the stock of infiNET Integrated Solutions, Inc. ("infiNET"). InfiNET provides customer-focused electronic transactions, information sharing, and account and bill presentment for colleges, universities, and healthcare organizations. Total consideration paid by the Company for infiNET was $4.9 million, which generated $5.7 million of excess purchase price that will not be amortized. The Company is accounting for infiNET using the equity method of accounting. The investment in infiNET is included in other assets on the consolidated balance sheet.

On December 1, 2004, the Company purchased 100% of EDULINX and its wholly owned subsidiary, Tricura, for $7.0 million. The purchase price is subject to change based on certain post-closing adjustments, as defined in the purchase agreement. In addition to the post-closing adjustments, an additional payment of approximately $6.3 million is to be paid by the Company if EDULINX obtains an extension or renewal of a significant customer servicing contract that currently expires in February 2006. This contingency payment is due following the date on which such extension or renewal period of the servicing contract commences. The acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

The purchase price allocation for EDULINX has not yet been finalized due to the acquisition occurring late in the fiscal year. The preliminary allocation of the purchase price for EDULINX is shown below (dollars in thousands):

        Accounts receivable                                  $  11,273
        Intangible assets                                        3,820
        Furniture, equipment, and leasehold improvements         5,464
        Other assets                                             1,180
        Other liabilities                                      (14,690)
                                                              ---------
               Total purchase price                          $   7,047
                                                              =========

The following unaudited pro forma information presents the combined results of the Company as though the 2004 acquisitions of EDULINX and SLAAA occurred on January 1, 2003. The pro forma financial information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of the period or that may be attained in the future.

                                                             Pro forma
                                                              year ended
                                                             December 31,
                                                      --------------------------
                                                          2004           2003
                                                      -------------   ----------
                                                         (Dollars in thousands)
                                                               (Unaudited)
Net interest income                                    $   398,930       176,408
Other income                                               122,636       165,213
Net income                                                 145,842        23,404
Weighted average shares outstanding, basic and diuted   53,648,605    45,501,583
Earnings per share, basic and diluted                  $      2.72          0.52


The pro forma information presenting the combined operations of the Company as though the 2003 and 2002 acquisitions occurred on January 1, 2003 and January 1, 2002, respectively, is not significantly different than actual 2003 or 2002 results.

5.  RECAPITALIZATION

Effective August 14, 2003, the shareholders of the Company approved amended and restated articles of incorporation. The amended and restated articles of incorporation effected a recapitalization of the Company whereby each share of Class A voting common stock and each share of Class B nonvoting common stock held by two principal shareholders and a related entity (the "Principal Shareholders") was converted into 210 shares of new Class B common stock, and each share of Class B nonvoting common stock (other than those owned by the Principal Shareholders) was converted into 210 shares of new Class A common stock. Also, effective with the conversion of the Class B shares to Class A

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

shares, certain former Class B shareholders converted their new Class B shares into new Class A shares. The new Class B common stock has ten votes per share, and the new Class A common stock has one vote per share. Each Class B share is convertible at any time at the holder's option into one Class A share. With the exception of the voting rights and the conversion feature, the Class A and Class B shares are identical in terms of other rights, including dividend and liquidation rights. The Company's shareholders' equity has been restated to reflect the new capital stock structure for all periods presented.

On December 11, 2003, the Company consummated an initial public offering. The Company sold 8,000,000 shares of Class A common stock at a price of $21 per share for net proceeds of $152.2 million. On December 22, 2003, the underwriters exercised their over-allotment option and purchased an additional 586,800 shares at $21 per share, which yielded net proceeds to the Company of $11.5 million.

In August 2004, a principal shareholder gifted 40,000 Class B shares of common stock to certain charitable organizations. Per the Company's articles of incorporation, these shares automatically converted to Class A shares upon transfer.

6.  RESTRICTED INVESTMENTS

The Company's restricted investments are held by a trustee in various accounts subject to use restrictions and consist of guaranteed investment contracts, commercial banking deposits, and repurchase agreements, which are classified as held-to-maturity. Due to the characteristics of the investments, there is no available or active market for these types of financial instruments. These investments are guaranteed and are purchased and redeemed at par value, which equals their cost as of December 31, 2004 and 2003. The carrying value of these investments by contractual maturity is shown below:

                                            As of December 31,
                                          -----------------------
                                             2004         2003
                                          ----------   ----------
                                           (Dollars in thousands)
        Over 1 year through 5 years      $   22,023        1,714
        After 5 years through 10 years          --        30,038
        After 10 years                      259,806      148,936
                                          ----------   ----------
                                         $  281,829      180,688
                                          ==========   ==========

7.  STUDENT LOANS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

Student loans receivable as of December 31, 2004 and 2003 consisted of the following:

                                                                        As of December 31,
                                                                     -----------------------
                                                                         2004        2003
                                                                     -----------  ----------
                                                                      (Dollars in thousands)
      Federally insured loans                                       $ 13,208,689   10,222,547
      Non-federally insured loans                                         90,405       92,327
                                                                     -----------  ----------
                                                                      13,299,094  10,314,874
      Unamortized premiums and deferred origination costs                169,992      156,594
      Less allowance for loan losses - federally insured loans               117        9,755
      Less allowance for loan losses - non-federally insured loans         7,155        6,271
                                                                     -----------  ----------
                                                                    $ 13,461,814  10,455,442
                                                                     ===========  ==========
     Federally insured allowance as a percentage
       of ending balance of federally insured loans                        0.00%        0.10%
     Non-federally insured allowance as a percentage
       of ending balance of non-federally insured loans                    7.91%        6.79%
     Total allowance as a percentage of ending balance of total loans      0.05%        0.16%



Federally insured loans may be made under the FFEL Program by certain lenders as defined by the Higher Education Act. These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Higher Education Act by an authorized guaranty agency, which has a contract of reinsurance with the Department. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 20 years. Interest rates on loans may be fixed or variable, dependent upon type, terms of loan agreements, and date of origination. Interest rates on loans currently range from 2.6% to 12.0% (the weighted average rate was 4.2% and 4.5% as of December 31, 2004 and 2003, respectively). Interest rates on variable-rate loans varies based on the average of the 91-day U.S. Treasury Bill rate.For FFELP loans, the education lending subsidiaries have entered into trust agreements in which unrelated financial institutions serve as the eligible lender trustees. As eligible lender trustees, the financial institutions act as the eligible lender in acquiring certain eligible student loans as an accommodation to the subsidiaries, which hold beneficial interests in the student loan assets as the beneficiaries of such trusts.

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

Substantially all FFELP loan principal and related accrued interest is guaranteed as defined by the Higher Education Act. These guarantees are made subject to the performance of certain loan servicing procedures stipulated by applicable regulations. If these due diligence procedures are not met, affected student loans may not be covered by the guarantees should the borrower default. The Company and its education lending subsidiaries retain and enforce recourse provisions against servicers and lenders under certain circumstances. Such student loans are subject to "cure" procedures and reinstatement of the guarantee under certain circumstances. Also, in accordance with the Student Loan Reform Act of 1993, student loans disbursed prior to October 1, 1993 are fully insured, and loans disbursed subsequent to October 1, 1993 are insured up to 98% of their principal amount and accrued interest, unless serviced by a servicer who has been designated as an Exceptional Performer by the Department, allowing these student loans to carry a 100% guarantee.

Student loans receivable also includes non-federally insured loans. The non-federally insured loan portfolio consists of privately insured and uninsured loans. The terms of the non-federally insured loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 20 years. Interest rates on the loans will vary based on the average of the 91-day U.S. Treasury Bill or the prime rate. The uninsured loans are not covered by guarantees or collateral should the borrower default. The privately insured loans are insured for 90% of their principal amount and accrued interest.

During 2004, the Company reclassified FFELP loans, and the related allowance, that have been rejected for reimbursement by the guarantor to the non-federally insured loan portfolio, because these loans are effectively uninsured. In the previous table, the reclassification is reflected for all periods presented.

The Company has provided for an allowance for loan losses related to the non-federally insured loans and federally insured loans. Activity in the allowance for loan losses for the years ended December 31, 2004, 2003, and 2002 is shown below:

                                           2004        2003          2002
                                        ----------  -----------   ----------
                                              (Dollars in thousands)
   Beginning balance                    $  16,026       12,000       10,242
   Provision for loan losses                 (529)      11,475        5,587
   Loans charged off, net of recoveries    (8,225)      (7,449)      (3,829)
                                        ----------  -----------   ----------
   Ending balance                       $   7,272       16,026       12,000
                                        ==========  ===========   ==========

8.  GUARANTY AND INSURANCE AGENCIES

As of December 31, 2004, Nebraska Student Loan Program, Inc., Colorado Student Loan Program, United Student Aid Funds, Inc., California Student Aid Commission, and Tennessee Student Assistance Corporation were the primary guarantors of the student loans beneficially owned by the education lending subsidiaries. Management periodically reviews the financial condition of its guarantors and does not believe the level of concentration creates an unusual or unanticipated credit risk. In addition, management believes that based on amendments to the Higher Education Act, the security for and payment of any of the education lending subsidiaries' obligations would not be materially adversely affected as a result of legislative action or other failure to perform on its obligations on the part of any guaranty agency. The education lending subsidiaries, however, offer no absolute assurances to that effect.

An education lending subsidiary also has a student loan indemnification agreement with a private insurer, under which a portion of the private loans are insured. The agreement indemnifies the education lending subsidiary for 90% of losses incurred resulting from borrower default. Upon default, all rights of recovery are subrogated to a private insurer. As of December 31, 2004 and 2003, a private insurer insured 31% and 33%, respectively, of the non-federally insured loans owned by the Company.

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

9.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of December 31, 2004 and 2003 consist of the following:

                                                                          As of December 31,
                                                            Useful      ----------------------
                                                             life          2004       2003
                                                          ------------  ----------- ----------
                                                                         (Dollars in thousands)
Lender relationship and loan origination rights
  (net of accumulated amortization of $4,376 and
  $2,690, respectively)                                  36-120 months  $  7,505      1,292
Servicing systems software and other intellectual
  property (net of accumulated amortization of
  $20,294 and $13,273, respectively)                       36 months         766      7,787
Intangible assets - EDULINX (net of accumulated
    amortization of $61)                                   60 months       3,716          --
                                                                        ----------- ----------
                                                                        $ 11,987      9,079
                                                                        =========== ==========

As discussed in note 4, the purchase price allocation for EDULINX is preliminary. The excess purchase price over net assets acquired is currently allocated to existing customer service contracts.

The Company recorded amortization expense on its intangible assets of $8.8 million, $12.8 million, and $22.2 million during the years ended December 31, 2004, 2003, and 2002, respectively. The Company will continue to amortize intangible assets over their remaining useful lives and estimates it will record amortization expense as follows (dollars in thousands):

                        2005               $      2,313
                        2006                      1,546
                        2007                      1,546
                        2008                      1,546
                        2009                      1,482
                        2010 and thereafter       3,554
                                             ------------
                                           $     11,987
                                             ============

The change in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 was as follows:

                                            2004        2003
                                         ----------  ----------
                                         (Dollars in thousands)
                Beginning balance      $   2,551       2,551
                Goodwill acquired          5,971         --
                                         ----------  ----------
                Ending balance         $   8,522       2,551
                                         ==========  ==========

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

10.  FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

Furniture, equipment, and leasehold improvements as of December 31, 2004 and 2003 consist of the following:

                                                          As of December 31,
                                            Useful     -----------------------
                                             life         2004         2003
                                          -----------  -----------  ----------
                                                       (Dollars in thousands)
Computer equipment and software           2-7 years   $  43,873       39,418
Office furniture and equipment            3-10 years     13,730       11,794
Leasehold improvements                    1-10 years      7,987        6,073
                                                       -----------  ----------
                                                         65,590       57,285
Accumulated depreciation and amortization                35,720       38,147
                                                       -----------  ----------
                                                      $  29,870       19,138
                                                       ===========  ==========

Depreciation and amortization expense for the years ended December 31, 2004, 2003, and 2002 related to furniture, equipment, and leasehold improvements was $10.6 million, $10.1 million, and $10.1 million, respectively.

11. BONDS AND NOTES PAYABLE

The education lending subsidiaries periodically issue bonds, commercial paper, short-term variable auction rate notes, taxable student loan asset-backed notes, and other credit facilities to finance the acquisition of student loans or to refinance existing debt. Most of the bonds and notes payable are primarily secured by the student loans receivable, related accrued interest, and by the amounts on deposit in the accounts established under the respective bond resolutions or financing agreements. The student loan interest margin ("SLIMS") notes are secured by the rights to residual cash flows from certain variable-rate bonds and notes and fixed-rate notes. Certain variable-rate bonds and notes and fixed-rate bonds of $1.0 billion and $1.2 billion as of December 31, 2004 and 2003, respectively, are secured by financial guaranty insurance policies issued by Municipal Bond Investors Assurance Corporation and Ambac Assurance Corporation.

The following table summarizes outstanding bonds and notes payable as of December 31, 2004 and 2003 by type of instrument:

                                                            As of December 31, 2004
                                                ------------------------------------------------
                                                  Carrying      Interest rate
                                                   amount          range        Final maturity
                                                ------------------------------------------------
                                                            (Dollars in thousands)
Variable-rate bonds and notes:
    Bonds and notes based on indices           $  7,449,652     1.84% - 3.25%   11/25/09 - 01/25/41
    Bonds and notes based on auction              3,590,920     1.70% - 2.55%   11/01/09 - 07/01/43
                                                 -----------
            Total variable-rate bonds and notes  11,040,572
Commercial paper and other                        2,532,393     2.24% - 2.37%   05/13/05 - 09/02/09
Fixed-rate bonds and notes                          712,641     5.20% - 6.68%   05/01/05 - 05/01/29
Other borrowings                                     15,000         6.00%           11/01/05
                                                -----------
                                               $ 14,300,606
                                                ===========

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

                                                            As of December 31, 2003
                                                ------------------------------------------------
                                                  Carrying      Interest rate
                                                   amount          range        Final maturity
                                                ------------------------------------------------
                                                            (Dollars in thousands)
Variable-rate bonds and notes:
    Bonds and notes based on indices           $  3,133,859     1.17% - 1.87%  05/01/07 - 01/25/37
    Bonds and notes based on auction              5,195,270     1.00% - 1.30%  11/01/09 - 07/01/43
                                                -------------
            Total variable-rate bonds and notes   8,329,129
Commercial paper and other                        2,051,738     1.11% - 1.15%  05/14/04 - 06/01/05
Fixed-rate bonds and notes                          927,694     5.50% - 6.68%  05/01/05 - 06/01/28
Other borrowings                                     57,897     1.30% - 6.00%  01/30/04 - 11/01/05
                                                -------------
                                               $ 11,366,458
                                                =============

In January, April, July, and September 2004, the Company consummated debt offerings of student loan asset-backed notes of $1.0 billion, $1.0 billion, $1.4 billion, and $2.0 billion, respectively, with final maturity dates ranging from 2009 through 2041. The majority of notes issued in these transactions have variable interest rates based on a spread to LIBOR or reset under auction procedures. Included in the January 2004 issuance was $210.0 million of notes with a fixed interest rate that resets August 25, 2005. The Company entered into a derivative financial instrument to convert this fixed interest rate to a variable rate until the August 2005 reset date. The proceeds from the September 2004 debt offering were used to redeem $1.7 billion of the Company's student loan asset-backed auction rate notes.

In July 2004, the Company redeemed a portion of its SLIMS for $47.4 million, which included a call-premium. The call-premium of $1.9 million and write-off of the unamortized debt issuance costs of $0.7 million were expensed during the year ended December 31, 2004 and are included in other operating expenses and interest on bonds and notes payable, respectively, in the consolidated statement of income.

The Company has a $35 million operating line of credit and a $50 million commercial paper commitment under two separate facilities that expire in September 2005. As of December 31, 2004, there was no amount outstanding under these facilities. As of December 31, 2003, there was $12.7 million outstanding under these facilities, which bore interest at the current commercial paper rate plus 0.25% (weighted average rate of 1.40% as of December 31, 2003).

EDULINX has an unsecured credit facility agreement with a Canadian financial institution that is cancelable by either party upon demand. The agreement includes a general security agreement over the assets of EDULINX and its subsidiary and has a credit limit of approximately $12.5 million ($15.0 million in Canadian dollars). There was no amount outstanding on this line as of December 31, 2004.

In May and October 2002, the Company consummated debt offerings of student loan asset-backed notes of $1.0 billion and $1.2 billion, respectively. In connection with these debt offerings, the Company entered into agreements with certain investment banks pursuant to which the Company will pay the investment banks a fee equal in the aggregate to 0.01% and 0.0075% per annum of the principal balance of the May and October 2002 notes, respectively. These fees are for credit enhancements to the notes whereby the investment banks will provide liquidity advances to the Company in the instance of disintermediation in the spread between student loan interest rates and the notes' interest rates as defined in the agreement. The total amount paid by the Company under these agreements was approximately $115,000, $155,000, and $72,000 during the years ended December 31, 2004, 2003, and 2002, respectively.

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

Bonds and notes outstanding as of December 31, 2004 are due in varying amounts as shown below (dollars in thousands). The student loan warehouse lines are renewable annually by underlying liquidity providers; therefore, they are reflected as maturing in 2005.

                2005                     $  2,292,443
                2006                          115,434
                2007                           93,718
                2008                           76,800
                2009                          723,088
                2010 and thereafter        10,999,123
                                          ------------
                                         $ 14,300,606
                                          ============

Generally, bonds bearing interest at variable rates can be redeemed on any interest payment date at par plus accrued interest. Subject to certain provisions, all bonds and notes are subject to redemption prior to maturity at the option of certain education lending subsidiaries.

An education lending subsidiary has irrevocably escrowed funds to make the remaining principal and interest payments on previously issued bonds and notes. Accordingly, neither these obligations nor the escrowed funds are included on the accompanying consolidated balance sheets. As of December 31, 2004 and 2003, $23.9 million and $22.2 million, respectively, of defeased debt remained outstanding.

As of December 31, 2004 and 2003, certain education lending subsidiaries had various short-term borrowing agreements with a maximum aggregate stated amount of $4.3 billion and $2.8 billion, respectively. The unused commitments under these warehouse agreements were $1.8 billion and $708 million as of December 31, 2004 and 2003, respectively.

Certain bond resolutions contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. Management believes the Company is in compliance with all covenants of the bond indentures and related credit agreements.

12. INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2004, 2003, and 2002 consists of the following components:

                                      2004       2003      2002
                                    --------  ---------   ---------
            (Dollars in thousands)
          Current:
              Federal              $ 67,616     20,742      33,204
              State                   5,106      1,750       2,950
                                    --------  ---------   ---------
                                     72,722     22,492      36,154
                                    --------  ---------   ---------
          Deferred:
              Federal                11,455     (2,982)     (7,717)
              State                   1,059       (215)       (758)
                                    --------  ---------   ---------
                                     12,514     (3,197)     (8,475)
                                    --------  ---------   ---------
                                   $ 85,236     19,295      27,679
                                    ========  =========   =========

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

The differences between the income tax provision computed at the statutory federal corporate tax rate and the financial statement provision for income taxes for the years ended December 31, 2004, 2003, and 2002 are shown below:

                                                 2004        2003       2002
                                               ----------  --------   --------

Tax expense at federal rate                      35.0    %   35.0      35.0
Increase (decrease) resulting from:
    State tax, net of federal income tax benefit  1.7         2.2       1.9
    Non-cash compensation expense                  --         3.9        --
    Other, net                                   (0.3)        0.6      (0.4)
                                               ----------  --------   --------
                                                 36.4    %   41.7      36.5
                                               ==========  ========   ========


The Company's net deferred income tax liability or asset, which is included in other liabilities and other assets as of December 31, 2004 and 2003, respectively, consists of the following components:

                                                  As of December 31,
                                              ---------------------------
                                                   2004          2003
                                              -----------     -----------
                                               (Dollars in thousands)
Deferred tax liabilities:
    Loan origination services                   $  14,398         5,819
    Prepaid expenses                                1,668            --
    Certain equity method investments               1,182           161
    Depreciation                                    2,237           599
    Other                                             459           489
                                                -----------   ----------
              Deferred tax liabilities             19,944         7,068
                                                -----------   ----------
Deferred tax assets:
    Student loans                                   3,957        10,539
    Accrued expenses                                2,187         1,566
    Basis in swap contracts                         4,793           389
    Amortization                                    6,015         3,185
    Other                                           1,379         1,103
                                                -----------   ----------
              Deferred tax assets                  18,331        16,782
                                                -----------   ----------
              Net deferred income tax
                (liability) asset                $ (1,613)        9,714
                                                ===========   ==========

No valuation allowance was considered necessary for the deferred tax assets as of December 31, 2004 and 2003. In assessing the realizability of the Company's deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected taxable income, carryback opportunities, and tax planning strategies in making the assessment of the amount of the valuation allowance.

As of December 31, 2004 and 2003, income taxes (payable) receivable of $(10.9) million and $1.7 million, respectively, are included in other liabilities and other assets on the consolidated balance sheets, respectively.

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

13.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the fair values of the Company's financial instruments as of December 31, 2004 and 2003:

                                                         As of December 31,
                                      ---------------------------------------------------------
                                                    2004                      2003
                                      ----------------------------  ---------------------------
                                       Fair value   Carrying value  Fair value  Carrying value
                                      ------------  --------------  ------------ --------------
                                                      (Dollars in thousands)
Financial assets:
    Student loans receivable         $13,757,289      13,461,814     10,628,895   10,455,442
    Cash and cash equivalents             39,989          39,989        198,423      198,423
    Restricted cash                      732,066         732,066        634,263      634,263
    Restricted investments               281,829         281,829        180,668      180,688
    Restricted cash - due to loan
      program customers                  249,070         249,070        141,841      141,841
    Accrued interest receivable          251,104         251,104        196,633      196,633
Financial liabilities:
    Bonds and notes payable           14,331,925      14,300,606     11,417,810   11,366,458
    Accrued interest payable              48,578          48,578         17,179       17,179
    Due to loan program customers        249,070         249,070        141,841      141,841
    Derivative instruments                11,895          11,895            677          677

CASH AND CASH EQUIVALENTS, RESTRICTED CASH - DUE TO LOAN PROGRAM CUSTOMERS, RESTRICTED CASH, ACCRUED INTEREST RECEIVABLE/PAYABLE, AND DUE TO LOAN PROGRAM CUSTOMERS

The carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.

STUDENT LOANS RECEIVABLE

The fair value of student loans receivable is estimated at amounts recently paid by the Company to acquire a similar portfolio of loans in the market.

RESTRICTED INVESTMENTS

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

DERIVATIVE INSTRUMENTS

The fair value of the derivative instruments, obtained from market quotes from independent security brokers, was the estimated net amount that would have been paid or received to terminate the respective agreements.

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

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

14. DERIVATIVE FINANCIAL INSTRUMENTS

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate volatility. The Company's goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. The Company views this strategy as a prudent management of interest rate sensitivity. The Company accounts for derivative instruments under SFAS No. 133, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. Management has structured all of the Company's derivative transactions with the intent that each is economically effective; however, the majority do not qualify for hedge accounting under SFAS No. 133.

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

The following table summarizes the notional values and fair values of the Company's outstanding derivative instruments as of December 31, 2004:

                                                               Weighted average
                          Fixed/              Floating/          fixed rate on
                          floating    Basis     fixed            fixed/floating
     Maturity              swaps (a) swaps (b) swaps (c)  Total       swaps
------------------------- --------- --------- --------- -------- -------------
                                     (Dollars in millions)
2005                     $ 1,187     1,000      210       2,397       2.20  %
2006                         613       500       --       1,113       2.99
2007                         512       --        --         512       3.42
2008                         463       --        --         463       3.76
2009                         312       --        --         312       4.01
2010                       1,138       --        --       1,138       4.25
                          -------- -------- --------   --------     ---------
         Total           $ 4,225     1,500      210       5,935       3.32 %
                          ======== ======== ========   ========     =========
Fair value (d)
(dollars in thousands)   $(7,763)   (2,769)  (1,363)    (11,895)
                          ======== ======== ========   ========

      ------------------------------------

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

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)


The Company accounts for derivative instruments under SFAS No. 133, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. As more fully described below, if certain criteria are met, derivative instruments are classified and accounted for by the Company as either fair value or cash flow hedges. If these criteria are not met, the derivative financial instruments are accounted for as trading.

FAIR VALUE HEDGES

As of December 31, 2004, there were no outstanding derivative instruments accounted for as fair value hedges.

CASH FLOW HEDGES

Cash flow hedges are generally used by the Company to hedge the exposure of variability in cash flows of a forecasted debt issuance. This strategy is used primarily to minimize the exposure to volatility from future interest rate changes. Gains and losses on the effective portion of a qualifying hedge are accumulated in other comprehensive income (net of tax) and reclassified to current period earnings over the period in which the stated hedged transactions impact earnings. Ineffectiveness is recorded immediately to earnings.

The Company accounts for one interest rate swap with a notional amount of $150 million that matures in September 2005 as a cash flow hedge. As of December 31, 2004 and 2003, the fair market value for this derivative was $1.2 million and $0.5 million, respectively. The following table shows the components of the change in accumulated other comprehensive income, net of tax, related to this interest rate swap for the years ended December 31, 2004 and 2003:

                                                        2004      2003
                                                     ---------  ---------
                                                     (Dollars in thousands)
Beginning balance                                    $    237        --

    Change in fair value of cash flow hedge               443        311
    Hedge ineffectiveness reclassified to earnings         56        (74)
                                                     ---------  ---------
       Total change in unrealized gain on derivative      499        237
                                                     ---------  ---------
Ending balance                                       $    736        237
                                                     =========  =========


The deferred gains for this derivative accumulated in other comprehensive income that are expected to be reclassed to earnings during the next 12 months are not material to the consolidated financial statements.

TRADING ACTIVITIES

When instruments do not qualify as hedges under SFAS No. 133, they are accounted for as trading. All outstanding derivative instruments, with the one exception noted previously, are accounted for as trading. The change in fair value of trading derivative instruments is recorded in the consolidated statements of income at each reporting date. In addition, the net settlements on these derivatives are included with the derivative market value adjustment on the consolidated statements of income.

The following is a summary of the amounts included in derivative market value adjustment and net settlements on the consolidated income statements for the years ended December 31, 2004, 2003, and 2002:


                                                    2004       2003      2002
                                                 ----------  --------  --------
                                                      (Dollars in thousands)
Change in fair value of derivative instruments  $  (11,918)   (1,183)    2,962
Settlements, net                                   (34,140)   (1,601)   (3,541)
                                                 ----------  --------  --------

Derivative market value adjustment and
  net settlements                               $  (46,058)   (2,784)     (579)
                                                 ==========  ========  ========

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)


15. EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has a 401(k) savings plan that covers substantially all of its U.S. employees. Employees may contribute up to 100% of their pre-tax salary, subject to IRS limitations. The Company made contributions to the plan of $2.1 million, $1.7 million, and $1.4 million during the years ended December 31, 2004, 2003, and 2002, respectively. Union Bank & Trust Company ("UB&T"), an entity under common control with the Company, serves as the trustee for the plan.

EFS, Inc., a wholly owned subsidiary of the Company, maintained two retirement plans which covered substantially all its employees. The first was a 401(k) savings plan and the second was a defined contribution pension plan, which is an employee stock ownership plan ("ESOP"). Upon acquisition by the Company, the ESOP sold its shares to the Company and distribution of the cash occurred in 2003. EFS, Inc. made contributions to the plan of approximately $208,000 for the year ended December 31, 2002. Effective April 1, 2002, employees participating in the EFS, Inc. 401(k) savings plan became eligible to participate in the Company's 401(k) plan.

EDULINX has a deferred profit sharing plan under which employees are entitled to benefits as a function of base salary, age, and years of service. Permanent full-time and permanent part-time employees may join the plan after 12 months of continuous service. For the period from December 1, 2004 to December 31, 2004, EDULINX made contributions to the plan of approximately $89,000.

EMPLOYEE SHARE PURCHASE PLAN

The Company has an employee share purchase plan pursuant to which employees are entitled to purchase common stock from payroll deductions at a 15% discount from market value. The employee share purchase plan is intended to enhance the Company's ability to attract and retain employees and to better enable such persons to participate in the Company's long-term success and growth.

A total of 1,000,000 Class A common stock shares are reserved for issuance under the employee share purchase plan, subject to equitable adjustment by the compensation committee in the event of stock dividends, recapitalizations, and other similar corporate events. All employees, other than those whose customary employment is 20 hours or less per week, who have been employed for at least six months, or another period determined by the Company's compensation committee not in excess of two years, are eligible to purchase Class A common stock under the plan. During the year ended December 31, 2004, the Company recognized compensation expense of approximately $150,000 in connection with issuing 18,844 shares under this plan.

RESTRICTED STOCK PLAN

The Company has a restricted stock plan that is intended to provide incentives to attract, retain, and motivate employees in order to achieve long-term growth and profitability objectives. The restricted stock plan provides for the grant to eligible employees of awards of restricted shares of Class A common stock. An aggregate of 1,000,000 shares of Class A common stock have been reserved for issuance under the restricted stock plan, subject to antidilution adjustments in the event of certain changes in capital structure.

On September 10, 2004, the Company issued 4,300 shares of its Class A common stock under the restricted stock plan. These shares vest at the end of two years. In December 2004, 350 shares of this issuance were forfeited. The unearned compensation of approximately $77,000 recorded in shareholders' equity on the consolidated balance sheet as of December 31, 2004 will be recognized as expense over the remaining vesting period. For the year ended December 31, 2004, the Company recognized compensation expense of approximately $17,000 related to shares issued under the restricted stock plan.

BOOK VALUE STOCK PLAN

In March 2003, the Company issued 331,800 shares of Class A common stock at a formula price based on book value to employees of the Company. Each new shareholder was required to sign a shareholder agreement that restricts the sale, assignment, pledge, or otherwise transfer of any interest in any of the shares of stock without obtaining the prior written consent of the holders of an aggregate of more than 50% of the Class A shareholders. The Company has the option to redeem the outstanding stock in the event of termination of employment, divorce, or change in control at the formula price based on book value at the redemption date.

The Company accounted for the stock issuance by applying the provisions of Emerging Issues Task Force ("EITF") 88-6, Book Value Stock Plans in an Initial Public Offering ("EITF 88-6"). Because the shareholder agreements did not provide any mechanism that converted the book value stock to market value stock upon completion of an initial public offering ("IPO"), the Company accounted for the transaction as book value stock that remains book value stock. The book value stock issued in March 2003 was presumed to have been issued in contemplation of the IPO and, thus, was subject to variable-plan accounting for actual changes in the book value of those shares from the date of issuance in accordance with the provisions of EITF 88-6.

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

Upon the consummation of the IPO, the shareholder agreements were terminated in accordance with an agreement entered into by all shareholders in August 2003. As a result, in the third quarter of 2003, the Company recognized a compensation charge of $5.2 million equal to the difference between the estimated IPO price (estimated fair value) of that number of shares and the total price paid by the employees.

DIRECTOR'S STOCK COMPENSATION PLAN

The Company has a share-based compensation plan for nonemployee directors pursuant to which nonemployee directors can elect to receive their annual retainer fees in the form of cash or Class A common stock. Up to 100,000 shares may be issued under the plan, subject to antidilution adjustments in the event of certain changes in capital structure. If a nonemployee director elects to receive Class A common stock, the number of shares of Class A common stock that will be awarded will be equal to the amount of the annual retainer fee otherwise payable in cash divided by 85% of the fair market value of a share of Class A common stock on the date the fee is payable. Nonemployee directors who choose to receive Class A common stock may also elect to defer receipt of the Class A common stock until termination of their service on the board of directors. Any dividends paid in respect of deferred shares during the deferral period will also be deferred in the form of additional shares and paid out at termination from the board of directors. The plan may be amended or terminated by the board of directors at any time, but no amendment or termination will adversely affect a nonemployee director's rights with respect to previously deferred shares without the consent of the nonemployee director.

On February 19, 2004, the Company issued 22,409 shares of its Class A common stock under the plan. These shares were issued in consideration for the board members' 2004 annual retainer fees. For the year ended December 31, 2004, the Company recognized approximately $529,000 of expense related to these shares.

NON-PENSION POST-RETIREMENT BENEFIT PLANS

EDULINX has non-pension post-retirement plans that consist of health care and life insurance plans. As of December 31, 2004, a liability related to these plans of $1.1 million is included in other liabilities on the accompanying consolidated balance sheets.

16. COMMITMENTS

The education lending subsidiaries acquire eligible loans on a regular basis from lending institutions as part of their normal business operations. As of December 31, 2004 and 2003, the education lending subsidiaries were committed to extend credit or to purchase up to $265.5 million and $287.4 million, respectively, in student loans at current market rates upon the sellers' request under various agreements. Commitments to extend credit are agreements to lend to a borrower as long as there is no violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses.

The Company is committed under noncancelable operating leases for office and warehouse space and equipment. Total rental expense incurred by the Company for the years ended December 31, 2004, 2003, and 2002 was $7.2 million, $6.1 million, and $6.9 million, respectively. Minimum future rentals under noncancelable operating leases are shown below (dollars in thousands):

                2005                       $ 5,879
                2006                         4,904
                2007                         4,156
                2008                         2,075
                2009                         1,269
                2010 and thereafter            673
                                           --------
                                           $18,956
                                           ========

17. RELATED PARTIES

The Company serviced loans for UB&T, an entity under common control with the Company, of $469 million and $544 million as of December 31, 2004 and 2003, respectively. Income earned by the Company from servicing loans for UB&T for the years ended December 31, 2004, 2003, and 2002 was $5.4 million, $5.4 million, and $5.5 million, respectively. As of December 31, 2004 and 2003, accounts receivable includes $0.6 million and $1.1 million, respectively, from UB&T for loan servicing. The loan servicing terms with UB&T were similar to those terms with unrelated entities.

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

The Company participates in the Short-Term Federal Investment Trust ("STFIT") of the Student Loan Trust Division of UB&T, which is included in cash and cash equivalents held at a related party and restricted cash - due to loan program customers on the accompanying consolidated balance sheets. As of December 31, 2004 and 2003, the Company had approximately $245.9 million and $71.1 million, respectively, invested in the STFIT or deposited at UB&T in operating accounts, of which approximately $210.8 million and $60.9 million, respectively, is cash collected for customers. The Company's participation in the STFIT had similar terms and investment yields as those prevailing for other nonaffiliated customers. Interest income earned by the Company on the amounts invested in the STFIT for the years ended December 31, 2004, 2003, and 2002 was $1.6 million, $1.0 million, and $1.7 million, respectively.

During the years ended December 31, 2004, 2003, and 2002, the education lending subsidiaries purchased student loans of $657.8 million, $726.0 million, and $377.8 million, respectively, from UB&T. Premiums paid on these loans totaled $13.6 million, $9.5 million, and $6.4 million, respectively. The purchases from UB&T were made on terms similar to those made with unrelated entities. During the years ended December 31, 2004, 2003, and 2002, UB&T reimbursed the Company $0.9 million, $1.0 million, and $0.5 million, respectively, for student loan marketing services. The Company has sold to UB&T, as trustee, participation interests with balances of approximately $272.8 million and $223.4 million as of December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, UB&T reimbursed the Company $1.3 million and $0.5 million, respectively, and during the year ended December 31, 2002, the Company reimbursed UB&T $0.2 million for marketing services and fees related to the Nebraska College Savings Plan.

During the years ended December 31, 2004 and 2002, UB&T paid the Company marketing income of $0.5 million and $2.3 million, respectively, as a broker on a loan sale, which is included in software services and other income in the accompanying consolidated statements of income. No amount was paid during the year ended December 31, 2003.

The Company incurred a consulting management fee for services provided by an entity that is a minority stockholder of the Company. The Company incurred management fee expenses of $1.7 million and $1.8 million for the years ended December 31, 2003 and 2002, respectively. This agreement terminated in 2003.

In 2004, the Company recorded a one-time gain of $3.0 million related to the sale of a fixed asset to an entity, of which a principal shareholder is a director of the Company. The gain is included in software services and other income in the accompanying consolidated statement of income.

As of December 31, 2004, $510,000 was receivable from Nelnet Mentor LLC, an entity with 50% interest owned by the Company, and is included in other liabilities in the accompanying consolidated balance sheet.

Premiere, an entity with 50% interest owned by the Company, provides the Company with certain collection services. During the year ended December 31, 2004, the Company incurred collection fee expenses of approximately $121,000 for these services, which is included in other operating expenses in the accompanying consolidated statement of income. The Company also provided a $1.0 million operating line of credit to Premiere in June 2004 that is automatically renewable for 1 year terms. As of December 31, 2004, Premiere owed the Company approximately $879,000 under this line of credit, which is included in other assets in the accompanying consolidated balance sheet.

The Company has an agreement with 5280 Solutions, Inc. ("5280"), an entity with 50% voting interest owned by the Company, to provide certain software development and technology support services. During the years ended December 31, 2004, 2003, and 2002, the Company paid 5280 fees of $3.9 million, $3.2 million, and $6.1 million, respectively, for these services, which is included in salaries and benefits expense in the accompanying consolidated statements of income. As of December 31, 2004 and 2003, approximately $360,000 and $496,000, respectively, was payable to 5280 and is included in other liabilities in the accompanying consolidated balance sheets.

The Company has an agreement with FirstMark Services LLC ("FirstMark"), an entity with 50% voting interest owned by the Company, whereby FirstMark has agreed to provide subcontracting servicing functions on the Company's behalf with respect to private loan servicing. During the years ended December 31, 2004, 2003, and 2002, the Company paid FirstMark fees of $6.5 million, $5.5 million, and $4.6 million, respectively. The Company also provides a $2.5 million operating line of credit to FirstMark that is automatically renewable for 1 year terms. As of December 31, 2004, no amounts were owed under this line of credit. As of December 31, 2003, FirstMark owed the Company $565,000 under this line of credit, which is included in other assets in the accompanying consolidated balance sheet.

During the years ended December 31, 2003 and 2002, the Company paid Nelnet Capital $1.4 million each for services related to financings. All payments were made before the acquisition of Nelnet Capital. These payments have been recorded as debt issuance costs and are included in other assets in the accompanying consolidated balance sheets.

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

During the year ended December 31, 2002, the Company incurred consulting fees of $1.7 million for services provided by a related party through common ownership in connection with eligible loan purchases. This agreement terminated in 2003. In addition, during the years ended December 31, 2003 and 2002, the Company incurred consulting fees of $1.8 million and $2.4 million, respectively, for services provided by a significant shareholder. This agreement terminated in 2003.

18. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed balance sheets as of December 31, 2004 and 2003 and condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2004 for Nelnet, Inc.

The Company is limited in the amount of funds that can be transferred to it by its subsidiaries through intercompany loans, advances, or cash dividends. These limitations relate to the restrictions by trust indentures under the education lending subsidiaries debt financing arrangements. The amounts of cash and investments restricted in the respective reserve accounts of the education lending subsidiaries are shown on the consolidated balance sheets as restricted cash and investments.

                                BALANCE SHEETS
                             (Parent Company Only)
                                                           As of December 31,
                                                        ------------------------
                                                           2004         2003
                                                        -----------    ---------
                                                          (Dollars in thousands)
Assets:
    Cash and cash equivalents                           $    9,504      157,723
    Restricted cash                                         10,018         --
    Restricted cash - due to loan program customers        249,070      141,841
    Investment in subsidiaries                             413,136      135,035
    Accounts receivable                                     20,920       20,714
    Other assets                                             9,474       19,008
                                                        -----------    ---------
            Total assets                                $  712,122      474,321
                                                        ===========    =========
Liabilities:
    Notes payable                                       $     --         12,662
    Other liabilities                                        6,877       14,329
    Due to loan program customers                          249,070      141,841
                                                        -----------    ---------
             Total liabilities                             255,947      168,832
                                                        -----------    ---------
Shareholders' equity:
    Common stock                                               537          536
    Additional paid-in capital                             207,915      206,831
    Retained earnings                                      247,064       97,885
    Unearned compensation                                      (77)        --
    Accumulated other comprehensive income                     736          237
                                                        -----------    ---------
            Total shareholders' equity                     456,175      305,489
                                                        -----------    ---------
            Total liabilities and shareholders' equity  $  712,122      474,321
                                                        ===========    =========

                                STATEMENTS OF INCOME
                                (Parent Company Only)

                                                      Year ended December 31,
                                                  ------------------------------
                                                    2004       2003       2002
                                                  ---------  --------   --------
                                                       (Dollars in thousands)
Operating revenues                              $ 161,988    146,952     118,189
Derivative market value adjustment and
  net settlements                                 (39,705)      --           --
Operating expenses                                116,257    118,815     109,853
                                                  --------   --------   --------
              Net operating income                  6,026     28,137       8,336

Net interest income                                 1,505        740       1,515
Equity in earnings of subsidiaries                147,909     12,076      42,137
Income tax expense                                  6,261     13,850       3,450
                                                  --------   --------   --------
              Net income                        $ 149,179     27,103      48,538
                                                  ========   ========   ========

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)


                               STATEMENTS OF CASH FLOWS
                                 (Parent Company Only)
                                                                 Year ended December 31,
                                                           ------------------------------------
                                                               2004        2003        2002
                                                           -----------   ----------  ----------
                                                                   (Dollars in thousands)
Cash flows from operating activities:
    Net income                                             $  149,179       27,103      48,538
    Adjustments to reconcile net income to net cash
       provided by operating activities,
       net of business acquisitions:
         Depreciation and amortization                            240          870      10,635
         Derivative market value adjustment                     5,679         --          --
         Ineffectiveness of cash flow hedge                        89         --          --
         Noncash compensation expense                             696        5,166        --
         Equity in earnings of subsidiaries                  (147,909)     (12,076)    (42,137)
         Income from equity method investment                      22           --        --
         Decrease in accounts receivable                         (206)        (563)     (6,564)
         Decrease (increase) in other assets                   14,697       10,277      (1,181)
         Increase (decrease) in other liabilities             (21,798)       1,617      (3,294)
                                                           -----------   ----------  ----------
              Net cash provided by operating activities           689       32,394       5,997
                                                           -----------   ----------  ----------
Cash flows from investing activities:
    Increase in restricted cash                               (10,018)       --          --
    Cash received on sale of subsidiary                         --           --          6,051
    Business acquisitions, net of cash acquired                 --          (1,760)     (1,776)
    Purchase of preferred stock of affiliate                    --           --        (10,000)
    Purchase of equity method investment                       (5,250)       --          --
    Capital contributions to/from subsidiary, net            (121,115)     (50,571)      --
                                                           -----------   ----------  ----------
              Net cash flows used in investing activities    (136,383)     (52,331)     (5,725)
                                                           -----------   ----------  ----------
Cash flows from financing activities:
    Payments on note payable                                  (12,662)       --
    Proceeds from issuance of note payable                       --         12,662       --
    Payment of debt issuance costs                               (175)       --          --
    Redemption of common stock                                   --           (643)      --
    Net proceeds from issuance of common stock                    312      164,504       --
                                                           -----------   ----------  ----------
              Net cash flows provided by (used in)
                 financing activities                         (12,525)     176,523       --
                                                           -----------   ----------  ----------
              Net increase (decrease) in cash and
                cash equivalents                             (148,219)     156,586         272
Cash and cash equivalents, beginning of year                  157,723        1,137         865
                                                           -----------   ----------  ----------
Cash and cash equivalents, end of year                     $    9,504      157,723       1,137
                                                           ===========   ==========  ==========
Supplemental cash flow information:
    Income taxes paid, net of refunds                      $   17,056       21,635       6,677
                                                           ===========   ==========  ==========
    Interest paid                                          $      570          124        --
                                                           ===========   ==========  ==========

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

19. SEGMENT REPORTING

The Company is a vertically integrated education finance organization that has three operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), as follows: Asset Management, Student Loan and Guarantee Servicing, and Servicing Software. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Costs excluded from segment net income before taxes consist of unallocated corporate expenses, net of miscellaneous revenues. Thus, net income before taxes of the segments includes only the costs that are directly attributable to the operations of the individual segment.

The Asset Management segment includes the acquisition, management, and ownership of the student loan assets. Revenues are primarily generated from net interest income on the student loan assets. The Company generates student loan assets through direct origination or through acquisitions. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose.

The Student Loan and Guarantee Servicing segment provides for the servicing of the Company's student loan portfolios and the portfolios of third parties and servicing provided to guaranty agencies. The student loan servicing activities include application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company's own portfolio in addition to generating fee revenue when performed for third-party clients. The guarantee servicing activities include providing systems software, hardware and telecommunications support, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services to guaranty agencies.

The Servicing Software segment provides software licenses and maintenance associated with student loan software products.

Substantially all of the Company's revenues are earned from customers in the United States and no single customer accounts for a significant amount of any reportable segment's revenues. Intersegment revenues are charged by a segment to another segment that provides the product or service. The amount of intersegment revenue is based on comparable fees charged in the market.

Segment data is as follows:

                                               Student loan
                                       Asset   and guarantee Servicing  Total
                                    management   servicing   software  segments
                                    ----------  -----------  --------- --------
                                                (Dollars in thousands)
Year ended December 31, 2004:
    Net interest income             $ 396,095        1,377          7   397,479
    Other income (expense)            (40,056)      99,899      8,051    67,894
    Intersegment revenues                --         87,673      3,932    91,605
                                    ----------  ----------- ---------- ---------
             Total revenue            356,039      188,949     11,990   556,978
    Recovery for loan losses             (529)        --          --      (529)
    Depreciation and amortization       1,333          280      7,070     8,683
    Net income (loss) before taxes  $ 223,139       54,178     (2,286)  275,031
                                    ==========  =========== ========== =========

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)


                                                  Student loan
                                         Asset    and guarantee  Servicing     Total
                                       management   servicing     software    segments
                                      -----------  -----------  ------------ -----------
                                                   (Dollars in thousands)
Year ended December 31, 2003:
    Net interest income               $  176,471          740            10     177,221
    Other income                             568      104,876         8,753     114,197
    Intersegment revenues                    --        65,596         2,708      68,304
                                      -----------  -----------  ------------ -----------
             Total revenue               177,039      171,212        11,471     359,722
    Provision for loan losses             11,475          --             --      11,475
    Depreciation and amortization          3,473          872         7,131      11,476
    Net income (loss) before taxes   $    51,611       34,775        (3,394)     82,992
                                      ===========  ===========  ============ ===========

                                                    Student loan
                                        Asset       and guarantee  Servicing      Total
                                      management     servicing      software    segments
                                      ------------  -------------  ---------- -----------
                                                    (Dollars in thousands)
Year ended December 31, 2002:
    Net interest income               $  184,796        1,427            42      186,265
    Other income                           3,278      102,888         5,387      111,553
    Intersegment revenues                    --        55,217         1,553       56,770
                                      -----------  -----------  ------------ ------------
             Total revenue               188,074      159,532         6,982      354,588
    Provision for loan losses              5,587         --             --         5,587
    Depreciation and amortization          3,473       12,428         6,358       22,259
    Net income (loss) before taxes    $   86,991       13,344        (9,129)      91,206
                                      ===========  ===========  ============ ============

                                          2004         2003
                                      ------------  -----------
                                        (Dollars in thousands)
Segment total assets:
    Asset management                  $ 14,808,684   11,502,354
    Student loan and guarantee
     servicing                             334,181      334,965
    Servicing software                       5,934       12,508
                                      ------------- ------------
              Total segments          $ 15,148,799   11,849,827
                                      ============= ============

Reconciliation of segment data to the consolidated financial statements is as follows.

                                                 2004         2003      2002
                                             -----------  ---------  ---------
                                                   (Dollars in thousands)
Total segment revenues                       $  556,978    359,722    354,588
Elimination of intersegment revenues            (91,605)   (68,304)   (56,770)
Corporate revenues (expenses), net               11,264       (504)    14,573
                                             -----------  ---------  ---------
              Total consolidated revenues    $  476,637    290,914    312,391
                                             ===========  =========  =========
Total net income before taxes of segments    $  275,031     82,992     91,206
Corporate expenses, net                         (40,616)   (36,703)   (15,365)
                                             -----------  ---------  ---------
              Total consolidated net
                income before taxes          $  234,415     46,289     75,841
                                             ===========  =========  =========

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

                                             2004            2003
                                          ------------   ------------
                                             (Dollars in thousands)
Total segment assets                     $ 15,148,799     11,849,827
Elimination of intercompany assets            (39,213)       (30,140)
Assets of other operating activities           50,419        101,058
Income tax receivable and net
  deferred tax asset                             --           11,441
                                          ------------   ------------
              Total consolidated assets  $ 15,160,005     11,932,186
                                          ============   ============

Net corporate revenues included in the previous tables are from activities that are not related to the three identified operating segments, such as investment earnings and revenue for marketing services. The net corporate expenses include expenses for marketing and other unallocated support services. The net corporate revenues and expenses are not associated with an ongoing business activity as defined by SFAS No. 131 and, therefore, have not been included within the operating segments.

The assets held at the corporate level are not identified with any of the operating segments. Accordingly, these assets are included in the reconciliation of segment assets to total assets. These assets consist primarily of cash, investments, furniture, equipment, leasehold improvements, and other assets.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                       2004
                                                -------------------------------------------------
                                                   First        Second      Third        Fourth
                                                  quarter      quarter     quarter      quarter
                                                -----------  ----------- -----------  -----------
                                                            (Dollars in thousands)
Net interest income                             $   43,335      175,228      89,405      90,198
Less provision (recovery) for loan losses            3,115       (6,421)      2,300         477
                                                -----------  ----------- -----------  -----------
Net interest income after provision
  (recovery) for loan                               40,220      181,649      87,105      89,721
Derivative market value adjustment and
  net settlements                                   (3,741)       1,357     (56,214)     12,540
Other income                                        31,287       27,541      32,558      33,143
Operating expenses                                 (53,212)     (76,196)    (51,502)    (61,841)
Income tax expense                                  (5,433)     (49,098)     (4,310)    (26,395)
                                                -----------  ----------- -----------  -----------
Net income                                      $    9,121       85,253       7,637      47,168
                                                ===========  =========== ===========  ===========
Earnings per share, basic and diluted           $     0.17         1.59        0.14        0.88
                                                ===========  =========== ===========  ===========

                                                                      2003
                                               -------------------------------------------------
                                                 First        Second       Third       Fourth
                                                quarter      quarter      quarter      quarter
                                               ------------------------  -----------  ----------
                                                          (Dollars in thousands)
Net interest income                             $   42,258       45,190      40,981      43,293
Less provision for loan losses                       2,410        2,450       4,015       2,600
                                               -----------  -----------  -----------  ----------
Net interest income after provision for
  loan losses                                       39,848       42,740      36,966      40,693
Derivative market value adjustment and
  net settlements                                     --            --       (5,655)      2,871
Other income                                        30,477       28,871      31,652      30,976
Operating expenses                                 (55,234)     (57,445)    (62,269)    (58,202)
Income tax expense                                  (5,622)      (5,840)     (1,827)     (6,006)
Minority interest in net loss of subsidiary            109         --          --          --
                                               -----------  -----------  -----------  ----------
Net income (loss)                               $    9,578        8,326      (1,133)     10,332
                                               ===========  ===========  ===========  ==========
Earnings per share, basic and diluted           $     0.21         0.19       (0.03)       0.22
                                               ===========  ===========  ===========  ==========

                          NELNET, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)


21. SUBSEQUENT EVENT


On February 4, 2005, the Company entered into an agreement to amend certain existing contracts with UB&T, an entity under common control with the Company. Under the agreement, UB&T agreed to sell to the Company, prior to March 1, 2005, a portfolio of guaranteed student loans with an aggregate outstanding balance of approximately $600 million. The Company agreed to pay the outstanding principal and accrued interest with respect to the student loans to be purchased, together with a one-time payment to UB&T in the amount of $20 million. UB&T also committed to transfer to the Company substantially all of the remaining balance of UB&T's origination rights in guaranteed student loans to be originated in the future, except for student loans previously committed for sale to others. UB&T will continue to originate student loans, and such guaranteed student loans not previously committed for sale to others are to be sold by UB&T to the Company in the future. UB&T also granted to the Company exclusive rights as marketing agent for student loans on behalf of UB&T.

                                   APPENDIX A

                    THE FEDERAL FAMILY EDUCATION LOAN PROGRAM

The Federal Family Education Loan Program

   The Higher Education Act of 1965, as amended (the "Higher Education Act") provides for a program of direct federal insurance for student loans as well as reinsurance of student loans guaranteed or insured by state agencies or private non-profit corporations.

   The Higher Education Act currently authorizes certain student loans to be covered under the Federal Family Education Loan Program ("FFELP" or "FFEL Program") of the U.S. Department of Education (the "Department"). The 1998 Amendments to the Higher Education Act extended the authorization for the FFEL Program through September 30, 2004. In October 2004, Congress passed a one-year extension of the Higher Education Act through September 30, 2005. Congress has extended similar authorization dates in prior versions of the Higher Education Act. However, the current authorization dates may not again be extended and the other provisions of the Higher Education Act may not be continued in their present form.

   Generally, a student is eligible for loans made under the FFEL Program only if he or she:

   o has been accepted for enrollment or is enrolled in good standing at an eligible institution of higher education;

   o is carrying or planning to carry at least one-half the normal full-time workload, as determined by the institution, for the course of study the student is pursuing;

   o  is not currently in default on any federal education loan; and

   o  meets other applicable  requirements.

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

   Regulations authorize the Department to limit, suspend or terminate lenders' participation in the FFEL Program, as well as to impose civil penalties, if lenders violate certain program regulations. The regulations also authorize the Department to impose penalties on the servicer and/or limit, suspend or terminate the servicer's eligibility to contract to service FFELP loans if the servicer fails to meet standards of financial responsibility or administrative capability included in the regulations or violates certain other FFELP requirements. The Department conducts frequent on-site audits of the Company's loan servicing activities. Guaranty agencies conduct similar audits on a regular basis. In addition, the Company engages independent third parties to conduct compliance reviews, as required by the Department, with respect to the Company's own student loan portfolio and the portfolios of the Company's third-party servicing clients.

Types of Loans

   Four types of loans are currently available under the FFEL Program:

   o  Subsidized Stafford loans,

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

    The primary loan under the FFEL Program is the subsidized Stafford loan. Students who are not eligible for subsidized Stafford loans based on their economic circumstances may be able to obtain unsubsidized Stafford loans. Parents of students may be able to obtain PLUS loans on behalf of their dependents. Consolidation loans are available to borrowers, with existing loans made under the FFEL Program and other federal programs, to consolidate repayment of the borrower's existing loans. Prior to July 1, 1994, the FFEL Program also offered SLS loans to graduate and professional students and independent undergraduate students and, under certain circumstances, dependent undergraduate students, to supplement their Stafford loans.

Subsidized Stafford Loans

   General. Subsidized Stafford loans are eligible for insurance and reinsurance under the Higher Education Act if the eligible student to whom the loan is made has been accepted or is enrolled in good standing at an eligible institution of higher education or vocational school and is carrying at least one-half the normal full-time workload at that institution. Subsidized Stafford loans have limits as to the maximum amount which may be borrowed for an academic year and in the aggregate for both undergraduate and graduate/professional study. Both aggregate limitations exclude loans made under the SLS and PLUS programs. The Secretary of Education has discretion to raise these limits to accommodate students undertaking specialized training requiring exceptionally high costs of education.

   Subsidized Stafford loans are made only to student borrowers who meet the needs tests provided in the Higher Education Act. Provisions addressing the implementation of needs analysis and the relationship between unmet need for financing and the availability of subsidized Stafford loan funding have been the subjects of frequent and extensive amendment in recent years. Further amendment to such provisions may materially affect the availability of subsidized Stafford loan funding to borrowers or the availability of subsidized Stafford loans for secondary market acquisition.

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

      (4) is 8% per annum for the period from the disbursement of the loan through the date which is 48 months after the loan enters repayment, for a loan made prior to October 1, 1992, covering a period of instruction beginning on or after July 1, 1988, and beginning on the first day of the 49th month shall be adjusted annually, and for any 12-month period commencing on a July 1 shall be equal to the bond equivalent rate of 91-day U.S. Treasury bills auctioned at the final auction prior to the preceding June 1, plus 3.25% per annum (but not to exceed 10% per annum); or

      (5) for a loan made on or after October 1, 1992 shall be adjusted annually, and for any 12-month period commencing on a July 1 shall be equal to the bond equivalent rate of 91-day U.S. Treasury bills auctioned at the final auction prior to the preceding June 1, plus 3.1% per annum (but not to exceed 9% per annum).

   For a Stafford loan made prior to July 1, 1994, the applicable interest rate for a borrower who, on the date the promissory note evidencing the loan was signed, had an outstanding balance on a previous loan made insured or guaranteed under the FFEL Program:

      (6) for a loan made prior to July 23, 1992 is the applicable interest rate on the previous loan or, if the previous loan is not a Stafford loan, 8% per annum; or

      (7) for a loan made on or after July 23, 1992 shall be adjusted annually, and for any twelve month period commencing on a July 1 shall be equal to the bond equivalent rate of 91-day U.S. Treasury bills auctioned at the final auction prior to the preceding June 1, plus 3.1% per annum but not to exceed:

   o 7% per annum in the case of a Stafford loan made to a borrower who has a loan described in clause (1)above;

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

    (8) The interest rate on all Stafford loans made on or after July 1, 1994, regardless of whether the borrower is a new borrower or a repeat borrower, is a variable rate. The interest rate on all Stafford loans made on or after July 1, 1994, but prior to July 1, 1995, shall be adjusted annually, and for any twelve month period commencing on a July 1 shall be equal to the bond equivalent rate of 91-day U.S. Treasury Bills auctioned at the final auction prior to the preceding June 1, plus 3.1% per annum, except that the interest rate shall not exceed 8.25% per annum.

   (9) For any Stafford loan made on or after July 1, 1995, but prior to July 1, 1998, the interest rate is further reduced prior to the time the loan enters repayment and during any deferment periods. During deferment periods, the formula described in clause (8) above is applied, except that 2.5% is substituted for 3.1%, and the rate shall not exceed 8.25% per annum.

   (10) For Stafford loans made on or after July 1, 1998 but before July 1, 2006, the applicable interest rate shall be adjusted annually, and for any twelve month period commencing on a July 1 shall be equal to the bond equivalent rate of 91-day U.S. Treasury bills auctioned at the final auction prior to the proceeding June 1, plus 1.7% per annum prior to the time the loan enters repayment and during any deferment periods, and 2.3% per annum during repayment, but not to exceed 8.25% per annum.

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

PLUS Loans

   General. PLUS loans are made only to borrowers who are parents and, under certain circumstances, spouses of remarried parents, of dependent undergraduate students. For PLUS loans made on or after July 1, 1993, the parent borrower must not have an adverse credit history as determined pursuant to criteria established by the Department. The basic provisions applicable to PLUS loans are similar to those of Stafford loans with respect to the involvement of guaranty agencies and the Secretary of Education in providing federal insurance and reinsurance on the loans. However, PLUS loans differ significantly, particularly from the subsidized Stafford loans, because federal interest subsidy payments are not available under the PLUS loan program and special allowance payments are more restricted.

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

SLS LOANS

   General. SLS loans were limited to graduate or professional students, independent undergraduate students, and dependent undergraduate students, if the students' parents were unable to obtain a PLUS loan. Except for dependent undergraduate students, eligibility for SLS loans was determined without regard to need. SLS loans were similar to Stafford loans with respect to the involvement of guaranty agencies and the Secretary of Education in providing federal insurance and reinsurance on the loans. However, SLS loans differed significantly, particularly from subsidized Stafford loans, because federal interest subsidy payments were not available under the SLS loan program and special allowance payments were more restricted.

   Interest rates for SLS loans. The applicable interest rates on SLS loans made prior to October 1, 1992 were identical to the applicable interest rates on PLUS loans made at the same time. For SLS loans made on or after October 1, 1992, the applicable interest rate was the same as the applicable interest rate on PLUS loans, except that the ceiling was 11% per annum instead of 10% per annum.

CONSOLIDATION LOANS

   GENERAL. The Higher Education Act authorizes a program under which certain borrowers may consolidate their various federally insured education loans into a single loan insured and reinsured on a basis similar to Stafford loans. Consolidation loans may be obtained in an amount sufficient to pay outstanding principal, unpaid interest and late charges on federally insured or reinsured student loans incurred under the FFEL and Direct Loan Programs, including PLUS loans made to the consolidating borrower as well as loans made pursuant to the Perkins Loan Program (formally National Direct Student Loan Program), FISL, Nursing Student Loan, Health Education Assistance Loan, and Health Professions Student Loan Programs. To be eligible for a FFELP Consolidation loan, a borrower must:

   o have outstanding indebtedness on student loans made under the FFEL Program and/or certain other federal student loan programs, and

   o be in repayment status or in a grace period on loans that are to be consolidated.

   Borrowers who are in default on loans that are to be consolidated must first make satisfactory arrangements to repay the loans to the respective holder(s), or must agree to repay the consolidating lender under an income-sensitive repayment arrangement in order to include the defaulted loans in the Consolidation loan. For applications received on or after January 1, 1993, borrowers may add additional loans to a Consolidation loan during the 180-day period following the origination of the Consolidation loan.

   Consolidation loans for which the applications were received prior to January 1, 1993 required a minimum student loan indebtedness of $5,000. For Consolidation loans disbursed prior to July 1, 1994, the required minimum outstanding student loan indebtedness was $7,500. As of July 1, 1994, Consolidation loans are no longer subject to a minimum loan amount.

   A married couple that agrees to be jointly and severally liable on a Consolidation loan, for which the application is received on or after January 1, 1993, may be treated as an individual for purposes of obtaining a Consolidation loan. .

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

MAXIMUM LOAN AMOUNTS

   Each type of loan is subject to certain limits on the maximum principal amount, with respect to a given academic year and/or in the aggregate. Consolidation loans are currently limited only by the amount of eligible loans to be consolidated. PLUS loans are limited to the difference between the cost of attendance and the other aid available to the student. Stafford loans, subsidized and unsubsidized, are subject to both annual and aggregate limits according to the provisions of the Higher Education Act.

   Loan limits for subsidized Stafford and unsubsidized Stafford loans. Subsidized and unsubsidized Stafford loans are generally treated as one loan type for loan limit purposes. A dependent student who has not successfully completed the first year of a program of undergraduate education may borrow up to $2,625 in an academic year. A dependent student who has successfully completed the first year, but who has not successfully completed the second year may borrow up to $3,500 in Stafford loans per academic year. A dependent undergraduate student who has successfully completed the first and second year, but who has not successfully completed the remainder of a program of undergraduate education, may borrow up to $5,500 per academic year. Independent undergraduate students are subject to the same limits as those applicable to dependent students, but are also eligible for additional unsubsidized Stafford loan amounts. Such amounts are increased by $4,000 for each of the first two years, and by $5,000 for third-, fourth-, and fifth-year students. For students enrolled in programs of less than an academic year in length, the limits are generally reduced in proportion to the amount by which the programs are less than one year in length.

   A graduate or professional student may borrow up to $18,500 in an academic year where no more than $8,500 is representative of subsidized Stafford loan amounts. The maximum aggregate amount of Stafford loans, including that portion of a Consolidation loan used to repay such loans, which an undergraduate student may have outstanding is $46,000 where no more than $23,000 is representative of subsidized Stafford loan amounts. The maximum aggregate amount for a graduate and professional student, including loans for undergraduate education, is $138,500 with subsidized Stafford loan amounts comprising no more than $65,500 of the aggregate total. In some instances, schools may certify loan amounts in excess of the above limits, i.e., for certain health profession students.

   With the enactment of the Higher Education Amendments of 1992, an undergraduate student who had not successfully completed the first and second year of a program of undergraduate education could borrow Stafford loans in amounts up to $2,625 in an academic year. An undergraduate student who had successfully completed the first and second year, but who had not successfully completed the remainder of a program of undergraduate education could borrow up to $4,000 per academic year. The maximum for graduate and professional students was $7,500 per academic year. The maximum aggregate amount of Stafford loans which a borrower could have outstanding, including that portion of a Consolidation loan used to repay such loans, was $17,250. The maximum aggregate amount for a graduate or professional student, including loans for undergraduate education, was $54,750.

   Loan limits for PLUS loans. For PLUS loans made on or after July 1, 1993, the amounts of PLUS loans are limited only by the student's unmet need. Prior to that time PLUS loans were subject to limits similar to those of SLS loans applied with respect to each student on behalf of whom the parent borrowed.

   Loan limits for SLS loans. A student who had not successfully completed the first and second year of a program of undergraduate education could borrow a SLS loan in an amount of up to $4,000. A student who had successfully completed the first and second year, but who had not successfully completed the remainder of a program of undergraduate education could borrow up to $5,000 per year. Graduate and professional students could borrow up to $10,000 per year. SLS loans were subject to an aggregate maximum of $23,000 ($73,000 for graduate and professional students). Prior to the 1992 changes, SLS loans were available in amounts of $4,000 per academic year, up to a $20,000 aggregate maximum. Prior to the 1986 changes, a graduate or professional student could borrow $3,000 of SLS loans per academic year, up to a $15,000 maximum, and an independent undergraduate student could borrow $2,500 of SLS loans per academic year minus the amount of all other FFELP loans to such student for such academic year, up to the maximum amount of all FFELP loans to that student of $12,500. In 1989, the amount of SLS loans for students enrolled in programs of less than an academic year in length were limited in a manner similar to the limits described above under Stafford Loans.

DISBURSEMENT REQUIREMENTS

   The Higher Education Act now requires that virtually all Stafford loans and PLUS loans be disbursed by eligible lenders in at least two separate installments. The proceeds of a loan made to any undergraduate first-year student borrowing for the first time under the program must be delivered to the student no earlier than thirty days after the enrollment period begins, with few exceptions.

REPAYMENT

   Repayment periods. Loans made under the FFEL Program, other than consolidation loans, must provide for repayment of principal in periodic installments over a period of not less than five nor more than ten years. After the 1998 Amendments, lenders were required to offer extended repayment schedules to new borrowers who accumulate outstanding FFELP loans of more than $30,000, in which case the repayment period may extend up to 25 years subject to certain minimum repayment amounts. A consolidation loan must be repaid during a period agreed to by the borrower and lender, subject to maximum repayment periods which vary depending upon the principal amount of the borrower's outstanding student loans, but may not be longer than 30 years. For consolidation loans for which the application was received prior to January 1, 1993, the repayment period could not exceed 25 years.

   Repayment of principal on a Stafford loan does not commence while a student remains a qualified student, but generally begins upon expiration of the applicable grace period. Grace periods may be waived by borrowers. For Stafford loans for which the applicable rate of interest is 7% per annum, the repayment period commences not more than twelve months after the borrower ceases to pursue at least a half-time course of study. For other subsidized Stafford loans and unsubsidized Stafford loans, the repayment period commences not more than six months after the borrower ceases to pursue at least a half-time course of study.

   In the case of SLS, PLUS and consolidation loans, the repayment period commences on the date of final disbursement of the loan, except that the borrower of a SLS loan who also has a Stafford loan may defer repayment of the SLS loan to coincide with the commencement of repayment of the subsidized Stafford or unsubsidized Stafford loan. During periods in which repayment of principal is required, payments of principal and interest must in general be made at a rate of not less than the greater of $600 per year or the interest that accrues during the year, except that a borrower and lender may agree to a lesser rate at any time before or during the repayment period. A borrower may agree, with concurrence of the lender, to repay the loan in less than five years with the right subsequently to extend his minimum repayment period to five years. Borrowers may accelerate, without penalty, the repayment of all or any part of the loan.

   Income-sensitive repayment schedules. Since 1993, lenders of subsidized Stafford, unsubsidized Stafford, SLS, and consolidation loans have been required to offer borrowers the option of repaying in accordance with income-sensitive repayment schedules. In 2000, lenders were required to offer income-sensitive repayment schedules to PLUS borrowers as well. Use of income-sensitive repayment schedules may extend the ten-year maximum term for up to five years if the payment amount established from the borrower's income will not repay the loan within the applicable maximum repayment period. In addition, if the repayment schedule on a loan that has been converted to a variable interest rate does not provide for adjustments to the amount of the monthly installment payments, the ten-year maximum term may be extended for up to three years.

   Deferment periods. No principal repayments need be made during certain periods of deferment prescribed by the Higher Education Act. For subsidized Stafford, unsubsidized Stafford, and SLS loans to a borrower who first obtained a loan which was disbursed before July 1, 1993, deferments are available:

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

   o during a period not in excess of three years while the borrower is a full-time paid volunteer under the Domestic Volunteer Act of 1973;

   o during a period not exceeding three years while the borrower is a full-time paid volunteer for an organization which is exempt from taxation under Section 501(c)(3) of the Code;

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

   o during any period that the borrower is pursuing a full-time course of study at an eligible institution (or, with respect to a borrower who first obtained a student loan disbursed on or after July 1, 1987, or a student loan to cover the cost of instruction for a period of enrollment beginning on or after July 1, 1987, is pursuing at least a half-time course of study), or is pursuing a course of study pursuant to a graduate fellowship program or a rehabilitation training program for disabled individuals approved by the Secretary of Education;

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

   For loans to a borrower who first obtains a loan on or after July 1, 1993, deferments are available:

   o during any period that the borrower is pursuing at least a half-time course of study at an eligible institution or a course of study pursuant to a graduate fellowship program or rehabilitation training program approved by the Secretary of Education;

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

   Prior to the 1992 changes, only certain of the deferment periods described above were available to PLUS loan borrowers, and only certain deferment periods were available to consolidation loan borrowers. Prior to the 1986 changes, PLUS loan borrowers were not entitled to certain deferment periods. Deferment periods extend the maximum repayment term.

   Forbearance period. The Higher Education Act also provides for periods of forbearance during which the borrower, in case of temporary financial hardship, may postpone any payments. A borrower is entitled to forbearance for a period not to exceed three years while the borrower's debt burden under Title IV of the Higher Education Act (which includes the FFEL Program) equals or exceeds 20% of the borrower's gross income, and also is entitled to forbearance while he or she is serving in a qualifying medical or dental internship program or in a "national service position" under the National and Community Service Trust Act of 1993. In addition, mandatory administrative forbearances are provided in exceptional circumstances such as a local or national emergency or military mobilization, or when the geographical area in which the borrower or endorser resides has been designated a disaster area by the President of the United States or Mexico, the Prime Minister of Canada, or by the governor of a state. In other circumstances, forbearance is at the lender's option. Forbearance also extends the maximum repayment term.

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

FEES

   Guarantee fee. A guaranty agency is authorized to charge a premium, or guarantee fee, of up to 1% of the principal amount of the loan, which must be deducted proportionately from each disbursement of the proceeds of the loan to the borrower. Guarantee fees may not currently be charged to borrowers of consolidation loans. However, borrowers may be charged an insurance fee to cover the costs of increased or extended liability with respect to consolidation loans. For loans made prior to July 1, 1994, the maximum guarantee fee was 3% of the principal amount of the loan, but no such guarantee fee was authorized to be charged with respect to unsubsidized Stafford loans.

   Origination fee. An eligible lender is authorized to charge the borrower of a subsidized Stafford loan or unsubsidized Stafford loan an origination fee in an amount not to exceed 3% of the principal amount of the loan, and is required to charge the borrower of a PLUS loan an origination fee in the amount of 3% of the principal amount of the loan. These fees must be deducted proportionately from each disbursement of the loan proceeds to the borrower. These fees are not retained by the lender, but must be passed on to the Secretary of Education.

   Lender fee. The lender of any loan under the FFEL Program made on or after October 1, 1993 is required to pay to the Secretary of Education a fee equal to 0.5% of the principal amount of such loan.

   Rebate fee on Consolidation Loans. The holder of any consolidation loan made on or after October 1, 1993 is required to pay to the Secretary of Education a monthly fee equal to 0.0875% (1.05% per annum) of the principal amount of, and accrued interest on the consolidation loan. For loans made pursuant to applications received on or after October 1, 1998, and on or before January 31, 1999 the fee was reduced to 0.62%.

INTEREST SUBSIDY PAYMENTS

   Interest subsidy payments are interest payments paid with respect to an eligible loan before the time that the loan enters repayment and during deferment periods. The Secretary of Education and the guaranty agencies enter into interest subsidy agreements whereby the Secretary of Education agrees to pay interest subsidy payments to the holders of eligible guaranteed loans for the benefit of students meeting certain requirements, subject to the holders' compliance with all requirements of the Higher Education Act. Subsidized Stafford loans are eligible for interest subsidy payments. Consolidation loans for which the application was received on or after January 1, 1993, are eligible for interest subsidy payments; however, any portion of the consolidation loan attributable to underlying Health Education Assistance Loans (HEAL) is not subsidized. Consolidation loans made from applications received on or after August 10, 1993 are eligible for interest subsidy payments only if all underlying loans consolidated are subsidized Stafford loans. Consolidation loans for which the application is received by an eligible lender on or after November 13, 1997, are eligible for interest subsidy payments on that portion of the Consolidation loan that repays subsidized FFELP and Federal Direct Loan Program loans. In addition, to be eligible for interest subsidy payments, guaranteed loans must be made by an eligible lender under the applicable guaranty agency's guarantee program, and must meet requirements prescribed by the rules and regulations promulgated under the Higher Education Act.

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

            Date of Loans                          Annualized SAP Rate
   -----------------------------    ----------------------------------
   On or after October 1, 1981..    T-Bill Rate less Applicable Interest Rate + 3.5%
   On or after November 16, 1986    T-Bill Rate less Applicable Interest Rate + 3.25%
   On or after October 1, 1992..    T-Bill Rate less Applicable Interest Rate + 3.1%
   On or after July 1, 1995.....    T-Bill Rate less Applicable Interest Rate + 3.1%(1)
   On or after July 1, 1998.....    T-Bill Rate less Applicable Interest Rate + 2.8%(2)
   On or after January 1, 2000
     before July 1, 2003........    3 Month Commercial Paper Rate less Applicable(3)
                                    Interest Rate + 2.34%

----------

(1) Substitute 2.5% in this formula while loans are in-school, grace or deferment status.

(2) Substitute 2.2% in this formula while such loans are in-school, grace or deferment status.

(3) Substitute 1.74% in this formula while such loans are in-school, grace or deferment status.

   Federal PLUS, SLS and consolidation loans. The formula for special allowance payments on PLUS, SLS and Consolidation loans are as follows:

          Date of Loans                     Annualized SAP Rate
   --------------------------   -------------------------------
   On or after October 1, 1992 T-Bill Rate less Applicable Interest Rate + 3.1% On or after January 1, 2000 3 Month Commercial Paper Rate less
                                Applicable Interest Rate + 2.64%

   For PLUS and SLS loans made prior to July 1, 1994 and PLUS loans made on or after July 1, 1998,which bear interest at rates adjusted annually, special allowance payments are made only in years during which the interest rate ceiling on such loans operates to reduce the rate that would otherwise apply based upon the applicable formula. See "Interest rates for PLUS loans" and "Interest rates for SLS loans" in this Appendix. Special allowance payments are paid with respect to PLUS loans made on or after October 1, 1992 only if the rate that would otherwise apply exceeds 10% per annum. For PLUS loans made after July 1, 1998 and before July 1, 2006, special allowance is paid only if the sum of the 91-day Treasury bill rate determined at an auction held on June 1 of each year plus 3.1% exceeds 9.0%. For PLUS loans first disbursed on or after July 1, 2006, special allowance is paid for such loans in any 12-month period beginning on July 1 and ending on June 30 only if the sum of the average of the bond equivalent rates of the quotes of the 3-month commercial paper rate for the last calendar week ending on or before such July 1 plus 2.64% exceeds 9.0%. The portion, if any, of a consolidation loan that repaid a loan made under Title VII, Sections 700-721 of the Public Health Services Act, as amended, is ineligible for special allowance payments.

   Special allowance payments for loans financed by tax-exempt bonds. The effective formulas for special allowance payment rates for Stafford Loans and unsubsidized Stafford Loans differ depending on whether loans to borrowers were acquired or originated with the proceeds of tax-exempt obligations. The formula for special allowance payments for loans financed with the proceeds of tax-exempt obligations originally issued prior to October 1, 1993 is:

                T Bill Rate less Applicable Interest Rate + 3.5%
                ------------------------------------------------
                                        2

provided that the special allowance applicable to the loans may not be less than 9 1/2% less the Applicable Interest Rate. Loans acquired or originated with the proceeds of tax-exempt obligations originally issued on or after October 1, 1993 receive special allowance payments made on other loans. Beginning on October 1, 2004 and ending on December 31, 2005, any new loans acquired or originated using the proceeds of tax-exempt obligations originally issued prior to October 1,1993, if either the underlying bonds are refunded or loans are refinanced, receive special allowance payments made on other loans.

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

   Additionally, the adequacy of a guaranty agency's reserve fund to meet its guarantee obligations with respect to existing student loans depends, in significant part, on its ability to collect revenues generated by new loan guarantees. The William D. Ford Federal Direct Loan Program ("FDL Program") discussed below may adversely affect the volume of new loan guarantees. Future legislation may make additional changes to the Higher Education Act that would significantly affect the revenues received by guaranty agencies and the structure of the guaranty agency program.

   The Higher Education Act gives the Secretary of Education various oversight powers over guaranty agencies. These include requiring a guaranty agency to maintain its reserve fund at a certain required level and taking various actions relating to a guaranty agency if its administrative and financial condition jeopardizes its ability to meet its obligations. These actions include, among others, providing advances to the guaranty agency, terminating the guaranty agency's federal reimbursement contracts, assuming responsibility for all functions of the guaranty agency, and transferring the guaranty agency's guarantees to another guaranty agency or assuming such guarantees. The Higher Education Act provides that a guaranty agency's reserve fund shall be considered to be the property of the United States to be used in the operation of the FFEL Program or the Direct Loan Program, and, under certain circumstances, the Secretary of Education may demand payment of amounts in the reserve fund.

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

   The formula used for loans initially disbursed prior to October 1, 1993 is summarized below:

                     Claims Rate          Federal Payment
                   ---------------  -------------------------
                   0% up to 5%..    100%
                   5% up to 9%..    100% of claims up to 5%; 90% of
                                    claims 5% and over
                   9% and over..    100% of claims up to 5%; 90% of
                                    claims 5% and over, up to 9%; 80%
                                    of claims 9% and over

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

   o a determination of whether an applicant is an eligible borrower attending an eligible institution under the Higher Education Act;

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

DIRECT LOANS

   The Student Loan Reform Act of 1993 authorized a program of "direct loans," to be originated by schools with funds provided by the Secretary of Education. Under the FDL Program, the Secretary of Education is directed to enter into agreements with schools, or origination agents in lieu of schools, to disburse loans with funds provided by the Secretary of Education. Participation in the program by schools is voluntary. The goals set forth in the 1993 Amendments call for the direct loan program to constitute 5% of the total volume of loans made under the FFEL Program and the FDL Program for academic year 1994-1995, 40% for academic year 1995-1996, 50% for academic years 1996-1997 and 1997-1998 and 60% for academic year 1998-1999. No provision is made for the size of the FDL Program thereafter. Based upon information released by the General Accounting Office, participation by schools in the FDL Program has not been sufficient to meet the goals for the 1995-1996 or 1996-1997 academic years. The 1998 Amendments removed references to the "phase-in" of the FDL Program, including restrictions on annual limits for FDL Program volume and the Secretary's authority to select additional institutions to achieve balanced school representation.

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