Form 10-Q
period 2005-03-31
NELNET INC
filed 2005-05-10
CIK 1258602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       or

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___.

                        COMMISSION FILE NUMBER 001-31924

--------------------------------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of April 30, 2005, there were 39,727,864 and 13,983,454 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively.

                                  NELNET, INC.
                                    FORM 10-Q
                                      INDEX
                                 March 31, 2005

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements ..........................................  2
      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..................................... 12
      Item 3. Quantitative and Qualitative Disclosures about Market Risk .... 31
      Item 4. Controls and Procedures ....................................... 34

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings ............................................. 34
      Item 6. Exhibits ...................................................... 35

Signatures .................................................................. 36

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NELNET, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 As of                   As of
                                                                            March 31, 2005         December 31, 2004
                                                                            --------------         -----------------
                                                                                           (unaudited)
                                                                                      (dollars in thousands,
                                                                                        except share data)
Assets:
Student loans receivable (net of allowance for loan losses of
      $8,852 and $7,272, respectively) ..................................    $ 14,540,316               13,461,814
Cash and cash equivalents:
      Cash and cash equivalents - not held at a related party ...........          13,118                    4,854
      Cash and cash equivalents - held at a related party ...............          29,941                   35,135
                                                                             ------------             ------------

Total cash and cash equivalents .........................................          43,059                   39,989
Restricted cash .........................................................         640,034                  732,066
Restricted investments ..................................................         282,265                  281,829
Restricted cash - due to loan program customers .........................          28,536                  249,070
Accrued interest receivable .............................................         273,299                  251,104
Accounts receivable, net ................................................          24,287                   27,156
Goodwill ................................................................          18,632                    8,522
Intangible assets, net ..................................................          24,165                   11,987
Furniture, equipment, and leasehold improvements, net ...................          33,437                   29,870
Other assets ............................................................          75,298                   66,598
Fair value of derivative instruments, net ...............................          48,223                       --
                                                                             ------------             ------------

      Total assets ......................................................    $ 16,031,551               15,160,005
                                                                             ============             ============

Liabilities:
Bonds and notes payable .................................................    $ 15,318,517               14,300,606
Accrued interest payable ................................................          53,497                   48,578
Fair value of derivative instruments, net ...............................              --                   11,895
Other liabilities .......................................................         105,690                   93,681
Due to loan program customers ...........................................          28,536                  249,070
                                                                             ------------             ------------
      Total liabilities .................................................      15,506,240               14,703,830
                                                                             ------------             ------------

Shareholders' equity:
Preferred stock, $0.01 par value.  Authorized 50,000,000 shares;
      no shares issued or outstanding ...................................              --                       --
Common stock:
      Class A, $0.01 par value. Authorized 600,000,000 shares;
            issued and outstanding 39,727,864 shares as of March 31, 2005
            and 39,687,037 shares as of December 31, 2004 ...............             397                      397
      Class B, $0.01 par value.  Authorized 15,000,000 shares;
            issued and outstanding 13,983,454 shares ....................             140                      140
Additional paid-in capital ..............................................         209,259                  207,915
Retained earnings .......................................................         315,151                  247,064
Unearned compensation ...................................................             (64)                     (77)
Accumulated other comprehensive income, net of taxes ....................             428                      736
                                                                             ------------             ------------
      Total shareholders' equity ........................................         525,311                  456,175
                                                                             ------------             ------------
Commitments and contingencies
      Total liabilities and shareholders' equity ........................    $ 16,031,551               15,160,005
                                                                             ============             ============

See accompanying notes to consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                            Three months ended March 31,
                                                                            ----------------------------
                                                                                2005           2004
                                                                            -----------    -----------
                                                                              (dollars in thousands,
                                                                                except share data)
Interest income:
      Loan interest ....................................................    $   184,325         88,727
      Investment interest ..............................................          7,002          3,651
                                                                            -----------    -----------
            Total interest income ......................................        191,327         92,378

Interest expense:
      Interest on bonds and notes payable ..............................        104,525         49,043
                                                                            -----------    -----------

            Net interest income ........................................         86,802         43,335

Less provision for loan losses .........................................          2,031          3,115
                                                                            -----------    -----------

            Net interest income after provision for loan losses ........         84,771         40,220
                                                                            -----------    -----------

Other income:
      Loan and guarantee servicing income ..............................         37,176         26,063
      Other fee-based income ...........................................          3,356          1,889
      Software services income .........................................          2,206          1,892
      Other income .....................................................          1,400          1,443
      Derivative market value adjustment and net settlements ...........         50,204         (3,741)
                                                                            -----------    -----------
            Total other income .........................................         94,342         27,546
                                                                            -----------    -----------

Operating expenses:
      Salaries and benefits ............................................         39,327         27,769
      Other operating expenses:
            Depreciation and amortization ..............................          4,466          4,408
            Trustee and other debt related fees ........................          2,328          2,614
            Occupancy and communications ...............................          4,232          3,082
            Advertising and marketing ..................................          3,138          2,323
            Professional services ......................................          5,776          4,460
            Postage and distribution ...................................          4,306          3,848
            Other ......................................................          7,815          4,708
                                                                            -----------    -----------
                  Total other operating expenses .......................         32,061         25,443
                                                                            -----------    -----------

                  Total operating expenses .............................         71,388         53,212
                                                                            -----------    -----------

                  Income before income taxes ...........................        107,725         14,554

Income tax expense .....................................................         39,638          5,433
                                                                            -----------    -----------

                  Net income ...........................................    $    68,087          9,121
                                                                            ===========    ===========

                  Earnings per share, basic and diluted ................    $      1.27           0.17
                                                                            ===========    ===========

                  Weighted average shares outstanding, basic and diluted     53,682,569     53,635,631
                                                                            ===========    ===========

See accompanying notes to consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)


                                           Preferred      Common stock shares                          Common stock
                                             stock      ------------------------     Preferred    ------------------------
                                            shares       Class A        Class B        stock       Class A       Class B
                                          ----------    ----------    ----------    ----------    ----------    ----------
                                                                     (dollars in thousands, except share data)
Balance as of December 31, 2003 ......            --    39,601,834    14,023,454    $       --           396           140
 Comprehensive income:
   Net income ........................            --            --            --            --            --            --
   Other comprehensive income, related
      to cash flow hedge, net of tax .            --            --            --            --            --            --

      Total comprehensive income .....
 Issuance of common stock ............            --        22,409            --            --            --            --
                                          ----------    ----------    ----------    ----------    ----------    ----------
Balance as of March 31, 2004 .........            --    39,624,243    14,023,454    $       --           396           140
                                          ==========    ==========    ==========    ==========    ==========    ==========

Balance as of December 31, 2004 ......            --    39,687,037    13,983,454    $       --           397           140
 Comprehensive income:
    Net income .......................            --            --            --            --            --            --
    Other comprehensive income:
      Cash flow hedge, net of tax ....            --            --            --            --            --            --
      Foreign currency translation ...            --            --            --            --            --            --

      Total comprehensive income .....
 Issuance of common stock ............            --        40,827            --            --            --            --
                                          ----------    ----------    ----------    ----------    ----------    ----------
Balance as of March 31, 2005 .........            --    39,727,864    13,983,454    $       --           397           140
                                          ==========    ==========    ==========    ==========    ==========    ==========

                                                                                    Accumulated
                                          Additional                                   other           Total
                                           paid-in       Retained      Unearned    comprehensive   shareholders'
                                           capital       earnings    compensation  income (loss)       equity
                                          ----------    ----------    ----------   -------------   -------------

Balance as of December 31, 2003 ......       206,831        97,885            --            237        305,489
 Comprehensive income:
   Net income ........................            --         9,121            --             --          9,121
   Other comprehensive income, related
      to cash flow hedge, net of tax .            --            --            --           (501)          (501)
                                                                                                    ----------
      Total comprehensive income .....                                                                   8,620
 Issuance of common stock ............           528            --            --             --            528
                                          ----------    ----------    ----------     ----------     ----------
Balance as of March 31, 2004 .........       207,359       107,006            --           (264)       314,637
                                          ==========    ==========    ==========     ==========     ==========

Balance as of December 31, 2004 ......       207,915       247,064           (77)           736        456,175
 Comprehensive income:
    Net income .......................            --        68,087            --             --         68,087
    Other comprehensive income:
      Cash flow hedge, net of tax ....            --            --            --           (105)          (105)
      Foreign currency translation ...            --            --            --           (203)          (203)
                                                                                                    ----------
      Total comprehensive income .....                                                                  67,779
 Issuance of common stock ............         1,344            --            13             --          1,357
                                          ----------    ----------    ----------     ----------     ----------
Balance as of March 31, 2005 .........       209,259       315,151           (64)           428        525,311
                                          ==========    ==========    ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                         NELNET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                            Three months ended March 31,
                                                                                            ----------------------------
                                                                                                 2005            2004
                                                                                             -----------     -----------
                                                                                               (dollars in thousands)
Net income ..............................................................................    $    68,087           9,121
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisitions:
    Depreciation and amortization, including loan premiums and deferred origination costs         22,130          25,788
    Derivative market value adjustment ..................................................        (60,290)          2,527
    Ineffectiveness of cash flow hedge ..................................................              5              24
    Non-cash compensation expense .......................................................            136             528
    Loss (income) from equity method investments ........................................            112            (333)
    Deferred income tax expense .........................................................         23,184           1,308
    Provision for loan losses ...........................................................          2,031           3,115
    Increase in accrued interest receivable .............................................        (22,195)        (13,572)
    Decrease in accounts receivable .....................................................          3,973           3,414
    (Increase) decrease in other assets .................................................         (1,703)         20,747
    Increase in accrued interest payable ................................................          4,919           3,134
    (Decrease) increase in other liabilities ............................................        (13,634)         15,255
                                                                                             -----------     -----------
         Net cash provided by operating activities ......................................         26,755          71,056
                                                                                             -----------     -----------

Cash flows from investing activities, net of business acquisitions:
    Originations, purchases, and consolidations of student loans, including loan premiums
       and deferred origination costs ...................................................       (919,351)     (1,253,316)
    Purchases of student loans, including loan premiums, from a related party ...........       (574,166)       (124,853)
    Net proceeds from student loan principal payments and loan consolidations ...........        397,202         604,070
    Net purchases of furniture, equipment, and leasehold improvements ...................         (6,337)         (5,847)
    Decrease (increase) in restricted cash ..............................................         92,032        (129,438)
    Purchases of restricted investments .................................................       (247,652)       (189,773)
    Proceeds from maturities of restricted investments ..................................        247,216         169,145
    Purchase of equity method investments ...............................................             --          (5,250)
    Purchase of loan origination rights .................................................           (260)         (7,871)
    Business acquisitions, net of cash acquired .........................................        (26,843)             --
                                                                                             -----------     -----------
         Net cash used in investing activities ..........................................     (1,038,159)       (943,133)
                                                                                             -----------     -----------

Cash flows from financing activities:
    Payments on bonds and notes payable .................................................       (527,411)       (507,197)
    Proceeds from issuance of bonds and notes payable ...................................      1,545,237       1,281,500
    Payments of debt issuance costs .....................................................         (3,718)         (3,083)
    Proceeds from issuance of common stock ..............................................            311              --
                                                                                             -----------     -----------
         Net cash provided by financing activities ......................................      1,014,419         771,220
                                                                                             -----------     -----------

Effect of exchange rate fluctuations on cash ............................................             55              --

         Net increase (decrease) in cash and cash equivalents ...........................          3,070        (100,857)

Cash and cash equivalents, beginning of period ..........................................         39,989         198,423
                                                                                             -----------     -----------

Cash and cash equivalents, end of period ................................................    $    43,059          97,566
                                                                                             ===========     ===========

Supplemental disclosures of cash flow information:
    Interest paid .......................................................................    $    97,724          44,310
                                                                                             ===========     ===========
    Income taxes paid (received), net of refunds ........................................    $     6,642              (2)
                                                                                             ===========     ===========

See accompanying notes to consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information as of March 31, 2005 and for the three months ended
                      March 31, 2005 and 2004 is unaudited)

1. Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the "Company") as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2004 and, in the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations which might be expected for the entire year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain amounts from 2004 have been reclassified to conform to the current period presentation.

2. Student Loans Receivable

Student loans receivable as of March 31, 2005 and December 31, 2004 consisted of the following:

                                                                                                        As of             As of
                                                                                                      March 31,       December 31,
                                                                                                        2005              2004
                                                                                                    ------------      ------------
                                                                                                        (dollars in thousands)
Federally insured loans ........................................................................    $ 14,262,982        13,208,689
Non-federally insured loans ....................................................................          94,225            90,405
                                                                                                    ------------      ------------
                                                                                                      14,357,207        13,299,094
Unamortized loan premiums and deferred origination costs .......................................         191,961           169,992
Allowance for loan losses - federally insured loans ............................................             (99)             (117)
Allowance for loan losses - non-federally insured loans ........................................          (8,753)           (7,155)
                                                                                                    ------------      ------------
                                                                                                    $ 14,540,316        13,461,814
                                                                                                    ============      ============

Federally insured allowance as a percentage of ending balance of federally insured loans .......            0.00%             0.00%
Non-federally insured allowance as a percentage of ending balance of non-federally insured loans            9.29%             7.91%
Total allowance as a percentage of ending balance of total loans ...............................            0.06%             0.05%

A portion of the Company's Federal Family Education Loan Program ("FFELP" or "FFEL Program") loan portfolio is comprised of loans financed prior to September 30, 2004 with tax-exempt obligations issued prior to October 1, 1993. Based upon provisions of the Higher Education Act of 1965, as amended (the "Higher Education Act"), and related interpretations by the U.S. Department of Education (the "Department"), the Company is entitled to receive special allowance payments on these loans equal to a 9.5% minimum rate of return. In May 2003, the Company sought confirmation from the Department regarding the treatment and recognition of special allowance payments as income based on the 9.5% minimum rate of return. While pending satisfactory resolution of this issue with the Department, the Company deferred recognition of the interest income that was generated by these loans in excess of income based upon the standard special allowance rate. In June 2004, after consideration of certain clarifying information received in connection with the guidance it had sought, including written and verbal communications with the Department, the Company concluded that the earnings process had been completed related to the special allowance payments on these loans and recognized $124.3 million of interest income. As of December 31, 2003 and March 31, 2004, the amount of deferred excess interest income on these loans was $42.9 million and $78.8 million, respectively.

3. Allowance for Loan Losses

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

Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFELP default claims submitted for reimbursement during the 12-month period following the effective date of its designation. The Company is not subject to the 2% risk sharing loss for eligible claims submitted during this 12-month period. Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100% reimbursement.

As of March 31, 2005, more than 99% of the Company's federally insured loans were serviced by providers designated as an Exceptional Performer. Of this more than 99%, the Company serviced approximately 91% and third parties serviced approximately 8%. The Company is entitled to receive this benefit as long as it and/or its other service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. If the Company or a third party servicer were to lose its Exceptional Performance designation, either by the Department discontinuing the program or the Company or third party servicer not meeting the required servicing standards, loans serviced by the Company or third party would become subject to the 2% risk sharing loss for all claims submitted after any loss of the designation.

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

4. Related Party Transaction

On February 4, 2005, the Company entered into an agreement to amend certain existing contracts with Union Bank and Trust Company ("UB&T"), an entity under common control with the Company. Under the agreement, UB&T committed to transfer to the Company substantially all of the remaining balance of UB&T's origination rights in guaranteed student loans to be originated in the future, except for student loans previously committed for sale to others. UB&T will continue to originate student loans, and such guaranteed student loans not previously committed for sale to others are to be sold by UB&T to the Company in the future. UB&T also granted to the Company exclusive rights as marketing agent for student loans on behalf of UB&T. As part of the agreement, UB&T also agreed to sell the Company a portfolio of guaranteed student loans. During the first quarter of 2005, the Company acquired approximately $500 million in loans from UB&T under this agreement. During the second quarter of 2005, the Company will fully complete the loan acquisition portion under this agreement by acquiring approximately $150 million in loans that were not yet fully disbursed during the first quarter. The Company agreed to pay the outstanding principal and accrued interest with respect to the student loans purchased, together with a one-time payment to UB&T in the amount of $20.0 million. The Company allocated the consideration paid to UB&T to loan premiums except for approximately $260,000, which was allocated to loan origination rights.

5. Acquisitions

The Company has positioned itself for growth by building a strong foundation through acquisitions. Although the Company's assets, loan portfolios, and fee-based revenues increase through such transactions, a key aspect of each transaction is its impact on the Company's prospective organic growth and the development of its integrated platform of services.

On December 1, 2004, the Company purchased 100% of the capital stock of EDULINX Canada Corporation ("EDULINX") and its wholly owned subsidiary, Tricura Canada, Inc., for $7.0 million. An additional payment of approximately $6.3 million is to be paid by the Company if EDULINX obtains an extension or renewal of a significant customer servicing contract that currently expires in February 2006. This contingency payment is due following the date on which such extension or renewal period of the servicing contract commences. The acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

The purchase price allocation for EDULINX has not yet been finalized. The preliminary allocation of the purchase price for EDULINX is shown below (dollars in thousands):

      Accounts receivable                                        $ 11,273
      Intangible assets                                             3,820
      Furniture, equipment, and leasehold improvements              5,464
      Other assets                                                  1,180
      Other liabilities                                           (14,690)
                                                                 --------
         Total purchase price                                    $  7,047
                                                                 ========

Effective February 28, 2005, the Company purchased 100% of the capital stock of Student Marketing Group, Inc. ("SMG") and 100% of the membership interests of National Honor Roll, L.L.C. ("NHR"). The initial consideration paid by the Company was $27.0 million. SMG and NHR were entities owned under common control. SMG is a full service direct marketing agency providing a wide range of products and services to help businesses reach the middle school, high school, college bound high school, college, and young adult marketplace in a cost-effective manner. In addition, SMG provides marketing services and college bound student lists to college and university admissions offices nationwide. NHR recognizes middle and high school students for exceptional academic success by providing publication in the National Honor Roll Commemorative Edition, as well as scholarships, a College Admissions Notification Service, and notice to local newspapers and elected officials. In addition to the initial purchase price, additional payments are to be paid by the Company based on the operating results of SMG and NHR as defined in the purchase agreement. The contingent payments are payable in annual installments through April 2008 and in total will range from a minimum of $4.0 million to a maximum of $24.0 million. These acquisitions were accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the effective date of the acquisitions.

The purchase price allocation for SMG and NHR has not yet been finalized. The preliminary allocation of the purchase price for SMG and NHR is show below (dollars in thousands):

      Cash and cash equivalents                                  $    157
      Accounts receivable                                           1,212
      Intangible assets                                            13,111
      Furniture, equipment, and leasehold improvements                545
      Other assets                                                  5,355
      Excess cost over fair value of net assets acquired           10,110
      Other liabilities                                            (3,490)
                                                                 --------
          Total purchase price                                   $ 27,000
                                                                 ========

The pro forma information presenting the combined operations of the Company as though these acquisitions occurred on January 1, 2004 is not significantly different than actual results.

6. Intangible Assets and Goodwill

Intangible assets as of March 31, 2005 and December 31, 2004 consist of the following:

                                                                                                        As of             As of
                                                                                      Useful          March 31,       December 31,
                                                                                       life             2005              2004
                                                                                  -------------     ------------     -------------
                                                                                                       (dollars in thousands)
Amortizable intangible assets:
  Lender/customer relationships and loan origination rights (net of
     accumulated amortization of $631 and $395, respectively)...................  36-120 months     $      9,502             7,505
  Student lists (net of accumulated amortization of $171).......................    48 months              8,026                --
  Customer service contracts - EDULINX (net of accumulated amortization
     of $247 and $61, respectively).............................................    60 months              3,514             3,716
  Other intangible assets (net of accumulated amortization of $9)...............  60-132 months              678                --
  Servicing system software and other intellectual property (net of
     accumulated amortization of $6,712 and $6,137, respectively)...............    36 months                191               766
                                                                                                    ------------     -------------

                                                                                                          21,911            11,987
Unamortizable intangible assets - trade names...................................                           2,254                --
                                                                                                    ------------     -------------

                                                                                                    $     24,165            11,987
                                                                                                    ============     =============

The Company recorded amortization expense on its intangible assets of $1.2 million and $2.1 million for the three months ended March 31, 2005 and 2004, respectively. The Company will continue to amortize intangible assets over their remaining useful lives and estimates it will record amortization expense as follows (dollars in thousands):

      2005 ........................................                $ 3,260
      2006 ........................................                  4,079
      2007 ........................................                  4,079
      2008 ........................................                  4,000
      2009 ........................................                  2,160
      2010 and thereafter .........................                  4,333
                                                                   -------
                                                                   $21,911
                                                                   =======

The change in the carrying amount of goodwill for the three months ended March 31, 2005 was as follows (dollars in thousands):

      Balance as of January 1, 2005 .......................        $ 8,522

         Goodwill acquired during the period ..............         10,110
                                                                   -------

      Balance as of March 31, 2005 ........................        $18,632
                                                                   =======

7. Bonds and Notes Payable

On February 16, 2005 and April 19, 2005, the Company consummated debt offerings of student loan asset-backed notes of $1.3 billion and $2.0 billion, respectively, with final maturity dates ranging from 2011 through 2038. The notes issued in these transactions have variable interest rates based on a spread to LIBOR.

8. Derivative Financial Instruments

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

The following table summarizes the notional values and fair values of the Company's outstanding derivative instruments as of March 31, 2005:

                                                           Notional amounts by product type
                                                  --------------------------------------------------
                                                                                                         Weighted
                                                                                                         average
                                                    Fixed/                    Floating/               fixed rate on
                                                  floating       Basis          fixed                 fixed/floating
                Maturity                            swaps        swaps          swaps        Total        swaps
----------------------------------------          ---------    ---------     ----------    ---------  --------------
                                                                       (dollars in millions)
2005....................................          $   1,187        1,000           210         2,397         2.20 %
2006....................................                613          500            --         1,113         2.99
2007....................................                512           --            --           512         3.42
2008....................................                463           --            --           463         3.76
2009....................................                312           --            --           312         4.01
2010....................................              1,138           --            --         1,138         4.25
                                                  ---------    ---------     ---------     ---------    ---------
     Total..............................          $   4,225        1,500           210         5,935         3.32 %
                                                  =========    =========     =========     =========    =========

Fair value (in thousands)...............          $  52,189       (2,802)       (1,164)       48,223
                                                  =========    =========     =========     =========

The following is a summary of the amounts included in derivative market value adjustment and net settlements on the consolidated income statements:

                                                       Three months ended March 31,
                                                       ----------------------------
                                                            2005          2004
                                                          --------     --------
                                                          (dollars in thousands)
Change in fair value of derivative instruments .......    $ 60,290       (2,527)
Settlements, net .....................................     (10,086)      (1,214)
                                                          --------     --------

Derivative market value adjustment and net settlements    $ 50,204       (3,741)
                                                          ========     ========

9. Accumulated Other Comprehensive Income

The following table shows the components of the change in accumulated other comprehensive income, net of tax, related to one interest rate swap with a notional amount of $150.0 million accounted for as a cash flow hedge:

                                                         Three months ended March 31,
                                                         ----------------------------
                                                              2005          2004
                                                           ---------     ---------
                                                            (dollars in thousands)
Balance at beginning of period ....................        $     736           237

   Change in fair value of cash flow hedge ........             (109)         (516)
   Hedge ineffectiveness reclassified to earnings .                4            15
                                                           ---------     ---------
      Total change in unrealized loss on derivative             (105)         (501)
                                                           ---------     ---------

Balance at end of period ..........................        $     631          (264)
                                                           =========     =========

The Company's components of accumulated other comprehensive income at each balance sheet date follow:

                                          Foreign                    Accumulated
                                         currency                       other
                                        translation    Cash flow    comprehensive
                                        adjustments       hedge     income (loss)
                                        -----------    ----------   -------------
                                                 (dollars in thousands)
Balance at December 31, 2004 ....        $       --           736           736
Fiscal 2005 year-to-date activity              (203)         (105)         (308)
                                         ----------    ----------    ----------

Balance at March 31, 2005 .......        $     (203)          631           428
                                         ==========    ==========    ==========

10. Segment Reporting

The Company is a vertically integrated education finance organization that has four operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), as follows: Asset Management, Student Loan and Guarantee Servicing, Servicing Software, and Direct Marketing. The addition of Direct Marketing as an operating segment is a result of the Company's acquisitions of SMG and NHR in 2005 (see note 5). The Asset Management and Student Loan and Guarantee Servicing operating segments meet the quantitative thresholds identified in SFAS No. 131 as reportable segments and therefore the related financial data is presented below. The Servicing Software and Direct Marketing operating segments do not meet the quantitative thresholds and therefore their financial data is combined and shown as "other" in the presentation below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. SMG and NHR, which constitutes the Direct Marketing segment, recognize revenue when the lists or products are shipped.

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

The Servicing Software segment provides software licenses and maintenance associated with student loan software products. The Direct Marketing segment provides marketing services, college bound student lists, and merchandise to recognize middle and high school students.

Substantially all of the Company's revenues are earned from customers in the United States except for revenue generated from servicing Canadian student loans. For the three months ended March 31, 2005, the Company recognized $15.4 million from Canadian student loan servicing customers.

Costs excluded from segment net income before taxes primarily consist of unallocated corporate expenses, net of miscellaneous revenues. Thus, net income before taxes of the segments includes only the costs that are directly attributable to the operations of the individual segment. Intersegment revenues are charged by a segment to another segment that provides the product or service. The amount of intersegment revenue is based on comparable fees charged in the market.

Segment data is as follows:

                                                                 Three months ended March 31,
                                 -----------------------------------------------------------------------------------------------
                                                       2005                                            2004
                                 ---------------------------------------------   -----------------------------------------------
                                              Student                                           Student
                                              loan and                                         loan and
                                   Asset      guarantee                 Total       Asset      guarantee                  Total
                                 management   servicing     Other     segments   management    servicing     Other      segments
                                 ----------   ---------   --------    --------   ----------    ---------   --------     --------
                                                                     (dollars in thousands)
Net interest income ..........    $ 86,070         678          15      86,763      42,689          261           2       42,952
Other income (expense) .......      52,429      37,166       3,429      93,024        (893)      25,802       1,893       26,802
Intersegment revenues ........          --      26,102       1,304      27,406          --       19,016         979       19,995
                                  --------    --------    --------    --------    --------     --------    --------     --------
   Total revenue .............     138,499      63,946       4,748     207,193      41,796       45,079       2,874       89,749
Provision for loan losses ....       2,031          --          --       2,031       3,115           --          --        3,115
Depreciation and amortization           26         919         799       1,744         334          126       1,763        2,223
Net income (loss) before taxes    $100,217      18,663       2,025     120,905       6,685       13,375        (564)      19,496
                                  ========    ========    ========    ========    ========     ========    ========     ========

                                                 As of           As of
                                               March 31,     December 31,
                                                 2005            2004
                                              -----------    ------------
                                                (dollars in thousands)
      Asset management ...................    $15,861,254     14,808,684
      Student loan and guarantee servicing        152,467        334,181
      Other ..............................         35,656          5,934
                                              -----------    -----------
         Total segment assets ............    $16,049,377     15,148,799
                                              ===========    ===========

Reconciliation of segment data to the consolidated financial statements is as follows:

                                                    Three months ended March 31,
                                                    ----------------------------
                                                         2005          2004
                                                      ---------     ---------
                                                       (dollars in thousands)
      Total segment revenues ......................   $ 207,193        89,749
      Elimination of intersegment revenues ........     (27,406)      (19,995)
      Corporate activities revenues, net ..........       1,357         1,127
                                                      ---------     ---------
         Total consolidated revenues ..............   $ 181,144        70,881
                                                      =========     =========
      Total net income before taxes of segments ...   $ 120,905        19,496
      Corporate activities expenses, net ..........     (13,180)       (4,942)
                                                      ---------     ---------
         Total consolidated net income before taxes   $ 107,725        14,554
                                                      =========     =========

                                                  As of            As of
                                                March 31,      December 31,
                                                  2005             2004
                                              ------------     ------------
                                                  (dollars in thousands)
      Total segment assets ...............    $ 16,049,377       15,148,799
      Elimination of intercompany assets .         (54,255)         (39,213)
      Assets of other operating activities          36,429           50,419
                                              ------------     ------------
         Total consolidated assets .......    $ 16,031,551       15,160,005
                                              ============     ============

Net corporate revenues included in the previous tables are from activities that are not related to the four identified operating segments, such as investment earnings. The net corporate expenses include expenses for marketing and other unallocated support services. The net corporate revenues and expenses are not associated with an ongoing business activity as defined by SFAS No. 131 and, therefore, have not been included within the operating segments.

The assets held at the corporate level are not identified with any of the operating segments. Accordingly, these assets are included in the reconciliation of segment assets to total consolidated assets. These assets consist primarily of cash, investments, furniture, equipment, leasehold improvements, and other assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The discussion should be read in conjunction with the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

This report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used in this report, the words "anticipate," "believe," "estimate," "intend," and "expect" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in "Risk Factors" and elsewhere in this Form 10-Q and changes in the terms of student loans and the educational credit marketplace arising from the implementation of, or changes in, applicable laws and regulations, which may reduce the volume, average term, and costs of yields on student loans under the FFEL Program of the Department or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; and changes in prepayment rates and credit spreads. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report on Form 10-Q or unforeseen events. Although the Company may from time to time voluntarily update its prior forward-looking statements, it disclaims any commitment to do so except as required by securities laws.

Overview

The Company is one of the leading education finance companies in the United States and is focused on providing quality products and services to students and schools nationwide. The Company ranks among the nation's leaders in terms of total net student loan assets with $14.5 billion as of March 31, 2005.

The Company's business is comprised of four primary product and service offerings:

o Asset Management, including student loan originations and acquisitions. The Company provides student loan marketing, originations, acquisitions, and portfolio management. The Company owns a large portfolio of student loan assets through a series of education lending subsidiaries. The Company obtains loans through direct origination or through acquisition of loans. The Company also provides marketing, sales, managerial, and administrative support related to its asset generation activities.

o Student Loan and Guarantee Servicing. The Company services its student loan portfolio and the portfolios of third parties. Servicing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. The following table summarizes the Company's loan servicing volumes as of March 31, 2005:

                                      Company      Percent     Third party    Percent         Total
                                      -------      -------     -----------    -------        -------
                                                          (dollars in millions)
      FFELP and private loans ..      $13,116         59.7%      $ 8,868         40.3%       $21,984
      Canadian loans (in U.S. $)           --           --         7,337        100.0          7,337
                                      -------      -------       -------      -------        -------
                    Total ......      $13,116         44.7%      $16,205         55.3%       $29,321
                                      =======      =======       =======      =======        =======

      The Company also provides servicing support to guaranty agencies, which includes system software, hardware and telecommunication support, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services.

o Servicing Software. The Company uses internally developed loan servicing software and also provides this software to third-party student loan holders and servicers.

o Direct Marketing. The Company provides a wide range of direct marketing products and services to help businesses reach the middle school, high school, college bound high school, college, and young adult market place in a cost-effective manner. The Company also provides marketing services and college bound student lists to college and university admissions offices nationwide. The Company also recognizes middle and high school students for exceptional academic success by providing publications and scholarships.

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

The Company's Asset Management and Student Loan and Guarantee Servicing offerings constitute reportable operating segments according to the provisions of SFAS No. 131. The Servicing Software and Direct Marketing offerings are operating segments that do not meet the quantitative thresholds, and, therefore, are combined and included as other segments. The following tables show the percent of total segment revenue (excluding intersegment revenue) and net income before taxes for each of the Company's reportable segments:

                                                              Three months ended March 31,
                                        --------------------------------------------------------------------------
                                                        2005                                   2004
                                        ----------------------------------     -----------------------------------
                                                       Student                                Student
                                                      loan and                               loan and
                                           Asset      guarantee    Other         Asset       guarantee     Other
                                        management    servicing   segments     management    servicing    segments
                                        ----------    ---------   --------     ----------    ---------    --------
      Segment revenue ................      77.0%        21.1%       1.9%       59.9%        37.4%         2.7%

      Segment net income (loss) before
         taxes .......................      82.9%        15.4%       1.7%       34.3%        68.6%        (2.9%)

The Company's derivative market value adjustment and net settlements are included in the Asset Management segment. Because the majority of the Company's derivatives do not qualify for hedge accounting under SFAS No. 133, the derivative market value adjustment can cause the percent of revenue and net income before taxes to fluctuate from period to period between segments.

The Company's student loan portfolio has grown significantly through originations and acquisitions. The Company originated or acquired $1.5 billion of student loans during the three months ended March 31, 2005 through student loan acquisition channels, including:

o the direct channel, in which the Company originates student loans in one of its brand names directly to student and parent borrowers, which accounted for 38.7% of the student loans added to the Company's loan portfolio through a student loan channel during the three months ended March 31, 2005;

o the branding partner channel, in which the Company acquires student loans from lenders to whom it provides marketing and origination services, which accounted for 46.3% of the student loans added to the Company's loan portfolio through a student loan channel during the three months ended March 31, 2005; and

o the forward flow channel, in which the Company acquires student loans from lenders to whom it provides origination services, but provides no marketing services, or who have agreed to sell loans to the Company under forward sale commitments, which accounted for 12.9% of the student loans added to the Company's loan portfolio through a student loan channel during the three months ended March 31, 2005.

In addition, the Company also acquires student loans through spot purchases, which accounted for 2.1% of student loans added to the Company's loan portfolio through a student loan channel during the three months ended March 31, 2005.

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

The Company's net interest income, or net interest earned on its student loan portfolio, is the primary source of income and is primarily impacted by the size of the portfolio and the net yield of the assets in the portfolio. If the Company's student loan portfolio continues to grow and its net interest margin remains relatively stable, the Company expects its net interest income to increase. The Company's portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. Based upon provisions of the Higher Education Act, and related interpretations by the Department, loans financed prior to September 30, 2004 with tax-exempt obligations issued prior to October 1, 1993 are entitled to receive special allowance payments equal to a 9.5% minimum rate of return. In May 2003, the Company sought confirmation from the Department regarding the treatment and recognition of special allowance payments as income based on the 9.5% minimum rate of return. While pending satisfactory resolution of this issue with the Department, the Company deferred recognition of the interest income that was generated by these loans in excess of income based upon the standard special allowance rate. In June 2004, after consideration of certain clarifying information received in connection with the guidance it had sought, including written and verbal communications with the Department, the Company concluded that the earnings process had been completed related to the special allowance payments on these loans and recognized $124.3 million of interest income. As of December 31, 2003 and March 31, 2004, the amount of deferred excess interest income on these loans was $42.9 million and $78.8 million, respectively. As of March 31, 2005, the Company holds $3.3 billion in loans that are receiving special allowance payments based upon the minimum 9.5% rate.

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

Net interest income increased $43.5 million, or 100.3%, during the three months ended March 31, 2005 as compared to the comparable period in 2004. Net interest income, excluding the effects of variable-rate floor income and the special allowance yield adjustment, increased approximately $14.1 million, or 32.7%, during the three months ended March 31, 2005 as compared to the comparable period in 2004, due to portfolio growth. Net student loans receivable increased $3.3 billion, or 29.7%, to $14.5 billion as of March 31, 2005 as compared to $11.2 billion as of March 31, 2004.

Interest income is also dependent upon the relative level of interest rates. The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate derivative instruments to reduce the economic effect of interest rate volatility. The Company's management has structured all of its derivative instruments with the intent that each is economically effective. However, most of the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133 and thus may adversely impact earnings. In addition, the mark-to-market adjustment recorded through earnings in the Company's consolidated statements of income may fluctuate from period to period. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk."

Competition for the supply channel of education financing in the student loan industry has caused the cost of acquisition (or loan premiums) related to the Company's student loan assets to increase. In addition, the Company has seen significant increases in consolidation loan activity and consolidation loan volume within the industry. The increase in competition for consolidation loans has caused the Company to be aggressive in its measures to protect and secure the Company's existing portfolio through consolidation efforts. The Company will amortize its premiums paid from the purchase of student loans over the average useful life of the assets. When the Company's loans are consolidated, the Company may accelerate recognition of unamortized premiums if the consolidated loan is considered a new loan. The increase in premiums paid on student loans due to the increase in entrants and competition within the industry, coupled with the Company's asset retention practices through consolidation efforts, have caused the Company's yields to be reduced in recent periods due to the amortization of premiums, consolidation rebate fees, and the lower yields on consolidation loans. If the percent of consolidation loans continues to increase as a percent of the Company's overall loan portfolio, the Company will continue to experience reduced yields. If these trends continue, the Company could continue to see an increase in consolidation rebate fees and amortization costs and a reduction in yield. See "-- Student Loan Portfolio--Student Loan Spread Analysis." Although the Company's short-term yields may be reduced if this trend continues, the Company will have been successful in protecting its assets and stabilizing its balance sheet for long-term growth. Conversely, a reduction in consolidation of the Company's own loans or the loans of third parties could positively impact the effect of amortization on the Company's student loan yield from period to period. Also, as the Company's portfolio of consolidation loans grows both in nominal dollars and as a percent of the total portfolio, the impact of premium amortization as a percent of student loan yield should decrease, unless the cost of acquisition of consolidation loans or underlying loans increases substantially in the future.

Net interest income includes $15.8 million, or 46 basis points, in yield reduction due to the amortization of loan premiums and deferred origination costs during the three months ended March 31, 2005 as compared to $19.8 million, or 76 basis points, during the comparable period in 2004. This decrease is due to a slight decease in consolidation activity in 2005 compared to 2004. The Company's unamortized loan premiums and deferred origination costs, as a percent of student loans, remained unchanged at 1.3% as of March 31, 2005 and December 31, 2004. Net interest income also includes $21.8 million, or 63 basis points, in yield reduction due to consolidation rebate fees during the three months ended March 31, 2005 as compared to $14.5 million, or 55 basis points, during the comparable period in 2004. The increase in the consolidation loan rebate fee, combined with the lower lender yield of the consolidation loans the Company is originating, has resulted in student loan interest spread compression, excluding the effects of the variable-rate floor income and special allowance yield adjustment, net of settlements on derivatives, from 1.66% during the three months ended March 31, 2004 to 1.64% during the three months ended March 31, 2005.

Acquisitions

The Company has positioned itself for growth by building a strong foundation through acquisitions. Although the Company's assets, loan portfolios, and fee-based revenues increase through such transactions, a key aspect of each transaction is its impact on the Company's prospective organic growth and the development of its integrated platform of services. As a result of these acquisitions and the Company's rapid organic growth, the period-to-period comparability of the Company's results of operations may be difficult. A summary of 2004 and 2005 acquisitions follows:

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

In December 2004, the Company purchased 100% of the stock of EDULINX. EDULINX is a Canadian corporation that engages in the servicing of student loans in Canada.

Effective February 28, 2005, the Company acquired 100% of the capital stock of SMG, a full service direct marketing agency, and 100% of the membership interests of NHR, a company which provides publications and scholarships for middle and high school students achieving exceptional academic success.

Net Interest Income

The Company generates the majority of its earnings from the spread, referred to as its student loan spread, between the yield the Company receives on its student loan portfolio and the cost of funding these loans. This spread income is reported on the Company's income statement as net interest income. The amortization of loan premiums, including capitalized costs of origination, the consolidation loan rebate fee, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company's income statement. The amortization and write-offs of debt issuance costs are included in interest expense on the Company's income statement.

The Company's portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. Depending on the type of student loan and when the loan was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. The larger the reduction in rates subsequent to the July 1 annual borrower interest rate reset date, the greater the Company's opportunity to earn variable-rate floor income. In declining interest rate environments, the Company can earn significant amounts of such income. Conversely, as the decline in rates abates, or in environments where interest rates are rising, the Company's opportunity to earn variable-rate floor income can be reduced, in some cases substantially. Since the borrower rates are reset annually, the Company views earnings on variable-rate floor income as temporary and not necessarily sustainable. The Company's ability to earn variable-rate floor income in future periods is dependent upon the interest rate environment following the annual reset of borrower rates, and the Company cannot assure the nature of such environment in the future. The Company recorded no variable-rate floor income during the three months ended March 31, 2005 as compared to approximately $348,000 during the comparable period in 2004.

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

Because the Company generates the majority of its earnings from its student loan spread, the interest rate sensitivity of the Company's balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company's interest earnings, net interest income, and net income. The effects of changing interest rate environments are further outlined in Item 3, "Quantitative and Qualitative Disclosures about Market Risk -- Interest Rate Risk."

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

Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFELP default claims submitted for reimbursement during the 12-month period following the effective date of its designation. The Company is not subject to the 2% risk sharing loss for eligible claims submitted during this 12-month period. Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100% reimbursement.

As of March 31, 2005, more than 99% of the Company's federally insured loans were serviced by providers designated as an Exceptional Performer. Of this more than 99%, the Company serviced approximately 91% and third parties serviced approximately 8%. The Company is entitled to receive this benefit as long as it and/or its other service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis.

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

Other Income

The Company also earns fees and generates income from other sources, including principally loan and guarantee servicing income, licensing fees on its software products, and fee-based revenue from direct marketing activities. Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value or number of loans serviced for each customer. Guarantee servicing fees are calculated based on the number of loans serviced or amounts collected. Software services income includes software license and maintenance fees associated with student loan software products. Other fee-based income includes income from the sale of lists and student publications and is recognized when the lists or products are shipped.

Other income also includes the derivative market value adjustment and net settlements as further discussed in Item 3, "Quantitative and Qualitative Disclosures About Market Risk -- Interest Rate Risk."

Operating Expenses

Operating expenses include indirect costs incurred to generate and acquire student loans, costs incurred to manage and administer the Company's student loan portfolio and its financing transactions, costs incurred to service the Company's student loan portfolio and the portfolios of third parties, costs incurred to provide software and direct marketing services to third parties, and other general and administrative expenses. Operating expenses also includes the depreciation and amortization of capital assets and intangible assets.

The Company does not believe inflation has a significant effect on its operations.

Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

                                                            Three months ended March 31,                     Change
                                                            ----------------------------          ----------------------------
                                                               2005              2004              Dollars            Percent
                                                            ---------          ---------          ---------          ---------
                                                                                  (dollars in thousands)
Interest income:
   Loan interest, excluding variable-rate floor income .    $ 200,107          $ 108,196          $  91,911               84.9%
   Variable-rate floor income ..........................           --                348               (348)            (100.0)
   Amortization of loan premiums and deferred ..........      (15,782)           (19,817)             4,035               20.4
   origination costs
   Investment interest .................................        7,002              3,651              3,351               91.8
                                                            ---------          ---------          ---------          ---------
     Total interest income .............................      191,327             92,378             98,949              107.1

Interest expense:
   Interest on bonds and notes payable .................      104,525             49,043             55,482              113.1
                                                            ---------          ---------          ---------          ---------
     Net interest income ...............................       86,802             43,335             43,467              100.3
Less provision for loan losses .........................        2,031              3,115             (1,084)             (34.8)
                                                            ---------          ---------          ---------          ---------
     Net interest income after provision for loan losses       84,771             40,220             44,551              110.8
                                                            ---------          ---------          ---------          ---------

Other income:
   Loan and guarantee servicing income .................       37,176             26,063             11,113               42.6
   Other fee-based income ..............................        3,356              1,889              1,467               77.7
   Software services income ............................        2,206              1,892                314               16.6
   Other income ........................................        1,400              1,443                (43)              (3.0)
   Derivative market value adjustment ..................       60,290             (2,527)            62,817              100.0
   Derivative settlements, net .........................      (10,086)            (1,214)            (8,872)            (730.8)
                                                            ---------          ---------          ---------          ---------
     Total other income ................................       94,342             27,546             66,796              242.5
                                                            ---------          ---------          ---------          ---------

Operating expenses:
   Salaries and benefits ...............................       39,327             27,769             11,558               41.6
   Other operating expenses:
     Depreciation and amortization, excluding
        amortization of intangible assets ..............        3,293              2,330                963               41.3
     Amortization of intangible assets .................        1,173              2,078               (905)             (43.6)
     Trustee and other debt related fees ...............        2,328              2,614               (286)             (10.9)
     Occupancy and communications ......................        4,232              3,082              1,150               37.3
     Advertising and marketing .........................        3,138              2,323                815               35.1
     Professional services .............................        5,776              4,460              1,316               29.5
     Postage and distribution ..........................        4,306              3,848                458               11.9
     Other .............................................        7,815              4,708              3,107               66.0
                                                            ---------          ---------          ---------          ---------
        Total other operating expenses .................       32,061             25,443              6,618               26.0
                                                            ---------          ---------          ---------          ---------
        Total operating expenses .......................       71,388             53,212             18,176               34.2
                                                            ---------          ---------          ---------          ---------
        Income before income taxes .....................      107,725             14,554             93,171              640.2
Income tax expense .....................................       39,638              5,433             34,205              629.6
                                                            ---------          ---------          ---------          ---------
        Net income .....................................    $  68,087          $   9,121          $  58,966              646.5%
                                                            =========          =========          =========          =========


Net interest income. Total loan interest, including amortization of loan premiums and deferred origination costs, increased as a result of an increase in the size of the student loan portfolio, changes in the interest rate environment, and the special allowance yield adjustment, offset by changes in the pricing characteristics of the Company's student loan assets. The special allowance yield adjustment of $29.7 million and higher average interest rates on loans caused an increase in the student loan net yield on the Company's student loan portfolio to 5.37% from 3.40% (when excluding the special allowance yield adjustment, the student loan yield during the three months ended March 31, 2005 was 4.51%.) Variable-rate floor income decreased due to the relative change in interest rates during the periods subsequent to the annual borrower interest rate reset date on July 1 of each year. Consequently, the Company realized no variable-rate floor income during the three months ended March 31, 2005 as compared to approximately $348,000 during the comparable period in 2004. The weighted average interest rate on the student loan portfolio increased due to the special allowance yield adjustment and higher interest rates on loans, offset by the increase in the number of lower yielding consolidation loans, resulting in an increase in loan interest income of approximately $46.1 million. Consolidation loan activity also increased the consolidation rebate fee expense, offset by a decrease in the amortization and write-off of loan premiums and deferred origination costs, overall decreasing loan interest income approximately $3.3 million. The increase in loan interest income was also a result of an increase in the Company's portfolio of student loans. The average student loan portfolio increased $3.3 billion, or 31.5%, during the three months ended March 31, 2005 compared to the same period in 2004, which increased loan interest income by approximately $53.1 million.

Interest expense on bonds and notes payable increased as average total debt increased approximately $3.0 billion. Average variable-rate debt increased $3.3 billion, which increased interest expense by approximately $21.3 million. The Company reduced average fixed-rate debt by $218.0 million, which decreased the Company's overall interest expense by approximately $3.4 million. The increase in interest rates, specifically LIBOR and auction rates, increased the Company's average cost of funds (excluding derivative settlement costs) to 2.85% from 1.69%, which increased interest expense approximately $37.4 million.

Net interest income, excluding the effects of the special allowance yield adjustment and variable-rate floor income, increased approximately $14.1 million, or 32.7%, to approximately $57.1 million from approximately $43.0 million.

Provision for loan losses. The provision for loan losses for federally insured student loans decreased $1.4 million from $1.5 million to $81,000 because of the Company's Exceptional Performer designation in June 2004. The provision for loan losses for non-federally insured loans increased $280,000 from $1.7 million to $2.0 million because of the increase in the non-federally insured loans and expected performance of the non-federally insured loan portfolio.

Other income. Loan and guarantee servicing income increased due to the acquisition of EDULINX in December 2004, which recognized $15.4 million of servicing income during the three months ended March 31, 2005. This increase was offset by the reduction in the number and dollar amount of loans serviced for third parties in the Company's U.S. servicing operations from $9.4 billion as of March 31, 2004 to $8.9 billion as of March 31, 2005. Total average U.S. third-party loan servicing volume decreased $127.7 million, or 1.4%, which resulted in a decrease in loan servicing income of approximately $2.7 million. The decrease in the Company's U.S. servicing volume is due to loan pay downs being greater than loan additions within the third-party customer portfolios. In addition, guarantee servicing income decreased $1.6 million due to a customer that did not renew its servicing contract in April 2004. Other fee-based income increased due to the acquisitions of SMG and NHR effective February 28, 2005. Software services income increased due to additional system maintenance and enhancement work performed for clients.

The Company utilizes derivative instruments to provide economic hedges to protect against the impact of adverse changes in interest rates. During the three months ended March 31, 2005, the derivative market value adjustment gains were $60.3 million and net settlements representing realized costs were $10.1 million as compared to derivative market adjustment losses of $2.5 million and net settlements of $1.2 million for the comparable period in 2004. This increase, in addition to the changes in interest rates and fluctuations in the forward yield curve, is the result of the Company entering into $3.7 billion in notional amount of derivatives in July 2004. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk -- Interest Rate Risk."

Operating expenses. Salaries and benefits increased $7.5 million due to the acquisitions of EDULINX, SMG, and NHR. In addition, the 2005 incentive plan expense increased approximately $3.0 million due to a change in terms of the Company's incentive plan.

The increase in depreciation and amortization is due to an approximately $600,000 increase as a result of the acquisition of EDULINX. The decrease in the amortization of intangible assets is due to certain intangible assets becoming fully amortized in 2004, offset by the amortization of acquired intangible assets related to recent acquisitions. The decrease in trustee and other debt related fees relates to the improved efficiencies in the Company's debt transactions. Occupancy and communications, professional services, postage and distribution, and other operating expenses increased due to the acquisition of EDULINX, SMG, and NHR. Advertising and marketing expenses increased approximately $340,000 due to the acquisitions of EDULINX and SMG and approximately $475,000 due to the expansion of the Company's marketing efforts, especially in the consolidations area.

Income tax expense. Income tax expense increased due to the increase in income before income taxes. The Company's effective tax rate was 36.8% and 37.3% during the three months ended March 31, 2005 and 2004, respectively.

Financial Condition

As of March 31, 2005 compared to December 31, 2004

                                                                                                         Change
                                                           As of             As of           -------------------------------
                                                      March 31, 2005   December 31, 2004       Dollars             Percent
                                                      --------------   -----------------     -----------         -----------
                                                                             (dollars in thousands)
Assets:
Student loans receivable, net .................        $14,540,316        $13,461,814        $ 1,078,502                 8.0%
Other assets ..................................          1,443,012          1,698,191           (255,179)              (15.0)
Fair value of derivative instruments, net .....             48,223                 --             48,223               100.0
                                                       -----------        -----------        -----------         -----------
     Total assets .............................        $16,031,551        $15,160,005        $   871,546                 5.7%
                                                       ===========        ===========        ===========         ===========

Liabilities:
Bonds and notes payable .......................        $15,318,517        $14,300,606        $ 1,017,911                 7.1%
Fair value of derivative instruments, net .....                 --             11,895            (11,895)             (100.0)
Other liabilities .............................            187,723            391,329           (203,606)              (52.0)
                                                       -----------        -----------        -----------         -----------
     Total liabilities ........................         15,506,240         14,703,830            802,410                 5.5

Shareholders' equity:
Shareholders' equity ..........................            525,311            456,175             69,136                15.2
                                                       -----------        -----------        -----------         -----------
     Total liabilities and shareholders' equity        $16,031,551        $15,160,005        $   871,546                 5.7%
                                                       ===========        ===========        ===========         ===========

Total assets increased primarily due to an increase in student loans receivable. The Company originated and acquired $1.5 billion of student loans during the three months ended March 31, 2005, offset by repayments of approximately $0.4 billion. Other assets declined primarily because of a $220.5 million decrease in restricted cash due to loan program customers, which reflects timing of disbursements on loans and reduced lockbox volume. The fair value of derivatives instruments changed from a net liability as of December 31, 2004 to a net asset as of March 31, 2005 due to the change in market conditions on the Company's derivative instruments. Total liabilities increased primarily because of an increase in bonds and notes payable, resulting from additional borrowings to fund growth in student loans. Other liabilities include restricted cash amounts due to loan program customers that decreased $220.5 million as a result of timing of disbursements on loans and reduced lockbox volume. Shareholders' equity increased primarily as a result of net income of $68.1 million during the three months ended March 31, 2005.

Liquidity and Capital Resources

The Company utilizes operating cash flow, operating lines of credit, and secured financing transactions to fund operations and student loan acquisitions. In addition, on April 13, 2005, the Company filed a universal shelf registration statement with the Securities and Exchange Commission ("SEC"). When declared effective, this will allow the Company to sell up to $750 million of securities that may consist of common stock, preferred stock, unsecured debt securities, warrants, stock purchase contracts, and stock purchase units. The terms of any securities would be established at the time of the offering. As of the date of this report, the registration statement has not yet become effective, and securities may not be sold under the registration statement nor may offers to buy be accepted before the registration statement becomes effective. The information in this report with respect to the universal shelf registration statement shall not constitute an offer to sell or solicitation of an offer to buy the securities.

Operating activities provided net cash of $26.8 million during the three months ended March 31, 2005, a decrease of $44.3 million from the net cash provided by operating activities of $71.1 million during the comparable period in 2004. Operating cash flows are driven by net income adjusted for various non-cash items such as the provision for loan losses, depreciation and amortization, deferred income taxes, the derivative market value adjustment, non-cash compensation expense, and income (losses) from equity method investments. These non-cash items resulted in a decrease in cash provided by operating activities of $45.6 million during the three months ended March 31, 2005 as compared to the comparable period in 2004.

As of March 31, 2005, the Company had a $35.0 million operating line of credit and a $50.0 million commercial paper commitment under two separate facilities from a group of six large regional and national financial institutions that expire in September 2005. The Company uses these facilities primarily for general operating purposes and had $23.9 million borrowed under these facilities as of March 31, 2005. The Company had $61.1 million available to borrow under these operating lines as of March 31, 2005. The Company believes these facilities and the universal shelf registration indicate a favorable trend in its available capital resources.

The Company's secured financing instruments include commercial paper lines, short-term student loan warehouse programs, variable-rate tax-exempt bonds, fixed-rate bonds, fixed-rate tax-exempt bonds, and various asset-backed securities. Of the $15.3 billion of debt outstanding as of March 31, 2005, $12.5 billion was issued under securitization transactions. On February 16, 2005 and April 19, 2005, the Company completed asset-backed securities transactions totaling $1.3 billion and $2.0 billion, respectively. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market in 2005 and subsequent years. Securities issued in the securitization transactions are generally priced off a spread to LIBOR or set under an auction procedure. The student loans financed are generally priced on a spread to commercial paper or U.S. Treasury bills.

The Company's warehouse facilities allow for expansion of liquidity and capacity for student loan growth and should provide adequate liquidity to fund the Company's student loan operations for the foreseeable future. As of March 31, 2005, the Company had a loan warehousing capacity of $4.4 billion, of which $2.8 billion was outstanding, through 364-day commercial paper conduit programs. The Company had $1.6 billion in warehouse capacity available under its warehouse facilities as of March 31, 2005. These conduit programs mature in 2005 through 2009; however, they must be renewed annually by underlying liquidity providers. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements, and therefore the Company does not believe the renewal of these contracts present a significant risk to its liquidity.

The Company is limited in the amounts of funds that can be transferred from its subsidiaries through intercompany loans, advances, or cash dividends. These limitations result from the restrictions contained in trust indentures under debt financing arrangements to which the Company's education lending subsidiaries are parties. The Company does not believe these limitations will significantly affect its operating cash needs. The amounts of cash and investments restricted in the respective reserve accounts of the education lending subsidiaries are shown on the balance sheets as restricted cash and investments.

The following table summarizes the Company's bonds and notes outstanding as of March 31, 2005:

                                                                                        Interest rate
                                                                                          range on
                                                   Carrying            Percent            carrying                  Final
                                                    amount            of total             amount                  maturity
                                                 -----------        -----------         -------------        -------------------
                                                  (dollars in
                                                  thousands)
Variable rate bonds and notes (a):
   Bond and notes based on indices ......        $ 8,289,473               54.1%        1.84% - 3.79%        11/25/09 - 01/25/41
   Bond and notes based on auction ......          3,542,470               23.1         1.85% - 3.20%        11/01/09 - 07/01/43
                                                 -----------        -----------
      Total variable rate bonds and notes         11,831,943               77.2
Commerical paper and other ..............          2,786,767               18.2         2.65% - 2.80%        05/13/05 - 09/02/09
Fixed-rate bonds and notes (a) ..........            660,943                4.3         5.20% - 6.68%        05/01/05 - 05/01/29
Other borrowings ........................             38,864                0.3         2.95% - 6.00%        09/23/05 - 11/01/05
                                                 -----------        -----------
   Total ................................        $15,318,517              100.0%
                                                 ===========        ===========

----------

(a) Issued in securitization transactions.

The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company's contractual obligations as of March 31, 2005 were as follows:

                                                       Less than                                                More than
                                      Total             1 year          1 to 3 years       3 to 5 years          5 years
                                   -----------        -----------       ------------       ------------        -----------
                                                                    (dollars in thousands)
Bonds and notes payable ...        $15,318,517          2,533,986            203,001            779,227         11,802,303
Operating lease obligations             19,859              5,815              9,001              3,208              1,835
                                   -----------        -----------        -----------        -----------        -----------
   Total ..................        $15,338,376          2,539,801            212,002            782,435         11,804,138
                                   ===========        ===========        ===========        ===========        ===========

The Company has commitments with its branding partners and forward flow lenders which obligate the Company to purchase loans originated under specific criteria, although the branding partners and forward flow lenders are not obligated to provide the Company with a minimum amount of loans. Branding partners are those entities from whom the Company acquires student loans and provides marketing and origination services. Forward flow lenders are those entities from whom the Company acquires student loans and provides origination services. These commitments generally run for periods ranging from one to five years and are generally renewable. As of March 31, 2005, the Company was committed to extend credit or was obligated to purchase $372.8 million of student loans at current market rates at the respective sellers' requests under various agreements.

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

Effective February 28, 2005, the Company purchased 100% of the capital stock of SMG and 100% of the membership interests of NHR. The initial consideration paid by the Company was $27.0 million. In addition to the initial purchase price, additional payments are to be paid by the Company based on the operating results of SMG and NHR as defined in the purchase agreement. The contingent payments are payable in annual installments through April 2008 and in total will range from a minimum of $4.0 million to a maximum of $24.0 million.

Student Loan Portfolio

The table below describes the components of the Company's loan portfolio:

                                                                     As of March 31, 2005             As of December 31, 2004
                                                                ----------------------------       ----------------------------
                                                                  Dollars         Percent             Dollars         Percent
                                                                ------------    ------------       ------------    ------------
                                                                                     (dollars in thousands)
Federally insured:
   Stafford ..............................................      $  5,340,328            36.7%      $  5,047,487            37.5%
   PLUS/SLS ..............................................           329,765             2.3            252,910             1.9
   Consolidation .........................................         8,592,889            59.1          7,908,292            58.7
Non-federally insured ....................................            94,225             0.7             90,405             0.7
                                                                ------------    ------------       ------------    ------------
      Total ..............................................        14,357,207            98.8         13,299,094            98.8
Unamortized loan premiums and deferred origination costs .           191,961             1.3            169,992             1.3
Allowance for loan losses:
   Allowance - federally insured .........................               (99)           (0.0)              (117)           (0.0)
   Allowance - non-federally insured .....................            (8,753)           (0.1)            (7,155)           (0.1)
                                                                ------------    ------------       ------------    ------------
      Net ................................................      $ 14,540,316           100.0%      $ 13,461,814         100.0 %
                                                                ============    ============       ============    ============

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company's allowance for loan losses is presented in the following table:

                                                                            Three months ended March 31,
                                                                          --------------------------------
                                                                              2005                2004
                                                                          ------------        ------------
                                                                               (dollars in thousands)
Balance at beginning of period .....................................      $      7,272        $     16,026
Provision for loan losses:
   Federally insured loans .........................................                81               1,445
   Non-federally insured loans .....................................             1,950               1,670
                                                                          ------------        ------------
      Total provision for loan losses ..............................             2,031               3,115
Charge-offs:
   Federally insured loans .........................................               (99)               (985)
   Non-federally insured loans .....................................              (503)             (1,629)
                                                                          ------------        ------------
      Total charge-offs ............................................              (602)             (2,614)
Recoveries, non-federally insured loans ............................               151                  96
                                                                          ------------        ------------
Net charge-offs ....................................................              (451)             (2,518)
                                                                          ------------        ------------
Balance at end of period ...........................................      $      8,852        $     16,623
                                                                          ============        ============
Allocation of the allowance for loan losses:
   Federally insured loans .........................................      $         99        $     10,215
   Non-federally insured loans .....................................             8,753               6,408
                                                                          ------------        ------------
      Total allowance for loan losses ..............................      $      8,852        $     16,623
                                                                          ============        ============

Net loan charge-offs as a percentage of average student loans ......             0.013%              0.096%
Total allowance as a percentage of average student loans ...........             0.064%              0.159%
Total allowance as a percentage of ending balance of student loans .             0.062%              0.150%
Non-federally insured allowance as a percentage of the ending
   balance of non-federally insured loans ..........................             9.289%              6.923%
Average student loans ..............................................      $ 13,742,362        $ 10,453,826
Ending balance of student loans ....................................      $ 14,357,207        $ 11,065,865
Ending balance of non-federally insured loans ......................      $     94,225        $     92,567

Delinquencies have the potential to adversely impact the Company's earnings through increased servicing and collection costs and account charge-offs. The table below shows the student loan delinquency amounts:

                                                      As of March 31, 2005              As of December 31, 2004
                                                  ----------------------------       ----------------------------
                                                     Dollars         Percent           Dollars          Percent
                                                  -----------      -----------       -----------      -----------
                                                                      (dollars in thousands)
Federally Insured Loans:
   Loans in-school/grace/deferment(1) ......      $ 4,204,056                        $ 3,584,260
   Loans in forebearance(2) ................        1,718,915                          1,654,158
   Loans in repayment status:
      Loans current ........................        7,500,158             89.9%        7,142,808             89.6%
      Loans delinquent 31-60 days(3) .......          291,673              3.5           338,434              4.3
      Loans delinquent 61-90 days(3) .......          173,859              2.1           154,477              1.9
      Loans delinquent 91 days or greater(4)          374,321              4.5           334,552              4.2
                                                  -----------      -----------       -----------      -----------
         Total loans in repayment ..........        8,340,011            100.0%        7,970,271            100.0%
                                                  -----------      ===========       -----------      ===========
         Total federally insured loans .....      $14,262,982                        $13,208,689
                                                  ===========                        ===========
Non-Federally Insured Loans:
   Loans in-school/grace/deferment(1) ......      $    25,500                        $    23,106
   Loans in forebearance(2) ................            2,338                              2,110
   Loans in repayment status:
      Loans current ........................           61,069             92.0%           58,606             89.9%
      Loans delinquent 31-60 days(3) .......            1,953              2.9             2,559              3.9
      Loans delinquent 61-90 days(3) .......            1,643              2.5             1,495              2.3
      Loans delinquent 91 days or greater(4)            1,722              2.6             2,529              3.9
                                                  -----------      -----------       -----------      -----------
         Total loans in repayment ..........           66,387            100.0%           65,189            100.0%
                                                  -----------      ===========       -----------      ===========
         Total non-federally insured loans .      $    94,225                        $    90,405
                                                  ===========                        ===========

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

One of the Company's primary objectives is to focus on originations through the direct channel and acquisitions through the branding partner channel. The Company has extensive and growing relationships with many large financial and educational institutions that are active in the education finance industry. Loss of a strong relationship with an institution that the Company directly or indirectly acquires a significant volume of student loans could result in an adverse effect on the volume derived from the branding partner channel.

The table below sets forth the activity of loans originated or acquired through each of the Company's channels:

                                                           Three months ended March 31,
                                                         -------------------------------
                                                            2005                 2004
                                                         ------------       ------------
                                                              (dollars in thousands)
Beginning balance .................................      $ 13,299,094         10,314,874
Direct channel:
   Consolidation loan originations ................           745,090            806,565
   Less consolidation of existing portfolio .......          (337,100)          (368,400)
                                                         ------------       ------------
      Net consolidation loan originations .........           407,990            438,165
   Stafford/PLUS loan originations ................           155,023             92,927
Branding partner channel ..........................           673,841            354,503
Forward flow channel ..............................           187,163             85,204
Other channels ....................................            31,688             20,996
                                                         ------------       ------------
   Total channel acquisitions .....................         1,455,705            991,795
Repayments, claims, capitalized interest, and other          (397,592)          (240,804)
                                                         ------------       ------------
Ending balance ....................................      $ 14,357,207         11,065,865
                                                         ============       ============

Student Loan Spread Analysis

Maintenance of the spread on assets is a key factor in maintaining and growing the Company's income. The following table analyzes the student loan spread on the Company's portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities used to fund the assets:

                                                             Three months ended March 31,
                                                         ------------------------------------
                                                              2005                   2004
                                                         --------------        --------------
Student loan yield ................................                6.46%                 4.71%
Consolidation rebate fees .........................               (0.63)                (0.55)
Premium and deferred origination costs amortization               (0.46)                (0.76)
                                                         --------------        --------------
Student loan net yield ............................                5.37                  3.40
Student loan cost of funds (a) ....................               (3.12)                (1.73)
                                                         --------------        --------------
Student loan spread ...............................                2.25                  1.67
Variable-rate floor income ........................                  --                 (0.01)
Special allowance yield adjustment, net of
   settlements on derivatives (b) .................               (0.61)                   --
                                                         --------------        --------------
Core student loan spread ..........................                1.64%                 1.66%
                                                         ==============        ==============

Average balance of student loans (in thousands) ...      $   13,742,362        $   10,453,826
Average balance of debt outstanding (in thousands)           14,677,213            11,631,648

----------

(a) The student loan cost of funds includes the effects of the net settlement costs on the Company's derivative instruments of $10.1 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively.

(b) The special allowance yield adjustment of approximately $29.7 million for the three months ended March 31, 2005 represents the impact of net spread had loans earned at statutorily defined rates under a taxable financing. This special allowance yield adjustment has been reduced by net settlements on derivative instruments that were used to hedge this loan portfolio earning the excess yield, which was $8.9 million for the three months ended March 31, 2005.

The increase in lower yielding consolidation loans coupled with a slightly higher interest rate environment has caused some compression in the Company's loan spread when excluding the special allowance yield adjustment, net of settlements on derivatives.

Risks

If any of the following risks actually occurs, the Company's business, financial condition, and results of operations could be materially and adversely affected. See also the risk factors under the heading "Risk Factors" in Part I, Item I, "Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Political/Regulatory Risk

Following the Company's disclosures related to recognition of the special allowance yield adjustment on its 9.5% loan portfolio ("9.5% Floor"), a United States Senator, by letter to the Secretary of Education dated August 26, 2004, requested information as to whether the Department had approved of the Company's receipt of the 9.5% Floor income and, if not, why the Department had not sought to recover claimed subsidies under the 9.5% Floor. By letter dated September 10, 2004, the Company furnished to the Department certain background information concerning the growth of the 9.5% Floor loans in its portfolio, which information had been requested by the Department. The Senator, in a second letter to the SEC dated September 21, 2004, requested that the SEC investigate the Company's activities related to the 9.5% Floor. More specifically, the individual raised concerns about the Company's disclosures in connection with its decision to recognize the previously deferred income, and trading of Company securities by Company executives following such disclosures. On September 27, 2004, the Company voluntarily contacted the SEC to request a meeting with the SEC Staff. The Company's request was granted, and representatives of the Company met with representatives of the SEC Staff on October 12, 2004. Company representatives offered to provide to the SEC information that the SEC Staff wished to have relating to the issues raised in the Senator's letter. By letter dated October 14, 2004, the SEC Staff requested that, in connection with an informal investigation, the Company provide certain identified information. The Company has furnished to the SEC Staff the information it has requested and is fully cooperating with the SEC Staff in its informal investigation. The Company continues to believe that the concerns expressed to the SEC by the Senator are entirely unfounded, but it is not appropriate or feasible to determine or predict the ultimate outcome of the SEC's informal investigation. The Company's costs related to the SEC's informal investigation are being expensed as incurred. Additional costs, if any, associated with an adverse outcome or resolution of that matter, in a manner that is currently indeterminate and inherently unpredictable, could adversely affect the Company's financial condition and results of operations. Although it is possible that an adverse outcome in certain circumstances could have a material adverse effect, based on information currently known by the Company's management, in its opinion, the outcome of such pending informal investigation is not likely to have such an effect.

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

o changes to the FFEL Program guarantee rates and terms, including proposals for a decrease in insurance on portfolios receiving the benefit of the Exceptional Performance designation from 100% to 97% or greater of principal and accrued interest, and a decrease in insurance on portfolios not subject to the Exceptional Performance designation from 98% to 95% of principal and accrued interest;

o eliminating variable-rate floor income, including prospectively and permanently eliminating the 9.5% floor interest rate on loans refinanced with funds from pre-1993 tax-exempt financings and eliminating rebate of excess earnings on loans where the borrower rate is in excess of the lender rate;

o limiting and/or preventing a FFEL Program lender from making a consolidation loan consisting of only Federal Direct Lending ("FDL") loans; and

o initiatives aimed at promoting the FDL Program to the detriment of the FFEL Program.

In addition, in October 2004, Congress passed and President Bush signed into law the Taxpayer-Teacher Protection Act of 2004 (the "October Act"), which prospectively suspended eligibility for the 9.5% Floor on any loans refinanced with proceeds of taxable obligations between September 30, 2004 and January 1, 2006. The Company's FFELP loans, which have been refinanced with proceeds of taxable obligations and are receiving special allowance payments under the 9.5% Floor, were all refinanced with proceeds of taxable obligations well before September 30, 2004. The Company had ceased adding to its portfolio of loans receiving special allowance payments subject to the 9.5% Floor in May 2004, and thus the language in the October Act is not expected to have an effect upon the eligibility of such loans for the 9.5% Floor, nor is it expected to have a material effect upon the Company's financial condition or results of operation.

There are proponents of legislation which could act to retroactively remove eligibility for the 9.5% Floor from FFELP loans that have, prior to September 30, 2004, been refinanced with proceeds of taxable obligations. The Company cannot predict whether such legislation will be advanced in the future. If such retroactive legislation were to be enacted and withstand legal challenge, it would have a material adverse effect upon the Company's financial condition and results of operations. Retroactive legislation was called for during congressional debate in October 2004. However, the Department has indicated that receipt of the 9.5% Floor income is permissible under current law and previous interpretations thereof. The Company cannot predict whether the Department will maintain its position in the future on the permissibility of the 9.5% Floor.

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

The Company relies upon conduit warehouse loan financing vehicles to support its funding needs on a short-term basis. There can be no assurance that the Company will be able to maintain such warehouse financing in the future. As of March 31, 2005, the Company had a student loan warehousing capacity of $4.4 billion, of which $2.8 billion was outstanding, through 364-day commercial paper conduit programs. These conduit programs mature in 2005 through 2009; however, they must be renewed annually by underlying liquidity providers and may be terminated at any time for cause. There can be no assurance the Company will be able to maintain such conduit facilities, find alternative funding, or increase the commitment level of such facilities, if necessary. While the Company's conduit facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future. The Company's has two general operating lines of credit that are for terms of less than one year each, are renewable at the option of the lenders, and may be terminated at any time for cause. In addition, the Company has a credit facility agreement with a Canadian financial institution that is cancelable by either party upon demand.

The Company has historically relied upon, and expects to continue to rely upon, asset-backed securitizations as its most significant source of funding for student loans on a long-term basis. As of March 31, 2005, $12.5 billion of the Company's student loans were funded by long-term asset-backed securitizations. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. In addition, some of the residual interests in these securitizations have been pledged to secure additional bond obligations. The Company's rights to cash flow from securitized student loans are subordinate to bondholder interests, and these loans may fail to generate any cash flow beyond what is due to pay bondholders.

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

Credit Risk

As of March 31, 2005, 99% of the Company's student loan portfolio was comprised of federally insured loans. These loans benefit from a federal guarantee of between 98% and 100% of their principal balance and accrued interest.

In June 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company is not subject to the 2% risk sharing loss for eligible claims submitted during a 12-month period. The Company is entitled to receive this benefit as long as it and/or its other service providers designated as Exceptional Performers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. The Company bears full risk of losses experienced with respect to the unguaranteed portion of its federally insured loans (those loans not serviced by a service provider designated as an Exceptional Performer). If the Company or a third party service provider were to lose its Exceptional Performance designation, either by the Department discontinuing the program or the Company or third party not meeting the required servicing standards, loans serviced by the Company or third-party would become subject to the 2% risk sharing loss for all claims submitted after any loss of the Exceptional Performance designation. If the Department discontinued the program, the Company would have to establish a provision for loan losses related to the 2% risk sharing. Based on the balance of federally insured loans outstanding as of March 31, 2005, this provision would be approximately $10.0 million. In addition, President Bush's fiscal year 2006 budget proposals provide for a decrease in insurance (i) under the Exceptional Performer designation from 100% to 97% or greater and (ii) on portfolios not subject to the Exceptional Performer designation from 98% to 95% of principal and accrued interest. The Company cannot predict whether the budget proposals will be enacted into law, but they may form some of the framework for Congress as it negotiates the fiscal year 2006 budget resolution.

Losses on the Company's non-federally insured loans are borne by the Company, with the exception of certain privately insured loans. Privately insured loans constitute a minority of the Company's non-federally insured loan portfolio. The loan loss pattern on the Company's non-federally insured loan portfolio is not as developed as that on its federally insured loan portfolio. As of March 31, 2005, the aggregate principal balance of non-federally insured loans comprised 1% of the Company's entire student loan portfolio; however, it is expected to increase to between 3% and 5% over the next three to five years. There can be no assurance that this percentage will not further increase over the long term. The performance of student loans in the portfolio is affected by the economy, and a prolonged economic downturn may have an adverse effect on the credit performance of these loans.

While the Company has provided allowances estimated to cover losses that may be experienced in both its federally insured and non-federally insured loan portfolios, there can be no assurance that such allowances will be sufficient to cover actual losses in the future.

Operational Risk

Operational risk can result from regulatory compliance errors, technology failures, breaches of internal control systems, and the risk of fraud or unauthorized transactions. Operational risk includes failure to comply with regulatory requirements of the Higher Education Act, rules and regulations of the agencies that act as guarantors on the student loans, and federal and state consumer protection laws and regulations on the Company's non-federally insured loans. In addition, Canadian laws and regulations govern the Company's Canadian loan servicing operations. Such failure to comply, irrespective of the reason, could subject the Company to loss of the federal guarantee on FFELP loans, costs of curing servicing deficiencies or remedial servicing, suspension or termination of the Company's right to participate in the FFEL program or to participate as a servicer, negative publicity, and potential legal claims or actions brought by the Company's servicing customers and borrowers.

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

Competitive Risks

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

In addition, as of March 31, 2005, third parties owned approximately 55% of the loans the Company serviced. To the extent that third-party servicing clients reduce the volume of student loans that the Company processes on their behalf, the Company's income would be reduced, and, to the extent the related costs could not be reduced correspondingly, net income could be materially adversely affected. Such volume reductions occur for a variety of reasons, including if third-party servicing clients commence or increase internal servicing activities, shift volume to another service provider, perhaps because such other service provider does not compete with the client in student loan originations and acquisitions, or exit the FFEL Program completely.

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

The Company cannot assure that its forward flow channel lenders or its branding partners will continue their relationships with the Company. Loss of a strong relationship with a significant branding partner or with schools, from which a significant volume of student loans is directly or indirectly acquired, could result in an adverse effect on the Company's business.

The business of servicing Canadian student loans by EDULINX is limited to a small group of servicing customers and the agreement with the largest of such customers is currently scheduled to expire in February 2006. EDULINX cannot guarantee that it will obtain a renewal of this largest servicing agreement or that it will maintain its other servicing agreements and the termination of any such servicing agreements could result in an adverse effect on its business.

Prepayment Risk

Pursuant to the Higher Education Act, borrowers may prepay loans made under the FFEL Program at any time. Prepayments may result from consolidating student loans, which tends to occur more frequently in low interest rate environments, from borrower defaults, which will result in the receipt of a guarantee payment, and from voluntary full or partial prepayments, among other things. High prepayment rates will have the most impact on the Company's asset-backed securitization transactions priced in relation to LIBOR. The rate of prepayments of student loans may be influenced by a variety of economic, social, and other factors affecting borrowers, including interest rates and the availability of alternative financing. The Company's profits could be adversely affected by higher prepayments, which would reduce the amount of interest the Company receives and expose the Company to reinvestment risk.

Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the consolidated financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFELP default claims submitted for reimbursement during the 12-month period following the effective date of its designation. The Company is not subject to the 2% risk sharing loss for eligible claims submitted during this 12-month period. Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are subject to the 100% reimbursement. As of March 31, 2005, more than 99% of the Company's federally insured loans were serviced by providers designated as an Exceptional Performer. Of this more than 99%, the Company serviced approximately 91% and third parties serviced approximately 8%. The Company is entitled to receive this benefit as long as it and/or its other service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis.

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

                                         As of March 31, 2005            As of December 31, 2004
                                    -----------      -----------       -----------      -----------
                                      Dollars          Percent           Dollars          Percent
                                    -----------      -----------       -----------      -----------
                                                        (dollars in thousands)
Fixed-rate loan assets .......      $ 5,393,697             37.6%      $ 5,559,748             41.8%
Variable-rate loan assets ....        8,963,510             62.4         7,739,346             58.2
                                    -----------      -----------       -----------      -----------
   Total .....................      $14,357,207            100.0%      $13,299,094            100.0%
                                    ===========      ===========       ===========      ===========

Fixed-rate debt instruments ..      $   660,943              4.3%      $   712,641              5.0%
Variable-rate debt instruments       14,657,574             95.7        13,587,965             95.0
                                    -----------      -----------       -----------      -----------
   Total .....................      $15,318,517            100.0%      $14,300,606            100.0%
                                    ===========      ===========       ===========      ===========

The following table shows the Company's student loan assets currently earning at a fixed-rate as of March 31, 2005:

                             Borrower/          Estimated
                              lender             variable                  Current
       Fixed interest        weighted           conversion               balance of
         rate range        average yield          rate (a)           fixed rate assets
         ----------        -------------          --------           -----------------
                                                                  (dollars in thousands)
         5.5 - 6.0%            5.69%               3.05%                 $ 160,003
         6.0 - 6.5             6.21                3.57                    299,487
         6.5 - 7.0             6.71                4.07                    359,426
         7.0 - 8.0             7.52                4.88                    315,462
           > 8.0               8.56                5.92                    977,817
      9.5 floor yield          9.50                6.86                  3,281,502
                                                                       -----------

                                                                       $ 5,393,697
                                                                       ===========

----------

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

The following table summarizes the notional values and fair values of the Company's outstanding derivative instruments as of March 31, 2005:

                                                             Notional amounts by product type
                                            ---------------------------------------------------------------
                                                                                                                  Weighted
                                                                                                                   average
                                                                                                                 fixed rate
                                              Fixed/                            Floating/                         on fixed/
                                             floating           Basis             fixed                           floating
                 Maturity                    swaps (a)        swaps (b)         swaps (c)          Total            swaps
-----------------------------------------   -----------      -----------       ----------       -----------      ----------
                                                                (dollars in millions)
2005.....................................   $     1,187            1,000              210             2,397            2.20 %
2006.....................................           613              500               --             1,113            2.99
2007.....................................           512               --               --               512            3.42
2008.....................................           463               --               --               463            3.76
2009.....................................           312               --               --               312            4.01
2010.....................................         1,138               --               --             1,138            4.25
                                            -----------      -----------       ----------       -----------      ----------
  Total..................................   $     4,225            1,500              210             5,935            3.32 %
                                            ===========      ===========       ==========       ===========      ==========
Fair value (d) (in thousands)............   $    52,189           (2,802)          (1,164)           48,223
                                            ===========      ===========       ==========       ===========


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

The Company accounts for its derivative instruments in accordance with SFAS No.
133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the majority of the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company's operating results. Changes or shifts in the forward yield curve can significantly impact the valuation of the Company's derivatives. Accordingly, changes or shifts to the forward yield curve will impact the financial position, results of operations, and cash flows of the Company. As of March 31, 2005, the Company accounted for one interest rate swap with a notional amount of $150 million as a cash flow hedge in accordance with SFAS No. 133. Gains and losses on the effective portion of this qualifying hedge are accumulated in other comprehensive income and reclassified to current period earnings over the period in which the stated hedged transactions impact earnings. Ineffectiveness is recorded to earnings through interest expense.

The following is a summary of the amounts included in derivative market value adjustment and net settlements on the consolidated income statements related to those derivative instruments that do not qualify for hedge accounting:

                                                                Three months ended March 31,
                                                               -----------------------------
                                                                    2005            2004
                                                                  --------       --------
                                                                   (dollars in thousands)
      Change in fair value of derivative instruments .......      $ 60,290         (2,527)
      Settlements, net .....................................       (10,086)        (1,214)
                                                                  --------       --------

      Derivative market value adjustment and net settlements      $ 50,204         (3,741)
                                                                  ========       ========

The increase in the derivative market value adjustment and net settlements during the three months ended March 31, 2005, in addition to the changes in interest rates and fluctuations in the forward yield curve, is the result of the Company entering into $3.7 billion in notional amount of derivatives in July 2004.

The following tables summarize the effect on the Company's earnings, based upon a sensitivity analysis performed by the Company assuming a hypothetical increase and decrease in interest rates of 100 basis points and an increase in interest rates of 200 basis points while funding spreads remain constant. The effect on earnings was performed on the Company's variable-rate assets and liabilities. The analysis includes the effects of the derivative instruments in existence during the periods presented.

As a result of the Company's interest rate management activities, the Company expects the change in pre-tax net income resulting from 100 basis point and 200 basis point increases in interest rates will not result in a proportional decrease in net income.

                                                                           Three months ended March 31, 2005
                                                         --------------------------------------------------------------------------
                                                         Change from decrease       Change from increase       Change from increase
                                                         of 100 basis points        of 100 basis points        of 200 basis points
                                                         --------------------       --------------------       --------------------
                                                          Dollar     Percent         Dollar     Percent         Dollar     Percent
                                                         --------    -------        --------    -------        --------    -------
                                                                          (dollars in thousands, except share data)
Effect on earnings:
   Increase (decrease) in pre-tax net income before
         impact of derivative settlements .........      $ 11,623       10.8%       $(10,808)     (10.0)%      $(19,529)     (18.1)%
   Impact of derivative settlements ...............        (9,900)      (9.2)          9,900        9.2          19,800       18.4
                                                         --------     ------        --------     ------        --------     ------
   Increase (decrease) in net income before taxes .      $  1,723        1.6%       $   (908)      (0.8)%      $    271        0.3%
                                                         ========     ======        ========     ======        ========     ======
   Increase (decrease) in  basic and diluted
         earning per share ........................      $   0.02                   $  (0.01)                  $   0.00
                                                         ========                   ========                   ========

                                                                            Three months ended March 31, 2004
                                                         --------------------------------------------------------------------------
                                                         Change from decrease       Change from increase       Change from increase
                                                         of 100 basis points        of 100 basis points        of 200 basis points
                                                         --------------------       --------------------       --------------------
                                                          Dollar     Percent         Dollar     Percent         Dollar     Percent
                                                         --------    -------        --------    -------        --------    -------
                                                                         (dollars in thousands, except share data)
Effect on earnings:
   Increase (decrease) in pre-tax net income before
         impact of derivative settlements .........      $ 21,808      149.8%       $ (4,484)     (30.8)%      $ (7,123)     (48.9)%
   Impact of derivative settlements ...............       (17,033)    (117.0)         12,934       88.9          27,917      191.8
                                                         --------     ------        --------     ------        --------     ------
   Increase in net income before taxes ............      $  4,775       32.8%       $  8,450       58.1%       $ 20,794      142.9%
                                                         ========     ======        ========     ======        ========     ======
   Increase in  basic and diluted
         earning per share ........................      $   0.06                   $   0.10                   $   0.24
                                                         ========                   ========                   ========

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under supervision and with the participation of certain members of the Company's management, including the co-chief executive officers and the chief financial officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934. Based on this evaluation, the Company's co-chief executive officers and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this Quarterly Report on Form 10-Q as it relates to the Company and its consolidated subsidiaries.

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

In addition to such legal proceedings that arise in the ordinary course of business, the Company has furnished to the SEC Staff information it has requested pursuant to an informal investigation and the Company is fully cooperating with the SEC on such informal investigation. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Risks -- Political/Regulatory Risks."

ITEM 6. EXHIBITS

      4.1           Indenture of Trust dated as of April 1, 2005, between Nelnet
                    Student Loan Trust 2005-2 and Zions First National Bank, as
                    trustee and as eligible lender trustee, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2002-2's Current Report on Form
                    8-K filed on April 29, 2005 and incorporated herein by
                    reference.
      10.1*         Amended Nelnet, Inc. Executive Officers' Bonus Plan.
      10.2*         Amended Nelnet, Inc. Employee Share Purchase Plan.
      10.3*         Summary of Named Executive Officer Compensation.
      10.4*         Summary of Non-Employee Director Compensation.
      10.5          Amendment of Agreements dated as of February 4, 2005, by and between Union Bank and Trust Company and National Education
                    Loan Network, Inc. (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February
                    10, 2005 and incorporated herein by reference).
      31.1*         Certification Pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002 of Co-Chief Executive Officer Michael S. Dunlap.
      31.2*         Certification Pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002 of Co-Chief Executive Officer Stephen F.
                    Butterfield.
      31.3*         Certification Pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002 of Chief Financial Officer Terry J. Heimes.
      32.**         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*     Filed herewith
**    Furnished herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NELNET, INC.


Date: May 10, 2005           By: /s/ Michael S. Dunlap
                                 -----------------------------------------------
                             Name: Michael S. Dunlap
                             Title: Chairman and Co-Chief Executive Officer


                             By: /s/ Stephen F. Butterfield
                                 -----------------------------------------------
                             Name: Stephen F. Butterfield
                             Title: Vice-Chairman and Co-Chief Executive Officer


                             By: /s/ Terry J. Heimes
                                 -----------------------------------------------
                             Name: Terry J. Heimes
                             Title: Chief Financial Officer