Form 10-Q
period 2005-06-30
NELNET INC
filed 2005-08-09
CIK 1258602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM _________TO________ .



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of July 31, 2005, there were 39,763,193 and 13,962,954 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively.

                                  NELNET, INC.
                                    FORM 10-Q
                                      INDEX
                                  JUNE 30, 2005


PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements...........................................2
        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operation..........................14
        Item 3. Quantitative and Qualitative Disclosures about Market Risk....36
        Item 4. Controls and Procedures.......................................40

PART II. OTHER INFORMATION
        Item 1. Legal Proceedings.............................................40
        Item 4. Submission of Matters to a Vote of Security Holders...........41
        Item 6. Exhibits......................................................41


SIGNATURES....................................................................42

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               NELNET, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                                            AS OF            AS OF
                                                                           JUNE 30,        DECEMBER 31,
                                                                             2005             2004
                                                                        ---------------   --------------
                                                                         (UNAUDITED)
                                                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS:
Student loans receivable (net of allowance for loan losses of
      $10,689 and $7,272, respectively)...............................  $ 15,661,315        13,461,814
Cash and cash equivalents:
      Cash and cash equivalents - not held at a related party........         50,866             4,854
      Cash and cash equivalents - held at a related party............         40,461            35,135
                                                                       --------------     -------------
Total cash and cash equivalents......................................         91,327            39,989
Restricted cash......................................................        837,198           732,066
Restricted investments...............................................        143,827           281,829
Restricted cash - due to customers...................................         37,757           249,070
Accrued interest receivable..........................................        296,522           251,104
Accounts receivable, net.............................................         29,125            27,156
Goodwill.............................................................         65,839             8,522
Intangible assets, net...............................................         34,357            11,987
Furniture, equipment, and leasehold improvements, net................         34,364            29,870
Other assets.........................................................         77,272            66,598
                                                                       --------------     -------------
      Total assets..................................................    $ 17,308,903        15,160,005
                                                                       ==============    ==============
LIABILITIES:
Bonds and notes payable.............................................    $ 16,580,078        14,300,606
Accrued interest payable............................................          75,162            48,578
Fair value of derivative instruments, net...........................           3,688            11,895
Other liabilities...................................................          88,548            93,681
Due to customers....................................................          37,757           249,070
                                                                       --------------     -------------
      Total liabilities.............................................      16,785,233        14,703,830
                                                                       --------------     -------------
SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value.  Authorized 50,000,000 shares;
      no shares issued or outstanding...............................             --                 --
Common stock:
      Class A, $0.01 par value. Authorized 600,000,000 shares;
          issued and outstanding 39,763,193 shares as of
          June 30, 2005 and 39,687,037 shares as of
          December 31, 2004.........................................             398               397
      Class B, $0.01 par value.  Authorized 15,000,000 shares;
          issued and outstanding 13,962,954 shares as of
          June 30, 2005 and 13,983,454 shares as of
          December 31, 2004.........................................             140               140
Additional paid-in capital..........................................         209,949           207,915
Retained earnings...................................................         313,378           247,064
Unearned compensation...............................................             (53)              (77)
Accumulated other comprehensive income (loss), net of taxes.........            (142)              736
                                                                       --------------     -------------
      Total shareholders' equity....................................         523,670           456,175
                                                                       --------------     -------------
COMMITMENTS AND CONTINGENCIES
      Total liabilities and shareholders' equity....................    $ 17,308,903        15,160,005
                                                                       ==============     =============

See accompanying notes to consolidated financial statements.


                                       NELNET, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                   ---------------------------  --------------------------
                                                                        2005         2004           2005           2004
                                                                   ------------  -------------  ------------   -----------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
INTEREST INCOME:
    Loan interest................................................. $   207,144       224,399       391,469        313,126
    Investment interest...........................................       8,150         3,181        15,152          6,832
                                                                   ------------  ------------  ------------   ------------
        Total interest income.....................................     215,294       227,580       406,621        319,958

INTEREST EXPENSE:
    Interest on bonds and notes payable...........................     133,277        52,352       237,802        101,395
                                                                   ------------  ------------  ------------   ------------

       Net interest income........................................      82,017       175,228       168,819        218,563

Less provision (recovery) for loan losses.........................       2,124        (6,421)        4,155         (3,306)
                                                                   ------------  ------------  ------------   ------------

       Net interest income after provision (recovery) for
        loan losses...............................................      79,893       181,649       164,664        221,869
                                                                   ------------  ------------  ------------   ------------

OTHER INCOME (EXPENSE):
    Loan and guarantee servicing income...........................      34,678        22,846        71,854         48,909
    Other fee-based income........................................       9,027         1,630        12,383          3,519
    Software services income......................................       2,602         1,780         4,808          3,672
    Other income..................................................       1,524         1,285         2,924          2,728
    Derivative market value adjustment and net settlements........     (57,373)        1,357        (7,169)        (2,384)
                                                                   ------------  ------------  ------------   ------------
       Total other income (expense)...............................      (9,542)       28,898        84,800         56,444
                                                                   ------------  ------------  ------------   ------------

OPERATING EXPENSES:
    Salaries and benefits.........................................      39,977        49,036        79,304         76,805
    Other operating expenses:
       Depreciation and amortization..............................       4,918         4,677         9,384          9,085
       Trustee and other debt related fees........................       2,121         2,851         4,449          5,465
       Occupancy and communications...............................       4,344         3,135         8,576          6,217
       Advertising and marketing..................................       4,610         2,961         7,748          5,284
       Professional services......................................       4,576         2,894        10,352          7,354
       Postage and distribution...................................       5,079         3,220         9,385          7,068
       Other......................................................       8,254         7,422        16,069         12,130
                                                                   ------------  ------------  ------------   ------------
         Total other operating expenses...........................      33,902        27,160        65,963         52,603
                                                                   ------------  ------------  ------------   ------------

         Total operating expenses.................................      73,879        76,196       145,267        129,408
                                                                   ------------  ------------  ------------   ------------

         Income (loss) before income taxes........................      (3,528)      134,351       104,197        148,905

Income tax expense (benefit)......................................      (1,755)       49,098        37,883         54,531
                                                                   ------------  ------------  ------------   ------------

         Net income (loss)........................................ $    (1,773)       85,253        66,314         94,374
                                                                   ============  ============  ============   ============

         Earnings (loss) per share, basic and diluted............. $     (0.03)         1.59          1.23           1.76
                                                                   ============  ============  ============   ============

         Weighted average shares outstanding, basic and diluted...  53,712,048    53,647,697    53,697,390     53,641,664
                                                                   ============  ============  ============   ============

See accompanying notes to consolidated financial statements.


                                      NELNET, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                                 (unaudited)



                         PREFERRED  COMMON STOCK SHARES                COMMON STOCK      ADDITIONAL
                           STOCK   ---------------------- PREFERRED  -----------------    PAID-IN   RETAINED   UNEARNED
                           SHARES    CLASS A     CLASS B     STOCK    CLASS A  CLASS B    CAPITAL   EARNINGS COMPENSATION
                         --------- ----------  ---------- ---------  -------- --------  ---------- --------- ------------
                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AS OF
MARCH 31, 2004........        --    39,624,243 14,023,454   $    --       396     140     207,359   107,006           --
 Comprehensive income:
    Net income...........     --            --         --        --        --      --          --    85,253           --
    Other comprehensive
      income, related
      to cash flow
      hedge, net
      of tax.............     --            --         --        --        --      --          --        --           --

      Total comprehensive
               income....
                          -------  ----------- -----------  --------  -------  ------   ---------  --------     ---------
BALANCE AS OF
JUNE 30, 2004............     --    39,624,243 14,023,454   $    --       396     140     207,359   192,259           --
                          =======  =========== ===========  ========  =======  ======   =========  ========     ---------



BALANCE AS OF
MARCH 31, 2005..........     --    39,727,864 13,983,454    $   --       397     140     209,259   315,151          (64)
 Comprehensive income:
    Net loss............     --            --         --        --        --      --          --    (1,773)          --
    Other comprehensive
     loss:
      Cash flow hedge,
      net of tax........     --            --         --        --        --      --          --        --           --
      Foreign currency
      translation.......     --            --         --        --        --      --          --        --           --

      Total comprehensive
      loss..............
 Issuance of common
 stock..................     --        14,829         --        --         1      --         690        --           11
 Conversion of common
 stock..................     --        20,500    (20,500)       --        --      --          --        --           --
                         -------  ----------- -----------  --------  -------  ------   ---------  --------     ---------
BALANCE AS OF
JUNE 30, 2005...........     --    39,763,193 13,962,954    $   --       398     140     209,949   313,378          (53)
                         =======  =========== ===========  ========  =======  ======   =========  ========     =========



BALANCE AS OF
DECEMBER 31, 2003......     --    39,601,834 14,023,454     $  --       396     140     206,831    97,885           --
 Comprehensive income:
    Net income.........     --            --         --        --        --      --          --    94,374           --
    Other comprehensive
      income, related
      to cash flow
      hedge, net
      of tax...........     --            --         --        --        --      --          --        --           --

      Total comprehensive
      income...........
 Issuance of common
 stock.................     --        22,409         --        --        --      --         528        --           --
                         ------- ----------- -----------  --------  -------  ------   ---------  --------    ---------
BALANCE AS OF
JUNE 30, 2004..........     --    39,624,243 14,023,454     $  --       396     140     207,359   192,259           --
                         ======= =========== ===========  ========  =======  ======   =========  ========    =========



BALANCE AS OF
DECEMBER 31, 2004......     --    39,687,037 13,983,454     $  --       397     140     207,915   247,064          (77)
 Comprehensive income:
    Net income.........     --            --         --        --        --      --          --    66,314           --
    Other comprehensive
    income:
      Cash flow hedge,
      net of tax.......     --            --         --        --        --      --          --        --           --
      Foreign currency
      translation......     --            --         --        --        --      --          --        --           --

      Total comprehensive
      income...........
 Issuance of common
 stock.................     --        55,656         --        --         1      --       2,034        --           24
 Conversion of common
 stock.................     --        20,500    (20,500)       --        --      --          --        --           --
                         ------- ----------- ----------- ---------  --------  -----  ----------  --------    ---------
BALANCE AS OF
JUNE 30, 2005..........     --    39,763,193 13,962,954     $  --       398     140     209,949   313,378          (53)
                         ======= =========== =========== =========  ========  =====  ==========  ========    =========


CONTINUED


                             ACCUMULATED
                                OTHER          TOTAL
                             COMPREHENSIVE  SHAREHOLDERS'
                              INCOME (LOSS)     EQUITY
                            --------------- -------------
BALANCE AS OF
MARCH 31, 2004........               (264)       314,637
 Comprehensive income:
    Net income...........              --         85,253
    Other comprehensive
      income, related
      to cash flow
      hedge, net
      of tax.............           1,092          1,092
                                               ----------
      Total comprehensive
               income....                         86,345
                               -----------     ----------
BALANCE AS OF
JUNE 30, 2004............             828        400,982
                               -----------     ----------



BALANCE AS OF
MARCH 31, 2005..........              428        525,311
 Comprehensive income:
    Net loss............               --         (1,773)
    Other comprehensive
     loss:
      Cash flow hedge,
      net of tax........             (335)          (335)
      Foreign currency
      translation.......             (235)          (235)
                                              -----------
      Total comprehensive
      loss..............                          (2,343)
 Issuance of common
 stock..................               --            702
 Conversion of common
 stock..................               --             --
                              -----------     -----------
BALANCE AS OF
JUNE 30, 2005...........             (142)       523,670
                              ===========     ===========



BALANCE AS OF
DECEMBER 31, 2003......               237        305,489
 Comprehensive income:
    Net income.........                --         94,374
    Other comprehensive
      income, related
      to cash flow
      hedge, net
      of tax...........               591            591
                                              -----------
      Total comprehensive
      income...........                           94,965
 Issuance of common
 stock.................                --            528
                               ----------     -----------
BALANCE AS OF
JUNE 30, 2004..........               828        400,982
                               ==========     ===========



BALANCE AS OF
DECEMBER 31, 2004......             736        456,175
 Comprehensive income:
    Net income.........              --         66,314
    Other comprehensive
    income:
      Cash flow hedge,
      net of tax.......            (440)          (440)
      Foreign currency
      translation......            (438)          (438)
                                            -----------
      Total comprehensive
      income...........                         65,436
 Issuance of common
 stock.................              --          2,059
 Conversion of common
 stock.................              --            --
                             ----------     -----------
BALANCE AS OF
JUNE 30, 2005..........            (142)       523,670
                             ==========     ===========


See accompanying notes to consolidated financial statements.


                               NELNET, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                            SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------
                                                              2005           2004
                                                          ------------   -------------
                                                               (DOLLARS IN THOUSANDS)
Net income................................................$   66,314          94,374
Adjustments to reconcile net income to net cash
  provided by operating activities, net
  of business acquisitions:
      Depreciation and amortization,
       including loan premiums and deferred
       origination costs..................................    45,380          47,033
      Derivative market value adjustment..................    (8,918)           (548)
      Ineffectiveness of cash flow hedge..................        12              30
      Non-cash compensation expense.......................     1,567             528
      Income from equity method investments...............      (263)           (524)
      Deferred income tax expense.........................     6,751           7,441
      Provision (recovery) for loan losses................     4,155          (3,306)
      Increase in accrued interest receivable.............   (45,418)        (31,461)
      (Increase) decrease in accounts receivable..........      (953)          3,796
      Decrease in other assets............................     1,993           7,641
      Increase in accrued interest payable................    26,584           4,509
      (Decrease) increase in other liabilities............   (24,308)         72,721
                                                          -----------     -----------
            Net cash provided by operating activities.....    72,896         202,234
                                                          -----------     -----------

Cash flows from investing activities,
net of business acquisitions:
      Originations, purchases, and
      consolidations of student loans, including
      loan premiums and deferred origination costs........(2,024,666)     (2,405,463)
      Purchases of student loans, including loan
      premiums, from a related party......................  (938,768)       (360,633)
      Net proceeds from student loan principal payments...   727,449       1,137,987
      Net purchases of furniture, equipment, and
      leasehold improvements..............................   (10,314)         (8,421)
      Decrease (increase) in restricted cash..............  (105,132)        203,681
      Purchases of restricted investments.................  (434,826)       (415,380)
      Proceeds from maturities of restricted investments..   572,828         301,489
      Purchase of equity method investments...............        --         (10,110)
      Purchase of loan origination rights.................      (260)         (7,898)
      Business acquisitions, net of cash acquired.........   (76,984)        (10,829)
                                                          -----------     -----------
             Net cash used in investing activities........(2,290,673)     (1,575,577)
                                                          -----------     -----------

Cash flows from financing activities:
      Payments on bonds and notes payable.................(1,412,830)       (953,134)
      Proceeds from issuance of bonds and notes payable....3,692,295       2,195,562
      Payments of debt issuance costs.....................   (10,880)         (6,075)
      Proceeds from issuance of common stock..............       492              --
                                                          -----------     -----------
            Net cash provided by financing activities..... 2,269,077       1,236,353
                                                          -----------     -----------

Effect of exchange rate fluctuations on cash..............        38              --

            Net increase (decrease) in cash and
            cash equivalents..............................    51,338        (136,990)

Cash and cash equivalents, beginning of period............    39,989         198,423
                                                          -----------     -----------
Cash and cash equivalents, end of period..................$   91,327          61,433
                                                          ===========     ===========

Supplemental disclosures of cash flow information:
      Interest paid.......................................$  205,078          90,800
                                                          ===========     ===========
      Income taxes paid, net of refunds...................$   35,478           1,506
                                                          ===========     ===========

See accompanying notes to consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (INFORMATION AS OF JUNE 30, 2005 AND FOR THE THREE AND SIX
                                  MONTHS ENDED
                      JUNE 30, 2005 AND 2004 IS UNAUDITED)


1.      BASIS OF FINANCIAL REPORTING

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the "Company") as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2004 and, in the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain amounts from 2004 have been reclassified to conform to the current period presentation.

2.    STUDENT LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Student loans receivable as of June 30, 2005 and December 31, 2004 consisted of the following:

                                                               AS OF       AS OF
                                                              JUNE 30,   DECEMBER 31,
                                                                2005        2004
                                                           ------------ ------------
                                                              (DOLLARS IN THOUSANDS)
Federally insured loans....................................$ 15,371,984   13,208,689
Non-federally insured loans................................      97,705       90,405
                                                           ------------- ------------
                                                             15,469,689   13,299,094
Unamortized loan premiums and deferred origination costs...     202,315      169,992
Allowance for loan losses - federally insured loans........         (99)        (117)
Allowance for loan losses - non-federally insured loans....     (10,590)      (7,155)
                                                           ------------- ------------
                                                           $ 15,661,315   13,461,814
                                                           ============= ============

Federally insured allowance as a percentage of ending
 balance of federally insured loans........................        0.00%        0.00%
Non-federally insured allowance as a percentage of
 ending balance of non-federally insured loans.............       10.84%        7.91%
Total allowance as a percentage of ending balance
 of total loans............................................        0.07%        0.05%

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

The allowance for loan losses represents management's estimate of probable losses on student loans. This evaluation process is subject to estimates and judgments. The Company evaluates the adequacy of the allowance for loan losses on its federally insured loan portfolio separately from its non-federally insured loan portfolio.

The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company's loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government currently guarantees 98% of the principal of and the interest on federally insured student loans, which limits the Company's loss exposure to 2% of the outstanding balance of the Company's federally insured portfolio.

Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company received 100% reimbursement on all eligible FFELP default claims submitted for reimbursement during the 12-month period following the effective date of its designation. The Company was not subject to the 2% risk sharing on eligible claims submitted during this 12-month period. Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are eligible for the 100% reimbursement.

In June 2005, the Company submitted its application for Exceptional Performer redesignation to the Department. The Department has 60 days to redesignate the Company as an Exceptional Performer or deny the Company's application. Until that time, the Company continues to receive the benefit of the Exceptional Performer designation. It is the opinion of the Company's management, based on information currently known, that there is no reason to believe the Company's application will be rejected. If the Department rejected the Company's application for Exceptional Performer status, the Company would have to establish a provision for loan losses related to the 2% risk sharing on those loans that the Company services internally. Based on the balance of federally insured loans outstanding as of June 30, 2005, this provision would be approximately $10.0 million.

As of June 30, 2005, more than 99% of the Company's federally insured loans were serviced by providers designated as Exceptional Performers. Of this portion, the Company serviced approximately 92% and third parties serviced approximately 8%. The Company is entitled to receive the 100% reimbursement benefit as long as it and/or its service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis and service providers must apply for redesignation annually as discussed previously. If the Company or a third party servicer were to lose its Exceptional Performer designation, either by the Department discontinuing the program or the Company or third party servicer not meeting the required servicing standards, loans serviced by the Company or such third party would become subject to the 2% risk sharing for all claims submitted after loss of the designation.

Pursuant to the terms of the Higher Education Act, the FFEL Program is periodically amended, and the Higher Education Act is generally reauthorized by Congress every five to six years in order to prevent sunset of that Act. The current provisions of the Higher Education Act are scheduled to expire on September 30, 2005. Historically, the United States Congress makes changes to the provisions of the Higher Education Act during the reauthorization process. One of the changes to the Higher Education Act that is included in the reauthorization proposal is changes to the guarantee rates and terms on FFELP loans, including proposals for a decrease in insurance and reinsurance on portfolios receiving the benefit of Exceptional Performance designation by up to 2%, from 100% to 98% of principal and accrued interest, and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by up to 2%, from 98% to 96% of principal and accrued interest. If the insurance and reinsurance decrease during reauthorization, the Company would have to establish a provision for loan losses related to the new risk sharing amounts. This provision would be recognized by the Company upon the effective date of the new provisions of the Higher Education Act, which is estimated to be October 1, 2006. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks - Political/Regulatory Risk."

In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, months in repayment, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. The Company places a non-federally insured loan on nonaccrual status and charges off the uninsured loan when the collection of principal and interest is 120 days past due.

3.    RELATED PARTY TRANSACTION

On February 4, 2005, the Company entered into an agreement to amend certain existing contracts with Union Bank and Trust Company ("UB&T"), an entity under common control with the Company. Under the agreement, UB&T committed to transfer to the Company substantially all of the remaining balance of UB&T's origination rights in guaranteed student loans to be originated in the future, except for student loans previously committed for sale to others. UB&T will continue to originate student loans, and such guaranteed student loans not previously committed for sale to others are to be sold by UB&T to the Company in the future. UB&T also granted to the Company exclusive rights as marketing agent for student loans on behalf of UB&T. As part of the agreement, UB&T also agreed to sell the Company a portfolio of guaranteed student loans. During the six months ended June 30, 2005, the Company completed the acquisition portion of this agreement by acquiring $630.8 million in loans from UB&T. The Company agreed to pay the outstanding principal and accrued interest with respect to the student loans purchased, together with a one-time payment to UB&T in the amount of $20.0 million. The Company allocated the consideration paid to UB&T to loan premiums except for $260,000, which was allocated to loan origination rights.

4.    ACQUISITIONS

On December 1, 2004, the Company purchased 100% of the capital stock of EDULINX Canada Corporation ("EDULINX") and its wholly owned subsidiary, Tricura Canada Inc., for $7.0 million. An additional payment of approximately $6.3 million is to be paid by the Company if EDULINX obtains an extension or renewal of a significant customer servicing contract that currently expires in February 2006. This contingency payment is due following the date on which such extension or renewal period of the servicing contract commences. The acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The preliminary allocation of the purchase price for EDULINX is shown below (dollars in thousands):

  Cash and cash equivalents...........................   $      --
  Accounts receivable.................................      11,273
  Intangible assets...................................       5,419
  Furniture, equipment, and leasehold improvements....       5,464
  Other assets........................................       1,180
  Excess cost over fair value of net assets acquired..       1,958
  Other liabilities...................................     (18,247)
                                                        ----------
         Total purchase price                            $   7,047
                                                        ==========

Effective February 28, 2005, the Company purchased 100% of the capital stock of Student Marketing Group, Inc. ("SMG") and 100% of the membership interests of National Honor Roll, L.L.C. ("NHR"). The initial consideration paid by the Company was $27.0 million. SMG and NHR were entities owned under common control. SMG is a full service direct marketing agency providing a wide range of products and services to help businesses reach the middle school, high school, college bound high school, college, and young adult marketplace in a cost-effective manner. In addition, SMG provides marketing services and college bound student lists to college and university admissions offices nationwide. NHR recognizes middle and high school students for exceptional academic success by providing publication in the NATIONAL HONOR ROLL COMMEMORATIVE EDITION, scholarships, a College Admissions Notification Service, and notices to local newspapers and elected officials. In addition to the initial purchase price, additional payments are to be paid by the Company based on the operating results of SMG and NHR as defined in the purchase agreement. The contingent payments are payable in annual installments through April 2008 and in total will range from a minimum of $4.0 million to a maximum of $24.0 million. These acquisitions were accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the effective date of the acquisitions.

The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The preliminary allocation of the purchase price for SMG and NHR is shown below (dollars in thousands):

   Cash and cash equivalents..............................$       157
   Accounts receivable....................................      1,212
   Intangible assets......................................     13,111
   Furniture, equipment, and leasehold improvements.......        545
   Other assets...........................................      5,355
   Excess cost over fair value of net assets acquired.....     10,110
   Other liabilities......................................     (3,490)
                                                          ------------
        Total purchase price                              $    27,000
                                                          ============

Effective June 1, 2005, the Company purchased 80% of the capital stock of FACTS Management Co. and American Card Services, Inc. (collectively, "FACTS") for $56.0 million. FACTS Management Co. and American Card Services, Inc. were entities owned under common control. FACTS provides automated tuition payment solutions, online payment processing, detailed information reporting, and data integration services to educational institutions, families, and students. In addition, FACTS provides financial needs analysis for students applying for aid in private and parochial K-12 schools. Included in the FACTS purchase agreement is a "call" option that allows the Company to purchase the remaining 20% of the capital stock of FACTS at a price as determined in the agreement. The Company can exercise this option anytime after June 1, 2008. In addition, the minority shareholder has a "put" option that if exercised requires the Company to purchase the remaining 20% of the capital stock of FACTS at a price as determined in the agreement. The put option can be exercised at anytime during the period from June 1, 2007 through June 1, 2010. The acquisition of FACTS was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the effective date of the acquisition.

The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The preliminary allocation of the purchase price for FACTS is shown below (dollars in thousands):

      Cash and cash equivalents..............................$   2,466
      Restricted cash - due to customers.....................   11,034
      Accounts receivable....................................       55
      Intangible assets......................................   10,250
      Furniture, equipment, and leasehold improvements.......      360
      Other assets...........................................       24
      Excess cost over fair value of net assets acquired.....   45,569
      Due to customers.......................................  (11,034)
      Other liabilities......................................   (2,679)
      Minority interests' ownership in net assets acquired...      (45)
                                                             ----------
           Total purchase price                              $  56,000
                                                             ==========

Subsequent to June 30, 2005, the Company purchased 100% of the capital stock of Foresite Solutions, Inc. ("Foresite") for $750,000. Foresite develops complementary Web-based software applications that improve the administration of financial aid offices and work-study programs at colleges and universities. The Company will account for the acquisition of Foresite under purchase accounting and the results of operations will be included in the consolidated financial statements from the effective date of this acquisition, which was July 1, 2005.

The following pro forma information presents the combined results of the Company as though the SMG, NHR, and FACTS acquisitions occurred as of the beginning of each reporting period. The pro forma information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of the period or that may be attained in the future. In addition, the pro forma information reflects the results of operations based on the Company's preliminary allocation of purchase price.

                                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------   --------------------------
                                                             2005           2004         2005            2004
                                                        -------------   -----------   ----------  --------------
                                                            (DOLLARS IN THOUSANDS,       (DOLLARS IN THOUSANDS,
                                                               EXCEPT SHARE DATA)           EXCEPT SHARE DATA)

Net interest income...................................... $    82,017       175,228      168,819         218,563
Other income (expense)...................................      (5,223)       39,255       98,047          75,782
Net income (loss)........................................      (1,823)       85,871       67,917          96,671

Weighted average shares outstanding, basic and diluted...  53,712,048    53,647,697   53,697,390      53,641,664
Earnings (loss) per share, basic and diluted............. $     (0.03)         1.60         1.26            1.80


5.    INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of June 30, 2005 and December 31, 2004 consist of the following:

                                                                           WEIGHTED
                                                                           AVERAGE         AS OF          AS OF
                                                                            USEFUL       JUNE 30,     DECEMBER 31,
                                                                             LIFE          2005           2004
                                                                        -------------- ------------   ------------
Amortizable intangible assets:                                                           (DOLLARS IN THOUSANDS)
    Covenants not to compete (net of accumulated amortization of $227)...   61 months    $ 10,436            --
    Student lists (net of accumulated amortization of $683)..............   48 months       7,514            --
    Loan origination rights (net of accumulated amortization of $826 and
       $395, respectively)...............................................  117 months       7,332         7,505
    Customer relationships (net of accumulated amortization of
       $458 and $61, respectively).......................................   84 months       5,888         3,716
    Servicing system software (net of accumulated amortization of
    $7,120 and $6,137, respectively).....................................   61 months         772           766
    Trade name (net of accumulated amortization of $15)..................   84 months         161            --
                                                                          -----------  -----------   ----------
          Total - amortizable intangible assets.........................   75 months       32,103        11,987
                                                                          ===========
Unamortizable intangible assets - trade names...........................                    2,254            --
                                                                                       -----------   -----------
                                                                                         $ 34,357        11,987
                                                                                       ===========   ===========

The Company recorded amortization expense on its intangible assets of $1.6 million and $2.1 million for the three months ended June 30, 2005 and 2004, respectively, and $2.7 million and $4.2 million for the six months ended June 30, 2005 and 2004, respectively. The Company will continue to amortize intangible assets over their remaining useful lives and estimates it will record amortization expense as follows (dollars in thousands):

                2005...................$ 3,318
                2006...................  6,367
                2007...................  5,860
                2008...................  5,781
                2009...................  4,066
                2010 and thereafter...   6,711
                                      --------
                                       $32,103
                                      ========

The change in the carrying amount of goodwill by segment for the six months ended June 30, 2005 was as follows (dollars in thousands):

                                                       STUDENT LOAN                            PAYMENT
                                              ASSET    AND GUARANTEE  SERVICING    DIRECT    MANAGEMENT
                                            MANAGEMENT  SERVICING      SOFTWARE   MARKETING   SERVICES    TOTAL
                                           -----------  -----------  ----------- ----------  ---------- ----------

Balance as of January 1, 2005..............  $ 5,971           --        2,551         --          --       8,522

  Goodwill acquired during the period......       --           --           --     10,110          --      10,110
                                           -----------  -----------  ----------- ----------  ---------- ----------
Balance as of March 31, 2005...............  $ 5,971           --        2,551     10,110          --      18,632

  Goodwill acquired during the period......       --           --           --         --      45,569      45,569

  Goodwill from prior period acquisition
  allocated during the current period......       --        1,958           --         --          --       1,958

    Effect of foreign currency fluctuations.      --         (320)          --         --          --        (320)
                                           -----------  -----------  ----------- ----------  ---------- ----------
Balance as of June 30, 2005................  $ 5,971        1,638        2,551     10,110      45,569      65,839
                                           ===========  ===========  =========== ==========  ========== ==========

6.     BONDS AND NOTES PAYABLE

On February 16, 2005, April 19, 2005, and July 22, 2005, the Company consummated debt offerings of student loan asset-backed notes of $1.3 billion, $2.0 billion, and $1.3 billion, respectively, with final maturity dates ranging from 2011 through 2038. The notes issued in these transactions have variable interest rates based on a spread to LIBOR.

On May 25, 2005, the Company consummated a debt offering consisting of $275.0 million in aggregate principal amount of Senior Notes due June 1, 2010 (the "Notes"). The Notes are unsecured obligations of the Company. Interest on the Notes is 5.125%, payable semiannually. At the Company's option, the Notes are redeemable in whole at any time or in part from time to time at the redemption price described in its prospectus supplement.

7.     NONEMPLOYEE DIRECTORS COMPENSATION PLAN

The Company has a compensation plan for nonemployee directors pursuant to which nonemployee directors can elect to receive their annual retainer fees in the form of cash or Class A common stock. If a nonemployee director elects to receive Class A common stock, the number of shares of Class A common stock that are awarded is equal to the amount of the annual retainer fee otherwise payable in cash divided by 85% of the fair market value of a share of Class A common stock on the date the fee is payable. Nonemployee directors who choose to receive Class A common stock may also elect to defer receipt of the Class A common stock until termination of their service on the board of directors.

On June 27, 2005, the Company issued 8,222 shares of its Class A common stock under the plan. These shares were issued to directors that for 2005 elected to receive shares and did not defer receipt of the shares. In addition, there were directors that elected to receive shares and defer receipt of the shares. Included in the Company's weighted average shares outstanding is 6,727 shares that will be issued to these directors upon their termination from the board of directors.

8.    DERIVATIVE FINANCIAL INSTRUMENTS

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

By using derivative instruments, the Company is exposed to credit and market risk. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no credit risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's risk committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

Market risk is the adverse effect that a change in interest rates, or implied volatility rates, has on the value of a financial instrument. The Company manages market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

The following table summarizes the notional values and fair values of the Company's outstanding derivative instruments as of June 30, 2005:

                                                                          WEIGHTED
                                                                          AVERAGE
                               FIXED/               FIXED/             FIXED RATE ON
                              FLOATING     BASIC   FLOATING            FIXED/FLOATING
    MATURITY                   SWAPS        SWAPS   SWAPS      TOTAL         SWAPS
--------------------------  -----------  --------- --------   -------- --------------
                                              (DOLLARS IN MILLIONS)
2005                           $ 1,187     1,000     1,010     3,197          2.20 %
2006                               613       500        --     1,113          2.99
2007                               512        --        --       512          3.42
2008                               463        --        --       463          3.76
2009                               312        --        --       312          4.01
2010 and thereafter              1,938        --        --     1,938          4.29
                            -----------  --------  -------   ---------  ------------
     Total                    $  5,025     1,500     1,010     7,535          3.48 %
                            ===========  ========  =======   =========  ============

Fair value (in thousands)     $ (1,897)     (971)    (820)    (3,688)
                            ===========  ========  =======   =========

The following is a summary of the amounts included in derivative market value adjustment and net settlements on the consolidated statements of operations:

                                                     THREE MONTHS              SIX MONTHS
                                                     ENDED JUNE 30,           ENDED JUNE 30,
                                               ------------------------  ------------------------
                                                   2005         2004        2005         2004
                                               -----------  -----------  -----------  -----------
                                                              (DOLLARS IN THOUSANDS)
Change in fair value of derivative instruments  $ (51,372)      3,075        8,918          548
Settlements, net                                   (6,001)     (1,718)     (16,087)      (2,932)
                                               -----------  ----------   ----------    ---------
Derivative market value adjustment and
 net settlements                                $  (57,373)      1,357     (7,169)      (2,384)
                                               ===========  ==========   ==========    =========

9.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company's components of accumulated other comprehensive income (loss) at each balance sheet date follow:

                                     FOREIGN                   ACCUMULATED
                                     CURRENCY                     OTHER
                                   TRANSACTION  CASH FLOW     COMPREHENSIVE
                                   ADJUSTMENT     HEDGE        INCOME (LOSS)
                                  ------------ -------------  --------------
                                            (DOLLARS IN THOUSANDS)

Balance as of December 31, 2004   $       --           736            736
Current period activity                 (438)         (440)          (878)
                                  -----------   -----------    ------------
Balance as of June 30, 2005       $     (438)          296           (142)
                                  ===========   ===========    ============

The following table shows the components of the change in accumulated other comprehensive income (loss), net of tax, related to one interest rate swap with a notional amount of $150.0 million accounted for as a cash flow hedge:

                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     ------------------------  --------------------
                                                             JUNE 30,               JUNE 30,
                                                         2005         2004      2005         2004
                                                     -----------  -----------  --------  ----------
                                                                (dollars in thousands)
Balance at beginning of perioD                        $  631          (264)       736         237

   Change in fair value of cash flow hedge              (340)        1,088       (449)        572
   Hedge ineffectiveness reclassified to earnings          5             4          9          19
                                                     -----------  -----------  --------  ----------
       Total change in unrealized loss on derivative     (335)        1,092       (440)       591
                                                     -----------  -----------  --------  ----------
Balance at end of period                              $  296           828        296         828
                                                     ===========  ===========  ========  ==========


10.     SEGMENT REPORTING

The Company is a vertically integrated education finance organization that has five operating segments as defined in SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"), as follows: Asset Management, Student Loan and Guarantee Servicing, Servicing Software, Direct Marketing, and Payment Management Services. The addition of Direct Marketing and Payment Management Services as operating segments is a result of the Company's acquisitions of SMG, NHR, and FACTS in 2005 (see note 4). The Asset Management and Student Loan and Guarantee Servicing operating segments meet the quantitative thresholds identified in SFAS No. 131 as reportable segments and therefore the related financial data is presented below. The Servicing Software, Direct Marketing, and Payment Management Services operating segments do not meet the quantitative thresholds and therefore their financial data is combined and shown as "other" in the presentation below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. SMG and NHR, which constitute the Direct Marketing segment, recognize revenue when lists or products are shipped. FACTS, which constitutes the Payment Management Services segment, recognizes revenue over the period in which it provides services to its customers.

The Asset Management segment includes the acquisition, management, and ownership of the student loan assets. Revenues are primarily generated from interest income on the student loan assets. The Company generates student loan assets through direct origination or through acquisitions. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose.

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

The Servicing Software segment provides software licenses and maintenance associated with student loan servicing software products to both the Company and third-party customers.

The Direct Marketing segment provides marketing products and services and college bound student lists and recognizes middle and high school students for academic success by providing publications, scholarships, and various notifications.

The Payment Management Services segment provides automated tuition payment solutions, online payment processing, detailed information reporting, and data integration services to educational institutions, families, and students. In addition, this segment provides financial needs analysis for students applying for aid in private and parochial K-12 schools.

Substantially all of the Company's revenues are earned from customers in the United States except for revenue generated from servicing Canadian student loans. For the three and six months ended June 30, 2005, the Company recognized $13.0 million and $28.5 million, respectively, from Canadian student loan servicing customers.

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

Segment data is as follows:

                                                                     THREE MONTHS ENDED JUNE 30,
                                      ----------------------------------------------------------------------------------------------
                                                          2005                                            2004
                                      -----------------------------------------------  ---------------------------------------------
                                                     STUDENT LOAN                                   STUDENT LOAN
                                          ASSET     AND GUARANTEE            TOTAL        ASSET     AND GUARANTEE           TOTAL
                                        MANAGEMENT    SERVICING     OTHER   SEGMENTS   MANAGEMENT    SERVICING     OTHER   SEGMENTS
                                      ------------  ------------- -------- ----------  -----------  -----------  --------- ---------
                                                                        (DOLLARS IN THOUSANDS)
Net interest income                   $    82,546          753       108      83,407      175,054          193          1   175,248
Other income (expense)                    (55,015)      34,677     9,605     (10,733)       3,323       22,845      1,779    27,947
Intersegment revenues                          --       26,830       883      27,713           --       19,659        827    20,486
                                      ------------ ------------  -------- ----------- ------------  -----------  --------- ---------
    Total revenue                          27,531       62,260    10,596     100,387      178,377       42,697      2,607   223,681
Provision (recovery) for loan losses        2,124           --        --       2,124       (6,421)          --         --    (6,421)
Depreciation and amortization                  32          951     1,057       2,040          334          126      1,769     2,229
Net income (loss) before taxes        $    (4,450)      19,406     4,585      19,541      160,721       12,781       (632)  172,870
                                      ============ ============  ======== =========== ===========  ===========  ========= =========

                                                                         SIX MONTHS ENDED JUNE 30,
                                      ----------------------------------------------------------------------------------------------
                                                          2005                                              2004
                                      ------------------------------------------------ ---------------------------------------------
                                                    STUDENT LOAN                                    STUDENT LOAN
                                         ASSET      AND GUARANTEE             TOTAL       ASSET     AND GUARANTEE           TOTAL
                                      MANAGEMENT     SERVICING      OTHER    SEGMENTS   MANAGEMENT   SERVICING    OTHER    SEGMENTS
                                      ------------- ------------- --------- ----------  ----------- -----------  --------- ---------
                                                                           (DOLLARS IN THOUSANDS

Net interest income                    $  168,616        1,431       123     170,170      217,743          454          4   218,201
Other income (expense)                     (2,586)      71,843    13,035      82,292        2,431       48,701      3,671    54,803
Intersegment revenues                          --       52,932     2,185      55,117           --       38,622      1,806    40,428
                                      ------------ ------------  -------- ----------- ------------  -----------  --------- ---------
    Total revenue                         166,030      126,206    15,343     307,579      220,174       87,777      5,481   313,432
Provision (recovery) for loan losses        4,155           --        --       4,155       (3,306)          --         --    (3,306)
Depreciation and amortization                  58        1,870     1,855       3,783          669          252      3,532     4,453
Net income (loss) before taxes         $  103,223       38,068     6,611     147,902      176,867       26,156     (1,195)  201,828
                                      ============ ============  ======== =========== ============  ===========  ========= =========

                                                AS OF          AS OF
                                               JUNE 30,     DECEMBER 31,
                                                 2005           2004
                                          --------------   ---------------
                                              (DOLLARS IN THOUSANDS)
Asset management                           $ 17,084,810        14,808,684
Student loan and guarantee servicing            157,826           334,181
Other                                           108,105             5,934
                                          --------------   ---------------
    Total segment assets                   $ 17,350,741        15,148,799
                                          ==============   ===============


Reconciliation of segment data to the consolidated financial statements is as follows:

                                                        THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                        --------------------------   -------------------------
                                                             2005         2004          2005          2004
                                                        ------------- ------------   -----------   -----------
                                                                       (DOLLARS IN THOUSANDS)
Total segment revenues                                   $   100,387     223,681       307,579       313,432
Elimination of intersegment revenues                         (27,713)    (20,486)      (55,117)      (40,428)
Corporate activities' revenues, net                             (199)        931         1,157         2,003
                                                        ------------- -----------   -----------   -----------
    Total consolidated revenues                          $    72,475     204,126       253,619       275,007
                                                        ============= ===========   ===========   ===========
Total net income before taxes of segments                $    19,541     172,870       147,902       201,828
Corporate activities' expenses, net                          (23,069)    (38,519)      (43,705)      (52,923)
                                                        ------------- -----------   -----------   -----------
    Total consolidated net income (loss) before taxes    $    (3,528)    134,351       104,197       148,905
                                                        ============= ===========   ===========   ===========


Net corporate revenues included in the previous table are from activities that are not related to the five identified operating segments, such as investment earnings. The net corporate expenses include expenses for marketing and other unallocated support services. The net corporate revenues and expenses are not associated with an ongoing business activity as defined by SFAS No. 131 and, therefore, have not been included within the operating segments.

                                          AS OF          AS OF
                                        JUNE 30,      DECEMBER 31,
                                          2005            2004
                                      -------------  -------------
                                         (DOLLARS IN THOUSANDS)
Total segment assets                  $ 17,350,741     15,148,799
Elimination of intercompany assets         (75,993)       (39,213)
Corporate assets                            34,155         50,419
                                      -------------  -------------
    Total consolidated assets         $ 17,308,903     15,160,005
                                      =============  =============


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

This report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used in this report, the words "anticipate," "believe," "estimate," "intend," and "expect" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and changes in the terms of student loans and the educational credit marketplace arising from the implementation of, or changes in, applicable laws and regulations, which may reduce the volume, average term, and costs of yields on student loans under the FFEL Program or result in loans being originated or refinanced under non-FFEL programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; and changes in prepayment rates and credit spreads. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report on Form 10-Q or unforeseen events. Although the Company may from time to time voluntarily update its prior forward-looking statements, it disclaims any commitment to do so except as required by securities laws.

OVERVIEW

The Company is one of the leading education finance companies in the United States and is focused on providing quality products and services to students and schools nationwide. The Company ranks among the nation's leaders in terms of total net student loan assets with $15.7 billion as of June 30, 2005.

The Company's business is comprised of five primary product and service offerings:

o ASSET MANAGEMENT, INCLUDING STUDENT LOAN ORIGINATIONS AND ACQUISITIONS. The Company provides student loan marketing, originations, acquisitions, and portfolio management services. The Company owns a large portfolio of student loan assets through a series of education lending subsidiaries. The Company obtains loans through direct origination or through acquisition of loans. The Company also provides marketing, sales, managerial, and administrative support related to its asset generation activities.

o STUDENT LOAN AND GUARANTEE SERVICING. The Company services its student loan portfolio and the portfolios of third parties. Servicing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. In December 2004, the Company purchased EDULINX Canada Corporation, or EDULINX. EDULINX is a Canadian corporation that engages in servicing student loans in Canada. The following table summarizes the Company's loan servicing volumes as of June 30, 2005:

                             COMPANY    PERCENT  THIRD PARTY  PERCENT  TOTAL
                            ---------- ---------  ---------- -------- ---------
                                         (DOLLARS IN MILLIONS)
FFELP and private loans     $   14,038     62.8%   $  8,319     37.2%  $ 22,357
Canadian loans (in U.S. $)          --       --       7,034    100.0      7,034
                            ----------    ------ ----------    ------ ---------
     Total                  $   14,038     47.8%   $ 15,353     52.2%  $ 29,391
                            ==========    ====== ==========    ====== =========

   The Company also provides servicing support to guaranty agencies, which includes system software, hardware and telecommunications support, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services.

o SERVICING SOFTWARE. The Company uses internally developed loan servicing software and also provides this software to third-party student loan holders and servicers.

o DIRECT MARKETING. The Company provides a wide range of direct marketing products and services to help businesses reach the middle school, high school, college bound high school, college, and young adult market places in a cost-effective manner. The Company also provides marketing services and college bound student lists to college and university admissions offices nationwide. The Company also recognizes middle and high school students for exceptional academic success by providing publications and scholarships.

o PAYMENT MANAGEMENT SERVICES. The Company provides automated tuition payment solutions, online payment processing, detailed information reporting, and data integration services to educational institutions, families, and students. In addition, the Company provides financial needs analysis for students applying for aid in private and parochial K-12 schools.

The Company's education lending subsidiaries under the Asset Management service offering are engaged in the securitization of education finance assets. These education lending subsidiaries hold beneficial interests in eligible loans, subject to creditors with specific interests. The liabilities of the Company's education lending subsidiaries are not the obligations of the Company or any of its other subsidiaries and cannot be consolidated in the event of bankruptcy. The transfers of student loans to the eligible lender trusts do not qualify as sales under the provisions of SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, as the trusts continue to be under the effective control of the Company. Accordingly, all the financial activities and related assets and liabilities, including debt, of the securitizations are reflected in the Company's consolidated financial statements.

The Company's Asset Management and Student Loan and Guarantee Servicing offerings constitute reportable operating segments according to the provisions of SFAS No. 131. The Servicing Software, Direct Marketing, and Payment Management Services offerings are operating segments that do not meet the quantitative thresholds, and, therefore, are combined and included as "Other segments." The following tables show the percentage of total segment revenue (excluding intersegment revenue) and net income (loss) before taxes for each of the Company's reportable segments:

                                                 THREE MONTHS ENDED JUNE 30,
                               ----------------------------------------------------------------
                                            2005                             2004
                               -------------------------------- -------------------------------
                                           STUDENT                           STUDENT
                                          LOAN AND                          LOAN AND
                                  ASSET   GUARANTEE    OTHER     ASSET      GUARANTEE   OTHER
                               MANAGEMENT SERVICING   SEGMENTS  MANAEMENT  SERVICING   SEGMENTS
                               --------------------   --------  ---------  ---------   --------

    Segment
     revenues...........          37.9%      48.8%     13.3%       87.8%      11.3%     0.9%

     Segment net income
     (loss) before
        taxes...........         (22.8)%     99.3%     23.5%       93.0%       7.4%    (0.4)%

                                                  SIX MONTHS ENDED JUNE 30,
                               ----------------------------------------------------------------
                                            2005                             2004
                               -------------------------------- -------------------------------
                                           STUDENT                           STUDENT
                                          LOAN AND                          LOAN AND
                                  ASSET   GUARANTEE    OTHER     ASSET      GUARANTEE   OTHER
                               MANAGEMENT SERVICING   SEGMENTS  MANAEMENT  SERVICING   SEGMENTS
                               --------------------   --------  ---------  ---------   --------

     Segment
     revenues..........           65.8%      29.0%      5.2%       80.6%      18.0%     1.4%

     Segment net income
     (loss) before
         taxes.........           69.8%      25.7%      4.5%       87.6%      13.0%    (0.6)%

The Company's derivative market value adjustment and net settlements are included in the Asset Management segment. Because the majority of the Company's derivatives do not qualify for hedge accounting under SFAS No. 133, the derivative market value adjustment can cause the percent of revenue and net income (loss) before taxes to fluctuate from period to period between segments.

The Company's student loan portfolio has grown significantly through originations and acquisitions. The Company originated or acquired $1.4 billion and $2.9 billion of student loans during the three and six months ended June 30, 2005, respectively, through student loan acquisition channels, including:

o the direct channel, in which the Company originates student loans in one of its brand names directly to student and parent borrowers, which accounted for 40.0% and 39.3% of the student loans added to the Company's loan portfolio through a student loan channel during the three and six months ended June 30, 2005, respectively;

o the branding partner channel, in which the Company acquires student loans from lenders to whom it provides marketing and origination services, which accounted for 28.3% and 37.4% of the student loans added to the Company's loan portfolio through a student loan channel during the three and six months ended June 30, 2005, respectively; and

o the forward flow channel, in which the Company acquires student loans from lenders to whom it provides origination services, but provides no marketing services, or who have agreed to sell loans to the Company under forward sale commitments, which accounted for 31.5% and 22.1% of the student loans added to the Company's loan portfolio through a student loan channel during the three and six months ended June 30, 2005, respectively.

In addition, the Company also acquires student loans through spot purchases, which accounted for 0.2% and 1.2% of student loans added to the Company's loan portfolio through a student loan channel during the three and six months ended June 30, 2005, respectively.

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

The Company's net interest income, or net interest earned on its student loan portfolio, is the primary source of the Company's income and is primarily impacted by the size of the portfolio and the net yield of the assets in the portfolio. If the Company's student loan portfolio continues to grow and its net interest margin remains relatively stable, the Company expects its net interest income to increase. The Company's portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. Based upon provisions of the Higher Education Act, and related interpretations by the Department, loans financed prior to September 30, 2004 with tax-exempt obligations issued prior to October 1, 1993 are entitled to receive special allowance payments equal to a 9.5% minimum rate of return. In May 2003, the Company sought confirmation from the Department regarding the treatment and recognition of special allowance payments as income based on the 9.5% minimum rate of return. Pending satisfactory resolution of this issue with the Department, the Company deferred recognition of the interest income that was generated by these loans in excess of income based upon the standard special allowance rate. In June 2004, after consideration of certain clarifying information received in connection with the guidance it had sought, including written and verbal communications with the Department, the Company concluded that the earnings process had been completed related to the special allowance payments on these loans and recognized $124.3 million of interest income. As of December 31, 2003 and March 31, 2004, the amount of deferred excess interest income on these loans was $42.9 million and $78.8 million, respectively.

As of June 30, 2005, the Company holds $3.2 billion in loans that are receiving special allowance payments based upon the minimum 9.5% rate. The Company currently recognizes the income from the special allowance payments, referred to as the special allowance yield adjustment, on these loans as it is earned. Since the portfolio subject to the 9.5% floor is not expected to increase, interest income recognized on this portfolio will decrease as compared to historical periods. In addition, if interest rates rise, the normal yield on the portfolio of loans earning this special allowance will increase, thereby reducing the special allowance yield adjustment. The Company has entered into interest rate swaps to reduce the risk of rising interest rates on this portfolio.

Interest income is also dependent upon the relative level of interest rates. The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate derivative instruments to reduce the economic effect of interest rate volatility. The Company's management has structured all of its derivative instruments with the intent that each is economically effective. However, most of the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133 and thus the change in the market value on the derivative instruments is recognized in the statement of operations each reporting period. This mark-to-market adjustment may fluctuate from period to period and adversely impact earnings.

Competition for the supply channel of education financing in the student loan industry has caused the cost of acquisition (or loan premiums) related to the Company's student loan assets to increase. In addition, the Company has seen significant increases in consolidation loan activity and consolidation loan volume within the industry. The increase in competition for consolidation loans has caused the Company to be aggressive in its measures to protect and secure its existing portfolio through consolidation efforts. The Company will amortize its premiums paid on the purchase of student loans over the average useful life of the assets. When the Company's loans are consolidated, the Company may accelerate recognition of unamortized premiums if the consolidated loan is considered a new loan. The increase in premiums paid on student loans due to the increase in entrants and competition within the industry, coupled with the Company's asset retention practices through consolidation efforts, have caused the Company's yields to be reduced in recent periods due to the amortization of premiums, consolidation rebate fees, and the lower yields on consolidation loans. If the percentage of consolidation loans continues to increase as a percentage of the Company's overall loan portfolio, the Company will continue to experience reduced yields. If these trends continue, the Company could continue to see an increase in consolidation rebate fees and amortization costs and a reduction in yield. See "-- Student Loan Portfolio--Student Loan Spread Analysis." Although the Company's short-term yields may be reduced if this trend continues, the Company will have been successful in protecting its assets and stabilizing its balance sheet for long-term growth. Conversely, a reduction in consolidation of the Company's own loans or the loans of third parties could positively impact the effect of amortization on the Company's student loan yield from period to period. Also, as the Company's portfolio of consolidation loans grows both in nominal dollars and as a percentage of the total portfolio, the impact of premium amortization as a percent of student loan yield should decrease, unless the cost of acquisition of consolidation loans or underlying loans increases substantially in the future.

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

Effective June 1, 2005, the Company purchased 80% of the capital stock of FACTS. FACTS provides automated tuition payment solutions, online payment processing, detailed information reporting, and data integration services to educational institutions, families, and students. In addition, FACTS provides financial needs analysis for students applying for aid in private and parochial K-12 schools. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

Effective July 1, 2005, the Company purchased 100% of the capital stock of Foresite, a company which develops complementary Web-based software applications that improve the administration of financial aid offices and work-study programs at colleges and universities.

NET INTEREST INCOME

The Company generates the majority of its earnings from the spread, referred to as its student loan spread, between the yield the Company receives on its student loan portfolio and the cost of funding these loans. This spread income is reported on the Company's statement of operations as net interest income. The amortization of loan premiums, including capitalized costs of origination, the consolidation loan rebate fee, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company's statement of operations. The amortization of debt issuance costs is included in interest expense on the Company's statement of operations.

The Company's portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. Depending on the type of student loan and when the loan was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. The larger the reduction in rates subsequent to the annual July 1 borrower interest rate reset, the greater the Company's opportunity to earn variable-rate floor income. In declining interest rate environments, the Company can earn significant amounts of such income. Conversely, as the decline in rates abates, or in environments where interest rates are rising, the Company's opportunity to earn variable-rate floor income can be reduced, in some cases substantially. Since the borrower rates are reset annually, the Company views earnings on variable-rate floor income as temporary and not necessarily sustainable. The Company's ability to earn variable-rate floor income in future periods is dependent upon the interest rate environment following the annual reset of borrower rates, and the Company cannot assure the nature of such environment in the future. The Company recorded no variable-rate floor income during the three and six months ended June 30, 2005 and three months ended June 30, 2004 and approximately $348,000 during the six months ended June 30, 2004.

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

Investment interest income, which is a component of net interest income, includes income from unrestricted interest-earning deposits and funds in the Company's special purpose entities which are utilized for its asset-backed securitizations.

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

The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company's loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government currently guarantees 98% of the principal of and the interest on federally insured student loans, which limits the Company's loss exposure to 2% of the outstanding balance of the Company's federally insured portfolio.

Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company received 100% reimbursement on all eligible FFELP default claims submitted for reimbursement during the 12-month period following the effective date of the designation. The Company was not subject to the 2% risk sharing loss for eligible claims submitted during this 12-month period. Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, qualify for the 100% reimbursement.

In June 2005, the Company submitted its application for Exceptional Performer redesignation to the Department. The Department has 60 days to redesignate the Company as an Exceptional Performer or deny the Company's application. Until that time, the Company continues to receive the benefit of the Exceptional Performer designation. It is the opinion of the Company's management, based on information currently known, that there is no reason to believe the Company's application will be rejected.

As of June 30, 2005, more than 99% of the Company's federally insured loans were serviced by providers designated as Exceptional Performers. Of this portion, the Company serviced approximately 92% and third parties serviced approximately 8%. The Company is entitled to receive the 100% reimbursement benefit as long as it and/or its service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis and service providers must apply for redesignation annually as discussed previously. If the Company or a third party servicer were to lose its Exceptional Performer designation, either by the Department discontinuing the program or the Company or third party servicer not meeting the required servicing standards, loans serviced by the Company or such third party would become subject to the 2% risk sharing for all claims submitted after loss of the designation.

Pursuant to the terms of the Higher Education Act, the FFEL Program is periodically amended, and the Higher Education Act is generally reauthorized by Congress every five to six years in order to prevent sunset of that Act. The current provisions of the Higher Education Act are scheduled to expire on September 30, 2005. Historically, the United States Congress makes changes to the provisions of the Higher Education Act during the reauthorization process. One of the changes to the Higher Education Act that is included in the reauthorization proposal is changes to the guarantee rates and terms on FFELP loans, including proposals for a decrease in insurance and reinsurance on portfolios receiving the benefit of Exceptional Performance designation by up to 2%, from 100% to 98% of principal and accrued interest, and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by up to 2%, from 98% to 96% of principal and accrued interest. If the insurance and reinsurance decrease during reauthorization, the Company would have to establish a provision for loan losses related to the new risk sharing amounts. This provision would be recognized by the Company upon the effective date of the new provisions of the Higher Education Act, which is estimated to be October 1, 2006. See "- Risks - Political/Regulatory Risk."

In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, months in repayment, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. The Company charges off the uninsured loan when the collection of principal and interest is 120 days past due.

OTHER INCOME

The Company also earns fees and generates income from other sources, including principally loan and guarantee servicing income, fee-based revenue from direct marketing and payment management activities, and licensing fees on its software products. Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value or number of loans serviced for each customer. Guarantee servicing fees are calculated based on the number of loans serviced or amounts collected. Fee-based income is determined by the volume of sales of lists and student publications. Fee-based income also includes annual fees for providing payment management services to schools and/or students. Software services income is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products.

Other income also includes the derivative market value adjustment and net settlements from the Company's derivative instruments as further discussed in
Item 3, "Quantitative and Qualitative Disclosures About Market Risk -- Interest Rate Risk."

OPERATING EXPENSES

Operating expenses includes indirect costs incurred to generate and acquire student loans, costs incurred to manage and administer the Company's student loan portfolio and its financing transactions, costs incurred to service the Company's student loan portfolio and the portfolios of third parties, costs incurred to provide direct marketing, payment management, and software services to third parties, and other general and administrative expenses. Operating expenses also includes the depreciation and amortization of capital assets and intangible assets.

The Company does not believe inflation has a significant effect on its operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

                                                THREE MONTHS ENDED
                                                      JUNE 30                 CHANGE
                                               ----------------------- ---------------------
                                                 2005         2004       DOLLARS   PERCENT
                                               ----------  ----------- ---------  ----------
                                                          (DOLLARS IN THOUSANDS)
INTEREST INCOME:
    Loan interest, excluding variable-rate
      floor income                             $ 223,691   $  239,436  $(15,745)      (6.6)%
    Amortization of loan premiums and deferred
      origination costs                          (16,547)     (15,037)   (1,510)      10.0
    Investment interest                            8,150        3,181     4,969      156.2
                                               ----------  ----------- ---------  ---------
      Total interest income                      215,294      227,580   (12,286)      (5.4)
INTEREST EXPENSE:
    Interest on bonds and notes payable          133,277       52,352    80,925      154.6
                                               ----------  ----------- ---------  ---------
       Net interest income                        82,017      175,228   (93,211)     (53.2)
Less provision (recovery) for loan losses          2,124       (6,421)    8,545      133.1
                                               ----------  ----------- ---------  ---------
      Net interest income after provision
      (recovery for loan losses                   79,893      181,649  (101,756)     (56.0)
                                               ----------  ----------- ---------  ---------
OTHER INCOME (EXPENSE):
    Loan and guarantee servicing income           34,678       22,846    11,832       51.8
    Other fee-based income                         9,027        1,630     7,397      453.8
    Software services income                       2,602        1,780       822       46.2
    Other income                                   1,524        1,285       239       18.6
    Derivative market value adjustment           (51,372)       3,075   (54,447)  (1,770.6)
    Derivative settlements, net                   (6,001)      (1,718)   (4,283)    (249.3)
                                               ----------  ----------- ---------  ---------
      Total other income (expense)                (9,542)      28,898   (38,440)    (133.0)
                                               ----------  ----------- ---------  ---------
OPERATING EXPENSES:
    Salaries and benefits                         39,977       49,036    (9,059)     (18.5)
    Other operating expenses:
      Depreciation and amortization,
        excluding amortization
        of intangible assets                       3,359        2,598       761       29.3
      Amortization of intangible assets            1,559        2,079      (520)     (25.0)
      Trustee and other debt related fees          2,121        2,851      (730)     (25.6)
      Occupancy and communications                 4,344        3,135     1,209       38.6
      Advertising and marketing                    4,610        2,961     1,649       55.7
      Professional services                        4,576        2,894     1,682       58.1
      Postage and distribution                     5,079        3,220     1,859       57.7
      Other                                        8,254        7,422       832       11.2
                                               ----------  ----------- ---------  ---------
        Total other operating expenses            33,902       27,160     6,742       24.8
                                               ----------  ----------- ---------  ---------
        Total operating expenses                  73,879       76,196    (2,317)      (3.0)
                                               ----------  ----------- ---------  ---------
        Income (loss) before income taxes         (3,528)     134,351  (137,879)    (102.6)
    Income tax expense (benefit)                  (1,755)      49,098   (50,853)    (103.6)
                                               ----------  ----------- ---------  ---------
        Net income (loss)                      $  (1,773)  $   85,253  $(87,026)    (102.1)%
                                               ==========  =========== =========  =========

NET INTEREST INCOME. Total loan interest decreased as a result of a decrease in the special allowance yield adjustment, changes in the pricing characteristics of the Company's student loan assets, and an increase in consolidation rebate fees. These decreases were offset by increases in loan interest resulting from the growth of the student loan portfolio and changes in the interest rate environment. Overall, the decrease in the student loan yield to 6.64% in 2005 from 9.06% in 2004 resulted in a decrease in loan interest income of approximately $68.3 million. The decrease in the student loan yield was caused by a decrease in the special allowance yield adjustment and an increase in the number of lower yielding consolidation loans held by the Company. The special allowance yield adjustment, which reflects the special allowance payments on loans financed prior to September 30, 2004 with tax-exempt obligations issued prior to October 1, 1993, earning at a 9.5% minimum rate of return, decreased $98.4 million to approximately $25.9 million for the three months ended June 30, 2005 from approximately $124.3 million for the three months ended June 30, 2004. The 2004 special yield adjustment included approximately $78.8 million that was previously deferred. This decrease is due to the decrease in the portfolio of loans earning the 9.5% minimum rate of return. In addition, the normal yield on this portfolio has increased due to the rising interest rate environment. When excluding the special allowance yield adjustment, the student loan yield increased to 5.93% in 2005 from 4.65% in 2004 as a result of the rising interest rate environment. Consolidation loan activity resulted in higher consolidation rebate fees and decreased loan interest by $7.4 million. The decrease in loan interest income as a result of the lower overall student loan yield and increased consolidation rebate fees was offset by increased loan interest as a result of the growth in the Company's portfolio of student loans. The average student loan portfolio increased $3.6 billion, or 32.3%, during the three months ended June 30, 2005 compared to the same period in 2004, which resulted in an increase of loan interest income by approximately $60.5 million.

Interest expense on bonds and notes payable increased as a result of the increase in average variable-rate debt, the issuance of unsecured fixed-rate debt in May 2005, and the change in the interest rate environment. These increases were offset by a reduction in the average secured fixed-rate bonds and notes outstanding. Overall, the student loan cost of funds (excluding net settlements on derivatives) increased to 3.36% in 2005 from 1.69% in 2004. Average variable-rate debt increased $3.6 billion, which resulted in an increase of interest expense of approximately $28.1 million. In addition, the increase in interest rates, specifically LIBOR and auction rates, increased the Company's average cost of funds on variable-rate debt which increased interest expense approximately $55.1 million. The Company also issued $275 million of unsecured debt in May 2005 which increased interest expense by $1.5 million. The increase in interest expense was reduced as average fixed-rate bonds and notes decreased by $257.9 million, which decreased the Company's overall interest expense by approximately $3.8 million.

Net interest income, excluding the effects of the special allowance yield adjustment and variable-rate floor income, increased approximately $5.2 million, or 10.2%, to approximately $56.1 million from approximately $50.9 million.

PROVISION FOR LOAN LOSSES. The provision for loan losses for federally insured student loans increased $8.9 million from a recovery of $8.8 million in 2004 to an expense of $124,000 in 2005 as a result of the Company's Exceptional Performer designation in June 2004. The provision for loan losses for non-federally insured loans decreased $340,000 from $2.3 million in 2004 to $2.0 in 2005 million because of the expected performance of the non-federally insured loan portfolio.

OTHER INCOME. Loan and guarantee servicing income increased due to the acquisition of EDULINX in December 2004. EDULINX recognized $13.0 million of servicing income during the three months ended June 30, 2005. This increase was offset by the reduction in the average dollar amount of loans serviced for third parties in the Company's U.S. servicing operations from $9.1 billion for the three months ended June 30, 2004 to $8.6 billion for the three months ended June 30, 2005. Total average U.S. third-party loan servicing volume decreased $563.9 million, or 6.2%, which resulted in a decrease in loan servicing income of approximately $0.3 million. The decrease in the Company's U.S. servicing volume is due to loan pay downs being greater than loan additions within the third-party customer portfolios. In addition, guarantee servicing income decreased $1.1 million due to a customer that did not renew its servicing contract in 2004. Other fee-based income increased approximately $7.1 million due to the acquisitions of SMG and NHR in February 2005 and FACTS in June 2005. Software services income increased due to additional system maintenance and enhancement work performed for third-party customers.

The Company utilizes derivative instruments to provide economic hedges to protect against the impact of adverse changes in interest rates. During the three months ended June 30, 2005, the derivative market value adjustment net losses were $51.4 million and net settlements representing realized costs were $6.0 million as compared to derivative market adjustment net gains of $3.1 million and net settlements representing realized costs of $1.7 million for the comparable period in 2004. These increases, in addition to the changes in interest rates and fluctuations in the forward yield curve, is the result of the Company entering into $3.7 billion in notional amount of derivatives in July 2004. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk -- Interest Rate Risk."

OPERATING EXPENSES. Salaries and benefits increased $8.4 million due to the acquisitions of EDULINX, SMG, NHR, and FACTS. This increase is offset by the Company recognizing approximately $17.7 million less in incentive plan compensation in 2005 compared to 2004 due to a change in terms of the Company's incentive plan for 2005.

Depreciation and amortization, excluding amortization of intangible assets, increased $0.6 million as a result of the acquisition of EDULINX. The decrease in the amortization of intangible assets is due to certain intangible assets becoming fully amortized in 2004, offset by the amortization of acquired intangible assets related to recent acquisitions. The decrease in trustee and other debt related fees relates to the improved efficiencies in the Company's debt transactions. Advertising and marketing expenses increased approximately $1.2 million due to the acquisitions of EDULINX, SMG, NHR, and FACTS and $0.3 million due to expansion of the Company's marketing efforts, especially in the consolidations area. Occupancy and communications and professional services expenses increased due to the acquisition of EDULINX. Postage and distribution expense increased $0.8 million due to the acquisitions of EDULINX, NHR, and FACTS and $1.0 million due to the Company's direct marketing efforts, especially in the consolidations area. Other expenses increased $1.6 million due to recent acquisitions described above, which was offset by a decrease in charitable contributions expense.

INCOME TAX EXPENSE. Income tax expense decreased due to the decrease in income before income taxes. The Company's effective tax rate was 49.7% and 36.5% during the three months ended June 30, 2005 and 2004, respectively. The effective tax rate in the second quarter 2005 was magnified due to the Company's loss before income taxes in the quarter.


SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

                                               SIX MONTHS ENDED JUNE 30,       CHANGE
                                               ------------------------  --------------------
                                                  2005         2004       DOLLARS    PERCENT
                                               ----------  ------------  ---------  ---------
                                                             (DOLLARS IN THOUSANDS)
INTEREST INCOME:
    Loan interest, excluding variable-rate
     floor income                              $ 423,798   $  347,632  $ 76,166       21.9 %
    Variable-rate floor income                        --          348      (348)    (100.0)
    Amortization of loan premiums and
      deferred orgination costs                  (32,329)    (34,854)    2,525        7.2
    Investment interest                           15,152        6,832     8,320      121.8
                                               ----------  ----------- ---------   --------
      Total interest income                      406,621      319,958    86,663       27.1
INTEREST EXPENSE:
    Interest on bonds and notes payable          237,802      101,395   136,407      134.5
                                               ----------  ----------- ---------   --------
      Net interest income                        168,819      218,563   (49,744)     (22.8)
Less provision (recovery) for loan losses          4,155       (3,306)    7,461      225.7
                                               ----------  ----------- ---------   --------
      Net interest income after provision
      (recovery) for loan losses                 164,664      221,869   (57,205)     (25.8)
                                               ----------  ----------- ---------   --------
OTHER INCOME:
    Loan and guarantee servicing income           71,854       48,909    22,945       46.9
    Other fee-based income                        12,383        3,519     8,864      251.9
    Software services income                       4,808        3,672     1,136       30.9
    Other income                                   2,924        2,728       196        7.2
    Derivative market value adjustment             8,918          548     8,370    1,527.4
    Derivative settlements, net                  (16,087)      (2,932)  (13,155)    (448.7)
                                               ----------  ----------- ---------  ---------
      Total other income                          84,800       56,444    28,356       50.2
                                               ----------  ----------- ---------  ---------
OPERATING EXPENSES:
    Salaries and benefits                         79,304       76,805     2,499        3.3
    Other operating expenses:
      Depreciation and amortization,
        excluding amortization
        of intangible assets                       6,652        4,928     1,724       35.0
      Amortization of intangible assets            2,732        4,157    (1,425)     (34.3)
      Trustee and other debt related fees          4,449        5,465    (1,016)     (18.6)
      Occupancy and communications                 8,576        6,217     2,359       37.9
      Advertising and marketing                    7,748        5,284     2,464       46.6
      Professional services                       10,352        7,354     2,998       40.8
      Postage and distribution                     9,385        7,068     2,317       32.8
      Other                                       16,069       12,130     3,939       32.5
                                               ----------  ----------- ---------  ---------
        Total other operating expenses            65,963       52,603    13,360       25.4
                                               ----------  ----------- ---------  ---------
        Total operating expenses                 145,267      129,408    15,859       12.3
                                               ----------  ----------- ---------  ---------
        Income before income taxes               104,197      148,905   (44,708)     (30.0)
    Income tax expense                            37,883       54,531   (16,648)     (30.5)
                                               ----------  ----------- ---------  ---------
        Net income                             $  66,314   $   94,374  $(28,060)     (29.7)%
                                               ==========  =========== =========  =========

NET INTEREST INCOME. Total loan interest decreased as a result of a decrease in the special allowance yield adjustment, changes in the pricing characteristics of the Company's student loan assets, and an increase in consolidation rebate fees. These decreases were offset by increases in loan interest resulting from the growth of the student loan portfolio and changes in the interest rate environment. Overall, the decrease in the student loan yield to 6.60% in 2005 from 6.96% in 2004 resulted in a decrease in loan interest income of approximately $23.4 million. The decrease in the student loan yield was caused by a decrease in the special allowance yield adjustment and an increase in the number of lower yielding consolidation loans held by the Company. The special allowance yield adjustment, which reflects the special allowance payments on loans financed prior to September 30, 2004 with tax-exempt obligations issued prior to October 1, 1993, earning at a 9.5% minimum rate of return, decreased $68.6 million to approximately $55.7 million for the six months ended June 30, 2005 from approximately $124.3 million for the six months ended June 30, 2004. The 2004 special yield adjustment included approximately $42.9 million that was previously deferred. This decrease is due to the decrease in the portfolio of loans earning the 9.5% minimum rate of return. In addition, the normal yield on this portfolio has increased due to the rising interest rate environment. When excluding the special allowance yield adjustment, the student loan yield increased to 5.81% in 2005 from 4.67% in 2004 as a result of the rising interest rate environment. Consolidation loan activity resulted in higher consolidation rebate fees and decreased loan interest by $14.7 million. The decrease in loan interest income as a result of the lower overall student loan yield and increased consolidation rebate fees was offset by increased loan interest as a result of the growth in the Company's portfolio of student loans. The average student loan portfolio increased $3.5 billion, or 31.9%, during the six months ended June 30, 2005 compared to the same period in 2004, which resulted in an increase of loan interest income by approximately $114.4 million.

Interest expense on bonds and notes payable increased as a result of the increase in average variable-rate debt, the issuance of unsecured fixed-rate debt in May 2005, and the change in the interest rate environment. These increases were offset by a reduction in the average secured fixed-rate bonds and notes outstanding. Overall, the student loan cost of funds (excluding net settlements on derivatives) increased to 3.13% in 2005 from 1.69% in 2004. Average variable-rate debt increased $3.4 billion, which resulted in an increase of interest expense by approximately $50.1 million. In addition, the increase in interest rates, specifically LIBOR and auction rates, increased the Company's average cost of funds on variable-rate debt which increased interest expense approximately $91.7 million. The Company also issued $275 million of unsecured debt in May 2005 which increased interest expense by $1.5 million. The increase in interest expense was reduced as average fixed-rate debt decreased by $234.1 million, which decreased the Company's overall interest expense by approximately $6.9 million.

Net interest income, excluding the effects of the special allowance yield adjustment and variable-rate floor income, increased approximately $19.2 million, or 20.5%, to approximately $113.2 million from approximately $93.9 million.

PROVISION FOR LOAN LOSSES. The provision for loan losses for federally insured student loans increased $7.5 million from a recovery of $7.3 million in 2004 to an expense of $205,000 in 2005 as a result of the Company's Exceptional Performer designation in June 2004.

OTHER INCOME. Loan and guarantee servicing income increased due to the acquisition of EDULINX in December 2004. EDULINX recognized $28.5 million of servicing income during the six months ended June 30, 2005. This increase was offset by the reduction in the average dollar amount of loans serviced for third parties in the Company's U.S. servicing operations from $9.2 billion for the six months ended June 30, 2004 to $8.8 billion for the six months ended June 30, 2005. Total average U.S. third-party loan servicing volume decreased $394.1 million, or 4.3%, which resulted in a decrease in loan servicing income of approximately $3.0 million. The decrease in the Company's U.S. servicing volume is due to loan pay downs being greater than loan additions within the third-party customer portfolios. In addition, guarantee servicing income decreased $2.7 million due to a customer that did not renew its servicing contract in 2004. Other fee-based income increased $8.3 million due to the acquisitions of SMG and NHR in February 2005 and FACTS in June 2005. Software services income increased due to additional system maintenance and enhancement work performed for third-party customers.

The Company utilizes derivative instruments to provide economic hedges to protect against the impact of adverse changes in interest rates. During the six months ended June 30, 2005, the derivative market value adjustment net gains were $8.9 million and net settlements representing realized costs were $16.1 million as compared to derivative market adjustment net gains of $0.5 million and net settlements representing realized costs of $2.9 million for the comparable period in 2004. These increases, in addition to the changes in interest rates and fluctuations in the forward yield curve, is the result of the Company entering into $3.7 billion in notional amount of derivatives in July 2004. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk -- Interest Rate Risk."

OPERATING EXPENSES. Salaries and benefits increased $15.9 million due to the acquisitions of EDULINX, SMG, NHR, and FACTS. This increase is offset by the Company recognizing approximately $14.8 million less in incentive plan compensation in 2005 compared to 2004 due to a change in terms of the Company's incentive plan for 2005.

Depreciation and amortization, excluding amortization of intangible assets, increased $1.3 million as a result of the acquisitions of EDULINX, SMG, and FACTS. The decrease in the amortization of intangible assets is due to certain intangible assets becoming fully amortized in 2004, offset by the amortization of acquired intangible assets related to recent acquisitions. The decrease in trustee and other debt related fees relates to the improved efficiencies in the Company's debt transactions. Advertising and marketing expenses increased approximately $1.5 million due to the acquisitions of EDULINX, SMG, NHR, and FACTS and $0.7 million due to expansion of the Company's marketing efforts, especially in the consolidations area. Occupancy and communications and professional services expenses increased due to the acquisitions of EDULINX, SMG, NHR and FACTS. Postage and distribution expense increased $1.5 million due to the acquisitions of EDULINX, NHR, and FACTS and $1.0 million due to the Company's direct marketing efforts, especially in the consolidations area. Other expenses increased $2.8 million due to recent acquisitions described above and other miscellanious expenses incurred as a result of growth of the Company, which was offset by a decrease in charitable contributions expense.

INCOME TAX EXPENSE. Income tax expense decreased due to the decrease in income before income taxes. The Company's effective tax rate was 36.4% and 36.6% during the six months ended June 30, 2005 and 2004, respectively.

FINANCIAL CONDITION

AS OF JUNE 30, 2005 COMPARED TO DECEMBER 31, 2004

                                                                                         CHANGE
                                                     AS OF          AS OF          ----------------------
                                                   JUNE 30,      DECECEMBER 31,
                                                     2005            2004           DOLLARS      PERCENT
                                                 -------------  --------------     ---------    ---------
                                                                    (DOLLARS IN THOUSANDS)
Student loans receivable, net                    $ 15,661,315     $ 13,461,814    $ 2,199,501       16.3 %
Cash, cash equivalents, and restricted
  cash and investments                              1,110,109        1,302,954       (192,845)     (14.8)
Other assets                                          537,479          395,237        142,242       36.0
                                                 -------------  ---------------  -------------      ------
     Total assets                                $ 17,308,903     $ 15,160,005    $ 2,148,898       14.2 %
                                                 =============  ===============  =============      ======

LIABILITIES:
Bonds and notes payable                          $ 16,580,078     $ 14,300,606    $ 2,279,472       15.9 %
Fair value of derivative instruments, net               3,688           11,895         (8,207)     (69.0)
Other liabilities                                     201,467          391,329       (189,862)     (48.5)
                                                 -------------  ---------------  -------------     ------
     Total liabilities                             16,785,233       14,703,830      2,081,403       14.2

Shareholders' equity                                  523,670          456,175         67,495       14.8
                                                 -------------  ---------------  -------------      ------
      Total liabilities and shareholders' equity  $ 17,308,903     $ 15,160,005    $ 2,148,898      14.2 %
                                                 =============  ===============  =============      ======

Total assets increased primarily due to an increase in student loans receivable. The Company originated and acquired $2.9 billion of student loans during the six months ended June 30, 2005, offset by repayments of approximately $0.7 billion. Cash, cash equivalents, and restricted cash and investments decreased primarily because of a $211.3 million decrease in restricted cash due to loan program customers, which reflects timing of disbursements on loans and reduced lockbox volume. Other assets increased primarily due the acquisitions of SMG, NHR, and FACTS since December 2004. In addition, accrued interest receivable is included in other assets and increased as a result of the increase in student loans receivable. Total liabilities increased primarily because of an increase in bonds and notes payable, resulting from additional borrowings to fund growth in student loans. Fair value of derivative instruments, net decreased as a result of a decrease in the fair value of the Company's derivative instruments. Other liabilities includes restricted cash amounts due to loan program customers that decreased $211.3 million as a result of timing of disbursements on loans and reduced lockbox volume. This is offset by increases due to the acquisitions of SMG, NHR, and FACTS and an increase in accrued interest on bonds and notes payable as a result of changes in the interest rate environment and additional borrowings. Shareholders' equity increased primarily as a result of net income of $66.3 million during the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes operating cash flow, operating lines of credit, and secured financing transactions to fund operations and student loan acquisitions. In addition, on April 13, 2005, the Company filed a universal shelf registration statement with the Securities and Exchange Commission ("SEC") which was declared effective on May 12, 2005. This facility allows the Company to sell up to $750 million of securities that may consist of common stock, preferred stock, unsecured debt securities, warrants, stock purchase contracts, and stock purchase units. The terms of any securities are established at the time of the offering. On May 25, 2005, the Company consummated a debt offering under this universal shelf consisting of $275.0 million in aggregate principal amount of Senior Notes due June 1, 2010 (the "Notes"). The Notes are unsecured obligations of the Company. Interest on the Notes is 5.125%, payable semiannually. At the Company's option, the Notes are redeemable in whole at any time or in part from time to time at the redemption price described in its prospectus supplement.

Operating activities provided net cash of $72.9 million during the six months ended June 30, 2005, a decrease of $129.3 million from the net cash provided by operating activities of $202.2 million during the comparable period in 2004. Operating cash flows consist of net income adjusted for various non-cash items such as the provision for loan losses, depreciation and amortization, deferred income taxes, the derivative market value adjustment, non-cash compensation expense, and income from equity method investments. These non-cash items resulted in a decrease in cash provided by operating activities of $2.0 million during the six months ended June 30, 2005 as compared to the comparable period in 2004.

As of June 30, 2005, the Company had a $35.0 million operating line of credit and a $50.0 million commercial paper commitment under two separate facilities from a group of six large regional and national financial institutions, both of which expire in September 2005. The Company uses these facilities primarily for general operating purposes and had no borrowings under these facilities as of June 30, 2005. The Company had $85.0 million available to borrow under these operating lines as of June 30, 2005. The Company believes these facilities, the issuance of $275.0 million of unsecured debt under its universal shelf in May 2005, and the remaining capacity on the universal shelf indicate a favorable trend in its available capital resources.

The Company's secured financing instruments include short-term student loan warehouse programs, variable-rate tax-exempt bonds, fixed-rate tax-exempt bonds, fixed-rate bonds, and various asset-backed securities. Of the $16.6 billion of debt outstanding as of June 30, 2005, $13.9 billion was issued under securitization transactions. On February 16, 2005, April 19, 2005, and July 22, 2005, the Company completed asset-backed securities transactions totaling $1.3 billion, $2.0 billion, and $1.3 billion, respectively. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market in 2005 and subsequent years. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction procedure. The interest rate on student loans being financed is generally set based upon a spread to commercial paper or U.S. Treasury bills.

The Company's warehouse facilities allow for expansion of liquidity and capacity for student loan growth and should provide adequate liquidity to fund the Company's student loan operations for the foreseeable future. As of June 30, 2005, the Company had a loan warehousing capacity of $4.4 billion, of which $2.4 billion was outstanding, through 364-day commercial paper conduit programs. The Company had $2.0 billion in warehouse capacity available under its warehouse facilities as of June 30, 2005. These conduit programs mature in 2006 through 2009; however, they must be renewed annually by underlying liquidity providers. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements, and therefore the Company does not believe the renewal of these contracts present a significant risk to its liquidity.

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

The following table summarizes the Company's bonds and notes outstanding as of June 30, 2005:

                                                                   INTEREST RATE
                                                                     RANGE ON
                                                                      CARRYING
                                            AMOUNT      TOTAL          AMOUNT       FINAL MATURITY
                                          ----------  ------------ -------------- --------------------
                                                          (DOLLARS IN THOUSANDS)
Variable rate bonds and notes (a):
    Bonds and notes based on indices       $ 9,983,808      60.2 %  1.84% - 4.17%  11/25/09 - 01/25/41
    Bonds and notes based on auction         3,334,220      20.1    2.30% - 3.45%  11/01/09 - 07/01/43
                                          -------------  --------
      Total variable rate bonds and notes   13,318,028      80.3
Commerical paper and other                   2,362,465      14.2    2.85% - 3.24%  05/12/06 - 09/02/09
Fixed-rate bonds and notes (a)                 609,585       3.7    5.20% - 6.68%  12/01/05 - 05/01/29
Unsecured fixed rate debt                      275,000       1.7       5.13%          06/01/10
Other borrowings                                15,000       0.1       6.00%          11/01/05
                                          -------------  --------
    Total                                  $16,580,078     100.0 %
                                          =============  ========

-----------
(a) Issued in securitization transactions.

The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company's contractual obligations as of June 30, 2005 were as follows:

                                             LESS THAN                                 MORE THAN
                              TOTAL           1 YEAR     1 TO 3 YEARS  3 TO 5 YEARS    5 YEARS
                            -------------  ------------  ------------- ------------  --------------
                                                 (DOLLARS IN THOUSANDS)
Bonds and notes payable      $16,580,078    $1,919,917     $ 199,366    $1,143,689    $ 13,317,106
Operating lease obligations       19,582         6,187         9,430         3,484             481
Other                              3,438         3,438            --            --              --
                            -------------  ------------  ------------  ------------  --------------
   Total                     $16,603,098    $1,929,542     $ 208,796    $1,147,173    $ 13,317,587
                            =============  ============  ============  ============  ==============

The Company has commitments with its branding partners and forward flow lenders which obligate the Company to purchase loans originated under specific criteria, although the branding partners and forward flow lenders are not obligated to provide the Company with a minimum amount of loans. Branding partners are those entities from whom the Company acquires student loans and provides marketing and origination services. Forward flow lenders are those entities from whom the Company acquires student loans and provides origination services. These commitments generally run for periods ranging from one to five years and are generally renewable. As of June 30, 2005, the Company was committed to extend credit or was obligated to purchase $130.4 million of student loans at current market rates at the respective sellers' requests under or pursuant to the terms of various agreements.

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

STUDENT LOAN PORTFOLIO

The table below describes the components of the Company's loan portfolio:

                                            AS OF JUNE 30, 2005         AS OF DECEMBER 31, 2004
                                         --------------------------    --------------------------
                                            DOLLARS       PERCENT         DOLLARS       PERCENT
                                         --------------  ----------    --------------  ----------
                                                        (DOLLARS IN THOUSANDS)
Federally insured:
    Stafford                               $ 5,815,389        37.1 %     $ 5,047,487        37.5 %
    PLUS/SLS                                   325,158         2.1           252,910         1.9
    Consolidation                            9,231,437        59.0         7,908,292        58.7
Non-federally insured                           97,705         0.6            90,405         0.7
                                         --------------  ----------    --------------  ----------
        Total                               15,469,689        98.8        13,299,094        98.8
Unamortized loan premiums and deferred
  origination costs                            202,315         1.3           169,992         1.3
Allowance for loan losses:
    Allowance - federally insured                  (99)       (0.0)             (117)       (0.0)
    Allowance - non-federally insured          (10,590)       (0.1)           (7,155)       (0.1)
                                         --------------  ----------    --------------  ----------
        Net                               $ 15,661,315       100.0 %    $ 13,461,814       100.0 %
                                         ==============  ==========    ==============  ==========

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company's allowance for loan losses is presented in the following table:

                                                     THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                   -------------------------------  -----------------------------
                                                        2005             2004            2005            2004
                                                   --------------   --------------  -------------   -------------
                                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of period                      $      8,852     $     16,623    $     7,272    $     16,026
Provision (recovery) for loan losses:
     Federally insured loans                                 124           (8,761)           205          (7,316)
     Non-federally insured loans                           2,000            2,340          3,950           4,010
                                                   --------------   --------------  -------------   -------------
        Total provision (recovery) for loan losses         2,124           (6,421)         4,155          (3,306)
Charge-offs:
     Federally insured loans                                (124)            (719)          (223)         (1,704)
     Non-federally insured loans                            (375)          (1,476)          (878)         (3,105)
                                                   --------------   --------------  -------------   -------------
        Total charge-offs                                   (499)          (2,195)        (1,101)         (4,809)
Recoveries, non-federally insured loans                      212              115            363             211
                                                   --------------   --------------  -------------   -------------
Net charge-offs                                             (287)          (2,080)          (738)         (4,598)
                                                   --------------   --------------  -------------   -------------
Balance at end of period                            $     10,689     $      8,122    $    10,689    $      8,122
                                                   ==============   ==============  =============   =============
Allocation of the allowance for loan losses:
     Federally insured loans                        $         99     $        735    $        99    $        735
     Non-federally insured loans                          10,590            7,387         10,590           7,387
                                                   --------------   --------------  -------------   -------------
        Total allowance for loan losses             $     10,689     $      8,122    $    10,689    $      8,122
                                                   ==============   ==============  =============   =============

Net loan charge-offs as a percentage of
  average student loans                                    0.008 %          0.074 %        0.010 %         0.085 %
Total allowance as a percentage of
  average student loans                                    0.072 %          0.072 %        0.075 %         0.075 %
Total allowance as a percentage of
  ending balance of student loans                          0.069 %          0.067 %        0.069 %         0.067 %
Non-federally insured allowance as a
  percentage of the ending balance of
  non-federally insured loans                             10.839 %          7.822 %       10.839 %         7.822 %
Average student loans                               $ 14,927,290     $ 11,284,876   $ 14,334,826    $ 10,869,351
Ending balance of student loans                     $ 15,469,689     $ 12,033,329   $ 15,469,689    $ 12,033,329
Ending balance of non-federally insured loans       $     97,705     $     94,439   $     97,705    $     94,439

Delinquencies have the potential to adversely impact the Company's earnings through increased servicing and collection costs and account charge-offs. The table below shows the student loan delinquency amounts:

                                                  AS OF JUNE 30, 2005        AS OF DECEMBER 31, 2004
                                                ------------------------   -------------------------
                                                   DOLLARS       PERCENT      DOLLARS        PERCENT
                                                --------------   -------   ---------------   -------
                                                                (dollars in thousands)
Federally Insured Loans:
    Loans in-school/grace/deferment(1)           $ 4,689,906                $ 3,584,260
    Loans in forebearance(2)                       1,707,940                  1,654,158
    Loans in repayment status:
       Loans current                               8,039,657      89.6 %      7,142,808      89.6 %
       Loans delinquent 31-60 days(3)                346,665       3.9          338,434       4.3
       Loans delinquent 61-90 days(3)                191,480       2.1          154,477       1.9
       Loans delinquent 91 days or greater(4)        396,336       4.4          334,552       4.2
                                                -------------   -------   --------------   -------
         Total loans in repayment                  8,974,138     100.0 %      7,970,271     100.0 %
                                                -------------   =======   --------------   =======
         Total federally insured loans           $15,371,984                $13,208,689
                                                =============             ==============
NON-FEDERALLY INSURED LOANS:
    Loans in-school/grace/deferment(1)           $    28,180                $    23,106
    Loans in forebearance(2)                           2,757                      2,110
    Loans in repayment status:
       Loans current                                  61,592      92.2 %         58,606      89.9 %
       Loans delinquent 31-60 days(3)                  2,019       3.0            2,559       3.9
       Loans delinquent 61-90 days(3)                  1,310       2.0            1,495       2.3
       Loans delinquent 91 days or greater(4)          1,847       2.8            2,529       3.9
                                                -------------   -------   --------------   -------
         Total loans in repayment                     66,768     100.0 %         65,189     100.0 %
                                                -------------   =======   --------------   =======
         Total non-federally insured loans       $    97,705                $    90,405
                                                =============             ==============

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

One of the Company's primary objectives is to focus on originations through the direct channel and acquisitions through the branding partner channel. The Company has extensive and growing relationships with many large financial and educational institutions that are active in the education finance industry. Loss of a relationship with an institution from which the Company directly or indirectly acquires a significant volume of student loans could result in an adverse effect on the volume derived from its various channels. 28

The table below sets forth the activity of loans originated or acquired through each of the Company's channels:

                                                   THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                  ------------------------------  -----------------------------
                                                       2005             2004           2005            2004
                                                  --------------- --------------  --------------  -------------
                                                      (DOLLARS IN THOUSANDS)           (DOLLARS IN THOUSANDS)
Beginning balance                                 $ 14,357,207    $ 11,065,865    $ 13,299,094    $ 10,314,874
Direct channel:
    Consolidation loan originations                    781,580        505,353        1,526,670       1,311,918
    Less consolidation of existing portfolio          (377,300)      (224,900)        (714,400)       (593,300)
                                                  -------------   ------------    -------------   -------------
       Net consolidation loan originations             404,280        280,453          812,270         718,618
    Stafford/PLUS loan originations                    172,599         27,385          327,622         120,312
Branding partner channel                               409,013        360,704        1,082,854         715,207
Forward flow channel                                   453,950        362,888          641,113         448,092
Other channels                                           2,497        109,787           34,185         130,783
                                                  -------------   ------------    -------------   -------------
     Total channel acquisitions                      1,442,339      1,141,217        2,898,044       2,133,012
Loans acquired in business acquisition                      --        136,138            --             136,138
Repayments, claims, capitalized interest, and
  other                                               (329,857)      (309,891)        (727,449)       (550,695)
                                                  -------------   ------------    -------------   -------------
Ending balance                                    $ 15,469,689    $12,033,329     $ 15,469,689    $ 12,033,329
                                                  =============   ============    =============   =============

STUDENT LOAN SPREAD ANALYSIS

Maintenance of the spread on assets is a key factor in maintaining and growing the Company's income. The following table analyzes the student loan spread on the Company's portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities used to fund the assets:

                                                       THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                       ------------------------------   ----------------------------
                                                            2005            2004            2005           2004
                                                       --------------   -------------   ------------   -------------
Student loan yield                                              6.64 %          9.06 %         6.60 %          6.96 %
Consolidation rebate fees                                      (0.63)          (0.57)         (0.64)          (0.56)
Premium and deferred origination costs amortization            (0.44)          (0.53)         (0.45)          (0.64)
                                                       --------------   -------------   ------------   -------------
Student loan net yield                                          5.57            7.96           5.51            5.76
Student loan cost of funds (a)                                 (3.52)          (1.76)         (3.35)          (1.74)
                                                       --------------   -------------   ------------   -------------
Student loan spread                                             2.05            6.20           2.16            4.02
Variable-rate floor income                                        --              --             --           (0.01)
Special allowance yield adjustment, net of
     settlements on derivatives (b)                            (0.55)          (4.41)         (0.58)          (2.29)
                                                       --------------   -------------   ------------   -------------
Core Student loan spread                                        1.50 %          1.79 %         1.58 %          1.72 %
                                                       ==============   =============   ============   =============

Average balance of student loans (in thousands)         $ 14,927,290    $ 11,284,876    $14,334,826    $ 10,869,351
Average balance of debt outstanding (in thousands)        15,746,521      12,418,733     15,214,821      12,026,697

 ----------
(a) The student loan cost of funds includes the effects of the net settlement costs on the Company's derivative instruments.

(b) The special allowance yield adjustment of $25.9 million and $124.3 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and $55.7 million and $124.3 million for the six months ended June 30, 2005 and June 30, 2004, respectively, represents the impact on net spread had loans earned at statutorily defined rates under a taxable financing. This special allowance yield adjustment has been reduced by net settlements on derivative instruments that were used to hedge this loan portfolio earning the excess yield, which was $5.5 million for the three months ended June 30, 2005 and $14.3 million for the six months ended June 30, 2005. There were no derivative instruments used to hedge the loan portfolio earning the excess yield for the three and six months ended June 30, 2004.

The compression of the Company's core student loan spread during 2005 has been was due to the following items:

o  an increase in lower yielding consolidation loans;

o an increase in in-school loans, which have a lower yield than loans in repayment;

o rising interest rates which compressed the margins on the Company's fixed rate loans that were not hedged; and

o interest rate spreads in the bond market which widened during the second quarter of 2005, resulting in increased funding costs on the Company's auction rate notes.

RISKS

If any of the following risks actually occurs, the Company's business, financial condition, and results of operations could be materially and adversely affected. See also the risk factors under the heading "Risk Factors" in Part I, Item I, "Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

POLITICAL/REGULATORY RISK

Pursuant to the terms of the Higher Education Act, the FFEL Program is periodically amended, and the Higher Education Act is generally reauthorized by Congress every five to six years in order to prevent sunset of that Act. Changes in the Higher Education Act made in the two most recent reauthorizations have included reductions in the student loan yields paid to lenders, increases in fees paid by lenders, and a decreased level of federal guarantee. Future changes could result in further negative impacts on the Company's business. Moreover, there can be no assurance that the provisions of the Higher Education Act, which is scheduled to expire on September 30, 2005, will be reauthorized. While Congress has consistently extended the effective date of the Higher Education Act, it may elect not to reauthorize the Department's ability to provide interest subsidies, special allowance payments, and federal guarantees for student loans. Such a failure to reauthorize would reduce the number of federally insured student loans available for the Company to originate and/or acquire in the future.

Legislatively, the House Committee on Education and the Workforce recently conducted the mark-up of its reauthorization legislation and reported that bill out of the committee on July 22, 2005. The relevant items to the Company stemming from that mark-up are:

o providing graduates a choice of a fixed or variable rate on consolidation loans;

o changes to the FFEL Program insurance and reinsurance rates, including proposals for a decrease in insurance on portfolios receiving the benefit of the Exceptional Performer designation by up to 2%, from 100% to 98% of principal and accrued interest, and a decrease in insurance on portfolios not subject to the Exceptional Performer designation by up to 2%, from 98% to 96% of principal and accrued interest;

o eliminating variable-rate floor income, including prospectively and permanently eliminating the 9.5% floor interest rate on loans refinanced with funds from pre-1993 tax-exempt financings and eliminating rebate of excess earnings on loans where the borrower rate is in excess of the lender rate;

o eliminating the ability to "recycle" loans in order to earn the minimum 9.5% floor interest rate;

o  repealing the single-holder rule on consolidation loans;

o  increased loan limits; and

o  continued variable interest rates on all loan types.

The Company cannot predict whether any of the above legislative or budget proposals will be enacted into law, but they may form some of the framework utilized by Congress in negotiating the fiscal year 2006 budget resolution and the reauthorization of the Higher Education Act. In addition, the Department oversees and implements the Higher Education Act and periodically issues regulations and interpretations of that Act. Changes in such regulations and interpretations could negatively impact the Company's business.

With respect to EDULINX, changes in the Canada Student Loans Program, or the CSLP, which governs the majority of the loans serviced by EDULINX, could result in a similar negative impact on EDULINX' business.

A portion of the Company's FFEL Program loan portfolio is comprised of loans financed prior to September 30, 2004 with tax-exempt obligations issued prior to October 1, 1993. Based upon provisions of the Higher Education Act, and related interpretations by the Department, the Company is entitled to receive special allowance payments on these loans equal to a 9.5% minimum rate of return ("the 9.5% Floor"). As of June 30, 2005, the Company had $3.2 billion of FFELP loans that were receiving special allowance payments based upon the 9.5% Floor.

In May 2003, the Company sought confirmation from the Department regarding whether it was allowed to receive the special allowance payments based on the 9.5% Floor on loans being acquired with funds obtained from the proceeds of tax-exempt obligations issued prior to October 1, 1993 and then subsequently refinanced with proceeds of taxable obligations without retiring the tax-exempt obligations. Pending satisfactory resolution of this issue, the Company deferred recognition of that portion of the 9.5% Floor income generated by these loans which exceeded statutorily defined special allowance rates under a taxable financing. In June 2004, after consideration of certain clarifying information received in connection with the guidance it had sought and based on written and verbal communications with the Department, management concluded that the earnings process had been completed and recognized the previously deferred income of $124.3 million on this portfolio. The Company is currently recognizing the 9.5% Floor income on these loans as it is earned.

In October 2004, Congress passed and President Bush signed into law the Taxpayer-Teacher Protection Act of 2004 (the "October 2004 Act"), which prospectively suspended eligibility for the 9.5% Floor on any loans refinanced with proceeds of taxable obligations between September 30, 2004 and January 1, 2006. The loans in the Company's student loan portfolio that have been refinanced with proceeds of taxable obligations and are receiving special allowance payments under the 9.5% Floor were all refinanced with proceeds of taxable obligations before September 30, 2004. In April 2004, the Company ceased adding to its portfolio of loans receiving special allowance payments subject to the 9.5% Floor, and thus the provisions of the October 2004 Act do not have an effect upon the eligibility of such loans to receive the 9.5% Floor.

On May 24, 2005, the Office of Inspector General of the Department ("OIG") publicly released a Final Audit Report on Special Allowance Payments to New Mexico Educational Assistance Foundation for Loans Funded by Tax-Exempt Obligations (the "NMEAF Audit Report"). In the NMEAF Audit Report, the OIG indicated it had determined that the New Mexico Educational Assistance Foundation ("NMEAF"), an entity unrelated to the Company, received what the OIG deemed to be improper special allowance payments under the 9.5% Floor calculation for loans that were transferred as security for new debt obligations ("refunded bonds") after the prior tax-exempt obligation was retired. The OIG recommended that the Chief Operating Officer for Federal Student Aid of the Department calculate and require repayment by NMEAF of the special allowance payments described in the NMEAF Audit Report. However, as discussed below, the Department has subsequently determined that NMEAF complied with applicable laws, regulations, and Department guidance with respect to such special allowance payments.

In June 2005, the Company was contacted by the OIG to schedule an audit of the portion of its student loan portfolio receiving 9.5% Floor special allowance payments. The Company is fully cooperating with the OIG in connection with this audit. The Company also understands that the Department, as part of a nationwide project, is separately conducting a review of lenders related to student loans financed with the proceeds of tax-exempt bonds that are eligible for the 9.5% Floor. On June 30, 2005, the Company provided information to the Department that it requested as part of this project.

On July 8, 2005, the Secretary of the Department announced that the Department had completed its review of the NMEAF Audit Report and determined that NMEAF complied with applicable laws, regulations, and Department guidance with respect to NMEAF's receipt of 9.5% Floor special allowance payments discussed in the NMEAF Audit Report and effectively indicated it disagreed with the OIG's conclusions.

Although retroactive changes to the Higher Education Act are extremely uncommon, if Congress were to enact legislation that applied retroactively to remove FFELP loans that have been refinanced with proceeds of taxable obligations from eligibility for the 9.5% Floor, and if such legislation were to withstand legal challenge, it could have a material adverse effect upon the Company's financial condition and results of operations. Of the $3.2 billion in loans held by the Company as of June 30, 2005 that are receiving 9.5% Floor payments, approximately $2.9 billion in loans were financed prior to September 30, 2004 with proceeds of tax-exempt obligations issued prior to October 1, 1993 and then subsequently refinanced with the proceeds of taxable obligations.

The guidance issued by the Department has indicated that receipt of the 9.5% Floor income on loans such as those held by the Company is permissible under current law and previous interpretations thereof. However, the Company cannot predict whether the Department will maintain its position in the future on the permissibility of the 9.5% Floor. Costs, if any, associated with an adverse outcome of an OIG audit or resolution of findings or recommendations arising out of an OIG audit and/or a potential Department review or legislation which would retroactively remove eligibility for the 9.5% Floor could adversely affect the Company's financial condition and results of operations. However, it is the opinion of the Company's management, based on information currently known, that any adverse outcome or resolution of findings or recommendations arising out of an OIG audit and/or a potential Department review or legislation which would retroactively remove eligibility for the 9.5% Floor would not have a material adverse effect on the Company's operations.

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

The Company relies upon conduit warehouse loan financing vehicles to support its funding needs on a short-term basis. There can be no assurance that the Company will be able to maintain such warehouse financing in the future. As of June 30, 2005, the Company had a student loan warehousing capacity of $4.4 billion, of which $2.4 billion was outstanding, through 364-day commercial paper conduit programs. These conduit programs mature in 2006 through 2009; however, they must be renewed annually by underlying liquidity providers and may be terminated at any time for cause. There can be no assurance the Company will be able to maintain such conduit facilities, find alternative funding, or increase the commitment level of such facilities, if necessary. While the Company's conduit facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future. The Company has two general operating lines of credit that are for terms of less than one year each, are renewable at the option of the lenders, and may be terminated at any time for cause. In addition, the Company has a credit facility agreement with a Canadian financial institution that is cancelable by either party upon notice.

The Company has historically relied upon, and expects to continue to rely upon, asset-backed securitizations as its most significant source of funding for student loans on a long-term basis. As of June 30, 2005, $13.9 billion of the Company's student loans were funded by long-term asset-backed securitizations. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. In addition, some of the residual interests in these securitizations have been pledged to secure additional bond obligations. The Company's rights to cash flow from securitized student loans are subordinate to bondholder interests, and these loans may fail to generate any cash flow beyond what is due to pay bondholders.

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

CREDIT RISK

As of June 30, 2005, 99% of the Company's student loan portfolio was comprised of federally insured loans. These loans currently benefit from a federal guarantee of between 98% and 100% of their principal balance and accrued interest.

Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company was not subject to the 2% risk sharing on eligible claims submitted during a 12-month period. The Company is entitled to receive this benefit as long as it and/or those of its service providers that are designated as Exceptional Performers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. In addition, service providers must submit their application for redesignation as an Exceptional Performer with the Department on an annual basis.

In June 2005, the Company submitted its application for Exceptional Performer redesignation to the Department. The Department has 60 days to redesignate or deny the Company's application. Until that time, the Company continues to receive the benefit of the Exceptional Performer designation. It is the opinion of the Company's management, based on information currently known, that there is no reason to believe the Company's application will be rejected.

The Company bears full risk of losses experienced with respect to the unguaranteed portion of its federally insured loans (those loans not serviced by a service provider designated as an Exceptional Performer). If the Company or a third party service provider were to lose its Exceptional Performer designation, either by the Department discontinuing the program or the Company or third party not meeting the required servicing standards, loans serviced by the Company or third-party would become subject to the 2% risk sharing loss for all claims submitted after any loss of the Exceptional Performer designation. If the Department discontinued the program, the Company would have to establish a provision for loan losses related to the 2% risk sharing. Based on the balance of federally insured loans outstanding as of June 30, 2005, this provision would be approximately $10.6 million. In addition, one of the proposed changes to the Higher Education Act is a decrease in insurance and reinsurance (i) under the Exceptional Performer designation from 100% to 98% and (ii) on portfolios not subject to the Exceptional Performer designation from 98% to 96%, each of principal and accrued interest. If the insurance and reinsurance decrease during reauthorization, the Company would have to establish a provision for loan losses related to the new risk sharing amounts. This provision would be recognized by the Company upon the effective date of the new provisions of the Higher Education Act, which is estimated to be October 1, 2006.

Losses on the Company's non-federally insured loans are borne by the Company, with the exception of certain privately insured loans. Privately insured loans constitute a minority of the Company's non-federally insured loan portfolio. The loan loss pattern on the Company's non-federally insured loan portfolio is not as developed as that on its federally insured loan portfolio. As of June 30, 2005, the aggregate principal balance of non-federally insured loans comprised 1% of the Company's entire student loan portfolio; however, it is expected to increase to between 3% and 5% over the next three to five years. There can be no assurance that this percentage will not increase further over the long term. The performance of student loans in the portfolio is affected by the economy, and a prolonged economic downturn may have an adverse effect on the credit performance of these loans.

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

The Company has the ability to cure servicing deficiencies and the Company's historical losses in this area have been minimal. However, the Company's loan servicing and guarantee servicing activities are highly dependent on its information systems, and the Company faces the risk of business disruption should there be extended failures of its systems. The Company has well-developed and tested business recovery plans to mitigate this risk. The Company also manages operational risk through its risk management and internal control processes covering its product and service offerings. These internal control processes are documented and tested regularly.

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

The Company's student loan origination and lending activities could be significantly impacted by the reauthorization of the Higher Education Act relative to the single holder rule. For example, if the single holder rule, which generally restricts a competitor from consolidating loans away from a holder that owns all of a borrower's loans, were abolished, a substantial portion of the Company's non-consolidated portfolio would be at risk of being consolidated away by a competitor. On the other hand, abolition of the rule would also open up a portion of the rest of the market and provide the Company with the potential to gain market share. Other potential changes to the Higher Education Act relating to consolidation loans that could adversely impact the Company include allowing refinancing of consolidation loans, which would open approximately 59% of the Company's portfolio to such refinancing, and increasing origination fees paid by lenders in connection with making consolidation loans.

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

In the FFEL Program market, the Company faces significant competition from SLM Corporation, the parent company of Sallie Mae. SLM Corporation services nearly half of all outstanding federally insured loans and is the largest holder of student loans. The Company also faces competition from other existing lenders and servicers. As the Company expands its student loan origination and acquisition activities, that expansion may result in increased competition with some of its servicing customers. This has in the past occasionally resulted in servicing customers terminating their contractual relationships with the Company, and the Company could in the future lose more servicing customers as a result. As the Company seeks to further expand its business, the Company will face numerous other competitors, many of which will be well established in the markets the Company seeks to penetrate. Some of the Company's competitors are much larger than the Company, have better name recognition, and have greater financial and other resources. In addition, several competitors have large market capitalizations or cash reserves and are better positioned to acquire companies or portfolios in order to gain market share. Furthermore, many of the institutions with which the Company competes have significantly more equity relative to their asset bases. Consequently, such competitors may have more flexibility to address the risks inherent in the student loan business. Finally, some of the Company's competitors are tax-exempt organizations that do not pay federal or state income taxes and which generally receive floor income on certain tax-exempt obligations on a greater percentage of their student loan portfolio than the Company because they have financed a greater percentage of their student loans with tax-exempt obligations issued prior to October 1, 1993. These factors could give the Company's competitors a strategic advantage.

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

In addition, as of June 30, 2005, third parties owned approximately 52% of the loans the Company serviced. To the extent that third-party servicing clients reduce the volume of student loans that the Company processes on their behalf, the Company's income would be reduced, and, to the extent the related costs could not be reduced correspondingly, net income could be materially adversely affected. Such volume reductions occur for a variety of reasons, including if third-party servicing clients commence or increase internal servicing activities, shift volume to another service provider, perhaps because such other service provider does not compete with the client in student loan originations and acquisitions, or exit the FFEL Program completely.

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

The business of servicing Canadian student loans by EDULINX is limited to a small group of servicing customers and the agreement with the largest of such customers is currently scheduled to expire in February 2006. EDULINX cannot guarantee that it will obtain a renewal of the servicing agreement with this largest customer or that it will maintain its other servicing agreements and the termination of any such servicing agreements could result in an adverse effect on its business.

PREPAYMENT RISK

Pursuant to the Higher Education Act, borrowers may voluntarily prepay loans made under the FFEL Program at any time in full or in part. Prepayments may also result from consolidating student loans, which tends to occur more frequently in low interest rate environments, and from borrower defaults, which will result in the receipt of a guarantee payment. The rate of prepayments of student loans may be influenced by a variety of economic, social, and other factors affecting borrowers, including interest rates and the availability of alternative financing. The Company's profits could be adversely affected by higher prepayments, which would reduce the amount of interest the Company receives and expose the Company to reinvestment risk.

CRITICAL ACCOUNTING POLICIES

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the consolidated financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

Effective June 1, 2004, the Company was designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company received 100% reimbursement on all eligible FFELP default claims submitted for reimbursement during the 12-month period following the effective date of its designation. The Company was not subject to the 2% risk sharing on eligible claims submitted during this 12-month period. Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are eligible for the 100% reimbursement.

In June 2005, the Company submitted its application for Exceptional Performer redesignation to the Department. The Department has 60 days to redesignate the Company as an Exceptional Performer or deny the Company's application. Until that time, the Company continues to receive the benefit of the Exceptional Performer designation. It is the opinion of the Company's management, based on information currently known, that there is no reason to believe the Company's application should be rejected.

As of June 30, 2005, more than 99% of the Company's federally insured loans were serviced by providers designated as Exceptional Performers. Of this portion, the Company serviced approximately 92% and third parties serviced approximately 8%. The Company is entitled to receive the 100% reimbursement benefit as long as it and/or its service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis and service providers must apply for redesignation annually as discussed previously.

Pursuant to the terms of the Higher Education Act, the FFEL Program is periodically amended, and the Higher Education Act is generally reauthorized by Congress every five to six years in order to prevent sunset of that Act. The current provisions of the Higher Education Act are scheduled to expire on September 30, 2005. Historically, the United States Congress makes changes to the provisions of the Higher Education Act during the reauthorization process. One of the changes to the Higher Education Act that is included in the reauthorization proposal is changes to the guarantee rates and terms on FFELP loans, including proposals for a decrease in insurance and reinsurance on portfolios receiving the benefit of Exceptional Performance designation by up to 2%, from 100% to 98% of principal and accrued interest, and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by up to 2%, from 98% to 96% of principal and accrued interest. If the insurance and reinsurance decrease during reauthorization, the Company would have to establish a provision for loan losses related to the new risk sharing amounts. This provision would be recognized by the Company upon the effective date of the new provisions of the Higher Education Act, which is estimated to be October 1, 2006. See "- Risks - Political/Regulatory Risk."

In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, months in repayment, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. The Company charges off the uninsured loan when the collection of principal and interest is 120 days past due.

The allowance for federally insured and non-federally insured loans is maintained at a level management believes is adequate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective because it requires estimates that may be susceptible to significant changes.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, REPORTING ACCOUNTING CHANGES AND ERROR CORRECTIONS ("SFAS No. 154"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. SFAS No. 154's retrospective application requirement replaces Accounting Principles Board Opinion 20's requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. If the cumulative effect of the change in accounting principle can be determined, but it is impracticable to determine the specific effects of an accounting change on one or more prior periods presented, the change in accounting policy will have to be applied to balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, with a corresponding adjustment made to the opening balance of retained earnings or other components of equity (e.g., accumulated other comprehensive income) for that period. If it is impracticable to determine the cumulative effect of applying a change in accounting principle, the new accounting principle is to be applied prospectively from the earliest date practicable. If retrospective application for all prior periods is impracticable, the method used to report the change and the reason that retrospective application is impracticable are to be disclosed. The requirements of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. As of the filing of this report, management believes that SFAS No. 154 will not have a significant effect on the financial position, results of operations, and cash flows of the Company.

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

                                      AS OF JUNE 30, 2005         AS OF DECEMBER 31, 2004
                                   --------------------------   --------------------------
                                      DOLLARS       PERCENT        DOLLARS        PERCENT
                                   --------------   ---------   ---------------   --------
                                                  (DOLLARS IN THOUSANDS)

Fixed-rate loan assets............$   5,151,206        33.3 %    $  5,559,748       41.8 %
Variable-rate loan assets.........   10,318,483        66.7         7,739,346       58.2
                                   --------------   ---------   ---------------   --------
   Total..........................$  15,469,689       100.0 %    $ 13,299,094      100.0 %
                                   ==============   =========   ===============   ========

Fixed-rate debt instruments.......$      899,585        5.4 %       $ 712,641        5.0 %
Variable-rate debt instruments....    15,680,493       94.6        13,587,965       95.0
                                   --------------   ---------   ---------------   --------
   Total..........................$   16,580,078      100.0 %    $ 14,300,606      100.0 %
                                   ==============   =========   ===============   ========

The following table shows the Company's student loan assets currently earning at a fixed-rate as of June 30, 2005:

                      BORROWER/      ESTIMATED
                       LENDER        VARIABLE        CURRENT
    FIXED INTEREST    WEIGHTED      CONVERSION      BALANCE OF
     RATE RANGE     AVERAGE YIELD    RATE (a)   FIXED RATE ASSETS
    -------------- --------------  -----------  -------------------
                                              (DOLLARS IN THOUSANDS)
      6.0 - 6.5%        6.21%          3.57%           $   301,896
      6.5 - 7.0         6.71           4.07                358,384
      7.0 - 8.0         7.51           4.87                319,006
        > 8.0           8.55           5.91                958,382
    9.5 floor yield     9.50           6.86              3,213,538
                                                 ------------------
                                                       $ 5,151,206
                                                 ==================

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

The Company attempts to match the interest rate characteristics of pools of loan assets with debt instruments of substantially similar characteristics, particularly in rising interest rate environments. Due to the variability in duration of the Company's assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. The Company has adopted a policy of periodically reviewing the relationship between the interest rate characteristics of its assets and liabilities and the Company's outlook as to current and future market conditions. Based on those factors, the Company will periodically use derivative instruments as part of its overall risk management strategy to manage risk arising from its fixed-rate and variable-rate financial instruments.

The following table summarizes the notional values and fair values of the Company's outstanding derivative instruments as of June 30, 2005:


                                        NOTIONAL AMOUNTS BY PRODUCT TYPE
                               --------------------------------------------------   WEIGHTED
                                                                                  AVERAGE FIXED
                                 FIXED/                  FLOATING/                  RATE ON
                                FLOATING       BASIS       FIXED                 FIXED/FLOATING
             MATURITY           SWAPS (a)    SWAPS (b)   SWAPS (c)     TOTAL          SWAPS
----------------------------- ------------   --------  ------------- ----------  ---------------
                                                         (DOLLARS IN MILLIONS)
2005                              $ 1,187     $ 1,000      $ 1,010     $ 3,197        2.20 %
2006                                  613         500           --       1,113        2.99
2007                                  512          --           --         512        3.42
2008                                  463          --           --         463        3.76
2009                                  312          --           --         312        4.01
2010 and thereafter                 1,938          --           --       1,938        4.29
                               ----------- ----------  ------------  ----------  ------------
  Total                          $  5,025     $ 1,500      $ 1,010    $  7,535        3.48
                               =========== ==========  ============  ==========  ============
Fair value (d) (in thousands)    $ (1,897)    $ (971)      $ (820)    $ (3,688)
                               =========== ==========  ============  ==========

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

The Company accounts for its derivative instruments in accordance with SFAS No.
133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the majority of the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company's operating results. Changes or shifts in the forward yield curve can significantly impact the valuation of the Company's derivatives. Accordingly, changes or shifts to the forward yield curve will impact the financial position, results of operations, and cash flows of the Company. As of June 30, 2005, the Company accounted for one interest rate swap with a notional amount of $150 million as a cash flow hedge in accordance with SFAS No. 133. Gains and losses on the effective portion of this qualifying hedge are accumulated in other comprehensive income and reclassified to current period earnings over the period in which the stated hedged transactions impact earnings. Ineffectiveness is recorded to earnings through interest expense.

The following is a summary of the amounts included in derivative market value adjustment and net settlements on the consolidated statements of operations related to those derivative instruments that do not qualify for hedge accounting:

                                                THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                --------------------------   -------------------------
                                                   2005          2004           2005          2004
                                                ------------  ------------   -----------   -----------
                                                 (DOLLARS IN THOUSANDS)

Change in fair value of derivative instruments... $  (51,372)   $ 3,075        $  8,918     $    548
Settlements, net.................................     (6,001)    (1,718)        (16,087)      (2,932)
                                                ------------  ------------   -----------   -----------

Derivative market value adjustment and
  net settlements                                 $ (57,373)    $ 1,357       $  (7,169)    $ (2,384)
                                                ============  ============   ===========   ===========

The increase in the derivative market value adjustment and net settlements during the three and six months ended June 30, 2005, in addition to the changes in interest rates and fluctuations in the forward yield curve, is the result of the Company entering into $3.7 billion in notional amount of derivatives in July 2004.

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

                                                                      THREE MONTHS ENDED JUNE 30, 2005
                                                  -----------------------------------------------------------------------------
                                                  CHANGE FROM DECREASE OF    CHANGE FROM INCREASE OF   CHANGE FROM INCREASE OF
                                                     100 BASIS POINTS           100 BASIS POINTS           200 BASIS POINTS
                                                  ------------------------   -----------------------   ------------------------
                                                    Dollar      Percent        Dollar      Percent       Dollar       Percent
                                                  -----------  -----------   -----------  ----------   ------------  ----------
                                                                  (dollars in thousands, except share data)
Effect on earnings:
     Increase (decrease) in pre-tax net income
          before impact of derivative settlements..$  10,789      305.8 %    $   (9,745)     (276.2)%   $  (17,495)      (495.9)%
     Impact of derivative settlements..............  (10,394)    (294.6)         10,394       294.6         20,787        589.2
                                                  -----------  -----------   -----------  ----------   ------------  ----------
     Increase in net income before taxes...........$     395       11.2 %    $      649        18.4 %   $    3,292         93.3 %
                                                  ===========  ===========   ===========  ==========   ============  ==========
     Increase in basic and diluted
         earning per share........................ $       -                 $     0.01                 $     0.04
                                                  ===========                ===========               ============

                                                                       THREE MONTHS ENDED JUNE 30, 2004
                                                  -----------------------------------------------------------------------------
                                                  CHANGE FROM DECREASE OF    CHANGE FROM INCREASE OF   CHANGE FROM INCREASE OF
                                                     100 BASIS POINTS           100 BASIS POINTS           200 BASIS POINTS
                                                  ------------------------   -----------------------   ------------------------
                                                    Dollar      Percent        Dollar      Percent       Dollar       Percent
                                                  -----------  -----------   -----------  ----------   ------------  ----------
                                                                   (dollars in thousands, except share data)
Effect on earnings:
     Increase (decrease) in pre-tax net income
         before impact of derivative settlements...$  22,235       16.5 %    $   (4,461)       (3.3)%   $   (8,034)        (6.0)%
     Impact of derivative settlements..............  (18,804)     (14.0)         15,706        11.7         32,962         24.5
                                                  -----------  -----------   -----------  ----------   ------------  ----------
      Increase in net income before taxes..........$   3,431        2.5 %    $   11,245         8.4 %   $   24,928         18.5 %
                                                  ===========  ===========   ===========  ==========   ============  ==========
     Increase in basic and diluted
         earning per share.........................$    0.04                 $     0.13                 $     0.29
                                                  ===========                ===========               ============


                                                                       SIX MONTHS ENDED JUNE 30, 2005
                                                  -----------------------------------------------------------------------------
                                                  CHANGE FROM DECREASE OF    CHANGE FROM INCREASE OF   CHANGE FROM INCREASE OF
                                                     100 BASIS POINTS           100 BASIS POINTS           200 BASIS POINTS
                                                  ------------------------   -----------------------   ------------------------
                                                    Dollar      Percent        Dollar      Percent       Dollar       Percent
                                                  -----------  -----------   -----------  ----------   ------------  ----------
                                                                   (dollars in thousands, except share data)
Effect on earnings:
     Increase (decrease) in pre-tax net income
         before impact of derivative settlements...$  20,616       19.8 %    $  (18,765)      (18.0)%   $  (33,135)       (31.8)%
     Impact of derivative settlements..............  (20,294)     (19.5)         20,294        19.5         40,587         39.0
                                                  -----------  -----------   -----------  ----------   ------------  ----------
     Increase in net income before taxes...........$     322        0.3 %    $    1,529         1.5 %   $    7,452          7.2 %
                                                  ===========  ===========   ===========  ==========   ============  ==========
     Increase in basic and diluted
         earning per share........................ $       -                 $     0.02                 $     0.09
                                                  ===========                ===========               ============

                                                                        SIX MONTHS ENDED JUNE 30, 2004
                                                  -----------------------------------------------------------------------------
                                                  CHANGE FROM DECREASE OF    CHANGE FROM INCREASE OF   CHANGE FROM INCREASE OF
                                                     100 BASIS POINTS           100 BASIS POINTS           200 BASIS POINTS
                                                  ------------------------   -----------------------   ------------------------
                                                    Dollar      Percent        Dollar      Percent       Dollar       Percent
                                                  -----------  -----------   -----------  ----------   ------------  ----------
                                                                   (dollars in thousands, except share data)
Effect on earnings:
     Increase (decrease) in pre-tax net income
         before impact of derivative settlements...$  44,101       29.6 %    $   (7,468)       (5.0)%   $  (12,714)        (8.5)%
     Impact of derivative settlements..............  (35,871)     (24.1)         28,892        19.4         61,274         41.1
                                                  -----------  -----------   -----------  ----------   ------------  ----------
     Increase in net income before taxes...........$   8,230        5.5 %    $   21,424        14.4 %   $   48,560         32.6 %
                                                  ===========  ===========   ===========  ==========   ============  ==========
     Increase in basic and diluted
         earning per share.........................$    0.10                 $     0.25                 $     0.56
                                                  ===========                ===========               ============

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

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under supervision and with the participation of certain members of the Company's management, including the co-chief executive officers and the chief financial officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Company's co-chief executive officers and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this Quarterly Report on Form 10-Q as it relates to the Company and its consolidated subsidiaries.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters principally consist of claims by borrowers disputing the manner in which their loans have been processed and disputes with other business entities. On the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company's management that the disposition or ultimate determination of these claims, lawsuits, and proceedings will not have a material adverse effect on the Company's business, financial position, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on May 26, 2005, the following proposals were approved by the margins indicated:

        1. To elect nine directors to serve on the Company's Board of Directors for one-year terms or until their successors are elected and qualified.

                                                 NUMBER OF SHARES
                                         ---------------------------------
                                           VOTES FOR       VOTES WITHHELD
                                         ---------------  ----------------
                 James P. Abel............. 170,633,329        2,297,092
                 Don R. Bouc............... 171,064,732        1,865,689
                 Stephen F. Butterfield.... 171,064,997        1,865,424
                 Michael S. Dunlap......... 171,064,597        1,865,824
                 Thomas E. Henning......... 171,664,940        1,265,481
                 Arturo R. Moreno.......... 167,597,865        5,332,556
                 Brian J. O'Connor......... 171,665,840        1,264,581
                 Michael D. Reardon........ 171,665,120        1,265,301
                 James H. Van Horn......... 170,903,321        2,027,100


        2. To ratify the appointment of KPMG LLP as independent auditors for 2005.

                                NUMBER OF SHARES
                ------------------------------------------------
                   VOTES FOR      VOTES AGAINST       ABSTAIN
                --------------- ------------------  ------------
                   172,242,002        163,820         524,599

ITEM 6.  EXHIBITS

        4.1 Indenture of Trust dated as of July 1, 2005, between Nelnet Student Loan Trust 2005-3 and Zions First National Bank, as trustee and as eligible lender trustee, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2005-3's Current Report on Form 8-K filed on August 1, 2005 and incorporated herein by reference.

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

                            NELNET, INC.

Date:  August 9, 2005       By: /s/ Michael S. Dunlap
                            ------------------------------------
                            Name:   Michael S. Dunlap
                            Title:  Chairman and Co-Chief Executive Officer

                            By: /s/ Stephen F. Butterfield
                            ---------------------------------------------
                            Name:   Stephen F. Butterfield
                            Title:  Vice-Chairman and Co-Chief Executive Officer


                            By: /s/ Terry J. Heimes
                            --------------------------------------------
                            Name:   Terry J. Heimes
                            Title:  Chief Financial Officer