Form 10-Q
period 2005-09-30
NELNET INC
filed 2005-11-09
CIK 1258602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
          |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM __________TO_______________ .



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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 31, 2005, there were 39,773,764 and 13,962,954 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively.

                                  NELNET, INC.
                                    FORM 10-Q
                                      INDEX
                               SEPTEMBER 30, 2005



PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements...........................................2
        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................15
        Item 3. Quantitative and Qualitative Disclosures about Market Risk....40
        Item 4. Controls and Procedures.......................................44

PART II. OTHER INFORMATION
        Item 1. Legal Proceedings.............................................44
        Item 6. Exhibits......................................................45


SIGNATURES....................................................................46

                               NELNET, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                                     As of          As of
                                                                  September 30,  December 31,
                                                                      2005           2004
                                                                  ------------- -------------
                                                                  (unaudited)
                                                                     (dollars in thousands,
                                                                      except share data)
Assets:
Student loans receivable (net of allowance for loan losses of
     $12,084 and $7,272, respectively)........................... $16,379,293     13,461,814
Cash and cash equivalents:
     Cash and cash equivalents - not held at a related party......     29,384          4,854
     Cash and cash equivalents - held at a related party..........     48,344         35,135
                                                                  ------------   ------------
Total cash and cash equivalents...................................     77,728         39,989
Restricted cash...................................................    995,836        732,066
Restricted investments............................................    156,146        281,829
Restricted cash - due to customers................................     74,551        249,070
Accrued interest receivable.......................................    315,709        251,104
Accounts receivable, net..........................................     28,638         27,156
Goodwill..........................................................     67,942          8,522
Intangible assets, net............................................     34,644         11,987
Furniture, equipment, and leasehold improvements, net.............     34,874         29,870
Other assets......................................................     84,752         66,598
Fair value of derivative instruments, net.........................     61,212            --
                                                                  ------------   ------------
     Total assets................................................ $18,311,325     15,160,005
                                                                  ============   ============

Liabilities:
Bonds and notes payable...........................................$17,418,652     14,300,606
Accrued interest payable..........................................     82,931         48,578
Fair value of derivative instruments, net.........................        --          11,895
Other liabilities.................................................    138,100         93,681
Due to customers..................................................     74,551        249,070
                                                                  ------------   ------------
     Total liabilities............................................ 17,714,234     14,703,830
                                                                  ------------   ------------
Minority interest.................................................        274            --
                                                                  ------------   ------------

Shareholders' equity:
Preferred stock, $0.01 par value.  Authorized 50,000,000 shares;
     no shares issued or outstanding..............................        --             --
Common stock:
     Class A, $0.01 par value. Authorized 600,000,000 shares;
        issued and outstanding 39,773,764 shares as
        of September 30, 2005 and 39,687,037 shares
        as of December 31, 2004...................................        398            397
     Class B, $0.01 par value.  Authorized 15,000,000 shares;
        issued and outstanding 13,962,954 shares as
        of September 30, 2005 and 13,983,454 shares
        as of December 31, 2004...................................        140            140
Additional paid-in capital........................................    210,341        207,915
Retained earnings.................................................    385,510        247,064
Unearned compensation.............................................        (62)           (77)
Accumulated other comprehensive income, net of taxes..............        490            736
                                                                  ------------   ------------
     Total shareholders' equity...................................    596,817        456,175
                                                                  ------------   ------------
Commitments and contingencies
     Total liabilities and shareholders' equity.................. $18,311,325     15,160,005
                                                                  ============   ============

See accompanying notes to consolidated financial statements.

                            NELNET, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)

                                                                   Three months ended       Nine months ended
                                                                     September 30,             September 30,
                                                                 -----------------------  ------------------------
                                                                    2005        2004         2005         2004
                                                                 -----------  ----------  -----------   ----------
                                                                   (dollars in thousands, except share data)
Interest income:
   Loan interest...............................................$     227,750     153,032      619,219      466,158
   Investment interest..........................................      11,491       4,918       26,643       11,750
                                                                 -----------  ----------  -----------   ----------
     Total interest income......................................     239,241     157,950      645,862      477,908

Interest expense:
   Interest on bonds and notes payable..........................     160,243      68,545      398,045      169,940
                                                                 -----------  ----------  -----------   ----------

     Net interest income........................................      78,998      89,405      247,817      307,968

Less provision (recovery) for loan losses.......................       1,402       2,300        5,557       (1,006)
                                                                 -----------  ----------  -----------   ----------

     Net interest income after provision (recovery)
        for loan losses.........................................      77,596      87,105      242,260      308,974
                                                                 -----------  ----------  -----------   ----------

Other income (expense):
   Loan and guarantee servicing income..........................      37,459      24,513      109,313       73,422
   Other fee-based income.......................................      10,503       1,840       22,886        5,359
   Software services income.....................................       1,951       1,849        6,759        5,521
   Other income.................................................       2,458       4,356        5,382        7,084
   Derivative market value adjustment and net settlements.......      62,420     (56,214)      55,251      (58,598)
                                                                 -----------  ----------  -----------   ----------
     Total other income (expense)...............................     114,791     (23,656)     199,591       32,788
                                                                 -----------  ----------  -----------   ----------

Operating expenses:
   Salaries and benefits........................................      44,311      25,060      123,615      101,865
   Other operating expenses:
     Depreciation and amortization..............................       5,515       4,951       14,899       14,036
     Trustee and other debt related fees........................       1,945       2,752        6,394        8,217
     Occupancy and communications...............................       4,704       2,950       13,280        9,167
     Advertising and marketing...................................      4,112       2,916       11,860        8,200
     Professional services......................................       5,627       2,672       15,979       10,026
     Postage and distribution...................................       4,288       3,059       13,673       10,127
     Other......................................................       8,433       7,142       24,502       19,272
                                                                 -----------  ----------  -----------   ----------
       Total other operating expenses...........................      34,624      26,442      100,587       79,045
                                                                 -----------  ----------  -----------   ----------

       Total operating expenses.................................      78,935      51,502      224,202      180,910
                                                                 -----------  ----------  -----------   ----------

       Income before income taxes...............................     113,452      11,947      217,649      160,852

Income tax expense..............................................      41,091       4,310       78,974       58,841
                                                                 -----------  ----------  -----------   ----------

       Income before minority interest..........................      72,361       7,637      138,675      102,011

Minority interest in net earnings of subsidiaries...............        (229)        --          (229)         --
                                                                 -----------  ----------  -----------   ----------

       Net income...............................................$     72,132       7,637      138,446      102,011
                                                                 ===========  ==========  ===========   ==========

       Earnings per share, basic and diluted....................$       1.34        0.14         2.58         1.90
                                                                 ===========  ==========  ===========   ==========

       Weighted average shares outstanding, basic and diluted...  53,734,218  53,648,788  53,709,801    53,644,056
                                                                 ===========  ==========  ===========   ==========

See accompanying notes to consolidated financial statements.

                                                                      NELNET, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                                               (unaudited)
                                                                                                                 ACCUMULATED
                                                                                                                    OTHER    TOTAL
                           PREFERRED COMMON STOCK SHARES             COMMON STOCK   ADDITIONAL           UNEARNED   COMPRE-  SHARE-
                             STOCK    ------------------ PREFERRED ---------------  PAID-IN  RETAINED    COMPEN-   HENSIVES HOLDERS'
                             SHARES   CLASS A   CLASS B    STOCK   CLASS A  CLASS B CAPITAL   EARNINGS    SATION    INCOME  EQUITY
                             ------   -------   --------   -----   -------  ------- -------   --------  ----------- ------  ------
                                                                                (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

BALANCE AS OF
JUNE 30, 2004.........          --   39,624,243 14,023,454   $ --       396    140  207,359   192,259       --        828   400,982
 Comprehensive income:
   Net income................   --          --         --      --        --    --       --      7,637       --        --      7,637
   Other comprehensive
    income, related
    to cash flow hedge,
    net of tax............      --          --         --      --        --    --       --        --        --       (234)     (234)
    Total comprehensive                                                                                                     --------
      income................                                                                                                  7,403
Issuance of common stock....    --       14,363        --      --         1    --       326       --        (97)      --        230
Conversion of common stock..    --       40,000    (40,000)    --        --    --       --        --        --        --        --
                             ------  ---------- ----------- ------     ----- ------ -------- --------    -------  --------  --------
BALANCE AS OF
SEPTEMBER 30, 2004..........    --   39,678,606 13,983,454   $ --       397    140  207,685   199,896       (97)      594   408,615
                             ======  ========== =========== ======     ===== ====== =======  ========    =======  ========  ========

BALANCE AS OF
JUNE 30, 2005...............    --   39,763,193 13,962,954   $ --       398    140  209,949   313,378       (53)     (142)  523,670
 Comprehensive income:
   Net income..............     --          --         --      --        --    --       --     72,132       --         --    72,132
   Other comprehensive loss:
    Cash flow hedge,
      net of tax...........     --          --         --      --        --    --       --        --        --       (296)     (296)
    Foreign currency
      translation..........     --          --         --      --        --    --       --        --        --        928       928
    Total comprehensive                                                                                                     --------
       income..............                                                                                                  72,764
 Issuance of common stock..     --       10,571        --      --        --    --       392       --         (9)      --        383
                             ------  ---------- ----------- ------     ----- ------ -------  --------    -------  --------  --------
BALANCE AS OF
SEPTEMBER 30, 2005.........     --   39,773,764 13,962,954   $ --       398    140  210,341   385,510       (62)      490   596,817
                             ======  ========== =========== ======     ===== ====== =======  ========    =======  ========  ========

BALANCE AS OF
DECEMBER 31, 2003..........     --   39,601,834 14,023,454   $ --       396    140  206,831    97,885       --        237   305,489
 Comprehensive income:
   Net income..............     --          --         --      --        --    --       --    102,011       --        --    102,011
   Other comprehensive
    income,  related to
    cash flow hedge,
    net of tax.............     --          --         --      --        --    --       --        --        --        357       357
    Total comprehensive                                                                                                     --------
     income................                                                                                                  102,368
 Issuance of common stock..     --       36,772        --      --         1    --       854       --        (97)      --        758
Conversion of common stock.     --       40,000    (40,000)    --        --    --        --       --        --        --        --
                             ------  ---------- ----------- ------     ----- ------ -------  --------    -------  --------  --------
BALANCE AS OF
SEPTEMBER 30, 2004.........     --   39,678,606 13,983,454   $ --       397    140  207,685   199,896       (97)      594   408,615
                             ======  ========== =========== ======     ===== ====== =======  ========    =======  ========  ========

BALANCE AS OF
DECEMBER 31, 2004..........     --   39,687,037 13,983,454   $ --       397    140  207,915   247,064       (77)      736   456,175
 Comprehensive income:
   Net income..............     --          --         --      --        --    --       --    138,446       --         --   138,446
   Other comprehensive
     income:
    Cash flow hedge,
      net of tax...........     --          --         --      --        --    --       --        --        --       (736)     (736
    Foreign currency
      translation..........     --          --         --      --        --    --       --        --        --        490       490
     Total comprehensive                                                                                                    --------
       income..............                                                                                                 138,200
 Issuance of common stock..     --       66,227        --      --         1    --     2,426       --         15       --      2,442
 Conversion of common stock     --       20,500    (20,500)    --        --    --       --        --        --        --        --
                             ------  ---------- ----------- ------     ----- ------ -------  --------    -------  --------  --------
BALANCE AS OF
SEPTEMBER 30, 2005.........     --   39,773,764 13,962,954   $ --       398    140  210,341  385,510       (62)       490   596,817
                             ======  ========== =========== ======     ===== ====== =======  ========    =======  ========  ========


See accompanying notes to consolidated financial statements.

                                    NELNET, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)
                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                    2005             2004
                                                                --------------   --------------
                                                                   (DOLLARS IN THOUSANDS)

Net income......................................................   138,446          102,011
Adjustments to reconcile net income to net cash
  provided by operating activities, net
  of business acquisitions:
     Depreciation and amortization, including
       loan premiums and deferred origination costs.............    72,991           72,601
     Derivative market value adjustment.........................   (74,300)          39,209
     Ineffectiveness of cash flow hedge.........................        28               64
     Non-cash compensation expense..............................     1,728              610
     Income from equity method investments......................    (1,068)            (598)
     Minority interest in net earnings of subsidiaries..........       229              --
     Gain on sale of fixed asset................................       --            (3,037)
     Deferred income tax expense (benefit)......................    36,305           (2,740)
     Provision (recovery) for loan losses.......................     5,557           (1,006)
     Increase in accrued interest receivable....................   (64,605)         (49,655)
     Decrease in accounts receivable............................       300            3,117
     (Increase) decrease in other assets........................    (2,420)          20,728
     Increase in accrued interest payable.......................    34,353            9,658
     Decrease in other liabilities..............................    (6,807)         (21,624)
                                                                ------------      ----------
          Net cash provided by operating activities.............   140,737          169,338
                                                                ------------      -----------
Cash flows from investing activities,
net of business acquisitions:
     Originations, purchases, and consolidations
        of student loans, including loan premiums
        and deferred origination costs..........................(3,050,807)      (2,600,335)
     Purchases of student loans, including loan premiums,
        from a related party....................................(1,022,700)        (496,450)
     Net proceeds from student loan principal payments.......... 1,098,101          848,374
     Proceeds from sale of fixed asset..........................       --             3,573
     Net purchases of furniture, equipment, and
        leasehold improvements..................................   (14,154)         (14,292)
     (Increase) decrease in restricted cash.....................  (263,770)         146,884
     Purchases of restricted investments........................  (640,384)        (735,335)
     Proceeds from maturities of restricted investments.........   766,067          644,309
     Purchase of equity method investments......................       --           (10,110)
     Purchase of loan origination rights........................      (260)          (7,899)
     Business acquisitions, net of cash acquired................   (78,612)         (10,829)
     Distributions from equity method investments...............       625              --
                                                                ------------    ------------
          Net cash used in investing activities.................(3,205,894)      (2,232,110)
                                                                ------------    ------------
Cash flows from financing activities:
     Payments on bonds and notes payable........................(1,767,330)      (3,479,226)
     Proceeds from issuance of bonds and notes payable.......... 4,885,400        5,403,576
     Payments of debt issuance costs............................   (16,184)         (14,954)
     Proceeds from issuance of common stock.....................       714              148
                                                                ------------    ------------
          Net cash provided by financing activities............. 3,102,600        1,909,544
                                                                ------------    ------------
Effect of exchange rate fluctuations on cash....................       296             --
                                                                ------------    ------------
          Net increase (decrease) in cash and cash equivalents..    37,739         (153,228)

Cash and cash equivalents, beginning of period..................    39,989          198,423
                                                                ------------    ------------
Cash and cash equivalents, end of period.......................$    77,728           45,195
                                                                ============   =============
Supplemental disclosures of cash flow information:
     Interest paid.............................................$   354,090          151,856
                                                                ============   =============
     Income taxes paid, net of refunds.........................$    47,589           43,975
                                                                ============   =============

See accompanying notes to consolidated financial statements.


                          NELNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (INFORMATION AS OF SEPTEMBER 30, 2005 AND FOR THE THREE AND NINE MONTHS ENDED
                    SEPTEMBER 30, 2005 AND 2004 IS UNAUDITED)


1.      BASIS OF FINANCIAL REPORTING

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the "Company") as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2004 and, in the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain amounts from 2004 have been reclassified to conform to the current period presentation.

2.    STUDENT LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Student loans receivable as of September 30, 2005 and December 31, 2004 consisted of the following:

                                                              AS OF          AS OF
                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               2005           2004
                                                           -------------  -------------
                                                               (DOLLARS IN THOUSANDS)
Federally insured loans..................................  $ 16,088,801     13,208,689
Non-federally insured loans..............................        96,920         90,405
                                                           -------------  -------------
                                                             16,185,721     13,299,094
Unamortized loan premiums and deferred origination costs..      205,656        169,992
Allowance for loan losses - federally insured loans.......          (98)          (117)
Allowance for loan losses - non-federally insured loans...      (11,986)        (7,155)
                                                           -------------  -------------
                                                           $ 16,379,293     13,461,814
                                                           =============  =============

Federally insured allowance as a percentage of
  ending balance of federally insured loans...............         0.00%          0.00%
Non-federally insured allowance as a percentage
  of ending balance of non-federally insured loans........        12.37%          7.91%
Total allowance as a percentage of ending balance
  of total loans..........................................         0.07%          0.05%

A portion of the Company's Federal Family Education Loan Program ("FFELP" or "FFEL Program") loan portfolio is comprised of loans financed prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993. Based upon provisions of the Higher Education Act of 1965, as amended (the "Higher Education Act"), and related interpretations by the U.S. Department of Education (the "Department"), the Company is entitled to receive special allowance payments on these loans equal to a 9.5% minimum rate of return. In May 2003, the Company sought confirmation from the Department regarding the treatment and recognition of special allowance payments as income based on the 9.5% minimum rate of return. Pending satisfactory resolution of this issue with the Department, the Company deferred recognition of the interest income that was generated by these loans in excess of income based upon the standard special allowance rate. In June 2004, after consideration of certain clarifying information received in connection with the guidance it had sought, including written and verbal communications with the Department, the Company concluded that the earnings process had been completed related to the special allowance payments on these loans and recognized $124.3 million of interest income. As of December 31, 2003, the amount of deferred excess interest income on these loans was $42.9 million.

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

In September 2005, the Company was re-designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFELP default claims submitted for reimbursement during a 12-month period (June 1, 2005 through May 31, 2006). The Company is not subject to the 2% risk sharing on eligible claims submitted during this 12-month period. Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are eligible for the 100% reimbursement. The Company is entitled to receive this benefit as long as it and/or its service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. In addition, service providers must apply for redesignation as an Exceptional Performer with the Department on an annual basis. The Company first earned its Exceptional Performer designation effective June 1, 2004.

As of September 30, 2005, more than 99% of the Company's federally insured loans were serviced by providers designated as Exceptional Performers. Of this portion, the Company serviced approximately 93% and third parties serviced approximately 7%. If the Company or a third party servicer were to lose its Exceptional Performer designation, either by the Department discontinuing the program or the Company or third party servicer not meeting the required servicing standards or failing to get re-designated during the annual application process, loans serviced by the Company or such third party would become subject to the 2% risk sharing for all claims submitted after loss of the designation.

Pursuant to the terms of the Higher Education Act, the FFEL Program is periodically amended, and the Higher Education Act is generally reauthorized by Congress every five to six years in order to prevent sunset of that Act. The current provisions of the Higher Education Act are scheduled to expire on December 31, 2005. Historically, the United States Congress makes changes to the provisions of the Higher Education Act during the reauthorization process. One of the changes to the Higher Education Act that is included in the House's reauthorization proposal is to the guarantee rates on FFELP loans, including proposals for a decrease in insurance and reinsurance on portfolios receiving the benefit of Exceptional Performance designation by up to 2%, from 100% to 98% of principal and accrued interest, and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by up to 2%, from 98% to 96% of principal and accrued interest. The Senate's reauthorization proposal includes a provision to end the Exceptional Performer program and to decrease the insurance and reinsurance on FFELP loans from 98% to 97% of principal and accrued interest. If the insurance and reinsurance decrease during reauthorization, the Company would have to establish a provision for loan losses related to the new risk sharing amounts. This provision would be recognized by the Company upon the effective date of the new provisions of the Higher Education Act, which is estimated to be October 1, 2006. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks - Political/Regulatory Risk."

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

3.    RELATED PARTY TRANSACTION

On February 4, 2005, the Company entered into an agreement to amend certain existing contracts with Union Bank and Trust Company ("UB&T"), an entity under common control with the Company. Under the agreement, UB&T committed to transfer to the Company substantially all of the remaining balance of UB&T's origination rights in guaranteed student loans to be originated in the future, except for student loans previously committed for sale to others. UB&T will continue to originate student loans, and such guaranteed student loans not previously committed for sale to others are to be sold by UB&T to the Company in the future. UB&T also granted to the Company exclusive rights as marketing agent for student loans on behalf of UB&T. As part of the agreement, UB&T also agreed to sell the Company a portfolio of $630.8 million in guaranteed student loans. The Company agreed to pay the outstanding principal and accrued interest with respect to the student loans purchased, together with a one-time payment to UB&T in the amount of $20.0 million. The Company allocated the consideration paid to UB&T to loan premiums except for $260,000, which was allocated to loan origination rights.

4.    ACQUISITIONS

On December 1, 2004, the Company purchased 100% of the capital stock of EDULINX Canada Corporation ("EDULINX") and its wholly owned subsidiary, Tricura Canada Inc., for $7.4 million, including $0.4 million of direct acquisition costs. An additional payment of approximately $6.3 million is to be paid by the Company if EDULINX obtains an extension or renewal of a significant customer servicing contract that currently expires in March 2006. This contingency payment is due following the date on which such extension or renewal period of the servicing contract commences. The acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

The allocation of the purchase price for EDULINX is shown below (dollars in thousands):

        Cash and cash equivalents...........................  $    --
        Accounts receivable.................................     11,273
        Intangible assets...................................      7,246
        Furniture, equipment, and leasehold improvements....      5,464
        Other assets........................................      1,180
        Excess cost over fair value of net assets acquired..      2,996
        Other liabilities...................................    (20,731)
                                                              ----------
               Total purchase price                           $   7,428
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

The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The preliminary allocation of the purchase price for SMG and NHR is shown below (dollars in thousands):

        Cash and cash equivalents............................$    157
        Accounts receivable..................................   1,212
        Intangible assets....................................  13,111
        Furniture, equipment, and leasehold improvements.....     545
        Other assets.........................................   5,355
        Excess cost over fair value of net assets acquired...  10,110
        Other liabilities....................................  (3,490)
                                                             ---------
              Total purchase price                           $ 27,000
                                                             =========
Effective June 1, 2005, the Company purchased 80% of the capital stock of FACTS Management Co. and American Card Services, Inc. (collectively, "FACTS") for $56.0 million. FACTS Management Co. and American Card Services, Inc. were entities owned under common control. FACTS provides automated tuition payment solutions, online payment processing, detailed information reporting, and data integration services to educational institutions, families, and students. In addition, FACTS provides financial needs analysis for students applying for aid in private and parochial K-12 schools. Included in the FACTS purchase agreement is a "call" option that allows the Company to purchase the remaining 20% of the capital stock of FACTS at a price as determined in the agreement. The Company can exercise this option anytime after June 1, 2008. In addition, the minority shareholder has a "put" option that if exercised requires the Company to purchase the remaining 20% of the capital stock of FACTS at a price as determined in the agreement. The put option can be exercised at anytime during the period from June 1, 2007 through June 1, 2010. The acquisition of FACTS was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the effective date of the acquisition.

The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The preliminary allocation of the purchase price for FACTS is shown below (dollars in thousands):

        Cash and cash equivalents........................... $  2,466
        Restricted cash - due to customers..................   11,034
        Accounts receivable.................................       55
        Intangible assets...................................   10,250
        Furniture, equipment, and leasehold improvements....      360
        Other assets........................................       24
        Excess cost over fair value of net assets acquired..   45,569
        Due to customers....................................  (11,034)
        Other liabilities...................................   (2,679)
        Minority interests' ownership in net assetsacquired.      (45)
                                                            ----------
              Total purchase price                          $  56,000
                                                            ==========

Effective July 1, 2005, the Company purchased 100% of the capital stock of Foresite Solutions, Inc. ("Foresite") for approximately $735,000, net of cash acquired of approximately $15,000. Approximately $668,000 of the consideration paid was allocated by the Company as excess cost over fair value of net assets acquired during the allocation of purchase price. Foresite develops complementary Web-based software applications that improve the administration of financial aid offices and work-study programs at colleges and universities. The acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

The following pro forma information presents the combined results of the Company as though the SMG, NHR, FACTS, and Foresite acquisitions occurred as of the beginning of each reporting period. The pro forma information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of the period or that may be attained in the future. In addition, the pro forma information reflects the results of operations based on the Company's preliminary allocation of purchase price.

                                         THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------   ------------------------------
                                             2005             2004             2005            2004
                                         --------------   --------------   --------------  --------------
                                              (DOLLARS IN THOUSANDS,           (DOLLARS IN THOUSANDS,
                                              EXCEPT SHARE DATA)                 EXCEPT SHARE DATA)
Net interest income......................$    78,998           89,554          248,325         308,168
Other income (expense)...................    114,791          (16,609)         212,542          59,291
Net income...............................     72,132            7,303          139,290         104,084

Weighted average shares outstanding,
   basic and diluted..................... 53,734,218       53,648,788       53,709,801      53,644,056
Earnings per share, basic and diluted....$      1.34             0.14             2.59            1.94


On October 24, 2005, the Company purchased 100% of the capital stock of LoanSTAR Funding Group, Inc. ("LoanSTAR") and servicing assets from LoanSTAR Systems, Inc. for approximately $169 million. LoanSTAR and LoanSTAR Systems, Inc. were entities owned under common control. LoanSTAR is a Texas-based secondary market and loan originator. The acquisition includes LoanSTAR's FFELP student loan portfolio of approximately $864 million and related debt, as well as LoanSTAR's sales and marketing operations. The Company will account for these acquisitions under purchase accounting and the results of operations will be included in the consolidated financial statements from the effective date of these acquisitions.

On October 25, 2005, the Company acquired approximately $2.2 billion of FFELP loans from Chela Education Financing, Inc. ("Chela") in a cash transaction for approximately $109 million over the par value of the student loan portfolio and related accrued interest. As part of this asset purchase, the Company also acquired certain servicing and origination assets and the rights to the Chela brand. The portfolio of student loans and related accrued interest acquired by the Company were financed through existing student loan warehousing facilities.

On October 31, 2005, the Company entered into an agreement to amend an existing contract with the State of Colorado, Department of Higher Education, College Access Network. College Access Network is the Colorado state-designated guarantor of FFELP student loans. Under the agreement, the Company will provide student loan servicing and guarantee operations and will assume the operational expenses and employment of approximately 140 College Access Network employees. College Access Network will pay the Company a portion of the gross servicing and guarantee fees as consideration for the Company providing these services on behalf of College Access Network. The agreement terminates November 1, 2015 and can be extended for an additional 10-year period upon mutual agreement. The Company paid $41.2 million as consideration to enter into this outsourcing contract. This payment will create an intangible asset that will be amortized over the term of the contract.

On November 8, 2005, the Company entered into an agreement with the shareholders of 5280 Solutions, Inc. and FirstMark Services LLC that provides for the Company to purchase the remaining 50% interest in these entities for total consideration of approximately $12 million. The Company currently owns 50% of each of these entities and accounts for them under the equity method of accounting. The Company intends to pay approximately 80% of the purchase price through the issuance of restricted shares of Class A common stock. The transaction is expected to close during November, with an effective date of November 1, 2005. The agreement is subject to certain regulatory approvals and closing conditions.

5.    INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of September 30, 2005 and December 31, 2004 consist of the following (dollars in thousands):

                                                                          WEIGHTED
                                                                          AVERAGE        AS OF          AS OF
                                                                           USEFUL     SEPTEMBER 30,  DECEMBER 31,
                                                                            LIFE          2005           2004
                                                                       -------------  ------------- -------------
Amortizable intangible assets:
    Covenants not to compete (net of accumulated amortization of $854)...  61 months     $ 9,809          --
    Student lists (net of accumulated amortization of $1,195)............  48 months       7,002          --
    Loan origination rights (net of accumulated amortization of $1,045
       and $395, respectively)........................................... 118 months       7,114        7,505
    Customer relationships (net of accumulated amortization of
       $933 and $61, respectively).......................................  84 months       7,493        3,716
    Servicing system software (net of accumulated amortization of
    $7,240 and $6,137, respectively).....................................  61 months         777          766
    Trade name (net of accumulated amortization of $27)..................  84 months         195          --
                                                                         -----------   ----------    ---------
          Total - amortizable intangible assets..........................  76 months      32,390       11,987
                                                                         ===========
Unamortizable intangible assets - trade names............................                  2,254         --
                                                                                       ----------    ---------
                                                                                        $ 34,644       11,987
                                                                                       ==========    =========

The Company recorded amortization expense on its intangible assets of $1.9 million and $2.3 million for the three months ended September 30, 2005 and 2004, respectively, and $4.7 million and $6.4 million for the nine months ended September 30, 2005 and 2004, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As disclosed in note 4, the Company is in the process of obtaining third party valuations of certain intangible assets, however, as of September 30, 2005 the Company estimates it will record amortization expense as follows (dollars in thousands):

                2005..............................$ 1,765
                2006..............................  6,789
                2007..............................  6,261
                2008..............................  6,167
                2009..............................  3,956
                2010 and thereafter...............  7,452
                                                 ----------
                                                  $ 32,390
                                                 ==========

The change in the carrying amount of goodwill by segment was as follows (dollars in thousands):

                                                         STUDENT LOAN                       PAYMENT
                                               ASSET    AND GUARANTEE  SOFTWARE   DIRECT   MANAGEMENT
                                            MANAGEMENT    SERVICING    SERVICES  MARKETING   SERVICES    TOTAL
                                           -----------  -------------  ---------  --------- ----------  --------
Balance as of January 1, 2005..............  $ 5,971          --          2,551       --         --      8,522

Goodwill acquired during the period........      --           --           --      10,110        --     10,110
                                           -----------  -------------- ---------- --------- ----------  --------

Balance as of March 31, 2005...............  $ 5,971          --          2,551    10,110        --     18,632

Goodwill acquired during the period........      --           --           --         --      45,569    45,569

Goodwill from prior period acquisition
allocated during the current period........      --          1,958         --         --         --      1,958

    Effect of foreign currency fluctuations      --           (320)        --         --         --       (320)
                                           ----------- --------------  ---------  --------  ---------- ---------

Balance as of June 30, 2005................  $ 5,971         1,638        2,551    10,110     45,569    65,839

Goodwill acquired during the period........      --            --           668       --         --        668

Goodwill from prior period acquisition
allocated during the current period........      --          1,358          --        --         --      1,358

    Effect of foreign currency fluctuations      --             77          --        --         --         77

                                           ----------- --------------  --------- ---------  ---------  ---------
Balance as of September 30, 2005...........   $ 5,971        3,073        3,219    10,110     45,569     67,942
                                           =========== ==============  ========= =========  =========  =========

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

On August 19, 2005, the Company entered into a credit agreement for a $500.0 million unsecured line of credit. Concurrently with entry into this agreement, the Company terminated its existing $35.0 million operating line of credit and $50.0 million commercial paper operating line of credit. The $500.0 million line of credit terminates on August 19, 2010.

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

On June 27, 2005, the Company issued 8,222 shares of its Class A common stock under the plan. These shares were issued to directors that elected to receive shares and did not defer receipt of the shares. In addition, there were directors that for 2005 elected to receive shares and defer receipt of the shares. Included in the Company's weighted average shares outstanding is 6,727 shares that will be issued to these directors upon their termination from the board of directors.

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

The following table summarizes the notional values and fair values of the Company's outstanding derivative instruments as of September 30, 2005:

                                    NOTIONAL AMOUNTS BY PRODUCT TYPE
                              ---------------------------------------------
                                  FIXED/      BASIS    FLOATING/
         MATURITY             FLOATING SWAPS  SWAPS   FIXED SWAPS   TOTAL
---------------------------   -------------- -------  ----------- ---------
                                          (DOLLARS IN MILLIONS)

2005......................          $ 600      --        800        1,400
2006......................            613     500         --        1,113
2007......................            512      --         --          512
2008......................            463      --         --          463
2009......................            312      --         --          312
2010 and thereafter.......          1,938      --         --        1,938
                              -------------- -------  ----------- --------
     Total................        $ 4,438     500        800        5,738
                              ============== =======  =========== ========

Fair value (in thousands).       $ 62,406    (320)      (874)      61,212
                              ============== =======  =========== ========

The following is a summary of the amounts included in derivative market value adjustment and net settlements on the consolidated statements of operations:

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                -------------------------  -----------------------
                                                    2005         2004         2005        2004
                                                -----------   -----------  -----------  ----------
                                                 (DOLLARS IN THOUSANDS)

Change in fair value of derivative instruments.. $ 65,382      (39,757)       74,300     (39,209)
Settlements, net................................   (2,962)     (16,457)      (19,049)    (19,389)
                                                -----------   -----------  -----------  ----------
Derivative market value adjustment and
  net settlements............................... $ 62,420      (56,214)       55,251     (58,598)
                                                ===========   ===========  ===========  ==========

9.     ACCUMULATED OTHER COMPREHENSIVE INCOME

The Company's components of accumulated other comprehensive income, net of tax, at each balance sheet date follow:


                                       FOREIGN                     ACCUMULATED
                                       CURRENCY                       OTHER
                                     TRANSLATION    CASH FLOW     COMPREHENSIVE
                                      ADJUSTMENT      HEDGE          INCOME
                                     ------------  -----------    -------------
                                                 (DOLLARS IN THOUSANDS)

Balance as of December 31, 2004...   $    --           736             736
Current period activity...........       490          (736)           (246)
                                     ------------  ------------  --------------
Balance as of September 30, 2005..   $   490           --              490
                                     ============  ============  ==============

The following table shows the components of the change in accumulated other comprehensive income, net of tax, related to one interest rate swap with a notional amount of $150.0 million, which expired in September 2005, accounted for as a cash flow hedge:

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                  ---------------------   -------------------
                                                     2005        2004        2005      2004
                                                  --------- -----------   ---------  --------
                                                             (DOLLARS IN THOUSANDS)

Balance at beginning of period..................... $  296       828         736        237

   Change in fair value of cash flow hedge.........   (304)     (255)       (753)       317
   Hedge ineffectiveness reclassified to earnings..      8        21          17         40
                                                   --------  ----------   --------  --------
      Total change in unrealized loss on derivative   (296)     (234)       (736)       357
                                                   --------  ----------   --------  --------

Balance at end of period..........................  $   --       594          --        594
                                                   ========   ==========  ========  ========

10.     SEGMENT REPORTING

The Company is a vertically integrated education finance organization that has five operating segments as defined in SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"), as follows: Asset Management, Student Loan and Guarantee Servicing, Software Services, Direct Marketing, and Payment Management Services. The addition of Direct Marketing and Payment Management Services as operating segments is a result of the Company's acquisitions of SMG, NHR, and FACTS in 2005 (see note 4). The Asset Management and Student Loan and Guarantee Servicing operating segments meet the quantitative thresholds identified in SFAS No. 131 as reportable segments and therefore the related financial data is presented below. The Software Services, Direct Marketing, and Payment Management Services operating segments do not meet the quantitative thresholds and therefore their financial data is combined and shown as "other" in the presentation below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. SMG and NHR, which constitute the Direct Marketing segment, recognize revenue when lists or products are shipped. FACTS, which constitutes the Payment Management Services segment, recognizes revenue over the period in which it provides services to its customers.

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

The Software Services segment provides software licenses and maintenance associated with student loan servicing and other software products to both the Company and third-party customers.

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

Substantially all of the Company's revenues are earned from customers in the United States except for revenue generated from servicing Canadian student loans. For the three and nine months ended September 30, 2005, the Company recognized $14.9 million and $43.3 million, respectively, from Canadian student loan servicing customers.

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

Segment data is as follows:

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------------------------------------------
                                                            2005                                          2004
                                       ------------------------------------------------ --------------------------------------------
                                                    STUDENT LOAN                                      STUDENT LOAN
                                           ASSET    AND GUARANTEE              TOTAL       ASSET     AND GUARANTEE           TOTAL
                                         MANAGEMENT   SERVICING      OTHER   SEGMENTS    MANAGEMENT     SERVICING   OTHER   SEGMENTS
                                        ----------- -------------  --------- ---------- ------------ ------------- -------- --------
                                                                             (DOLLARS IN THOUSANDS)
Net interest income....................$  80,363       1,275           555     82,193     88,910           354           3   89,267
Other income (expense).................   64,800      37,455        10,257    112,512    (54,210)       24,513       1,848  (27,849)
Intersegment revenues..................      --       29,681           716     30,397        --         23,876         925   24,801
                                       ------------ -------------  ---------  --------   ---------    ---------   --------- -------
    Total revenue......................  145,163      68,411        11,528    225,102     34,700        48,743       2,776   86,219
Provision for loan losses..............    1,402         --             --      1,402      2,300           --           --    2,300
Depreciation and amortization..........       32       1,153         1,306      2,491        334           126       1,769    2,229
Net income (loss) before taxes.........  112,823      22,432         2,946    138,201      3,902        18,719        (487)  22,134

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------------------------------------------
                                                            2005                                            2004
                                       ----------------------------------------------- ---------------------------------------------
                                                     STUDENT LOAN                                    STUDENT LOAN
                                          ASSET     AND GUARANTEE              TOTAL       ASSET     AND GUARANTEE            TOTAL
                                        MANAGEMENT    SERVICING     OTHER    SEGMENTS   MANAGEMENT    SERVICING    OTHER    SEGMENTS
                                       ------------ ------------- ---------- --------- ------------ ------------- --------  --------
                                                                           (DOLLARS IN THOUSANDS)

Net interest income....................$  248,979       2,706          680     252,365   306,653           808           6  307,467
Other income (expense).................    62,214     109,298       23,293     194,805   (51,779)       73,213       5,522   26,956
Intersegment revenues..................       --       82,613        2,901      85,514       --         62,498       2,728   65,226
                                       ------------ ----------     --------   ---------  -----------  ---------    -------- --------
    Total revenue......................   311,193     194,617       26,874     532,684   254,874       136,519       8,256  399,649
Provision (recovery) for loan losses...     5,557         --            --       5,557    (1,006)          --           --   (1,006)
Depreciation and amortization..........        90       3,023        3,160       6,273     1,003           378       5,301    6,682
Net income (loss) before taxes.........   216,046      60,501        9,557     286,104   180,769        44,875      (1,683) 223,961

                                           AS OF          AS OF
                                       SEPTEMBER 30,   DECEMBER 31,
                                           2005            2004
                                      --------------  ---------------
                                         (DOLLARS IN THOUSANDS)
Asset management.....................  $17,952,639     14,808,684
Student loan and guarantee servicing.      236,274        334,181
Other................................      128,518          5,934
                                      --------------  ---------------
    Total segment assets.............  $18,317,431     15,148,799
                                      ==============  ===============

Reconciliation of segment data to the consolidated financial statements is as follows:

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                       ------------------------  -----------------------
                                                          2005        2004           2005        2004
                                                       ------------  ----------  -----------   ----------
                                                                      (DOLLARS IN THOUSANDS)
Total segment revenues............................... $   225,102      86,219      532,684      399,649
Elimination of intersegment revenues..................    (30,397)    (24,801)     (85,514)     (65,226)
Interest expense on unsecured debt....................     (3,696)        (97)      (5,595)        (255)
Corporate activities' revenues, net...................      2,780       4,428        5,833        6,588
                                                       ------------  ----------  -----------   ----------
    Total consolidated revenues.......................$   193,789      65,749      447,408      340,756
                                                       ============  ==========  ===========   ==========
Total net income before taxes of segments.............$   138,201      22,134      286,104      223,961
Corporate activities' expenses, net...................    (24,749)    (10,187)     (68,455)     (63,109)
                                                       ------------  ----------  -----------   ----------
    Total consolidated net income before taxes and
       minority interest..............................$   113,452       11,947     217,649      160,852
                                                       ============  ==========  ===========   ==========

Net corporate revenues included in the previous table are from activities that are not related to the five identified operating segments. The net corporate expenses include expenses for marketing and other unallocated support services. The net corporate revenues and expenses are not associated with an ongoing business activity as defined by SFAS No. 131 and, therefore, have not been included within the operating segments.

                                       AS OF           AS OF
                                   SEPTEMBER 30,    DECEMBER 31,
                                        2005            2004
                                   -------------   --------------
                                     (DOLLARS IN THOUSANDS)
Total segment assets................ 18,317,431      15,148,799
Elimination of intercompany assets..    (40,377)        (39,213)
Corporate assets....................     34,271          50,419
                                   -------------   -------------
    Total consolidated assets...   $ 18,311,325      15,160,005
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

OVERVIEW

The Company is one of the leading education finance companies in the United States and is focused on providing quality products and services to students and schools nationwide. The Company ranks among the nation's leaders in terms of total net student loan assets with $16.4 billion as of September 30, 2005.

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

o STUDENT LOAN AND GUARANTEE SERVICING. The Company services its student loan portfolio and the portfolios of third parties. Servicing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. In December 2004, the Company purchased EDULINX Canada Corporation, or EDULINX. EDULINX is a Canadian corporation that engages in servicing student loans in Canada. The following table summarizes the Company's loan servicing volumes as of September 30, 2005:

                           COMPANY    PERCENT   THIRD PARTY  PERCENT     TOTAL
                          ---------- --------- ----------- ---------- ----------
                                        (DOLLARS IN MILLIONS)
FFELP and private loans    $ 14,700     63.5%     $ 8,458      36.5%   $ 23,158
Canadian loans (in U.S. $)      --        --        8,118     100.0%      8,118
                          ---------- --------- ----------- ---------- ----------
     Total                 $ 14,700     47.0%    $ 16,576      53.0%   $ 31,276
                          ========== ========= =========== ========== ==========

   The Company also provides servicing support to guaranty agencies, which includes system software, hardware and telecommunications support, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services.

o SOFTWARE SERVICES. The Company uses internally developed loan servicing software and also provides this software to third-party student loan holders and servicers.

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

The Company's Asset Management and Student Loan and Guarantee Servicing offerings constitute reportable operating segments according to the provisions of SFAS No. 131. The Software Services, Direct Marketing, and Payment Management Services offerings are operating segments that do not meet the quantitative thresholds, and, therefore, are combined and included as "Other segments." The following tables show the percentage of total segment revenue (excluding intersegment revenue) and net income (loss) before taxes for each of the Company's reportable segments:

                                              THREE MONTHS ENDED SEPTEMBER 30,
                               ----------------------------------------------------------------
                                            2005                             2004
                               -------------------------------- -------------------------------
                                           STUDENT                           STUDENT
                                            LOAN AND                          LOAN AND
                                  ASSET    GUARANTEE   OTHER       ASSET     GUARANTEE   OTHER
                               MANAGEMENT  SERVICING SEGMENTS    MANAGEMENT  SERVICING SEGMENTS
                               ----------  --------- --------    ----------  --------- --------
   Segment
     revenues.................    74.6%      19.9%      5.5%       56.5%      40.5%     3.0%

     Segment net income
     (loss) before
        taxes................     81.6%      16.2%      2.2%       17.6%      84.6%    (2.2)%

                                               NINE MONTHS ENDED SEPTEMBER 30,
                               ----------------------------------------------------------------
                                            2005                             2004
                               -------------------------------- -------------------------------
                                           STUDENT                           STUDENT
                                            LOAN AND                          LOAN AND
                                  ASSET    GUARANTEE   OTHER       ASSET     GUARANTEE   OTHER
                               MANAGEMENT  SERVICING SEGMENTS    MANAGEMENT  SERVICING SEGMENTS
                               ----------  --------- --------    ----------  --------- --------
     Segment
     revenues................   69.6%      25.0%      5.4%       76.2%      22.1%     1.7%

     Segment net income
     (loss) before
         taxes...............   75.5%      21.1%      3.4%       80.7%      20.0%    (0.7)%

The Company's derivative market value adjustment and net settlements are included in the Asset Management segment. Because the majority of the Company's derivatives do not qualify for hedge accounting under SFAS No. 133, the derivative market value adjustment can cause the percent of revenue and net income (loss) before taxes to fluctuate from period to period between segments.

The Company's student loan portfolio has grown significantly through originations and acquisitions. The Company originated or acquired $1.1 billion and $4.0 billion of student loans during the three and nine months ended September 30, 2005, respectively, through student loan acquisition channels, including:

o the direct channel, in which the Company originates student loans in one of its brand names directly to student and parent borrowers, which accounted for 71.6% and 48.1% of the student loans added to the Company's loan portfolio through a student loan channel during the three and nine months ended September 30, 2005, respectively;

o the branding partner channel, in which the Company acquires student loans from lenders to whom it provides marketing and origination services, which accounted for 4.0% and 28.3% of the student loans added to the Company's loan portfolio through a student loan channel during the three and nine months ended September 30, 2005, respectively; and

o the forward flow channel, in which the Company acquires student loans from lenders to whom it provides origination services, but provides no marketing services, or who have agreed to sell loans to the Company under forward sale commitments, which accounted for 23.9% and 22.6% of the student loans added to the Company's loan portfolio through a student loan channel during the three and nine months ended September 30, 2005, respectively.

In addition, the Company also acquires student loans through spot purchases, which accounted for 0.5% and 1.0% of student loans added to the Company's loan portfolio through a student loan channel during the three and nine months ended September 30, 2005, respectively.

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

The Company's net interest income, or net interest earned on its student loan portfolio, is the primary source of the Company's income and is primarily impacted by the size of the portfolio and the net yield of the assets in the portfolio. The Company's portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. Based upon provisions of the Higher Education Act, and related interpretations by the Departme1nt, loans financed prior to September 30, 2004 with tax-exempt obligations originally issued prior to October 1, 1993 are entitled to receive special allowance payments equal to a 9.5% minimum rate of return. In May 2003, the Company sought confirmation from the Department regarding the treatment and recognition of special allowance payments as income based on the 9.5% minimum rate of return. Pending satisfactory resolution of this issue with the Department, the Company deferred recognition of the interest income that was generated by these loans in excess of income based upon the standard special allowance rate. In June 2004, after consideration of certain clarifying information received in connection with the guidance it had sought, including written and verbal communications with the Department, the Company concluded that the earnings process had been completed related to the special allowance payments on these loans and recognized $124.3 million of interest income. As of December 31, 2003, the amount of deferred excess interest income on these loans was $42.9 million.

Of the $3.1 billion in loans held by the Company as of September 30, 2005 that are receiving the 9.5% minimum rate of return, approximately $2.8 billion in loans were refinanced prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently refinanced with the proceeds of taxable obligations, without retiring the tax-exempt obligations. Interest income that is generated from this $2.8 billion portfolio in excess of income based upon standard special allowance rates is referred to by the Company as the special allowance yield adjustment. Since the $2.8 billion portfolio of student loans will decrease as borrowers make payments on these loans, the special allowance yield adjustment will decrease as compared to historical periods. In addition, if interest rates rise, the normal yield on the portfolio of loans earning this special allowance will increase, thereby reducing the special allowance yield adjustment.

Interest income is also dependent upon the relative level of interest rates. The current and future interest rate environment can and will affect interest earnings, net interest income, and net income. The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate derivative instruments to reduce the economic effect of interest rate volatility. The Company's management has structured all of its derivative instruments with the intent that each is economically effective. However, most of the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133 and thus the change in the market value on the derivative instruments is recognized in the statement of operations each reporting period. This mark-to-market adjustment may fluctuate from period to period and adversely impact earnings.

Competition for the supply channel of education financing in the student loan industry has caused the cost of acquisition (or loan premiums) related to the Company's student loan assets to increase. In addition, the Company has seen significant increases in consolidation loan activity and consolidation loan volume within the industry. The increase in competition for consolidation loans has caused the Company to be aggressive in its measures to protect and secure its existing portfolio through consolidation efforts. The Company will amortize its premiums paid on the purchase of student loans over the average useful life of the assets. When the Company's loans are consolidated, the Company may accelerate recognition of unamortized premiums if the consolidated loan is considered a new loan. The increase in premiums paid on student loans due to the increase in entrants and competition within the industry, coupled with the Company's asset retention practices through consolidation efforts, have caused the Company's yields to be reduced in recent periods due to the amortization of premiums, consolidation rebate fees, and the lower yields on consolidation loans. If the percentage of consolidation loans continues to increase as a percentage of the Company's overall loan portfolio, the Company will continue to experience an increase in consolidation rebate fees and amortization costs and reduced yields. See "-- Student Loan Portfolio--Student Loan Spread Analysis." Although the Company's short-term yields may be reduced if this trend continues, the Company will have been successful in protecting its assets and stabilizing its balance sheet for long-term growth. Conversely, a reduction in consolidation of the Company's own loans or the loans of third parties could positively impact the effect of amortization on the Company's student loan yield from period to period. Also, as the Company's portfolio of consolidation loans grows both in nominal dollars and as a percentage of the total portfolio, the impact of premium amortization as a percent of student loan yield should decrease. However, this decrease may be offset by increased costs to originate and acquire student loans in the future due to increased competition in the student loan industry. Beginning January 1, 2006, the Company will begin to offer a 3% origination fee buy-down to its borrowers on the majority of Stafford loans originated through its direct channel. Similar borrower incentives offered by the Company's brand partners and forward flow lenders will increase the cost of loans acquired by the Company through these channels.

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

In January 2004, the Company acquired 50% of the membership interests in Premiere Credit of North America, LLC, a collection services company that specializes in collection of educational debt. This investment is being accounted for under the equity method of accounting.

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

In April 2004, the Company purchased SLAAA Acquisition Corp., a student loan secondary market. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

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

Effective October 24, 2005, the Company purchased 100% of the capital stock of LoanSTAR and servicing assets from LoanSTAR Systems, Inc. LoanSTAR is a Texas-based secondary market and loan originator.

Effective October 25, 2005, the Company purchased from Chela a portfolio of approximately $2.2 billion of student loans originated under the FFEL Program and the rights to the Chela brand. The Company also acquired certain servicing and origination assets.

On October 31, 2005, the Company entered into an agreement to amend an existing contract with College Access Network. College Access Network is the Colorado state-designated guarantor of FFELP student loans. Under the agreement, the Company will provide student loan servicing and guarantee operations and will assume the operational expenses and employment of certain College Access Network employees. College Access Network will pay the Company a portion of the gross servicing and guarantee fees as consideration for the Company providing these services on behalf of College Access Network. The agreement terminates November 1, 2015 and can be extended for an additional 10-year period upon mutual agreement.

On November 8, 2005, the Company entered into an agreement to purchase the remaining 50% interest in 5280 Solutions, Inc. and FirstMark Services LLC. The Company currently owns 50% of these entities and accounts for them under the equity method of accounting. The transaction is expected to close during November, with an effective date of November 1, 2005. The agreement is subject to certain regulatory approvals and closing conditions.

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

The Company's portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. Depending on the type of student loan and when the loan was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. The larger the reduction in rates subsequent to the annual July 1 borrower interest rate reset, the greater the Company's opportunity to earn variable-rate floor income. In declining interest rate environments, the Company can earn significant amounts of such income. Conversely, as the decline in rates abates, or in environments where interest rates are rising, the Company's opportunity to earn variable-rate floor income can be reduced, in some cases substantially. Since the borrower rates are reset annually, the Company views earnings on variable-rate floor income as temporary and not necessarily sustainable. The Company's ability to earn variable-rate floor income in future periods is dependent upon the interest rate environment following the annual reset of borrower rates, and the Company cannot assure the nature of such environment in the future. The Company recorded no variable-rate floor income during the three and nine months ended September 30, 2005 and three months ended September 30, 2004 and approximately $348,000 during the nine months ended September 30, 2004.

On those FFELP loans with fixed-term borrower rates, primarily consolidation loans, the Company earns interest at the greater of the borrower rate or a variable rate based on the SAP formula. Since the Company finances the majority of its student loan portfolio with variable-rate debt, the Company may earn excess spread on those loans with higher borrower interest rates for an extended period of time.

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

In September 2005, the Company was re-designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFELP default claims submitted for reimbursement during a 12-month period (June 1, 2005 through May 31, 2006). The Company is not subject to the 2% risk sharing on eligible claims submitted during this 12-month period. Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are eligible for the 100% reimbursement. The Company is entitled to receive this benefit as long as it and/or its service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. In addition, service providers must apply for redesignation as an Exceptional Performer with the Department on an annual basis. The Company first earned its Exceptional Performer designation effective June 1, 2004.

As of September 30, 2005, more than 99% of the Company's federally insured loans were serviced by providers designated as Exceptional Performers. Of this portion, the Company serviced approximately 93% and third parties serviced approximately 7%. If the Company or a third party servicer were to lose its Exceptional Performer designation, either by the Department discontinuing the program or the Company or third party servicer not meeting the required servicing standards or failing to get re-designated during the annual application process, loans serviced by the Company or such third party would become subject to the 2% risk sharing for all claims submitted after loss of the designation.

Pursuant to the terms of the Higher Education Act, the FFEL Program is periodically amended, and the Higher Education Act is generally reauthorized by Congress every five to six years in order to prevent sunset of that Act. The current provisions of the Higher Education Act are scheduled to expire on December 31, 2005. Historically, the United States Congress makes changes to the provisions of the Higher Education Act during the reauthorization process. One of the changes to the Higher Education Act that is included in the House's reauthorization proposal is to the guarantee rates on FFELP loans, including proposals for a decrease in insurance and reinsurance on portfolios receiving the benefit of Exceptional Performance designation by up to 2%, from 100% to 98% of principal and accrued interest, and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by up to 2%, from 98% to 96% of principal and accrued interest. The Senate's reauthorization proposal includes a provision to end the Exceptional Performer program and to decrease the insurance and reinsurance on FFELP loans from 98% to 97% of principal and accrued interest. If the insurance and reinsurance decrease during reauthorization, the Company would have to establish a provision for loan losses related to the new risk sharing amounts. This provision would be recognized by the Company upon the effective date of the new provisions of the Higher Education Act, which is estimated to be October 1, 2006. "See "- Risks - Political/Regulatory Risk."

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED
SEPTEMBER 30, 2004
                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,              CHANGE
                                               ----------------------- --------------------
                                                  2005        2004     DOLLARS    PERCENT
                                               ----------  ----------- ---------  ---------
                                                           (DOLLARS IN THOUSANDS)
INTEREST INCOME:
    Loan interest.......................... $  247,791      171,427    76,364       44.5 %
    Amortization of loan premiums and
      deferred origination costs...........    (20,041)     (18,395)   (1,646)      (8.9)
    Investment interest....................     11,491        4,918     6,573      133.7
                                             ----------  ----------- ---------  ---------
      Total interest income................    239,241      157,950    81,291       51.5
INTEREST EXPENSE:
    Interest on bonds and notes payable....    160,243       68,545    91,698      133.8
                                             ----------  ----------- ---------  ---------
      Net interest income..................     78,998       89,405   (10,407)     (11.6)
Less provision for loan losses.............      1,402        2,300      (898)     (39.0)
                                             ----------  ----------- ---------  ---------
      Net interest income after provision
        for loanlosses.....................     77,596       87,105    (9,509)     (10.9)
                                             ----------  ----------- ---------  ---------
OTHER INCOME (EXPENSE):
    Loan and guarantee servicing income....     37,459       24,513    12,946       52.8
    Other fee-based income.................     10,503        1,840     8,663      470.8
    Software services income...............      1,951        1,849       102        5.5
    Other income...........................      2,458        4,356    (1,898)     (43.6)
    Derivative market value adjustment.....     65,382      (39,757)  105,139      264.5
    Derivative settlements, net............     (2,962)     (16,457)   13,495       82.0
                                             ----------  ----------- ---------  ---------
      Total other income (expense).........    114,791      (23,656)  138,447      585.3
                                             ----------  ----------- ---------  ---------
OPERATING EXPENSES:
    Salaries and benefits..................     44,311       25,060    19,251       76.8
    Other operating expenses:
      Depreciation and amortization,
        excluding amortization
        of intangible assets...............      3,596        2,676       920       34.4
      Amortization of intangible assets....      1,919        2,275      (356)     (15.6)
      Trustee and other debt related fees..      1,945        2,752      (807)     (29.3)
      Occupancy and communications.........      4,704        2,950     1,754       59.5
      Advertising and marketing............      4,112        2,916     1,196       41.0
      Professional services................      5,627        2,672     2,955      110.6
      Postage and distribution.............      4,288        3,059     1,229       40.2
      Other................................      8,433        7,142     1,291       18.1
                                             ----------  ----------- ---------  ---------
        Total other operating expenses.....     34,624       26,442     8,182       30.9
                                             ----------  ----------- ---------  ---------
        Total operating expenses...........     78,935       51,502    27,433       53.3
                                             ----------  ----------- ---------  ---------
        Income before income taxes.........    113,452       11,947   101,505      849.6

    Income tax expense.....................     41,091        4,310    36,781      853.4
                                             ----------  ----------- ---------  ---------
        Income before minority interest....     72,361        7,637    64,724      847.5

    Minority interest in net
       earnings of subsidiarie                    (229)         --       (229)    (100.0)
                                             ----------  ----------- ---------  ---------
        Net income.........................$    72,132        7,637    64,495      844.5 %
                                             ==========  =========== =========  =========

NET INTEREST INCOME. Total loan interest increased as a result of growth of the student loan portfolio and an increase in interest rates. These increases were offset by an increase in lower yielding consolidation loans and a decrease in the special allowance yield adjustment. The average student loan portfolio increased $3.5 billion, or 29.1%, during the three months ended September 30, 2005 compared to the same period in 2004, which resulted in an increase of loan interest income by approximately $56.2 million. Overall, the student loan yield increased to 6.94% in 2005 from 6.25% in 2004. When excluding the special allowance yield adjustment, the student loan yield increased to 6.39% in 2005 from 4.81% in 2004 as a result of the rising interest rate environment offset by an increase in lower yielding consolidation loans held by the Company. The impact of the rising interest rates offset by increased lower yielding consolidation loans resulted in an increase in interest income of approximately $47.8 million. The special allowance yield adjustment, which reflects interest income in excess of special allowance payments had loans earned at statutorily defined rates under a taxable financing, decreased $21.8 million to approximately $21.8 million for the three months ended September 30, 2005 from approximately $43.6 million for the three months ended September 30, 2004. This decrease is due to an increase in interest rates, which decreases the excess special allowance payments over the statutorily defined rates under a taxable financing, and a decrease in the portfolio of loans earning the special allowance yield adjustment. An increase in the Company's consolidation loan portfolio resulted in higher consolidation rebate fees and decreased loan interest by $7.7 million.

Interest expense on bonds and notes payable increased as a result of the increase in average variable-rate debt, the issuance of unsecured fixed-rate debt in May 2005, and an increase in interest rates. These increases were offset by a reduction in the average asset-backed fixed-rate bonds and notes outstanding. Overall, the student loan cost of funds (excluding net settlements on derivatives) increased to 3.76% in 2005 from 2.05% in 2004. Average variable-rate debt increased $3.5 billion, which resulted in an increase of interest expense of approximately $30.5 million. In addition, the increase in interest rates, specifically LIBOR and auction rates, increased the Company's average cost of funds on variable-rate debt which increased interest expense approximately $61.5 million. The Company also issued $275 million of unsecured debt in May 2005 which increased interest expense by $3.5 million. The increase in interest expense was reduced as average fixed-rate bonds and notes decreased by $261.7 million, which decreased the Company's overall interest expense by approximately $3.9 million.

Net interest income, excluding the effects of the special allowance yield adjustment, increased approximately $11.4 million, or 24.9%, to approximately $57.2 million from approximately $45.8 million. This increase, when factoring the decrease in the Company's student loan spread, is consistent with the average student loan increase of 29.1%.

PROVISION FOR LOAN LOSSES. The provision for loan losses for federally insured student loans decreased approximately $98,000 from approximately $100,000 in 2004 to approximately $2,000 in 2005 due to an additional service provider obtaining the Exceptional Performer designation during 2005. The provision for loan losses for non-federally insured loans decreased $0.8 million from $2.2 million in 2004 to $1.4 million in 2005 because of the expected performance of the non-federally insured loan portfolio.

OTHER INCOME. Loan and guarantee servicing income increased due to the acquisition of EDULINX in December 2004. EDULINX recognized $14.9 million of servicing income during the three months ended September 30, 2005. This increase was offset by a decrease in loan servicing income from the Company's U.S. servicing operations of approximately $1.4 million. This decrease was the result of a decrease in the average dollar amount of loans serviced for third parties in the Company's U.S. servicing operations from $9.0 billion for the three months ended September 30, 2004 to $8.4 billion for the three months ended September 30, 2005. The decrease in the Company's U.S. servicing volume is due to loan pay downs being greater than loan additions within the third-party customer portfolios. In addition, loan servicing income from loans originated on behalf of the Company's U.S. customers decreased due to the acquisition of origination rights from UB&T on February 4, 2005.

Other fee-based income increased $8.2 million due to the acquisitions of SMG and NHR in February 2005 and FACTS in June 2005. Income from borrower late fees, which is also classified as other fee-based income, increased $0.2 million as a result of the increase in the size of the Company's student loan portfolio. Other income decreased due to a one-time gain of $3.0 million recorded on the sale of a fixed asset during the three months ended September 30, 2004. This was offset by an increase in income from an investment the Company accounts for on the equity-method basis of accounting.

The Company utilizes derivative instruments to provide economic hedges to protect against the impact of adverse changes in interest rates. During the three months ended September 30, 2005, the derivative market value adjustment net gains were $65.4 million and net settlements representing realized costs were $3.0 million as compared to derivative market value adjustment net losses of $39.8 million and net settlements representing realized costs of $16.5 million for the comparable period in 2004. The change in the derivative market value adjustment is the result of changes in interest rates and fluctuations in the forward yield curve. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk -- Interest Rate Risk."

OPERATING EXPENSES Salaries and benefits increased $11.7 million due to the acquisitions of EDULINX, SMG, NHR, and FACTS. Incentive plan compensation increased $5.0 million due to a change in terms in the Company's 2005 incentive plan from 2004. The Company also incurred additional costs as a result of the increased volume in the Company's consolidations area.

Depreciation and amortization, excluding amortization of intangible assets, increased $0.9 million primarily as a result of the acquisition of EDULINX. The decrease in the amortization of intangible assets is due to certain intangible assets becoming fully amortized in 2004, offset by the amortization of acquired intangible assets related to recent acquisitions. The decrease in trustee and other debt related fees relates to the improved efficiencies in the Company's debt transactions. Occupancy and communications and advertising and marketing expenses increased $1.4 million and $0.9 million, respectively, due to the acquisitions of EDULINX, SMG, NHR, and FACTS. The Company also incurred additional costs due to expansion of the Company's marketing efforts, especially in the consolidations area. Professional services expenses increased $2.2 million due to the acquisition of EDULINX and FACTS. Postage and distribution expense increased $0.7 million due to the acquisitions of EDULINX, NHR, and FACTS and $0.4 million due to the Company's direct marketing efforts, especially in the consolidations area. Other expenses increased $1.8 million due to recent acquisitions described above. In addition, there was an increase in charitable contribution expense in 2005. These increases were offset by a decrease in other expenses as the result of $1.9 million paid for a call-premium on the redemption of debt during July 2004.

INCOME TAX EXPENSE. Income tax expense increased due to the increase in income before income taxes. The Company's effective tax rate was 36.2% and 36.1% during the three months ended September 30, 2005 and 2004, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                                  NINE MONTHS
                                                              ENDED SEPTEMBER 30,                CHANGE
                                                          ---------------------------    ----------------------
                                                               2005          2004          DOLLARS     PERCENT
                                                           ------------  ------------    ----------  ----------
                                                                            (DOLLARS IN THOUSANDS)
INTEREST INCOME:
    Loan interest, excluding variable-rate floor income... $  671,589     519,059          152,530       29.4 %
    Variable-rate floor income............................       --           348             (348)    (100.0)
    Amortization of loan premiums and deferred
      origination costs....................................   (52,370)    (53,249)             879        1.7
    Investment interest....................................    26,643      11,750           14,893      126.7
                                                          ------------  ------------     ----------  ----------
      Total interest income................................   645,862     477,908          167,954       35.1
INTEREST EXPENSE:
    Interest on bonds and notes payable...................    398,045     169,940          228,105      134.2
                                                          ------------  ------------     ----------  ----------
      Net interest income................................     247,817     307,968          (60,151)     (19.5)
Less provision (recovery) for loan losses................       5,557      (1,006)           6,563      652.4
                                                          ------------  ------------     ----------  ----------
      Net interest income after provision (recovery)
       for loan losses                                        242,260     308,974          (66,714)     (21.6)
                                                          ------------  ------------     ----------  ----------
OTHER INCOME:
    Loan and guarantee servicing income..................     109,313      73,422           35,891       48.9
    Other fee-based income...............................      22,886       5,359           17,527      327.1
    Software services income.............................       6,759       5,521            1,238       22.4
    Other income.........................................       5,382       7,084           (1,702)     (24.0)
    Derivative market value adjustment...................      74,300     (39,209)         113,509      289.5
    Derivative settlements, net..........................     (19,049)    (19,389)             340        1.8
                                                          ------------  ------------     ----------  ----------
      Total other income.................................     199,591      32,788          166,803      508.7
                                                          ------------  ------------     ----------  ----------
 OPERATING EXPENSES:
    Salaries and benefits................................     123,615     101,865           21,750       21.4
    Other operating expenses:
      Depreciation and amortization, excluding
        amortization of intangible assets................      10,248       7,604            2,644       34.8
      Amortization of intangible assets..................       4,651       6,432           (1,781)     (27.7)
      Trustee and other debt related fees................       6,394       8,217           (1,823)     (22.2)
      Occupancy and communications.......................      13,280       9,167            4,113       44.9
      Advertising and marketing..........................      11,860       8,200            3,660       44.6
      Professional services..............................      15,979      10,026            5,953       59.4
      Postage and distribution...........................      13,673      10,127            3,546       35.0
      Other..............................................      24,502      19,272            5,230       27.1
                                                          ------------  ------------     ----------  ----------
        Total other operating expenses...................     100,587      79,045           21,542       27.3
                                                          ------------  ------------     ----------  ----------
        Total operating expenses.........................     224,202     180,910           43,292       23.9
                                                          ------------  ------------     ----------  ----------
        Income before income taxes.......................     217,649     160,852           56,797       35.3
    Income tax expense...................................      78,974      58,841           20,133       34.2
                                                          ------------  ------------     ----------  ----------
         Income before minority interest.................     138,675     102,011           36,664       35.9
    Minority interest in net earnings of subsidiaries....        (229)        --              (229)    (100.0)
                                                          ------------  ------------     ----------  ----------
         Net income...................................... $   138,446     102,011           36,435       35.7 %
                                                          ============  ============     ==========  ==========

NET INTEREST INCOME. Total loan interest increased as a result of growth of the student loan portfolio and an increase in interest rates. These increases were offset by an increase in lower yielding consolidation loans and a decrease in the special allowance yield adjustment. The average student loan portfolio increased $3.5 billion, or 30.9%, during the nine months ended September 30, 2005 compared to the same period in 2004, which resulted in an increase of loan interest income by approximately $157.3 million. Overall, the student loan yield increased to 6.72% in 2005 from 6.71% in 2004. When excluding the special allowance yield adjustment, the student loan yield increased to 6.02% in 2005 from 4.73% in 2004 as a result of the rising interest rate environment offset by an increase in lower yielding consolidation loans held by the Company. The impact of the rising interest rates offset by increased lower yielding consolidation loans resulted in an increase in interest income of approximately $109.2 million. The special allowance yield adjustment, which reflects interest income in excess of special allowance payments had loans earned at statutorily defined rates under a taxable financing, decreased $90.5 million to approximately $77.4 million for the nine months ended September 30, 2005 from approximately $167.9 million for the nine months ended September 30, 2004. This decrease is due to an increase in interest rates, which decreases the excess special allowance payments over the statutorily defined rates under a taxable financing, and a decrease in the portfolio of loans earning the special allowance yield adjustment. In addition, the 2004 special yield adjustment included approximately $42.9 million that was previously deferred. An increase in the Company's consolidation loan portfolio resulted in higher consolidation rebate fees and decreased loan interest by $22.4 million.

Interest expense on bonds and notes payable increased as a result of the increase in average variable-rate debt, the issuance of unsecured fixed-rate debt in May 2005, and an increase in interest rates. These increases were offset by a reduction in the average asset-backed fixed-rate bonds and notes outstanding. Overall, the student loan cost of funds (excluding net settlements on derivatives) increased to 3.36% in 2005 from 1.82% in 2004. Average variable-rate debt increased $3.4 billion, which resulted in an increase of interest expense of approximately $81.4 million. In addition, the increase in interest rates, specifically LIBOR and auction rates, increased the Company's average cost of funds on variable-rate debt which increased interest expense approximately $151.4 million. The Company also issued $275 million of unsecured debt in May 2005 which increased interest expense by $5.0 million. The increase in interest expense was reduced as average fixed-rate bonds and notes decreased by $243.4 million, which decreased the Company's overall interest expense by approximately $10.8 million.

Net interest income, excluding the effects of the special allowance yield adjustment and variable-rate floor income, increased approximately $30.6 million, or 21.9%, to approximately $170.4 million from approximately $139.8 million. This increase, when factoring the decrease in the Company's student loan spread, is consistent with the average student loan increase of 30.9%.

PROVISION FOR LOAN LOSSES. The provision for loan losses for federally insured student loans increased $7.4 million from a recovery of $7.2 million in 2004 to an expense of $0.2 million in 2005 as a result of the Company's Exceptional Performer designation in June 2004. The provision for loan losses for non-federally insured loans decreased $0.8 million from $6.2 million in 2004 to $5.4 million in 2005 because of the expected performance of the non-federally insured loan portfolio.

OTHER INCOME. Loan and guarantee servicing income increased due to the acquisition of EDULINX in December 2004. EDULINX recognized $43.3 million of servicing income during the nine months ended September 30, 2005. This increase was offset by a decrease in loan servicing income from the Company's U.S. servicing operations of approximately $4.7 million. This decrease was the result of a decrease in the average dollar amount of loans serviced for third parties in the Company's U.S. servicing operations from $9.3 billion for the nine months ended September 30, 2004 to $8.7 billion for the nine months ended September 30, 2005. The decrease in the Company's U.S. servicing volume is due to loan pay downs being greater than loan additions within the third-party customer portfolios. Loan servicing income from loans originated on behalf of the Company's U.S. customers also decreased due to the acquisition of origination rights from UB&T on February 4, 2005. Guarantee servicing income decreased $2.5 million due to a customer that did not renew its servicing contract in 2004.

Other fee-based income increased $16.4 million due to the acquisitions of SMG and NHR in February 2005 and FACTS in June 2005. Income from borrower late fees, which is also classified as other fee-based income, increased $0.8 million as a result of the increase in the size of the Company's student loan portfolio. Software services income increased due to additional system maintenance and enhancement work performed for third-party customers. Other income decreased due to a one-time gain of $3.0 million recorded on the sale of a fixed asset during the three months ended September 30, 2004. This was offset by an increase in income from an investment the Company accounts for on the equity-method basis of accounting.

The Company utilizes derivative instruments to provide economic hedges to protect against the impact of adverse changes in interest rates. During the nine months ended September 30, 2005, the derivative market value adjustment net gains were $74.3 million and net settlements representing realized costs were $19.0 million as compared to derivative market value adjustment net losses of $39.2 million and net settlements representing realized costs of $19.4 million for the comparable period in 2004. The change in the derivative market value adjustment is the result of changes in interest rates and fluctuations in the forward yield curve. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk -- Interest Rate Risk."

OPERATING EXPENSES. Salaries and benefits increased $27.6 million due to the acquisitions of EDULINX, SMG, NHR, and FACTS. This increase is offset by the Company recognizing approximately $9.7 million less in incentive plan compensation in 2005 compared to 2004 due to a change in terms of the Company's incentive plan for 2005. The Company also incurred additional costs as a result of the increased volume in the Company's consolidations area.

Depreciation and amortization, excluding amortization of intangible assets, increased $2.0 million as a result of the acquisitions of EDULINX, SMG, and FACTS. There was also an increase in depreciation expense due to computer software and hardware additions. The decrease in the amortization of intangible assets is due to certain intangible assets becoming fully amortized in 2004, offset by the amortization of acquired intangible assets related to recent acquisitions. The decrease in trustee and other debt related fees relates to the improved efficiencies in the Company's debt transactions. Occupancy and communications and advertising and marketing expenses increased $3.9 million and $2.4 million, respectively, due to the acquisitions of EDULINX, SMG, NHR, and FACTS. In addition, marketing expenses increased $1.3 million due to expansion of the Company's marketing efforts, especially in the consolidations area. Professional services expenses increased $5.2 million due to the acquisitions of EDULINX, SMG, NHR and FACTS. Postage and distribution expense increased $2.3 million due to the acquisitions of EDULINX, NHR, and FACTS and $1.4 million due to the Company's direct marketing efforts, especially in the consolidations area. Other expenses increased $4.8 million due to recent acquisitions described above. Other miscellaneous expenses also increased as a result of growth of the Company. The costs were offset by a decrease in other expenses as the result of $1.9 million paid for a call-premium on the redemption of debt during July 2004.

INCOME TAX EXPENSE. Income tax expense increased due to the increase in income before income taxes. The Company's effective tax rate was 36.3% and 36.6% during the nine months ended September 30, 2005 and 2004, respectively.

FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2005 COMPARED TO DECEMBER 31, 2004

                                                     AS OF            AS OF                  CHANGE
                                                   SEPTEMBER 30,     DECEMBER 31,  ------------------------
                                                      2005              2004           DOLLARS     PERCENT
                                                 ---------------  ---------------  -------------  ---------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS:
Student loans receivable, net....................  $ 16,379,293       13,461,814      2,917,479       21.7 %
Cash, cash equivalents, and restricted cash and
  investments....................................     1,304,261        1,302,954          1,307        0.1
Goodwill.........................................        67,942            8,522         59,420      697.3
Intangible assets................................        34,644           11,987         22,657      189.0
Fair value of derivative instruments, net........        61,212              --          61,212      100.0
Other assets.....................................       463,973          374,728         89,245       23.8
                                                 ---------------  ---------------  -------------  ---------
     Total assets................................  $ 18,311,325       15,160,005      3,151,320       20.8 %
                                                 ===============  ===============  =============  =========

LIABILITIES:
Bonds and notes payable..........................  $ 17,418,652       14,300,606      3,118,046       21.8 %
Fair value of derivative instruments, net........          --             11,895        (11,895)    (100.0)
Other liabilities................................       295,582          391,329        (95,747)     (24.5)
                                                 ---------------  ---------------  -------------  ---------
     Total liabilities...........................    17,714,234       14,703,830      3,010,404       20.5

Minority interest................................           274              --             274      100.0

Shareholders' equity.............................       596,817          456,175        140,642       30.8
                                                 ---------------  ---------------  -------------  ---------
     Total liabilities and shareholders' equity..$   18,311,325       15,160,005      3,151,320       20.8 %
                                                 ===============  ===============  =============  =========

Total assets increased primarily due to an increase in student loans receivable. The Company originated and acquired $4.0 billion of student loans during the nine months ended September 30, 2005, offset by repayments of approximately $1.1 billion. Fair value of derivative instruments, net changed from a liability to an asset due to the change in the fair value of the Company's derivative instruments as a result of a change in the forward yield curve. Goodwill, intangible assets, and other assets increased primarily due to the acquisitions of SMG, NHR, FACTS, and Foresite during 2005. In addition, accrued interest receivable is included in other assets and increased as a result of the increase in student loans receivable. Total liabilities increased primarily because of an increase in bonds and notes payable, resulting from additional borrowings to fund growth in student loans. Other liabilities includes restricted cash amounts due to loan program customers that decreased $174.5 million as a result of timing of disbursements on loans and reduced lockbox volume. This is offset by increases due to the acquisitions of SMG, NHR, and FACTS and an increase in accrued interest on bonds and notes payable as a result of increased interest rates and additional borrowings. Shareholders' equity increased primarily as a result of net income of $138.4 million during the nine months ended September 30, 2005.

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

On August 19, 2005, the Company entered into a credit agreement for a $500.0 million unsecured line of credit. Concurrently with entry into this agreement, the Company terminated its existing $35.0 million operating line of credit and $50.0 million commercial paper operating line of credit. The $500.0 million line of credit terminates on August 19, 2010. The Company had no outstanding borrowings under this facility as of September 30, 2005.

The Company's secured financing instruments include short-term student loan warehouse programs, variable-rate tax-exempt bonds, fixed-rate tax-exempt bonds, fixed-rate bonds, and various asset-backed securities. Of the $17.4 billion of debt outstanding as of September 30, 2005, $14.6 billion was issued under securitization transactions. On February 16, 2005, April 19, 2005, and July 22, 2005, the Company completed asset-backed securities transactions totaling $1.3 billion, $2.0 billion, and $1.3 billion, respectively Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market for the remainder of 2005 and subsequent years. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction procedure. The interest rate on student loans being financed is generally set based upon a spread to commercial paper or U.S. Treasury bills.

The Company's warehouse facilities allow for expansion of liquidity and capacity for student loan growth and should provide adequate liquidity to fund the Company's student loan operations for the foreseeable future. As of September 30, 2005, the Company had a loan warehousing capacity of $4.5 billion, of which $2.6 billion was outstanding, through 364-day commercial paper conduit programs. The Company had $1.9 billion in warehouse capacity available under its warehouse facilities as of September 30, 2005. These conduit programs mature in 2006 through 2009; however, they must be renewed annually by underlying liquidity providers. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements, and therefore the Company does not believe the renewal of these contracts present a significant risk to its liquidity.

On October 24, 2005, the Company purchased 100% of the capital stock of LoanSTAR and servicing assets from LoanSTAR Systems, Inc. for approximately $169 million. On October 31, 2005, the Company entered into an agreement to amend an existing contract with College Access Network for total consideration of $41.2 million. The Company used operating cash and its unsecured line of credit to fund these acquisitions.

On October 25, 2005, the Company acquired $2.2 billion of FFELP loans from Chela in a cash transaction for approximately $109 million over the par value of the student loan portfolio and related accrued interest. Subsequent to September 30, 2005, the Company increased its capacity on its warehouse facilities by $2.1 billion from $4.5 billion to $6.6 billion in order to fund this student loan portfolio acquisition.

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

The following table summarizes the Company's bonds and notes outstanding as of September 30, 2005:

                                                                        INTEREST RATE
                                                                          RANGE ON
                                            CARRYING       PERCENT OF      CARRYING           FINAL
                                             AMOUNT           TOTAL        AMOUNT          MATURITY
                                          -------------    -----------  --------------    -------------
                                                          (DOLLARS IN THOUSANDS)
Variable rate bonds and notes (a):
    Bonds and notes based on
    indices...............................$ 10,812,241       62.1 %    3.63% - 4.66%  11/25/2009 - 01/25/2041
    Bonds and notes based on
    auction...............................   3,200,670       18.4      2.40% - 3.90%  11/01/2009 - 07/01/2043
                                          -------------    ---------
      Total variable rate bonds and notes.  14,012,911       80.5
Commerical paper and other................   2,555,009       14.6      3.50% - 3.71%  05/12/2006 - 09/02/2009
Fixed-rate bonds and notes (a)............     560,732        3.2      5.20% - 6.68%  12/01/2005 - 05/01/2029
Unsecured fixed rate debt.................     275,000        1.6          5.13%             06/01/2010
Other borrowings..........................      15,000        0.1          6.00%             11/01/2005
                                          -------------  ---------
    Total.................................$ 17,418,652      100.0  %
                                          =============  =========

-----------

(a) Issued in securitization transactions.

The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company's contractual obligations as of September 30, 2005 were as follows:

                                                 LESS THAN                                   MORE THAN
                                    TOTAL         1 YEAR       1 TO 3 YEARS   3 TO 5 YEARS    5 YEARS
                                 -------------  ------------   ------------- -------------  ------------
                                                       (DOLLARS IN THOUSANDS)
Bonds and notes payable..........$ 17,418,652     2,204,244        192,923        992,774    14,028,711
Student loan purchase obligation (a)2,201,900     2,201,900          --              --             --
Operating lease obligations......      18,126         6,135          8,586          3,021           384
Other............................       2,500         2,500          --              --             --
                                 -------------  ------------   ------------  -------------  ------------
    Total........................$ 19,641,178     4,414,779        201,509        995,795    14,029,095
                                 =============  ============   ============  =============  ============

---------

     (a) On September 27, 2005, the Company entered into an agreement with Chela that provided for the acquisition of assets from Chela, including an approximate $2.2 billion student loan portfolio, related servicing and origination assets, and rights to the Chela brand. On October 25, 2005, the Company completed this acquisition and paid approximately $109 million in cash over the par value of the student loan portfolio and related accrued interest.

The Company has commitments with its branding partners and forward flow lenders which obligate the Company to purchase loans originated under specific criteria, although the branding partners and forward flow lenders are not obligated to provide the Company with a minimum amount of loans. Branding partners are those entities from whom the Company acquires student loans and provides marketing and origination services. Forward flow lenders are those entities from whom the Company acquires student loans and provides origination services. These commitments generally run for periods ranging from one to five years and are generally renewable. As of September 30, 2005, the Company was committed to extend credit or was obligated to purchase $208.0 million of student loans at current market rates at the respective sellers' requests under or pursuant to the terms of various agreements.

On December 1, 2004, the Company purchased EDULINX in a business combination for $7.4 million. An additional payment of approximately $6.3 million is to be paid by the Company if EDULINX obtains an extension or renewal of a significant customer servicing contract that currently expires in March 2006. This contingency payment is due following the date on which such extension or renewal period of the servicing contract commences.

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

On November 8, 2005, the Company entered into an agreement with the shareholders of 5280 Solutions, Inc. and FirstMark Services LLC that provides for the Company to purchase the remaining 50% interest in these entities for total consideration of approximately $12 million. The Company intends to pay approximately 80% of the purchase price through the issuance of restricted shares of Class A common stock. The transaction is expected to close during November, with an effective date of November 1, 2005. The agreement is subject to certain regulatory approvals and closing conditions.

STUDENT LOAN PORTFOLIO

The table below describes the components of the Company's loan portfolio:


                                                         AS OF SEPTEMBER 30, 2005     AS OF DECEMBER 31, 2004
                                                        --------------------------   --------------------------
                                                           DOLLARS       PERCENT        DOLLARS       PERCENT
                                                        --------------  ----------   --------------  ----------
                                                                         (DOLLARS IN THOUSANDS)
Federally insured:
    Stafford.............................................$  5,623,229      34.3 %    $ 5,047,487        37.5 %
    PLUS/SLS.............................................     294,888       1.8          252,910         1.9
    Consolidation........................................  10,170,684      62.1        7,908,292        58.7
Non-federally insured....................................      96,920       0.6           90,405         0.7
                                                         -------------  ---------   --------------  ----------
        Total............................................  16,185,721      98.8       13,299,094        98.8
Unamortized loan premiums and deferred origination costs.     205,656       1.3          169,992         1.3
Allowance for loan losses:
    Allowance - federally insured........................         (98)      --              (117)       --
    Allowance - non-federally insured....................     (11,986)     (0.1)          (7,155)       (0.1)
                                                         -------------  ---------   --------------  ----------
        Net..............................................$ 16,379,293     100.0 %   $ 13,461,814       100.0 %
                                                         =============  =========   ==============  ==========

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company's allowance for loan losses is presented in the following table:

                                                               THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------  ------------------------------
                                                                     2005             2004            2005           2004
                                                               -----------------  -------------  --------------  --------------
                                                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of period.................................$     10,689           8,122           7,272         16,026
Provision (recovery) for loan losses:
     Federally insured loans...................................           2             100             207         (7,216)
     Non-federally insured loans...............................       1,400           2,200           5,350          6,210
                                                               -----------------  --------------   -------------  -------------
        Total provision (recovery) for loan losses.............       1,402           2,300           5,557         (1,006)
Charge-offs:
     Federally insured loans...................................          (3)           (129)           (226)        (1,833)
     Non-federally insured loans...............................        (166)         (1,945)         (1,044)        (5,050)
                                                               -----------------  --------------   -------------  -------------
        Total charge-offs......................................        (169)         (2,074)         (1,270)        (6,883)
Recoveries, non-federally insured loans........................         162              98             525            309
                                                               -----------------  --------------   -------------  -------------
Net charge-offs...............................................           (7)         (1,976)           (745)        (6,574)
                                                               -----------------  --------------   -------------  -------------
Balance at end of period.......................................$     12,084           8,446          12,084          8,446
                                                               =================  ==============   =============  =============
Allocation of the allowance for loan losses:
     Federally insured loans...................................$         98             706              98            706
     Non-federally insured loans...............................      11,986           7,740          11,986          7,740
                                                               -----------------  --------------   -------------  -------------
        Total allowance for loan losses........................$     12,084           8,446          12,084          8,446
                                                               =================  ==============   =============  =============

Net loan charge-offs as a percentage of average student loans..       0.000 %         0.065 %         0.007 %        0.078 %
Total allowance as a percentage of average student loans.......       0.077 %.        0.070 %         0.082 %        0.075 %
Total allowance as a percentage of ending balance of
     student loans.............................................       0.075 %         0.067 %         0.075 %        0.067 %
Non-federally insured allowance as a percentage of the ending
     balance of non-federally insured loans....................      12.367 %         8.391 %        12.367 %        8.391 %
Average student loans..........................................$ 15,628,420      12,108,981      14,766,024     11,282,561
Ending balance of student loans................................  16,185,721      12,630,456      16,185,721     12,630,456
Ending balance of non-federally insured loans..................      96,920          92,247          96,920         92,247

Delinquencies have the potential to adversely impact the Company's earnings through increased servicing and collection costs and account charge-offs. The table below shows the student loan delinquency amounts:


                                                AS OF SEPTEMBER 30, 2005     AS OF DECEMBER 31, 2004
                                                ------------------------   -------------------------
                                                   DOLLARS      PERCENT       DOLLARS       PERCENT
                                                ------------   ---------   -------------   ---------
                                                              (dollars in thousands)
Federally Insured Loans:
    Loans in-school/grace/deferment(1)..........$   5,049,704                $  3,584,260
    Loans in forebearance(2)....................    1,800,907                   1,654,158
    Loans in repayment status:
       Loans current............................    8,214,269      88.9 %       7,142,808      89.6 %
       Loans delinquent 31-60 days(3)...........      376,681       4.1           338,434       4.3
       Loans delinquent 61-90 days(3)...........      201,497       2.2           154,477       1.9
       Loans delinquent 91 days or greater(4)...      445,743       4.8           334,552       4.2
                                                --------------   -------   ---------------   -------
         Total loans in repayment...............    9,238,190     100.0 %       7,970,271     100.0 %
                                                --------------   =======   ---------------   =======
         Total federally insured loans..........$  16,088,801                $ 13,208,689
                                                ==============             ===============
NON-FEDERALLY INSURED LOANS:
    Loans in-school/grace/deferment(1)......... $      28,735                $     23,106
    Loans in forebearance(2)...................         2,288                       2,110
    Loans in repayment status:
       Loans current...........................        60,665      92.1 %          58,606      89.9 %
       Loans delinquent 31-60 days(3)..........         2,373       3.6             2,559       3.9
       Loans delinquent 61-90 days(3)..........         1,282       1.9             1,495       2.3
       Loans delinquent 91 days or greater(4)..         1,577       2.4             2,529       3.9
                                                --------------   -------   ---------------   -------
         Total loans in repayment..............        65,897     100.0 %          65,189     100.0 %
                                                --------------   =======   ---------------   =======
         Total non-federally insured loans..... $      96,920                $     90,405
                                                ==============             ===============

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

One of the Company's primary objectives is to focus on originations through the direct channel and acquisitions through the branding partner and forward flow channels. The Company has extensive and growing relationships with many large financial and educational institutions that are active in the education finance industry. Loss of a relationship with an institution from which the Company directly or indirectly acquires a significant volume of student loans could result in an adverse effect on the volume derived from its various channels.

The table below sets forth the activity of loans originated or acquired through each of the Company's channels:

                                                      THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------  --------------------------------
                                                           2005             2004           2005              2004
                                                      ---------------- ---------------  --------------  ----------------
                                                             (DOLLARS IN THOUSANDS)          (DOLLARS IN THOUSANDS)
Beginning balance.................................... $ 15,469,689        12,033,329     13,299,094        10,314,874
Direct channel:
    Consolidation loan originations..................    1,097,436           857,456      2,624,106         2,169,374
    Less consolidation of existing portfolio.........     (559,700)         (404,500)    (1,274,100)         (997,800)
                                                      ---------------  ---------------  ------------     -------------
       Net consolidation loan originations...........      537,736           452,956      1,350,006         1,171,574
    Stafford/PLUS loan originations..................      239,927           102,203        567,549           222,515
Branding partner channel.............................       43,934            91,446      1,126,788           806,653
Forward flow channel.................................      260,072           174,922        901,185           623,014
Other channels.......................................        5,015            73,279         39,200           204,062
                                                      ---------------  ---------------  -------------     -------------
    Total channel acquisitions.......................    1,086,684           894,806      3,984,728         3,027,818
Loans acquired in business acquisition...............         --                --              --            136,138
Repayments, claims, capitalized interest, and other..     (370,652)         (297,679)    (1,098,101)         (848,374)
                                                      ---------------  ---------------  -------------     -------------
Ending balance....................................... $ 16,185,721        12,630,456     16,185,721        12,630,456
                                                      ===============  ===============  =============     =============

Included in the branding partner channel acquisitions for the nine months ended September 30, 2005 is $630.8 million of student loans purchased from UB&T, an entity under common control with the Company. This acquisition was made by the Company as part of an agreement with UB&T entered into on February 4, 2005. As part of this agreement, UB&T also committed to transfer to the Company substantially all of the remaining balance of UB&T's origination rights in guaranteed student loans. As such, beginning in the second quarter of 2005, all loans originated by UB&T on behalf of the Company are presented in the table above as direct channel originations. Branding partner channel acquisitions from UB&T were approximately $51.9 million and $197.0 million for the three and nine month periods ended September 30, 2004, respectively.

In March 2004, the Company acquired rights, title, and interest in certain assets of RISLA, including the right to originate student loans in RISLA's name without competition from RISLA. The Company also purchased certain assets, including a portfolio of federally insured loans with an aggregate outstanding balance of $175.1 million. This loan acquisition is included in the branding partner channel acquisitions for the nine months ended September 30, 2004. Originations made subsequent to this acquisition are presented in the table above as direct channel originations.

STUDENT LOAN SPREAD ANALYSIS

Maintenance of the spread on assets is a key factor in maintaining and growing the Company's income. The following table analyzes the student loan spread on the Company's portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities used to fund the assets:

                                                       THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------  ---------------------------------
                                                            2005             2004             2005              2004
                                                       --------------   --------------  ----------------   --------------
Student loan yield..................................         6.94 %          6.25 %             6.72 %           6.71 %
Consolidation rebate fees...........................        (0.65)          (0.59)             (0.64)           (0.57)
Premium and deferred origination costs amortization.        (0.51)          (0.61)             (0.47)           (0.63)
                                                       --------------   -------------   ----------------   --------------
Student loan net yield..............................         5.78            5.05               5.61             5.51
Student loan cost of funds (a)......................        (3.83)          (2.53)             (3.52)           (2.02)
                                                       --------------   -------------   ----------------   --------------
Student loan spread.................................         1.95            2.52               2.09             3.49
Special allowance yield adjustment, net of
     settlements on derivatives (b).................        (0.49)          (0.87)             (0.55)           (1.78)
                                                       --------------   -------------   ----------------   --------------
Core student loan spread............................         1.46 %          1.65 %             1.54 %           1.71 %
                                                       ==============   =============   ================   ==============

Average balance of student loans (in thousands)..... $ 15,628,420      12,108,981         14,766,024       11,282,561
Average balance of debt outstanding (in thousands)..   16,564,494      13,363,469         15,669,656       12,475,490

 ----------

(a) The student loan cost of funds includes the effects of the net settlement costs on the Company's derivative instruments.

(b) The special allowance yield adjustment of $21.8 million and $43.6 million for the three months ended September 30, 2005 and September 30, 2004, respectively, and $77.4 million and $167.9 million for the nine months ended September 30, 2005 and September 30, 2004, respectively, represent the impact on net spread had loans earned at statutorily defined rates under a taxable financing. The special allowance yield adjustment has been reduced by net settlements on derivative instruments that were used to hedge this loan portfolio earning the excess yield, which was $2.6 million and $17.2 million for the three months ended September 30, 2005 and September 30, 2004, respectively, and $17.0 million and $17.2 million for the nine months ended September 30, 2005 and September 30, 2004, respectively.

The compression of the Company's core student loan spread during 2005 has been due to the following items:

o  an increase in lower yielding consolidation loans;

o an increase in consolidation rebate fees due to the growth of the Company's consolidation loan portfolio;

o an increase in in-school loans, which have a lower yield than loans in repayment;

o rising interest rates which compressed the margins on the Company's fixed rate loans that were not hedged; and

o interest rate spreads in the bond market which widened during the second and third quarters of 2005, resulting in increased funding costs on the Company's auction rate notes.

RISKS

If any of the following risks actually occurs, the Company's business, financial condition, and results of operations could be materially and adversely affected. See also the risk factors under the heading "Risk Factors" in Part I, Item I, "Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

POLITICAL/REGULATORY RISK

Pursuant to the terms of the Higher Education Act, the FFEL Program is periodically amended, and the Higher Education Act is generally reauthorized by Congress every five to six years in order to prevent sunset of that Act. Changes in the Higher Education Act made in the two most recent reauthorizations have included reductions in the student loan yields paid to lenders, increases in fees paid by lenders, and a decreased level of federal guarantee. Future changes could result in further negative impacts on the Company's business. Moreover, there can be no assurance that the provisions of the Higher Education Act, which is scheduled to expire on December 31, 2005, will be reauthorized.

Legislatively, the relevant committees of the House and Senate have each passed bills to reauthorize the Higher Education Act. The Company anticipates that each of these bills will eventually be moved to the floor of each body for approval, with a House/Senate conference then negotiating the terms of the final law. Depending on whether the current budget reconciliation process stands, final passage of the Higher Education Act reauthorization could take place as part of budget reconciliation, or as a stand-alone bill.

The House Education and the Workforce Committee originally reported its Higher Education Act reauthorization bill in July. The July mark-up took place in the context of a reconciliation budget instruction to the Committee of $12.6 billion in savings for all areas in its jurisdiction, which was part of an overall entitlement savings goal of $35 billion. In October, the House leadership stated its intent to raise the overall budget reconciliation target from $35 billion to $50 billion. If this higher target is approved by the House, it could result in the Committee on Education and the Workforce seeking additional savings from its bill before it is moved to the floor. Some of the key provisions of the House's bill include:

o requiring lenders to return to the federal government floor income for loans disbursed after July 1, 2006;

o phasing out origination fees in the FFEL Program and mandating a 1% guarantee fee;

o increasing loan limits for first-year and second-year students from $2,625 to $3,500 and from $3,500 to $4,500, respectively, while maintaining existing aggregate undergraduate borrowing limits;

o increasing graduate unsubsidized annual borrowing limits from $10,000 to $12,000;

o preserving the current variable interest rate formula on Stafford and Unsubsidized Stafford loans beyond July 1, 2006;

o providing consolidation borrowers with a choice of interest rates between the current variable rate or a higher fixed rate. Borrowers would also be required to pay an origination fee of 0.5% to secure the fixed-rate option;

o  repealing the single holder rule on consolidation loans;

o reducing lender default insurance from 98% to 96% on loans disbursed after July 1, 2006. The bill also provides that risk sharing under Exceptional Performer be reduced from 100% to 98%; and

o providing that no new loans will receive a 9.5% special allowance payment rate after enactment.

The Senate Committee on Health, Education, Labor and Pensions marked up its own Higher Education Act bill in October. The Senate bill shared some provisions with the House bill, but also differed in a number of important ways. Some of the key provisions of the Senate bill that are similar to the House bill include:

o  lender rebate of floor income;

o  mandate a 1% guarantee fee;

o  provisions on loan limit increases; and

o  repeal of the single holder rule on consolidation loans.

Other provisions of the Senate bill include:

o Borrower interest rates would shift from the current variable-rate structure to fixed rates. New Stafford loans would be fixed at 6.8%, PLUS at 8.5%; and consolidation fixed at the average of the underlying rates. The basic lender special allowance payment rate would remain unchanged. This contrasts with the House bill, which would maintain a variable-rate structure on Stafford and PLUS loans.

o  reduces the 3% lender origination fee to 2.5% in 2007;

o  increases lender origination fee on consolidation loans to 1%;

o  reduces lender default insurance on new loans from 98% to 97%;

o  ends the Exceptional Performer program;

o makes permanent the existing ban on "refinancing" and "refunding" practices on loans in order to earn a minimum 9.5% floor interest rate. However, it does not end "recycling" as the House bill does;

o  expands the PLUS student loan to graduate and professional students; and

o allows no new schools to participate in the school-as-lender program (if not participating as of August 31, 2005) and places new restrictions on existing participants, including holding loans to grace.

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

A portion of the Company's FFEL Program loan portfolio is comprised of loans currently financed or financed prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993. Based upon provisions of the Higher Education Act, and regulations and guidance of the Department and related interpretations, the Company is entitled to receive special allowance payments on these loans equal to a 9.5% minimum rate of return ("the 9.5% Floor"). As of September 30, 2005, the Company had $3.1 billion of FFELP loans that were receiving special allowance payments based upon the 9.5% Floor.

In May 2003, the Company sought confirmation from the Department regarding whether it was allowed to receive the special allowance payments based on the 9.5% Floor on loans being acquired with funds obtained from the proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently refinanced with proceeds of taxable obligations without retiring the tax-exempt obligations. Pending satisfactory resolution of this issue, the Company deferred recognition of that portion of the 9.5% Floor income generated by these loans which exceeded statutorily defined special allowance rates under a taxable financing. In June 2004, after consideration of certain clarifying information received in connection with the guidance it had sought and based on written and verbal communications with the Department, management concluded that the earnings process had been completed and recognized the previously deferred income of $124.3 million on this portfolio. The Company is currently recognizing the 9.5% Floor income on these loans as it is earned.

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

On May 24, 2005, the Office of Inspector General of the Department ("OIG") publicly released a Final Audit Report on Special Allowance Payments to New Mexico Educational Assistance Foundation for Loans Funded by Tax-Exempt Obligations (the "NMEAF Audit Report"). In the NMEAF Audit Report, the OIG indicated it had determined that the New Mexico Educational Assistance Foundation ("NMEAF"), an entity unrelated to the Company, received what the OIG deemed to be improper special allowance payments under the 9.5% Floor calculation for loans that were transferred as security for new debt obligations ("refunded bonds") after the prior tax-exempt obligation was retired. The OIG recommended that the Chief Operating Officer for Federal Student Aid of the Department calculate and require repayment by NMEAF of the special allowance payments described in the NMEAF Audit Report. However, as discussed below, the Department subsequently determined that NMEAF complied with applicable laws, regulations, and Department guidance with respect to such special allowance payments.

In June 2005, the OIG commenced an audit of the portion of its student loan portfolio receiving 9.5% Floor special allowance payments. The Company is fully cooperating with the OIG in connection with this audit. The Company also understands that the Department, as part of a nationwide project, is separately conducting a review of lenders related to student loans financed with the proceeds of tax-exempt bonds that are eligible for the 9.5% Floor. On June 30, 2005, the Company provided information to the Department that it requested as part of this project.

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

Although retroactive changes to the Higher Education Act are extremely uncommon, if Congress were to enact legislation that applied retroactively to remove FFELP loans that have been refinanced with proceeds of taxable obligations from eligibility for the 9.5% Floor, and if such legislation were to withstand legal challenge, it could have a material adverse effect upon the Company's financial condition and results of operations. Of the $3.1 billion in loans held by the Company as of September 30, 2005 that are receiving 9.5% Floor payments, approximately $2.8 billion in loans were financed prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently refinanced with the proceeds of taxable obligations, without retiring the tax-exempt obligations.

On October 24, 2005, Nelnet acquired LoanSTAR, including its student loan portfolio of approximately $864 million. Included in LoanSTAR's portfolio of student loans was approximately $412 million of student loans receiving the 9.5% Floor payments, of which approximately $250 million in loans were financed prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently refinanced with the proceeds of taxable obligations, without retiring the tax-exempt obligations.

The guidance issued by the Department has indicated that receipt of the 9.5% Floor income on loans such as those held by the Company is permissible under current law and previous interpretations thereof. However, the Company cannot predict whether the Department will maintain its position in the future on the permissibility of the 9.5% Floor. Likewise, although management believes that it has complied in all material respects with the rules and regulations with respect to the proper categorization of these loans as being eligible for the 9.5% Floor special allowance payments, the Company cannot predict the outcome of the OIG audit. Costs, if any, associated with an adverse outcome of the OIG audit or resolution of findings or recommendations arising out of the OIG audit, a potential Department review of its position on the permissibility of the 9.5% Floor, or legislation which would retroactively remove eligibility for the 9.5% Floor could adversely affect the Company's financial condition and results of operations. However, it is the opinion of the Company's management, based on information currently known, that any adverse outcome or resolution of findings or recommendations arising out of the OIG audit, a potential Department review of its permissibility of the 9.5% Floor, or legislation which would retroactively remove eligibility for the 9.5% Floor would not have a material adverse effect on the Company's operations.

LIQUIDITY RISK

The Company's primary funding needs are those required to finance its student loan portfolio and satisfy its cash requirements for new student loan originations and acquisitions, operating expenses, technological development, and business acquisitions. The Company's operating and warehouse financings are substantially provided by third parties, over which it has no control. Unavailability of such financing sources may subject the Company to the risk that it may be unable to meet its financial commitments to creditors, branding partners, forward flow lenders, or borrowers when due or fund opportunistic business acquisitions unless it finds alternative funding mechanisms.

The Company relies upon conduit warehouse loan financing vehicles to support its funding needs on a short-term basis. There can be no assurance that the Company will be able to maintain such warehouse financing in the future. As of September 30, 2005, the Company had a student loan warehousing capacity of $4.5 billion, of which $2.6 billion was outstanding, through 364-day commercial paper conduit programs. These conduit programs mature in 2006 through 2009; however, they must be renewed annually by underlying liquidity providers and may be terminated at any time for cause. Subsequent to September 30, 2005, the Company increased its capacity on its warehouse facilities by $2.1 billion from $4.5 billion to $6.6 billion in order to fund a student loan portfolio acquisition of approximately $2.2 billion from Chela on October 25, 2005. There can be no assurance the Company will be able to maintain such conduit facilities, find alternative funding, or increase the commitment level of such facilities, if necessary. While the Company's conduit facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future.

On August 19, 2005, the Company entered into a credit agreement for a $500.0 million unsecured line of credit. Concurrently with entry into this agreement, the Company terminated its existing $35.0 million operating line of credit and $50.0 million commercial paper operating line of credit. The $500.0 million line of credit terminates on August 19, 2010. In addition, the Company has a credit facility agreement with a Canadian financial institution that is cancelable by either party upon notice.

The Company has historically relied upon, and expects to continue to rely upon, asset-backed securitizations as its most significant source of funding for student loans on a long-term basis. As of September 30, 2005, $14.6 billion of the Company's student loans were funded by long-term asset-backed securitizations. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. In addition, some of the residual interests in these securitizations have been pledged to secure additional bond obligations. The Company's rights to cash flow from securitized student loans are subordinate to bondholder interests, and these loans may fail to generate any cash flow beyond what is due to pay bondholders.

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

CREDIT RISK

As of September 30, 2005, 99% of the Company's student loan portfolio was comprised of federally insured loans. These loans currently benefit from a federal guarantee of between 98% and 100% of their principal balance and accrued interest.

In September 2005, the Company was re-designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFELP default claims submitted for reimbursement during a 12-month period (June 1, 2005 through May 31, 2006). The Company is not subject to the 2% risk sharing on eligible claims submitted during this 12-month period. Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are eligible for the 100% reimbursement. The Company is entitled to receive this benefit as long as it and/or its service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. In addition, service providers must apply for redesignation as an Exceptional Performer with the Department on an annual basis. The Company first earned its Exceptional Performer designation effective June 1, 2004.

The Company bears full risk of losses experienced with respect to the unguaranteed portion of its federally insured loans (those loans not serviced by a service provider designated as an Exceptional Performer). If the Company or a third party service provider were to lose its Exceptional Performer designation, either by the Department or Congress (via reauthorization) discontinuing the program or the Company or third party not meeting the required servicing standards, loans serviced by the Company or third-party would become subject to the 2% risk sharing loss for all claims submitted after any loss of the Exceptional Performer designation. If the Department discontinued the program or Congress eliminates the program through reauthorization, the Company would have to establish a provision for loan losses related to the 2% risk sharing. Based on the balance of federally insured loans outstanding as of September 30, 2005, this provision would be approximately $11.0 million. In addition, current House and Senate proposals related to the Higher Education Act reauthorization process include provisions to decrease insurance and reinsurance on FFELP student loans. If the insurance and reinsurance decrease during reauthorization, the Company would have to establish a provision for loan losses related to the new risk sharing amounts. This provision would be recognized by the Company upon the effective date of the new provisions of the Higher Education Act, which is estimated to be October 1, 2006.

Losses on the Company's non-federally insured loans are borne by the Company. The loan loss pattern on the Company's non-federally insured loan portfolio is not as developed as that on its federally insured loan portfolio. As of September 30, 2005, the aggregate principal balance of non-federally insured loans comprised 1% of the Company's entire student loan portfolio; however, it is expected to increase to between 3% and 5% over the next three to five years. There can be no assurance that this percentage will not increase further over the long term. The performance of student loans in the portfolio is affected by the economy, and a prolonged economic downturn may have an adverse effect on the credit performance of these loans.

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

The Company's student loan origination and lending activities could be significantly impacted by the reauthorization of the Higher Education Act relative to the single holder rule. For example, if the single holder rule, which generally restricts a competitor from consolidating loans away from a holder that owns all of a borrower's loans, were abolished, a substantial portion of the Company's non-consolidated portfolio would be at risk of being consolidated away by a competitor. On the other hand, abolition of the rule would also open up a portion of the rest of the market and provide the Company with the potential to gain market share. Other potential changes to the Higher Education Act relating to consolidation loans that could adversely impact the Company include allowing refinancing of consolidation loans, which would open approximately 62% of the Company's portfolio to such refinancing, and increasing origination fees paid by lenders in connection with making consolidation loans.

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

In addition, as of September 30, 2005, third parties owned approximately 53% of the loans the Company serviced. To the extent that third-party servicing clients reduce the volume of student loans that the Company processes on their behalf, the Company's income would be reduced, and, to the extent the related costs could not be reduced correspondingly, net income could be materially adversely affected. Such volume reductions occur for a variety of reasons, including if third-party servicing clients commence or increase internal servicing activities, shift volume to another service provider, perhaps because such other service provider does not compete with the client in student loan originations and acquisitions, or exit the FFEL Program completely.

The Company's inability to maintain strong relationships with significant schools, branding and forward flow partners, servicing customers, guaranty agencies, and software licensees could result in loss of:

o  loan origination volume with borrowers attending certain schools;

o loan origination volume generated by some of the Company's branding and forward flow partners;

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

The business of servicing Canadian student loans by EDULINX is limited to a small group of servicing customers and the agreement with the largest of such customers is currently scheduled to expire in March 2006. EDULINX cannot guarantee that it will obtain a renewal of the servicing agreement with this largest customer or that it will maintain its other servicing agreements and the termination of any such servicing agreements could result in an adverse effect on its business.

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

In September 2005, the Company was re-designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFELP default claims submitted for reimbursement during a 12-month period (June 1, 2005 through May 31, 2006). The Company is not subject to the 2% risk sharing on eligible claims submitted during this 12-month period. Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are eligible for the 100% reimbursement. The Company is entitled to receive this benefit as long as it and/or its service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. In addition, service providers must apply for redesignation as an Exceptional Performer with the Department on an annual basis. The Company first earned its Exceptional Performer designation effective June 1, 2004.

As of September 30, 2005, more than 99% of the Company's federally insured loans were serviced by providers designated as Exceptional Performers. Of this portion, the Company serviced approximately 93% and third parties serviced approximately 7%. If the Company or a third party servicer were to lose its Exceptional Performer designation, either by the Department discontinuing the program or the Company or third party servicer not meeting the required servicing standards or failing to get re-designated during the annual application process, loans serviced by the Company or such third party would become subject to the 2% risk sharing for all claims submitted after loss of the designation.

Pursuant to the terms of the Higher Education Act, the FFEL Program is periodically amended, and the Higher Education Act is generally reauthorized by Congress every five to six years in order to prevent sunset of that Act. The current provisions of the Higher Education Act are scheduled to expire on December 31, 2005. Historically, the United States Congress makes changes to the provisions of the Higher Education Act during the reauthorization process. One of the changes to the Higher Education Act that is included in the House's reauthorization proposal is to the guarantee rates on FFELP loans, including proposals for a decrease in insurance and reinsurance on portfolios receiving the benefit of Exceptional Performance designation by up to 2%, from 100% to 98% of principal and accrued interest, and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by up to 2%, from 98% to 96% of principal and accrued interest. The Senate's reauthorization proposal includes a provision to end the Exceptional Performer program and to decrease the insurance and reinsurance on FFELP loans from 98% to 97% of principal and accrued interest. If the insurance and reinsurance decrease during reauthorization, the Company would have to establish a provision for loan losses related to the new risk sharing amounts. This provision would be recognized by the Company upon the effective date of the new provisions of the Higher Education Act, which is estimated to be October 1, 2006. See, " - Risks - Political/Regulatory Risk."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company's primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates. Because the Company generates the majority of its earnings from its student loan spread, the interest sensitivity of the balance sheet is a key profitability driver. The majority of student loans have variable-rate characteristics in certain interest rate environments. Some of the student loans include fixed-rate components depending upon the rate reset provisions, or, in the case of consolidation loans, are fixed to the borrower at the weighted average interest rate of the underlying loans at the time of consolidation. The following table sets forth the Company's loan assets and debt instruments by rate characteristics:

                                    AS OF SEPTEMBER 30, 2005    AS OF DECEMBER 31, 2004
                                   -------------------------   -------------------------
                                       DOLLARS      PERCENT       DOLLARS        PERCENT
                                   --------------  ---------   ---------------  --------
                                                  (DOLLARS IN THOUSANDS)
Fixed-rate loan assets...........  $ 4,714,036       29.1 %    $  5,559,748       41.8 %
Variable-rate loan assets........   11,471,685       70.9         7,739,346       58.2
                                   --------------  ---------   ---------------   --------
    Total........................  $16,185,721      100.0 %    $ 13,299,094      100.0 %
                                   ==============  =========   ===============   ========

Fixed-rate debt instruments......  $   850,732        4.9 %    $    712,641        5.0%
Variable-rate debt instruments...   16,567,920       95.1        13,587,965       95.0
                                   --------------  ---------   ---------------   --------
   Total.........................  $17,418,652      100.0 %    $ 14,300,606      100.0 %
                                   ==============  =========   ===============   ========

The following table shows the Company's student loan assets currently earning at a fixed rate as of September 30, 2005:


                      BORROWER/        ESTIMATED
                       LENDER          VARIABLE       BALANCE OF
    FIXED INTEREST    WEIGHTED        CONVERSION      FIXED-RATE
     RATE RANGE     AVERAGE YIELD       RATE (a)      LOAN ASSETS
    -------------- ----------------  --------------  --------------
                          (DOLLARS IN THOUSANDS)
     6.5 - 7.0%         6.71%            4.07%         $   355,993
      7.0 - 8.0         7.51             4.87              321,057
        > 8.0           8.55             5.91              935,846
    9.5 floor yield     9.50             6.86            3,101,140
                                                     --------------
                                                       $ 4,714,036
                                                     ==============
----------

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

The following table summarizes the notional values and weighted average interest rates of the Company's outstanding derivative instruments used to hedge the fixed-rate student loan portfolio as of September 30, 2005 (dollars in millions):


                             FIXED/         WEIGHTED    FLOATING/      WEIGHTED
                         FLOATING SWAPS  AVERAGE FIXED     FIXED     AVERAGE FIXED  NET NOTIONAL
        MATURITY            (a)(b)        RATE (a)(b)    SWAPS (c)     SWAPS (c)       AMOUNT
------------------------- -------------  ------------- ------------- -------------  ------------
2005.....................   $ 600            2.23  %      $ 800           3.58 %      $ (200)
2006.....................     613            2.99           --              --           613
2007.....................     512            3.42           --              --           512
2008.....................     463            3.76           --              --           463
2009.....................     312            4.01           --              --           312
2010 and thereafter......   1,938            4.29           --              --         1,938
                         ------------    ------------   -----------   ------------  ------------
  Total..................   $ 4,438          3.66  %      $ 800           3.58 %     $ 3,638
                         ============    ============   ===========   ============  ============

----------

(a) A fixed/floating swap is an interest rate swap in which the Company agrees to pay a fixed rate in exchange for a floating rate. The interest rate swap converts a portion of the Company's variable-rate debt (equal to the notional amount of the swap) to a fixed rate for a period of time, fixing the relative spread between a portion of the Company's student loan assets and the converted fixed-rate liability. The weighted average fixed rate is the rate paid by the Company on these interest rate swaps.

(b) Includes an interest rate swap with a notional amount of $250 million that expired on October 3, 2005 with a fixed rate of 1.75%.

(c) A floating/fixed swap is an interest rate swap in which the Company agrees to pay a floating rate in exchange for a fixed rate. The interest rate swap converts a portion of the Company's fixed-rate debt (equal to the notional amount of the swap) to a floating rate for a period of time. The weighted average fixed rate is the rate received by the Company on these interest rate swaps.

In addition to the interest rate swaps summarized above, as of September 30, 2005, the Company had $561 million of fixed-rate debt (excluding certain of the Company's fixed-rate unsecured debt of $290 million) that was used to hedge the fixed-rate student loan portfolio.

Subsequent to September 30, 2005, the Company acquired approximately $690 million in additional fixed-rate student loan assets earning at a rate greater than 6.5% as a result of the business acquisition of LoanSTAR and student loan portfolio acquisition from Chela. The Company's risk committee will assess the additional interest rate risk exposure as a result of these acquisitions as part of its overall risk management strategy.

The Company also has one basis swap with a notional amount of $500 million that matures in August 2006. A basis swap is an interest rate swap agreement in which the Company agrees to pay a floating rate in exchange for another floating rate, based upon different market indices. The Company has employed basis swaps to limit its sensitivity to dramatic fluctuations in the underlying indices used to price a portion of its variable-rate assets and variable-rate debt.

The Company accounts for its derivative instruments in accordance with SFAS No.
133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the majority of the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company's operating results. Changes or shifts in the forward yield curve can significantly impact the valuation of the Company's derivatives. Accordingly, changes or shifts to the forward yield curve will impact the financial position, results of operations, and cash flows of the Company. During 2005, the Company accounted for one interest rate swap with a notional amount of $150 million as a cash flow hedge in accordance with SFAS No. 133. Gains and losses on the effective portion of this qualifying hedge are accumulated in other comprehensive income and reclassified to current period earnings over the period in which the stated hedged transactions impact earnings. Ineffectiveness is recorded to earnings through interest expense. This swap expired in September 2005.

The following is a summary of the amounts included in derivative market value adjustment and net settlements on the consolidated statements of operations related to those derivative instruments that do not qualify for hedge accounting:

                                                THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------   ------------------------------
                                                      2005           2004               2005           2004
                                                -------------  ----------------   --------------  --------------
                                                                     (DOLLARS IN THOUSANDS)
Change in fair value of derivative instruments..   $65,382         (39,757)          74,300          (39,209)
Settlements, net................................    (2,962)        (16,457)         (19,049)         (19,389)
                                                ------------  --------------     ------------     ------------
Derivative market value adjustment and
   net settlements                                 62,420         (56,214)           55,251          (58,598)
                                                ============  ==============     ============     ============

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

                                                                            THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                         ---------------------------------------------------------------------------
                                                         CHANGE FROM DECREASE OF   CHANGE FROM INCREASE OF   CHANGE FROM INCREASE OF
                                                            100 BASIS POINTS          100 BASIS POINTS            200 BASIS POINTS
                                                         -----------------------  ------------------------  ------------------------
                                                          Dollars      Percent      Dollars      Percent      Dollars      Percent
                                                         -----------  ----------  ------------  ----------  ------------  ----------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Effect on earnings:
     Increase (decrease) in pre-tax net income before
         impact of derivative settlements..............  $14,264          12.6 %   $ (9,730)        (8.6)%  $ (17,781)       (15.7)%
     Impact of derivative settlements..................   (9,134)         (8.1)       9,134          8.1       18,269         16.1
                                                         -----------  ----------  ------------  ----------  ------------  ----------
     Increase (decrease) in net income before taxes....  $ 5,130           4.5     $   (596)        (0.5)%  $     488          0.4%
                                                         ===========  ==========  ============  ==========  ============  ==========
     Increase (decrease) in basic and diluted
         earning per share.............................  $  0.06                   $  (0.01)                $    0.01
                                                         ===========              ============              ============


                                                                       THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                         ---------------------------------------------------------------------------
                                                         CHANGE FROM DECREASE OF   CHANGE FROM INCREASE OF   CHANGE FROM INCREASE OF
                                                            100 BASIS POINTS          100 BASIS POINTS            200 BASIS POINTS
                                                         -----------------------  ------------------------  ------------------------
                                                          Dollars      Percent      Dollars      Percent      Dollars      Percent
                                                         -----------  ----------  ------------  ----------  ------------  ----------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Effect on earnings:
     Increase (decrease) in pre-tax net income before
         impact of derivative settlements.............. $.18,782         157.2 %  $ (12,438)      (104.1)%  $ (23,776)      (199.0)%
     Impact of derivative settlements..................  (15,662)       (131.1)      15,662        131.1       31,324        262.2
                                                         -----------  ----------  ------------  ----------  ------------  ----------
     Increase in net income before taxes............... $  3,120          26.1 %  $   3,224         27.0 %  $   7,548         63.2%
                                                         ===========  ==========  ============  ==========  ============  ==========
     Increase in basic and diluted
         earning per share............................. $   0.04                  $    0.04                 $    0.09
                                                         ===========              ============              ============


                                                                              NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                         ---------------------------------------------------------------------------
                                                         CHANGE FROM DECREASE OF   CHANGE FROM INCREASE OF   CHANGE FROM INCREASE OF
                                                            100 BASIS POINTS          100 BASIS POINTS            200 BASIS POINTS
                                                         -----------------------  ------------------------  ------------------------
                                                          Dollars      Percent      Dollars      Percent      Dollars      Percent
                                                         -----------  ----------  ------------  ----------  ------------  ----------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Effect on earnings:
     Increase (decrease) in pre-tax net income before
         impact of derivative settlements..............  $58,620          26.9 %  $ (26,852)       (12.3)%  $ (46,971)       (21.6)%
     Impact of derivative settlements..................  (29,044)        (13.3)      29,044         13.3       58,089         26.7
                                                         -----------  ----------  ------------  ----------  ------------  ----------
     Increase in net income before taxes............... $ 29,576          13.6 %  $   2,192          1.0 %  $  11,118          5.1 %
                                                         ===========  ==========  ============  ==========  ============  ==========
     Increase in basic and diluted
         earning per share............................. $  0.35                   $    0.03                 $    0.13
                                                         ===========              ============              ============


                                                                          NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                         ---------------------------------------------------------------------------
                                                         CHANGE FROM DECREASE OF  CHANGE FROM INCREASE OF    CHANGE FROM INCREASE OF
                                                            100 BASIS POINTS         100 BASIS POINTS            200 BASIS POINTS
                                                         ----------------------- ------------------------  ------------------------
                                                          Dollars      Percent     Dollars      Percent      Dollars      Percent
                                                         -----------  ---------- ------------  ----------  ------------  ----------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Effect on earnings:
     Increase (decrease) in pre-tax net income before
         impact of derivative settlements.............. $ 65,878          41.0 %  $ (32,411)       (20.1)%  $ (59,626)       (37.1)%
     Impact of derivative settlements..................  (29,306)        (18.2)      29,306         18.2       58,613         36.4
                                                         -----------  ---------- ------------  ----------  ------------  ----------
     Increase (decrease) in net income before taxes.... $ 36,572          22.8 %  $  (3,105)        (1.9)%  $  (1,013)        (0.7)%
                                                         ===========  ========== ============  ==========  ============  ==========
     Increase (decrease) in basic and diluted
         earning per share............................. $   0.42                  $   (0.04)                $   (0.01)
                                                         ===========             ============              ============

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

ITEM 6.  EXHIBITS

        2.1 Stock and Asset Purchase Agreement dated as of October 3, 2005 among Nelnet, Inc., NNI Acquisition Servicing Limited Partnership, Greater Texas Foundation, and LoanSTAR Systems, Inc., filed as Exhibit 2.1 to Nelnet, Inc.'s Current Report on Form 8-K filed on October 3, 2005 and incorporated herein by reference.

        2.2 Asset Purchase Agreement dated as of September 27, 2005, among Nelnet, Inc., Chela Education Financing, Inc. and The Education Financing Foundation of California, filed as Exhibit 2.2 to Nelnet, Inc.'s Current Report on Form 8-K filed on October 26, 2005 and incorporated herein by reference.

        10.1*   Amended Nelnet, Inc. Employee Share Purchase Plan.

        10.2 Credit Agreement dated August 19, 2005, among Nelnet, Inc., JPMorgan Chase Bank, N.A. individually and as Administrative Agent, Citibank, N.A. individually and as Syndication Agent and various lender parties thereto, filed as Exhibit 99.1 to Nelnet, Inc.'s Current Report on Form 8-K filed on August 25, 2005 and incorporated herein by reference.

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

                                  NELNET, INC.

Date:  November 9, 2005           By:     /s/ Michael S. Dunlap
                                  ----------------------------------------------
                                  Name:  Michael S. Dunlap
                                  Title: Chairman and Co-Chief Executive Officer


                                  By:     /s/ Stephen F. Butterfield
                                  ----------------------------------------------
                                  Name:   Stephen F. Butterfield
                                  Title:  Vice-Chairman and Co-Chief
                                          Executive Officer


                                  By:     /s/ Terry J. Heimes
                                  ----------------------------------------------
                                  Name:   Terry J. Heimes
                                  Title:  Chief Financial Officer