Form 10-K
period 2005-12-31
NELNET INC
filed 2006-03-13
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

COMMISSION FILE NUMBER 001-31924

NELNET, INC.
(Exact name of Registrant as specified in its certificate of incorporation)
NEBRASKA	84-0748903
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

121 SOUTH 13TH STREET, SUITE 201 LINCOLN, NEBRASKA	68508
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (402) 458-2370

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
TITLE OF EACH CLASS
Class A Common Stock, Par Value $0.01 per Share

NAME OF EACH EXCHANGE ON WHICH REGISTERED:
New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
     Large accelerated filer  ☒   Accelerated filer   ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant on June 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the Registrant’s Class A Common Stock on that date of $33.27, was $705,768,720. For purposes of this calculation, the Registrant’s directors, executive officers, and greater than 10 percent shareholders are deemed to be affiliates.

As of February 17, 2006, there were 40,077,949 and 13,942,954 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2006 Annual Meeting of Shareholders scheduled to be held May 25, 2006 are incorporated by reference into Part III of this Form 10-K.

NELNET, INC.
FORM 10-K
TABLE OF CONTENTS

This report contains forward-looking statements and information that are based on management’s current expectations as of the date of this document. When used in this report, the words “anticipate,” “believe,” “estimate,” “intend,” and “expect,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this Form 10-K and changes in the terms of student loans and the educational credit marketplace arising from the implementation of or changes in applicable laws and regulations, which may reduce the volume, average term, and costs of yields on student loans under the Federal Family Education Loan Program (the “FFEL Program” or “FFELP”) of the U.S. Department of Education (the “Department”) or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; and changes in prepayment rates and credit spreads. References to “the Company” refer to Nelnet, Inc. and its subsidiaries.

PART I.

ITEM 1. BUSINESS

Overview

The Company is one of the leading education services and finance companies in the United States and is focused on providing quality products and services to students, families, and schools nationwide. Headquartered in Lincoln, Nebraska, the Company ranks among the nation’s leaders in terms of total student loan assets originated, consolidated, held, and serviced, principally consisting of loans originated under the FFEL Program. A detailed description of the FFEL Program appears in Appendix A to this annual report on Form 10-K (the “Report”).

The Company offers a broad range of pre-college, in-college, and post-college products and services. The Company’s products and services are focused on providing value to students, families, and schools throughout the education and education finance process.

Prior to college enrollment, the Company offers families the ability to manage education costs with savings plans and tuition payment services. The Company is the nation’s largest tuition payment plan administrator, managing over 650,000 K-12 and post-secondary plans. The Company also provides toll-free access to students and parents as they search for colleges and scholarships, and complete the enrollment and financial aid process through the Company’s college planning center.

Upon enrollment, the Company works with schools and families to originate Stafford, PLUS, and private loans as well as providing technology solutions to maximize efficiencies in the financial aid, admissions, and bursar’s offices.

After students graduate, the Company assists with debt management, loan repayment, and loan consolidation.

Management believes the Company’s business and asset acquisitions in recent years have enhanced its position as a vertically-integrated industry leader. These acquisitions allow the Company to expand the products and services delivered to customers and further diversify revenue and asset generation streams. In 2004 and 2005, the following acquisitions contributed to the continued diversification of the Company.

Premiere Credit of North America, LLC (“Premiere”) – Premiere is a collection services company that specializes in the collection of educational debt. The Company acquired 50% of the membership interests in Premiere and accounts for Premiere using the equity method of accounting.

Rhode Island Student Loan Authority (“RISLA”) – The Company acquired rights, title, and interest in certain assets of RISLA, a non-profit state authority in Rhode Island, including the right to originate student loans in RISLA’s name.

SLAAA Acquisition Corp. (“SLAAA”) – SLAAA is a student loan secondary market and was a former 150(d) student loan funding corporation held by the Arizona Foundation for Educational Advancement.

infiNET Integrated Solutions, Inc. (“infiNET”) – infiNET provides software for customer focused electronic transactions, information sharing, and electronic account and bill presentment for colleges, universities, and healthcare organizations.

EDULINX Canada Corporation (“EDULINX”) – EDULINX is a Canadian corporation that engages in originating and servicing of Canadian student loans.

Student Marketing Group, Inc. (“SMG”) – SMG is a full service direct marketing agency providing a wide range of products and services to help businesses reach the middle school, high school, college bound high school, college, and young adult marketplaces. In addition, SMG provides marketing services and college bound student lists to college and university admissions offices nationwide.

National Honor Roll, LLC (“NHR”) – NHR recognizes middle and high school students for exceptional academic success by providing publication in the National Honor Roll Commemorative Edition, scholarships, a college admissions notification service, and notices to local newspapers and elected officials.

FACTS Management Co. (“FACTS”) – FACTS provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to K-12 and post-secondary educational institutions, families, and students. In addition, FACTS provides financial needs analysis for students applying for aid in private and parochial K-12 schools.

Foresite Solutions, Inc. (“Foresite”) – Foresite develops complementary Web-based software applications that improve the administration of financial aid offices and work-study programs at colleges and universities.

LoanSTAR Funding Group, Inc. (“LoanSTAR”) – LoanSTAR is a Texas-based secondary market and loan originator.

Chela Education Financing, Inc. (“Chela”) – The Company acquired a FFELP student loan portfolio and certain servicing and origination rights from Chela. In addition, the Company purchased the rights to the Chela brand.

College Access Network (“CAN”) – Under an agreement with CAN, the Company provides certain guarantee operations and student loan servicing.

5280 Solutions, LLC (“5280”) – 5280 provides information technology products and services with core areas of business in student loan software solutions for schools, lenders, and guarantors; technical consulting services; and enterprise content management.

FirstMark Services, LLC (“FirstMark”) – FirstMark specializes in originating and servicing privately funded education loans outside the federal student loan programs.

Reportable Business Segments

The Company is a vertically integrated education services and finance organization that has five operating segments as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), as follows: Asset Management, Student Loan and Guarantee Servicing, Software Services, Direct Marketing, and Payment Management Services. The addition of Direct Marketing and Payment Management Services as operating segments in 2005 is a result of the Company’s acquisitions of SMG and NHR and FACTS, respectively. The Asset Management and Student Loan and Guarantee Servicing operating segments meet the quantitative thresholds identified in SFAS No. 131 as reportable segments. The Software Services, Direct Marketing, and Payment Management Services operating segments do not meet the quantitative thresholds and therefore their financial data is combined and shown as “other” in the Company’s segment presentation.

In 2005, the Asset Management, Student Loan and Guarantee Servicing, and other segments generated 69.2%, 24.7%, and 6.1%, respectively, of the Company’s total segment revenues (excluding intersegment revenue) and 73.1%, 23.3%, and 3.6%, respectively, of its segment net income before taxes. As of December 31, 2005, the percentage of assets applicable to the Asset Management, Student Loan and Guarantee Servicing, and other segments (excluding intersegment and corporate assets) was 97.1%, 2.2%, and 0.7%, respectively. The Company’s derivative market value adjustment is included in the Asset Management segment. Because the majority of the Company’s derivatives do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the derivative market value adjustment can cause the percentage of revenue and net income before taxes to fluctuate from period to period between segments. For additional information on the Company’s segment reporting, see note 17 of the notes to the consolidated financial statements, which are included in this Report.

Geographically, substantially all of the Company’s revenues are earned from customers in the United States except for revenue generated from servicing Canadian student loans as a result of the acquisition of EDULINX in December 2004. For the years ended December 31, 2005 and 2004, the Company recognized revenue of $59.2 million and $4.6 million, respectively, from Canadian student loan servicing customers.

Asset Management

The Company’s asset management business is its largest product and service offering and drives the majority of its earnings. The Company owns a large portfolio of student loan assets through a series of education lending subsidiaries. The Company obtains loans through direct origination or through acquisition of loans. The education lending subsidiaries primarily invest in student loans, through an eligible lender trustee, made under Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”). Certain subsidiaries also invest in non-federally insured student loans.

The Company’s education lending subsidiaries are engaged in the securitization of education finance assets. These education lending subsidiaries hold beneficial interests in eligible loans, subject to creditors with specific interests. The liabilities of the Company’s education lending subsidiaries are not the obligations of Nelnet, Inc. or any of its other subsidiaries and cannot be consolidated in the event of bankruptcy. The transfers of student loans to the eligible lender trusts do not qualify as sales under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), as the trusts continue to be under the effective control of the Company. Accordingly, all the financial activities and related assets and liabilities, including debt, of the securitizations are reflected in the Company’s consolidated financial statements.

Student loans beneficially owned by the education lending subsidiaries include those originated under the FFEL Program, including the Stafford Loan Program, the Parent Loan for Undergraduate Students (“PLUS”) program, the Supplemental Loans for Students (“SLS”) program, and loans that consolidate certain borrower obligations (“Consolidation”). The following table summarizes the composition of the Company’s student loan portfolio, exclusive of the unamortized costs of origination and acquisition, as of December 31, 2005 (loan balances in thousands).

Loans outstanding	$19,912,955
Federally insured loans:
Stafford	$6,434,655
PLUS/SLS	$376,042
Consolidation	$13,005,378
Non-federally insured loans	$96,880
Number of borrowers	1,370,111
Average outstanding principal balance per borrower	$14,534
Number of loans	3,172,771
Average outstanding principal balance per loan	$6,276
Weighted average annual borrower interest rate	4.71%
Weighted average remaining term (months)	203

The Company’s earnings and earnings growth are directly affected by the size of its portfolio of student loans, the interest rate characteristics of its portfolio, the costs associated with financing and managing its portfolio, and the costs associated with origination and acquisition of the student loans in the portfolio. The Company generates the majority of its earnings from the spread, referred to as its student loan spread, between the yield it receives on its student loan portfolio and the cost of funding these loans. While the spread may vary due to fluctuations in interest rates, special allowance payments from the federal government ensure the Company receives a minimum yield on its student loans, so long as certain requirements are met.

Student Loan Originations and Acquisitions

The Company originates and acquires loans through its direct channel, branding partner channel, forward flow channel, and through spot purchases. Through these channels, the Company originated or acquired $5.4 billion in student loans in 2005. In addition, the Company acquired $3.1 billion of student loans through portfolio and business acquisitions in 2005.

Through its direct to consumer channel, the Company originates student loans in one of its brand names directly to students and parent borrowers. In 2005, 51.7% of the Company’s student loan channel additions were attributable to this channel, including loans originated through consolidation. Student loans that the Company originates through its direct channel are the most profitable student loans because these loans typically cost less than loans acquired through the other channels, and they remain in the Company’s portfolio for a longer period of time. Once a student’s loans have entered the grace or repayment period, they are eligible to be consolidated if they meet certain requirements. Loan consolidation allows borrowers to make a single payment per month and extend their loan repayment period. In addition to these attributes, in recent years, historically low interest rates have contributed to the demand for consolidation loans. To meet this demand, the Company has developed an extensive loan consolidation department to serve borrowers with loans in the Company’s portfolio as well as borrowers whose loans are held by other lenders.

Through its branding partner channel, the Company acquires student loans from lenders to whom it provides marketing and origination services established through various contracts with these lenders. In 2005, 23.9% of the Company’s student loan channel additions were attributable to this channel. The Company frequently acts as an exclusive marketing agent for branding partners in specified geographic areas. The Company ordinarily purchases loans originated by those branding partners pursuant to a contractual commitment, at a premium above par, shortly following full disbursement of the loans. The Company ordinarily retains rights to acquire loans subsequently made to the same borrowers, or serial loans. Some branding partners, however, retain rights to portions of their loan originations. Origination and servicing of loans made by branding partners is primarily performed by the Company under loan origination and servicing agreements that generally provide for “life of loan” servicing so that loans need not be moved to a different servicer upon purchase by the Company. The marketing agreements and commitments to purchase loans are ordinarily for the same term, which are commonly three to five years in duration. These agreements ordinarily contain provisions for automatic renewal for successive terms, subject to termination by notice at the end of a term or early termination for breach. The Company is generally obligated to purchase all of the loans originated by the branding partners under these commitments, although the branding partners are not necessarily obligated to provide the Company with a minimum amount of loans.

In addition to the branding partner channel, the Company has established a forward flow channel for acquiring FFELP loans from lenders to whom it provides origination services, but provides no marketing services, or who agree to sell loans to the Company under forward sale commitments. In 2005, 21.3% of the Company’s student loan channel additions were attributable to this channel. These forward flow commitments frequently obligate the lender to sell all loans made by the lender, but in other instances are limited to sales of loans originated in certain specific geographic regions or exclude loans that are otherwise committed for sale to third parties. The Company is generally obligated to purchase loans subject to forward flow commitments shortly following full disbursement, although the forward flow lenders are not necessarily obligated to provide the Company with a minimum amount of loans. The Company also typically retains rights to purchase serial loans. The loans subject to purchase are generally subject to a servicing agreement with the Company for the life of each such loan. Such forward flow commitments ordinarily are for terms of three to five years in duration.

The Company also acquires student loan portfolios from various entities under “one-time” agreements, or spot purchases, which accounted for 3.1% of the Company’s student loan channel additions in 2005.

Student Loan Financing

The Company’s Capital Markets department provides financing options to fund the Company’s student loan portfolio. The Company relies upon secured financing vehicles as its most significant source of funding for student loans on a long-term basis. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. The Company’s rights to cash flow from securitized student loans are subordinate to bondholder interests and may fail to generate any cash flow beyond what is due to bondholders.

As of December 31, 2005, the Company had a student loan warehousing capacity of $6.6 billion through 364-day commercial paper conduit programs (of which $4.8 billion was outstanding and $1.8 billion was available for future use). The financings are constructed to offer short-term capital and are annually renewable. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. The Company uses its large warehousing capacity to pool student loans in order to maximize loan portfolio characteristics for efficient financing and to properly time market conditions for movement of the loans. Generally, loans that best fit long-term financing vehicles are selected to be transferred into long-term securitizations. Because transferring those loans to a long-term securitization includes certain fixed administrative costs, the Company maximizes its economies of scale by executing large transactions to create the securitizations that routinely price in line with SLM Corporation, its largest competitor.

The Company had $16.5 billion in asset-backed securities issued and outstanding as of December 31, 2005. These asset-backed securities allow the Company to finance student loan assets over multiple years. In 2005, the Company completed four asset-backed securitizations totaling $6.5 billion, which made the Company the second largest issuer of student loan asset-backed securities for the year.

Interest Rate Risk Management

Because the Company generates the majority of its earnings from its student loan spread, the interest sensitivity of the balance sheet is a key profitability driver. The majority of the student loans held by the Company have variable-rate characteristics in certain interest rate environments. Some of the student loans include fixed-rate components depending upon the rate reset provisions, or, in the case of consolidation loans, are fixed at the weighted average interest rate of the underlying loans at the time of consolidation. On those FFELP loans with fixed-term borrower rates, primarily consolidation loans, the Company earns interest at the greater of the borrower rate or a variable rate based on the special allowance payment formula set by the Department.

Historically, the Company has followed a policy of funding the majority of its student loan portfolio with variable-rate debt. In a low interest rate environment, the FFELP loan portfolio yields excess income primarily due to the reduction in interest rates on the variable-rate liabilities that fund student loans at a fixed borrower rate. Therefore, absent utilization of derivative instruments, in a low interest rate environment, a rise in interest rates will have an adverse effect on earnings. In higher interest rate environments, where the interest rate rises above the borrower rate and the fixed-rate loans become variable-rate (as the Company receives special allowance payments from the Department) and are effectively matched with variable-rate debt, the impact of rate fluctuations is substantially reduced.

The Company attempts to match the interest rate characteristics of pools of loan assets with debt instruments of substantially similar characteristics, particularly in rising interest rate markets. Due to the variability in duration of the Company’s assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities and the Company’s outlook as to current and future market conditions. Based on those factors, the Company will periodically use derivative instruments as part of its overall risk management strategy to manage risk arising from its fixed-rate and variable-rate financial instruments. For further information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

Allowance for Loan Losses

The federal government currently guarantees 98% of the principal of and the interest on federally insured student loans, which limits the Company’s loss exposure to 2% of the outstanding balance of the Company’s federally insured portfolio. In September 2005, the Company was re-designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFELP default claims submitted for reimbursement during a 12-month period (June 1, 2005 through May 31, 2006). The Company is not subject to the 2% risk sharing on eligible claims submitted during this 12-month period. Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are eligible for the 100% reimbursement. As of December 31, 2005, more than 95% of the Company’s federally insured loans were serviced by providers designated as Exceptional Performers.

Pursuant to the terms of the Higher Education Act, the FFEL Program is periodically amended, and the Higher Education Act is generally reauthorized by Congress every five to six years in order to prevent sunset of that Act. Historically, the United States Congress makes changes to the provisions of the Higher Education Act during the reauthorization process. On February 8, 2006, the Higher Education Reconciliation Act (“HERA”) of 2005 was enacted into law. HERA effectively reauthorized the Title IV provisions of the FFEL Program through 2012. One of the changes from HERA was to lower the guarantee rates on FFELP loans, including a decrease in insurance and reinsurance on portfolios receiving the benefit of Exceptional Performance designation by 1%, from 100% to 99% of principal and accrued interest (effective July 1, 2006), and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by 1%, from 98% to 97% of principal and accrued interest (effective for all loans first disbursed on and after July 1, 2006).

Drivers of Growth in the Student Loan Industry

The increase in the Company’s student loan portfolio from $13.5 billion as of December 31, 2004 to $20.3 billion at December 31, 2005, or 51%, is driven by the growth in the overall student loan marketplace. The student loan marketplace growth is a result of rising higher education enrollment and the rising annual costs of education, which is illustrated in the following charts.

Source: U.S. Department of Education, The College Board, National Center for Education Statistics, Octameron Associates

Source: U.S. Department of Education, The College Board, National Center for Education Statistics, Octameron Associates
(1) Annual average tuition at private, four-year institutions using constant 2005 dollars.

As a result of estimated higher education enrollment and the increase in the cost of education, it is estimated that student loan originations will continue to grow similar to historical levels.

Source: U.S. Department of Education, The College Board, National Center for Education Statistics, Octameron Associates

Competition

The Company faces competition from many lenders in the highly competitive student loan industry. Through its size, the Company has leveraged economies of scale to gain market share and competes by offering a full array of FFELP and non-federally insured loan products and services. In addition, the Company has attempted to differentiate itself from other lenders through its vertical integration, technology, and strong relationships with colleges and universities.

The Company views SLM Corporation, the parent company of Sallie Mae, as its largest competitor in loan origination and student loans held. Large national and regional banks are also strong competition, although many are involved only in origination. In different geographic locations across the country, the Company faces strong competition from the local tax-exempt student loan secondary markets. The Federal Direct Lending (“FDL”) Program in which the Federal government lends money directly to students and families, has also historically reduced the origination volume available for FFEL Program participants. In 2005, the FDL Program accounted for approximately 23% of total student loan volume, although this portion of total volume has decreased from approximately 33% in 1998. In addition, in the last few years, low interest rates have attracted many new competitors to the student loan consolidation business.

Recent Developments Related to the Reauthorization of the Higher Education Act

HERA was enacted into law on February 8, 2006, and effectively reauthorized the Title IV provisions of the FFEL Program through 2012. HERA did not reauthorize the entire Higher Education Act, which is set to expire on March 31, 2006. Therefore, further action will be required by Congress to either extend or reauthorize the remaining titles of the Higher Education Act.

Among the more significant changes from HERA are:

o	An increase in annual Stafford loan limits as of July 1, 2007, for first-year and second-year undergraduate students as well as graduate and professional students;

o	An increase to the scheduled fixed interest rate change for PLUS loans from 7.9% to 8.5%(1);

o	The expansion of the PLUS program to include graduate and professional students;

o	A reduction in lender insurance from 100% to 99% for those designated as Exceptional Performers and from 98% to 97% for those without the designation;

o	The elimination of a borrower’s ability to waive the in-school and grace periods on a Stafford loan in order to consolidate while still enrolled;

o	The limitation of a borrower’s ability to consolidate a consolidation loan between the FFEL or FDL Programs;

o	An incremental phase out of the borrower 3% origination fee over a five-year period;

o	The elimination of the School-As-Lender program on a prospective basis for schools which did not meet the qualifying criteria on February 7, 2006, and have not made loans under those criteria as of April 1, 2006;

o	The permanent elimination of 9.5% floor income on new loans previously financed with pre-October 1, 1993 tax-exempt bonds as well as the elimination of recycling for loans made or purchased on or after February 8, 2006, with exceptions for certain governmental or non-profit entities; and

o	The remitting of excess interest by the lender to the Department when the special allowance calculation is less than the interest rate for a given quarter.

(1)As a result of Public Law 107-139 enacted on February 8, 2002, interest rates for Stafford and PLUS loans have been scheduled to change from a variable interest rate to a fixed interest rate for loans first disbursed on or after July 1, 2006. New Stafford loans will have a fixed interest rate of 6.8%. New PLUS loans were scheduled to change to a fixed interest rate of 7.9%; however, HERA changed the 7.9% fixed rate to 8.5% fixed.

Many, but not all, of the provisions are effective July 1, 2006. HERA defined triggering events for some of the provisions; however, for those provisions in which the law did not define a triggering event, the Company is working with other participants in the FFEL Program and the Department to define the applicable triggering events.

Although HERA delivers some financial cuts to lenders, the Company believes this law provides benefits for students, while balancing taxpayer interests. The Company intends to focus its energies on maximizing the value of these program changes for its school and student customers, which the Company believes will also help to ensure the long-term viability of the FFEL Program.

Seasonality

Seasonality for the Asset Management segment is discussed under the caption “Seasonality” below.

Student Loan and Guarantee Servicing

The Company specializes in the servicing of FFEL Program loans, non-federally insured student loans, and loans under the Canadian government-sponsored student loan program. The Company’s servicing division offers lenders across the U.S. and Canada a complete line of education loan services, including application processing, disbursement of funds, customer service, account maintenance, federal reporting and billing collections, payment processing, default aversion, claim filing, and recovery of non-guaranteed loans. The Company’s student loan servicing division uses proprietary systems to manage the servicing process. These systems provide for automated compliance with most Higher Education Act regulations as well as regulations of the Canadian government-sponsored student loan program.

The Company services its student loan portfolio and the portfolios of third party customers. The following table summarizes the Company’s loan servicing volumes as of December 31, 2005:

	Company	Third party	Total

	(dollars in millions)
FFELP and private loans	$16,969	10,020	26,989
Canadian loans (in U.S. $)	—	8,139	8,139

Total	$16,969	18,159	35,128

The Company also provides servicing support for guaranty agencies, which are the organizations that serve as the intermediary between the U.S. Federal government and the lender of FFELP loans and who are responsible for paying the claims made on defaulted loans. The Company’s guarantee servicing division uses a proprietary system to manage the servicing support process and to provide for automated compliance with most Higher Education Act regulations. In addition, under an agreement with CAN, the Company provides certain other guarantee operations.

As a result of the Company’s acquisition of EDULINX in December 2004 and expanded relationship with CAN in November 2005, revenue from student loan and guarantee servicing has grown from $100.1 million in 2004 to $152.5 million in 2005.

Customers

As of December 31, 2005, the Company provided student loan servicing to more than 3.2 million borrowers and had servicing agreements with more than 400 customers.

The business of servicing Canadian student loans by EDULINX is limited to a small group of servicing customers and the agreement with the largest of such customers is currently scheduled to expire in July 2007. During 2005, the Company recognized $42.4 million, or 28% of its loan and guarantee servicing income, from this customer. EDULINX cannot guarantee that it will obtain a renewal of this largest servicing agreement or that it will maintain its other servicing agreements, and the termination of any such servicing agreements could result in a material adverse effect on the Company.

The Company’s guarantee servicing is also limited to a small group of customers. During 2005, the Company recognized $20.5 million, or 13% of its loan and guarantee servicing income, from five customers.

Competition

As the Company expands its student loan origination and acquisition activities, it may face increased competition with some of its servicing customers. This has in the past resulted in servicing customers terminating their servicing relationships with the Company, and the Company could, in the future, lose more servicing customers as a result. However, due to its life-of-loan servicing agreements, the Company does not expect the potential loss of customers to have a material adverse effect on its results of operations for the foreseeable future.

Seasonality

Seasonality for the Student Loan and Guarantee Servicing segment is discussed under the caption “Seasonality” below.

Other Operating Segments

Software Services

The Company uses internally developed loan servicing software and also provides this software to third-party student loan holders and servicers. In addition, the Company provides information technology products and services, with core areas of business in student loan software solutions for schools, lenders, and guarantors; technical consulting services; and enterprise content management.

Direct Marketing

The Company provides a wide range of direct marketing products and services to help businesses reach the middle school, high school, college bound high school, college, and young adult market places. The Company also provides marketing services and college bound student lists to college and university admissions offices nationwide. In addition, the Company recognizes middle and high school students for exceptional academic success through publications and scholarships.

Payment Management Services

The Company provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to K-12 and post-secondary educational institutions, families, and students. In addition, the Company provides financial needs analysis for students applying for aid in private and parochial K-12 schools.

Seasonality

The Company earns its revenues from net interest income on its portfolio of student loans as well as from fee based revenues related to education finance operations. Net interest income is primarily driven by the size and composition of the portfolio in addition to the prevailing interest rate environment. Although originations of student loans are generally subject to seasonal trends which will generally correspond to the traditional academic school year, the size of the Company’s portfolio, the periodic acquisition of student loans through its various channels, and the run-off of its portfolio limits the seasonality of net interest income.

The Company receives servicing fees based on servicing the outstanding portfolios of third party customers. Similar to net interest income, the revenue related to these activities is primarily related to the outstanding portfolio size and composition and not directly associated with the seasonality of disbursement and originations. However, a portion of the fees received by the Company under various servicing contracts do relate to services provided in relation to the origination and disbursement of student loans. Stafford, PLUS, and Canadian loans are disbursed as directed by the school and are usually divided into two or three equal disbursements released at specified times during the school year. The two periods of August through October and December through March account for the majority of the Company’s total annual Stafford, PLUS, and Canadian loan disbursements.

Historically, the Company’s revenue associated with disbursement and origination activities were immaterial in relation to its total revenues and as a result the seasonal cyclicality related to this activity was insignificant. During 2005, the Company increased the size and scope of the fee for service activities which will likely have seasonal trends through increased origination volume, the acquisition of EDULINX in December 2004, and the Company’s expanded relationship with CAN in November of 2005.

In February 2005, the Company acquired SMG. SMG recognizes revenue from the sale of lists when the list is distributed to the customer. Revenue from the sale of lists is dependent on demand of the lists and varies from period to period. NHR, also acquired in February 2005, recognizes the majority of its revenue upon the mailing of its two primary publications. These publications have historically been mailed in the December to January and June to July time periods.

In June 2005, the Company acquired FACTS. FACTS provides tuition management services to students and families. FACTS recognizes revenue for the services provided over the contractual period with its customers. As students and families use FACTS’ services during academic school years, the Company will recognize revenue over this same period.

The Company’s operating expenses often times will not follow the revenue cyclicality as previously discussed. This is due primarily to fixed year-round personnel costs and seasonal trends in marketing costs. The Company incurs significantly more asset generation costs prior to and during the beginning of the academic school year.

Intellectual Property

The Company owns numerous trademarks and service marks (“Marks”) to identify its various products and services. As of December 31, 2005, the Company had 28 pending and 71 registered Marks. The Company actively asserts its rights to these Marks when it believes harmful infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. Each of the Marks has, upon registration, an indefinite duration so long as the Company continues to use the Mark on or in connection with such goods or services as the Mark identifies. In order to protect the indefinite duration, the Company makes filings to continue registration of the Marks. The Company owns one patent application that has been published, but has not yet been issued, with respect to a customer-loyalty program and has also actively asserted its rights thereunder in situations where the Company believes its claims may be infringed upon. The Company owns many copyright-protected works, including its various computer system codes and displays, Web sites, publications, and marketing collateral. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company’s software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company’s intellectual property.

The Company seeks federal and/or state protection of intellectual property when deemed appropriate, including patent, trademark/service mark, and copyright. The decision whether to seek such protection may depend on the perceived value of the intellectual property, the likelihood of securing protection, the cost of securing and maintaining that protection, and the potential for infringement. The Company’s employees are trained in the fundamentals of intellectual property, intellectual property protection, and infringement issues. The Company’s employees are also required to sign agreements requiring, among other things, confidentiality of trade secrets, assignment of inventions, and non-solicitation of other employees post-termination. Consultants, suppliers, and other business partners are also required to sign nondisclosure agreements to protect the Company’s proprietary rights.

Employees

As of December 31, 2005, the Company had approximately 3,300 employees. Approximately 1,300 of these employees held professional and management positions while approximately 2,000 were in support and operational positions. None of the Company’s employees are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its employees, and the Company believes that relations with its employees are good.

Available Information

Copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement, and amendments to such reports are available on the Company’s Web site free of charge as soon as reasonably practicable after such reports are filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). Investors and other interested parties can access these reports at http://www.nelnet.net. The SEC maintains an Internet site (http://www.sec.gov) that contains periodic and other reports such as annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K, respectively, as well as proxy and information statements regarding the Company and other companies that file electronically with the SEC.

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to directors, officers, and employees, including the Company’s principal executive officers and its principal financial and accounting officer, and has posted such Code of Conduct on its Web site. Amendments to and waivers granted with respect to the Company’s Code of Conduct relating to its executive officers and directors which are required to be disclosed pursuant to applicable securities laws and stock exchange rules and regulations will also be posted on its Web site. The Company’s Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter are also posted on its Web site and, along with its Code of Conduct, are available in print without charge to any shareholder who requests them. Please direct all requests as follows:

Nelnet, Inc.
121 South 13th Street, Suite 201
Lincoln, Nebraska 68508
Attention: Secretary

ITEM 1A. RISK FACTORS

If any of the following risks actually occurs, the Company’s business, financial condition, results of operations, and cash flows could be materially and adversely affected.

The Company cannot predict with certainty the outcome of the OIG audit.

A portion of the Company’s FFEL Program loan portfolio is comprised of loans currently financed or financed prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993. Based upon provisions of the Higher Education Act and regulations and guidance of the Department and related interpretations, the Company is entitled to receive special allowance payments on these loans equal to a 9.5% minimum rate of return (the “9.5% Floor”). As of December 31, 2005, the Company had $3.5 billion of FFELP loans that were receiving special allowance payments based upon the 9.5% Floor.

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

In October 2004, Congress passed and President Bush signed into law the Taxpayer-Teacher Protection Act of 2004 (the “October 2004 Act”), which prospectively suspended eligibility for the 9.5% Floor on any loans refinanced with proceeds of taxable obligations between September 30, 2004 and January 1, 2006. The loans in the Company’s student loan portfolio that have been refinanced with proceeds of taxable obligations and are receiving special allowance payments under the 9.5% Floor were all refinanced with proceeds of taxable obligations before September 30, 2004. In April 2004, the Company ceased adding to its portfolio of loans receiving special allowance payments subject to the 9.5% Floor, and thus the provisions of the October 2004 Act do not have an effect upon the eligibility of such loans to receive the 9.5% Floor.

On May 24, 2005, the Office of Inspector General of the Department (“OIG”) publicly released a Final Audit Report on Special Allowance Payments to New Mexico Educational Assistance Foundation for Loans Funded by Tax-Exempt Obligations (the “NMEAF Audit Report”). In the NMEAF Audit Report, the OIG indicated it had determined that the New Mexico Educational Assistance Foundation (“NMEAF”), an entity unrelated to the Company, received what the OIG deemed to be improper special allowance payments under the 9.5% Floor calculation for loans that were transferred as security for new debt obligations (“refunded bonds”) after the prior tax-exempt obligation was retired. The OIG recommended that the Chief Operating Officer for Federal Student Aid of the Department calculate and require repayment by NMEAF of the special allowance payments described in the NMEAF Audit Report. However, as discussed below, the Department subsequently determined that NMEAF complied with applicable laws, regulations, and Department guidance with respect to such special allowance payments.

In June 2005, the OIG commenced an audit of the portion of the Company’s student loan portfolio receiving 9.5% Floor special allowance payments. The Company is fully cooperating with the OIG in connection with this audit. The Company also understands that the Department, as part of a nationwide project, is separately conducting a review of lenders related to student loans financed with the proceeds of tax-exempt bonds that are eligible for the 9.5% Floor. On June 30, 2005, the Company provided information to the Department that it requested as part of this project.

On July 8, 2005, the Secretary of the Department announced that the Department had completed its review of the NMEAF Audit Report and determined that NMEAF complied with applicable laws, regulations, and Department guidance with respect to NMEAF’s receipt of 9.5% Floor special allowance payments discussed in the NMEAF Audit Report and effectively indicated it disagreed with the OIG’s conclusions.

Although retroactive changes to the Higher Education Act are extremely uncommon, if Congress were to enact legislation that applied retroactively to remove 9.5% Floor eligibility for FFELP loans that have been refinanced with proceeds of taxable obligations from eligibility for the 9.5% Floor, and if such legislation were to withstand legal challenge, it could have a material adverse effect upon the Company’s financial condition and results of operations. Of the $3.5 billion in loans held by the Company as of December 31, 2005 that are receiving 9.5% Floor payments, approximately $2.9 billion in loans were financed prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently refinanced with the proceeds of taxable obligations, without retiring the tax-exempt obligations.

The guidance issued by the Department has indicated that receipt of the 9.5% Floor income on loans such as those held by the Company is permissible under current law and previous interpretations thereof. However, the Company cannot predict whether the Department will maintain its position in the future on the permissibility of the 9.5% Floor. Likewise, although management believes that it has complied in all material respects with the rules and regulations with respect to the proper categorization of these loans as being eligible for the 9.5% Floor special allowance payments, the Company cannot predict the outcome of the OIG audit. Costs, if any, associated with an adverse outcome of the OIG audit or resolution of findings or recommendations arising out of the OIG audit, a potential Department review of its position on the permissibility of the 9.5% Floor, or legislation which would retroactively remove eligibility for the 9.5% Floor could adversely affect the Company’s financial condition and results of operations. However, it is the opinion of the Company’s management, based on information currently known, that any adverse outcome or resolution of findings or recommendations arising out of the OIG audit, a potential Department review of the permissibility of the 9.5% Floor, or legislation which would retroactively remove eligibility for the 9.5% Floor would not have a material adverse effect on the Company’s ongoing operations.

Failure to comply with governmental regulations or guaranty agency rules could harm the Company’s business.

The Company’s principal business is comprised of originating, acquiring, holding, and servicing student loans made and guaranteed pursuant to the FFEL Program, which was created by the Higher Education Act. The Higher Education Act governs most significant aspects of the Company’s operations. The Company is also subject to rules of the agencies that act as guarantors of the student loans, known as guaranty agencies. In addition, the Company is subject to certain federal and state banking laws, regulations, and examinations, as well as federal and state consumer protection laws and regulations, including, without limitation, laws and regulations governing borrower privacy protection, information security, restrictions on access to student information, and specifically with respect to the Company’s non-federally insured loan portfolio, certain state usury laws and related regulations and the Federal Truth in Lending Act. Also, Canadian laws and regulations govern the Company’s Canadian loan servicing operations. All or most of these laws and regulations impose substantial requirements upon lenders and servicers involved in consumer finance. Failure to comply with these laws and regulations could result in liability to borrowers, the imposition of civil penalties, and potential class action suits.

The Company’s failure to comply with regulatory regimes described above may arise from:

•	breaches of the Company’s internal control systems, such as a failure to adjust manual or automated servicing functions following a change in regulatory requirements;

•	technological defects, such as a malfunction in or destruction of the Company’s computer systems; or

•	fraud by the Company’s employees or other persons in activities such as borrower payment processing.

Such failure to comply, irrespective of the reason, could subject the Company to loss of the federal guarantee on federally insured loans, costs of curing servicing deficiencies or remedial servicing, suspension or termination of the Company’s right to participate in the FFEL Program or to participate as a servicer, negative publicity, and potential legal claims or actions brought by the Company’s servicing customers and borrowers.

The Company has the ability to cure servicing deficiencies and the Company’s historical losses in this area have been minimal. However, the Company’s loan servicing and guarantee servicing activities are highly dependent on its information systems, and the Company faces the risk of business disruption should there be extended failures of its systems. The Company has well-developed and tested business recovery plans to mitigate this risk. The Company also manages operational risk through its risk management and internal control processes covering its product and service offerings. These internal control processes are documented and tested regularly.

The Company must satisfy certain requirements necessary to maintain the federal guarantees of its federally insured loans, and the Company may incur penalties or lose its guarantees if it fails to meet these requirements.

The Company must meet various requirements in order to maintain the federal guarantee on its federally insured loans. These requirements establish servicing requirements and procedural guidelines and specify school and borrower eligibility criteria. The federal guarantee on the Company’s federally insured loans is conditioned on compliance with origination, servicing, and collection standards set by the Department and guaranty agencies. Federally insured loans that are not originated, disbursed, or serviced in accordance with the Department’s regulations risk partial or complete loss of the guarantee thereof. If the Company experiences a high rate of servicing deficiencies or costs associated with remedial servicing, and if the Company is unsuccessful in curing such deficiencies, the eventual losses on the loans that are not cured could be material.

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

The Department has implemented school eligibility requirements, which include default rate limits. In order to maintain eligibility in the FFEL Program, schools must maintain default rates below these specified limits, and both guaranty agencies and lenders are required to ensure that loans are made only to or on behalf of students attending schools that do not exceed the default rate limits.

If the Company fails to comply with any of the above requirements, it could incur penalties or lose the federal guarantee on some or all of its federally insured loans. If the Company’s actual loss on denied guarantees were to increase substantially in future periods the impact could be material to the Company’s operations.

Failure to comply with restrictions on inducements under the Higher Education Act could harm the Company’s business.

The Higher Education Act generally prohibits a lender from providing certain inducements to educational institutions or individuals in order to secure applicants for FFELP loans. The Company has entered into arrangements with various schools pursuant to which the schools become lenders of FFELP loans to their graduate students, and the Company provides financing, loan origination, and servicing to the schools with respect to such loans. The Department has stated that non-federally insured loans are legal and permissible if offered simply as a benefit to schools. The Company offers non-federally insured loans to student borrowers on a regular basis but does so without requiring anything in return from the schools that these borrowers attend. In addition, because guidance from the Department permits de minimus gifts in connection with marketing of FFELP loans, from time to time the

Company provides de minimus promotional events such as lunches and golf outings. If the Department were to change its position on any of these matters, the Company may have to change the way it markets non-federally insured and FFELP loans and a new marketing strategy may not be as effective. If the Company fails to respond to the Department’s change in position, the Department could potentially impose sanctions upon the Company that could negatively impact its business.

The Company has also entered into various agreements to acquire marketing lists of prospective FFELP loan borrowers from sources such as college alumni associations. The Company pays to acquire these lists and for the completed applications for loans resulting therefrom. The Company believes that such arrangements are permissible and do not violate restrictions on inducements, as they fit within a regulatory exception recognized by the Department for generalized marketing and advertising activities. The Department has provided informal guidance to the Company that such arrangements are not improper inducements, since such arrangements fall within the generalized marketing exception. If the Department were to change its position, this could harm the Company’s reputation and marketing efforts, and, if the Company fails to adjust its practices to such change, could potentially result in the Department imposing sanctions on the Company. Such sanctions could negatively impact the Company’s business.

Changes in legislation and regulations could have a negative impact upon the Company’s business.

HERA was enacted into law on February 8, 2006 and effectively reauthorized the Title IV provisions of the FFEL Program through 2012. HERA did not reauthorize the entire Higher Education Act, which is set to expire on March 31, 2006. Therefore, further action will be required by Congress to either extend or reauthorize the remaining titles of the Higher Education Act.

The Company does not anticipate a negative impact from the reauthorization of the remaining titles of the Higher Education Act. However, it cannot predict the outcome of this or any other legislation impacting the FFEL Program, and recognizes that a level of political and legislative risk always exists within the industry. This could include changes in legislation further impacting lender margins, fees paid to the Department, new policies affecting the competition between the FDL Program and FFEL Programs, or additional lender risk sharing.

Variation in the maturities, timing of rate reset, and variation of indices of the Company’s assets and liabilities may pose risks to the Company.

Because the Company generates the majority of its earnings from the spread between the yield received on its portfolio of student loans and the cost of financing these loans, the interest rate sensitivity of the balance sheet could have a material effect on the Company’s results of operations. The majority of the Company’s student loans have variable-rate characteristics in interest rate environments where the result of the special allowance payment formula exceeds the borrower rate. Some of the Company’s student loans, primarily consolidation loans, include fixed-rate components depending upon loan terms and the rate reset provisions set by the Department. The Company has financed the majority of its student loan portfolio with variable-rate debt. Absent utilization of derivative instruments to match the interest rate characteristics and duration of the assets and liabilities, fluctuations in the interest rate environment will affect the Company’s results of operations. Such fluctuations may be adverse and may be material.

In the current low interest rate environment, the Company’s federally insured loan portfolio is yielding excess income due to variable-rate liabilities financing student loans which have a fixed borrower rate. Absent the use of derivative instruments, a rise in interest rates will have an adverse effect on earnings and fair values due to interest margin compression caused by increasing financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with the special allowance payment formula. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed-rate loans become variable, the impact of the rate fluctuations is reduced.

Due to the variability in duration of the Company’s assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of its entire loan portfolio with the underlying debt instruments. This mismatch in duration and interest rate characteristics could have a negative impact on the Company’s results of operations. The Company has employed various derivative instruments to somewhat offset this mismatch. Changes in interest rates and the composition of the Company’s student loan portfolio and derivative instruments will impact the effect of interest rates on the Company’s earnings, and the Company cannot predict any such impact with any level of certainty.

Market risks to which the Company is subject may have an adverse impact upon its business and operations.

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could be impacted by shifts in market interest rates. The borrower rates on federally insured loans are generally reset by the Department each July 1st based on a formula determined by the date of the origination of the loan, with the exception of rates on consolidation loans, which are fixed to term. The interest rate the Company actually receives on federally insured loans is the greater of the borrower rate and a rate determined by a formula based on a spread to either the 91-day Treasury Bill index or the 90-day commercial paper index, depending on when the loans were originated and the current repayment status of the loans.

The Company issues asset-backed securities, both fixed- and variable-rate, to fund its student loan assets. The variable-rate debt is generally indexed to 90-day LIBOR or set by auction. The income generated by the Company’s student loan assets is generally driven by different short-term indices than the Company’s liabilities, which creates interest rate risk. The Company has historically borne this risk internally through the net spread on its portfolio while continuing to monitor this interest rate risk.

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

The Company’s derivative instruments may not be successful in managing its interest rate risks.

When the Company utilizes derivative instruments, it utilizes them to manage interest rate sensitivity. Although the Company does not use derivative instruments for speculative purposes, its derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve will impact the financial position, results of operations, and cash flows of the Company. The derivative instruments used by the Company are typically in the form of interest rate swaps and basis swaps. Interest rate swaps effectively convert variable-rate debt obligations to a fixed-rate or fixed-rate debt obligations to a variable-rate. Basis swaps effectively convert the index upon which debt obligations are based.

Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely insulate the Company from risks associated with such fluctuations. In addition, a counterparty to a derivative instrument could default on its obligation, thereby exposing the Company to credit risk. Further, the Company may have to repay certain costs, such as transaction fees or brokerage costs, if the Company terminates a derivative instrument. Finally, the Company’s interest rate risk management activities could expose the Company to substantial losses if interest rates move materially differently from management’s expectations. As a result, the Company cannot assure that its economic hedging activities will effectively manage its interest rate sensitivity or have the desired beneficial impact on its results of operations or financial condition.

When the fair value of a derivative instrument is negative, the Company owes the counterparty and, therefore, has no credit risk. However, if the value of derivatives with a counterparty exceeds a specified threshold, the Company may have to pay a collateral deposit to the counterparty. If interest rates move materially differently from management’s expectations, the Company could be required to deposit a significant amount of collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company’s capital resources. The Company manages market risks associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

The Company faces liquidity risks due to the fact that its operating and warehouse financing needs are substantially provided by third-party sources.

The Company’s primary funding needs are those required to finance its student loan portfolio and satisfy its cash requirements for new student loan originations and acquisitions, operating expenses, and technological development. The Company’s operating and warehouse financings are substantially provided by third parties, over which it has no control. Unavailability of such financing sources may subject the Company to the risk that it may be unable to meet its financial commitments to creditors, branding partners, forward flow lenders, or borrowers when due unless it finds alternative funding mechanisms.

The Company relies upon conduit warehouse loan financing vehicles to support its funding needs on a short-term basis. There can be no assurance that the Company will be able to maintain such warehouse financing in the future. As of December 31, 2005, the Company had a student loan warehousing capacity of $6.6 billion, of which $4.8 billion was outstanding and $1.8 billion was available for future use, through 364-day commercial paper conduit programs. These conduit programs mature in 2006 through 2009; however, they must be renewed annually by underlying liquidity providers and may be terminated at any time for cause. There can be no assurance the Company will be able to maintain such conduit facilities, find alternative funding, or increase the commitment level of such facilities, if necessary. While the Company’s conduit facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future.

In August 2005, the Company entered into a credit agreement for a $500.0 million unsecured line of credit. Concurrently with entry into this agreement, the Company terminated its existing $35.0 million operating line of credit and $50.0 million commercial paper operating line of credit. At December 31, 2005, there was $90.0 million outstanding on this line and $410.0 was available for future uses. The $500.0 million line of credit terminates in August 2010.

Characteristics unique to asset-backed securitization pose risks to the Company’s continued liquidity.

The Company has historically relied upon, and expects to continue to rely upon, asset-backed securitizations as its most significant source of funding for student loans on a long-term basis. As of December 31, 2005 and 2004, $16.5 billion and $11.8 billion, respectively, of the Company’s student loans were funded by long-term asset-backed securitizations. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. In addition, some of the residual interests in these securitizations have been pledged to secure additional bond obligations. The Company’s rights to cash flow from securitized student loans are subordinate to bondholder interests, and these loans may fail to generate any cash flow beyond what is due to bondholders.

The interest rates on certain of the Company’s asset-backed securities are set and periodically reset via a “dutch auction” utilizing remarketing agents for varying intervals ranging from seven to 91 days. Investors and potential investors submit orders through a broker-dealer as to the principal amount of notes they wish to buy, hold, or sell at various interest rates. The broker-dealers submit their clients’ orders to the auction agent or remarketing agent, who determines the interest rate for the upcoming period. If there are insufficient potential bid orders to purchase all of the notes offered for sale or being repriced, the Company could be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities. A failed auction or remarketing could also reduce the investor base of the Company’s other financing and debt instruments.

In addition, rising interest rates existing at the time the Company’s asset-backed securities are remarketed may cause other competing investments to become more attractive to investors than the Company’s securities, which may decrease the Company’s liquidity.

Future losses due to defaults on loans held by the Company present credit risk which could adversely affect the Company’s earnings.

As of December 31, 2005, 99% of the Company’s student loan portfolio was comprised of federally insured loans. These loans currently benefit from a federal guarantee of their principal balance and accrued interest. As a result of the Company’s Exceptional Performer designation, the Company receives 100% reimbursement on all eligible FFELP default claims submitted for reimbursement during a 12-month period (June 1, 2005 through May 31, 2006). The Company is not subject to the 2% risk sharing on eligible claims submitted during this 12-month period. Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are eligible for the 100% reimbursement. As of December 31, 2005, more than 95% of the Company’s federally insured loans were serviced by providers designated as Exceptional Performers. The Company is entitled to receive this benefit as long as it and/or its service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. In addition, service providers must apply for redesignation as an Exceptional Performer with the Department on an annual basis.

The Company bears full risk of losses experienced with respect to the unguaranteed portion, the 2% risk sharing portion, of its federally insured loans (those loans not serviced by a service provider designated as an Exceptional Performer). If the Company or a third party service provider were to lose its Exceptional Performer designation, either by the Department or Congress discontinuing the program or the Company or third party not meeting the required servicing standards, loans serviced by the Company or third-party would become subject to the 2% risk sharing loss for all claims submitted after any loss of the Exceptional Performer designation. If the Department discontinued the program or Congress eliminated the program, the Company would have to establish a provision for loan losses related to the 2% risk sharing.

One of the changes to the Higher Education Act as a result of HERA’s enactment, was to lower the guarantee rates on FFELP loans, including a decrease in insurance and reinsurance on portfolios receiving the benefit of Exceptional Performance designation by 1%, from 100% to 99% of principal and accrued interest (effective July 1, 2006), and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by 1%, from 98% to 97% of principal and accrued interest (effective for all loans first disbursed on and after July 1, 2006). Based on its current loan portfolio, the Company estimates it will recognize a one-time provision during 2006 of approximately $5-7 million based upon the increased risk sharing of 1%. In addition, this change in legislation will have an ongoing impact on the Company’s provision for loan losses in future periods.

Losses on the Company’s non-federally insured loans are borne by the Company. The loan loss pattern on the Company’s non-federally insured loan portfolio is not as developed as that on its federally insured loan portfolio. As of December 31, 2005, the aggregate principal balance of non-federally insured loans comprised 1% of the Company’s entire student loan portfolio. This portfolio is expected to increase to no more than 3% - 5% of the Company’s student loan portfolio over the next three to five years. There can be no assurance that this percentage will not increase further over the long term. The performance of student loans in the portfolio is affected by the economy, and a prolonged economic downturn may have an adverse effect on the credit performance of these loans.

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

If the Department has determined that a guaranty agency is unable to meet its guarantee obligations, the loan holder may submit claims directly to the Department, and the Department is required to pay the full guarantee claim. However, the Department’s obligation to pay guarantee claims directly in this fashion is contingent upon the Department making the determination that a guaranty agency is unable to meet its guarantee obligations. The Department may not ever make this determination with respect to a guaranty agency and, even if the Department does make this determination, payment of the guarantee claims may not be made in a timely manner, which could result in the Company experiencing cash shortfalls.

As of December 31, 2005, Nebraska Student Loan Program, Inc., Colorado Student Loan Program, United Student Aid Funds, Inc., California Student Aid Commission, and Tennessee Student Assistance Corporation were the primary guarantors of the student loans beneficially owned by the Company’s education lending subsidiaries. Management periodically reviews the financial condition of its guarantors and does not believe the level of concentration creates an unusual or unanticipated credit risk. In addition, management believes that based on amendments to the Higher Education Act, the security for and payment of any of the education lending subsidiaries’ obligations would not be materially adversely affected as a result of legislative action or other failure to perform on its obligations on the part of any guaranty agency. The Company, however, cannot provide absolute assurances to that effect.

Competition created by the FDL Program and from other lenders and servicers may adversely impact the Company’s business.

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

In the FFEL Program market, the Company faces significant competition from SLM Corporation, the parent company of Sallie Mae. SLM Corporation services nearly half of all outstanding federally insured loans and is the largest holder of student loans. The Company also faces intense competition from other existing lenders and servicers. As the Company expands its student loan origination and acquisition activities, that expansion may result in increased competition with some of its servicing customers. This has in the past occasionally resulted in servicing customers terminating their contractual relationships with the Company, and the Company could in the future lose more servicing customers as a result. As the Company seeks to further expand its business, the Company will face numerous other competitors, many of which will be well established in the markets the Company seeks to penetrate. Some of the Company’s competitors are much larger than the Company, have better name recognition, and have greater financial and other resources. In addition, several competitors have large market capitalizations or cash reserves and are better positioned to acquire companies or portfolios in order to gain market share. Consequently, such competitors may have more flexibility to address the risks inherent in the student loan business. Finally, some of the Company’s competitors are tax-exempt organizations that do not pay federal or state income taxes and which generally receive floor income on certain tax-exempt obligations on a greater percentage of their student loan portfolio than the Company. These factors could give the Company’s competitors a strategic advantage.

Higher rates of prepayments of student loans could reduce the Company’s profits.

Pursuant to the Higher Education Act, borrowers may prepay loans made under the FFEL Program at any time without penalty. Prepayments may result from consolidating student loans, which tends to occur more frequently in low interest rate environments, from borrower defaults, which will result in the receipt of a guarantee payment, and from voluntary full or partial prepayments, among other things. High prepayment rates will have the most impact on the Company’s asset-backed securitization transactions priced in relation to LIBOR. As of December 31, 2005, the Company had 10 transactions outstanding totaling approximately $10.1 billion that had experienced cumulative prepayment rates ranging from 13.0% to 25.2% as compared to six transactions outstanding totaling approximately $5.8 billion that had experienced cumulative prepayment rates ranging from 19.3% to 22.7% as of December 31, 2004.

The rate of prepayments of student loans may be influenced by a variety of economic, social, and other factors affecting borrowers, including interest rates and the availability of alternative financing. The Company’s profits could be adversely affected by higher prepayments, which would reduce the amount of interest the Company received and expose the Company to reinvestment risk.

Increases in consolidation loan activity by the Company and its competitors present a risk to the Company’s loan portfolio and profitability.

The Company’s portfolio of federally insured loans is subject to refinancing through the use of consolidation loans, which are expressly permitted by the Higher Education Act. Consolidation loan activity may result in three detrimental effects. First, when the Company consolidates loans in its portfolio, the new consolidation loans have a lower yield than the loans being refinanced due to the statutorily mandated consolidation loan rebate fee of 1.05% per year. Although consolidation loans generally feature higher average balances, longer average lives, and slightly higher special allowance payments, such attributes may not be sufficient to counterbalance the cost of the rebate fees. Second, and more significantly, the Company may lose student loans in its portfolio that are consolidated away by competing lenders. Increased consolidations of student loans by the Company’s competitors may result in a negative return on loans, when considering the origination costs or acquisition premiums paid with respect to these loans. Additionally, consolidation of loans away by competing lenders can result in a decrease of the Company’s servicing portfolio, thereby decreasing fee-based servicing income. Third, increased consolidations of the Company’s own student loans create cash flow risk because the Company incurs upfront consolidation costs, which are in addition to the origination or acquisition costs incurred in connection with the underlying student loans, while extending the repayment schedule of the consolidated loans.

The Company’s student loan origination and lending activities could be significantly impacted by legislation relative to the single holder rule. For example, if the single holder rule, which generally restricts a competitor from consolidating loans away from a holder that owns all of a student’s loans, were abolished, a substantial portion of the Company’s non-consolidated portfolio would be at risk of being consolidated away by a competitor. On the other hand, abolition of the rule would also open up a portion of the rest of the market and provide the Company with the potential to gain market share. Other potential changes to the Higher Education Act relating to consolidation loans that could adversely impact the Company include allowing refinancing of consolidation loans, which would open approximately 64% of the Company’s portfolio to such refinancing, and increasing origination fees paid by lenders in connection with making consolidation loans.

The volume of available student loans may decrease in the future and may adversely affect the Company’s income.

The Company’s student loan originations generally are limited to students attending eligible educational institutions in the United States. Volumes of originations are greater at some schools than others, and the Company’s ability to remain an active lender at a particular school with concentrated volumes is subject to a variety of risks, including the fact that each school has the option to remove the Company from its “preferred lender” list or to add other lenders to its “preferred lender” list, the risk that a school may enter the FDL Program, or the risk that a school may begin making student loans itself. The Company acquires student loans through forward flow commitments with other student loan lenders, but each of these commitments has a finite term. There can be no assurance that these lenders will renew or extend their existing forward flow commitments on terms that are favorable to the Company, if at all, following their expiration.

In addition, as of December 31, 2005, third parties owned approximately 52% of the loans the Company serviced. To the extent that third-party servicing clients reduce the volume of student loans that the Company processes on their behalf, the Company’s income would be reduced, and, to the extent the related costs could not be reduced correspondingly, net income could be adversely affected. Such volume reductions occur for a variety of reasons, including if third-party servicing clients commence or increase internal servicing activities, shift volume to another service provider, perhaps because such other service provider does not compete with the client in student loan originations and acquisitions, or exit the FFEL Program completely.

Special allowance payments on student loans originated or acquired with the proceeds of certain tax-exempt obligations may limit the interest rate on certain student loans to the Company’s detriment.

Student loans originated or acquired with the proceeds of tax-exempt obligations issued prior to October 1, 1993, as well as student loans acquired with the sale proceeds of those student loans, receive only a portion of the special allowance payment which they would otherwise be entitled to receive, but such loans made prior to September 30, 2004, are guaranteed a minimum rate of return of 9.5% per year, less the applicable interest rate for the student loan. As of December 31, 2005, the Company had $3.5 billion of FFELP loans that were receiving special allowance payments based upon the 9.5% Floor. In the current interest rate environment, the Company generally receives partial special allowance payments and the 9.5% Floor with respect to its eligible student loans originated or acquired with qualifying tax-exempt proceeds. In a higher interest rate environment, however, the regular special allowance payments on loans not originated or acquired with qualifying tax-exempt proceeds may exceed the total subsidy to holders of eligible loans originated or acquired with qualifying tax-exempt proceeds. Thus, in a higher interest rate environment, these loans could have an adverse effect upon the Company’s earnings.

Included in the Company’s $3.5 billion student loan portfolio that is receiving 9.5% Floor income, is $2.9 billion in loans that were refinanced prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently refinanced with proceeds of taxable obligations. This $2.9 billion loan portfolio is amortizing based on principal payments. As of December 31, 2005, the remaining $0.6 billion of the Company’s portfolio receiving the 9.5% Floor was financed with tax-exempt obligations originally issued prior to October 1, 1993. Historically, the Company was allowed to finance additional loans with these tax-exempt obligations as borrowers paid on their loans. The Company received 9.5% Floor income on these “recycled” loans. HERA, enacted into law on February 8, 2006, eliminated the 9.5% Floor income on new loans previously financed with pre-October 1, 1993 tax-exempt bonds and the recycling for loans made or purchased on or after February 8, 2006. As such, this $0.6 billion loan portfolio receiving the 9.5% Floor income will amortize, and not be replaced with new loans, as principal payments are made on these loans.

Failures in the Company’s information technology system could materially disrupt its business.

The Company’s servicing and operating processes are highly dependent upon its information technology system infrastructure, and the Company faces the risk of business disruption if failures in its information systems occur, which could have a material impact upon its business and operations. The Company depends heavily on its own computer-based data processing systems in servicing both its own student loans and those of third-party servicing customers. If servicing errors do occur, they may result in a loss of the federal guarantee on the federally insured loans serviced or in a failure to collect amounts due on the student loans that the Company services. In addition, although the Company regularly backs up its data and maintains detailed disaster recovery plans, the Company does not maintain fully redundant information systems. A major physical disaster or other calamity that causes significant damage to information systems could adversely affect the Company’s business. Additionally, loss of information systems for a sustained period of time could have a negative impact on the Company’s performance and ultimately on cash flow in the event the Company were unable to process borrower payments.

Transactions with affiliates and potential conflicts of interest of certain of the Company’s officers and directors, including one of its Co-Chief Executive Officers, pose risks to the Company’s shareholders.

The Company has entered into certain contractual arrangements with entities controlled by Michael S. Dunlap, the Company’s Chairman and Co-Chief Executive Officer and a principal shareholder, and members of his family and, to a lesser extent, with entities in which other directors and members of management hold equity interests or board or management positions. Such arrangements constitute a significant portion of the Company’s business and include sales of student loans and student loan origination rights by such affiliates to the Company. These arrangements may present potential conflicts of interest.

Many of these arrangements are with Union Bank, in which Michael S. Dunlap owns an indirect interest and of which he serves as non-executive chairman. In February 2005, the Company entered into an agreement to amend certain existing contracts with Union Bank. Under the agreement, Union Bank committed to transfer to the Company substantially all of the remaining balance of Union Bank’s origination rights in guaranteed student loans to be originated in the future, except for student loans previously committed for sale to others. Union Bank will continue to originate student loans, and such guaranteed student loans not previously committed for sale to others are to be sold by Union Bank to the Company in the future. Union Bank also granted to the Company exclusive rights as marketing agent for student loans on behalf of Union Bank. As part of the agreement, Union Bank also agreed to sell the Company a portfolio of $630.8 million in guaranteed student loans. The Company agreed to pay the outstanding principal and accrued interest with respect to the student loans purchased, together with a one-time payment to Union Bank in the amount of $20.0 million.

The Company believes that the acquisitions from Union Bank were made on terms similar to those made from unrelated entities. The Company intends to maintain its relationship with Union Bank, which provides substantial benefits to the Company, although there can be no assurance that all transactions engaged with Union Bank are, or in the future will be, on terms that are no less favorable than what could be obtained from an unrelated third party.

Imposition of personal holding company tax would decrease the Company’s net income.

A corporation is considered to be a “personal holding company” under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), if (1) at least 60% of its adjusted ordinary gross income is “personal holding company income” (generally, passive income) and (2) at any time during the last half of the taxable year more than half, by value, of its stock is owned by five or fewer individuals, as determined under attribution rules of the Code. If both of these tests are met, a personal holding company is subject to an additional tax on its undistributed personal holding company income, currently at a 15% rate. Five or fewer individuals hold more than half the value of the Company’s stock. In June 2003, the Company submitted a request for a private letter ruling from the Internal Revenue Service seeking a determination that its federally guaranteed student loans qualify as assets of a “lending or finance business,” as defined in the Code. Such a determination would have assured the Company that holding such loans does not make it a personal holding company. Based on its historical practice of not issuing private letter rulings concerning matters that it considers to be primarily factual, however, the Internal Revenue Service has indicated that it will not issue the requested ruling, taking no position on the merits of the legal issue. So long as more than half of the Company’s value continues to be held by five or fewer individuals, if it were to be determined that some portion of its federally guaranteed student loans does not qualify as assets of a “lending or finance business,” as defined in the Code, the Company could become subject to personal holding company tax on its undistributed personal holding company income. The Company continues to believe that neither Nelnet, Inc. nor any of its subsidiaries is a personal holding company. However, even if Nelnet, Inc. or one of its subsidiaries was determined to be a personal holding company, the Company believes that by utilizing intercompany distributions, it could eliminate or substantially eliminate its exposure to personal holding company taxes, although it cannot assure that this will be the case.

“Do not call” registries limit the Company’s ability to market its products and services.

The Company’s direct marketing operations are or may become subject to additional federal and state “do not call” laws and requirements. In January 2003, the Federal Trade Commission amended its rules to provide for a national “do not call” registry. Under these federal regulations, consumers may have their phone numbers added to the national “do not call” registry. Generally, the Company is prohibited from calling anyone on that registry with whom it does not have an existing relationship. In September 2003, telemarketers first obtained access to the registry and since that time have been required to compare their call lists against the national “do not call” registry at least once every 90 days. The Company is also required to pay a fee to access the registry on a quarterly basis. Enforcement of the Federal “do not call” provisions began in the fall of 2003, and the rule provides for fines of up to $11,000 per violation and other possible penalties. This and similar state laws may restrict the Company’s ability to effectively market its products and services to new customers. Furthermore, compliance with this rule may prove difficult, and the Company may incur penalties for improperly conducting its marketing activities.

The Company’s inability to maintain its relationships with significant branding and forward flow partners and/or customers could have an adverse impact on its business.

The Company’s inability to maintain strong relationships with significant schools, branding and forward flow partners, servicing customers, guaranty agencies, and software licensees could result in loss of:

•	loan origination volume with borrowers attending certain schools;

•	loan origination volume generated by some of the Company’s branding and forward flow partners;

•	loan and guarantee servicing volume generated by some of the Company’s loan servicing and guaranty agency customers; and

•	software licensing volume generated by some of the Company’s licensees.

The Company cannot assure that its forward flow channel lenders or its branding partners will continue their relationships with the Company. Loss of a strong branding or forward flow partner or relationships with schools from which a significant volume of student loans is directly or indirectly acquired, could result in an adverse effect on the Company’s business.

The business of servicing Canadian student loans by EDULINX is limited to a small group of servicing customers and the agreement with the largest of such customers is currently scheduled to expire in July 2007. During 2005, the Company recognized $42.4 million, or 28% of its loan and guarantee servicing income, from this customer. EDULINX cannot guarantee that it will obtain a renewal of this largest servicing agreement or that it will maintain its other servicing agreements and the termination of any such servicing agreements could result in a material adverse effect on the Company.

The Company’s failure to successfully manage business and certain asset acquisitions could have a material adverse effect on the Company’s business, financial condition, and/or results of operations.

The Company may acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies, and personnel, or through investments in other companies. During 2004 and 2005, the Company acquired the stock and certain assets of 14 different entities. Any acquisition or investment is subject to a number of risks. Such risks may include diversion of management time and resources, disruption of the Company’s ongoing business, difficulties in integrating acquisitions, dilution to existing stockholders if the Company’s common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition, lack of familiarity with new markets, and difficulties in supporting new product lines. The Company’s failure to successfully manage acquisitions or investments, or successfully integrate acquisitions, could have a material adverse effect on the Company’s business, financial condition, and/or results of operations. Correspondingly, the Company’s expectations to the accretive nature of the acquisitions could be inaccurate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2. PROPERTIES

The following table lists the principal facilities leased by the Company. The Company does not own any of its principal facilities.

Location	Primary Function or Segment	Approximate square feet	Lease expiration date

Jacksonville, FL	Student Loan and Guarantee Servicing, Loan Generation, Technology	125,000	January 2007
Denver, CO	Student Loan Servicing, Loan Generation, Technology	125,000	February 2008
Mississauga, Ontario	Student Loan Servicing	115,000	August 2009
Lincoln, NE	Corporate Headquarters, Student Loan Servicing, Loan Generation	110,000	December 2010
Indianapolis, IN	Student Loan Servicing, Loan Generation	60,000	February 2008

The Company leases other facilities located throughout the United States. These properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. The Company believes that its respective properties are generally adequate to meet its long-term business goals. The Company’s principal office is located at 121 South 13th Street, Suite 201, Lincoln, Nebraska 68508.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters principally consist of claims by borrowers disputing the manner in which their loans have been processed. On the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company’s management that the disposition or ultimate determination of these claims, lawsuits, and proceedings will not have a material adverse effect on the Company’s business, financial position, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B Common Stock is not publicly traded. The number of holders of record of the Company’s Class A Common Stock and Class B Common Stock as of February 17, 2006 was approximately 344 and seven, respectively. Because many shares of the Company’s Class A Common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders. The following table sets forth the high and low sales prices for the Company’s Class A Common Stock for each full quarterly period in 2005 and 2004.

	2005				2004

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

High	$34.75	$38.12	$38.01	$40.68	$25.68	$25.83	$24.70	$27.00
Low	26.27	31.00	33.65	35.99	22.00	16.80	16.76	19.20

The Company did not pay cash dividends on either class of its Common Stock for the two most recent fiscal years and does not intend to pay dividends in the foreseeable future. The Company intends to retain its earnings to finance operations and future growth, and any decision to pay cash dividends will be made by the Company’s board of directors based on factors such as the Company’s results of operations and working capital requirements. The credit agreement with the Company’s general credit providers restricts payment of dividends or other distributions to shareholders in the event the Company is in default under the credit agreement or if payment of such a dividend or distribution would result in such a default. In addition, trust indentures governing debt issued by the Company’s education lending subsidiaries generally limit the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends.

For information regarding the Company’s equity compensation plans, see Part III, Item 12 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and other operating information of the Company. The selected financial data in the table is derived from the consolidated financial statements of the Company. As a result of several business and asset acquisitions made by the Company and the Company’s rapid organic growth, the period-to-period comparability of the Company’s financial position and results of operations may be difficult. As such, the following data should be read in conjunction with the consolidated financial statements, the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report.

	Year ended December 31,

	2005	2004	2003	2002	2001

	(dollars in thousands, except share data)
Income Statement Data:
Net interest income	$329,097	$398,166	$171,722	$185,029	$115,120
Less provision (recovery) for loan losses	7,030	(529)	11,475	5,587	3,925

Net interest income after provision
(recovery) for loan losses	322,067	398,695	160,247	179,442	111,195
Other income	205,335	124,529	121,976	127,941	100,885
Derivative market value adjustment	95,854	(11,918)	(1,183)	2,962	(2,962)
Derivative settlements, net	(17,008)	(34,140)	(1,601)	(3,541)	(555)
Salaries and benefits	(172,732)	(133,667)	(124,273)	(106,874)	(77,370)
Amortization of intangible assets	(9,479)	(8,768)	(12,766)	(22,214)	(18,769)
Other operating expenses	(140,092)	(100,316)	(96,111)	(101,875)	(99,299)

Income before income taxes and
minority interest	283,945	234,415	46,289	75,841	13,125
Net income	181,122	149,179	27,103	48,538	7,147
Earnings per share, basic and diluted	$3.37	$2.78	$0.60	$1.08	$0.16
Weighted average shares outstanding	53,761,727	53,648,605	45,501,583	44,971,290	44,331,490

Other Data:
Origination and acquisition volume (a)	$8,471,121	$4,070,529	$3,093,014	$1,983,403	$1,448,607
Average student loans	$15,716,388	$11,809,663	$9,316,354	$8,171,898	$5,135,227
Student loans serviced (at end of period)	$35,127,452	$28,288,622	$18,773,899	$17,863,210	$16,585,295

Ratios:
Core student loan spread	1.51%	1.66%	1.78%	1.65%	1.66%
Net loan charge-offs as a percentage of
average student loans	0.006%	0.070%	0.080%	0.047%	0.042%

	As of December 31, 2005

	2005	2004	2003	2002	2001

	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$103,650	$39,989	$198,423	$40,155	$36,440
Student loans receivables, net	20,260,807	13,461,814	10,455,442	8,559,420	7,423,872
Goodwill and intangible assets	252,652	20,509	11,630	23,909	22,513
Total assets	22,798,622	15,160,005	11,932,186	9,766,583	8,134,560
Bonds and notes payable	21,673,620	14,300,606	11,366,458	9,447,682	7,926,362
Shareholders’ equity	649,492	456,175	305,489	109,122	63,186

____________

(a)	Initial loans originated or acquired through various channels, including originations through the direct channel; acquisitions through the branding partner channel, the forward flow channel, and the secondary market (spot purchases); and loans acquired in portfolio and business acquisitions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The Company is one of the leading education services and finance companies in the United States and is focused on providing quality products and services to students, families, and schools nationwide. The Company ranks among the nation’s leaders in terms of total student loan assets originated, consolidated, held, and serviced, principally consisting of loans originated under the FFEL Program. The Company is a vertically-integrated organization that offers a broad range of pre-college, in-college, and post-college products and services to its customers.

The Company has five operating segments as defined in SFAS No. 131 as follows: Asset Management, Student Loan and Guarantee Servicing, Software Services, Direct Marketing, and Payment Management Services. The addition of Direct Marketing and Payment Management Services as operating segments in 2005 is a result of the Company’s acquisitions of SMG and NHR and FACTS, respectively.

•	Asset Management. The Company owns a large portfolio of student loan assets through a series of education lending subsidiaries. The Company obtains loans through direct origination or through acquisition of loans.

•	Student Loan and Guarantee Servicing. The Company services its student loan portfolio and the portfolios of third parties. Servicing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. In December 2004, the Company purchased EDULINX. EDULINX is a Canadian corporation that services student loans in Canada. The following table summarizes the Company’s loan servicing volumes as of December 31, 2005:

	Company	Third party	Total

	(dollars in millions)
FFELP and private loans	$16,969	10,020	26,989
Canadian loans (in U.S. $)	—	8,139	8,139

Total	$16,969	18,159	35,128

The Company also provides servicing support to guaranty agencies, which includes system software, hardware and telecommunications support, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services. In addition, under an agreement with CAN, the Company provides certain other guarantee operations.

•	Software Services. The Company uses internally developed loan servicing software and also provides this software to third-party student loan holders and servicers. In addition, the Company provides information technology products and services, with core areas of business in student loan software solutions for schools, lenders, and guarantors; technical consulting services; and enterprise content management.

•	Direct Marketing. The Company provides a wide range of direct marketing products and services to help businesses reach the middle school, high school, college bound high school, college, and young adult market places. The Company also provides marketing services and college bound student lists to college and university admissions offices nationwide. In addition, the Company recognizes middle and high school students for exceptional academic success by providing publications and scholarships.

•	Payment Management Services. The Company provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to K-12 and post-secondary educational institutions, families, and students. In addition, the Company provides financial needs analysis for students applying for aid in private and parochial K-12 schools.

The Company’s Asset Management and Student Loan and Guarantee Servicing offerings constitute reportable operating segments according to the provisions of SFAS No. 131. The Software Services, Direct Marketing, and Payment Management Services offerings are operating segments that do not meet the quantitative thresholds, and, therefore, are combined and included as “Other segments.” The following tables show the percentage of total segment revenue (excluding intersegment revenue) and net income (loss) before taxes for each of the Company’s reportable segments:

	Years ended December 31,

	2005			2004			2003

	Asset management	Student loan and guarantee servicing	Other segments	Asset management	Student loan and guarantee servicing	Other segments	Asset management	Student loan and guarantee servicing	Other segments

Segment revenues	69.2%	24.7%	6.1%	76.7%	21.6%	1.7%	60.8%	36.2%	3.0%
Segment net income
(loss) before taxes	73.1%	23.3%	3.6%	83.0%	17.7%	(0.7)%	62.2%	41.9%	(4.1)%

The Company’s derivative market value adjustment is included in the Asset Management segment. Because the majority of the Company’s derivatives do not qualify for hedge accounting under SFAS No. 133, the derivative market value adjustment can cause the percentage of revenue and net income before taxes to fluctuate from period to period between segments.

For additional information on the Company’s segment reporting, see note 17 of the notes to the consolidated financial statements, which are included in this report.

Significant Drivers and Trends

The Company’s earnings and earnings growth are directly affected by the size of its portfolio of student loans, the interest rate characteristics of its portfolio, the costs associated with financing and managing its portfolio, and the costs associated with the origination and acquisition of the student loans in the portfolio. In addition to the impact of growth of the Company’s student loan portfolio, the Company’s results of operations and financial condition may be materially affected by, among other things, changes in:

•	applicable laws and regulations that may affect the volume, terms, effective yields, or refinancing options of education loans;

•	demand for education financing and competition within the student loan industry;

•	the interest rate environment, funding spreads on the Company’s financing programs, and access to capital markets; and

•	prepayment rates on student loans, including prepayments relating to loan consolidations.

The Company’s net interest income, or net interest earned on its student loan portfolio, is the primary source of the Company’s income and is primarily impacted by the size of the portfolio and the net yield of the assets in the portfolio. The Company’s portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. Based upon provisions of the Higher Education Act, and related interpretations by the Department, loans financed prior to September 30, 2004 with tax-exempt obligations originally issued prior to October 1, 1993 are entitled to receive special allowance payments equal to a 9.5% minimum rate of return (the “9.5% Floor”). In May 2003, the Company sought confirmation from the Department regarding the treatment and recognition of special allowance payments as income based on the 9.5% Floor. Pending satisfactory resolution of this issue with the Department, the Company deferred recognition of the interest income that was generated by these loans in excess of income based upon the standard special allowance rate. In June 2004, after consideration of certain clarifying information received in connection with the guidance it had sought, including written and verbal communications with the Department, the Company concluded that the earnings process had been completed related to the special allowance payments on these loans and recognized $124.3 million of interest income. As of December 31, 2003, the amount of deferred excess interest income on these loans was $42.9 million.

Of the $3.5 billion in loans held by the Company as of December 31, 2005 that are receiving the 9.5% Floor, approximately $2.7 billion in loans were refinanced prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently refinanced with the proceeds of taxable obligations, without retiring the tax-exempt obligations. (This $2.7 billion student loan portfolio excludes $0.2 billion of 9.5% Floor loans purchased from LoanSTAR that were refinanced with taxable obligations). Interest income that is generated from this $2.7 billion portfolio in excess of income based upon standard special allowance rates is referred to by the Company as the special allowance yield adjustment. Since the $2.7 billion portfolio of student loans will decrease as borrowers make payments on these loans, the special allowance yield adjustment will decrease as compared to historical periods. In addition, if interest rates rise, floor income on this portfolio of loans will decrease, thereby reducing the special allowance yield adjustment.

Interest income is also dependent upon the relative level of interest rates. The current and future interest rate environment can and will affect interest earnings, net interest income, and net income. The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate derivative instruments to reduce the economic effect of interest rate volatility. The Company’s management has structured all of its derivative instruments with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133 and thus the change in the market value on the derivative instruments is recognized in the statement of income each reporting period. This mark-to-market adjustment may fluctuate from period to period and adversely impact earnings.

Competition for the supply channel of education financing in the student loan industry has caused the cost of acquisition (or loan premiums) related to the Company’s student loan assets to increase. In addition, the Company has seen significant increases in consolidation loan activity and consolidation loan volume within the industry. The increase in competition for consolidation loans has caused the Company to be aggressive in its measures to protect and secure its existing portfolio through consolidation efforts. The Company will amortize its premiums paid on the purchase of student loans over the average useful life of the assets. When the Company’s loans are consolidated, the Company may accelerate recognition of unamortized premiums if the consolidated loan is considered a new loan. The increase in premiums paid on student loans due to the increase in entrants and competition within the industry, coupled with the Company’s asset retention practices through consolidation efforts, have caused the Company’s yields to be reduced in recent periods due to the amortization of premiums, consolidation rebate fees, and the lower yields on consolidation loans. If the percentage of consolidation loans continues to increase as a percentage of the Company’s overall loan portfolio, the Company will continue to experience an increase in consolidation rebate fees and amortization costs and reduced yields. See “— Student Loan

Portfolio—Student Loan Spread Analysis.” Although the Company’s short-term yields may be reduced if this trend continues, the Company will have been successful in protecting its assets and stabilizing its balance sheet for long-term growth. Conversely, a reduction in consolidation of the Company’s own loans or the loans of third parties could positively impact the effect of amortization on the Company’s student loan yield from period to period. Also, as the Company’s portfolio of consolidation loans grows both in nominal dollars and as a percentage of the total portfolio, the impact of premium amortization as a percent of student loan yield should decrease. However, due to increased competition in the student loan industry, this decrease may be offset by increased costs to acquire student loans through the Company’s various student loan channels and through certain portfolio and business combinations.

The Company’s core spread on its portfolio of student loans has decreased from 1.78% in 2003 to 1.51 % in 2005. As discussed previously, this decrease is primarily due to an increase in lower yielding consolidation loans, an increase in the consolidation rebate fees, and rising interest rates which compress the margins on the Company’s fixed-rate loans that are not hedged. As a result of margin compression on its student loan portfolio and management’s continued focus on growing and diversifying fee based revenue, business and asset acquisitions have remained a significant aspect of the Company’s strategy.

Business and Asset Acquisitions

Management believes the Company’s business and asset acquisitions in recent years have enhanced its position as a vertically-integrated industry leader and established a strong foundation for growth. Although the Company’s assets, loan portfolios, and fee-based revenues increase through such transactions, a key aspect of each transaction is its impact on the Company’s prospective organic growth and the development of its integrated platform of services. These acquisitions allow the Company to expand the products and services delivered to customers and further diversify revenue and asset generation streams.

As a result of these acquisitions and the Company’s rapid organic growth, the period-to-period comparability of the Company’s results of operations may be difficult. A summary of 2004 and 2005 business and asset acquisitions follows:

In January 2004, the Company acquired 50% of the membership interests in Premiere, a collection services company that specializes in collection of educational debt. This investment is being accounted for under the equity method of accounting.

In March 2004, the Company acquired rights, title, and interest in certain assets of RISLA, including the right to originate student loans in RISLA’s name without competition from RISLA for a period of ten years. The Company further agreed to provide administrative services in connection with certain of the indentures governing debt securities of RISLA for a ten-year period.

In April 2004, the Company purchased SLAAA, a student loan secondary market. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

Also in April 2004, the Company purchased 50% of the stock of infiNET, an ecommerce services provider for colleges, universities, and healthcare organizations. infiNET provides customer-focused electronic transactions, information sharing, and account and bill presentment. Effective January 31, 2006, the Company purchased the remaining 50% interest in infiNET. During 2005, this investment was accounted for under the equity method of accounting.

In December 2004, the Company purchased 100% of the stock of EDULINX. EDULINX is a Canadian corporation that engages in the servicing of student loans in Canada. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

In February 2005, the Company acquired 100% of the capital stock of SMG, a full service direct marketing agency, and 100% of the membership interests of NHR, a company which provides publications and scholarships for middle and high school students achieving exceptional academic success. These acquisitions were accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

In June 2005, the Company purchased 80% of the capital stock of FACTS. FACTS provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to educational institutions, families, and students. In addition, FACTS provides financial needs analysis for students applying for aid in private and parochial K-12 schools. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition. Effective January 31, 2006, the Company purchased the remaining 20% interest in FACTS.

In July 2005, the Company purchased 100% of the capital stock of Foresite, a company which develops complementary Web-based software applications that improve the administration of financial aid offices and work-study programs at colleges and universities. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

In October 2005, the Company purchased 100% of the capital stock of LoanSTAR and servicing assets from LoanSTAR Systems, Inc. LoanSTAR is a Texas-based secondary market and loan originator. LoanSTAR was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

Also in October 2005, the Company purchased from Chela a portfolio of approximately $2.2 billion of student loans originated under the FFEL Program and the rights to the Chela brand. The Company also acquired certain servicing and origination assets.

In November 2005, the Company entered into an agreement to amend an existing contract with the Colorado College Access Network (“CAN”). CAN is the Colorado state-designated guarantor of FFELP student loans. Under the agreement, the Company provides student loan servicing and guarantee operations and assumed the operational expenses and employment of certain CAN employees. CAN pays the Company a portion of the gross servicing and guarantee fees as consideration for the Company providing these services on behalf of CAN. The agreement terminates November 1, 2015 and can be extended for an additional 10-year period upon mutual agreement.

Also in November 2005, the Company purchased the remaining 50% interest in 5280 and FirstMark. The Company owned 50% of these entities and accounted for them under the equity method of accounting prior to the transaction. 5280 provides information technology products and services, with core areas of business in student loan software solutions for schools, lenders, and guarantors; technical consulting services; and enterprise content management. FirstMark specializes in originating and servicing privately funded education loans, outside the federal student loan programs. These acquisitions were accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

Net Interest Income

The Company generates the majority of its earnings from the spread, referred to as its student loan spread, between the yield the Company receives on its student loan portfolio and the cost of funding these loans. This spread income is reported on the Company’s statement of income as net interest income. The amortization of loan premiums, including capitalized costs of origination, the consolidation loan rebate fee, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company’s statement of income. The amortization of debt issuance costs is included in interest expense on the Company’s statement of income.

The Company’s portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment, or SAP, formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. Depending on the type of student loan and when the loan was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1.

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

On most consolidation loans, the Company must pay a 1.05% per year rebate fee to the Department. Those consolidation loans that have variable interest rates based on the SAP formula earn an annual yield less than that of a Stafford loan. Those consolidation loans that have fixed interest rates less than the sum of 1.05% and the variable rate based on the SAP formula also earn an annual yield less than that of a Stafford loan. As a result, as consolidation loans matching these criteria become a larger portion of the Company’s loan portfolio, there will be a lower yield on the Company’s loan portfolio in the short term. However, due to the extended terms of consolidation loans, the Company expects to earn the yield on these loans for a longer duration, making them beneficial to the Company in the long term.

Because the Company generates the majority of its earnings from its student loan spread, the interest rate sensitivity of the Company’s balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company’s interest earnings, net interest income, and net income. The effects of changing interest rate environments are further outlined in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

Investment interest income, which is a component of net interest income, includes income from unrestricted interest-earning deposits and funds in the Company’s special purpose entities which are utilized for its asset-backed securitizations.

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

The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company’s loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government currently guarantees 98% of the principal of and the interest on federally insured student loans, which limits the Company’s loss exposure to 2% of the outstanding balance of the Company’s federally insured portfolio.

In September 2005, the Company was re-designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFELP default claims submitted for reimbursement during a 12-month period (June 1, 2005 through May 31, 2006). Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are eligible for the 100% reimbursement. As of December 31, 2005, more than 95% of the Company’s federally insured loans were serviced by providers designated as Exceptional Performers. If the Company or a third party servicer were to lose its Exceptional Performer designation, either by the Department discontinuing the program or the Company or third party servicer not meeting the required servicing standards or failing to get re-designated during the annual application process, loans serviced by the Company or such third party would become subject to the 2% risk sharing for all claims submitted after loss of the designation.

One of the changes to the Higher Education Act as a result of HERA’s enactment was to lower the guarantee rates on FFELP loans, including a decrease in insurance and reinsurance on portfolios receiving the benefit of the Exceptional Performance designation by 1%, from 100% to 99% of principal and accrued interest (effective July 1, 2006), and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by 1%, from 98% to 97% of principal and accrued interest (effective for all loans first disbursed on and after July 1, 2006). Based on its current loan portfolio, the Company estimates it will recognize a one-time provision during 2006 of approximately $5-7 million based upon the increased risk sharing of 1%. In addition, this change in legislation will have an ongoing impact on the Company’s provision for loan losses in future periods.

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

Other Income

The Company also earns fees and generates income from other sources, including principally loan and guarantee servicing income; fee-based income on borrower late fees, payment management activities, and direct marketing; and fees from providing software services.

Loan and Guarantee Servicing Income – Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value or number of loans serviced for each customer. Guarantee servicing fees are calculated based on the number of loans serviced or amounts collected. Revenue is recognized when earned pursuant to applicable agreements, and when ultimate collection is assured.

Other Fee-Based Income – Other fee-based income primarily consists of borrower late fee income, providing payment management services and academic publications, and the sale of lists. Borrower late fee income earned by the Company’s education lending subsidiaries is recognized when payments are collected from the borrower. Fees for payment management services are recognized over the period in which services are provided to customers. Revenue from the sale of publications and lists is recognized when the products are shipped.

Software Services – Software services income is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products. Computer and software consulting services are recognized over the period in which services are provided to customers.

Other income also includes the derivative market value adjustment and net settlements from the Company’s derivative instruments as further discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Operating Expenses

Operating expenses includes indirect costs incurred to generate and acquire student loans, costs incurred to manage and administer the Company’s student loan portfolio and its financing transactions, costs incurred to service the Company’s student loan portfolio and the portfolios of third parties, costs incurred to provide direct marketing, payment management, and software services to third parties, and other general and administrative expenses. Operating expenses also includes the depreciation and amortization of capital assets and intangible assets.

The Company does not believe inflation has a significant effect on its operations.

Results of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004

			Change

	2005	2004	Dollars	Percent

	(dollars in thousands)
Interest income:
Loan interest, excluding variable-rate floor income	$981,479	$705,036	$276,443	39.2%
Variable-rate floor income	—	348	(348)	(100.0)
Amortization of loan premiums and deferred origination costs	(76,530)	(70,370)	(6,160)	(8.8)
Investment interest	44,259	17,762	26,497	149.2

Total interest income	949,208	652,776	296,432	45.4
Interest expense:
Interest on bonds and notes payable	620,111	254,610	365,501	143.6

Net interest income	329,097	398,166	(69,069)	(17.3)
Less provision (recovery) for loan losses	7,030	(529)	7,559	(1,428.9)

Net interest income after provision (recovery) for loan losses	322,067	398,695	(76,628)	(19.2)

Other income:
Loan and guarantee servicing income	152,493	100,130	52,363	52.3
Other fee-based income	35,641	7,027	28,614	407.2
Software services income	9,169	8,051	1,118	13.9
Other income	8,032	9,321	(1,289)	(13.8)
Derivative market value adjustment	95,854	(11,918)	107,772	904.3
Derivative settlements, net	(17,008)	(34,140)	17,132	50.2

Total other income	284,181	78,471	205,710	262.1

Operating expenses:
Salaries and benefits	172,732	133,667	39,065	29.2
Other operating expenses:
Depreciation and amortization, excluding amortization
of intangible assets	14,471	10,631	3,840	36.1
Amortization of intangible assets	9,479	8,768	711	8.1
Trustee and other debt related fees	9,714	10,291	(577)	(5.6)
Occupancy and communications	18,824	12,817	6,007	46.9
Advertising and marketing	15,218	9,677	5,541	57.3
Professional and other services	23,903	15,067	8,836	58.6
Postage and distribution	18,730	13,235	5,495	41.5
Other	39,232	28,598	10,634	37.2

Total other operating expenses	149,571	109,084	40,487	37.1

Total operating expenses	322,303	242,751	79,552	32.8

Income before income taxes and minority interest	283,945	234,415	49,530	21.1
Income tax expense	102,220	85,236	16,984	19.9

Income before minority interest	181,725	149,179	32,546	21.8
Minority interest in net income of subsidiary	(603)	—	(603)	(100.0)

Net income	$181,122	$149,179	$31,943	21.4%

Interest Income. Total loan interest increased as a result of the growth of the student loan portfolio and an increase in interest rates. These increases were offset by an increase in the percentage of lower yielding consolidation loans relative to the total portfolio and a decrease in the special allowance yield adjustment. Interest income was impacted by these factors as follows:

o	The average student loan portfolio increased $3.9 billion, or 33.1% during 2005 compared to 2004, which resulted in an increase in loan interest income of approximately $246.1 million.

o	When excluding the special allowance yield adjustment, the student loan yield increased to 6.30% in 2005 from 4.83% in 2004. This increase in the student loan yield is a result of a rising interest rate environment and is offset by an increase in the percentage of lower yielding consolidation loans to the total portfolio. Loan interest income increased approximately $173.6 million as a result of the higher student loan yield.

o	The special allowance yield adjustment, which reflects interest income in excess of special allowance payments had loans earned at statutorily defined rates under a taxable financing, decreased $108.8 million to $94.7 million for 2005 compared to $203.5 million in 2004. This decrease is due to an increase in interest rates, which decreases the excess special allowance payments over the statutorily defined rates under a taxable financing, and a decrease in the portfolio of loans earning the special allowance yield adjustment. In addition, the 2004 special yield adjustment included approximately $42.9 million that was previously deferred.

o	Consolidation rebate fees, which are included in loan interest, increased approximately $34.6 million, or 50.8%, in 2005 compared to 2004. This is a result of the increase in the consolidation loan portfolio to $13.0 billion at December 31, 2005 compared to $7.9 billion at December 31, 2004.

o	Amortization of loan premiums and deferred origination costs increased as a result of the growth in the student loan portfolio.

o	Investment interest income has increased as a result of an increase in cash, cash equivalents, and investments and as a result of the rising interest rate environment.

Interest expense. Interest expense increased as a result of the increase in average variable-rate debt, the issuance of unsecured fixed-rate debt in May 2005, and an increase in interest rates. These increases were offset by a reduction in the average asset-backed fixed-rate bonds and notes outstanding. Interest expense was impacted by each of these factors as follows:

o	Average variable-rate debt increased approximately $4.2 billion in 2005 compared to 2004 which resulted in an increase in interest expense of approximately $141.1 million.

o	Interest rates, primarily LIBOR and auction rates, increased the Company’s average cost of funds on variable-rate debt which resulted in an increase in interest expense of approximately $225.8 million.

o	The Company issued $275 million of unsecured fixed-rate debt in May 2005 which resulted in an increase in interest expense of $8.5 million. Interest expense also increased approximately $1.0 million as a result of Company borrowings on the $500 million line of credit agreement established in August 2005.

o	Average fixed-rate bonds and notes decreased by $234.5 million which decreased interest expense by approximately $13.6 million.

Provision for loan losses. The provision for loan losses for federally insured student loans increased $7.9 million from a recovery of $7.6 million in 2004 to an expense of $0.3 million in 2005 as a result of the Company’s Exceptional Performer designation in June 2004. The provision for loan losses for non-federally insured loans decreased $0.4 million from $7.1 million in 2004 to $6.7 million in 2005 because of the expected performance of the non-federally insured portfolio.

Other income. Loan and guarantee servicing income increased due to the acquisition of EDULINX in December 2004 and the expansion of the Company’s loan guarantee servicing operations related to the agreement with CAN in November 2005. EDULINX recognized $59.2 million of servicing income in 2005 compared to $4.6 million in December 2004, an increase of $54.5 million. Guarantee servicing income increased $3.8 million as a result of the expanded guaranty servicing operations. These increases were offset by decreases in the Company’s existing U.S. loan and guarantee servicing operations. Loan servicing income from the Company’s U.S. operations decreased approximately $5.9 million as a result of a decrease in the average loans serviced offset by an increase of $1.4 million as a result of the acquisition of Firstmark in November 2005. Guarantee servicing income decreased $2.7 million in 2005 due to a customer that did not renew its servicing contract in 2004.

Other fee-based income increased $26.6 million due to the acquisitions of SMG and NHR in February 2005 and FACTS in June 2005. Income from borrower late fees, which is also classified as other fee-based income, increased $1.2 million as a result of the increase in the size of the Company’s student loan portfolio.

Software services income increased primarily because of the acquisition of 5280 in November 2005. The decrease in other income was due to a one-time gain of $3.0 million recorded on the sale of a fixed asset during 2004. This decrease was offset by an increase in income from investments the Company accounts for on the equity-method basis of accounting.

The Company utilizes derivative instruments to provide economic hedges to protect against the impact of adverse changes in interest rates. During 2005, the derivative market value adjustment net gain was $95.9 million and net settlements representing realized costs were $17.0 million as compared to a derivative market value adjustment net loss of $11.9 million and net settlements representing realized costs of $34.1 million during 2004. The change in the derivative market value adjustment is the result of changes in interest rates and fluctuations in the forward yield curve. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk.”

Operating expenses. Salaries and benefits increased approximately $41.9 million as a result of the acquisition of EDULINX in December 2004 and the 2005 acquisitions. This increase is offset by the Company recognizing approximately $9.1 million less in incentive plan compensation in 2005 compared to 2004 due to a change in terms of the Company’s incentive plan for 2005. The Company also incurred additional costs as a result of the increased volume in the Company’s consolidations area.

Depreciation and amortization, excluding the amortization of intangible assets, increased $2.4 million as a result of the acquisition of EDULINX in December 2004 and $0.5 million as the result of the 2005 acquisitions. Depreciation expense has also increased as a result of computer software and hardware added as a result of the growth of the Company. Amortization of intangible assets increased as a result of recent acquisitions but was offset by certain intangible assets that became fully amortized during 2004. The decrease in trustee and other debt related fees is the result of improved efficiencies in the Company’s debt transactions offset by increased costs as a result of the increase in the bonds and notes payable outstanding and the acquisition of LoanSTAR in 2005. Occupancy and communication expense increased in 2005 primarily due to the Company’s growth through acquisitions. Advertising and marketing increased $3.3 million due to the acquisitions of EDULINX in December 2004 and SMG, NHR, and FACTS during 2005. The Company also experienced an increase in advertising and marketing expenses as a result of efforts to grow its loan portfolio, especially the consolidation loan portfolio. Professional and other services increased primarily as the result of the acquisition of EDULINX in December 2004 and the 2005 acquisitions. Postage and distribution expense increased $3.4 million as a result of acquisitions and $2.1 million as a result of an increase in the volume of advertising and marketing materials distributed. Other expense increased primarily as a result of recent acquisitions.

Income tax expense. Income tax expense increased due to the increase in income before income taxes. The Company’s effective tax rate was 36.0% and 36.4% for 2005 and 2004, respectively.

Year ended December 31, 2004 compared to year ended December 31, 2003

			Change

	2004	2003	Dollars	Percent

	(dollars in thousands)
Interest income:
Loan interest, excluding variable-rate floor income	$705,036	$413,301	$291,735	70.6%
Variable-rate floor income	348	12,830	(12,482)	(97.3)
Amortization of loan premiums and deferred origination costs	(70,370)	(69,316)	(1,054)	(1.5)
Investment interest	17,762	15,203	2,559	16.8

Total interest income	652,776	372,018	280,758	75.5
Interest expense:
Interest on bonds and notes payable	254,610	200,296	54,314	27.1

Net interest income	398,166	171,722	226,444	131.9
Less provision (recovery) for loan losses	(529)	11,475	(12,004)	(104.6)

Net interest income after provision (recovery) for loan losses	398,695	160,247	238,448	148.8

Other income:
Loan and guarantee servicing	100,130	105,146	(5,016)	(4.8)
Other fee-based income	7,027	4,572	2,455	53.7
Software services income	8,051	8,753	(702)	(8.0)
Other income	9,321	3,505	5,816	165.9
Derivative market value adjustment	(11,918)	(1,183)	(10,735)	(907.4)
Derivatives settlements, net	(34,140)	(1,601)	(32,539)	(2,032.4)

Total other income	78,471	119,192	(40,721)	(34.2)

Operating expenses:
Salaries and benefits	133,667	124,273	9,394	7.6
Other operating expenses:
Depreciation and amortization, excluding amortization
of intangible assets	10,631	10,358	273	2.6
Amortization of intangible assets	8,768	12,766	(3,998)	(31.3)
Trustee and other debt related fees	10,291	14,138	(3,847)	(27.2)
Occupancy and communications	12,817	12,101	716	5.9
Advertising and marketing	9,677	8,355	1,322	15.8
Professional and other services	15,067	9,437	5,630	59.7
Consulting fees and support services to related parties	—	3,519	(3,519)	(100.0)
Postage and distribution	13,235	13,241	(6)	(0.0)
Other	28,598	24,962	3,636	14.6

Total other operating expenses	109,084	108,877	207	0.2

Total operating expenses	242,751	233,150	9,601	4.1

Income before income taxes and minority interest	234,415	46,289	188,126	406.4
Income tax expense	85,236	19,295	65,941	341.8

Income before minority interest	149,179	26,994	122,185	452.6
Minority interest in subsidiary loss	—	109	(109)	(100.0)

Net income	$149,179	$27,103	$122,076	450.4%

Net interest income. Total loan interest, including amortization of loan premiums and deferred origination costs, increased as a result of an increase in the size of the student loan portfolio and the special allowance yield adjustment, offset by changes in the interest rate environment and in the pricing characteristics of the Company’s student loan assets. The special allowance yield adjustment of $203.5 million, offset by lower average interest rates on loans, caused an increase in the student loan net yield on the Company’s student loan portfolio to 5.37% from 3.83% (when excluding the special allowance yield adjustment, the student loan yield in 2004 was 3.65%). Variable-rate floor income decreased due to the relative change in interest rates during the periods subsequent to the annual borrower interest rate reset date on July 1 of each year. Consequently, the Company realized approximately $348,000 of variable-rate floor income in 2004 as compared to $12.8 million in 2003. The weighted average interest rate on the student loan portfolio increased due to the special allowance yield adjustment, offset by lower interest rates on loans, and the increase in the number of lower yielding consolidation loans, resulting in an increase in loan interest income of approximately $156.0 million. Consolidation loan activity also increased the amortization and write-off of premiums and deferred origination costs and increased the amount incurred on consolidation rebate fees, reducing loan interest income approximately $29.2 million. The increase in loan interest income was also a result of an increase in the Company’s portfolio of student loans. The average student loan portfolio increased $2.5 billion, or 26.8%, which increased loan interest income by approximately $163.3 million.

Interest expense on bonds and notes payable increased as average total debt increased approximately $2.2 billion, or 21.2%. Average variable-rate debt increased $2.4 billion, which increased interest expense by approximately $41.3 million. The Company reduced average fixed-rate debt by $191.6 million, which decreased the Company’s overall interest expense by approximately $11.4 million. The increase in interest rates, specifically LIBOR and auction rates, increased the Company’s average cost of funds (excluding derivative settlement costs) to 1.99% from 1.89%, which increased interest expense approximately $27.2 million. Interest expense in 2003 also includes $2.6 million due to the write off of debt issuance costs incurred as a result of refinancing certain debt transactions.

Net interest income, excluding the effects of variable-rate floor income and the special allowance yield adjustment, increased approximately $35.4 million, or 22.3%, to approximately $194.3 million from approximately $158.9 million. This increase is consistent with the increase in the average student loan portfolio of 26.8%.

Provision for loan losses. The provision for loan losses for federally insured student loans decreased approximately $11.4 million from an expense of $3.8 million to a recovery of $7.6 million because of the Company’s and other servicers’ Exceptional Performer designation in 2004. The provision for loan losses for non-federally insured loans decreased approximately $0.5 million from $7.6 million in 2003 to $7.1 million in 2004 because of the decrease in the non-federally insured loans and expected performance of the non-federally insured loan portfolio.

Other income.Loan servicing income decreased due to the reduction in the number and dollar amount of loans serviced for third parties in our U.S. servicing operations from $9.6 billion as of December 31, 2003 to $9.2 billion as of December 31, 2004. Total average U.S. third-party loan servicing volume decreased $892.2 million, or 8.8%, which resulted in a decrease in loan servicing income of $6.4 million. The decrease in servicing volume is due to loan pay downs being greater than loan additions within the third-party customer portfolios. This decrease was offset by an increase in servicing fees on the Canadian servicing operations of $4.6 million due to the acquisition of EDULINX in December 2004. The Company had no Canadian servicing operations in 2003. In addition, guarantee servicing income decreased $2.5 million due to a customer that did not renew its servicing contract in March 2004.

Other fee-based income increased $1.8 million as a result of the acquisition of Nelnet Capital in August 2003. Other income increased $1.8 million as the Company began providing administrative services to RISLA in March 2004. In addition, a one-time gain of $3.0 million was recorded on the sale of a fixed asset in 2004.

The Company utilizes derivative instruments to provide economic hedges to protect against the impact of adverse changes in interest rates. In 2004, the net derivative market value adjustment loss was $11.9 million and net settlements representing realized costs were $34.1 million as compared to $1.2 million and $1.6 million, respectively, in 2003. This increase, in addition to the changes in interest rates and fluctuations in the forward yield curve, is the result of the Company entering into $3.7 billion in notional amount of derivatives in July 2004. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

Operating expenses. The Company’s 2004 compensation plans included various bonus and incentive programs for its employee base and covered the majority of employees, including senior executive management. The incentive compensation plans were tied to various performance targets and measures including loan volume, customer satisfaction, and profitability. A significant portion of the incentive was based on exceeding certain profitability targets and effectively "earning through" the target to fund the incentive pool. The Company's incentive and bonus compensation for 2004 was approximately 10% of net income before taxes. The amount incurred by the Company in 2004 for its bonus and incentive plans was approximately $6.2 million more than the amount incurred in 2003.

In addition to a net increase in the bonus and incentive compensation expenses, salaries and benefits increased due to the acquisition of EDULINX in December 2004 and the Company’s increased personnel resulting from its agreement to provide administrative services to RISLA in March 2004 and the continued expansion of the Company’s marketing efforts. This increase was reduced by a non-cash stock compensation charge of $5.2 million recognized in 2003 equal to the difference between the product of the estimated initial public offering price and the number of shares issued in March 2003 and the total price paid by the employees.

The decrease in the amortization of intangible assets is due to certain intangible assets becoming fully amortized in 2003. The decrease in trustee and other debt related fees relates to the reduced broker dealer fees as a result of the acquisition of Nelnet Capital. Advertising and marketing expenses increased due to the expansion of the Company’s marketing efforts, especially in the consolidations area. Professional services increased due to additional costs related to operations as a public company. No costs were incurred in 2004 relating to consulting fees and support services to related parties due to the termination of these agreements in July 2003. Other expenses increased as the Company redeemed a portion of its student loan interest margin notes in July 2004 and expensed the call-premium of $1.9 million on that redemption. In addition, charitable contributions incurred by the Company in 2004 were approximately $4.0 million greater than what was incurred in 2003.

Income tax expense. Income tax expense increased due to the increase in income before income taxes. The Company’s effective tax rate was 36.4% and 41.7% in 2004 and 2003, respectively. The decrease in the effective tax rate in 2004 was principally a result of the non-cash compensation expense recognized in 2003 for financial statement purposes that was not deductible for tax purposes.

Non-GAAP Performance Measures

The Company prepares its financial statements in accordance with generally accepted accounting principles (“GAAP”). In addition to evaluating the Company’s GAAP-based financial information, management also evaluates the Company on certain non-GAAP performance measures that the Company refers to as base net income. While base net income is not a substitute for reported results under GAAP, the Company provides base net income as additional information regarding its financial results.

Base net income, excluding certain special allowance yield adjustments and related hedging activity on the Company’s portfolio of student loans earning a minimum special allowance payment of 9.5%, is used by management to develop the Company’s financial plans, track results, and establish corporate performance targets.

The following table provides a reconciliation of GAAP net income to base net income and also reflects the impact of certain special allowance yield adjustments and related hedging activity related to the 9.5% portfolio.

	Year ended December 31,

	2005	2004

GAAP net income	$181,122	$149,179
Base adjustments:
Derivative market value adjustments	(95,854)	11,918
Amortization of intangible assets	9,479	8,768
Variable-rate floor income	–	(348)

Total base adjustments before income taxes	(86,375)	20,338
Net tax effect (a)	32,823	(7,728)

Total base adjustments	(53,552)	12,610

Base net income	127,570	161,789

Special allowance yield adjustments (b)	(48,841)	(106,842)

Base net income, excluding the special
allowance yield adjustments (b)	$78,729	$54,947

__________

(a)	Tax effect computed at 38%.
(b)	The special allowance yield adjustments are net of derivative settlements of $15.9 million and $31.2 million in 2005 and 2004 respectively, and the tax effect computed at 38%.

Base net income is a non-GAAP financial measure and may not be comparable to similarly titled measures reported by other companies. The Company’s base net income presentation does not represent another comprehensive basis of accounting. A more detailed discussion of the differences between GAAP and base net income follows.

Derivative market value adjustments: Base net income excludes the periodic unrealized gains and losses caused by the change in market value on those derivatives in which the Company does not qualify for hedge accounting. The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative instruments that are primarily used as part of the Company's interest rate risk management strategy include interest rate swaps and basis swaps. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133.

Amortization of intangible assets: Base net income excludes the amortization of acquired intangibles.

Variable-rate floor income: Loans that reset annually on July 1 can generate excess spread income as compared to the rate based on the special allowance payment formula in declining interest rate environments. This is referred to as variable-rate floor income and is excluded in the Company’s base net income.

Financial Condition

As of December 31, 2005 compared to December 31, 2004

			Change

	2005	2004	Dollars	Percent

	(dollars in thousands)
Assets:
Student loans receivable, net	$20,260,807	$13,461,814	$6,798,993	50.5%
Cash, cash equivalents, and investments	1,645,797	1,302,954	342,843	26.3
Goodwill	99,535	8,522	91,013	1,068.0
Intangible assets	153,117	11,987	141,130	1,177.4
Fair value of derivative instruments, net	82,766	—	82,766	100.0
Other assets	556,600	374,728	181,872	48.5

Total assets	$22,798,622	$15,160,005	$7,638,617	50.4%

Liabilities:
Bonds and notes payable	$21,673,620	$14,300,606	$7,373,014	51.6%
Fair value of derivative instruments, net	—	11,895	(11,895)	(100.0)
Other liabilities	474,884	391,329	83,555	21.4

Total liabilities	22,148,504	14,703,830	7,444,674	50.6

Minority interest	626	—	626	100.0

Shareholders' equity	649,492	456,175	193,317	42.4

Total liabilities and shareholders' equity	$22,798,622	$15,160,005	$7,638,617	50.4%

Total assets increased primarily due to an increase in student loans receivable. The Company originated and acquired $5.4 billion of student loans during 2005. In addition, the Company acquired $3.1 billion of student loans through the Chela portfolio acquisition and LoanSTAR acquisition during 2005. The additions to the Company’s loan portfolio were offset by repayments of approximately $1.9 billion. Fair value of derivative instruments experienced a net change from a liability to an asset due to the change in the fair value of the Company’s derivative instruments as a result of a change in the forward yield curve. Goodwill and intangible assets increased as a result of acquisitions that occurred during 2005. Total liabilities increased primarily because of an increase in bonds and notes payable, resulting from additional borrowings to fund growth in student loans. Shareholders’ equity increased primarily as a result of net income of $181.1 million in 2005.

Liquidity and Capital Resources

The Company utilizes operating cash flow, operating lines of credit, and secured financing transactions to fund operations and student loan acquisitions. In addition, on April 13, 2005, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) which was declared effective on May 12, 2005. This facility allows the Company to sell up to $750 million of securities that may consist of common stock, preferred stock, unsecured debt securities, warrants, stock purchase contracts, and stock purchase units. The terms of any securities are established at the time of the offering. On May 25, 2005, the Company consummated a debt offering under this universal shelf consisting of $275.0 million in aggregate principal amount of Senior Notes due June 1, 2010 (the “Notes”). The Notes are unsecured obligations of the Company. The interest rate on the Notes is 5.125%, payable semiannually. At the Company’s option, the Notes are redeemable in whole at any time or in part from time to time at the redemption price described in its prospectus supplement.

On August 19, 2005, the Company entered into a credit agreement for a $500.0 million unsecured line of credit. Concurrent with entering into this agreement, the Company terminated its existing $35.0 million operating line of credit and $50.0 million commercial paper operating line of credit. The $500.0 million line of credit terminates on August 19, 2010. The Company had $90.0 million of outstanding borrowings and $410.0 million of available capacity under this facility as of December 31, 2005. In addition, EDULINX has a credit facility agreement with a Canadian financial institution for approximately $12.9 million ($15.0 million in Canadian dollars) that is cancelable by either party upon demand. The Company had no borrowings under the EDULINX facility as of December 31, 2005. The Company uses its credit agreement primarily for general operating purposes and to fund certain asset and business acquisitions.

The Company’s secured financing instruments include short-term student loan warehouse programs, variable-rate tax-exempt bonds, fixed-rate tax-exempt bonds, fixed-rate bonds, and various asset-backed securities. Of the $21.7 billion of debt outstanding as of December 31, 2005, $16.5 billion was issued under securitization transactions. During 2005, the Company completed asset-backed securities transactions totaling $6.5 billion and on February 21, 2006 completed an additional transaction for $2.0 billion. The February 2006 transaction included $420.5 million of notes issued with spreads to the 3-month EURIBOR. This represents the Company’s first asset-backed securities offering with Euro denominated notes. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market during 2006 and subsequent years. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction procedure. The interest rate on student loans being financed is generally set based upon a spread to commercial paper or U.S. Treasury bills.

Management believes the Company’s warehouse facilities allow for expansion of liquidity and capacity for student loan growth and should provide adequate liquidity to fund the Company’s student loan operations for the foreseeable future. As of December 31, 2005, the Company had a loan warehousing capacity of $6.6 billion, of which $4.8 billion was outstanding and $1.8 billion was available for future use, through 364-day commercial paper conduit programs. These conduit programs mature in 2006 through 2009; however, they must be renewed annually by underlying liquidity providers. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements, and therefore the Company does not believe the renewal of these contracts present a significant risk to its liquidity.

The Company is limited in the amounts of funds that can be transferred from its subsidiaries through intercompany loans, advances, or cash dividends. These limitations result from the restrictions contained in trust indentures under debt financing arrangements to which the Company’s education lending subsidiaries are parties. The Company does not believe these limitations will significantly affect its operating cash needs. The amounts of cash and investments restricted in the respective reserve accounts of the education lending subsidiaries are shown on the balance sheets as restricted cash and investments.

The following table summarizes the Company’s bonds and notes outstanding as of December 31, 2005:

	Carrying amount	Percent of total	Interest rate range on carrying amount	Final maturity

	(dollars in thousands)
Variable-rate bonds and notes (a):
Bond and notes based on indices	$12,813,137	59.1%	2.85% - 4.94%	04/01/07 - 05/01/42
Bond and notes based on auction	3,159,570	14.6	3.15% - 4.60%	11/01/09 - 07/01/43

Total variable-rate bonds and notes	15,972,707	73.7
Commerical paper and other	4,816,827	22.2	4.24% - 4.31%	05/12/06 - 09/02/09
Fixed-rate bonds and notes (a)	519,086	2.4	5.20%-6.68%	11/01/06 - 05/01/29
Unsecured fixed-rate debt	275,000	1.3	5.125%	06/01/10
Unsecured line of credit	90,000	0.4	4.56% - 4.81%	08/19/10

Total	$21,673,620	100.0%

________________________________

(a) Issued in securitization transactions.

The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company’s contractual obligations as of December 31, 2005 were as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

	(dollars in thousands)
Bonds and notes payable	$21,673,620	$4,263,123	$218,668	$1,222,195	$15,969,634
Operating lease obligations	23,778	7,882	10,825	4,644	427
Other	9,370	4,563	4,807	—	—

Total	$21,706,768	$4,275,568	$234,300	$1,226,839	$15,970,061

The Company has commitments with its branding partners and forward flow lenders which obligate the Company to purchase loans originated under specific criteria, although the branding partners and forward flow lenders are typically not obligated to provide the Company with a minimum amount of loans. Branding partners are those entities from whom the Company acquires student loans and provides marketing and origination services. Forward flow lenders are those entities from whom the Company acquires student loans and provides origination services. These commitments generally run for periods ranging from one to five years and are generally renewable. As of December 31, 2005, the Company was committed to extend credit or was obligated to purchase $309.9 million of student loans at current market rates at the respective sellers’ requests under or pursuant to the terms of various agreements.

In December 2004, the Company purchased EDULINX in a business combination for $7.4 million. An additional payment of approximately $6.3 million is to be paid by the Company if EDULINX obtains an extension or renewal of a significant customer servicing contract that currently expires in July 2007. This contingency payment is due following the date on which such extension or renewal period of the servicing contract commences.

In February 2005, the Company purchased 100% of the capital stock of SMG and 100% of the membership interests of NHR. The initial consideration paid by the Company was $27.1 million. In addition to the initial purchase price, additional payments are to be made by the Company based on the operating results of SMG and NHR as defined in the purchase agreement. The contingent payments are payable in annual installments through April 2008 and in total will range from a minimum of $4.0 million to a maximum of $24.0 million. As of December 31, 2005, the Company was obligated to make an additional payment of $7.0 million under this agreement. The $7.0 million contingent payment is included in other liabilities on the Company’s consolidated balance sheet.

In November 2005, the Company purchased the remaining 50% of the stock of 5280. Consideration for the purchase was 258,760 restricted shares of the Company’s Class A common stock. The 258,760 shares of Class A common stock issued in the acquisition are subject to put option agreements whereby during the 30-day period ending November 30, 2008, the holders may require the Company to repurchase all or part of the shares at a price of $37.10 per share.

Effective in January 2006, the Company purchased the remaining 50% of the stock of infiNET. Consideration for the purchase was $9.5 million in cash and 95,380 restricted shares of the Company’s Class A common stock. Under the terms of the purchase agreement, the 95,380 shares of Class A common stock issued in the acquisition are subject to stock price guarantee provisions whereby if on or about February 28, 2011, the average market trading price of the Class A common stock is less than $104.8375 per share and has not exceeded that price for any 25 consecutive trading days during the 5-year period from the closing of the acquisition to February 28, 2011, then the Company must pay additional cash to the sellers of infiNET for each share of Class A common stock issued in an amount representing the difference between $104.8375 less the greater of $41.9335 or the gross sales price such seller obtained from a prior sale of the shares

Effective in January 2006, the Company purchased the remaining 20% of the stock of FACTS. Consideration for the purchase was $5.6 million in cash and 238,237 restricted shares of the Company’s Class A common stock valued at $9.9 million. Under the terms of the purchase agreement, the 238,237 shares of Class A common stock issued in the acquisition are subject to put option arrangements whereby during the 30-day period beginning February 28, 2010, the holders of such shares can require the Company to repurchase all or part of the shares at a price of $83.95 per share. The put option in the alternative similarly applies to replacement shares of Class A common stock purchased by the holders from the proceeds of, and within 60 days of, a sale by the holders of the shares of Class A common stock issued in the acquisition back to the Company pursuant to provisions whereby during the 6-month period ending June 30, 2009 the Company may be required to repurchase the shares at the market trading price at that time. The exercisability of the put option is subject to acceleration and then termination in the event that during the 4-year period ending February 28, 2010, the market trading price of the Class A common stock is equal to or exceeds $83.95 per share.

Student Loan Portfolio

The table below describes the components of the Company’s loan portfolio:

	As of December 31, 2005		As of December 31, 2004

	Dollars	Percent	Dollars	Percent

	(dollars in thousands)
Federally insured:
Stafford	$6,434,655	31.8%	$5,047,487	37.5%
PLUS/SLS	376,042	1.8	252,910	1.9
Consolidation	13,005,378	64.2	7,908,292	58.7
Non-federally insured	96,880	0.5	90,405	0.7

Total	19,912,955	98.3	13,299,094	98.8
Unamortized premiums and deferred origination costs	361,242	1.8	169,992	1.3
Allowance for loan losses:
Allowance - federally insured	(98)	—	(117)	—
Allowance - non-federally insured	(13,292)	(0.1)	(7,155)	(0.1)

Net	$20,260,807	100.0%	$13,461,814	100.0%

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company’s allowance for loan losses is presented in the following table:

	Year ended December 31,

	2005	2004	2003

	(dollars in thousands)
Balance at beginning of year	$7,272	$16,026	$12,000
Provision (recovery) for loan losses:
Federally insured loans	280	(7,639)	3,835
Non-federally insured loans	6,750	7,110	7,640

Total provision (recovery) for loan losses	7,030	(529)	11,475
Charge-offs, net of recoveries:
Federally insured loans	(299)	(1,999)	(3,450)
Non-federally insured loans	(613)	(6,226)	(3,999)

Net charge-offs	(912)	(8,225)	(7,449)

Balance at end of year	$13,390	$7,272	$16,026

Allocation of the allowance for loan losses:
Federally insured loans	$98	$117	$9,755
Non-federally insured loans	13,292	7,155	6,271

Total allowance for loan losses	$13,390	$7,272	$16,026

Net loan charge-offs as a percentage of average student loans	0.006%	0.070%	0.080%
Total allowance as a percentage of average student loans	0.085%	0.062%	0.172%
Total allowance as a percentage of ending balance of student loans	0.067%	0.055%	0.155%
Non-federally insured allowance as a percentage of the ending
balance of non-federally insured loans	13.720%	7.914%	6.792%
Average student loans	$15,716,388	$11,809,663	$9,316,354
Ending balance of student loans	$19,912,955	$13,299,094	$10,314,874
Ending balance of non-federally insured loans	$96,880	$90,405	$92,327

In 2004, the Company’s allowance and the provision for loan losses were each reduced by $9.4 million to account for the estimated effects of the Company’s (and other service providers servicing the Company’s student loans) Exceptional Performance designations.

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company’s student loan delinquency amounts:

	As of December 31, 2005		As of December 31, 2004

	Dollars	Percent	Dollars	Percent

	(dollars in thousands)
Federally Insured Loans:
Loans in-school/grace/deferment(1)	$5,512,448		$3,584,260
Loans in forebearance(2)	2,160,577		1,654,158
Loans in repayment status:
Loans current	10,790,625	88.9%	7,142,808	89.6%
Loans delinquent 31-60 days(3)	526,044	4.3	338,434	4.3
Loans delinquent 61-90 days(3)	236,117	1.9	154,477	1.9
Loans delinquent 91 days or greater(4)	590,264	4.9	334,552	4.2

Total loans in repayment	12,143,050	100.0%	7,970,271	100.0%

Total federally insured loans	$19,816,075		$13,208,689

Non-Federally Insured Loans:
Loans in-school/grace/deferment(1)	$27,709		$23,106
Loans in forebearance(2)	2,938		2,110
Loans in repayment status:
Loans current	61,079	92.2%	58,606	89.9%
Loans delinquent 31-60 days(3)	2,059	3.1	2,559	3.9
Loans delinquent 61-90 days(3)	1,301	2.0	1,495	2.3
Loans delinquent 91 days or greater(4)	1,794	2.7	2,529	3.9

Total loans in repayment	66,233	100.0%	65,189	100.0%

Total non-federally insured loans	$96,880		$90,405

__________

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation for law students.

(2)	Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the servicer consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due and relate to repayment loans, that is, receivables not charged off, and not in school, grace, deferment, or forbearance.

(4)	Loans delinquent 91 days or greater include loans in claim status, which are loans which have gone into default and have been submitted to the guaranty agency for FFELP loans, or the insurer for non-federally insured loans, to process the claim for payment.

Origination and Acquisition

The Company’s student loan portfolio increases through various channels, including originations through the direct channel and acquisitions through the branding partner channel, the forward flow channel, and spot purchases. The Company’s portfolio also increases with the addition of portfolios acquired through portfolio and business acquisitions.

One of the Company’s primary objectives is to focus on originations through the direct channel and acquisitions through the branding partner and forward flow channels. The Company has extensive and growing relationships with many large financial and educational institutions that are active in the education finance industry. Loss of a relationship with an institution from which the Company directly or indirectly acquires a significant volume of student loans could result in an adverse effect on the volume derived from its various channels.

The table below sets forth the activity of loans originated or acquired through each of the Company’s channels:

	Year ended December 31,

	2005	2004	2003

	(dollars in thousands)
Beginning balance	$13,299,094	$10,314,874	$8,404,388
Direct channel:	`	`	`
Consolidation loan originations	4,037,366	3,060,427	2,266,499
Less consolidation of existing portfolio	(1,966,000)	(1,427,200)	(1,160,000)

Net consolidation loan originations	2,071,366	1,633,227	1,106,499
Stafford/PLUS loan originations	720,545	279,885	236,855
Branding partner channel	1,288,596	989,867	808,843
Forward flow channel	1,153,125	780,803	602,777
Other channels	166,010	250,609	338,040

Total channel acquisitions	5,399,642	3,934,391	3,093,014
Loans acquired in portfolio and business acquisitions	3,071,479	136,138	—
Repayments, claims, capitalized interest, and other	(1,857,260)	(1,086,309)	(1,182,528)

Ending balance	$19,912,955	$13,299,094	$10,314,874

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

	Year ended December 31,

	2005	2004	2003

Student loan yield	6.90%	6.55%	5.01%
Consolidation rebate fees	(0.65)	(0.58)	(0.44)
Premium and deferred origination costs amortization	(0.49)	(0.60)	(0.74)

Student loan net yield	5.76	5.37	3.83
Student loan cost of funds (a)	(3.75)	(2.25)	(1.91)

Student loan spread	2.01	3.12	1.92
Variable-rate floor income	—	—	(0.14)
Special allowance yield adjustment, net of
settlements on derivatives (b)	(0.50)	(1.46)	—

Core student loan spread	1.51%	1.66%	1.78%

Average balance of student loans (in thousands)	$15,716,388	$11,809,663	$9,316,354
Average balance of debt outstanding (in thousands)	16,759,511	12,822,524	10,578,088

__________

(a)	The student loan cost of funds includes the effects of the net settlement costs on the Company’s derivative instruments.

(b)	The special allowance yield adjustment, which was approximately $94.7 million and $203.5 million for the years ended December 31, 2005 and 2004, respectively, represents the impact on net spread had loans earned at statutorily defined rates under a taxable financing. This special allowance yield adjustment has been reduced by net settlements on derivative instruments that were used to hedge this loan portfolio earning the excess yield, which was $15.9 million and $31.2 million in 2005 and 2004, respectively.

The compression of the Company’s core student loan spread during 2005 has been primarily due to the following items:

•	an increase in lower yielding consolidation loans;

•	an increase in consolidation rebate fees due to the growth of the Company’s consolidation loan portfolio; and

•	rising interest rates which compressed the margins on the Company’s fixed-rate loans that were not hedged.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operation discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the consolidated financial statements, which are included in this Report, includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical” — that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the following critical accounting policies that are discussed in more detail below: allowance for loan losses, student loan income, and purchase price accounting related to business and certain asset acquisitions.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses on student loans. This evaluation process is subject to numerous estimates and judgments. The Company evaluates the adequacy of the allowance for loan losses on its federally insured loan portfolio separately from its non-federally insured loan portfolio.

The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company’s loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for loan losses. Through June 30, 2006, the federal government guarantees 98% of principal and interest of federally insured student loans, which limits the Company’s loss exposure to 2% of the outstanding balance of the Company’s federally insured portfolio.

In September 2005, the Company was re-designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFELP default claims submitted for reimbursement during a 12-month period (June 1, 2005 through May 31, 2006). The Company is not subject to the 2% risk sharing on eligible claims submitted during this 12-month period. Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are eligible for the 100% reimbursement. The Company is entitled to receive this benefit as long as it and/or its service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. In addition, service providers must apply to the Department for redesignation as an Exceptional Performer on an annual basis.

As of December 31, 2005, more than 95% of the Company’s federally insured loans were serviced by providers designated as Exceptional Performers. Of this portion, the Company serviced approximately 87% and third parties serviced approximately 13%. If the Company or a third party servicer were to lose its Exceptional Performer designation, either by the Department discontinuing the program or the Company or third party servicer not meeting the required servicing standards or failing to be re-designated during the annual application process, loans serviced by the Company or such third party would become subject to the 2% risk sharing for all claims submitted after loss of the designation.

One of the changes to the Higher Education Act as a result of HERA’s enactment was to lower the guarantee rates on FFELP loans, including a decrease in insurance and reinsurance on portfolios receiving the benefit of Exceptional Performance designation by 1%, from 100% to 99% of principal and accrued interest (effective July 1, 2006), and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by 1%, from 98% to 97% of principal and accrued interest (effective for all loans first disbursed on and after July 1, 2006). The Company will recognize a provision in its allowance for loan losses based upon these new provisions during 2006.

In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, months in repayment, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for loan losses. The

Company places a non-federally insured loan on nonaccrual status and charges off the loan when the collection of principal and interest is 120 days past due.

The allowance for federally insured and non-federally insured loans is maintained at a level management believes is adequate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective because it requires estimates that may be susceptible to significant changes.

Student Loan Income

The Company recognizes student loan income as earned, net of amortization of loan premiums and deferred origination costs. Loan income is recognized based upon the expected yield of the loan after giving effect to borrower utilization of incentives such as timely payments (“borrower benefits”) and other yield adjustments. The estimate of the borrower benefits discount is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits. For competitive purposes, the Company frequently changes the borrower benefit programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the borrower benefit discount. Loan premiums, deferred origination costs, and borrower benefits are included in the carrying value of the student loan on the consolidated balance sheet and are amortized over the estimated life of the loan in accordance with SFAS No. 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The most sensitive estimate for loan premiums, deferred origination costs, and borrower benefits is the estimate of the constant repayment rate (“CPR”). CPR is a variable in the life of loan estimate that measures the rate at which loans in a portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance. A number of factors can affect the CPR estimate such as the rate of consolidation activity and default rates. Should any of these factors change, the estimates made by management would also change, which in turn would impact the amount of loan premium and deferred origination cost amortization recognized by the Company in a particular period.

Purchase Price Accounting Related to Business and Certain Asset Acquisitions

The Company has completed several business and asset acquisitions which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company. Goodwill and intangibles related to acquisitions are determined and based on purchase price allocations. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Thereafter, the value of goodwill cannot be greater than the excess of fair value of the Company’s reportable unit over the fair value of the identifiable assets and liabilities, based on the annual impairment test. Useful lives are determined based on the expected future period of the benefit of the asset, the assessment of which considers various characteristics of the asset, including historical cash flows. Due to the number of estimates involved related to the allocation of purchase price and determining the appropriate useful lives of intangible assets, management has identified purchase price accounting as a critical accounting policy.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”). This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for the exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS No. 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. Management has determined that adoption of this standard did not have a material effect on the financial position, results of operations, and cash flows of the Company.

In May 2005, the FASB issued SFAS No. 154, Reporting Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. SFAS No. 154’s retrospective application requirement replaces APB Opinion 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. If the cumulative effect of the change in accounting principle can be determined, but it is impracticable to determine the specific effects of an accounting change on one or more prior periods presented, the change in accounting policy will have to be applied to balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, with a corresponding adjustment made to the opening balance of retained earnings or other components of equity (e.g., accumulated other comprehensive income) for that period. If it is impracticable to determine the cumulative effect of applying a change in accounting principle, the new accounting principle is to be applied prospectively from the earliest date practicable. If retrospective application for all prior periods is impracticable, the method used to report the change and the reason that retrospective application is impracticable are to be disclosed. The requirements of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. As of the filing of this report, management believes that SFAS No. 154 will not have a material effect on the financial position, results of operations, and cash flows of the Company.

In November 2005, the FASB issued Staff Position No FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions. The requirements of FSP 115-1 are effective in fiscal years beginning after December 15, 2005. As of the filing of this report, management believes that FSP 115-1 will not have a material effect on the financial position, results of operations, and cash flows of the Company.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133 and SFAS No. 140 and allows financial instruments that have embedded derivatives that otherwise would require bifurcation from the host to be accounted for as a whole, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. The standard also:

o	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133;

o	Establishes a requirement to evaluate interests in securitized financial assets to determine whether interests are freestanding derivatives or are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

o	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

o	Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest (that is itself a derivative instrument).

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided that the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. As of the filing of this report, management believes that SFAS No. 155 will not have a material effect on the financial position, results of operations, and cash flows of the Company.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

During the year ended December 31, 2005, the Company acquired Student Marketing Group, Inc., National Honor Roll, LLC, an 80% interest in FACTS Management Co., LoanSTAR Funding Group, Inc., and the remaining 50% interest of 5280 Solutions, Inc. and Firstmark Services, LLC. Total assets of these entities represented six percent of consolidated total assets as of December 31, 2005. Total net interest income and other income of these entities represented six percent of consolidated net interest income and other income for the year ended December 31, 2005. The Company has excluded these entities from its assessment of internal control over financial reporting as of December 31, 2005, and management’s conclusion about the effectiveness of the Company’s internal control over financial reporting does not extend to the internal controls of these entities. These acquisitions are described in Note 3, “Business and Certain Asset Acquisitions” to the consolidated financial statements included in this Annual Report on Form 10-K.

Management has engaged KPMG LLP (“KPMG”), the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, to attest to and report on management’s evaluation of the Company’s internal control over financial reporting. KPMG’s report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Nelnet, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Nelnet, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nelnet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Nelnet, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Nelnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Nelnet, Inc. acquired Student Marketing Group, Inc., National Honor Roll, LLC, an 80% interest in FACTS Management Co., LoanSTAR Funding Group, Inc., and the remaining 50% interest of 5280 Solutions, Inc. and Firstmark Services, LLC, during 2005, and management excluded from its assessment of the effectiveness of Nelnet, Inc.’s internal control over financial reporting as of December 31, 2005, Student Marketing Group, Inc., National Honor Roll, LLC, an 80% interest in FACTS Management Co., LoanSTAR Funding Group, Inc., and the remaining 50% interest of 5280 Solutions, Inc. and Firstmark Services, LLC’s, internal control over financial reporting associated with total assets of 6% and total net interest income and other income of 6% included in the consolidated financial statements of Nelnet, Inc. and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of Nelnet, Inc. also excluded an evaluation of the internal control over financial reporting of Student Marketing Group, Inc., National Honor Roll, LLC, an 80% interest in FACTS Management Co., LoanSTAR Funding Group, Inc., and the remaining 50% interest of 5280 Solutions, Inc. and Firstmark Services, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nelnet, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Lincoln, Nebraska
March 13, 2006

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates. Because the Company generates the majority of its earnings from its student loan spread, the interest sensitivity of the balance sheet is a key profitability driver. The majority of student loans have variable-rate characteristics in certain interest rate environments. Some of the student loans include fixed-rate components depending upon the rate reset provisions, or, in the case of consolidation loans, are fixed at the weighted average interest rate of the underlying loans at the time of consolidation. The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of December 31, 2005		As of December 31, 2004

	Dollars	Percent	Dollars	Percent

	(dollars in thousands)
Fixed-rate loan assets	$4,908,865	24.7%	$5,559,748	41.8%
Variable-rate loan assets	15,004,090	75.3	7,739,346	58.2

Total	$19,912,955	100.0%	$13,299,094	100.0%

Fixed-rate debt instruments	$794,086	3.7%	$712,641	5.0%
Variable-rate debt instruments	20,879,534	96.3	13,587,965	95.0

Total	$21,673,620	100.0%	$14,300,606	100.0%

The following table shows the Company’s student loan assets currently earning at a fixed-rate as of December 31, 2005:

Fixed interest rate range	Borrower/ lender weighted average yield	Estimated variable conversion rate (a)	Current balance of fixed rate assets

			(dollars in thousands)
7.0 - 8.0%	7.51%	4.87%	$384,111
> 8.0	8.54	5.90	1,039,890
9.5 floor yield	9.50	6.86	3,484,864

			$4,908,865

_____________________

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

The Company attempts to match the interest rate characteristics of pools of loan assets with debt instruments of substantially similar characteristics, particularly in rising interest rate environments. Due to the variability in duration of the Company’s assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities and the Company’s outlook as to current and future market conditions. Based on those factors, the Company will periodically use derivative instruments as part of its overall risk management strategy to manage risk arising from its fixed-rate and variable-rate financial instruments.

The total fixed-rate student loan assets of $4.9 billion held by the Company at December 31, 2005, includes $2.7 billion of loans refinanced prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently refinanced with the proceeds of taxable obligations, without retiring the tax-exempt obligations. As discussed previously, interest income that is generated from this $2.7 billion portfolio in excess of income based upon standard special allowance rates is referred to by the Company as the special allowance yield adjustment. The following table summarizes the derivative instruments used by the Company as of December 31, 2005 to hedge this $2.7 billion loan portfolio. Since the $2.7 billion portfolio of student loans will decrease as principal payments are made on these loans, the Company has structured the related derivatives to expire or “amortize” in a similar pattern.

Maturity	Notional values	Weighted average fixed rate paid by the Company

(dollars in thousands)
2006	$493,750	3.02%
2007	118,750	3.35
2008	293,750	3.78
2009	193,750	4.01
2010	1,137,500	4.25
2011	–	–
2012	275,000	4.31
2013	525,000	4.36

Total	$3,037,500	3.98%

In addition to the interest rate swaps summarized above, the Company had a $350 million interest rate swap in which the Company paid a fixed rate of 2.58% and two interest rate swaps with total notional values of $800 million in which the Company received a fixed rate of 3.58% that expired on December 31, 2005.

The following table summarizes the outstanding derivative instruments as of December 31, 2005 used by the Company to hedge the remaining fixed-rate loan portfolio.

Maturity	Notional values	Weighted average fixed rate paid by the Company

	(dollars in thousands)
2006	$.118,750	2.87%
2007	393,750	3.45
2008	168,750	3.72
2009	118,750	4.01

Total	$800,000	3.50%

In addition to the interest rate swaps with notional values of $800 million summarized above, as of December 31, 2005, the Company had $519 million of fixed-rate debt (excluding the Company’s fixed-rate unsecured debt of $275 million) that was used by the Company to hedge fixed-rate student loan assets.

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

The Company accounts for its derivative instruments in accordance with SFAS No. 133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the majority of the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve will impact the financial position, results of operations, and cash flows of the Company. During 2005, the Company accounted for one interest rate swap with a notional amount of $150 million as a cash flow hedge in accordance with SFAS No. 133. Gains and losses on the effective portion of this qualifying hedge were accumulated in other comprehensive income and reclassified to current period earnings over the period in which the stated hedged transactions impacted earnings. Ineffectiveness was recorded to earnings through interest expense. This swap expired in September 2005.

The following is a summary of the amounts included in derivative market value adjustment and net settlements on the consolidated income statements related to those derivative instruments that do not qualify for hedge accounting:

	Year ended December 31,

	2005	2004	2003

	(dollars in thousands)
Change in fair value of derivative instruments	$95,854	$(11,918)	$(1,183)
Settlements, net	(17,008)	(34,140)	(1,601)

Derivative market value adjustment and net settlements	$78,846	$(46,058)	$(2,784)

The following tables summarize the effect on the Company’s earnings, based upon a sensitivity analysis performed by the Company assuming a hypothetical increase and decrease in interest rates of 100 basis points and an increase in interest rates of 200 basis points while funding spreads remain constant. The effect on earnings was performed on the Company’s variable-rate assets and liabilities. The analysis includes the effects of the derivative instruments in existence during these periods. As a result of the Company’s interest rate management activities, the Company expects the change in pre-tax net income resulting from 100 basis point and 200 basis point increases in interest rates will not result in a proportional decrease in net income.

	Year ended December 31, 2005

	Change from decrease of 100 basis points		Change from increase of 100 basis points		Change from increase of 200 basis points

	Dollar	Percent	Dollar	Percent	Dollar	Percent

	(dollars in thousands, except share data)
Effect on earnings:
Increase (decrease) in pre-tax net income before
impact of derivative settlements	$41,974	14.8%	$(9,310)	(3.3)%	$(10,004)	(3.5	) %
Impact of derivative settlements	(37,959)	(13.4)	37,959	13.4	75,919	26.7

Increase in net income before taxes	$4,015	1.4%	$28,649	10.1%	$65,915	23.2%

Increase in basic and diluted
earning per share	$0.05		$0.34		$0.78

	Year ended December 31, 2004

	Change from decrease of 100 basis points		Change from increase of 100 basis points		Change from increase of 200 basis points

	Dollar	Percent	Dollar	Percent	Dollar	Percent

	(dollars in thousands, except share data)
Effect on earnings:
Increase (decrease) in pre-tax net income before
impact of derivative settlements	$69,617	29.7%	$(36,312)	(15.5)%	$(66,882)	(28.5	) %
Impact of derivative settlements	(60,177)	(25.7)	60,177	25.7	120,355	51.3

Increase in net income before taxes	$9,440	4.0%	$23,865	10.2%	$53,473	22.8%

Increase in basic and diluted
earning per share	$0.11		$0.28		$0.63

	Year ended December 31, 2003

	Change from decrease of 100 basis points		Change from increase of 100 basis points		Change from increase of 200 basis points

	Dollar	Percent	Dollar	Percent	Dollar	Percent

	(dollars in thousands, except share data)
Effect on earnings:
Increase (decrease) in pre-tax net income before
impact of derivative settlements	$34,719	75.0%	$(18,256)	(39.4)%	$(30,356)	(65.6)%
Impact of derivative settlements	(8,382)	(18.1)	6,007	13.0	13,202	28.5

Increase (decrease) in net income before taxes	$26,337	56.9%	$(12,249)	(26.4)%	$(17,154)	(37.1)%

Increase (decrease) in basic and diluted
earning per share	$0.37		$(0.17)		$(0.24)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the consolidated financial statements listed under the heading “(a) 1. Consolidated Financial Statements” of Item 15 of this Report, which consolidated financial statements are incorporated into this Report by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under supervision and with the participation of certain members of the Company’s management, including the co-chief executive officers and the chief financial officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Act). Based on this evaluation, the Company’s co-chief executive officers and the chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this Report as it relates to the Company and its consolidated subsidiaries.

The effectiveness of the Company’s or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that the Company’s disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to appropriate management in a timely fashion. By their nature, the Company’s or any system of disclosure controls and procedures can provide only reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s last quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2005, no information was required to be disclosed in a report on Form 8-K, but not reported.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information as to the directors and executive officers of the Company set forth under the captions “PROPOSAL 1—ELECTION OF DIRECTORS—Nominees” and “EXECUTIVE OFFICERS” in the Proxy Statement to be filed on Schedule 14A, no later than 120 days after the end of the Company’s fiscal year with the SEC, relating to the Company’s Annual Meeting of Shareholders scheduled to be held on May 25, 2006 (the “Proxy Statement”) is incorporated into this Report by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “EXECUTIVE COMPENSATION” in the Proxy Statement is incorporated into this Report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information set forth under the caption “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS—Stock Ownership” in the Proxy Statement is incorporated into this Report by reference. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in the control of the Company.

The following table summarizes, as of December 31, 2005, information about compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans
approved by shareholders	0	$0	1,973,526

Equity compensation plans
not approved by

shareholders	0	$0	0

Total	0	$0	1,973,526(1)

(1) Includes 965,427, 62,642, and 945,457 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, and Nelnet, Inc. Employee Share Purchase Plan, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the Proxy Statement is incorporated into this Report by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “PROPOSAL 2—APPOINTMENT OF INDEPENDENT AUDITOR—Independent Accounting Fees and Services” in the Proxy Statement is incorporated into this Report by reference.

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

4. Appendix

Appendix A – Description of the Federal Family Education Loan Program

(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement for Purchase of LLC Membership Interest among David A. Hoeft, Todd J. Wolfe, Tina D. Mercer, Premiere Credit of North America, LLC and Nelnet, Inc., dated as of January 28, 2004. Incorporated by reference to Exhibit 2.17 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

2.2	Stock and Asset Purchase Agreement dated as of October 3, 2005 among Nelnet, Inc., NNI Acquisition Servicing Limited Partnership, Greater Texas Foundation, and LoanSTAR Systems, Inc., filed as Exhibit 2.1 to Nelnet, Inc.’s Current Report on Form 8-K filed on October 3, 2005 and incorporated herein by reference.

2.3	Asset Purchase Agreement dated as of September 27, 2005, among Nelnet, Inc., Chela Education Financing, Inc. and The Education Financing Foundation of California, filed as Exhibit 2.2 to Nelnet, Inc.’s Current Report on Form 8-K filed on October 26, 2005 and incorporated herein by reference.

3.1	Second Amended and Restated Articles of Incorporation of Nelnet, Inc. Incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1 Registration Statement.

3.2	Second Amended and Restated Bylaws of Nelnet, Inc. Incorporated by reference to Exhibit 3.2 to the registrant’s Form S-1 Registration Statement.

3.3	Third Amended and Restated Bylaws of Nelnet, Inc. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on November 18, 2004.

4.1	Form of Class A Common Stock Certificate of Nelnet, Inc. Incorporated by reference to Exhibit 4.1 to the registrant’s Form S-1 Registration Statement.

4.2	Indenture of Trust by and between NELNET Student Loan Corporation-2 and Zions First National Bank, as Trustee, dated as of June 1, 2000. Incorporated by reference to Exhibit 4.2 to the registrant’s Form S-1 Registration Statement.

4.3	Series 2000 Supplemental Indenture of Trust by and between NELNET Student Loan Corporation-2 and Zions First National Bank, as Trustee, authorizing the issuance of $1,000,000,000 NELNET Student Loan Corporation-2 Taxable Student Loan Asset-Backed Notes Series 2000, dated as of June 1, 2000. Incorporated by reference to Exhibit 4.3 to the registrant’s Form S-1 Registration Statement.

4.4	Indenture of Trust by and between Nelnet Student Loan Trust 2002-1 and Zions First National Bank, as Trustee, dated as of May 1, 2002. Incorporated by reference to Exhibit 4.4 to the registrant’s Form S-1 Registration Statement.

4.5	Indenture of Trust by and between Nelnet Student Loan Trust 2002-2 and Zions First National Bank, as Trustee, dated as of September 1, 2002. Incorporated by reference to Exhibit 4.5 to the registrant’s Form S-1 Registration Statement.

4.6	Indenture of Trust between Nelnet Student Loan Trust 2003-1 and Zions First National Bank, as Trustee, dated as of January 1, 2003. Incorporated by reference to Exhibit 4.6 to the registrant’s Form S-1 Registration Statement.

4.7	Indenture of Trust by and among Nelnet Education Loan Funding, Inc., Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, and Wells Fargo Bank Minnesota, National Association, as Eligible Lender Trustee, dated as of June 1, 2003. Incorporated by reference to Exhibit 4.7 to the registrant’s Form S-1 Registration Statement.

4.8	Series 2003-1 Supplemental Indenture of Trust by and between Nelnet Education Loan Funding, Inc. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, authorizing the issuance of $1,030,000,000 Nelnet Education Loan Funding, Inc. Student Loan Asset-Backed Notes Series 2003-1, dated as of June 1, 2003. Incorporated by reference to Exhibit 4.8 to the registrant’s Form S-1 Registration Statement.

4.9	Option Agreement, dated as of January 24, 2002, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Hilario Arguinchona. Incorporated by reference to Exhibit 4.10 to the registrant’s Form S-1 Registration Statement.

4.10	Registration Rights Agreement, dated as of December 16, 2003, by and among Nelnet, Inc. and the shareholders of Nelnet, Inc. signatory thereto. Incorporated by reference to Exhibit 4.11 to the registrant’s Form S-1 Registration Statement.

4.11	Indenture of Trust among Nelnet Education Loan Funding, Inc. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and Eligible Lender Trustee, dated as of January 1, 2004. Incorporated by reference to Exhibit 4.11 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

4.12	Trust Agreement, dated as of April 1, 2001, among NELNET Student Loan Corporation-1, as Depositor, MELMAC LLC, as Depositor, NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.), as Administrator, The Chase Manhattan Bank, as Collateral Agent, Note Registrar and Note Paying Agent, and Wilmington Trust Company, as Trustee, Certificate Registrar and Certificate Paying Agent. Incorporated by reference to Exhibit 10.59 to the registrant's Form S-1 Registration Statement.

4.13	Trust Agreement, dated as of December 1, 2001, among EMT Corp., as Depositor, NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.), as Administrator, JPMorgan Chase Bank, as Collateral Agent, Note Registrar and Note Paying Agent, and Wilmington Trust Company, as Trustee, Certificate Registrar and Certificate Paying Agent. Incorporated by reference to Exhibit 10.60 to the registrant's Form S-1 Registration Statement.

4.14	Indenture of Trust among Nelnet Education Loan Funding, Inc. and Wells Fargo Bank, National Association, as Indenture Trustee and Eligible Lender Trustee, dated as of April 1, 2004. Incorporated by reference to Exhibit 4.14 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

4.15	Indenture of Trust, dated as of July 1, 2004, between Nelnet Student Loan Trust 2004-3 and Zions First National Bank, as eligible lender trustee and as indenture trustee. Incorporated by reference to Exhibit 4.15 to the registrant’s quarterly report for the period ended June 30, 2004, filed on Form 10-Q.

4.16	Indenture of Trust, dated as of September 1, 2004, between Nelnet Student Loan Trust 2004-4 and Zions First National Bank, as eligible lender trustee and as indenture trustee. Incorporated by reference to Exhibit 4.16 to the registrant’s quarterly report for the period ended September 30, 2004, filed on Form 10-Q.

4.17	Indenture of Trust, dated as of February 1, 2005, by and between Nelnet Student Loan Trust 2005-1 and Zions First National Bank, as Trustee and Eligible Lender Trustee. Incorporated by reference to Exhibit 4.17 to the registrant’s annual report for the year ended 2004, filed on Form 10-K.

4.18	Indenture of Trust, dated as of April 1, 2005, between Nelnet Student Loan Trust 2005-2 and Zions First National Bank, as trustee and as eligible lender trustee, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2002-2’s Current Report on Form 8-K filed on April 29, 2005 and incorporated herein by reference.

4.19	Indenture of Trust, dated as of July 1, 2005, between Nelnet Student Loan Trust 2005-3 and Zions First National Bank, as trustee and as eligible lender trustee, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2005-3’s Current Report on Form 8-K filed on August 1, 2005 and incorporated herein by reference.

4.20	Indenture of Trust by and between Nelnet Student Loan Trust 2005-4 and Zions First National Bank, dated as of November 1, 2005, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2005-4’s Current Report on Form 8-K filed on November 18, 2005 and incorporated herein by reference.

4.21	Indenture of Trust by and between Nelnet Student Loan Trust 2006-1 and Zions First National Bank, dated as of February 1, 2006, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2006-1’s Current Report on Form 8-K filed on February 24, 2006 and incorporated herein by reference.

4.22	Form of Nelnet, Inc. Senior Debt Securities Indenture. Incorporated by reference to Exhibit 4.1 to the registrant’s Amendment No. 1 to Form S-3 filed on May 12, 2005.

10.1	Agreement to Terminate Stockholders Agreement, dated as of August 4, 2003, by and among Nelnet Loan Services, Inc. (f/k/a UNIPAC Service Corporation) (subsequently renamed Nelnet, Inc.) and those stockholders party to the Stockholders Agreement dated as of March 2, 2000. Incorporated by reference to Exhibit 10.2 to the registrant's Form S-1 Registration Statement.

10.2	Warehouse Note Purchase and Security Agreement among NHELP-III, Inc., as the Issuer, Norwest Bank Minnesota, National Association, as the Trustee, Delaware Funding Corporation, as a Note Purchaser, Three Rivers Funding Corporation, as a Note Purchaser, Morgan Guaranty Trust Company of New York, as DFC Agent and Administrative Agent, and Mellon Bank, N.A., as TRFC Agent, dated as of September 1, 1999. Incorporated by reference to Exhibit 10.10 to the registrant's Form S-1 Registration Statement.

10.3	First Amendment to Warehouse Note Purchase and Security Agreement among NHELP-III, Inc., as the Issuer, Wells Fargo Bank Minnesota, National Association, as the successor Trustee, Delaware Funding Corporation, as a Note Purchaser, Three Rivers Funding Corporation, as a Note Purchaser, Morgan Guaranty Trust Company of New York, as DFC Agent and Administrative Agent, and Mellon Bank, N.A., as TRFC Agent, dated as of September 1, 2000. Incorporated by reference to Exhibit 10.11 to the registrant's Form S-1 Registration Statement.

10.4	Second Amendment to Warehouse Note Purchase and Security Agreement among NHELP-III, Inc., as the Issuer, Wells Fargo Bank Minnesota, National Association, as the successor Trustee, Delaware Funding Corporation, as a Note Purchaser, Three Rivers Funding Corporation, as a Note Purchaser, JPMorgan Chase Bank, as DFC Agent and Administrative Agent, and Mellon Bank, N.A., as TRFC Agent, dated as of September 12, 2002. Incorporated by reference to Exhibit 10.12 to the registrant's Form S-1 Registration Statement.

10.5	Amendment to Warehouse Note Purchase and Security Agreement, dated as of June 1, 2003, by and among NHELP-III, Inc., as the Issuer, Delaware Funding Corporation, as Note Purchaser, Three Rivers Funding Corporation, as Note Purchaser, JPMorgan Chase Bank (successor to Morgan Guaranty and Trust Company of New York), as DFC Agent and Administrative Agent, and Mellon Bank, N.A., as TRFC Agent. Incorporated by reference to Exhibit 10.13 to the registrant's Form S-1 Registration Statement.

10.6	Warehouse Loan and Security Agreement among NELnet Student Loan Warehouse Corporation-1, as Borrower, Zions First National Bank, as Trustee, Thunder Bay Funding Inc., as Lender, and Royal Bank of Canada, as Facility Agent and Alternate Lender, dated as of February 1, 2002. Incorporated by reference to Exhibit 10.14 to the registrant's Form S-1 Registration Statement.

10.7	Amended and Restated Warehouse Loan and Security Agreement among Nelnet Education Loan Funding, Inc., as Borrower, Wells Fargo Bank Minnesota, National Association, as Eligible Lender Trustee, Zions First National Bank, as Trustee, Thunder Bay Funding, Inc., as Lender, and Royal Bank of Canada, as Facility Agent and Alternate Lender, dated as of April 28, 2003. Incorporated by reference to Exhibit 10.15 to the registrant's Form S-1 Registration Statement.

10.8	Warehouse Note Purchase and Security Agreement among Nelnet Education Loan Funding, as Borrower, Wells Fargo Bank Minnesota, National Association, as Trustee, Wells Fargo Bank Minnesota, National Association, as Eligible Lender Trustee, Quincy Capital Corporation, as Bank of America Conduit Lender, Bank of America, N.A., as Bank of America Alternate Lender, Bank of America, N.A., as Bank of America Facility Agent, Gemini Securitization Corp., as Deutsche Bank Conduit Lender, Deutsche Bank AG, New York Branch, as Deutsche Bank Alternate Lender, Deutsche Bank AG, New York Branch, as Deutsche Bank Facility Agent, Barton Capital Corporation, as Societe Generale Conduit Lender, Societe Generale, as Societe Generale Alternate Lender, Societe Generale, as Societe Generale Facility Agent, and Bank of America, N.A., as Administrative Agent, dated as of May 1, 2003. Incorporated by reference to Exhibit 10.16 to the registrant's Form S-1 Registration Statement.

10.9	Irrevocable Letter of Credit in the amount of $50,000,000, dated as of May 23, 2003, by and between Nelnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit 10.23 to the registrant's Form S-1 Registration Statement.

10.10	Continuing Guaranty, dated as of May 23, 2003, by and between Nelnet Loan Services, Inc. (subsequently renamed Nelnet, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit 10.24 to the registrant's Form S-1 Registration Statement.

10.11	Agreement Between 5280 Solutions and Nelnet/Unipac, dated as of April 12, 2001. Incorporated by reference to Exhibit 10.25 to the registrant's Form S-1 Registration Statement.

10.12+	Employment Contract, dated as of May 1, 2001, by and between NHELP, Inc. and Richard H. Pierce. Incorporated by reference to Exhibit 10.26 to the registrant's Form S-1 Registration Statement.

10.13	Marketing Expense Reimbursement Agreement, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.27 to the registrant's Form S-1 Registration Statement.

10.14	First Amendment of Marketing Expense Reimbursement Agreement, dated as of April 1, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (f/k/a National Education Loan Network, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.28 to the registrant's Form S-1 Registration Statement.

10.15	Second Amendment of Marketing Expense Reimbursement Agreement, dated as of December 21, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (f/k/a National Education Loan Network, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.29 to the registrant's Form S-1 Registration Statement.

10.16	Amended and Restated Participation Agreement, dated as of June 1, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.30 to the registrant's Form S-1 Registration Statement.

10.17	First Amendment of Amended and Restated Participation Agreement, dated as of December 19, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.31 to the registrant's Form S-1 Registration Statement.

10.18	Second Amendment of Amended and Restated Participation Agreement, dated as of December 1, 2002, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.32 to the registrant's Form S-1 Registration Statement.

10.19	Alternative Loan Participation Agreement, dated as of June 29, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.33 to the registrant's Form S-1 Registration Statement.

10.20	Amended and Restated Agreement, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.34 to the registrant's Form S-1 Registration Statement.

10.21	Guaranteed Purchase Agreement, dated as of March 19, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.36 to the registrant's Form S-1 Registration Statement.

10.22	First Amendment of Guaranteed Purchase Agreement, dated as of February 1, 2002, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.37 to the registrant's Form S-1 Registration Statement.

10.23	Second Amendment of Guaranteed Purchase Agreement, dated as of December 1, 2002, by and between Nelnet, Inc. (f/k/a/ NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.38 to the registrant's Form S-1 Registration Statement.

10.24	Agreement For Use of Revolving Purchase Facility, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.78 to the registrant's Form S-1 Registration Statement.

10.25+	Nelnet, Inc. Executive Officers’ Bonus Plan. Incorporated by reference to Exhibit 10.79 to the registrant's Form S-1 Registration Statement.

10.26+	Share Retention Policy. Incorporated by reference to Exhibit 10.83 to the registrant's Form S-1 Registration Statement.

10.27+	Nelnet, Inc. Restricted Stock Plan. Incorporated by reference to Exhibit 4.12 to the registrant’s Form S-1 Registration Statement.

10.28+	Nelnet, Inc. Directors Stock Compensation Plan. Incorporated by reference to Exhibit 4.13 to the registrant’s Form S-1 Registration Statement.

10.29+	Nelnet, Inc. Employee Share Purchase Plan. Incorporated by reference to Exhibit 4.14 to the registrant’s Form S-1 Registration Statement.

10.30	Operating Agreement of FirstMark Services, LLC, dated as of March 31, 2002. Incorporated by reference to Exhibit 10.84 to the registrant's Form S-1 Registration Statement.

10.31	Credit Agreement by and among Nelnet, Inc., National Education Loan Network, Inc., M&I Marshall Ilsley Bank, SunTrust Bank, First National Bank of Omaha, and Fifth Third Bank, Indiana, dated as of September 25, 2003. Incorporated by reference to Exhibit 10.85 to the registrant's Form S-1 Registration Statement.

10.32	Guaranty Agreement, by and among Charter Account Systems, Inc., ClassCredit, Inc., EFS, Inc., EFS Services, Inc., GuaranTec LLP, Idaho Financial Associates, Inc., InTuition, Inc., National Higher Educational Loan Program, Inc., Nelnet Canada, Inc., Nelnet Corporation (subsequently renamed Nelnet Corporate Services, Inc.), Nelnet Guarantee Services, Inc., Nelnet Marketing Solutions, Inc., Student Partner Services, Inc., UFS Securities, LLC and Shockley Financial Corp., dated as of September 25, 2003. Incorporated by reference to Exhibit 10.86 to the registrant's Form S-1 Registration Statement.

10.33	Security Agreement, dated as of September 25, 2003, by and between Nelnet, Inc. and M&I Marshall & Ilsley Bank, as Agent. Incorporated by reference to Exhibit 10.87 to the registrant's Form S-1 Registration Statement.

10.34	Security Agreement, dated as of September 25, 2003, by and between National Education Loan Network, Inc. and M&I Marshall & Ilsley Bank, as Agent. Incorporated by reference to Exhibit 10.88 to the registrant's Form S-1 Registration Statement.

10.35	Intercreditor Agreement, dated as of September 25, 2003, by and among M&I Marshall & Ilsley Bank, SunTrust Bank, First National Bank of Omaha, Fifth Third Bank, Indiana and Bank of America, N.A. Incorporated by reference to Exhibit 10.89 to the registrant's Form S-1 Registration Statement.

10.36	Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Bank of America, N.A., dated as of June 25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003. Incorporated by reference to Exhibit 10.90 to the registrant's Form S-1 Registration Statement.

10.37	Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Deutsche Bank AG, New York Branch, dated as of June 25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003. Incorporated by reference to Exhibit 10.91 to the registrant's Form S-1 Registration Statement.

10.38	Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Societe Generale, dated as of June 25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003. Incorporated by reference to Exhibit 10.92 to the registrant's Form S-1 Registration Statement.

10.39	Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby Student Loan Purchase Agreements, dated effective October 21, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A. Incorporated by reference to Exhibit 10.94 to the registrant's Form S-1 Registration Statement.

10.40	Letter Agreement between Nelnet Education Loan Funding, Inc. and Deutsche Bank AG, dated as of February 20, 2004. Incorporated by reference to Exhibit 10.56 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

10.41	Letter Agreement between Nelnet Education Loan Funding, Inc. and Bank of America, N.A., dated as of February 20, 2004. Incorporated by reference to Exhibit 10.57 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

10.42	Letter Agreement between Nelnet Education Loan Funding, Inc. and Societe Generale, dated as of February 20, 2004. Incorporated by reference to Exhibit 10.58 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

10.43	Lease Assignment and Assumption Agreement between MES - Maine Education Services as assignor and Nelnet Corporate Services, Inc. as assignee, dated as of February 1, 2004. Incorporated by reference to Exhibit 10.59 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

10.44	Operating Agreement for Premiere Credit of North America, LLC among Nelnet, Inc., Todd J. Wolfe, David A. Hoeft, and Tina D. Mercer, dated as of January 28, 2004. Incorporated by reference to Exhibit 10.60 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

10.45	Third Amendment to Amended and Restated Participation Agreement between National Education Loan Network, Inc. and Union Bank and Trust Company, dated as of February 5, 2004. Incorporated by reference to Exhibit 10.61 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

10.46	February 2004 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements and Standby Student Loan Purchase Agreements, dated as of February 20, 2004, among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A. Incorporated by reference to Exhibit 10.62 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

10.47	Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby Student Loan Purchase Agreements, dated effective November 20, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A. Incorporated by reference to Exhibit 10.63 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

10.48	Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby Student Loan Purchase Agreements, dated effective December 19, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A. Incorporated by reference to Exhibit 10.64 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

10.49	Agreement of Lease Renewal among Marianne B. Jardine, Trustee of National Education Loan of New England as assignee, dated as of June 1, 2002. Incorporated by reference to Exhibit 10.65 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

10.50	Amended and Restated Warehouse Note Purchase and Security Agreement, dated as of March 1, 2004, among NHELP-III, Inc., Wells Fargo Bank, National Association as Trustee, Delaware Funding Company LLC, Park Avenue Receivables Company LLC, Three Rivers Funding Corporation, JPMorgan Chase Bank, and Mellon Bank, N.A. Incorporated by reference to Exhibit 10.66 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.51	April 2004 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby Purchase Agreements, dated effective April 15, 2004, among Bank of America, N.A., Nelnet Education Loan Funding, Inc., National Education Loan Network, Inc, Nelnet, Inc., and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.67 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.52	Loan Sale and Commitment Agreement among Union Bank and Trust Company and Student Loan Acquisition Authority of Arizona, dated as of April 1, 2002, relating to student loan sale terms. Incorporated by reference to Exhibit 10.68 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.53	Letter Agreement among National Education Loan Network, Inc., Student Loan Acquisition Authority of Arizona, LLC, and Union Bank and Trust Company, dated as of April 19, 2004, relating to student loan sale terms. Incorporated by reference to Exhibit 10.69 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.54	Marketing Agreement dated as of May 1, 2004, between Nelnet, Inc. and infiNET Integrated Solutions, Inc. Incorporated by reference to Exhibit 10.70 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.55	Agreement to Extend Termination Date for the Warehouse Note Purchase and Security Agreement, dated as of May 1, 2004, among Nelnet Education Loan Funding, Inc., Bank of America, N.A., Deutsche Bank AG, New York Branch, and Societe Generale. Incorporated by reference to Exhibit 10.71 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.56	Stock Purchase Agreement, dated as of April 5, 2004, between National Education Loan Network, Inc. and infiNET Integrated Solutions, Inc. Incorporated by reference to Exhibit 10.72 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.57	Industrial Space Lease dated as of March 26, 2002, between CGA Investment Company LLC and infiNET Integrated Solutions, Inc. Incorporated by reference to Exhibit 10.73 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.58	First Amendment to Lease dated as of February 18, 2003, between CGA Investment Company LLC and infiNET Integrated Solutions, Inc. Incorporated by reference to Exhibit 10.74 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.59	Second Amendment to Lease dated as of April 13, 2004, between CGA Investment Company LLC and infiNET Integrated Solutions, Inc. Incorporated by reference to Exhibit 10.75 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.60	Line of Credit Agreement dated as of June 15, 2004, between National Education Loan Network, Inc. and Premiere Credit of North America, LLC. Incorporated by reference to Exhibit 10.76 to the registrant’s quarterly report for the period ended June 30, 2004, filed on Form 10-Q.

10.61	Promissory Note dated as of June 15, 2004, and executed by Premiere Credit of North America, LLC, in favor of National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.77 to the registrant’s quarterly report for the period ended June 30, 2004, filed on Form 10-Q.

10.62	Security Agreement dated as of June 15, 2004, between National Education Loan Network, Inc. and Premiere Credit of North America, LLC. Incorporated by reference to Exhibit 10.78 to the registrant’s quarterly report for the period ended June 30, 2004, filed on Form 10-Q.

10.63	Real Estate Mortgage dated as of June 15, 2004, and executed by Premiere Credit of North America, LLC, in favor of National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.79 to the registrant’s quarterly report for the period ended June 30, 2004, filed on Form 10-Q.

10.64	First Amendment to Amended and Restated Warehouse Note Purchase and Security Agreement dated as of June 29, 2004, by and among NHELP-III, Inc., Delaware Funding Company, LLC, Park Avenue Receivables Corporation, Three Rivers Funding Corporation, JPMorgan Chase Bank, and Mellon Bank, N.A. Incorporated by reference to Exhibit 10.80 to the registrant’s quarterly report for the period ended June 30, 2004, filed on Form 10-Q.

10.65	Amendment of Agreements dated as of February 4, 2005, by and between National Education Loan Network, Inc. and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 10, 2005.

10.66	Agreement to Purchase and Sell Partial Interest in Aircraft, dated as of September 27, 2004, among Nelnet Corporate Services, Inc., Crete Carrier Corporation, and Nebco Intermodal, Inc. Incorporated by reference to Exhibit 10.66 to the registrant’s annual report for the year ended 2004, filed on Form 10-K.

10.67	Aircraft Management Agreement, dated as of September 30, 2004, by and among Nelnet Corporate Services, Inc., Duncan Aviation, Inc., and Union Financial Services, Inc. Incorporated by reference to Exhibit 10.67 to the registrant’s annual report for the year ended 2004, filed on Form 10-K.

10.68	Aircraft Joint Ownership Agreement, dated as of September 30, 2004, by and between Nelnet Corporate Services, Inc. and Union Financial Services, Inc. Incorporated by reference to Exhibit 10.68 to the registrant’s annual report for the year ended 2004, filed on Form 10-K.

10.69	Aircraft Sales Agreement, dated as of October 1, 2004, by and among Nelnet Corporate Services, Inc., Union Financial Services, Inc., and Mobek Investments, LLC. Incorporated by reference to Exhibit 10.69 to the registrant’s annual report for the year ended 2004, filed on Form 10-K.

10.70	Amendment No. 1 to Credit Agreement dated September 24, 2004, by and among Nelnet, Inc., National Education Loan Network, Inc., M&I Marshall Ilsley Bank, SunTrust Bank, First National Bank of Omaha, and Fifth Third Bank. Incorporated by reference to Exhibit 10.70 to the registrant’s annual report for the year ended 2004, filed on Form 10-K.

10.71+	Amended Nelnet, Inc. Executive Officers’ Bonus Plan. Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report for the period ended March 31, 2005, filed on Form 10-Q.

10.72+	Amended Nelnet, Inc. Employee Share Purchase Plan. Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report for the period ended March 31, 2005, filed on Form 10-Q.

10.73+	Summary of Named Executive Officer Compensation for 2005. Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report for the period ended March 31, 2005, filed on Form 10-Q.

10.74+	Summary of Non-Employee Director Compensation for 2005. Incorporated by reference to Exhibit 10.4to the registrant’s quarterly report for the period ended March 31, 2005, filed on Form 10-Q.

10.75	Amendment of Agreements dated as of February 4, 2005, by and between Union Bank and Trust Company and National Education Loan Network, Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 10, 2005 and incorporated herein by reference).

10.76+	Amended Nelnet, Inc. Employee Share Purchase Plan. Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report for the period ended September 30, 2005, filed on Form 10-Q.

10.77	Credit Agreement dated August 19, 2005, among Nelnet, Inc., JPMorgan Chase Bank, N.A. individually and as Administrative Agent, Citibank, N.A. individually and as Syndication Agent and various lender parties thereto, filed as Exhibit 99.1 to Nelnet, Inc.’s Current Report on Form 8-K filed on August 25, 2005 and incorporated herein by reference.

10.78+*	Summary of Named Executive Officer Compensation for 2006.

10.79+*	Summary of Non-Employee Director Compensation for 2006.

10.80+*	Amended Nelnet, Inc. Directors Stock Compensation Plan.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

14.1	Nelnet, Inc. Code of Ethics. Incorporated by reference to Exhibit 14.1 to the registrant’s annual report for the year ended 2004, filed on Form 10-K.

14.2	Nelnet Education Loan Funding, Inc. Code of Ethics. Incorporated by reference to Exhibit 14.2 to the registrant’s annual report for the year ended 2004, filed on Form 10-K.

21.1*	Subsidiaries of Nelnet, Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Co-Chief Executive Officer Michael S. Dunlap.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Co-Chief Executive Officer Stephen F. Butterfield.

31.3*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

32.**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________

*	Filed herewith
**	Furnished herewith
+	Indicates a compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2006

NELNET, INC.

By:	/s/ MICHAEL S. DUNLAP

Name:	Michael S. Dunlap
Title:	Chairman and Co-Chief Executive Officer
(Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ MICHAEL S. DUNLAP	Chairman and Co-Chief Executive Officer (Co-Principal Executive Officer)	March 13, 2006

Michael S. Dunlap

/s/ STEPHEN F. BUTTERFIELD	Vice Chairman and Co-Chief Executive Officer (Co-Principal Executive Officer)	March 13, 2006

Stephen F. Butterfield

/s/ TERRY J. HEIMES	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2006

Terry J. Heimes

/s/ DON R. BOUC	Director	March 13, 2006

Don R. Bouc

/s/ JAMES P. ABEL	Director	March 13, 2006

James P. Abel

/s/ THOMAS E. HENNING	Director	March 13, 2006

Thomas E. Henning

/s/ ARTURO MORENO	Director	March 13, 2006

Arturo Moreno

/s/ BRIAN J. O’CONNOR	Director	March 13, 2006

Brian J. O’Connor

/s/ MICHAEL REARDON	Director	March 13, 2006

Michael Reardon

/s/ JAMES H. VANHORN	Director	March 13, 2006

James H. VanHorn

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Nelnet, Inc.:

We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nelnet, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nelnet, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Lincoln, Nebraska
March 13, 2006

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004

	(Dollars in thousands, except share data)
Assets:
Student loans receivable (net of allowance for loan losses of $13,390 in 2005 and $7,272 in 2004)	$20,260,807	13,461,814
Cash and cash equivalents:
Cash and cash equivalents – not held at a related party	49,863	4,854
Cash and cash equivalents – held at a related party	53,787	35,135

Total cash and cash equivalents	103,650	39,989
Restricted cash	1,228,570	732,066
Restricted investments	160,479	281,829
Restricted cash – due to customers	153,098	249,070
Accrued interest receivable	394,630	251,104
Accounts receivable, net	36,331	27,156
Goodwill	99,535	8,522
Intangible assets, net	153,117	11,987
Furniture, equipment, and leasehold improvements, net	36,750	29,870
Other assets	88,889	66,598
Fair value of derivative instruments, net	82,766	—

Total assets	$22,798,622	15,160,005

Liabilities:
Bonds and notes payable	$21,673,620	14,300,606
Accrued interest payable	94,281	48,578
Other liabilities	137,572	92,068
Deferred income taxes	89,933	1,613
Due to customers	153,098	249,070
Fair value of derivative instruments, net	—	11,895

Total liabilities	22,148,504	14,703,830

Minority interest	626	—

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding
40,040,841 shares in 2005 and 39,687,037 shares in 2004	400	397
Class B, convertible, $0.01 par value. Authorized 15,000,000 shares; issued and outstanding
13,962,954 shares in 2005 and 13,983,454 shares in 2004	140	140
Additional paid-in capital	220,432	207,915
Retained earnings	428,186	247,064
Unearned compensation	(86)	(77)
Accumulated other comprehensive income, net of taxes	420	736

Total shareholders’ equity	649,492	456,175

Commitments and contingencies
Total liabilities and shareholders’ equity	$22,798,622	15,160,005

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003

	(Dollars in thousands, except share data)
Interest income:
Loan interest	$904,949	635,014	356,815
Investment interest	44,259	17,762	15,203

Total interest income	949,208	652,776	372,018
Interest expense:
Interest on bonds and notes payable	620,111	254,610	200,296

Net interest income	329,097	398,166	171,722
Less provision (recovery) for loan losses	7,030	(529)	11,475

Net interest income after provision (recovery) for loan losses	322,067	398,695	160,247

Other income:
Loan and guarantee servicing income	152,493	100,130	105,146
Other fee-based income	35,641	7,027	4,572
Software services income	9,169	8,051	8,753
Other income	8,032	9,321	3,505
Derivative market value adjustment and net settlements	78,846	(46,058)	(2,784)

Total other income	284,181	78,471	119,192

Operating expenses:
Salaries and benefits	172,732	133,667	124,273
Other operating expenses:
Depreciation and amortization	23,950	19,399	23,124
Trustee and other debt related fees	9,714	10,291	14,138
Occupancy and communications	18,824	12,817	12,101
Advertising and marketing	15,218	9,677	8,355
Professional and other services	23,903	15,067	9,437
Consulting fees and support services to related parties	—	—	3,519
Postage and distribution	18,730	13,235	13,241
Other	39,232	28,598	24,962

Total other operating expenses	149,571	109,084	108,877

Total operating expenses	322,303	242,751	233,150

Income before income taxes and minority interest	283,945	234,415	46,289
Income tax expense	102,220	85,236	19,295

Income before minority interest	181,725	149,179	26,994
Minority interest in net (income) loss of subsidiaries	(603)	—	109

Net income	$181,122	149,179	27,103

Earnings per share, basic and diluted	$3.37	2.78	0.60

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Cosolidated Statements of Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2005, 2004, and 2003

		Common stock shares
	Preferred stock shares			Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Unearned compensation	Accumulated other comprehensive income	Total shareholders’ equity
		Class A	Class B

					(Dollars in thousands, except share data)

Balance as of December 31, 2002	–	30,947,834	14,023,454	$–	309	140	37,891	70,782	–	–	109,122
Comprehensive income:
Net income	–	–	–	–	–	–	–	27,103	–	–	27,103
Other comprehensive income,
related to cash flow hedge,
net of tax	–	–	–	–	–	–	–	–	–	237	237

Total comprehensive income											27,340
Non-cash compensation expense	–	–	–	–	–	–	5,166	–	–	–	5,166
Issuance of common stock	–	331,800	–	–	3	–	803	–	–	–	806
Issuance of common stock in initial
public offering, net of direct offering
expenses of $16,600	–	8,586,800	–	–	86	–	163,612	–	–	–	163,698
Redemption of common stock	–	(264,600)	–	–	(2)	–	(641)	–	–	–	(643)

Balance as of December 31, 2003	–	39,601,834	14,023,454	–	396	140	206,831	97,885	–	237	305,489
Comprehensive income:
Net income	–	–	–	–	–	–	–	149,179	–	–	149,179
Other comprehensive income,
related to cash flow hedge,
net of tax	–	–	–	–	–	–	–	–	–	499	499

Total comprehensive income											149,678
Issuance of common stock, net of forfeitures	–	45,203	–	–	1	–	1,084	–	(77)	–	1,008
Conversion of common stock	–	40,000	(40,000)	–	–	–	–	–	–	–	–

Balance as of December 31, 2004	–	39,687,037	13,983,454	–	397	140	207,915	247,064	(77)	736	456,175
Comprehensive income:
Net income	–	–	–	–	–	–	–	181,122	–	–	181,122
Other comprehensive income:
Cash flow hedge, net of tax	–	–	–	–	–	–	–	–	–	(736)	(736)
Foreign currency translation	–	–	–	–	–	–	–	–	–	420	420

Total comprehensive income											180,806
Issuance of common stock, net of forfeitures	–	333,304	–	–	3	–	12,517	–	(9)	–	12,511
Conversion of common stock	–	20,500	(20,500)	–	–	–	–	–	–	–	–

Balance as of December 31, 2005	–	40,040,841	13,962,954	$–	400	140	220,432	428,186	(86)	420	649,492

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003

		(Dollars in thousands)

Net income	$181,122	149,179	27,103
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization, including amortization of loan premiums and deferred
origination costs	109,077	96,725	101,375
Derivative market value adjustment	(95,854)	11,918	1,183
Ineffectiveness of cash flow hedge	28	89	(118)
Put option adjustment	373	–	–
Non-cash compensation expense	1,810	696	5,166
Income from equity method investments	(1,637)	(958)	(778)
Minority interest in net income (loss) of subsidiaries	603	–	(109)
Gain on sale of fixed asset	–	(3,037)	–
Deferred income tax expense (benefit)	46,507	11,781	(3,197)
Provision (recovery) for loan losses	7,030	(529)	11,475
Increase in accrued interest receivable	(126,202)	(50,392)	(19,618)
Decrease (increase) in accounts receivable	(3,336)	1,332	(2,451)
Decrease (increase) in other assets	(3,532)	20,127	(6,973)
Increase (decrease) in accrued interest payable	42,724	28,488	(3,072)
Increase (decrease) in other liabilities	395	(24,337)	43,013

Net cash provided by operating activities	159,108	241,082	152,999

Cash flows from investing activities, net of business acquisitions:
Originations, purchases, and consolidations of student loans, including loan premiums
and deferred origination costs	(6,716,276)	(3,485,907)	(3,566,803)
Purchases of student loans, including loan premiums, from a related party	(1,102,699)	(671,396)	(735,540)
Net proceeds from student loan principal payments and loan consolidations	1,857,260	1,223,184	2,325,531
Proceeds from sale of fixed asset	–	3,573	–
Purchases of furniture, equipment, and leasehold improvements	(19,195)	(16,456)	(16,361)
Decrease (increase) in restricted cash	(383,308)	61	(63,560)
Purchases of restricted investments	(878,089)	(954,489)	(449,959)
Proceeds from maturities of restricted investments	999,439	853,348	442,610
Purchase of equity method investments	–	(10,110)	–
Distributions from equity method investments	625	970	–
Purchase of loan origination rights	(9,280)	(7,899)	–
Consideration paid to expand customer relationships with College Access Network	(41,282)	–	–
Business acquisitions, net of cash acquired	(225,991)	(17,876)	(1,760)

Net cash used in investing activities	(6,518,796)	(3,082,997)	(2,065,842)

Cash flows from financing activities:
Payments on bonds and notes payable	(460,885)	(3,536,093)	(2,350,860)
Proceeds from issuance of bonds and notes payable	6,905,000	6,234,813	4,269,849
Payments of debt issuance costs	(22,002)	(15,375)	(11,739)
Redemption of common stock	–	–	(643)
Proceeds from issuance of common stock	961	312	164,504

Net cash provided by financing activities	6,423,074	2,683,657	2,071,111

Effect of exchange rate fluctuations on cash	275	(176)	–
Net increase (decrease) in cash and cash equivalents	63,661	(158,434)	158,268
Cash and cash equivalents, beginning of year	39,989	198,423	40,155

Cash and cash equivalents, end of year	$103,650	39,989	198,423

Supplemental disclosures of cash flow information:
Interest paid	$558,893	216,275	190,615

Income taxes paid, net of refunds	$57,469	60,117	21,635

Supplemental disclosures of noncash operating, investing, and financing activities regarding acquisitions and the Company's cash flow hedge are contained in notes 3 and 7, respectively.

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Description of Business

Nelnet, Inc. and its subsidiaries (“Nelnet” or the “Company”) is one of the leading education services and finance companies in the United States and is focused on providing quality products and services to students and schools nationwide. The Company ranks among the nation’s leaders in terms of total student loan assets originated, consolidated, held, and serviced, principally consisting of loans originated under the Federal Family Education Loan Program (“FFELP” or “FFEL Program”). The Company offers a broad range of pre-college, in-college, and post-college products and services to students, families, schools, and financial institutions. The Company’s products and services are designed to simplify the education financing process. In recent years, the Company’s acquisitions have enhanced its position as a vertically-integrated industry leader. Management believes these acquisitions allow the Company to expand products and services delivered to customers and further diversify revenue and asset generation streams.

The Company is a vertically integrated education finance organization that has five operating segments as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), as follows: Asset Management, Student Loan and Guarantee Servicing, Software Services, Direct Marketing, and Payment Management Services. See note 17 for additional information on the Company’s segment reporting.

o	Asset Management. The Company’s asset management business is its largest product and service offering and drives the majority of its earnings. The Company owns a large portfolio of student loan assets through a series of education lending subsidiaries. The Company obtains loans through direct origination or through acquisition of loans. The education lending subsidiaries primarily invest in student loans, through an eligible lender trustee, made under Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”). Certain subsidiaries also invest in non-federally insured student loans.

Student loans beneficially owned by the education lending subsidiaries include those originated under the FFEL Program, including the Stafford Loan Program, the Parent Loan for Undergraduate Students (“PLUS”) program, the Supplemental Loans for Students (“SLS”) program, and loans that consolidate certain borrower obligations (“Consolidation”). Title to the student loans is held by eligible lender trustees under the Higher Education Act for the benefit of the education lending subsidiaries. The financed eligible loan borrowers are geographically located throughout the United States. The bonds and notes outstanding are payable primarily from interest and principal payments on the student loans, as specified in the resolutions authorizing the sale of the bonds and notes.

o	Student Loan and Guarantee Servicing. The Company services its student loan portfolio and the portfolios of third parties. Servicing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. In December 2004, the Company purchased EDULINX Canada Corporation (“EDULINX”). EDULINX is a Canadian corporation that services student loans in Canada. The following table summarizes the Company’s loan servicing volumes as of December 31, 2005:

	Company	Third party	Total

		(dollars in millions)
FFELP and private loans	$16,969	10,020	26,989
Canadian loans (in U.S. $)	–	8,139	8,139

Total	$16,969	18,159	35,128

The Company also provides guarantee services and servicing support to guaranty agencies, which includes system software, hardware and telecommunication support, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services.

o	Software Services. The Company uses internally developed student loan servicing software and also provides this software to third-party student loan holders and servicers. The Company also provides information technology products and services, with core areas of business in student loan software solutions for schools, lenders, and guarantors; technical consulting services; and enterprise content management.

o	Direct Marketing. The Company provides a wide range of direct marketing products and services to help businesses reach the middle school, high school, college bound high school, college, and young adult market places. The Company also provides marketing services and college bound student lists to college and university admissions offices nationwide. In addition, the Company recognizes middle and high school students for exceptional academic success by providing publications and scholarships.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

o	Payment Management Services. The Company provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to K-12 and post-secondary educational institutions, families, and students. In addition, the Company provides financial needs analysis for students applying for aid in private and parochial K-12 schools.

2. Summary of Significant Accounting Policies and Practices

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year presentation.

The Company’s education lending subsidiaries under the Asset Management service offering are engaged in the securitization of education finance assets. These education lending subsidiaries hold beneficial interests in eligible loans, subject to creditors with specific interests. The liabilities of the Company’s education lending subsidiaries are not the obligations of Nelnet, Inc. or any of its other subsidiaries and cannot be consolidated in the event of bankruptcy. The transfers of student loans to the eligible lender trusts do not qualify as sales under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as the trusts continue to be under the effective control of the Company. Accordingly, all the financial activities and related assets and liabilities, including debt, of the securitizations are reflected in the Company’s consolidated financial statements.

The entities accounted for under the equity method and the Company’s ownership percentages are summarized below:

	As of December 31,

	2005	2004

5280 Solutions, Inc.	–%	50%
FirstMark Services LLC	–	50
Premiere Credit of North America, LLC	50	50
infiNET Integrated Solutions, Inc.	50	50

As of December 31, 2005 and 2004, other assets in the accompanying consolidated balance sheets includes $10.3 million and $11.7 million, respectively, of investment in the entities accounted for under the equity method. Included in these balances is $5.6 million of excess cost that is not being amortized as of December 31, 2005 and 2004. The Company would recognize a loss on this excess cost if there was a loss in value of any equity method investment that is other than a temporary decline. For the years ended December 31, 2005, 2004, and 2003, income from the equity method investments of $1.6 million, $1.0 million, and $0.8 million, respectively, is included in other income in the accompanying consolidated statements of income.

Effective November 1, 2005, the Company purchased the remaining 50% interest in 5280 Solutions, Inc. (“5280”) and FirstMark Services, LLC (“FirstMark”). These acquisitions were accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the effective date of these acquisitions. Effective January 31, 2006, the Company also purchased the remaining 50% interest in infiNET Integrated Solutions, Inc. (“infiNET”). See notes 3 and 19, respectively, for additional information on these acquisitions.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results could differ from those estimates.

Student Loans Receivable

Investments in student loans, including unamortized premiums and deferred origination costs, are recorded at amortized cost, net of the allowance for loan losses. Student loans consist of federally insured student loans, non-federally insured student loans, and student loan participations.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses on student loans. This evaluation process is subject to numerous estimates and judgments. The Company evaluates the adequacy of the allowance for loan losses on its federally insured loan portfolio separately from its non-federally insured loan portfolio.

The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company’s loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government currently guarantees 98% of the principal of and the interest on federally insured student loans, which limits the Company’s loss exposure to 2% of the outstanding balance of the Company’s federally insured portfolio.

In September 2005, the Company was re-designated as an Exceptional Performer by the U.S. Department of Education (the “Department”) in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company receives 100% reimbursement on all eligible FFELP default claims submitted for reimbursement during a 12-month period (June 1, 2005 through May 31, 2006). The Company is not subject to the 2% risk sharing on eligible claims submitted during this 12-month period. Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are eligible for the 100% reimbursement. The Company is entitled to receive this benefit as long as it and/or its service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. In addition, service providers must apply for redesignation as an Exceptional Performer with the Department on an annual basis. The Company first earned its Exceptional Performer designation effective June 1, 2004. In 2004, the Company’s allowance and the provision for loan losses were each reduced by $9.4 million to account for the estimated effects of the Exceptional Performance designations.

As of December 31, 2005, more than 95% of the Company’s federally insured loans were serviced by providers designated as Exceptional Performers. Of this portion, the Company serviced approximately 87% and third parties serviced approximately 13%. If the Company or a third party servicer were to lose its Exceptional Performance designation, either by the Department discontinuing the program or the Company or third party servicer not meeting the required servicing standards or failing to get re-designated during the annual application process, loans serviced by the Company or such third party would become subject to the 2% risk sharing for all claims submitted after loss of the designation.

Pursuant to the terms of the Higher Education Act, the FFEL Program is periodically amended, and the Higher Education Act is generally reauthorized by Congress every five to six years in order to prevent sunset of that Act. Historically, the United States Congress makes changes to the provisions of the Higher Education Act during the reauthorization process. On February 8, 2006, the Higher Education Reconciliation Act (“HERA”) of 2005 was enacted into law. HERA effectively reauthorized the Title IV provisions of the FFEL Program through 2012. HERA did not reauthorize the entire Higher Education Act, which is set to expire on March 31, 2006. Therefore, further action will be required by Congress to either extend or reauthorize the remaining titles of the Higher Education Act. One of the provisions of HERA was to lower the guarantee rates on FFELP loans, including a decrease in insurance and reinsurance on portfolios receiving the benefit of Exceptional Performance designation by 1%, from 100% to 99% of principal and accrued interest (effective July 1, 2006), and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by 1%, from 98% to 97% of principal and accrued interest (effective for all loans first disbursed on and after July 1, 2006). The Company will recognize a provision in its allowance for loan losses based upon these new provisions during 2006.

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

The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that the Company’s management believes is adequate to cover probable losses inherent in the loan portfolio.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all investments with maturities when purchased of three months or less to be cash equivalents.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

Restricted Cash and Restricted Investments

The Company’s restricted cash and restricted investments are held by the trustees in various accounts, subject to use restrictions imposed by the trust indenture. All restricted cash and restricted investments held by the trustees is included on the consolidated balance sheets.

Restricted Cash – Due to Customers

As a servicer of student loans, the Company collects student loan remittances and subsequently disburses these remittances to the appropriate lending entities. In addition, the Company requests funding from lenders and subsequently disburses loan funds to borrowers and schools on behalf of borrowers. The Company also collects tuition payments and subsequently remits these payments to the appropriate schools. Cash collected for customers and the related liability are included in the accompanying consolidated balance sheets. Interest income earned, net of service charges, by the Company on this cash for the years ended December 31, 2005, 2004, and 2003 was $5.4 million, $1.0 million, and $0.2 million, respectively.

Accounts Receivable

Accounts receivable are presented at their net realizable values, which includes allowances for doubtful accounts. Allowance estimates are based upon individual customer experience, as well as age of receivables and likelihood of collection.

Goodwill and Intangible Assets

The Company has completed several acquisitions which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company. The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, pursuant to which goodwill and intangible assets with indefinite lives are not amortized but must be tested for impairment annually or more frequently if an event indicates that the asset(s) might be impaired. During this assessment, management relies on a number of factors, including operating results, business plans, and anticipated future cash flows. Intangible assets with finite lives are amortized over their estimated lives. Such assets are amortized using the straight line method or accelerated method, depending on the asset class, over a period of up to twenty years.

Furniture, Equipment, and Leasehold Improvements

Furniture and equipment are carried at cost, net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred, and major improvements, including leasehold improvements, are capitalized. Gains and losses from the sale of furniture, equipment, and leasehold improvements are included in determining net income. The Company uses accelerated and straight-line methods for recording depreciation and amortization. Accelerated methods are used for certain equipment and software when this method is believed to provide a better matching of income and expenses. Leasehold improvements are amortized over the lesser of their useful life or the related lease period.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss is recorded if the sum of the future cash flows expected to result from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. The amount of the impairment charge is measured based upon the fair value of the asset.

Software Developed or Obtained for Internal-Use

Direct development costs associated with internal-use software are capitalized, including external direct costs of services and internal payroll costs for employees devoting time to the software projects. These costs are included in furniture, equipment, and leasehold improvements and are amortized over the expected future period of benefit beginning when the asset is placed into service. During the years ended December 31, 2005, 2004, and 2003 the Company capitalized $5.8 million, $4.3 million, and $1.4 million, respectively, in costs related to internal-use software development. Amortization of internal-use software was $0.9 million and $0.5 million during the years ended December 31, 2005 and 2004, respectively. There was no amortization of internal-use software in 2003.

Other Assets

Other assets are recorded at cost or amortized cost and consist primarily of prepaid expenses, debt issuance costs, investments in entities accounted for under the equity method, and deposits. Debt issuance costs are amortized using the effective interest method.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

Revenue Recognition

Loan Interest Income – Loan interest is paid by the Department or the borrower, depending on the status of the loan at the time of the accrual. In addition, the Department makes quarterly interest subsidy payments on certain qualified FFELP loans until the student is required under the provisions of the Higher Education Act to begin repayment. Borrower repayment of FFELP loans normally begins within six months after completion of the loan holder’s course of study, leaving school, or ceasing to carry at least one-half the normal full-time academic load, as determined by the educational institution. Borrower repayment of PLUS and Consolidation loans normally begins within 60 days from the date of loan disbursement, and borrower repayment of SLS loans begins within one month after completion of course study, leaving school, or ceasing to carry at least the normal full-time academic load, as determined by the educational institution. Borrower repayment of non-federally insured loans typically begins six months following a borrower’s graduation from a qualified institution and the interest is either paid by the borrower or capitalized annually or at repayment.

The Department provides a special allowance to lenders participating in the FFEL Program. The special allowance is accrued based upon the average rate established in the auction of 13-week Treasury Bills in the previous quarter relative to the yield of the student loan. Under certain circumstances, the special allowance is reduced by approximately one-half for loans that were originated or purchased from funds obtained from issuance of tax-exempt obligations, depending upon the issuance date of the obligation.

The Company recognizes student loan income as earned, net of amortization of loan premiums and deferred origination costs. Loan income is recognized based upon the expected yield of the loan after giving effect to borrower utilization of incentives such as timely payments (“borrower benefits”) and other yield adjustments. Loan premiums, deferred origination costs, and borrower benefits are amortized over the estimated life of the loan in accordance with SFAS No. 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, which includes an estimate of prepayment speeds. The Company periodically evaluates the assumptions used to estimate the life of the loans and prepayment speeds.

The Company also pays the Department an annual 105 basis point rebate fee on Consolidation loans. These rebate fees are netted against loan interest income.

Loan and Guarantee Servicing Income – Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value or number of loans serviced for each customer. Guarantee servicing fees are calculated based on the number of loans serviced or amounts collected. Revenue is recognized when earned pursuant to applicable agreements, and when ultimate collection is assured.

Other Fee-Based Income – Other fee-based income primarily consists of borrower late fee income, providing payment management services and academic publications, and the sale of lists. Borrower late fee income earned by the education lending subsidiaries is recognized when payments are collected from the borrower. Fees for payment management services are recognized over the period in which services are provided to customers. Revenue from the sale of publications and lists is recognized when the products are shipped.

Software Services – Software services income is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products. The Company accounts for software revenues in accordance with the AICPA’s Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”). SOP 97-2 provides guidance on when and in what amounts income should be recognized for licensing, selling, leasing, or otherwise marketing computer software. Income for contracts with customers that does not require significant production, modification, or customization of software is recognized when all the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, vendors fee is fixed and determinable, and collectibility is probable. Income paid on maintenance and enhancement agreements for services to be performed in subsequent periods is deferred and recognized in income over the life of the agreements. Computer and software consulting services are recognized over the period in which services are provided to customers.

Minority Interest

In 2005 and 2003, minority interest reflected the proportionate share of shareholders’ equity and net (income) loss attributable to the minority shareholders of FACTS Management Co. (“FACTS”) and Student Partner Services, respectively. In 2003, the Company purchased the remaining minority interest of Student Partner Services.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

Derivatives and Hedging Activities

The Company’s derivatives and hedging activities are recorded in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 133”). These statements establish accounting and reporting standards for derivative instruments and hedging activities, as defined, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. The fair value of the Company’s derivative instruments is determined from market quotes from independent security brokers.

The Company has entered into certain derivative instruments such as interest rate swaps and basis swaps as part of managing its interest rate risk. Interest rate swaps are used to exchange fixed and floating rate interest payment obligations. Basis swaps are used to convert variable-rate debt from one interest rate index to another to match the interest rate characteristics of the assets. The Company uses basis swaps to change the index of the LIBOR-based debt to better match the cash flows of student loan assets. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, with the exception of one interest rate swap that expired in September 2005, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of derivative instruments that do not qualify for hedge accounting are reported in current period earnings. Net settlements on derivatives that do not qualify as hedges under SFAS No. 133 are included in the derivative market value adjustment on the income statement.

Translation of Foreign Currency

The Company’s foreign subsidiary, EDULINX, uses the Canadian dollar as its functional currency. The assets and liabilities of EDULINX are translated to U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Translation gains or losses (net of tax) are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. EDULINX was purchased in December 2004, thus, the translation gain was insignificant for the year ended December 31, 2004.

Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities. To the extent the tax laws change, deferred tax assets and liabilities are adjusted in the period that the tax change is enacted.

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

Earnings Per Share

The basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the periods presented. The weighted average number of shares for the years ended December 31, 2005, 2004, and 2003 were 53,761,727, 53,648,605, and 45,501,583, respectively. Nelnet had no common stock equivalents and no potentially dilutive common shares during the years presented. Included in the Company’s weighted average shares outstanding in 2005 is 6,727 shares that will be issued to nonemployee directors upon their termination from the board of directors under the Company’s nonemployee directors compensation plan (see note 13).

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

3. Business and Certain Asset Acquisitions

The Company has positioned itself for growth by building a strong foundation through business and certain asset acquisitions. Although the Company’s assets, loan portfolios, net interest income, and fee-based revenues increase through such transactions, a key aspect of each transaction is its impact on the Company’s prospective organic growth and the development of its integrated platform of services.

On August 7, 2003, the Company acquired Nelnet Capital, LLC (“Nelnet Capital”) for $2.6 million from affiliated parties. The acquisition was accounted for under purchase accounting. The results of operations of Nelnet Capital have been included in the consolidated financial statements from the date of acquisition.

On January 28, 2004, the Company acquired 50% of the membership interests in Premiere Credit of North America, LLC (“Premiere”). Premiere is a collection services company that specializes in collection of educational debt. Total consideration paid by the Company for Premiere was $5.3 million, $2.3 million of which represents excess purchase price, which will not be amortized. Included in the Premiere purchase agreement is a “call” option, which expires six years after the purchase date, that allows the Company to purchase 100% ownership of Premiere at a price as determined in the agreement. In addition, Premiere has a “put” option, which expires five years after the purchase date, to require the Company to purchase 100% ownership of Premiere at a price as determined in the agreement. The Company is accounting for Premiere using the equity method of accounting. The investment in Premiere is included in other assets on the consolidated balance sheet.

On March 11, 2004, the Company acquired rights, title, and interest in certain assets of the Rhode Island Student Loan Authority (“RISLA”), including the right to originate student loans in RISLA’s name without competition from RISLA for a term of 10 years. Total consideration paid by the Company for the rights to originate student loans was $7.9 million, which will be amortized over 10 years. These origination rights are included in intangible assets on the consolidated balance sheet. The Company also purchased certain assets, consisting primarily of furniture and equipment from RISLA for $0.3 million and a portfolio of federally insured loans with an aggregate outstanding balance of $175.1 million. The Company further agreed to provide administrative services in connection with certain of the indentures governing debt securities of RISLA for a 10-year period.

On April 19, 2004, the Company purchased 100% of SLAAA Acquisition Corp. (“SLAAA”) for $11.1 million, including direct acquisition costs. SLAAA is a student loan secondary market. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

The allocation of the purchase price for SLAAA is shown below (dollars in thousands):

Cash and cash equivalents	$277
Restricted cash	97,864
Student loans and accrued interest	146,173
Other assets	133
Excess cost over fair value of net assets acquired	5,971
Bonds and notes payable and accrued interest	(238,645)
Other liabilities	(667)

Total purchase price	$11,106

On April 20, 2004, the Company purchased 50% of the stock of infiNET. InfiNET provides software for customer-focused electronic transactions, information sharing, and electronic account and bill presentment for colleges, universities, and healthcare organizations. Total consideration paid by the Company for infiNET was $4.9 million, which generated $3.3 million of excess purchase price that will not be amortized. The Company is accounting for infiNET using the equity method of accounting. The investment in infiNET is included in other assets on the consolidated balance sheet.

On December 1, 2004, the Company purchased 100% of the capital stock of EDULINX for $7.4 million, including $0.4 million of direct acquisition costs. An additional payment of approximately $6.3 million is to be paid by the Company if EDULINX obtains an extension or renewal of a significant customer servicing contract that currently expires in July 2007. This contingency payment is due following the date on which such extension or renewal period of the servicing contract commences. The acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

The allocation of the purchase price for EDULINX is shown below (dollars in thousands):

Cash and cash equivalents	$–
Accounts receivable	11,273
Intangible assets	7,246
Furniture, equipment, and leasehold improvements	5,464
Other assets	1,180
Excess cost over fair value of net assets acquired	2,996
Other liabilities	(20,731)

Total purchase price	$7,428

Effective February 28, 2005, the Company purchased 100% of the capital stock of Student Marketing Group, Inc. (“SMG”) and 100% of the membership interests of National Honor Roll, L.L.C. (“NHR”). The initial consideration paid by the Company was $27.1 million, including $0.1 million of direct acquisition costs. SMG and NHR were entities owned under common control. SMG is a full service direct marketing agency providing a wide range of products and services to help businesses reach the middle school, high school, college bound high school, college, and young adult marketplace. In addition, SMG provides marketing services and college bound student lists to college and university admissions offices nationwide. NHR recognizes middle and high school students for exceptional academic success by providing publication in the National Honor Roll Commemorative Edition, scholarships, a college admissions notification service, and notices to local newspapers and elected officials. In addition to the initial purchase price, additional payments are to be paid by the Company based on the operating results of SMG and NHR as defined in the purchase agreement. The contingent payments are payable in annual installments through April 2008 and in total will range from a minimum of $4.0 million to a maximum of $24.0 million. As of December 31, 2005, the Company has accrued $7.0 million as additional consideration based upon the terms of these contingencies. These acquisitions were accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the effective date of the acquisitions.

The allocation of the purchase price for SMG and NHR is shown below (dollars in thousands):

Cash and cash equivalents	$157
Accounts receivable	1,212
Intangible assets	13,111
Furniture, equipment, and leasehold improvements	545
Other assets	4,891
Excess cost over fair value of net assets acquired	17,150
Other liabilities	(2,991)

Total purchase price	$34,075

Effective June 1, 2005, the Company purchased 80% of the capital stock of FACTS for $56.1 million, including $0.1 million of direct acquisition costs. FACTS provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to K-12 and post secondary educational institutions, families, and students. In addition, FACTS provides financial needs analysis for students applying for aid in private and parochial K-12 schools. The acquisition of FACTS was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the effective date of the acquisition.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The preliminary allocation of the purchase price for FACTS is shown below (dollars in thousands):

Cash and cash equivalents	$2,466
Restricted cash - due to customers	11,034
Accounts receivable	55
Intangible assets	33,668
Furniture, equipment, and leasehold improvements	321
Other assets	24
Excess cost over fair value of net assets acquired	32,910
Due to customers	(11,034)
Other liabilities	(13,352)
Minority interests' ownership in net assets acquired	(23)

Total purchase price	$56,069

Effective July 1, 2005, the Company purchased 100% of the capital stock of Foresite Solutions, Inc. (“Foresite”) for approximately $735,000, net of cash acquired of approximately $15,000. Approximately $668,000 of the consideration paid was allocated by the Company as excess cost over fair value of net assets acquired during the allocation of purchase price. Foresite develops complementary Web-based software applications that improve the administration of financial aid offices and work-study programs at colleges and universities. The acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

On October 24, 2005, the Company purchased 100% of the capital stock of LoanSTAR Funding Group, Inc. (“LoanSTAR”) and servicing assets from LoanSTAR Systems, Inc. for $168.5 million, including $0.2 million of direct acquisition costs. The final purchase price is subject to change based on certain purchase price adjustments as defined in the purchase agreement. LoanSTAR and LoanSTAR Systems, Inc. were entities owned under common control. LoanSTAR is a Texas-based secondary market and loan originator. These acquisitions were accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the effective date of the acquisitions.

The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The preliminary allocation of the purchase price for LoanSTAR is shown below (dollars in thousands):

Cash and cash equivalents	$22,441
Restricted cash	113,196
Restricted cash - due to customers	3,649
Student loans and accrued interest	938,162
Intangible assets	45,640
Furniture, equipment, and leasehold improvements	641
Other assets	2,280
Excess cost over fair value of net assets acquired	29,385
Bonds and notes payable and accrued interest	(931,908)
Due to customers	(3,649)
Other liabilities	(51,318)

Total purchase price	$168,519

On October 25, 2005, the Company acquired a FFELP student loan portfolio of approximately $2.2 billion and certain servicing and origination rights from Chela Education Financing, Inc. (“Chela”). In addition, the Company purchased the rights to the Chela brand. Total consideration paid by the Company was $109.3 million over the par value and accrued interest of the student loan portfolio. The Company allocated $9.0 million and $1.0 million of the purchase price to future origination rights and furniture and equipment, respectively. At the time of purchase, the portfolio of student loans and related accrued interest were financed by the Company through existing student loan warehouse facilities.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

On October 31, 2005, the Company entered into an agreement to amend an existing contract with College Access Network. College Access Network is the Colorado state-designated guarantor of FFELP student loans. Under the agreement, the Company will provide student loan servicing and guarantee operations and will assume the operational expenses and employment of certain College Access Network employees. College Access Network will pay the Company a portion of the gross servicing and guarantee fees as consideration for the Company providing these services on behalf of College Access Network. The agreement terminates November 1, 2015 and can be extended for an additional 10-year period upon mutual agreement. The Company paid $41.3 million as consideration to enter into this outsourcing contract, which includes $0.1 million of direct acquisition costs. This payment created intangible assets related to customer relationships that are being amortized straight-line by the Company over the terms of the contracts.

Effective November 1, 2005, the Company purchased the remaining 50% of the stock of 5280. Consideration for the purchase was 258,760 restricted shares of the Company’s Class A common stock valued at $9.7 million. The 258,760 shares of Class A common stock issued in the acquisition are subject to put option agreements whereby during the 30-day period ending November 30, 2008 the holders may require the Company to repurchase all or part of the shares at a price of $37.10 per share. The value of the put options as of the closing date of the acquisition was approximately $1.2 million and was recorded by the Company as additional purchase price. The Company also incurred direct acquisition costs of $0.1 million. Accordingly, the total consideration recorded by the Company for this acquisition was approximately $11.0 million. The acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the effective date of the acquisition. Prior to this acquisition, the Company accounted for 5280 under the equity method of accounting.

The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The preliminary allocation of the purchase price for 5280 is shown below (dollars in thousands):

Cash and cash equivalents	$1,845
Accounts receivable	2,688
Intangible assets	2,400
Furniture, equipment, and leasehold improvements	175
Other assets	112
Excess cost over fair value of net assets acquired	7,840
Other liabilities	(2,450)
Previously recorded investment in equity interest	(1,629)

Total purchase price	$10,981

Effective November 1, 2005, the Company purchased the remaining 50% interest in FirstMark for $2.4 million. Firstmark specializes in originating and servicing non-federally insured loans. The acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the effective date of acquisition. Prior to this acquisition, the Company accounted for FirstMark under the equity method of accounting.

The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The preliminary allocation of the purchase price for FirstMark is shown below (dollars in thousands):

Cash and cash equivalents	$396
Restricted cash - due to customers	1,640
Accounts receivable	1,424
Intangible assets	1,568
Furniture, equipment, and leasehold improvements	285
Other assets	86
Other liabilities	(528)
Due to customers	(1,640)
Previously recorded investment in equity interest	(831)

Total purchase price	$2,400

The following unaudited pro forma information presents the combined results of the Company as though the 2005 business acquisitions of SMG, NHR, FACTS, Foresite, LoanSTAR, 5280, and FirstMark occurred on January 1, 2005 and 2004 and the 2004 business acquisitions of EDULINX and SLAAA occurred on January 1, 2004. The pro forma financial information does not

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of the period or that may be attained in the future. In addition, the pro forma information reflects the results of operations based on the Company’s preliminary allocation of purchase price for certain of the acquisitions.

	Pro forma year ended December 31,

	2005	2004

	(Dollars in thousands)
	(Unaudited)

Net interest income	$361,911	442,331
Other income	317,368	177,815
Net income	182,448	151,036

Weighted average shares outstanding, basic and diluted	53,977,242	53,907,365
Earnings per share, basic and diluted	$3.38	2.80

4. Intangible Assets and Goodwill

Intangible assets consist of the following:

	Weighted average remaining useful life
		As of December 31,

		2005	2004

		(Dollars in thousands)
Amortizable intangible assets:
Covenants not to compete (net of accumulated amortization of $499)	53 months	$3,874	–
Student lists (net of accumulated amortization of $1,708)	38 months	6,489	–
Loan origination rights (net of accumulated amortization of $2,505
and $395, respectively)	80 months	49,694	7,505
Customer relationships (net of accumulated amortization of $3,771
and $61, respectively)	139 months	70,369	3,716
Computer software (net of accumulated amortization of $677
and $6,137, respectively)	40 months	1,644	766
Trade names (net of accumulated amortization of $54)	61 months	767	–

Total - amortizable intangible assets	108 months	132,837	11,987

Unamortizable intangible assets - trade names		20,280	–

		$153,117	11,987

The Company recorded amortization expense on its intangible assets of $9.5 million, $8.8 million, and $12.8 million, during the years ended December 31, 2005, 2004, and 2003, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As disclosed in note 3, the Company is in the process of obtaining third party valuations of certain intangible assets, however, as of December 31, 2005 the Company estimates it will record amortization expense as follows (dollars in thousands):

2006	$20,381
2007	19,664
2008	19,071
2009	16,931
2010	15,421
2011 and thereafter	41,369

$132,837

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

The change in the carrying amount of goodwill by operating segment for the years ended December 31, 2005 and 2004 was as follows (dollars in thousands):

	Asset management	Student loan and guarantee servicing	Software services	Direct marketing	Payment management services	Total

Balance as of December 31, 2003	$–	–	2,551	–	–	2,551
Goodwill acquired during the period	5,971	–	–	–	–	5,971

Balance as of December 31, 2004	5,971	–	2,551	–	–	8,522
Goodwill acquired during the period	29,385	–	8,508	17,150	32,910	87,953
Goodwill from prior period acquisition
allocated during the current period	–	2,996	–	–	–	2,996
Effect of foreign currency fluctuations	–	64	–	–	–	64

Balance as of December 31, 2005	$35,356	3,060	11,059	17,150	32,910	99,535

5. Student Loans Receivable

Student loans receivable consisted of the following:

	As of December 31,

	2005	2004

	(Dollars in thousands)
Federally insured loans	$19,816,075	13,208,689
Non-federally insured loans	96,880	90,405

	19,912,955	13,299,094
Unamortized loan premiums and deferred origination costs	361,242	169,992
Allowance for loan losses – federally insured loans	(98)	(117)
Allowance for loan losses – non-federally insured loans	(13,292)	(7,155)

	$20,260,807	13,461,814

Non-federally insured allowance as a percentage of ending balance of non-federally insured loans	13.72%	7.91%
Total allowance as a percentage of ending balance of total loans	0.07%	0.05%

Federally insured loans may be made under the FFEL Program by certain lenders as defined by the Higher Education Act. These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Higher Education Act by an authorized guaranty agency, which has a contract of reinsurance with the Department. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 20 years. Interest rates on loans may be fixed or variable, dependent upon type, terms of loan agreements, and date of origination. Interest rates on loans currently range from 2.6% to 12.0% (the weighted average rate was 4.7% and 4.2% as of December 31, 2005 and 2004, respectively). Interest rates on variable-rate loans varies based on the average of the 91-day U.S. Treasury Bill rate. For FFELP loans, the education lending subsidiaries have entered into trust agreements in which unrelated financial institutions serve as the eligible lender trustees. As eligible lender trustees, the financial institutions act as the eligible lender in acquiring certain eligible student loans as an accommodation to the subsidiaries, which hold beneficial interests in the student loan assets as the beneficiaries of such trusts.

Substantially all FFELP loan principal and related accrued interest is guaranteed as defined by the Higher Education Act. These guarantees are made subject to the performance of certain loan servicing procedures stipulated by applicable regulations. If these due diligence procedures are not met, affected student loans may not be covered by the guarantees should the borrower default. The Company and its education lending subsidiaries retain and enforce recourse provisions against servicers and lenders under certain circumstances. Such student loans are subject to “cure” procedures and reinstatement of the guarantee under certain circumstances. Also, in accordance with the Student Loan Reform Act of 1993, student loans disbursed prior to October 1, 1993 are fully insured, and loans disbursed subsequent to October 1, 1993 are insured up to 98% of their principal amount and accrued interest, unless serviced by

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

a servicer who has been designated as an Exceptional Performer by the Department, allowing these student loans to carry a 100% guarantee.

A portion of the Company’s FFELP loan portfolio is comprised of loans financed prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993. Based upon provisions of the Higher Education Act and related interpretations by the Department, the Company is entitled to receive special allowance payments on these loans equal to a 9.5% minimum rate of return (the “9.5% Floor”). In May 2003, the Company sought confirmation from the Department regarding the treatment and recognition of special allowance payments as income based on the 9.5% minimum rate of return. Pending satisfactory resolution of this issue with the Department, the Company deferred recognition of the interest income that was generated by these loans in excess of income based upon the standard special allowance rate. In June 2004, after consideration of certain clarifying information received in connection with the guidance it had sought, including written and verbal communications with the Department, the Company concluded that the earnings process had been completed related to the special allowance payments on these loans and recognized $124.3 million of deferred interest income. As of December 31, 2003, the amount of deferred excess interest income on these loans was $42.9 million and was included in other liabilities on the Company’s consolidated balance sheet.

Student loans receivable also includes non-federally insured loans. The terms of the non-federally insured loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 20 years. Interest rates on the loans will vary based on the average of the 91-day U.S. Treasury Bill or the prime rate. The non-federally insured loans are not covered by guarantees or collateral should the borrower default.

The Company has provided for an allowance for loan losses related to the non-federally insured loans and federally insured loans. Activity in the allowance for loan losses for the years ended December 31, 2005, 2004, and 2003 is shown below:

	2005	2004	2003

	(Dollars in thousands)
Beginning balance	$7,272	16,026	12,000
Provision (recovery) for loan losses	7,030	(529)	11,475
Loans charged off, net of recoveries	(912)	(8,225)	(7,449)

Ending balance	$13,390	7,272	16,026

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

6. Bonds and Notes Payable

The following tables summarize outstanding bonds and notes payable by type of instrument:

	As of December 31, 2005

	Carrying amount	Interest rate range	Final maturity

	(Dollars in thousands)
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$12,813,137	2.85% - 4.94%	04/01/07 - 05/01/42
Bonds and notes based on auction	3,159,570	3.15% - 4.60%	11/01/09 - 07/01/43

Total variable-rate bonds and notes	15,972,707
Commercial paper and other	4,816,827	4.24% - 4.31%	05/12/06 - 09/02/09
Fixed-rate bonds and notes (a)	519,086	5.20% - 6.68%	11/01/06 - 05/01/29
Unsecured fixed rate debt	275,000	5.125%	06/01/10
Unsecured line of credit	90,000	4.56% - 4.81%	08/19/10

	$21,673,620

(a) Issued in securitization transactions

	As of December 31, 2004

	Carrying amount	Interest rate range	Final maturity

	(Dollars in thousands)
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$7,449,652	1.84% - 3.25%	11/25/09 - 01/25/41
Bonds and notes based on auction	3,590,920	1.70% - 2.55%	11/01/09 - 07/01/43

Total variable-rate bonds and notes	11,040,572
Commercial paper and other	2,532,393	2.24% - 2.37%	05/13/05 - 09/02/09
Fixed-rate bonds and notes (a)	712,641	5.20% - 6.68%	05/01/05 - 05/01/29
Other borrowings	15,000	6.00%	11/01/05

	$14,300,606

(a) Issued in securitization transactions

On April 13, 2005, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) which was declared effective on May 12, 2005. This facility allows the Company to sell up to $750 million of securities that may consist of common stock, preferred stock, unsecured debt securities, warrants, stock purchase contracts, and stock purchase units. The terms of any securities are established at the time of the offering. On May 25, 2005, the Company consummated a debt offering under this universal shelf consisting of $275.0 million in aggregate principal amount of Senior Notes due June 1, 2010 (the “Notes”). The Notes are unsecured obligations of the Company. The interest rate on the Notes is 5.125%, payable semiannually. At the Company’s option, the Notes are redeemable in whole at any time or in part from time to time at the redemption price described in its prospectus supplement.

On August 19, 2005, the Company entered into a credit agreement for a $500.0 million unsecured line of credit. Concurrently with entry into this agreement, the Company terminated its existing $35.0 million operating line of credit and $50.0 million commercial paper operating line of credit. The $500.0 million line of credit terminates in August 2010. As of December 31, 2005, there was $90.0 million outstanding on this line and $410.0 available for future use. The weighted average interest rate on this line of credit was 4.67% as of December 31, 2005. LoanSTAR has a credit facility agreement for $60.0 million that terminates in January 2007. There was no amount outstanding on this line as of December 31, 2005. In addition, EDULINX has a credit facility agreement with a Canadian financial institution for approximately $12.9 million ($15.0 million in Canadian dollars) that is cancelable by either party upon demand. There was no amount outstanding on this line as of December 31, 2005 and 2004.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

The Company’s secured financing instruments include short-term student loan warehouse programs, variable-rate tax-exempt bonds, fixed-rate tax-exempt bonds, fixed-rate bonds, and various asset-backed securities. Of the $21.7 billion of debt outstanding as of December 31, 2005, $16.5 billion was issued under securitization transactions. During 2005 and 2004, the Company completed asset-backed securities transactions totaling $6.5 billion and $5.4 billion, respectively. In addition, on February 21, 2006 the Company completed an additional transaction for $2.0 billion. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction procedure.

As of December 31, 2005 and 2004, the Company had a loan warehousing capacity of $6.6 billion and $4.3 billion, respectively, of which $4.8 billion and $2.5 billion, respectively, was outstanding, through 364-day commercial paper conduit programs. The Company had $1.8 billion in warehouse capacity available under its warehouse facilities at both December 31, 2005 and December 31, 2004. These conduit programs mature in 2006 through 2009; however, they must be renewed annually by underlying liquidity providers. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements.

Most of the bonds and notes payable are primarily secured by the student loans receivable, related accrued interest, and by the amounts on deposit in the accounts established under the respective bond resolutions or financing agreements. The student loan interest margin (“SLIMS”) notes, included in fixed-rate bonds and notes in the above tables, are secured by the rights to residual cash flows from certain variable-rate bonds and notes and fixed-rate notes. Certain variable-rate bonds and notes and fixed-rate bonds of $1.7 billion and $1.0 billion as of December 31, 2005 and 2004, respectively, are secured by financial guaranty insurance policies issued by Municipal Bond Investors Assurance Corporation, Ambac Assurance Corporation, and State Street.

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

In May and October 2002, the Company consummated debt offerings of student loan asset-backed notes of $1.0 billion and $1.2 billion, respectively. In connection with these debt offerings, the Company entered into agreements with certain investment banks pursuant to which the Company will pay the investment banks a fee equal in the aggregate to 0.01% and 0.0075% per annum of the principal balance of the May and October 2002 notes, respectively. These fees are for credit enhancements to the notes whereby the investment banks will provide liquidity advances to the Company in the instance of disintermediation in the spread between student loan interest rates and the notes’ interest rates as defined in the agreement. The total net amount paid by the Company under these agreements was approximately $85,000, $115,000, and $155,000 during the years ended December 31, 2005, 2004, and 2003, respectively.

Bonds and notes outstanding as of December 31, 2005 are due in varying amounts as shown below (dollars in thousands). The student loan warehouse lines are renewable annually by underlying liquidity providers; therefore, they are reflected as maturing in 2006.

2006	$4,263,123
2007	141,868
2008	76,800
2009	932,846
2010	289,349
2011 and thereafter	15,969,634

$21,673,620

Generally, bonds bearing interest at variable rates can be redeemed on any interest payment date at par plus accrued interest. Subject to certain provisions, all bonds and notes are subject to redemption prior to maturity at the option of certain education lending subsidiaries.

One of the Company’s education lending subsidiaries has irrevocably escrowed funds to make the remaining principal and interest payments on previously issued bonds and notes. Accordingly, neither these obligations nor the escrowed funds are included on the accompanying consolidated balance sheets. As of December 31, 2005 and 2004, $25.7 million and $23.9 million, respectively, of defeased debt remained outstanding.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

Certain bond resolutions contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. Management believes the Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2005, except for certain covenants at one education lending subsidiary that was not in compliance. A waiver was obtained for these covenants.

7. Derivative Financial Instruments

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate volatility. The Company’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. The Company views this strategy as a prudent management of interest rate sensitivity. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, except for one interest rate swap that expired in September 2005, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133.

By using derivative instruments, the Company is exposed to credit and market risk. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no credit risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s risk committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

Market risk is the adverse effect that a change in interest rates, or implied volatility rates, has on the value of a financial instrument. The Company manages market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

The following table summarizes the majority of the Company’s outstanding interest rate swaps as of December 31, 2005 (dollars in thousands):

Maturity	Notional value	Weighted average fixed rate paid by the Company

2006	$612,500	2.99%
2007	512,500	3.42
2008	462,500	3.76
2009	312,500	4.01
2010	1,137,500	4.25
2011	–	–
2012	275,000	4.31
2013	525,000	4.36

Total	$3,837,500	3.88%

In addition to the interest rate swaps summarized above, the Company had a $350.0 million interest rate swap in which the Company paid a fixed rate of 2.58% and two interest rate swaps with a total notional value of $800 million (where the Company paid a variable rate and received a fixed rate of 3.58%). These derivatives expired on December 31, 2005. The Company also has one basis swap with a notional amount of $500.0 million that matures in August 2006.

As of December 31, 2005 and 2004, the net fair value of the Company’s derivative portfolio was $82.8 million and a liability of $11.9 million, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

The Company accounted for one interest rate swap with a notional amount of $150.0 million that expired in September 2005 as a cash flow hedge. The following table shows the components of the change in accumulated other comprehensive income, net of tax, related to this interest rate swap for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003

	(Dollars in thousands)
Beginning balance	$736	237	–
Change in fair value of cash flow hedge	(753)	443	311
Hedge ineffectiveness reclassified to earnings	17	56	(74)

Total change in unrealized gain on derivative	(736)	499	237

Ending balance	$–	736	237

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

The following is a summary of the amounts included in derivative market value adjustment and net settlements on the consolidated income statements for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003

	(Dollars in thousands)
Change in fair value of derivative instruments	$95,854	(11,918)	(1,183)
Settlements, net	(17,008)	(34,140)	(1,601)

Derivative market value adjustment and net settlements	$78,846	(46,058)	(2,784)

8. Shareholders’ Equity

The Class B common stock has ten votes per share, and the Class A common stock has one vote per share. Each Class B share is convertible at any time at the holder’s option into one Class A share. With the exception of the voting rights and the conversion feature, the Class A and Class B shares are identical in terms of other rights, including dividend and liquidation rights.

On December 11, 2003, the Company consummated an initial public offering. The Company sold 8,000,000 shares of Class A common stock at a price of $21 per share for net proceeds of $152.2 million. On December 22, 2003, the underwriters exercised their over-allotment option and purchased an additional 586,800 shares at $21 per share, which yielded net proceeds to the Company of $11.5 million.

During 2005 and 2004, a principal shareholder gifted 20,500 and 40,000, respectively, Class B shares of common stock to certain charitable organizations. Per the Company’s articles of incorporation, these shares automatically converted to Class A shares upon transfer.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

9. Restricted Investments

The Company’s restricted investments are held by a trustee in various accounts subject to use restrictions and consist of guaranteed investment contracts, commercial banking deposits, and repurchase agreements, which are classified as held-to-maturity. Due to the characteristics of the investments, there is no available or active market for these types of financial instruments. These investments are guaranteed and are purchased and redeemed at par value, which equals their cost as of December 31, 2005 and 2004. The carrying value of these investments by contractual maturity is shown below:

	As of December 31,

	2005	2004

	(Dollars in thousands)
Over 1 year through 5 years	$4,997	22,023
After 5 years through 10 years	20,382	–
After 10 years	135,100	259,806

	$160,479	281,829

10. Furniture, Equipment, and Leasehold Improvements

Furniture, equipment, and leasehold improvements consist of the following:

		As of December 31,
	Useful life
		2005	2004

		(Dollars in thousands)
Computer equipment and software	2-7 years	$58,644	43,873
Office furniture and equipment	3-10 years	12,626	9,959
Leasehold improvements	1-10 years	8,602	7,987
Transportation equipment	3-10 years	3,864	3,771

		83,736	65,590
Accumulated depreciation		46,986	35,720

		$36,750	29,870

Depreciation expense for the years ended December 31, 2005, 2004, and 2003 related to furniture, equipment, and leasehold improvements was $14.4 million, $10.6 million, and $10.1 million, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

11. Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2005, 2004, and 2003 consists of the following components:

	2005	2004	2003

	(Dollars in thousands)

Current:
Federal	$51,140	67,616	20,742
State	2,686	5,106	1,750
Foreign	1,887	–	–

	55,713	72,722	22,492

Deferred:
Federal	43,244	11,455	(2,982)
State	3,511	1,059	(215)
Foreign	(248)	–	–

	46,507	12,514	(3,197)

	$102,220	85,236	19,295

The differences between the income tax provision computed at the statutory federal corporate tax rate and the financial statement provision for income taxes for the years ended December 31, 2005, 2004, and 2003 are shown below:

	2005	2004	2003

Tax expense at federal rate	35.0%	35.0	35.0
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	1.4	1.7	2.2
Non-cash compensation expense	–	–	3.9
Other, net	(0.4)	(0.3)	0.6

	36.0%	36.4	41.7

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

The Company’s net deferred income tax liability consists of the following components:

	As of December 31,

	2005	2004

	(Dollars in thousands)
Deferred tax liabilities:
Amortization	$39,764	–
Basis in swap contracts	30,464	–
Loan origination services	24,279	14,398
Prepaid expenses	1,358	1,668
Certain equity method investments	2,962	1,182
Depreciation	687	2,237
Other	100	459

Deferred tax liabilities	99,614	19,944

Deferred tax assets:
Student loans	6,114	3,957
Accrued expenses	2,958	2,187
Basis in swap contracts	–	4,793
Amortization	–	6,015
Other	609	1,379

Deferred tax assets	9,681	18,331

Net deferred income tax liability	$(89,933)	(1,613)

No valuation allowance was considered necessary for the deferred tax assets as of December 31, 2005 and 2004. In assessing the realizability of the Company’s deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected taxable income, carryback opportunities, and tax planning strategies in making the assessment of the amount of the valuation allowance.

As of December 31, 2005 and 2004, income taxes payable of $7.7 million and $10.9 million, respectively, are included in other liabilities on the consolidated balance sheets.

12. Fair Value of Financial Instruments

The following table summarizes the fair values of the Company’s financial instruments:

	As of December 31,

	2005		2004

	Fair value	Carrying value	Fair value	Carrying value

	(Dollars in thousands)

Financial assets:
Student loans receivable	$20,802,495	20,260,807	13,757,289	13,461,814
Cash and cash equivalents	103,650	103,650	39,989	39,989
Restricted cash	1,228,570	1,228,570	732,066	732,066
Restricted investments	160,479	160,479	281,829	281,829
Restricted cash – due to customers	153,098	153,098	249,070	249,070
Accrued interest receivable	394,630	394,630	251,104	251,104
Derivative instruments	82,766	82,766	–	–
Financial liabilities:
Bonds and notes payable	21,691,103	21,673,620	14,331,925	14,300,606
Accrued interest payable	94,281	94,281	48,578	48,578
Due to customers	153,098	153,098	249,070	249,070
Derivative instruments	–	–	11,895	11,895

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

Cash and Cash Equivalents, Restricted Cash, Restricted Cash – Due to Customers, Accrued Interest Receivable/Payable, and Due to Customers

The carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.

Student Loans Receivable

The fair value of student loans receivable is estimated at amounts recently paid by the Company to acquire similar loans in the market and/or the characteristics of the portfolio.

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

Limitations

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures About Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

13. Employee Benefit Plans

Defined Contribution Plans

The Company has 401(k) savings plans that cover substantially all of its U.S. employees. Employees may contribute up to 100% of their pre-tax salary, subject to IRS limitations. The Company made contributions to the plan of $2.1 million, $2.1 million, and $1.7 million during the years ended December 31, 2005, 2004, and 2003, respectively. Union Bank & Trust Company (“Union Bank”), an entity under common control with the Company, serves as the trustee for the plan.

FACTS has a 401(k) savings plan in which employees may contribute up to 100% of their pre-tax salary, subject to IRS limitations. FACTS made contributions to the plan of approximately $176,000 for the period from June 1, 2005 (the Company’s date of acquisition of FACTS) to December 31, 2005.

EDULINX has a deferred profit sharing plan under which employees are entitled to benefits as a function of base salary, age, and years of service. Permanent full-time and permanent part-time employees may join the plan after 12 months of continuous service. EDULINX made contributions to the plan of approximately $785,000 and $89,000 for the year ended December 31, 2005 and for the period from December 1, 2004 (the Company’s date of acquisition of EDULINX) to December 31, 2004, respectively.

Employee Share Purchase Plan

The Company has an employee share purchase plan pursuant to which employees are entitled to purchase common stock from payroll deductions at a 15% discount from market value. The employee share purchase plan is intended to enhance the Company’s ability to attract and retain employees and to better enable such persons to participate in the Company’s long-term success and growth.

A total of 1,000,000 Class A common stock shares are reserved for issuance under the employee share purchase plan, subject to equitable adjustment by the compensation committee in the event of stock dividends, recapitalizations, and other similar corporate

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

events. All employees, other than those whose customary employment is 20 hours or less per week, who have been employed for at least six months, or another period determined by the Company’s compensation committee not in excess of two years, are eligible to purchase Class A common stock under the plan. During the years ended December 31, 2005 and 2004, the Company recognized compensation expense of approximately $299,000 and $150,000, respectively, in connection with issuing 35,699 shares and 18,844 shares, respectively, under this plan.

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

During the years ended December 31, 2005 and 2004, the Company issued 31,273 shares and 4,300 shares, respectively, of its Class A common stock under the restricted stock plan. In addition, 650 shares and 350 shares were forfeited in 2005 and 2004, respectively. To date, the shares issued under this plan vest in various amounts up to two years. The unearned compensation recorded in shareholders’ equity on the consolidated balance sheet as a result of issuing restricted stock with vesting requirements will be recognized as expense over the remaining vesting period. For the years ended December 31, 2005 and 2004, the Company recognized compensation expense of approximately $1,040,000 and $17,000, respectively, related to shares issued under the restricted stock plan.

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

The Company accounted for the stock issuance by applying the provisions of Emerging Issues Task Force (“EITF”) 88-6, Book Value Stock Plans in an Initial Public Offering (“EITF 88-6”). Because the shareholder agreements did not provide any mechanism that converted the book value stock to market value stock upon completion of an initial public offering (“IPO”), the Company accounted for the transaction as book value stock that remains book value stock. The book value stock issued in March 2003 was presumed to have been issued in contemplation of the IPO and, thus, was subject to variable-plan accounting for actual changes in the book value of those shares from the date of issuance in accordance with the provisions of EITF 88-6.

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

During the years ended December 31, 2005 and 2004, the Company issued 8,222 shares and 22,409 shares, respectively, of its Class A common stock under the plan. These shares were issued to directors that elected to receive shares and did not defer receipt of the shares. In addition, there were directors that for 2005 elected to receive shares and defer receipt of the shares. Included in the Company’s weighted average shares outstanding is 6,727 shares that will be issued to these directors upon their termination from the board of directors. For the years ended December 31, 2005 and 2004, the Company recognized approximately $471,000 and $529,000, respectively, of expense related to these shares.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

Non-Pension Post-Retirement Benefit Plans

EDULINX has non-pension post-retirement plans that consist of health care and life insurance plans. As of December 31, 2005 and 2004, a liability related to these plans of $1.2 million and $1.1 million, respectively, is included in other liabilities on the accompanying consolidated balance sheets.

14. Commitments

The Company’s education lending subsidiaries acquire eligible loans on a regular basis from lending institutions as part of their normal business operations. As of December 31, 2005 and 2004, the education lending subsidiaries were committed to extend credit or to purchase up to $309.9 million and $265.5 million, respectively, in student loans at current market rates upon the sellers’ request under various agreements. Commitments to extend credit are agreements to lend to a borrower as long as there is no violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses.

The Company is committed under noncancelable operating leases for office and warehouse space and equipment. Total rental expense incurred by the Company for the years ended December 31, 2005, 2004, and 2003 was $10.1 million, $7.2 million, and $6.1 million, respectively. Minimum future rentals as of December 31, 2005, under noncancelable operating leases are shown below (dollars in thousands):

2006	$7,882
2007	6,765
2008	4,060
2009	2,986
2010	1,658
2011 and thereafter	427

$23,778

15. Related Parties

On February 4, 2005, the Company entered into an agreement to amend certain existing contracts with Union Bank, an entity under common control with the Company. Under the agreement, Union Bank committed to transfer to the Company substantially all of the remaining balance of Union Bank’s origination rights in guaranteed student loans to be originated in the future, except for student loans previously committed for sale to others. Union Bank will continue to originate student loans, and such guaranteed student loans not previously committed for sale to others are to be sold by Union Bank to the Company in the future. Union Bank also granted to the Company exclusive rights as marketing agent for student loans on behalf of Union Bank. As part of the agreement, Union Bank also agreed to sell the Company a portfolio of $630.8 million in guaranteed student loans. The Company agreed to pay the outstanding principal and accrued interest with respect to the student loans purchased, together with a one-time payment to Union Bank in the amount of $20.0 million. The Company allocated the consideration paid to Union Bank to loan premiums except for $260,000, which was allocated to loan origination rights.

The Company serviced loans for Union Bank of $68.7 million and $469.0 million as of December 31, 2005 and 2004, respectively. Income earned by the Company from servicing loans for Union Bank for the years ended December 31, 2005, 2004, and 2003 was $1.3 million, $5.4 million, and $5.4 million, respectively. As of December 31, 2005 and 2004, accounts receivable includes $0.2 million and $0.6 million, respectively, from Union Bank for loan servicing. The loan servicing terms with Union Bank were similar to those terms with unrelated entities.

The Company participates in the Short-Term Federal Investment Trust (“STFIT”) of the Student Loan Trust Division of Union Bank, which is included in cash and cash equivalents held at a related party and restricted cash - due to customers on the accompanying consolidated balance sheets. As of December 31, 2005 and 2004, the Company had approximately $109.1 million and $245.9 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which approximately $55.3 million and $210.8 million, respectively, is cash collected for customers. The Company’s participation in the STFIT had similar terms and investment yields as those prevailing for other nonaffiliated customers. Interest income earned by the Company on the amounts invested in the STFIT for the years ended December 31, 2005, 2004, and 2003 was $4.6 million, $1.6 million, and $1.0 million, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

During the years ended December 31, 2005, 2004, and 2003, the education lending subsidiaries purchased student loans of $1.1 billion, which includes loans purchased in February 2005 as discussed above, $657.8 million, and $726.0 million, respectively, from Union Bank. Premiums paid on these loans totaled $31.9 million, $13.6 million, and $9.5 million, respectively. The purchases from Union Bank were made on terms similar to those made with unrelated entities. During the years ended December 31, 2004 and 2003, Union Bank reimbursed the Company $0.9 million and $1.0 million, respectively, for student loan marketing services. No amount was paid during the year ended December 31, 2005. The Company has sold to Union Bank, as trustee, participation interests with balances of approximately $321.3 million and $272.8 million as of December 31, 2005 and 2004, respectively.

During the years ended December 31, 2005, 2004, and 2003, Union Bank reimbursed the Company $1.8 million, $1.3 million, and $0.5 million, respectively, for marketing services and fees related to the Nebraska College Savings Plan.

During the year ended December 31, 2004, Union Bank paid the Company marketing income of $0.5 million, as a broker on a loan sale, which is included in other income in the accompanying consolidated statements of income. No amount was paid during the years ended December 31, 2005 and 2003.

During the years ended December 31, 2005 and 2004, the Company paid entities under common control with the Company $0.5 million and $0.4 million, respectively, for payroll costs and miscellaneous fees and commissions. During the years ended December 31, 2005 and 2004, entities under common control with the Company paid the Company $0.4 million and $0.3 million, respectively, for consulting services.

In 2004, the Company recorded a one-time gain of $3.0 million related to the sale of a fixed asset to an entity, of which a principal shareholder is a director of the Company. The gain is included in other income in the accompanying consolidated statement of income.

Premiere, an entity with 50% interest owned by the Company, provides the Company with certain collection services. During the years ended December 31, 2005 and 2004, the Company incurred collection fee expenses of approximately $552,000 and $121,000, respectively, for these services, which is included in other operating expenses in the accompanying consolidated statements of income. The Company also provided a $1.0 million operating line of credit to Premiere in June 2004 that is automatically renewable for 1 year terms. As of December 31, 2005 and 2004, Premiere owed the Company approximately $379,000 and $879,000, respectively, under this line of credit, which is included in other assets in the accompanying consolidated balance sheets.

The Company has an agreement with 5280, an entity with 50% voting interest owned by the Company through November 1, 2005, to provide certain software development and technology support services. During the years ended December 31, 2005, 2004, and 2003, the Company paid 5280 fees of $4.6 million, $3.9 million, and $3.2 million, respectively, for these services, which is included in salaries and benefits expense in the accompanying consolidated statements of income. All payments were made before the acquisition of the remaining 50% of 5280. As of December 31, 2004, approximately $360,000 was payable to 5280 and is included in other liabilities in the accompanying consolidated balance sheets.

The Company has an agreement with FirstMark, an entity with 50% voting interest owned by the Company through November 1, 2005, whereby FirstMark has agreed to provide subcontracting servicing functions on the Company’s behalf with respect to private loan servicing. During the years ended December 31, 2005, 2004, and 2003, the Company paid FirstMark fees of $5.2 million, $6.5 million, and $5.5 million, respectively. All payments were made before the acquisition of the remaining 50% of FirstMark.

During the year ended December 31, 2003, the Company paid Nelnet Capital $1.4 million for services related to financings. All payments were made before the acquisition of Nelnet Capital. These payments have been recorded as debt issuance costs and are included in other assets in the accompanying consolidated balance sheets.

The Company incurred consulting fees for services provided by an entity that is a minority shareholder and for services provided by a significant shareholder of the Company. During the year ended December 31, 2003, the Company incurred consulting fees of $3.5 million for services provided by these shareholders, which is included in consulting fees and support services to related parties in the accompanying consolidated statements of income. These agreements terminated in 2003.

16. Condensed Parent Company Financial Statements

The following represents the condensed balance sheets as of December 31, 2005 and 2004 and condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2005 for Nelnet, Inc.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

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

Balance Sheets (Parent Company Only)
	As of December 31,

	2005	2004

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$34,489	9,504
Restricted cash	–	10,018
Restricted cash - due to loan program customers	134,219	249,070
Investment in subsidiaries	658,032	413,136
Intangible assets, net	49,311	–
Accounts receivable	24,315	20,920
Other assets	278,706	9,474

Total assets	$1,179,072	712,122

Liabilities:
Notes payable	$372,000	–
Accrued interest payable	1,780	–
Other liabilities	21,581	6,877
Due to loan program customers	134,219	249,070

Total liabilities	529,580	255,947

Shareholders' equity:
Common stock	540	537
Additional paid-in capital	220,432	207,915
Retained earnings	428,186	247,064
Unearned compensation	(86)	(77)
Accumulated other comprehensive income	420	736

Total shareholders' equity	649,492	456,175

Total liabilities and shareholders' equity	$1,179,072	712,122

Statements of Income (Parent Company Only)
	Year ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Operating revenues	$190,000	161,988	146,952
Operating expenses	132,341	116,257	118,815

Net operating income	57,659	45,731	28,137
Net interest income (expense)	(2,614)	1,505	740
Derivative market value adjustment and net settlements	80,080	(39,705)	–
Equity in earnings of subsidiaries	96,264	147,909	12,076
Income tax expense	50,267	6,261	13,850

Net income	$181,122	149,179	27,103

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

Statements of Cash Flows (Parent Company Only)
	Year ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$181,122	149,179	27,103
Adjustments to reconcile net income to net cash
provided by (used in) operating activities, net of business acquisitions:
Depreciation and amortization	1,953	240	870
Derivative market value adjustment	(97,004)	5,679	–
Ineffectiveness of cash flow hedge	28	89	–
Noncash compensation expense	1,810	696	5,166
Equity in earnings of subsidiaries	(96,264)	(147,909)	(12,076)
(Income) loss from equity method investment	(91)	22	–
Increase in accounts receivable	(3,395)	(206)	(563)
Decrease (increase) in other assets	(159,764)	14,697	10,277
Increase (decrease) in accrued interest payable	1,780	(23)	23
Increase (decrease) in other liabilities	(1,115)	(21,775)	1,594

Net cash provided by (used in) operating activities	(170,940)	689	32,394

Cash flows from investing activities:
(Increase) decrease in restricted cash	10,018	(10,018)	–
Purchases of furniture, equipment, and leasehold improvements	(3,760)	–	–
Purchase of loan origination rights	(9,020)	–	–
Business acquisitions	(92,231)	–	(1,760)
Consideration paid to expand customer relationships with
College Access Network	(41,282)	–	–
Purchase of equity method investment	–	(5,250)	–
Capital contributions to/from subsidiary, net	(37,703)	(121,115)	(50,571)

Net cash flows used in investing activities	(173,978)	(136,383)	(52,331)

Cash flows from financing activities:
Payments on note payable	–	(12,662)	–
Proceeds from issuance of notes payable	372,000	–	12,662
Payment of debt issuance costs	(3,058)	(175)	–
Redemption of common stock	–	–	(643)
Net proceeds from issuance of common stock	961	312	164,504

Net cash flows provided by (used in) financing activities	369,903	(12,525)	176,523

Net increase (decrease) in cash and cash equivalents	24,985	(148,219)	156,586
Cash and cash equivalents, beginning of year	9,504	157,723	1,137

Cash and cash equivalents, end of year	$34,489	9,504	157,723

Supplemental cash flow information:
Income taxes paid, net of refunds	$28,525	17,056	21,635

Interest paid	$8,047	570	124

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

17. Segment Reporting

The Company has five operating segments as defined in SFAS No. 131 as follows: Asset Management, Student Loan and Guarantee Servicing, Software Services, Direct Marketing, and Payment Management Services. The addition of Direct Marketing and Payment Management Services as operating segments in 2005 is a result of the Company’s acquisitions of SMG and NHR and FACTS, respectively (see note 3). The Asset Management and Student Loan and Guarantee Servicing operating segments meet the quantitative thresholds identified in SFAS No. 131 as reportable segments and therefore the related financial data is presented below. The Software Services, Direct Marketing, and Payment Management Services operating segments do not meet the quantitative thresholds and therefore their financial data is combined and shown as “other” in the presentation below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

The Student Loan and Guarantee Servicing segment provides for the servicing of the Company’s student loan portfolios and the portfolios of third parties and servicing provided to guaranty agencies. The servicing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company’s portfolio in addition to generating fee revenue when performed for third-party clients. The guarantee servicing and servicing support activities include providing systems software, hardware and telecommunications support, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services to guaranty agencies.

The Software Services segment provides software licenses and maintenance associated with student loan servicing and other software products to both the Company and third-party customers. In addition, this segment provides information technology products and full-service technical consulting.

The Direct Marketing segment provides marketing products and services and college bound student lists and recognizes middle and high school students for academic success by providing publications, scholarships, and various notifications.

The Payment Management Services segment provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to K-12 and post-secondary educational institutions, families, and students. In addition, this segment provides financial needs analysis for students applying for aid in private and parochial K-12 schools.

Substantially all of the Company’s revenues are earned from customers in the United States except for revenue generated from servicing Canadian student loans as a result of the acquisition of EDULINX in December 2004. For the years ended December 31, 2005 and 2004, the Company recognized $59.2 million and $4.6 million, respectively, from Canadian student loan servicing customers.

The business of servicing Canadian student loans by EDULINX is limited to a small group of servicing customers and the agreement with the largest of such customers is currently scheduled to expire in July 2007. During 2005, the Company recognized $42.4 million, or 28% of its loan and guarantee servicing income, from this customer. EDULINX cannot guarantee that it will obtain a renewal of this largest servicing agreement or that it will maintain its other servicing agreements, and the termination of any such servicing agreements could result in an adverse effect on the Company.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

Segment data is as follows:

	Asset management	Student loan and guarantee servicing	Other	Total segments

	(Dollars in thousands)
Year ended December 31, 2005:
Net interest income	$331,234	4,678	1,570	337,482
Other income	91,182	146,410	35,754	273,346
Intersegment revenues	–	120,742	6,027	126,769

Total revenue	$422,416	271,830	43,351	737,597

Provision for loan losses	$7,030	–	–	7,030
Depreciation and amortization	1,079	5,206	5,515	11,800
Net income before taxes	257,617	82,123	12,482	352,222

	Asset management	Student loan and guarantee servicing	Other	Total segments

	(Dollars in thousands)
Year ended December 31, 2004:
Net interest income	$396,131	1,377	7	397,515
Other income (expense)	(36,940)	99,900	8,051	71,011
Intersegment revenues	–	87,672	3,932	91,604

Total revenue	$359,191	188,949	11,990	560,130

Recovery for loan losses	$(529)	–	–	(529)
Depreciation and amortization	1,337	784	7,070	9,191
Net income (loss) before taxes	259,926	55,457	(2,286)	313,097

	Asset management	Student loan and guarantee servicing	Other	Total segments

	(Dollars in thousands)
Year ended December 31, 2003:
Net interest income	$176,471	740	10	177,221
Other income	568	104,876	8,753	114,197
Intersegment revenues	–	65,596	2,708	68,304

Total revenue	$177,039	171,212	11,471	359,722

Provision for loan losses	$11,475	–	–	11,475
Depreciation and amortization	3,473	872	7,131	11,476
Net income (loss) before taxes	51,611	34,775	(3,394)	82,992

	As of December 31,

	2005	2004

	(Dollars in thousands)
Segment total assets:
Asset management	$22,316,657	14,808,684
Student loan and guarantee servicing	505,958	334,181
Servicing software	156,548	5,934

Total segments	$22,979,163	15,148,799

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

Reconciliation of segment data to the consolidated financial statements is as follows:

	Year ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Total segment revenues	$737,597	560,130	359,722
Elimination of intersegment revenues	(126,769)	(91,604)	(68,304)
Interest expense on unsecured debt	(10,294)	(346)	–
Corporate activities' revenues, net	12,744	8,457	(504)

Total consolidated revenues	$613,278	476,637	290,914

Total net income before taxes of segments	$352,222	313,097	82,992
Corporate expenses, net	(68,277)	(78,682)	(36,703)

Total consolidated net income before taxes	$283,945	234,415	46,289

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

	As of December 31,

	2005	2004

	(Dollars in thousands)
Total segment assets	$22,979,163	15,148,799
Elimination of intercompany assets	(247,982)	(39,213)
Assets of other operating activities	67,441	50,419

Total consolidated assets	$22,798,622	15,160,005

The assets held at the corporate level are not identified with any of the operating segments. Accordingly, these assets are included in the reconciliation of segment assets to total consolidated assets. These assets consist primarily of cash, investments, furniture, equipment, leasehold improvements, and other assets.

18. Quarterly Financial Information (Unaudited)

	2005

	First quarter	Second quarter	Third quarter	Fourth quarter

	(Dollars in thousands)
Net interest income	$86,802	82,017	78,998	81,280
Less provision for loan losses	2,031	2,124	1,402	1,473

Net interest income after provision for loan losses	84,771	79,893	77,596	79,807
Derivative market value adjustment and net settlements	50,204	(57,373)	62,420	23,595
Other income	44,138	47,831	52,371	60,995
Operating expenses	(71,388)	(73,879)	(78,935)	(98,101)
Income tax (expense) benefit	(39,638)	1,755	(41,091)	(23,246)
Minority interest in net earnings of subsidiaries	–	–	(229)	(374)

Net income	$68,087	(1,773)	72,132	42,676

Earnings per share, basic and diluted	$1.27	(0.03)	1.34	0.79

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

	2004

	First quarter	Second quarter	Third quarter	Fourth quarter

	(Dollars in thousands)
Net interest income	$43,335	175,228	89,405	90,198
Less provision (recovery) for loan losses	3,115	(6,421)	2,300	477

Net interest income after provision (recovery) for loan losses	40,220	181,649	87,105	89,721
Derivative market value adjustment and net settlements	(3,741)	1,357	(56,214)	12,540
Other income	31,287	27,541	32,558	33,143
Operating expenses	(53,212)	(76,196)	(51,502)	(61,841)
Income tax expense	(5,433)	(49,098)	(4,310)	(26,395)

Net income	$9,121	85,253	7,637	47,168

Earnings per share, basic and diluted	$0.17	1.59	0.14	0.88

19. Subsequent Events

Effective January 31, 2006, the Company purchased the remaining 50% of the stock of infiNET. Consideration for the purchase was $9.5 million in cash and 95,380 restricted shares of the Company’s Class A common stock. Under the terms of the purchase agreement, the 95,380 shares of Class A common stock issued in the acquisition are subject to stock price guarantee provisions whereby if on or about February 28, 2011 the average market trading price of the Class A common stock is less than $104.8375 per share and has not exceeded that price for any 25 consecutive trading days during the 5-year period from the closing of the acquisition to February 28, 2011, then the Company must pay additional cash to the sellers of infiNET for each share of Class A common stock issued in an amount representing the difference between $104.8375 less the greater of $41.9335 or the gross sales price such seller obtained from a prior sale of the shares. In connection with the acquisition, the Company entered into employment agreements with two of the infiNET sellers, in which the guaranteed value related to the shares of Class A common stock issued is dependent on their continued employment with the Company. Accordingly, the guaranteed value associated with the shares of Class A common stock issued to these employees of approximately $5.7 million will be recognized by the Company as compensation expense over the three-year term of the employment agreements. The total purchase price recorded by the Company to acquire the remaining interest in infiNET was $13.8 million, which represents the $9.5 million in cash and $4.3 million attributable to the guaranteed value of the shares of Class A common stock issued to the infiNET shareholders other than the two shareholders who entered into employment agreements with the Company.

Effective January 31, 2006, the Company purchased the remaining 20% of the stock of FACTS. Consideration for the purchase was $5.6 million in cash and 238,237 restricted shares of the Company’s Class A common stock valued at $9.9 million. Under the terms of the purchase agreement, the 238,237 shares of Class A common stock issued in the acquisition are subject to put option arrangements whereby during the 30-day period beginning February 28, 2010 the holders of such shares can require the Company to repurchase all or part of the shares at a price of $83.95 per share. The put option in the alternative similarly applies to replacement shares of Class A common stock purchased by the holders from the proceeds of, and within 60 days of, a sale by the holders of the shares of Class A common stock issued in the acquisition back to the Company pursuant to provisions whereby during the 6-month period ending June 30, 2009 the Company may be required to repurchase the shares at the market trading price at that time. The exercisability of the put option is subject to acceleration and then termination in the event that during the 4-year period ending February 28, 2010 the market trading price of the Class A common stock is equal to or exceeds $83.95 per share. The value of the put option as of the closing date of the acquisition was approximately $7.5 million and was recorded by the Company as additional purchase price. Accordingly, the total consideration recorded by the Company for this acquisition was approximately $23.0 million, which represents the $5.6 million in cash, the value of the Class A common stock of $9.9 million, and the value of the put option arrangements of $7.5 million.

APPENDIX A

THE FEDERAL FAMILY EDUCATION LOAN PROGRAM

The Federal Family Education Loan Program

The Higher Education Act provides for a program of federal insurance for student loans as well as reinsurance of student loans guaranteed or insured by state agencies or private non-profit corporations.

The Higher Education Act currently authorizes certain student loans to be covered under the Federal Family Education Loan Program. The Higher Education Reconciliation Act of 2005 extended the authorization for the Federal Family Education Loan Program through September 30, 2012. Congress has extended similar authorization dates in prior versions of the Higher Education Act. However, the current authorization dates may not again be extended and the other provisions of the Higher Education Act may not be continued in their present form.

     Generally, a student is eligible for loans made under the Federal Family Education Loan Program only if he or she:

o	has been accepted for enrollment or is enrolled in good standing at an eligible institution of higher education;

o	is carrying or planning to carry at least one-half the normal full-time workload, as determined by the institution, for the course of study the student is pursuing;

o	is not in default on any federal education loans;

o	has not committed a crime involving fraud in obtaining funds under the Higher Education Act which funds have not been fully repaid; and

o	meets other applicable eligibility requirements.

Eligible institutions include higher educational institutions and vocational schools that comply with specific federal regulations. Each loan is to be evidenced by an unsecured note.

The Higher Education Act also establishes maximum interest rates for each of the various types of loans. These rates vary not only among loan types, but also within loan types depending upon when the loan was made or when the borrower first obtained a loan under the Federal Family Education Loan Program. The Higher Education Act allows lesser rates of interest to be charged.

Types of loans

Four types of loans are currently available under the Federal Family Education Loan Program:

o	Subsidized Stafford Loans

o	Unsubsidized Stafford Loans

o	PLUS Loans

o	Consolidation Loans

These loan types vary as to eligibility requirements, interest rates, repayment periods, loan limits and eligibility for interest subsidies and special allowance payments. Some of these loan types have had other names in the past. References to these various loan types include, where appropriate, their predecessors.

The primary loan under the Federal Family Education Loan Program is the Subsidized Stafford Loan. Students who are not eligible for Subsidized Stafford Loans based on their economic circumstances may be able to obtain Unsubsidized Stafford Loans. Graduate or professional students and parents of dependent undergraduate students may be able to obtain PLUS Loans. Consolidation Loans are available to borrowers with existing loans made under the Federal Family Education Loan Program and other federal programs to consolidate repayment of the borrower’s existing loans. Prior to July 1, 1994, the Federal Family Education Loan Program also offered Supplemental Loans for Students (“SLS Loans”) to graduate and professional students and independent undergraduate students and, under certain circumstances, dependent undergraduate students, to supplement their Stafford Loans.

Subsidized Stafford Loans

General. Subsidized Stafford Loans are eligible for insurance and reinsurance under the Higher Education Act if the eligible student to whom the loan is made has been accepted or is enrolled in good standing at an eligible institution of higher education or vocational school and is carrying at least one-half the normal full-time workload at that institution. Subsidized Stafford Loans have limits as to the maximum amount which may be borrowed for an academic year and in the aggregate for both undergraduate and graduate or professional study. Both annual and aggregate limitations exclude loans made under the PLUS Loan Program. The Secretary of Education has discretion to raise these limits to accommodate students undertaking specialized training requiring exceptionally high costs of education.

Subsidized Stafford Loans are made only to student borrowers who meet the needs tests provided in the Higher Education Act. Provisions addressing the implementation of needs analysis and the relationship between unmet need for financing and the availability of Subsidized Stafford Loan Program funding have been the subject of frequent and extensive amendment in recent years. Further amendment to such provisions may materially affect the availability of Subsidized Stafford Loan funding to borrowers or the availability of Subsidized Stafford Loans for secondary market acquisition.

Interest rates for Subsidized Stafford Loans. For Stafford Loans first disbursed to a “new” borrower (a “new” borrower is defined for purposes of this section as one who has no outstanding balance on a Federal Family Education Loan Program (FFELP) loan on the date the new promissory note is signed) for a period of enrollment beginning before January 1, 1981, the applicable interest rate is fixed at 7%.

For Stafford Loans first disbursed to a “new” borrower, for a period of enrollment beginning on or after January 1, 1981, but before September 13, 1983, the applicable interest rate is fixed at 9%.

For Stafford Loans first disbursed to a “new” borrower, for a period of enrollment beginning on or after September 13, 1983, but before July 1, 1988, the applicable interest rate is fixed at 8%.

For Stafford Loans first disbursed to a borrower with an outstanding balance on a PLUS, SLS, or Consolidation Loan, but not on a Stafford Loan, where the new loan is intended for a period of enrollment beginning before July 1, 1988, the applicable interest rate is fixed at 8%.

For Stafford Loans first disbursed before October 1, 1992, to a “new” borrower or to a borrower with an outstanding balance on a PLUS, SLS, or Consolidation Loan, but not a Stafford Loan, where the new loan is intended for a period of enrollment beginning on or after July 1, 1988, the applicable interest rate is as follows:

o	Original fixed interest rate of 8% for the first 48 months of repayment. Beginning on the first day of the 49th month of repayment, the interest rate increased to a fixed rate of 10% thereafter. Note that loans in this category were subject to excess interest rebates and have been converted to a variable interest rate based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 3.25%. The variable interest rate is adjusted annually on July 1. The maximum interest rate for loans in this category is 10%.

For Stafford Loans first disbursed on or after July 23, 1992, but before July 1, 1994, to a borrower with an outstanding Stafford Loan made with a 7%, 8%, 9%, or 8%/10% fixed interest rate, the original, applicable interest rate is the same as the rate provided on the borrower’s previous Stafford Loan (i.e., a fixed rate of 7%, 8%, 9%, or 8%/10%). Note that loans in this category were subject to excess interest rebates and have been converted to a variable interest rate based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 3.1%. The variable interest rate is adjusted annually on July 1. The maximum interest rate for a loan in this category is equal to the loan’s previous fixed rate (i.e., 7%, 8%, 9%, or 10%).

For Stafford Loans first disbursed on or after October 1, 1992, but before December 20, 1993, to a borrower with an outstanding balance on a PLUS, SLS, or Consolidation Loan, but not on a Stafford Loan, the original, applicable interest rate is fixed at 8%. Note that loans in this category were subject to excess interest rebates and have been converted to a variable interest rate based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 3.1%. The variable interest rate is adjusted annually on July 1. The maximum interest rate for a loan in this category is 8%.

For Stafford Loans first disbursed on or after October 1, 1992, but before July 1, 1994, to a “new” borrower, the applicable interest rate is variable and is based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 3.1%. The variable interest rate is adjusted annually on July 1. The maximum interest rate for a loan in this category is 9%.

For Stafford Loans first disbursed on or after December 20, 1993, but before July 1, 1994, to a borrower with an outstanding balance on a PLUS, SLS, or Consolidation Loan, but not on a Stafford Loan, the applicable interest rate is variable and is based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 3.1%. The variable interest rate is adjusted annually on July 1. The maximum interest rate for a loan in this category is 9%.

For Stafford Loans first disbursed on or after July 1, 1994, but before July 1, 1995, where the loan is intended for a period of enrollment that includes or begins on or after July 1, 1994, the applicable interest rate is variable and is based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 3.1%. The variable interest rate is adjusted annually on July 1. The maximum interest rate for a loan in this category is 8.25%.

For Stafford Loans first disbursed on or after July 1, 1995, but before July 1, 1998, the applicable interest rate is as follows:

o	When the borrower is in school, in grace, or in an authorized period of deferment, the applicable interest rate is variable and is based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 2.5%. The variable interest rate is adjusted annually on July 1. The maximum interest rate is 8.25%.

o	When the borrower is in repayment or in a period of forbearance, the applicable interest rate is variable and is based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 3.1%. The variable interest rate is adjusted annually on July 1. The maximum interest rate is 8.25%.

For Stafford Loans first disbursed on or after July 1, 1998, but before July 1, 2006, the applicable interest rate is as follows:

o	When the borrower is in school, in grace, or in an authorized period of deferment, the applicable interest rate is variable and is based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 1.7%. The variable interest rate is adjusted annually on July 1. The maximum interest rate is 8.25%.

o	When the borrower is in repayment or in a period of forbearance, the applicable interest rate is variable and is based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 2.3%. The variable interest rate is adjusted annually on July 1. The maximum interest rate is 8.25%.

For Stafford Loans first disbursed on or after July 1, 2006, the applicable interest rate will be fixed at 6.8%.

Unsubsidized Stafford Loans

General. The Unsubsidized Stafford Loan program was created by Congress in 1992 for students who do not qualify for Subsidized Stafford Loans due to parental and/or student income and assets in excess of permitted amounts. These students are entitled to borrow the difference between the Stafford Loan maximum for their status (dependent or independent) and their Subsidized Stafford Loan eligibility through the Unsubsidized Stafford Loan Program. The general requirements for Unsubsidized Stafford Loans are essentially the same as those for Subsidized Stafford Loans. The interest rate, the annual loan limits and the special allowance payment provisions of the Unsubsidized Stafford Loans are the same as the Subsidized Stafford Loans. However, the terms of the Unsubsidized Stafford Loans differ materially from Subsidized Stafford Loans in that the federal government will not make interest subsidy payments and the loan limitations are determined without respect to the expected family contribution. The borrower will be required to either pay interest from the time the loan is disbursed or the accruing interest will be capitalized when repayment begins and during periods of deferment and forbearance. Unsubsidized Stafford Loans were not available before October 1, 1992. A student meeting the general eligibility requirements for a loan under the Federal Family Education Loan Program is eligible for an Unsubsidized Stafford Loan without regard to need.

Interest rates for Unsubsidized Stafford Loans. Unsubsidized Stafford Loans are subject to the same interest rate provisions as Subsidized Stafford Loans.

PLUS Loans

General. PLUS Loans are made to parents, and under certain circumstances spouses of remarried parents, of dependent undergraduate students. Effective July 1, 2006, graduate and professional students will also be considered eligible borrowers under the PLUS program. For PLUS Loans made on or after July 1, 1993, the borrower must not have an adverse credit history as determined by criteria established by the Secretary of Education. The basic provisions applicable to PLUS Loans are similar to those of Stafford Loans with respect to the involvement of guarantee agencies and the Secretary of Education in providing federal insurance and reinsurance on the loans. However, PLUS Loans differ significantly, particularly from the Subsidized Stafford Loans, in that federal interest subsidy payments are not available under the PLUS Loan Program and special allowance payments are more restricted.

Interest rates for PLUS Loans. For PLUS Loans first disbursed on or after January 1, 1981, but before October 1, 1981, the applicable interest rate is fixed at 9%.

For PLUS Loans first disbursed on or after October 1, 1981, but before November 1, 1982, the applicable interest rate is fixed at 14%.

For PLUS Loans first disbursed on or after November 1, 1982, but before July 1, 1987, the applicable interest rate is fixed at 12%.

Beginning July 1, 2001, for PLUS Loans first disbursed on or after July 1, 1987, but before October 1, 1992, the applicable interest rate is variable and is based on the weekly average one-year constant maturity Treasury yield for the last calendar week ending on or before June 26 preceding July 1 of each year, plus 3.25%. The variable interest rate is adjusted annually on July 1. The maximum interest rate is 12%. Prior to July 1, 2001, PLUS Loans in this category had interest rates which were based on the 52-week Treasury bill auctioned at the final auction held prior to the preceding June 1, plus 3.25%. The annual (July 1) variable interest rate adjustment was applicable prior to July 1, 2001, as was the maximum interest rate of 12%. Note that PLUS Loans originally made at a fixed interest rate, which have been refinanced for purposes of securing a variable interest rate, are subject to the variable interest rate calculation described in this paragraph.

Beginning July 1, 2001, for PLUS Loans first disbursed on or after October 1, 1992, but before July 1, 1994, the applicable interest rate is variable and is based on the weekly average one-year constant maturity Treasury yield for the last calendar week ending on or before June 26 preceding July 1 of each year, plus 3.1%. The variable interest rate is adjusted annually on July 1. The maximum interest rate is 10%. Prior to July 1, 2001, PLUS Loans in this category had interest rates which were based on the 52-week Treasury bill auctioned at the final auction held prior to the preceding June 1, plus 3.1%. The annual (July 1) variable interest rate adjustment was applicable prior to July 1, 2001, as was the maximum interest rate of 10%.

Beginning July 1, 2001, for PLUS Loans first disbursed on or after July 1, 1994, but before July 1, 1998, the applicable interest rate is variable and is based on the weekly average one-year constant maturity Treasury yield for the last calendar week ending on or before June 26 preceding July 1 of each year, plus 3.1%. The variable interest rate is adjusted annually on July 1. The maximum interest rate is 9%. Prior to July 1, 2001, PLUS Loans in this category had interest rates which were based on the 52-week Treasury bill auctioned at the final auction held prior to the preceding June 1, plus 3.1%. The annual (July 1) variable interest rate adjustment was applicable prior to July 1, 2001, as was the maximum interest rate of 9%.

For PLUS Loans first disbursed on or after July 1, 1998, but before July 1, 2006, the applicable interest rate is variable and is based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1 of each year, plus 3.1%. The variable interest rate is adjusted annually. The maximum interest rate is 9%.

For PLUS Loans first disbursed on or after July 1, 2006, the applicable interest rate will be fixed at 8.5%.

SLS Loans

General. SLS Loans were limited to graduate or professional students, independent undergraduate students, and dependent undergraduate students, if the students’ parents were unable to obtain a PLUS Loan. Except for dependent undergraduate students, eligibility for SLS Loans was determined without regard to need. SLS Loans were similar to Stafford Loans with respect to the involvement of guarantee agencies and the Secretary of Education in providing federal insurance and reinsurance on the loans. However, SLS Loans differed significantly, particularly from Subsidized Stafford Loans, because federal interest subsidy payments were not available under the SLS Loan Program and special allowance payments were more restricted.

Interest rates for SLS Loans. The applicable interest rates on SLS Loans made before October 1, 1992, and on SLS Loans originally made at a fixed interest rate, which have been refinanced for purposes of securing a variable interest rate, are identical to the applicable interest rates described for PLUS Loans made before October 1, 1992.

For SLS Loans first disbursed on or after October 1, 1992, but before July 1, 1994, the applicable interest rate is as follows:

o	Beginning July 1, 2001, the applicable interest rate is variable and is based on the weekly average one-year constant maturity Treasury yield for the last calendar week ending on or before June 26 preceding July 1 of each year, plus 3.1%. The variable interest rate is adjusted annually on July 1. The maximum interest rate is 11%. Prior to July 1, 2001, SLS Loans in this category had interest rates which were based on the 52-week Treasury bill auctioned at the final auction held prior to the preceding June 1, plus 3.1%. The annual (July 1) variable interest rate adjustment was applicable prior to July 1, 2001, as was the maximum interest rate of 11%.

Consolidation Loans

General. The Higher Education Act authorizes a program under which certain borrowers may consolidate their various federally-insured education loans into a single loan insured and reinsured on a basis similar to Stafford Loans. Consolidation Loans may be obtained in an amount sufficient to pay outstanding principal, unpaid interest, late charges, and collection costs on federally-insured or reinsured student loans incurred under the Federal Family Education Loan and Direct Loan Programs, including PLUS Loans made to the consolidating borrower, as well as loans made under the Perkins Loan (formally National Direct Student Loan Program), FISL, Nursing Student Loan

(NSL), Health Education Assistance Loan (HEAL), and Health Professions Student Loan (HPSL) Programs. To be eligible for a FFELP Consolidation Loan, a borrower must:

o	have outstanding indebtedness on student loans made under the Federal Family Education Loan Program and/or certain other federal student loan programs; and

o	be in repayment status or in a grace period on loans that are to be consolidated.

Borrowers who are in default on loans that are to be consolidated must first make satisfactory arrangements to repay the loans to the respective holder(s) or must agree to repay the consolidating lender under an income-sensitive repayment arrangement in order to include the defaulted loans in the Consolidation Loan. For applications received on or after January 1, 1993, borrowers may add additional loans to a Consolidation Loan during the 180-day period following the origination of the Consolidation Loan.

Consolidation Loans for which the applications were received prior to January 1, 1993, required a minimum student loan indebtedness of $5,000. For Consolidation Loans disbursed prior to July 1, 1994, the required minimum outstanding student loan indebtedness was $7,500. As of July 1, 1994, Consolidation Loans are no longer subject to a minimum loan amount.

A married couple who agree to be jointly liable on a Consolidation Loan for which the application is received on or after January 1, 1993, but before July 1, 2006, may be treated as an individual for purposes of obtaining a Consolidation Loan.

Interest rates for Consolidation Loans. For Consolidation Loans disbursed before July 1, 1994, the applicable interest rate is fixed at the greater of:

o	9%, or

o	The weighted average of the interest rates on the loans being consolidated, rounded to the nearest whole percent.

For Consolidation Loans disbursed on or after July 1, 1994, based on applications received by the lender before November 13, 1997, the applicable interest rate is fixed and is based on the weighted average of the interest rates on the loans being consolidated, rounded up to the nearest whole percent.

For Consolidation Loans on which the application is received by the lender between November 13, 1997, and September 30, 1998, inclusive, the applicable interest rate is variable according to the following:

o	For the portion of the Consolidation Loan which is comprised of FFELP, Direct, FISL, Perkins, HPSL, or NSL loans, the variable interest rate is based on the bond equivalent rate of the 91-day Treasury bills auctioned at the final auction before the preceding June 1, plus 3.1%. The variable interest rate for this portion of the Consolidation Loan is adjusted annually on July 1. The maximum interest rate for this portion of the Consolidation Loan is 8.25%. Note lenders that initially calculated a fixed interest rate for a Consolidation Loan for which the application was received between November 13, 1997, and September 30, 1998, inclusive, using the weighted average, as prescribed for Consolidation Loans disbursed on or after July 1, 1994, were required, no later than April 1, 1998, to recalculate the loans at the variable rate retroactively to the date the Consolidation Loan was disbursed, applying any credit to the borrower’s account.

o	For the portion of the Consolidation Loan which is attributable to HEAL Loans (if applicable), the variable interest rate is based on the average of the bond equivalent rates of the 91-day Treasury bills auctioned for the quarter ending June 30, plus 3.0%. The variable interest rate for this portion of the Consolidation Loan is adjusted annually on July 1. There is no maximum interest rate for the portion of a Consolidation Loan that is represented by HEAL Loans.

For Consolidation Loans on which the application is received by the lender on or after October 1, 1998, the applicable interest rate is determined according to the following:

o	For the portion of the Consolidation Loan which is comprised of FFELP, Direct, FISL, Perkins, HPSL, or NSL loans, the applicable interest rate is fixed and is based on the weighted average of the interest rates on the non-HEAL loans being consolidated, rounded up to the nearest one-eighth of one percent. The maximum interest rate for this portion of the Consolidation Loan is 8.25%.

o	For the portion of the Consolidation Loan which is attributable to HEAL Loans (if applicable), the applicable interest rate is variable and is based on the average of the bond equivalent rates of the 91-day Treasury bills auctioned for the quarter ending June 30, plus 3.0%. The variable interest rate for this portion of the Consolidation Loan is adjusted annually on July 1. There is no maximum interest rate for the portion of the Consolidation Loan that is represented by HEAL Loans.

For a discussion of required payments that reduce the return on Consolidation Loans, see “Fees – Rebate Fees on Consolidation Loans” in this Appendix.

Maximum loan amounts

Each type of loan is subject to certain limits on the maximum principal amount, with respect to a given academic year and in the aggregate. Consolidation Loans are currently limited only by the amount of eligible loans to be consolidated. PLUS Loans are limited to the difference between the cost of attendance and the other aid available to the student. Stafford Loans, subsidized and unsubsidized, are subject to both annual and aggregate limits according to the provisions of the Higher Education Act.

Loan limits for Subsidized Stafford and Unsubsidized Stafford Loans. For dependent undergraduate students, Subsidized Stafford and Unsubsidized Stafford Loans are generally treated as one loan type for loan limit purposes. A student who has not successfully completed the first year of a program of undergraduate education may borrow up to $2,625 in an academic year. Beginning July 1, 2007, a first-year student may borrow up to $3,500 in an academic year. A student who has successfully completed the first year, but who has not successfully completed the second year, may borrow up to $3,500 per academic year. Beginning July 1, 2007, a second-year student may borrow up to $4,500 in an academic year. An undergraduate student who has successfully completed the first and second years, but who has not successfully completed the remainder of a program of undergraduate education, may borrow up to $5,500 per academic year.

Independent undergraduate students are subject to the same limits as those applicable to dependent students, but are also eligible for additional Unsubsidized Stafford Loan amounts. Such amounts are increased by $4,000 for each of the first two years and by $5,000 for third-, fourth-, and fifth-year students. For students enrolled in programs of less than an academic year in length, the limits are generally reduced in proportion to the amount by which the programs are less than one year in length. A graduate or professional student may borrow up to $18,500 in an academic year where no more than $8,500 is representative of Subsidized Stafford Loan amounts. The maximum additional Unsubsidized Stafford Loan amount for graduate or professional students increases to $12,000 on July 1, 2007, making the total a graduate or professional student may borrow in an academic year $20,500, of which no more than $8,500 is representative of Subsidized Stafford Loan amounts.

The maximum aggregate amount of Subsidized Stafford and Unsubsidized Stafford Loans, including that portion of a Consolidation Loan used to repay such loans, which an undergraduate student may have outstanding is $23,000 ($46,000 for independent undergraduate students, of which only $23,000 may be Subsidized Stafford Loans). The maximum aggregate amount of Subsidized Stafford and Unsubsidized Stafford Loans, including the portion of a Consolidation Loan used to repay such loans, for a graduate or professional student, including loans for undergraduate education, is $138,000, of which only $65,000 may be Subsidized Stafford Loans. The Higher Education Act contains a provision that permits the aggregate Stafford Loan limit for graduate or professional students to be increased as a result of any increase to the annual Unsubsidized Stafford Loan limit for such students. In some instances, schools may certify loan amounts in excess of the limits, such as for certain health professions students.

Loan limits for PLUS Loans. For PLUS Loans made on or after July 1, 1993, the annual amounts of PLUS Loans are limited only by the student’s unmet need. Prior to that time, PLUS Loans were subject to limits similar to those of SLS Loans applied with respect to each student on behalf of whom the parent borrowed. There is currently no aggregate limit for PLUS Loans.

Loan limits for SLS Loans. A student who had not successfully completed the first and second years of a program of undergraduate education could borrow an SLS Loan in an amount of up to $4,000. A student who had successfully completed the first and second years, but who had not successfully completed the remainder of a program of undergraduate education, could borrow up to $5,000 per year. Graduate and professional students could borrow up to $10,000 per year. SLS Loans were subject to an aggregate maximum of $23,000 ($73,000 for graduate or professional students). Prior to the 1992 Amendments, SLS Loans were available in amounts of $4,000 per academic year with a $20,000 aggregate maximum. Prior to the 1986 Amendments, a graduate or professional student could borrow $3,000 of SLS Loans per academic year with a $15,000 aggregate maximum. An independent undergraduate student could borrow $2,500 of SLS Loans per academic year minus the amount of all other Federal Family Education Loan Program Loans to such student for that academic year, with a maximum amount of all Federal Family Education Loan Program Loans to that student of $12,500. In 1989, the amount of SLS Loans for students enrolled in programs of less than an academic year in length were limited in a manner similar to the limits described above under Stafford Loans.

Disbursement requirements

The Higher Education Act requires that Stafford Loans and PLUS Loans be disbursed by eligible lenders in at least two separate installments. The proceeds of a loan made to any first-year undergraduate student borrowing for the first time under the program must be delivered to the student no earlier than 30 days after the enrollment period begins, with a few exceptions.

Effective February 8, 2006, the date of enactment of the Higher Education Reconciliation Act of 2005, schools with a cohort default rate of less than 10% for the three most recent fiscal years for which data is available (with the exception of foreign schools, beginning July 1, 2006) will be permitted to request disbursement in single installments, and may be excused from the 30-day delayed delivery requirement applicable to first-time, first-year borrowers.

Repayment

Repayment periods. Loans made under the Federal Family Education Loan Program, other than Consolidation Loans, must provide for repayment of principal in periodic installments over a period of not less than five nor more than ten years. A borrower may request, with concurrence of the lender, to repay the loan in less than five years with the right to subsequently extend the minimum repayment period to five years. Since the 1998 Amendments, lenders have been required to offer extended repayment schedules to new borrowers who accumulate outstanding Federal Family Education Loan Program Loans of more than $30,000, in which case the repayment period may extend up to 25 years, subject to certain minimum repayment amounts. Consolidation Loans must be repaid within maximum repayment periods which vary depending upon the principal amount of the borrower’s outstanding student loans, but may not exceed 30 years. For Consolidation Loans for which the application was received prior to January 1, 1993, the repayment period cannot exceed 25 years. Periods of authorized deferment and forbearance are excluded from the maximum repayment period. In addition, if the repayment schedule on a loan with a variable interest rate does not provide for adjustments to the amount of the monthly installment payment, the maximum repayment period may be extended for up to three years.

Repayment of principal on a Stafford Loan does not begin until a student drops below at least a half-time course of study. For Stafford Loans for which the applicable rate of interest is fixed at 7%, the repayment period begins between nine and twelve months after the borrower ceases to pursue at least a half-time course of study, as indicated in the promissory note. For other Stafford Loans, the repayment period begins six months after the borrower ceases to pursue at least a half-time course of study. These periods during which payments of principal are not due are the “grace periods.”

In the case of SLS, PLUS and Consolidation Loans, the repayment period begins on the date of final disbursement of the loan, except that the borrower of an SLS Loan who also has a Stafford Loan may postpone repayment of the SLS Loan to coincide with the commencement of repayment of the Stafford Loan.

During periods in which repayment of principal is required, payments of principal and interest must in general be made at a rate of at least $600 per year, except that a borrower and lender may agree to a lesser rate at any time before or during the repayment period. However, at a minimum, the payments must satisfy the interest that accrues during the year. Borrowers may make accelerated payments at any time without penalty.

Income-sensitive repayment schedules. Since 1993, lenders have been required to offer income-sensitive repayment schedules, in addition to standard and graduated repayment schedules, for Stafford, SLS, and Consolidation Loans. Beginning in 2000, lenders have been required to offer income-sensitive repayment schedules to PLUS borrowers as well. Use of income-sensitive repayment schedules may extend the maximum repayment period for up to five years if the payment amount established from the borrower’s income will not repay the loan within the maximum applicable repayment period.

Deferment periods. No principal payments need be made during certain periods of deferment prescribed by the Higher Education Act. For a borrower who first obtained a Stafford or SLS loan which was disbursed before July 1, 1993, deferments are available:

o	during a period not exceeding three years while the borrower is a member of the Armed Forces, an officer in the Commissioned Corps of the Public Health Service or, with respect to a borrower who first obtained a student loan disbursed on or after July 1, 1987, or a student loan for a period of enrollment beginning on or after July 1, 1987, an active duty member of the National Oceanic and Atmospheric Administration Corps;

o	during a period not exceeding three years while the borrower is a volunteer under the Peace Corps Act;

o	during a period not exceeding three years while the borrower is a full-time paid volunteer under the Domestic Volunteer Act of 1973;

o	during a period not exceeding three years while the borrower is a full-time paid volunteer for an organization which is exempt from taxation under Section 501(c)(3) of the Internal Revenue Code;

o	during a period not exceeding two years while the borrower is serving an internship necessary to receive professional recognition required to begin professional practice or service, or a qualified internship or residency program;

o	during a period not exceeding three years while the borrower is temporarily totally disabled, as established by sworn affidavit of a qualified physician, or while the borrower is unable to secure employment because of caring for a dependent who is so disabled;

o	during a period not exceeding two years while the borrower is seeking and unable to find full-time employment;

o	during any period that the borrower is pursuing a full-time course of study at an eligible institution (or, with respect to a borrower who first obtained a student loan disbursed on or after July 1, 1987, or a student loan for a period of enrollment beginning on or after July 1, 1987, is pursuing at least a half-time course of study);

o	during any period that the borrower is pursuing a course of study in a graduate fellowship program;

o	during any period the borrower is receiving rehabilitation training services for qualified individuals, as defined by the Secretary of Education;

o	during a period not exceeding six months while the borrower is on parental leave; and

o	only with respect to a borrower who first obtained a student loan disbursed on or after July 1, 1987, or a student loan for a period of enrollment beginning on or after July 1, 1987, during a period not exceeding three years while the borrower is a full-time teacher in a public or nonprofit private elementary or secondary school in a “teacher shortage area” (as prescribed by the Secretary of Education), and during a period not exceeding one year for mothers, with preschool age children, who are entering or re-entering the work force and who are paid at a rate of no more than $1 per hour more than the federal minimum wage.

For a borrower who first obtains a loan on or after July 1, 1993, deferments are available:

o	during any period that the borrower is pursuing at least a half-time course of study at an eligible institution;

o	during any period that the borrower is pursuing a course of study in a graduate fellowship program;

o	during any period the borrower is receiving rehabilitation training services for qualified individuals, as defined by the Secretary of Education;

o	during a period not exceeding three years while the borrower is seeking and unable to find full-time employment; and

o	during a period not exceeding three years for any reason which has caused or will cause the borrower economic hardship. Economic hardship includes working full time and earning an amount that does not exceed the greater of the federal minimum wage or the poverty line for a family of two. Additional categories of economic hardship are based on the relationship between a borrower’s educational debt burden and his or her income, the receipt of payments from a state or federal public assistance program, or service in the Peace Corps.

Borrowers who obtain loans for which the first disbursement is made on or after July 1, 2001, may obtain deferment during a period not exceeding three years while serving on active military duty during a war, military operation, or national emergency or while performing qualifying National Guard duty during a war, military operation, or national emergency.

Prior to the 1992 Amendments, only certain of the deferments described above were available to PLUS and Consolidation Loan borrowers. Prior to the 1986 Amendments, PLUS Loan borrowers were not entitled to certain deferments.

Forbearance periods. The Higher Education Act also provides for periods of forbearance during which the lender, in case of a borrower’s temporary financial hardship, may postpone any payments. A borrower is entitled to forbearance for a period not exceeding three years while the borrower’s debt burden under Title IV of the Higher Education Act (which includes the Federal Family Education Loan Program) equals or exceeds 20% of the borrower’s gross income. A borrower is also entitled to forbearance while he or she is serving in a qualifying internship or residency program, a “national service position” under the National and Community Service Trust Act of 1993, a qualifying position for loan forgiveness under the Teacher Loan Forgiveness Program, or a position that qualifies him or her for loan repayment under the Student Loan Repayment Program administered by the Department of Defense. In addition, mandatory administrative forbearances are provided in exceptional circumstances such as a local or national emergency, a military mobilization, or when the geographical area in which the borrower or endorser resides has been designated a disaster area by the President of the United States or Mexico, the Prime Minister of Canada, or by the governor of a state.

Interest payments during grace, deferment and forbearance periods. The Secretary of Education makes interest payments on behalf of the borrower for certain eligible loans while the borrower is in school and during grace and deferment periods. Interest that accrues during forbearance periods and, if the loan is not eligible for interest subsidy payments, during in-school, grace and deferment periods, may be paid monthly or quarterly by the borrower. Any unpaid accrued interest may be capitalized by the lender.

Fees

Guarantee fee and Federal default fee. For loans for which the date of guarantee of principal is before July 1, 2006, a guaranty agency is authorized to charge a premium, or guarantee fee, of up to 1% of the principal amount of the loan, which must be deducted proportionately from each disbursement of the proceeds of the loan to the borrower. For loans for which the date of guarantee of principal is on or after July 1, 2006, a guaranty agency is required to collect and deposit into the Federal Student Loan Reserve Fund a Federal default fee in an amount equal to 1% of the principal amount of the loan. The fee is to be collected either by deduction from the proceeds of the loan or by payment from other non-Federal sources. Guarantee fees may not currently be charged to borrowers of Consolidation Loans. For loans made prior to July 1, 1994, the maximum guarantee fee was 3% of the principal amount of the loan, but no such guarantee fee was authorized to be charged with respect to Unsubsidized Stafford Loans.

Origination fee. For loans disbursed on or after July 1, 1994, and prior to July 1, 2006, an eligible lender is authorized to charge the borrower of a Subsidized Stafford Loan and an Unsubsidized Stafford Loan an origination fee in an amount not to exceed 3% of the principal amount of the loan by deducting the fee amount proportionately from the loan disbursements. A lender may charge a lesser origination fee to such borrowers as long as the lender does so consistently with respect to all borrowers who reside in or attend school in a particular state. Regardless of whether the lender passes all or a portion of the origination fee on to the borrower, the lender must pay the origination fee owed on each loan it makes to the Secretary of Education.

Beginning with loans first disbursed on or after July 1, 2006, the maximum origination fee which may be charged to a Stafford Loan borrower will decrease according to the following schedule:

o	2% with respect to loans for which the first disbursement is made on or after July 1, 2006, and before July 1, 2007;

o	1.5% with respect to loans for which the first disbursement is made on or after July 1, 2007, and before July 1, 2008;

o	1.0% with respect to loans for which the first disbursement is made on or after July 1, 2008, and before July 1, 2009;

o	0.5% with respect to loans for which the first disbursement is made on or after July 1, 2009, and before July 1, 2010; and

o	0.0% with respect to loans for which the first disbursement is made on or after July 1, 2010.

An eligible lender is required to charge the borrower of a PLUS Loan an origination fee equal to 3% of the principal amount of the loan. These fees must be deducted proportionately from each disbursement of the PLUS Loan and must be remitted to the Secretary of Education.

Lender fee.The lender of any loan made under the Federal Family Education Loan Program on or after October 1, 1993, is required to pay to the Secretary of Education a fee equal to 0.5% of the principal amount of such loan. This fee cannot be charged to the borrower.

Rebate fee on Consolidation Loans. The holder of any Consolidation Loan made on or after October 1, 1993, is required to pay to the Secretary of Education a monthly fee equal to ..0875% (1.05% per annum) of the principal and accrued interest on the Consolidation Loan. For loans made from applications received on or after October 1, 1998, and on or before January 31, 1999, the fee is reduced to .62%.

Interest subsidy payments

Interest subsidy payments are interest payments paid on the outstanding principal balance of an eligible loan before the time that the loan enters repayment and during deferment periods. The Secretary of Education and the guaranty agencies enter into interest subsidy agreements whereby the Secretary of Education agrees to pay interest subsidy payments on a quarterly basis to the holders of eligible guaranteed loans for the benefit of students meeting certain requirements, subject to the holders’ compliance with all requirements of the Higher Education Act. Subsidized Stafford Loans are eligible for interest payments. Consolidation Loans for which the application was received on or after January 1, 1993, are eligible for interest subsidy payments. Consolidation Loans made from applications received on or after August 10, 1993, are eligible for interest subsidy payments only if all underlying loans consolidated are Subsidized Stafford Loans. Consolidation Loans for which the application is received by an eligible lender on or after November 13, 1997, are eligible for interest subsidy payments on that portion of the Consolidation Loan that repays subsidized Federal Family Education Loan Program Loans or similar subsidized loans made under the Direct Loan Program. The portion of the Consolidation Loan that repays HEAL Loans is not eligible for interest subsidy, regardless of the date the Consolidation Loan was made.

Special allowance payments

The Higher Education Act provides for special allowance payments (SAP) to be made by the Secretary of Education to eligible lenders. The rates for special allowance payments are based on formulas that differ according to the type of loan, the date the loan was originally made or insured, and the type of funds used to finance the loan (taxable or tax-exempt).

The effective formulas for special allowance payment rates for Subsidized Stafford and Unsubsidized Stafford Loans are summarized in the following chart. The T-Bill Rate mentioned in the chart refers to the average of the bond equivalent yield of the 91-day Treasury bills auctioned during the preceding quarter.

Date of Loans	Annualized SAP Rate

On or after October 1, 1981 On or after November 16, 1986 On or after October 1, 1992 On or after July 1, 1995 On or after July 1, 1998 On or after January 1, 2000	T-Bill Rate less Applicable Interest Rate + 3.5%

T-Bill Rate less Applicable Interest Rate + 3.25%

T-Bill Rate less Applicable Interest Rate + 3.1%

T-Bill Rate less Applicable Interest Rate + 3.1% (1)

T-Bill Rate less Applicable Interest Rate + 2.8% (2)

3 Month Commercial Paper Rate less Applicable Interest Rate + 2.34% (3)

____________________________________________________________

(1)	Substitute 2.5% in this formula while such loans are in-school, grace or deferment status

(2)	Substitute 2.2% in this formula while such loans are in-school, grace or deferment status.

(3)	Substitute 1.74% in this formula while such loans are in-school, grace or deferment status.

PLUS, SLS and Consolidation Loans. The formula for special allowance payments on PLUS, SLS and Consolidation Loans are as follows:

Date of Loans	Annualized SAP Rate

On or after October 1, 1992 On or after January 1, 2000	T-Bill Rate less Applicable Interest Rate + 3.1% 3 Month Commercial Paper Rate less applicable Interest Rate + 2.64%

For PLUS and SLS Loans made prior to July 1, 1994, and PLUS loans made on or after July 1, 1998, which bear interest at rates adjusted annually, special allowance payments are made only in quarters during which the interest rate ceiling on such loans operates to reduce the rate that would otherwise apply based upon the applicable formula. See “Interest Rates for PLUS Loans” and “Interest Rates for SLS Loans.” Special allowance payments are available on variable rate PLUS Loans and SLS Loans made on or after July 1, 1987, and before July 1, 1994, and on any PLUS Loans made on or after July 1, 1998, and before January 1, 2000, only if the variable rate, which is reset annually, based on the weekly average one-year constant maturity Treasury yield for loans made before July 1, 1998, and based on the 91-day or 52-week Treasury bill, as applicable for loans made on or after July 1, 1998, exceeds the applicable maximum borrower rate. The maximum borrower rate is between 9% and 12% per annum. The portion, if any, of a Consolidation Loan that repaid a HEAL Loan is ineligible for special allowance payments.

Recapture of excess interest. The Higher Education Reconciliation Act of 2005 provides that, with respect to a loan for which the first disbursement of principal is made on or after April 1, 2006, if the applicable interest rate for any three-month period exceeds the special allowance support level applicable to the loan for that period, an adjustment must be made by calculating the excess interest and crediting such amounts to the Secretary of Education not less often than annually. The amount of any adjustment of interest for any quarter will be equal to:

o	the applicable interest rate minus the special allowance support level for the loan, multiplied by

o	the average daily principal balance of the loan during the quarter, divided by

o	four

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

T-Bill Rate less Applicable Interest Rate + 3.5%
2

provided that the special allowance applicable to the loans may not be less than 9 1/2% less the Applicable Interest Rate. Special rules apply with respect to special allowance payments made on loans

o	originated or acquired with funds obtained from the refunding of tax-exempt obligations issued prior to October 1, 1993, or

o	originated or acquired with funds obtained from collections on other loans made or purchased with funds obtained from tax-exempt obligations initially issued prior to October 1, 1993.

Amounts derived from recoveries of principal on loans eligible to receive a minimum 9 1/2% special allowance payment may only be used to originate or acquire additional loans by a unit of a state or local government, or non-profit entity not owned or controlled by or under common ownership of a for-profit entity and held directly or through any subsidiary, affiliate or trustee, which entity has a total unpaid balance of principal equal to or less than $100,000,000 on loans for which special allowances were paid in the most recent quarterly payment prior to September 30, 2005. Such entities may originate or acquire additional loans with amounts derived from recoveries of principal until December 31, 2010. Loans acquired with the proceeds of tax-exempt obligations originally issued after October 1, 1993, receive special allowance payments made on other loans.

Adjustments to special allowance payments. Special allowance payments and interest subsidy payments are reduced by the amount which the lender is authorized or required to charge as an origination fee. In addition, the amount of the lender origination fee is collected by offset to special allowance payments and interest subsidy payments. The Higher Education Act provides that if special allowance payments or interest subsidy payments have not been made within 30 days after the Secretary of Education receives an accurate, timely and complete request, the special allowance payable to the lender must be increased by an amount equal to the daily interest accruing on the special allowance and interest subsidy payments due the lender.

Direct Loans

The Student Loan Reform Act of 1993 authorized a program of “direct loans” to be originated by schools with funds provided by the Secretary of Education. Under the Direct Loan Program, the Secretary of Education enters into agreements with schools, or origination agents in lieu of schools, to disburse loans with funds provided by the Secretary of Education. Participation in the program by schools is voluntary. The goals set forth in 1993 called for the Direct Loan Program to constitute 5% of the total volume of loans made under the Federal Family Education Loan Program and the Direct Loan Program for academic year 1994-1995, 40% for academic year 1995-1996, 50% for academic years 1996-1997 and 1997-1998, and 60% for academic year 1998-1999. No provision is made for the size of the Direct Loan Program thereafter. The 1998 Amendments removed references to the “phase-in” of the Direct Loan Program, including restrictions on annual limits for Direct Loan Program volume and the Secretary’s authority to select additional institutions to achieve balanced school representation. According to the most recent information released by the Secretary of Education, the Direct Loan Program accounted for approximately 25% of total student loan volume in 2004, although this portion of total volume has decreased from approximately 33% in 1998. Additionally, the recently released President’s Budget for Fiscal Year 2007 indicates Direct Loans constituted 23% of total student loan volume in 2005.

The loan terms are generally the same under the Direct Loan Program as under the Federal Family Education Loan Program, though more flexible repayment provisions are available under the Direct Loan Program. At the discretion of the Secretary of Education, students attending schools that participate in the Direct Loan Program (and their parents) may still be eligible for participation in the Federal Family Education Loan Program, though no borrower can obtain loans under both programs for the same period of enrollment.

It is difficult to predict the impact of the Direct Loan Program. There is no way to accurately predict the number of schools that will participate in future years or, if the Secretary authorizes students attending participating schools to continue to be eligible for Federal Family Education Loan Program Loans, how many students will seek loans under the Direct Loan Program instead of the Federal Family Education Loan Program. In addition, it is impossible to predict whether future legislation will eliminate, limit, or expand the Direct Loan Program or the Federal Family Education Loan Program.