Form 10-Q
period 2006-03-31
NELNET INC
filed 2006-05-10
CIK 1258602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
          |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM __________TO_______________ .



                        COMMISSION FILE NUMBER 001-31924

                     --------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
     Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as
     defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

     As of April 30, 2006, there were 40,428,988 and 13,942,954 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively.

                                  NELNET, INC.
                                    FORM 10-Q
                                      INDEX
                                 MARCH 31, 2006

PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements...........................................2
        Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................12
        Item 3. Quantitative and Qualitative Disclosures about Market Risk....28
        Item 4. Controls and Procedures.......................................31

PART II. OTHER INFORMATION
        Item 1. Legal Proceedings.............................................32
        Item 1A. Risk Factors.................................................32
        Item 6. Exhibits......................................................32


SIGNATURES....................................................................33

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                  NELNET, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS

                                                                          AS OF              AS OF
                                                                        MARCH 31,         DECEMBER 31,
                                                                          2006                2005
                                                                     ---------------     --------------
                                                                       (UNAUDITED)
                                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS:
Student loans receivable (net of allowance for loan losses of
    $22,225 and $13,390, respectively)............................... $ 21,320,374         20,260,807
Cash and cash equivalents:
    Cash and cash equivalents - not held at a related party..........       50,325             49,863
    Cash and cash equivalents - held at a related party..............       51,182             53,787
                                                                     ---------------     --------------
Total cash and cash equivalents......................................      101,507            103,650
Restricted cash......................................................    1,155,610          1,228,570
Restricted investments...............................................      142,533            160,479
Restricted cash - due to customers...................................       56,531            153,098
Accrued interest receivable..........................................      440,140            394,630
Accounts receivable, net.............................................       39,724             36,331
Goodwill.............................................................      132,389             99,535
Intangible assets, net...............................................      162,396            153,117
Furniture, equipment, and leasehold improvements, net................       38,687             36,750
Other assets.........................................................       80,821             88,889
Fair value of derivative instruments, net............................      133,044             82,766
                                                                     ---------------     --------------

    Total assets.....................................................   23,803,756         22,798,622
                                                                     ===============     ==============

LIABILITIES:
Bonds and notes payable..............................................   22,670,772         21,673,620
Accrued interest payable.............................................      101,835             94,281
Other liabilities....................................................      148,483            137,572
Deferred income taxes................................................      108,929             89,933
Due to customers.....................................................       56,531            153,098
                                                                     ---------------     --------------
    Total liabilities................................................   23,086,550         22,148,504
                                                                     ---------------     --------------

Minority interest....................................................           --                626
                                                                     ---------------     --------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value.  Authorized 50,000,000 shares;
    no shares issued or outstanding.................................            --                 --
Common stock:
    Class A, $0.01 par value. Authorized 600,000,000 shares;
       issued and outstanding 40,428,988 shares as of March 31, 2006
       and 40,040,841 shares as of December 31, 2005................           404                400
    Class B, $0.01 par value.  Authorized 15,000,000 shares;
       issued and outstanding 13,942,954 shares as of March 31, 2006
       and 13,962,954 shares as of December 31, 2005.................          139                140
Additional paid-in capital...........................................      241,722            220,432
Retained earnings....................................................      480,252            428,186
Unearned compensation................................................       (5,700)               (86)
Accumulated other comprehensive income, net of taxes.................          389                420
                                                                     ---------------     --------------
    Total shareholders' equity.......................................      717,206            649,492
                                                                     ---------------     --------------
COMMITMENTS AND CONTINGENCIES
    Total liabilities and shareholders' equity....................... $ 23,803,756         22,798,622
                                                                     ===============     ==============

See accompanying notes to consolidated financial statements.


                                      NELNET, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                               (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                  ------------------------------
                                                                        2006          2005
                                                                  --------------  --------------
                                                                      (DOLLARS IN THOUSANDS,
                                                                        EXCEPT SHARE DATA)
INTEREST INCOME:
    Loan interest................................................  $     325,660        184,325
    Investment interest..........................................         19,541          7,002
                                                                  --------------  --------------
       Total interest income.....................................        345,201        191,327

INTEREST EXPENSE:
    Interest on bonds and notes payable..........................        258,949        104,525
                                                                  --------------  --------------
       Net interest income.......................................         86,252         86,802

Less provision for loan losses...................................          9,618          2,031
                                                                  --------------  --------------
       Net interest income after provision for loan losses.......         76,634         84,771
                                                                  --------------  --------------
OTHER INCOME (EXPENSE):
    Loan and guarantee servicing income..........................         47,074         37,176
    Other fee-based income.......................................         18,155          3,356
    Software services income.....................................          3,409          2,206
    Other income.................................................          1,455          1,400
    Derivative market value and foreign currency adjustments.....         39,795         60,290
    Derivative settlements, net..................................          4,744        (10,086)
                                                                  --------------  --------------
       Total other income........................................        114,632         94,342
                                                                  --------------  --------------
OPERATING EXPENSES:
    Salaries and benefits........................................         57,684         39,327
    Other operating expenses:
       Depreciation and amortization.............................          9,405          4,466
       Trustee and other debt related fees.......................          3,105          2,328
       Occupancy and communications..............................          5,826          4,232
       Advertising and marketing.................................          4,812          2,673
       Professional and other services...........................          7,816          5,776
       Postage and distribution..................................          5,850          4,306
       Other.....................................................         13,749          8,280
                                                                  --------------  --------------
         Total other operating expenses..........................         50,563         32,061
                                                                  --------------  --------------
         Total operating expenses................................        108,247         71,388
                                                                  --------------  --------------
         Income before income taxes..............................         83,019        107,725

Income tax expense...............................................         30,711         39,638
                                                                  --------------  --------------
         Income before minority interest.........................         52,308         68,087

Minority interest in net earnings of
subsidiaries.....................................................           (242)            --
                                                                  --------------  --------------
         Net income..............................................  $      52,066         68,087
                                                                  ==============  ==============
         Earnings per share, basic and diluted...................  $        0.96           1.27
                                                                  ==============  ==============
         Weighted average shares outstanding, basic and diluted..  $  54,241,341     53,682,569
                                                                  ==============  ==============

See accompanying notes to consolidated financial statements.

                                                                      NELNET, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                                               (unaudited)
                                                                                                                  ACCUMULATED
                                                                                                                    OTHER    TOTAL
                           PREFERRED COMMON STOCK SHARES             COMMON STOCK   ADDITIONAL           UNEARNED   COMPRE-  SHARE-
                             STOCK    ------------------ PREFERRED ---------------  PAID-IN   RETAINED    COMPEN-   HENSIVE HOLDERS'
                             SHARES   CLASS A   CLASS B    STOCK   CLASS A  CLASS B CAPITAL   EARNINGS    SATION    INCOME   EQUITY
                             ------   -------   --------   -----   -------  ------- -------   --------  ----------- ------   ------
                                                                                (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

BALANCE AS OF
DECEMBER 31, 2004...........    --   39,687,037 13,983,454   $ --       397    140  207,915   247,064       (77)      736   456,175
 Comprehensive income:
   Net income...............    --           --         --     --        --     --       --    68,087        --        --    68,087
   Other comprehensive income:
    Cash flow hedge,
    net of tax..............    --           --         --     --        --     --       --        --        --      (105)     (105)
    Foreign currency
    translation.............    --           --         --     --        --     --       --        --        --      (203)     (203)
    Total comprehensive                                                                                                     --------
      income................                                                                                                 67,779
Issuance of common stock....    --       40,827         --     --        --     --    1,344        --        13        --     1,357
                             ------  ---------- ----------- ------     ----- ------ -------- --------    -------  --------  --------
BALANCE AS OF
MARCH 31, 2005.............     --   39,727,864 13,983,454   $ --       397    140  209,259   315,151       (64)      428   525,311
                             ======  ========== =========== ======     ===== ====== =======  ========    =======  ========  ========

BALANCE AS OF
DECEMBER 31, 2005..........     --   40,040,841 13,962,954   $ --       400    140  220,432   428,186       (86)      420   649,492
 Comprehensive income:
   Net income..............     --           --         --     --        --     --       --    52,066        --        --    52,066
   Other comprehensive income
    related to foreign
    currency translation...     --           --         --     --        --     --       --        --        --       (31)      (31)
    Total comprehensive                                                                                                    --------
       income..............                                                                                                  52,035
 Issuance of common stock..     --      368,147         --     --         3     --   21,290        --    (5,614)       --    15,679
 Conversion of common
   stock...................     --       20,000    (20,000)    --         1     (1)      --        --        --        --        --
                             ------  ---------- ----------- ------     ----- ------ -------  --------    -------  --------  --------
BALANCE AS OF
MARCH 31, 2006.............     --   40,428,988 13,942,954   $ --       404    139  241,722   480,252    (5,700)      389   717,206
                             ======  ========== =========== ======     ===== ====== =======  ========    =======  ========  ========

See accompanying notes to consolidated financial statements.


                                         NELNET, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             2006           2005
                                                                         -------------  -------------
                                                                           (DOLLARS IN THOUSANDS)

Net income............................................................... $    52,066        68,087
Adjustments to reconcile net income to net cash provided
  by operating activities, net of business acquisitions:
    Depreciation and amortization, including loan premiums and
      deferred origination costs.........................................      33,845        22,130
    Derivative market value adjustment...................................     (50,278)      (60,290)
    Foreign currency transaction adjustment..............................      10,483            --
    Non-cash compensation expense........................................         484           136
    Change in value of put options issued in business acquisitions.......         532            --
    Deferred income tax expense..........................................      16,370        23,184
    Provision for loan losses............................................       9,618         2,031
    Other non-cash items.................................................        (100)          117
    Increase in accrued interest receivable..............................     (45,510)      (22,195)
    (Increase) decrease in accounts receivable...........................      (2,809)        3,973
    (Increase) decrease in other assets..................................       6,356        (1,703)
    Increase in accrued interest payable.................................       7,542         4,919
    Increase (decrease) in other liabilities.............................       1,212       (13,634)
                                                                         -------------  -------------
       Net cash provided by operating activities.........................      39,811        26,755
                                                                         -------------  -------------

Cash flows from investing activities, net of business acquisitions:
    Originations, purchases, and consolidations of student loans,
      including loan premiums and deferred origination costs.............  (1,637,804)     (919,351)
    Purchases of student loans, including loan premiums,
      from a related party...............................................    (126,648)     (574,166)
    Net proceeds from student loan repayments, claims, capitalized
      interest, and other................................................     673,886       397,202
    Purchases of furniture, equipment, and leasehold improvements, net...      (5,514)       (6,337)
    Decrease in restricted cash..........................................      72,960        92,032
    Purchases of restricted investments..................................    (210,552)     (247,652)
    Proceeds from maturities of restricted investments...................     228,498       247,216
    Purchase of loan origination rights..................................          --          (260)
    Business acquisitions, net of cash acquired..........................     (18,411)      (26,843)
                                                                         -------------  -------------
       Net cash used in investing activities.............................  (1,023,585)   (1,038,159)
                                                                         -------------  -------------

Cash flows from financing activities:
    Payments on bonds and notes payable..................................  (1,095,387)     (527,411)
    Proceeds from issuance of bonds and notes payable....................   2,082,121     1,545,237
    Payments of debt issuance costs......................................      (5,544)       (3,718)
    Proceeds from issuance of common stock...............................         467           311
                                                                         -------------  -------------
       Net cash provided by financing activities.........................     981,657     1,014,419
                                                                         -------------  -------------

Effect of exchange rate fluctuations on cash.............................         (26)           55

       Net (decrease) increase in cash and cash equivalents..............      (2,143)        3,070

Cash and cash equivalents, beginning of period...........................     103,650        39,989
                                                                         -------------  -------------

Cash and cash equivalents, end of period................................. $   101,507        43,059
                                                                         =============  =============

Supplemental disclosures of cash flow information:
    Interest paid........................................................ $   246,154        97,724
                                                                         =============  =============
    Income taxes paid, net of refunds.................................... $     4,140         6,642
                                                                         =============  =============

    Supplemental disclosures of noncash operating, investing, and financing activities regarding the Company's acquisitions are contained in note 3.

See accompanying notes to consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (INFORMATION AS OF MARCH 31, 2006 AND FOR THE THREE MONTHS ENDED
                      MARCH 31, 2006 AND 2005 IS UNAUDITED)


1.    BASIS OF FINANCIAL REPORTING

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the "Company") as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2005 and, in the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results for the year ending December 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts from 2005 have been reclassified to conform to the current period presentation.

2.    STUDENT LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Student loans receivable as of March 31, 2006 and December 31, 2005 consisted of the following:

                                                               AS OF       AS OF
                                                             MARCH 31,   DECEMBER 31,
                                                                2006        2005
                                                           ------------ -------------
                                                            (DOLLARS IN THOUSANDS)

Federally insured loans................................... $ 20,799,595   19,816,075
Non-federally insured loans...............................      163,624       96,880
                                                           ------------- ------------
                                                             20,963,219   19,912,955
Unamortized loan premiums and deferred origination costs..      379,380      361,242
Allowance for loan losses - federally insured loans.......       (7,075)         (98)
Allowance for loan losses - non-federally insured loans...      (15,150)     (13,292)
                                                           ------------- ------------
                                                           $ 21,320,374   20,260,807
                                                           ============= ============

On February 8, 2006, the Higher Education Reconciliation Act ("HERA") of 2005 was enacted into law. HERA effectively reauthorized the Title IV provisions of the Federal Family Education Loan Program (the "FFEL Program" or "FFELP") of the U.S. Department of Education (the "Department") through 2012. One of the provisions of HERA resulted in lower guarantee rates on FFELP loans, including a decrease in insurance and reinsurance on portfolios receiving the benefit of Exceptional Performance designation by 1%, from 100% to 99% of principal and accrued interest (effective July 1, 2006) and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by 1%, from 98% to 97% of principal and accrued interest (effective for all loans first disbursed on and after July 1, 2006). As a result of the change in these legislative provisions, during the three months ended March 31, 2006, the Company recorded an expense of $6.9 million ($4.3 million after tax) to increase the Company's allowance for loan losses. A director, executive officer and significant shareholder of the Company is a director and indirectly a significant shareholder of First National Bank Northeast.

On March 1, 2006, the Company entered into an agreement to acquire participation interests in non-federally insured loans from First National Bank Northeast, a related party, at a price equal to the outstanding principal balance and accrued interest of such loans. The term of this agreement is for 364 days. As of March 31, 2006, the balance of loans participated under this agreement was $58.2 million, and is included in student loans receivable on the Company's balance sheet.

As part of the agreement for the acquisition of the capital stock of LoanSTAR Funding Group, Inc. ("LoanSTAR") from the Greater Texas Foundation (the "Texas Foundation") completed in October 2005, the Company agreed to sell student loans in an aggregate amount sufficient to permit the Texas Foundation to maintain a portfolio of loans equal to no less than $200.0 million through October 2010. The sales price for such loans is the fair market value mutually agreed upon between the Company and the Texas Foundation. To satisfy this obligation, the Company will sell loans to the Texas Foundation on a quarterly basis. As of March 31, 2006, the Company was obligated to sell $116.1 million of loans per the terms of this agreement.

The Company is also obligated to sell $75.0 million of FFELP loans to an unrelated party by June 30, 2006.

3.    ACQUISITIONS

Effective January 31, 2006, the Company purchased the remaining 50% of the stock of infiNET Integrated Solutions, Inc. ("infiNET"). infiNET provides software for customer focused electronic transactions, information sharing, and electronic account and bill presentment for colleges, universities, and healthcare organizations. Consideration for the purchase was $9.5 million in cash and 95,380 restricted shares of the Company's Class A common stock. Under the terms of the purchase agreement, the 95,380 shares of Class A common stock issued in the acquisition are subject to stock price guarantee provisions whereby if on or about February 28, 2011 the average market trading price of the Class A common stock is less than $104.8375 per share and has not exceeded that price for any 25 consecutive trading days during the 5-year period from the closing of the acquisition to February 28, 2011, then the Company must pay additional cash to the sellers of infiNET for each share of Class A common stock issued in an amount representing the difference between $104.8375 less the greater of $41.9335 or the gross sales price such seller obtained from a prior sale of the shares. In connection with the acquisition, the Company entered into employment agreements with two of the infiNET sellers, in which the guaranteed value related to the shares of Class A common stock issued is dependent on their continued employment with the Company. Accordingly, the guaranteed value associated with the shares of Class A common stock issued to these employees of $5.7 million was recorded as unearned compensation in the accompanying balance sheet and will be recognized by the Company as compensation expense over the three-year term of the employment agreements. The total purchase price recorded by the Company to acquire the remaining interest in infiNET was $13.8 million, which represents the $9.5 million in cash and $4.3 million attributable to the guaranteed value of the shares of Class A common stock issued to the infiNET shareholders other than the two shareholders who entered into employment agreements with the Company.

This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the effective date of the acquisition. Prior to purchasing the remaining 50% of the common stock of infiNET, the Company accounted for this investment under the equity method. As of December 31, 2005, other assets in the accompanying balance sheet included $5.0 million (including $3.3 million of excess cost) related to the infiNET investment.

The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The preliminary allocation of the purchase price for infiNET is shown below (dollars in thousands):

          Cash and cash equivalents........................... $  3,576
          Restricted cash - due to customers..................   16,343
          Accounts receivable.................................      558
          Furniture, equipment, and leasehold improvements....      207
          Other assets........................................      583
          Excess cost over fair value of net assets acquired..   15,884
          Due to customers....................................  (16,343)
          Other liabilities...................................   (1,995)
          Previously recorded investment in equity interest...   (5,032)
                                                               ---------
                                                               $ 13,781
                                                               =========

Effective January 31, 2006, the Company purchased the remaining 20% of the stock of FACTS Management Co. ("FACTS"). FACTS provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to K-12 and post-secondary educational institutions, families, and students. In addition, FACTS provides financial needs analysis for students applying for aid in private and parochial K-12 schools. Consideration for the purchase was $5.6 million in cash and 238,237 restricted shares of the Company's Class A common stock valued at $9.9 million. Under the terms of the purchase agreement, the 238,237 shares of Class A common stock issued in the acquisition are subject to put option arrangements whereby during the 30-day period beginning February 28, 2010 the holders of such shares can require the Company to repurchase all or part of the shares at a price of $83.95 per share. The put option in the alternative similarly applies to replacement shares of Class A common stock purchased by the holders from the proceeds of, and within 60 days of, a sale by the holders of the shares of Class A common stock issued in the acquisition back to the Company pursuant to provisions whereby during the 6-month period ending June 30, 2009 the Company may be required to repurchase the shares at the market trading price at that time. The exercisability of the put option is subject to acceleration and then termination in the event that during the 4-year period ending February 28, 2010 the market trading price of the Class A common stock is equal to or exceeds $83.95 per share. The value of the put option as of the closing date of the acquisition was approximately $7.5 million and was recorded by the Company as additional purchase price. Accordingly, the total consideration recorded by the Company for the remaining 20% of the stock of FACTS was $23.0 million, which represents the $5.6 million in cash, the value of the Class A common stock of $9.9 million, and the value of the put option arrangements of $7.5 million.

The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The preliminary allocation of the purchase price for the remaining 20% of the stock of FACTS is shown below (dollars in thousands):

        Intangible assets.................................... $  7,746
        Excess cost over fair value of net assets acquired...   16,974
        Other liabilities....................................   (2,578)
        Previously recorded minority interest................      868
                                                              ---------
                                                              $ 23,010
                                                              =========

The Company is in the process of obtaining third-party valuations of certain intangible assets related to the 2005 acquisitions of the initial 80% of FACTS, 5280 Solutions, Inc. ("5280"), FirstMark Services, LLC ("Firstmark"), and LoanSTAR. As a result, the allocation of purchase price is subject to refinement for these acquisitions.

The following pro forma information presents the combined results of the Company as though the 2005 acquisitions of Student Marketing Group, Inc., National Honor Roll, LLC, FACTS, Foresite Solutions, Inc., LoanSTAR, 5280, and FirstMark and the 2006 acquisitions of infiNET and FACTS occurred as of the beginning of each reporting period. Information about the Company's 2005 acquisitions is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The pro forma information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of the period or that may be attained in the future. In addition, the pro forma information reflects the results of operations based on the Company's preliminary allocation of purchase price (where applicable).

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                             2006          2005
                                                        ------------   -------------
                                                          (DOLLARS IN THOUSANDS,
                                                             EXCEPT SHARE DATA)

Net interest income.................................... $    86,277         92,124
Other income...........................................     114,936        109,398
Net income.............................................      52,090         68,449

Weighted average shares outstanding, basic and diluted.  54,356,254     54,274,946
Earnings per share, basic and diluted.................. $      0.96           1.26

4.    INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

                                                                        WEIGHTED
                                                                         AVERAGE      AS OF         AS OF
                                                                        REMAINING    MARCH 31,   DECEMBER 31,
                                                                       USEFUL LIFE     2006          2005
                                                                       -----------  -----------  ------------
                                                                              (DOLLARS IN THOUSANDS)
Amortizable intangible assets:
    Covenants not to compete (net of accumulated amortization of
      $1,027 and $499, respectively)......................................66 months  $  11,286      3,874
    Student lists (net of accumulated amortization of $2,220 and
      $1,708, respectively)...............................................35 months      5,977      6,489
    Loan origination rights (net of accumulated amortization of $4,428
      and $2,505, respectively)...........................................77 months     47,771     49,694
    Customer relationships (net of accumulated amortization of $6,175
      and $3,771, respectively)..........................................141 months     72,381     70,369
    Computer software (net of accumulated amortization of $901
      and $677, respectively).............................................37 months      1,654      1,644
    Trade names (net of accumulated amortization of $92 and
      $54, respectively)..................................................58 months        729        767
                                                                          ---------   ---------  ---------
          Total - amortizable intangible assets                          107 months    139,798    132,837
                                                                         ==========
Unamortizable intangible assets - trade names                                           22,598     20,280
                                                                                     ----------  ---------
                                                                                     $ 162,396    153,117
                                                                                     ==========  =========

The Company recorded amortization expense on its intangible assets of $5.6 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As disclosed in note 3, the Company is in the process of obtaining third party valuations of certain intangible assets, however, as of March 31, 2006 the Company estimates it will record amortization expense as follows (dollars in thousands):

               2006........................... $  16,724
               2007...........................    21,623
               2008...........................    20,904
               2009...........................    18,662
               2010...........................    16,988
               2011 and thereafter............    44,897
                                               ----------
                                               $ 139,798
                                               ==========

The change in the carrying amount of goodwill by operating segment was as follows (dollars in thousands):

                                              STUDENT LOAN                         PAYMENT
                                     ASSET    AND GUARANTEE  SOFTWARE   DIRECT    MANAGEMENT
                                   MANAGEMENT   SERVICING    SERVICES  MARKETING   SERVICES     TOTAL
                                   ---------- ------------  ---------  ---------  ----------- ---------

Balance as of January 1, 2006    $  35,356        3,060       11,059     17,150      32,910     99,535
    Goodwill acquired
    during the period                   --           --           --         --      32,858     32,858
    Effect of foreign currency
    fluctuations                        --           (4)          --         --          --         (4)

                                 ----------    ----------   ---------  ---------  ----------  ---------
Balance as of March 31, 2006     $  35,356        3,056       11,059     17,150      65,768    132,389
                                 ==========    ==========   =========  =========  ==========  =========

5.    BONDS AND NOTES PAYABLE

On February 21, 2006, the Company consummated a $2.0 billion debt offering of student loan asset-backed notes with final maturity dates ranging from 2011 through 2039. Notes issued in this transaction included $1.5 billion with variable interest rates based on a spread to LIBOR and (euro)420.5 million (500.0 million in U.S. dollars on the date of issuance) with variable interest rates based on a spread to EURIBOR (the "Euro Notes"). As of March 31, 2006, the Euro Notes were recorded on the balance sheet in U.S. dollars of 510.5 million based on the foreign currency exchange rate on that date. The increase in the principal amount of the Euro Notes of $10.5 million as a result of the foreign currency exchange rate fluctuations is included in the derivative market value and foreign currency adjustments in the accompanying consolidated statement of income for the three months ended March 31, 2006.

Concurrently with the issuance of the Euro Notes, the Company entered into a derivative instrument which is further discussed in note 6.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative instruments under Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. Management has structured all of the Company's derivative transactions with the intent that each is economically effective; however, the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133. As a result, the change in fair value of derivative instruments is recorded in the consolidated statements of income at each reporting date.

The following table summarizes the Company's outstanding interest rate swaps as of March 31, 2006 (dollars in thousands):

                                                 WEIGHTED
                                               AVERAGE FIXED
                                                 RATE PAID
                MATURITY     NOTIONAL VALUE    BY THE COMPANY
                --------     --------------    --------------

                2006            $   612,500        2.99 %
                2007                512,500        3.42
                2008                462,500        3.76
                2009                312,500        4.01
                2010              1,137,500        4.25
                2011                     --          --
                2012                275,000        4.31
                2013                525,000        4.36
                               -------------   -------------
                  Total         $ 3,837,500        3.88 %
                               =============   =============

In addition to the interest rate swaps summarized above, the Company also has one basis swap with a notional amount of $500.0 million that matures in August 2006.

The Company also entered into a derivative instrument in February 2006 as a result of the issuance of the Euro Notes discussed in note 5. Under the terms of this derivative instrument agreement, the Company receives from a counterparty a spread to the EURIBOR index based on a notional amount of (euro)420.5 million and pays a spread to the LIBOR index based on a notional amount of $500.0 million. In addition, under the terms of this agreement, all principal payments on the Euro Notes will effectively be paid at the exchange rate in effect as of the issuance of these notes.

As of March 31, 2006, the net fair value of the Company's derivative portfolio was $133.0 million and the net change in the fair value of the Company's derivative portfolio for the three months ended March 31, 2006 was $50.3 million.

The following table summarizes the components included in derivative settlements on the consolidated income statements:

                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                               ----------------------------
                                                   2006           2005
                                               -------------  -------------
                                                  (Dollars in thousands)
    Interest rate and basis swaps............   $   5,896          (10,086)
    Foreign currency swap....................      (1,152)              --
                                               -------------  -------------
    Derivative settlements, net..............   $   4,744          (10,086)
                                               =============  =============

On May 1, 2006, the Company entered into three ten-year basis swaps with notional values of $500.0 million each in which the Company receives three-month LIBOR and pays one-month LIBOR less a spread as defined in the agreements. The effective dates of these agreements are November 25, 2006, December 25, 2006, and January 25, 2007.

7.    SEGMENT REPORTING

The Company has five operating segments as defined in SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"), as follows: Asset Management, Student Loan and Guarantee Servicing, Software Services, Direct Marketing, and Payment Management Services. The Asset Management and Student Loan and Guarantee Servicing operating segments meet the quantitative thresholds identified in SFAS No. 131 as reportable segments and therefore the related financial data is presented below. The Software Services, Direct Marketing, and Payment Management Services operating segments do not meet the quantitative thresholds and therefore their financial data is combined and shown as "other" in the presentation below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

The Asset Management segment includes the acquisition, management, and ownership of the student loan assets. Revenues are primarily generated from net interest income on the student loan assets. The Company generates student loan assets through direct origination or through acquisitions. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose. The Company's derivative market value and foreign currency adjustments are included in the Asset Management segment. Because the Company's derivatives do not qualify for hedge accounting under SFAS No. 133, the derivative market value adjustment can cause the percentage of revenue and net income before taxes to fluctuate from period to period between segments. Due to fluctuations in currency rates, foreign currency adjustments can also cause the percentage of revenue and net income before taxes to fluctuate from period to period between segments.

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

The Payment Management Services segment provides actively managed tuition payment solutions, online payment processing, detailed information reporting, financial needs analysis, and data integration services to K-12 and post-secondary educational institutions, families, and students. In addition, this segment provides customer-focused electronic transactions, information sharing, and account and bill presentment to colleges, universities, and healthcare organizations.

Substantially all of the Company's revenues are earned from customers in the United States except for revenue generated from servicing Canadian student loans at EDULINX. For the three months ended March 31, 2006 and 2005, the Company recognized $16.8 million and $15.4 million, respectively, from Canadian student loan servicing customers.

The business of servicing Canadian student loans by EDULINX is limited to a small group of servicing customers and the agreement with the largest of such customers is currently scheduled to expire in July 2007. For the three months ended March 31, 2006, the Company recognized $12.6 million, or 27% of its loan and guarantee servicing income, from this customer. EDULINX cannot guarantee that it will obtain a renewal of this largest servicing agreement or that it will maintain its other servicing agreements and the termination of any such servicing agreements could result in an adverse effect on the Company.

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

Segment data is as follows:

                                                     STUDENT LOAN
                                         ASSET       AND GUARANTEE                 TOTAL
                                       MANAGEMENT     SERVICING        OTHER      SEGMENTS
                                      -------------  -------------  ----------- ------------
                                                       (Dollars in thousands)
THREE MONTHS ENDED MARCH 31, 2006
    Net interest income............... $  87,936          1,873            862       90,671
    Other income......................    48,663         46,420         18,658      113,741
    Intersegment revenues.............        --         33,405          4,672       38,077
                                      -------------  -------------  ----------- ------------
             Total revenue............ $ 136,599         81,698         24,192      242,489
                                      =============  =============  =========== ============

    Provision for loan losses......... $   9,618             --             --        9,618
    Depreciation and amortization.....     1,583          2,365          2,108        6,056
    Net income before taxes...........    86,826         15,959          8,430      111,215

                                                     STUDENT LOAN
                                         ASSET       AND GUARANTEE                  TOTAL
                                       MANAGEMENT     SERVICING        OTHER      SEGMENTS
                                      -------------  -------------  ----------- ------------
                                                       (Dollars in thousands)
THREE MONTHS ENDED MARCH 31, 2005
    Net interest income............... $  86,070            678             15       86,763
    Other income......................    52,429         37,166          3,429       93,024
    Intersegment revenues.............        --         26,102          1,304       27,406
                                      -------------  -------------  ------------- ----------
             Total revenue............ $ 138,499         63,946          4,748      207,193
                                      =============  =============  ============= ==========
    Provision for loan losses......... $   2,031             --             --        2,031
    Depreciation and amortization.....        26            919            799        1,744
    Net income before taxes...........   100,217         18,663          2,025      120,905

                                                 AS OF          AS OF
                                               MARCH 31,     DECEMBER 31,
                                                 2006           2005
                                            --------------  --------------
                                             (Dollars in thousands)
Segment total assets:
    Asset management.....................  $ 23,386,249      22,316,657
    Student loan and guarantee servicing.       465,499         505,958
    Other................................       202,459         156,548
                                          --------------  --------------
              Total segments.............  $ 24,054,207      22,979,163
                                          ==============  ==============

Reconciliation of segment data to the consolidated financial statements is as follows:
                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                 2006           2005
                                             -------------   ------------
                                                 (Dollars in thousands)
Total segment revenues....................... $ 242,489        207,193
Elimination of intersegment revenues.........   (38,077)       (27,406)
Interest expense on unsecured debt...........    (5,438)            --
Corporate activities' revenues, net..........     1,910          1,357
                                             -----------     -----------
              Total consolidated revenues.... $ 200,884        181,144
                                             ===========     ===========
Total net income before taxes of segments.... $ 111,215        120,905
Corporate expenses, net......................   (28,196)       (13,180)
                                             -----------     -----------
              Total consolidated net
              income before taxes             $  83,019        107,725
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
                                                AS OF           AS OF
                                              MARCH 31,      DECEMBER 31,
                                                2006            2005
                                            -------------   -------------
                                               (Dollars in thousands)
Total segment assets........................  $24,054,207    22,979,163
Elimination of intercompany assets..........     (325,311)     (247,982)
Corporate assets............................       74,860        67,441
                                             -------------  ------------
              Total consolidated assets.....  $23,803,756    22,798,622
                                             =============  ============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Some of the statements contained in this quarterly report discuss future expectations and business strategies or include other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

OVERVIEW

The Company is one of the leading education services and finance companies in the United States and is focused on providing quality products and services to students, families, and schools nationwide. The Company ranks among the nation's leaders in terms of total student loan assets originated, consolidated, held, and serviced, principally consisting of loans originated under the FFEL Program. The Company is a vertically-integrated organization that offers a broad range of pre-college, in-college, and post-college products and services to its customers.

The Company has five operating segments as defined in SFAS No. 131 as follows:
Asset Management, Student Loan and Guarantee Servicing, Software Services, Direct Marketing, and Payment Management Services.

o ASSET MANAGEMENT. The Company owns a large portfolio of student loan assets through a series of education lending subsidiaries. The Company obtains loans through direct origination or through acquisition of loans.

o STUDENT LOAN AND GUARANTEE SERVICING. The Company services its student loan portfolio and the portfolios of third parties. Servicing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. The Student Loan and Guarantee Servicing segment includes EDULINX, a Canadian subsidiary of the Company that services student loans in Canada. The following table summarizes the Company's loan servicing volumes as of March 31, 2006:

                                          COMPANY   THIRD PARTY   TOTAL
                                        ----------- ----------- ----------
                                              (DOLLARS IN MILLIONS)
            FFELP and private loans       $ 18,017      10,626     28,643
            Canadian loans (in U.S. $)          --       8,388      8,388
                                        ----------- ----------- ----------
                 Total                    $ 18,017      19,014     37,031
                                        =========== =========== ==========

   The Company also provides servicing support to guaranty agencies, which includes system software, hardware and telecommunications support, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services. In addition, under an agreement with College Access Network ("CAN"), a state-designated guaranty agency, the Company provides certain other guarantee operations.

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

o DIRECT MARKETING. The Company provides a wide range of direct marketing products and services to help businesses reach the middle school, high school, college bound high school, college, and young adult market places. The Company also provides marketing services and college bound student lists to college and university admissions offices nationwide. In addition, the Company recognizes middle and high school students for exceptional academic success through its publications and scholarships.

o PAYMENT MANAGEMENT SERVICES. The Company provides actively managed tuition payment solutions, online payment processing, detailed information reporting, financial needs analysis, and data integration services to K-12 and post-secondary educational institutions, families, and students. In addition, the Company provides customer-focused electronic transactions, information sharing, and account and bill presentment to colleges, universities, and healthcare organizations.

The Company's Asset Management and Student Loan and Guarantee Servicing offerings constitute reportable operating segments according to the provisions of SFAS No. 131. The Software Services, Direct Marketing, and Payment Management Services offerings are operating segments that do not meet the quantitative thresholds, and, therefore, are combined and included as "Other segments." The following table shows the percentage of total segment revenue (excluding intersegment revenue) and net income before taxes for each of the Company's reportable segments:

                                                THREE MONTHS ENDED MARCH 31,
                               ---------------------------------------------------------------
                                            2006                            2005
                               ------------------------------- -------------------------------
                                            STUDENT                          STUDENT
                                            LOAN AND                         LOAN AND
                                  ASSET    GUARANTEE   OTHER      ASSET     GUARANTEE  OTHER
                               MANAGEMENT  SERVICING  SEGMENTS  MANAGEMENT  SERVICING SEGMENTS
                               ----------  ---------  --------  ----------  --------- --------
Segment revenues...............  66.8%       23.6%      9.6%       77.0%      21.1%     1.9%

Segment net income
  before taxes.................  78.1%       14.3%      7.6%       82.9%      15.4%     1.7%

The Company's derivative market value and foreign currency adjustments are included in the Asset Management segment. Because the Company's derivatives do not qualify for hedge accounting under SFAS No. 133, the derivative market value adjustment can cause the percentage of revenue and net income before taxes to fluctuate from period to period between segments. Due to fluctuations in currency rates, foreign currency adjustments can also cause the percentage of revenue and net income before taxes to fluctuate from period to period between segments.

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

Based upon provisions of the Higher Education Act, and related interpretations by the Department, loans financed prior to September 30, 2004 with tax-exempt obligations originally issued prior to October 1, 1993 are entitled to receive special allowance payments equal to a 9.5% minimum rate of return (the "9.5% Floor"). Of the $3.4 billion in loans held by the Company as of March 31, 2006 that are receiving the 9.5% Floor, approximately $2.6 billion in loans were purchased prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently funded with the proceeds of taxable obligations, without retiring the tax-exempt obligations. (This $2.6 billion portfolio excludes $0.2 billion of 9.5% Floor loans purchased from LoanSTAR that were also purchased prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently funded with taxable obligations.) Interest income that is generated from this $2.6 billion portfolio in excess of income based upon standard special allowance rates is referred to by the Company as the special allowance yield adjustment. Since the $2.6 billion portfolio of student loans will decrease as borrowers make payments on these loans, the special allowance yield adjustment will decrease as compared to historical periods. In addition, if interest rates rise, floor income on this portfolio of loans will decrease, thereby reducing the special allowance yield adjustment.

Interest income is also dependent upon the relative level of interest rates. The current and future interest rate environment can and will affect interest earnings, net interest income, and net income. The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate derivative instruments to reduce the economic effect of interest rate volatility. The Company's management has structured all of its derivative instruments with the intent that each is economically effective. However, the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133 and thus the change in the market value on the derivative instruments is recognized in the statement of income each reporting period. This mark-to-market adjustment may fluctuate from period to period and adversely impact earnings.

Competition for the supply channel of education financing in the student loan industry has caused the cost of acquisition (or loan premiums) related to the Company's student loan assets to increase. In addition, the Company has seen significant increases in consolidation loan activity and consolidation loan volume within the industry. The increase in competition for consolidation loans has caused the Company to be aggressive in its measures to protect and secure its existing portfolio through consolidation efforts. The Company will amortize its premiums paid on the purchase of student loans over the average useful life of the assets. When the Company's loans are consolidated, the Company may accelerate recognition of unamortized premiums if the consolidated loan is considered a new loan. The increase in premiums paid on student loans due to the increase in entrants and competition within the industry, coupled with the Company's asset retention practices through consolidation efforts, have caused the Company's yields to be reduced in recent periods due to the amortization of premiums, consolidation rebate fees, and the lower yields on consolidation loans. If the percentage of consolidation loans continues to increase as a percentage of the Company's overall loan portfolio, the Company will continue to experience an increase in consolidation rebate fees and amortization costs and reduced yields. See "-- Student Loan Portfolio--Student Loan Spread Analysis." Although the Company's short-term yields may be reduced if this trend continues, the Company will have been successful in protecting its assets and stabilizing its balance sheet for long-term growth. Conversely, a reduction in consolidation of the Company's own loans or the loans of third parties could positively impact the effect of amortization on the Company's student loan yield from period to period. Also, as the Company's portfolio of consolidation loans grows both in nominal dollars and as a percentage of the total portfolio, the impact of premium amortization as a percentage of student loan yield should decrease. However, due to increased competition in the student loan industry, this decrease may be offset by increased costs to acquire student loans through the Company's various student loan channels and through certain portfolio and business combinations.

The Company's core spread on its portfolio of student loans has decreased from 1.64% to 1.54% for the three months ended March 31, 2005 and 2006, respectively. As discussed previously, this decrease is primarily due to an increase in lower yielding consolidation loans, an increase in the consolidation rebate fees, and rising interest rates which compress the margins on the Company's fixed-rate loans that are not hedged. As a result of margin compression on its student loan portfolio and management's continued focus on growing and diversifying fee based revenue, business and asset acquisitions have remained a significant aspect of the Company's strategy.

BUSINESS AND ASSET ACQUISITIONS

Management believes the Company's business and asset acquisitions in recent years have enhanced its position as a vertically-integrated industry leader and established a strong foundation for growth. Although the Company's assets, loan portfolios, and fee-based revenues increase through such transactions, a key aspect of each transaction is its impact on the Company's prospective organic growth and the development of its integrated platform of services. These acquisitions allow the Company to expand the products and services delivered to customers and further diversify revenue and asset generation streams.

As a result of these recent acquisitions and the Company's rapid organic growth, the period-to-period comparability of the Company's results of operations may be difficult. A summary of 2005 and 2006 business and asset acquisitions follows:

Effective February 28, 2005, the Company acquired 100% of the capital stock of Student Marketing Group, Inc. ("SMG"), a full service direct marketing agency, and 100% of the membership interests of National Honor Roll, LLC ("NHR"), a company which provides publications and scholarships for middle and high school students achieving exceptional academic success. These acquisitions were accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

Effective June 1, 2005, the Company purchased 80% of the capital stock of FACTS Management Co. ("FACTS"). FACTS provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to educational institutions, families, and students. In addition, FACTS provides financial needs analysis for students applying for aid in private and parochial K-12 schools. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition. Effective January 31, 2006, the Company purchased the remaining 20% interest in FACTS.

Effective July 1, 2005, the Company purchased 100% of the capital stock of Foresite Solutions, Inc. ("Foresite"), a company which develops complementary Web-based software applications that improve the administration of financial aid offices and work-study programs at colleges and universities. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

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

On October 25, 2005, the Company purchased from Chela Education Financing, Inc. ("Chela") a portfolio of approximately $2.2 billion of student loans originated under the FFEL Program and the rights to the Chela brand. The Company also acquired certain servicing and origination assets.

On October 31, 2005, the Company entered into an agreement to amend an existing contract with College Access Network ("CAN"). CAN is the Colorado state-designated guarantor of FFELP student loans. Under the agreement, the Company provides student loan servicing and guarantee operations and assumed the operational expenses and employment of certain CAN employees. CAN pays the Company a portion of the gross servicing and guarantee fees as consideration for the Company providing these services on behalf of CAN. The agreement terminates November 1, 2015 and can be extended for an additional 10-year period upon mutual agreement.

Effective November 1, 2005, the Company purchased the remaining 50% interest in 5280 Solutions, LLC ("5280") and FirstMark Services, LLC ("FirstMark"). The Company owned 50% of these entities and accounted for them under the equity method of accounting prior to the transactions. 5280 provides information technology products and services, with core areas of business in student loan software solutions for schools, lenders, and guarantors; technical consulting services; and enterprise content management. FirstMark specializes in originating and servicing privately funded education loans, outside the federal student loan programs. These acquisitions were accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

Effective January 31, 2006, the Company purchased the remaining 50% interest in infiNET Integrated Solutions, Inc. ("infiNET"). The Company owned 50% of this entity and accounted for it under the equity method of accounting prior to the transaction. infiNET provides customer-focused electronic transactions, information sharing, and account and bill presentment to colleges, universities, and healthcare organizations. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

NET INTEREST INCOME

The Company generates the majority of its earnings from the spread, referred to as its student loan spread, between the yield the Company receives on its student loan portfolio and the cost of funding these loans. This spread income is reported on the Company's statement of income as net interest income. The amortization of loan premiums, including capitalized costs of origination, the consolidation loan rebate fee, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company's statement of income. The amortization of debt issuance costs is included in interest expense on the Company's statement of income.

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

The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company's loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. One of the changes to the Higher Education Act as a result of HERA's enactment in February 2006 was to lower the guarantee rates on FFELP loans, including a decrease in insurance and reinsurance on portfolios receiving the benefit of the Exceptional Performance designation by 1%, from 100% to 99% of principal and accrued interest (effective July 1, 2006), and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by 1%, from 98% to 97% of principal and accrued interest (effective for all loans first disbursed on and after July 1, 2006).

In September 2005, the Company was re-designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company receives 100% reimbursement (99% reimbursement effective July 1, 2006) on all eligible FFELP default claims submitted for reimbursement during a 12-month period (June 1, 2005 through May 31, 2006). Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are eligible for the 100% reimbursement (99% reimbursement effective July 1, 2006). As of March 31, 2006, more than 99% of the Company's federally insured loans were serviced by providers designated as Exceptional Performers. If the Company or a third party servicer were to lose its Exceptional Performer designation, either by a legislative discontinuance of the program or the Company or third party servicer not meeting the required servicing standards or failing to get re-designated during the annual application process, loans serviced by the Company or such third party would become subject to the 2% risk sharing for all claims submitted after loss of the designation (3% risk sharing effective for all loans first disbursed on and after July 1, 2006).

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

LOAN AND GUARANTEE SERVICING INCOME - Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value or number of loans serviced for each customer. Guarantee servicing fees are calculated based on the number of loans serviced or amounts collected. Revenue is recognized when earned pursuant to applicable agreements, and when ultimate collection is assured.

OTHER FEE-BASED INCOME - Other fee-based income primarily consists of borrower late fee income, providing payment management services and academic publications, and the sale of lists. Borrower late fee income earned by the Company's education lending subsidiaries is recognized when payments are collected from the borrower. Fees for payment management services are recognized over the period in which services are provided to customers. Revenue from the sale of publications and lists is recognized when the products are shipped.

SOFTWARE SERVICES - Software services income is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products. Computer and software consulting services are recognized over the period in which services are provided to customers.

Other income also includes the derivative market value and foreign currency adjustments and derivative net settlements from the Company's derivative instruments and Euro Notes as further discussed in Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

                                                 THREE MONTHS ENDED MARCH 31,         CHANGE
                                                 ----------------------------  --------------------
                                                      2006         2005         DOLLARS    PERCENT
                                                 ------------  --------------  ---------  ---------
                                                                  (DOLLARS IN THOUSANDS)
INTEREST INCOME:
    Loan interest............................... $ 347,522     $ 200,107       $ 147,415     73.7 %
    Amortization of loan premiums and
      deferred origination costs                   (21,862)      (15,782)         (6,080)   (38.5)
    Investment interest.........................    19,541         7,002          12,539    179.1
                                                 -----------   -----------     ----------  --------
      Total interest income.....................   345,201       191,327         153,874     80.4
INTEREST EXPENSE:
    Interest on bonds and notes payable.........   258,949       104,525         154,424    147.7
                                                 -----------   -----------     ----------  --------
      Net interest income.......................    86,252        86,802            (550)    (0.6)
Less provision for loan losses..................     9,618         2,031           7,587    373.6
                                                 -----------   -----------     ----------  --------
      Net interest income after provision
        for loan losses.........................    76,634        84,771          (8,137)    (9.6)
                                                 -----------   -----------     ----------  --------
 OTHER INCOME:
    Loan and guarantee servicing income.........    47,074        37,176           9,898     26.6
    Other fee-based income......................    18,155         3,356          14,799    441.0
    Software services income....................     3,409         2,206           1,203     54.5
    Other income................................     1,455         1,400              55      3.9
    Derivative market value and foreign
      currency adjustmemts......................    39,795        60,290         (20,495)   (34.0)
    Derivative settlements, net.................     4,744       (10,086)         14,830    147.0
                                                 -----------   -----------     ----------  --------
      Total other income........................   114,632        94,342          20,290     21.5
                                                 -----------   -----------     ----------  --------
OPERATING EXPENSES:
    Salaries and benefits.......................    57,684        39,327          18,357     46.7
    Other operating expenses:
      Depreciation and amortization, excluding
        amortization of intangible assets.......     3,772         3,293             479     14.5
      Amortization of intangible assets.........     5,633         1,173           4,460    380.2
      Trustee and other debt related fees.......     3,105         2,328             777     33.4
      Occupancy and communications..............     5,826.        4,232           1,594     37.7
      Advertising and marketing.................     4,812         2,673           2,139     80.0
      Professional and other services...........     7,816         5,776           2,040     35.3
      Postage and distribution..................     5,850         4,306           1,544     35.9
      Other.....................................    13,749         8,280           5,469     66.1
                                                 -----------   -----------     ----------  --------
        Total other operating expenses..........    50,563        32,061          18,502     57.7
                                                 -----------   -----------     ----------  --------
        Total operating expenses................   108,247        71,388          36,859     51.6
                                                 -----------   -----------     ----------  --------
        Income before income taxes and
           minority interest                        83,019       107,725         (24,706)   (22.9)
    Income tax expense..........................    30,711        39,638          (8,927)   (22.5)
                                                 -----------   -----------     ----------  --------
        Income before minority interest.........    52,308        68,087         (15,779)   (23.2)
    Minority interest in net earnings of
       subsidiaries.............................      (242)           --            (242)  (100.0)
                                                 -----------   -----------     ----------  --------
        NET INCOME.............................. $  52,066     $  68,087       $ (16,021)   (23.5)%
                                                 ===========   ===========     ==========  ========

Interest Income. Total loan interest increased as a result of the growth of the student loan portfolio and an increase in interest rates. These increases were offset by an increase in the percentage of lower yielding consolidation loans relative to the total portfolio and a decrease in the special allowance yield adjustment. Interest income was impacted by these factors as follows:

o The average student loan portfolio increased $6.5 billion, or 47.3%, for the three months ended March 31, 2006 compared to 2005, which resulted in an increase in loan interest income of approximately $118.7 million.

o When excluding the special allowance yield adjustment, the student loan yield increased to 7.41% in 2006 from 5.60% in 2005. This increase in the student loan yield is a result of a rising interest rate environment and is offset by an increase in the percentage of lower yielding consolidation loans to the total portfolio. Loan interest income increased approximately $61.3 million as a result of the higher student loan yield.

o The special allowance yield adjustment, which reflects interest income in excess of special allowance payments had loans earned at statutorily defined rates under a taxable financing, decreased $15.8 million to $13.9 million for the three months ended March 31, 2006 compared to $29.7 million for the same period in 2005. This decrease is due to an increase in interest rates, which decreases the excess special allowance payments over the statutorily defined rates under a taxable financing, and a decrease in the portfolio of loans earning the special allowance yield adjustment.

o Consolidation rebate fees, which are included in loan interest, increased approximately $13.8 million, or 63.2%, for the three months ended March 31, 2006 compared to the same period in 2005. This is a result of the $5.2 billion increase in the consolidation loan portfolio to $13.8 billion at March 31, 2006 from $8.6 billion at March 31, 2005.

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

Interest expense. Interest expense increased as a result of the increase in average variable-rate debt, the issuance of unsecured fixed-rate debt in May 2005, and an increase in interest rates. These increases were offset by a reduction in the average asset-backed fixed-rate bonds and notes outstanding. Interest expense was impacted by each of these factors as follows:

o Average variable-rate debt increased approximately $7.3 billion for the three months ended March 31, 2006 compared to 2005 which resulted in an increase in interest expense of approximately $83.0 million.

o Interest rates, primarily LIBOR and auction rates, increased the Company's average cost of funds on variable-rate debt which resulted in an increase in interest expense of approximately $67.1 million.

o The Company issued $275 million of unsecured fixed-rate debt in May 2005 which resulted in an increase in interest expense of $3.5 million. Interest expense also increased approximately $1.5 million as a result of Company borrowings on the $500 million line of credit agreement established in August 2005.

o Average fixed-rate bonds and notes decreased by $169.2 million which decreased interest expense by approximately $2.4 million.

o The Company also had increased issuance cost amortization and facility fees resulting from the increase in debt outstanding.

Provision for loan losses. The provision for loan losses for federally insured student loans increased $7.2 million from $0.1 million for the three months ended March 31, 2005 to $7.3 million for the same period in 2006 as a result of the increased risk sharing of the federally insured portfolio due to a HERA provision enacted into law in February 2006. The provision for loan losses for non-federally insured loans increased $0.4 million from $2.0 million for the three months ended March 31, 2005 to $2.4 million for the same period in 2006 because of the increase in the non-federally insured portfolio.

Other income. Other income increased primarily as the result of acquisitions that occurred during 2005.

o LOAN AND GUARANTEE SERVICING INCOME. Loan servicing income increased $5.8 million as a result of the acquisitions of LoanSTAR and Firstmark and the amended agreement with CAN. In addition, loan servicing income from the Company's Canadian servicing operations increased $1.4 million for the three months ended March 31, 2006 compared to the same period in 2005 due to growth in the volume of loans serviced. These increases were offset by a decrease of $4.1 million in loan servicing income for the existing loan servicing operations as a result of a decrease in average servicing volumes. Guarantee servicing income increased approximately $7.0 million as a result of the expansion of the Company's guarantee servicing operations.

o OTHER FEE-BASED INCOME. Other-fee based income increased $9.7 million as a result of the acquisitions of FACTS and infiNET. In addition, the three months ended March 31, 2005 included one month of income from SMG and NHR compared to three months for same period in 2006 as a result of the timing of that acquisition. SMG experienced an increase in volume and NHR mailed a publication in January 2006 which combined with the effect of the timing of the acquisition resulted in a $4.4 million increase in other fee-based income. Borrower late fee income earned on late payments on the Company's student loan portfolio also increased $0.6 million as a result of the increase in the size of the portfolio.

o SOFTWARE SERVICES INCOME. Software services income increased $2.0 million as a result of the acquisition of 5280. Maintenance and enhancement fee revenues on the Company's existing operations decreased as a result of the timing of customer demand.

o OTHER INCOME. Other income for the three months ended March 31, 2006 was consistent with the three months ended March 31, 2005. Other income for the three months ended March 31, 2006 included an expense of $0.5 million for the change in the fair value of put options issued in connection with the purchases of 5280 and FACTS; however, this expense was offset by an increase in income from the sale of certain student loan assets.

o DERIVATIVE MARKET VALUE AND FOREIGN CURRENCY ADJUSTMENTS. The derivative market value and foreign currency adjustments included an expense of $10.5 million for the re-measurement of the Company's Euro Notes at March 31, 2006. The Euro Notes were issued in February 2006. The remaining change in the derivative market value and foreign currency adjustments was the result of the change in the fair value of the Company's derivatives resulting from changes in interest rates and fluctuations in the forward yield curve and currency exchange rates. See
      Item 3, "Quantitative and Qualitative Disclosures about Market Risk" for more information on the derivative market value and foreign currency adjustments.

o DERIVATIVE SETTLEMENTS, NET. The components of derivative settlements for the three months ended March 31, 2006 and 2005 respectively are as follows (dollars in thousands):

                                                        2006         2005
                                                     -----------  ---------
       Interest rate and basis swaps................. $  5,896     (10,086)
       Foreign currency swap.........................   (1,152)         --
                                                     -----------  ---------
       Derivative settlements, net................... $  4,744     (10,086)
                                                     ===========  =========

Operating expenses. Operating expenses increased primarily as the result of acquisitions that occurred during 2005 and 2006 and as a result of the increase in the Company's student loan portfolio.

o SALARIES AND BENEFITS. Salaries and benefits increased approximately $17.1 million as a result of the timing of acquisitions. The Company also had an increase of $1.5 million for the three months ended March 31, 2006 compared to 2005 due to additional salaries expense for the Company's contact center operations and higher incentives expense.

o DEPRECIATION AND AMORTIZATION, EXCLUDING AMORTIZATION OF INTANGIBLE ASSETS. The increase in depreciation expense for the three months ended March 31, 2006 compared to the same period in the prior year is the result of the timing of acquisitions.

o AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets has increased $5.0 million as a result of the intangible assets recorded as part of the purchase price accounting for the Company's business and asset acquisitions. This increase was offset by a decrease of $0.6 million related to certain intangible assets that became fully amortized during 2005.

o TRUSTEE AND OTHER DEBT RELATED FEES. The acquisition of LoanSTAR in October 2005 resulted in a $1.2 million increase in trustee and other debt related fees for the three months ended March 31, 2006 compared to the same period in 2005. This increase is offset by a decrease in expenses related to the Company's debt portfolio despite an increase in debt outstanding as a result of a decrease in the rates paid by the Company for certain fees.

o OCCUPANCY AND COMMUNICATIONS. Business and asset acquisitions contributed to $0.7 million of the increase in occupancy and communications expense. In addition, the Company incurred an increase of $0.4 million each for building rents and communication system enhancements during the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

o ADVERTISING AND MARKETING. Advertising and marketing expenses for 2006 have increased as a result of the timing of acquisitions, growth in the Company's direct marketing segment, and efforts to increase the size of the Company's student loan portfolio.

o PROFESSIONAL AND OTHER SERVICES. The Company's business and asset acquisitions resulted in $1.3 million of the increase in professional and other services expense. In addition, the Company's accounting, legal, and consulting fees have increased $0.6 million for the three months ended March 31, 2006 compared to the same period in 2005.

o POSTAGE AND DISTRIBUTION. The Company's direct marketing segment shipped a publication during the three months ended March 31, 2006 which resulted in an increase in postage and distribution of approximately $0.4 million. Acquisitions resulted in an increase of $0.6 million in postage and distribution expenses. In addition, increased marketing efforts related to the Company's FFELP loan consolidation efforts resulted in an increase of expenses of $0.4 million.

o OTHER. The Company's acquisitions resulted in an increase of $4.9 million in other operating expenses. The remaining increase is attributable to several items including travel costs and charitable contributions.

Income tax expense. Income tax expense decreased due to the decrease in income before taxes. The Company's effective tax rate was 37.0% and 36.8% for the three months ended March 31, 2006 and 2005, respectively.

NON-GAAP PERFORMANCE MEASURES


The Company prepares financial statements in accordance with generally accepted accounting principles ("GAAP"). In addition to evaluating the Company's GAAP-based financial information, management also evaluates the Company on certain non-GAAP performance measures that the Company refers to as base net income. While base net income is not a substitute for reported results under GAAP, the Company provides base net income as additional information regarding its financial results.


Adjusted base net income, which excludes the special allowance yield adjustment and related hedging activity on the Company's portfolio of student loans earning a minimum special allowance payment of 9.5%, is used by management to develop the Company's financial plans, track results, and establish corporate performance targets.


The following table provides a reconciliation of GAAP net income to base and adjusted base net income.

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                    2006            2005
                                                 -----------   --------------
                                                    (DOLLARS IN THOUSANDS)


GAAP net income.................................  $  52,066     $  68,087
Base adjustments:
     Derivative market value and foreign
       currency adjustments.....................    (39,795)      (60,290)
     Amortization of intangible assets..........      5,633         1,173
     Variable-rate floor income.................         --            --
                                                  -----------  ------------
Total base adjustments before income taxes......    (34,162)      (59,117)
Net tax effect (a)..............................     12,981        22,464
                                                  -----------  ------------
Total base adjustments..........................    (21,181)      (36,653)
                                                  -----------  ------------
     Base net income............................     30,885        31,434

Adjustments to base net income:
     Special allowance yield adjustment.........    (13,910)      (29,742)
     Derivative settlements, net................     (4,164)        8,863
                                                  -----------   -----------
Total adjustments to base net income
       before income taxes......................    (18,074)      (20,879)
Net tax effect (a)..............................      6,868         7,935
                                                  -----------   -----------
Total adjustments to base net income............    (11,206)      (12,944)
                                                  -----------   -----------
     Adjusted base net income.................... $  19,679     $  18,490
                                                  ===========   ===========

(a) Tax effect computed at 38%.

The Company's base net income is a non-GAAP financial measure and may not be comparable to similarly titled measures reported by other companies. The Company's base net income presentation does not represent another comprehensive basis of accounting. A more detailed discussion of the differences between GAAP and base net income follows.

DERIVATIVE MARKET VALUE AND FOREIGN CURRENCY ADJUSTMENTS: Base net income excludes the periodic unrealized gains and losses caused by the change in market value on those derivatives in which the Company does not qualify for hedge accounting. The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative instruments that are primarily used as part of the Company's interest rate risk management strategy include interest rate swaps and basis swaps. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133 and thus may adversely impact earnings.

In addition, base net income excludes the foreign currency transaction gain or loss caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

AMORTIZATION OF INTANGIBLE ASSETS: The Company excludes amortization of acquired intangibles in its base net income.

VARIABLE-RATE FLOOR INCOME: Loans that reset annually on July 1 can generate excess spread income as compared to the rate based on the special allowance payment formula in declining interest rate environments. The Company refers to this additional income as variable-rate floor income. There was no variable-rate floor income during the three months ended March 31, 2006 and 2005.

FINANCIAL CONDITION

AS OF MARCH 31, 2006 COMPARED TO DECEMBER 31, 2005

                                               AS OF          AS OF             CHANGE
                                             MARCH 31,     DECEMBER 31, ---------------------
                                               2006           2005         DOLLARS   PERCENT
                                            ------------   ------------  ----------- --------
                                                            (DOLLARS IN THOUSANDS)
ASSETS:
Student loans receivable, net............. $ 21,320,374   $ 20,260,807  $ 1,059,567      5.2 %
Cash, cash equivalents, and investments...    1,456,181      1,645,797     (189,616)   (11.5)
Goodwill..................................      132,389         99,535       32,854     33.0
Intangible assets.........................      162,396        153,117        9,279      6.1
Fair value of derivative instruments, net.      133,044         82,766       50,278     60.7
Other assets..............................      599,372        556,600       42,772      7.7
                                          -------------   ------------  ------------ --------
     Total assets......................... $ 23,803,756   $ 22,798,622  $ 1,005,134      4.4 %
                                          =============   ============  ============ ========

LIABILITIES:
Bonds and notes payable................... $ 22,670,772   $ 21,673,620  $   997,152      4.6 %
Other liabilities.........................      415,778        474,884      (59,106)   (12.4)
                                          -------------   ------------  ------------  --------
     Total liabilities....................   23,086,550     22,148,504      938,046      4.2

Minority interest                                    --            626         (626)  (100.0)

SHAREHOLDERS' EQUITY......................      717,206        649,492       67,714     10.4
                                          -------------   ------------  ------------  --------
     Total liabilities and shareholders'
       equity                              $ 23,803,756   $ 22,798,622   $1,005,134      4.4 %
                                          =============   ============  ============  ========

Total assets increased primarily due to an increase in student loans receivable. The Company originated and acquired $1.7 billion of student loans during the three months ended March 31, 2006, offset by repayments of approximately $0.7 billion. Fair value of derivative instruments experienced a net increase of $50.3 million due to the change in the fair value of the Company's derivative instruments as a result of a change in the forward yield curve and the addition of a foreign currency swap in February 2006. Goodwill and intangible assets increased as a result of acquisitions effective January 2006. Total liabilities increased primarily because of an increase in bonds and notes payable, resulting from additional borrowings to fund growth in student loans. Shareholders' equity increased as a result of net income of $52.1 million and the issuance of common stock as consideration for the acquisitions of FACTS and infiNET in 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes operating cash flow, operating lines of credit, and secured financing transactions to fund operations and student loan acquisitions. The Company has also used its common stock to partially fund certain business acquisitions. In addition, the Company has a universal shelf registration statement with the Securities and Exchange Commission ("SEC") which allows the Company to sell up to $750 million of securities that may consist of common stock, preferred stock, unsecured debt securities, warrants, stock purchase contracts, and stock purchase units. The terms of any securities are established at the time of the offering.

In May 2005, the Company consummated a debt offering under its universal shelf consisting of $275.0 million in aggregate principal amount of Senior Notes due June 1, 2010 (the "Notes"). The Notes are unsecured obligations of the Company. The interest rate on the Notes is 5.125%, payable semiannually. At the Company's option, the Notes are redeemable in whole at any time or in part from time to time at the redemption price described in its prospectus supplement.

The Company uses its line of credit agreements primarily for general operating purposes and to fund certain asset and business acquisitions. As of March 31, 2006 the Company had outstanding a $500.0 million unsecured line of credit which terminates on August 19, 2010. The Company had $165.0 million of outstanding borrowings and $335.0 million of available capacity under this facility as of March 31, 2006. In addition, EDULINX has a credit facility agreement with a Canadian financial institution for approximately $12.9 million ($15.0 million in Canadian dollars) that is cancelable by either party upon demand. The Company had no borrowings under the EDULINX facility as of March 31, 2006.

The Company's secured financing instruments include short-term student loan warehouse programs, variable-rate tax-exempt bonds, fixed-rate tax-exempt bonds, fixed-rate bonds, and various asset-backed securities. Of the $22.7 billion of debt outstanding as of March 31, 2006, $17.6 billion was issued under securitization transactions. On February 21, 2006, the Company completed an asset-backed securities transaction totaling $2.0 billion. This transaction included (euro)420.5 million of notes issued with spreads to the 3-month EURIBOR. This represents the Company's first asset-backed securities offering with Euro denominated notes. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market during 2006 and subsequent years. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction procedure. The interest rate on student loans being financed is generally set based upon a spread to commercial paper or U.S. Treasury bills.

Management believes the Company's warehouse facilities allow for expansion of liquidity and capacity for student loan growth and should provide adequate liquidity to fund the Company's student loan operations for the foreseeable future. As of March 31, 2006, the Company had a loan warehousing capacity of $6.6 billion, of which $4.6 billion was outstanding and $2.0 billion was available for future use, through 364-day commercial paper conduit programs. These conduit programs mature in 2006 through 2009; however, they must be renewed annually by underlying liquidity providers. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements, and therefore the Company does not believe the renewal of these contracts presents a significant risk to its liquidity.

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

The following table summarizes the Company's bonds and notes outstanding as of March 31, 2006:

                                                                       INTEREST RATE
                                                                         RANGE ON
                                            CARRYING      PERCENT OF      CARRYING           FINAL
                                             AMOUNT          TOTAL        AMOUNT           MATURITY
                                          -------------   -----------  --------------    -------------
                                            (DOLLARS IN THOUSANDS)
Variable-rate bonds and notes (a):
    Bond and notes based on indices (b).. $ 14,119,431       62.3 %    2.72%  - 5.66%  08/17/06 - 05/01/42
    Bond and notes based on auction......    2,978,420       13.1      3.20%  - 4.96%  11/01/09 - 07/01/43
                                          -------------   ---------
      Total variable-rate bonds and notes   17,097,851       75.4
Commerical paper and other...............    4,640,753       20.5      4.60%  - 4.70%  05/12/06 - 09/02/09
Fixed-rate bonds and notes (a)...........      492,168        2.2      5.20%  - 6.68%  11/01/06 - 05/01/29
Unsecured  fixed-rate debt...............      275,000        1.2          5.125%           06/01/10
Unsecured line of credit.................      165,000        0.7      5.06%  - 5.19%       08/19/10
                                          -------------  ---------
    Total................................ $ 22,670,772      100.0 %
                                          =============  =========
------------------
(a) Issued in securitization transactions.
(b) Includes (euro)420.5 million Euro Notes re-measured to $510.5 million
    U.S. dollars as of March 31, 2006.

The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company's contractual obligations as of March 31, 2006 were as follows:

                                                LESS THAN                                  MORE THAN
                                    TOTAL        1 YEAR      1 TO 3 YEARS  3 TO 5 YEARS    5 YEARS
                                 ------------- ------------  ------------- ------------  ------------
                                                       (DOLLARS IN THOUSANDS)
Bonds and notes payable......... $ 22,670,772   $ 3,990,948    $ 210,997   $ 1,358,929   $ 17,109,898
Operating lease obligations.....       22,382         8,068       10,008         4,081            225
Other...........................        9,427         2,575        6,644           208             --
                                 -------------  ------------  -----------  ------------  -------------
   Total........................ $ 22,702,581   $ 4,001,591    $ 227,649   $ 1,363,218   $ 17,110,123
                                 =============  ============  ===========  ============  =============

The Company has commitments with its branding partners and forward flow lenders which obligate the Company to purchase loans originated under specific criteria, although the branding partners and forward flow lenders are typically not obligated to provide the Company with a minimum amount of loans. Branding partners are those entities from whom the Company acquires student loans and provides marketing and origination services. Forward flow lenders are those entities from whom the Company acquires student loans and provides origination services. These commitments generally run for periods ranging from one to five years and are generally renewable. As of March 31, 2006, the Company was committed to extend credit or was obligated to purchase $325.0 million of student loans at current market rates at the respective sellers' requests under or pursuant to the terms of various agreements.

As part of the agreement for the acquisition of the capital stock of LoanSTAR from the Texas Foundation completed in October 2005, the Company agreed to sell student loans in an aggregate amount sufficient to permit the Texas Foundation to maintain a portfolio of loans equal to no less than $200.0 million. The sales price for such loans is the fair market value mutually agreed upon between the Company and the Texas Foundation. To satisfy this obligation, the Company will sell loans to the Texas Foundation on a quarterly basis. As of March 31, 2006, the Company was obligated to sell $116.1 million of loans per the terms of this agreement.

The Company is also obligated to sell $75.0 million of FFELP loans to an unrelated party by June 30, 2006.

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

In February 2005, the Company purchased 100% of the capital stock of SMG and 100% of the membership interests of NHR. The initial consideration paid by the Company was $27.1 million. In addition to the initial purchase price, additional payments are to be made by the Company based on the operating results of SMG and NHR as defined in the purchase agreement. The contingent payments are payable in annual installments through April 2008 and in total will range from a minimum of $4.0 million (which is included in other liabilities on the Company's consolidated balance sheet) to a maximum of $24.0 million. The Company made an additional payment of $3.0 million under this agreement during the three months ended March 31, 2006.

Effective in January 2006, the Company purchased the remaining 50% of the stock of infiNET. Consideration for the purchase was $9.5 million in cash and 95,380 restricted shares of the Company's Class A common stock. Under the terms of the purchase agreement, the 95,380 shares of Class A common stock issued in the acquisition are subject to stock price guarantee provisions whereby if on or about February 28, 2011, the average market trading price of the Class A common stock is less than $104.8375 per share and has not exceeded that price for any 25 consecutive trading days during the 5-year period from the closing of the acquisition to February 28, 2011, then the Company must pay additional cash to the sellers of infiNET for each share of Class A common stock issued in an amount representing the difference between $104.8375 less the greater of $41.9335 or the gross sales price such seller obtained from a prior sale of the shares.

Effective in January 2006, the Company purchased the remaining 20% of the stock of FACTS. Consideration for the purchase was $5.6 million in cash and 238,237 restricted shares of the Company's Class A common stock valued at $9.9 million. Under the terms of the purchase agreement, the 238,237 shares of Class A common stock issued in the acquisition are subject to put option arrangements whereby during the 30-day period beginning February 28, 2010, the holders of such shares can require the Company to repurchase all or part of the shares at a price of $83.95 per share. The put option in the alternative similarly applies to replacement shares of Class A common stock purchased by the holders from the proceeds of, and within 60 days of, a sale by the holders of the shares of Class A common stock issued in the acquisition back to the Company pursuant to provisions whereby during the 6-month period ending June 30, 2009 the Company may be required to repurchase the shares at the market trading price at that time. The exercisability of the put option is subject to acceleration and then termination in the event that during the 4-year period ending February 28, 2010, the market trading price of the Class A common stock is equal to or exceeds $83.95 per share.

STUDENT LOAN PORTFOLIO

The table below describes the components of the Company's loan portfolio:

                                                     AS OF MARCH 31, 2006      AS OF DECEMBER 31, 2005
                                                   ------------------------    -------------------------
                                                     DOLLARS      PERCENT       DOLLARS       PERCENT
                                                   ------------  ----------   -------------  ----------
                                                                  (DOLLARS IN THOUSANDS)
Federally insured:
    Stafford..................................... $  6,541,680       30.7 %   $  6,434,655      31.8 %
    PLUS/SLS ....................................      431,268        2.0          376,042       1.8
    Consolidation................................   13,826,647       64.8       13,005,378      64.2
Non-federally insured............................      163,624        0.8           96,880       0.5
                                                  -------------  ----------   -------------   --------
         Total...................................   20,963,219       98.3       19,912,955      98.3
Unamortized premiums and deferred origination
  costs..........................................      379,380        1.8          361,242       1.8
Allowance for loan losses:
    Allowance - federally insured................       (7,075)        --              (98)       --
    Allowance - non-federally insured............      (15,150)      (0.1)         (13,292)     (0.1)
                                                  -------------  ----------   -------------   --------
         Net..................................... $ 21,320,374      100.0 %   $ 20,260,807     100.0 %
                                                  =============  ==========   =============   ========

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company's allowance for loan losses is presented in the following table:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                 -----------------------------
                                                                     2006            2005
                                                                 --------------  -------------
                                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of year...................................... $     13,390   $      7,272
Provision for loan losses:
     Federally insured loans......................................        7,268             81
     Non-federally insured loans..................................        2,350          1,950
                                                                  --------------  -------------
        Total provision for loan losses...........................        9,618          2,031
Charge-offs, net of recoveries:
     Federally insured loans......................................         (291)           (99)
     Non-federally insured loans..................................         (492)          (352)
                                                                  --------------  -------------
Net charge-offs...................................................         (783)          (451)
                                                                  --------------  -------------
Balance at end of year............................................ $     22,225   $      8,852
                                                                  ==============  =============
Allocation of the allowance for loan losses:
     Federally insured loans...................................... $      7,075   $         99
     Non-federally insured loans..................................       15,150          8,753
                                                                  --------------  -------------
        Total allowance for loan losses........................... $     22,225   $      8,852
                                                                  ==============  =============

Net loan charge-offs as a percentage of average student loans.....        0.015 %        0.013 %
Total allowance as a percentage of average student loans..........        0.110 %        0.064 %
Total allowance as a percentage of ending balance of student loans        0.106 %        0.062 %
Non-federally insured allowance as a percentage of the ending
     balance of non-federally insured loans.......................        9.259 %        9.289 %
Average student loans............................................. $ 20,237,068   $ 13,742,362
Ending balance of student loans................................... $ 20,963,219   $ 14,357,207
Ending balance of non-federally insured loans..................... $    163,624   $     94,255

The Company recognized a $6.9 million provision on its federally insured portfolio during the three months ended March 31, 2006 as a result of HERA which was enacted into law on February 8, 2006.

Delinquencies have the potential to adversely impact the Company's earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company's student loan delinquency amounts:

                                                   AS OF MARCH 31, 2006    AS OF DECEMBER 31, 2005
                                                  ----------------------   -----------------------
                                                     DOLLARS     PERCENT      DOLLARS      PERCENT
                                                  ------------   -------   --------------  -------
                                                              (dollars in thousands)

FEDERALLY INSURED LOANS:
    Loans in-school/grace/deferment(1)..........  $ 6,235,926               $  5,512,448
    Loans in forebearance(2)....................    2,063,768                  2,160,577
    Loans in repayment status:
       Loans current............................   11,201,179     89.6 %      10,790,625    88.9 %
       Loans delinquent 31-60 days(3)...........      415,391      3.3           526,044     4.3
       Loans delinquent 61-90 days(3)...........      272,566      2.2           236,117     1.9
       Loans delinquent 91 days or greater(4)...      610,765      4.9           590,264     4.9
                                                  ------------   -------   --------------  -------
         Total loans in repayment...............   12,499,901    100.0 %      12,143,050   100.0 %
                                                  ------------   =======   --------------  =======
         Total federally insured loans.......... $ 20,799,595               $ 19,816,075
                                                  ============             ==============
NON-FEDERALLY INSURED LOANS:
    Loans in-school/grace/deferment(1).......... $     91,981               $     27,709
    Loans in forebearance(2)....................        2,340                      2,938
    Loans in repayment status:
       Loans current............................       64,741     93.4 %          61,079    92.2 %
       Loans delinquent 31-60 days(3)...........        1,674      2.4             2,059     3.1
       Loans delinquent 61-90 days(3)...........        1,240      1.8             1,301     2.0
       Loans delinquent 91 days or greater(4)...        1,648      2.4             1,794     2.7
                                                  ------------   -------   --------------  -------
         Total loans in repayment...............       69,303    100.0 %          66,233   100.0 %
                                                  ------------   =======   --------------  =======
         Total non-federally insured loans...... $    163,624               $     96,880
                                                  ============             ==============


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

ORIGINATION AND ACQUISITION

The Company's student loan portfolio increases through various channels, including originations through the direct channel and acquisitions through the branding partner channel, the forward flow channel, and spot purchases. The Company's portfolio also increases with the addition of loans acquired through portfolio and business acquisitions. The table below sets forth the activity of loans originated or acquired through each of the Company's channels:

                                                        THREE MONTHS ENDED MARCH 31,
                                                       -----------------------------
                                                            2006            2005
                                                       --------------- -------------
                                                           (DOLLARS IN THOUSANDS)
Beginning balance....................................  $ 19,912,955    $ 13,299,094
Direct channel:
    Consolidation loan originations..................     1,024,835         745,090
    Less consolidation of existing portfolio.........      (433,900)       (337,100)
                                                       --------------- -------------
       Net consolidation loan originations...........       590,935         407,990
    Stafford/PLUS loan originations..................       306,148         155,023
Branding partner channel.............................       420,265         673,841
Forward flow channel.................................       351,812         187,163
Other channels.......................................        53,838          31,688
                                                       --------------- -------------
    Total channel acquisitions.......................     1,722,998       1,455,705
Repayments, claims, capitalized interest, and other..      (672,734)       (397,592)
                                                       --------------- -------------
Ending balance.......................................  $ 20,963,219    $ 14,357,207
                                                       =============== =============

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

Nova Southeastern University ("Nova"), a School-As-Lender customer, has elected not to renew their existing contract with the Company, which will expire in December 2006. For the three months ended March 31, 2006 and 2005 and the year ended December 31, 2005, total loans acquired from Nova were $40.1 million, $36.3 million, and $299.3 million, respectively. Loans acquired from Nova are included in the forward flow channel in the above table.

STUDENT LOAN SPREAD ANALYSIS

The following table analyzes the student loan spread on the Company's portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

                                                         THREE MONTHS ENDED MARCH 31,
                                                        -----------------------------
                                                            2006           2005
                                                        ------------  --------------
Student loan yield....................................        7.68 %          6.46 %
Consolidation rebate fees.............................       (0.71)          (0.63)
Premium and deferred origination costs amortization...       (0.44)          (0.46)
                                                        ------------  --------------
Student loan net yield................................        6.53            5.37
Student loan cost of funds (a)........................       (4.63)          (3.12)
                                                        ------------  --------------
Student loan spread...................................        1.90            2.25
Special allowance yield adjustment, net of
   settlements on derivatives (b).....................       (0.36)          (0.61)
                                                        ------------  --------------
Core student loan spread..............................        1.54 %          1.64 %
                                                        ============  ==============

Average balance of student loans (in thousands)....... $20,237,068     $13,742,362
Average balance of debt outstanding (in thousands)....  21,796,549      14,677,213

(a) The student loan cost of funds includes the effects of the net settlement costs on the Company's derivative instruments.

(b) The special allowance yield adjustments represent the impact on net spread had loans earned at statutorily defined rates under a taxable financing. The special allowance yield adjustments have been reduced by net settlements on derivative instruments that were used to hedge this loan portfolio earning the excess yield.

The compression of the Company's core student loan spread for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 has been primarily due to the following items:

o     an increase in lower yielding consolidation loans;

o an increase in consolidation rebate fees due to the growth of the Company's consolidation loan portfolio; and

o rising interest rates which compressed the margins on the Company's fixed-rate loans that were not hedged.

CRITICAL ACCOUNTING POLICIES

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the consolidated financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company's loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company's future provision for loan losses.

On February 8, 2006, HERA was enacted into law. HERA effectively reauthorized the Title IV provisions of the FFEL Program through 2012. One of the provisions of HERA resulted in lower guarantee rates on FFELP loans, including a decrease in insurance and reinsurance on portfolios receiving the benefit of Exceptional Performance designation by 1%, from 100% to 99% of principal and accrued interest (effective July 1, 2006) and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by 1%, from 98% to 97% of principal and accrued interest (effective for all loans first disbursed on and after July 1, 2006). As a result, during the three months ended March 31, 2006, the Company applied the new provisions to its evaluation of the adequacy of the allowance for loan losses on its federally insured loan portfolio.

In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, months in repayment, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company's future provision for loan losses. The Company places a non-federally insured loan on nonaccrual status and charges off the loan when the collection of principal and interest is 120 days past due.

The allowance for federally insured and non-federally insured loans is maintained at a level management believes is adequate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective because it requires estimates that may be susceptible to significant changes.

STUDENT LOAN INCOME

The Company recognizes student loan income as earned, net of amortization of loan premiums and deferred origination costs. Loan income is recognized based upon the expected yield of the loan after giving effect to borrower utilization of incentives such as timely payments ("borrower benefits") and other yield adjustments. The estimate of the borrower benefits discount is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits. For competitive purposes, the Company frequently changes the borrower benefit programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the borrower benefit discount. Loan premiums, deferred origination costs, and borrower benefits are included in the carrying value of the student loan on the consolidated balance sheet and are amortized over the estimated life of the loan in accordance with SFAS No. 91, ACCOUNTING FOR NON-REFUNDABLE FEES AND COSTS ASSOCIATED WITH ORIGINATING OR ACQUIRING LOANS AND INITIAL DIRECT COSTS OF LEASES. The most sensitive estimate for loan premiums, deferred origination costs, and borrower benefits is the estimate of the constant repayment rate ("CPR"). CPR is a variable in the life of loan estimate that measures the rate at which loans in a portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance. A number of factors can affect the CPR estimate such as the rate of consolidation activity and default rates. Should any of these factors change, the estimates made by management would also change, which in turn would impact the amount of loan premium and deferred origination cost amortization recognized by the Company in a particular period.

PURCHASE PRICE ACCOUNTING RELATED TO BUSINESS AND CERTAIN ASSET ACQUISITIONS

The Company has completed several business and asset acquisitions which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company. Goodwill and intangibles related to acquisitions are determined and based on purchase price allocations. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Thereafter, the value of goodwill cannot be greater than the excess of fair value of the Company's reportable unit over the fair value of the identifiable assets and liabilities, based on an annual impairment test. Useful lives are determined based on the expected future period of the benefit of the asset, the assessment of which considers various characteristics of the asset, including historical cash flows. Due to the number of estimates involved related to the allocation of purchase price and determining the appropriate useful lives of intangible assets, management has identified purchase price accounting as a critical accounting policy.

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

                                    AS OF MARCH 31, 2006          AS OF DECEMBER 31, 2005
                                   --------------------------   --------------------------
                                      DOLLARS       PERCENT        DOLLARS        PERCENT
                                   --------------   ---------   ---------------   --------
                                                   (DOLLARS IN THOUSANDS)
Fixed-rate loan assets............ $   4,665,599        22.3 %    $  4,908,865       24.7%
Variable-rate loan assets.........    16,297,620        77.7        15,004,090       75.3
                                   --------------   ---------   ---------------   --------
   Total.......................... $  20,963,219       100.0 %    $ 19,912,955      100.0 %
                                   ==============   =========   ===============   ========

Fixed-rate debt instruments....... $     767,168         3.4 %    $    794,086        3.7 %
Variable-rate debt instruments....    21,903,604        96.6        20,879,534       96.3
                                   --------------   ---------   ---------------   --------
   Total.......................... $  22,670,772       100.0 %    $ 21,673,620      100.0 %
                                   ==============   =========   ===============   ========

The following table shows the Company's student loan assets currently earning at a fixed rate as of March 31, 2006:

                       BORROWER/      ESTIMATED
                        LENDER        VARIABLE          CURRENT
    FIXED INTEREST     WEIGHTED      CONVERSION       BALANCE OF
     RATE RANGE      AVERAGE YIELD    RATE (A)     FIXED RATE ASSETS
    --------------   -------------- ------------   -----------------
                            (DOLLARS IN THOUSANDS)
      7.5 - 8.0%         7.71%           5.07%          $   244,417
        > 8.0            8.53            5.89             1,015,927
    9.5 floor yield      9.50            6.86             3,405,255
                                                    ----------------
                                                        $ 4,665,599
                                                    ================

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

The total fixed-rate student loan assets of $4.7 billion held by the Company as of March 31, 2006, includes $2.6 billion of loans purchased prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently funded with the proceeds of taxable obligations, without retiring the tax-exempt obligations. As discussed previously, interest income that is generated from this $2.6 billion portfolio in excess of income based upon standard special allowance rates is referred to by the Company as the special allowance yield adjustment. The following table summarizes the derivative instruments used by the Company as of March 31, 2006 to hedge this $2.6 billion loan portfolio. These derivatives are referred to by the Company as the special allowance yield derivatives. Since the $2.6 billion portfolio of student loans will decrease as principal payments are made on these loans, the Company has structured the related derivatives to expire or "amortize" in a similar pattern.

                                                  WEIGHTED AVERAGE
                                                 FIXED RATE PAID BY
            MATURITY          NOTIONAL VALUES        THE COMPANY
        ------------------    ---------------    ------------------
                          (DOLLARS IN THOUSANDS)

        2006.............    $   493,750                3.02 %
        2007.............        118,750                3.35
        2008.............        293,750                3.78
        2009.............        193,750                4.01
        2010.............      1,137,500                4.25
        2011.............             --                  --
        2012.............        275,000                4.31
        2013.............        525,000                4.36
                             ------------          ------------
          Total..........    $ 3,037,500                3.98 %
                             ============          ============

The Company recognized $4.2 million of net derivative settlements on the special allowance yield derivatives for the three months ended March 31, 2006.

The following table summarizes the outstanding derivative instruments as of March 31, 2006 used by the Company to hedge the remaining fixed-rate loan portfolio.

                                                  WEIGHTED AVERAGE
                                                 FIXED RATE PAID BY
            MATURITY          NOTIONAL VALUES        THE COMPANY
        ------------------    ---------------    -------------------
                          (DOLLARS IN THOUSANDS)

        2006.............     $   118,750                2.87 %
        2007.............         393,750                3.45
        2008.............         168,750                3.72
        2009.............         118,750                4.01
                              ------------          ------------
          Total..........     $   800,000                3.50 %
                              ============          ============

In addition to the interest rate swaps with notional values of $800 million summarized above, as of March 31, 2006, the Company had $492 million of fixed-rate debt (excluding the Company's fixed-rate unsecured debt of $275 million) that was used by the Company to hedge fixed-rate student loan assets.

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

During the three months ended March 31, 2006, the Company recognized $1.7 million of net derivative settlements related to the $800 million of notional interest rate swaps and the $500 million notional basis swap.

The Company accounts for its derivative instruments in accordance with SFAS No.
133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company's operating results. Changes or shifts in the forward yield curve can significantly impact the valuation of the Company's derivatives. Accordingly, changes or shifts to the forward yield curve will impact the financial position, results of operations, and cash flows of the Company. The change in fair value of the Company's interest rate and basis swaps included in derivative market value and foreign currency adjustments in the Company's statement of income was $42.7 million for the three months ended March 31, 2006.

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


                                                              THREE MONTHS ENDED MARCH 31, 2006
                                           ----------------------------------------------------------------------
                                           CHANGE FROM DECREASE     CHANGE FROM INCREASE     CHANGE FROM INCREASE
                                            OF 100 BASIS POINTS     OF 100 BASIS POINTS      OF 200 BASIS POINTS
                                           ---------------------  ------------------------ ----------------------
                                             Dollars    Percent      Dollars      Percent     Dollars    Percent
                                           ----------  ---------  ------------  ---------- -----------  ---------
                                                          (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Effect on earnings:
    Increase (decrease) in pre-tax
      net income before impact of
      derivative settlements............  $   9,812    11.8 %      $ (8,444)     (10.2)%     $ (13,879)  (16.7)%
    Impact of derivative settlements....     (9,462)  (11.4)          9,462       11.4          18,925    22.8
                                          ---------  --------      ----------   -------     ---------- --------
    Increase in net income before taxes.  $     350     0.4 %      $  1,018        1.2 %     $   5,046     6.1 %
                                          =========  ========      ==========   =======     ========== ========
    Increase in  basic and diluted
      earnings per share...............   $       -                $   0.01                  $    0.06
                                          =========                ==========               ==========

                                                              THREE MONTHS ENDED MARCH 31, 2005
                                           ---------------------------------------------------------------------
                                           CHANGE FROM DECREASE     CHANGE FROM INCREASE   CHANGE FROM INCREASE
                                            OF 100 BASIS POINTS     OF 100 BASIS POINTS    OF 200 BASIS POINTS
                                           ---------------------  ------------------------ ---------------------
                                             Dollars    Percent      Dollars      Percent   Dollars     Percent
                                           ----------  ---------  ------------  ---------- ---------- ----------
                                                          (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Effect on earnings:
    Increase (decrease) in pre-tax
      net income before impact
      of derivative settlements.........  $ 11,623     10.8 %      $(10,808)     (10.0)%     $ (19,529)  (18.1)%
    Impact of derivative settlements....    (9,900)    (9.2)          9,900        9.2          19,800    18.4
                                          ---------  --------    ----------     -------     ---------- --------
    Increase (decrease) in net
      income before taxes                 $  1,723      1.6 %      $   (908)      (0.8)%     $     271     0.3 %
                                          =========  ========    ==========     =======     ========== ========
    Increase (decrease) in  basic and
      diluted earnings per share........  $   0.02                 $  (0.01)                 $       -
                                          =========              ==========                 ==========

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

On February 21, 2006 the Company completed a debt offering of student loan asset-backed securities that included 420.5 million Euro-denominated notes with interest based on a spread to the EURIBOR index. As a result of this transaction, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The principal and accrued interest on these notes is re-measured at each reporting period and recorded on the Company's balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the derivative market value and foreign currency adjustments in the Company's consolidated statements of income.

The Company entered into a derivative instrument in connection with the issuance of the Euro Notes. Under the terms of this derivative instrument agreement, the Company receives from a counterparty a spread to the EURIBOR index based on a notional amount of (euro)420.5 million and pays a spread to the LIBOR index based on a notional amount of $500.0 million. In addition, under the terms of this agreement, all principal payments on the Euro Notes will effectively be paid at the exchange rate in effect as of the issuance of the notes. The Company did not qualify this derivative instrument as a hedge under SFAS No. 133; consequently, the change in fair value is included in the Company's operating results.

For the three months ended March 31, 2006, the Company recorded an expense of $10.5 million as a result of re-measurement of the Euro Notes and income of $7.6 million for the increase in the fair value of the related derivative instrument. Both of these amounts are included in derivative market value and foreign currency adjustments on the Company's consolidated statement of income. In addition, net settlements on the foreign currency derivative instrument were an expense of $1.2 million for the three months ended March 31, 2006.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 in response to Item 1A of Part I of such Form 10-K, except as set forth below.

The Company's Annual Report on Form 10-K for the year ended December 31, 2005 included under Item 1A, "Risk Factors," "The Company cannot predict with certainty the outcome of the Office of Inspector General of the Department of Education ("OIG") audit." On April 17, 2006, as part of the OIG's audit of the Company's portfolio of student loans receiving 9.5% special allowance payments, the Company was asked to respond to preliminary exception reports describing potential issues raised by the OIG. The OIG requested additional information in connection with issues of a technical nature concerning the Company's qualification for the 9.5% special allowance payments. The Company is fully cooperating with the OIG in connection with this audit and is currently preparing a response to the OIG's preliminary exception reports. The Company cannot predict whether the OIG will find its response adequate, request additional information, or issue a draft audit report. If a draft audit report were to be issued, the Company would have an opportunity to respond before such report would become final. The Company continues to believe it has billed for the special allowance payments in accordance with applicable laws, regulations, and Department of Education guidance. However, the Company cannot predict the outcome of the audit or any subsequent review by the Department of Education.

In addition, as a result of the Company's offering of Euro-denominated notes completed in February 2006, the Company is subject to increased foreign currency exchange risk as discussed under the caption "Foreign Currency Exchange Risk" in the Item 3 of Part I of this report.

ITEM 6.  EXHIBITS

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

                            NELNET, INC.

Date:  May 10, 2006         By:   /s/ Michael S. Dunlap
                            ----------------------------------------------------
                            Name:   Michael S. Dunlap
                            Title:  Chairman and Co-Chief Executive Officer

                            By:   /s/ Stephen F. Butterfield
                            ----------------------------------------------------
                            Name:   Stephen F. Butterfield
                            Title:  Vice-Chairman and Co-Chief Executive Officer


                            By:   /s/ Terry J. Heimes
                            ----------------------------------------------------
                             Name:  Terry J. Heimes
                            Title:  Chief Financial Officer