Form 10-Q
period 2006-06-30
NELNET INC
filed 2006-08-09
CIK 1258602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

| |         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM __________TO _______.



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

As of July 31, 2006, there were 40,118,981 and 13,942,954 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively.

                                  NELNET, INC.
                                    FORM 10-Q
                                      INDEX
                                  JUNE 30, 2006


PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements                                           2
        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         16
        Item 3. Quantitative and Qualitative Disclosures about Market Risk    37
        Item 4. Controls and Procedures                                       41

PART II. OTHER INFORMATION
        Item 1. Legal Proceedings                                             41
        Item 1A. Risk Factors                                                 42
        Item 2. Unregistered Sales of Equity Securities and Use of Proceeds   42
        Item 4. Submission of Matters to a Vote of Security Holders           42
        Item 6. Exhibits                                                      44

SIGNATURES                                                                    44

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NELNET, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                         AS OF
                                                                         AS OF        DECEMBER 31,
                                                                     JUNE 30, 2006        2005
                                                                     -------------    ------------
                                                                      (UNAUDITED)
ASSETS:
Student loans receivable (net of allowance for loan losses of
    $24,180 and $13,390, respectively)                               $22,404,492      20,260,807
Cash and cash equivalents:
    Cash and cash equivalents - not held at a related party               51,695          49,863
    Cash and cash equivalents - held at a related party                   49,784          53,787
                                                                    -------------    ------------
       Total cash and cash equivalents                                   101,479         103,650
Restricted cash                                                        1,677,800       1,228,570
Restricted investments                                                   146,171         160,479
Restricted cash - due to customers                                        48,860         153,098
Accrued interest receivable                                              493,118         394,630
Accounts receivable, net                                                  43,045          36,331
Goodwill                                                                 149,148          99,535
Intangible assets, net                                                   177,483         153,117
Furniture, equipment, and leasehold improvements, net                     44,459          36,750
Other assets                                                              78,237          88,889
Fair value of derivative instruments, net                                180,901          82,766
                                                                    -------------    ------------
    Total assets                                                     $25,545,193      22,798,622
                                                                    =============    ============
LIABILITIES:
Bonds and notes payable                                              $24,327,855      21,673,620
Accrued interest payable                                                 113,471          94,281
Other liabilities                                                        183,200         137,572
Deferred income taxes                                                    119,618          89,933
Due to customers                                                          48,860         153,098
                                                                    -------------    ------------
    Total liabilities                                                 24,793,004      22,148,504
                                                                    -------------    ------------
 Minority interest                                                            --             626
                                                                    -------------    ------------
SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value.  Authorized 50,000,000 shares;
    no shares issued or outstanding                                           --              --
Common stock:
    Class A, $0.01 par value. Authorized 600,000,000 shares;
       issued and outstanding 40,118,981 shares as of
       June 30, 2006 and 40,040,841 shares as of December 31, 2005           401             400
    Class B, $0.01 par value.  Authorized 60,000,000 shares;
       issued and outstanding 13,942,954 shares as of
       June 30, 2006 and 13,962,954 shares as of December 31, 2005           139             140
Additional paid-in capital                                               229,994         220,432
Retained earnings                                                        526,005         428,186
Unearned compensation                                                     (5,155)            (86)
Employee note receivable                                                    (501)             --
Accumulated other comprehensive income, net of taxes                       1,306             420
                                                                    -------------    ------------
    Total shareholders' equity                                           752,189         649,492
                                                                    -------------    ------------
COMMITMENTS AND CONTINGENCIES
    Total liabilities and shareholders' equity                       $25,545,193      22,798,622
                                                                    =============    ============

See accompanying notes to consolidated financial statements.


                               NELNET, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                         (UNAUDITED)

                                                             THREE MONTHS               SIX MONTHS
                                                             ENDED JUNE 30,            ENDED JUNE 30,
                                                     --------------------------- --------------------------
                                                          2006          2005         2006          2005
                                                     -------------  ------------ ------------  ------------
INTEREST INCOME:
    Loan interest                                    $    362,742       207,144      688,402       391,469
    Investment interest                                    24,314         8,150       43,855        15,152
                                                     -------------  ------------ ------------  ------------
       Total interest income                              387,056       215,294      732,257       406,621

INTEREST EXPENSE:
    Interest on bonds and notes payable                   300,844       133,277      559,793       237,802
                                                     -------------  ------------ ------------  ------------
       Net interest income                                 86,212        82,017      172,464       168,819

    Less provision for loan losses                          2,190         2,124       11,808         4,155
                                                     -------------  ------------ ------------  ------------
       Net interest income after provision for
         loan losses                                       84,022        79,893      160,656       164,664
                                                     -------------  ------------ ------------  ------------
 OTHER INCOME (EXPENSE):
    Loan and guarantee servicing income                    44,042        34,678       91,116        71,854
    Other fee-based income                                 16,074         9,027       34,229        12,383
    Software services income                                4,018         2,602        7,427         4,808
    Other income                                            3,154         1,524        4,609         2,924
    Derivative market value and foreign
      currency adjustments                                 28,865       (51,372)      68,660         8,918
    Derivative settlements, net                             6,702        (6,001)      11,446       (16,087)
                                                     -------------  ------------ ------------  ------------
       Total other income (expense)                       102,855        (9,542)     217,487        84,800
                                                     -------------  ------------ ------------  ------------
OPERATING EXPENSES:
    Salaries and benefits                                  62,207        39,977      119,891        79,304
    Other operating expenses:
       Depreciation and amortization                        9,955         4,918       19,360         9,384
       Trustee and other debt related fees                  2,935         2,121        6,040         4,449
       Occupancy and communications                         6,081         4,344       11,907         8,576
       Advertising and marketing                            5,229         4,070       10,041         6,744
       Professional services                                6,651         4,576       14,467        10,352
       Postage and distribution                             6,449         5,079       12,299         9,385
       Other                                               14,765         8,794       28,514        17,073
                                                     -------------  ------------ ------------  ------------
                   Total other operating expenses          52,065        33,902      102,628        65,963
                                                     -------------  ------------ ------------  ------------
                   Total operating expenses               114,272        73,879      222,519       145,267
                                                     -------------  ------------ ------------  ------------

                   Income (loss) before income taxes       72,605        (3,528)     155,624       104,197

    Income tax expense (benefit)                           26,852        (1,755)      57,563        37,883
                                                     -------------  ------------ ------------  ------------
                   Net income (loss) before
                     minority interest                     45,753        (1,773)      98,061        66,314

    Minority interest in subsidiary income                     --            --         (242)           --
                                                     -------------  ------------ ------------  ------------
                   Net income (loss)                 $     45,753        (1,773)      97,819        66,314
                                                     =============  ============ ============  ============

    Earnings (loss) per share, basic and diluted     $       0.84         (0.03)        1.80          1.23
                                                     =============  ============ ============  ============
    Weighted average shares outstanding,
      basic and diluted                              $ 54,297,230    53,712,048   54,269,440    53,697,390
                                                     =============  ============ ============  ============

See accompanying notes to consolidated financial statements.

                                                          NELNET, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                                     (Dollars in thousands, except share data)
                                                                   (unaudited)





                                               PREFERRED   COMMON STOCK SHARES                      COMMON STOCK         ADDITIONAL
                                                 STOCK   -----------------------   PREFERRED  ------------------------    PAID-IN
                                                SHARES   CLASS A       CLASS B      STOCK       CLASS A      CLASS B       CAPITAL
                                               --------- ----------- -----------  ----------- ----------- ------------  ------------
Balance at March 31, 2005                           --   39,727,864  13,983,454   $      --         397         140        209,259
Comprehensive income:
   Net loss                                         --           --          --          --          --          --             --
   Other comprehensive loss:
    Cash flow hedge, net of tax                     --           --          --          --          --          --             --
    Foreign currency translation                    --           --          --          --          --          --             --

      Total comprehensive loss
Issuance of common stock                            --       14,829          --          --           1          --            690
Compensation expense for stock based awards         --           --          --          --          --          --             --
Conversion of common stock                          --       20,500     (20,500)         --          --          --             --
                                               --------- ----------- -----------  ----------- ----------- ------------  ------------
Balance at June 30, 2005                            --   39,763,193  13,962,954   $      --         398         140        209,949
                                               ========= =========== ===========  =========== =========== ============  ============


Balance at March 31, 2006                           --   40,428,988  13,942,954   $      --         404         139        241,722
Comprehensive income:
   Net income                                       --           --          --          --          --          --             --
   Other comprehensive income related to
    foreign currency translation                    --           --          --          --          --          --             --

      Total comprehensive income
Issuance of common stock                            --       18,693          --          --          --          --            922
Compensation expense for stock based awards         --           --          --          --          --          --             --
Repurchase of common stock                          --     (328,700)         --          --          (3)         --        (12,650)
Loan to employee for purchase of
   common stock                                     --           --          --          --          --          --             --
                                               --------- ----------- -----------  ----------- ----------- ------------  ------------
Balance at June 30, 2006                            --   40,118,981  13,942,954    $     --         401         139        229,994
                                               ========= =========== ===========  =========== =========== ============  ============

Balance at December 31, 2004                        --   39,687,037  13,983,454    $     --         397         140        207,915
Comprehensive income:
   Net income                                       --           --          --          --          --          --             --
   Other comprehensive income:
    Cash flow hedge, net of tax                     --           --          --          --          --          --             --
    Foreign currency translation                    --           --          --          --          --          --             --

      Total comprehensive income
Issuance of common stock                            --       55,656          --          --           1          --          2,034
Compensation expense for stock based awards         --           --          --          --          --          --             --
Conversion of common stock                          --       20,500     (20,500)         --          --          --             --
                                               --------- ----------- -----------  ------------- ----------- ------------  ----------
 Balance at June 30, 2005                            --  39,763,193  13,962,954    $     --         398         140        209,949
                                               ========= =========== ===========  ============= =========== ============  ==========


Balance at December 31, 2005                        --   40,040,841  13,962,954    $     --         400         140        220,432
Comprehensive income:
   Net income                                       --           --          --          --          --          --             --
   Other comprehensive income related to
    foreign currency translation                    --           --          --          --          --          --             --

      Total comprehensive income
Issuance of common stock                            --      386,840          --          --           3          --         22,212
Compensation expense for stock based awards         --           --          --          --          --          --             --
Repurchase of common stock                          --     (328,700)         --          --          (3)         --        (12,650)
Conversion of common stock                          --       20,000     (20,000)         --           1          (1)            --
Loan to employee for purchase of
   common stock                                     --           --          --          --          --          --             --
                                               --------- ----------- -----------  ------------- ----------- ------------  ----------
Balance at June 30, 2006                            --   40,118,981  13,942,954    $     --         401         139        229,994
                                               ========= =========== ===========  ============= =========== ============  ==========

                                                          NELNET, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                                     (Dollars in thousands, except share data)
                                                                   (unaudited) (continued)

                                                                                      ACCUMULATED
                                                            UNEARNED      EMPLOYEE      OTHER           TOTAL
                                               RETAINED      COMPEN-        NOTE     COMPREHENSIVE  SHAREHOLDERS'
                                                EARNINGS     SATION      RECEIVABLE  INCOME (LOSS)     EQUITY
                                              ------------ -----------  ----------- ---------------  ------------
Balance at March 31, 2005                      315,151        (64)           --            428         525,311
Comprehensive income:
   Net loss                                     (1,773)        --            --             --          (1,773)
   Other comprehensive loss:
    Cash flow hedge, net of tax                     --         --            --           (335)           (335)
    Foreign currency translation                    --         --            --           (235)           (235)
                                                                                                     -----------
      Total comprehensive loss                                                                          (2,343)
Issuance of common stock                            --         --            --             --             691
Compensation expense for stock based awards         --         11            --             --              11
Conversion of common stock                          --         --            --             --              --
                                             ------------ -----------  ----------- ----------------  -----------
Balance at June 30, 2005                       313,378        (53)           --           (142)        523,670
                                             ============ ===========  =========== ================  ===========


Balance at March 31, 2006                      480,252     (5,700)           --            389         717,206
Comprehensive income:
   Net income                                   45,753         --            --             --          45,753
   Other comprehensive income related to
    foreign currency translation                    --         --            --            917             917
                                                                                                     -----------
      Total comprehensive income                                                                        46,670
Issuance of common stock                            --         --            --             --             922
Compensation expense for stock based awards         --        545            --             --             545
Repurchase of common stock                          --         --            --             --         (12,653)
Loan to employee for purchase of
   common stock                                     --         --          (501)            --            (501)
                                             ------------ -----------  ----------- ----------------  -----------
Balance at June 30, 2006                       526,005     (5,155)         (501)         1,306         752,189
                                             ============ ===========  =========== ================  ===========



Balance at December 31, 2004                   247,064        (77)           --            736         456,175
Comprehensive income:
   Net income                                   66,314         --            --             --          66,314
   Other comprehensive income:
    Cash flow hedge, net of tax                     --         --            --           (440)           (440)
    Foreign currency translation                    --         --            --           (438)           (438)
                                                                                                     -----------
      Total comprehensive income                                                                        65,436
Issuance of common stock                            --         --            --             --           2,035
Compensation expense for stock based awards         --         24            --             --              24
Conversion of common stock                          --         --            --             --              --
                                             ---------- ------------  ----------- -----------------  -----------
 Balance at June 30, 2005                      313,378        (53)           --           (142)        523,670
                                             ========== ============  =========== =================  ===========


Balance at December 31, 2005                   428,186        (86)           --            420         649,492
Comprehensive income:
   Net income                                   97,819         --            --             --          97,819
   Other comprehensive income related to
    foreign currency translation                    --         --            --            886             886
                                                                                                     -----------
      Total comprehensive income                                                                        98,705
Issuance of common stock                            --     (5,980)           --             --          16,235
Compensation expense for stock based awards         --        911            --             --             911
Repurchase of common stock                          --         --            --             --         (12,653)
Conversion of common stock                          --         --            --             --              --
Loan to employee for purchase of
   common stock                                     --         --          (501)            --            (501)
                                             ---------- ------------  ----------- -----------------  -----------
Balance at June 30, 2006                       526,005     (5,155)         (501)         1,306         752,189
                                             ========== ============  =========== =================  ===========


See accompanying notes to consolidated financial statements.


                                 NELNET, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (DOLLARS IN THOUSANDS)
                                        (UNAUDITED)
                                                                       SIX MONTHS ENDED JUNE 30,
                                                                      --------------------------
                                                                           2006         2005
                                                                      -------------  -----------
Net income                                                             $  97,819        66,314
Adjustments to reconcile net income to net cash provided by
  operating activities, net of business acquisitions:
   Depreciation and amortization, including loan premiums and
     deferred origination costs                                           67,116        45,380
   Derivative market value adjustment                                   (106,715)       (8,918)
   Foreign currency transaction adjustment                                38,055            --
   Proceeds from sale of floor contracts                                   8,580            --
   Gain on sale of student loans                                          (1,880)           --
   Non-cash compensation expense                                           1,075         1,567
   Change in value of put options issued in business acquisitions            284            --
   Deferred income tax expense                                            26,895         6,751
   Provision for loan losses                                              11,808         4,155
   Other non-cash items                                                      531          (251)
   Increase in accrued interest receivable                               (98,488)      (45,418)
   Increase in accounts receivable                                          (606)         (953)
   Decrease in other assets                                               12,357         1,993
   Increase in accrued interest payable                                   19,190        26,584
   Increase (decrease) in other liabilities                               34,310       (24,308)
                                                                      -----------   -----------
     Net cash provided by operating activities                           110,331        72,896
                                                                      -----------   -----------
Cash flows from investing activities, net of business acquisitions:
   Originations, purchases, and consolidations of student loans,
     including loan premiums and deferred origination costs           (3,397,070)   (2,024,666)
   Purchases of student loans, including loan premiums,
     from a related party                                               (389,266)     (939,175)
   Net proceeds from student loan repayments, claims,
     capitalized interest, andother                                    1,400,224       727,449
   Proceeds from sale of student loans                                   189,513           407
   Purchases of furniture, equipment, and leasehold improvements, net    (14,533)      (10,314)
   Increase in restricted cash                                          (449,230)     (105,132)
   Purchases of restricted investments                                  (401,953)     (434,826)
   Proceeds from maturities of restricted investments                    416,261       572,828
   Purchase of loan origination rights                                        --          (260)
   Business acquisitions, net of cash acquired                           (60,271)      (76,984)
                                                                      -----------   -----------
      Net cash used in investing activities                           (2,706,325)   (2,290,673)
                                                                      -----------   -----------
 Cash flows from financing activities:
   Payments on bonds and notes payable                                (1,552,432)   (1,412,830)
   Proceeds from issuance of bonds and notes payable                   4,097,658     3,692,295
   Proceeds from issuance of notes payable due to a related party         71,081            --
   Payments of debt issuance costs                                       (10,382)      (10,880)
   Proceeds from issuance of common stock                                    831           492
   Repurchases of common stock                                           (12,653)           --
   Loan to employee for purchase of common                                  (501)           --
                                                                      -----------   -----------
     Net cash provided by financing activities                         2,593,602     2,269,077
                                                                      -----------   -----------

Effect of exchange rate fluctuations on cash                                 221            38

     Net (decrease) increase in cash and cash equivalents                 (2,171)       51,338

Cash and cash equivalents, beginning of period                           103,650        39,989
                                                                      -----------   -----------
Cash and cash equivalents, end of period                               $ 101,479        91,327
                                                                      ===========   ===========
Supplemental disclosures of cash flow information:
   Interest paid                                                       $ 529,226       205,078
                                                                      ===========   ===========
   Income taxes paid, net of refunds                                   $  35,192        35,478
                                                                      ===========   ===========

Supplemental disclosures of noncash operating, investing, and financing activities regarding the Company's acquisitions are contained in notes 3 and 9.

See accompanying notes to consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (INFORMATION AS OF JUNE 30, 2006 AND FOR THE THREE AND SIX MONTHS ENDED
                      JUNE 30, 2006 AND 2005 IS UNAUDITED)
    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)


1.      BASIS OF FINANCIAL REPORTING

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the "Company") as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2005 and, in the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts from 2005 have been reclassified to conform to the current period presentation.

2.    STUDENT LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Student loans receivable consist of the following:

                                                       AS OF          AS OF
                                                      JUNE 30,     DECEMBER 31,
                                                        2006          2005
                                                    ------------- --------------

Federally insured loans                              $21,843,197     19,816,075
Non-federally insured loans                              169,473         96,880
                                                    ------------- --------------
                                                      22,012,670     19,912,955
Unamortized loan premiums and deferred
  origination costs                                      416,002        361,242
Allowance for loan losses - federally insured loans       (7,001)           (98)
Allowance for loan losses - non-federally
  insured loans                                          (17,179)       (13,292)
                                                    ------------- --------------
                                                     $22,404,492     20,260,807
                                                    ============= ==============

On February 8, 2006, the Higher Education Reconciliation Act ("HERA") of 2005 was enacted into law. HERA effectively reauthorized the Title IV provisions of the Federal Family Education Loan Program (the "FFEL Program" or "FFELP") of the U.S. Department of Education (the "Department") through 2012. One of the provisions of HERA resulted in lower guarantee rates on FFELP loans, including a decrease in insurance and reinsurance on portfolios receiving the benefit of Exceptional Performance designation by 1%, from 100% to 99% of principal and accrued interest (effective July 1, 2006) and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by 1%, from 98% to 97% of principal and accrued interest (effective for all loans first disbursed on or after July 1, 2006). In February 2006, as a result of the change in these legislative provisions, the Company recorded an expense of $6.9 million ($4.3 million after tax) to increase the Company's allowance for loan losses.

On March 1, 2006, the Company entered into an agreement to acquire participation interests in non-federally insured loans from First National Bank Northeast, a related party, at a price equal to the outstanding principal balance and accrued interest of such loans. The term of this agreement is for 364 days. As of June 30, 2006, the balance of loans participated under this agreement was $44.8 million, and is included in student loans receivable on the Company's balance sheet. A director, executive officer, and significant shareholder of the Company, Michael S. Dunlap, is a director and indirectly a significant shareholder of First National Bank Northeast.

As part of the agreement for the acquisition of the capital stock of LoanSTAR Funding Group, Inc. ("LoanSTAR") from the Greater Texas Foundation (the "Texas Foundation") completed in October 2005, the Company agreed to sell student loans in an aggregate amount sufficient to permit the Texas Foundation to maintain a portfolio of loans equal to no less than $200.0 million through October 2010. The sales price for such loans is the fair market value mutually agreed upon between the Company and the Texas Foundation. To satisfy this obligation, the Company will sell loans to the Texas Foundation on a quarterly basis. During the three months ended June 30, 2006, the Company sold the Texas Foundation $120.8 million (par value) of student loans resulting in the recognition of a $1.1 million gain which is included in other income in the accompanying consolidated statements of operations.

Subsequent to June 30, 2006, the Company sold approximately $312.6 million (par value) of student loans to an unrelated party. Loans sold under this agreement were originated by Nova Southeastern University ("Nova"), a school-as-lender customer. Nova elected not to renew their existing contract with the Company, which will expire in December 2006. Though the Company has not historically sold loans in the ordinary course, the portfolio of loans sold were not serviced by the Company and as such were at a greater risk of being consolidated away from the Company by third parties.

3.     ACQUISITIONS

Effective January 31, 2006, the Company purchased the remaining 50% of the stock of infiNET Integrated Solutions, Inc. ("infiNET"). infiNET provides software for customer focused electronic transactions, information sharing, and electronic account and bill presentment for colleges, universities, and healthcare organizations. Consideration for the purchase was $9.5 million in cash and 95,380 restricted shares of the Company's Class A common stock. Under the terms of the purchase agreement, the 95,380 shares of Class A common stock issued in the acquisition are subject to stock price guarantee provisions whereby if on or about February 28, 2011 the average market trading price of the Class A common stock is less than $104.8375 per share and has not exceeded that price for any 25 consecutive trading days during the 5-year period from the closing of the acquisition to February 28, 2011, then the Company must pay additional cash to the sellers of infiNET for each share of Class A common stock issued in an amount representing the difference between $104.8375 less the greater of $41.9335 or the gross sales price such seller obtained from a prior sale of the shares. In connection with the acquisition, the Company entered into employment agreements with two of the infiNET sellers, in which the guaranteed value related to the shares of Class A common stock issued is dependent on their continued employment with the Company. Accordingly, the guaranteed value associated with the shares of Class A common stock issued to these employees of $5.7 million was recorded as unearned compensation in the accompanying consolidated balance sheet and will be recognized by the Company as compensation expense over the three-year term of the employment agreements. The total purchase price recorded by the Company to acquire the remaining interest in infiNET was $13.8 million, which represents the $9.5 million in cash and $4.3 million attributable to the guaranteed value of the shares of Class A common stock issued to the infiNET shareholders other than the two shareholders who entered into employment agreements with the Company.

This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the effective date of the acquisition. Prior to purchasing the remaining 50% of the common stock of infiNET, the Company accounted for this investment under the equity method. As of December 31, 2005, other assets in the accompanying consolidated balance sheet included $5.0 million (including $3.3 million of excess cost) related to the infiNET investment.

The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The preliminary allocation of the purchase price for infiNET is shown below:

         Cash and cash equivalents                           $   3,576
         Restricted cash - due to customers                     16,343
         Accounts receivable                                       558
         Furniture, equipment, and leasehold improvements          207
         Other assets                                              583
         Excess cost over fair value of net assets acquired     15,884
         Due to customers                                      (16,343)
         Other liabilities                                      (1,995)
         Previously recorded investment in equity interest      (5,032)
                                                            -----------
                                                             $  13,781
                                                            ===========

Effective June 1, 2005, the Company purchased 80% of the capital stock of FACTS Management Co. ("FACTS") for $56.1 million, including $0.1 million of direct acquisition costs. Effective January 31, 2006, the Company purchased the remaining 20% of the stock of FACTS. FACTS provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to K-12 and post-secondary educational institutions, families, and students. In addition, FACTS provides financial needs analysis for students applying for aid in private and parochial K-12 schools. Consideration for the purchase of the remaining 20% of FACTS was $5.6 million in cash and 238,237 restricted shares of the Company's Class A common stock valued at $9.9 million. Under the terms of the purchase agreement, the 238,237 shares of Class A common stock issued in the acquisition are subject to put option arrangements whereby during the 30-day period beginning February 28, 2010 the holders of such shares can require the Company to repurchase all or part of the shares at a price of $83.95 per share. The put option in the alternative similarly applies to replacement shares of Class A common stock purchased by the holders from the proceeds of, and within 60 days of, a sale by the holders of the shares of Class A common stock issued in the acquisition back to the Company pursuant to provisions whereby during the 6-month period ending June 30, 2009 the Company may be required to repurchase the shares at the market trading price at that time. The exercisability of the put option is subject to acceleration and then termination in the event that during the 4-year period ending February 28, 2010 the market trading price of the Class A common stock is equal to or exceeds $83.95 per share. The value of the put option as of January 31, 2006 (the closing date of the acquisition on the remaining 20% of the stock of FACTS) was approximately $7.5 million and was recorded by the Company as additional purchase price. Accordingly, the total consideration recorded by the Company for the remaining 20% of the stock of FACTS was $23.0 million, which represents the $5.6 million in cash, the value of the Class A common stock of $9.9 million, and the value of the put option arrangements of $7.5 million.

The allocation of the purchase price for FACTS is shown below:

                                                      INITIAL 80%  REMAINING 20%    TOTAL
                                                      -----------  -------------  ---------
Cash and cash equivalents                             $    2,466            --       2,466
Restricted cash - due to customers                        11,034            --      11,034
Accounts receivable                                           55            --          55
Intangible assets                                         36,438         8,374      44,812
Furniture, equipment, and leasehold improvements             321            --         321
Other assets                                                  24            --          24
Excess cost over fair value of net assets acquired        28,689        16,487      45,176
Due to customers                                         (11,034)           --     (11,034)
Other liabilities                                        (11,901)       (2,699)    (14,600)
Minority interests' ownership in net assets acquired         (23)           --         (23)
Previously recorded minority interest                         --           868         868
                                                      -----------  ------------  ---------
            Total purchase price                      $   56,069        23,030      79,099
                                                      ===========  ============  =========

On October 24, 2005, the Company purchased 100% of the capital stock of LoanSTAR and servicing assets from LoanSTAR Systems, Inc. for $168.5 million, including $0.2 million of direct acquisition costs. The final purchase price was subject to change based on certain purchase price adjustments as defined in the purchase agreement. During the three months ended June 30, 2006, the Company paid $1.2 million (net) to settle all obligations associated with the purchase of these entities.

The Company is in the process of obtaining third-party valuations of certain intangible assets related to the 2005 acquisitions of 5280 Solutions, Inc. ("5280"), FirstMark Services, LLC ("Firstmark"), and LoanSTAR. As a result, the allocation of purchase price is subject to refinement for these acquisitions.

The following pro forma information presents the combined results of the Company as though the 2005 acquisitions of Student Marketing Group, Inc., National Honor Roll, LLC, FACTS (80%), Foresite Solutions, Inc., LoanSTAR, 5280, and FirstMark and the 2006 acquisitions of infiNET and FACTS (20%) occurred as of the beginning of each reporting period. Information about the Company's 2005 acquisitions is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The pro forma information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of the period or that may be attained in the future. In addition, the pro forma information reflects the results of operations based on the Company's preliminary allocation of purchase price (where applicable).


                                                        THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                                        -------------------------   ------------------------
                                                            2006         2005          2006        2005
                                                        ------------  -----------   ----------  -----------
Net interest income                                      $     86,212      87,724      172,489      179,847
Other income (expense) (a)                                    102,855       1,716      217,791      111,115
Net income (loss)                                              45,753      (2,028)      97,835       66,288

Weighted average shares outstanding, basic and diluted     54,297,230  54,304,425   54,326,579   54,289,767
Earnings (loss) per share, basic and diluted             $       0.84       (0.04)        1.80         1.22

(a) Other income (expense) includes derivative market value and foreign currency adjustments and net derivative settlements

4.    INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                                    REMAINING
                                                                   USEFUL LIFE      AS OF        AS OF
                                                                  AS OF JUNE 30,   JUNE 30,   DECEMBER 31,
                                                                       2006          2006         2005
                                                                  --------------  ----------  ------------
Amortizable intangible assets:
    Covenants not to compete (net of accumulated
      amortization of $3,187 and $499, respectively)                 57 months    $  22,911        3,874
    Student lists (net of accumulated amortization of
      $2,732 and $1,708, respectively)                               32 months        5,465        6,489
    Loan origination rights (net of accumulated amortization
      of $6,348 and $2,505, respectively)                            74 months       45,851       49,694
    Customer relationships (net of accumulated amortization
    of $7,526 and $3,771, respectively)                             133 months       77,442       70,369
    Computer software (net of accumulated amortization of $1,163
      and $677, respectively)                                        37 months        1,692        1,644
    Trade names (net of accumulated amortization of $132 and
      $54, respectively)                                             55 months        1,499          767
                                                                  --------------  ----------  ------------
          Total - amortizable intangible assets                      98 months      154,860      132,837
                                                                  ==============
Unamortizable intangible assets - trade names                                        22,623       20,280
                                                                                  ----------  ------------
                                                                                   $177,483      153,117
                                                                                   ========== =============

The Company recorded amortization expense on its intangible assets of $6.2 million and $1.6 million for the three months ended June 30, 2006 and 2005, respectively, and $11.8 million and $2.7 million for the six months ended June 30, 2006 and 2005, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As disclosed in note 3, the Company is in the process of obtaining third party valuations of certain intangible assets, however, as of June 30, 2006 the Company estimates it will record amortization expense as follows:

                2006                    $  14,208
                2007                       26,404
                2008                       25,758
                2009                       22,620
                2010                       18,958
                2011 and thereafter        46,912
                                        ----------
                                        $ 154,860
                                        ==========

The change in the carrying amount of goodwill by operating segment was as follows:

                                                          STUDENT
                                                         LOAN AND                         PAYMENT
                                               ASSET     GUARANTEE  SOFTWARE   DIRECT    MANAGEMENT
                                             MANAGEMENT  SERVICING  SERVICES  MARKETING   SERVICES    TOTAL
                                             ---------- ---------- ---------- ---------- ---------- ---------
Balance as of December 31, 2005              $  35,356      3,060     11,059     17,150     32,910    99,535
    Goodwill acquired during the period             --         --         --         --     32,858    32,858
    Effect of foreign currency fluctuations         --         (4)        --         --         --        (4)
                                             ---------- ---------- ---------- ---------- ---------- ---------
Balance as of March 31, 2006                 $  35,356      3,056     11,059     17,150     65,768   132,389
    Goodwill acqired during the period              --         --         --     20,912        --     20,912
    Goodwill from prior period acquisition
       allocated during the current period         413         --         --         --     (4,708)   (4,295)
    Effect of foreign currency fluctuations         --        142         --         --         --       142
                                             ---------- ---------- ---------- ---------- ---------- ---------
Balance as of June 30, 2006                  $  35,769      3,198     11,059     38,062     61,060   149,148
                                             ========== ========== ========== ========== ========== =========

5.     BONDS AND NOTES PAYABLE

On February 21, 2006 and May 18, 2006, the Company consummated debt offerings of student loan asset-backed notes of $2.0 billion and $2.1 billion, respectively, with final maturity dates ranging from 2011 through 2039. Notes issued in these transactions included $3.1 billion with variable interest rates based on a spread to LIBOR and (euro)773.2 million (500.0 million and 450.0 million in U.S. dollars on February 21, 2006 and May 18, 2006, respectively) with variable interest rates based on a spread to EURIBOR (the "Euro Notes").

As of March 31, 2006 and June 30, 2006, the Euro Notes were recorded on the Company's balance sheet at $510.5 million and $988.1 million, respectively, based on the foreign currency exchange rate as of the respective balance sheet dates. The increases in the principal amount of the Euro Notes of $27.6 million and $38.1 million as a result of the foreign currency exchange rate fluctuations are included in the derivative market value and foreign currency adjustments in the accompanying consolidated statements of operations for the three and six months ended June 30, 2006, respectively.

Concurrently with the issuances of the Euro Notes, the Company entered into foreign currency derivative instruments which are further discussed in note 6.

As of June 30, 2006, bonds and notes payable includes $71.8 million of notes due to Union Bank and Trust, an entity under common control with the Company. The Company has used the proceeds from these notes to invest in student loan assets via a participation agreement.

6.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative instruments used as part of the Company's interest rate risk management strategy include interest rate swaps, basis swaps, interest rate floor contracts, and cross-currency interest rate swaps.

The Company accounts for derivative instruments under Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. Management has structured all of the Company's derivative transactions with the intent that each is economically effective; however, the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133. As a result, the change in fair value of derivative instruments is recorded in the consolidated statements of operations at each reporting date.

INTEREST RATE SWAPS

The following table summarizes the Company's outstanding interest rate swaps as of June 30, 2006:


                                                      WEIGHTED
                                                    AVERAGE FIXED
                                                      RATE PAID
             MATURITY           NOTIONAL AMOUNT     BY THE COMPANY
        --------------------   ------------------ ----------------

        2006 (a)                $   612,500            2.99 %
        2007                        512,500            3.42
        2008                        462,500            3.76
        2009                        312,500            4.01
        2010                      1,137,500            4.25
        2011                             --              --
        2012                        275,000            4.31
        2013                        525,000            4.36
                               -------------       ----------
          Total                 $ 3,837,500            3.88 %
                               =============       ===========

         (a) Includes $362,500 of interest rate swaps that expired July 1, 2006 with a weighted average fixed rate of 2.88%.

BASIS SWAPS

On May 1, 2006, the Company entered into three ten-year basis swaps with notional amounts of $500.0 million each in which the Company receives three-month LIBOR and pays one-month LIBOR less a spread as defined in the agreements. The effective dates of these agreements are November 25, 2006, December 25, 2006, and January 25, 2007.

In addition to the three basis swaps summarized above, the Company also has a basis swap with a notional amount of $500.0 million that matures in August 2006 in which the Company pays a floating interest rate based on the U.S. Treasury bill rate and receives a floating interest rate based on the three-month LIBOR rate.

INTEREST RATE FLOOR CONTRACTS

In June 2006, the Company entered into interest rate floor contracts in which the Company received an upfront fee of $8.6 million. These contracts were structured to monetize on an upfront basis the potential floor income associated with certain consolidation loans (see (a) below). Under the terms of these contracts, the Company is obligated to pay the counterparty floor income earned on a notional amount of underlying consolidation student loans over the life of the floor income contracts. Specifically, the Company agreed to pay the counterparty the difference, if positive, between the fixed borrower rate less the special allowance payment spread for consolidation loans and the three-month LIBOR rate plus a spread to better match the LIBOR floor strike rate to the underlying student loan asset on that notional amount, regardless of the actual balance of underlying student loans, over the life of the contracts. The contracts do not extend over the life of the underlying consolidation student loans.

The following provide the terms of these contracts:

                         AMORTIZING    FLOOR
                          NOTIONAL    STRIKE
                           AMOUNT      RATE
                        -----------  --------
                         $ 51,296     2.760%
                           44,873     2.885%
                           38,174     3.010%
                           34,953     3.135%
                           47,420     3.260%
                           78,390     3.385%
                           51,300     3.510%
                           53,745     3.635%
                           46,842     3.760%
                           45,971     3.885%
                           41,076     4.010%
                           64,167     4.135%
                           24,044     4.460%
                           31,648     5.060%
                           37,103     5.510%
                            7,097     4.300%
                           21,968     4.550%
                           17,220     4.800%
                           62,466     5.550%
                         ---------
                         $799,753
                         =========

Those contracts with floor strike rates of 2.76%-4.135% and 4.460%-5.55% have an effective start date of June 30, 2006 and June 30, 2010, respectively. All contracts expire on June 30, 2016.

        (a) FFELP student loans originated prior to July 1, 2006 generally earn interest at the greater of the borrower rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill rate or commercial paper rate) in a calendar quarter, plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. If the resulting floating rate exceeds the borrower rate, the Department pays the difference directly to the Company. This payment is referred to as special allowance payments (SAP). The Company generally finances its student loan portfolio with floating rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, student loans earn at a fixed rate while the interest on the floating rate debt continues to decline. In these interest rate environments, the Company earns additional spread income referred to as floor income.

CROSS-CURRENCY INTEREST RATE SWAPS

The Company entered into derivative instruments in February 2006 and May 2006 as a result of the issuance of the Euro Notes discussed in note 5. Under the terms of these derivative instrument agreements, the Company receives from a counterparty a spread to the EURIBOR index based on a notional amount of
(euro)420.5 million and (euro)352.7 million, respectively, and pays a spread to the LIBOR index based on a notional amount of $500.0 million and $450.0 million, respectively. In addition, under the terms of these agreements, all principal payments on the Euro Notes will effectively be paid at the exchange rate in effect as of the issuance of these notes.

As of June 30, 2006, the net fair value of the Company's derivative portfolio was $180.9 million and the net change in the fair value of the Company's derivative portfolio for the three and six months ended June 30, 2006 was $56.4 million and $106.7 million, respectively.

The following table summarizes the components included in derivative settlements on the consolidated statements of operations:

                                       THREE MONTHS          SIX MONTHS
                                       ENDED JUNE 30,       ENDED JUNE 30,
                                  --------------------  ----------------------
                                     2006      2005        2006        2005
                                  ---------- ---------  ----------  ----------

Interest rate swaps                $ 10,715   (5,208)     16,925     (14,005)
Basis swaps                            (197)    (793)       (511)     (2,082)
Cross-currency interest rate swaps   (3,816)      --      (4,968)         --
                                  ---------- ---------  ----------  ----------
Derivative settlements, net        $  6,702   (6,001)     11,446     (16,087)
                                  ========== =========  ==========  ==========

7.    STOCKHOLDERS' EQUITY

CONVERSION OF COMMON STOCK

In February 2006, a principal shareholder gifted 20,000 Class B shares of common stock to certain charitable organizations. Per the articles of incorporation, these shares automatically converted to Class A shares upon transfer.

INCREASE IN AUTHORIZED CLASS B COMMON STOCK

In May 2006, the Company's shareholders approved an amendment of the Company's Articles of Incorporation to increase the number of authorized shares of Class B common stock from 15 million shares to 60 million shares to allow for future stock splits.

DIRECTORS STOCK COMPENSATION PLAN

The Company has a compensation plan for non-employee directors pursuant to which non-employee directors can elect to receive their annual retainer fees in the form of cash or Class A common stock. Non-employee directors who choose to receive Class A common stock may also elect to defer receipt of the Class A common stock until termination of their service on the board of directors. On June 30, 2006, the Company issued 8,133 shares of its Class A common stock to non-employee directors under this plan. The shares were issued to directors that elected to receive shares and did not defer receipt of the shares. In addition, 4,066 shares were issued to directors that elected to defer receipt of their shares. The Company's weighted average shares outstanding include 10,793 shares that were issued since inception of this plan, including the 4,066 shares issued in 2006, that will be issued to directors upon their termination from the board of directors.

STOCK REPURCHASE PROGRAM

In May 2006, the Company's board of directors authorized a stock repurchase program. The program allows the Company to buy back up to a total of 5 million shares of the Company's Class A common stock and has an expiration date of May 24, 2008. During the three months ended June 30, 2006, the Company repurchased and retired 328,700 Class A common shares for $12.6 million (average price of $38.46 per share) under this authority. Subsequent to June 30, 2006 (through August 8, 2006), the Company has repurchased an additional 674,300 shares for $21.1 million (average price of $31.24 per share) under this plan for a combined total of 1,003,000 shares repurchased by the Company through August 8, 2006.

EMPLOYEE STOCK PURCHASE LOAN PLAN

In June 2006, the Company entered into a loan agreement with an employee pursuant to the Company's Employee Stock Purchase Loan Plan (the "Loan Plan"). The Loan Plan was approved by the Company's board of directors and shareholders at the annual shareholders meeting in May 2006. The loan was granted to enable the employee to purchase 12,641 shares of the Company's stock in the open market. The loan matures in June 2010 and bears interest equal to the three-month LIBOR rate plus 50 basis points (5.95% as of June 30, 2006). The balance of this loan totaled $0.5 million at June 30, 2006, and is reflected as a reduction to stockholders' equity on the consolidated balance sheet.

8.      SEGMENT REPORTING

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

The Software Services segment develops loan servicing software and also provides this software to third-party student loan holders and servicers. In addition, this segment provides information technology products and services, with core areas of business in student loan software solutions for schools, lenders, and guarantors; technical consulting services; and enterprise content management.

The Direct Marketing segment provides a wide range of direct marketing products and services to help businesses reach the middle school, high school, college bound high school, college, and young adult market places. This segment also provides marketing services and college bound student lists to college and university admissions offices nationwide. In addition, this segment recognizes middle and high school students for exceptional academic success through its publications and scholarships.

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

Substantially all of the Company's revenues are earned from customers in the United States except for revenue generated from servicing Canadian student loans at EDULINX. For the three and six months ended June 30, 2006, the Company recognized $15.1 million and $31.9 million, respectively, from Canadian student loan servicing customers.

The business of servicing Canadian student loans by EDULINX is limited to a small group of servicing customers and the agreement with the largest of such customers is currently scheduled to expire in July 2007. For the three and six months ended June 30, 2006, the Company recognized $11.6 million, or 26.5%, and $24.2 million, or 26.6%, respectively, of its loan and guarantee servicing income, from this customer. EDULINX cannot guarantee that it will obtain a renewal of this largest servicing agreement or that it will maintain its other servicing agreements and the termination of any such servicing agreements could result in an adverse effect on the Company.

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

Segment data is as follows:


                                                           THREE MONTHS ENDED JUNE 30,
                                 ------------------------------------------------------------------------------------
                                                        2006                                    2005
                                 ---------------------------------------- -------------------------------------------
                                              STUDENT                                   STUDENT
                                              LOAN AND                                  LOAN AND
                                   ASSET     GUARANTEE             TOTAL      ASSET    GUARANTEE             TOTAL
                                 MANAGEMENT  SERVICING  OTHER    SEGMENTS  MANAGEMENT  SERVICING  OTHER     SEGMENTS
                                 ----------  --------- -------- ---------- ----------  --------- --------- ---------
Net interest income             $ 89,226       1,691        660     91,577    82,546        753       108    83,407
Other income (expense)            40,687      43,831     17,024    101,542   (55,015)    34,677     9,605   (10,733)
Intersegment revenues                 --      34,298      4,705     39,003        --     26,830       883    27,713
                                ---------   ---------- -------- ----------  ---------  --------- --------- ---------
          Total revenue          129,913      79,820     22,389    232,122    27,531     62,260    10,596   100,387
Provision for loan losses          2,190          --         --      2,190     2,124         --        --     2,124
Depreciation and amortization      1,583       2,396      2,658      6,637        32        951     1,057     2,040
Net income (loss) before taxes  $ 86,220      13,659      4,086    103,965    (4,450)    19,406     4,585    19,541

                                                           SIX MONTHS ENDED JUNE 30,
                                 ------------------------------------------------------------------------------------
                                                         2006                                    2005
                                 ---------------------------------------- -------------------------------------------
                                              STUDENT                                   STUDENT
                                              LOAN AND                                  LOAN AND
                                   ASSET     GUARANTEE            TOTAL      ASSET     GUARANTEE             TOTAL
                                 MANAGEMENT  SERVICING  OTHER    SEGMENTS  MANAGEMENT  SERVICING  OTHER     SEGMENTS
                                 ----------  --------- -------- ---------- ----------  --------- --------- ---------

Net interest income             $177,551       3,564      1,523    182,638   168,616      1,431       123   170,170
Other income (expense)            89,506      90,252     35,681    215,439    (2,586)    71,843    13,035    82,292
Intersegment revenues                 --      67,703      9,377     77,080        --     52,932     2,185    55,117
                                ---------   ---------- -------- ----------  ---------  --------- --------- ---------
          Total revenue          267,057     161,519     46,581    475,157   166,030    126,206    15,343   307,579
Provision for loan losses         11,808          --         --     11,808     4,155         --        --     4,155
Depreciation and amortization      2,607       1,788      4,766      9,161        58      1,870     1,855     3,783
Net income before taxes         $173,738      32,591     12,517    218,846   103,223     38,068     6,611   147,902



                                            AS OF          AS OF
                                           JUNE 30,      DECEMBER 31,
                                             2006           2005
                                         -------------  -------------
Segment total assets
    Asset management                     $ 25,093,132     22,316,657
    Student loan and guarantee servicing      476,442        505,958
    Other                                     239,656        156,548
                                         -------------  -------------
              Total segments             $ 25,809,230     22,979,163
                                         =============  =============
Reconciliation of segment data to the consolidated financial statements is as follows:

                                                       THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                       --------------------------  -------------------------
                                                           2006         2005         2006           2005
                                                       ------------  -----------   -----------   -----------
Total segment revenues                                 $   232,122      100,387       475,157       307,579
Elimination of intersegment revenues                       (39,003)     (27,713)      (77,080)      (55,117)
Unsecured debt interest expense                             (5,625)          --       (10,785)           --
Corporate activities' revenues, net                          1,573         (199)        2,659         1,157
                                                       ------------  -----------   -----------   -----------
    Total consolidated revenues                        $   189,067       72,475       389,951       253,619
                                                       ============  ===========   ===========   ===========
Total net income before taxes of segments              $   103,965       19,541       218,846       147,902
Corporate activities' expenses, net                        (31,360)     (23,069)      (63,222)      (43,705)
                                                       ------------  -----------   -----------   -----------
    Total consolidated net income (loss) before taxes  $    72,605       (3,528)      155,624       104,197
                                                       ============  ===========   ===========   ===========

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

                                              AS OF           AS OF
                                            JUNE 30,       DECEMBER 31,
                                              2006            2005
                                          -------------   -------------
Total segment assets                      $ 25,809,230      22,979,163
Elimination of intercompany assets            (332,604)       (247,982)
Corporate assets                                68,567          67,441
                                          -------------   -------------
              Total consolidated assets   $ 25,545,193      22,798,622
                                          =============   =============

The assets held at the corporate level are not identified with any of the operating segments. Accordingly, these assets are included in the reconciliation of segment assets to total consolidated assets. These assets consist primarily of cash, investments, furniture, equipment, leasehold improvements, and other assets.

9.    RECENT ACQUISITIONS

ACQUISITION OF CUNET

On June 30, 2006, the Company purchased 100% of the membership interests of CUnet, LLC ("CUnet"). The initial consideration paid by the Company on June 30, 2006 was $40.0 million in cash, which is included in other assets on the accompanying consolidated balance sheet. CUnet provides campus locations and online schools with performance-based educational marketing, web-based marketing, lead generation, and vendor management services to enhance their brands and improve student recruitment and retention. In addition to the initial purchase price, additional payments are to be paid by the Company based on the operating results of CUnet. The contingent consideration is based on the aggregate cumulative net income before taxes (excluding any amortization of intangibles from the purchase price allocation) of CUnet earned for the period from July 1, 2006 through June 30, 2009 ("Cumulative Net Income"), provided, however, that the contingent consideration may not exceed $80.0 million. The Company will calculate the Cumulative Net Income as of each June 30, 2007, June 30, 2008, and June 30, 2009 (individually, the "Calculation Period"). In partial satisfaction of the contingent consideration, the Company will issue shares of Class A common stock subsequent to each Calculation Period, provided, however, that the market value of the shares issued shall not exceed $5.0 million in any one year, unless the Company elects at its option to make a distribution in a higher amount. No later than June 30, 2010, 10% of the remaining contingent consideration will be paid in cash, and the balance of 90% of the contingent consideration will be paid in cash no later than December 31, 2010. The cash portion of the contingent consideration to be paid in December 2010 will be reduced by the market value of the shares issued as of December 15, 2010.

In connection with the acquisition, the Company entered into employment agreements with certain sellers, in which the contingency payments are related to their continued employment with the Company. Accordingly, when these contingency payments are paid, they will be recognized by the Company as compensation expense over the remaining term of the employment agreements.

This acquisition was accounted for under purchase accounting and the results of operations will be included in the consolidated financial statements from the effective date of the acquisition (July 1, 2006).

The Company is in the process of obtaining third-party valuations of certain intangible assets; the allocation of the purchase price is subject to refinement. The preliminary allocation of the purchase price for CUnet is shown below:

        Cash and cash equivalents                                 $     --
        Accounts receivable                                          5,033
        Furniture, equipment, and leasehold improvements               223
        Other assets                                                   397
        Intangible assets                                           17,565
        Excess cost over fair value of net assets acquired          20,912
        Other liabilities                                           (4,130)
                                                                  ---------
                                                                   $ 40,000
                                                                  =========

ACQUISITION OF PETERSON'S

On July 27, 2006, the Company purchased certain assets and assumed certain liabilities (hereafter referred to as "Peterson's") from Thomson Learning Inc. for total consideration of $38.6 million in cash. The final purchase price is subject to change based on certain purchase price adjustments as defined in the purchase agreement. Peterson's provides a comprehensive suite of education and career-related solutions in the areas of education search, test preparation, admissions, financial aid information, and career assistance. Peterson's reaches an estimated 105 million consumers annually with its publications and online information about colleges and universities, career schools, graduate programs, distance learning, executive training, private secondary schools, summer opportunities, study abroad, financial aid, test preparation, and career exploration resources. This acquisition will be accounted for as a business combination under purchase accounting and the results of operations will be included in the consolidated financial statements from the effective date of the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005. ALL DOLLARS ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED).

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used in this report, the words "anticipate," "believe," "estimate," "intend," and "expect" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and changes in the terms of student loans and the educational credit marketplace arising from the implementation of, or changes in, applicable laws and regulations, which may reduce the volume, average term, and costs of yields on student loans under the FFEL Program or result in loans being originated or refinanced under non-FFEL programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; and changes in prepayment rates and credit spreads. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q, and the uncertain nature of the expected benefits from acquisitions and the ability to successfully integrate operations. Additionally, financial projections may not prove to be accurate and may vary materially. The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report on Form 10-Q or unforeseen events. Although the Company may from time to time voluntarily update its prior forward-looking statements, it disclaims any commitment to do so except as required by securities laws.

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

o STUDENT LOAN AND GUARANTEE SERVICING. The Company services its student loan portfolio and the portfolios of third parties. Servicing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. The Student Loan and Guarantee Servicing segment includes EDULINX, a Canadian subsidiary of the Company that services student loans in Canada. The following table summarizes the Company's loan servicing volumes as of June 30, 2006:

                                     COMPANY    THIRD-PARTY    TOTAL
                                     ---------  -----------  --------

        FFELP and private loans      $  19,820        8,856    28,676
        Canadian loans (in U.S. $)          --        8,592     8,592
                                     ---------  -----------  --------
                Total                $  19,820       17,448    37,268
                                     =========  ===========  ========

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

The Company's Asset Management and Student Loan and Guarantee Servicing operations constitute reportable operating segments according to the provisions of SFAS No. 131. The Software Services, Direct Marketing, and Payment Management Services operations are operating segments that do not meet the quantitative thresholds, and, therefore, are combined and included as "Other segments." The following table shows the percentage of total segment revenue (excluding intersegment revenue) and net income before taxes for each of the Company's reportable segments:

                                                     THREE MONTHS ENDED JUNE 30,
                                   ----------------------------------------------------------------
                                                2006                             2005
                                   -------------------------------  -------------------------------
                                               STUDENT                         STUDENT
                                                LOAN                             LOAN
                                                 AND                              AND
                                     ASSET    GUARANTEE    OTHER      ASSET    GUARANTEE   OTHER
                                  MANAGEMENT  SERVICING  SEGMENTS   ANAGEMENT  SERVICING  SEGMENTS
                                  ----------  ---------  --------   ---------  ---------  --------

     Segment revenues                 67.3%      23.6%     9.1%        37.9%     48.8%     13.3%

     Segment net income (loss)
     before taxes                     82.9%      13.1%     4.0%       (22.8)%    99.3%     23.5%

                                                      SIX MONTHS ENDED JUNE 30,
                                   ----------------------------------------------------------------
                                                2006                             2005
                                   -------------------------------  -------------------------------
                                               STUDENT                          STUDENT
                                                 LOAN                            LOAN
                                                 AND                              AND
                                     ASSET    GUARANTEE    OTHER      ASSET    GUARANTEE   OTHER
                                  MANAGEMENT  SERVICING  SEGMENTS   ANAGEMENT  SERVICING  SEGMENTS
                                  ----------  ---------  --------   ---------  ---------  --------

     Segment revenues                 67.1%      23.6%     9.3%        65.8%     29.0%      5.2%

     Segment net income before
     taxes                            79.4%      14.9%     5.7%        69.8%     25.7%      4.5%

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

The Company's net interest income, or net interest earned on its student loan portfolio, is a significant source of the Company's income and is primarily impacted by the size of the portfolio and the net yield of the assets in the portfolio. The Company's portfolio of FFELP loans generally earns interest at the higher of a variable rate based on the special allowance payment (SAP) formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan.

Based upon provisions of the Higher Education Act, and related interpretations by the Department, loans financed prior to September 30, 2004 with tax-exempt obligations originally issued prior to October 1, 1993 are entitled to receive special allowance payments equal to a 9.5% minimum rate of return (the "9.5% Floor"). Of the $3.3 billion in loans held by the Company as of June 30, 2006 that are receiving the 9.5% Floor, approximately $2.5 billion in loans were purchased prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently funded with the proceeds of taxable obligations, without retiring the tax-exempt obligations. (This $2.5 billion portfolio excludes $0.2 billion of 9.5% Floor loans purchased from LoanSTAR that were also purchased prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently funded with taxable obligations.) Interest income that is generated from this $2.5 billion portfolio in excess of income based upon standard special allowance rates is referred to by the Company as the special allowance yield adjustment. Since the $2.5 billion portfolio of student loans will decrease as borrowers make payments on these loans, the special allowance yield adjustment will decrease as compared to historical periods. In addition, if interest rates rise, floor income on this portfolio of loans will decrease, thereby reducing the special allowance yield adjustment.

Interest income is also dependent upon the relative level of interest rates. The current and future interest rate environment can and will affect interest earnings, net interest income, and net income. The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate derivative instruments to reduce the economic effect of interest rate volatility. Derivative instruments used as part of the Company's interest rate risk management strategy include interest rate swaps, basis swaps, interest rate floor contracts, and cross-currency interest rate swaps. The Company's management has structured all of its derivative instruments with the intent that each is economically effective. However, the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133 and thus the change in the market value on the derivative instruments is recognized in the consolidated statement of operations each reporting period. This mark-to-market adjustment may fluctuate from period to period and adversely impact earnings.

In addition, during 2006, the Company consummated certain debt offerings of student loan asset-backed notes denominated in Euros. Changes in currency rates between the U.S. and Euro dollars may fluctuate from period to period and adversely impact earnings when re-measuring the Company's Euro-denominated bonds to U.S. dollars.

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

The Company's student loan origination and lending activities could be significantly impacted by the repeal of the single holder rule. The single holder rule, which generally restricted a competitor from consolidating loans away from a holder that owns all of a student's loans, was abolished effective June 15, 2006. As a result, a substantial portion of the Company's non-consolidated portfolio could be at risk of being consolidated away by a competitor. On the other hand, the abolition of the rule has also opened up a portion of the rest of the market and provided the Company with the potential to gain market share.

The Company's core spread on its portfolio of student loans has decreased from 1.58% to 1.51% for the six months ended June 30, 2005 and 2006, respectively. As discussed previously, this decrease is primarily due to an increase in lower yielding consolidation loans, an increase in the consolidation rebate fees, and rising interest rates which compress the margins on the Company's fixed-rate loans that are not hedged (see "--Student Loan Portfolio--Student Loan Spread Analysis" for additional information on the Company's core student loan spread). As a result of margin compression on its student loan portfolio and management's continued focus on growing and diversifying fee based revenue, business and asset acquisitions have remained a significant aspect of the Company's strategy.

BUSINESS AND ASSET ACQUISITIONS

Management believes the Company's business and asset acquisitions in recent years have enhanced its position as a vertically-integrated industry leader and established a strong foundation for growth. Although the Company's assets, loan portfolios, and fee-based revenues increase through such transactions, a key aspect of each transaction is its impact on the Company's prospective organic growth and the development of its integrated platform of services. Management believes these acquisitions allow the Company to expand the scope, number, and type of products and services delivered to customers and further diversify revenue and asset generation streams.

As a result of these recent acquisitions and the Company's rapid organic growth, the period-to-period comparability of the Company's results of operations may be difficult. A summary of 2005 and 2006 business and asset acquisitions by type of service offering follows:

Portfolio and Asset Management

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

Loan and Guarantee Servicing and Processing

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

Effective November 1, 2005, the Company purchased the remaining 50% interest in FirstMark Services, LLC ("FirstMark"). The Company owned 50% of this entity and accounted for it under the equity method of accounting prior to the transaction. FirstMark specializes in originating and servicing education loans funded outside the federal student loan programs. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

Software Services

Effective November 1, 2005, the Company purchased the remaining 50% interest in 5280 Solutions, LLC ("5280"). The Company owned 50% of this entity and accounted for it under the equity method of accounting prior to the transaction. 5280 provides information technology products and services, with core areas of business in student loan software solutions for schools, lenders, and guarantors; technical consulting services; and enterprise content management. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

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

Tuition Management and Transaction Processing

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

List Management and Lead Generation

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

RECENT ACQUISITIONS - EFFECT ON FUTURE OPERATING RESULTS

CUNET. On June 30, 2006, the Company purchased 100% of the membership interests of CUnet. CUnet provides campus locations and online schools with performance-based educational marketing, web-based marketing, lead generation, and vendor management services to enhance their brands and improve student recruitment and retention.

CUnet is intended to be a strategic acquisition for the Company based on (i) increasing the Company's fee-based revenue, (ii) further developing an enrollment services business line, and (iii) increasing the Company's exposure to the on-line education and for-profit sectors. In addition to expanding the fee-based product offerings available to the Company's existing school client base, the Company believes it can leverage CUnet's existing and future customer base through the Company's counseling services within its college planning centers as well as financial loan products. Management also believes CUnet will expand the product offerings available to the Company's campus marketing representatives.

The Company expects to recognize annual revenue of approximately $47-50 million and incur annual operating expenses of approximately $40-42 million (excluding any compensation charges related to contingency payments and amortization of intangible assets from purchase price accounting) from CUnet; however, these amounts are estimates and actual results could differ materially. Included in the terms of the CUnet purchase agreement, the Company is obligated to pay contingent consideration based on the operating results of CUnet for the period from July 1, 2006 through June 30, 2009. In connection with the acquisition, the Company entered into employment agreements with certain sellers, in which the contingency payments are related to their continued employment with the Company. Accordingly, when these contingency payments are paid they will be recognized by the Company as compensation expense over the remaining term of the employment agreements. If the contingent payments were not tied to employment of key management, the actual future payments would have been recorded as purchase price. Dependent upon the performance of CUnet and the timing of when the contingent payments are accrued, the amount required to be recognized as compensation expense in a given period may be greater than CUnet's net income for that period. As discussed in note 9 to the consolidated financial statements, the maximum amount of contingent consideration is $80 million. In order to achieve the maximum payout, CUnet's cumulative net income before tax from July 1, 2006 through June 30, 2009 would need to reach $70 million.

PETERSON'S. On July 27, 2006, the Company purchased certain assets and assumed certain liabilities (hereafter referred to as "Peterson's") from Thomson Learning Inc. Peterson's provides a comprehensive suite of education and career-related solutions in the areas of education search, test preparation, admissions, financial aid information (including scholarship search), and career assistance. Peterson's delivers these services through a variety of media including print (i.e. books) and online. Peterson's reaches an estimated 105 million consumers annually with its publications and online information about colleges and universities, career schools, graduate programs, distance learning, executive training, private secondary schools, summer opportunities, study abroad, financial aid, test preparation, and career exploration resources.

Peterson's is intended to be a strategic acquisition for the Company based on
(i) increasing the Company's fee-based revenue, (ii) further developing an enrollment services business line, (iii) expanding career preparation services for students, (iv) increasing the Company's exposure to the 4-year school market, and (v) leveraging Peterson's customer base to other services offered by the Company (specifically its financial loan products).

The Company expects to recognize annual revenue of approximately $35-38 million and incur annual operating expenses (including cost of goods sold and excluding amortization of intangible assets from purchase price accounting) of $35-37 million from Peterson's; however, these amounts are estimates and actual results could differ materially. Upon acquiring Peterson's, the Company assumed certain obligations related to fulfilling services sold by Peterson's prior to the closing of the acquisition. The Company expects to incur costs during the remainder of 2006 to fulfill these obligations. Certain of these costs will be recognized as a liability during the purchase price allocation and not effect the operating results of the Company. However, the incremental costs to fulfill these obligations are expected to be greater than the amount recorded as a liability upon acquisition. In addition, the majority of Peterson's revenue is recognized over the period in which services are provided to customers and does not always correspond with when the Company will recognize the related expenses. Due to the incremental costs to fulfill assumed obligations as a result of this business combination and Peterson's revenue recognition model, the Company expects Peterson's operating expenses to be greater than revenue during 2006. Depending on the amount of costs incurred by the Company to fulfill purchased obligations that can not be recorded as purchase price and the amount of costs incurred associated with revenue that will be deferred for accounting purposes, the Company could recognize a loss during 2006 of approximately $4-6 million; however, this amount is an estimate and actual results could differ materially. Cash provided by Peterson's operations is expected to be accretive to the Company's cash flow from the date of acquisition.

NET INTEREST INCOME

The Company generates a significant portion of its earnings from the spread, referred to as its student loan spread, between the yield the Company receives on its student loan portfolio and the cost of funding these loans. This spread income is reported on the Company's consolidated statement of operations as net interest income. The amortization of loan premiums, including capitalized costs of origination, the consolidation loan rebate fee, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company's statement of operations. The amortization of debt issuance costs is included in interest expense on the Company's statement of operations.

FFELP student loans originated prior to July 1, 2006 generally earn interest at the higher of a variable rate based on the special allowance payment (SAP) formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. Depending on the type of student loan and when the loan was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1.

On those FFELP loans originated prior to July 1, 2006 with fixed-term borrower rates, primarily consolidation loans, the Company earns interest at the greater of the borrower rate or a variable rate based on the SAP formula. Since the Company finances the majority of its student loan portfolio with variable-rate debt, the Company may earn excess spread on those loans with higher borrower interest rates for an extended period of time.

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

Because the Company generates a significant portion of its earnings from its student loan spread, the interest rate sensitivity of the Company's balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company's interest earnings, net interest income, and net income. The effects of changing interest rate environments are further outlined in Item 3, "Quantitative and Qualitative Disclosures about Market Risk -- Interest Rate Risk."

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

The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company's loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. One of the changes to the Higher Education Act as a result of HERA's enactment in February 2006 was to lower the guarantee rates on FFELP loans, including a decrease in insurance and reinsurance on portfolios receiving the benefit of the Exceptional Performance designation by 1%, from 100% to 99% of principal and accrued interest (effective July 1, 2006), and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by 1%, from 98% to 97% of principal and accrued interest (effective for all loans first disbursed on and after July 1, 2006). In February 2006, as a result of the change in these legislative provisions, the Company recorded an expense of $6.9 million ($4.3 million after tax) to increase the Company's allowance for loan losses.

In September 2005, the Company was re-designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company receives 100% reimbursement (99% reimbursement effective July 1, 2006) on all eligible FFELP default claims submitted for reimbursement during a 12-month period (June 1, 2005 through May 31, 2006). Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are eligible for the 100% reimbursement (99% reimbursement effective July 1, 2006). As of June 30, 2006, more than 99% of the Company's federally insured loans were serviced by providers designated as Exceptional Performers. If the Company or a third party servicer were to lose its Exceptional Performer designation, either by a legislative discontinuance of the program or the Company or third party servicer not meeting the required servicing standards or failing to get re-designated during the annual application process, loans serviced by the Company or such third party would become subject to the 2% risk sharing for all claims submitted after loss of the designation (3% risk sharing effective for all loans first disbursed on and after July 1, 2006).

In June 2006, the Company submitted its application for Exceptional Performer redesignation to the Department. The Department has 60 days to redesignate the Company as an Exceptional Performer or deny the Company's application. Until that time, the Company continues to receive the benefit of the Exceptional Performer designation. It is the opinion of the Company's management, based on information currently known, that there is no reason to believe the Company's application will be rejected. If the Department rejected the Company's application for Exceptional Performer status, the Company would have to establish a provision for loan losses related to the risk sharing on those loans that the Company services internally. Based on the balance of federally insured loans outstanding as of June 30, 2006, this provision would be approximately $12.5 million.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

INTEREST INCOME. Interest income for the three months ended June 30, 2006 increased $171.8 million compared to the same period in 2005 as reflected in the following table and explained below.

                                  Three months ended June 30,       Change
                                  --------------------------  ------------------
                                      2006        2005         Dollars  Percent
                                  ------------ -------------  --------- --------

Loan interest, excluding special
     allowance yield adjustment    $  410,652       221,210    189,442    85.6 %
Special allowance yield adjustment     10,550        25,919    (15,369)  (59.3)
Consolidation rebate fees             (37,335)      (23,438)   (13,897)  (59.3)
Amortization of loan premiums and
     deferred origination costs       (21,125)      (16,547)    (4,578)  (27.7)
                                  ------------ -------------  ---------
     Total loan interest              362,742       207,144    155,598    75.1
Investment interest                    24,314         8,150     16,164   198.3
                                  ------------ -------------  ---------
      Total interest income        $   387,056       215,294    171,762   79.8
                                  ============ =============  =========

o The average student loan portfolio increased $6.4 billion, or 42.6%, for the three months ended June 30, 2006 compared to 2005. When excluding the special allowance yield adjustment, the student loan yield increased to 7.75% in 2006 from 5.93% in 2005. This increase in the student loan yield is a result of a rising interest rate environment and is offset by an increase in the percentage of lower yielding consolidation loans to the total portfolio. Loan interest income, excluding the special allowance yield adjustment, increased $189.4 million as a result of these factors.

o The special allowance yield adjustment, which reflects interest income in excess of special allowance payments had loans earned at statutorily defined rates under a taxable financing, decreased $15.4 million. This decrease is due to an increase in interest rates, which decreases the excess special allowance payments over the statutorily defined rates under a taxable financing, and a decrease in the portfolio of loans earning the special allowance yield adjustment.

o Consolidation rebate fees increased due to the $5.3 billion increase in the consolidation loan portfolio to $14.5 billion at June 30, 2006 from $9.2 billion at June 30, 2005.

o Amortization of loan premiums and deferred origination costs increased as a result of the growth in the student loan portfolio.

o Investment interest income has increased as a result of an increase in cash, cash equivalents, and investments from student loan growth and acquisitions, and as a result of the rising interest rate environment.

INTEREST EXPENSE. Interest on bonds and notes payable for the three months ended June 30, 2006 increased $167.6 million compared to the same period in 2005 as reflected in the following table and explained below.

                                                     Three months
                                                     ended June 30,         Change
                                               ----------------------  -----------------
                                                  2006       2005       Dollars  Percent
                                               ---------- -----------  --------- -------
Interest expense on debt funding loan assets   $ 295,219   131,999     163,220    123.7 %
Interest expense on debt funding operations        5,625     1,739       3,886    223.5
Other                                                 --      (461)        461    100.0
                                               ---------- -----------  ---------
     Total interest expense                    $ 300,844   133,277     167,567    125.7
                                               ========== ===========  =========

o Average debt increased approximately $7.4 billion, or 46.9%, for the three months ended June 30, 2006 compared to 2005 and the Company's cost of funds increased to 5.12% for the three months ended June 30, 2006 up from 3.36% for the same period a year ago. Together these two factors resulted in a $163.2 million increase in interest expense related to debt used to fund the Company's loan assets.

o The Company issued $275 million of unsecured fixed-rate debt in May 2005 which resulted in an increase in the Company's operating interest expense of $2.2 million. Interest expense also increased approximately $1.7 million as a result of increased borrowings on the Company's operating line of credit.

LOAN AND GUARANTEE SERVICING INCOME. Loan and guarantee servicing income has increased $9.4 million for the three months ended June 30, 2006 compared to the same period in 2005. Several factors have contributed to this change as follows:

Three months ended June 30, 2005                                       $ 34,678

    ACQUISITION-RELATED ACTIVITIES:
       Acquisition of private loan servicing operations (FirstMark)       2,296

       Expansion of guarantee servicing operations related to
         amended agreement  with CAN                                      6,341

    EXISTING OPERATIONS:
       Increase in loan servicing revenue from Canadian operations (a)    2,073

       Decrease in loan servicing revenue from U.S. operations (b)         (884)

       Other                                                               (462)

                                                                       ---------
Three months ended June 30, 2006                                       $ 44,042
                                                                       =========

        (a) The increase in loan servicing revenue from Canadian operations is the result of an increase in the volume of loans serviced and an increase in certain servicing rates effective in April 2006.

        (b) The decrease in loan servicing revenue from U.S. operations is the result of the Company acquiring loans from third party lenders that were serviced by the Company prior to the acquisition of such loans. This decrease is offset by servicing loan volume added as a result of the acquisitions of LoanSTAR, CAN, and Chela. The increase in this servicing volume is not included as an acquisition-related activity as these servicing portfolios have or will be integrated onto the Company's servicing platform.

OTHER FEE-BASED INCOME. Other fee-based income has increased $7.0 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Other fee-based income consists primarily of income from the Company's payment management and direct marketing segments. Detail of the change in other fee-based income is as follows:

    Three months ended June 30, 2005                                $  9,027

    ACQUISITION-RELATED ACTIVITIES:
       Acquisition of payment management companies (FACTS, infiNET)    6,220

    EXISTING OPERATIONS:
       Increased list sales volume due to customer demand              1,026

       Increased borrower late fee income due to student
         loan portfolio growth                                           547

       Decreased shipments related to merchandise revenue (a)         (1,210)

       Other                                                             464

                                                                    ---------
    Three months ended June 30, 2006                                $ 16,074
                                                                    =========

        (a) The decrease in merchandise revenue is the result of decreased sales efforts targeted at certain customers with a low profit margin.

SOFTWARE SERVICES INCOME. Software services income has increased $1.4 million from $2.6 million for the three months ended June 30, 2005 to $4.0 million for the three months ended June 30, 2006. Software services income increased $2.3 million as a result of the acquisition of 5280. Maintenance and enhancement fee revenues on the Company's existing operations decreased as a result of decreased customer demand.

OTHER INCOME. Other income increased $1.6 million from $1.5 million for the three months ended June 30, 2005 to $3.2 million for the three months ended June 30, 2006. Other income for the three months ended June 30, 2006 includes income of $1.1 million from the sale of loan assets to the Greater Texas Foundation as described in note 2 to the consolidated financial statements. In addition, the change in the fair value of put options issued in connection with the purchases of 5280 and FACTS resulted in income of $0.2 million for the three months ended June 30, 2006.

DERIVATIVE MARKET VALUE AND FOREIGN CURRENCY ADJUSTMENTS. The derivative market value and foreign currency adjustments includes the re-measurement of the Company's Euro Notes at June 30, 2006 and the change in the fair value of the Company's derivatives resulting from changes in interest rates and fluctuations in the forward yield curve and currency exchange rates. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk" for more information on the derivative market value and foreign currency adjustments. The components of the derivative market value and foreign currency adjustments for the three months ended June 30, 2006 and 2005, respectively, are as follows:

                                                               2006      2005
                                                           ----------- ---------
Interest rate swaps, basis swaps, and
  interest rate floor contracts                             $ 27,921    (51,372)
Cross-currency interest rate swaps                            28,516         --
Re-measurement of Euro Notes                                 (27,572)        --
                                                           ----------- ---------
Derivative market value and foreign currency adjustments    $ 28,865    (51,372)
                                                           =========== =========

DERIVATIVE SETTLEMENTS, NET. The components of derivative settlements for the three months ended June 30, 2006 and 2005, respectively, are as follows:


                                              2006       2005
                                           ---------- ----------
Interest rate swaps and basis swaps        $ 10,518      (6,001)
Cross-currency interest rate swaps           (3,816)         --
                                           ---------- ----------
Derivative settlements, net                $  6,702      (6,001)
                                           ========== ==========

OPERATING EXPENSES. Acquisitions that occurred during 2005 and 2006 were the primary cause of the increase in operating expenses. Operating expenses of the Company's recent acquisitions resulted in a $35.1 million increase in operating expenses for the three months ended June 30, 2006 compared to 2005. The table below summarizes the impact acquisitions had on operating expenses for the three months ended June 30, 2006 compared to 2005.

                                      THREE                     NET CHANGE       THREE
                                   MONTHS ENDED   IMPACT OF        AFTER      MONTHS ENDED
                                   JUNE 30, 2005 ACQUISITIONS  ACQUISITIONS   JUNE 30, 2006
                                  -------------- ------------ -------------  --------------
Salaries and benefits              $   39,977        16,979       5,251         62,207
Other expenses                         32,343        13,131         430         45,904
Amortization of intangible assets       1,559         4,982        (380)         6,161
                                  -------------- ------------ -------------  --------------
      Total operating expenses     $   73,879        35,092       5,301        114,272
                                  ============== ============ =============  ==============

The increase in operating expenses after adjusting for the impact of acquisitions was $5.3 million. This increase was a result of the following:

o Increased costs related to the Company's asset generation activities, specifically its consolidation loan portfolio, resulted in increased operating expenses of $2.8 million.

o The remaining increase of approximately $2.5 million is the result of i) increased costs to develop systems to support a larger organizational structure and ii) organic growth of the organization, specifically that of the Company's school based marketing efforts. The Company's costs to develop its corporate structure include projects such as development and retention of intellectual capital and technology enhancements to support a larger, more diversified customer and employee base.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

INTEREST INCOME. Interest income for the six months ended June 30, 2006 increased $325.6 million compared to the same period in 2005 as reflected in the following table and explained below.


                                   Six months ended June 30,      Change
                                   ------------------------  -----------------
                                      2006        2005        Dollars  Percent
                                   -----------  -----------  --------- -------

Loan interest, excluding special
     allowance yield adjustment    $  779,810      413,355    366,455    88.7 %
Special allowance yield adjustment     24,460       55,661    (31,201)  (56.1)
Consolidation rebate fees             (72,881)     (45,218)   (27,663)  (61.2)
Amortization of loan premiums and
     deferred origination costs       (42,987)     (32,329)   (10,658)  (33.0)
                                   -----------  -----------  ---------
     Total loan interest              688,402      391,469    296,933    75.9
Investment interest                    43,855       15,152     28,703   189.4
                                   -----------  -----------  ---------
     Total interest income         $  732,257      406,621    325,636    80.1
                                   ===========  ===========  =========

o The average student loan portfolio increased $6.4 billion, or 44.9%, for the six months ended June 30, 2006 compared to 2005. When excluding the special allowance yield adjustment, the student loan yield increased to 7.59% in 2006 from 5.81% in 2005. This increase in the student loan yield is a result of a rising interest rate environment and is offset by an increase in the percentage of lower yielding consolidation loans to the total portfolio. Loan interest income, excluding the special allowance yield adjustment, increased $366.5 million as a result of these factors.

o The special allowance yield adjustment, which reflects interest income in excess of special allowance payments had loans earned at statutorily defined rates under a taxable financing, decreased $31.2 million. This decrease is due to an increase in interest rates, which decreases the excess special allowance payments over the statutorily defined rates under a taxable financing, and a decrease in the portfolio of loans earning the special allowance yield adjustment.

o Consolidation rebate fees increased due to the $5.3 billion increase in the consolidation loan portfolio to $14.5 billion at June 30, 2006 from $9.2 billion at June 30, 2005.

o Amortization of loan premiums and deferred origination costs increased as a result of the growth in the student loan portfolio.

o Investment interest income has increased as a result of an increase in cash, cash equivalents, and investments from student loan growth and acquisitions, and as a result of the rising interest rate environment.

INTEREST EXPENSE. Interest on bonds and notes payable for the six months ended June 30, 2006 increased $322.0 million compared to the same period in 2005 as reflected in the following table and explained below.

                                               Six months ended June 30,       Change
                                              -------------------------  ------------------
                                                 2006          2005       Dollars   Percent
                                              -----------  ------------  ---------- -------
Interest expense on debt funding loan assets  $  549,008       236,524     312,484   132.1 %
Interest expense on debt funding operations       10,785         1,811       8,974   495.5
Other                                                 --          (533)        533   100.0
                                              -----------  ------------  ----------
     Total interest expense                   $  559,793       237,802     321,991   135.4
                                              ===========  ============  ==========

o Average debt increased approximately $7.3 billion, or 47.7%, for the six months ended June 30, 2006 compared to 2005 and the Company's cost of funds increased to 4.93% for the six months ended June 30, 2006 up from 3.13% for the same period a year ago. Together these two factors resulted in a $312.5 million increase in interest expense related to debt used to fund the Company's loan assets.

o The Company issued $275 million of unsecured fixed-rate debt in May 2005 which resulted in an increase in the Company's operating interest expense of $5.8 million. Interest expense also increased approximately $3.1 million as a result of increased borrowings on the Company's operating line of credit.

LOAN AND GUARANTEE SERVICING INCOME. Loan and guarantee servicing income has increased $19.3 million for the six months ended June 30, 2006 compared to the same period in 2005. Several factors have contributed to this change as follows:

Six months ended June 30, 2005                                         $ 71,854

    ACQUISITION-RELATED ACTIVITIES:
       Acquisition of private loan servicing operations (FirstMark)       4,479

       Expansion of guarantee servicing operations related
         to amended agreement with CAN                                   13,383

    EXISTING OPERATIONS:
       Increase in loan servicing revenue from Canadian operations (a)    3,423

       Decrease in loan servicing revenue from U.S. operations (b)       (1,325)

       Other                                                               (698)
                                                                       ---------
Six months ended June 30, 2006                                         $ 91,116
                                                                       =========

        (a) The increase in loan servicing revenue from Canadian operations is the result of an increase in the volume of loans serviced and an increase in certain servicing rates effective in April 2006.

        (b) The decrease in loan servicing revenue from U.S. operations is the result of the Company acquiring loans from third party lenders that were serviced by the Company prior to the acquisition of such loans. This decrease is offset by servicing loan volume added as a result of the acquisitions of LoanSTAR, CAN, and Chela. The increase in this servicing volume is not included as an acquisition-related activity as these servicing portfolios have or will be integrated onto the Company's servicing platform.

OTHER FEE-BASED INCOME. Other fee-based income has increased $21.8 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Other fee-based income consists primarily of income from the Company's payment management and direct marketing segments. Details of the change in other fee-based income are as follows:

    Six months ended June 30, 2005                                    $ 12,383

    ACQUISITION-RELATED ACTIVITIES:
       Acquisition of payment management companies (FACTS, infiNET)     15,875

       Acquisition of direct marketing operations (a)                    4,422

    EXISTING OPERATIONS:

       Increased borrower late fee income due to student
          loan portfolio growth                                          1,135

       Other                                                               414
                                                                     ----------
    Six months ended June 30, 2006                                    $ 34,229
                                                                     ==========

        (a) The Company's direct marketing operations were acquired in February 2005. As a result, the operating results for the six months ended June 30, 2006 include six months of operations versus four months in the same period in 2005. In addition, the Company experienced an increase in customer demand which resulted in increased income from the sale of lists. These two factors, when combined, resulted in a $4.4 million increase in other-fee based income.

SOFTWARE SERVICES INCOME. Software services income has increased $2.6 million from $4.8 million for the six months ended June 30, 2005 to $7.4 million for the six months ended June 30, 2006. Software services income increased $4.3 million as a result of the acquisition of 5280. Maintenance and enhancement fee revenues on the Company's existing operations decreased as a result of decreased customer demand.

OTHER INCOME. Other income has increased $1.7 million from $2.9 million for the six months ended June 30, 2005 to $4.6 million for the six months ended June 30, 2006. Other income for the six months ended June 30, 2006 includes income of $1.9 million from the sale of certain loan assets. This income is offset by an expense of $0.3 million for the change in the fair value of put options issued in connection with the purchases of 5280 and FACTS for the six months ended June 30, 2006.

DERIVATIVE MARKET VALUE AND FOREIGN CURRENCY ADJUSTMENTS. The derivative market value and foreign currency adjustments include the re-measurement of the Company's Euro Notes at June 30, 2006 and the change in the fair value of the Company's derivatives resulting from changes in interest rates and fluctuations in the forward yield curve and currency exchange rates. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk" for more information on the derivative market value and foreign currency adjustments. The components of the derivative market value and foreign currency adjustments for the six months ended June 30, 2006 and 2005, respectively, are as follows:

                                                             2006        2005
                                                          ----------- ----------
Interest rate swaps, basis swaps, and
  interest rate floor contracts                            $  70,560      8,918
Cross-currency interest rate swaps                            36,155         --
Re-measurement of Euro Notes                                 (38,055)        --
                                                          ----------- ----------
Derivative market value and foreign currency adjustments   $  68,660      8,918
                                                          =========== ==========

DERIVATIVE SETTLEMENTS, NET. The components of derivative settlements for the six months ended June 30, 2006 and 2005, respectively, are as follows:

                                                  2006         2005
                                              ------------  ---------
Interest rate swaps and basis swaps           $ 16,414       (16,087)
Cross-currency interest rate swaps              (4,968)           --
                                              ------------  ---------
Derivative settlements, net                   $  11,446       (16,087)
                                              ============  =========

OPERATING EXPENSES. Acquisitions that occurred during 2005 and 2006 were the primary cause of the increase in operating expenses. Operating expenses of the Company's recent acquisitions resulted in a $69.3 million increase in operating expenses for the six months ended June 30, 2006 compared to 2005. The table below summarizes the impact acquisitions had on operating expenses for the six months ended June 30, 2006 compared to 2005.

                                        SIX                      NET CHANGE     SIX
                                    MONTHS ENDED   IMPACT OF       AFTER    MONTHS ENDED
                                    JUNE 30, 2005 ACQUISITIONS  ACQUISTIONS JUNE 30, 2006
                                   -------------- ------------  ----------- -------------
Salaries and benefits               $  79,304        32,424        8,163       119,891
Other expenses                         63,231        27,057          546        90,834
Amortization of intangible assets       2,732         9,849         (787)       11,794
                                   -------------- ------------  ----------- -------------
     Total operating expenses       $ 145,267        69,330        7,922       222,519
                                   ============== ============  =========== =============

The increase in operating expenses after adjusting for the impact of acquisitions was $7.9 million. This increase was a result of the following:

o Increased costs related to the Company's asset generation activities, specifically its consolidation loan portfolio, resulted in increased operating expenses of approximately $3.7 million.

o The remaining increase of approximately $4.2 million is the result of i) increased costs to develop systems to support a larger organizational structure and ii) organic growth of the organization, specifically that of the Company's school based marketing efforts. The Company's costs to develop its corporate structure include projects such as development and retention of intellectual capital and technology enhancements to support a larger, more diversified customer and employee base.

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

The following table provides a reconciliation of GAAP net income to base and adjusted base net income.

                                           THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                           ---------------------------  --------------------------
                                               2006           2005           2006         2005
                                           ------------  -------------  -------------  -----------
GAAP net income (loss) (a)                 $    45,753         (1,773)        97,819       66,314
Base adjustments:
     Derivative market value and foreign
       currency adjustments                    (28,865)        51,372        (68,660)      (8,918)
     Amortization of intangible assets           6,161          1,559         11,794        2,732
     Variable-rate floor income                     --             --             --           --
                                           ------------  -------------  -------------  -----------
Total base adjustments before income taxes     (22,704)        52,931        (56,866)      (6,186)
Net tax effect (b)                               8,628        (20,114)        21,609        2,351
                                           ------------  -------------  -------------  -----------
Total base adjustments                         (14,076)        32,817        (35,257)      (3,835)
                                           ------------  -------------  -------------  -----------
     Base net income (a)                        31,677         31,044         62,562       62,479

Adjustments to base net income:
     Special allowance yield adjustment        (10,550)       (25,919)       (24,460)     (55,661)
     Derivative settlements, net                (7,721)         5,454        (11,885)      14,317
                                           ------------  -------------  -------------  -----------
Total adjustments to base net income
       before income taxes                     (18,271)       (20,465)       (36,345)     (41,344)
Net tax effect (b)                               6,943          7,777         13,811       15,711
                                           ------------  -------------  -------------  -----------
Total adjustments to base net income           (11,328)       (12,688)       (22,534)     (25,633)
                                           ------------  -------------  -------------  -----------
     Adjusted base net income (a)          $    20,349         18,356         40,028       36,846
                                           ============  =============  =============  ===========
Earnings (loss) per share, basic and
diluted:
     GAAP net income (loss) (a)            $      0.84          (0.03)          1.80         1.23
     Total base adjustments                      (0.26)          0.61          (0.65)       (0.07)
                                           ------------  -------------  -------------  -----------
          Base net income (a)                     0.58           0.58           1.15         1.16

     Total adjustments to base net income        (0.21)         (0.24)         (0.41)       (0.48)
                                           ------------  -------------  -------------  -----------
       Adjusted base net income (a)        $      0.37           0.34           0.74         0.68
                                           ============  =============  =============  ===========

        (a) Includes expense of $6.9 million ($4.3 million after tax) for the six months ended June 30, 2006 to increase the Company's allowance for loan losses due to a provision in the Deficit Reduction Act that increased risk sharing for student loan holders by 1% on FFELP loans. Excluding this expense, GAAP net income, base net income, and adjusted base net income would have been $1.88 per share, $1.23 per share, and $0.82 per share, respectively, for the six months ended June 30, 2006.

        (b)     Tax effect computed at 38%.

The Company's base net income is a non-GAAP financial measure and may not be comparable to similarly titled measures reported by other companies. The Company's base net income presentation does not represent another comprehensive basis of accounting. A more detailed discussion of the differences between GAAP and base net income follows.

DERIVATIVE MARKET VALUE AND FOREIGN CURRENCY ADJUSTMENTS: Base net income excludes the periodic unrealized gains and losses caused by the change in market value on those derivatives in which the Company does not qualify for hedge accounting. The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative instruments that are primarily used as part of the Company's interest rate risk management strategy include interest rate swaps, basis swaps, interest rate floor contracts, and cross-currency interest rate swaps. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133 and thus may adversely impact earnings.

In addition, base net income excludes the foreign currency transaction gain or loss caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

AMORTIZATION OF INTANGIBLE ASSETS: The Company excludes amortization of acquired intangibles in its base net income.

VARIABLE-RATE FLOOR INCOME: Loans that reset annually on July 1 can generate excess spread income as compared to the rate based on the special allowance payment formula in declining interest rate environments. The Company refers to this additional income as variable-rate floor income. There was no variable-rate floor income during the three and six months ended June 30, 2006 and 2005.

FINANCIAL CONDITION

AS OF JUNE 30, 2006 COMPARED TO DECEMBER 31, 2005


                                                      AS OF       AS OF            CHANGE
                                                    JUNE 30,   DECEMBER 31,  ------------------
                                                      2006         2005       DOLLARS   PERCENT
                                                  -----------  ------------  ---------  -------
ASSETS:
Student loans receivable, net                   $ 22,404,492   20,260,807    2,143,685    10.6 %
Cash, cash equivalents, and investments            1,974,310   1,645,797       328,513    20.0
Goodwill                                             149,148      99,535        49,613    49.8
Intangible assets                                    177,483     153,117        24,366    15.9
Fair value of derivative instruments, net            180,901      82,766        98,135   118.6
Other assets                                         658,859     556,600       102,259    18.4
                                                  -----------  ------------  ----------
     Total assets                               $ 25,545,193   22,798,622    2,746,571    12.0
                                                  ===========  ============  ==========

LIABILITIES:
Bonds and notes payable                         $ 24,327,855   21,673,620    2,654,235    12.2 %
Other liabilities                                    465,149     474,884        (9,735)   (2.0)
                                                  -----------  ------------  ----------
     Total liabilities                            24,793,004  22,148,504    2,644,500    11.9

Minority interest                                         --          626         (626) (100.0)

SHAREHOLDERS' EQUITY                                 752,189      649,492      102,697    15.8
                                                  -----------  ------------  ----------
     Total liabilities and shareholders' equity $ 25,545,193   22,798,622    2,746,571    12.0
                                                  ===========  ============  ==========

Total assets increased primarily due to an increase in student loans receivable. The Company originated and acquired $3.7 billion of student loans during the six months ended June 30, 2006, offset by repayments and loan sales of approximately $1.6 billion. Fair value of derivative instruments experienced a net increase of $105.7 million due to the change in the fair value of the Company's derivative instruments as a result of a change in the forward yield curve and currency fluctuations. In addition, the Company entered into certain interest rate floor contracts during 2006 which resulted in a $7.6 million decrease in the fair value of the Company's derivative instruments. Goodwill and intangible assets increased as a result of the 2006 acquisitions. Total liabilities increased primarily because of an increase in bonds and notes payable, resulting from additional borrowings to fund growth in student loans. Shareholders' equity increased as a result of net income of $97.8 million and the issuance of common stock as consideration for the acquisitions of FACTS and infiNET in 2006. These increases were offset as a result of the Company repurchasing 328,700 shares of its Class A common stock for $12.7 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes operating cash flow, operating lines of credit, and secured financing transactions to fund operations and student loan and business acquisitions. The Company has also used its common stock to partially fund certain business acquisitions. In addition, the Company has a universal shelf registration statement with the Securities and Exchange Commission ("SEC") which allows the Company to sell up to $750 million of securities that may consist of common stock, preferred stock, unsecured debt securities, warrants, stock purchase contracts, and stock purchase units. The terms of any securities are established at the time of the offering.

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

The Company uses its line of credit agreements primarily for general operating purposes and to fund certain asset and business acquisitions. As of June 30, 2006 the Company had outstanding a $500.0 million unsecured line of credit which terminates on August 19, 2010. The Company had $120.0 million of outstanding borrowings and $380.0 million of available capacity under this facility as of June 30, 2006. In addition, EDULINX has a credit facility agreement with a Canadian financial institution for approximately $11.4 million ($12.7 million in Canadian dollars) that is cancelable by either party upon demand. The Company had no borrowings under the EDULINX facility as of June 30, 2006.

The Company's secured financing instruments include short-term student loan warehouse programs, variable-rate tax-exempt bonds, fixed-rate tax-exempt bonds, fixed-rate bonds, and various asset-backed securities. Of the $24.3 billion of debt outstanding as of June 30, 2006, $19.0 billion was issued under securitization transactions. On February 21, 2006, and May 18, 2006, the Company completed asset-backed securities transactions totaling $2.0 billion and $2.1 billion, respectively. These transactions included (euro)773.2 million of notes issued with spreads to the 3-month EURIBOR. This represents the Company's first asset-backed securities offerings with Euro denominated notes. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market during 2006 and subsequent years. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction procedure. The interest rate on student loans being financed is generally set based upon a spread to commercial paper or U.S. Treasury bills.

Management believes the Company's warehouse facilities allow for expansion of liquidity and capacity for student loan growth and should provide adequate liquidity to fund the Company's student loan operations for the foreseeable future. As of June 30, 2006, the Company had a loan warehousing capacity of $7.6 billion, of which $4.9 billion was outstanding and $2.7 billion was available for future use, through 364-day commercial paper conduit programs. These conduit programs mature in 2007 through 2009; however, they must be renewed annually by underlying liquidity providers. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements, and therefore the Company does not believe the renewal of these contracts presents a significant risk to its liquidity.

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

The following table summarizes the Company's bonds and notes outstanding as of June 30, 2006:


                                                                       INTEREST RATE
                                            CARRYING       PERCENT OF     RANGE OF
                                              AMOUNT         TOTAL     CARRYING AMOUNT   FINAL MATURITY
                                           -------------   ----------- ---------------- -----------------
Variable-rate bonds and notes (a):
    Bond and notes based on indices (b)    $ 15,643,746       64.3 %    2.85%  -6.16%  08/17/06  -05/01/42
    Bond and notes based on auction           2,874,870       11.8      3.40%  -5.47%  11/01/09  -07/01/43
                                           -------------   --------
      Total variable-rate bonds and notes    18,518,616       76.1
Commerical paper and other                    4,874,958       20.1      5.08%  -5.31%  01/19/07  -09/02/09
Fixed-rate bonds and notes (a)                  468,200        1.9      5.20%  -6.68%  11/01/06  -05/01/29
Unsecured fixed-rate debt                       275,000        1.1          5.13%           06/01/10
Other borrowings                                191,081        0.8      5.62%  -5.92%  06/29/07 - 08/19/10
                                           -------------   --------
    Total                                  $ 24,327,855      100.0 %
                                           =============   ========

        (a)     Issued in securitization transactions.
        (b) Includes (euro)773.2 million Euro Notes re-measured to $988.1 million U.S. dollars as of June 30, 2006.

The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company's contractual obligations as of June 30, 2006 were as follows:

                                             LESS THAN                                 MORE THAN
                                  TOTAL       1 YEAR     1 TO 3 YEARS  3 TO 5 YEARS     5 YEARS
                             -------------- ----------- -------------- -------------  ------------
Bonds and notes payable       $ 24,327,855   3,877,751        157,122     1,776,204    18,516,778
Operating lease obligations         23,344       8,438         10,509         4,129           268
Other                               16,874       1,950          6,957         7,967         --
                             -------------- ----------- -------------- -------------  ------------
   Total                      $ 24,368,073   3,888,139        174,588     1,788,300    18,517,046
                             ============== =========== ============== =============  ============

On May 25, 2006, the Company entered into an agreement with Mad Dog Guest Ranch LLC, a Nebraska limited liability company, for the purchase by the Company of the building in Lincoln, Nebraska in which the Company's corporate headquarters are located. The purchase price for the property will be $8.3 million, including the assumption of debt on the property. The Company paid $0.2 million and $0.4 million in rent for space in the building for the three and six month periods ended June 30, 2006, respectively. Rent for these two periods in 2005 was the same as 2006. The agreement is expected to close by November 15, 2006, after the receipt of any necessary regulatory approvals. Total operating lease obligations of $3.3 million related to this property is included in the table above.

The Company has commitments with its branding partners and forward flow lenders which obligate the Company to purchase loans originated under specific criteria, although the branding partners and forward flow lenders are typically not obligated to provide the Company with a minimum amount of loans. Branding partners are those entities from whom the Company acquires student loans and provides marketing and origination services. Forward flow lenders are those entities from whom the Company acquires student loans and provides origination services. These commitments generally run for periods ranging from one to five years and are generally renewable. Commitments to purchase loans under these arrangements are not included in the table above.

As a result of the Company's recent acquisitions, the Company has certain contractual obligations or commitments as follows:

o LoanSTAR - Commitment to sell student loans to the Texas Foundation on a quarterly basis.

o EDULINX - Contingent payment of $6.3 million if EDULINX obtains an extension or renewal of a significant customer servicing contract. This contingency payment is due following the date on which such extension or renewal period of the servicing contract commences and is not included in the table above.

o SMG/NHR - Contingent payments of $4.0 million - $24.0 million payable in annual installments through April 2008 based on the operating results of SMG and NHR. The Company made an additional payment of $3.0 million under this agreement in 2006. Four million of the remaining contingent consideration is included in the table above.

o infiNET - Stock price guarantee of $104.8375 per share on 95,380 Class A common shares issued as part of the original purchase price. The obligation to pay this guaranteed stock price is due February 28, 2011 and is not included in the table above.

o FACTS - 238,237 shares of Class A common stock issued as part of the original purchase price is subject to a put option arrangement whereby during the 30-day period beginning February 28, 2010, the holders of such shares can require the Company to repurchase all or part of the shares at a price of $83.95 per share. The value of this put option as of June 30, 2006 was $7.6 million and is included in "other" in the above table (see (a) below).

o CUnet - Contingent payments not to exceed $80.0 million due in annual installments through December 2010 based on the aggregate cumulative net income before taxes of CUnet. In partial satisfaction of the contingent consideration, the Company will issue shares of Class A common stock. These contingency payments are not included in the table above.

o 5280 - 258,760 shares of Class A common stock issued as part of the original purchase price is subject to a put option arrangement whereby during the 30-day period ending November 30, 2008, the holders may require the Company to repurchase all or part of the shares at a price of $37.10 per share. The value of this put option as of June 30, 2006 was $1.0 million and is included in "other" in the above table (see (a) below).

        (a) As of July 31, 2006, the value of the FACTS and 5280 put options increased by $2.0 million and $0.9 million, respectively. The combined increase in value of $2.9 million is recognized as an expense in the Company's statement of operation.

Additional information concerning the Company's obligations related to the above acquisitions can be found in the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and in note 3 to the financial statements included in this report.

STUDENT LOAN PORTFOLIO

The table below describes the components of the Company's loan portfolio:

                                                        AS OF JUNE 30, 2006       AS OF DECEMBER 31, 2005
                                                     ------------------------    ------------------------
                                                       DOLLARS        PERCENT      DOLLARS        PERCENT
                                                     -------------  ---------    ------------  ----------
Federally insured:
    Stafford                                          $ 6,891,180       30.8 %   $ 6,434,655        31.8 %
    PLUS/SLS                                              430,409        1.9         376,042         1.8
    Consolidation                                      14,521,608       64.7      13,005,378        64.2
Non-federally insured                                     169,473        0.8          96,880         0.5
                                                     -------------  ---------    ------------  ----------
        Total                                          22,012,670       98.2      19,912,955        98.3
Unamortized premiums and deferred origination costs       416,002        1.9         361,242         1.8
Allowance for loan losses:
    Allowance - federally insured                          (7,001)        --             (98)         --
    Allowance - non-federally insured                     (17,179)      (0.1)        (13,292)       (0.1)
                                                     -------------  ---------    ------------  ----------
         Net                                          $ 22,404,492      100.0 %  $ 20,260,807       100.0 %
                                                     =============  =========    ============  ==========

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company's allowance for loan losses is presented in the following table:


                                                       THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------- -------------------------
                                                           2006           2005          2006          2005
                                                       --------------  ------------ ------------  -----------
Balance at beginning of period                          $     22,225         8,852       13,390        7,272
Provision for loan losses:
     Federally insured loans                                     200           124        7,468          205
     Non-federally insured loans                               1,990         2,000        4,340        3,950
                                                       --------------  ------------ ------------  -----------
        Total provision for loan losses                        2,190         2,124       11,808        4,155
Charge-offs, net of recoveries:
     Federally insured loans                                    (274)         (124)        (565)        (223)
     Non-federally insured loans                                  39          (163)        (453)        (515)
                                                       --------------  ------------ ------------  -----------
Net charge-offs                                                 (235)         (287)      (1,018)        (738)
                                                       --------------  ------------ ------------  -----------
Balance at end of period                                $     24,180        10,689       24,180       10,689
                                                       ==============  ============ ============  ===========
Allocation of the allowance for loan losses:
     Federally insured loans                            $      7,001            99        7,001           99
     Non-federally insured loans                              17,179        10,590       17,179       10,590
                                                       --------------  ------------ ------------  -----------
        Total allowance for loan losses                 $     24,180        10,689       24,180       10,689
                                                       ==============  ============ ============  ===========

Net loan charge-offs as a percentage of average
     student loans                                             0.004 %       0.008        0.010        0.010
Total allowance as a percentage of average student loanS       0.114         0.072        0.116        0.075
Total allowance as a percentage of ending balance
     of student loans                                          0.110         0.069        0.110        0.069
Non-federally insured allowance as a percentage of
     the ending balance of non-federally insured loans        10.137        10.839       10.137       10.839
Average student loans                                   $ 21,289,877    14,927,290   20,763,472   14,334,826
Ending balance of student loans                           22,012,670    15,469,689   22,012,670   15,469,689
Ending balance of non-federally insured loans                169,473        97,705      169,473       97,705

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

Delinquencies have the potential to adversely impact the Company's earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company's student loan delinquency amounts:

                                                            AS OF JUNE 30, 2006      AS OF DECEMBER 31, 2005
                                                          -----------------------   ------------------------
                                                             DOLLARS      PERCENT     DOLLARS        PERCENT
                                                          --------------  -------   --------------   -------
Federally Insured Loans:
    Loans in-school/grace/deferment(1)                     $  6,556,148              $  5,512,448
    Loans in forebearance(2)                                  2,252,183                 2,160,577
    Loans in repayment status:
       Loans current                                         11,534,975     88.5 %     10,790,625      88.9 %
       Loans delinquent 31-60 days(3)                           500,663      3.8          526,044       4.3
       Loans delinquent 61-90 days(3)                           351,350      2.7          236,117       1.9
       Loans delinquent 91 days or greater(4)                   647,878      5.0          590,264       4.9
                                                          --------------  -------   --------------   -------
         Total loans in repayment                            13,034,866    100.0 %     12,143,050     100.0 %
                                                          --------------  =======   --------------   =======
         Total federally insured loans                     $ 21,843,197              $ 19,816,075
                                                          ==============            ==============
NON-FEDERALLY INSURED LOANS:
    Loans in-school/grace/deferment(1)                     $     80,935              $     27,709
    Loans in forebearance(2)                                      3,934                     2,938
    Loans in repayment status:
       Loans current                                             79,782     94.3 %         61,079      92.2 %
       Loans delinquent 31-60 days(3)                             2,400      2.8            2,059       3.1
       Loans delinquent 61-90 days(3)                             1,193      1.4            1,301       2.0
       Loans delinquent 91 days or greater(4)                     1,229      1.5            1,794       2.7
                                                          --------------  -------   --------------   -------
         Total loans in repayment                                84,604    100.0 %         66,233     100.0 %
                                                          --------------  =======   --------------   =======
          Total non-federally insured loans                $    169,473              $     96,880
                                                          ==============            ==============

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


ORIGINATION AND ACQUISITION

The Company's student loan portfolio increases through various channels, including originations through the direct channel and acquisitions through the branding partner channel, the forward flow channel, and spot purchases. The table below sets forth the activity of loans originated or acquired through each of the Company's channels:

                                                     THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------  ---------------------------
                                                        2006          2005           2006           2005
                                                    -------------  -------------  ------------  -------------
Beginning balance                                   $ 20,963,219    14,357,207    19,912,955     13,299,094
Direct channel:
      Consolidation loan originations                  1,045,094       781,580     2,069,929      1,526,670
      Less consolidation of existing portfolio          (567,300)     (377,300)   (1,001,200)      (714,400)
                                                    -------------  -------------  ------------  -------------
          Net consolidation loan originations            477,794       404,280     1,068,729        812,270
      Stafford/PLUS loan originations                    151,017       172,599       457,165        327,622
Branding partner channel                                 326,764       409,013       747,029      1,082,854
Forward flow channel                                     579,701       453,950       931,513        641,113
Other channels                                           424,620         2,497       478,458         34,185
                                                    -------------  -------------  ------------  -------------
      Total channel acquisitions                       1,959,896     1,442,339     3,682,894      2,898,044
Repayments, claims, capitalized interest, and other     (453,866)     (195,457)     (819,024)      (469,349)
Consolidation loans lost to external parties            (310,800)     (134,400)     (581,200)      (258,100)
Loans sold                                              (145,779)           --      (182,955)            --
                                                    -------------  -------------  ------------  -------------
Ending balance                                      $ 22,012,670    15,469,689     22,012,670     15,469,689
                                                    =============  =============  ============  =============

Included in the branding partner channel for the three and six months ended June 30, 2005 is $161.8 million and $630.8 million, respectively, of student loans purchased from Union Bank and Trust ("Union Bank"), an entity under common control with the Company. The acquisition of these loans was made by the Company as part of an agreement with Union Bank entered into in February 2005. As part of this agreement, Union Bank also committed to transfer to the Company substantially all of the remaining balance of Union Bank's origination rights in guaranteed student loans. As such, beginning in the second quarter of 2005, all loans originated by Union Bank on behalf of the Company are presented in the table above as direct channel originations.

In June 2006, the Company acquired approximately $424 million of loans in a spot purchase from an unrelated third party.

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

Nova Southeastern University ("Nova"), a school-as-lender customer, has elected not to renew their existing contract with the Company, which will expire in December 2006. Total loans acquired from Nova were $121.7 million and $127.4 million for the three months ended June 30, 2006 and 2005, respectively; $161.8 million and $163.8 million for the six months ended June 30, 2006 and 2005, respectively; and $299.3 million for the year ended December 31, 2005. Loans acquired from Nova are included in the forward flow channel in the above table.

Subsequent to June 30, 2006, the Company sold approximately $312.6 million (par value) of student loans to an unrelated party. Loans sold under this agreement were originated by Nova. The portfolio of loans sold were not serviced by the Company and as such were at a greater risk of being consolidated away from the Company by third parties.

As part of the agreement for the acquisition of the capital stock of LoanSTAR from the Texas Foundation completed in October 2005, the Company agreed to sell student loans in an aggregate amount sufficient to permit the Texas Foundation to maintain a portfolio of loans equal to no less then $200.0 million through October 2010. The sales price for such loans is the fair market value mutually agreed upon between the Company and the Texas Foundation. To satisfy this obligation, the Company will sell loans to the Texas Foundation on a quarterly basis. During the three months ended June 30, 2006, the Company sold the Texas Foundation $120.8 million (par value) of student loans which is reflected in loan sales in the above table.

STUDENT LOAN SPREAD ANALYSIS

The following table analyzes the student loan spread on the Company's portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

                                                     THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------  -------------------------
                                                         2006           2005          2006         2005
                                                     -------------  ------------  ------------ ------------
Student loan yield                                           7.93 %        6.64          7.82         6.60
Consolidation rebate fees                                   (0.70)        (0.63)        (0.71)       (0.64)
Premium and deferred origination costs amortization         (0.40)        (0.44)        (0.42)       (0.45)
                                                     -------------  ------------  ------------ ------------
Student loan net yield                                       6.83          5.57          6.69         5.51
Student loan cost of funds (a)                              (5.00)        (3.52)        (4.83)       (3.35)
                                                     -------------  ------------  ------------ ------------
Student loan spread                                          1.83          2.05          1.86         2.16
Variable-rate floor income                                     --            --            --           --
Special allowance yield adjustment, net of
      settlements on derivatives (b)                        (0.34)        (0.55)        (0.35)       (0.58)
                                                     -------------  ------------  ------------ ------------
Core student loan spread                                     1.49 %        1.50          1.51         1.58
                                                     =============  ============  ============ ============

Average balance of student loans (in thousands)       $21,289,877    14,927,290    20,763,472   14,334,826
Average balance of debt outstanding (in thousands)     23,126,198    15,746,521    22,465,046   15,214,821

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

The compression of the Company's core student loan spread for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 has been primarily due to the following items:

  o     an increase in lower yielding consolidation loans;

  o an increase in consolidation rebate fees due to the growth of the Company's consolidation loan portfolio; and

  o rising interest rates which compressed the margins on the Company's fixed-rate loans that were not hedged.

As noted on page 37, the Company has a portfolio of $4.3 billion of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate. This portfolio of loans includes the portfolio of approximately $2.5 billion of consolidation loans that have been previously financed with tax-exempt obligations, the impact of which has been adjusted for in the spread table as the special allowance yield adjustment. Thus the company has a portfolio of approximately $1.8 billion of loans earning at fixed rates above the statutorily defined variable lender rates creating floor income which is included in its core student loan spread. The majority of these loans are consolidation loans that earn the greater of the borrower rate or 2.64% above the average commercial paper rate during the calendar quarter. The Company estimates that its core student loan spread for the three and six months ended June 30, 2006 included approximately 15 and 17 basis points, respectively, related to this floor income. When excluding floor income, the company's core student loan spread was 1.34% for both periods.

The following table presents the student loan spread for certain loan types originated by the Company in 2006. The student loan spreads shown below do not necessarily reflect the spread for all loans originated in 2006 or spreads that may be attained in the future. The purpose of this information is to illustrate what the Company expects to experience on spreads on the majority of new student loans most recently added to its portfolio. The following amounts could vary based on the cost of acquisition or origination, changes to borrower benefit programs and borrower qualification rates on such programs, constant repayment rates, and cost of funds.


                NEW STAFFORD LOANS -   NEW STAFFORD LOANS -         NEW
                IN-SCHOOL STATUS        REPAYMENT STATUS     CONSOLIDATION LOANS
                --------------------  --------------------  -------------------
                  LOW        HIGH      LOW         HIGH       LOW        HIGH
                --------   ---------  --------  ----------  -------   ---------
Student loan
spread           1.00 %     1.10 %    1.50 %      1.60 %     1.20 %      1.30 %
                ========   =========  ========  ==========  =======   =========

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

On February 8, 2006, HERA was enacted into law. HERA effectively reauthorized the Title IV provisions of the FFEL Program through 2012. One of the provisions of HERA resulted in lower guarantee rates on FFELP loans, including a decrease in insurance and reinsurance on portfolios receiving the benefit of Exceptional Performance designation by 1%, from 100% to 99% of principal and accrued interest (effective July 1, 2006) and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by 1%, from 98% to 97% of principal and accrued interest (effective for all loans first disbursed on and after July 1, 2006). As a result, during the three and six months ended June 30, 2006, the Company applied the new provisions to its evaluation of the adequacy of the allowance for loan losses on its federally insured loan portfolio.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS, which amends SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. This statement will be effective for the first fiscal year beginning after September 15, 2006. This statement:

o Requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset as the result of i) a transfer of the servicer's financial assets that meet the requirement for sale accounting; ii) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES; or iii) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

o Requires all separately recognized servicing assets or liabilities to be initially measured at fair value, if practicable.

o Permits an entity to either i) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date (amortization method); or ii) measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur (fair value measurement method). The method must be chosen for each separately recognized class of servicing asset or liability.

o At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value.

o Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing asset and liabilities.

The Company is currently evaluating this statement to assess its impact on the Company's financial statements.

On July 13, 2006, the FASB released FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company will adopt FIN 48 on January 1, 2007. Management is currently evaluating this statement to assess its impact on the Company's financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company's primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates. Because the Company generates a significant portion of its earnings from its student loan spread, the interest sensitivity of the balance sheet is a key profitability driver. The majority of student loans held by the Company have variable-rate characteristics in certain interest rate environments. Some of the student loans include fixed-rate components depending upon the rate reset provisions, or, in the case of consolidation loans, are fixed at the weighted average interest rate of the underlying loans at the time of consolidation. The following table sets forth the Company's loan assets and debt instruments by rate characteristics:


                                 AS OF JUNE 30, 2006   AS OF DECEMBER 31, 2005
                               ---------------------- --------------------------
                                 DOLLARS     PERCENT      DOLLARS       PERCENT
                               ------------ --------- ----------------  --------
Fixed-rate loan assets         $  4,252,973   19.3 %   $  4,908,865       24.7 %
Variable-rate loan assets        17,759,697   80.7       15,004,090       75.3
                               ------------ --------- ----------------  --------
   Total                       $ 22,012,670  100.0 %   $ 19,912,955      100.0 %
                               ============ ========= ================  ========

Fixed-rate debt instruments    $    743,200    3.1 %   $    794,086        3.7 %
Variable-rate debt instruments   23,584,655   96.9       20,879,534       96.3
                               ------------ --------- ----------------  --------
   Total                       $ 24,327,855  100.0 %   $ 21,673,620      100.0 %
                               ============ ========= ================  ========

The following table shows the Company's student loan assets currently earning at a fixed rate as of June 30, 2006:

                          BORROWER/        ESTIMATED
                           LENDER          VARIABLE          CURRENT
      FIXED INTEREST      WEIGHTED        CONVERSION        BALANCE OF
        RATE RANGE      AVERAGE YIELD      RATE (a)      FIXED RATE ASSETS
     ----------------- --------------  ----------------  ----------------

        8.0 - 9.0%           8.15%           5.51%        $     571,959
          > 9.0%             9.04            6.40               411,563
     9.5 floor yield         9.50            6.86             3,269,451
                                                          --------------
                                                          $   4,252,973
                                                          ==============

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

The majority of the Company's student loan assets earning a fixed rate as of June 30, 2006 are consolidation loans that earn the higher of the borrower rate or 2.64% over the average commercial paper rate in a calendar quarter. This portfolio of loans includes the portfolio of approximately $2.5 billion of consolidation loans that have been previously financed with tax-exempt obligations further discussed below. Thus, excluding the loans earning the special allowance yield adjustment, the Company has a portfolio of approximately $1.8 billion of loans earning at fixed rates above the statutorily defined variable lender rates creating floor income. Using the weighted average lender yield from the above table and the average applicable commercial paper rates, the Company's loan interest income for the three and six months ended June 30, 2006 includes approximately $5 million and $13 million of floor income.

The Company attempts to match the interest rate characteristics of pools of loan assets with debt instruments of substantially similar characteristics, particularly in rising interest rate environments. Due to the variability in duration of the Company's assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities and the Company's outlook as to current and future market conditions. Based on those factors, the Company will periodically use derivative instruments as part of its overall risk management strategy to manage risk arising from its fixed-rate and variable-rate financial instruments. Derivative instruments used as part of the Company's interest rate risk management strategy include interest rate swaps, basis swaps, interest rate floor contracts, and cross-currency interest rate swaps.

INTEREST RATE SWAPS

The total fixed-rate student loan assets of $4.3 billion held by the Company as of June 30, 2006, includes $2.5 billion of loans purchased prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently funded with the proceeds of taxable obligations, without retiring the tax-exempt obligations. As discussed previously, interest income that is generated from this $2.5 billion portfolio in excess of income based upon standard special allowance rates is referred to by the Company as the special allowance yield adjustment. The following table summarizes the outstanding interest rate swaps used by the Company as of June 30, 2006 to hedge this $2.5 billion loan portfolio. These derivatives are referred to by the Company as the special allowance yield derivatives. As of June 30, 2006, the fair market value of this derivative portfolio was approximately $132.1 million. Since the $2.5 billion portfolio of student loans will decrease as principal payments are made on these loans, the Company has structured the related derivatives to expire or "amortize" in a similar pattern.

                                             WEIGHTED AVERAGE
                                              FIXED RATE PAID
            MATURITY      NOTIONAL VALUES     BY THE COMPANY
        ---------------   ---------------    -----------------

        2006 (a)             $   250,000             3.16 %
        2007                     118,750             3.35
        2008                     293,750             3.78
        2009                     193,750             4.01
        2010                   1,137,500             4.25
        2011                          --               --
        2012                     275,000             4.31
        2013                     525,000             4.36
                          ---------------    ----------------
          Total              $ 2,793,750             4.07 %
                          ===============    ================

(a) Excludes $243.75 million of interest rate swaps that expired on July 1, 2006.

The Company recognized $7.7 million and $11.9 million of net derivative settlements on the special allowance yield derivatives for the three and six months ended June 30, 2006, respectively.

The following table summarizes the outstanding derivative instruments as of June 30, 2006 used by the Company to hedge the remaining fixed-rate loan portfolio.


                                             WEIGHTED AVERAGE
                                              FIXED RATE PAID
            MATURITY      NOTIONAL VALUES     BY THE COMPANY
        ---------------   ---------------    -----------------
        2007                   $ 393,750           3.45 %
        2008                     168,750           3.72
        2009                     118,750           4.01
                          ---------------   -----------------
          Total (a)            $ 681,250           3.61 %
                          ===============   =================

(a) Excludes $118.75 million of interest rate swaps that expired on July 1, 2006.

In addition to the interest rate swaps with notional values of $681.25 million summarized above, as of June 30, 2006, the Company had $468 million of fixed-rate debt (excluding the Company's fixed-rate unsecured debt of $275 million) that was used by the Company to hedge fixed-rate student loan assets.

The Company recognized $3.0 million and $5.0 million of net derivative settlements on the non-special allowance yield derivative interest rate swaps for the three and six months ended June 30, 2006, respectively.

BASIS SWAPS

On May 1, 2006, the Company entered into three ten-year basis swaps with notional values of $500.0 million each in which the Company receives three-month LIBOR and pays one-month LIBOR less a spread as defined in the agreements. The effective dates of these agreements are November 25, 2006, December 25, 2006, and January 25, 2007.

In addition to the three basis swaps summarized above, the Company also has a basis swap with a notional amount of $500.0 million that matures in August 2006 in which the Company pays a floating interest rate based on the U.S. Treasury bill rate and receives a floating interest rate based on the three-month LIBOR rate.

During the three and six months ended June 30, 2006, the Company recognized a net loss of $0.2 million and $0.5 million, respectively, of net derivative settlements related to its basis swaps.

INTEREST RATE FLOOR CONTRACTS

FFELP student loans originated prior to July 1, 2006 generally earn interest at the greater of the borrower rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill rate or commercial paper rate) in a calendar quarter, plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. If the resulting floating rate exceeds the borrower rate, the Department pays the difference directly to the Company. This payment is referred to as special allowance payments (SAP). The Company generally finances its student loan portfolio with floating rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, student loans earn at a fixed rate while the interest on the floating rate debt continues to decline. In these interest rate environments, the Company earns additional spread income referred to as floor income.

In June 2006, the Company entered into interest rate floor contracts in which the Company received an upfront fee of $8.6 million. These contracts were structured to monetize on an upfront basis the potential floor income associated with certain consolidation loans. Under the terms of these contracts, the Company is obligated to pay the counterparty floor income earned on a notional amount of underlying consolidation student loans over the life of the floor income contracts. Specifically, the Company agreed to pay the counterparty the difference, if positive, between the fixed borrower rate less the special allowance payment spread for consolidation loans and the three-month LIBOR rate plus a spread to better match the LIBOR floor strike rate to the underlying student loan asset on that notional amount, regardless of the actual balance of underlying student loans, over the life of the contracts. The contracts do not extend over the life of the underlying consolidation student loans.

The following provide the terms of these contracts:

                           AMORTIZING          FLOOR STRIKE
                        NOTIONAL AMOUNT            RATE
                        ---------------            ----
                         $  51,296                2.760%
                            44,873                2.885%
                            38,174                3.010%
                            34,953                3.135%
                            47,420                3.260%
                            78,390                3.385%
                            51,300                3.510%
                            53,745                3.635%
                            46,842                3.760%
                            45,971                3.885%
                            41,076                4.010%
                            64,167                4.135%
                            24,044                4.460%
                            31,648                5.060%
                            37,103                5.510%
                             7,097                4.300%
                            21,968                4.550%
                            17,220                4.800%
                            62,466                5.550%
                         ----------
                         $ 799,753
                         ==========

        Note: Those contracts with floor strike rates of 2.76%-4.135% and 4.460%-5.55% have an effective start date of June 30, 2006 and June 30, 2010, respectively. All contracts expire on June 30, 2016.

CROSS-CURRENCY INTEREST RATE SWAPS

See "-- Foreign Currency Exchange Risk".

The Company accounts for its derivative instruments in accordance with SFAS No.
133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company's operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company's derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company's derivatives which is included in derivative market value and foreign currency adjustments in the Company's statements of operations was $56.4 million and $106.7 million for the three and six months ended June 30, 2006, respectively.

The following tables summarize the effect on the Company's earnings, based upon a sensitivity analysis performed by the Company assuming a hypothetical increase and decrease in interest rates of 100 basis points and an increase in interest rates of 200 basis points while funding spreads remain constant. The effect on earnings was performed on the Company's variable-rate assets and liabilities. The analysis includes the effects of the Company's interest rate swaps, basis swaps, and interest rate floor contracts in existence during these periods. As a result of the Company's interest rate management activities, the Company expects such a change in pre-tax net income resulting from a 100 basis point increase or decrease or a 200 basis point increase in interest rates would not result in a proportional decrease in net income.

                                                                           THREE MONTHS ENDED JUNE 30, 2006
                                                       -----------------------------------------------------------------------------
                                                       CHANGE FROM DECREASE OF 100    CHANGE FROM INCREASE OF   CHANGE FROM INCREASE
                                                             BASIS POINTS                100 BASIS POINTS       OF 200 BASIS POINTS
                                                       --------------------------- -------------------------  ---------------------
                                                           Dollar       Percent      Dollar       Percent       Dollar     Percent
                                                       -------------  ------------ -----------  ------------  ----------  ---------
Effect on earnings:
     Increase (decrease) in pre-tax net income before
         impact of derivative settlements               $   8,743        12.0  %    $  (7,103)     (9.8)%      $  (9,597)   (13.2)%
     Impact of derivative settlements                      (9,567)      (13.2)          9,567      13.2           19,135     26.4
                                                       -------------  ------------ -----------  ------------  ----------  ---------
     Increase (decrease) in net income before taxes     $    (824)       (1.2) %    $   2,464       3.4 %      $   9,538     13.2 %
                                                       =============  ============ ===========  ============  ==========  =========
     Increase (decrease) in basic and diluted
         earning per share                              $   (0.01)                  $    0.03                  $   0.11
                                                       =============               ===========                ==========


                                                                           THREE MONTHS ENDED JUNE 30, 2005
                                                       -----------------------------------------------------------------------------
                                                       CHANGE FROM DECREASE OF 100     CHANGE FROM INCREASE OF  CHANGE FROM INCREASE
                                                             BASIS POINTS                 100 BASIS POINTS      OF 200 BASIS POINTS
                                                       --------------------------- --------------------------  ---------------------
                                                           Dollar       Percent       Dollar       Percent       Dollar     Percent
                                                       -------------  ------------ ------------  ------------  ----------  ---------
Effect on earnings:
     Increase (decrease) in pre-tax net income before
         impact of derivative settlements               $  10,789       305.8  %     $ (9,745)   (276.2)%       $(17,495)  (495.9)%
     Impact of derivative settlements                     (10,394)     (294.6)         10,394     294.6           20,787    589.2
                                                       -------------  ------------ ------------  ------------  ----------  ---------
     Increase in net income before taxes                $     395        11.2  %          649      18.4 %       $  3,292     93.3 %
                                                       =============  ============ ============  ============  ==========  =========
     Increase in basic and diluted
         earning per share                              $      --                    $   0.01                    $   0.04
                                                       ===============             ============                 ==========


                                                                           SIX MONTHS ENDED JUNE 30, 2006
                                                       -----------------------------------------------------------------------------
                                                       CHANGE FROM DECREASE OF 100    CHANGE FROM INCREASE OF   CHANGE FROM INCREASE
                                                             BASIS POINTS                100 BASIS POINTS       OF  200 BASIS POINTS
                                                       --------------------------- -------------------------  ---------------------
                                                           Dollar       Percent      Dollar       Percent       Dollar     Percent
                                                       -------------  ------------ -----------  ------------  ----------  ---------
Effect on earnings:
     Increase (decrease) in pre-tax net income before
         impact of derivative settlements               $  16,408        10.5  %    $ (13,389)     (8.6)%      $ (22,324)   (14.3)%
     Impact of derivative settlements                     (19,030)      (12.2)         19,030      12.2           38,060     24.5
                                                       -------------  ------------ -----------  ------------  ----------  ---------
     Increase (decrease) in net income before taxes     $  (2,622)       (1.7) %    $   5,641       3.6 %      $  15,736     10.2 %
                                                       =============  ============ ===========  ============  ==========  =========
     Increase (decrease) in basic and diluted
         earning per share                              $   (0.03)                  $    0.07                  $   0.18
                                                       =============               ===========                ==========

                                                                           SIX MONTHS ENDED JUNE 30, 2005
                                                       -----------------------------------------------------------------------------
                                                       CHANGE FROM DECREASE OF 100   CHANGE FROM INCREASE OF   CHANGE FROM INCREASE
                                                             BASIS POINTS               100 BASIS POINTS       OF  200 BASIS POINTS
                                                       --------------------------- --------------------------  ---------------------
                                                           Dollar       Percent       Dollar       Percent       Dollar     Percent
                                                       -------------  ------------ ------------  ------------  ----------  ---------
Effect on earnings:
     Increase (decrease) in pre-tax net income before
         impact of derivative settlements               $  20,616        19.8  %    $ (18,765)    (18.0)%      $ (33,135)   (31.8)%
     Impact of derivative settlements                     (20,294)      (19.5)         20,294      19.5           40,587     39.0
                                                       -------------  ------------ ------------  ------------  ----------  ---------
     Increase in net income before taxes                $     322         0.3  %        1,529       1.5 %      $   7,452      7.2 %
                                                       =============  ============ ============  ============  ==========  =========
     Increase in basic and diluted
         earning per share                              $      --                   $    0.02                  $    0.09
                                                       =============               ============                ==========

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

On February 21, 2006, and May 18, 2006, the Company completed separate debt offerings of student loan asset-backed securities that included 420.5 million and 352.7 million Euro-denominated notes with interest rates based on a spread to the EURIBOR index. As a result of this transaction, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. and Euro dollars. The principal and accrued interest on these notes is re-measured at each reporting period and recorded on the Company's balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the derivative market value and foreign currency adjustments in the Company's consolidated statements of operations.

The Company entered into cross-currency interest rate swaps in connection with the issuance of the Euro Notes. Under the terms of these derivative instrument agreements, the Company receives from a counterparty a spread to the EURIBOR index based on notional amounts of (euro)420.5 million and (euro)352.7 million and pays a spread to the LIBOR index based on notional amounts of $500.0 million and $450.0 million, respectively. In addition, under the terms of these agreements, all principal payments on the Euro Notes will effectively be paid at the exchange rate in effect as of the issuance of the notes. The Company did not qualify these derivative instruments as hedges under SFAS No. 133; consequently, the change in fair value is included in the Company's operating results.

For the three and six months ended June 30, 2006, the Company recorded an expense of $27.6 million and $38.1 million, respectively, as a result of re-measurement of the Euro Notes and income of $28.5 million and $36.2 million, respectively, for the increase in the fair value of the related derivative instrument. Both of these amounts are included in derivative market value and foreign currency adjustments on the Company's consolidated statement of income. In addition, net settlements on the foreign currency derivative instrument were an expense of $3.8 million and $5.0 million for the three and six months ended June 30, 2006, respectively.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 in response to Item 1A of Part I of such Form 10-K except as set forth below.

As has been previously disclosed, the Office of Inspector General of the Department of Education (the "OIG") has been conducting an audit of the Company's portfolio of student loans receiving 9.5% special allowance payments (the "9.5% Floor"). On August 9, 2006, the Company received from the OIG a copy of its draft audit report. The draft audit report recommends that, with respect to the loans in question, Nelnet be required to return overpayments the OIG contends were paid to Nelnet in connection with the 9.5% Floor and that Nelnet be instructed to exclude such loans from its claims in the future for payment under the 9.5% Floor. The Company has recorded approximately $322.6 million of pre-tax income related to the 9.5% special allowance as of June 30, 2006. The Company has 30 days to respond to the draft audit report, and any such response may be part of any final audit report submitted by the OIG to the Department of Education. The Department of Education may accept or reject any findings or recommendations contained in any final audit report issued by the OIG. While the Company cannot predict the final outcome of the audit or of any subsequent review by the Department of Education or of any court proceedings following any action by the Department of Education, the Company continues to believe it has billed for the special allowance payments in accordance with applicable laws, regulations and Department of Education guidance.

In addition, as a result of the Company's offerings of Euro-denominated notes completed in February and May 2006, the Company is subject to increased foreign currency exchange risk as discussed under the caption "Foreign Currency Exchange Risk" in Item 3 of Part I of this report.

The Company's student loan origination and lending activities could be significantly impacted by the repeal of the single holder rule. The single holder rule, which generally restricted a competitor from consolidating loans away from a holder that owns all of a student's loans, was abolished effective June 15, 2006. As a result, a substantial portion of the Company's non-consolidated portfolio would be at risk of being consolidated away by a competitor. On the other hand, the abolition of the rule has also opened up a portion of the rest of the market and provided the Company with the potential to gain market share.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company's repurchases of Class A common stock during the second quarter of 2006 pursuant to a stock repurchase program authorized on May 25, 2006 by the Company's Board of Directors. The program allows the Company to buy back up to a total of 5 million shares of its Class A common stock and has an expiration date of May 24, 2008 (not January 31, 2008 as indicated in the press release dated May 25, 2006 which announced the program).

                                                 TOTAL NUMBER OF      MAXIMUM NUMBER
                                                 SHARES PURCHASED   OF SHARES THAT MAY
                      TOTAL NUMBER   AVERAGE    AS PART OF PUBLICLY  YET BE PURCHASED
                       OF SHARES   PRICE PAID    ANNOUNCED PLANS      UNDER THE PLANS
PERIOD                 PURCHASED   PER SHARE       OR PROGRAMS          OR PROGRAMS
-------------------   ------------ -----------  ------------------- ------------------

May 25 - 31, 2006           56,400    $ 37.20           56,400          4,943,600
June 1 - 30, 2006 (1)      284,941      38.75          284,941          4,658,659
                      ------------ -----------  -----------------
       Total               341,341    $ 38.50          341,341
                      ============ ===========  =================

        (1) Includes 12,641 shares purchased under the Company's Employee Stock Purchase Loan Plan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on May 25, 2006, the following proposals were approved by the margins indicated:

1. To elect nine directors to serve on the Company's Board of Directors for one-year terms or until their successors are elected and qualified.

                                              NUMBER OF SHARES
                                       -----------------------------
                                         VOTES FOR    VOTES WITHHELD
                                       -------------  --------------
        James P. Abel                   172,939,826         146,939
        Don R. Bouc                     172,827,791         258,974
        Stephen F. Butterfield          172,796,087         290,678
        Michael S. Dunlap               172,795,326         291,439
        Thomas E. Henning               172,995,544          91,221
        Arturo R. Moreno                167,354,219       5,732,546
        Brian J. O'Connor               172,991,294          95,471
        Michael D. Reardon              172,940,021         146,744
        James H. Van Horn               172,845,810         240,955


2.      To ratify the appointment of KPMG LLP as independent auditors for 2006.

                              NUMBER OF SHARES
          ---------------------------------------------------------
             VOTES FOR         VOTES AGAINST          ABSTAIN
          -----------------  ------------------  ------------------
               172,763,728         178,096             139,540


3.      To approve the Employee Stock Purchase Loan Plan.

                             NUMBER OF SHARES
          ---------------------------------------------------------
             VOTES FOR         VOTES AGAINST          ABSTAIN
          -----------------  ------------------  ------------------
               169,206,971        479,014            71,044

4. To approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Class B common stock to allow for future stock splits.



                              NUMBER OF SHARES
         --------------------------------------------------------
              VOTES FOR         VOTES AGAINST        ABSTAIN
             (CLASS A)           (CLASS A)         (CLASS A)
         -----------------  -------------------  ----------------
             26,093,531           4,165,996         67,272

                             NUMBER OF SHARES
         --------------------------------------------------------
             VOTES FOR         VOTES AGAINST        ABSTAIN
             (CLASS B)           (CLASS B)         (CLASS B)
         -----------------  -------------------  ----------------
             13,942,954                  --             --

ITEM 6.  EXHIBITS

        10.1*   Amended Nelnet, Inc. Restricted Stock Plan.

        10.2 Agreement of Purchase and Sale dated as of May 25, 2006 between Mad Dog Guest Ranch LLC and Nelnet, Inc., filed as Exhibit 10.1 to Nelnet, Inc.'s Current Report on Form 8-K filed on June 1, 2006 and incorporated herein by reference.

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

                                               NELNET, INC.

Date:  August 9, 2006                          By: /s/ Michael S. Dunlap
                                               --------------------------------
                                               Name:  Michael S. Dunlap
                                               Title: Chairman and Co-Chief
                                                      Executive Officer


                                               By: /s/ Stephen F. Butterfield
                                               --------------------------------
                                               Name: Stephen F. Butterfield
                                               Title:  Vice-Chairman and
                                               Co-Chief Executive Officer


                                               By: /s/ Terry J. Heimes
                                               --------------------------------
                                               Name: Terry J. Heimes
                                               Title:  Chief Financial Officer