Form 10-Q
period 2006-09-30
NELNET INC
filed 2006-11-09
CIK 1258602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of October 31, 2006, there were 38,959,471 and 13,525,812 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively.

                                  NELNET, INC.
                                    FORM 10-Q
                                      INDEX
                               SEPTEMBER 30, 2006




PART I. FINANCIAL INFORMATION
        Item 1.  Financial Statements                                          2
        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          18
        Item 3.  Quantitative and Qualitative Disclosures about Market Risk   41
        Item 4.  Controls and Procedures                                      47

PART II. OTHER INFORMATION
        Item 1.  Legal Proceedings                                            47
        Item 1A. Risk Factors                                                 47
        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  48
        Item 6.  Exhibits                                                     51

SIGNATURES                                                                    52

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NELNET, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         AS OF         AS OF
                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                         2006            2005
                                                                     -------------   ------------
                                                                     (UNAUDITED)
ASSETS:
Student loans receivable (net of allowance for loan losses of
    $25,094 and $13,390, respectively)                              $ 22,933,718       20,260,807
Cash and cash equivalents:
    Cash and cash equivalents - not held at a related party               59,857           49,863
    Cash and cash equivalents - held at a related party                  228,088           53,787
                                                                    -------------    -------------
       Total cash and cash equivalents                                   287,945          103,650
Restricted cash                                                        1,309,172        1,228,570
Restricted investments                                                   117,139          160,479
Restricted cash - due to customers                                        96,583          153,098
Accrued interest receivable                                              497,635          394,630
Accounts receivable, net                                                  49,289           36,331
Goodwill                                                                 188,603           99,535
Intangible assets, net                                                   169,824          153,117
Furniture, equipment, and leasehold improvements, net                     57,842           36,750
Other assets                                                              86,187           88,889
Fair value of derivative instruments, net                                 97,383           82,766
                                                                    -------------    -------------
    Total assets                                                    $ 25,891,320       22,798,622
                                                                    =============    =============
LIABILITIES:
Bonds and notes payable                                             $ 24,690,245       21,673,620
Accrued interest payable                                                 147,901           94,281
Other liabilities                                                        275,330          227,505
Due to customers                                                          96,583          153,098
                                                                    -------------    -------------
    Total liabilities                                                 25,210,059       22,148,504
                                                                    -------------    -------------

Minority interest                                                             --               626
                                                                    -------------    -------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value.  Authorized 50,000,000 shares;
    no shares issued or outstanding                                           --                --
Common stock:
    Class A, $0.01 par value. Authorized 600,000,000 shares;
       issued and outstanding 38,959,471 shares as of September 30,
       2006 and 40,040,841 shares as of December 31, 2005                    390              400
    Class B, $0.01 par value.  Authorized 60,000,000 shares;
       issued and outstanding 13,525,812 shares as of September 30,
       2006 and 13,962,954 shares as of December 31, 2005                    135              140
Additional paid-in capital                                               181,338          220,432
Retained earnings                                                        503,651          428,186
Unearned compensation                                                     (5,028)             (86)
Employee note receivable                                                    (500)              --
Accumulated other comprehensive income, net of taxes                       1,275              420
                                                                    -------------    -------------
    Total shareholders' equity                                           681,261          649,492
                                                                    -------------    -------------
COMMITMENTS AND CONTINGENCIES
    Total liabilities and shareholders' equity                      $ 25,891,320       22,798,622
                                                                    =============    =============

See accompanying notes to consolidated financial statements.


                          NELNET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS                NINE MONTHS
                                                                 ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                            --------------------------  --------------------------
                                                                 2006         2005           2006          2005
                                                            ------------- ------------  ------------  ------------
INTEREST INCOME:
    Loan interest                                           $    380,136      227,750     1,068,538       619,219
    Investment interest                                           25,986       11,491        69,841        26,643
                                                            ------------- ------------  ------------  ------------
       Total interest income                                     406,122      239,241     1,138,379       645,862

INTEREST EXPENSE:
    Interest on bonds and notes payable                          333,766      160,243       893,559       398,045
                                                            ------------- ------------  ------------  ------------

       Net interest income                                        72,356       78,998       244,820       247,817

    Less provision for loan losses                                 1,700        1,402        13,508         5,557
                                                            ------------- ------------  ------------  ------------

       Net interest income after provision for loan losses        70,656       77,596       231,312       242,260
                                                            ------------- ------------  ------------  ------------
OTHER INCOME (EXPENSE):
    Loan and guarantee servicing income                           48,462       37,459       139,578       109,313
    Other fee-based income                                        31,221       10,503        65,450        22,886
    Software services income                                       4,399        1,951        11,826         6,759
    Other income                                                  13,617        2,458        18,510         5,382
    Derivative market value, foreign currency,
      and put option adjustments                                 (79,941)      65,382       (11,565)       74,300
    Derivative settlements, net                                    4,973       (2,962)       16,419       (19,049)
                                                            ------------- ------------  ------------  ------------
       Total other income                                         22,731      114,791       240,218       199,591
                                                            ------------- ------------  ------------  ------------
OPERATING EXPENSES:
    Salaries and benefits                                         65,383       44,311       185,274       123,615
    Other operating expenses:
       Depreciation and amortization                              10,904        5,515        30,264        14,899
       Trustee and other debt related fees                         3,048        1,945         9,088         6,394
       Occupancy and communications                                6,938        4,704        18,845        13,280
       Advertising and marketing                                  14,872        4,112        24,913        11,860
       Professional services                                       7,796        5,627        22,263        15,979
       Postage and distribution                                    5,250        4,288        17,549        13,673
       Other                                                      14,651        8,433        43,165        24,502
                                                            ------------- ------------  ------------  ------------
                   Total other operating expenses                 63,459       34,624       166,087       100,587
                                                            ------------- ------------  ------------  ------------

                   Total operating expenses                      128,842       78,935       351,361       224,202
                                                            ------------- ------------  ------------  ------------

                   Income (loss) before income taxes             (35,455)     113,452       120,169       217,649

    Income tax expense (benefit)                                 (13,101)      41,091        44,462        78,974
                                                            ------------- ------------  ------------  ------------

                   Net income (loss) before minority interest    (22,354)      72,361        75,707       138,675

    Minority interest in subsidiary income                            --         (229)         (242)         (229)
                                                            ------------- ------------  ------------  ------------

                   Net income (loss)                        $    (22,354)      72,132        75,465       138,446
                                                            ============= ============  ============  ============

    Earnings (loss) per share, basic and diluted            $      (0.42)        1.34          1.40          2.58
                                                            ============= ============  ============  ============

    Weighted average shares outstanding, basic and diluted    53,348,466   53,734,218    53,959,075    53,709,801
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


                                  PREFERRED   COMMON STOCK SHARES                 COMMON STOCK     ADDITIONAL
                                    STOCK   ------------------------ PREFERRED -------------------  PAID-IN    RETAINED
                                   SHARES     CLASS A      CLASS B     STOCK   CLASS A   CLASS B     CAPITAL   EARNINGS
                                  --------- ----------- ------------ --------- -------- ---------- ---------- ---------

Balance at June, 2005                   --  39,763,193   13,962,954  $    --       398        140    209,949   313,378
Comprehensive income:
   Net income                           --          --           --       --        --         --         --    72,132
   Other comprehensive income:
    Cash flow hedge, net of tax         --          --           --       --        --         --         --        --
    Foreign currency translation        --          --           --       --        --         --         --        --

      Total comprehensive income
Issuance of common stock                --      10,571           --       --        --         --        392        --
Compensation expense for
  stock based awards                    --          --           --       --        --         --         --        --
                                  --------- ----------- ------------ --------- -------- ---------- ---------- ---------
Balance at September 30, 2005           --  39,773,764   13,962,954  $   --        398        140    210,341   385,510
                                  ========= =========== ============ ========= ======== ========== ========== =========


Balance at June 30, 2006                --  40,118,981   13,942,954  $    --       401        139    229,994   526,005
Comprehensive loss:
   Net loss                             --          --           --       --        --         --         --   (22,354)
   Other comprehensive
    income related to
    foreign currency translation        --          --           --       --        --         --         --        --

      Total comprehensive loss
Issuance of common stock                --      34,848           --       --         1         --      1,063        --
Compensation expense for
  stock based awards                    --          --           --       --        --         --         --        --
Repurchase of common stock              --  (1,611,500)          --       --       (16)        --    (49,719)       --
Conversion of common stock              --     417,142     (417,142)      --         4         (4)        --        --
Loan to employee for purchase of
   common stock                         --          --           --       --        --         --         --        --
                                  --------- ----------- ------------ --------- -------- ---------- ---------- ---------
Balance at September 30, 2006           --  38,959,471   13,525,812  $    --       390        135    181,338   503,651
                                  ========= =========== ============ ========= ======== ========== ========== =========

Balance at December 31, 2004            --  39,687,037   13,983,454  $    --       397        140    207,915   247,064
Comprehensive income:
   Net income                           --          --           --       --        --         --         --   138,446
   Other comprehensive income:
    Cash flow hedge, net of tax         --          --           --       --        --         --         --        --
    Foreign currency translation        --          --           --       --        --         --         --        --

      Total comprehensive income
Issuance of common stock                --      66,227           --       --         1         --      2,426        --
Compensation expense for
  stock based awards                    --          --           --       --        --         --         --        --
Conversion of common stock              --      20,500      (20,500)      --        --         --         --        --
                                  --------- ----------- ------------ --------- -------- ---------- ---------- ---------
Balance at September 30, 2005           --  39,773,764   13,962,954  $    --       398        140    210,341   385,510
                                  ========= =========== ============ ========= ======== ========== ========== =========


Balance at December 31, 2005             --  40,040,841   13,962,954  $    --       400        140    220,432   428,186
Comprehensive income:
   Net income                            --          --           --       --        --         --         --    75,465
   Other comprehensive
    income related to
    foreign currency translation         --          --           --       --        --         --         --        --

      Total comprehensive income
Issuance of common stock                 --     421,688           --       --         4         --     23,276        --
Compensation expense for
  stock based awards                     --          --           --       --        --         --         --        --
Repurchase of common stock               --  (1,940,200)          --       --       (19)        --    (62,370)       --
Conversion of common stock               --     437,142     (437,142)      --         5         (5)        --        --
Loan to employee for purchase of
   common stock                          --          --           --       --        --         --         --        --
                                   --------- ----------- ------------ --------- -------- ---------- ---------- ---------
Balance at September 30, 2006            --  38,959,471   13,525,812  $    --       390        135    181,338   503,651
                                   ========= =========== ============ ========= ======== ========== ========== =========

                                                       ACCUMULATED
                                                         COMPRE-
                                    UNEARNED  EMPLOYEE  HENSIVE      TOTAL
                                    COMPEN-    NOTE      INCOME   SHAREHOLDERS'
                                    SATION   RECEIVABLE  (LOSS)      EQUITY
                                   --------- ---------- --------- -------------

Balance at June, 2005                  (53)       --     (142)      523,670
Comprehensive income:
   Net income                           --        --       --        72,132
   Other comprehensive income:
    Cash flow hedge, net of tax         --        --     (296)         (296)
    Foreign currency translation        --        --      928           928
                                                                  ------------
      Total comprehensive income                                     72,764
Issuance of common stock               (21)       --       --           371
Compensation expense for
  stock based awards                    12        --       --            12
                                   --------- -------- ----------  ------------
Balance at September 30, 2005          (62)       --      490       596,817
                                   ========= ======== ==========  ============


Balance at June 30, 2006            (5,155)     (501)   1,306       752,189
Comprehensive loss:
   Net loss                             --        --       --       (22,354)
   Other comprehensive
    income related to
    foreign currency translation        --        --      (31)          (31)
                                                                  ------------
      Total comprehensive loss                                      (22,385)
Issuance of common stock              (468)       --       --           596
Compensation expense for
  stock based awards                   595        --       --           595
Repurchase of common stock              --        --       --       (49,735)
Conversion of common stock              --        --       --            --
Loan to employee for purchase of
   common stock                         --         1       --             1
                                   --------- -------- ----------  ------------
Balance at September 30, 2006       (5,028)     (500)   1,275       681,261
                                   ========= ======== ==========  ============

Balance at December 31, 2004           (77)       --      736       456,175
Comprehensive income:
   Net income                           --        --       --       138,446
   Other comprehensive income:
    Cash flow hedge, net of tax         --        --     (736)         (736)
    Foreign currency translation        --        --      490           490
                                                                  ------------
      Total comprehensive income                                    138,200
Issuance of common stock                --        --       --         2,427
Compensation expense for
  stock based awards                    15        --       --            15
Conversion of common stock              --        --       --            --
                                   --------- -------- ----------  ------------
Balance at September 30, 2005          (62)       --      490       596,817
                                   ========= ======== ==========  ============


Balance at December 31, 2005            (86)       --      420       649,492
Comprehensive income:
   Net income                            --        --       --        75,465
   Other comprehensive
    income related to
    foreign currency translation         --        --      855           855
                                                                   ------------
      Total comprehensive income                                      76,320
Issuance of common stock             (6,448)       --       --        16,832
Compensation expense for
  stock based awards                  1,506        --       --         1,506
Repurchase of common stock               --        --       --       (62,389)
Conversion of common stock               --        --       --            --
Loan to employee for purchase of
   common stock                          --      (500)      --          (500)
                                   --------- -------- ----------  ------------
Balance at September 30, 2006        (5,028)     (500)   1,275       681,261
                                   ========= ======== ==========  ============

See accompanying notes to consolidated financial statements.

                              NELNET, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (DOLLARS IN THOUSANDS)
                                       (UNAUDITED)
                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                             ------------------------
                                                                                2006         2005
                                                                             -----------  -----------
Net income                                                                  $   75,465      138,446
Adjustments to reconcile net income to net cash
provided by operating activities, net of business acquisitions:
   Depreciation and amortization, including loan premiums and
     deferred origination costs                                                105,811       72,991
   Derivative market value adjustment                                          (23,198)     (74,300)
   Foreign currency transaction adjustment                                      30,942           --
   Change in value of put options issued in business acquisitions                3,821           --
   Proceeds from sale of floor contracts                                         8,580           --
   Gain on sale of student loans                                               (13,535)          --
   Non-cash compensation expense                                                 1,850        1,728
   Deferred income tax expense                                                  25,667       36,305
   Provision for loan losses                                                    13,508        5,557
   Other non-cash items                                                            541         (811)
   Increase in accrued interest receivable                                    (103,005)     (64,605)
   Decrease in accounts receivable                                                 147          300
   Decrease (increase) in other assets                                           8,787       (2,420)
   Increase in accrued interest payable                                         53,620       34,353
   Increase (decrease) in other liabilities                                    (10,354)      (6,807)
                                                                            -----------  -----------
     Net cash provided by operating activities                                 178,647      140,737
                                                                            -----------  -----------

Cash flows from investing activities, net of business acquisitions:
   Originations, purchases, and consolidations of student loans,
      including loan premiums and deferred origination costs                (4,910,997)  (3,050,807)
   Purchases of student loans, including loan premiums,
      from a related party                                                    (498,771)  (1,022,700)
   Net proceeds from student loan repayments, claims,
      capitalized interest, and other                                        2,111,413    1,098,101
   Proceeds from sale of student loans                                         560,916           --
   Purchases of furniture, equipment, and leasehold improvements, net          (26,199)     (14,154)
   Increase in restricted cash                                                 (80,602)    (263,770)
   Purchases of restricted investments                                        (590,009)    (640,384)
   Proceeds from maturities of restricted investments                          633,349      766,067
   Purchase of loan origination rights                                              --         (260)
   Business acquisitions, net of cash acquired                                 (99,388)     (78,612)
   Distributions from equity method investments                                     --          625
                                                                            -----------  -----------
     Net cash used in investing activities                                  (2,900,288)  (3,205,894)
                                                                            -----------  -----------
Cash flows from financing activities:
   Payments on bonds and notes payable                                      (2,741,641)  (1,767,330)
   Proceeds from issuance of bonds and notes payable                         5,649,381    4,885,400
   Proceeds from issuance of notes payable due to a related party, net          74,292           --
   Payments of debt issuance costs                                             (14,770)     (16,184)
   Proceeds from issuance of common stock                                        1,247          714
   Repurchases of common stock                                                 (62,389)          --
   Loan to employee for purchase of common stock                                  (500)          --
                                                                            -----------  -----------
     Net cash provided by financing activities                               2,905,620    3,102,600
                                                                            -----------  -----------

Effect of exchange rate fluctuations on cash                                       316          296

     Net increase in cash and cash equivalents                                 184,295       37,739

Cash and cash equivalents, beginning of period                                 103,650       39,989
                                                                            -----------  -----------
Cash and cash equivalents, end of period                                    $  287,945       77,728
                                                                            ===========  ===========
Supplemental disclosures of cash flow information:
   Interest paid                                                            $  818,317      354,090
                                                                            ===========  ===========
   Income taxes paid, net of refunds                                        $   52,627       47,589
                                                                            ===========  ===========

   Supplemental disclosures of noncash operating, investing, and financing activities regarding the Company's acquisitions are contained in note 4.

See accompanying notes to consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (INFORMATION AS OF SEPTEMBER 30, 2006 AND FOR THE THREE AND NINE MONTHS ENDED
                    SEPTEMBER 30, 2006 AND 2005 IS UNAUDITED)
    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)


1.      BASIS OF FINANCIAL REPORTING

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the "Company") as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2005 and, in the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts from 2005 have been reclassified to conform to the current period presentation.

2.    RECENT DEVELOPMENTS

Based on provisions of the Higher Education Act and regulations and guidance of the U.S. Department of Education (the "Department") and related interpretations, education lenders may receive special allowance payments from the Department which provide a minimum 9.5% interest rate (the "9.5% Floor") on loans currently financed or financed prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993. A portion of the Company's Federal Family Education Loan Program (the "FFEL Program" or "FFELP") loan portfolio is comprised of loans financed prior to September 30, 2004 with tax-exempt obligations originally issued prior to October 1, 1993. Accordingly, the Company believes that it is entitled to receive special allowance payments on these loans equal to the 9.5% Floor. As of September 30, 2006, the Company had $3.1 billion of FFELP loans it has determined are eligible to receive special allowance payments at the 9.5% Floor rate. Of this portfolio, $2.5 billion in loans were financed prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently sold to taxable obligations, without retiring the tax-exempt obligations.

In May 2003, the Company sought confirmation from the Department regarding whether the Company was allowed to receive the special allowance payments based on the 9.5% Floor on loans being acquired with funds obtained from the proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently sold using proceeds of taxable obligations without retiring the tax-exempt obligations. In June 2004, after consideration of certain clarifying information received in connection with the guidance the Company had sought, and based on written and verbal communications with the Department, including written confirmation from the Department that the public could continue to rely on a Department guidance letter issued in March 1996, the Company concluded that the earnings process had been completed and recognized the previously deferred income of $124.3 million on this portfolio. Pending satisfactory resolution of this issue, the Company deferred recognition of that portion of the 9.5% Floor income generated by these loans which exceeded statutorily defined special allowance rates under a taxable financing.

In October 2004, Congress passed and President Bush signed into law the Taxpayer-Teacher Protection Act of 2004 (the "October 2004 Act"), which prospectively suspended eligibility for the 9.5% Floor on any loans sold to taxable obligations between September 30, 2004 and January 1, 2006. This suspension of eligibility for the 9.5% Floor was made permanent under the Deficit Reduction Act of 2005. The loans in the Company's student loan portfolio that have been sold to taxable obligations and are receiving special allowance payments under the 9.5% Floor were all sold to taxable obligations before September 30, 2004. In April 2004, the Company ceased adding to its portfolio of loans receiving special allowance payments subject to the 9.5% Floor financed with taxable debt, and thus the provisions of the October 2004 Act or the Deficit Reduction Act of 2005 do not have an effect upon the eligibility of such loans to receive the 9.5% Floor.

In June 2005, the Office of Inspector General of the Department of Education (the "OIG") commenced an audit of the portion of the Company's student loan portfolio receiving 9.5% Floor special allowance payments. In August 2006, the Company received a draft of the audit report, which the Company responded to on September 7, 2006, and on September 29, 2006, the Company received a copy of the final audit report from the OIG related to this audit.

The final audit report contains a finding by the OIG that an increase in the amount of 9.5% special allowance payments that have been received by the Company was based on what the OIG deemed to be ineligible loans. Such loans are deemed by the OIG to be ineligible for 9.5% special allowance payments due to interpretive issues related to the legal characterization of refinancing transfers of qualifying loans from a trust for tax-exempt financing obligations originally issued prior to October 1, 1993 to trusts for taxable obligations, and the extent to which sales of qualifying loans can result in qualification of additional loans. The audit report also contains a recommendation by the OIG that the Department require the Company to calculate and return what the OIG deems to be overpayments attributable to the deemed ineligible loans, and instruct the Company to exclude such loans from future claims for 9.5% special allowance payments. The Department may accept or reject the finding or recommendation of the OIG contained in the final audit report.

Through June 30, 2006, the Company recorded approximately $322.6 million of pre-tax income related to that portion of the 9.5% special allowance payments received which exceeds regular special allowance payments on the underlying loans at the otherwise applicable statutory rate. Management believes that, if the recommendation contained in the OIG's final audit report is implemented by the Department and upheld after any administrative or other legal proceedings, a significant portion of those payments would be disallowed and would need to be returned by the Company.

On October 6, 2006, the Company received a letter from the Department related to the OIG audit report. The Department's letter indicated that, effective July 1, 2006 until the issues raised in the OIG audit report are resolved, the Department will pay future regular special allowance payments on the underlying loans at the generally applicable statutory rate, and not the 9.5% special allowance rate. The letter also stated that if resolution of the audit upholds the propriety of the Company's billings for special allowance payments at the 9.5% minimum rate, the Department will pay the withheld amounts. As a result of receipt of this letter, the Company has determined to defer recognition of the 9.5% special allowance payments for which the Department has withheld payment pending satisfactory resolution of this issue. Income from the 9.5% special allowance payments withheld would have been $8.9 million for the three months ended September 30, 2006.

The Company disagrees with the OIG's final audit report, and continues to believe that the Company has billed for the 9.5% special allowance payments in accordance with applicable laws, regulations, and the Department's previous guidance. The Company intends to seek a satisfactory resolution of this matter with the Department, and examine other remedies if a satisfactory resolution cannot be reached with the Department; however, the Company cannot predict the final outcome of any subsequent review by the Department or of any administrative or other legal proceedings following any further action by the Department. If the Company is ultimately required to return deemed overpayments in connection with the 9.5% special allowance payment program, is no longer eligible to receive 9.5% special allowance payments, and/or incurs significant other costs, expenses or loss of revenues associated with an adverse final outcome of this matter, it may have a material adverse effect on the Company's financial condition and results of operations. However, it is the opinion of the Company's management, based on information currently known, that it would not have a material adverse effect on the Company's ongoing business operations.

3.    STUDENT LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Student loans receivable consist of the following:

                                                       AS OF          AS OF
                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        2006          2005
                                                    ------------- --------------

Federally insured loans                              $22,354,199     19,816,075
Non-federally insured loans                              180,462         96,880
                                                    ------------- --------------
                                                      22,534,661     19,912,955
Unamortized loan premiums and deferred
  origination costs                                      424,151        361,242
Allowance for loan losses - federally insured loans       (7,517)           (98)
Allowance for loan losses - non-federally
  insured loans                                          (17,577)       (13,292)
                                                    ------------- --------------
                                                     $22,933,718     20,260,807
                                                    ============= ==============

On February 8, 2006, the Higher Education Reconciliation Act ("HERA") of 2005 was enacted into law. HERA effectively reauthorized the Title IV provisions of the FFEL Program through 2012. One of the provisions of HERA reduced guarantee rates on FFELP loans, including a decrease in insurance and reinsurance on portfolios receiving the benefit of Exceptional Performance designation by 1%, from 100% to 99% of principal and accrued interest (effective July 1, 2006) and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by 1%, from 98% to 97% of principal and accrued interest (effective for all loans first disbursed on or after July 1, 2006). In February 2006, as a result of these changes, the Company recorded an expense of $6.9 million ($4.3 million after tax) to increase the Company's allowance for loan losses.

On March 1, 2006, the Company entered into an agreement to acquire participation interests in non-federally insured loans from First National Bank Northeast, a related party, at a price equal to the outstanding principal balance and accrued interest of such loans. The term of this agreement is for 364 days. As of September 30, 2006, the balance of loans participated under this agreement was $35.9 million, and is included in student loans receivable on the Company's balance sheet. A director, executive officer, and significant shareholder of the Company, Michael S. Dunlap, is a director and indirectly a significant shareholder of First National Bank Northeast.

As part of the agreement for the acquisition of the capital stock of LoanSTAR Funding Group, Inc. ("LoanSTAR") from the Greater Texas Foundation (the "Texas Foundation") completed in October 2005, the Company agreed to sell student loans in an aggregate amount sufficient to permit the Texas Foundation to maintain a portfolio of loans equal to no less than $200.0 million through October 2010. The sales price for such loans is the fair market value mutually agreed upon between the Company and the Texas Foundation. To satisfy this obligation, the Company will sell loans to the Texas Foundation on a quarterly basis. During the nine months ended September 30, 2006, the Company sold the Texas Foundation $120.8 million (par value) of student loans resulting in the recognition of a $1.1 million gain which is included in other income in the accompanying consolidated statements of operations. Subsequent to September 30, 2006, the Company sold an additional $9.5 million (par value) of student loans to the Texas Foundation under this agreement.

During the three months ended September 30, 2006, the Company sold $353.2 million (par value) of student loans to an unrelated party resulting in the recognition of an $11.7 million gain which is included in other income in the accompanying consolidated statements of operations. Loans sold under this agreement were originated by Nova Southeastern University ("Nova"), a school-as-lender customer, and were not serviced by the Company and, as such, management believed these loans were at a greater risk of being consolidated away from the Company by third parties.

4.    ACQUISITIONS

INFINET INTEGRATED SOLUTIONS, INC. ("INFINET")

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

FACTS MANAGEMENT CO. ("FACTS")

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
                                                      ===========  ============  =========

CUNET, LLC ("CUNET")

On June 30, 2006, the Company purchased 100% of the membership interests of CUnet. The initial consideration paid by the Company was $40.0 million in cash. CUnet provides campus locations and online schools with performance-based educational marketing, web-based marketing, lead generation, and vendor management services to enhance their brands and improve student recruitment and retention. In addition to the initial purchase price, additional payments are to be paid by the Company based on the operating results of CUnet. The contingent consideration is based on the aggregate cumulative net income before taxes (excluding any amortization of intangibles from the purchase price allocation) of CUnet earned for the period from July 1, 2006 through June 30, 2009 ("Cumulative Net Income"), provided, however, that the contingent consideration may not exceed $80.0 million. The Company will calculate the Cumulative Net Income as of each June 30, 2007, June 30, 2008, and June 30, 2009 (individually, the "Calculation Period"). In partial satisfaction of the contingent consideration, the Company will issue shares of Class A common stock subsequent to each Calculation Period, provided, however, that the market value of the shares issued shall not exceed $5.0 million in any one year, unless the Company elects at its option to make a distribution in a higher amount. No later than June 30, 2010, 10% of the remaining contingent consideration will be paid in cash, and the balance of 90% of the contingent consideration will be paid in cash no later than December 31, 2010. The cash portion of the contingent consideration to be paid in December 2010 will be reduced by the market value of the shares issued as of December 15, 2010.

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

The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The preliminary allocation of the purchase price for CUnet is shown below:

        Accounts receivable                                 $   5,033
        Furniture, equipment, and leasehold improvements          223
        Other assets                                              397
        Intangible assets                                      16,402
        Excess cost over fair value of net assets acquired     22,075
        Other liabilities                                      (4,130)
                                                            ----------
                                                            $  40,000
                                                            ==========
PETERSON'S

On July 27, 2006, the Company purchased certain assets and assumed certain liabilities (hereafter referred to as "Peterson's") from Thomson Learning Inc. for total consideration of $38.6 million in cash. The final purchase price of Peterson's is subject to change based on certain purchase price adjustments as defined in the purchase agreement. Peterson's provides a comprehensive suite of education and career-related solutions in the areas of education search, test preparation, admissions, financial aid information, and career assistance. Peterson's reaches an estimated 105 million consumers annually with its publications and online information about colleges and universities, career schools, graduate programs, distance learning, executive training, private secondary schools, summer opportunities, study abroad, financial aid, test preparation, and career exploration resources. This acquisition was accounted for as a business combination under purchase accounting and the results of operations have been included in the consolidated financial statements from the effective date of the acquisition.

The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The preliminary allocation of the purchase price for Peterson's is shown below:

        Accounts receivable                                  $  7,055
        Furniture, equipment, and leasehold improvements        6,055
        Other assets                                            2,493
        Excess cost over fair value of net assets acquired     37,081
        Other liabilities                                     (14,047)
                                                            ----------
                                                             $ 38,637
                                                            ==========

2005 ACQUISITIONS

On October 24, 2005, the Company purchased 100% of the capital stock of LoanSTAR and servicing assets from LoanSTAR Systems, Inc. for $168.5 million, including $0.2 million of direct acquisition costs. The final purchase price was subject to change based on certain purchase price adjustments as defined in the purchase agreement. During 2006, the Company paid $1.2 million (net) to settle all obligations associated with this acquisition.

The Company is in the process of obtaining third-party valuations of certain intangible assets related to the 2005 acquisitions of 5280 Solutions, Inc. ("5280"), FirstMark Services, LLC ("Firstmark"), and LoanSTAR. As a result, the allocation of purchase price is subject to refinement for these acquisitions.

PRO FORMA INFORMATION

The following pro forma information presents the combined results of the Company as though the 2005 acquisitions of Student Marketing Group, Inc., National Honor Roll, LLC, FACTS (80%), Foresite Solutions, Inc., LoanSTAR, 5280, and FirstMark and the 2006 acquisitions of infiNET, FACTS (20%), CUnet, and Peterson's occurred as of the beginning of each reporting period. Information about the Company's 2005 acquisitions is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The pro forma information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of the period or that may be attained in the future. In addition, the pro forma information reflects the results of operations based on the Company's preliminary allocation of purchase price (where applicable).


                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                              ------------------------- ------------------------
                                                   2006         2005        2006         2005
                                              ------------  ----------- -----------  -----------
Net interest income                           $    72,356       86,090     244,860      265,967
Other income (expense) (a)                         25,570      136,043     275,651      271,072
Net income (loss)                                 (22,334)      73,639      75,507      139,174

Weighted average shares outstanding,
   basic and diluted                           53,348,466   54,326,595  53,996,958   54,302,178
Earnings (loss) per share, basic and diluted  $     (0.42)        1.36        1.40         2.56

(a) Other income (expense) includes derivative market value, foreign currency, and put option adjustments and net derivative settlements.

5.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

                                                         WEIGHTED
                                                         AVERAGE
                                                        REMAINING
                                                     USEFUL LIFE AS OF     AS OF          AS OF
                                                       SEPTEMBER 30,     SEPTEMBER 30, DECEMBER 31,
                                                            2006            2006           2005
                                                      ----------------  -------------  ------------
 Amortizable intangible assets:
    Customer relationships (net of accumulated
      amortization of $10,017 and $3,771, respectively) 126 months     $   73,306          70,369
    Loan origination rights (net of accumulated
      amortization of $8,268 and $2,505, respectively)   72 months         43,930          49,694
    Covenants not to compete (net of accumulated
      amortization of $4,393 and $499, respectively)     55 months         20,975           3,874
    Student lists (net of accumulated amortization
      of $3,245 and $1,708, respectively)                29 months          4,952           6,489
    Trade names (net of accumulated amortization
      of $277 and $54, respectively)                     47 months          2,254             767
    Computer software (net of accumulated
      amortization of $1,423 and $677, respectively)     37 months          1,439           1,644
                                                      ---------------- -----------   -------------
          Total - amortizable intangible assets          94 months        146,856         132,837
                                                      ================
Unamortizable intangible assets - trade names                              22,968          20,280
                                                                       -----------   -------------
                                                                        $ 169,824         153,117
                                                                       ===========   =============

The Company recorded amortization expense on its intangible assets of $6.5 million and $1.9 million for the three months ended September 30, 2006 and 2005, respectively, and $18.3 million and $4.7 million for the nine months ended September 30, 2006 and 2005, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As disclosed in note 4, the Company is in the process of obtaining third party valuations of certain intangible assets; however, as of September 30, 2006 the Company estimates it will record amortization expense as follows:

                2006                 $  6,580
                2007                   26,023
                2008                   25,160
                2009                   22,650
                2010                   19,573
                2011 and thereafter    46,870
                                     ---------
                                     $146,856
                                     =========

The change in the carrying amount of goodwill by operating segment was as follows:

                                                       STUDENT LOAN                        PAYMENT
                                              ASSET    AND GUARANTEE SOFTWARE    DIRECT   MANAGEMENT
                                            MANAGEMENT   SERVICING   SERVICES   MARKETING  SERVICES     TOTAL
                                            ----------- ----------  ---------- ---------- ----------  ---------
Balance as of December 31, 2005              $  35,356       3,060     11,059     17,150      32,910     99,535
    Goodwill acquired during the period             --          --         --         --      32,858     32,858
    Effect of foreign currency fluctuations         --          (4)        --         --          --         (4)
                                            -----------  ----------  ---------  ---------  ---------- ----------
Balance as of March 31, 2006                 $  35,356       3,056     11,059     17,150      65,768    132,389
    Goodwill acquired during the period             --          --         --     20,912          --     20,912
    Goodwill from prior period acquisition
       allocated during the current period         413          --         --         --      (4,708)    (4,295)
    Effect of foreign currency fluctuations         --         142         --         --          --        142
                                            -----------  ----------  ---------  ---------  ---------- ----------
Balance as of June 30, 2006                  $  35,769       3,198     11,059     38,062      61,060    149,148
                                            ===========  ==========  =========  =========  ========== ==========
    Goodwill acquired during the period             --          --         --     37,081         435     37,516
    Goodwill from prior period acquisition
       allocated during the current period         777          --         --      1,163          --      1,940
    Effect of foreign currency fluctuations         --          (1)        --         --          --         (1)
                                            -----------  ----------  ---------  ---------  ---------- ----------
Balance as of September 30, 2006             $  36,546       3,197     11,059     76,306      61,495    188,603
                                            ===========  ==========  =========  =========  ========== ==========

6.     BONDS AND NOTES PAYABLE

ASSET-BACKED SECURITIZATIONS

On February 21, 2006 and May 18, 2006, the Company consummated debt offerings of student loan asset-backed notes of $2.0 billion and $2.1 billion, respectively, with final maturity dates ranging from 2011 through 2039. Notes issued in these transactions included $3.1 billion with variable interest rates based on a spread to LIBOR and (euro)773.2 million (500.0 million and 450.0 million in U.S. dollars on February 21, 2006 and May 18, 2006, respectively) with variable interest rates initially based on a spread to EURIBOR (the "Euro Notes").

As of June 30, 2006 and September 30, 2006, the Euro Notes were recorded on the Company's balance sheet at $988.1 million and $980.9 million, respectively, based on the foreign currency exchange rate as of the respective balance sheet dates. The decrease in the principal amount of the Euro Notes of $7.2 million for the three months ended September 30, 2006, and increase in the principal amount of Euro Notes of $30.9 million for the nine months ended September 30, 2006 as a result of the foreign currency exchange rate fluctuations are included in the derivative market value, foreign currency, and put option adjustments in the accompanying consolidated statements of operations. Concurrently with the issuances of the Euro Notes, the Company entered into cross-currency interest rate swaps which are further discussed in note 7.

SECURED LIQUIDITY NOTES

In August 2006, the Company established a $5.0 billion loan warehouse program under which it will issue one or more short-term extendable secured liquidity notes (the "Secured Liquidity Notes"). Each Secured Liquidity Note will be issued at a discount or an interest-bearing basis having an expected maturity of between 1 and 307 days (each, an "Expected Maturity") and a final maturity of 90 days following the Expected Maturity. The Secured Liquidity Notes issued as interest-bearing notes may be issued with fixed interest rates or with interest rates that fluctuate based upon a one-month LIBOR rate, a three-month LIBOR rate, a commercial paper rate, or a federal funds rate. The Secured Liquidity Notes are not redeemable by the Company nor subject to voluntary prepayment prior to the Expected Maturity date. The Secured Liquidity Notes are secured by FFELP loans purchased in connection with the program. As of September 30, 2006, the Company has $1.3 billion of Secured Liquidity Notes outstanding and $3.7 billion of capacity remaining under this warehouse program.

CAPITAL EFFICIENT NOTES

On September 27, 2006 the Company consummated a debt offering of $200.0 million aggregate principal amount of Capital Efficient Notes ("CENts"). The CENts were offered under the Company's $750.0 million universal shelf registration statement filed with the Securities and Exchange Commission on April 13, 2005. The CENts are unsecured obligations of the Company.

The interest rate on the CENts from the date they were issued through September 28, 2011 is 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the "scheduled maturity date", the interest rate on the CENts will be equal to three-month LIBOR plus 3.375%, payable quarterly. The principal amount of the CENts will become due on the scheduled maturity date only to the extent that the Company has received proceeds from the sale of certain qualifying capital securities prior to such date (as defined in the CENts' prospectus). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the prospectus, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the CENts in full whether or not the Company has sold qualifying capital securities.

At the Company's option, the CENts are redeemable (i) in whole or in part, at any time on or after September 29, 2011, at their principal amount plus accrued and unpaid interest, provided in the case of a redemption in part that the principal amount outstanding after such redemption is at least $50.0 million, or
(ii) in whole, but not in part, prior to September 29, 2011, after certain events involving taxation (as described in the CENts prospectus).

OTHER

As of September 30, 2006, bonds and notes payable includes $74.3 million of notes due to Union Bank and Trust, an entity under common control with the Company. The Company has used the proceeds from these notes to invest in student loan assets via a participation agreement.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility and fluctuations in foreign currency exchange rates. Derivative instruments used as part of the Company's risk management strategy include interest rate swaps, basis swaps, interest rate floor contracts, and cross-currency interest rate swaps.

INTEREST RATE SWAPS

The following table summarizes the Company's outstanding interest rate swaps as of September 30, 2006:

                                          WEIGHTED
                                       AVERAGE FIXED
                                         RATE PAID
        MATURITY    NOTIONAL AMOUNT    BY THE COMPANY
        ----------  ----------------   --------------

        2006            $   250,000        3.16 %
        2007                512,500        3.42
        2008                462,500        3.76
        2009                312,500        4.01
        2010              1,137,500        4.25
        2011                     --          --
        2012                275,000        4.31
        2013                525,000        4.36
                    ----------------   --------------
          Total         $ 3,475,000        3.98 %
                    ================   ==============

BASIS SWAPS

On May 1, 2006, the Company entered into three ten-year basis swaps with notional amounts of $500.0 million each in which the Company receives three-month LIBOR and pays one-month LIBOR less a spread as defined in the agreements. The effective dates of these agreements are November 25, 2006, December 25, 2006, and January 25, 2007.

In addition to the three basis swaps summarized above, the Company also had a basis swap with a notional amount of $500.0 million which matured in August 2006 in which the Company paid a floating interest rate based on the U.S. Treasury bill rate and received a floating interest rate based on the three-month LIBOR rate.

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

The following provide the terms of these contracts:

                      AMORTIZING    FLOOR STRIKE
                    NOTIONAL AMOUNT     RATE
                    ---------------     ----
                       $   50,354     2.760%
                           44,068     2.885%
                           37,499     3.010%
                           34,338     3.135%
                           46,550     3.260%
                           76,911     3.385%
                           50,379     3.510%
                           52,793     3.635%
                           46,012     3.760%
                           45,159     3.885%
                           40,352     4.010%
                           63,002     4.135%
                           24,044     4.460%
                           31,648     5.060%
                           37,103     5.510%
                            7,097     4.300%
                           21,969     4.550%
                           17,220     4.800%
                           62,466     5.550%
                    --------------
                       $  788,964
                    ==============

Those contracts with floor strike rates of 2.76%-4.135% and 4.460%-5.55% have an effective start date of June 30, 2006 and June 30, 2010, respectively. All contracts expire on June 30, 2016.

        (a) FFELP student loans originated prior to April 1, 2006 generally earn interest at the greater of the borrower rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill rate or commercial paper rate) in a calendar quarter, plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. If the resulting floating rate exceeds the borrower rate, the Department pays the difference directly to the Company. This payment is referred to as special allowance payments (SAP). The Company generally finances its student loan portfolio with floating rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, student loans earn at a fixed rate while the interest on the floating rate debt continues to decline. In these interest rate environments, the Company earns additional spread income referred to as floor income.

CROSS-CURRENCY INTEREST RATE SWAPS

The Company entered into derivative instruments in February 2006 and May 2006 as a result of the issuance of the Euro Notes discussed in note 6. Under the terms of these derivative instrument agreements, the Company receives from a counterparty a spread to the EURIBOR index based on a notional amount of
(euro)420.5 million and (euro)352.7 million, respectively, and pays a spread to the LIBOR index based on a notional amount of $500.0 million and $450.0 million, respectively. In addition, under the terms of these agreements, all principal payments on the Euro Notes will effectively be paid at the exchange rate in effect as of the issuance of these notes.

ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS

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

As of September 30, 2006, the net fair value of the Company's derivative portfolio was $97.4 million and the net change in the fair value of the Company's derivative portfolio was an $83.5 million decrease and a $65.4 million increase for the three months ended September 30, 2006 and 2005, respectively, and increases of $23.2 million and $74.3 million for the nine months ended September 30, 2006 and 2005, respectively.

The following table summarizes the components included in derivative settlements on the consolidated statements of operations:


                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30,          SEPTEMBER 30,
                                  ----------------------  --------------------
                                      2006       2005        2006       2005
                                  -----------  ---------  ---------  ---------

Interest rate swaps                 $ 12,226       (972)    29,151     (3,053)
Basis swaps                             (145)    (1,990)      (656)   (15,996)
Cross-currency interest rate swaps    (5,115)        --    (10,083)        --
Other (1)                             (1,993)        --     (1,993)        --
                                  -----------  ---------  ---------  ---------
Derivative settlements, net         $  4,973     (2,962)    16,419    (19,049)
                                  ===========  =========  =========  =========

(1) In connection with the issuance of the CENts described in note 6, the Company entered into a derivative instrument to economically lock into a fixed interest rate of 7.65% prior to the actual pricing of the transaction. Upon pricing of the CENts, the Company terminated this derivative instrument. The consideration paid by the Company to terminate this derivative was $2.0 million, which is reflected as a derivative settlement in the accompanying consolidated statements of operations.


8.  STOCKHOLDERS' EQUITY

CONVERSION OF CLASS B COMMON STOCK

In February and August 2006, principal shareholders gifted 20,000 and 17,142, respectively, Class B shares of common stock to certain charitable organizations. In September 2006, a principal shareholder sold 400,000 Class B shares of common stock to another principal shareholder in a private transaction. Per the articles of incorporation, these shares automatically converted to Class A shares upon transfer.

INCREASE IN AUTHORIZED CLASS B COMMON STOCK

In May 2006, the Company's shareholders approved an amendment of the Company's Articles of Incorporation to increase the number of authorized shares of Class B common stock from 15 million shares to 60 million shares to allow for future stock splits.

DIRECTORS STOCK COMPENSATION PLAN

The Company has a compensation plan for non-employee directors pursuant to which non-employee directors can elect to receive their annual retainer fees in the form of cash or Class A common stock. Non-employee directors who choose to receive Class A common stock may also elect to defer receipt of the Class A common stock until termination of their service on the board of directors. In June 2006, the Company issued 8,133 shares of its Class A common stock to non-employee directors under this plan. The shares were issued to directors that elected to receive shares and did not defer receipt of the shares. In addition, 4,066 shares were issued to directors that elected to defer receipt of their shares. The Company's weighted average shares outstanding include 10,793 shares that were issued since inception of this plan, including the 4,066 shares issued in 2006, that will be issued to directors upon their termination from the board of directors.

STOCK REPURCHASE PROGRAM

In May 2006, the Company's board of directors authorized a stock repurchase program. The program allows the Company to buy back up to a total of 5 million shares of the Company's Class A common stock and has an expiration date of May 24, 2008. During the three and nine months ended September 30, 2006, the Company repurchased and retired 1,611,500 and 1,940,200 Class A common shares for $49.7 million and $62.4 million (average price of $30.82 and $32.12 per share), respectively, under this authority.

EMPLOYEE STOCK PURCHASE LOAN PLAN

In June 2006, the Company entered into a loan agreement with an employee pursuant to the Company's Employee Stock Purchase Loan Plan (the "Loan Plan"). The Loan Plan was approved by the Company's board of directors and shareholders at the annual shareholders meeting in May 2006. The loan was granted to enable the employee to purchase 12,641 shares of the Company's stock in the open market. The loan matures in June 2016 and bears interest equal to the three-month LIBOR rate plus 50 basis points. The balance of this loan totaled $0.5 million at September 30, 2006, and is reflected as a reduction to stockholders' equity on the consolidated balance sheet.

9.    SEGMENT REPORTING

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

The Asset Management segment includes the acquisition, management, and ownership of the Company's student loan assets. Revenues are primarily generated from net interest income on the student loan assets. The Company generates student loan assets through direct origination or through acquisitions. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose. The Company's derivative market value and foreign currency adjustments are included in the Asset Management segment. Because the Company's derivatives do not qualify for hedge accounting under SFAS No. 133, the derivative market value adjustment can cause the percentage of revenue and net income before taxes to fluctuate from period to period between segments. Due to fluctuations in currency rates, foreign currency adjustments can also cause the percentage of revenue and net income before taxes to fluctuate from period to period between segments.

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

The Direct Marketing segment provides a wide range of direct marketing products and services to help schools and businesses reach the middle school, high school, college bound high school, college, and/or young adult market places. This segment also provides a suite of education and career-related solutions for families in the areas of education search, test preparation, admissions, financial aid information, and career assistance. In addition, this segment recognizes middle and high school students for exceptional academic success through its publications and scholarships.

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

Substantially all of the Company's revenues are earned from customers in the United States except for revenue generated from servicing Canadian student loans at EDULINX. For the three and nine months ended September 30, 2006, the Company recognized $16.3 million and $48.2 million, respectively, from Canadian student loan servicing customers.

The business of servicing Canadian student loans by EDULINX is limited to a small group of servicing customers and the agreement with the largest of such customers is currently scheduled to expire in July 2007. For the three and nine months ended September 30, 2006, the Company recognized $13.1 million, or 27.1%, and $37.3 million, or 26.8%, respectively, of its loan and guarantee servicing income, from this customer. EDULINX cannot guarantee that it will obtain a renewal of this largest servicing agreement or that it will maintain its other servicing agreements and the termination of any such servicing agreements could result in an adverse effect on the Company.

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

Segment data is as follows:



                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                 ------------------------------------------------------------------------------------
                                                        2006                                    2005
                                 ---------------------------------------- -------------------------------------------
                                              STUDENT                                   STUDENT
                                              LOAN AND                                  LOAN AND
                                   ASSET     GUARANTEE             TOTAL      ASSET    GUARANTEE             TOTAL
                                 MANAGEMENT  SERVICING  OTHER    SEGMENTS  MANAGEMENT  SERVICING  OTHER     SEGMENTS
                                 ----------  --------- -------- ---------- ----------  --------- --------- ---------
Net interest income             $ 75,044       2,519      1,088     78,651    80,363      1,275       555    82,193
Other income (expense)           (54,824)     43,079     33,030     26,285    64,800     37,455    10,257   112,512
Intersegment revenues                 --      38,358      4,757     43,115        --     29,681       716    30,397
                                ---------   ---------- -------- ----------  ---------  --------- --------- ---------
          Total revenue           20,220      88,956     38,875    148,051   145,163     68,411    11,528   225,102
Provision for loan losses          1,700          --         --      1,700     1,402         --        --     1,402
Depreciation and amortization      1,583       2,400      3,540      7,523        32      1,153     1,306     2,491
Net income (loss) before taxes   (24,685)     18,721      4,469     (1,495)  112,823     22,432     2,946   138,201

                                                          SIX MONTHS ENDED SEPTEMBER 30,
                                 ------------------------------------------------------------------------------------
                                                         2006                                    2005
                                 ---------------------------------------- -------------------------------------------
                                              STUDENT                                   STUDENT
                                              LOAN AND                                  LOAN AND
                                   ASSET     GUARANTEE            TOTAL      ASSET     GUARANTEE             TOTAL
                                 MANAGEMENT  SERVICING  OTHER    SEGMENTS  MANAGEMENT  SERVICING  OTHER     SEGMENTS
                                 ----------  --------- -------- ---------- ----------  --------- --------- ---------

Net interest income             $252,595       6,082      2,610    261,287   248,979      2,706       680   252,365
Other income (expense)            34,682     138,331     68,711    241,724    62,214    109,298    23,293   194,805
Intersegment revenues                 --     106,061     14,135    120,196        --     82,613     2,901    85,514
                                ---------   ---------- -------- ----------  ---------  --------- --------- ---------
          Total revenue          287,277     250,474     85,456    623,207   311,193    194,617    26,874   532,684
Provision for loan losses         13,508          --         --     13,508     5,557         --        --     5,557
Depreciation and amortization      4,749       7,161      8,306     20,216        90      3,023     3,160     6,273
Net income before taxes          148,494      48,339     16,986    213,819   216,046     60,501     9,557   286,104



                                                AS OF           AS OF
                                            SEPTEMBER 30,   DECEMBER 31,
                                                2006            2005
                                            --------------  --------------
        Segment total assets:
            Asset management                $  25,162,078      22,316,657
            Student loan and guarantee
              servicing                           736,804         505,958
            Other                                 309,120         156,548
                                            --------------  --------------
                      Total segments        $  26,208,002      22,979,163
                                            ==============  ==============

Reconciliation of segment data to the consolidated financial statements is as follows:
                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,
                                        -------------------- -------------------
                                          2006      2005       2006      2005
                                        ---------- --------- --------- ---------
Total segment revenues                  $ 148,051   225,102   623,207   532,684
Elimination of intersegment revenues      (43,115)  (30,397) (120,196)  (85,514)
Unsecured debt interest expense            (6,597)   (3,696)  (17,382)   (5,595)
Put option adjustment                      (3,536)       --    (3,821)       --
Corporate activities' revenues, net
  income before taxes                         284     2,780     3,230     5,833
                                        ---------- --------- --------- ---------
    Total consolidated revenues         $  95,087   193,789   485,038   447,408
                                        ========== ========= ========= =========
Total net income before taxes
  of segments                           $  (1,495)  138,201   213,819   286,104
Corporate activities' net income
  before taxes                            (33,960)  (24,749)  (93,650)  (68,455)
                                        ---------- --------- --------- ---------
    Total consolidated net income
    (loss) before taxes                 $ (35,455)  113,452   120,169   217,649
                                        ========== ========= ========= =========

Net corporate revenues included in the previous table are from activities that are not related to the five identified operating segments. The net corporate expenses (included in corporate activities' net income before taxes) include expenses for marketing and other unallocated support services. The net corporate revenues and expenses are not associated with an ongoing business activity as defined by SFAS No. 131 and, therefore, have not been included within the operating segments.

                                             AS OF           AS OF
                                          SEPTEMBER 30,   DECEMBER 31,
                                              2006            2005
                                          -------------   -------------
Total segment assets                      $ 26,208,002      22,979,163
Elimination of intercompany assets            (390,436)       (247,982)
Corporate assets                                73,754          67,441
                                          -------------   -------------
              Total consolidated assets   $ 25,891,320      22,798,622
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   OPERATIONS IS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005. ALL DOLLARS ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS,
                            UNLESS OTHERWISE NOTED).

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used in this report, the words "anticipate," "believe," "estimate," "intend," and "expect" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and changes in the terms of student loans and the educational credit marketplace arising from the implementation of, or changes in, applicable laws and regulations, which may reduce the volume, average term, and costs of yields on student loans under the FFEL Program or result in loans being originated or refinanced under non-FFEL programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. In addition, a larger than expected increase in third party consolidations of our FFELP loans could materially adversely affect our results of operations. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; and changes in prepayment rates, guaranty rates, loan floor rates, and credit spreads. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q, and the uncertain nature of the expected benefits from acquisitions and the ability to successfully integrate operations. Additionally, financial projections may not prove to be accurate and may vary materially. The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report on Form 10-Q or unforeseen events. Although the Company may from time to time voluntarily update its prior forward-looking statements, it disclaims any commitment to do so except as required by securities laws.

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

o STUDENT LOAN AND GUARANTEE SERVICING. The Company services its student loan portfolio and the portfolios of third parties. Servicing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. The Student Loan and Guarantee Servicing segment includes EDULINX, a Canadian subsidiary of the Company that services student loans in Canada. The following table summarizes the Company's loan servicing volumes as of September 30, 2006:

                                       COMPANY   THIRD-PARTY    TOTAL
                                     ----------  -----------  ---------

        FFELP and private loans      $   19,820        8,856     28,676
        Canadian loans (in U.S. $)           --        8,592      8,592
                                     ----------  -----------  ---------
               Total                 $   19,820       17,448     37,268
                                     ==========  ===========  =========

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

o DIRECT MARKETING. The Company provides a wide range of direct marketing products and services to help schools and businesses reach the middle school, high school, college bound high school, college, and/or young adult market places. This segment also provides a suite of education and career-related solutions for families in the areas of education search, test preparation, admissions, financial aid information, and career assistance. In addition, this segment recognizes middle and high school students for exceptional academic success through its publications and scholarships.

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

                                            NINE MONTHS ENDED SEPTEMBER 30,
                            ---------------------------------------------------------------
                                         2006                            2005
                            ------------------------------- -------------------------------
                                          STUDENT                        STUDENT
                                         LOAN AND                        LOAN AND
                               ASSET     GUARANTEE  OTHER      ASSET     GUARANTEE   OTHER
                            MANAGEMENT   SERVICING SEGMENTS  MANAGEMENT  SERVICING  SEGMENTS

 Segment revenues              57.1%      28.7%    14.2%       69.6%     25.0%      5.4%

 Segment net income before
 taxes                         69.4%      22.6%     8.0%       75.5%     21.1%      3.4%

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

The Company's net interest income, or net interest earned on its student loan portfolio, is a significant source of the Company's income and is primarily impacted by the size of the portfolio and the net yield of the assets in the portfolio. The Company's portfolio of FFELP loans originated prior to April 1, 2006 earns interest at the higher of a variable rate based on the special allowance payment (SAP) formula set by the Department and the borrower rate. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. As a result of one of the provisions of HERA, the Company's portfolio of FFELP loans originated on or after April 1, 2006 earns interest at a variable rate based on the SAP formula. For this portfolio of loans, when the borrower rate exceeds the variable rate based on the SAP formula, the Company must return the excess to the Department.

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

The Company's student loan origination and lending activities could be significantly impacted by the repeal of the single holder rule. The single holder rule, which generally restricted a competitor from consolidating loans away from a holder that owns all of a student's loans, was abolished effective June 15, 2006. As a result, a substantial portion of the Company's non-consolidated portfolio could be at risk of being consolidated away by a competitor. On the other hand, the abolition of the rule has also opened up a portion of the rest of the market and provided the Company with the potential to gain market share. As of September 30, 2006, the Company's non-consolidation portfolio was 30.5% of its total portfolio. For the three and nine months ended September 30, 2006 the Company's net consolidation originations were $767.3 million and $1.8 billion, respectively, and the consolidation loans lost to external parties were $342.4 million and $923.6 million, respectively.

The Company's core spread on its portfolio of student loans has decreased from 1.54% to 1.45% for the nine months ended September 30, 2005 and 2006, respectively, and from 1.46% to 1.34% for the three months ended September 30, 2005 and 2006, respectively. This decrease is primarily due to (i) an increase in lower yielding consolidation loans and increase in the consolidation rebate fees; and (ii) the mismatch in the reset frequency between the Company's floating rate assets and floating rate liabilities. During the third quarter 2006, interest rates remained relatively flat as compared to the prior two years in which there was a rising interest rate environment. The Company's core student loan spread benefited in the rising interest rate environment because the Company's cost of funds reset quarterly on the discreet basis while the Company's student loans kept increasing in yield on an average daily basis. See "--Student Loan Portfolio--Student Loan Spread Analysis" for additional information on the Company's core student loan spread. As a result of margin compression on its student loan portfolio and management's continued focus on growing and diversifying fee based revenue, business and asset acquisitions have remained a significant aspect of the Company's strategy.

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

Student Loan and Guarantee Servicing

On October 31, 2005, the Company entered into an agreement to amend an existing contract with CAN. CAN is the Colorado state-designated guarantor of FFELP student loans. Under the agreement, the Company provides student loan servicing and guarantee operations and assumed the operational expenses and employment of certain CAN employees. CAN pays the Company a portion of the gross servicing and guarantee fees as consideration for the Company providing these services on behalf of CAN. The agreement terminates November 1, 2015 and can be extended for an additional 10-year period upon mutual agreement.

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

Direct Marketing

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

Payment Management Services

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

The Company's portfolio of FFELP loans originated prior to April 1, 2006 earns interest at the higher of a variable rate based on the special allowance payment
(SAP) formula set by the Department and the borrower rate. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. As a result of one of the provisions of HERA, the Company's portfolio of FFELP loans originated on or after April 1, 2006 earns interest at a variable rate based on the SAP formula. For the portfolio of loans originated on or after April 1, 2006, when the borrower rate exceeds the variable rate based on the SAP formula, the Company must return the excess to the Department.

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

RECENT DEVELOPMENTS- SPECIAL ALLOWANCE YIELD ADJUSTMENT

Based upon provisions of the Higher Education Act, and related interpretations by the Department, loans financed prior to September 30, 2004 with tax-exempt obligations originally issued prior to October 1, 1993 are entitled to receive special allowance payments equal to a 9.5% minimum rate of return (the "9.5% Floor"). Of the $3.1 billion in loans held by the Company as of September 30, 2006 that the Company has determined are eligible to receive the 9.5% Floor, approximately $2.5 billion in loans were purchased prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently funded with the proceeds of taxable obligations, without retiring the tax-exempt obligations. (This $2.5 billion portfolio excludes $0.2 billion of 9.5% Floor loans purchased from LoanSTAR that were also purchased prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently funded with taxable obligations.) Interest income that is generated from this $2.5 billion portfolio in excess of income based upon standard special allowance rates is referred to by the Company as the special allowance yield adjustment. In June 2005, the OIG commenced an audit of the portion of the Company's student loan portfolio receiving 9.5% Floor special allowance payments. On September 29, 2006, the Company received a copy of the final audit report from the OIG related to this audit.

The final audit report contained a finding by the OIG that an increase in the amount of 9.5% special allowance payments that have been received by the Company was based on what the OIG deemed to be ineligible loans. Such loans are deemed by the OIG to be ineligible for 9.5% special allowance payments due to interpretive issues related to the legal characterization of refinancing transfers of qualifying loans from a trust for tax-exempt financing obligations originally issued prior to October 1, 1993 to trusts for taxable obligations, and the extent to which sales of qualifying loans can result in qualification of additional loans. The audit report also contains a recommendation by the OIG that the Department require the Company to calculate and return what the OIG deems to be overpayments attributable to the deemed ineligible loans, and instruct the Company to exclude such loans from future claims for 9.5% special allowance payments.

On October 6, 2006, the Company received a letter from the Department related to the audit report. The Department's letter indicated that, until the issues raised by the OIG audit report are resolved, the Department will pay future regular special allowance payments on the underlying loans at the generally applicable statutory rate, and not the 9.5% special allowance rate. The letter also stated that if resolution of the audit upholds the propriety of the Company's billings for special allowance payments at the 9.5% minimum rate, the Department will pay the withheld amounts. As a result of this letter, the Company deferred the special allowance yield adjustment earned for the three months ended September 30, 2006 of $8.9 million.

See note 2, "Recent Developments," in the accompanying financial statements for additional information related to the Company's 9.5% portfolio and the OIG audit.

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

In September 2005, the Company was re-designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company receives 100% reimbursement (99% reimbursement effective July 1, 2006) on all eligible FFELP default claims submitted for reimbursement during a 12-month period (June 1, 2005 through May 31, 2006). Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are eligible for the 100% reimbursement (99% reimbursement effective July 1, 2006). As of September 30, 2006, more than 99% of the Company's federally insured loans were serviced by providers designated as Exceptional Performers. If the Company or a third party servicer were to lose its Exceptional Performer designation, either by a legislative discontinuance of the program or the Company or third party servicer not meeting the required servicing standards or failing to get re-designated during the annual application process, loans serviced by the Company or such third party would become subject to the 2% risk sharing for all claims submitted after loss of the designation (3% risk sharing effective for all loans first disbursed on and after July 1, 2006).

In June 2006, the Company submitted its application for Exceptional Performer redesignation to the Department. Until the Department confirms or denies the Company's application for renewal, the Company continues to receive the benefit of the Exceptional Performer designation. It is the opinion of the Company's management, based on information currently known, that there is no reason to believe the Company's application will be rejected. If the Department rejected the Company's application for Exceptional Performer status, the Company would have to establish a provision for loan losses related to the risk sharing on those loans that the Company services internally. Based on the balance of federally insured loans outstanding as of September 30, 2006, this provision would be approximately $13.8 million.

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

OTHER FEE-BASED INCOME - Other fee-based income primarily consists of borrower late fee income, providing payment management services, and the sale of academic publications, lists, leads, and online academic services. Borrower late fee income earned by the Company's education lending subsidiaries is recognized when payments are collected from the borrower. Fees for payment management services are recognized over the period in which services are provided to customers. Revenue from the sale of academic publications, lists, leads, and online services is recognized when the products are shipped/delivered or over the term of the subscription period.

SOFTWARE SERVICES - Software services income is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products. Computer and software consulting services are recognized over the period in which services are provided to customers.

Other income also includes the derivative market value and foreign currency adjustments and derivative net settlements from the Company's derivative instruments and Euro Notes as further discussed in Item 3, "Quantitative and Qualitative Disclosures about Market Risk." In addition, the change in the fair value of put options (issued as part of the consideration for certain business combinations) is included in other income.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

INTEREST INCOME. Interest income for the three months ended September 30, 2006 increased $166.9 million compared to the same period in 2005 as reflected in the following table and explained below.
                                     THREE MONTHS ENDED
                                        SEPTEMBER 30,             CHANGE
                                    ----------------------  -----------------
                                       2006       2005       DOLLARS   PERCENT
                                    ----------- ----------  --------- -------

Loan interest, excluding special
     allowance yield adjustment     $  441,678    251,609    190,069    75.5 %
Special allowance yield adjustment          --     21,766    (21,766) (100.0)
Consolidation rebate fees              (39,974)   (25,584)   (14,390)  (56.2)
Amortization of loan premiums and
     deferred origination costs        (21,568)   (20,041)    (1,527)   (7.6)
                                    ----------- ----------  ---------
     Total loan interest               380,136    227,750    152,386    66.9
Investment interest                     25,986     11,491     14,495   126.1
                                    ----------- ----------  ---------
     Total interest income          $  406,122    239,241    166,881    69.8
                                    =========== ==========  =========

o The average student loan portfolio increased $6.5 billion, or 42%, for the three months ended September 30, 2006 compared to 2005. When excluding the special allowance yield adjustment, the student loan yield increased to 7.91% in 2006 from 6.39% in 2005. This increase in the student loan yield is a result of a rising interest rate environment and is offset by an increase in the percentage of lower yielding consolidation loans to the total portfolio. Loan interest income, excluding the special allowance yield adjustment, increased $190.1 million as a result of these factors.

o The special allowance yield adjustment, which reflects interest income in excess of special allowance payments had loans earned at statutorily defined rates under a taxable financing, decreased $21.8 million. As discussed in note 2 to the financial statements in this Quarterly Report, the Company deferred recognition of the portion of the 9.5% special allowance payments currently being withheld by the Department during the three months ended September 30, 2006.

o Consolidation rebate fees increased due to the $5.5 billion increase in the consolidation loan portfolio to $15.7 billion at September 30, 2006 from $10.2 billion at September 30, 2005.

o Amortization of loan premiums and deferred origination costs increased as a result of the growth in the student loan portfolio.

o Investment interest income has increased as a result of an increase in cash, cash equivalents, and investments from student loan growth and business combinations, and as a result of the rising interest rate environment.

INTEREST EXPENSE. Interest on bonds and notes payable for the three months ended September 30, 2006 increased $173.5 million compared to the same period in 2005 as reflected in the following table and explained below.

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,            CHANGE
                                               ---------------------  ------------------
                                                  2006      2005        DOLLARS   PERCENT
                                               ---------- ----------  ---------  -------

Interest expense on debt funding loan assets   $ 327,169    157,015    170,154    108.4 %
Interest expense on debt funding operations        6,597      3,653      2,944     80.6
Other                                                 --       (425)       425    100.0
                                               ---------- ----------  ---------
     Total interest expense                    $ 333,766    160,243    173,523    108.3
                                               ========== ==========  =========

o Average debt increased approximately $7.3 billion, or 44%, for the three months ended September 30, 2006 compared to 2005 and the Company's cost of funds increased to 5.44% for the three months ended September 30, 2006 up from 3.76% for the same period a year ago. Together these two factors resulted in a $170.2 million increase in interest expense related to debt used to fund the Company's loan assets.

o Interest expense increased approximately $2.7 million as a result of increased borrowings on the Company's unsecured operating line of credit. The average outstanding balance on this credit facility was $161.3 million during the three months ended September 30, 2006. The Company had no borrowings on its unsecured operating line during the same period in 2005.

LOAN AND GUARANTEE SERVICING INCOME. Loan and guarantee servicing income has increased $11.0 million for the three months ended September 30, 2006 compared to the same period in 2005. Several factors have contributed to this change as follows:

Three months ended September 30, 2005                                  $ 37,459

    Acquisition-related activities:
       Acquisition of private loan servicing operations (FirstMark)       2,748

       Expansion of guarantee servicing operations related
          to amended agreement with CAN                                   6,992

    Existing operations:
       Increase in loan servicing revenue from Canadian operations (a)    1,387

       Decrease in loan servicing revenue from U.S. operations (b)         (350)

       Other                                                                226
                                                                       ---------
Three months ended September 30, 2006                                  $ 48,462
                                                                       =========

(a) The increase in loan servicing revenue from Canadian operations is the result of an increase in the volume of loans serviced and an increase in certain servicing rates effective in April 2006.

(b) The decrease in loan servicing revenue from U.S. operations is the result of the Company acquiring loans from third party lenders that were serviced by the Company prior to the acquisition of such loans. This decrease is offset by servicing volume added as a result of the acquisitions of LoanSTAR, CAN, and Chela.

OTHER FEE-BASED INCOME. Other fee-based income has increased $20.7 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Other fee-based income consists primarily of income from the Company's payment management and direct marketing segments. Detail of the change in other fee-based income is as follows:


    Three months ended September 30, 2005                           $ 10,503

       Acquisition-related activities:
          Acquisition of payment management company (infiNET)          1,513

          Acquisition of direct marketing companies
            CUnet                                                     11,556
            Peterson's                                                 5,230

       Existing operations:
          Increased list sales due to customer demand                  1,236

          Increased payment management fees due to increased volume      869

          Increased borrower late fee income due to student
          loan portfolio growth                                          524

          Other                                                         (210)
                                                                    ---------
    Three months ended September 30, 2006                           $ 31,221
                                                                    =========

SOFTWARE SERVICES INCOME. Software services income has increased $2.4 million from $2.0 million for the three months ended September 30, 2005 to $4.4 million for the three months ended September 30, 2006. Software services income increased $2.7 million as a result of the acquisition of 5280. Maintenance and enhancement fee revenues on the Company's existing operations decreased as a result of decreased specialty software consulting.

OTHER INCOME. Other income increased $11.1 million from $2.5 million for the three months ended September 30, 2005 to $13.6 million for the three months ended September 30, 2006. Other income for the three months ended September 30, 2006 includes income of $11.7 million from the sale of loan assets as described in note 3 to the financial statements in this Quarterly Report. In addition, income from equity method investments has decreased $0.6 million as the result of the Company's acquisition of the remaining 50% interests in infiNET, 5280, and Firstmark as discussed in this Quarterly Report under "Business and Asset Acquisitions." The revenues from these companies are now classified as discussed in the results of operations above.

DERIVATIVE MARKET VALUE, FOREIGN CURRENCY, AND PUT OPTION ADJUSTMENTS. The components of the derivative market value, foreign currency, and put option adjustments for the three months ended September 30, 2006 and 2005 are as follows:

                                                             2006       2005
                                                          ---------  ---------
Interest rate swaps, basis swaps, and
  interest rate floor contracts (a)                       $ (71,136)   65,382
Re-measurement of Euro Notes (b)                              7,113        --
Cross-currency interest rate swaps (b)                      (12,382)       --
Put option agreements ( c)                                   (3,536)       --
                                                          ---------  ---------
Derivative market value, foreign currency, and
put option adjustments                                    $ (79,941)   65,382
                                                          =========  =========

           (a) The Company's derivative instruments do not qualify for hedge accounting under the provisions of SFAS No. 133. As such, the change in fair value each reporting period is recognized in the statement of operations.

           (b) In February and May 2006, the Company consummated debt offerings of student loan asset-backed notes that included notes denominated in Euros with variable interest rates based on a spread to EURIBOR (the "Euro Notes"). The Company re-measures the Euro Notes to U.S. dollars at each balance sheet date and the change in value is recognized in the statement of operations. Concurrently with the issuances of the Euro Notes, the Company entered into cross-currency interest rate swaps. These derivative instruments do not qualify for hedge accounting and, accordingly, the change in fair value of these instruments is recognized in the statement of operations.

           (c) In connection with the acquisitions of 5280 in December 2005 and FACTS in January 2006, the Company issued stock subject to put option arrangements whereby the holders of such shares can require the Company to repurchase the shares at a defined price. The Company records the put options at fair value at each balance sheet date and the change in value is recognized in the statement of operations.

DERIVATIVE SETTLEMENTS, NET. The components of derivative settlements for the three months ended September 30, 2006 and 2005 are as follows:

                                                   2006       2005
                                                ----------  ---------
        Interest rate swaps and basis swaps     $  12,081     (2,962)
        Cross-currency interest rate swaps         (5,115)        --
        Other (a)                                  (1,993)        --
                                                ----------  ---------
        Derivative settlements, net             $   4,973     (2,962)
                                                ==========  =========

           (a) In September 2006, the Company issued CENts as discussed in note 6 to the financial statements in this Quarterly Report. The Company entered into a derivative instrument to economically lock into a fixed interest rate of 7.65% prior to actual pricing of the transaction. Between entering into this derivative and pricing of the CENts, interest rates dropped, and as a result, the Company paid $2.0 million to terminate this derivative instrument. The fixed interest rate on the CENts is 7.40% through September 30, 2011.

OPERATING EXPENSES. Operating expenses increased $49.9 million from $78.9 million for the three months ended September 30, 2005 to $128.8 million in 2006. Operating expenses of the Company's acquisitions, in which there were no comparable operations during the three months ended September 30, 2005, resulted in $44.5 million of this increase which is summarized in the following table:

                                         THREE                      NET CHANGE         THREE
                                     MONTHS ENDED      IMPACT OF      AFTER         MONTHS ENDED
                                  SEPTEMBER 30, 2005 ACQUISITIONS  ACQUISITIONS  SEPTEMBER 30, 2006
                                  ------------------ ------------  ------------  ------------------
Salaries and benefits               $     44,311         16,819         4,253         65,383
Other expenses                            32,705         22,689         1,531         56,925
Amortization of intangible assets          1,919          4,970          (355)         6,534
                                  ------------------ ------------  ------------  ------------------
      Total operating expenses      $     78,935         44,478         5,429        128,842
                                  ================== ============  ============  ==================

The increase in operating expenses after adjusting for the impact of acquisitions was $5.4 million. This increase was a result of i) increased costs to develop systems to support a larger organizational structure and ii) organic growth of the organization, specifically that of the Company's school based marketing efforts. The Company's costs to develop its corporate structure include projects such as recruitment, development, and retention of intellectual capital and technology enhancements to support a larger, more diversified customer and employee base.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

INTEREST INCOME. Interest income for the nine months ended September 30, 2006 increased $492.5 million compared to the same period in 2005 as reflected in the following table and explained below.
                                       NINE MONTHS ENDED
                                        SEPTEMBER 30,             CHANGE
                                   ------------------------ -------------------
                                       2006        2005      DOLLARS    PERCENT
                                   ------------  ---------- ---------- --------
Loan interest, excluding special
     allowance yield adjustment    $ 1,221,488     664,965    556,523     83.7 %
Special allowance yield adjustment      24,460      77,427    (52,967)   (68.4)
Consolidation rebate fees             (112,855)    (70,803)   (42,052)   (59.4)
Amortization of loan premiums and
     deferred origination costs        (64,555)    (52,370)   (12,185)   (23.3)
                                   ------------  ---------- ----------
     Total loan interest             1,068,538     619,219    449,319     72.6
Investment interest                     69,841      26,643     43,198    162.1
                                   ------------  ---------- ----------
     Total interest income         $ 1,138,379     645,862    492,517     76.3
                                   ============  ========== ==========

o The average student loan portfolio increased $6.5 billion, or 44%, for the nine months ended September 30, 2006 compared to 2005. When excluding the special allowance yield adjustment, the student loan yield increased to 7.68% in 2006 from 6.02% in 2005. This increase in the student loan yield is a result of a rising interest rate environment and is offset by an increase in the percentage of lower yielding consolidation loans to the total portfolio. Loan interest income, excluding the special allowance yield adjustment, increased $556.5 million as a result of these factors.

o The special allowance yield adjustment, which reflects interest income in excess of special allowance payments had loans earned at statutorily defined rates under a taxable financing, decreased $53.0 million. This decrease is due to an increase in interest rates, which decreases the excess special allowance payments over the statutorily defined rates under a taxable financing, and a decrease in the portfolio of loans earning the special allowance yield adjustment. In addition, as discussed in note 2 to the financial statements in this Quarterly Report, the Company deferred recognition of the portion of the 9.5% special allowance payments currently being withheld by the Department during the three months ended September 30, 2006.

o Consolidation rebate fees increased due to the $5.5 billion increase in the consolidation loan portfolio to $15.7 billion at September 30, 2006 from $10.2 billion at September 30, 2005.

o Amortization of loan premiums and deferred origination costs increased as a result of the growth in the student loan portfolio.

o Investment interest income has increased as a result of an increase in cash, cash equivalents, and investments from student loan growth and business combinations, and as a result of the rising interest rate environment.

INTEREST EXPENSE. Interest on bonds and notes payable for the nine months ended September 30, 2006 increased $495.5 million compared to the same period in 2005 as reflected in the following table and explained below.

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,            CHANGE
                                             --------------------  ------------------
                                                2006      2005      DOLLARS   PERCENT
                                             ---------- ---------  ---------  -------

Interest expense on debt funding loan assets  $876,177   393,539    482,638    122.6 %
Interest expense on debt funding operations     17,382     5,464     11,918    218.1
Other                                               --      (958)       958    100.0
                                             ---------- ---------  ---------
     Total interest expense                   $893,559   398,045    495,514    124.5
                                             ========== =========  =========

o Average debt increased approximately $7.3 billion, or 47%, for the nine months ended September 30, 2006 compared to 2005 and the Company's cost of funds increased to 5.10% for the nine months ended September 30, 2006 up from 3.36% for the same period a year ago. Together these two factors resulted in a $482.6 million increase in interest expense related to debt used to fund the Company's loan assets.

o The Company issued $275.0 million of unsecured fixed-rate debt in May 2005 which resulted in an increase in the Company's interest expense of $5.8 million for the nine months ended September 30, 2006 compared to 2005. Interest expense also increased approximately $5.8 million as a result of increased borrowings on the Company's operating line of credit. The average outstanding balance on this credit facility was $137.7 million during the nine months ended September 30, 2006 as compared to $9.3 million in 2005.

LOAN AND GUARANTEE SERVICING INCOME. Loan and guarantee servicing income has increased $30.3 million for the nine months ended September 30, 2006 compared to the same period in 2005. Several factors have contributed to this change as follows:

Nine months ended September 30, 2005                                   $109,313

    Acquisition-related activities:
       Acquisition of private loan servicing operations (FirstMark)       7,227

       Expansion of guarantee servicing operations related to
         amended agreement with CAN                                      20,375

    Existing operations:
       Increase in loan servicing revenue from Canadian operations (a)    4,810

       Decrease in loan servicing revenue from U.S. operations (b)       (1,675)

       Other                                                               (472)
                                                                       ---------
Nine months ended September 30, 2006                                   $139,578
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

OTHER FEE-BASED INCOME. Other fee-based income has increased $42.6 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Other fee-based income consists primarily of income from the Company's payment management and direct marketing segments. Details of the change in other fee-based income are as follows:

   Nine months ended September 30, 2005                              $22,886

       Acquisition-related activities:
          Acquisition of payment management companies:
             FACTS                                                    14,143
             infiNET                                                   3,245

          Acquisition of direct marketing companies:
             SMG                                                       4,624
             NHR                                                       1,092
             CUnet                                                    11,556
             Peterson's                                                5,230
       Existing operations:
          Increased list sales due to customer demand                  1,035

          Increased payment management fees due to increased volume      869

          Increased borrower late fee income due to student
            loan portfolio growth                                      1,659

          Decreased merchandise revenue (a)                           (1,349)

          Other                                                          460
                                                                     --------
    Nine months ended September 30, 2006                             $65,450
                                                                     ========

        (a) The decrease in merchandise revenue is the result of decreased sales efforts targeted at certain customers with a low profit margin.

SOFTWARE SERVICES INCOME. Software services income has increased $5.0 million from $6.8 million for the nine months ended September 30, 2005 to $11.8 million for the nine months ended September 30, 2006. Software services income increased $7.0 million as a result of the acquisition of 5280. Maintenance and enhancement fee revenues on the Company's existing operations decreased as a result of decreased specialty software consulting.

OTHER INCOME. Other income has increased $13.1 million from $5.4 million for the nine months ended September 30, 2005 to $18.5 million for the nine months ended September 30, 2006. Other income for the nine months ended September 30, 2006 includes income of $13.5 million from the sale of certain loan assets as described in note 3 to the financial statements in this Quarterly Report. In addition, income from equity method investments has decreased $0.9 million as the result of the Company's acquisition of the remaining 50% interests in infiNET, 5280, and Firstmark as discussed in this Quarterly Report under "Business and Asset Acquisitions." The revenues from these companies are now classified as discussed in the results of operations above.

DERIVATIVE MARKET VALUE, FOREIGN CURRENCY, AND PUT OPTION ADJUSTMENTS. The components of the derivative market value, foreign currency, and put option adjustments for the nine months ended September 30, 2006 and 2005 are as follows:

                                                       2006       2005
                                                    ---------- ----------
Interest rate swaps, basis swaps, and
interest rate floor contracts (a)                        (576)    74,300
Re-measurement of Euro Notes (b)                      (30,942)        --
Cross-currency interest rate swaps (b)                 23,774         --
Put option agreements ( c)                             (3,821)        --
                                                    ---------- ----------
Derivative market value, foreign currency, and
put option adjustments                                (11,565)    74,300
                                                    ========== ==========

         (a) The Company's derivative instruments do not qualify for hedge accounting under the provisions of SFAS No. 133. As such, the change in fair value each reporting period is recognized in the statement of operations.

         (b) In February and May 2006, the Company consummated debt offerings of student loan asset-backed notes that included notes denominated in Euros with variable interest rates based on a spread to EURIBOR (the "Euro Notes"). The Company re-measures the Euro Notes to U.S. dollars at each balance sheet date and the change in value is recognized in the statement of operations. Concurrently with the issuances of the Euro Notes, the Company entered into cross-currency interest rate swaps. These derivative instruments do not qualify for hedge accounting and, accordingly, the change in fair value of these instruments is recognized in the statement of operations.

         (c) In connection with the acquisitions of 5280 in December 2005 and FACTS in January 2006, the Company issued stock subject to put option arrangements whereby the holders of such shares can require the company to repurchase the shares at a defined price. The Company records the put options at fair value at each balance sheet date and the change in value is recognized in the statement of operations.

DERIVATIVE SETTLEMENTS, NET. The components of derivative settlements for the nine months ended September 30, 2006 and 2005 are as follows:

                                                    2006      2005
                                                ----------  ---------
Interest rate swaps and basis swaps             $  28,495    (19,049)
Cross-currency interest rate swaps                (10,083)        --
Other (a)                                          (1,993)        --
                                                ----------  ---------
Derivative settlements, net                     $  16,419    (19,049)
                                                ==========  =========

         (a) In September 2006, the Company issued CENts as discussed in note 6 to the financial statements in this Quarterly Report. The Company entered into a derivative instrument to economically lock into a fixed interest rate of 7.65% prior to actual pricing of the transaction. Between entering into this derivative and pricing of the CENts, interest rates dropped, and as a result, the Company paid $2.0 million to terminate this derivative instrument. The fixed interest rate on the CENts is 7.40% through September 30, 2011.

OPERATING EXPENSES. Operating expenses increased $127.2 million from $224.2 million for the nine months ended September 30, 2005 to $351.4 million in 2006. Operating expenses of the Company's acquisitions, in which there were no comparable operations during the nine months ended September 30, 2005, resulted in $113.8 million of this increase which is summarized in the following table:

                                  NINE                         NET CHANGE        NINE
                               MONTHS ENDED      IMPACT OF       AFTER        MONTHS ENDED
                            SEPTEMBER 30, 2005  ACQUISITIONS   ACQUISTIONS  SEPTEMBER 30, 2006
                            ------------------ ------------  ------------- -----------------
Salaries and benefits          $   123,615         49,243        12,416         185,274
Other expenses                      95,936         49,746         2,077         147,759
Amortization of intangible
 assets                              4,651         14,819        (1,142)         18,328
                              --------------  --------------  ------------  --------------
     Total operating expenses  $   224,202        113,808        13,351         351,361
                              ==============  ==============  ============  ==============

The increase in operating expenses after adjusting for the impact of acquisitions was $13.4 million. This increase was a result of the following:

o Increased costs related to the Company's asset generation activities, specifically its consolidation loan portfolio, during the first six months of 2006, resulted in increased operating expenses of approximately $3.7 million.

o The remaining increase of approximately $9.7 million is the result of i) increased costs to develop systems to support a larger organizational structure and ii) organic growth of the organization, specifically that of the Company's school based marketing efforts. The Company's costs to develop its corporate structure include projects such as recruitment, development, and retention of intellectual capital and technology enhancements to support a larger, more diversified customer and employee base.

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

The following table provides a reconciliation of GAAP net income to base and adjusted base net income.

                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                 ---------------------  ---------------------
                                                     2006      2005       2006        2005
                                                 ----------- ---------  ---------  ----------
GAAP net income (loss) (a)                        $ (22,354)   72,132     75,465     138,446
Base adjustments:
     Derivative market value, foreign currency,
       and put option adjustments                    79,941   (65,382)    11,565     (74,300)
     Amortization of intangible assets                6,534     1,919     18,328       4,651
     Non-cash stock based compensation
       related to business combinations                 476        --      1,271          --
     Variable-rate floor income                          --        --         --          --
                                                 ----------- ---------  ---------  ----------
Total base adjustments before income taxes           86,951   (63,463)    31,164     (69,649)
Net tax effect (c)                                  (31,698)   24,116    (10,391)     26,467
                                                 ----------- ---------  ---------  ----------
Total base adjustments                               55,253   (39,347)    20,773     (43,182)
                                                 ----------- ---------  ---------  ----------
     Base net income (a)                             32,899    32,785     96,238      95,264

Adjustments to base net income:
     Special allowance yield adjustment (b)              --   (21,766)   (24,460)    (77,427)
     Derivative settlements, net                     (7,909)    2,644    (19,794)     16,961
                                                 ----------- ---------  ---------  ----------
Total adjustments to base net income
       before income taxes                           (7,909)  (19,122)   (44,254)    (60,466)
Net tax effect (c)                                    3,006     7,266     16,817      22,977
                                                 ----------- ---------  ---------  ----------
Total adjustments to base net income                 (4,903)  (11,856)   (27,437)    (37,489)
                                                 ----------- ---------  ---------  ----------
     Adjusted base net income (a)                 $  27,996    20,929     68,801      57,775
                                                 =========== =========  =========  ==========

Earnings (loss) per share, basic and diluted:
     GAAP net income (loss) (a)                   $   (0.42)     1.34       1.40        2.58
     Total base adjustments                            1.04     (0.73)      0.38       (0.81)
                                                 ----------- ---------  ---------  ----------

          Base net income (a)                          0.62      0.61       1.78        1.77

     Total adjustments to base net income             (0.10)    (0.22)     (0.50)      (0.70)
                                                 ----------- ---------  ---------  ----------

       Adjusted base net income (a)               $    0.52      0.39       1.28        1.07
                                                 =========== =========  =========  ==========

-----------------------------------------------

(a) Includes expense of $6.9 million ($4.3 million or $0.08 per share after tax) for the nine months ended September 30, 2006 to increase the Company's allowance for loan losses due to a provision in the Deficit Reduction Act that increased risk sharing for student loan holders by one percent on FFELP loans. This expense was recognized by the Company in the first quarter 2006.

(b) As discussed in note 2 to the financial statements in this Quarterly Report, pending satisfactory resolution of the October 6, 2006 letter from the Department related to the audit report by the OIG regarding certain loans receiving the 9.5% special allowance payments, the Company has determined to defer recognition of the 9.5% special allowance payments which the Department is currently withholding payment. Income from these 9.5% special allowance payments would have been $8.9 million ($5.5 million or $0.10 per share after tax) for the three months ended September 30, 2006.

(c) Tax effect computed at 38%. The change in the value of the put option is not tax effected as this is not deductible for income tax purposes.

Base net income is a non-GAAP financial measure and may not be comparable to similarly titled measures reported by other companies. The Company's base net income presentation does not represent another comprehensive basis of accounting. A more detailed discussion of the differences between GAAP and base net income follows.

DERIVATIVE MARKET VALUE, FOREIGN CURRENCY, AND PUT OPTION ADJUSTMENTS: Base net income excludes the periodic unrealized gains and losses caused by the change in market value on those derivatives in which the Company does not qualify for hedge accounting. The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133 and thus may adversely impact earnings.

Base net income also excludes the foreign currency transaction gain or loss caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars and the change in the market value of put options issued by the Company for certain business acquisitions.

AMORTIZATION OF INTANGIBLE ASSETS: Base net income excludes the amortization of acquired intangibles.

NON-CASH STOCK BASED COMPENSATION RELATED TO BUSINESS COMBINATIONS: The Company has structured certain business combinations in which the stock consideration paid has been dependent on the sellers' continued employment with the Company. As such, the value of the consideration paid is recognized as compensation expense by the Company over the term of the applicable employment agreement. Base net income excludes this expense.

VARIABLE-RATE FLOOR INCOME: Loans that reset annually on July 1 can generate excess spread income as compared to the rate based on the special allowance payment formula in declining interest rate environments. The Company refers to this additional income as variable-rate floor income. There was no variable-rate floor income during the three and nine months ended September 30, 2006 and 2005.

FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2006 COMPARED TO DECEMBER 31, 2005


                                             AS OF         AS OF              CHANGE
                                          SEPTEMBER 30, DECEMBER 31,  --------------------
                                              2006          2005         DOLLARS   PERCENT
                                          ------------  ------------  ------------ -------
ASSETS:
Student loans receivable, net             $ 22,933,718    20,260,807    2,672,911    13.2 %
Cash, cash equivalents, and investments      1,810,839     1,645,797      165,042    10.0
Goodwill                                       188,603        99,535       89,068    89.5
Intangible assets                              169,824       153,117       16,707    10.9
Fair value of derivative instruments, net       97,383        82,766       14,617    17.7
Other assets                                   690,953       556,600      134,353    24.1
                                          ------------  ------------  ------------
     Total assets                         $ 25,891,320    22,798,622    3,092,698    13.6
                                          ============  ============  ============

LIABILITIES:
Bonds and notes payable                   $ 24,690,245    21,673,620    3,016,625    13.9
Other liabilities                              519,814       474,884       44,930     9.5
                                          ------------  ------------  ------------
     Total liabilities                      25,210,059    22,148,504    3,061,555    13.8

Minority interest                                   --           626         (626) (100.0)

SHAREHOLDERS' EQUITY                           681,261       649,492       31,769     4.9
                                          ------------  ------------  ------------
     Total liabilities and
         shareholders' equity             $ 25,891,320    22,798,622    3,092,698    13.6
                                          ============  ============  ============

Total assets increased primarily due to an increase in student loans receivable. The Company originated D] and acquired $5.4 billion of student loans during the nine months ended September 30, 2006, offset by repayments and loan sales of approximately $2.7 billion. Fair value of derivative instruments experienced a net increase of $23.2 million due to the change in the fair value of the Company's derivative instruments as a result of a change in the forward yield curve and currency fluctuations. In addition, the Company entered into certain interest rate floor contracts during 2006 which resulted in a $8.6 million decrease in the fair value of the Company's derivative instruments. Goodwill and intangible assets increased as a result of the 2006 acquisitions. Total liabilities increased primarily because of an increase in bonds and notes payable, resulting from additional borrowings to fund growth in student loans. Also, in September 2006, the Company issued $200.0 million of unsecured debt under its universal shelf registration statement. In addition, during 2006, the amount of borrowings under its unsecured line of credit increased $124.0 million, primarily to fund general operations, business acquisitions, and to repurchase stock. Shareholders' equity increased as a result of net income of $75.5 million and the issuance of common stock as consideration for the acquisitions of FACTS and infiNET in 2006. These increases were offset as a result of the Company repurchasing 1.9 million shares of its Class A common stock for $62.4 million.

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

OPERATING LINES OF CREDIT

The Company uses its line of credit agreements primarily for general operating purposes, to fund certain asset and business acquisitions, and to repurchase stock under the Company's stock repurchase program. As of September 30, 2006 the Company had outstanding a $500.0 million unsecured line of credit which terminates on August 19, 2010. The Company had $214.0 million of outstanding borrowings and $286.0 million of available capacity under this facility as of September 30, 2006. In addition, EDULINX has a credit facility agreement with a Canadian financial institution for approximately $11.3 million ($12.6 million in Canadian dollars) that is cancelable by either party upon demand. The Company had no borrowings under the EDULINX facility as of September 30, 2006.

SECURED FINANCING TRANSACTIONS

The Company relies upon secured financing vehicles as its most significant source of funding for student loans on a long-term basis. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. The Company's rights to cash flow from securitized student loans are subordinate to bondholder interests and may fail to generate any cash flow beyond what is due to bondholders. The Company's secured financing vehicles are loan warehouse facilities and asset-backed securitizations.


LOAN WAREHOUSE FACILITIES

In August 2006, the Company established a $5.0 billion loan warehouse program under which it will issue one or more short-term extendable secured liquidity notes (the "Secured Liquidity Notes"). Each Secured Liquidity Note will be issued at a discount or an interest-bearing basis having an expected maturity of between 1 and 307 days (each, an "Expected Maturity") and a final maturity of 90 days following the Expected Maturity. The Secured Liquidity Notes issued as interest-bearing notes may be issued with fixed interest rates or with interest rates that fluctuate based upon a one-month LIBOR rate, a three-month LIBOR rate, a commercial paper rate, or a federal funds rate. The Secured Liquidity Notes are not redeemable by the Company nor subject to voluntary prepayment prior to the Expected Maturity date. The Secured Liquidity Notes are secured by FFELP loans purchased in connection with the program. As of September 30, 2006, the Company has $1.3 billion of Secured Liquidity Notes outstanding and $3.7 billion of capacity remaining under this warehouse program.

In addition to the Secured Liquidity Notes, the Company had a loan warehousing capacity of $6.5 billion as of September 30, 2006, of which $4.4 billion was outstanding and $2.1 billion was available for future use, through 364-day commercial paper conduit programs. These conduit programs mature in 2007 through 2009; however, they must be renewed annually by underlying liquidity providers. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements, and therefore the Company does not believe the renewal of these contracts presents a significant risk to its liquidity.

As a result of establishing the Secured Liquidity Notes loan warehouse program, the Company had a total loan warehousing capacity of $11.5 billion as of September 30, 2006, an increase of $3.9 billion from $7.6 billion as of June 30, 2006. As of September 30, 2006, the Company had $5.7 billion outstanding under its loan warehouse programs and $5.8 billion was available for future use. Management believes the Company's warehouse facilities allow for expansion of liquidity and capacity for student loan growth and should provide adequate liquidity to fund the Company's student loan operations for the foreseeable future.

Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. The Company uses its large warehousing capacity to pool student loans in order to maximize loan portfolio characteristics for efficient financing and to properly time market conditions for movement of the loans. Generally, loans that best fit long-term financing vehicles are selected to be transferred into long-term securitizations. Because transferring those loans to a long-term securitization includes certain fixed administrative costs, the Company maximizes its economies of scale by executing large transactions.

ASSET-BACKED SECURITIZATIONS

Of the $24.7 billion of debt outstanding as of September 30, 2006, $18.3 billion was issued under asset-backed securitizations. On February 21, 2006, and May 18, 2006, the Company completed asset-backed securities transactions totaling $2.0 billion and $2.1 billion, respectively. These transactions included (euro)773.2 million of notes issued with initial spreads to the 3-month EURIBOR. This represents the Company's first asset-backed securities offerings with Euro denominated notes. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction procedure. The interest rate on student loans being financed is generally set based upon a spread to commercial paper or U.S. Treasury bills.

UNIVERSAL SHELF OFFERINGS

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

On September 27, 2006 the Company consummated a debt offering under its universal shelf consisting of $200.0 million aggregate principal amount of Capital Efficient Notes ("CENts"). The CENts are unsecured obligations of the Company. The interest rate on the CENts from the date they were issued through September 28, 2011 is 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the "scheduled maturity date", the interest rate on the CENts will be equal to three-month LIBOR plus 3.375%, payable quarterly. The principal amount of the CENts will become due on the scheduled maturity date only to the extent that the Company has received proceeds from the sale of certain qualifying capital securities prior to such date (as defined in the CENts' prospectus). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the prospectus, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the CENts in full whether or not the Company has sold qualifying capital securities. At the Company's option, the CENts are redeemable in whole at any time or in part from time to time at the redemption price described in the prospectus supplement.

The proceeds from these unsecured debt offerings were or will be used by the Company to fund general business operations, certain asset and business acquisitions, and the repurchase of stock under the Company's stock repurchase plan. As of September 30, 2006, the Company has $275.0 million remaining under its universal shelf.

The following table summarizes the Company's bonds and notes outstanding as of September 30, 2006:

                                                                       INTEREST RATE
                                            CARRYING     PERCENT OF  RANGE ON CARRYING          FINAL
                                             AMOUNT        TOTAL           AMOUNT             MATURITY
                                          -------------  ----------  -----------------  -------------------
Variable-rate bonds and notes (a):
    Bond and notes based on indices (b)   $ 15,076,211     61.1 %      3.12%  -6.19%    10/17/06 - 05/01/42
    Bond and notes based on auction          2,770,020     11.2        3.58%  -5.45%    11/01/09 - 07/01/43
                                          -------------  -------
      Total variable-rate bonds and notes   17,846,231     72.3
Commercial paper and other                   5,636,576     22.8        4.77%  -5.36%    01/05/07 - 09/02/09
Fixed-rate bonds and notes (a)                 444,147      1.8        5.20%  -6.68%    11/01/06 - 05/01/29
Unsecured fixed-rate debt                      475,000      1.9        5.13%  -7.40%    06/01/10 - 09/29/36
Other borrowings                               288,291      1.2        5.69%  -5.77%    06/29/07 - 08/19/10
                                          -------------  -------
    Total                                 $ 24,690,245    100.0 %
                                          =============  =======

             --------------------------------

(a)   Issued in securitization transactions.
(b) Includes (euro)773.2 million Euro Notes re-measured to $980.9 million U.S. dollars as of September 30, 2006.

The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company's contractual obligations as of September 30, 2006 were as follows:

                                                 LESS THAN                                 MORE THAN
                                     TOTAL        1 YEAR     1 TO 3 YEARS   3 TO 5 YEARS    5 YEARS
                                 ------------- -----------   -------------  ------------  -----------
Bonds and notes payable          $ 24,690,245    5,524,094      733,745       601,269     17,831,137
Operating lease obligations            27,272        9,153       12,352         4,741          1,026
Other                                  20,411        1,950        8,021        10,440             --
                                 ------------- ------------  -----------    ------------  -----------
   Total                         $ 24,737,928    5,535,197      754,118       616,450     17,832,163
                                 ============= ============  ===========    ============  ===========

On October 13, 2006, the Company entered into an agreement with Mad Dog Guest Ranch LLC, a Nebraska limited liability company, for the purchase by the Company of the building in Lincoln, Nebraska in which the Company's corporate headquarters are located. The purchase price for the property was $8.3 million, including the assumption of debt on the property. The above table excludes rent payments made in October of approximately $70,000 for space in the purchased building.

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

        o FACTS - 238,237 shares of Class A common stock issued as part of the original purchase price is subject to a put option arrangement whereby during the 30-day period beginning February 28, 2010, the holders of such shares can require the Company to repurchase all or part of the shares at a price of $83.95 per share. The value of this put option as of September 30, 2006 was $10.1 million and is included in "other" in the above table.

        o CUnet - Contingent payments not to exceed $80.0 million due in annual installments through December 2010 based on the aggregate cumulative net income before taxes of CUnet. In partial satisfaction of the contingent consideration, the Company will issue shares of Class A common stock. These contingency payments are not included in the table above.

        o 5280 - 258,760 shares of Class A common stock issued as part of the original purchase price is subject to a put option arrangement whereby during the 30-day period ending November 30, 2008, the holders may require the Company to repurchase all or part of the shares at a price of $37.10 per share. The value of this put option as of September 30, 2006 was $2.0 million and is included in "other" in the above table.

Additional information concerning the Company's obligations related to the above acquisitions can be found in the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and in note 4 to the financial statements included in this report.

STUDENT LOAN PORTFOLIO

The table below describes the components of the Company's loan portfolio:

                                         AS OF SEPTEMBER 30, 2006     AS OF DECEMBER 31, 2005
                                        -------------------------    -------------------------
                                          DOLLARS       PERCENT        DOLLARS       PERCENT
                                        -------------  ----------    -------------  ----------
Federally insured:
    Stafford                            $  6,290,116        27.4 %   $  6,434,655        31.8 %
    PLUS/SLS                                 391,981         1.7          376,042         1.8
    Consolidation                         15,672,102        68.3       13,005,378        64.2
Non-federally insured                        180,462         0.8           96,880         0.5
                                        -------------  ----------    -------------  ----------
        Total                             22,534,661        98.2       19,912,955        98.3
Unamortized premiums and deferred
  origination costs                          424,151         1.9          361,242         1.8
Allowance for loan losses:
    Allowance - federally insured             (7,517)         --              (98)         --
    Allowance - non-federally insured        (17,577)       (0.1)         (13,292)       (0.1)
                                        -------------  ----------    -------------  ----------
        Net                             $ 22,933,718       100.0 %   $ 20,260,807       100.0 %
                                        =============  ==========    =============  ==========

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company's allowance for loan losses is presented in the following table:

                                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                              --------------------------  -------------------------
                                                                  2006          2005         2006          2005
                                                              -------------  -----------  ------------  -----------
Balance at beginning of period                                 $    24,180       10,689     $  13,390        7,272
Provision for loan losses:
     Federally insured loans                                           800            2         8,268          207
     Non-federally insured loans                                       900        1,400         5,240        5,350
                                                              -------------  -----------  ------------  -----------
        Total provision for loan losses                              1,700        1,402        13,508        5,557
Charge-offs, net of recoveries:
     Federally insured loans                                          (284)          (3)         (849)        (226)
     Non-federally insured loans                                      (502)          (4)         (955)        (519)
                                                              -------------  -----------  ------------  -----------
Net charge-offs                                                       (786)          (7)       (1,804)        (745)
                                                              -------------  -----------  ------------  -----------
Balance at end of period                                       $    25,094       12,084     $  25,094       12,084
                                                              =============  ===========  ============  ===========
Allocation of the allowance for loan losses:
     Federally insured loans                                   $     7,517           98     $   7,517           98
     Non-federally insured loans                                    17,577       11,986        17,577       11,986
                                                              -------------  -----------  ------------  -----------
        Total allowance for loan losses                        $    25,094       12,084     $  25,094       12,084
                                                              =============  ===========  ============  ===========

Net loan charge-offs as a percentage of average student loans        0.014 %         -- %       0.011 %      0.007 %
Total allowance as a percentage of average student loans             0.113 %      0.077 %       0.118 %      0.082 %
Total allowance as a percentage of ending balance
  of student loans                                                   0.111 %      0.075 %       0.111 %      0.075 %
Non-federally insured allowance as a percentage of the ending
     balance of non-federally insured loans                          9.740 %     12.367 %       9.740 %     12.367 %
Average student loans                                         $ 22,170,118   15,628,420    21,268,972   14,766,024
Ending balance of student loans                                 22,534,661   16,185,721    22,534,661   16,185,721
Ending balance of non-federally insured loans                      180,462       96,920       180,462       96,920

The Company recognized a $6.9 million provision on its federally insured portfolio during the three months ended March 31, 2006 as a result of HERA which was enacted into law on February 8, 2006. See note 3 to the financial statements in this Quarterly Report for additional information related to HERA.

Delinquencies have the potential to adversely impact the Company's earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company's student loan delinquency amounts:

                                              AS OF SEPTEMBER 30, 2006   AS OF DECEMBER 31, 2005
                                              ------------------------   ------------------------
                                                 DOLLARS       PERCENT     DOLLARS        PERCENT
                                              --------------   -------   --------------   -------
Federally Insured Loans:
    Loans in-school/grace/deferment(1)         $  6,701,102               $  5,512,448
    Loans in forebearance(2)                      2,361,637                  2,160,577
    Loans in repayment status:
       Loans current                             11,757,297      88.5 %     10,790,625      88.9 %
       Loans delinquent 31-60 days(3)               551,983       4.2          526,044       4.3
       Loans delinquent 61-90 days(3)               275,896       2.1          236,117       1.9
       Loans delinquent 91 days or greater(4)       706,284       5.2          590,264       4.9
                                              --------------   -------   --------------   -------
         Total loans in repayment                13,291,460     100.0 %     12,143,050     100.0 %
                                              --------------   =======   --------------   =======
         Total federally insured loans         $ 22,354,199               $ 19,816,075
                                              ==============             ==============
NON-FEDERALLY INSURED LOANS:
    Loans in-school/grace/deferment(1)         $     88,000                   $ 27,709
    Loans in forebearance(2)                          4,112                      2,938
    Loans in repayment status:
       Loans current                                 82,870      93.8 %         61,079      92.2 %
       Loans delinquent 31-60 days(3)                 2,474       2.8            2,059       3.1
       Loans delinquent 61-90 days(3)                 1,309       1.5            1,301       2.0
       Loans delinquent 91 days or greater(4)         1,697       1.9            1,794       2.7
                                              --------------   -------   --------------   -------
         Total loans in repayment                    88,350     100.0 %         66,233     100.0 %
                                              --------------   =======   --------------   =======
         Total non-federally insured loans     $    180,462               $     96,880
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

(4) Loans delinquent 91 days or greater include loans in claim status, which are loans which have gone into default and have been submitted to the guaranty agency for FFELP loans, or, if applicable, the insurer for non-federally insured loans, to process the claim for payment.


ORIGINATION AND ACQUISITION

The Company's student loan portfolio increases through various channels, including originations through the direct channel and acquisitions through the branding partner channel, the forward flow channel, and spot purchases. The table below sets forth the activity of loans originated or acquired through each of the Company's channels:

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                               -------------------------  -------------------------
                                                   2006         2005          2006         2005
                                               ------------ ------------  ------------ ------------
Beginning balance                              $22,012,670   15,469,689    19,912,955   13,299,094
Direct channel:
      Consolidation loan originations            1,493,981    1,097,436     3,563,910    2,624,106
      Less consolidation of existing portfolio    (726,700)    (559,700)   (1,727,900)  (1,274,100)
                                               ------------ ------------  ------------ ------------
          Net consolidation loan originations      767,281      537,736     1,836,010    1,350,006
      Stafford/PLUS loan originations              385,997      239,927       843,162      567,549
Branding partner channel                            94,229       43,934       841,258    1,126,788
Forward flow channel                               336,775      260,072     1,268,288      901,185
Other channels                                       2,070        5,015       480,528       39,200
                                               ------------ ------------  ------------ ------------
      Total channel acquisitions                 1,586,352    1,086,684     5,269,246    3,984,728
Repayments, claims, capitalized interest,
  and other                                       (368,789)    (130,252)   (1,187,813)    (599,601)
Consolidation loans lost to external parties      (342,400)    (240,400)     (923,600)    (498,500)
Loans sold                                        (353,172)          --      (536,127)          --
                                               ------------ ------------  ------------ ------------
Ending balance                                 $22,534,661   16,185,721    22,534,661   16,185,721
                                               ============ ============  ============ ============

Included in the branding partner channel for the nine months ended September 30, 2005 is $630.8 million of student loans purchased from Union Bank and Trust ("Union Bank"), an entity under common control with the Company. The acquisition of these loans was made by the Company as part of an agreement with Union Bank entered into in February 2005. As part of this agreement, Union Bank also committed to transfer to the Company substantially all of the remaining balance of Union Bank's origination rights in guaranteed student loans. As such, beginning in the second quarter of 2005, all loans originated by Union Bank on behalf of the Company are presented in the table above as direct channel originations.

In June 2006, the Company acquired approximately $423.7 million of loans in a spot purchase from an unrelated third party.

The Company has extensive and growing relationships with many large financial and educational institutions that are active in the education finance industry. Loss of a relationship with an institution from which the Company directly or indirectly acquires a significant volume of student loans could result in an adverse effect on the volume derived from its various channels.

Nova Southeastern University ("Nova"), a school-as-lender customer, has elected not to renew their existing contract with the Company, which will expire in December 2006. Total loans acquired from Nova were $74.9 million and $72.5 million for the three months ended September 30, 2006 and 2005, respectively; $236.7 million and $236.2 million for the nine months ended September 30, 2006 and 2005, respectively; and $299.3 million for the year ended December 31, 2005. Loans acquired from Nova are included in the forward flow channel in the above table.

During the three months ended September 30, 2006, the Company sold approximately $353.2 million (par value) of student loans to an unrelated party. Loans sold under this agreement were originated by Nova. The portfolio of loans sold was not serviced by the Company and as such were at a greater risk of being consolidated away from the Company by third parties.

As part of the agreement for the acquisition of the capital stock of LoanSTAR from the Texas Foundation completed in October 2005, the Company agreed to sell student loans in an aggregate amount sufficient to permit the Texas Foundation to maintain a portfolio of loans equal to no less then $200.0 million through October 2010. The sales price for such loans is the fair market value mutually agreed upon between the Company and the Texas Foundation. To satisfy this obligation, the Company will sell loans to the Texas Foundation on a quarterly basis. During the nine months ended September 30, 2006, the Company sold the Texas Foundation $120.8 million (par value) of student loans which is reflected in loan sales in the above table.

STUDENT LOAN SPREAD ANALYSIS

The following table analyzes the student loan spread on the Company's portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                     -------------------------  -------------------------
                                                         2006         2005           2006          2005
                                                     ------------  -----------  ------------  -----------
Student loan yield                                          7.91 %       6.94 %        7.84 %       6.72 %
Consolidation rebate fees                                  (0.72)       (0.65)        (0.71)       (0.64)
Premium and deferred origination costs
  amortization                                             (0.39)       (0.51)        (0.41)       (0.47)
                                                     ------------  -----------  ------------  -----------
Student loan net yield                                      6.80         5.78          6.72         5.61
Student loan cost of funds (a)                             (5.32)       (3.83)        (4.99)       (3.52)
                                                     ------------  -----------  ------------  -----------
Student loan spread                                         1.48         1.95          1.73         2.09
Special allowance yield adjustment, net of
      settlements on derivatives (b)                       (0.14)       (0.49)        (0.28)       (0.55)
                                                     ------------  -----------  ------------  -----------
Core student loan spread                                    1.34 %       1.46 %        1.45 %       1.54 %
                                                     ============  ===========  ============  ===========

Average balance of student loans (in thousands)      $22,170,118   15,628,420    21,268,972   14,766,024
Average balance of debt outstanding (in thousands)    23,881,928   16,564,494    22,984,011   15,669,656


(a) The student loan cost of funds includes the effects of the net settlement costs on the Company's derivative instruments (excluding the $2.0 million settlement related to the derivative instrument entered into in connection with the issuance of the CENts).

(b) The special allowance yield adjustments represent the impact on net spread had loans earned at statutorily defined rates under a taxable financing. The special allowance yield adjustments have been reduced by net settlements on derivative instruments that were used to hedge this loan portfolio earning the excess yield.

The compression of the Company's core student loan spread for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 has been primarily due to (i) an increase in lower yielding consolidation loans and increase in the consolidation rebate fees; and (ii) the mismatch in the reset frequency between the Company's floating rate assets and floating rate liabilities. During the third quarter 2006, interest rates remained relatively flat as compared to the prior two years in which there was a rising interest rate environment. The Company's core student loan spread benefited in the rising interest rate environment because the Company's cost of funds reset quarterly on the discreet basis while the Company's student loans kept increasing in yield on an average daily basis.

As noted on page 41, the Company has a portfolio of $4.1 billion of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate. This portfolio of loans includes the portfolio of approximately $2.5 billion of consolidation loans that have been previously financed with tax-exempt obligations, the impact of which has been adjusted for in the spread table as the special allowance yield adjustment. Thus, the Company has a portfolio of approximately $1.6 billion of loans earning at fixed rates above the statutorily defined variable lender rates creating floor income which is included in its core student loan spread. The majority of these loans are consolidation loans that earn the greater of the borrower rate or 2.64% above the average commercial paper rate during the calendar quarter. The Company estimates that its core student loan spread for the three and nine months ended September 30, 2006 included approximately 14 and 16 basis points, respectively, related to this floor income. When excluding floor income, the Company's core student loan spread was 1.20% and 1.29% for the three and nine months ended September 30, 2006, respectively.

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

               NEW STAFFORD LOANS -   NEW STAFFORD LOANS -         NEW
                IN-SCHOOL STATUS       REPAYMENT STATUS     CONSOLIDATION LOANS
               -------------------    -------------------   -------------------
                 LOW       HIGH         LOW       HIGH        LOW       HIGH
               ---------  --------    --------   --------   --------  ---------
Student loan
  spread           1.00 %    1.10 %      1.50 %     1.60 %     1.20 %     1.30 %
               =========  ========    ========   ========   ========  =========

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

On February 8, 2006, HERA was enacted into law. HERA effectively reauthorized the Title IV provisions of the FFEL Program through 2012. One of the provisions of HERA resulted in lower guarantee rates on FFELP loans, including a decrease in insurance and reinsurance on portfolios receiving the benefit of Exceptional Performance designation by 1%, from 100% to 99% of principal and accrued interest (effective July 1, 2006) and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by 1%, from 98% to 97% of principal and accrued interest (effective for all loans first disbursed on and after July 1, 2006). As a result, during the three and nine months ended September 30, 2006, the Company applied the new provisions to its evaluation of the adequacy of the allowance for loan losses on its federally insured loan portfolio.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS, which amends SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF Liabilities. This statement will be effective for the first fiscal year beginning after September 15, 2006. This statement:

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

In July 2006, the FASB released FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company will adopt FIN 48 on January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007.

In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS-AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin ("SAB") No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB No 108"). SAB No. 108 requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective for annual financial statements for the first fiscal year ending after November 15, 2006.

Management is currently evaluating the above accounting pronouncements to assess their impact on the Company's financial statements.


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

The Company's portfolio of FFELP loans originated prior to April 1, 2006 earns interest at the higher of a variable rate based on the special allowance payment
(SAP) formula set by the Department and the borrower rate. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. As a result of one of the provisions of HERA, the Company's portfolio of FFELP loans originated on or after April 1, 2006 earns interest at a variable rate based on the SAP formula. For the portfolio of loans originated on or after April 1, 2006, when the borrower rate exceeds the variable rate based on the SAP formula, the Company must return the excess to the Department.

The following table sets forth the Company's loan assets and debt instruments by rate characteristics:

                            AS OF SEPTEMBER 30, 2006   AS OF DECEMBER 31, 2005
                            ------------------------  ------------------------
                             DOLLARS        PERCENT     DOLLARS       PERCENT
                            -------------   --------  -------------  ---------
Fixed-rate loan assets      $  4,107,514       18.2 % $  4,908,865       24.7 %
Variable-rate loan assets     18,427,147       81.8     15,004,090       75.3
                            -------------   --------  -------------  ---------
   Total                    $ 22,534,661      100.0 % $ 19,912,955      100.0 %
                            =============   ========  =============  =========

Fixed-rate debt instruments $    919,147        3.7 % $    794,086        3.7 %
Variable-rate debt
  instruments                 23,771,098       96.3     20,879,534       96.3
                            -------------   --------  -------------  ---------
   Total                    $ 24,690,245      100.0 % $ 21,673,620      100.0 %
                            =============   ========  =============  =========


The following table shows the Company's student loan assets currently earning at a fixed rate as of September 30, 2006:

                      BORROWER/       ESTIMATED
                        LENDER        VARIABLE        CURRENT
 FIXED INTEREST        WEIGHTED      CONVERSION     BALANCE OF
   RATE RANGE       AVERAGE YIELD     RATE (A)    FIXED RATE ASSETS
-----------------   -------------    -----------  ----------------

   8.0 - 9.0%           8.15%           5.51%      $      564,227
     > 9.0%             9.04            6.40              402,641
9.5 floor yield         9.50            6.86            3,140,646
                                                  ----------------
                                                   $    4,107,514
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

The majority of the Company's student loan assets earning a fixed rate as of September 30, 2006 are consolidation loans that earn the higher of the borrower rate or 2.64% over the average commercial paper rate in a calendar quarter. This portfolio of loans includes the portfolio of approximately $2.5 billion of consolidation loans that have been previously financed with tax-exempt obligations further discussed below. Thus, excluding the loans earning the special allowance yield adjustment, the Company has a portfolio of approximately $1.6 billion of loans earning at fixed rates above the statutorily defined variable lender rates creating floor income. Using the weighted average lender yield from the above table and the average applicable commercial paper rates, the Company's loan interest income for the three and nine months ended September 30, 2006 includes approximately $4 million and approximately $16 million of floor income.

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

INTEREST RATE SWAPS

The total fixed-rate student loan assets of $4.1 billion held by the Company as of September 30, 2006, includes $2.5 billion of loans purchased prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently funded with the proceeds of taxable obligations, without retiring the tax-exempt obligations. As discussed previously, interest income that is generated from this $2.5 billion portfolio in excess of income based upon standard special allowance rates is referred to by the Company as the special allowance yield adjustment. The following table summarizes the outstanding interest rate swaps used by the Company as of September 30, 2006 to hedge this $2.5 billion loan portfolio. These derivatives are referred to by the Company as the special allowance yield derivatives. As of September 30, 2006, the fair market value of this derivative portfolio was $61.3 million. Since the $2.5 billion portfolio of student loans will decrease as principal payments are made on these loans, the Company has structured the related derivatives to expire or "amortize" in a similar pattern.

                                      WEIGHTED AVERAGE
                                         FIXED RATE
                        NOTIONAL         PAID BY
          MATURITY       VALUES         THE COMPANY
        ------------   -----------   ------------------

               2006     $ 250,000          3.16 %
               2007       118,750          3.35
               2008       293,750          3.78
               2009       193,750          4.01
               2010       687,500          4.25
               2011            --          0.00
               2012       275,000          4.31
               2013       525,000          4.36
                       -----------
              Total    $2,343,750          4.04
                       ===========

As discussed in note 2 of the financial statements included in this Quarterly Report, pending satisfactory resolution of the October 6, 2006 letter from the Department related to the OIG's audit report regarding certain loans receiving 9.5% special allowance payments, the Company has determined to defer recognition of the 9.5% special allowance payments which the Department is currently withholding payment. The Company has maintained its portfolio of interest rate swaps (summarized in the previous table) used to hedge the portfolio of loans in which the Department is currently withholding the 9.5% special allowance payments pending satisfactory resolution of this issue.

The following table summarizes the outstanding derivative instruments as of September 30, 2006 used by the Company to hedge the remaining fixed-rate loan portfolio.

                                     WEIGHTED AVERAGE
                                        FIXED RATE
                       NOTIONAL         PAID BY
          MATURITY      VALUES         THE COMPANY
        ------------  -----------   -----------------

              2007    $  393,750          3.45 %
              2008       168,750          3.72
              2009       118,750          4.01
              2010       450,000          4.25
                      -----------
             Total    $1,131,250          3.87
                      ===========

In addition to the interest rate swaps with notional values of $1.1 billion summarized above, as of September 30, 2006, the Company had $444.1 million of fixed-rate debt (excluding the Company's fixed-rate unsecured debt of $475 million) that was used by the Company to hedge fixed-rate student loan assets.

BASIS SWAPS

On May 1, 2006, the Company entered into three ten-year basis swaps with notional values of $500.0 million each in which the Company receives three-month LIBOR and pays one-month LIBOR less a spread as defined in the agreements. The effective dates of these agreements are November 25, 2006, December 25, 2006, and January 25, 2007.

In addition to the three basis swaps summarized above, the Company also had a basis swap with a notional amount of $500.0 million that matured in August 2006 in which the Company pays a floating interest rate based on the U.S. Treasury bill rate and receives a floating interest rate based on the three-month LIBOR rate.

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

The following provide the terms of these contracts:

                      AMORTIZING     FLOOR STRIKE
                    NOTIONAL AMOUNT     RATE
                   ----------------  ------------
                    (IN THOUSANDS)
                     $     50,354       2.760%
                           44,068       2.885%
                           37,499       3.010%
                           34,338       3.135%
                           46,550       3.260%
                           76,911       3.385%
                           50,379       3.510%
                           52,793       3.635%
                           46,012       3.760%
                           45,159       3.885%
                           40,352       4.010%
                           63,002       4.135%
                           24,044       4.460%
                           31,648       5.060%
                           37,103       5.510%
                            7,097       4.300%
                           21,969       4.550%
                           17,220       4.800%
                           62,466       5.550%
                    --------------
                    $     788,964
                    ==============

                    Note: Those contracts with floor strike rates of 2.76%-4.135% and 4.460%-5.55% have an effective start date of June 30, 2006 and June 30, 2010, respectively. All contracts expire on June 30, 2016.

CROSS-CURRENCY INTEREST RATE SWAPS

See "-- Foreign Currency Exchange Risk".

FINANCIAL STATEMENT IMPACT OF DERIVATIVE INSTRUMENTS

The Company accounts for its derivative instruments in accordance with SFAS No.
133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company's operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company's derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company's interest rate swaps, basis swaps and floor contracts which is included in derivative market value, foreign currency, and put option adjustments in the Company's statements of operations was a loss of $71.1 million and $0.6 million for the three and nine months ended September 30, 2006, respectively.

The following summarizes the components included in derivative settlements on the consolidated statement of operations:

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                     --------------------- --------------------
                                         2006       2005      2006     2005
                                     ----------  --------- ---------  ---------

Special allowance yield adjustment
   derivatives                        $  7,909     (2,644)   19,794    (16,961)
Other interest rate swaps                4,317      1,672     9,357     13,908
Basis swaps                               (145)    (1,990)     (656)   (15,996)
Cross-currency interest rate swaps      (5,115)        --   (10,083)        --
Other (1)                               (1,993)        --    (1,993)        --
                                     ----------  --------- ---------  ---------
 Derivative settlements, net          $  4,973     (2,962)   16,419    (19,049)
                                     ==========  ========= =========  =========

(1) In connection with the issuance of the CENts described in note 6 to the financial statements in this Quarterly Report, the Company entered into a derivative instrument to economically lock into a fixed interest rate of 7.65% prior to the actual pricing of the transaction. Upon pricing of the CENts, the Company terminated this derivative instrument. The consideration paid by the Company to terminate this derivative was $2.0 million, which is reflected as a derivative settlement in the accompanying consolidated statements of operations.

SENSITIVITY ANALYSIS

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

                                                                            THREE MONTHS ENDED SEPTEMBER 30, 2006
                                                        ---------------------------------------------------------------------------
                                                          CHANGE FROM DECREASE       CHANGE FROM INCREASE     CHANGE FROM INCREASE
                                                           OF 100 BASIS POINTS       OF 100 BASIS POINTS       OF 200 BASIS POINTS
                                                        -------------------------  ------------------------  ----------------------
                                                           Dollar        Percent      Dollar       Percent     Dollar      Percent
                                                        -------------  ----------  ------------  ----------  ----------- ----------
Effect on earnings:
     Increase (decrease) in pre-tax net income before
         impact of derivative settlements                $    7,836       22.1 %        (490)      (1.4) %      1,029       2.9  %
     Impact of derivative settlements                        (8,759)     (24.7)        8,759       24.7        17,518      49.4
                                                        -------------  ----------  ------------  ----------  ----------- ----------
     Increase (decrease) in net income before taxes      $     (923)      (2.6) %      8,269       23.3 %      18,547      52.3 %
                                                        =============  ==========  ============  ==========  =========== ==========
     Increase (decrease) in basic and diluted
         earning per share                               $    (0.01)                    0.10                     0.22
                                                        =============              ============              ===========

                                                                           THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                        ---------------------------------------------------------------------------
                                                          CHANGE FROM DECREASE       CHANGE FROM INCREASE     CHANGE FROM INCREASE
                                                           OF 100 BASIS POINTS       OF 100 BASIS POINTS       OF 200 BASIS POINTS
                                                        ------------------------- ------------------------  ---------------------
                                                           Dollar        Percent      Dollar       Percent     Dollar    Percent
                                                        ------------- ----------  ------------  ----------  ----------- --------
Effect on earnings:
     Increase (decrease) in pre-tax net income before
         impact of derivative settlements                $   14,264       12.6 %      (9,730)      (8.6) %    (17,781)    (15.7)%
     Impact of derivative settlements                        (9,134)     (8.1)         9,134        8.1        18,269      16.1
                                                        -------------  ----------  -----------  ---------- ------------ ----------
     Increase (decrease) in net income before taxes      $    5,130        4.5 %        (596)       0.5) %        488       0.4 %
                                                        =============  ==========  ===========  ========== ============ ==========
     Increase (decrease) in basic and diluted
         earning per share                               $     0.06                    (0.01)                    0.01
                                                        =============              ===========             ===========

                                                                           NINE MONTHS ENDED SEPTEMBER 30, 2006
                                                        ---------------------------------------------------------------------------
                                                          CHANGE FROM DECREASE       CHANGE FROM INCREASE     CHANGE FROM INCREASE
                                                           OF 100 BASIS POINTS       OF 100 BASIS POINTS       OF 200 BASIS POINTS
                                                        ------------------------  ------------------------  -----------------------
                                                          Dollar        Percent      Dollar       Percent     Dollar      Percent
                                                        ------------  ----------  ------------  ----------  -----------  ---------
Effect on earnings:
     Increase in pre-tax net income before
         impact of derivative settlements                $    31,837       26.5 %      5,228        4.4 %      15,741     13.1%
     Impact of derivative settlements                        (25,991)     (21.6)      25,991       21.6        51,982     43.3
                                                        -------------  ---------   -----------  ----------   ---------   ---------
     Increase in net income before taxes                 $     5,846        4.9 %     31,219       26.0 %      67,723     56.4 %
                                                        =============  =========   ===========  ==========   =========   =========
     Increase in basic and diluted
         earning per share                               $      0.07                    0.36                     0.79
                                                        =============              ===========               =========

                                                                            NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                        ----------------------------------------------------------------------------
                                                          CHANGE FROM DECREASE       CHANGE FROM INCREASE     CHANGE FROM INCREASE
                                                           OF 100 BASIS POINTS       OF 100 BASIS POINTS       OF 200 BASIS POINTS
                                                        -------------------------  ------------------------  -----------------------
                                                           Dollar        Percent      Dollar       Percent     Dollar       Percent
                                                        -------------  ----------  ------------  ----------  -----------  ----------
Effect on earnings:
     Increase (decrease) in pre-tax net income before
         impact of derivative settlements                $    58,620        26.9 %    (26,852)    (12.3) %     (46,971)    (21.6)%
     Impact of derivative settlements                        (29,044)      (13.3)      29,044      13.3         58,089      26.7
                                                        -------------  ----------    ---------  ---------     ----------  --------
     Increase in net income before taxes                 $    29,576        13.6 %      2,192       1.0 %       11,118       5.1 %
                                                        =============  ==========    =========  =========     ==========  ========
     Increase in basic and diluted
         earning per share                               $      0.35                     0.03                     0.13
                                                        =============                =========                =========


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

On February 21, 2006, and May 18, 2006, the Company completed separate debt offerings of student loan asset-backed securities that included 420.5 million and 352.7 million Euro-denominated notes with interest rates based on a spread to the EURIBOR index. As a result of this transaction, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. and Euro dollars. The principal and accrued interest on these notes is re-measured at each reporting period and recorded on the Company's balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the derivative market value, foreign currency, and put option adjustments in the Company's consolidated statements of operations.

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

For the three and nine months ended September 30, 2006, the Company recorded income of $7.2 million and an expense of $30.9 million, respectively, as a result of re-measurement of the Euro Notes and expense of $12.4 million and income of $23.8 million, respectively, for the increase in the fair value of the related derivative instrument. Both of these amounts are included in derivative market value, foreign currency, and put option adjustments on the Company's consolidated statement of operations.

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

GENERAL

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

REPORT BY THE OFFICE OF INSPECTOR GENERAL OF THE DEPARTMENT OF EDUCATION

On September 29, 2006, the Company received a copy of the final audit report from the OIG related to the OIG's audit of the Company's student loan portfolio receiving 9.5% Floor special allowance payments. The final audit report is discussed in note 2 to the financial statements and Item 1A of Part II of this report. Nelnet disagrees with the OIG's final audit report, and continues to believe that Nelnet has billed for the 9.5% special allowance payments in accordance with applicable laws, regulations, and the Department's previous guidance. Nelnet intends to seek a satisfactory resolution of this matter with the Department, and examine other remedies if a satisfactory resolution cannot be reached with the Department. However, Nelnet cannot predict the final outcome of any subsequent review by the Department or of any administrative or other legal proceedings following any further action by the Department.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors described in Nelnet's Annual Report on Form 10-K for the year ended December 31, 2005 in response to
Item 1A of Part I of such Form 10-K except as set forth below.

THE FINAL AUDIT REPORT FROM THE OFFICE OF INSPECTOR GENERAL OF THE DEPARTMENT OF EDUCATION CONTAINS RECOMMENDATIONS THAT THE DEPARTMENT OF EDUCATION REQUIRE NELNET TO CALCULATE AND RETURN WHAT THE OIG DEEMS TO BE OVERPAYMENTS ATTRIBUTABLE TO DEEMED INELIGIBLE LOANS AND THAT THE DEPARTMENT INSTRUCT NELNET TO EXCLUDE SUCH LOANS FROM FUTURE CLAIMS FOR 9.5% SPECIAL ALLOWANCE PAYMENTS. IF NELNET IS REQUIRED TO RETURN THE ALLEGED OVERPAYMENTS OR IS PROHIBITED FROM BILLING FOR 9.5% SPECIAL ALLOWANCE PAYMENTS IN THE FUTURE, NELNET'S RESULTS OF OPERATIONS WOULD BE ADVERSELY AFFECTED.

In June 2005, the OIG commenced an audit of the portion of Nelnet's student loan portfolio receiving 9.5% Floor special allowance payments. Nelnet received a draft of the audit report in August 2006, which Nelnet responded to on September 7, 2006. On September 29, 2006, Nelnet received a copy of the final audit report from the OIG related to this audit. Nelnet intends to respond to the OIG's finding in the final audit report prior to November 19, 2006.

The final audit report contains a finding by the OIG that an increase in the amount of 9.5% special allowance payments that have been received by Nelnet was based on what the OIG deemed to be ineligible loans. Such loans are deemed by the OIG to be ineligible for 9.5% special allowance payments due to interpretive issues related to the legal characterization of refinancing transfers of qualifying loans from a trust for tax-exempt financing obligations originally issued prior to October 1, 1993 to trusts for taxable obligations, and the extent to which sales of qualifying loans can result in qualification of additional loans. The audit report also contains a recommendation by the OIG that the Department require Nelnet to calculate and return what the OIG deems to be overpayments attributable to the deemed ineligible loans, and instruct Nelnet to exclude such loans from future claims for 9.5% special allowance payments. The final audit report is publicly available through the Department's web site at www.ed.gov (information on the Department's web site is not incorporated by reference into this report and should not be considered part of this report). The Department may accept or reject the finding or recommendation of the OIG contained in the final audit report.

Through June 30, 2006, Nelnet recorded approximately $322.6 million of pre-tax income related to that portion of the 9.5% special allowance payments received which exceeds regular special allowance payments on the underlying loans at the otherwise applicable statutory rate. If the recommendation contained in the OIG's final audit report is implemented by the Department and upheld after any administrative or other legal proceedings, a significant portion of those payments would be disallowed and need to be returned by Nelnet.

On October 6, 2006, Nelnet received a letter from the Department related to the OIG audit report. The Department's letter indicated that, effective July 1, 2006 and until the issues raised in the OIG audit report are resolved, the Department will pay future regular special allowance payments on the underlying loans at the generally applicable statutory rate, and not the 9.5% special allowance rate. The letter also stated that if resolution of the audit upholds the propriety of Nelnet's billings for special allowance payments at the 9.5% minimum rate, the Department will pay the withheld amounts. Nelnet has determined to defer recognition of these 9.5% special allowance payments for which the Department is currently withholding payment. Income from these 9.5% special allowance payments would have been $8.9 million ($5.5 million or $0.10 per share after tax) for the three months ended September 30, 2006.

Nelnet cannot predict the final outcome of any subsequent review by the Department or of any administrative or other legal proceedings following any further action by the Department. If Nelnet is ultimately required to return deemed overpayments in connection with the 9.5% special allowance payment program, is no longer eligible to receive 9.5% special allowance payments, and/or incurs significant other costs, expenses, or loss of revenues associated with an adverse final outcome of this matter, it may have a material adverse effect on Nelnet's financial condition and results of operations.

NELNET IS SUBJECT TO FOREIGN CURRENCY EXCHANGE RISK IN CONNECTION WITH EURO-DENOMINATED NOTES ISSUED BY NELNET AND SUCH RISK COULD LEAD TO INCREASED COSTS.

As a result of Nelnet's offerings of Euro-denominated notes completed in February and May 2006, Nelnet is subject to increased foreign currency exchange risk as discussed under the caption "Foreign Currency Exchange Risk" in Item 3 of Part I of this report.

THE REPEAL OF THE SINGLE HOLDER RULE COULD LEAD TO INCREASED CONSOLIDATIONS BY COMPETITORS OF LOANS HELD BY NELNET, WHICH COULD REDUCE NELNET'S LOAN PORTFOLIO AND COULD RESULT IN NELNET NOT BEING ABLE TO RECOVER UP-FRONT COSTS ASSOCIATED WITH MAKING STUDENT LOANS UNDER THE FFEL PROGRAM.

Nelnet's student loan origination and lending activities could be significantly impacted by the repeal of the single holder rule. The single holder rule, which generally restricted a competitor from consolidating loans away from a holder that owns all of a student's loans, was abolished effective June 15, 2006. As a result, a substantial portion of Nelnet's non-consolidated loan portfolio is subject to the risk of being consolidated away by a competitor.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of Class A common stock during the third quarter of 2006 by the Company or any "affiliated purchaser" of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.


                                                                     TOTAL NUMBER OF       MAXIMUM NUMBER
                                                                    SHARES PURCHASED      OF SHARES THAT MAY
                                    TOTAL NUMBER       AVERAGE     AS PART OF PUBLICLY    YET BE PURCHASED
                                     OF SHARES       PRICE PAID      ANNOUNCED PLANS       UNDER THE PLANS
  PERIOD                            PURCHASED (1)     PER SHARE    OR PROGRAMS (2) (3)     OR PROGRAMS (4)
--------------------------------   --------------   ------------- ---------------------  -------------------

July 1 - July 31, 2006                       --      $        --                    --          5,959,203
August 1 - August 31, 2006             1,093,400           30.73             1,093,400          4,905,631
September 1 - September 30, 2006         518,100           31.03               518,100          4,344,771
                                   --------------   ------------- ---------------------
            Total                      1,611,500     $     30.82             1,611,500
                                   ==============   ============= =====================

        (1) The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below; and
               (ii) shares repurchased pursuant to the 2006 ESLP discussed in footnote (3) below, of which there were none for the months of July, August, and September 2006.

        (2) On May 25, 2006, the Company publicly announced that its Board of Directors had authorized a stock repurchase program to buy back up to a total of five million shares of the Company's Class A common stock (the "2006 Plan"). The 2006 Plan has an expiration date of May 24, 2008 (not January 31, 2008 as indicated in the press release dated May 25, 2006 which announced the program). All of the shares repurchased by the Company during July, August, and September 2006 were repurchased under the 2006 Plan.

       (3) On May 25, 2006, the Company publicly announced that the shareholders of the Company approved an Employee Stock Purchase Loan Plan (the "2006 ESLP") to allow the Company to make loans to employees for the purchase of shares of the Company's Class A common stock either in the open market or directly from the Company. A total of $40 million in loans may be made under the 2006 ESLP, and a total of one million shares of Class A common stock are reserved for issuance under the 2006 ESLP. Shares may be purchased directly from the Company or in the open market through a broker at prevailing market prices at the time of purchase, subject to any conditions or restrictions on the timing, volume or prices of purchases as determined by the Compensation Committee of the Board of Directors and set forth in the Stock Purchase Loan Agreement with the participant. The 2006 ESLP shall terminate May 25, 2016. No shares were purchased under the 2006 ESLP during July, August, or September 30, 2006.

        (4) The maximum number of shares that may yet be purchased under the plans is calculated below. There are no assurances that any additional shares will be repurchased under either the 2006 Plan or the 2006 ESLP. Shares under the 2006 ESLP may be issued by the Company rather than purchased in open market transactions.

                                                                           (B/C)              (A+D)
                                        APPROXIMATE     CLOSING PRICE    APPROXIMATE        APPROXIMATE
                       MAXIMUM        DOLLAR VALUE OF    ON THE LAST      NUMBER OF          NUMBER OF
                   NUMBER OF SHARES   SHARES THAT MAY   TRADING DAY OF   SHARES THAT MAY   SHARES THAT MAY
                   THAT MAY YET BE    YET BE PURCHASED  THE COMPANY'S  YET BE PURCHASED   YET BE PURCHASED
                   PURCHASED UNDER     UNDER THE 2006     CLASS A       UNDER THE 2006    UNDER THE 2006
                   THE 2006 PLAN           ESLP         COMMON STOCK         ESLP          PLAN AND 2006
     AS OF              (A)                (B)             ( C)               (D)              ESLP
------------------- ---------------------------------------------------------------------------------
July 31, 2006         4,671,300       $39,500,000         $30.67          1,287,903          5,959,203
August 31, 2006       3,577,900        39,500,000          29.75          1,327,731          4,905,631
September 30, 2006    3,059,800        39,500,000          30.74          1,284,971          4,344,771


WORKING CAPITAL AND DIVIDEND RESTRICTIONS/LIMITATIONS

The Company's credit facilities, including its revolving line of credit which is available through August of 2010, impose restrictions on the Company's minimum consolidated net worth, the ratio of the Company's Adjusted EBITDA to corporate debt interest, the indebtedness of the Company's subsidiaries, and the ratio of Non-FFELP loans to all loans in the Company's portfolio. In addition, trust indentures and other financing agreements governing debt issued by the Company's education lending subsidiaries may have general limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends.

On September 27, 2006 the Company consummated a debt offering of $200.0 million aggregate principal amount of Capital Efficient Notes ("CENts"). So long as any CENts remain outstanding, if the Company gives notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing, then the Company will not, and will not permit any of its subsidiaries to:

        o declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment regarding, any of the Company's capital stock;

        o except as required in connection with the repayment of principal, and except for any partial payments of deferred interest that may be made through the alternative payment mechanism described in the CENts indenture, make any payment of principal of, or interest or premium, if any, on, or repay, repurchase, or redeem any of the Company's debt securities that rank PARI PASSU with or junior to the CENts; or

        o make any guarantee payments regarding any guarantee by the Company of the subordinated debt securities of any of the Company's subsidiaries if the guarantee ranks PARI PASSU with or junior in interest to the CENts.

In addition, if any deferral period lasts longer than one year, the limitation on the Company's ability to redeem or repurchase any of its securities that rank PARI PASSU with or junior in interest to the CENts will continue until the first anniversary of the date on which all deferred interest has been paid or cancelled.

If the Company is involved in a business combination where immediately after its consummation more than 50% of the surviving entity's voting stock is owned by the shareholders of the other party to the business combination, then the immediately preceding sentence will not apply to any deferral period that is terminated on the next interest payment date following the date of consummation of the business combination.

However, at any time, including during a deferral period, the Company will be permitted to:

        o pay dividends or distributions in additional shares of the Company's capital stock;

        o declare or pay a dividend in connection with the implementation of a shareholders' rights plan, or issue stock under such a plan, or redeem or repurchase any rights distributed pursuant to such a plan; and

        o purchase common stock for issuance pursuant to any employee benefit plans.

ITEM 6.  EXHIBITS

      3.1* Second Amended and Restated Articles of Incorporation of Nelnet, Inc., as amended
      4.1         Indenture dated as of September 27, 2006 between Nelnet, Inc.
                  and Deutsche Bank Trust Company Americas (filed as
                  Exhibit 4.1 to the registrant's Current Report on Form
                  8-K filed on September 28, 2006 and incorporated by reference herein)
      4.2 Supplemental Indenture dated as of September 27, 2006 between Nelnet, Inc. and Deutsche Bank Trust Company Americas (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 28, 2006 and incorporated by reference herein)
      4.3 Form of CENt (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on September 28, 2006 and incorporated by reference herein)
      10.1        Replacement Capital Covenant of Nelnet, Inc. dated
                  September 27, 2006 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 28, 2006 and incorporated by reference herein)
      10.2 Amendment to Agreement of Purchase and Sale dated as of September 25, 2006 between Mad Dog Guest Ranch LLC and Nelnet, Inc. (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein)
      10.3 Office Building Lease dated June 21, 1996 between Miller & Paine and Union Bank and Trust Company (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein)
      10.4 Amendment to Office Building Lease dated June 11, 1997 between Miller & Paine and Union Bank and Trust Company (filed as
                  Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein)
      10.5 Lease Amendment Number Two dated February 8, 2001 between Miller & Paine and Union Bank and Trust Company (filed as
                  Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein)
      10.6 Lease Amendment Number Three dated May 23, 2005 between Miller & Paine, LLC and Union Bank and Trust Company (filed as
                  Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein)
      10.7 Lease Agreement dated May 20, 2005 between Miller & Paine, LLC and Union Bank and Trust Company (filed as Exhibit 10.7 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein)
      10.8 Office Sublease dated April 30, 2001 between Union Bank and Trust Company and Nelnet, Inc. (filed as Exhibit 10.8 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein)
      31.1* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Co-Chief Executive Officer Michael S. Dunlap.
      31.2* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Co-Chief Executive Officer Stephen F. Butterfield.
      31.3* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.
      32.** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        *   Filed herewith
        ** Furnished herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         NELNET, INC.


Date:  November 9, 2006                      By:   /s/ Michael S. Dunlap
                                                 ----------------------------
                                             Name:  Michael S. Dunlap
                                             Title: Chairman and Co-Chief
                                                    Executive Officer

                                             By:  /s/ Stephen F. Butterfield
                                                  ---------------------------
                                             Name:   Stephen F. Butterfield
                                             Title:  Vice-Chairman and
                                                     Co-Chief Executive Officer


                                             By: /s/ Terry J. Heimes
                                                ------------------------------
                                             Name: Terry J. Heimes
                                             Title:  Chief Financial Officer