Form 10-Q/A
period 2006-09-30
NELNET INC
filed 2006-11-13
CIK 1258602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE


This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Nelnet, Inc. (the "Company") for the three and nine month periods ended September 30, 2006, which was filed with the Securities and Exchange Commission (the "SEC") on November 9, 2006 (the "Original Report"). This amendment is being filed to correct the Company's loan servicing volumes table as of September 30, 2006 included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Quarterly Report. The loan servicing volumes table included in the Original Report inadvertently included amounts as of June 30, 2006 instead of September 30, 2006. In addition, Amendment No. 1 corrects a table heading and typographical error in note 9, "Segment Reporting" in Item 1, "Financial Statements" of Part I.

Pursuant to the rules of the SEC, Item 6 of Part II of the Original Report has been amended to contain currently dated certifications from the Company's Chief Executive Officers and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Form 10-Q/A amends only Items 1 and 2 of Part I and Item 6 of Part II of the Original Report to reflect the corrections explained above. The remaining Items contained within this Amendment No. 1 on Form 10-Q/A consist of all other Items contained in the Original Report. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Report, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

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

Segment data is as follows:



                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                 ------------------------------------------------------------------------------------
                                                        2006                                    2005
                                 ---------------------------------------- -------------------------------------------
                                              STUDENT                                   STUDENT
                                              LOAN AND                                  LOAN AND
                                   ASSET     GUARANTEE             TOTAL      ASSET    GUARANTEE             TOTAL
                                 MANAGEMENT  SERVICING  OTHER    SEGMENTS  MANAGEMENT  SERVICING  OTHER     SEGMENTS
                                 ----------  --------- -------- ---------- ----------  --------- --------- ---------
Net interest income             $ 75,044       2,519      1,088     78,651    80,363      1,275       555    82,193
Other income (expense)           (54,824)     48,079     33,030     26,285    64,800     37,455    10,257   112,512
Intersegment revenues                 --      38,358      4,757     43,115        --     29,681       716    30,397
                                ---------   ---------- -------- ----------  ---------  --------- --------- ---------
          Total revenue           20,220      88,956     38,875    148,051   145,163     68,411    11,528   225,102
Provision for loan losses          1,700          --         --      1,700     1,402         --        --     1,402
Depreciation and amortization      1,583       2,400      3,540      7,523        32      1,153     1,306     2,491
Net income (loss) before taxes   (24,685)     18,721      4,469     (1,495)  112,823     22,432     2,946   138,201

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                 ------------------------------------------------------------------------------------
                                                         2006                                    2005
                                 ---------------------------------------- -------------------------------------------
                                              STUDENT                                   STUDENT
                                              LOAN AND                                  LOAN AND
                                   ASSET     GUARANTEE            TOTAL      ASSET     GUARANTEE             TOTAL
                                 MANAGEMENT  SERVICING  OTHER    SEGMENTS  MANAGEMENT  SERVICING  OTHER     SEGMENTS
                                 ----------  --------- -------- ---------- ----------  --------- --------- ---------

Net interest income             $252,595       6,082      2,610    261,287   248,979      2,706       680   252,365
Other income (expense)            34,682     138,331     68,711    241,724    62,214    109,298    23,293   194,805
Intersegment revenues                 --     106,061     14,135    120,196        --     82,613     2,901    85,514
                                ---------   ---------- -------- ----------  ---------  --------- --------- ---------
          Total revenue          287,277     250,474     85,456    623,207   311,193    194,617    26,874   532,684
Provision for loan losses         13,508          --         --     13,508     5,557         --        --     5,557
Depreciation and amortization      4,749       7,161      8,306     20,216        90      3,023     3,160     6,273
Net income before taxes          148,494      48,339     16,986    213,819   216,046     60,501     9,557   286,104



                                                AS OF           AS OF
                                            SEPTEMBER 30,   DECEMBER 31,
                                                2006            2005
                                            --------------  --------------
        Segment total assets:
            Asset management                $  25,162,078      22,316,657
            Student loan and guarantee
              servicing                           736,804         505,958
            Other                                 309,120         156,548
                                            --------------  --------------
                      Total segments        $  26,208,002      22,979,163
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

                                       COMPANY   THIRD-PARTY    TOTAL
                                     ----------  -----------  ---------

        FFELP and private loans      $   20,772        9,097     29,869
        Canadian loans (in U.S. $)           --        9,348      9,348
                                     ----------  -----------  ---------
               Total                 $   20,772       18,445     39,217
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

DERIVATIVE MARKET VALUE, FOREIGN CURRENCY, AND PUT OPTION ADJUSTMENTS. The components of the derivative market value, foreign currency, and put option adjustments for the three months ended September 30, 2006 and 2005 are as follows:

                                                             2006       2005
                                                          ---------  ---------
Interest rate swaps, basis swaps, and
  interest rate floor contracts (a)                       $ (71,136)   65,382
Re-measurement of Euro Notes (b)                              7,113        --
Cross-currency interest rate swaps (b)                      (12,382)       --
Put option agreements (c)                                    (3,536)       --
                                                          ---------  ---------
Derivative market value, foreign currency, and
put option adjustments                                    $ (79,941)   65,382
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
                                          ============  ============  ============

Total assets increased primarily due to an increase in student loans receivable. The Company originated and acquired $5.4 billion of student loans during the nine months ended September 30, 2006, offset by repayments and loan sales of approximately $2.7 billion. Fair value of derivative instruments experienced a net increase of $23.2 million due to the change in the fair value of the Company's derivative instruments as a result of a change in the forward yield curve and currency fluctuations. In addition, the Company entered into certain interest rate floor contracts during 2006 which resulted in a $8.6 million decrease in the fair value of the Company's derivative instruments. Goodwill and intangible assets increased as a result of the 2006 acquisitions. Total liabilities increased primarily because of an increase in bonds and notes payable, resulting from additional borrowings to fund growth in student loans. Also, in September 2006, the Company issued $200.0 million of unsecured debt under its universal shelf registration statement. In addition, during 2006, the amount of borrowings under its unsecured line of credit increased $124.0 million, primarily to fund general operations, business acquisitions, and to repurchase stock. Shareholders' equity increased as a result of net income of $75.5 million and the issuance of common stock as consideration for the acquisitions of FACTS and infiNET in 2006. These increases were offset as a result of the Company repurchasing 1.9 million shares of its Class A common stock for $62.4 million.

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
                                                        =============              ============              ===========

                                                                           THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                        ---------------------------------------------------------------------------
                                                          CHANGE FROM DECREASE       CHANGE FROM INCREASE     CHANGE FROM INCREASE
                                                           OF 100 BASIS POINTS       OF 100 BASIS POINTS       OF 200 BASIS POINTS
                                                        ------------------------- ------------------------  ---------------------
                                                           Dollar        Percent      Dollar       Percent     Dollar    Percent
                                                        ------------- ----------  ------------  ----------  ----------- --------
Effect on earnings:
     Increase (decrease) in pre-tax net income before
         impact of derivative settlements                $   14,264       12.6 %      (9,730)      (8.6) %    (17,781)    (15.7)%
     Impact of derivative settlements                        (9,134)     (8.1)         9,134        8.1        18,269      16.1
                                                        -------------  ----------  -----------  ---------- ------------ ----------
     Increase (decrease) in net income before taxes      $    5,130        4.5 %        (596)      (0.5) %        488       0.4 %
                                                        =============  ==========  ===========  ========== ============ ==========
     Increase (decrease) in basic and diluted
         earning per share                               $     0.06                    (0.01)                    0.01
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
                       MAXIMUM        DOLLAR VALUE OF    ON THE LAST      NUMBER OF          NUMBER OF
                   NUMBER OF SHARES   SHARES THAT MAY   TRADING DAY OF   SHARES THAT MAY   SHARES THAT MAY
                   THAT MAY YET BE    YET BE PURCHASED  THE COMPANY'S  YET BE PURCHASED   YET BE PURCHASED
                   PURCHASED UNDER     UNDER THE 2006     CLASS A       UNDER THE 2006    UNDER THE 2006
                   THE 2006 PLAN           ESLP         COMMON STOCK         ESLP          PLAN AND 2006
     AS OF              (A)                (B)             (C)                (D)              ESLP
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

ITEM 6.  EXHIBITS

      3.1 Second Amended and Restated Articles of Incorporation of Nelnet, Inc., as amended (filed as Exhibit 3.1 to the registrant's Quarterly Report for the period ended
                  September 30, 2006, filed on Form 10-Q and incorporated by reference herein)
      4.1         Indenture dated as of September 27, 2006 between Nelnet, Inc.
                  and Deutsche Bank Trust Company Americas (filed as
                  Exhibit 4.1 to the registrant's Current Report on Form
                  8-K filed on September 28, 2006 and incorporated by reference herein)
      4.2 Supplemental Indenture dated as of September 27, 2006 between Nelnet, Inc. and Deutsche Bank Trust Company Americas (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 28, 2006 and incorporated by reference herein)
      4.3 Form of CENt (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on September 28, 2006 and incorporated by reference herein)
      10.1        Replacement Capital Covenant of Nelnet, Inc. dated
                  September 27, 2006 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 28, 2006 and incorporated by reference herein)
      10.2 Amendment to Agreement of Purchase and Sale dated as of September 25, 2006 between Mad Dog Guest Ranch LLC and Nelnet, Inc. (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein)
      10.3 Office Building Lease dated June 21, 1996 between Miller & Paine and Union Bank and Trust Company (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein)
      10.4 Amendment to Office Building Lease dated June 11, 1997 between Miller & Paine and Union Bank and Trust Company (filed as
                  Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein)
      10.5 Lease Amendment Number Two dated February 8, 2001 between Miller & Paine and Union Bank and Trust Company (filed as
                  Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein)
      10.6 Lease Amendment Number Three dated May 23, 2005 between Miller & Paine, LLC and Union Bank and Trust Company (filed as
                  Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein)
      10.7 Lease Agreement dated May 20, 2005 between Miller & Paine, LLC and Union Bank and Trust Company (filed as Exhibit 10.7 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein)
      10.8 Office Sublease dated April 30, 2001 between Union Bank and Trust Company and Nelnet, Inc. (filed as Exhibit 10.8 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein)
      31.1* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Co-Chief Executive Officer Michael S. Dunlap.
      31.2* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Co-Chief Executive Officer Stephen F. Butterfield.
      31.3* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.
      32.** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        *   Filed herewith
        ** Furnished herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         NELNET, INC.


Date:  November 13, 2006                      By:   /s/ Michael S. Dunlap
                                                 ----------------------------
                                             Name:  Michael S. Dunlap
                                             Title: Chairman and Co-Chief
                                                    Executive Officer

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