Form 10-K
period 2006-12-31
NELNET INC
filed 2007-03-01
CIK 1258602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to          .
COMMISSION FILE NUMBER 001-31924
NELNET, INC.
(Exact name of Registrant as specified in its charter)

NEBRASKA	84-0748903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
121 SOUTH 13TH STREET, SUITE 201	68508
LINCOLN, NEBRASKA	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (402) 458-2370
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
TITLE OF EACH CLASS
Class A Common Stock, Par Value $0.01 per Share
NAME OF EACH EXCHANGE ON WHICH REGISTERED:
New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant on June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the Registrant’s Class A Common Stock on that date of $40.55 per share, was $887,731,589. For purposes of this calculation, the Registrant’s directors, executive officers, and greater than 10 percent shareholders are deemed to be affiliates.
As of January 31, 2007, there were 39,055,027 and 13,505,812 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed for its 2007 Annual Meeting of Shareholders scheduled to be held May 24, 2007 are incorporated by reference into Part III of this Form 10-K.

NELNET, INC.
FORM 10-K

This report contains forward-looking statements and information that are based on management’s current expectations as of the date of this document. When used in this report, the words “anticipate,” “believe,” “estimate,” “intend,” and “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10-K (the “Report”) and changes in the terms of student loans and the educational credit marketplace arising from the implementation of, or changes in, applicable laws and regulations, which may reduce the volume, average term, and costs of yields on student loans under the Federal Family Education Loan Program (the “FFEL Program” or “FFELP”) of the U.S. Department of Education (the “Department”) or result in loans being originated or refinanced under non-FFEL programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; and changes in prepayment rates and credit spreads; and the uncertain nature of the expected benefits from acquisitions and the ability to successfully integrate operations. Additionally, financial projections may not prove to be accurate and may vary materially. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this Report. The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this Report or unforeseen events. Although the Company may from time to time voluntarily update its prior forward-looking statements, it disclaims any commitment to do so except as required by securities laws.
PART I.
ITEM 1. BUSINESS
Overview
The Company is an education planning and financing company focused on providing quality products and services to students, families, and schools nationwide. The Company ranks among the nation’s leaders in terms of total student loan assets originated, consolidated, held, and serviced, principally consisting of loans originated under the FFEL Program (a detailed description of the FFEL Program is included in Appendix A to this Report). The Company offers a broad range of pre-college, in-college, and post-college products and services to students, families, schools, and financial institutions. These products and services help students and families plan and pay for their education and students plan their careers. The Company’s products and services are designed to simplify the education planning and financing process and are focused on providing value to students, families, and schools throughout the education life cycle. In recent years, the Company’s acquisitions have enhanced its position as a vertically-integrated industry leader. Management believes these acquisitions allow the Company to expand products and services delivered to customers and further diversify revenue and asset generation streams.
Over the last three years, the Company’s student loan portfolio has increased $10.3 billion to $23.8 billion, a compound annual growth rate of 32 percent. The Company continues to diversify its sources of revenue including those generated from businesses that are not dependent upon government programs reducing legislative and political risk. In 2006, fee-based revenues totaled $308 million or 50% of the Company’s total revenue, compared to $115 million and 22% in 2004.
Management evaluates the company’s GAAP-based financial information as well as operating results on a non-GAAP performance measure referred to as “base net income”. Management believes “base net income” provides additional insight into the financial performance of the core operations. For further information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
Education Life Cycle

Product and Service Offerings
Operating Segments
The Company is a vertically integrated education services and finance organization that has five operating segments as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), as follows: Asset Generation and Management, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services and List Management, and Software and Technical Services. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. During 2006, the Company changed the structure of its internal organization in a manner that caused the composition of its operating segments to change. All earlier years presented have been restated to conform to the 2006 operating segment presentation. In accordance with SFAS No. 131, the Company includes separate financial information about its operating segments in note 17 of the notes to the consolidated financial statements included in this Report.
Asset Generation and Management
The Company’s Asset Generation and Management operating segment is its largest product and service offering and drives the majority of the Company’s earnings. The Company owns a large portfolio of student loan assets through a series of education lending subsidiaries. The Company obtains loans through direct origination or through acquisition of loans.

The Company’s education lending subsidiaries are engaged in the securitization of education finance assets. These education lending subsidiaries hold beneficial interests in eligible loans, subject to creditors with specific interests. The liabilities of the Company’s education lending subsidiaries are not the direct obligations of Nelnet, Inc. or any of its other subsidiaries. Each education lending subsidiary is structured to be bankruptcy remote, meaning that they should not be consolidated in the event of bankruptcy of the parent company or any other subsidiary. The transfers of student loans to the eligible lender trusts do not qualify as sales under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), as the trusts continue to be under the effective control of the Company. Accordingly, all the financial activities and related assets and liabilities, including debt, of the securitizations are reflected in the Company’s consolidated financial statements.
Student loans owned by the Company include those originated under the FFEL Program, including the Stafford Loan Program, a program which allows for loans to be made to parents of undergraduate students and to graduate students (“PLUS”), the Supplemental Loans for Students (“SLS”) program, and loans that consolidate certain borrower obligations (“Consolidation”), as well as non-federally insured loans. The following tables summarize the composition of the Company’s student loan portfolio, exclusive of the unamortized costs of origination and acquisition (dollars in thousands):

	As of December 31, 2006		As of December 31, 2005
	Dollars	Percent	Dollars	Percent
Federally insured:
Stafford	$5,724,586	24.1%	$6,434,655	31.8%
PLUS/SLS	365,112	1.5	376,042	1.8
Consolidation	17,127,623	72.0	13,005,378	64.2
Non-federally insured	197,147	0.8	96,880	0.5

Total	23,414,468	98.4	19,912,955	98.3
Unamortized premiums and deferred origination costs	401,087	1.7	361,242	1.8
Allowance for loan losses:
Allowance — federally insured	(7,601)	—	(98)	—
Allowance — non-federally insured	(18,402)	(0.1)	(13,292)	(0.1)

Net	$23,789,552	100.0%	$20,260,807	100.0%

The Company’s earnings and earnings growth are directly affected by the size of its portfolio of student loans, the interest rate characteristics of its portfolio, the costs associated with financing, servicing, and managing its portfolio, and the costs associated with origination and acquisition of the student loans in the portfolio, which includes, among other things, borrower benefits and rebate fees to the federal government. The Company generates the majority of its earnings from the spread, referred to as its student loan spread, between the yield it receives on its student loan portfolio and the costs noted above. While the spread may vary due to fluctuations in interest rates, the special allowance payments the Company receives from the federal government ensure the Company receives a minimum yield on its student loans, so long as certain requirements are met.
Student Loan Originations and Acquisitions
During the years ended December 31, 2006 and 2005, the Company originated or acquired a total of $3.5 billion and $6.6 billion, respectively, in student loans (net of repayments, consolidation loans lost, and loans sold), as indicated in the table below (dollars in thousands).

	Year ended December 31,
	2006	2005
Beginning balance	$19,912,955	13,299,094
Direct channel:
Consolidation loan originations	5,299,820	4,037,366
Less consolidation of existing portfolio	(2,643,880)	(1,966,000)

Net consolidation loan originations	2,655,940	2,071,366
Stafford/PLUS loan originations	1,035,695	720,545
Branding partner channel	910,756	657,720
Forward flow channel	1,600,990	1,153,125
Other channels	492,737	796,886

Total channel acquisitions	6,696,118	5,399,642
Repayments, claims, capitalized interest, and other	(1,332,086)	(1,002,260)
Consolidation loans lost to external parties	(1,114,040)	(855,000)
Loans acquired in portfolio and business acquisitions	—	3,071,479
Loans sold	(748,479)	—

Ending balance	$23,414,468	19,912,955

The Company originates and acquires loans through various methods, including: (i) direct-to-consumer channel, (ii) campus based channel, and (iii) spot purchases.
Direct-to-Consumer Channel
Through its direct-to-consumer channel, the Company originates student loans directly with students and parent borrowers. During 2006, a large portion of additions through this channel were attributable to loans originated through the Consolidation program. Student loans that the Company originates directly generally are the most profitable because typically the cost to originate is less than the premiums paid or cost to acquire loans acquired through other channels.
Once a student’s loans have entered the grace or repayment period, their student loans are eligible to be consolidated if they meet certain requirements. Loan consolidation allows borrowers to make a single payment per month with a fixed interest rate, instead of multiple payments on multiple loans, and also enables borrowers to extend their loan repayment period for up to 30 years, depending upon the size of the consolidation loan. The Company’s direct-to-consumer channel, and specifically its consolidation loan activity, allows the Company to add longer-lived assets to its portfolio while also protecting loans in the Company’s portfolio which might be lost to a competitor.
Campus Based Channel
The Company will originate or acquire loans through its campus based channel either directly under one of its brand names or through other originating lenders. Similar to the direct-to-consumer channel, loans originated directly by the Company are generally more profitable because the cost to originate is less than the premiums paid or cost to acquire loans from other originating lenders. In addition to its brands, the Company acquires student loans from lenders to whom the Company provides marketing and/or origination services established through various contracts.
Branding partners are lenders for which the Company acts as a marketing agent in specified geographic areas. A forward flow lender is one for whom the Company provides origination services, but provides no marketing services, or who simply agree to sell loans to the Company under forward sale commitments. Generally, branding partner loans are more profitable for the Company than loans acquired from forward flow lenders. The Company ordinarily purchases loans originated by branding partners and forward flow lenders pursuant to a contractual commitment, at a premium above par, following full disbursement of the loans. The Company ordinarily retains rights to acquire loans subsequently made to the same borrowers, called “serial loans.” Origination and servicing of loans made by branding partners and forward flow lenders is primarily performed by the Company so that loans need not be moved from a different servicer upon purchase by the Company. In addition, the loan origination and servicing agreements generally provide for “life of loan” servicing so that loans cannot be moved to a different servicer.
The Company’s agreements and commitments with these lenders to purchase loans are commonly three to five years in duration and ordinarily contain provisions for automatic renewal for successive terms. The Company is generally obligated to purchase all of the loans originated by the Company on behalf of lenders under these commitments as well as some loans originated elsewhere; however, some branding partners retain rights to portions of their loan originations and in some instances forward flow lenders are only obligated to sell loans originated in certain specific geographic regions or exclude loans that are otherwise committed for sale to third parties. Additionally, branding partners and forward flow lenders are not necessarily obligated to provide the Company with a minimum amount of loans.

Spot Purchases
The Company also acquires student loan portfolios from various entities under “one-time” agreements, or spot purchases. Typically, spot purchased loans have higher costs of acquisition compared to other loan channels.
Student Loan Financing
A significant portion of the net cash flow the Company receives is generated by the interest earnings on the underlying student loans less amounts paid to the bondholders, loan servicing fees, and any other expenses relating to the financing transactions. The Company generally relies upon secured financing vehicles as its most significant source of funding for student loans. The Company’s rights to cash flow from securitized student loans are subordinate to bondholder interests. These secured financing vehicles may be shorter term warehousing programs or longer term permanent financing structures. The size and structure of the financing vehicles may vary, including the term, base interest rate, and applicable covenants. The following chart outlines all of the Company’s funding sources as of December 31, 2006, including financings used by the Company to fund student loans (marked with an asterisk).
Student loan warehousing (Commercial Paper in the above table) allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. The Company uses its large warehouse facilities to pool student loans in order to maximize loan portfolio characteristics for efficient financing and to properly time market conditions for movement of the loans. As of December 31, 2006, the Company had student loan warehousing capacity of $4.2 billion through two commercial paper conduit programs (of which $2.9 billion was outstanding and $1.3 billion was available for future use). The Company also has authorization to fund up to $5 billion in loans through the Company’s own extendible commercial paper conduit, which issues notes under the name of a subsidiary of the Company, and does not rely on bank liquidity support. As of December 31, 2006, the Company had $2.3 billion of notes outstanding and $2.7 billion of remaining authorization under this warehouse program.

The Company had $19.7 billion in asset-backed securities issued and outstanding as of December 31, 2006 (Floating, Auction, and Fixed Rate Notes in the above table). These asset-backed securities allow the Company to finance student loan assets on a long term basis. In 2006, the Company completed three asset-backed securitizations totaling $6.3 billion, which made the Company the second largest issuer of student loan asset-backed securities for the year.
Interest Rate Risk Management
Because the Company generates a significant portion of its earnings from its student loan spread, the interest rate sensitivity of the Company’s balance sheet is actively managed. The current and future interest rate environment can and will affect the Company’s interest earnings, net interest income, and net income. The effects of changing interest rate environments are further outlined in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”
The interest rate earned by the Company and the interest rate paid by the underlying borrowers on the Company’s portfolio of FFELP loans is set forth in the Higher Education Act of 1965, as amended (the “Higher Education Act”), and the Department’s regulations thereunder and, generally, is based upon the date the loan was originated. The majority of the student loans held by the Company have variable-rate characteristics in certain interest rate environments. Some of the student loans, generally those originated prior to April 1, 2006, include fixed rate components depending upon the rate reset provision or, in the case of consolidation loans, are fixed at the weighted average interest rate of the underlying loans at the time of consolidation. On those FFELP loans with fixed-term borrower rates, primarily consolidation loans, the Company earns interest at the greater of the borrower rate or a variable rate based on the special allowance payment (“SAP”) formula set by the Department. As a result of one of the provisions of the Higher Education Reconciliation Act of 2005 (“HERA”), the Company’s portfolio of FFELP loans originated on or after April 1, 2006, no longer earns interest at the greater of the SAP rate and the borrower rate. For the portfolio of loans originated on or after April 1, 2006, when the borrower rate exceeds the variable rate based on the SAP formula, the Company must return the excess to the Department. Thus, the portfolio of loans originated after April 1, 2006 earns interest only at the variable rate based on the SAP formula.
Since the majority of its portfolio has variable interest rate characteristics, the Company has historically followed a policy of funding the majority of its student loan portfolio with variable-rate debt. In certain interest rate environments, namely when the borrower rate or statutorily defined rate exceeds the normal lender yield in low or declining interest rate environments, the Company has the potential to earn “floor income” based on the mismatch in rates. The Company has used fixed rate debt or derivative instruments in an attempt to hedge this risk and substantially reduce the volatility of its earnings based on interest rate sensitivity. In higher interest rate environments, where the interest rate rises above the borrower rate and the fixed rate loans start to earn at variable rate because of special allowance formulas, the loans are effectively matched with variable rate debt and the impact of rate fluctuations is substantially reduced.
The Company attempts to match the interest rate characteristics of certain pools of loan assets with debt instruments of substantially similar characteristics, particularly in rising interest rate markets. Due to the variability in duration of the Company’s assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities, described above, together with the Company’s outlook as to current and future market conditions. Based on those factors, the Company uses derivative instruments as part of its overall risk management strategy. Derivative instruments used as part of the Company’s interest rate risk management strategy include interest rate swaps, basis swaps, interest rate floor contracts, and cross-currency swaps. For further information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”
Credit Risk
The Company’s portfolio of student loan assets is subject to minimal credit risk, generally based upon the type of loan, date of origination, and quality of the underlying loan servicing. The Company’s portfolio of non-federally insured loans is subject to credit risk similar to other consumer loan assets. Substantially all of the Company’s loan portfolio (99% at December 31, 2006) is guaranteed at some level by the Department. Depending upon when the loan was first disbursed, and subject to certain servicing requirements, the federal government currently guarantees 97-98% of the principal of and the interest on federally insured student loans, which limits the Company’s loss exposure to 2-3% of the outstanding balance of the Company’s federally insured portfolio (for older loans disbursed prior to 1993, the guaranty rate is 100%). In September 2005, the Company was re-designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company receives 99% reimbursement on all eligible FFELP default claims submitted for reimbursement. Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are eligible for the 99% reimbursement. As of December 31, 2006, more than 99% of the Company’s federally insured loans were serviced by providers designated as Exceptional Performers. The following table shows the activity in the Company’s allowance for loan loss for the three years ended December 31, 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004
	(dollars in thousands)
Balance at beginning of period	$13,390	7,272	16,026
Provision for loan losses:
Federally insured loans	9,268	280	(7,639)
Non-federally insured loans	6,040	6,750	7,110

Total provision for loan losses	15,308	7,030	(529)
Charge-offs, net of recoveries:
Federally insured loans	(1,765)	(299)	(1,999)
Non-federally insured loans	(930)	(613)	(6,226)

Net charge-offs	(2,695)	(912)	(8,225)

Balance at end of period	$26,003	13,390	7,272

Allocation of the allowance for loan losses:
Federally insured loans	$7,601	98	117
Non-federally insured loans	18,402	13,292	7,155

Total allowance for loan losses	$26,003	13,390	7,272

Net loan charge-offs as a percentage of average student loans	0.012%	0.006%	0.070%
Total allowance as a percentage of average student loans	0.120%	0.085%	0.062%
Total allowance as a percentage of ending balance of student loans	0.111%	0.067%	0.055%
Non-federally insured allowance as a percentage of the ending balance of non-federally insured loans	9.334%	13.720%	7.914%
Average student loans	$21,696,466	15,716,388	11,809,663
Ending balance of student loans	23,414,468	19,912,955	13,299,094
Ending balance of non-federally insured loans	197,147	96,880	90,405
In 2004, the Company’s allowance and the provision for loan losses were each reduced by $9.4 million to account for the estimated effects of the Company’s (and other service providers servicing the Company’s student loans) Exceptional Performance designations. In 2006, the Company’s allowance and the provision for loan losses were each increased by $6.9 million due to a provision in the Deficit Reduction Act that increased risk sharing for student loan holders by one percent on FFELP loans.
Drivers of Growth in the Student Loan Industry
The increase in the Company’s student loan portfolio has been driven in part by the growth in the overall student loan marketplace. The student loan marketplace growth is a result of rising higher education enrollment and the rising annual cost of education, which is illustrated in the following charts.

Higher education enrollment (In million)	Annual cost of Education ($ thousands)(1)

Source: U.S. Department of Education,	Source: The College Board, New York, NY.
National Center for Education Statistics	(1) Annual average tuition at private, four-year institutions using constant 2006 dollars.

As a result of estimated higher education enrollment and the increase in the cost of education, it is estimated that student loan originations will continue to grow similar to historical levels, which is illustrated in the following chart.
Student loan origination volume ($ billions)
Source: U.S. Department of Education, The College Board, National Center for Education Statistics, Octameron Associates
Competition
The Company faces competition from many lenders in the highly competitive student loan industry. Through its size, the Company has successfully leveraged economies of scale to gain market share and to compete by offering a full array of loan products and services. In addition, the Company has attempted to differentiate itself from other lenders through its customer service, comprehensive product offering, vertical integration, technology, and strong relationships with colleges and universities.
The Company views SLM Corporation, the parent company of Sallie Mae, as its largest competitor in loan origination and student loans held. Large national and regional banks are also strong competitors, although many are involved only in the origination of student loans. Additionally, in different geographic locations across the country, the Company faces strong competition from the regional tax-exempt student loan secondary markets. The Federal Direct Lending (“FDL”) Program, in which the Federal government lends money directly to students and families, has also historically reduced the origination volume available for FFEL Program participants.
The following tables summarize the top FFELP loan holders, originators, and consolidators as of September 30, 2005 (the latest date information was available from the Department):

Top FFELP Loan Holders
Rank	Name	$ billions
1	Sallie Mae	$102.3
2	Citigroup	24.6
3	Nelnet	15.8
4	Wachovia	10.7
5	Wells Fargo	9.6
6	Brazos Group	9.0
7	College Loan Corp.	7.8
8	JPMorgan Chase	7.5
9	PHEAA	6.8
10	Goal Financial	5.3

Top FFELP Stafford and PLUS Originators
Rank	Name	$ billions
1	JPMorgan Chase	$5.4
2	Sallie Mae	5.0
3	Nelnet	4.1
4	Citigroup	3.3
5	Bank of America	2.9
6	Wells Fargo	2.3
7	Wachovia	2.1
8	College Loan Corp.	1.2
9	U.S. Bancorp	1.1
10	Access Group	1.1

Top FFELP Consolidators
Rank	Name	$ billions
1	Sallie Mae	$19.3
2	Citigroup	4.8
3	Nelnet	4.1
4	JPMorgan Chase	2.2
5	SunTrust	1.9
6	Northstar	1.7
7	Goal Financial	1.7
8	College Loan Corp.	1.6
9	Brazos Group	1.6
10	PHEAA	1.6
Source: Department of Education, Student Loan Servicing Alliance
Seasonality
The Company earns net interest income on its portfolio of student loans. Net interest income is primarily driven by the size and composition of the portfolio in addition to the prevailing interest rate environment. Although originations of student loans are generally subject to seasonal trends which will generally correspond to the traditional academic school year, the size of the Company’s portfolio, the periodic acquisition of student loans through its various channels, and the run-off of its portfolio limits the seasonality of net interest income. Unlike the lack of seasonality associated with interest income, the Company incurs significantly more asset generation costs prior to and at the beginning of the academic school year.

Student Loan and Guaranty Servicing
The Company’s servicing division offers lenders across the U.S. and Canada a complete line of education loan services, including application processing, underwriting, disbursement of funds, customer service, account maintenance, federal reporting and billing collections, payment processing, default aversion, claim filing, and recovery/collection services. These activities are performed internally for the Company’s portfolio in addition to generating fee revenue when performed for third-party clients. The Company’s student loan servicing division uses proprietary systems to manage the servicing process. These systems provide for automated compliance with most of the regulations adopted under Title IV of the Higher Education Act as well as regulations of the Canadian government-sponsored student loan program. The Company offers four primary product offerings as part of its loan and guaranty servicing functions. These product offerings and percentage of total Student Loan and Guaranty Servicing revenue provided by each during the year ended December 31, 2006 follows:
1. Origination and servicing of FFEL Program loans (34.8%);
2. Origination and servicing of non-federally insured student loans (5.1%);
3. Servicing and support outsourcing for guaranty agencies (23.9% ); and
4. Origination and servicing of loans under the Canadian government-sponsored student loan program (36.2%).
The following table summarizes the Company’s loan servicing volumes as of December 31, 2006 and 2005:

	2006			2005
	Company	Third party	Total	Company	Third party	Total
	(dollars in millions)			(dollars in millions)
FFELP loans	$21,869	8,725	30,594	$16,969	10,020	26,989
Canadian loans (in U.S. $)	—	9,043	9,043	—	8,139	8,139

Total	$21,869	17,768	39,637	$16,969	18,159	35,128

The Company performs the origination and servicing activities for FFEL Program loans for itself as well as third-party clients. In 2005, the Company was re-designated as an Exceptional Performer. As a result of this designation, the Company’s servicing clients receive 99% reimbursement on all eligible FFELP default claims related to loans serviced by the Company which are submitted for reimbursement. The Company believes service, reputation, and/or execution are factors considered by schools in developing their lender lists and customers deciding who they want servicing their loans. Management believes it is important to provide exceptional customer service in order to increase the Company’s loan servicing and origination volume at schools with which the Company does business.
The Company’s FFELP servicing customers include branding and forward flow lenders who sell loans to the Company as well as other national and regional banks and credit unions. The Company also has various state and non-profit secondary markets as third-party clients. The majority of the Company’s external loan servicing activities are performed under “life of loan” contracts. Life of loan servicing essentially provides that as long as the loan exists, the Company shall be the sole servicer of that loan; however, the agreement may contain “deconversion” provisions where, for a fee, the lender may move the loan to another servicer.
The Company also provides origination and servicing activities for non-federally insured loans. Although similar in terms of activities and functions (i.e., disbursement processing, application processing, payment processing, statement distribution, and reporting) private loan servicing activities are not focused on compliance with provisions of the Higher Education Act and may be more customized to individual client requirements.
The Company also provides servicing support for guaranty agencies, which are the organizations that serve as the intermediary between the U.S. federal government and FFELP lenders, who are responsible for paying the claims made on defaulted loans. The Department has designated 35 guarantors that have been formed as either state agencies or non-profit corporations that provide FFELP guaranty services in one or more states. Approximately half of these guarantors contract for operational or technology services, or both. The services provided by the Company include operational, administrative, financial, and technology services to guarantors participating in the FFEL Program and state agencies that run financial aid grant and scholarship programs.
The Company’s guaranty servicing is limited to a small group of customers. The Company receives virtually all of its guaranty servicing income from three principal guaranty servicing customers - Tennessee Student Assistance Corporation (“TSAC”), College Assist (which is the Colorado state guaranty agency – formerly known as College Access Network), and National Student Loan Program (“NSLP”).
The Company provides student loan administrative services in Canada through its subsidiary, EDULINX Canada Corporation (“EDULINX”). EDULINX provides student loan administrative services, including loan disbursement, in-study account management, loan consolidation, repayment management, customer contact, default prevention, and portfolio management services. In Canada, the principal market for these services consists of the federal government and various provincial governments who deliver their student loans through direct-financing programs as well as financial institutions who participate in either government-guaranteed and/or risk-shared loan programs.
Substantially all of the Company’s revenues are earned from customers in the United States except for revenue generated from servicing Canadian student loans at EDULINX. For the years ended December 31, 2006 and 2005 and the period from December 1, 2004 (the date of the Company’s acquisition of EDULINX) to December 31, 2004, the Company recognized $69.0 million, $59.2 million, and $4.6 million, respectively, from Canadian student loan servicing customers. The long-lived assets located in Canada related to EDULINX’ business are not significant.
EDULINX has three primary loan servicing customers: the Government of Canada, the Province of Alberta, and the Canadian Imperial Bank of Commerce (“CIBC”). The Government of Canada is EDULINX’s largest customer, accounting for $53.9 million, or 28% of the Company’s loan and guaranty servicing revenue during 2006. On December 22, 2006, EDULINX was notified that the Government of Canada has decided to award the contract to provide financial and related administrative services in support of the Canada and Integrated Student Loan Programs (“CSLP”) to another service provider upon the expiration of the current contract on March 31, 2008. As a result of this decision, EDULINX will be required to transition the existing direct-financed CSLP portfolio it services to the selected service provider. Under the current contract between EDULINX and the Government of Canada, EDULINX can earn performance incentive revenue if certain performance levels are achieved (as defined in the servicing contract). Based on EDULINX achieving certain performance objectives through December 31, 2006, the Company recognized $4.4 million (USD) during the fourth quarter of 2006 related to the incentives under this contract. Additional incentive revenue could be recognized by EDULINX over the remaining term of this contract.
The chart below shows the number of third-party servicing customers, by product, within the Company’s Student Loan and Guaranty Servicing segment as of December 31, 2006:

Number of Third-party
Product Type	Servicing Customers

FFELP	126
Private	15
Guaranty	27
Canadian	3

Total	171

Competition
There is a relatively large number of lenders and servicing organizations who participate in the FFEL Program. The chart below lists the top ten servicing organizations for FFEL loans as of December 31, 2005 (the latest date information was available from the Department).

Top FFELP Loan Servicers
Rank	Name	$ billions
1	Sallie Mae	$107.3
2	PHEAA	28.4
3	Nelnet	24.4
4	ACS	23.7
5	Great Lakes	23.3
6	Citigroup	19.5
7	JPMorgan Chase	10.7
8	Wells Fargo	8.9
9	Edfinancial	5.3
10	KHEAA	4.5
Source: Department of Education, Student Loan Servicing Alliance
The principal competitor for existing and prospective loan and guaranty servicing business, excluding the Canadian market, is SLM Corporation. Sallie Mae is the largest FFELP provider of origination and servicing functions as well as one of the largest service providers of non-federally guaranteed loans. As the Company expands its student loan origination and acquisition activities, it may face increased competition with some of its servicing customers. The Company also believes the number of guaranty agencies contracting for technology services will increase as states continue expanding the scope of their financial aid grant programs and as a result of existing deficient or outdated systems. Since there is a finite universe of clients, competition for existing and new contracts is considered high. Agencies may choose to contract for part or all of their services, and the Company believes its products and services are competitive. To enhance its competitiveness, the Company continues to focus on service quality and technological enhancements.
Seasonality
The revenue earned by the Company’s loan and guaranty servicing operations is primarily related to the outstanding portfolio size and composition and the amount of disbursement and origination activity. Revenue generated by recurring monthly activity is driven based on the outstanding portfolio size and composition and has little seasonality. However, a portion of the fees received by the Company under various servicing contracts do relate to services provided in relation to the origination and disbursement of student loans. Stafford, PLUS, and Canadian loans are disbursed as directed by the school and are usually divided into two or three equal disbursements released at specified times during the school year. The two periods of August through October and December through March account for the majority of the Company’s total annual Stafford, PLUS, and Canadian loan disbursements. For private loan origination activities, disbursements peak from June through September and the Company will earn a large portion of its origination fee income during these months. There is also a seasonal fluctuation in guaranty processing levels due to the correlation of the delivery of loans to students attending schools with traditional academic calendars, with peak season occurring from approximately July to September.
Tuition Payment Processing and Campus Commerce
The Company’s Tuition Payment Processing and Campus Commerce operating segment provides products and services to help institutions and education seeking families manage the payment of education costs during the pre-college and college stages of the education life cycle. The Company provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to K-12 and post-secondary educational institutions, families, and students. In addition, the Company provides financial needs analysis for students applying for aid in private and parochial K-12 schools.
The K-12 market consists of nearly 30,000 private and faith-based educational institutions nationally. In the K-12 market the Company offers tuition management services as well as assistance with financial needs assessment, enrollment management, and donor management.
Tuition management services include payment plan administration, ancillary billing, accounts receivable management, and record keeping. K-12 educational institutions contract with the Company to administer deferred payment plans where the institution allows the responsible party to make monthly payments over 6-12 months. The Company collects a fee from either the institution or the payer as an administration fee.
The Company offers two principal products to the higher education market – actively managed tuition payment plans and campus commerce outsourcing. The Company has actively managed tuition payment plans in place at approximately 460 colleges and universities. Higher educational institutions contract with the Company to administer deferred payment plans where the institution allows the responsible party to make monthly payments on either a semester or annual basis. The Company collects a fee from either the institution or the payer as an administration fee.
The campus commerce solution, QuikPAY®, is sold as a subscription service to colleges and universities. QuikPAY processes payments through the appropriate channels in the banking or credit card networks to make deposits into the client’s bank account. It can be further deployed to other departments around campus as requested (e.g., application fees, alumni giving, parking, events, etc.). There are approximately 70 colleges and universities using the QuikPAY system. The Company earns revenue for e-billing, hosting/maintenance, credit card convenience fees, and e-payment transaction fees. The two largest campus commerce clients provide annual revenue to the Company of approximately $400,000 each.
Competition
This segment of the Company’s business focuses on two separate markets – private and faith-based K-12 schools and higher education colleges and universities.
The Company is the largest provider of tuition management services to the private and faith-based K-12 market in the United States. Competitors range from banking companies, tuition management providers, financial needs assessment providers, accounting firms, and a myriad of software companies. The Company’s principal competitive advantages are (i) the service it provides to institutions, (ii) the information management tools provided with the Company’s service, and (iii) the Company’s ability to interface with the institution’s clients. Management believes the primary competition in this market comes from new technologies which may offer unique and more cost-efficient service.
In the higher education market, the Company targets business officers at colleges and universities. In this market, there are four primary competitors to the Company: SLM Corporation, TouchNet, CashNet, and solutions developed in-house by colleges and universities. The Company believes its clients select products primarily on technological superiority and feature functionality, but price and service also impact the selection process. Management is not aware of any published market share information relating to this segment, but believes the Company is second or third in the market based upon the number of students served.
Seasonality
This segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Tuition management revenue is recognized over the course of the academic year, but the peak operational activities take place in summer and early fall. Revenue associated with providing QuikPAY subscription services is recognized over the service period with the highest revenue months being July through September and December and January. The Company’s operating expenses do not follow the seasonality of the revenues. This is primarily due to fixed year-round personnel costs and seasonal marketing costs.
Enrollment Services and List Management
The Company’s Enrollment Services and List Management operating segment provides products and services to help institutions and education seeking families during primarily the pre-college phase of the education life cycle. The Company provides a wide range of direct marketing products and services to help businesses reach the middle school, high school, college bound high school, college, and young adult market places. In addition, the Company offers enrollment products and services that are focused on helping i) education seeking families plan for and prepare for college and ii) colleges recruiting and retaining students. The Company’s enrollment products and services include:
•	Test preparation study guides and online courses;

•	Admissions consulting;

•	College planning resource center;

•	Licensing of scholarship data;

•	Essay and resume editing services;

•	Financial aid products;

•	Student recognition publications;

•	Vendor lead management system;

•	Pay per click management;

•	Email marketing;

•	Admissions lead generation;

•	List marketing services; and

•	Call center services.
As with all of the Company’s products and services, the Company’s focus is on the education seeking family – both college bound and in college – and the Company delivers products and services in this segment through institutions of higher learning at the secondary and post-secondary level. Many of the Company’s products in this segment are distributed online; however, products such as study guides and books are distributed as printed materials. In addition, essay and resume editing services are delivered primarily by contract editors and college planning call center services are delivered by the Company’s counselors via inbound and outbound teleservices and web chat.
In addition to its other clients, the Company provides on-line test preparation services and products to the United States Army, Navy, and Air Force under contracts with one year terms.
Competition
In this segment, the primary areas in which the Company competes are: lead generation and management, test preparation study guides and online courses, college planning resource centers, call center services, and student recognition publications.
There are several large competitors in the areas of lead generation, test preparation, and student recognition, but the Company does not believe any one competitor has a dominant position in all of the product and service areas offered by the Company. Additionally, there are few competitors in the college planning resource center arena. The Company has seen increased competition in the area of call center operations, including outsourced admissions, as other companies have recognized the potential in this market.
The Company competes through various methods, including price, brand awareness, depth of product and service selection, and customer service. The Company has attempted to be a “one stop shop” for the education seeking family looking for career assessment, test preparation, and college and financial aid information. The Company also offers its institutional clients a breadth of services unrivaled in the education industry.
Seasonality
As with the Company’s other business segments, portions of the Company’s Enrollment Services and List Management segment are subject to seasonal fluctuations based upon the traditional academic school year, with peaks in January and August. Additionally, the Company recognizes revenue from the sale of lists when the list is distributed to the customer. Revenue from the sale of lists is dependent on demand for the lists and varies from period to period. Also, the Company’s student recognition activities are related to the mailing of two primary publications. These publications have historically been mailed in the December to January and June to July time periods and mailing costs are recorded as incurred, which are three to nine months prior to book shipment.

Software and Technical Services
The Company uses internally developed loan servicing software and also provides this software to third-party student loan holders and servicers. In addition, the Company provides information technology products and services, with core areas of business in student loan software solutions for schools, lenders, and guarantors; technical consulting services; and enterprise content management.
The Company licenses, maintains, and supports the following systems and software:
•	HELMS/HELM-Net, STAR, and SLSS, systems which are used in the full servicing of FFELP, private, consolidation, and Canadian loans;

•	Mariner, which is used for consolidation loan origination;

•	InfoCentre, which is a data warehouse and analysis tool for educational loans; and

•	Uconnect, a tool to facilitate information sharing between different applications.
The Company’s clients within the education loan marketplace include large and small financial institutions, secondary markets, loan originators, and loan servicers. The Company’s software and documentation is distributed electronically via its web site and, if necessary, on CD-ROM. Primary support for clients is done remotely from the Company’s offices, but the Company does provide on-site support and training when required.
The Company also supplies and supports Enterprise Content Management solutions. The Company’s Technical Consulting Services group provides consulting services, primarily Microsoft related, both within and outside of the educational loan marketplace. The Company’s Microsoft Enterprise Consulting practice also provides product and solutions for the Microsoft platform. Examples of these products are Uconnect® (an application integration product) and Dynamic Payables® (an Accounts Payable automation product).
The Company is a reseller of IBM hardware and software, Hummingbird (Open Text), Kofax, and Ultimus document imaging technology, and the Company’s products require third party software from Microsoft. All of these third party products and resources are generally available and in some cases the Company relies on its clients obtaining these products directly from the vendors rather than through the Company. The Company is a Microsoft Gold Certified partner and a Microsoft Business Solutions partner.
A significant portion of the software and technology services business is dependent on the existence of the FFEL Program. If the federal government were to terminate the FFEL Program, the Company’s software and technical services segment would be impacted; however, management believes the Company’s clients would continue to hold significant portfolios which would require servicing and related software and technical services. The Company has some technology and software services contracts with state agencies, but they do not comprise a significant portion of the Company’s business.
Competition
The Company is one of the leaders in the education loan software processing industry. Over 60% of the top 100 lenders in the FFEL Program utilize the Company’s software either directly or indirectly. Management believes the Company’s competitors in this segment are much smaller than the Company and do not have the depth of knowledge or products offered by the Company.
The Company’s primary method of competition in this segment is based upon its depth of knowledge, experience, and product offerings in the education loan industry. The Company believes it has a competitive edge in offering proven solutions, since the Company’s competition consists primarily of consulting firms that offer services and not products.
The Company also faces competition from loan servicers; however, loan servicing companies are outsourcing solutions which do not allow a client to differentiate themselves in the market.
Seasonality
Software demonstrations and decisions to purchase software generally take place during year-end budget season, but management believes implementation timeframes vary enough to provide a consistent revenue stream throughout the year. In addition, software support is a year long ongoing process and not generally affected by seasonality.
Recent Developments Related to the Higher Education Act
The Department’s authority to provide interest subsidy payments, special allowance payments, and federal insurance for FFELP loans terminates on a date specified in the Higher Education Act. The provisions of the Higher Education Act governing the FFEL Program are periodically amended and the Higher Education Act must be reauthorized by Congress from time to time in order to prevent sunset of the Higher Education Act. Although HERA extended the authorization of the FFEL Program through September 30, 2012, the remainder of the Higher Education Act was not reauthorized under HERA. On September 30, 2006, President Bush signed the Third

Higher Education Extension Act of 2006 which provided a temporary extension of the Higher Education Act through June 30, 2007. As of the date of this Report, Congress has not passed any legislation which would reauthorize or further extend the Higher Education Act.
Recently Congress introduced legislation and the President proposed a new budget which contains provisions with significant implications for participants in the FFEL Program. Among other things, these proposals include various reductions in federal government payments to lenders and guaranty agencies and increases in fees paid by lenders. The proposals include:
•	reducing special allowance payments to lenders;

•	reducing default insurance rates (including reducing default insurance rates for lenders/servicers with an Exceptional Performer designation) and the possible elimination of the Exceptional Performer program);

•	increasing lender origination fees on consolidation loans;

•	reduction of guaranty agency collection retention;

•	changing the way guaranty agency account fees are charged;

•	requiring disclosures relating to placement on “preferred lender lists” and various arrangements between lenders and schools;

•	banning lenders from offering certain gifts to school employees;

•	encouraging borrowers to maximize their borrowing through government loan programs prior to private loan programs with higher interest rates;

•	increasing annual and aggregate loan limits for certain Stafford loans;

•	reducing interest rates for subsidized Stafford loans;

•	encouraging schools to participate in the FDL Program through increased federal scholarship funds; and

•	increasing the consolidation rebate fees for certain lenders.
As of the date of this Report, none of these proposals have been enacted into law. While the Company supports the federal government’s efforts to make higher education more accessible and affordable, the Company does not support paying for these efforts by cutting the FFEL Program, which originated approximately 71% of all Stafford, PLUS, and consolidation loans during 2006.
The impact of the proposed legislation is difficult to predict. If the proposed federal government spending cuts and increased fees for FFEL Program participants are enacted, the Company’s revenues would be negatively impacted.
Intellectual Property
The Company owns numerous trademarks and service marks (“Marks”) to identify its various products and services. As of December 31, 2006, the Company had 37 pending and 100 registered Marks. The Company actively asserts its rights to these Marks when it believes harmful infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. Each of the Marks has, upon registration, an indefinite duration so long as the Company continues to use the Mark on or in connection with such goods or services as the Mark identifies. In order to protect the indefinite duration, the Company makes filings to continue registration of the Marks. The Company owns one patent application that has been published, but has not yet been issued, with respect to a customer-loyalty program and has also actively asserted its rights thereunder in situations where the Company believes its claims may be infringed upon. The Company owns many copyright-protected works, including its various computer system codes and displays, Web sites, publications, and marketing collateral. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company’s software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company’s intellectual property.
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
Employees
As of December 31, 2006, the Company had approximately 4,000 employees. Approximately 1,750 of these employees held professional and management positions while approximately 2,250 were in support and operational positions. None of the Company’s employees are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its employees, and the Company believes that relations with its employees are good.

Available Information
Copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available on the Company’s Web site free of charge as soon as reasonably practicable after such reports are filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). Investors and other interested parties can access these reports and the Company’s proxy statements at http://www.nelnet.net. The SEC maintains an Internet site (http://www.sec.gov) that contains periodic and other reports such as annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K, respectively, as well as proxy and information statements regarding the Company and other companies that file electronically with the SEC.
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
Nelnet, Inc.
121 South 13th Street, Suite 201
Lincoln, Nebraska 68508
Attention: Secretary
Information on the Company’s Web site is not incorporated by reference into this Report and should not be considered part of this Report.
ITEM 1A. RISK FACTORS
If any of the following risks actually occurs, the Company’s business, financial condition, results of operations, and cash flows could be materially and adversely affected.
The ratings of the Company or of any securities sold by the Company may change, which may increase the Company’s costs of capital and may reduce the liquidity of the Company’s securities.
Ratings are based primarily on the creditworthiness of the Company, the underlying assets of asset-backed securitizations, the amount of credit enhancement in any given transaction and the legal structure of any given transaction. Ratings are not a recommendation to purchase, hold, or sell any of the Company’s securities inasmuch as the ratings do not comment as to the market price or suitability for investors. There is no assurance that ratings will remain in effect for any given period of time or that current ratings will not be lowered or withdrawn by any rating agency. Ratings for the Company or any of its securities may be increased, lowered, or withdrawn by any rating agency if in the rating agency’s judgment circumstances so warrant. If the Company’s credit ratings are lowered or withdrawn, the Company may experience an increase in interest rates or other costs associated with the capital raising activities by the Company, which may negatively affect the Company’s operations. Additionally, a lowered or withdrawn credit rating may negatively affect the liquidity of the Company’s securities.
The Company may be subject to penalties and sanctions if it fails to comply with governmental regulations or guaranty agency rules.
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
Such failure to comply, irrespective of the reason, could subject the Company to loss of the federal guaranty on federally insured loans, costs of curing servicing deficiencies or remedial servicing, suspension or termination of the Company’s right to participate in the FFEL Program or to participate as a servicer, negative publicity, and potential legal claims or actions brought by the Company’s servicing customers and borrowers.
The Company has the ability to cure servicing deficiencies and the Company’s historical losses in this area have been minimal. However, the Company’s loan servicing and guaranty servicing activities are highly dependent on its information systems, and while the Company has well-developed and tested business recovery systems, the Company faces the risk of business disruption should there be extended failures of its systems. The Company also manages operational risk through its risk management and internal control processes covering its product and service offerings. These internal control processes are documented and tested regularly.
Although the Company reached an agreement with the Department resolving the audit by the Department’s Office of Inspector General (“OIG”) of the Company’s portfolio of loans receiving 9.5 percent special allowance payments, the Company was informed by the Department that a civil attorney with the Department of Justice has opened a file regarding this issue which the Company understands is common procedure following an OIG audit report. The Company believes that any claim related to this issue has no merit.
The Company must satisfy certain requirements necessary to maintain the federal guarantees of its federally insured loans, and the Company may incur penalties or lose its guarantees if it fails to meet these requirements.
The Company must meet various requirements in order to maintain the federal guaranty on its federally insured loans. These requirements establish servicing requirements and procedural guidelines and specify school and borrower eligibility criteria. The federal guaranty on the Company’s federally insured loans is conditioned on compliance with origination, servicing, and collection standards set by the Department and guaranty agencies. Federally insured loans that are not originated, disbursed, or serviced in accordance with the Department’s regulations risk partial or complete loss of the guaranty thereof. If the Company experiences a high rate of servicing deficiencies (including any deficiencies resulting from the conversion of loans from one servicing platform to another) or costs associated with remedial servicing, and if the Company is unsuccessful in curing such deficiencies, the eventual losses on the loans that are not cured could be material.
A guaranty agency may reject a loan for claim payment as a result of a violation of the FFEL Program due diligence servicing requirements. In addition, a guaranty agency may reject claims under other circumstances, including, for example, if a claim is not timely filed or adequate documentation is not maintained. Once a loan ceases to be guaranteed, it is ineligible for federal interest subsidies and special allowance payments. If a loan is rejected for claim payment by a guaranty agency, the Company continues to pursue the borrower for payment and/or institutes a process to reinstate the guaranty.
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
If the Company fails to comply with any of the above requirements, it could incur penalties or lose the federal guaranty on some or all of its federally insured loans. If the Company’s actual loss on denied guarantees were to increase substantially in future periods the impact could be material to the Company’s operations.
The Company could be sanctioned if it conducts activities which are considered prohibited inducements under the Higher Education Act.
The Higher Education Act generally prohibits a lender from providing certain inducements to educational institutions or individuals in order to secure applicants for FFELP loans. The Company has structured its relationships and product offerings in a manner intended to comply with the Higher Education Act and the available communications and guidance from the Department. If the Department were to change its position on any of these matters, the Company may have to change the way it markets products and services and a new marketing strategy may not be as effective. If the Company fails to respond to the Department’s change in position, the Department could potentially impose sanctions upon the Company that could negatively impact the Company’s business.
On January 11, 2007, the Company received a letter from the Office of the New York State Attorney General (“NYAG”) requesting certain information and documents from the Company in connection with the NYAG’s investigation into preferred lender list activities. “Preferred lender lists” are lists of lenders recommended by college and university financial aid departments to students seeking financial aid. On February 1, 2007, the NYAG announced that the NYAG’s office is conducting an investigation of the student loan industry to determine if there are conflict of interest issues relating to lenders being placed on the preferred lender lists at colleges and universities, and that the NYAG had sent similar requests to other lenders and is also seeking information from a number of colleges and universities nationwide. The Company is cooperating with the NYAG’s investigation and believes its practices comply with all applicable laws and regulations.
Changes in legislation and regulations could have a negative impact upon the Company’s business and may affect its profitability.
Funds for payment of interest subsidy payments, special allowance payments, and other payments under the FFEL Program are subject to annual budgetary appropriations by Congress. Federal budget legislation has in the past contained provisions that restricted payments made under the FFEL Program to achieve reductions in federal spending. Future federal budget legislation may adversely affect expenditures by the Department, and the financial condition of the guaranty agencies.
Furthermore, Congressional amendments to the Higher Education Act or other relevant federal laws, and rules and regulations promulgated by the Secretary of Education, may adversely impact holders of FFELP loans. For example, changes might be made to the rate of interest paid on FFELP loans, to the level of insurance provided by guaranty agencies, or to the servicing requirements for FFELP loans. Such changes could have a material adverse effect on the Company and its results of operations.
HERA was enacted into law on February 8, 2006 and effectively reauthorized the Title IV provisions of the FFEL Program through 2012. HERA did not reauthorize the entire Higher Education Act, which is set to expire on June 30, 2007 (as a result of the Third Higher Education Extension Act of 2006). Therefore, further action will be required by Congress to either extend or reauthorize the remaining titles of the Higher Education Act.
The Company does not anticipate a negative impact from the reauthorization of the remaining titles of the Higher Education Act. However, it cannot predict the outcome of this or any other legislation impacting the FFEL Program, and recognizes that a level of political and legislative risk always exists within the industry. This could include changes in legislation further impacting lender margins, fees paid to the Department, new policies affecting the competition between the FDL Program and FFEL Programs, or additional lender risk sharing. See Part I, Item I, “Business—Recent Developments Related to the Higher Education Act.”
In addition to changes to the FFEL Program and the Higher Education Act, changes to privacy and direct mail legislation could also negatively impact the Company, in particular the Company’s lead generation activities. Changes in such legislation could restrict the Company’s ability to collect information for its lead generation activities and its ability to use the information it collects. In addition, changes to privacy and direct mail legislation could cause the Company to incur expenses related to implementation of any required changes to the Company’s compliance programs.
A loss of customer data requiring notification to customers could negatively impact the Company’s business.
The Company, on its own behalf and on behalf of other entities, stores a significant amount of personal data about the customers to whom the Company provides services. If the Company were to suffer a major loss of customer data, through breach of its systems or otherwise, entities for which the Company provides services might choose to find another service provider.
Variation in the maturities, timing of rate reset, and variation of indices of the Company’s assets and liabilities exposes the Company to interest rate risks which may adversely affect the Company’s earnings.
Because the Company generates the majority of its earnings from the spread between the yield received on its portfolio of student loans and the cost of financing these loans, the interest rate sensitivity of the balance sheet could have a material effect on the Company’s results of operations. The majority of the Company’s student loans have variable-rate characteristics in interest rate environments where the result of the special allowance payment formula exceeds the borrower rate. Some of the Company’s student loans, primarily Consolidation loans, include fixed-rate floor components depending upon loan terms and the rate reset provisions set by the Department. The Company has financed the majority of its student loan portfolio with variable-rate debt. Because some assets have fixed-rate floors, yet the majority of the financings for these loans are variable-rate, absent utilization of derivative instruments, fluctuations in the interest rate environment will affect the Company’s results of operations. Such fluctuations may be material.
From time to time, the Company’s federally insured loan portfolio will yield additional income due to variable-rate liabilities financing student loans which have fixed-rate floors. Absent the use of derivative instruments, a rise in interest rates will have an adverse effect on earnings due to interest margin compression caused by increasing financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with the special allowance payment formula discussed in Part I, Item 1, “Business – Operating Segments – Asset Generation and Management – Interest Rate Risk Management.” In higher interest rate environments, where the interest rate rises above the borrower rate and fixed-rate loans effectively become variable rate loans, the impact of the rate fluctuations is reduced. Loans originated after April 1, 2006, no longer have fixed-rate floors, as they are purely variable rate.
Due to the variability in duration of the Company’s assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of its entire loan portfolio with the underlying debt instruments. Most student loans, even those with fixed-rate floors, are financed with variable-rate debt. In a rising rate environment, this mismatch could have a negative impact on the Company’s results of operations. Because of this, the Company employs various derivative instruments to offset this mismatch. Changes in interest rates and the composition of the Company’s student loan portfolio and derivative instruments will impact the effect of interest rates on the Company’s earnings, and the Company cannot predict any such impact with any level of certainty. See Part I, Item 1, “Business – Operating Segments – Asset Generation and Management — Interest Rate Risk Management.”
The Company is subject to various market risks which may have an adverse impact upon its business and operations and may have a negative effect on the Company’s profitability.
The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could be impacted by shifts in market interest rates. The borrower rates on the Company’s current portfolio of federally insured loans are generally reset by the Department each July 1st based on a formula determined by the date of the origination of the loan, with the exception of rates on consolidation loans, which are generally fixed-rate to the borrower for the life of the loan. For all FFELP loans originated after July 1, 2006, the loans are fixed-rate to the borrower for the life of the loan. For FFELP loans originated prior to April 1, 2006, the interest rate the Company actually receives on federally insured loans is the greater of the borrower rate and a SAP rate determined by a formula based on a spread to either the 91-day Treasury Bill index or the 90-day commercial paper index, depending on when the loans were originated and the current repayment status of the loans. On FFELP loans originated on or after April 1, 2006, the Company only earns interest at the SAP rate determined by a formula based on 90-day commercial paper. For the FFELP portfolio of loans originated on or after April 1, 2006, when the borrower rate exceeds the variable rate based upon the SAP formula, the Company must return the excess to the Department.
The result is that loans originated prior to April 1, 2006, may have fixed-rate floors in declining interest rate environments, however, in rising interest rate environments, all such loans convert to their variable SAP rates. Loans originated on or after April 1, 2006, will no longer experience fixed-rate floors and will only be variable rate in rising or falling interest rate environments.
The Company issues asset-backed securities, the vast majority being variable-rate, to fund its student loan assets. The variable-rate debt is generally indexed to 90-day LIBOR, set by auction or through a remarketing process. The income generated by the Company’s student loan assets is generally driven by short-term indices (Treasury bills and commercial paper) that are different from those which affect the Company’s liabilities (generally LIBOR), which creates basis risk. Moreover, the Company also faces basis risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as every quarter, and the timing of the interest rate resets on its assets, which generally occur daily. In a declining interest rate environment, this may cause the Company’s student loan spread to compress, while in a rising rate environment, it may cause it to increase. The Company has used derivatives instruments to hedge basis risk, however, most basis risk is not hedged, since the relationship between the indices for most of the Company’s assets and liabilities is highly correlated. Nevertheless, the basis between the indices may widen from time to time, which would impact the net spread on the portfolio.
The Company is subject to foreign currency exchange risk and such risk could lead to increased costs.
As a result of the Company’s offerings of Euro-denominated notes completed in 2006, the Company is subject to increased foreign currency exchange risk as discussed under the caption “Foreign Currency Exchange Risk” in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.
Additionally, the Company is also exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. and Canadian dollars as a result of the Company’s December 2004 acquisition of EDULINX, a Canadian corporation engaged in the servicing of Canadian student loans. The Company has not entered into any foreign currency derivative instruments to hedge this risk. Fluctuations in foreign currency exchange rates may have an adverse effect on the financial position, results of operations, and cash flows of the Company.
The Company’s derivative instruments may not be successful in managing interest rate and foreign currency exchange risks, which may negatively impact the Company’s operations.
When the Company utilizes derivative instruments, it utilizes them to manage interest rate and foreign currency exchange sensitivity. Although the Company does not use derivative instruments for speculative purposes, its derivative instruments do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 133”); consequently, the change in fair value, called the “mark to market”, of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and foreign currency exchange rates can and have significantly impacted the valuation of the Company’s derivatives. Accordingly, changes or shifts in the forward yield curve and foreign currency exchange rates will impact the financial position, results of operations, and cash flows of the Company. The derivative instruments used by the Company are typically in the form of interest rate swaps, basis swaps, interest rate floor contracts, and cross-currency interest rate swaps.
Developing an effective strategy for dealing with movements in interest rates and foreign currency exchange rates is complex, and no strategy can completely insulate the Company from risks associated with such fluctuations. In addition, a counterparty to a derivative instrument could default on its obligation, thereby exposing the Company to counterparty risk. Further, the Company may have to repay certain costs, such as transaction fees or brokerage costs, if the Company terminates a derivative instrument. Finally, the Company’s interest rate and foreign currency exchange risk management activities could expose the Company to substantial mark to market losses if interest rates or foreign currency exchange rates move materially differently from the environment when the derivatives were entered into. As a result, the Company cannot offer any assurance that its economic hedging activities will effectively manage its interest and foreign currency exchange rate sensitivity or have the desired beneficial impact on its results of operations or financial condition.
When the mark to market of a derivative instrument is negative, the Company owes the counterparty and, therefore, has no counterparty risk. Additionally, if the negative mark to market of derivatives with a counterparty exceeds a specified threshold, the Company may have to pay a collateral deposit to the counterparty. If interest and foreign currency exchange rates move materially, the Company could be required to deposit a significant amount of collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company’s capital resources. The Company attempts to manage market risks associated with interest and foreign currency exchange rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken.
The Company faces liquidity risks due to the fact that a portion of its operating and warehouse financing needs are provided by third-party sources.
The Company’s primary funding needs are those required to finance its student loan portfolio and satisfy its cash requirements for new student loan originations and acquisitions, operating expenses, and technological development. A portion of the Company’s operating and warehouse financings are provided by third parties, over which it has no control. If such financing sources are unavailable, the Company may be unable to meet its financial commitments to creditors, branding partners, forward flow lenders, or borrowers when due unless the Company is able to find alternative funding mechanisms.
The Company relies upon three conduit warehouse loan financing vehicles to support its funding needs on a short-term basis: a multi-seller bank provided conduit with $4 billion of committed funding for FFELP loans, a single-seller extendible commercial paper conduit authorized to fund up to $5 billion in FFELP loans, and a private loan warehouse with $250 million in uncommitted financing for non-federally insured student loans.
The multi-year committed facility for FFELP loans, which terminates in May 2009, and is supported by 364-day liquidity, which must either be renewed annually or funded by the banks through other means for the term of the conduit. As of December 31, 2006, $2.9 billion was outstanding under this facility and $1.1 billion was available for future use. There can be no assurance the Company will be able to maintain this conduit facility, find alternative funding, or increase the commitment level of such facility, if necessary. While the Company’s bank-supported conduit facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future.
The extendible commercial paper warehouse for FFELP loans is offered in the Company’s own name (through its wholly owned subsidiary Nelnet Student Asset Funding Extendible CP, LLC), and is not reliant upon liquidity or bank support. As of December 31, 2006, $2.3 billion of commercial paper was outstanding under this facility and $2.7 billion was available for issuance. This facility has no maturity date, however, there can be no assurance that the Company will be able to maintain this conduit facility, find alternative funding, or increase the outstanding amount of such facility, if necessary.
The private loan warehouse facility is an uncommitted facility that is offered to the Company by one banking partner, which terminates in October 2008. As of December 31, 2006, $35 million was outstanding under this facility and $215 million was available for future use. Nelnet guarantees the performance of the assets in the private loan warehouse facility. There can be no assurance that the Company will be able to maintain this conduit facility, find alternative funding, or increase the size of the facility, if necessary. While the Company’s bank supported facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future.
The Company maintains a $500 million unsecured line of credit supported by various banking entities. At December 31, 2006, there was $103.0 million outstanding on this line and $397.0 million was available for future uses. The $500.0 million line of credit terminates in August 2010, however, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.
On January 24, 2007, the Company established a $475 million unsecured commercial paper program. Under the program, the Company may issue commercial paper for general corporate purposes. The maturities of the notes issued under this program will vary, but may not exceed 397 days from the date of issue. Notes issued under this program will bear interest at rates that will vary based on market conditions at the time of issuance.

Characteristics unique to asset-backed securitization may negatively affect the Company’s continued liquidity.
The Company has historically relied upon, and expects to continue to rely upon, asset-backed securitizations as its most significant source of funding for student loans on a long-term basis. As of December 31, 2006 and 2005, $19.7 billion and $16.5 billion, respectively, of the Company’s student loans were funded by long-term asset-backed securitizations. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. In addition, some of the residual interests in these securitizations have been pledged to secure additional bond obligations. The Company’s rights to cash flow from securitized student loans are subordinate to bondholder interests, and these loans may fail to generate any cash flow beyond what is due to bondholders.
The interest rates on certain of the Company’s asset-backed securities are set and periodically reset via a “dutch auction” or through a remarketing utilizing broker-dealers and remarketing agents for varying intervals, generally ranging from seven to 35 days. (In a few circumstances, the reset periods may be multiple years.) For auction rate securities, investors and potential investors submit orders through a broker-dealer as to the principal amount of notes they wish to buy, hold, or sell at various interest rates. The broker-dealers submit their clients’ orders to the auction agent, who then determines the clearing interest rate for the upcoming period. For remarketed securities, the remarketing agents set the price, which is then offered to investors. If there are insufficient potential bid orders to purchase all of the notes offered for sale, the Company could be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities. A failed auction or remarketing could also reduce the investor base of the Company’s other financing and debt instruments.
In addition, market factors existing at the time the Company’s asset-backed securities are auctioned or remarketed may cause other competing investments to become more attractive to investors than the Company’s securities, which may decrease the liquidity and/or interest rates of such securities.
Future losses due to defaults on loans held by the Company present credit risk which could adversely affect the Company’s earnings.
As of December 31, 2006, 99% of the Company’s student loan portfolio was comprised of federally insured loans. These loans currently benefit from a federal guaranty of their principal balance and accrued interest. As a result of the Company’s Exceptional Performer designation, the Company received 99% reimbursement on all eligible FFELP default claims submitted for reimbursement during the applicable designation period. See Part I, Item 1, “Business – Operating Segments – Asset Generation and Management – Credit Risk.” The Company is entitled to receive this benefit as long as it and/or its service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. In addition, service providers must apply for re-designation as an Exceptional Performer with the Department on an annual basis.
In June 2006, the Company submitted its application for Exceptional Performer re-designation to the Department to continue receiving reimbursements at the 99% level for the 12-month period from June 1, 2006 through May 31, 2007. As of March 1, 2007, the Department has not notified the Company of its redesignation. Until the Department confirms or denies the Company’s application for renewal, the Company continues to receive the benefit of the Exceptional Performer designation. It is the opinion of the Company’s management, based on information currently known, that there is no reason to believe the Company’s application will be rejected. If the Department rejected the Company’s application for Exceptional Performer status, the Company would have to establish a provision for loan losses related to the risk sharing on those loans that the Company services internally. Based on the balance of federally insured loans outstanding as of December 31, 2006, this provision would be approximately $15.3 million.
The Company bears full risk of losses experienced with respect to the unguaranteed portion of its federally insured loans (the 1% risk sharing on loans serviced by a service provider designated as an Exceptional Performer and 2-3% risk sharing portion on loans not serviced by a service provider designated as an Exceptional Performer). If the Company or a third party service provider were to lose its Exceptional Performer designation, either by the Department or Congress discontinuing the program or by the Company or third party not meeting the required servicing standards, loans serviced by the Company or third-party would become subject to the 2-3% risk sharing loss for all claims submitted after any loss of the Exceptional Performer designation. If the Department discontinued the program or Congress eliminated the program, the Company would have to establish a provision for loan losses related to the 2-3% risk sharing.
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

The Company could experience cash flow problems if a guaranty agency defaults on its guaranty obligation.
A deterioration in the financial status of a guaranty agency and its ability to honor guaranty claims on defaulted student loans could result in a failure of that guaranty agency to make its guaranty payments in a timely manner, if at all. The financial condition of a guaranty agency can be adversely affected if it submits a large number of reimbursement claims to the Department, which results in a reduction of the amount of reimbursement that the Department is obligated to pay the guaranty agency. The Department may also require a guaranty agency to return its reserve funds to the Department upon a finding that the reserves are unnecessary for the guaranty agency to pay its FFEL Program expenses or to serve the best interests of the FFEL Program.
If the Department has determined that a guaranty agency is unable to meet its guaranty obligations, the loan holder may submit claims directly to the Department, and the Department is required to pay the full guaranty claim. However, the Department’s obligation to pay guaranty claims directly in this fashion is contingent upon the Department making the determination that a guaranty agency is unable to meet its guaranty obligations. The Department may not ever make this determination with respect to a guaranty agency and, even if the Department does make this determination, payment of the guaranty claims may not be made in a timely manner, which could result in the Company experiencing cash shortfalls.
As of December 31, 2006, College Assist, Nebraska Student Loan Program, Inc., California Student Aid Commission, Educational Credit Management Corp., United Student Aid Funds, Inc., and American Student Assistance were the primary guarantors of the student loans beneficially owned by the Company’s education lending subsidiaries. Management periodically reviews the financial condition of its guarantors and does not believe the level of concentration creates an unusual or unanticipated credit risk. In addition, management believes that based on amendments to the Higher Education Act, the security for and payment of any of the education lending subsidiaries’ obligations would not be materially adversely affected as a result of legislative action or other failure to perform on its obligations on the part of any guaranty agency. The Company, however, cannot provide absolute assurances to that effect.
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
In the FFEL Program market, the Company faces significant competition from SLM Corporation, the parent company of Sallie Mae. The Company also faces intense competition from other existing lenders and servicers. As the Company expands its student loan origination and acquisition activities, that expansion may result in increased competition with some of its servicing customers. This has in the past occasionally resulted in servicing customers terminating their contractual relationships with the Company, and the Company could in the future lose more servicing customers as a result. As the Company seeks to further expand its business, the Company will face numerous other competitors, many of which will be well established in the markets the Company seeks to penetrate. Some of the Company’s competitors are much larger than the Company, have better name recognition, and have greater financial and other resources. In addition, several competitors have large market capitalizations or cash reserves and are better positioned to acquire companies or portfolios in order to gain market share. Consequently, such competitors may have more flexibility to address the risks inherent in the student loan business. Finally, some of the Company’s competitors are tax-exempt organizations that do not pay federal or state income taxes and which usually have the ability to issue tax-exempt securities, which typically carry a lower cost of funds than the Company’s securities. These factors could give the Company’s competitors a strategic advantage.
Higher rates of prepayments of student loans could reduce the Company’s profits.
Pursuant to the Higher Education Act, borrowers may prepay loans made under the FFEL Program at any time without penalty. Prepayments may result from consolidating student loans, which tends to occur more frequently in low interest rate environments, from borrower defaults, which will result in the receipt of a guaranty payment, and from voluntary full or partial prepayments, among other things. High prepayment rates will have the most impact on the Company’s asset-backed securitization transactions priced in relation to LIBOR, since these securities are priced according to their expected average lives. As of December 31, 2006, the Company had 13 transactions outstanding totaling approximately $14.2 billion that had experienced cumulative prepayment rates ranging from 6.9% to 25.0% as compared to 10 transactions outstanding totaling approximately $10.1 billion that had experienced cumulative prepayment rates ranging from 13.0% to 25.2% as of December 31, 2005. The rate of prepayments of student loans may be influenced by a variety of economic, social, and other factors affecting borrowers, including interest rates and the availability of alternative financing. The Company’s profits could be adversely affected by higher prepayments, which would reduce the amount of interest the Company received and expose the Company to reinvestment risk.

Increases in consolidation loan activity by the Company and its competitors present a risk to the Company’s loan portfolio and profitability.
The Company’s portfolio of federally insured loans is subject to refinancing through the use of consolidation loans, which are expressly permitted by the Higher Education Act. Consolidation loan activity may result in three detrimental effects. First, when the Company consolidates loans in its own portfolio, the new consolidation loans have a lower yield than the loans being refinanced due to the statutorily mandated consolidation loan rebate fee of 1.05% per year. Although consolidation loans generally feature higher average balances, longer average lives, and slightly higher special allowance payments, such attributes may not be sufficient to counterbalance the cost of the rebate fees. Second, and more significantly, the Company may lose student loans in its portfolio that are consolidated away by competing lenders. Increased consolidations of student loans by the Company’s competitors may result in a negative return on loans, when considering the origination costs or acquisition premiums paid with respect to these loans. Additionally, consolidation of loans away by competing lenders can result in a decrease of the Company’s servicing portfolio, thereby decreasing fee-based servicing income. Third, increased consolidations of the Company’s own student loans create cash flow risk because the Company incurs upfront consolidation costs, which are in addition to the origination or acquisition costs incurred in connection with the underlying student loans, while extending the repayment schedule of the consolidated loans.
The Company’s student loan origination and lending activities could be significantly impacted by the repeal of the single holder rule. The single holder rule, which generally restricted a competitor from consolidating loans away from a holder that owns all of a student’s loans, was abolished effective June 15, 2006. As a result, a substantial portion of the Company’s non-consolidated portfolio could be at risk of being consolidated away by a competitor. On the other hand, the abolition of the rule has also opened up a portion of the rest of the market to the Company that it previously could not access. As of December 31, 2006, the Company’s non-Consolidation portfolio was 28% of its total portfolio. For the year ended December 31, 2006, the Company’s net consolidation originations were $2.7 billion and the consolidation loans lost to external parties were $1.1 billion.
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
In addition, as of December 31, 2006, third parties owned approximately 50.5% of the loans the Company serviced. To the extent that third-party servicing clients reduce the volume of student loans that the Company processes on their behalf, the Company’s income would be reduced, and, to the extent the related costs could not be reduced correspondingly, net income could be adversely affected. Such volume reductions occur for a variety of reasons, including if third-party servicing clients commence or increase internal servicing activities, shift volume to another service provider, perhaps because such other service provider does not compete with the client in student loan originations and acquisitions, or exit the FFEL Program completely, for instance as a result of reduced interest rate margins.
If the Company does not have effective default prevention programs or the borrowers serviced by the Company otherwise go into default in greater numbers than with other servicing companies, schools and other lenders may choose to utilize the services of companies with lower default rates. In particular, schools are required to keep their default rates at or below certain levels under the Higher Education Act. An increase in the Company’s default rate could be attributed to the schools and accordingly the schools cohort default rates could increase. Such an increase may cause schools to utilize servicers with lower default rates, thereby reducing the Company’s servicing and origination volume.
The Company may be limited in its ability to pay dividends or make other payments as a result of the terms of certain outstanding securities issued by the Company.
In September 2006, the Company issued certain junior subordinated hybrid securities (the “Hybrid Securities”). So long as the Hybrid Securities remain outstanding, if the Company has given notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing, then the Company will not, and will not permit any of its subsidiaries to:
•	declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment regarding, any of the Company’s capital stock;

•	except as required in connection with the repayment of principal, and except for any partial payments of deferred interest that may be made through the alternative payment mechanism described in the indenture relating to the Hybrid Securities, make any payment of principal of, or interest or premium, if any, on, or repay, repurchase or redeem any of the Company’s debt securities that rank pari passu with or junior to the Hybrid Securities; or

•	make any guaranty payments regarding any guaranty by the Company of the subordinated debt securities of any of the Company’s subsidiaries if the guaranty ranks pari passu with or junior in interest to the Hybrid Securities.
In addition, if any deferral period lasts longer than one year, the limitation on the Company’s ability to redeem or repurchase any of its securities that rank pari passu with or junior in interest to the Hybrid Securities will continue until the first anniversary of the date on which all deferred interest has been paid or cancelled.
If the Company is involved in a business combination where immediately after its consummation more than 50% of the surviving entity’s voting stock is owned by the shareholders of the other party to the business combination, then the immediately preceding sentence will not apply to any deferral period that is terminated on the next interest payment date following the date of consummation of the business combination.
However, at any time, including during a deferral period, the Company will be permitted to:
•	pay dividends or distributions in additional shares of the Company’s capital stock;

•	declare or pay a dividend in connection with the implementation of a shareholders’ rights plan, or issue stock under such a plan, or redeem or repurchase any rights distributed pursuant to such a plan; and

•	purchase common stock for issuance pursuant to any employee benefit plans.
Failures in the Company’s information technology system could materially disrupt its business.
The Company’s servicing and operating processes are highly dependent upon its information technology system infrastructure, and the Company faces the risk of business disruption if failures in its information systems occur, which could have a material impact upon its business and operations. The Company depends heavily on its own computer-based data processing systems in servicing both its own student loans and those of third-party servicing customers. If servicing errors do occur, they may result in a loss of the federal guaranty on the federally insured loans serviced or in a failure to collect amounts due on the student loans that the Company services. The Company regularly backs up its data and maintains detailed disaster recovery plans. With the exception of the Company’s loan servicing systems, the Company does not maintain fully redundant information systems. A major physical disaster or other calamity that causes significant damage to information systems could adversely affect the Company’s business. Additionally, loss of information systems for a sustained period of time could have a negative impact on the Company’s performance and ultimately on cash flow in the event the Company were unable to process borrower payments.
Transactions with affiliates and potential conflicts of interest of certain of the Company’s officers and directors, including one of its Co-Chief Executive Officers, pose risks to the Company’s shareholders that the Company may not enter into transactions on the same terms that the Company could receive from unrelated, third-parties.
The Company has entered into certain contractual arrangements with entities controlled by Michael S. Dunlap, the Company’s Chairman and Co-Chief Executive Officer and a principal shareholder, and members of his family and, to a lesser extent, with entities in which other directors and members of management hold equity interests or board or management positions. Such arrangements constitute a significant portion of the Company’s business and include sales of student loans and student loan origination rights by such affiliates to the Company. These arrangements may present potential conflicts of interest. Many of these arrangements are with Union Bank and Trust Company (“Union Bank”), in which Michael S. Dunlap owns an indirect interest and of which he serves as non-executive chairman. The Company intends to maintain its relationship with Union Bank, which management believes provides substantial benefits to the Company, although there can be no assurance that any transactions between the Company and entities controlled by Mr. Dunlap, his family, and/or other officers and directors of the Company are, or in the future will be, on terms that are no less favorable than what could be obtained from an unrelated third party.
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
The Company’s inability to maintain strong relationships with significant schools, branding and forward flow partners, servicing customers, guaranty agencies, and software licensees could result in loss of:
•	loan origination volume with borrowers attending certain schools;

•	loan origination volume generated by some of the Company’s branding and forward flow partners;

•	loan and guaranty servicing volume generated by some of the Company’s loan servicing and guaranty agency customers; and

•	software licensing volume generated by some of the Company’s licensees.
The Company cannot make any assurances that its forward flow channel lenders or its branding partners will continue their relationships with the Company. Loss of a strong branding or forward flow partner or relationships with schools from which a significant volume of student loans is directly or indirectly acquired, could result in an adverse effect on the Company’s business.
The business of servicing Canadian student loans by EDULINX is limited to a small group of servicing customers and the agreement with the largest of such customers is currently scheduled to expire on March 31, 2008. As discussed in Part I, Item 1, “Business – Operating Segments – Student Loan and Guaranty Servicing”, EDULINX has been notified that the Government of Canada has decided to award a competitive contract to provide financial and related administrative services in support of the CSLP, upon the expiration of the current EDULINX contract for such services, to another service provider. During 2006, the Company recognized $53.9 million, or 28.3% of its loan and guaranty servicing income, from this customer.
As a result of the non-renewal of the CSLP contract, the Company is exploring various options for EDULINX. The Company may incur charges or losses in connection with the disposal, through sale or otherwise, or continued operation of EDULINX. Such losses or charges may be significant and would have a material adverse effect on the Company’s operations.
The Company’s failure to successfully manage business and certain asset acquisitions could have a material adverse effect on the Company’s business, financial condition, and/or results of operations.
The Company may acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies, and personnel, or through investments in other companies. During 2004 through 2006, the Company acquired the stock and certain assets of 17 different entities. Any acquisition or investment is subject to a number of risks. Such risks may include diversion of management time and resources, disruption of the Company’s ongoing business, difficulties in integrating acquisitions, dilution to existing stockholders if the Company’s common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition, lack of familiarity with new markets, and difficulties in supporting new product lines. The Company’s failure to successfully manage acquisitions or investments, or successfully integrate acquisitions, could have a material adverse effect on the Company’s business, financial condition, and/or results of operations. Correspondingly, the Company’s expectations to the accretive nature of the acquisitions could be inaccurate.

================================================================================

ITEM 1B. UNRESOLVED STAFF COMMENTS
The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.
ITEM 2. PROPERTIES
The following table lists the principal facilities owned or leased by the Company. The Company owns the building in Lincoln, Nebraska where its principal office is located.

			Lease
		Approximate	expiration
Location	Primary Function or Segment	square feet	date
Jacksonville, FL.	Student Loan and Guaranty Servicing, Software and Technical Services	109,000	January 2014
Aurora, CO	Asset Generation and Management, Student Loan and Guaranty Servicing, Software and Technical Services	114,000	February 2008
Mississauga, Ontario	Student Loan Servicing	113,000	August 2009
Lincoln, NE.	Corporate Headquarters, Asset Generation and Management, Student Loan and Guaranty Servicing	109,000	—
Indianapolis, IN	Asset Generation and Management, Student Loan and Guaranty Servicing	62,000	February 2008
Lawrenceville, NJ.	Enrollment Services and List Management	62,000	April 2011
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
On October 13, 2006, the Company completed the purchase of the building in Lincoln, Nebraska in which the Company’s corporate headquarters are located. The Company acquired the building through the Company’s indirectly, wholly-owned subsidiary M & P Building, LLC (“M & P”). In connection with the acquisition of the building M & P assumed the outstanding note and deed of trust on the property.
ITEM 3. LEGAL PROCEEDINGS
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
Report by the Office of Inspector General of the Department of Education
On January 19, 2007, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the Department to resolve the audit by the OIG of the Company’s portfolio of student loans receiving 9.5% special allowance payments. Under the terms of the Settlement Agreement, the Company will retain the 9.5% special allowance payments that the Company received from the Department prior to July 1, 2006. In addition, the Settlement Agreement will effectively eliminate all 9.5% special allowance payments with respect to the Company’s portfolios of loans for periods on and after July 1, 2006.
As previously reported, the OIG audit report contained a finding by the OIG that an increase in the amount of 9.5% special allowance payments that had been received by the Company was based on what the OIG deemed to be ineligible loans. Such loans were deemed by the OIG to be ineligible for 9.5% special allowance payments due to interpretive issues as outlined in the Settlement Agreement.
The Company disagrees with the OIG audit report, and continues to believe that the Company billed for the 9.5% special allowance payments in accordance with applicable laws, regulations, and the Department’s previous guidance. As a part of the Settlement Agreement, the Company and the Department acknowledge a dispute exists related to guidance previously issued by the Department and the application of the existing laws and regulations related to the Company receiving certain 9.5% special allowance payments, and that the Settlement Agreement is based in part on the parties’ desire to avoid costly litigation regarding that dispute. The new guidance provided to the Company in the Settlement Agreement will effectively eliminate all future 9.5% special allowance payments for the Company. These loans will continue to receive special allowance payments using other applicable special allowance formulas.
The Settlement Agreement resolves all issues between the Company and the Department that arise out of or relate to the contents of the OIG audit report and the Department’s review of the issues raised therein related to the receipt of the 9.5% special allowance.
The Settlement Agreement does not preclude any other government agency from reviewing the issues raised in the OIG audit report. The Company was informed by the Department that a civil attorney with the Department of Justice has opened a file regarding this issue which the Company understands is common procedure following an OIG audit report. The Company believes that any claim related to this issue has no merit.

Investigation by the New York Attorney General’s Office
On January 11, 2007, the Company received a letter from the NYAG requesting certain information and documents from the Company in connection with the NYAG’s investigation into preferred lender list activities. “Preferred lender lists” are lists of lenders recommended by college and university financial aid departments to students seeking financial aid. The Company understands that the NYAG’s office is conducting an investigation to determine if there are conflict of interest issues relating to lenders being placed on the preferred lender lists at colleges and universities. The Company understands that the NYAG has sent similar requests to other lenders and is also seeking information from a number of colleges and universities nationwide. The Company is cooperating with the NYAG’s investigation and believes its practices comply with all applicable laws and regulations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Class A Common Stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B Common Stock is not publicly traded. The number of holders of record of the Company’s Class A Common Stock and Class B Common Stock as of February 22, 2007 was 388 and nine, respectively. Because many shares of the Company’s Class A Common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders. The following table sets forth the high and low sales prices for the Company’s Class A Common Stock for each full quarterly period in 2006 and 2005.

	2006				2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$43.19	$42.97	$40.65	$30.79	$34.75	$38.12	$38.01	$40.68
Low	40.00	36.04	28.52	25.24	26.27	31.00	33.65	35.99
The Company did not pay cash dividends on either class of its Common Stock during the two most recent fiscal years. On February 7, 2007, the Company’s Board of Directors approved a cash dividend of $0.07 per share on the Company’s Class A and Class B Common Stock to be paid on March 15, 2007 to shareholders of record as of March 1, 2007. The Company intends to continue paying a quarterly dividend in the future.
Performance Graph
The following graph compares the change in the cumulative total shareholder return on the Company’s Class A Common Stock to that of the cumulative return of the Dow Jones U.S. Total Market Index and the Dow Jones U.S. Financial Services Index. The graph assumes that the value of an investment in the Company’s Class A Common Stock and each index was $100 on December 11, 2003 (the date of the Company’s initial public offering of its Class A Common Stock), and that all dividends, if applicable, were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPRASION OF CUMULATIVE TOTAL RETURN
AMONG NELNET, INC., THE DOW JONES US TOTAL MARKET INDEX,
AND THE DOW JONES US FINANCIAL SERVICES INDEX

Company/Index	12/11/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Nelnet, Inc.	$100.00	$102.75	$123.53	$186.61	$125.50
Dow Jones U.S. Total Market Index	$100.00	$103.71	$116.17	$123.52	$142.75
Dow Jones U.S. Financial Services Index	$100.00	$103.63	$118.41	$128.33	$163.95
The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.
Stock Repurchases
The following table summarizes the repurchases of Class A Common Stock during the fourth quarter of 2006 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs (2) (3)	or programs (4)
October 1 - October 31, 2006	—	$—	—	4,401,512
November 1 - November 30, 2006	90,684	25.60	90,684	4,467,944
December 1 - December 31, 2006	—	—	—	4,418,535

Total	90,684	$25.60	90,684

(1)	The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below, of which there were none for the months of October, November, and December; and (ii) shares repurchased pursuant to the 2006 ESLP discussed in footnote (3) below.

(2)	On May 25, 2006, the Company publicly announced that its Board of Directors had authorized a stock repurchase program to buy back up to a total of five million shares of the Company’s Class A Common Stock (the “2006 Plan”). The 2006 Plan has an expiration date of May 24, 2008 (not January 31, 2008 as indicated in the press release dated May 25, 2006 which announced the program). On February 7, 2007, the Company’s Board of Directors increased the total shares the Company is allowed to buy back to 10 million. No shares were repurchased by the Company during October, November, and December 2006 under the 2006 Plan.

(3)	On May 25, 2006, the Company publicly announced that the shareholders of the Company approved an Employee Stock Purchase Loan Plan (the “2006 ESLP”) to allow the Company to make loans to employees for the purchase of shares of the Company’s Class A Common Stock either in the open market or directly from the Company. A total of $40 million in loans may be made under the 2006 ESLP, and a total of one million shares of Class A Common Stock are reserved for issuance under the 2006 ESLP. Shares may be purchased directly from the Company or in the open market through a broker at prevailing market prices at the time of purchase, subject to any conditions or restrictions on the timing, volume, or prices of purchases as determined by the Compensation Committee of the Board of Directors and set forth in the Stock Purchase Loan Agreement with the participant. The 2006 ESLP shall terminate May 25, 2016. All of the shares repurchased by the Company during October, November, and December 2006 were repurchased under the 2006 ESLP.

(4)	The maximum number of shares that may yet be purchased under the plans is calculated below. In February 2007, the Company repurchased 3,059,800 shares under the 2006 Plan, including 2,725,000 shares repurchased from certain members of management of the Company, for $75.4 million ($24.65 per share). There are no assurances that any additional shares will be repurchased under either the 2006 Plan or the 2006 ESLP. Shares under the 2006 ESLP may be issued by the Company rather than purchased in open market transactions.

				(B / C)	(A + D)
		Approximate dollar	Closing price on	Approximate	Approximate
	Maximum number of	value of shares that	the last trading	numberof shares	number of shares
	shares that may yet be	may yet be	day of the	that may yet be	that may yet be
	purchased under the	purchased under	Company's Class	purchased under	purchased under
	2006 Plan	the 2006 ESLP	A Common Stock	the 2006 ESLP	the 2006 Plan and
As of	(A)	(B)	(C)	(D)	2006 ESLP
October 31, 2006	3,059,800	$39,500,000	$29.44	1,341,712	4,401,512
November 30, 2006	3,059,800	37,175,000	26.40	1,408,144	4,467,944
December 31, 2006	3,059,800	37,175,000	27.36	1,358,735	4,418,535
Equity Compensation Plans
For information regarding the Company’s equity compensation plans, see Part III, Item 12 of this Report.
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected financial and other operating information of the Company. The selected financial data in the table is derived from the consolidated financial statements of the Company. As a result of several business and asset acquisitions made by the Company and the Company’s rapid organic growth, the period-to-period comparability of the Company’s financial position and results of operations may be difficult. In addition, the Company began recognizing interest income in 2004 on a loan portfolio in which it earned a minimum of 9.5 percent. Interest income earned on this portfolio has decreased as a result of rising interest rates and the pay down of the portfolio. As a result of the Company’s settlement entered into with the Department, beginning July 1, 2006 the Company no longer recognizes income on this loan portfolio. As such, the following data should be read in conjunction with the consolidated financial statements, the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this Report.
Management evaluates the (Company’s GAAP-based financial information as well as operating results on a non-GAAP performance measure referred to as “base net income”. Management believes “base net income.” provides additional insight into the financial performance of the core operations.

		Year ended Decmber 31,
	2006	2005	2004	2003	2002
		(dollars in thousands, except share data)
Income Statement Data:
Net interest income	$308,692	329,097	398,166	171,722	185,029
Less provision (recovery) for loan losses	15,308	7,030	(529)	11,475	5,587

Net interest income after provision (recovery) for loan losses	293,384	322,067	398,695	160,247	179,442
Other income	332,131	204,962	124,529	121,976	127,941
Derivative market value, foreign currency, and put option adjustments	(31,075)	96,227	(11,918)	(1,183)	2,962
Derivative settlements, net	23,432	(17,008)	(34,140)	(1,601)	(3,541)
Salaries and benefits	(246,116)	(172,732)	(133,667)	(124,273)	(106,874)
Amortization of intangible assets	(25,122)	(9,479)	(8,768)	(12,766)	(22,214)
Impairment expense	(31,090)	—	—	—	—
Other operating expenses	(208,675)	(140,092)	(100,316)	(96,111)	(101,875)

Income before income taxes and minority interest	106,869	283,945	234,415	46,289	75,841
Net income	68,155	181,122	149,179	27,103	48,538
Earnings per share, basic and diluted	$1.27	3.37	2.78	0.60	1.08
Weighted average shares outstanding	53,593,056	53,761,727	53,648,605	45,501,583	44,971,290

Other Data:
Origination and acquisition volume (a)	$6,696,118	8,471,121	4,070,529	3,093,014	1,983,403
Average student loans	$21,696,466	15,716,388	11,809,663	9,316,354	8,171,898
Student loans serviced (at end of period)	$39,636,502	35,127,452	28,288,622	18,773,899	17,863,210

Ratios:
Core student loan spread	1.42%	1.51%	1.66%	1.78%	1.65%
Net loan charge-offs as a percentage of average student loans	0.012%	0.006%	0.070%	0.080%	0.047%
Shareholders’ equity to total assets (at end of period)	2.51%	2.85%	3.01%	2.56%	1.12%

		As of December 31,
	2006	2005	2004	2003	2002
		(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$106,086	103,650	39,989	198,423	40,155
Student loans receivables, net	23,789,552	20,260,807	13,461,814	10,455,442	8,559,420
Goodwill and intangible assets	354,414	252,652	20,509	11,630	23,909
Total assets	26,796,873	22,798,693	15,169,511	11,932,831	9,766,583
Bonds and notes payable	25,562,119	21,673,620	14,300,606	11,366,458	9,447,682

(a)	Initial loans originated or acquired through various channels, including originations through the direct channel; acquisitions through the branding partner channel, the forward flow channel, and the secondary market (spot purchases); and loans acquired in portfolio and business acquisitions.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
OVERVIEW
The Company is an education planning and financing company focused on providing quality products and services to students, families, and schools nationwide. The Company is a vertically-integrated organization that offers a broad range of pre-college, in-college, and post-college products and services to its customers.
Built through a focus on long-term organic growth and further enhanced by strategic acquisitions, the Company earns its revenues from net interest income on its portfolio of student loans as well as from fee based revenues related to its education finance and service operations.
During 2006, the Company continued to become more vertically-integrated and focused on complimenting solid asset growth with revenue diversification. The table below summarizes the percentage of revenue earned from net interest income and fee based income over the past three years.

The Company accomplished revenue diversification through (i) growth of existing fee based activities such as list sales and tuition payment management services and (ii) business acquisitions. During 2006, the Company acquired infiNET which expanded its campus commerce product offerings, and CUnet and Petersons which contribute to the Company’s Enrollment Services and List Management segment.
While revenue diversification and student loan asset growth were the highlights of 2006 for the Company, several other events in 2006 affected the Company’s results of operations.
•	On February 8, 2006, the Higher Education Reconciliation Act (“HERA”) of 2005 was enacted into law. One of the provisions of HERA reduced guarantee rates on FFELP loans. As a result, in February 2006, the Company recorded an expense of $6.9 million ($4.3 million after tax) to increase the Company’s allowance for loan losses.

•	The Company experienced compression of its core student loan yield primarily due to changes in portfolio mix and a reduction of floor income earned on its fixed rate portfolio. The Company’s portfolio of consolidation student loan assets was 72.0% as of December 31, 2006 compared to 64.2% as of December 31, 2005. In addition rising interest rates reduced the amount of floor income earned by the Company on loans earning at fixed rates, however, the Company had hedged a substantial portion of this risk.

•	Beginning in the third quarter 2006, the Company sold student loans to an unrelated party. Loans sold were not serviced by the Company and, as such, management believed these loans were at a greater risk of being consolidated away from the Company by third parties. These loan sales resulted in a $14.0 million gain.

•	In December 2006, EDULINX, a subsidiary of the Company, was notified that the Government of Canada had decided to award its contract to another service provider upon the expiration of the contract with EDULINX on March 31, 2008. As a result, the Company recognized a $9.4 million impairment charge on long-lived assets. See “Recent Developments” for additional information about this event.

•	In January 2007, the Company entered into a Settlement Agreement with the Department that resulted in the elimination of 9.5% special allowance payments and recognized a charge of $21.7 million in 2006 as a result of the Agreement. See “Recent Developments” for additional information about the Settlement Agreement.

•	During 2006, the Company repurchased and retired 1,940,200 shares of Class A Common Stock for $62.4 million.
RESULTS OF OPERATIONS
The Company’s operating results are primarily driven by the performance of its existing portfolio, the cost necessary to generate new assets, the revenues generated by its fee based business, and the cost to provide those services. The performance of the Company’s portfolio is driven by net interest income and losses related to credit quality of the assets along with the cost to administer and service the assets and related debt.
Acquisitions
Management believes the Company’s business and asset acquisitions in recent years have enhanced the Company’s position as a vertically-integrated industry leader and established a strong foundation for growth. Although the Company’s assets, loan portfolios, and fee-based revenues increase through such transactions, a key aspect of each transaction is its impact on the Company’s prospective organic growth and the development of its integrated platform of services. Management believes these acquisitions allow the Company to expand the products and services offered to education and financial institutions and students and families throughout the education and education finance process. In addition, these acquisitions diversify the Company’s asset generation streams and/or diversify revenue by offering other products and services that are not dependent on government programs, which reduces the Company’s exposure to legislation and political risk. The Company also expects to reduce costs from these acquisitions through economies of scale and by integrating certain support services. In addition, the Company expects to increase revenue from these acquisitions by offering multiple products and services to its customers. As a result of these recent acquisitions and the Company’s rapid organic growth, the period-to-period comparability of the Company’s results of operations may be difficult.
Net Interest Income
The Company generates a significant portion of its earnings from the spread, referred to as its student loan spread, between the yield the Company receives on its student loan portfolio and the cost of funding these loans. This spread income is reported on the Company’s consolidated statement of operations as net interest income. The amortization of loan premiums, including capitalized costs of origination, the consolidation loan rebate fee, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company’s statements of income. The amortization of debt issuance costs is included in interest expense on the Company’s statements of income.
The Company’s portfolio of FFELP loans originated prior to April 1, 2006 earns interest at the higher of a variable rate based on the special allowance payment (SAP) formula set by the Department and the borrower rate. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. As a result of one of the provisions of HERA, the Company’s portfolio of FFELP loans originated on or after April 1, 2006 earns interest at a variable rate based on the SAP formula. For the portfolio of loans originated on or after April 1, 2006, when the borrower rate exceeds the variable rate based on the SAP formula, the Company must return the excess to the Department.
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
The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company’s loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. One of the changes to the Higher Education Act as a result of HERA’s enactment in February 2006 was to lower the guarantee rates on FFELP loans, including a decrease in insurance and reinsurance on portfolios receiving the benefit of the Exceptional Performance designation by 1%, from 100% to 99% of principal and accrued interest (effective July 1, 2006), and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by 1%, from 98% to 97% of principal and accrued interest (effective for all loans first disbursed on and after July 1, 2006). In February 2006, as a result of the change in these legislative provisions, the Company recorded an expense of $6.9 million ($4.3 million after tax) to increase the Company’s allowance for loan losses.
In September 2005, the Company was re-designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company receives 99% reimbursement (100% reimbursement prior to July 1, 2006) on all eligible FFELP default claims submitted for reimbursement. Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are eligible for the 99% reimbursement. As of December 31, 2006, more than 99% of the Company’s federally insured loans were serviced by providers designated as Exceptional Performers. If the Company or a third party servicer were to lose its Exceptional Performer designation, either by a legislative discontinuance of the program or the Company or third party servicer not meeting the required servicing standards or failing to get re-designated during the annual application process, loans serviced by the Company or such third party would become subject to the 3% risk sharing for all claims submitted after loss of the designation (2% risk sharing effective for all loans disbursed prior to July 1, 2006).
In June 2006, the Company submitted its application for Exceptional Performer redesignation to the Department to continue receiving reimbursements at the 99% level for the 12-month period from June 1, 2006 through May 31, 2007. As of March 1, 2007, the Department has not notified the Company of its redesignation. Until the Department confirms or denies the Company’s application for renewal, the Company continues to receive the benefit of the Exceptional Performer designation. It is the opinion of the Company’s management, based on information currently known, that there is no reason to believe the Company’s application will be rejected. If the Department rejected the Company’s application for Exceptional Performer status, the Company would have to establish a provision for loan losses related to the risk sharing on those loans that the Company services internally. Based on the balance of federally insured loans outstanding as of December 31, 2006, this provision would be approximately $15.3 million.
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
Other Income
The Company also earns fees and generates income from other sources, including principally loan and guaranty servicing income; fee-based income on borrower late fees, payment management activities, and certain marketing and enrollment services; and fees from providing software services.
Loan and Guaranty Servicing Income – Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value or number of loans serviced for each customer. Guaranty servicing fees are calculated based on the number of loans serviced or amounts collected. Revenue is recognized when earned pursuant to applicable agreements, and when ultimate collection is assured.
Other Fee-Based Income – Other fee-based income includes borrower late fee income, payment management fees, the sale of lists and print products, and subscription-based products and services. Borrower late fee income earned by the Company’s education lending subsidiaries is recognized when payments are collected from the borrower. Fees for payment management services are recognized over the period in which services are provided to customers. Revenue from the sale lists and printed products is generally earned and recognized, net of estimated returns, upon shipment or delivery. Revenues from the sales of subscription-based products and services are recognized ratably over the term of the subscription. Subscription revenue received or receivable in advance of the delivery of services is included in deferred revenue.
Software Services – Software services income is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products. Computer and software consulting services are recognized over the period in which services are provided to customers.
Other income also includes the derivative market value and foreign currency adjustments and derivative net settlements from the Company’s derivative instruments and Euro Notes as further discussed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” The change in the fair value of put options (issued as part of the consideration for certain business combinations) is also included in other income.
Operating Expenses
Operating expenses includes indirect costs incurred to generate and acquire student loans, costs incurred to manage and administer the Company’s student loan portfolio and its financing transactions, costs incurred to service the Company’s student loan portfolio and the portfolios of third parties, costs incurred to provide tuition payment processing, campus commerce, enrollment, list management, software, and technical services to third parties, and other general and administrative expenses. Operating expenses also includes the depreciation and amortization of capital assets and intangible assets.
Recent Developments
Department of Education Settlement
Based on provisions of the Higher Education Act and regulations and guidance of the Department and related interpretations, education lenders may receive special allowance payments from the Department which provide a minimum 9.5% interest rate (the “9.5% Floor”) on loans currently financed or financed prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993. A portion of the Company’s FFELP loan portfolio is comprised of loans financed prior to September 30, 2004 with tax-exempt obligations originally issued prior to October 1, 1993. As of December 31, 2006, the Company had $3.0 billion of FFELP loans it determined were eligible to receive special allowance payments at the 9.5% Floor rate. Of this portfolio, $2.4 billion in loans were financed prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently sold to taxable obligations, without retiring the tax-exempt obligations. Loan interest earned on this $2.4 billion portfolio is referred to as the “special allowance yield adjustment” by the Company.
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
In June 2005, the Office of Inspector General of the Department of Education (the “OIG”) commenced an audit of the portion of the Company’s student loan portfolio receiving 9.5% Floor special allowance payments. On September 29, 2006, the Company received a final audit report from the OIG which contained a finding by the OIG that an increase in the amount of 9.5% special allowance payments that have been received by the Company was based on what the OIG deemed to be ineligible loans.
On January 19, 2007, the Company entered into a Settlement Agreement with the Department to resolve the audit by the OIG of the Company’s portfolio of student loans receiving 9.5% special allowance payments. Under the terms of the Settlement Agreement, the Company will retain the 9.5% special allowance payments that it received from the Department prior to July 1, 2006. In addition, the Settlement Agreement will eliminate all 9.5% special allowance payments with respect to the Company’s portfolios of loans for periods on and after July 1, 2006.
The Company disagrees with the OIG audit report, and continues to believe that it billed for the 9.5% special allowance payments in accordance with applicable laws, regulations, and the Department’s previous guidance. As a part of the Settlement Agreement, the Company and the Department acknowledge a dispute exists related to guidance previously issued by the Department and the application of the existing laws and regulations related to the Company receiving certain 9.5% special allowance payments, and that the Settlement Agreement is based in part on the parties’ desire to avoid costly litigation regarding that dispute. The new guidance provided to the Company in the Settlement Agreement will effectively eliminate all future 9.5% special allowance payments for the Company. These loans will continue to receive special allowance payments using other applicable special allowance formulas.
The Company believes the prospective loss of the 9.5% special allowance payments will not have a material adverse affect on the Company’s operations. In addition, the Company does not expect the Settlement Agreement to have any material adverse effect on the outstanding debt obligations issued by the Company’s education lending subsidiaries in the securitization of student loan assets. The Settlement Agreement resolves all issues between the Company and the Department that arise out of or relate to the contents of the OIG audit report and the Department’s review of the issues raised therein. The Settlement Agreement does not preclude any other government agency from reviewing the issues raised in the OIG audit report.
As a result of the Settlement Agreement, the Company recognized an impairment charge of $21.7 million in 2006 related to loan premiums paid on loans acquired in 2005 from the acquisition of LoanSTAR Funding Group, Inc. (“LoanSTAR”) that were previously considered eligible for 9.5% special allowance payments.
EDULINX – Loss of Servicing Contract
Under its existing contract with the Government of Canada, EDULINX, a subsidiary of the Company, provides services in support of the Canada and Integrated Student Loan Programs (“CSLP”) for student borrowers attending public institutions. The Government of Canada is EDULINX’s largest customer. EDULINX’s servicing revenue for the year ended December 31, 2006 was $69.0 million, of which $53.9 million was earned under the CSLP contract.

On December 22, 2006, EDULINX was notified that the Government of Canada had decided to award the CSLP contract to another service provider upon the expiration of the contract with EDULINX on March 31, 2008. As a result of this decision, EDULINX will be required to transition the existing direct-financed CSLP portfolio it services to the selected service provider. As a result of the Government of Canada’s decision to award the CSLP contract to another service provider, the Company recorded an impairment charge of $9.4 million in 2006 related to certain EDULINX assets, including servicing software and hardware under development ($6.8 million), goodwill ($1.5 million), and intangible assets ($1.1 million).
Recent Developments Related to the Higher Education Act
See Part I, Item 1, “Business — Recent Developments Related to the Higher Education Act,” for additional information regarding current legislative proposals that could have an impact on the Company’s results of operations.
Year ended December 31, 2006 compared to year ended December 31, 2005
Net Interest Income

	Year ended
	December 31,	December 31,
	2006	2005	$ Change
	(dollars in thousands)
Interest income:
Loan interest	$1,455,715	904,949	550,766
Investment interest	94,151	44,259	49,892

Total interest income	1,549,866	949,208	600,658
Interest expense:
Interest on bonds and notes payable	1,241,174	620,111	621,063

Net interest income	308,692	329,097	(20,405)
Provision for loan losses	15,308	7,030	8,278

Net interest income after provision for loan losses	$293,384	322,067	(28,683)

Net interest income decreased $28.7 million for the year ended December 31, 2006 compared to 2005. Net interest income for 2006 and 2005 included $24.5 million and $94.7 million of excess yield related to the Company’s 9.5% special allowance yield adjustment. Excluding the excess yield net interest income increased $41.5 million, or 18.3%. This increase was the result of a 38% increase in average student loans and was offset by a decrease in the Company’s student loan yield, recognition of $6.9 million in expense for provision of loan losses related to HERA, and the increase in interest expense as a result of additional issuances of unsecured debt. Additional analysis of net interest income is included in the Company’s operating segment discussion under the Asset Generation and Management operating segment.
Other Income

	Year ended
	December 31,	December 31,
	2006	2005	$ Change
	(dollars in thousands)
Loan and guaranty servicing income	$190,563	152,493	38,070
Other fee-based income	102,318	35,641	66,677
Software services income	15,890	9,169	6,721
Other income	23,360	7,659	15,701
Derivative market value, foreign currency, and put option adjustments	(31,075)	96,227	(127,302)
Derivative settlements, net	23,432	(17,008)	40,440

Total other income	$324,488	284,181	40,307

Loan and guaranty servicing income increased due to growth from acquisitions and an increase in Canadian loan servicing income offset by a decrease in FFELP loan servicing income. Other fee-based income increased largely due to recent acquisitions. In addition, the Company experienced an increase in borrower late fee income related to loan portfolio growth, an increase in the number of managed tuition payment plans, and an increase in list sales volume which also contributed to the growth in other fee-based income. Software services income increased due to the acquisition of 5280 Solutions, LLC (“5280”). The increase in other income is from the gains on the sales of student loan assets. Additional analysis of the increase in income for the year ended December 31, 2006 compared to 2005 is included in the discussion of the results of operations for each of the Company’s operating segments. The change in derivative market value, foreign currency, and put option adjustments was caused by a change in the fair value of the Company’s derivative portfolio and foreign currency rate fluctuations which are further discussed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”
Operating Expenses
Operating expenses increased $188.7 million for the year ended December 31, 2006 compared to 2005. Operating expenses of the Company’s acquisitions, in which there were no comparable operations during 2005, resulted in $143.6 million of this increase. In addition, during 2006, the Company recorded impairment expense of $31.1 million related to the loss of the EDULINX CSLP contract and the Settlement Agreement with the Department.

			Net change
	Year ended	Impact of	after	Year ended
	December 31, 2005	acquisitions	acquistions	December 31, 2006
		(dollars in thousands)
Salaries and benefits	$172,732	60,222	13,162	246,116
Other expenses	140,092	65,709	2,874	208,675
Amortization of intangible assets	9,479	17,641	(1,998)	25,122
Impairment expense	—	—	31,090	31,090

Total operating expenses	$322,303	143,572	45,128	511,003

Excluding the impact of acquisitions and the impairment loss, salaries and benefits and other expenses increased $16.0 million, or 5.1%. This increase was a result of (i) increased costs to develop systems to support a larger organizational structure and (ii) organic growth of the organization, specifically that of the Company’s school-based marketing efforts. The Company’s costs to develop its corporate structure include projects such as recruitment, development, and retention of intellectual capital and technology enhancements to support a larger, more diversified customer and employee base. Additional analysis of the increase in operating expenses for the year ended December 31, 2006 compared to 2005 is included in the discussion of the results of operations for each of the Company’s operating segments.
The Company’s effective tax rate has remained consistent from 2005 to 2006 at 36%. During 2006, the Company’s effective tax rate would have been negatively affected due to a put option adjustment, but was offset by a favorable rate adjustment from the resolution of various federal and state tax positions.
Year ended December 31, 2005 compared to year ended December 31, 2004
Net Interest Income

	Year ended
	December 31,	December 31,
	2005	2004	$ Change
	(dollars in thousands)
Interest income:
Loan interest	$904,949	635,014	269,935
Investment Interest	44,259	17,762	26,497

Total interest income	949,208	652,776	296,432
Interest expense:
Interest on bonds and notes payable	620,111	254,610	365,501

Net interest income	329,097	398,166	(69,069)
Provision (recovery) for loan losses	7,030	(529)	7,559

Net interest income after provision (recovery) for loan losses	$322,067	398,695	(76,628)

Net interest income decreased $76.6 million for the year ended December 31, 2005 compared to 2004. The Company’s 9.5% special allowance yield adjustment decreased $108.8 million to $94.7 million in 2005 from $203.5 million in 2004. During 2004, the Company recognized $42.9 million of special allowance yield adjustments that had been previously deferred. Excluding the special allowance yield adjustment, net interest income increased $32.2 million, or 16.5%, driven by a 33% increase in average student loans, the reduction of the allowance for loan losses by $9.4 million as a result of the Company’s (and other service providers servicing the

Company’s student loans) Exception Performer Designations, and offset by a decrease in student loan spread and an increase in interest expense related to the issuance of unsecured debt. Additional analysis of net interest income is included in the Company’s operating segment discussion under the Asset Generation and Management operating segment.
Other Income

	Year ended
	December 31,	December 31,
	2005	2004	$ Change
	(dollars in thousands)
Loan and guaranty servicing income	$152,493	100,130	52,363
Other fee-based income	35,641	7,027	28,614
Software services income	9,169	8,051	1,118
Other income	7,659	9,321	(1,662)
Derivative market value, foreign currency, and put option adjustments	96,227	(11,918)	108,145
Derivative settlements, net	(17,008)	(34,140)	17,132

Total other income	$284,181	78,471	205,710

Loan and guaranty servicing income increased as the result of acquisitions offset by a decrease in FFELP loan servicing income. Other fee-based income increased largely due to recent acquisitions and an increase in borrower late fee income related to loan portfolio growth. Software services income increased due to the acquisition of 5280 on November 1, 2005. The decrease in other income is from the gain on the sale of a fixed asset in 2004. Additional analysis of the increase in income for the year ended December 31, 2005 compared to 2004 is included in the discussion of the results of operations for each of the Company’s operating segments. The change in derivative market value, foreign currency, and put option adjustments was caused by a change in the fair value of the Company’s derivative portfolio, which is further discussed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”
Operating expenses
Operating expenses increased $79.5 million for the year ended December 31, 2005 compared to 2004. Operating expenses of the Company’s acquisitions, in which there were no comparable operations during 2004, resulted in a $88.3 million of this increase in expenses. This was offset by certain intangible assets that became fully amortized during 2004 and a decrease in the amount of incentive plan compensation for 2005 compared to 2004.

			Net change
	Year ended	Impact of	after	Year ended
	December 31, 2004	acquisitions	acquistions	December 31,
		(dollars in thousands)
Salaries and benefits	$133,667	43,909	(4,844)	172,732
Other expenses	100,316	36,620	3,156	140,092
Amortization of intangible assets	8,768	7,782	(7,071)	9,479

Total operating expenses	$242,751	88,311	(8,759)	322,303

Additional analysis of the increase in operating expenses for the year ended December 31, 2005 compared to 2004 is included in the discussion of the results of operations for each of the Company’s operating segments.

Financial Condition as of December 31, 2006 compared to December 31, 2005

	As of December 31,		Change
	2006	2005	$ Change	% Change
		(dollars in thousands)
Assets:
Student loans receivable, net	$23,789,552	20,260,807	3,528,745	17.4%
Cash, cash equivalents, and investments	1,777,494	1,645,797	131,697	8.0
Goodwill	191,420	99,535	91,885	92.3
Intangible assets, net	162,994	153,117	9,877	6.5
Fair value of derivative instruments	146,099	82,837	63,262	76.4
Other assets	729,314	556,600	172,714	31.0

Total assets	$26,796,873	22,798,693	3,998,180	17.5%

Liabilities:
Bonds and notes payable	$25,562,119	21,673,620	3,888,499	17.9%
Fair value of derivative instruments	27,973	71	27,902	39,298.6
Other liabilities	534,931	474,884	60,047	12.6

Total liabilities	26,125,023	22,148,575	3,976,448	18.0

Minority interest	—	626	(626)	100.0

Shareholders’ equity	671,850	649,492	22,358	3.4

Total liabilities and shareholders’ equity	$26,796,873	22,798,693	3,998,180	17.5%

The Company’s total assets increased $4.0 billion, or 17.5%, during 2006 primarily due to an increase in student loans receivable and related assets. The Company originated or acquired $6.7 billion in student loans which was offset by repayments and loan sales. The Company financed the increase in student loans and total assets through the issuance of bonds and notes payable. In addition, in September 2006, the Company issued $200.0 million of unsecured debt, a portion of which was used to repurchase 1.9 million shares of the Company’s Class A Common Stock for $62.4 million under its existing share repurchase program.
OPERATING SEGMENTS
The Company has five operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), as follows: Asset Generation and Management, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services and List Management, and Software and Technical Services. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. During 2006, the Company changed the structure of its internal organization in a manner that caused the composition of its operating segments to change. All earlier years presented have been restated to conform to the 2006 operating segment presentation. The accounting policies of the Company’s operating segments are the same as those described in the summary of significant accounting policies. Intersegment revenues are charged by a segment to another segment that provides the product or service. The amount of intersegment revenue is based on comparable fees charged in the market. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management.
The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company’s chief operating decision maker, evaluates the performance of the Company’s operating segments based on their profitability. As discussed further below, management measures the profitability of the Company’s operating segments based on “base net income.” Accordingly, information regarding the Company’s operating segments is provided based on “base net income.” The Company’s “base net income” is not a defined term within GAAP and may not be comparable to similarly titled measures reported by other companies. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting.
“Base net income” is the primary financial performance measure used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. While “base net income” is not a substitute for reported results under GAAP, the Company relies on “base net income” in operating its business because “base net income” permits management to make meaningful period-to-period comparisons of the operational and performance indicators that are most closely assessed by management. Management believes this information provides additional insight into the financial performance of the core business activities of the Company’s operating segments.
Accordingly, the tables presented below reflect “base net income” which is reviewed and utilized by management to manage the business for each of the Company’s operating segments. Reconciliation of the segment totals to the Company’s consolidated operating results in accordance with GAAP are also included in the tables below. Included below under “Non-GAAP Performance Measures” is further discussion regarding “base net income” and its limitations, including a table that details the differences between “base net income” and GAAP net income by operating segment.

					Year ended December 31, 2006
		Student	Tuition	Enrollment					“Base net
	Asset	Loan	Payment	Services	Software		Corporate		income”
	Generation	and	Processing	and	and		Activity	Eliminations	Adjustments	GAAP
	and	Guaranty	and Campus	List	Technical	Total	and	and	to GAAP	Results of
	Management	Servicing	Commerce	Management	Services	Segments	Overhead	Reclassifications	Results	Operations
					(dollars in thousands)
Total interest income	$1,534,423	9,190	4,029	531	105	1,548,278	4,446	(2,858)	—	1,549,866
Interest expense	1,215,529	—	8	—	—	1,215,537	28,495	(2,858)	—	1,241,174

Net interest income	318,894	9,190	4,021	531	105	332,741	(24,049)	—	—	308,692

Less provision for loan losses	15,308	—	—	—	—	15,308	—	—	—	15,308

Net interest income after provision for loan losses	303,586	9,190	4,021	531	105	317,433	(24,049)	—	—	293,384

Other income (expense):
Loan and guarantee servicing income	—	190,563	—	—	—	190,563	—	—	—	190,563
Other fee-based income	11,867	—	35,090	55,361	—	102,318	—	—	—	102,318
Software services income	238	5	—	157	15,490	15,890	—	—	—	15,890
Other income	19,966	92	—	—	—	20,058	3,302	—	—	23,360
Intersegment revenue	—	63,545	503	1,000	17,877	82,925	662	(83,587)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(31,075)	(31,075)
Derivative settlements, net	18,381	—	—	—	—	18,381	5,051	—	—	23,432

Total other income (expense)	50,452	254,205	35,593	56,518	33,367	430,135	9,015	(83,587)	(31,075)	324,488

Operating expenses:
Salaries and benefits	53,036	115,430	17,607	15,510	22,063	223,646	32,977	(12,254)	1,747	246,116
Impairment expense	21,687	9,403	—	—	—	31,090	—	—	—	31,090
Other expenses	51,085	56,240	8,371	30,854	3,238	149,788	58,887	—	25,122	233,797
Intersegment expenses	52,857	12,577	1,025	17	—	66,476	4,857	(71,333)	—	—

Total operating expenses	178,665	193,650	27,003	46,381	25,301	471,000	96,721	(83,587)	26,869	511,003

Income (loss) before income taxes	175,373	69,745	12,611	10,668	8,171	276,568	(111,755)	—	(57,944)	106,869
Income tax expense (benefit) (a)	63,134	25,108	4,540	3,840	2,942	99,564	(40,836)	—	(20,256)	38,472

Net income (loss) before minority interest	112,239	44,637	8,071	6,828	5,229	177,004	(70,919)	—	(37,688)	68,397

Minority interest in subsidiary income	—	—	(242)	—	—	(242)	—	—	—	(242)

Net income (loss)	$112,239	44,637	7,829	6,828	5,229	176,762	(70,919)	—	(37,688)	68,155

Total assets	$26,174,592	798,248	177,105	152,962	29,359	27,332,266	37,268	(572,661)	—	26,796,873

(a)	Income taxes are based on a percentage of net income before tax for the individual operating segment.

					Year ended December 31, 2005
		Student	Tuition	Enrollment					“Base net
	Asset	Loan	Payment	Services	Software		Corporate		income”
	Generation	and	Processing	and	and		Activity	Eliminations	Adjustments	GAAP
	and	Guaranty	and Campus	List	Technical	Total	and	and	to GAAP	Results of
	Management	Servicing	Commerce	Management	Services	Segments	Overhead	Reclassifications	Results	Operations
				(dollars in thousands)
Total interest income	$940,390	4,678	1,384	165	21	946,638	2,615	(45)	—	949,208
Interest expense	609,863	—	—	—	—	609,863	10,293	(45)	—	620,111

Net interest income	330,527	4,678	1,384	165	21	336,775	(7,678)	—	—	329,097

Less provision for loan losses	7,030	—	—	—	—	7,030	—	—	—	7,030

Net interest income after provision for loan losses	323,497	4,678	1,384	165	21	329,745	(7,678)	—	—	322,067

Other income (expense):
Loan and guarantee servicing income	—	152,493	—	—	—	152,493	—	—	—	152,493
Other fee-based income	9,053	—	14,239	12,349	—	35,641	—	—	—	35,641
Software services income	127	—	—	—	9,042	9,169	—	—	—	9,169
Other income	3,596	14	—	—	—	3,610	4,049	—	—	7,659
Intersegment revenue	—	42,798	—	139	5,848	48,785	408	(49,193)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	96,227	96,227
Derivative settlements, net	(17,008)	—	—	—	—	(17,008)	—	—	—	(17,008)

Total other income (expense)	(4,232)	195,305	14,239	12,488	14,890	232,690	4,457	(49,193)	96,227	284,181

Operating expenses:
Salaries and benefits	39,482	92,804	7,065	3,081	7,197	149,629	33,555	(10,452)	—	172,732
Other expenses	39,659	46,913	3,815	3,512	968	94,867	45,225	—	9,479	149,571
Intersegment expenses	33,070	5,196	99	—	(8)	38,357	384	(38,741)	—	—

Total operating expenses	112,211	144,913	10,979	6,593	8,157	282,853	79,164	(49,193)	9,479	322,303

Income (loss) before income taxes	207,054	55,070	4,644	6,060	6,754	279,582	(82,385)	—	86,748	283,945
Income tax expense (benefit) (a)	74,539	19,825	1,672	2,181	2,431	100,648	(31,251)	—	32,823	102,220

Net income (loss) before minority interest	132,515	35,245	2,972	3,879	4,323	178,934	(51,134)	—	53,925	181,725

Minority interest in subsidiary income	—	—	(603)	—	—	(603)	—	—	—	(603)

Net income (loss)	$132,515	35,245	2,369	3,879	4,323	178,331	(51,134)	—	53,925	181,122

Total assets	$22,327,023	505,957	90,794	41,649	23,178	22,988,601	58,173	(248,081)	—	22,798,693

(a)	Income taxes are based on a percentage of net income before tax for the individual operating segment.

					Year ended December 31, 2004
		Student	Tuition	Enrollment					“Base net
	Asset	Loan	Payment	Services	Software		Corporate		income”
	Generation	and	Processing	and	and		Activity	Eliminations	Adjustments	GAAP
	and	Guaranty	and Campus	List	Technical	Total	and	and	to GAAP	Results of
	Management	Servicing	Commerce	Management	Services	Segments	Overhead	Reclassifications	Results	Operations
					(dollars in thousands)
Total interest income	$649,629	1,377	—	—	7	651,013	1,509	(94)	348	652,776
Interest expense	254,353	—	—	—	—	254,353	351	(94)	—	254,610

Net interest income	395,276	1,377	—	—	7	396,660	1,158	—	348	398,166

Less provision for loan losses	(529)	—	—	—	—	(529)	—	—	—	(529)

Net interest income after provision for loan losses	395,805	1,377	—	—	7	397,189	1,158	—	348	398,695

Other income (expense):
Loan and guarantee servicing income	32	99,890	—	—	—	99,922	208	—	—	100,130
Other fee-based income	7,027	—	—	—	—	7,027	—	—	—	7,027
Software services income	—	—	—	—	8,051	8,051	—	—	—	8,051
Other income	3,867	—	—	—	—	3,867	5,454	—	—	9,321
Intersegment revenue	—	36,707	—	—	3,932	40,639	640	(41,279)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(11,918)	(11,918)
Derivative settlements, net	(34,140)	—	—	—	—	(34,140)	—	—	—	(34,140)

Total other income (expense)	(23,214)	136,597	—	—	11,983	125,366	6,302	(41,279)	(11,918)	78,471

Operating expenses:
Salaries and benefits	37,111	67,266	—	667	6,066	111,110	31,838	(9,281)	—	133,667
Other expenses	35,169	24,246	—	132	705	60,252	40,064	—	8,768	109,084
Intersegment expenses	28,284	3,617	—	—	—	31,901	97	(31,998)	—	—

Total operating expenses	100,564	95,129	—	799	6,771	203,263	71,999	(41,279)	8,768	242,751

Income (loss) before income taxes	272,027	42,845	—	(799)	5,219	319,292	(64,539)	—	(20,338)	234,415
Income tax expense (benefit) (a)	98,913	15,579	—	(291)	1,898	116,099	(23,135)	—	(7,728)	85,236

Net income (loss) before minority interest	173,114	27,266	—	(508)	3,321	203,193	(41,404)	—	(12,610)	149,179

Minority interest in subsidiary income	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$173,114	27,266	—	(508)	3,321	203,193	(41,404)	—	(12,610)	149,179

Total assets	$14,819,857	320,309	—	—	5,893	15,146,059	62,665	(39,213)	—	15,169,511

(a)	Income taxes are based on a percentage of net income before tax for the individual operating segment.
Non-GAAP Performance Measures
In accordance with the Rules and Regulations of the Securities and Exchange Commission (“SEC”), the Company prepares financial statements in accordance with generally accepted accounting principles (“GAAP”). In addition to evaluating the Company’s GAAP-based financial information, management also evaluates the Company’s operating segments on a non-GAAP performance measure referred to as “base net income” for each operating segment. While “base net income” is not a substitute for reported results under GAAP, the Company relies on “base net income” to manage each operating segment because management believes these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.
“Base net income” is the primary financial performance measure used by management to develop financial plans, allocate resources, track results, evaluate performance, establish corporate performance targets, and determine incentive compensation. Accordingly, financial information is reported to management on a “base net income” basis by operating segment, as these are the measures used regularly by the Company’s chief operating decision maker. The Company’s board of directors utilizes “base net income” to set performance targets and evaluate management’s performance. The Company also believes analysts, rating agencies, and creditors use “base net income” in their evaluation of the Company’s results of operations. While “base net income” is not a substitute for reported results under GAAP, the Company utilizes “base net income” in operating its business because “base net income” permits management to make meaningful period-to-period comparisons by eliminating the temporary volatility in the Company’s performance that arises from certain items that are primarily affected by factors beyond the control of management. Management believes “base net income” provides additional insight into the financial performance of the core business activities of the Company’s operations.

Limitations of “Base Net Income”
While GAAP provides a uniform, comprehensive basis of accounting, for the reasons discussed above, management believes that “base net income” is an important additional tool for providing a more complete understanding of the Company’s results of operations. Nevertheless, “base net income” is subject to certain general and specific limitations that investors should carefully consider. For example, as stated above, unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The Company’s “base net income” is not a defined term within GAAP and may not be comparable to similarly titled measures reported by other companies. Investors, therefore, may not be able to compare our Company’s performance with that of other companies based upon “base net income”. “Base net income” results are only meant to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely monitored and used by the Company’s management and board of directors to assess performance and information which the Company believes is important to analysts, rating agencies, and creditors.
Other limitations of “base net income” arise from the specific adjustments that management makes to GAAP results to derive “base net income” results. These differences are described below.
The adjustments required to reconcile from the Company’s “base net income” measure to its GAAP results of operations relate to differing treatments for derivatives, foreign currency transaction adjustments, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects adjustments associated with these areas by operating segment and corporate activities and overhead for the years ended December 31, 2006, 2005, and 2004:

	Year ended December 31, 2006
		Student	Tuition	Enrollment
	Asset	Loan	Payment	Services	Software	Corporate
	Generation	and	Processing	and	and	Activity
	and	Guaranty	and Campus	List	Technical	and
	Management	Servicing	Commerce	Management	Services	Overhead	Total
	(dollars in thousands)
Derivative market value, foreign currency, and put option adjustments	$(5,483)	—	—	—	—	(25,592)	(31,075)
Amortization of intangible assets	(7,617)	(5,701)	(5,968)	(4,573)	(1,263)	—	(25,122)
Non-cash stock based compensation related to business combinations	—	—	—	—	—	(1,747)	(1,747)
Variable-rate floor income	—	—	—	—	—	—	—
Net tax effect (a)	4,978	2,166	2,268	1,738	480	8,626	20,256

Total adjustments to GAAP	$(8,122)	(3,535)	(3,700)	(2,835)	(783)	(18,713)	(37,688)

	Year ended December 31, 2005
		Student	Tuition	Enrollment
	Asset	Loan	Payment	Services	Software	Corporate
	Generation	and	Processing	and	and	Activity
	and	Guaranty	and Campus	List	Technical	and
	Management	Servicing	Commerce	Management	Services	Overhead	Total
	(dollars in thousands)
Derivative market value, foreign currency, and put option adjustments	$95,854	—	—	—	—	373	96,227
Amortization of intangible assets	(1,840)	(2,410)	(2,350)	(2,032)	(847)	—	(9,479)
Non-cash stock based compensation related to business combinations	—	—	—	—	—	—	—
Variable-rate floor income	—	—	—	—	—	—	—
Net tax effect (a)	(35,726)	916	893	772	322	—	(32,823)

Total adjustments to GAAP	$58,288	(1,494)	(1,457)	(1,260)	(525)	373	53,925

	Year ended December 31, 2004
		Student	Tuition	Enrollment
	Asset	Loan	Payment	Services	Software	Corporate
	Generation	and	Processing	and	and	Activity
	and	Guaranty	and Campus	List	Technical	and
	Management	Servicing	Commerce	Management	Services	Overhead	Total
	(dollars in thousands)
Derivative market value, foreign currency, and put option adjustments	$(11,918)	—	—	—	—	—	(11,918)
Amortization of intangible assets	(395)	(1,353)	—	—	(7,020)	—	(8,768)
Non-cash stock based compensation related to business combinations	—	—	—	—	—	—	—
Variable-rate floor income	348	—	—	—	—	—	348
Net tax effect (a)	4,546	514	—	—	2,668	—	7,728

Total adjustments to GAAP	$(7,419)	(839)	—	—	(4,352)	—	(12,610)

(a)	Tax effect computed at 38%. The change in the value of the put option (included in Corporate Activity and Overhead) is not tax effected as this is not deductible for income tax purposes.
Differences between GAAP and “Base Net Income”
Management’s financial planning and evaluation of operating results does not take into account the following items because their volatility and/or inherent uncertainty affect the period-to-period comparability of the Company’s results of operations. A more detailed discussion of the differences between GAAP and “base net income” follows.
Derivative market value, foreign currency, and put option adjustments: “Base net income” excludes the periodic unrealized gains and losses that are caused by the change in fair value on derivatives in which the Company does not qualify for “hedge treatment” under GAAP. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), requires that changes in fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria, as specified by SFAS No. 133, are met. The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative instruments primarily used by the Company include interest rate swaps, basis swaps, interest rate floor contracts, and cross-currency interest rate swaps. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the Company does not qualify its derivatives for “hedge treatment” as defined by SFAS No. 133, and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. Since the Company plans to hold all derivative instruments until their maturity, the Company believes these point-in-time estimates of asset and liability values that are subject to interest rate fluctuations make it difficult to evaluate the ongoing results of operations against its business plan and affect the period-to-period comparability of the results of operations. Included in “base net income” are the economic effects of the Company’s derivative instruments, which includes any cash paid or received being recognized as an expense or revenue upon actual derivative settlements. These settlements are included in “Derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of income.
“Base net income” excludes the foreign currency transaction gains or losses caused by the re-measurement of the Company’s Euro-denominated bonds to U.S. dollars. In connection with the issuance of the Euro-denominated bonds, the Company has entered into cross-currency interest rate swaps. Under the terms of these agreements, the principal payments on the Euro-denominated notes will effectively be paid at the exchange rate in effect at the issuance date of the bonds. The cross-currency interest rate swaps also convert the floating rate paid on the Euro-denominated bonds (EURIBOR index) to an index based on LIBOR. Included in “base net income” are the economic effects of any cash paid or received being recognized as an expense or revenue upon actual settlements of the cross-currency interest rate swaps. These settlements are included in “Derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of income. However, the gains or losses caused by the re-measurement of the Euro-denominated bonds to U.S. dollars and the change in market value of the cross-currency interest rate swaps are excluded from “base net income” as the Company believes the point-in-time estimates of value that are subject to currency rate fluctuations related to these financial instruments make it difficult to evaluate the ongoing results of operations against the Company’s business plan and affect the period-to-period comparability of the results of operations. The re-measurement of the Euro-denominated bonds correlates with the change in fair value of the cross-currency interest rate swaps. However, the Company will experience unrealized gains or losses related to the cross-currency interest rate swaps if the two underlying indices (and related forward curve) do not move in parallel.
“Base net income” also excludes the change in fair value of put options issued by the Company for certain business acquisitions. The put options are valued by the Company each reporting period using a Black-Scholes pricing model. Therefore, the fair value of these options is primarily affected by the strike price and term of the underlying option, the Company’s current stock price, and the volatility of the Company’s stock. The Company believes these point-in-time estimates of value that are subject to fluctuations make it difficult to evaluate the ongoing results of operations against the Company’s business plans and affects the period-to-period comparability of the results of operations.
The gains and/or losses included in “Derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of income are primarily caused by interest rate and currency volatility, changes in the value of put options based on the inputs used in the Black-Scholes pricing model, as well as the volume and terms of put options and of derivatives not receiving hedge treatment. “Base net income” excludes these unrealized gains and losses and isolates the effect of interest rate, currency, and put option volatility on the fair value of such instruments during the period. Under GAAP, the effects of these factors on the fair value of the put options and the derivative instruments (but not the underlying hedged item) tend to show more volatility in the short term.
Amortization of intangible assets: “Base net income” excludes the amortization of acquired intangibles, which arises primarily from the acquisition of definite life intangible assets in connection with the Company’s acquisitions, since the Company feels that such charges do not drive the Company’s operating performance on a long-term basis and can affect the period-to-period comparability of the results of operations.
Non-cash stock based compensation related to business combinations: The Company has structured certain business combinations in which the stock consideration paid has been dependent on the sellers’ continued employment with the Company. As such, the value of the consideration paid is recognized as compensation expense by the Company over the term of the applicable employment agreement. “Base net income” excludes this expense because the Company believes such charges do not drive its operating performance on a long-term basis and can affect the period-to-period comparability of the results of operations. If the Company did not enter into the employment agreements in connection with the acquisition, the amount paid to these former shareholders of the acquired entity would have been recorded by the Company as additional consideration of the acquired entity, thus, not having an effect on the Company’s results of operations.
Variable-rate floor income: Loans that reset annually on July 1 can generate excess spread income compared with the rate based on the special allowance payment formula in declining interest rate environments. The Company refers to this additional income as variable-rate floor income. The Company excludes variable rate floor income from its “base net income” since its timing and amount (if any) is uncertain, it has been eliminated by legislation for all loans originated on and after April 1, 2006, and it is in excess of expected spreads. In addition, because variable rate floor income is subject to the underlying rate for the subject loans being reset annually on July 1, it is a factor beyond the Company’s control which can affect the period-to-period comparability of results of operations. There was no variable-rate floor income in the periods presented.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
The Company’s Asset Generation and Management segment is its largest product and service offering and drives the majority of the Company’s earnings. The Asset Generation and Management segment includes the acquisition, management, and ownership of the Company’s student loan assets. Revenues are primarily generated from net interest income on the student loan assets. The Company generates student loan assets through direct origination or through acquisitions. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose.
In addition to the student loan portfolio, all costs and activity associated with the generation of assets, funding of those assets, and maintenance of the debt transactions are included in this segment. This includes derivative activity and the related derivative market value and foreign currency adjustments. The Company is also able to leverage its capital market expertise by providing investment advisory services and services to third parties through a licensed broker dealer. Revenues and expenses for those functions are also included in the Asset Generation and Management segment.
Student Loan Portfolio
The table below outlines the components of the Company’s loan portfolio (dollars in thousands):

	As of December 31, 2006		As of December 31, 2005		As of December 31, 2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Federally insured:
Stafford	$5,724,586	24.1%	$6,434,655	31.8%	$5,047,487	37.5%
PLUS/SLS	365,112	1.5	376,042	1.8	252,910	1.9
Consolidation	17,127,623	72.0	13,005,378	64.2	7,908,292	58.7
Non-federally insured	197,147	0.8	96,880	0.5	90,405	0.7

Total	23,414,468	98.4	19,912,955	98.3	13,299,094	98.8
Unamortized premiums and deferred origination costs	401,087	1.7	361,242	1.8	169,992	1.3
Allowance for loan losses:
Allowance — federally insured	(7,601)	—	(98)	—	(117)	—
Allowance — non-federally insured	(18,402)	(0.1)	(13,292)	(0.1)	(7,155)	(0.1)

Net	$23,789,552	100.0%	$20,260,807	100.0%	$13,461,814	100.0%

The Company’s net student loan assets have increased $3.5 billion, or 17.4%, to $23.8 billion as of December 31, 2006 compared to $20.3 billion as of December 31, 2005. The Company’s net student loan assets increased $6.8 billion, or 50.5%, from $13.5 billion as of December 31, 2004 to $20.3 billion as of December 31, 2005. The Company has also experienced a change in the composition of its portfolio that includes a larger percentage of consolidation loans. Consolidation loans comprised 72.0% of the total portfolio as of December 31, 2006 compared to 64.2% and 58.7% as of December 31, 2005 and 2004, respectively.
Origination and Acquisition
The Company originates and acquires loans through various methods and channels including: (i) direct-to-consumer channel, (ii) campus based origination channels, and (iii) spot purchases. Through its direct to consumer channel, the Company originates student loans directly with student and parent borrowers. During 2006, additions through this channel were primarily attributable to loans originated under the Consolidation loan program.
The Company will originate or acquire loans through its campus based channel either directly under one of its brand names or through other originating lenders. In addition to its brands, the Company acquires student loans from lenders to whom the Company provides marketing and/or origination services established through various contracts. Branding partners are lenders for which the Company acts as a marketing agent in specified geographic areas. A forward flow lender is one for whom the Company provides origination services but provides no marketing services or whom simply agrees to sell loans to the Company under forward sale commitments. The table below sets forth the activity of loans originated or acquired through each of the Company’s channels (dollars in thousands):

	Year ended December 31,
	2006	2005	2004
Beginning balance	$19,912,955	13,299,094	10,314,874
Direct channel:
Consolidation loan originations	5,299,820	4,037,366	3,060,427
Less consolidation of existing portfolio	(2,643,880)	(1,966,000)	(1,427,200)

Net consolidation loan originations	2,655,940	2,071,366	1,633,227
Stafford/PLUS loan originations	1,035,695	720,545	279,885
Branding partner channel (a)	910,756	657,720	989,867
Forward flow channel	1,600,990	1,153,125	780,803
Other channels	492,737	796,886	250,609

Total channel acquisitions	6,696,118	5,399,642	3,934,391
Repayments, claims, capitalized interest, and other	(1,332,086)	(1,002,260)	(570,509)
Consolidation loans lost to external parties	(1,114,040)	(855,000)	(515,800)
Loans acquired in portfolio and business acquisitions	—	3,071,479	136,138
Loans sold	(748,479)	—	—

Ending balance	$23,414,468	19,912,955	13,299,094

(a)	Included in the branding partner channel are private loan originations of $120.6 million, $13.4 million, and $9.8 million for the years ended December 31, 2006, 2005, and 2004, respectively.
The “other channels” for the year ended December 31, 2005 includes $630.8 million of student loans purchased from Union Bank and Trust (“Union Bank”), an entity under common control with the Company. The acquisition of these loans was made by the Company as part of an agreement with Union Bank entered into in February 2005. As part of this agreement, Union Bank also committed to transfer to the Company substantially all of the remaining balance of Union Bank’s origination rights in guaranteed student loans. As such, beginning in the second quarter of 2005, all loans originated by Union Bank on behalf of the Company are presented in the table above as direct channel originations.
“Loans acquired in portfolio and business acquisitions” for the year ended December 31, 2005 includes $2.2 billion and $0.9 billion of student loans purchased in October 2005 from Chela Education Funding, Inc. (“Chela”) and LoanSTAR Funding Group, Inc. (“LoanSTAR”), respectively.
The Company has extensive and growing relationships with many large financial and educational institutions that are active in the education finance industry. Loss of a relationship with an institution from which the Company directly or indirectly acquires a significant volume of student loans could result in an adverse effect on the volume derived from its various channels.
Nova Southeastern University (“Nova”), a school-as-lender customer, has elected not to renew their existing contract with the Company, which expired in December 2006. Total loans acquired from Nova were $275.6 million, $299.3 million, and $267.8 million for the years ended December 31, 2006, 2005, and 2004, respectively. Loans acquired from Nova are included in the forward flow channel in the above table.
During 2006, the Company sold approximately $555.9 million (par value) of student loans to an unrelated party. Of the loans sold to the unrelated party, $382.6 million were originated by Nova. The loans sold were not serviced by the Company and as such were at a greater risk of being consolidated away from the Company by third parties.
As part of the agreement for the acquisition of the capital stock of LoanSTAR from the Texas Foundation completed in October 2005, the Company agreed to sell student loans in an aggregate amount sufficient to permit the Texas Foundation to maintain a portfolio of loans equal to no less then $200.0 million through October 2010. The sales price for such loans is the fair market value mutually agreed upon between the Company and the Texas Foundation. To satisfy this obligation, the Company will sell loans to the Texas Foundation on a quarterly basis. During 2006, the Company sold the Texas Foundation $130.4 million (par value) of student loans which is reflected in loan sales in the above table.

Activity in the Allowance for Loan Losses
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company’s allowance for loan losses is presented in the following table (dollars in thousands):

	Year ended December 31,
	2006	2005	2004
Balance at beginning of period	$13,390	7,272	16,026
Provision for loan losses:
Federally insured loans	9,268	280	(7,639)
Non-federally insured loans	6,040	6,750	7,110

Total provision for loan losses	15,308	7,030	(529)
Charge-offs, net of recoveries:
Federally insured loans	(1,765)	(299)	(1,999)
Non-federally insured loans	(930)	(613)	(6,226)

Net charge-offs	(2,695)	(912)	(8,225)

Balance at end of period	$26,003	13,390	7,272

Allocation of the allowance for loan losses:
Federally insured loans	$7,601	98	117
Non-federally insured loans	18,402	13,292	7,155

Total allowance for loan losses	$26,003	13,390	7,272

Net loan charge-offs as a percentage of average student loans	0.012%	0.006%	0.070%
Total allowance as a percentage of average student loans	0.120%	0.085%	0.062%
Total allowance as a percentage of ending balance of student loans	0.111%	0.067%	0.055%
Non-federally insured allowance as a percentage of the ending balance of non-federally insured loans	9.334%	13.720%	7.914%
Average student loans	$21,696,466	15,716,388	11,809,663
Ending balance of student loans	23,414,468	19,912,955	13,299,094
Ending balance of Non-federally insured loans	197,147	96,880	90,405
In 2004, the Company’s allowance and the provision for loan losses were each reduced by $9.4 million to account for the estimated effects of the Company’s (and other service providers servicing the Company’s student loans) Exceptional Performance designations.
In 2006, the Company recognized a $6.9 million provision on its federally insured portfolio as a result of HERA which was enacted into law on February 8, 2006. See note 2 in the accompanying consolidated financial statements included in this Report for additional information related to HERA.
Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company’s student loan delinquency amounts (dollars in thousands):

	As of December 31, 2006		As of December 31, 2005
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment(1)	$6,271,558		$5,512,448
Loans in forebearance(2)	2,318,184		2,160,577
Loans in repayment status:
Loans current	12,944,768	88.5%	10,790,625	88.9%
Loans delinquent 31-60 days(3)	623,439	4.3	526,044	4.3
Loans delinquent 61-90 days(3)	299,413	2.0	236,117	1.9
Loans delinquent 91 days or greater(4)	759,959	5.2	590,264	4.9

Total loans in repayment	14,627,579	100.0%	12,143,050	100.0%

Total federally insured loans	$23,217,321		$19,816,075

Non-Federally Insured Loans:
Loans in-school/grace/deferment(1)	$83,973		$27,709
Loans in forebearance(2)	6,113		2,938
Loans in repayment status:
Loans current	101,084	94.4%	61,079	92.2%
Loans delinquent 31-60 days(3)	2,681	2.5	2,059	3.1
Loans delinquent 61-90 days(3)	1,233	1.2	1,301	2.0
Loans delinquent 91 days or greater(4)	2,063	1.9	1,794	2.7

Total loans in repayment	107,061	100.0%	66,233	100.0%

Total non-federally insured loans	$197,147		$96,880

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation for law students.

(2)	Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the servicer consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due and relate to repayment loans, that is, receivables not charged off, and not in school, grace, deferment, or forbearance.

(4)	Loans delinquent 91 days or greater include loans in claim status, which are loans which have gone into default and have been submitted to the guaranty agency for FFELP loans, or, if applicable, the insurer for non-federally insured loans, to process the claim for payment.
Student Loan Spread Analysis
The following table analyzes the student loan spread on the Company’s portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

	Year ended December 31,
	2006	2005	2004
Student loan yield (a)	7.85%	6.90%	6.55%
Consolidation rebate fees	(0.72)	(0.65)	(0.58)
Premium and deferred origination costs amortization (b)	(0.39)	(0.49)	(0.60)

Student loan net yield	6.74	5.76	5.37
Student loan cost of funds (c)	(5.12)	(3.75)	(2.25)

Student loan spread	1.62	2.01	3.12
Special allowance yield adjustment, net of settlements on derivatives (d)	(0.20)	(0.50)	(1.46)

Core student loan spread	1.42%	1.51%	1.66%

Average balance of student loans (in thousands)	$21,696,466	15,716,388	11,809,663
Average balance of debt outstanding (in thousands)	23,379,258	16,759,511	12,822,524

(a)	The student loan yield for the year ended December 31, 2006 does not include the $2.8 million charge to write off accounts receivable from the Department related to third quarter 9.5% special allowance payments that will not be received under the Company’s previously disclosed Settlement Agreement with the Department. The $2.8 million relates to loans earning 9.5% special allowance payments that were not subject to the OIG audit.

(b)	Premium and deferred origination costs amortization for the year ended December 31, 2006 excludes fourth quarter premium amortization related to the Company’s portfolio of 9.5% loans purchased in October 2005 as part of the LoanSTAR acquisition.

(c)	The student loan cost of funds includes the effects of net settlement costs on the Company’s derivative instruments (excluding the $2.0 million settlement related to the derivative instrument entered into in connection with the issuance of the junior subordinated hybrid securities and the net settlements of $7.0 million for the year ended December 31, 2006 on those derivatives no longer hedging student loan assets).

(d)	The special allowance yield adjustments represent the impact on net spread had loans earned at statutorily defined rates under a taxable financing. The special allowance yield adjustments include net settlements on derivative instruments that were used to hedge this loan portfolio earning the excess yield. As previously disclosed, on January 19, 2007, the Company entered into a Settlement Agreement with the Department to resolve the audit by the OIG of the Company’s portfolio of student loans receiving 9.5% special allowance payments. Under the terms of the Agreement, all 9.5% special allowance payments were eliminated for periods on and after July 1, 2006. The Company had been deferring recognition of 9.5% special allowance payments related to those loans subject to the OIG audit effective July 1, 2006 pending satisfactory resolution of this issue.
The compression of the Company’s core student loan spread has been primarily due to (i) an increase in lower yielding consolidation loans and increase in the consolidation rebate fees; (ii) the elimination of 9.5% special allowance payments on non-special allowance yield adjustment student loans as a result of the Settlement Agreement with the Department; and (iii) the mismatch in the reset frequency between the Company’s floating rate assets and floating rate liabilities. The Company’s core student loan spread benefited in the rising interest rate environment because the Company’s cost of funds reset quarterly on the discreet basis while the Company’s student loans kept increasing in yield on an average daily basis. As interest rates remained relatively flat in 2006, as compared to the prior two years, the Company did not benefit from the rate reset discrepancy of its assets and liabilities contributing to the compression.
As noted in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, the Company has a portfolio of $0.8 billion of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating floor income which is included in its core student loan spread. The majority of these loans are consolidation loans that earn the greater of the borrower rate or 2.64% above the average commercial paper rate during the calendar quarter. The Company estimates that its core student loan spread for the year ended December 31, 2006, included approximately 14 basis points related to this floor income. When excluding floor income, the Company’s core student loan spread was 1.28% for the year ended December 31, 2006.
The Company’s core student loan spread for the three months ended December 31, 2006 was 1.31%, which includes approximately 9 basis points of floor income. The Company believes it will experience continued loan spread compression through 2007.
Year ended December 31, 2006 compared to year ended December 31, 2005

	Year ended
	December 31,	December 31,
	2006	2005	$ Change
	(dollars in thousands)
Net interest income after the provision for loan losses	$303,586	323,497	(19,911)

Other fee-based income	11,867	9,053	2,814
Software services income	238	127	111
Other income	19,966	3,596	16,370
Derivative settlements, net	18,381	(17,008)	35,389

Total other income	50,452	(4,232)	54,684

Salaries and benefits	53,036	39,482	13,554
Other expenses	72,772	39,659	33,113
Intersegment expenses	52,857	33,070	19,787

Total operating expenses	178,665	112,211	66,454

“Base net income” before income taxes	175,373	207,054	(31,681)
Income tax expense	63,134	74,539	(11,405)

“Base net income”	$112,239	132,515	(20,276)

After Tax Operating Margin	31.7%	41.5%
Net interest income after the provision for loan losses. Net interest income increased as a result of the growth in the Company’s student loan portfolio which was offset by a decrease from the compression in the Company’s core student loan spread and the loss of the 9.5% special allowance payments as a result of the Settlement Agreement with the Department related to the OIG audit. A summary of the changes in net interest income follows (dollars in thousands):

	Year ended December 31,		Change
	2006	2005	Dollars	Percent
Loan interest, excluding special allowance yield adjustment	$1,675,399	989,523	685,876	69.3%
Special allowance yield adjustment	24,460	94,655	(70,195)	(74.2)
Consolidation rebate fees	(156,751)	(102,699)	(54,052)	(52.6)
Amortization of loan premiums and deferred origination costs	(87,393)	(76,530)	(10,863)	(14.2)

Total loan interest	1,455,715	904,949	550,766	60.9
Investment interest	78,708	35,441	43,267	122.1

Total interest income	1,534,423	940,390	594,033	63.2
Interest on bonds and notes payable	1,213,446	609,830	603,616	99.0
Intercompany interest	2,083	33	2,050	6,212.1
Provision for loan losses	15,308	7,030	8,278	117.8

Net interest income after provision for loan losses	$303,586	323,497	(19,911)	(6.2)

Total loan interest income increased $550.8 million for the year ended December 31, 2006 compared to 2005 as follows:
•	The average student loan portfolio increased $6.0 billion, or 38%, for the year ended December 31, 2006 compared to 2005. Student loan yield, excluding the special allowance yield adjustment, increased to 7.72% in 2006 from 6.30% in 2005. The increase in student loan yield is a result of a rising interest rate environment and is offset by an increase in the percentage of lower yielding consolidation loans to the total portfolio. In addition, as a result of the Company’s Settlement Agreement with the Department, during the third and fourth quarters of 2006, the Company did not recognize any 9.5% special allowance payments on loans not subject to the OIG audit. Loan interest income, excluding the special allowance yield adjustment, increased $685.9 million as a result of these factors.

•	The special allowance yield adjustment decreased $70.2 million for 2006 compared to 2005 primarily as a result of the Settlement Agreement with the Department, an increase in interest rates, which decreases the excess special allowance payments over the statutorily defined rates under a taxable financing, and a decrease in the portfolio of loans earning the special allowance yield adjustment.

•	Consolidation rebate fees increased due to the $4.1 billion increase in the consolidation loan portfolio.

•	Amortization of loan premiums and deferred origination costs increased as a result of the growth in the student loan portfolio.

•	Investment interest income has increased as a result of an increase in cash, cash equivalents, and investments from student loan growth and business combinations, and as a result of the rising interest rate environment.
Interest expense increased $603.6 million due to the $6.6 billion, or 39.5%, increase in average debt for the year ended December 31, 2006 compared to 2005. In addition, the Company’s cost of funds increased to 5.19% for the year ended December 31, 2006 up from 3.64% for the same period a year ago.
The provision for loan losses increased because the Company recognized a $6.9 million provision in 2006 on its federally insured portfolio as a result of HERA which was enacted into law on February 8, 2006. See note 2 in the accompanying consolidated financial statements in this Report for additional information related to HERA.
Other fee-based income. Borrower late fees increased $2.1 million as the result of the increase in the average student loan portfolio. The Company is able to leverage its capital market expertise by providing services to third parties through licensed broker dealer and investment advisory services. Income from these activities increased $0.7 million in 2006 compared to 2005.
Other income. Other income increased $16.4 million for the year ended December 31, 2006 compared to 2005. During 2006, the Company recognized $15.9 million in gains on the sale of loans. Historically, the Company has not sold a material amount of loan assets and thus there is no similar activity for the year ended December 31, 2005. The majority of loans sold were loans not serviced by the Company that management believed had an increased risk of consolidation loss.
Salaries and benefits. Salaries and benefits in this segment are primarily related to the generation of assets through various channels including sales and marketing support as well as portfolio and debt management activities. Salaries and benefits increased $13.6 million, or 34.3%, for the year ended December 31, 2006 compared to 2005. The Company’s average loan portfolio increased $6.0 billion, or 38%, in 2006 compared to 2005. The Company’s efforts to increase its loan porfolio resulted in increased salaries and benefits expense.

Other expenses. During 2006, the Company recognized a $21.7 million impairment charge related to 9.5% loan asset premiums that were impaired as a result of the Company’s Settlement Agreement with the Department. See “Recent Developments” for additional information related to this charge. The increase in other expenses excluding the impairment charge was $11.4 million, or 28.7%, which is driven by the increase in the Company’s loan portfolio and increased sales and marketing efforts to grow the Company’s loan portfolio and includes the following items:
•	Servicing fees expense increased $4.4 million for the year ended December 31, 2006 compared to 2005 as a result of the acquisition of the Chela portfolio of loans which were not serviced by the Company.

•	Advertising and marketing expenses increased $2.8 million as a result of the increased sales and marketing efforts.

•	Trustee and other debt related fees increased $1.8 million, or approximately 19%, related to the $6.6 billion, or 39.5%, increase in average debt outstanding. The Company’s trustee and other debt-related fees did not increase at the same rate as the increase in average debt outstanding due to a reduction in fee rates paid by the Company.
Year ended December 31, 2005 compared to year ended December 31, 2004

	Year ended
	December 31,	December 31,
	2005	2004	$ Change
	(dollars in thousands)
Net interest income after the provision for loan losses	$323,497	395,805	(72,308)

Loan and guaranty servicing income	—	32	(32)
Other fee-based income	9,053	7,027	2,026
Software services income	127	—	127
Other income	3,596	3,867	(271)
Derivative settlements, net	(17,008)	(34,140)	17,132

Total other income	(4,232)	(23,214)	18,982

Salaries and benefits	39,482	37,111	2,371
Other expenses	39,659	35,169	4,490
Intersegment expenses	33,070	28,284	4,786

Total operating expenses	112,211	100,564	11,647

“Base net income” before income taxes	207,054	272,027	(64,973)
Income tax expense	74,539	98,913	(24,374)

“Base net income”	$132,515	173,114	(40,599)

After Tax Operating Margin	41.5%	46.5%
Net interest income after the provision for loan losses. Net interest income after the provision for loan losses decreased $72.3 million for the year ended December 31, 2005 compared to 2004 as follows (dollars in thousands):

	Year ended December 31,		Change
	2005	2004	Dollars	Percent
Loan interest, excluding special allowance yield adjustment	$989,523	569,657	419,866	73.7%
Special allowance yield adjustment	94,655	203,486	(108,831)	(53.5)
Consolidation rebate fees	(102,699)	(68,107)	(34,592)	(50.8)
Amortization of loan premiums and deferred origination costs	(76,530)	(70,370)	(6,160)	(8.8)

Total loan interest	904,949	634,666	270,283	42.6
Investment interest	35,441	14,963	20,478	136.9

Total interest income	940,390	649,629	290,761	44.8
Interest on bonds and notes payable	609,830	254,259	355,571	139.8
Intercompany interest	33	94	(61)	(64.9)
Provision for loan losses	7,030	(529)	7,559	(1,428.9)

Net interest income after provision for loan losses	$323,497	395,805	(72,308)	(18.3)

Total loan interest income increased $270.3 million for the year ended December 31, 2005 compared to 2004 as follows:
•	The average student loan portfolio increased $3.9 billion, or 33%, for the year ended December 31, 2005 compared to 2004. The student loan yield, excluding the special allowance yield adjustment, increased to 6.30% in 2005 from 4.83% in 2004. The increase in student loan yield is a result of a rising interest rate environment and is offset by an increase in the percentage of lower yielding consolidation loans to the total portfolio. Loan interest income, excluding the special allowance yield adjustment, increased $419.9 million as a result of these factors.

•	The special allowance yield adjustment decreased $108.8 million to $94.7 million for 2005 compared to $203.5 million in 2004. This decrease is due to an increase in interest rates, which decreases the excess special allowance payments over the statutorily defined rates under a taxable financing, and a decrease in the portfolio of loans earning the special allowance yield adjustment. In addition, the 2004 special yield adjustment included approximately $42.9 million that was previously deferred.

•	Consolidation rebate fees increased $34.6 million in 2005 compared to 2004. This is a result of the increase in the consolidation loan portfolio to $13.0 billion at December 31, 2005 compared to $7.9 billion at December 31, 2004.

•	Amortization of loan premiums and deferred origination costs increased as a result of the growth in the student loan portfolio.

•	Investment interest income has increased as a result of an increase in cash, cash equivalents, and investments as a result of the rising interest rate environment.
Average debt increased approximately $3.9 billion, or 31%, for the year ended December 31, 2005 compared to 2004 and the Company’s cost of funds increased to 3.64% for the year ended December 31, 2005 up from 1.98% for the same period a year ago. Together these two factors resulted in a $355.6 million increase in interest expense.
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
Other fee-based income. Income from borrower late fees increased $1.2 million in 2005 as a result of the increase in the size of the Company’s student loan portfolio. In addition, the Company is able to leverage its capital market expertise by providing services to third parties through licensed broker dealer and investment advisory services. Income from these activities increased $0.8 million in 2005 compared to 2004.
Salaries and benefits. Salaries and benefits increased $2.4 million, or 6.4% for the year ended December 31, 2005 compared to 2004. During 2005, the Company recognized $5.3 million less in incentive plan compensation expense. This decrease was offset by salaries and related costs for efforts to increase the size of its loan portfolio resulting in increased salaries and benefits expense.
Other expenses. Other expenses increased $4.5 million, or 12.8%, as a result of the increase in the Company’s loan portfolio and increased sales and marketing efforts to grow the Company’s loan portfolio. Specifically, the Company had increased costs for advertising and marketing and postage and distribution expenses.

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS
The Student Loan and Guaranty Servicing segment provides for the servicing of the Company’s student loan portfolios and the portfolios of third parties and servicing provided to guaranty agencies. The servicing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company’s portfolio in addition to generating fee revenue when performed for third-party clients. The guaranty servicing and servicing support activities include providing systems software, hardware and telecommunications support, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services to guaranty agencies. The broad category of products and percentage of total external loan and guaranty servicing revenue provided by each during 2006 and 2005 is as follows:
1.	Origination and servicing of FFEL Program loans (34.8% and 46.2%);

2.	Origination and servicing of non-federally insured student loans (5.1% and 0.9%);

3.	Servicing and support outsourcing for guaranty agencies (23.9% and 14.1%); and

4.	Origination and servicing of loans under the Canadian government sponsored student loan program (36.2% and 38.8%).
The Company performs origination and servicing activities for FFEL Program loans for itself as well as third-party clients. The Company also leverages its size and scale to provide origination and servicing activities for non-federally insured loans. Effective November 1, 2005, the Company increased its servicing activities for non-federally insured loans through the purchase of the remaining 50% interest in FirstMark Services, LLC (“FirstMark”). The Company owned 50% of this entity and accounted for it under the equity method of accounting prior to the transaction. FirstMark specializes in originating and servicing education loans funded outside the federal student loan programs. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.
The Company also provides servicing support for guaranty agencies. On October 31, 2005, the Company significantly expanded its guarantor outsourcing activities with an agreement with the College Access Network (“CAN”). The agreement terminates November 1, 2015 and can be extended for an additional 10-year period upon mutual agreement.
Through its subsidiary, EDULINX Canada Corporation (“EDULINX”), the Company provides student loan administrative services in Canada. EDULINX provides student loan administrative services, including loan disbursement, in-study account management, loan consolidation, repayment management, customer contact, default prevention, and portfolio management services. In Canada, the principal market for these services consists of the federal government and various provincial governments who deliver their student loans through direct-financing programs as well as financial institutions who participate in either government-guaranteed and/or risk-shared loan programs. See “Recent Developments” for information related to the loss of a significant EDULINX customer contract in December 2006. The Company acquired EDULINX on December 1, 2004.
Student Loan Servicing Volumes

	As of December 31,
	2006			2005
	Company	Third party	Total	Company	Third party	Total
	(dollars in millions)
FFELP and private loans	$21,869	8,725	30,594	16,969	10,020	26,989
Canadian loans (in U.S. $)	—	9,043	9,043	—	8,139	8,139

Total	$21,869	17,768	39,637	16,969	18,159	35,128

Year ended December 31, 2006 to compared year ended December 31, 2005

	Year ended
	December 31,	December 31,
	2006	2005	$ Change
	(dollars in thousands)
Net interest income after the provision for loan losses	$9,190	4,678	4,512

Loan and guaranty servicing income	190,563	152,493	38,070
Software services income	5	—	5
Other income	92	14	78
Intersegment revenue	63,545	42,798	20,747

Total other income	254,205	195,305	58,900

Salaries and benefits	115,430	92,804	22,626
Other expenses	65,643	46,913	18,730
Intersegment expenses	12,577	5,196	7,381

Total operating expenses	193,650	144,913	48,737

“Base net income” before income taxes	69,745	55,070	14,675
Income tax expense	25,108	19,825	5,283

“Base net income”	$44,637	35,245	9,392

After Tax Operating Margin	17.0%	17.6%
Loan and guaranty servicing income. Loan and guaranty servicing income increased $38.1 million for the year ended December 31, 2006 compared to the year ended December 31, 2005 as follows (dollars in thousands):

Year ended December 31, 2005	$152,493

Acquisition of private loan servicing operations	8,290

Expansion of guaranty servicing operations	24,029

Increase in Canadian loan servicing revenue (a)	9,808

Decrease in U.S. loan servicing revenue (b)	(4,011)

Other	(46)

Year ended December 31, 2006	$190,563

(a)	The increase in loan servicing revenue includes $4.4 million of performance based revenue for meeting certain servicing criteria under the Company’s agreement with the Government of Canada to provide financial and related administrative services to support the CSLP. The remaining $5.4 million increase is the result of an increase in volume of loans serviced and an increase in certain servicing rates effective in April 2006. As noted under “Recent Developments” in this Report, the Company’s CSLP contract will expire in March 2008 and will not be renewed.

(b)	The decrease in loan servicing revenue from U.S. operations is the result of the Company acquiring loans from third party lenders that were serviced by the Company prior to the acquisition of such loans. This decrease is offset by servicing volume added as a result of the acquisitions of LoanSTAR, CAN, and Chela.
Operating expenses. Total operating expenses increased $18.4 million as a result of the acquisition of private loan servicing operations and expanded guaranty servicing operations agreement with CAN during the fourth quarter of 2005. Operating expenses for the year ended December 31, 2006 include the $9.4 million impairment charge of certain long-lived assets related to the loss of the CSLP contract. See “Recent Developments” for additional information regarding this charge. Operating expenses after adjusting for the impact of acquisitions and the impairment charge increased $20.9 million, or 14.4%. This increase is attributable to an increased investment in technology to generate operating efficiencies, integration costs from the acquisitions of LoanSTAR and Chela, and a 12.8% increase in the Company’s loan servicing volume from December 31, 2005 to December 31, 2006.

Year ended December 31, 2005 compared to year ended December 31, 2004

	Year ended
	December 31,	December 31,
	2005	2004	$ Change
	(dollars in thousands)
Net interest income after the provision for loan losses	$4,678	1,377	3,301

Loan and guaranty servicing income	152,493	99,890	52,603
Other income	14	—	14
Intersegment revenue	42,798	36,707	6,091

Total other income	195,305	136,597	58,708

Salaries and benefits	92,804	67,266	25,538
Other expenses	46,913	24,246	22,667
Intersegment expenses	5,196	3,617	1,579

Total operating expenses	144,913	95,129	49,784
“Base net income” before income taxes	55,070	42,845	12,225
Income tax expense	19,825	15,579	4,246

“Base net income”	$35,245	27,266	7,979

After Tax Operating Margin	17.6%	19.8%
Loan and guaranty servicing income. Loan and guaranty servicing income increased $52.6 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 as follows (dollars in thousands):

Year ended December 31, 2004	$99,890
Acquisition of Canadian servicing operations	54,524
Expansion of guaranty servicing operations	3,807
Acquisition of private loan servicing operations	1,379
Decrease in U.S. loan servicing revenue (a)	(5,922)
Loss of guaranty servicing customer	(2,690)
Other	1,505

Year ended December 31, 2005	$152,493

(a)	The decrease in U.S. loan servicing revenue is the result of a decrease in average loans serviced by the Company.
Operating expenses. Salaries and benefits expense increased approximately $30.8 million as a result of the timing of acquisitions. This increase was offset by a $3.3 million decrease in incentive plan compensation expense. The increase in other expenses was the result of acquisitions.
TUITION PAYMENT PROCESSING AND CAMPUS COMMERCE OPERATING SEGMENT — RESULTS OF OPERATION
The Company’s Tuition Payment Processing and Campus Commerce operating segment provides products and services to help institutions and education seeking families manage the payment of education costs during the pre-college and college stages of the education life cycle. The Company provides actively managed tuition payment solutions, online payment processing, detailed information reporting, financial needs analysis, and data integration services to K-12 and post-secondary educational institutions, families, and students. In addition, the Company provides customer-focused electronic transactions, information sharing, and account and bill presentment to colleges and universities.

Effective June 1, 2005, the Company purchased 80% of the capital stock of FACTS Management Co. (“FACTS”). FACTS provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to educational institutions, families, and students. In addition, FACTS provides financial needs analysis for students applying for aid in private and parochial K-12 schools. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the effective date of acquisition. Effective January 31, 2006, the Company purchased the remaining 20% interest in FACTS.
Effective January 31, 2006, the Company purchased the remaining 50% interest in infiNET Integrated Solutions, Inc. (“infiNET”). The Company owned 50% of this entity and accounted for it under the equity method of accounting prior to the transaction. infiNET provides customer-focused electronic transactions, information sharing, and account and bill presentment to colleges and universities. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the effective date of acquisition.
Year ended December 31, 2006 compared to year ended December 31, 2005

	Year ended
	December 31,	December 31,
	2006	2005	$ Change
	(dollars in thousands)
Net interest income after the provision for loan losses	$4,021	1,384	2,637

Other fee-based income	35,090	14,239	20,851
Intersegment revenue	503	—	503

Total other income	35,593	14,239	21,354

Salaries and benefits	17,607	7,065	10,542
Other expenses	8,371	3,815	4,556
Intersegment expenses	1,025	99	926

Total operating expenses	27,003	10,979	16,024

“Base net income” before income taxes	12,611	4,644	7,967
Income tax expense	4,540	1,672	2,868

“Base net income” before minority interest	8,071	2,972	5,099
Minority interest	(242)	(603)	361

“Base net income”	$7,829	2,369	5,460

After Tax Operating Margin	20.4%	19.0%
Other fee-based income. Other fee-based income increased due to the timing of acquisitions and an increase in the number of tuition payment plans managed by the Company as follows (dollars in thousands):

Year ended December 31, 2005	$14,239
Acquisition of tuition payment processing and campus commerce operations	18,722
Increase in tuition payment plan fees	2,129

Year ended December 31, 2006	$35,090

Operating expenses. Operating expenses increased $15.6 million due to the timing of acquisitions. The remaining increase is the result of the increase in the number of tuition payment plans managed by the Company.

Year ended December 31, 2005 compared to year ended December 31, 2004

	Year ended
	December 31,	December 31,
	2005	2004	$ Change
	(dollars in thousands)
Net interest income after the provision for loan losses	$1,384	—	1,384

Other fee-based income	14,239	—	14,239
Intersegment revenue	—	—	—

Total other income	14,239	—	14,239

Salaries and benefits	7,065	—	7,065
Other expenses	3,815	—	3,815
Intersegment expenses	99	—	99

Total operating expenses	10,979	—	10,979

“Base net income” before income taxes	4,644	—	4,644
Income tax expense	1,672	—	1,672

“Base net income” before minority interest	2,972	—	2,972
Minority interest	(603)	—	(603)

“Base net income”	$2,369	—	2,369

After Tax Operating Margin	19.0%	0.0%
The Company’s Tuition Payment Processing and Campus Commerce segment commenced with the acquisition of FACTS in June 2005. As a result, there was no activity in the business segment for the year ended December 31, 2004.
ENROLLMENT SERVICES AND LIST MANAGEMENT OPERATING SEGMENT — RESULTS OF OPERATION
The Company’s Enrollment Services and List Management operating segment provides products and services to help institutions and education seeking families primarily during the pre-college phase of the education lifecycle. The Company helps families plan and prepare for college by providing products and services such as a college planning center, practice tests, and scholarship searches. Focused on planning/preparation, lead generation, and ultimately retention, products and services offered by the Enrollment Services and List Management segment also help schools and businesses reach the middle school, high school, college, and young adult market places.
Effective February 28, 2005, the Company acquired 100% of the capital stock of Student Marketing Group, Inc. (“SMG”), a full service direct marketing agency, and 100% of the membership interests of National Honor Roll, LLC (“NHR”), a company which provides publications and scholarships for middle and high school students achieving exceptional academic success.
On June 30, 2006, the Company purchased 100% of the membership interests of CUnet. CUnet provides campus locations and online schools with performance-based educational marketing, web-based marketing, lead generation, and vendor management services to enhance their brands and improve student recruitment and retention.
On July 27, 2006, the Company purchased certain assets and assumed certain liabilities (hereafter referred to as “Peterson’s”) from Thomson Learning Inc. Peterson’s provides a comprehensive suite of education and career-related solutions in the areas of education search, test preparation, admissions, financial aid information (including scholarship search), and career assistance. Peterson’s delivers these services through a variety of media including print (i.e. books) and online. Peterson’s reaches an estimated 105 million consumers annually with its publications and online information about colleges and universities, career schools, graduate programs, distance learning, executive training, private secondary schools, summer opportunities, study abroad, financial aid, test preparation, and career exploration resources.
The Company’s Enrollment Services and List Management operating segment will enhance its position as a vertically-integrated industry leader with a strong foundation for growth. The Company has focused on growing and organically developing its product and service offerings as well as enhancing them through various acquisitions. A key aspect of each transaction is its impact on the Company’s prospective organic growth and the development of its integrated platform of services.
The above acquisitions were accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

Year ended December 31, 2006 compared to year ended December 31, 2005

	Year ended
	December 31,	December 31,
	2006	2005	$ Change
	(dollars in thousands)
Net interest income after the provision for loan losses	$531	165	366

Other fee-based income	55,361	12,349	43,012
Software services income	157	—	157
Intersegment revenue	1,000	139	861

Total other income	56,518	12,488	44,030

Salaries and benefits	15,510	3,081	12,429
Other expenses	30,854	3,512	27,342
Intersegment expenses	17	—	17

Total operating expenses	46,381	6,593	39,788

“Base net income” before income taxes	10,668	6,060	4,608
Income tax expense	3,840	2,181	1,659

“Base net income”	$6,828	3,879	2,949

After Tax Operating Margin	12.0%	30.7%
Other fee-based income. Other fee-based income increased primarily as the result of acquisitions. The 2006 acquisitions of CUnet and Peterson’s resulted in a $34.9 million increase in other-fee based revenues. SMG and NHR were acquired effective February 28, 2005 and as a result other fee-based income includes twelve months of income for 2006 compared to ten months of income in 2005. The Company experienced an increase in list sales volume resulting in increased other-fee based revenues. Finally, the Company decreased its merchandise revenue sales efforts targeted at certain customers with a lower profit margin which resulted in a decrease in other fee-based income. A summary of these changes is as follows (dollars in thousands):

Year-ended December 31, 2005	$12,349

Acquisition of SMG	4,624
Acquisition of NHR	1,092
Acquisition of Cunet	20,415
Acquisition of Petersons	14,520

Increased list sales	2,564
Decreased merchandise sales	(203)

Year-ended December 31, 2006	$55,361

Operating expenses. Total operating expenses increased $39.8 million. Operating expenses increased $33.7 million as a result of the acquisitions of CUnet and Peterson’s. The Company increased its investment in its college planning center which resulted in a $1.9 million increase in operating expenses. The remaining $4.2 million increase in operating expenses was the result of the timing of the acquisitions of SMG and NHR which resulted in twelve months of expense for 2006 compared to ten months in 2005 and due to increased list sales volume.

Year ended December 31, 2005 compared to year ended December 31, 2004

	Year ended
	December 31,	December 31,
	2005	2004	$ Change
	(dollars in thousands)
Net interest income after the provision for loan losses	$165	—	165

Other fee-based income	12,349	—	12,349
Intersegment revenue	139	—	139

Total other income	12,488	—	12,488

Salaries and benefits	3,081	667	2,414
Other expenses	3,512	132	3,380

Total operating expenses	6,593	799	5,794

“Base net income” before income taxes	6,060	(799)	6,859
Income tax expense	2,181	(291)	2,472

“Base net income”	$3,879	(508)	4,387

After Tax Operating Margin	30.7%	0.0%
The Company acquired SMG and NHR effective February 28, 2005. During 2004, the only operating activity in the Company’s Enrollment Service and List Management operating segment was the Company’s college planning center. The college planning center is leveraged by the Company to generate both fee based income and student loan assets. The Company’s college planning center expenditures were $0.8 million in both 2005 and 2004.
SOFTWARE AND TECHNICAL SERVICES OPERATING SEGMENT — RESULTS OF OPERATION
The Software and Technical Services segment develops loan servicing software and also provides this software to third-party student loan holders and servicers. In addition, this segment provides information technology products and services, with core areas of business in student loan software solutions for schools, lenders, and guarantors; technical consulting services; and enterprise content management.
Effective November 1, 2005, the Company purchased the remaining 50% interest in 5280 Solutions, LLC (“5280”). The Company owned 50% of this entity and accounted for it under the equity method of accounting prior to the transaction. 5280 provides information technology products and services, with core areas of business in student loan software solutions for schools, lenders, and guarantors; technical consulting services; and enterprise content management. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

Year ended December 31, 2006 compared to year ended December 31, 2005

	Year ended
	December 31,	December 31,
	2006	2005	$ Change
	(dollars in thousands)
Net interest income after the provision for loan losses	$105	21	84

Software services income	15,490	9,042	6,448
Intersegment revenue	17,877	5,848	12,029

Total other income	33,367	14,890	18,477

Salaries and benefits	22,063	7,197	14,866
Other expenses	3,238	968	2,270
Intersegment expenses	—	(8)	8

Total operating expenses	25,301	8,157	17,144

“Base net income” before income taxes	8,171	6,754	1,417
Income tax expense	2,942	2,431	511

“Base net income”	$5,229	4,323	906

After Tax Operating Margin	15.6%	29.0%
Software services income. Software services income increased $8.3 million for the year ended December 31, 2006 compared to the year ended December 31, 2005 as a result of the acquisition of 5280 in November 2005. This increase was offset by a $1.9 million decrease in maintenance and enhancement fee revenues on the Company’s existing operations. Intersegment revenues consist primarily of technical consulting fees for services provided to the Company’s Student Loan and Guaranty Servicing and Tuition Payment Processing and Campus Commerce segments.
Operating expenses. Operating expenses increased as a result of the acquisition of 5280 in November 2005.
Year ended December 31, 2005 compared to year ended December 31, 2004

	Year ended
	December 31,	December 31,
	2005	2004	$ Change
	(dollars in thousands)
Net interest income after the provision for loan losses	$21	7	14

Software services income	9,042	8,051	991
Intersegment revenue	5,848	3,932	1,916

Total other income	14,890	11,983	2,907

Salaries and benefits	7,197	6,066	1,131
Other expenses	968	705	263
Intersegment expenses	(8)	—	(8)

Total operating expenses	8,157	6,771	1,386

“Base net income” before income taxes	6,754	5,219	1,535
Income tax expense	2,431	1,898	533

“Base net income”	$4,323	3,321	1,002

After Tax Operating Margin	29.0%	27.7%
Software services income. Software services income for the year ended December 31, 2005 increased $1.0 million to $9.0 million from $8.0 million for the year ended December 31, 2004. This increase is primarily attributable to the acquisition of 5280 in November 2005.

Operating expenses. The increase in operating expenses was primarily due to the acquisition of 5280 in November 2005 offset by a decrease in incentive plan compensation expense. The acquisition of 5280 in November 2005 resulted in a $2.1 million increase in operating expenses. This increase was offset by a $0.5 million decrease in incentive plan compensation expense.
LIQUIDITY AND CAPITAL RESOURCES
The Company utilizes operating cash flow, operating lines of credit, and secured financing transactions to fund operations and student loan and business acquisitions. The Company has also used its common stock to partially fund certain business acquisitions. In addition, the Company has a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) which allows the Company to sell up to $750 million of securities that may consist of common stock, preferred stock, unsecured debt securities, warrants, stock purchase contracts, and stock purchase units. The terms of any securities are established at the time of the offering.
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
Operating Lines of Credit
The Company uses its line of credit agreements primarily for general operating purposes, to fund certain asset and business acquisitions, and to repurchase stock under the Company’s stock repurchase program. As of December 31, 2006 the Company had outstanding a $500.0 million unsecured line of credit which terminates on August 19, 2010. The Company had $103.0 million of outstanding borrowings and $397.0 million of available capacity under this facility as of December 31, 2006. In addition, EDULINX has a credit facility agreement with a Canadian financial institution for approximately $10.8 million ($12.6 million in Canadian dollars) that is cancelable by either party upon demand. The Company had no borrowings under the EDULINX facility as of December 31, 2006.
On January 24, 2007, the Company established a $475 million unsecured commercial paper program. Under the program, the Company may issue commercial paper for general corporate purposes. The maturities of the notes issued under this program will vary, but may not exceed 397 days from the date of issue. Notes issued under this program will bear interest at rates that will vary based on market conditions at the time of issuance.
Secured Financing Transactions
The Company relies upon secured financing vehicles as its most significant source of funding for student loans on a long-term basis. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. The Company’s rights to cash flow from securitized student loans are subordinate to bondholder interests and may fail to generate any cash flow beyond what is due to bondholders. The Company’s secured financing vehicles are loan warehouse facilities and asset-backed securitizations.
Loan warehouse facilities
Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. The Company uses its warehouse facilities to pool student loans in order to maximize loan portfolio characteristics for efficient financing and to properly time market conditions for movement of the loans. Generally, loans that best fit long-term financing vehicles are selected to be transferred into long-term securitizations. Because transferring those loans to a long-term securitization includes certain fixed administrative costs, the Company maximizes its economies of scale by executing large transactions.
In August 2006, the Company established a $5.0 billion loan warehouse program through its wholly-owned subsidiary, Nelnet Student Asset Funding Extendible CP, LLC (“Nelnet SAFE”), under which Nelnet SAFE may issue one or more short-term extendable secured liquidity notes (the “Secured Liquidity Notes”). Each Secured Liquidity Note will be issued at a discount or an interest-bearing basis having an expected maturity of between 1 and 307 days (each, an “Expected Maturity”) and a final maturity of 90 days following the Expected Maturity. The Secured Liquidity Notes issued as interest-bearing notes may be issued with fixed interest rates or with interest rates that fluctuate based upon a one-month LIBOR rate, a three-month LIBOR rate, a commercial paper rate, or a federal funds rate. The Secured Liquidity Notes are not redeemable by the Company nor subject to voluntary prepayment prior to the Expected Maturity date. The Secured Liquidity Notes are secured by FFELP loans purchased in connection with the program. As of December 31, 2006, the Company has $2.3 billion of Secured Liquidity Notes outstanding and $2.7 billion of capacity remaining under this warehouse program. The Company is offering the Secured Liquidity Notes through Bank of America Securities LLC and

Credit Suisse. The Company has also entered into other financing arrangements with Bank of America and Credit Suisse, including an unsecured line of credit.
The Company also utilizes bank supported commercial paper conduit programs for loan warehousing. The Company had a loan warehousing capacity of $4.2 billion as of December 31, 2006, of which $2.9 billion was outstanding and $1.3 billion was available for future use, under these programs. The conduit programs terminate in 2008 and 2009; however, they must be renewed annually by underlying liquidity providers. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements, and therefore the Company does not believe the renewal of these contracts presents a significant risk to its liquidity.
Management believes the Company’s warehouse facilities allow for expansion of liquidity and capacity for student loan growth and should provide adequate liquidity to fund the Company’s student loan operations for the foreseeable future.
Asset-backed securitizations
Of the $25.6 billion of debt outstanding as of December 31, 2006, $19.7 billion was issued under asset-backed securitizations. On February 21, 2006, May 18, 2006, and December 5, 2006, the Company completed asset-backed securities transactions totaling $2.0 billion, $2.1 billion, and $2.2 billion, respectively. These transactions included €773.2 million of notes issued with initial spreads to the 3-month EURIBOR. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction procedure. The interest rate on student loans being financed is generally set based upon a spread to commercial paper or U.S. Treasury bills.
Universal Shelf Offerings
In May 2005, the Company consummated a debt offering under its universal shelf consisting of $275.0 million in aggregate principal amount of Senior Notes due June 1, 2010 (the “Notes”). The Notes are unsecured obligations of the Company. The interest rate on the Notes is 5.125%, payable semiannually. At the Company’s option, the Notes are redeemable in whole at any time or in part from time to time at the redemption price described in the Company’s prospectus supplement.
On September 27, 2006 the Company consummated a debt offering under its universal shelf consisting of $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities (“Hybrid Securities”). The Hybrid Securities are unsecured obligations of the Company. The interest rate on the Hybrid Securities from the date they were issued through September 28, 2011 is 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the “scheduled maturity date”, the interest rate on the Hybrid Securities will be equal to three-month LIBOR plus 3.375%, payable quarterly. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that the Company has received proceeds from the sale of certain qualifying capital securities prior to such date (as defined in the Hybrid Securities’ prospectus). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the prospectus, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities. At the Company’s option, the Hybrid Securities are redeemable in whole at any time or in part from time to time at the redemption price described in the prospectus supplement.
The proceeds from these unsecured debt offerings were or will be used by the Company to fund general business operations, certain asset and business acquisitions, and the repurchase of stock under the Company’s stock repurchase plan. As of December 31, 2006, the Company has $275.0 million remaining under its universal shelf.

The following table summarizes the Company’s bonds and notes outstanding as of December 31, 2006 (dollars in thousands):

			Interest rate
	Carrying	Percent of	range on	Final
	amount	total	carrying amount	maturity
Variable-rate bonds and notes (a):
Bond and notes based on indices (b)	$16,622,385	65.0%	3.63% - 6.08%	02/26/07 - 05/01/42
Bond and notes based on auction	2,671,370	10.5	3.63% - 5.45%	11/01/09 - 07/01/43

Total variable-rate bonds and notes	19,293,755	75.5
Commerical paper and other	5,173,723	20.2	5.26% - 5.62%	05/11/07 - 10/17/08
Fixed-rate bonds and notes (a)	403,431	1.6	5.20% - 6.68%	11/01/09 - 05/01/29
Unsecured fixed-rate debt	475,000	1.9	5.13% - 7.40%	06/01/10 - 09/29/36
Unsecured line of credit	103,000	0.4	5.69% - 8.25%	08/19/10
Other borrowings	113,210	0.4	5.10% - 5.78%	06/29/07 - 11/01/15

Total	$25,562,119	100.0%

(a)	Issued in securitization transactions.

(b)	Includes €773.2 million Euro Notes re-measured to $1.0 billion U.S. dollars as of December 31, 2006.
The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company’s contractual obligations as of December 31, 2006 were as follows (dollars in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Bonds and notes payable	$25,562,119	5,386,480	184,790	504,993	19,485,856
Operating lease obligations	32,243	9,470	13,393	6,062	3,318
Other	27,081	4,950	11,052	11,079	—

Total	$25,621,443	5,400,900	209,235	522,134	19,489,174

The Company’s bonds and notes payable due in less than one year include $5.2 billion under its loan warehouse facilities. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements, and therefore the Company does not believe the renewal of these contracts presents a significant risk to its liquidity.
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
As a result of the Company’s recent acquisitions, the Company has certain contractual obligations or commitments as follows:
•	LoanSTAR – Commitment to sell student loans to the Texas Foundation on a quarterly basis.

•	SMG/NHR – Contingent payments of $4.0 million to $24.0 million payable in annual installments through April 2008 based on the operating results of SMG and NHR. As of December 31, 2006, the Company has made payments of $3.0 million related to this contingency and has accrued an additional $9.9 million which is included in the table above.

•	infiNET – Stock price guarantee of $104.8375 per share on 95,380 shares of Class A Common Stock issued as part of the original purchase price. The obligation to pay this guaranteed stock price is due February 28, 2011 and is not included in the table above.

•	FACTS – 238,237 shares of Class A Common Stock issued as part of the original purchase price is subject to a put option arrangement whereby during the 30-day period beginning February 28, 2010, the holders of such shares can require the Company to repurchase all or part of the shares at a price of $83.95 per share. The value of this put option as of December 31, 2006 was $10.8 million and is included in “other” in the above table.

•	CUnet – Contingent payments not to exceed $80.0 million due in annual installments through December 2010 based on the aggregate cumulative net income before taxes of CUnet. In partial satisfaction of the contingent consideration, the Company will issue shares of Class A Common Stock. These contingency payments are not included in the table above.

•	5280 – 258,760 shares of Class A Common Stock issued as part of the original purchase price is subject to a put option arrangement whereby during the 30-day period ending November 30, 2008, the holders may require the Company to repurchase all or part of the shares at a price of $37.10 per share. The value of this put option as of December 31, 2006 was $2.2 million and is included in “other” in the above table.
Additional information concerning the Company’s obligations related to the above acquisitions can be found in note 4 in the accompanying consolidated financial statements included in this Report.
Dividends
The Company did not pay cash dividends on either class of its Common Stock during the two most recent fiscal years. On February 7, 2007, the Company’s Board of Directors approved a cash dividend of $0.07 per share on the Company’s Class A and Class B Common Stock to be paid on March 15, 2007 to shareholders of record as of March 1, 2007. The Company intends to continue making a quarterly dividend payment in the future.
Capital Covenant
On September 27, 2006, in connection with the closing of the Hybrid Securities offering, the Company entered into a Replacement Capital Covenant (the “Covenant”), whereby the Company agreed for the benefit of persons that buy, hold, or sell a specified covered series of the Company’s long-term indebtedness ranking senior to the Hybrid Securities that the Hybrid Securities will not be repaid, redeemed or repurchased by the Company on or before September 15, 2051, unless the principal amount repaid or the applicable redemption or repurchase price does not exceed a maximum amount determined by reference to the aggregate amount of net cash proceeds the Company has received from the sale of common stock, rights to acquire common stock, “mandatorily convertible preferred stock”, “debt exchangeable into equity,” and “qualifying capital securities” since the later of (x) the date 180 days prior to the delivery of notice of such repayment or redemption or the date of such repurchase and (y) to the extent the Hybrid Securities are outstanding after the scheduled maturity date, the most recent date, if any, on which a notice of repayment or redemption was delivered in respect of, or on which the Company repurchased, any Hybrid Securities.
As of the date of this Report, the 5.125% Senior Notes due 2010 is the only series of long-term indebtedness for borrowed money that is covered debt with respect to the Covenant.
CRITICAL ACCOUNTING POLICIES
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the consolidated financial statements, which are included in this Report, includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.
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
On February 8, 2006, HERA was enacted into law. HERA effectively reauthorized the Title IV provisions of the FFEL Program through 2012. One of the provisions of HERA resulted in lower guarantee rates on FFELP loans, including a decrease in insurance and reinsurance on portfolios receiving the benefit of Exceptional Performance designation by 1%, from 100% to 99% of principal and accrued interest (effective July 1, 2006) and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by 1%, from 98% to 97% of principal and accrued interest (effective for all loans first disbursed on and after July 1, 2006). As a result, during the year ended December 31, 2006, the Company applied the new provisions to its evaluation of the adequacy of the allowance for loan losses on its federally insured loan portfolio.
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
Student Loan Income
The Company recognizes student loan income as earned, net of amortization of loan premiums and deferred origination costs. Loan income is recognized based upon the expected yield of the loan after giving effect to borrower utilization of incentives such as principal reductions for timely payments (“borrower benefits”) and other yield adjustments. The estimate of the borrower benefits discount is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits. For competitive purposes, the Company frequently changes the borrower benefit programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the borrower benefit discount. Loan premiums, deferred origination costs, and borrower benefits are included in the carrying value of the student loan on the consolidated balance sheet and are amortized over the estimated life of the loan in accordance with SFAS No. 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The most sensitive estimate for loan premiums, deferred origination costs, and borrower benefits is the estimate of the constant repayment rate (“CPR”). CPR is a variable in the life of loan estimate that measures the rate at which loans in a portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance. A number of factors can affect the CPR estimate such as the rate of consolidation activity and default rates. Should any of these factors change, the estimates made by management would also change, which in turn would impact the amount of loan premium and deferred origination cost amortization recognized by the Company in a particular period.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133 and SFAS No. 140 and allows financial instruments that have embedded derivatives that otherwise would require bifurcation from the host to be accounted for as a whole, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. The standard also:
•	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133;

•	Establishes a requirement to evaluate interests in securitized financial assets to determine whether interests are freestanding derivatives or are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

•	Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest (that is itself a derivative instrument).
SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided that the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. As of the filing of this Report, management believes that SFAS No. 155 will not have a material effect on the financial position and results of operations of the Company.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement will be effective for the first fiscal year beginning after September 15, 2006. This statement:
•	Requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset as the result of i) a transfer of the servicer’s financial assets that meet the requirement for sale accounting; ii) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”); or iii) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

•	Requires all separately recognized servicing assets or liabilities to be initially measured at fair value, if practicable.

•	Permits an entity to either i) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date (amortization method); or ii) measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur (fair value measurement method). The method must be chosen for each separately recognized class of servicing asset or liability.

•	At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value.

•	Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing asset and liabilities.
As of the filing of this Report, management believes that SFAS No. 156 will not have a material effect on the financial position and results of operations of the Company.
In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company will adopt FIN 48 on January 1, 2007. As of the filing of this Report, management believes that FIN 48 will not have a material effect on the financial position and results of operations of the Company.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. As of the filing of this Report, management believes that SFAS No. 157 will not have a material effect on the financial position and results of operations of the Company.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS. No. 159”), which permits entities to choose to measure many financial instruments at fair value. The Statement allows entities to achieve an offset accounting effect for certain changes in fair value of related assets and liabilities without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement consistent with the Board’s long-term objectives for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted. Retrospective application to fiscal years preceding the effective date (or early adoption date) is prohibited. Management is currently evaluating SFAS No. 159 to assess its impact on the Company’s financial statements.

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
The Company’s portfolio of FFELP loans originated prior to April 1, 2006 earns interest at the higher of a variable rate based on the special allowance payment (SAP) formula set by the Department and the borrower rate. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. As a result of one of the provisions of HERA, the Company’s portfolio of FFELP loans originated on or after April 1, 2006 earns interest at a variable rate based on the SAP formula. For the portfolio of loans originated on or after April 1, 2006, when the borrower rate exceeds the variable rate based on the SAP formula, the Company must return the excess to the Department.
The following table sets forth the Company’s loan assets and debt instruments by rate characteristics (dollars in thousands):

	As of December 31, 2006		As of December 31, 2005
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$787,378	3.4%	$4,908,865	24.7%
Variable-rate loan assets	22,627,090	96.6	15,004,090	75.3

Total	$23,414,468	100.0%	$19,912,955	100.0%

Fixed-rate debt instruments	$878,431	3.4%	$794,086	3.7%
Variable-rate debt instruments	24,683,688	96.6	20,879,534	96.3

Total	$25,562,119	100.0%	$21,673,620	100.0%

The following table shows the Company’s student loan assets currently earning at a fixed rate as of December 31, 2006 (dollars in thousands):

	Borrower/	Estimated
	lender	variable	Current
Fixed interest	weighted	conversion	balance of
rate range	average yield	rate (a)	fixed rate assets
8.0 - 9.0%	8.23%	5.59%	$377,489
> 9.0%	9.05	6.41	409,889

			$787,378

(a)	The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to variable rate.
Historically, the Company has followed a policy of funding the majority of its student loan portfolio with variable-rate debt. In a low interest rate environment, the FFELP loan portfolio yields excess income primarily due to the reduction in interest rates on the variable-rate liabilities that fund student loans at a fixed borrower rate and also due to consolidation loans earning interest at a fixed rate to the borrower. This excess income is referred to as “floor income.” Therefore, absent utilizing derivative instruments, in a low interest rate environment, a rise in interest rates will have an adverse effect on earnings. For the year ended December 31, 2006, loan interest income includes approximately $30 million of floor income. In higher interest rate environments, where the interest rate rises above the borrower rate and the fixed-rate loans become variable rate and are effectively matched with variable-rate debt, the impact of rate fluctuations is substantially reduced.
The Company attempts to match the interest rate characteristics of pools of loan assets with debt instruments of substantially similar characteristics, particularly in rising interest rate environments. Due to the variability in duration of the Company’s assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities and the Company’s outlook as to current and future market conditions. Based on those factors, the Company will periodically use derivative instruments as part of its overall risk management strategy to manage risk arising from its fixed-rate and variable-rate financial instruments. Derivative instruments used as part of the Company’s interest rate risk management strategy include interest rate swaps, basis swaps, interest rate floor contracts, and cross-currency interest rate swaps.

Interest Rate Swaps — Loan Portfolio
The following table summarizes the outstanding interest rate derivative instruments as of December 31, 2006 used by the Company to hedge the fixed-rate student loan portfolio (dollars in thousands):

		Weighted average
		fixed rate paid by
Maturity	Notional values	the Company
2006 (a)	$250,000	3.16%
2008	462,500	3.76
2009	312,500	4.01

Total	$1,025,000	3.69

(a)	Expired on December 31, 2006
In addition to the interest rate swaps with notional values of $1.0 billion summarized above, as of December 31, 2006, the Company had $403.4 million of fixed-rate debt (excluding the Company’s fixed-rate unsecured debt of $475 million) that was used by the Company to hedge fixed-rate student loan assets. The weighted average interest rate paid by the Company on the $403.4 million of debt as of December 31, 2006 was 6.0%.
Interest Rate Swaps- Other
As discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, the Company entered into a Settlement Agreement with the Department to resolve the audit by the OIG of the Company’s portfolio of student loans receiving the 9.5% special allowance payments. Under the terms of the Agreement, all 9.5% special allowance payments will no longer be received by the Company.
In consideration of not receiving the 9.5% special allowance payments on a prospective basis, the Company entered into a series of off-setting interest rate swaps that mirror the $2.45 billion in pre-existing interest rate swaps that the Company had utilized to hedge its loan portfolio receiving 9.5% special allowance payments against increases in interest rates. The net effect of the new offsetting derivatives is to lock in a series of future income streams on underlying trades through their respective maturity dates. A summary of these derivatives is as follows (dollars in thousands):

		Weighted		Weighted
		average fixed		average fixed
	Notional	rate paid by	Notional	rate received by
Maturity	Amount	the Company	Amount	the Company
2007	$512,500	3.42%	$512,500	5.25%	(a)
2010	1,137,500	4.25	1,137,500	4.75
2012	275,000	4.31	275,000	4.76
2013	525,000	4.36	525,000	4.80

	$2,450,000	4.11%	$2,450,000	4.87%

(a)	The effective date of the 2007 derivatives in which the Company will receive a fixed rate is January 2, 2007.
Basis Swaps
On May 1, 2006, the Company entered into three ten-year basis swaps with notional values of $500.0 million each in which the Company receives three-month LIBOR and pays one-month LIBOR less a spread as defined in the agreements. The effective dates of these agreements were November 25, 2006, December 25, 2006, and January 25, 2007.

Interest Rate Floor Contracts
In June 2006, the Company entered into interest rate floor contracts in which the Company received an upfront fee of $8.6 million. These contracts were structured to monetize on an upfront basis the potential floor income associated with certain consolidation loans. On January 30, 2007, the Company paid $8.1 million to terminate these contracts and recognized a gain of $2.1 million.
Cross-currency interest rate swaps
See “Foreign Currency Exchange Risk”.
Financial Statement Impact of Derivative Instruments
The Company accounts for its derivative instruments in accordance with SFAS No. 133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company’s derivatives are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of income was a loss of $22.3 million, income of $95.9 million, and a loss of $11.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.
The following summarizes the derivative settlements included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of income:

	Year ended December 31,
	2006	2005	2004
	(dollars in thousands)
Interest rate and basis swap derivatives- loan portfolio	$12,993	(1,129)	(2,980)
Interest rate swap derivatives- other (a)	7,044	—	—
Special allowance yield adjustment derivatives (a)	19,794	(15,879)	(31,160)
Cross-currency interest rate swaps	(14,406)	—	—
Other (b)	(1,993)	—	—

Derivative settlements, net	$23,432	(17,008)	(34,140)

(a)	Derivative settlements for interest rate swaps “other” include settlements on the portfolio of derivatives that the Company had used to hedge 9.5% special allowance payments and the portfolio of off-setting interest rate swaps the Company entered into during the fourth quarter 2006. The new derivatives mirror the 9.5% special allowance payment derivatives. Settlements on the 9.5% special allowance derivatives were classified as special allowance yield adjustment derivatives through September 30, 2006.

(b)	During 2006, the Company issued junior subordinated hybrid securities and entered into a derivative instrument to economically lock into a fixed interest rate prior to the actual pricing of the transaction. Upon pricing of these notes, the Company terminated this derivative instrument. The consideration paid by the Company to terminate this derivative was $2.0 million.
Sensitivity Analysis
The following tables summarize the effect on the Company’s earnings, based upon a sensitivity analysis performed by the Company assuming a hypothetical increase and decrease in interest rates of 100 basis points and an increase in interest rates of 200 basis points while funding spreads remain constant. The effect on earnings was performed on the Company’s variable-rate assets and liabilities. The analysis includes the effects of the Company’s interest rate swaps, basis swaps, and interest rate floor contracts in existence during these periods. As a result of the Company’s interest rate management activities, the Company expects such a change in pre-tax net income resulting from a 100 basis point increase or decrease or a 200 basis point increase in interest rates would not result in a proportional decrease in net income.

	Year ended December 31, 2006
	Change from decrease of 100		Change from increase of 100		Change from increase of 200
	basis points		basis points		basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Effect on earnings:
Increase in pre-tax net income before impact of derivative settlements	$9,695	9.1%	25,841	24.1%	56,351	52.7%
Impact of derivative settlements	(12,875)	(12.1)	12,875	12.1	25,750	24.1

Increase (decrease) in net income before taxes	$(3,180)	(3.0)%	38,716	36.2%	82,101	76.8%

Increase (decrease) in basic and diluted earning per share	$(0.04)		0.46		0.98

	Year ended December 31, 2005
	Change from decrease of 100		Change from increase of 100		Change from increase of 200
	basis points		basis points		basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$41,974	14.8%	(9,310)	(3.3)%	(10,004)	(3.5)%
Impact of derivative settlements	(37,959)	(13.4)	37,959	13.4	75,919	26.7

Increase in net income before taxes	$4,015	1.4%	28,649	10.1%	65,915	23.2%

Increase in basic and diluted earning per share	$0.05		0.34		0.78

	Year ended December 31, 2004
	Change from decrease of 100		Change from increase of 100		Change from increase of 200
	basis points		basis points		basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$69,617	29.7%	(36,312)	(15.5)%	(66,882)	(28.5)%
Impact of derivative settlements	(60,177)	(25.7)	60,177	25.7	120,355	51.3

Increase in net income before taxes	$9,440	4.0%	23,865	10.2%	53,473	22.8%

Increase in basic and diluted earning per share	$0.11		0.28		0.63

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
On February 21, 2006, and May 18, 2006, the Company completed separate debt offerings of student loan asset-backed securities that included 420.5 million and 352.7 million Euro-denominated notes with interest rates based on a spread to the EURIBOR index. As a result of this transaction, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. and Euro dollars. The principal and accrued interest on these notes is re-measured at each reporting period and recorded on the Company’s balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of income.
The Company entered into cross-currency interest rate swaps in connection with the issuance of the Euro Notes. Under the terms of these derivative instrument agreements, the Company receives from a counterparty a spread to the EURIBOR index based on notional amounts of €420.5 million and €352.7 million and pays a spread to the LIBOR index based on notional amounts of $500.0 million and $450.0 million, respectively. In addition, under the terms of these agreements, all principal payments on the Euro Notes will effectively be paid at the exchange rate in effect as of the issuance of the notes. The Company did not qualify these derivative instruments as hedges under SFAS No. 133; consequently, the change in fair value is included in the Company’s operating results.
For the year ended December 31, 2006, the Company recorded expense of $70.4 million as a result of re-measurement of the Euro Notes and income of $66.2 million for the change in the fair value of the related derivative instrument. Both of these amounts are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statement of income.

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.
During the year ended December 31, 2006, the Company acquired CUnet, LLC, Peterson’s Nelnet, LLC, and the remaining 50% of the stock of infiNET Integrated Solutions, Inc. Total assets of these entities represented 0.46 percent of consolidated total assets as of December 31, 2006. Total net interest income and other income of these entities represented 6.57 percent of consolidated net interest income and other income for the year ended December 31, 2006. The Company has excluded these entities from its assessment of internal control over financial reporting as of December 31, 2006, and management’s conclusion about the effectiveness of the Company’s internal control over financial reporting does not extend to the internal controls of these entities. These acquisitions are described in Note 4, “Business and Certain Asset Acquisitions” to the consolidated financial statements included in this Annual Report on Form 10-K.
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
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Nelnet, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nelnet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Nelnet, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Nelnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Nelnet, Inc. acquired CUnet, LLC, Peterson’s Nelnet, LLC, and the remaining 50% interest of infiNET Integrated Solutions, Inc., during 2006, and management excluded from its assessment of the effectiveness of Nelnet, Inc.’s internal control over financial reporting as of December 31, 2006, CUnet, LLC, Peterson’s Nelnet, LLC, and the remaining 50% interest of infiNET Integrated Solutions, Inc., internal control over financial reporting associated with total assets of 0.46 percent and total net interest income and other income of 6.57 percent included in the consolidated financial statements of Nelnet, Inc. and subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of Nelnet, Inc. also excluded an evaluation of the internal control over financial reporting of CUnet, LLC, Peterson’s Nelnet, LLC, and the remaining 50% interest of infiNET Integrated Solutions, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nelnet, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Lincoln, Nebraska
March 1, 2007

ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2006, no information was required to be disclosed in a report on Form 8-K, but not reported.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information as to the directors, executive officers, and corporate governance of the Company set forth under the captions “PROPOSAL 1—ELECTION OF DIRECTORS—Nominees,” “EXECUTIVE OFFICERS,” and “CORPORATE GOVERNANCE” in the Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company’s fiscal year with the SEC, relating to the Company’s Annual Meeting of Shareholders scheduled to be held on May 24, 2007 (the “Proxy Statement”) is incorporated into this Report by reference.
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
The following table summarizes, as of December 31, 2006, information about compensation plans under which equity securities are authorized for issuance.
Equity Compensation Plan Information

			Number of shares remaining
	Number of shares to be		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options,	price of outstanding options,	plans (excluding securities
	warrants, and rights	warrants, and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	0	$0	2,722,366
Equity compensation plans not approved by shareholders	0	$0	0

Total	0	$0	2,722,366	(1)

(1)	Includes 887,154, 50,443, 888,094, and 896,675 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, Nelnet, Inc. Employee Share Purchase Plan, and Nelnet, Inc. Employee Stock Purchase Loan Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information set forth under the captions “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “DIRECTOR INDEPENDENCE” in the Proxy Statement is incorporated into this Report by reference.
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
4. Appendix
Appendix A – Description of the Federal Family Education Loan Program

(b) Exhibits
EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement for Purchase of LLC Membership Interest among David A. Hoeft, Todd J. Wolfe, Tina D. Mercer, Premiere Credit of North America, LLC and Nelnet, Inc., dated as of January 28, 2004. Incorporated by reference to Exhibit 2.17 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

2.2	Stock and Asset Purchase Agreement dated as of October 3, 2005 among Nelnet, Inc., NNI Acquisition Servicing Limited Partnership, Greater Texas Foundation, and LoanSTAR Systems, Inc., filed as Exhibit 2.1 to Nelnet, Inc.’s Current Report on Form 8-K filed on October 3, 2005 and incorporated herein by reference.

2.3	Asset Purchase Agreement dated as of September 27, 2005, among Nelnet, Inc., Chela Education Financing, Inc. and The Education Financing Foundation of California, filed as Exhibit 2.2 to Nelnet, Inc.’s Current Report on Form 8-K filed on October 26, 2005 and incorporated herein by reference.

3.1	Second Amended and Restated Articles of Incorporation of Nelnet, Inc. Incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1 Registration Statement.

3.2	Second Amended and Restated Bylaws of Nelnet, Inc. Incorporated by reference to Exhibit 3.2 to the registrant’s Form S-1 Registration Statement.

3.3	Third Amended and Restated Bylaws of Nelnet, Inc. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on November 18, 2004.

3.4	Second Amended and Restated Articles of Incorporation of Nelnet, Inc., as amended, filed as Exhibit 3.1 to the registrant’s Quarterly Report for the period ended September 30, 2006, filed on Form 10-Q and incorporated by reference herein.

4.1	Form of Class A Common Stock Certificate of Nelnet, Inc. Incorporated by reference to Exhibit 4.1 to the registrant’s Form S-1 Registration Statement.

4.2	Indenture of Trust by and between NELNET Student Loan Corporation-2 and Zions First National Bank, as Trustee, dated as of June 1, 2000. Incorporated by reference to Exhibit 4.2 to the registrant’s Form S-1 Registration Statement.

4.3	Series 2000 Supplemental Indenture of Trust by and between NELNET Student Loan Corporation-2 and Zions First National Bank, as Trustee, authorizing the issuance of $1,000,000,000 NELNET Student Loan Corporation-2 Taxable Student Loan Asset-Backed Notes Series 2000, dated as of June 1, 2000. Incorporated by reference to Exhibit 4.3 to the registrant’s Form S-1 Registration Statement.

4.4	Indenture of Trust by and between Nelnet Student Loan Trust 2002-1 and Zions First National Bank, as Trustee, dated as of May 1, 2002. Incorporated by reference to Exhibit 4.4 to the registrant’s Form S-1 Registration Statement.

4.5	Indenture of Trust by and between Nelnet Student Loan Trust 2002-2 and Zions First National Bank, as Trustee, dated as of September 1, 2002. Incorporated by reference to Exhibit 4.5 to the registrant’s Form S-1 Registration Statement.

4.6	Indenture of Trust between Nelnet Student Loan Trust 2003-1 and Zions First National Bank, as Trustee, dated as of January 1, 2003. Incorporated by reference to Exhibit 4.6 to the registrant’s Form S-1 Registration Statement.

4.7	Indenture of Trust by and among Nelnet Education Loan Funding, Inc., Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, and Wells Fargo Bank Minnesota, National Association, as Eligible Lender Trustee, dated as of June 1, 2003. Incorporated by reference to Exhibit 4.7 to the registrant’s Form S-1 Registration Statement.

4.8	Series 2003-1 Supplemental Indenture of Trust by and between Nelnet Education Loan Funding, Inc. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, authorizing the issuance of $1,030,000,000 Nelnet Education Loan Funding, Inc. Student Loan Asset-Backed Notes Series 2003-1, dated as of June 1, 2003. Incorporated by reference to Exhibit 4.8 to the registrant’s Form S-1 Registration Statement.

4.9	Option Agreement, dated as of January 24, 2002, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Hilario Arguinchona. Incorporated by reference to Exhibit 4.10 to the registrant’s Form S-1 Registration Statement.

4.10	Registration Rights Agreement, dated as of December 16, 2003, by and among Nelnet, Inc. and the shareholders of Nelnet, Inc. signatory thereto. Incorporated by reference to Exhibit 4.11 to the registrant’s Form S-1 Registration Statement.

4.11	Indenture of Trust among Nelnet Education Loan Funding, Inc. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and Eligible Lender Trustee, dated as of January 1, 2004. Incorporated by reference to Exhibit 4.11 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

4.12	Trust Agreement, dated as of April 1, 2001, among NELNET Student Loan Corporation-1, as Depositor, MELMAC LLC, as Depositor, NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.), as Administrator, The Chase Manhattan Bank, as Collateral Agent, Note Registrar and Note Paying Agent, and Wilmington Trust Company, as Trustee, Certificate Registrar and Certificate Paying Agent. Incorporated by reference to Exhibit 10.59 to the registrant’s Form S-1 Registration Statement.

Exhibit
No.	Description
4.13	Trust Agreement, dated as of December 1, 2001, among EMT Corp., as Depositor, NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.), as Administrator, JPMorgan Chase Bank, as Collateral Agent, Note Registrar and Note Paying Agent, and Wilmington Trust Company, as Trustee, Certificate Registrar and Certificate Paying Agent. Incorporated by reference to Exhibit 10.60 to the registrant’s Form S-1 Registration Statement.

4.14	Indenture of Trust among Nelnet Education Loan Funding, Inc. and Wells Fargo Bank, National Association, as Indenture Trustee and Eligible Lender Trustee, dated as of April 1, 2004. Incorporated by reference to Exhibit 4.14 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

4.15	Indenture of Trust, dated as of July 1, 2004, between Nelnet Student Loan Trust 2004-3 and Zions First National Bank, as eligible lender trustee and as indenture trustee. Incorporated by reference to Exhibit 4.15 to the registrant’s quarterly report for the period ended June 30, 2004, filed on Form 10-Q.

4.16	Indenture of Trust, dated as of September 1, 2004, between Nelnet Student Loan Trust 2004-4 and Zions First National Bank, as eligible lender trustee and as indenture trustee. Incorporated by reference to Exhibit 4.16 to the registrant’s quarterly report for the period ended September 30, 2004, filed on Form 10-Q.

4.17	Indenture of Trust, dated as of February 1, 2005, by and between Nelnet Student Loan Trust 2005-1 and Zions First National Bank, as Trustee and Eligible Lender Trustee. Incorporated by reference to Exhibit 4.17 to the registrant’s annual report for the year ended 2004, filed on Form 10-K.

4.18	Indenture of Trust, dated as of April 1, 2005, between Nelnet Student Loan Trust 2005-2 and Zions First National Bank, as trustee and as eligible lender trustee, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2002-2’s Current Report on Form 8-K filed on April 29, 2005 and incorporated herein by reference.

4.19	Indenture of Trust, dated as of July 1, 2005, between Nelnet Student Loan Trust 2005-3 and Zions First National Bank, as trustee and as eligible lender trustee, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2005-3’s Current Report on Form 8-K filed on August 1, 2005 and incorporated herein by reference.

4.20	Indenture of Trust by and between Nelnet Student Loan Trust 2005-4 and Zions First National Bank, dated as of November 1, 2005, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2005-4’s Current Report on Form 8-K filed on November 18, 2005 and incorporated herein by reference.

4.21	Indenture of Trust by and between Nelnet Student Loan Trust 2006-1 and Zions First National Bank, dated as of February 1, 2006, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2006-1’s Current Report on Form 8-K filed on February 24, 2006 and incorporated herein by reference.

4.22	Form of Nelnet, Inc. Senior Debt Securities Indenture. Incorporated by reference to Exhibit 4.1 to the registrant’s Amendment No. 1 to Form S-3 filed on May 12, 2005.

4.23	Indenture dated as of September 27, 2006 between Nelnet, Inc. and Deutsche Bank Trust Company Americas, filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on September 28, 2006 and incorporated by reference herein.

4.24	Supplemental Indenture dated as of September 27, 2006 between Nelnet, Inc. and Deutsche Bank Trust Company Americas, filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on September 28, 2006 and incorporated by reference herein.

4.25	Form of Junior Subordinated Hybrid Securities, filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on September 28, 2006 and incorporated by reference herein.

4.26	Indenture of Trust by and between Nelnet Student Loan Trust 2006-3 and Zions First National Bank, dated as of December 1, 2006, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2006-3’s Current Report on Form 8-K filed on December 8, 2006 and incorporated by reference herein.

4.27	Indenture of Trust by and between Nelnet Student Loan Trust 2006-2 and Zions First National Bank, dated as of May 1, 2006, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2006-2’s Current Report on Form 8-K filed on May 23, 2006 and incorporated by reference herein.

10.1	Agreement to Terminate Stockholders Agreement, dated as of August 4, 2003, by and among Nelnet Loan Services, Inc. (f/k/a UNIPAC Service Corporation) (subsequently renamed Nelnet, Inc.) and those stockholders party to the Stockholders Agreement dated as of March 2, 2000. Incorporated by reference to Exhibit 10.2 to the registrant’s Form S-1 Registration Statement.

10.2	Warehouse Note Purchase and Security Agreement among Nelnet Education Loan Funding, as Borrower, Wells Fargo Bank Minnesota, National Association, as Trustee, Wells Fargo Bank Minnesota, National Association, as Eligible Lender Trustee, Quincy Capital Corporation, as Bank of America Conduit Lender, Bank of America, N.A., as Bank of America Alternate Lender, Bank of America, N.A., as Bank of America Facility Agent, Gemini Securitization Corp., as Deutsche Bank Conduit Lender , Deutsche Bank AG, New York Branch, as Deutsche Bank Alternate Lender, Deutsche Bank AG, New York Branch, as Deutsche Bank Facility Agent, Barton Capital Corporation, as Societe Generale Conduit Lender, Societe Generale, as Societe Generale Alternate Lender, Societe Generale, as Societe Generale Facility Agent, and Bank of America, N.A., as Administrative Agent, dated as of May 1, 2003. Incorporated by reference to Exhibit 10.16 to the registrant’s Form S-1 Registration Statement.

10.3+	Employment Contract, dated as of May 1, 2001, by and between NHELP, Inc. and Richard H. Pierce. Incorporated by reference to Exhibit 10.26 to the registrant’s Form S-1 Registration Statement.

10.4	Marketing Expense Reimbursement Agreement, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.27 to the

Exhibit
No.	Description
registrant’s Form S-1 Registration Statement.

10.5	First Amendment of Marketing Expense Reimbursement Agreement, dated as of April 1, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (f/k/a National Education Loan Network, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.28 to the registrant’s Form S-1 Registration Statement.

10.6	Second Amendment of Marketing Expense Reimbursement Agreement, dated as of December 21, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (f/k/a National Education Loan Network, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.29 to the registrant’s Form S-1 Registration Statement.

10.7	Amended and Restated Participation Agreement, dated as of June 1, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.30 to the registrant’s Form S-1 Registration Statement.

10.8	First Amendment of Amended and Restated Participation Agreement, dated as of December 19, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.31 to the registrant’s Form S-1 Registration Statement.

10.9	Second Amendment of Amended and Restated Participation Agreement, dated as of December 1, 2002, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.32 to the registrant’s Form S-1 Registration Statement.

10.10	Alternative Loan Participation Agreement, dated as of June 29, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.33 to the registrant’s Form S-1 Registration Statement.

10.11	Amended and Restated Agreement, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.34 to the registrant’s Form S-1 Registration Statement.

10.12	Guaranteed Purchase Agreement, dated as of March 19, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.36 to the registrant’s Form S-1 Registration Statement.

10.13	First Amendment of Guaranteed Purchase Agreement, dated as of February 1, 2002, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.37 to the registrant’s Form S-1 Registration Statement.

10.14	Second Amendment of Guaranteed Purchase Agreement, dated as of December 1, 2002, by and between Nelnet, Inc. (f/k/a/ NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.38 to the registrant’s Form S-1 Registration Statement.

10.15	Agreement For Use of Revolving Purchase Facility, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.78 to the registrant’s Form S-1 Registration Statement.

10.16+	Nelnet, Inc. Executive Officers’ Bonus Plan. Incorporated by reference to Exhibit 10.79 to the registrant’s Form S-1 Registration Statement.

10.17+	Share Retention Policy. Incorporated by reference to Exhibit 10.83 to the registrant’s Form S-1 Registration Statement.

10.18+	Nelnet, Inc. Restricted Stock Plan. Incorporated by reference to Exhibit 4.12 to the registrant’s Form S-1 Registration Statement.

10.19+	Nelnet, Inc. Directors Stock Compensation Plan. Incorporated by reference to Exhibit 4.13 to the registrant’s Form S-1 Registration Statement.

10.20+	Nelnet, Inc. Employee Share Purchase Plan. Incorporated by reference to Exhibit 4.14 to the registrant’s Form S-1 Registration Statement.

10.21	Guaranty Agreement, by and among Charter Account Systems, Inc., ClassCredit, Inc., EFS, Inc., EFS Services, Inc., GuaranTec LLP, Idaho Financial Associates, Inc., InTuition, Inc., National Higher Educational Loan Program, Inc., Nelnet Canada, Inc., Nelnet Corporation (subsequently renamed Nelnet Corporate Services, Inc.), Nelnet Guarantee Services, Inc., Nelnet Marketing Solutions, Inc., Student Partner Services, Inc., UFS Securities, LLC and Shockley Financial Corp., dated as of September 25, 2003. Incorporated by reference to Exhibit 10.86 to the registrant’s Form S-1 Registration Statement.

10.22	Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Bank of America, N.A., dated as of June 25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003. Incorporated by reference to Exhibit 10.90 to the registrant’s Form S-1 Registration Statement.

10.23	Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Deutsche Bank AG, New York Branch, dated as of June 25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003. Incorporated by reference to Exhibit 10.91 to the registrant’s Form S-1 Registration Statement.

10.24	Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Societe Generale, dated as of June 25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003. Incorporated by reference to Exhibit 10.92 to the registrant’s Form S-1 Registration Statement.

10.25	Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and

Exhibit
No.	Description
Standby Student Loan Purchase Agreements, dated effective October 21, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A. Incorporated by reference to Exhibit 10.94 to the registrant’s Form S-1 Registration Statement.

10.26	Letter Agreement between Nelnet Education Loan Funding, Inc. and Deutsche Bank AG, dated as of February 20, 2004. Incorporated by reference to Exhibit 10.56 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

10.27	Letter Agreement between Nelnet Education Loan Funding, Inc. and Bank of America, N.A., dated as of February 20, 2004. Incorporated by reference to Exhibit 10.57 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

10.28	Letter Agreement between Nelnet Education Loan Funding, Inc. and Societe Generale, dated as of February 20, 2004. Incorporated by reference to Exhibit 10.58 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

10.29	Operating Agreement for Premiere Credit of North America, LLC among Nelnet, Inc., Todd J. Wolfe, David A. Hoeft, and Tina D. Mercer, dated as of January 28, 2004. Incorporated by reference to Exhibit 10.60 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

10.30	Third Amendment to Amended and Restated Participation Agreement between National Education Loan Network, Inc. and Union Bank and Trust Company, dated as of February 5, 2004. Incorporated by reference to Exhibit 10.61 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

10.31	February 2004 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements and Standby Student Loan Purchase Agreements, dated as of February 20, 2004, among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A. Incorporated by reference to Exhibit 10.62 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

10.32	Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby Student Loan Purchase Agreements, dated effective November 20, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A. Incorporated by reference to Exhibit 10.63 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

10.33	Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby Student Loan Purchase Agreements, dated effective December 19, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A. Incorporated by reference to Exhibit 10.64 to the registrant’s annual report for the year ended 2003, filed on Form 10-K.

10.34	April 2004 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby Purchase Agreements, dated effective April 15, 2004, among Bank of America, N.A., Nelnet Education Loan Funding, Inc., National Education Loan Network, Inc, Nelnet, Inc., and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.67 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.35	Loan Sale and Commitment Agreement among Union Bank and Trust Company and Student Loan Acquisition Authority of Arizona, dated as of April 1, 2002, relating to student loan sale terms. Incorporated by reference to Exhibit 10.68 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.36	Letter Agreement among National Education Loan Network, Inc., Student Loan Acquisition Authority of Arizona, LLC, and Union Bank and Trust Company, dated as of April 19, 2004, relating to student loan sale terms. Incorporated by reference to Exhibit 10.69 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.37	Agreement to Extend Termination Date for the Warehouse Note Purchase and Security Agreement, dated as of May 1, 2004, among Nelnet Education Loan Funding, Inc., Bank of America, N.A., Deutsche Bank AG, New York Branch, and Societe Generale. Incorporated by reference to Exhibit 10.71 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.38	Stock Purchase Agreement, dated as of April 5, 2004, between National Education Loan Network, Inc. and infiNET Integrated Solutions, Inc. Incorporated by reference to Exhibit 10.72 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.39	Line of Credit Agreement dated as of June 15, 2004, between National Education Loan Network, Inc. and Premiere Credit of North America, LLC. Incorporated by reference to Exhibit 10.76 to the registrant’s quarterly report for the period ended June 30, 2004, filed on Form 10-Q.

10.40	Promissory Note dated as of June 15, 2004, and executed by Premiere Credit of North America, LLC, in favor of National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.77 to the registrant’s quarterly report for the period ended June 30, 2004, filed on Form 10-Q.

10.41	Security Agreement dated as of June 15, 2004, between National Education Loan Network, Inc. and Premiere Credit of North America, LLC. Incorporated by reference to Exhibit 10.78 to the registrant’s quarterly report for the period ended June 30, 2004, filed on Form 10-Q.

10.42	Real Estate Mortgage dated as of June 15, 2004, and executed by Premiere Credit of North America, LLC, in favor of National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.79 to the registrant’s

Exhibit
No.	Description
quarterly report for the period ended June 30, 2004, filed on Form 10-Q.

10.43	Amendment of Agreements dated as of February 4, 2005, by and between National Education Loan Network, Inc. and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 10, 2005.

10.44	Aircraft Management Agreement, dated as of September 30, 2004, by and among Nelnet Corporate Services, Inc., Duncan Aviation, Inc., and Union Financial Services, Inc. Incorporated by reference to Exhibit 10.67 to the registrant’s annual report for the year ended 2004, filed on Form 10-K.

10.45	Aircraft Joint Ownership Agreement, dated as of September 30, 2004, by and between Nelnet Corporate Services, Inc. and Union Financial Services, Inc. Incorporated by reference to Exhibit 10.68 to the registrant’s annual report for the year ended 2004, filed on Form 10-K.

10.46	Aircraft Sales Agreement, dated as of October 1, 2004, by and among Nelnet Corporate Services, Inc., Union Financial Services, Inc., and Mobek Investments, LLC. Incorporated by reference to Exhibit 10.69 to the registrant’s annual report for the year ended 2004, filed on Form 10-K.

10.47+	Amended Nelnet, Inc. Executive Officers’ Bonus Plan. Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report for the period ended March 31, 2005, filed on Form 10-Q.

10.48+	Amended Nelnet, Inc. Employee Share Purchase Plan. Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report for the period ended March 31, 2005, filed on Form 10-Q.

10.49+	Summary of Named Executive Officer Compensation for 2005. Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report for the period ended March 31, 2005, filed on Form 10-Q.

10.50+	Summary of Non-Employee Director Compensation for 2005. Incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report for the period ended March 31, 2005, filed on Form 10-Q.

10.51	Amendment of Agreements dated as of February 4, 2005, by and between Union Bank and Trust Company and National Education Loan Network, Inc., filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 10, 2005 and incorporated herein by reference.

10.52+	Amended Nelnet, Inc. Employee Share Purchase Plan. Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report for the period ended September 30, 2005, filed on Form 10-Q.

10.53	Credit Agreement dated August 19, 2005, among Nelnet, Inc., JPMorgan Chase Bank, N.A. individually and as Administrative Agent, Citibank, N.A. individually and as Syndication Agent and various lender parties thereto, filed as Exhibit 99.1 to Nelnet, Inc.’s Current Report on Form 8-K filed on August 25, 2005 and incorporated herein by reference.

10.54+	Summary of Named Executive Officer Compensation for 2006. Incorporated by reference to Exhibit 10.78 to the registrants annual report for the year ended December 31, 2005, filed on Form 10-K.

10.55+	Summary of Non-Employee Director Compensation for 2006. Incorporated by reference to Exhibit 10.79 to the registrants annual report for the year ended December 31, 2005, filed on Form 10-K.

10.56+	Amended Nelnet, Inc. Directors Stock Compensation Plan. Incorporated by reference to Exhibit 10.80 to the registrants annual report for the year ended December 31, 2005, filed on Form 10-K.

10.57+	Amended Nelnet, Inc. Restricted Stock Plan. Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report for the period ended June 30, 2006, filed on Form 10Q.

10.58	Agreement of Purchase and Sale dated as of May 25, 2006 between Mad Dog Guest Ranch LLC and Nelnet, Inc., filed as Exhibit 10.1 to Nelnet, Inc.’s Current Report on Form 8-K filed on June 1, 2006 and incorporated herein by reference.

10.59	Replacement Capital Covenant of Nelnet, Inc. dated September 27, 2006, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 28, 2006 and incorporated by reference herein.

10.60	Amendment to Agreement of Purchase and Sale dated as of September 25, 2006 between Mad Dog Guest Ranch LLC and Nelnet, Inc. filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.61	Office Building Lease dated June 21, 1996 between Miller & Paine and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.62	Amendment to Office Building Lease dated June 11, 1997 between Miller & Paine and Union Bank and Trust Company, filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.63	Lease Amendment Number Two dated February 8, 2001 between Miller & Paine and Union Bank and Trust Company, filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.64	Lease Amendment Number Three dated May 23, 2005 between Miller & Paine, LLC and Union Bank and Trust Company, filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.65	Lease Agreement dated May 20, 2005 between Miller & Paine, LLC and Union Bank and Trust Company, filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.66	Office Sublease dated April 30, 2001 between Union Bank and Trust Company and Nelnet, Inc., filed as Exhibit

Exhibit
No.	Description
10.8 to the registrant’s Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.67+	Executive Officers Bonus Plan as amended, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference.

10.68	Settlement Agreement dated January 19, 2007 between Nelnet, Inc. and the United States Department of Education, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 19, 2007 and incorporated herein by reference.

10.69	Commercial Paper Dealer Agreement between Nelnet, Inc. and Banc of America Securities LLC. dated as of December 29, 2006, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 30, 2007 and incorporated herein by reference.

10.70	Commercial Paper Issuing and Paying Agent Agreement between Nelnet, Inc. and Deutsche Bank Trust Company Americas dated as of December 29, 2006, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on January 30, 2007 and incorporated herein by reference.

10.71	Commercial Paper Dealer Agreement between Nelnet, Inc. and SunTrust Capital Markets, Inc. dated as of December 29, 2006, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 30, 2007 and incorporated herein by reference.

10.72+*	Nelnet, Inc. Amended Share Retention Policy.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

14.1	Nelnet, Inc. Code of Ethics. Incorporated by reference to Exhibit 14.1 to the registrant’s annual report for the year ended 2004, filed on Form 10-K.

14.2	Nelnet Education Loan Funding, Inc. Code of Ethics. Incorporated by reference to Exhibit 14.2 to the registrant’s annual report for the year ended 2004, filed on Form 10-K.

21.1*	Subsidiaries of Nelnet, Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Co-Chief Executive Officer Michael S. Dunlap.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Co-Chief Executive Officer Stephen F. Butterfield.

31.3*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

32.**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Response of Nelnet, Inc. to Final Audit Report, Special Allowance Payments to Nelnet for Loans Funded by Tax-Exempt Obligations.

*	Filed herewith

**	Furnished herewith

+	Indicates a compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 1, 2007

NELNET, INC.
By:	/s/ MICHAEL S. DUNLAP
Name:	Michael S. Dunlap
Title:	Chairman and Co-Chief Executive Officer (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date
/s/ MICHAEL S. DUNLAP Michael S. Dunlap	Chairman and Co-Chief Executive Officer (Co-Principal Executive Officer)	March 1, 2007

/s/ STEPHEN F. BUTTERFIELD Stephen F. Butterfield	Vice Chairman and Co-Chief Executive Officer (Co-Principal Executive Officer)	March 1, 2007

/s/ TERRY J. HEIMES Terry J. Heimes	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2007

/s/ DON R. BOUC Don R. Bouc	Director	March 1, 2007

/s/ JAMES P. ABEL James P. Abel	Director	March 1, 2007

/s/ THOMAS E. HENNING Thomas E. Henning	Director	March 1, 2007

/s/ ARTURO MORENO Arturo Moreno	Director	March 1, 2007

/s/ BRIAN J. O’CONNOR Brian J. O’Connor	Director	March 1, 2007

/s/ MICHAEL REARDON Michael Reardon	Director	March 1, 2007

/s/ JAMES H. VANHORN James H. VanHorn	Director	March 1, 2007

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Nelnet, Inc.:
We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nelnet, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nelnet, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Lincoln, Nebraska
March 1, 2007

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
	(Dollars in thousands, except share data)
Assets:
Student loans receivable (net of allowance for loan losses of $26,003 in 2006 and $13,390 in 2005)	$23,789,552	20,260,807
Cash and cash equivalents:
Cash and cash equivalents — not held at a related party	38,705	49,863
Cash and cash equivalents — held at a related party	67,381	53,787

Total cash and cash equivalents	106,086	103,650
Restricted cash	1,388,719	1,228,570
Restricted investments	129,132	160,479
Restricted cash — due to customers	153,557	153,098
Accrued interest receivable	503,365	394,630
Accounts receivable, net	64,859	36,331
Goodwill	191,420	99,535
Intangible assets, net	162,994	153,117
Property and equipment, net	67,924	36,750
Other assets	93,166	88,889
Fair value of derivative instruments	146,099	82,837

Total assets	$26,796,873	22,798,693

Liabilities:
Bonds and notes payable	$25,562,119	21,673,620
Accrued interest payable	120,211	94,281
Other liabilities	261,163	227,505
Due to customers	153,557	153,098
Fair value of derivative instruments	27,973	71

Total liabilities	26,125,023	22,148,575

Minority interest	—	626

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 39,035,169 shares in 2006 and 40,040,841 shares in 2005	390	400
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 13,505,812 shares in 2006 and 13,962,954 shares in 2005	135	140
Additional paid-in capital	182,846	220,432
Retained earnings	496,341	428,186
Unearned compensation	(5,168)	(86)
Employee notes receivable	(2,825)	—
Accumulated other comprehensive income, net of taxes	131	420

Total shareholders’ equity	671,850	649,492

Commitments and contingencies

Total liabilities and shareholders’ equity	$26,796,873	22,798,693

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$1,455,715	904,949	635,014
Investment interest	94,151	44,259	17,762

Total interest income	1,549,866	949,208	652,776

Interest expense:
Interest on bonds and notes payable	1,241,174	620,111	254,610

Net interest income	308,692	329,097	398,166
Less provision (recovery) for loan losses	15,308	7,030	(529)

Net interest income after provision (recovery) for loan losses	293,384	322,067	398,695

Other income:
Loan and guaranty servicing income	190,563	152,493	100,130
Other fee-based income	102,318	35,641	7,027
Software services income	15,890	9,169	8,051
Other income	23,360	7,659	9,321
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	(7,643)	79,219	(46,058)

Total other income	324,488	284,181	78,471

Operating expenses:
Salaries and benefits	246,116	172,732	133,667
Other operating expenses:
Depreciation and amortization	41,300	23,950	19,399
Advertising and marketing	39,917	15,218	9,677
Professional and other services	32,442	23,903	15,067
Impairment expense	31,090	—	—
Occupancy and communications	25,824	18,824	12,817
Postage and distribution	23,554	18,730	13,235
Trustee and other debt related fees	11,802	9,714	10,291
Other	58,958	39,232	28,598

Total other operating expenses	264,887	149,571	109,084

Total operating expenses	511,003	322,303	242,751

Income before income taxes and minority interest	106,869	283,945	234,415
Income tax expense	38,472	102,220	85,236

Income before minority interest	68,397	181,725	149,179
Minority interest in subsidiary income	(242)	(603)	—

Net income	$68,155	181,122	149,179

Earnings per share, basic and diluted	$1.27	3.37	2.78

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2006, 2005, and 2004

											Accumulated
	Preferred				Class A	Class B	Additional			Employee	other	Total
	stock	Common stock shares		Preferred	common	common	paid-in	Retained	Unearned	notes	comprehensive	shareholders’
	shares	Class A	Class B	stock	stock	stock	capital	earnings	compensation	receivable	income	equity
	(Dollars in thousands, except share data)
Balance as of December 31, 2003	—	39,601,834	14,023,454	$—	396	140	206,831	97,885	—	—	237	305,489

Comprehensive income:
Net income	—	—	—	—	—	—	—	149,179	—	—	—	149,179
Other comprehensive income related to cash flow hedge, net of tax	—	—	—	—	—	—	—	—	—	—	499	499

Total comprehensive income												149,678
Issuance of common stock, net of forfeitures	—	45,203	—	—	1	—	1,084	—	(101)	—	—	984
Compensation expense for stock based awards	—	—	—	—	—	—	—	—	24	—	—	24
Conversion of common stock	—	40,000	(40,000)	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2004	—	39,687,037	13,983,454	—	397	140	207,915	247,064	(77)	—	736	456,175

Comprehensive income:
Net income	—	—	—	—	—	—	—	181,122	—	—	—	181,122
Other comprehensive income:
Cash flow hedge, net of tax	—	—	—	—	—	—	—	—	—	—	(736)	(736)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	420	420

Total comprehensive income												180,806
Issuance of common stock, net of forfeitures	—	333,304	—	—	3	—	12,517	—	(72)	—	—	12,448
Compensation expense for stock based awards	—	—	—	—	—	—	—	—	63	—	—	63
Conversion of common stock	—	20,500	(20,500)	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2005	—	40,040,841	13,962,954	—	400	140	220,432	428,186	(86)	—	420	649,492

Comprehensive income:
Net income	—	—	—	—	—	—	—	68,155	—	—	—	68,155
Other comprehensive income related to foreign currency translation	—	—	—	—	—	—	—	—	—	—	(98)	(98)

Total comprehensive income												68,057
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	—	—	—	—	—	(191)	(191)
Issuance of common stock, net of forfeitures	—	477,386	—	—	4	—	24,784	—	(7,267)	—	—	17,521
Compensation expense for stock based awards	—	—	—	—	—	—	—	—	2,185	—	—	2,185
Repurchase of common stock	—	(1,940,200)	—	—	(19)	—	(62,370)	—	—	—	—	(62,389)
Conversion of common stock	—	457,142	(457,142)	—	5	(5)	—	—	—	—	—	—
Loans to employees for purchases of common stock	—	—	—	—	—	—	—	—	—	(2,825)	—	(2,825)

Balance as of December 31, 2006	—	39,035,169	13,505,812	$—	390	135	182,846	496,341	(5,168)	(2,825)	131	671,850

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(Dollars in thousands)
Net income	$68,155	181,122	149,179
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization, including amortization of loan premiums and deferred origination costs	169,066	109,077	96,725
Derivative market value adjustment	(43,941)	(95,854)	11,918
Foreign currency transaction adjustment	70,374	—	—
Change in value of put options issued in business acquisitions	4,640	(373)	—
Proceeds from sale of floor contracts	8,580	—	—
Gain on sale of student loans	(15,886)	—	—
Non-cash compensation expense	2,495	1,810	696
Income from equity method investments	(536)	(1,637)	(958)
Gain on sale of fixed asset	—	—	(3,037)
Deferred income tax expense (benefit)	(6,380)	46,507	11,781
Impairment expense	31,090	—	—
Provision (recovery) for loan losses	15,308	7,030	(529)
Other non-cash items	480	631	89
Increase in accrued interest receivable	(108,735)	(126,202)	(50,392)
Decrease (increase) in accounts receivable	(16,858)	(3,336)	1,332
Decrease (increase) in other assets	9,176	(3,532)	20,127
Increase in accrued interest payable	25,930	42,724	28,488
Increase (decrease) in other liabilities	2,284	1,141	(24,337)

Net cash provided by operating activities	215,242	159,108	241,082

Cash flows from investing activities, net of business acquisitions:
Originations, purchases, and consolidations of student loans, including loan premiums and deferred origination costs	(6,276,416)	(6,716,276)	(3,485,907)
Purchases of student loans, including loan premiums, from a related party	(588,564)	(1,102,699)	(671,396)
Net proceeds from student loan repayments, claims, capitalized interest, and other	2,446,126	1,857,260	1,223,184
Proceeds from sale of student loans	782,124	—	—
Proceeds from sale of fixed asset	—	—	3,573
Purchases of property and equipment, net	(51,945)	(19,195)	(16,456)
Decrease (increase) in restricted cash	(160,149)	(383,308)	61
Purchases of restricted investments	(765,817)	(878,089)	(954,489)
Proceeds from maturities of restricted investments	797,164	999,439	853,348
Purchase of equity method investments	—	—	(10,110)
Distributions from equity method investments	149	625	970
Purchase of loan origination rights	—	(9,280)	(7,899)
Consideration paid to expand customer relationships	—	(41,282)	—
Business acquisitions, net of cash acquired	(100,531)	(225,991)	(17,876)

Net cash used in investing activities	(3,917,859)	(6,518,796)	(3,082,997)

Cash flows from financing activities:
Payments on bonds and notes payable	(5,071,626)	(460,885)	(3,536,093)
Proceeds from issuance of bonds and notes payable	8,751,908	6,905,000	6,234,813
Proceeds from issuance of notes payable due to a related party, net	108,089	—	—
Payments of debt issuance costs	(19,907)	(22,002)	(15,375)
Proceeds from issuance of common stock	1,645	961	312
Loans to employees for purchases of common stock	(2,825)	—	—
Repurchases of common stock	(62,389)	—	—

Net cash provided by financing activities	3,704,895	6,423,074	2,683,657

Effect of exchange rate fluctuations on cash	158	275	(176)

Net increase (decrease) in cash and cash equivalents	2,436	63,661	(158,434)

Cash and cash equivalents, beginning of year	103,650	39,989	198,423

Cash and cash equivalents, end of year	$106,086	103,650	39,989

Supplemental disclosures of cash flow information:
Interest paid	$1,160,482	558,893	216,275

Income taxes paid, net of refunds	$51,834	57,469	60,117

Supplemental disclosures of noncash financing activities:
Note payable assumed in connection with purchase of property	$5,134	—	—

Supplemental disclosures of noncash operating, investing, and financing activities regarding business acquisitions and the Company’s cash flow hedge are contained in notes 4 and 8, respectively.
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Description of Business
Nelnet, Inc. and its subsidiaries (“Nelnet” or the “Company”) is an education planning and financing company focused on providing quality products and services to students, families, and schools nationwide. The Company ranks among the nation’s leaders in terms of total student loan assets originated, consolidated, held, and serviced, principally consisting of loans originated under the Federal Family Education Loan Program (“FFELP” or “FFEL Program”). The Company offers a broad range of pre-college, in-college, and post-college products and services to students, families, schools, and financial institutions. These products and services help students and families plan and pay for their educations and students plan their careers. The Company’s products and services are designed to simplify the education planning and financing process and are focused on providing value to students, families, and schools throughout the education life cycle. In recent years, the Company’s acquisitions have enhanced its position as a vertically-integrated industry leader. Management believes these acquisitions allow the Company to expand products and services delivered to customers and further diversify revenue and asset generation streams.
The Company is a vertically integrated education finance organization that has five operating segments as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), as follows: Asset Generation and Management, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services and List Management, and Software and Technical Services. See note 17 for additional information on the Company’s segment reporting.
•	Asset Generation and Management. The Asset Generation and Management segment includes the acquisition, management, and ownership of the Company’s student loan assets. The Company’s asset management business is its largest product and service offering and drives the majority of its earnings. The Company owns a large portfolio of student loan assets through a series of education lending subsidiaries. The Company obtains loans through direct origination or through acquisition of loans. The education lending subsidiaries primarily invest in student loans, through an eligible lender trustee, made under Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”). Certain subsidiaries also invest in non-federally insured student loans.

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
•	Student Loan and Guaranty Servicing. The Company services its student loan portfolio and the portfolios of third parties. The Company also provides servicing and support outsourcing for guaranty agencies. Servicing activities include application processing, underwriting, disbursement of funds, customer service, account maintenance, federal reporting and billing collections, payment processing, default aversion, claim filing, and recovery/collection services. These activities are performed internally for the Company’s portfolio in addition to generating fee revenue when performed for third-party clients. In December 2004, the Company purchased EDULINX Canada Corporation (“EDULINX”). EDULINX is a Canadian corporation that services student loans in Canada. The following table summarizes the Company’s loan servicing volumes as of December 31, 2006:

	Company	Third party	Total
	(dollars in millions)
FFELP and private loans	$21,869	8,725	30,594
Canadian loans (in U.S. $)	—	9,043	9,043

Total	$21,869	17,768	39,637

•	Tuition Payment Processing and Campus Commerce. The Company’s Tuition Payment Processing and Campus Commerce segment provides products and services to help institutions and education seeking families manage the payment of education costs during the pre-college and college stages of the education life cycle. The Company provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to K-12 and post-secondary educational institutions, families, and students. In addition, the Company provides financial needs analysis for students applying for aid in private and parochial K-12 schools. This segment also provides customer-focused electronic transactions, information sharing, and account and bill presentment to educational institutions.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
•	Enrollment Services and List Management. The Company’s Enrollment Services and List Management segment provides products and services to help institutions and education seeking families during primarily the pre-college phase of the education life cycle. The Company provides a wide range of direct marketing products and services to help schools and businesses reach the middle school, high school, college bound high school, college, and young adult market places. This segment also offers enrollment products and services that are focused on helping i) education seeking families plan for and prepare for college and ii) colleges recruit and retain students.

•	Software and Technical Services. The Company uses internally developed student loan servicing software and also provides this software to third-party student loan holders and servicers. The Company also provides information technology products and services, with core areas of business in student loan software solutions for schools, lenders, and guarantors; technical consulting services; and enterprise content management.
2. Summary of Significant Accounting Policies and Practices
Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year presentation.
The Company’s education lending subsidiaries under the Asset Generation and Management operating segment are engaged in the securitization of education finance assets. These education lending subsidiaries hold beneficial interests in eligible loans, subject to creditors with specific interests. The liabilities of the Company’s education lending subsidiaries are not the obligations of Nelnet, Inc. or any of its other subsidiaries and cannot be consolidated in the event of bankruptcy. The transfers of student loans to the eligible lender trusts do not qualify as sales under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as the trusts continue to be under the effective control of the Company. Accordingly, all the financial activities and related assets and liabilities, including debt, of the securitizations are reflected in the Company’s consolidated financial statements.
The entities accounted for under the equity method and the Company’s ownership percentages are summarized below:

	As of December 31,
	2006	2005	2004
Premiere Credit of North America, LLC	50%	50%	50%
infiNET Integrated Solutions, Inc.	—	50	50
5280 Solutions, Inc.	—	—	50
FirstMark Services, LLC	—	—	50
As of December 31, 2006 and 2005, other assets in the accompanying consolidated balance sheets include $5.7 million and $10.3 million, respectively, of investment in the entities accounted for under the equity method. Included in these balances is $2.3 million and $5.6 million of excess cost that is not being amortized as of December 31, 2006 and 2005, respectively. The Company would recognize a loss on this excess cost if there was a loss in value of any equity method investment that is other than a temporary decline. For the years ended December 31, 2006, 2005, and 2004, income from the equity method investments of $0.5 million, $1.6 million, and $1.0 million, respectively, is included in other income in the accompanying consolidated statements of income.
On November 8, 2005, the Company purchased the remaining 50% interest in 5280 Solutions, Inc. and FirstMark Services, LLC. On February 17, 2006, the Company purchased the remaining 50% interest in infiNET Integrated Solutions, Inc. These acquisitions were accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the effective date of these acquisitions. See note 4 for additional information on these acquisitions.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results could differ from those estimates.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Student Loans Receivable
Investments in student loans, including unamortized premiums and deferred origination costs, are recorded at amortized cost, net of the allowance for loan losses. Student loans consist of federally insured student loans, non-federally insured student loans, and student loan participations. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and, therefore, carried at amortized cost. Any loans held for sale are carried at the lower of cost or fair value. As of December 31, 2006, 2005, and 2004, no loans were held for sale.
Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of probable losses on student loans. This evaluation process is subject to numerous estimates and judgments. The Company evaluates the adequacy of the allowance for loan losses on its federally insured loan portfolio separately from its non-federally insured loan portfolio.
The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company’s loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government currently guarantees 97% of the principal of and the interest on federally insured student loans disbursed on and after July 1, 2006 (and 98% for those loans disbursed prior to July 1, 2006), which limits the Company’s loss exposure on the outstanding balance of the Company’s federally insured portfolio. Also, in accordance with the Student Loan Reform Act of 1993, student loans disbursed prior to October 1, 1993 are fully insured.
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
Pursuant to the terms of the Higher Education Act, the FFEL Program is periodically amended, and the Higher Education Act is generally reauthorized by Congress every five to six years in order to prevent sunset of that Act. Historically, the United States Congress makes changes to the provisions of the Higher Education Act during the reauthorization process. On February 8, 2006, the Higher Education Reconciliation Act (“HERA”) of 2005 was enacted into law. HERA effectively reauthorized the Title IV provisions of the FFEL Program through 2012. One of the provisions of HERA was to lower the guaranty rates on FFELP loans, including a decrease in insurance and reinsurance on portfolios receiving the benefit of Exceptional Performance designation by 1%, from 100% to 99% of principal and accrued interest (effective July 1, 2006), and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by 1%, from 98% to 97% of principal and accrued interest (effective for all loans first disbursed on and after July 1, 2006). In February 2006, as a result of the change in these legislative provisions, the Company recorded an expense of $6.9 million to increase the Company’s allowance for loan losses.
Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are eligible for the 99% reimbursement. The Company is entitled to receive this benefit as long as it and/or its service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. In addition, service providers must apply for redesignation as an Exceptional Performer with the Department on an annual basis.
In June 2006, the Company submitted its application for Exceptional Performer redesignation to the Department to continue receiving reimbursements at the 99% level for the 12-month period from June 1, 2006 through May 31, 2007. As of March 1, 2007, the Department has not notified the Company of its redesignation. Until the Department confirms or denies the Company’s application for renewal, the Company continues to receive the benefit of Exceptional Performer designation. It is the opinion of the Company’s management, based on information currently known, that there is no reason to believe the Company’s application will be rejected. If the Department rejected the Company’s application for Exceptional Performer status, the Company would have to establish a provision for loan losses related to the risk sharing on those loans that the Company services internally.
As of December 31, 2006, more than 99% of the Company’s federally insured loans were serviced by providers designated as Exceptional Performers. Of this portion, the Company serviced approximately 94% and third parties serviced approximately 6%. If the Company or a third party servicer were to lose its Exceptional Performance designation, either by the Department discontinuing the

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
program or the Company or third party servicer not meeting the required servicing standards or failing to get re-designated during the annual application process, loans serviced by the Company or such third party would become subject to the applicable risk sharing for all claims submitted.
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
Restricted Cash – Due to Customers
As a servicer of student loans, the Company collects student loan remittances and subsequently disburses these remittances to the appropriate lending entities. In addition, the Company requests funding from lenders and subsequently disburses loan funds to borrowers and schools on behalf of borrowers. The Company also collects tuition payments and subsequently remits these payments to the appropriate schools. Cash collected for customers and the related liability are included in the accompanying consolidated balance sheets. Interest income earned, net of service charges, by the Company on this cash for the years ended December 31, 2006, 2005, and 2004 was $11.5 million, $5.4 million, and $1.0 million, respectively.
Accounts Receivable
Accounts receivable are presented at their net realizable values, which includes allowances for doubtful accounts. Allowance estimates are based upon individual customer experience, as well as age of receivables and likelihood of collection.
Goodwill and Intangible Assets
The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, pursuant to which goodwill and intangible assets with indefinite lives are not amortized but must be tested for impairment annually or more frequently if an event indicates that the asset(s) might be impaired. Goodwill is tested for impairment using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. The Company recognizes an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. The Company uses discounted cash flows to establish fair values. When available and as appropriate, the Company uses comparative market multiples to corroborate discounted cash flow results. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required. Intangible assets with finite lives are amortized over their estimated lives. Such assets are amortized using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset is consumed or otherwise used up. If that pattern cannot be reliably determined, the Company uses a straight-line amortization method.
The Company uses estimates to determine the fair value of acquired assets to allocate the purchase price to acquired intangible assets. Such estimates are generally based on estimated future cash flows or cost savings associated with particular assets and are discounted to a present value using an appropriate discount rate. The estimates of future cash flows associated with intangible assets are generally prepared using a cost savings method, a lost income method, or an excess return method, as appropriate. In utilizing such methods, management must make certain assumptions about the amount and timing of estimated future cash flows and other economic benefits from the assets, the remaining economic useful life of the assets, and general economic factors concerning the selection of an

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
appropriate discount rate. The Company may also use replacement cost or market comparison approaches to estimating fair value if such methods are determined to be more appropriate.
Property and Equipment
Property and equipment are carried at cost, net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred, and major improvements, including leasehold improvements, are capitalized. Gains and losses from the sale of property and equipment are included in determining net income. The Company uses accelerated and straight-line methods for recording depreciation and amortization. Accelerated methods are used for certain equipment and software when this method is believed to provide a better matching of income and expenses. Leasehold improvements are amortized over the lesser of their useful life or the related lease period.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, such as property and equipment, and purchased intangibles subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.
Software Developed or Obtained for Internal-Use
Direct development costs associated with internal-use software are capitalized, including external direct costs of services and internal payroll costs for employees devoting time to the software projects. These costs are included in property and equipment and are amortized over the expected future period of benefit beginning when the asset is placed into service. During the years ended December 31, 2006, 2005, and 2004 the Company capitalized $17.2 million, $5.8 million, and $4.3 million, respectively, in costs related to internal-use software development. Amortization of internal-use software was $1.6 million, $0.9 million, and $0.5 million during the years ended December 31, 2006, 2005, and 2004, respectively.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The Company also pays the Department an annual 105 basis point rebate fee on Consolidation loans. These rebate fees are netted against loan interest income.
Loan and Guaranty Servicing Income – Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value or number of loans serviced for each customer. Guaranty servicing fees are calculated based on the number of loans serviced or amounts collected. Revenue is recognized when earned pursuant to applicable agreements, and when ultimate collection is assured.
Other Fee-Based Income – Other fee-based income primarily consists of the following items:
•	Borrower late fee income — Borrower late fee income earned by the education lending subsidiaries is recognized when payments are collected from the borrower.

•	Payment management services — Fees for payment management services are recognized over the period in which services are provided to customers.

•	List and print product sales — Revenue from the sale of lists and print products is generally earned and recognized, net of estimated returns, upon shipment or delivery.

•	Subscription-based products and services — Revenues from sales of subscription-based products and services are recognized ratably over the term of the subscription. Subscription revenue received or receivable in advance of the delivery of services is included in deferred revenue.
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
Minority Interest
Minority interest reflects the proportionate share of shareholders’ equity and net income attributable to the minority shareholders of FACTS Management Co. (“FACTS”). In February 2006, the Company purchased the remaining minority interest of FACTS.
Derivative Accounting
The Company accounts for its derivatives, which include interest rate swaps, basis swaps, interest rate floor contracts, and cross-currency interest rate swaps, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 133”). SFAS No. 133 requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. The Company determines the fair value for its derivative contracts using either (i) pricing models that consider current market conditions and the contractual terms of the derivative contract or (ii) counterparty valuations. These factors include interest rates, time value, forward interest rate curve, and volatility factors, as well as foreign exchange rates. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, with the exception of one interest rate swap that expired in September 2005, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of derivative instruments that do not qualify for hedge accounting are reported in current period earnings. Net settlements on derivatives that do not qualify as hedges under SFAS No. 133 are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Foreign Currency
The Company’s foreign subsidiary, EDULINX, uses the Canadian dollar as its functional currency. The assets and liabilities of EDULINX are translated to U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Translation gains or losses are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. EDULINX was purchased in December 2004, thus, the translation gain was insignificant for the year ended December 31, 2004.
During 2006, the Company issued Euro-denominated bonds. Transaction gains and losses resulting from exchange rate changes when re-measuring these bonds to U.S. dollars at the balance sheet date are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of income.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Income tax expense includes deferred tax expense, which represents the net change in the deferred tax asset or liability balance during the year, plus any change made in the valuation allowance, and current tax expense, which represents the amount of tax currently payable to or receivable from a tax authority plus amounts for expected tax deficiencies (including both tax and interest).
Earnings Per Share
The basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the periods presented. The weighted average number of shares for the years ended December 31, 2006, 2005, and 2004 were 53,593,056, 53,761,727, and 53,648,605, respectively. Nelnet had no common stock equivalents and no potentially dilutive common shares during the years presented. Included in the Company’s weighted average shares outstanding in 2006 and 2005 is 10,793 shares and 6,727 shares, respectively, that will be issued to nonemployee directors upon their termination from the board of directors under the Company’s nonemployee directors compensation plan (see note 14).
3. Recent Developments
Department of Education Settlement
Based on provisions of the Higher Education Act and regulations and guidance of the Department and related interpretations, education lenders may receive special allowance payments from the Department which provide a minimum 9.5% interest rate (the “9.5% Floor”) on loans currently financed or financed prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993. A portion of the Company’s FFELP loan portfolio is comprised of loans financed prior to September 30, 2004 with tax-exempt obligations originally issued prior to October 1, 1993. As of December 31, 2006, the Company had $3.0 billion of FFELP loans it determined were eligible to receive special allowance payments at the 9.5% Floor rate. Of this portfolio, $2.4 billion in loans were financed prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently sold to taxable obligations, without retiring the tax-exempt obligations.
In May 2003, the Company sought confirmation from the Department regarding whether the Company was allowed to receive the special allowance payments based on the 9.5% Floor on loans being acquired with funds obtained from the proceeds of tax-exempt obligations originally issued prior to October 1, 1993 and then subsequently sold using proceeds of taxable obligations without retiring the tax-exempt obligations. In June 2004, after consideration of certain clarifying information received in connection with the guidance the Company had sought, and based on written and verbal communications with the Department, including written confirmation from the Department that the public could continue to rely on a Department guidance letter issued in March 1996, the Company concluded that the earnings process had been completed and recognized the previously deferred income of $124.3 million on this portfolio. Pending satisfactory resolution of this issue, the Company deferred recognition of that portion of the 9.5% Floor income generated by these loans which exceeded statutorily defined special allowance rates under a taxable financing. As of December 31,

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
2003, the amount of deferred excess interest income on these loans was $42.9 million and was included in other liabilities on the Company’s consolidated balance sheet.
In June 2005, the Office of Inspector General of the Department of Education (the “OIG”) commenced an audit of the portion of the Company’s student loan portfolio receiving 9.5% Floor special allowance payments. On September 29, 2006, the Company received a final audit report from the OIG which contained a finding by the OIG that an increase in the amount of 9.5% special allowance payments that have been received by the Company was based on what the OIG deemed to be ineligible loans.
On January 19, 2007, the Company entered into a Settlement Agreement with the Department to resolve the audit by the OIG of the Company’s portfolio of student loans receiving 9.5% special allowance payments. Under the terms of the Settlement Agreement, the Company will retain the 9.5% special allowance payments that it received from the Department prior to July 1, 2006. In addition, the Settlement Agreement will eliminate all 9.5% special allowance payments with respect to the Company’s portfolios of loans for periods on and after July 1, 2006.
The Company disagrees with the OIG audit report, and continues to believe that it billed for the 9.5% special allowance payments in accordance with applicable laws, regulations, and the Department’s previous guidance. As a part of the Settlement Agreement, the Company and the Department acknowledge a dispute exists related to guidance previously issued by the Department and the application of the existing laws and regulations related to the Company receiving certain 9.5% special allowance payments, and that the Settlement Agreement is based in part on the parties’ desire to avoid costly litigation regarding that dispute. The new guidance provided to the Company in the Settlement Agreement will effectively eliminate all future 9.5% special allowance payments for the Company. These loans will continue to receive special allowance payments using other applicable special allowance formulas.
The Settlement Agreement does not preclude any other government agency from reviewing the issues raised in the OIG audit report. The Company was informed by the Department that a civil attorney with the Department of Justice has opened a file regarding this issue which the Company understands is common procedure following an OIG audit report. The Company believes that any claim related to this issue has no merit.
As a result of the Settlement Agreement, the Company recognized an impairment charge of $21.7 million related to loan premiums paid on loans acquired in 2005 from the acquisition of LoanSTAR Funding Group, Inc. that were previously considered eligible for 9.5% special allowance payments.
EDULINX – Loss of Servicing Contract
Under its existing contract with the Government of Canada, EDULINX, a subsidiary of the Company, provides services in support of the Canada and Integrated Student Loan Programs (“CSLP”) for student borrowers attending public institutions. The Government of Canada is EDULINX’s largest customer. EDULINX’s servicing revenue for the year ended December 31, 2006 was $69.0 million, of which $53.9 million was earned under the CSLP contract.
On December 22, 2006, EDULINX was notified that the Government of Canada had decided to award the CSLP contract to another service provider upon the expiration of the contract with EDULINX on March 31, 2008. As a result of this decision, EDULINX will be required to transition the existing direct-financed CSLP portfolio it services to the selected service provider. As a result of the Government of Canada’s decision to award the CSLP contract to another service provider, the Company recorded an impairment charge of $9.4 million related to certain EDULINX assets, including servicing software and hardware under development ($6.8 million), goodwill ($1.5 million), and intangible assets ($1.1 million).
4. Business and Certain Asset Acquisitions
The Company has positioned itself for growth by building a strong foundation through business and certain asset acquisitions. Although the Company’s assets, loan portfolios, net interest income, and fee-based revenues increase through such transactions, a key aspect of each transaction is its impact on the Company’s prospective organic growth and the development of its integrated platform of services. The acquisitions described below expand the Company’s products and services offered to education and financial institutions and students and families throughout the education and education finance process. In addition, these acquisitions diversify the Company’s asset generation streams and/or diversify revenue by offering other products and services that are not dependent on government programs, which reduces the Company’s exposure to legislation and political risk. The Company also expects to reduce costs from these acquisitions through economies of scale and by integrating certain support services. In addition, the Company expects to increase revenue from these acquisitions by offering multiple products and services to its customers.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Premiere Credit of North America, LLC (“Premiere”)
On January 28, 2004, the Company acquired 50% of the membership interests in Premiere. Premiere is a collection services company that specializes in collection of educational debt. Total consideration paid by the Company for Premiere was $5.3 million, $2.3 million of which represents excess purchase price, which will not be amortized. Included in the Premiere purchase agreement is a “call” option, which expires six years after the purchase date, that allows the Company to purchase 100% ownership of Premiere at a price as determined in the agreement. In addition, Premiere has a “put” option, which expires five years after the purchase date, to require the Company to purchase 100% ownership of Premiere at a price as determined in the agreement. The call and put option prices are based on a formula of future pre-tax net income of Premiere through 2010 and 2009, respectively. As such, the Company did not assign a value to these options as the value is not determinable until these future dates. The Company is accounting for Premiere using the equity method of accounting. The investment in Premiere is included in other assets on the consolidated balance sheet.
Rhode Island Student Loan Authority (“RISLA”)
On March 11, 2004, the Company acquired rights, title, and interest in certain assets of RISLA for total consideration of $13.2 million, including the right to originate student loans in RISLA’s name without competition from RISLA for a term of 10 years. Total consideration assigned by the Company for the rights to originate student loans was $7.9 million, which will be amortized using a straight-line method over 10 years. The loan origination rights are included in intangible assets on the consolidated balance sheet. The Company also purchased certain assets, consisting primarily of furniture and equipment from RISLA for $0.3 million and a portfolio of federally insured loans. Total consideration assigned by the Company for the student loan portfolio was $5.0 million over the $175.1 million outstanding par value of the portfolio.
SLAAA Acquisition Corp. (“SLAAA”)
On April 19, 2004, the Company purchased 100% of SLAAA for $11.1 million, including $0.1 million of direct acquisition costs. SLAAA is a student loan secondary market. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

Cash and cash equivalents	$277
Restricted cash	97,864
Student loans and accrued interest	146,173
Other assets	133
Excess cost over fair value of net assets acquired (goodwill)	5,971
Bonds and notes payable and accrued interest	(238,645)
Other liabilities	(667)

Total purchase price	$11,106

The $6.0 million of goodwill was assigned to the Asset Generation and Management operating segment and is expected to be deductible for tax purposes.
infiNET Integrated Solutions, Inc. (“infiNET”)
On April 20, 2004, the Company purchased 50% of the stock of infiNET for $4.9 million. On February 17, 2006, the Company purchased the remaining 50% of the stock of infiNET. infiNET provides software for customer-focused electronic transactions, information sharing, and electronic account and bill presentment for colleges and universities. Consideration for the purchase of the remaining 50% of the stock of infiNET was $9.5 million in cash and 95,380 restricted shares of the Company’s Class A common stock. Under the terms of the purchase agreement, the 95,380 shares of Class A common stock issued in the acquisition are subject to stock price guaranty provisions whereby if on or about February 28, 2011 the average market trading price of the Class A common stock is less than $104.8375 per share and has not exceeded that price for any 25 consecutive trading days during the 5-year period from the closing of the acquisition to February 28, 2011, then the Company must pay additional cash to the sellers of infiNET for each share of Class A common stock issued in an amount representing the difference between $104.8375 less the greater of $41.9335 or the gross sales price such seller obtained from a prior sale of the shares. In connection with the acquisition, the Company entered into

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
employment agreements with two of the infiNET sellers, in which the guaranteed value related to the shares of Class A common stock issued is dependent on their continued employment with the Company. Accordingly, the guaranteed value associated with the shares of Class A common stock issued to these employees of $5.7 million was recorded as unearned compensation in the accompanying consolidated balance sheet and will be recognized by the Company as compensation expense over the three-year term of the employment agreements. The total purchase price recorded by the Company to acquire the remaining interest in infiNET was $13.8 million, which represents the $9.5 million in cash and $4.3 million attributable to the guaranteed value of the shares of Class A common stock issued to the infiNET shareholders other than the two shareholders who entered into employment agreements with the Company. Any cash paid by the Company in consideration of satisfying the guaranteed value of stock issued for this acquisition would be recorded by the Company as a reduction to additional paid-in capital.
Prior to purchasing the remaining 50% of the common stock of infiNET, the Company accounted for this investment under the equity method. As of December 31, 2005, other assets in the accompanying consolidated balance sheet included $5.0 million (including $3.3 million of excess cost) related to the infiNET investment. The purchase of the remaining 50% of the stock of infiNET was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from January 31, 2006, the effective date of the acquisition.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the remaining 50% of the stock of infiNET (dollars in thousands). The Company is in the process of valuing certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

Cash and cash equivalents	$3,576
Restricted cash — due to customers	16,343
Accounts receivable	558
Intangible assets	4,172
Property and equipment	134
Other assets	630
Excess cost over fair value of net assets acquired (goodwill)	12,247
Due to customers	(16,343)
Other liabilities	(2,334)
Previously recorded investment in equity interest	(5,202)

$13,781

As of the date of acquisition, the $4.2 million of acquired intangible assets had a weighted average useful life of approximately 7 years. The intangible assets that made up this amount included non-competition agreements of $2.0 million (5-year useful life), customer relationships of $1.6 million (10-year useful life), computer software of $0.4 million (5-year useful life), and trade names of $0.2 million (3-year useful life). All intangible assets are amortized using a straight-line amortization method with the exception of customer relationships. The customer relationships intangible asset is amortized over the projected revenues and expenses (cash flows) attributable to this asset as of the date of acquisition. Because of customer attrition, the estimated annual cash flows related to customer relationships diminish the further from the date of acquisition. As such, the Company uses an accelerated amortization method that reflects the pattern in which the estimated economic benefits of this acquired asset is used by the Company.
The $12.2 million of goodwill was assigned to the Tuition Payment Processing and Campus Commerce operating segment and is not expected to be deductible for tax purposes.
EDULINX Canada Corp. (“EDULINX”)
On December 1, 2004, the Company purchased 100% of the capital stock of EDULINX for $7.4 million, including $0.4 million of direct acquisition costs. EDULINX is a Canadian corporation that services student loans in Canada. The acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

Cash and cash equivalents	$—
Accounts receivable	11,273
Intangible assets	7,246
Property and equipment	5,464
Other assets	1,180
Excess cost over fair value of net assets acquired (goodwill)	2,996
Other liabilities	(20,731)

Total purchase price	$7,428

As of the date of acquisition, the $7.2 million of acquired intangible assets had a weighted-average useful life of approximately 6 years. The intangible assets that made up this amount included customer relationships of $6.3 million (7-year useful life), computer software of $0.7 million (2-year useful life), and trade names of $0.2 million (7-year useful life). All intangible assets are amortized using a straight-line amortization method.
The $3.0 million of goodwill was assigned to the Student Loan and Guaranty Servicing operating segment and is not expected to be deductible for tax purposes.
Included in the purchase agreement, the Company was to pay an additional payment of approximately $6.3 million if EDULINX obtained an extension or renewal of a servicing contract with the Government of Canada. As disclosed in note 3, on December 22, 2006, the Government of Canada decided to award this contract to another service provider. As a result of this decision, the Company recorded an impairment charge of $9.4 million related to certain EDULINX assets, including servicing software and hardware under development ($6.8 million), goodwill ($1.5 million), and intangible assets (customer relationships of $1.1 million and trade names of approximately $37,000). In addition, the Company changed the remaining useful life of the unamortized intangible assets (customer relationship and trade name) to amortize these assets through March 31, 2008, the date the Government of Canada’s loans will be transferred to the new service provider.
Student Marketing Group, Inc. (“SMG”) and National Honor Roll, L.L.C. (“NHR”)
On March 29, 2005, the Company purchased 100% of the capital stock of SMG and 100% of the membership interests of NHR. The initial consideration paid by the Company was $27.1 million, including $0.1 million of direct acquisition costs. SMG and NHR were entities owned under common control. SMG is a full service direct marketing agency providing a wide range of products and services to help businesses reach the middle school, high school, college bound high school, college, and young adult marketplace. In addition, SMG provides marketing services and college bound student lists to college and university admissions offices nationwide. NHR recognizes middle and high school students for exceptional academic success by providing publication in the National Honor Roll Commemorative Edition, scholarships, a college admissions notification service, and notices to local newspapers and elected officials. In addition to the initial purchase price, additional payments are to be paid by the Company based on the operating results of SMG and NHR as defined in the purchase agreement. The contingent payments are payable in annual installments through April 2008 and in total will range from a minimum of $4.0 million to a maximum of $24.0 million. As of December 31, 2006, the Company has paid $3.0 million and has accrued an additional $9.8 million as additional consideration based upon the terms of these contingencies. The Company records the contingency payments when the applicable contingency is resolved and the additional consideration is issued or issuable or the outcome of the contingency is determinable beyond a reasonable doubt. All contingent payments are accounted for as additional consideration and increase the excess cost over fair value of net assets acquired. These acquisitions were accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from March 1, 2005, the effective date of the acquisitions.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition and additional consideration paid and accrued as of December 31, 2006 as a result of the contingency payments (dollars in thousands):

Cash and cash equivalents	$157
Accounts receivable	1,212
Intangible assets	13,111
Property and equipment	545
Other assets	4,891
Excess cost over fair value of net assets acquired (goodwill)	23,000
Other liabilities	(2,991)

Total purchase price	$39,925

Of the $13.1 million of acquired intangible assets, $2.2 million was assigned to trade names that are not subject to amortization. The remaining $10.9 million of acquired intangible assets on the date of acquisition had a weighted-average useful life of approximately 5 years. The intangible assets that made up this amount included student lists of $8.2 million (4-year useful life), customer relationships of $2.0 million (7-year useful life), non-competition agreements of $0.4 million (5-year useful life), and an other asset of $0.3 million (11-year useful life). All intangible assets are amortized using a straight-line amortization method.
The $23.0 million of goodwill was assigned to the Enrollment Services and List Management operating segment and is expected to be deductible for tax purposes.
FACTS Management Co. (“FACTS”)
On June 10, 2005, the Company purchased 80% of the capital stock of FACTS for $56.1 million, including $0.1 million of direct acquisition costs. On February 17, 2006, the Company purchased the remaining 20% of the stock of FACTS. FACTS provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to K-12 and post secondary educational institutions, families, and students. In addition, FACTS provides financial needs analysis for students applying for aid in private and parochial K-12 schools. Consideration for the purchase of the remaining 20% of FACTS was $5.6 million in cash and 238,237 restricted shares of the Company’s Class A common stock valued at $9.9 million. The value of the common shares issued was determined based on the closing market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced. Under the terms of the purchase agreement, the 238,237 shares of Class A common stock issued in the acquisition are subject to put option arrangements whereby during the 30-day period beginning February 28, 2010 the holders of such shares can require the Company to repurchase all or part of the shares at a price of $83.95 per share. The put option in the alternative similarly applies to replacement shares of Class A common stock purchased by the holders from the proceeds of, and within 60 days of, a sale by the holders of the shares of Class A common stock issued in the acquisition back to the Company pursuant to provisions whereby during the 6-month period ending June 30, 2009 the Company may be required to repurchase the shares at the market trading price at that time. The exercisability of the put option is subject to acceleration and then termination in the event that during the 4-year period ending February 28, 2010 the market trading price of the Class A common stock is equal to or exceeds $83.95 per share. The value of the put option as of the acquisition of the remaining 20% of the stock of FACTS was $7.5 million and was recorded by the Company as additional purchase price. The value of the put option was valued by the Company on the date of acquisition using a Black-Scholes pricing model using the following assumptions: risk-free interest rate of 5.1 percent, volatility of 34 percent, and no dividend yield. As of December 31, 2006, the fair value of the put option was $10.8 million. The increase in the fair value of the put option from the date of acquisition of $3.3 million is included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statement of income. The total consideration recorded by the Company for the remaining 20% of the stock of FACTS was $23.0 million, which represents the $5.6 million in cash, the value of the Class A common stock of $9.9 million, and the value of the put option arrangements of $7.5 million.
This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from June 1, 2005, the effective date of the acquisition.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

	Initial 80%	Remaining 20%	Total
Cash and cash equivalents	$2,466	—	2,466
Restricted cash — due to customers	11,034	—	11,034
Accounts receivable	55	—	55
Intangible assets	36,438	8,374	44,812
Property and equipment	321	—	321
Other assets	24	—	24
Excess cost over fair value of net assets acquired (goodwill)	28,689	16,487	45,176
Due to customers	(11,034)	—	(11,034)
Other liabilities	(11,901)	(2,699)	(14,600)
Minority interests’ ownership in net assets acquired	(23)	—	(23)
Previously recorded minority interest	—	868	868

Total purchase price	$56,069	23,030	79,099

Of the $44.8 million of acquired intangible assets, $11.6 million was assigned to trade names that are not subject to amortization. The remaining $33.2 million of acquired intangible assets on the date of acquisition had a weighted-average useful life of approximately 14 years. The intangible assets that made up this amount included customer relationships of $19.2 million (20-year useful life), non-competition agreements of $12.6 million (5-year useful life), and computer software of $1.4 million (3-year useful life). All intangible assets are amortized using a straight-line amortization method with the exception of customer relationships. The customer relationships intangible asset is amortized over the projected revenues and expenses (cash flows) attributable to this asset as of the date of acquisition. Because of customer attrition, the estimated annual cash flows related to customer relationships diminish the further from the date of acquisition. As such, the Company uses an accelerated amortization method that reflects the pattern in which the estimated economic benefits of this acquired asset is used by the Company.
The $45.2 million of goodwill was assigned to the Tuition Payment Processing and Campus Commerce operating segment and is not expected to be deductible for tax purposes.
Foresite Solutions, Inc. (“Foresite”)
On July 1, 2005, the Company purchased 100% of the capital stock of Foresite for $750,000. Foresite develops complementary Web-based software applications that improve the administration of financial aid offices and work-study programs at colleges and universities. The acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

Cash and cash equivalents	$15
Accounts receivable	123
Intangible asset — computer software	85
Property and equipment	15
Other assets	1
Excess cost over fair value of net assets acquired (goodwill)	668
Other liabilities	(157)

Total purchase price	$750

The computer software intangible asset is being amortized straight-line over its estimated useful life of 3 years. The $0.7 million of goodwill was assigned to the Asset Generation and Management operating segment and is not expected to be deductible for tax purposes.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
LoanSTAR Funding Group, Inc. (“LoanSTAR”)
On October 24, 2005, the Company purchased 100% of the capital stock of LoanSTAR and servicing assets from LoanSTAR Systems, Inc. for $176.9 million, including $0.3 million of direct acquisition costs. LoanSTAR and LoanSTAR Systems, Inc. were entities owned under common control. LoanSTAR is a Texas-based secondary market and loan originator. LoanSTAR Systems, Inc. services student loans. These acquisitions were accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of the acquisitions.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

Cash and cash equivalents	$22,441
Restricted cash	113,196
Restricted cash — due to customers	3,649
Student loans and accrued interest	937,645
Intangible assets	46,443
Property and equipment	641
Other assets	6,662
Excess cost over fair value of net assets acquired (goodwill)	35,913
Bonds and notes payable and accrued interest	(931,908)
Due to customers	(3,649)
Other liabilities	(54,138)

Total purchase price	$176,895

Of the $46.4 million of acquired intangible assets, $2.9 million was assigned to trade names that are not subject to amortization. The remaining $43.5 million of acquired intangible assets on the date of acquisition had a weighted-average useful life of approximately 7 years. The intangible assets that made up this amount included non-competition agreements of $25.9 million (7- year weighted average useful life) and loan origination rights of $17.6 million (7-year useful life). These intangible assets are amortized using a straight-line amortization method.
The $35.9 million of goodwill was assigned to the Asset Generation and Management operating segment and is not expected to be deductible for tax purposes.
As disclosed in note 3, as a result of the Settlement Agreement with the Department, the Company recognized an impairment charge of $21.7 million to write-off student loan premiums on loans receiving 9.5% special allowance payments. These premiums are included in “student loans and accrued interest” in the above table.
Chela Education Financing, Inc. (“Chela”)
On October 25, 2005, the Company acquired a FFELP student loan portfolio of approximately $2.2 billion and certain servicing and origination rights from Chela. In addition, the Company purchased the rights to the Chela brand. Total consideration paid by the Company was $109.3 million over the par value and accrued interest of the student loan portfolio. The Company allocated $99.3 million, $9.0 million, and $1.0 million of the purchase price to the student loan portfolio, loan origination rights, and property and equipment, respectively. The loan origination rights are included in intangible assets on the consolidated balance sheet and are being amortized straight-line over 5 years. At the time of purchase, the portfolio of student loans and related accrued interest were financed by the Company through existing student loan warehouse facilities.
College Access Network (“CAN”)
On October 31, 2005, the Company entered into an agreement to amend an existing contract with CAN. CAN is the Colorado state-designated guarantor of FFELP student loans. Under the agreement, the Company will provide student loan servicing and guaranty operations and will assume the operational expenses and employment of certain CAN employees. CAN will pay the Company a portion of the gross servicing and guaranty fees as consideration for the Company providing these services on behalf of CAN. The agreement terminates November 1, 2015 and can be extended for an additional 10-year period upon mutual agreement. The Company paid $41.3 million as consideration to enter into this outsourcing contract, which includes $0.1 million of direct acquisition costs. This payment created intangible assets related to customer relationships that are being amortized straight-line by the Company over the terms of the contracts.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
5280 Solutions, Inc. (“5280”)
On November 8, 2005, the Company purchased the remaining 50% of the stock of 5280. 5280 provides information technology products and services, with core areas of business in student loan software solutions for schools, lenders, and guarantors; technical consulting services; and enterprise content management. Consideration for the purchase was 258,760 restricted shares of the Company’s Class A common stock valued at $9.7 million. The value of the common shares issued was determined based on the closing market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced. The 258,760 shares of Class A common stock issued in the acquisition are subject to put option agreements whereby during the 30-day period ending November 30, 2008 the holders may require the Company to repurchase all or part of the shares at a price of $37.10 per share. The value of the put options as of the closing date of the acquisition was $1.2 million and was recorded by the Company as additional purchase price. The value of the put options was valued by the Company on the date of acquisition using a Black-Scholes pricing model using the following assumptions: risk-free interest rate of 4.4 percent, volatility of 27 percent, and no dividend yield. As of December 31, 2006 and 2005, the fair value of the put option was $2.2 million and $0.8 million, respectively. The change in the fair value of the put option for the years ended December 31, 2006 and 2005 was an increase of $1.4 million and a decrease of $0.4 million, respectively, and is included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of income. The Company also incurred direct acquisition costs of $0.1 million. Accordingly, the total consideration recorded by the Company for this acquisition was $11.0 million, which consists of the value assigned to the common stock of $9.7 million and the put options of $1.2 million and the direct acquisition costs of $0.1 million. The acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from November 1, 2005, the effective date of the acquisition. Prior to this acquisition, the Company accounted for its 50% ownership of 5280 under the equity method of accounting.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

Cash and cash equivalents	$1,845
Accounts receivable	2,688
Intangible assets	5,301
Property and equipment	175
Other assets	112
Excess cost over fair value of net assets acquired (goodwill)	6,045
Other liabilities	(3,542)
Previously recorded investment in equity interest	(1,629)

Total purchase price	$10,995

As of the date of acquisition, the $5.3 million of acquired intangible assets had a weighted-average useful life of approximately 7 years. The intangible assets that made up this amount included customer relationships of $3.0 million (10-year useful life), non-competition agreements of $1.4 million (3-year useful life), computer software of $0.7 million (4-year useful life), and trade names of $0.2 million (3-year useful life). All intangible assets are amortized using a straight-line amortization method with the exception of customer relationships. The customer relationships intangible asset is amortized over the projected revenues and expenses (cash flows) attributable to this asset as of the date of acquisition. Because of customer attrition, the estimated annual cash flows related to customer relationships diminish the further from the date of acquisition. As such, the Company uses an accelerated amortization method that reflects the pattern in which the estimated economic benefits of this acquired asset is used by the Company.
The $6.0 million of goodwill was assigned to the Software and Technical Services operating segment and is not expected to be deductible for tax purposes.
Firstmark Services, L.L.C. (“Firstmark”)
On November 8, 2005, the Company purchased the remaining 50% interest in Firstmark for $2.4 million. Firstmark specializes in originating and servicing non-federally insured loans. The acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from November 1, 2005, the effective date of acquisition. Prior to this acquisition, the Company accounted for its 50% interest of Firstmark under the equity method of accounting.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

Cash and cash equivalents	$396
Restricted cash — due to customers	1,640
Accounts receivable	1,424
Intangible assets	1,568
Property and equipment	285
Other assets	86
Other liabilities	(528)
Due to customers	(1,640)
Previously recorded investment in equity interest	(831)

Total purchase price	$2,400

Of the $1.6 million of acquired intangible assets, $0.4 million was assigned to trade names that are not subject to amortization. The remaining $1.2 million of acquired intangible assets was assigned to customer relationships and is being amortized straight-line over its estimated useful life of 7 years.
CUnet, LLC (“CUnet”)
On June 30, 2006, the Company purchased 100% of the membership interests of CUnet. The initial consideration paid by the Company was $40.1 million in cash, including $0.1 million of direct acquisition costs. CUnet provides campus locations and online schools with performance-based educational marketing, web-based marketing, lead generation, and vendor management services to enhance their brands and improve student recruitment and retention.
In addition to the initial purchase price, additional payments are to be paid by the Company based on the operating results of CUnet. The contingent consideration is based on the aggregate cumulative net income before taxes (excluding any amortization of intangibles from the purchase price allocation) of CUnet earned for the period from July 1, 2006 through June 30, 2009 (“Cumulative Net Income”), provided, however, that the contingent consideration may not exceed $80.0 million. The Company will calculate the Cumulative Net Income as of each June 30, 2007, June 30, 2008, and June 30, 2009 (individually, the “Calculation Period”). In partial satisfaction of the contingent consideration, the Company will issue shares of Class A common stock subsequent to each Calculation Period, provided, however, that the market value of the shares issued shall not exceed $5.0 million in any one year, unless the Company elects at its option to make a distribution in a higher amount. No later than June 30, 2010, 10% of the remaining contingent consideration will be paid in cash, and the balance of 90% of the contingent consideration will be paid in cash no later than December 31, 2010. The cash portion of the contingent consideration to be paid in December 2010 will be reduced by the market value as of December 15, 2010 of any shares previously issued as contingent consideration. The Company will record the contingency payments when the applicable contingency is resolved and the additional consideration is issued or issuable or the outcome of the contingency is determinable beyond a reasonable doubt. In connection with the acquisition, the Company entered into employment agreements with certain sellers, in which the contingency payments are related to their continued employment with the Company. Accordingly, when these contingency payments are paid, they will be recognized by the Company as compensation expense over the remaining term of the employment agreements.
This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of the acquisition.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-(Continued)
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands). The Company is in the process of valuing certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

Accounts receivable	$5,154
Intangible assets	16,352
Property and equipment	360
Other assets	520
Excess cost over fair value of net assets acquired (goodwill)	22,335
Other liabilities	(4,633)

$40,088

As of the date of acquisition, the $16.4 million of acquired intangible assets had a weighted-average useful life of approximately 7 years. The intangible assets that made up this amount included customer relationships of $9.6 million (8-year useful life), non-competition agreements of $4.8 million (5-year useful life), trade names of $1.7 million (4-year useful life), and computer software of $0.3 million (3-year useful life). All intangible assets are amortized using a straight-line amortization method with the exception of customer relationships. The customer relationships intangible asset is amortized over the projected revenues and expenses (cash flows) attributable to this asset as of the date of acquisition. Because of customer attrition, the estimated annual cash flows related to customer relationships diminish the further from the date of acquisition. As such, the Company uses an accelerated amortization method that reflects the pattern in which the estimated economic benefits of this acquired asset is used by the Company.
The $22.3 million of goodwill was assigned to the Enrollment Services and List Management operating segment and is expected to be deductible for tax purposes.
Peterson’s
On July 27, 2006, the Company purchased certain assets and assumed certain liabilities (hereafter referred to as “Peterson’s”) from Thomson Learning Inc. for total consideration of $38.6 million in cash. The final purchase price of Peterson’s is subject to change based on certain purchase price adjustments as defined in the purchase agreement. Peterson’s provides a comprehensive suite of education and career-related solutions in the areas of education search, test preparation, admissions, financial aid information, and career assistance. Peterson’s reaches an estimated 105 million consumers annually with its publications and online information about colleges and universities, career schools, graduate programs, distance learning, executive training, private secondary schools, summer opportunities, study abroad, financial aid, test preparation, and career exploration resources. This acquisition was accounted for as a business combination under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of the acquisition.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands). The Company is in the process of valuing certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

Accounts receivable	$7,055
Intangible assets	4,309
Property and equipment	1,746
Other assets	2,493
Excess cost over fair value of net assets acquired (goodwill)	37,081
Other liabilities	(14,047)

$38,637

As of the date of acquisition, the intangible assets consist of database content and computer software of $2.3 million and $2.0 million, respectively, and are being amortized straight-line over their estimated useful life of 3 years.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-(Continued)
The $37.1 million of goodwill was assigned to the Enrollment Services and List Management operating segment and is expected to be deductible for tax purposes.
Pro Forma Information
The following unaudited pro forma information presents the combined results of the Company as though the 2006 business acquisitions of infiNET, FACTS (20%), CUnet, and Peterson’s occurred on January 1, 2006 and 2005 and the 2005 business acquisitions of SMG, NHR, FACTS (80%), Foresite, LoanSTAR, 5280, and Firstmark occurred on January 1, 2005. The pro forma financial information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of the period or that may be attained in the future. In addition, the pro forma information reflects the results of operations based on the Company’s preliminary allocation of purchase price for certain of the acquisitions.

	Pro forma
	year ended
	December 31,
	2006	2005
	(dollars in thousands, except share data)
	(Unaudited)
Net interest income	$308,732	348,176
Other income	383,921	375,825
Net income	66,437	179,915

Weighted average shares outstanding, basic and diluted	53,621,391	54,354,104
Earnings per share, basic and diluted	$1.24	3.31
5. Intangible Assets and Goodwill
Intangible assets consist of the following:

	Weighted
	average
	remaining
	useful life
	as of	As of December 31,
	December 31, 2006	2006	2005
		(dollars in thousands)
Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $11,515 and $3,771, respectively)	127 months	$68,736	70,369
Covenants not to compete (net of accumulated amortization of $9,559 and $499, respectively)	57 months	37,573	3,874
Loan origination rights (net of accumulated amortization of $7,238 and $2,505, respectively)	68 months	27,571	49,694
Student lists (net of accumulated amortization of $3,757 and $1,708, respectively)	26 months	4,440	6,489
Trade names (net of accumulated amortization of $363 and $54, respectively)	39 months	1,746	767
Computer software (net of accumulated amortization of $1,759 and $656, respectively)	16 months	3,578	1,391
Other (net of accumulated amortization of $348 and $21, respectively)	9 months	2,251	253

Total — amortizable intangible assets	90 months	145,895	132,837

Unamortizable intangible assets — trade names		17,099	20,280

		$162,994	153,117

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-(Continued)
The Company recorded amortization expense on its intangible assets of $25.1 million, $9.5 million, and $8.8 million, during the years ended December 31, 2006, 2005, and 2004, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As disclosed in note 4, the Company is in the process of valuing certain intangible assets, however, as of December 31, 2006 the Company estimates it will record amortization expense as follows (dollars in thousands):

2007	$28,851
2008	27,467
2009	23,566
2010	19,612
2011	13,913
2012 and thereafter	32,486

$145,895

The change in the carrying amount of goodwill by operating segment was as follows:

			Tuition
	Asset	Student Loan	Payment	Enrollment	Software
	Generation	and	Processing	Services	and
	and	Guaranty	and Campus	and List	Technical
	Management	Servicing	Commerce	Management	Services	Total
			(dollars in thousands)
Balance as of December 31, 2004	$5,971	—	—	—	2,551	8,522
Goodwill acquired during the period	30,053	—	32,910	17,150	7,840	87,953
Goodwill from prior period acquisition allocated during the period	—	2,996	—	—	—	2,996
Effect of foreign currency fluctuations	—	64	—	—	—	64

Balance as of December 31, 2005	$36,024	3,060	32,910	17,150	10,391	99,535
Goodwill acquired during the period	—	—	29,169	59,416	—	88,585
Goodwill from prior period acquisition allocated during the period	6,526	(1,661)	(4,221)	5,850	(1,795)	4,699
Effect of foreign currency fluctuations	—	57	—	—	—	57
Impairment charge	—	(1,456)	—	—	—	(1,456)

Balance as of December 31, 2006	$42,550	—	57,858	82,416	8,596	191,420

6. Student Loans Receivable
Student loans receivable consisted of the following:

	As of December 31,
	2006	2005
	(dollars in thousands)

Federally insured loans	$23,217,321	19,816,075
Non-federally insured loans	197,147	96,880

	23,414,468	19,912,955
Unamortized loan premiums and deferred origination costs	401,087	361,242
Allowance for loan losses — federally insured loans	(7,601)	(98)
Allowance for loan losses — non-federally insured loans	(18,402)	(13,292)

	$23,789,552	20,260,807

Non-federally insured allowance as a percentage of ending balance of non-federally insured loans	9.33%	13.72%
Total allowance as a percentage of ending balance of total loans	0.11%	0.07%
Federally insured loans may be made under the FFEL Program by certain lenders as defined by the Higher Education Act. These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Higher Education Act by an authorized guaranty agency, which has a contract of reinsurance with the Department. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 30 years. Interest rates on loans may be fixed or variable, dependent upon type, terms of loan agreements, and date of origination. Interest rates on loans currently

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-(Continued)
range from 2.6% to 12.0% (the weighted average rate was 5.3% and 4.7% as of December 31, 2006 and 2005, respectively). For FFELP loans, the education lending subsidiaries have entered into trust agreements in which unrelated financial institutions serve as the eligible lender trustees. As eligible lender trustees, the financial institutions act as the eligible lender in acquiring certain eligible student loans as an accommodation to the subsidiaries, which hold beneficial interests in the student loan assets as the beneficiaries of such trusts.
Substantially all FFELP loan principal and related accrued interest is guaranteed as defined by the Higher Education Act. These guarantees are made subject to the performance of certain loan servicing procedures stipulated by applicable regulations. If these due diligence procedures are not met, affected student loans may not be covered by the guarantees should the borrower default. The Company and its education lending subsidiaries retain and enforce recourse provisions against servicers and lenders under certain circumstances. Such student loans are subject to “cure” procedures and reinstatement of the guaranty under certain circumstances.
Student loans receivable also includes non-federally insured loans. The terms of the non-federally insured loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 30 years. Interest rates on the loans will vary based on the average of the 91-day U.S. Treasury Bill or the prime rate. The non-federally insured loans are not covered by guarantees or collateral should the borrower default.
The Company has provided for an allowance for loan losses related to the non-federally insured loans and federally insured loans. Activity in the allowance for loan losses for the years ended December 31, 2006, 2005, and 2004 is shown below:

	2006	2005	2004
	(dollars in thousands)
Beginning balance	$13,390	7,272	16,026
Provision (recovery) for loan losses	15,308	7,030	(529)
Loans charged off, net of recoveries	(2,695)	(912)	(8,225)

Ending balance	$26,003	13,390	7,272

Loan Sales
As part of the Company’s asset management strategy, the Company periodically sells student loan portfolios to third parties. During the year ended December 31, 2006, the Company sold $748.5 million (par value) of student loans resulting in the recognition of a gain of $15.9 million. The gain on the sale of the student loans is included in “other income” on the consolidated statement of income.
As part of the agreement for the acquisition of the capital stock of LoanSTAR from the Texas Foundation completed in October 2005, the Company agreed to sell student loans in an aggregate amount sufficient to permit the Texas Foundation to maintain a portfolio of loans equal to no less than $200.0 million through October 2010. The sales price for such loans is the fair value mutually agreed upon between the Company and the Texas Foundation. To satisfy this obligation, the Company sells loans to the Texas Foundation on a quarterly basis. The loan sales to the Texas Foundation are included in the total loan sales in the preceding paragraph.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-(Continued)
7. Bonds and Notes Payable
The following tables summarize outstanding bonds and notes payable by type of instrument:

	As of December 31, 2006
	Carrying	Interest rate
	amount	range	Final maturity
	(dollars in
	thousands)
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$16,622,385	3.63% - 6.08%	02/26/07 - 05/01/42
Bonds and notes based on auction	2,671,370	3.63% - 5.45%	11/01/09 - 07/01/43

Total variable-rate bonds and notes	19,293,755

Commercial paper and other	5,173,723	5.26% - 5.62%	05/11/07 - 10/17/08
Fixed-rate bonds and notes (a)	403,431	5.20% - 6.68%	11/01/09 - 05/01/29
Unsecured fixed rate debt	475,000	5.13% - 7.40%	06/01/10 - 09/29/36
Unsecured line of credit	103,000	5.69% - 8.25%	08/19/10
Other borrowings	113,210	5.10% - 5.78%	06/29/07 - 11/01/15

	$25,562,119

(a)	Issued in securitization transactions

	As of December 31, 2005
	Carrying	Interest rate
	amount	range	Final maturity
	(dollars in
	thousands)
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$12,813,137	2.85% - 4.94%	04/01/07 - 05/01/42
Bonds and notes based on auction	3,159,570	3.15% - 4.60%	11/01/09 - 07/01/43

Total variable-rate bonds and notes	15,972,707

Commercial paper and other	4,816,827	4.24% - 4.31%	05/12/06 - 09/02/09
Fixed-rate bonds and notes (a)	519,086	5.20% - 6.68%	11/01/06 - 05/01/29
Unsecured fixed rate debt	275,000	5.13%	06/01/10
Unsecured line of credit	90,000	4.56% - 4.81%	08/19/10

	$21,673,620

(a)	Issued in securitization transactions
Securitization Transactions
The Company’s secured financing instruments include variable-rate tax-exempt bonds, fixed-rate tax-exempt bonds, fixed-rate bonds, and various asset-backed securities. Of the $25.6 billion of debt outstanding as of December 31, 2006, $19.7 billion was issued under securitization transactions. During 2006 and 2005, the Company completed asset-backed securities transactions totaling $6.3 billion and $6.5 billion, respectively. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction procedure.
Most of the bonds and notes payable are primarily secured by the student loans receivable, related accrued interest, and by the amounts on deposit in the accounts established under the respective bond resolutions or financing agreements. The student loan interest margin (“SLIMS”) notes, included in fixed-rate bonds and notes in the above tables, are secured by the rights to residual cash flows from certain variable-rate bonds and notes and fixed-rate notes. Certain variable-rate bonds and notes and fixed-rate bonds of $1.6 billion and $1.7 billion as of December 31, 2006 and 2005, respectively, are secured by financial guaranty insurance policies issued by Municipal Bond Investors Assurance Corporation, Ambac Assurance Corporation, and State Street.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-(Continued)
Notes issued during 2006 included €773.2 million (950 million in U.S. dollars) with variable interest rates initially based on a spread to EURIBOR (the “Euro Notes”). As of December 31, 2006, the Euro Notes were recorded on the Company’s balance sheet at $1,020.4 million. The increase in the principal amount of Euro Notes of $70.4 million for the year ended December 31, 2006 as a result of the fluctuation of the foreign currency exchange rate is included in the “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the consolidated statement of income. Concurrently with the issuance of the Euro Notes, the Company entered into cross-currency interest rate swaps which are further discussed in note 8.
In May and October 2002, the Company consummated debt offerings of student loan asset-backed notes of $1.0 billion and $1.2 billion, respectively. In connection with these debt offerings, the Company entered into agreements with certain investment banks pursuant to which the Company will pay the investment banks a fee equal in the aggregate to 0.01% and 0.0075% per annum of the principal balance of the May and October 2002 notes, respectively. These fees are for credit enhancements to the notes whereby the investment banks will provide liquidity advances to the Company in the instance of disintermediation in the spread between student loan interest rates and the notes’ interest rates as defined in the agreement. The total net amount paid by the Company under these agreements was approximately $61,000, $85,000, and $115,000 during the years ended December 31, 2006, 2005, and 2004, respectively.
Commercial Paper and Other
As of December 31, 2006 and 2005, the Company had a loan warehousing capacity of $4.2 billion and $6.6 billion, respectively, of which $2.9 billion and $4.8 billion, respectively, was outstanding, through bank supported commercial paper conduit programs. The Company had $1.3 billion and $1.8 billion in warehouse capacity available under its warehouse facilities as of December 31, 2006 and 2005, respectively. These conduit programs mature in 2006 through 2009; however, they must be renewed annually by underlying liquidity providers. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements. The commercial paper conduit programs are secured by the student loans receivable and related accrued interest purchased in connection with the programs.
In August 2006, the Company established a $5.0 billion loan warehouse program under which it can issue one or more short-term extendable secured liquidity notes (the “Secured Liquidity Notes”). Each Secured Liquidity Note is issued at a discount or an interest-bearing basis having an expected maturity of between 1 and 307 days (each, an “Expected Maturity”) and a final maturity of 90 days following the Expected Maturity. The Secured Liquidity Notes issued as interest-bearing notes may be issued with fixed interest rates or with interest rates that fluctuate based upon a one-month LIBOR rate, a three-month LIBOR rate, a commercial paper rate, or a federal funds rate. The Secured Liquidity Notes are not redeemable by the Company nor subject to voluntary prepayment prior to the Expected Maturity date. The Secured Liquidity Notes are secured by FFELP loans purchased in connection with the program. As of December 31, 2006, the Company has $2.3 billion of Secured Liquidity Notes outstanding and $2.7 billion of remaining authorization under this warehouse program.
Unsecured Fixed Rate Debt
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
On September 27, 2006 the Company consummated a debt offering of $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities (“Hybrid Securities”) under the universal shelf. The Hybrid Securities are unsecured obligations of the Company.
The interest rate on the Hybrid Securities from the date they were issued through September 28, 2011 is 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the “scheduled maturity date”, the interest rate on the Hybrid Securities will be equal to three-month LIBOR plus 3.375%, payable quarterly. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that the Company has received proceeds from the sale of certain qualifying capital securities prior to such date (as defined in the Hybrid Securities’ prospectus). If any amount is not paid on the scheduled maturity date,

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
it will remain outstanding and bear interest at a floating rate as defined in the prospectus, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities.
At the Company’s option, the Hybrid Securities are redeemable (i) in whole or in part, at any time on or after September 29, 2011, at their principal amount plus accrued and unpaid interest, provided in the case of a redemption in part that the principal amount outstanding after such redemption is at least $50.0 million, or (ii) in whole, but not in part, prior to September 29, 2011, after certain events involving taxation (as described in the Hybrid Securities’ prospectus).
Unsecured Lines of Credit
On August 19, 2005, the Company entered into a credit agreement for a $500.0 million unsecured line of credit that terminates in August 2010. As of December 31, 2006, there was $103.0 million outstanding on this line and $397.0 available for future use. The weighted average interest rate on this line of credit was 6.68% as of December 31, 2006.
EDULINX has a credit facility agreement with a Canadian financial institution for approximately $10.8 million ($12.6 million in Canadian dollars) that is cancelable by either party upon demand. There was no amount outstanding on this line as of December 31, 2006 and 2005.
On January 24, 2007, the Company established a $475 million unsecured commercial paper program. Under the program, the Company may issue commercial paper for general corporate purposes. The maturities of the notes issued under this program will vary, but may not exceed 397 days from the date of issue. Notes issued under this program will bear interest at rates that will vary based on market conditions at the time of issuance.
Other Borrowings
As of December 31, 2006, bonds and notes payable includes $108.1 million of notes due to Union Bank and Trust, an entity under common control with the Company. The Company has used the proceeds from these notes to invest in student loan assets via a participation agreement.
On October 13, 2006, the Company purchased a building in which its corporate headquarters is located. In connection with the acquisition of the building, the Company assumed the outstanding note on the property. As of December 31, 2006, the outstanding balance on the note was $5.1 million.
Maturity Schedule
Bonds and notes outstanding as of December 31, 2006 are due in varying amounts as shown below (dollars in thousands). The student loan warehouse lines are renewable annually by underlying liquidity providers; therefore, they are reflected as maturing in 2007.

2007	$5,386,480
2008	76,800
2009	107,990
2010	392,349
2011	112,644
2012 and thereafter	19,485,856

$25,562,119

Generally, the Company’s secured financing instruments bearing interest at variable rates can be redeemed on any interest payment date at par plus accrued interest. Subject to certain provisions, all bonds and notes are subject to redemption prior to maturity at the option of certain education lending subsidiaries.
One of the Company’s education lending subsidiaries has irrevocably escrowed funds to make the remaining principal and interest payments on previously issued bonds and notes. Accordingly, neither these obligations nor the escrowed funds are included on the accompanying consolidated balance sheets. As of December 31, 2006 and 2005, $27.6 million and $25.7 million, respectively, of defeased debt remained outstanding.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Certain bond resolutions contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. Management believes the Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2006.
8. Derivative Financial Instruments
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility and fluctuations in foreign currency exchange rates. Derivative instruments used as part of the Company’s risk management strategy include interest rate swaps, basis swaps, interest rate floor contracts, and cross-currency interest rate swaps.
Interest Rate Swaps
The Company uses interest rate swaps to hedge fixed-rate student loan assets. The following table summarizes the outstanding interest rate swaps as of December 31, 2006 used by the Company to hedge its fixed-rate loan portfolio (dollars in thousands):

		Weighted average
		fixed rate paid by
Maturity	Notional values	the Company
2006(a)	$250,000	3.16%
2008	462,500	3.76
2009	312,500	4.01

Total	$1,025,000	3.69

(a)	Expired on December 31, 2006
As discussed in note 3, the Company reached a Settlement Agreement with the Department to resolve the audit by the OIG of the Company’s portfolio of student loans receiving the 9.5% special allowance payments. Under the terms of the Agreement, all 9.5% special allowance payments will no longer be received by the Company. In consideration of not receiving the 9.5% special allowance payments on a prospective basis, the Company entered into a series of off-setting interest rate swaps that mirror the $2.45 billion in pre-existing interest rate swaps that the Company had utilized to hedge its loan portfolio receiving 9.5% special allowance payments against increases in interest rates. The net effect of the new offsetting derivatives is to lock in a series of future income streams on underlying trades through their respective maturity dates. A summary of these derivatives is as follows (notional amounts in thousands):

		Weighted		Weighted
		average fixed		average fixed
	Notional	rate paid by	Notional	rate received by
Maturity	Amount	the Company	Amount	the Company
2007	$512,500	3.42%	$512,500	5.25	%(a)
2010	1,137,500	4.25	1,137,500	4.75
2012	275,000	4.31	275,000	4.76
2013	525,000	4.36	525,000	4.80

	$2,450,000	4.11%	$2,450,000	4.87%

(a)	The effective date of the 2007 derivatives in which the Company will receive a fixed rate is January 2, 2007.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Basis Swaps
On May 1, 2006, the Company entered into three ten-year basis swaps with notional amounts of $500.0 million each in which the Company receives three-month LIBOR and pays one-month LIBOR less a spread as defined in the agreements. The effective dates of these agreements were November 25, 2006, December 25, 2006, and January 25, 2007.
In addition to the three basis swaps summarized above, the Company also had four basis swaps with a total notional amount of $362.0 million that matured in July 2006 and one basis swap with a notional amount of $500.0 million which matured in August 2006 in which the Company paid a floating interest rate based on the U.S. Treasury bill rate and received a floating interest rate based on the three-month LIBOR rate.
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
The following provide the terms of these contracts (dollars in thousands):

Amortizing	Floor strike
notional amount	rate
$49,423	2.760%
43,274	2.885%
36,833	3.010%
33,731	3.135%
45,690	3.260%
75,449	3.385%
49,469	3.510%
51,853	3.635%
45,191	3.760%
44,357	3.885%
39,637	4.010%
61,850	4.135%
24,044	4.460%
31,648	5.060%
37,103	5.510%
7,097	4.300%
21,968	4.550%
17,220	4.800%
62,466	5.550%

$778,303

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
On January 30, 2007, the Company paid $8.1 million to terminate all of its interest rate floor contracts resulting in the recognition of a $2.1 million gain.
Cross-Currency Interest Rate Swaps
The Company entered into derivative instruments in 2006 as a result of the issuance of the Euro Notes discussed in note 7. Under the terms of these derivative instrument agreements, the Company receives from a counterparty a spread to the EURIBOR index based on a notional amount of €420.5 million and €352.7 million, respectively, and pays a spread to the LIBOR index based on a notional amount of $500.0 million and $450.0 million, respectively. In addition, under the terms of these agreements, all principal payments on the Euro Notes will effectively be paid at the exchange rate in effect as of the issuance of these notes.
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
As of December 31, 2006 and 2005, the net fair value of the Company’s derivative portfolio was $118.1 million and $82.8 million, respectively, and the net change in the fair value of the Company’s derivative portfolio included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of income was a $43.9 million increase, $95.9 million increase, and $11.9 million decrease for the years ended December 31, 2006, 2005, and 2004, respectively.
The Company accounted for one interest rate swap with a notional amount of $150.0 million that expired in September 2005 as a cash flow hedge. The following table shows the components of the change in accumulated other comprehensive income, net of tax, related to this interest rate swap for the years ended December 31, 2005 and 2004:

	2005	2004
	(dollars in thousands)
Beginning balance	$736	237
Change in fair value of cash flow hedge	(753)	443
Hedge ineffectiveness reclassified to earnings	17	56

Total change in unrealized gain on derivative	(736)	499

Ending balance	$—	736

The following table summarizes the net derivative settlements for the years ended December 31, 2006, 2005, and 2004, which are included in the “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of income:

	2006	2005	2004
	(dollars in thousands)
Interest rate swaps	$40,476	(13,723)	(28,976)
Basis swaps	(645)	(3,200)	(4,623)
Cross-currency interest rate swaps	(14,406)	—	—
Other (1)	(1,993)	(85)	(541)

Derivative settlements, net	$23,432	(17,008)	(34,140)

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(1)	In connection with the issuance of the Hybrid Securities during 2006 as described in note 7, the Company entered into a derivative instrument to economically lock into a fixed interest rate of 7.65% prior to the actual pricing of the transaction. Upon pricing of the Hybrid Securities, the Company terminated this derivative instrument. The consideration paid by the Company to terminate this derivative was $2.0 million.
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
9. Shareholders’ Equity
Classes of Common Stock
The Company’s common stock is divided into two classes. The Class B common stock has ten votes per share, and the Class A common stock has one vote per share. Each Class B share is convertible at any time at the holder’s option into one Class A share. With the exception of the voting rights and the conversion feature, the Class A and Class B shares are identical in terms of other rights, including dividend and liquidation rights.
Conversion of Class B Common Stock
During 2006, 2005, and 2004, principal shareholders gifted 57,142 shares, 20,500 shares, and 40,000 shares of Class B common stock, respectively, to certain charitable organizations. In September 2006, a principal shareholder sold 400,000 Class B shares of common stock to another principal shareholder in a private transaction. Per the articles of incorporation, these shares automatically converted to Class A shares upon transfer.
Increase in Authorized Class B Common Stock
In May 2006, the Company’s shareholders approved an amendment of the Company’s Articles of Incorporation to increase the number of authorized shares of Class B common stock from 15 million shares to 60 million shares to allow for future stock splits.
Stock Repurchase Program
In May 2006, the Company’s board of directors authorized a stock repurchase program. The program allows the Company to buy back up to a total of five million shares of the Company’s Class A common stock and has an expiration date of May 24, 2008. During the year ended December 31, 2006, the Company repurchased and retired 1,940,200 Class A common shares for $62.4 million (average price of $32.12 per share) under this authority. On February 7, 2007, the Company’s board of directors increased the total shares the Company is allowed to buy back to 10 million. In February 2007, the Company repurchased 3,059,800 shares, including 2,725,000 shares repurchased from certain members of management of the Company, for $75.4 million ($24.65 per share).

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
10. Restricted Investments
The Company’s restricted investments are held by a trustee in various accounts subject to use restrictions and consist of guaranteed investment contracts, commercial banking deposits, and repurchase agreements, which are classified as held-to-maturity. Due to the characteristics of the investments, there is no available or active market for these types of financial instruments. These investments are guaranteed and are purchased and redeemed at par value, which equals their cost as of December 31, 2006 and 2005. The carrying value of these investments by contractual maturity is shown below:

	As of December 31,
	2006	2005
	(dollars in thousands)
Over 1 year through 5 years	$3,009	4,997
After 5 years through 10 years	33,817	20,382
After 10 years	92,306	135,100

	$129,132	160,479

11. Property and Equipment
Property and equipment consist of the following:

	Useful	As of December 31,
	life	2006	2005
		(dollars in thousands)
Computer equipment and software	2-7 years	$83,222	58,644
Office furniture and equipment	3-10 years	15,989	12,626
Leasehold improvements	1-10 years	15,541	8,602
Building	39 years	7,683	—
Transportation equipment	3-10 years	3,795	3,864
Land	—	700	—

		126,930	83,736
Accumulated depreciation		59,006	46,986

		$67,924	36,750

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 related to property and equipment was $16.1 million, $14.4 million, and $10.6 million, respectively.
12. Income Taxes
The provision for income taxes for the years ended December 31, 2006, 2005, and 2004 consists of the following components:

	2006	2005	2004
	(dollars in thousands)
Current:
Federal	$40,881	51,140	67,616
State	340	2,686	5,106
Foreign	1,256	1,887	—
Total current provision	42,477	55,713	72,722

Deferred:
Federal	(4,708)	43,244	11,455
State	(276)	3,511	1,059
Foreign	979	(248)	—

Total deferred provision (benefit)	(4,005)	46,507	12,514

Provision for income tax expense	$38,472	102,220	85,236

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The differences between the income tax provision computed at the statutory federal corporate tax rate and the financial statement provision for income taxes for the years ended December 31, 2006, 2005, and 2004 are shown below:

	2006	2005	2004
Tax expense at federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	1.4	1.4	1.7
Resolution of uncertain federal and state tax matters	(3.3)	—	—
Impairment charge	0.5	—	—
Other, net	0.3	(0.4)	(0.3)
Put option	2.1	—	—

Effective tax rate	36.0%	36.0%	36.4%

The Company’s net deferred income tax liability, which is included in other liabilities on the consolidated balance sheets, consists of the following components:

	As of December 31,
	2006	2005
	(dollars in thousands)
Deferred tax liabilities:
Loan origination services	$44,508	24,279
Amortization	32,031	39,764
Basis in swap contracts	20,601	30,464
Prepaid expenses	2,208	1,358
Certain equity method investments	208	2,962
Depreciation	—	687
Other	100	100

Deferred tax liabilities	99,656	99,614

Deferred tax assets:
Student loans	9,044	6,114
Accrued expenses	3,963	2,958
Deferred revenue	658	—
Net operating loss	247	—
Depreciation	132	—
Other	168	609

Deferred tax assets	14,212	9,681

Net deferred income tax liability	$(85,444)	(89,933)

No valuation allowance was considered necessary for the deferred tax assets as of December 31, 2006 and 2005. In assessing the realizability of the Company’s deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected taxable income, carryback opportunities, and tax planning strategies in making the assessment of the amount of the valuation allowance. Management believes it is more likely than not the Company will realize the benefits of the deferred tax assets.
As of December 31, 2006 and 2005, current income taxes receivable of $0.9 million and current income taxes payable of $7.7 million are included in other assets and other liabilities, respectively, on the consolidated balance sheets.
As a U.S. corporation, Nelnet, Inc. and its subsidiaries are subject to U.S. taxation, currently, on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Company provides income taxes on undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside of the United States. At December 31, 2006, $7.5 million of accumulated undistributed earnings of EDULINX, the Company’s non-U.S. subsidiary, was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes (net of U.S. foreign tax credits) of approximately $539,000 would have to be provided if those earnings were remitted currently.
13. Fair Value of Financial Instruments
The following table summarizes the fair values of the Company’s financial instruments:

	As of December 31,
	2006		2005
	Fair value	Carrying value	Fair value	Carrying value
		(dollars in thousands)
Financial assets:
Student loans receivable	$24,514,443	23,789,552	20,802,495	20,260,807
Cash and cash equivalents	106,086	106,086	103,650	103,650
Restricted cash	1,388,719	1,388,719	1,228,570	1,228,570
Restricted investments	129,132	129,132	160,479	160,479
Restricted cash – due to customers	153,557	153,557	153,098	153,098
Accrued interest receivable	503,365	503,365	394,630	394,630
Derivative instruments	146,099	146,099	82,837	82,837

Financial liabilities:
Bonds and notes payable	25,583,865	25,562,119	21,691,103	21,673,620
Accrued interest payable	120,211	120,211	94,281	94,281
Due to customers	153,557	153,557	153,098	153,098
Derivative instruments	27,973	27,973	71	71
Cash and Cash Equivalents, Restricted Cash, Restricted Cash – Due to Customers, Accrued Interest Receivable/Payable, and Due to Customers
The carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.
Student Loans Receivable
The fair value of student loans receivable is estimated at amounts recently paid and/or received by the Company to acquire and/or sell similar loans in the market and/or the characteristics of the portfolio.
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
Derivative Instruments
The fair value of the derivative instruments, obtained from pricing models that consider current market conditions and the contractual terms of the derivative contract or counterparty valuations, was the estimated net amount that would have been paid or received to terminate the respective agreements.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
immediate settlement of the instrument. SFAS No. 107, Disclosures About Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.
14. Employee Benefit Plans
Defined Contribution Plans
The Company has 401(k) savings plans that cover substantially all of its U.S. employees. Employees may contribute up to 100% of their pre-tax salary, subject to IRS limitations. The Company made contributions to the plan of $3.2 million, $2.1 million, and $2.1 million during the years ended December 31, 2006, 2005, and 2004, respectively. Union Bank & Trust Company (“Union Bank”), an entity under common control with the Company, serves as the trustee for the plan.
Prior to joining the Company’s 401(k) plan, Peterson’s had a 401(k) savings plan in which employees were eligible to contribute up to 100% of their pre-tax salary, subject to IRS limitations. Peterson’s made contributions to the plan of approximately $53,000 for the period from July 27, 2006 (the Company’s date of acquisition of Peterson’s) to August 31, 2006 (the end date for the plan).
FACTS has a 401(k) savings plan in which employees may contribute up to 100% of their pre-tax salary, subject to IRS limitations. FACTS made contributions to the plan of approximately $367,000 for the year ended December 31, 2006 and $176,000 for the period from June 1, 2005 (the Company’s date of acquisition of FACTS) to December 31, 2005.
EDULINX has a deferred profit sharing plan under which employees are entitled to benefits as a function of base salary, age, and years of service. Permanent full-time and permanent part-time employees may join the plan after 12 months of continuous service. EDULINX made contributions to the plan of approximately $943,000, $785,000, and $89,000 for the years ended December 31, 2006 and 2005 and for the period from December 1, 2004 (the Company’s date of acquisition of EDULINX) to December 31, 2004, respectively.
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
A total of 1,000,000 Class A common stock shares are reserved for issuance under the employee share purchase plan, subject to equitable adjustment by the compensation committee in the event of stock dividends, recapitalizations, and other similar corporate events. All employees, other than those whose customary employment is 20 hours or less per week, who have been employed for at least six months, or another period determined by the Company’s compensation committee not in excess of two years, are eligible to purchase Class A common stock under the plan. During the years ended December 31, 2006, 2005, and 2004, the Company recognized compensation expense of approximately $311,000, $299,000, and $150,000 respectively, in connection with issuing 57,363 shares, 35,699 shares, and 18,844 shares, respectively, under this plan.
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
During the years ended December 31, 2006, 2005, and 2004, the Company issued 79,529 shares, 31,273 shares, and 4,300 shares, respectively, of its Class A common stock under the restricted stock plan. In addition, 1,256 shares, 650 shares, and 350 shares were forfeited in 2006, 2005, and 2004, respectively. To date, the shares issued under this plan vest in various amounts up to three years. The unearned compensation recorded in shareholders’ equity on the consolidated balance sheet as a result of issuing restricted stock with vesting requirements will be recognized as expense over the remaining vesting period. For the years ended December 31, 2006, 2005, and 2004, the Company recognized compensation expense of $2.2 million, $1.0 million, and approximately $17,000, respectively, related to shares issued under the restricted stock plan.
Employee Stock Purchase Loan Plan
During 2006, the Company entered into loan agreements with employees pursuant to the Company’s Employee Stock Purchase Loan Plan (the “Loan Plan”). The Loan Plan was approved by the Company’s board of directors and shareholders at the annual shareholders

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
meeting in May 2006. A total of $40.0 million in loans may be made under the Loan Plan, and a total of 1,000,000 shares of Class A common stock are reserved for issuance under the Loan Plan. Shares may be purchased directly from the Company or in the open market through a broker at prevailing market prices at the time of purchase. Proceeds from these loans issued in 2006 were used by the employees to purchase a total of 103,325 shares of the Company’s stock in the open market. The loans mature in 2016 and bear interest equal to the three-month LIBOR rate plus 50 basis points. At December 31, 2006, the balance of the loans granted under the Loan Plan was $2.8 million and is reflected as a reduction to stockholders’ equity on the consolidated balance sheet.
Nonemployee Directors Compensation Plan
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
During the years ended December 31, 2006, 2005, and 2004, the Company issued 8,133 shares, 8,222 shares, and 22,409 shares, respectively, of its Class A common stock to non-employee directors under this plan. These shares were issued to directors that elected to receive shares and did not defer receipt of the shares. In addition, during the years ended December 31, 2006 and 2005, 4,066 shares and 6,727 shares, respectively, were issued to directors that elected to defer receipt of their shares until their termination from the board of directors. The deferred shares are included in the Company’s 2006 and 2005 weighted average shares outstanding calculation. For the years ended December 31, 2006, 2005, and 2004, the Company recognized approximately $494,000, $471,000, and $529,000, respectively, of expense related to the issuance of shares under this plan.
Non-Pension Post-Retirement Benefit Plans
EDULINX has non-pension post-retirement plans that consist of health care and life insurance plans. As of December 31, 2006 and 2005, a liability related to these plans of $1.7 million and $1.2 million, respectively, is included in other liabilities on the accompanying consolidated balance sheets.
15. Commitments
The Company is committed under noncancelable operating leases for office and warehouse space and equipment. Total rental expense incurred by the Company for the years ended December 31, 2006, 2005, and 2004 was $16.3 million, $10.1 million, and $7.2 million, respectively. Minimum future rentals as of December 31, 2006, under noncancelable operating leases are shown below (dollars in thousands):

2007	$9,470
2008	7,365
2009	6,028
2010	3,989
2011	2,073
2012 and thereafter	3,318

$32,243

16. Related Parties
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
amount of $20.0 million. The Company allocated the consideration paid to Union Bank to loan premiums except for $260,000, which was allocated to loan origination rights.
The Company serviced loans for Union Bank of $26.5 million and $68.7 million as of December 31, 2006 and 2005, respectively. Income earned by the Company from servicing loans for Union Bank for the years ended December 31, 2006, 2005, and 2004 was $0.3 million, $1.3 million, and $5.4 million, respectively. As of December 31, 2006 and 2005, accounts receivable includes $0.1 million and $0.2 million, respectively, from Union Bank for loan servicing. The loan servicing terms with Union Bank were similar to those terms with unrelated entities.
During the years ended December 31, 2006, 2005, and 2004, the education lending subsidiaries purchased student loans of $577.8 million, $1.1 billion, which includes loans purchased in February 2005 as discussed above, and $657.8 million, respectively, from Union Bank. Premiums paid on these loans totaled $10.8 million, $31.9 million, and $13.6 million, respectively. The purchases from Union Bank were made on terms similar to those made with unrelated entities.
The Company has sold to Union Bank, as trustee, participation interests with balances of approximately $226.3 million and $321.3 million as of December 31, 2006 and 2005, respectively.
The Company participates in the Short-Term Federal Investment Trust (“STFIT”) of the Student Loan Trust Division of Union Bank, which is included in cash and cash equivalents held at a related party and restricted cash — due to customers on the accompanying consolidated balance sheets. As of December 31, 2006 and 2005, the Company had approximately $121.4 million and $109.1 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which approximately $54.0 million and $55.3 million, respectively, is cash collected for customers. The Company’s participation in the STFIT had similar terms and investment yields as those prevailing for other nonaffiliated customers. Interest income earned by the Company on the amounts invested in the STFIT for the years ended December 31, 2006, 2005, and 2004 was $7.9 million, $4.6 million, and $1.6 million, respectively.
During the years ended December 31, 2006, 2005, and 2004, Union Bank reimbursed the Company $2.0 million, $1.8 million, and $1.3 million, respectively, for marketing services and fees related to the Nebraska College Savings Plan.
During the year ended December 31, 2004, Union Bank paid the Company marketing income of $0.5 million, as a broker on a loan sale, which is included in other income in the accompanying consolidated statement of income. In addition, in 2004, Union Bank reimbursed the Company $0.9 million for student loan marketing services.
On October 13, 2006, the Company purchased its corporate headquarters building and assumed certain existing lease agreements pursuant to which Union Bank leases office and storage space. Union Bank paid the Company approximately $28,000 for commercial rent and storage income during 2006. The leases assumed by the Company provide for the lease to Union Bank of a total of approximately 15,060 square feet of office and storage space for a total rental amount of approximately $168,000 per year. The lease agreement expires on June 30, 2008, but is subject to options to extend the term of the lease for two periods of an additional five years each. Rental rates are subject to specified annual rental increases and additional rental increases based on increases in the cost of living measured by the National Consumer Price Index.
On March 1, 2006, the Company entered into an agreement to acquire participation interests in non-federally insured loans from First National Bank Northeast at a price equal to the outstanding principal balance and accrued interest of such loans. The term of this agreement is for 364 days. As of December 31, 2006, the balance of loans participated under this agreement was $1.3 million, and is included in student loans receivable on the Company’s balance sheet. A director, executive officer, and significant shareholder of the Company, Michael S. Dunlap, is a director and indirectly a significant shareholder of First National Bank Northeast.
During the years ended December 31, 2006, 2005, and 2004, the Company paid entities under common control with the Company $0.6 million, $0.5 million, and $0.4 million, respectively, for payroll costs and miscellaneous fees and commissions. During the years ended December 31, 2006, 2005, and 2004, entities under common control with the Company paid the Company $0.3 million, $0.4 million, and $0.3 million, respectively, for consulting services.
In 2004, the Company recorded a one-time gain of $3.0 million related to the sale of a fixed asset to an entity, of which a principal shareholder is a director of the Company. The gain is included in other income in the accompanying consolidated statement of income.
Premiere, an entity with 50% interest owned by the Company, provides the Company with certain collection services. During the years ended December 31, 2006, 2005, and 2004, the Company incurred collection fee expenses of approximately $380,000, $552,000, and

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
$121,000, respectively, for these services, which is included in other operating expenses in the accompanying consolidated statements of income. The Company also provided a $1.0 million operating line of credit to Premiere in June 2004 that is automatically renewable for 1 year terms. As of December 31, 2006 and 2005, Premiere owed the Company approximately $379,000, under this line of credit, which is included in other assets in the accompanying consolidated balance sheets.
The Company has an agreement with 5280, an entity with 50% voting interest owned by the Company through November 1, 2005, to provide certain software development and technology support services. During the period from January 1, 2005 through November 1, 2005 (the effective date of the Company’s remaining 50% acquisition of 5280) and the year ended December 31, 2004, the Company paid 5280 fees of $4.6 million and $3.9 million, respectively, for these services, which is included in salaries and benefits expense in the accompanying consolidated statements of income.
The Company has an agreement with FirstMark, an entity with 50% voting interest owned by the Company through November 1, 2005, whereby FirstMark has agreed to provide subcontracting servicing functions on the Company’s behalf with respect to private loan servicing. During the period from January 1, 2005 through November 1, 2005 (the effective date of the Company’s remaining 50% acquisition of FirstMark) and the year ended December 31, 2004, the Company paid FirstMark fees of $5.2 million and $6.5 million, respectively.
17. Segment Reporting
The Company has five operating segments as defined in SFAS No. 131 as follows: Asset Generation and Management, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services and List Management, and Software and Technical Services. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. During 2006, the Company changed the structure of its internal organization in a manner that caused the composition of its operating segments to change. All earlier years presented have been restated to conform to the 2006 operating segment presentation. The accounting policies of the Company’s operating segments are the same as those described in the summary of significant accounting policies. Intersegment revenues are charged by a segment to another segment that provides the product or service. The amount of intersegment revenue is based on comparable fees charged in the market. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management.
The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company’s chief operating decision maker, evaluates the performance of the Company’s operating segments based on their profitability. As discussed further below, management measures the profitability of the Company’s operating segments based on “base net income.” Accordingly, information regarding the Company’s operating segments is provided based on “base net income.” The Company’s “base net income” is not a defined term within GAAP and may not be comparable to similarly titled measures reported by other companies. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting.
The Company does not have an individual customer that accounted for more than 10 percent of its total revenue during the years ended December 31, 2006, 2005, and 2004. Substantially all of the Company’s revenues are earned from customers in the United States except for revenue generated from servicing Canadian student loans at EDULINX. For the years ended December 31, 2006 and 2005 and the period from December 1, 2004 (the date of the Company’s acquisition of EDULINX) to December 31, 2004, the Company recognized $69.0 million, $59.2 million, and $4.6 million, respectively, from Canadian student loan servicing customers. The business of servicing Canadian student loans by EDULINX is limited to a small group of servicing customers and the agreement with the largest of such customers is currently scheduled to expire on March 31, 2008. (See note 3 for further information concerning the loss of this customer). For the years ended December 31, 2006 and 2005 and the period from December 1, 2004 (the date of the Company’s acquisition of EDULINX) to December 31, 2004, the Company recognized $53.9 million, or 8.4%, $42.4 million, or 7.9%, and $3.3 million, or 0.6%, respectively, of its total consolidated revenue from this customer. The long-lived assets located in Canada related to EDULINX’ business are not significant.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Asset Generation and Management
In the Company’s Asset Generation and Management segment, the Company generates primarily federally guaranteed student loans, which are administered by the Department in the FFELP, through direct origination or through acquisitions. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose. Revenues are primarily generated from net interest income on the student loan assets. Earnings and earnings growth are directly affected by the size of the Company’s portfolio of student loans, the interest rate characteristics of its portfolio, the costs associated with financing, servicing, and managing its portfolio, and the costs associated with origination and acquisition of the student loans in the portfolio, which includes, among other things, borrower benefits and rebate fees paid to the federal government. The Company generates the majority of its earnings from the spread, referred to as its student loan spread, between the yield it receives on its student loan portfolio and the costs previously described. While the spread may vary due to fluctuations in interest rates, the special allowance payments the Company receives from the federal government ensure the Company receives a minimum yield on its student loans, so long as certain requirements are met.
Student Loan and Guaranty Servicing
The Student Loan and Guaranty Servicing segment provides for the servicing of the Company’s student loan portfolios and the portfolios of third parties and servicing provided to guaranty agencies. The servicing activities include application processing, underwriting, disbursement of funds, customer service, account maintenance, federal reporting and billing collections, payment processing, default aversion, claim filing, and recovery/collection services. These activities are performed internally for the Company’s portfolio in addition to generating fee revenue when performed for third-party clients. The following are the primary product and service offerings the Company offers as part of its Student Loan and Guaranty Servicing segment:
•	Origination and servicing of FFELP loans;

•	Origination and servicing of non-federally insured student loans;

•	Servicing and support outsourcing for guaranty agencies; and

•	Origination and servicing of loans under the Canadian government-sponsored student loan program.
Tuition Payment Processing and Campus Commerce
The Tuition Payment Processing and Campus Commerce segment provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to K-12 and post-secondary educational institutions, families, and students. In addition, this segment provides financial needs analysis for students applying for aid in private and parochial K-12 schools. This segment also provides customer-focused electronic transactions, information sharing, and account and bill presentment to educational institutions.
Enrollment Services and List Management
The Enrollment Services and List Management segment provides a wide range of direct marketing products and services to help schools and businesses reach the middle school, high school, college bound high school, college, and young adult market places. In addition, this segment offers enrollment products and services that are focused on helping i) education seeking families plan for and prepare for college and ii) colleges recruit and retain students.
Software and Technical Services
The Software and Technical Services segment uses internally developed student loan servicing software and also provides this software to third-party student loan holders and servicers. In addition, this segment provides information technology products and services, with core areas of business in student loan software solutions for schools, lenders, and guarantors; technical consulting services; and enterprise content management.
Segment Operating Results – “Base Net Income”
The tables below include the operating results of each of the Company’s operating segments. Management, including the chief operating decision maker, evaluates the Company on certain non-GAAP performance measures that the Company refers to as “base net income” for each operating segment. While “base net income” is not a substitute for reported results under GAAP, the Company relies on “base net income” to manage each operating segment because it believes this measure provides additional information regarding the operational and performance indicators that are most closely assessed by management.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
“Base net income” is the primary financial performance measures used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. Management believes this information provides additional insight into the financial performance of the core business activities of its operating segments. Accordingly, the tables presented below reflect “base net income,” which is the operating measure reviewed and utilized by management to manage the business. Reconciliation of the segment totals to the Company’s operating results in accordance with GAAP are also included in the tables below.
Segment Results and Reconciliations to GAAP

	Year ended December 31, 2006
		Student	Tuition	Enrollment					“Base net
	Asset	Loan	Payment	Services	Software		Corporate		income”
	Generation	and	Processing	and	and		Activity	Eliminations	Adjustments	GAAP
	and	Guaranty	and Campus	List	Technical	Total	and	and	to GAAP	Results of
	Management	Servicing	Commerce	Management	Services	Segments	Overhead	Reclassifications	Results	Operations

	(dollars in thousands)

Total interest income	$1,534,423	9,190	4,029	531	105	1,548,278	4,446	(2,858)	—	1,549,866
Interest expense	1,215,529	—	8	—	—	1,215,537	28,495	(2,858)	—	1,241,174

Net interest income	318,894	9,190	4,021	531	105	332,741	(24,049)	—	—	308,692

Less provision for loan losses	15,308	—	—	—	—	15,308	—	—	—	15,308

Net interest income after provision for loan losses	303,586	9,190	4,021	531	105	317,433	(24,049)	—	—	293,384

Other income (expense):
Loan and guarantee servicing income	—	190,563	—	—	—	190,563	—	—	—	190,563
Other fee-based income	11,867	—	35,090	55,361	—	102,318	—	—	—	102,318
Software services income	238	5	—	157	15,490	15,890	—	—	—	15,890
Other income	19,966	92	—	—	—	20,058	3,302	—	—	23,360
Intersegment revenue	—	63,545	503	1,000	17,877	82,925	662	(83,587)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(31,075)	(31,075)
Derivative settlements, net	18,381	—	—	—	—	18,381	5,051	—	—	23,432

Total other income (expense)	50,452	254,205	35,593	56,518	33,367	430,135	9,015	(83,587)	(31,075)	324,488

Operating expenses:
Salaries and benefits	53,036	115,430	17,607	15,510	22,063	223,646	32,977	(12,254)	1,747	246,116
Impairment expense	21,687	9,403	—	—	—	31,090	—	—	—	31,090
Other expenses	51,085	56,240	8,371	30,854	3,238	149,788	58,887	—	25,122	233,797
Intersegment expenses	52,857	12,577	1,025	17	—	66,476	4,857	(71,333)	—	—

Total operating expenses	178,665	193,650	27,003	46,381	25,301	471,000	96,721	(83,587)	26,869	511,003

Income (loss) before income taxes	175,373	69,745	12,611	10,668	8,171	276,568	(111,755)	—	(57,944)	106,869
Income tax expense (benefit) (a)	63,134	25,108	4,540	3,840	2,942	99,564	(40,836)	—	(20,256)	38,472

Net income (loss) before minority interest	112,239	44,637	8,071	6,828	5,229	177,004	(70,919)	—	(37,688)	68,397

Minority interest in subsidiary income	—	—	(242)	—	—	(242)	—	—	—	(242)

Net income (loss)	$112,239	44,637	7,829	6,828	5,229	176,762	(70,919)	—	(37,688)	68,155

Total assets	$26,174,592	798,248	177,105	152,962	29,359	27,332,266	37,268	(572,661)	—	26,796,873

(a)	Income taxes are based on a percentage of net income before tax for the individual operating segment.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Year ended December 31, 2005
		Student	Tuition	Enrollment					“Base net
	Asset	Loan	Payment	Services	Software		Corporate		income”
	Generation	and	Processing	and	and		Activity	Eliminations	Adjustments	GAAP
	and	Guaranty	and Campus	List	Technical	Total	and	and	to GAAP	Results of
	Management	Servicing	Commerce	Management	Services	Segments	Overhead	Reclassifications	Results	Operations

	(dollars in thousands)
Total interest income	$940,390	4,678	1,384	165	21	946,638	2,615	(45)	—	949,208
Interest expense	609,863	—	—	—	—	609,863	10,293	(45)	—	620,111

Net interest income	330,527	4,678	1,384	165	21	336,775	(7,678)	—	—	329,097

Less provision for loan losses	7,030	—	—	—	—	7,030	—	—	—	7,030

Net interest income after provision for loan losses	323,497	4,678	1,384	165	21	329,745	(7,678)	—	—	322,067

Other income (expense):
Loan and guarantee servicing income	—	152,493	—	—	—	152,493	—	—	—	152,493
Other fee-based income	9,053	—	14,239	12,349	—	35,641	—	—	—	35,641
Software services income	127	—	—	—	9,042	9,169	—	—	—	9,169
Other income	3,596	14	—	—	—	3,610	4,049	—	—	7,659
Intersegment revenue	—	42,798	—	139	5,848	48,785	408	(49,193)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	96,227	96,227
Derivative settlements, net	(17,008)	—	—	—	—	(17,008)	—	—	—	(17,008)

Total other income (expense)	(4,232)	195,305	14,239	12,488	14,890	232,690	4,457	(49,193)	96,227	284,181

Operating expenses:
Salaries and benefits	39,482	92,804	7,065	3,081	7,197	149,629	33,555	(10,452)	—	172,732
Other expenses	39,659	46,913	3,815	3,512	968	94,867	45,225	—	9,479	149,571
Intersegment expenses	33,070	5,196	99	—	(8)	38,357	384	(38,741)	—	—

Total operating expenses	112,211	144,913	10,979	6,593	8,157	282,853	79,164	(49,193)	9,479	322,303

Income (loss) before income taxes	207,054	55,070	4,644	6,060	6,754	279,582	(82,385)	—	86,748	283,945
Income tax expense (benefit) (a)	74,539	19,825	1,672	2,181	2,431	100,648	(31,251)	—	32,823	102,220

Net income (loss) before minority interest	132,515	35,245	2,972	3,879	4,323	178,934	(51,134)	—	53,925	181,725
Minority interest in subsidiary income	—	—	(603)	—	—	(603)	—	—	—	(603)

Net income (loss)	$132,515	35,245	2,369	3,879	4,323	178,331	(51,134)	—	53,925	181,122

Total assets	$22,327,023	505,957	90,794	41,649	23,178	22,988,601	58,173	(248,081)	—	22,798,693

(a)	Income taxes are based on a percentage of net income before tax for the individual operating segment.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Year ended December 31, 2004
		Student	Tuition	Enrollment					“Base net
	Asset	Loan	Payment	Services	Software		Corporate		income”
	Generation	and	Processing	and	and		Activity	Eliminations	Adjustments	GAAP
	and	Guaranty	and Campus	List	Technical	Total	and	and	to GAAP	Results of
	Management	Servicing	Commerce	Management	Services	Segments	Overhead	Reclassifications	Results	Operations

	(dollar in thousands)

Total interest income	$649,629	1,377	—	—	7	651,013	1,509	(94)	348	652,776
Interest expense	254,353	—	—	—	—	254,353	351	(94)	—	254,610

Net interest income	395,276	1,377	—	—	7	396,660	1,158	—	348	398,166

Less provision for loan losses	(529)	—	—	—	—	(529)	—	—	—	(529)

Net interest income after provision for loan losses	395,805	1,377	—	—	7	397,189	1,158	—	348	398,695

Other income (expense):
Loan and guarantee servicing income	32	99,890	—	—	—	99,922	208	—	—	100,130
Other fee-based income	7,027	—	—	—	—	7,027	—	—	—	7,027
Software services income	—	—	—	—	8,051	8,051	—	—	—	8,051
Other income	3,867	—	—	—	—	3,867	5,454	—	—	9,321
Intersegment revenue	—	36,707	—	—	3,932	40,639	640	(41,279)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(11,918)	(11,918)
Derivative settlements, net	(34,140)	—	—	—	—	(34,140)	—	—	—	(34,140)

Total other income (expense)	(23,214)	136,597	—	—	11,983	125,366	6,302	(41,279)	(11,918)	78,471

Operating expenses:
Salaries and benefits	37,111	67,266	—	667	6,066	111,110	31,838	(9,281)	—	133,667
Other expenses	35,169	24,246	—	132	705	60,252	40,064	—	8,768	109,084
Intersegment expenses	28,284	3,617	—	—	—	31,901	97	(31,998)	—	—

Total operating expenses	100,564	95,129	—	799	6,771	203,263	71,999	(41,279)	8,768	242,751

Income (loss) before income taxes	272,027	42,845	—	(799)	5,219	319,292	(64,539)	—	(20,338)	234,415
Income tax expense (benefit) (a)	98,913	15,579	—	(291)	1,898	116,099	(23,135)	—	(7,728)	85,236

Net income (loss) before minority interest	173,114	27,266	—	(508)	3,321	203,193	(41,404)	—	(12,610)	149,179

Minority interest in subsidiary income	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$173,114	27,266	—	(508)	3,321	203,193	(41,404)	—	(12,610)	149,179

Total assets	$14,819,857	320,309	—	—	5,893	15,146,059	62,665	(39,213)	—	15,169,511

(a)	Income taxes are based on a percentage of net income before tax for the individual operating segment.
Corporate Activity and Overhead in the previous tables primarily includes the following items:
•	Income earned on certain investment activities;

•	Interest expense incurred on unsecured debt transactions;

•	Other products and service offerings that are not considered operating segments; and

•	Corporate activities and overhead functions such as executive management, human resources, accounting and finance, legal, marketing, and corporate technology support.
The assets held at the corporate level are not identified with any of the operating segments. Accordingly, these assets are included in the reconciliation of segment assets to total consolidated assets. These assets consist primarily of cash, investments, property and equipment, and other assets.
The adjustments required to reconcile from the Company’s “base net income” measure to its GAAP results of operations relate to differing treatments for derivatives, foreign currency transaction adjustments, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects adjustments associated with these areas by operating segment and Corporate Activities and Overhead for the years ended December 31, 2006, 2005, and 2004:

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

	Year ended December 31, 2006
		Student	Tuition	Enrollment
	Asset	Loan	Payment	Services	Software	Corporate
	Generation	and	Processing	and	and	Activity
	and	Guaranty	and Campus	List	Technical	and
	Management	Servicing	Commerce	Management	Services	Overhead	Total
			(dollars in thousands)
Derivative market value, foreign currency, and put option adjustments (1)	$(5,483)	—	—	—	—	(25,592)	(31,075)
Amortization of intangible assets (2)	(7,617)	(5,701)	(5,968)	(4,573)	(1,263)	—	(25,122)
Non-cash stock based compensation related to business combinations (3)	—	—	—	—	—	(1,747)	(1,747)
Variable-rate floor income (4)	—	—	—	—	—	—	—
Net tax effect (5)	4,978	2,166	2,268	1,738	480	8,626	20,256

Total adjustments to GAAP	$(8,122)	(3,535)	(3,700)	(2,835)	(783)	(18,713)	(37,688)

	Year ended December 31, 2005
		Student	Tuition	Enrollment
	Asset	Loan	Payment	Services	Software	Corporate
	Generation	and	Processing	and	and	Activity
	and	Guaranty	and Campus	List	Technical	and
	Management	Servicing	Commerce	Management	Services	Overhead	Total
	(dollars in thousands)
Derivative market value, foreign currency, and put option adjustments (1)	$95,854	—	—	—	—	373	96,227
Amortization of intangible assets (2)	(1,840)	(2,410)	(2,350)	(2,032)	(847)	—	(9,479)
Non-cash stock based compensation related to business combinations (3)	—	—	—	—	—	—	—
Variable-rate floor income (4)	—	—	—	—	—	—	—
Net tax effect (5)	(35,726)	916	893	772	322	—	(32,823)

Total adjustments to GAAP	$58,288	(1,494)	(1,457)	(1,260)	(525)	373	53,925

	Year ended December 31, 2004
		Student	Tuition	Enrollment
	Asset	Loan	Payment	Services	Software	Corporate
	Generation	and	Processing	and	and	Activity
	and	Guaranty	and Campus	List	Technical	and
	Management	Servicing	Commerce	Management	Services	Overhead	Total
	(dollars in thousands)
Derivative market value, foreign currency, and put option adjustments (1)	$(11,918)	—	—	—	—	—	(11,918)
Amortization of intangible assets (2)	(395)	(1,353)	—	—	(7,020)	—	(8,768)
Non-cash stock based compensation related to business combinations (3)	—	—	—	—	—	—	—
Variable-rate floor income (4)	348	—	—	—	—	—	348
Net tax effect (5)	4,546	514	—	—	2,668	—	7,728

Total adjustments to GAAP	$(7,419)	(839)	—	—	(4,352)	—	(12,610)

(1)	Derivative market value, foreign currency, and put option adjustments: “Base net income” excludes the periodic unrealized gains and losses that are caused by the change in fair value on derivatives in which the Company does not qualify for “hedge treatment” under GAAP. Included in “base net income” are the economic effects of the Company’s derivative instruments, which includes any cash paid or received being recognized as an expense or revenue upon actual derivative settlements. “Base net income” also excludes the foreign currency transaction gains or losses caused by the re-measurement of the Company’s Euro-denominated bonds to U.S. dollars and the change in fair value of put options issued by the Company for certain business acquisitions.

(2)	Amortization of intangible assets: “Base net income” excludes the amortization of acquired intangibles.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

(3)	Non-cash stock based compensation related to business combinations: As discussed in note 4, the Company has structured certain business combinations in which the stock consideration paid has been dependent on the sellers’ continued employment with the Company. As such, the value of the consideration paid is recognized as compensation expense by the Company over the term of the applicable employment agreement. “Base net income” excludes this expense.

(4)	Variable-rate floor income: Loans that reset annually on July 1 can generate excess spread income compared with the rate based on the special allowance payment formula in declining interest rate environments. The Company refers to this additional income as variable-rate floor income. The Company excludes variable rate floor income from its “base net income” since its timing and amount (if any) is uncertain and it is in excess of expected spreads.

(5)	Tax effect computed at 38%. The change in the value of the put option (included in Corporate Activity and Overhead) is not tax effected as this is not deductible for income tax purposes.
18. Quarterly Financial Information (Unaudited)

	2006
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
	(dollars in thousands)
Net interest income	$86,252	86,212	72,356	63,872
Less provision for loan losses	9,618	2,190	1,700	1,800

Net interest income after provision for loan losses	76,634	84,022	70,656	62,072
Other income	70,625	67,040	97,699	96,767
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	44,007	35,815	(74,968)	(12,497)
Operating expenses	(108,247)	(114,272)	(128,842)	(159,642)
Income tax (expense) benefit	(30,711)	(26,852)	13,101	5,990
Minority interest in net earnings of subsidiaries	(242)	—	—	—

Net income (loss)	$52,066	45,753	(22,354)	(7,310)

Earnings (loss) per share, basic and diluted	$0.96	0.84	(0.42)	(0.14)

	2005
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
		(dollars in thousands)
Net interest income	$86,802	82,017	78,998	81,280
Less provision for loan losses	2,031	2,124	1,402	1,473

Net interest income after provision for loan losses	84,771	79,893	77,596	79,807
Other income	44,138	47,831	52,371	60,622
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	50,204	(57,373)	62,420	23,968
Operating expenses	(71,388)	(73,879)	(78,935)	(98,101)
Income tax (expense) benefit	(39,638)	1,755	(41,091)	(23,246)
Minority interest in net earnings of subsidiaries	—	—	(229)	(374)

Net income (loss)	$68,087	(1,773)	72,132	42,676

Earnings (loss) per share, basic and diluted	$1.27	(0.03)	1.34	0.79

19. Condensed Parent Company Financial Statements
The following represents the condensed balance sheets as of December 31, 2006 and 2005 and condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2006 for Nelnet, Inc.
The Company is limited in the amount of funds that can be transferred to it by its subsidiaries through intercompany loans, advances, or cash dividends. These limitations relate to the restrictions by trust indentures under the education lending subsidiaries debt financing

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
arrangements. The amounts of cash and investments restricted in the respective reserve accounts of the education lending subsidiaries are shown on the consolidated balance sheets as restricted cash and investments.
Balance Sheets
(Parent Company Only)

	As of December 31,
	2006	2005
	(dollars in thousands)
Assets:
Cash and cash equivalents	$43,783	34,489
Restricted cash — due to loan program customers	133,554	134,219
Investment in subsidiaries	991,471	658,032
Intangible assets, net	49,417	49,311
Accounts receivable	26,066	24,315
Other assets	595,814	278,777

Total assets	$1,840,105	1,179,143

Liabilities:
Notes payable	$936,464	372,000
Accrued interest payable	7,046	1,780
Other liabilities	91,191	21,652
Due to loan program customers	133,554	134,219

Total liabilities	1,168,255	529,651

Shareholders’ equity:
Common stock	525	540
Additional paid-in capital	182,846	220,432
Retained earnings	496,341	428,186
Unearned compensation	(5,168)	(86)
Employee notes receivable	(2,825)	—
Accumulated other comprehensive income, net of taxes	131	420

Total shareholders’ equity	671,850	649,492

Total liabilities and shareholders’ equity	$1,840,105	1,179,143

Statements of Income
(Parent Company Only)

	Year ended December 31,
	2006	2005	2004
	(dollars in thousands)
Operating revenues	$206,528	190,373	161,988
Operating expenses	186,399	132,341	116,257

Net operating income	20,129	58,032	45,731

Net interest income (expense)	(16,001)	(2,614)	1,505
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	11,497	79,707	(39,705)
Equity in earnings of subsidiaries	59,837	96,264	147,909
Income tax expense	7,307	50,267	6,261

Net income	$68,155	181,122	149,179

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
Statements of Cash Flows
(Parent Company Only)

	Year ended December 31,
	2006	2005	2004
	(dollars in thousands)
Cash flows from operating activities:
Net income	$68,155	181,122	149,179
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of business acquisitions:
Depreciation and amortization	8,258	1,953	240
Derivative market value adjustment	21,761	(97,004)	5,679
Proceeds from sale of floor contracts	8,580	—	—
Ineffectiveness of cash flow hedge	—	28	89
Non cash compensation expense	2,495	1,810	696
Equity in earnings of subsidiaries	(59,837)	(96,264)	(147,909)
(Income) loss from equity method investment	(491)	(91)	22
Increase in accounts receivable	(1,751)	(3,395)	(206)
Decrease (increase) in other assets	(316,679)	(159,764)	14,697
Increase (decrease) in accrued interest payable	5,266	1,780	(23)
Increase (decrease) in other liabilities	29,511	(1,115)	(21,775)

Net cash provided by (used in) operating activities	(234,732)	(170,940)	689

Cash flows from investing activities:
(Increase) decrease in restricted cash	—	10,018	(10,018)
Purchases of property and equipment, net	—	(3,760)	—
Purchase of loan origination rights	—	(9,020)	—
Business acquisitions, net of cash acquired	(13,130)	(92,231)	—
Consideration paid to expand customer relationships with College Access Network	—	(41,282)	—
Distribution from equity method investments	149	—	—
Purchase of equity method investment	—	—	(5,250)
Capital contributions to/from subsidiary, net	(240,732)	(37,703)	(121,115)

Net cash flows used in investing activities	(253,713)	(173,978)	(136,383)

Cash flows from financing activities:
Payments on note payable	—	—	(12,662)
Proceeds from issuance of notes payable	564,464	372,000	—
Payment of debt issuance costs	(3,156)	(3,058)	(175)
Repurchases of common stock	(62,389)	—	—
Loans to employees for purchases of common stock	(2,825)	—	—
Proceeds from issuance of common stock	1,645	961	312

Net cash flows provided by (used in) financing activities	497,739	369,903	(12,525)

Net increase (decrease) in cash and cash equivalents	9,294	24,985	(148,219)
Cash and cash equivalents, beginning of year	34,489	9,504	157,723

Cash and cash equivalents, end of year	$43,783	34,489	9,504

Supplemental cash flow information:
Income taxes paid, net of refunds	$(16,968)	28,525	17,056

Interest paid	$22,375	8,047	570

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
Generally, a student is eligible for loans made under the Federal Family Education Loan Program only if he or she:
•	has been accepted for enrollment or is enrolled in good standing at an eligible institution of higher education;

•	is carrying or planning to carry at least one-half the normal full-time workload, as determined by the institution, for the course of study the student is pursuing;

•	is not in default on any federal education loans;

•	has not committed a crime involving fraud in obtaining funds under the Higher Education Act, or if he or she has committed a crime, the funds have been fully repaid; and

•	meets other applicable eligibility requirements.
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
Types of loans
Four types of loans are currently available under the Federal Family Education Loan Program:
•	Subsidized Stafford Loans

•	Unsubsidized Stafford Loans

•	PLUS Loans

•	Consolidation Loans
These loan types vary as to eligibility requirements, interest rates, repayment periods, loan limits, and eligibility for interest subsidies and special allowance payments. Some of these loan types have had other names in the past. References to these various loan types include, where appropriate, their predecessors.

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
Subsidized Stafford Loans
General. Subsidized Stafford Loans are eligible for insurance and reinsurance under the Higher Education Act if the eligible student to whom the loan is made has been accepted or is enrolled in good standing at an eligible institution of higher education or vocational school and is carrying at least one-half the normal full-time workload at that institution. Subsidized Stafford Loans have limits as to the maximum amount which may be borrowed for an academic year and in the aggregate for both undergraduate and graduate or professional study. Both annual and aggregate limits exclude loans made under the PLUS Loan Program. The Secretary of Education has discretion to raise these limits to accommodate students undertaking specialized training requiring exceptionally high costs of education.
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
For Stafford Loans first disbursed to a “new” borrower for a period of enrollment beginning on or after January 1, 1981, but before September 13, 1983, the applicable interest rate is fixed at 9%.
For Stafford Loans first disbursed to a “new” borrower for a period of enrollment beginning on or after September 13, 1983, but before July 1, 1988, the applicable interest rate is fixed at 8%.
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
For Stafford Loans first disbursed before October 1, 1992, to a “new” borrower or to a borrower with an outstanding balance on a PLUS, SLS, or Consolidation Loan, but not a Stafford Loan, where the new loan is intended for a period of enrollment beginning on or after July 1, 1988, the applicable interest rate is as follows:
•	Original fixed interest rate of 8% for the first 48 months of repayment. Beginning on the first day of the 49th month of repayment, the interest rate increased to a fixed rate of 10% thereafter. Note that loans in this category were subject to excess interest rebates and have been converted to a variable interest rate based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 3.25%. The variable interest rate is adjusted annually on July 1. The maximum interest rate for loans in this category is 10%.
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
For Stafford Loans first disbursed on or after July 1, 1995, but before July 1, 1998, the applicable interest rate is as follows:
•	When the borrower is in school, in grace, or in an authorized period of deferment, the applicable interest rate is variable and is based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 2.5%. The variable interest rate is adjusted annually on July 1. The maximum interest rate is 8.25%.

•	When the borrower is in repayment or in a period of forbearance, the applicable interest rate is variable and is based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 3.1%. The variable interest rate is adjusted annually on July 1. The maximum interest rate is 8.25%.
For Stafford Loans first disbursed on or after July 1, 1998, but before July 1, 2006, the applicable interest rate is as follows:
•	When the borrower is in school, in grace, or in an authorized period of deferment, the applicable interest rate is variable and is based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 1.7%. The variable interest rate is adjusted annually on July 1. The maximum interest rate is 8.25%.

•	When the borrower is in repayment or in a period of forbearance, the applicable interest rate is variable and is based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 2.3%. The variable interest rate is adjusted annually on July 1. The maximum interest rate is 8.25%.

For Stafford Loans first disbursed on or after July 1, 2006, the applicable interest rate is fixed at 6.8%.
Unsubsidized Stafford Loans
General. The Unsubsidized Stafford Loan program was created by Congress in 1992 for students who do not qualify for Subsidized Stafford Loans due to parental and/or student income and assets in excess of permitted amounts. These students are entitled to borrow the difference between the Stafford Loan maximum for their status (dependent or independent) and their Subsidized Stafford Loan eligibility through the Unsubsidized Stafford Loan Program. The general requirements for Unsubsidized Stafford Loans are essentially the same as those for Subsidized Stafford Loans. The interest rate, the annual loan limits and the special allowance payment provisions of the Unsubsidized Stafford Loans are the same as the Subsidized Stafford Loans. However, the terms of the Unsubsidized Stafford Loans differ materially from Subsidized Stafford Loans in that the federal government will not make interest subsidy payments, and the loan limits are determined without respect to the expected family contribution. The borrower will be required to either pay interest from the time the loan is disbursed, or the accruing interest will be capitalized when repayment begins and during periods of deferment and forbearance. Unsubsidized Stafford Loans were not available before October 1, 1992. A student meeting the general eligibility requirements for a loan under the Federal Family Education Loan Program is eligible for an Unsubsidized Stafford Loan without regard to need.
Interest rates for Unsubsidized Stafford Loans. Unsubsidized Stafford Loans are subject to the same interest rate provisions as Subsidized Stafford Loans.
PLUS Loans
General. PLUS Loans are made to parents, and under certain circumstances spouses of remarried parents, of dependent undergraduate students. Effective July 1, 2006, graduate and professional students are also eligible borrowers under the PLUS program. For PLUS Loans made on or after July 1, 1993, the borrower must not have an adverse credit history as determined by criteria established by the Secretary of Education. The basic provisions applicable to PLUS Loans are similar to those of Stafford Loans with respect to the involvement of guarantee agencies and the Secretary of Education in providing federal insurance and reinsurance on the loans. However, PLUS Loans differ significantly, particularly from the Subsidized Stafford Loans, in that federal interest subsidy payments are not available under the PLUS Loan Program and special allowance payments are more restricted.
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
For PLUS Loans first disbursed on or after July 1, 2006, the applicable interest rate is fixed at 8.5%.
SLS Loans
General. SLS Loans were limited to graduate or professional students, independent undergraduate students, and dependent undergraduate students if the students’ parents were unable to obtain a PLUS Loan. Except for dependent undergraduate students, eligibility for SLS Loans was determined without regard to need. SLS Loans were similar to Stafford Loans with respect to the involvement of guarantee agencies and the Secretary of Education in providing federal insurance and reinsurance on the loans. However, SLS Loans differed significantly, particularly from Subsidized Stafford Loans, because federal interest subsidy payments were not available under the SLS Loan Program and special allowance payments were more restricted.
Interest rates for SLS Loans. The applicable interest rates on SLS Loans made before October 1, 1992, and on SLS Loans originally made at a fixed interest rate, which have been refinanced for purposes of securing a variable interest rate, are identical to the applicable interest rates described for PLUS Loans made before October 1, 1992.
For SLS Loans first disbursed on or after October 1, 1992, but before July 1, 1994, the applicable interest rate is as follows:
•	Beginning July 1, 2001, the applicable interest rate is variable and is based on the weekly average one-year constant maturity Treasury yield for the last calendar week ending on or before June 26 preceding July 1 of each year, plus 3.1%. The variable interest rate is adjusted annually on July 1. The maximum interest rate is 11%. Prior to July 1, 2001, SLS Loans in this category had interest rates which were based on the 52-week Treasury bill auctioned at the final auction held prior to the preceding June 1, plus 3.1%. The annual (July 1) variable interest rate adjustment was applicable prior to July 1, 2001, as was the maximum interest rate of 11%.
Consolidation Loans
General. The Higher Education Act authorizes a program under which certain borrowers may consolidate their various federally-insured education loans into a single loan insured and reinsured on a basis similar to Stafford Loans. Consolidation Loans may be obtained in an amount sufficient to pay outstanding principal, unpaid interest, late charges, and collection costs on federally-insured or reinsured student loans incurred under the Federal Family Education Loan and Direct Loan Programs, including PLUS Loans made to the consolidating borrower, as well as loans made under the Perkins Loan (formally National Direct Student Loan Program), FISL, Nursing Student Loan (NSL), Health Education Assistance Loan (HEAL), and Health Professions Student Loan (HPSL) Programs. To be eligible for a FFELP Consolidation Loan, a borrower must:

•	have outstanding indebtedness on student loans made under the Federal Family Education Loan Program and/or certain other federal student loan programs; and

•	be in repayment status or in a grace period on loans that are to be consolidated.
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
Interest rates for Consolidation Loans. For Consolidation Loans disbursed before July 1, 1994, the applicable interest rate is fixed at the greater of:
•	9%, or

•	The weighted average of the interest rates on the loans being consolidated, rounded to the nearest whole percent.
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
For Consolidation Loans on which the application is received by the lender between November 13, 1997, and September 30, 1998, inclusive, the applicable interest rate is variable according to the following:
•	For the portion of the Consolidation Loan which is comprised of FFELP, Direct, FISL, Perkins, HPSL, or NSL loans, the variable interest rate is based on the bond equivalent rate of the 91-day Treasury bills auctioned at the final auction before the preceding June 1, plus 3.1%. The variable interest rate for this portion of the Consolidation Loan is adjusted annually on July 1. The maximum interest rate for this portion of the Consolidation Loan is 8.25%. Note lenders that initially calculated a fixed interest rate for a Consolidation Loan for which the application was received between November 13, 1997, and September 30, 1998, inclusive, using the weighted average, as prescribed for Consolidation Loans disbursed on or after July 1, 1994, were required, no later than April 1, 1998, to recalculate the loans at the variable rate retroactively to the date the Consolidation Loan was disbursed, applying any credit to the borrower’s account.

•	For the portion of the Consolidation Loan which is attributable to HEAL Loans (if applicable), the variable interest rate is based on the average of the bond equivalent rates of the 91-day Treasury bills auctioned for the quarter ending June 30, plus 3.0%. The variable interest rate for this portion of the Consolidation Loan is adjusted annually on July 1. There is no maximum interest rate for the portion of a Consolidation Loan that is represented by HEAL Loans.
For Consolidation Loans on which the application is received by the lender on or after October 1, 1998, the applicable interest rate is determined according to the following:

•	For the portion of the Consolidation Loan which is comprised of FFELP, Direct, FISL, Perkins, HPSL, or NSL loans, the applicable interest rate is fixed and is based on the weighted average of the interest rates on the non-HEAL loans being consolidated, rounded up to the nearest one-eighth of one percent. The maximum interest rate for this portion of the Consolidation Loan is 8.25%.

•	For the portion of the Consolidation Loan which is attributable to HEAL Loans (if applicable), the applicable interest rate is variable and is based on the average of the bond equivalent rates of the 91-day Treasury bills auctioned for the quarter ending June 30, plus 3.0%. The variable interest rate for this portion of the Consolidation Loan is adjusted annually on July 1. There is no maximum interest rate for the portion of the Consolidation Loan that is represented by HEAL Loans.
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
Independent undergraduate students are subject to the same limits as those applicable to dependent students but are also eligible for additional Unsubsidized Stafford Loan amounts. Such amounts are increased by $4,000 for each of the first two years and by $5,000 for third-, fourth-, and fifth-year students. For students enrolled in programs of less than an academic year in length, the limits are generally reduced in proportion to the amount by which the programs are less than one year in length. A graduate or professional student may borrow up to $18,500 in an academic year where no more than $8,500 is representative of Subsidized Stafford Loan amounts. The maximum additional Unsubsidized Stafford Loan amount for graduate or professional students increases to $12,000 on July 1, 2007, making the total a graduate or professional student may borrow in an academic year $20,500, of which no more than $8,500 is representative of Subsidized Stafford Loan amounts.
The maximum aggregate amount of Subsidized Stafford and Unsubsidized Stafford Loans, including that portion of a Consolidation Loan used to repay such loans, which an undergraduate student may have outstanding is $23,000 ($46,000 for independent undergraduate students, of which only $23,000 may be Subsidized Stafford Loans). The maximum aggregate amount of Subsidized Stafford and Unsubsidized Stafford Loans, including the portion of a Consolidation Loan used to repay such loans, for a graduate or professional student, including loans for undergraduate education, is $138,500, of which only $65,500 may be Subsidized Stafford Loans. In some instances, schools may certify loan amounts in excess of the limits, such as for certain health professions students.
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
Effective February 8, 2006, the date of enactment of the Higher Education Reconciliation Act of 2005, schools with a cohort default rate of less than 10% for the three most recent fiscal years for which data is available (with the exception of foreign schools beginning July 1, 2006) are permitted to request disbursement in single installments and may be excused from the 30-day delayed delivery requirement applicable to first-time, first-year borrowers.
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
Deferment periods. No principal payments need be made during certain periods of deferment prescribed by the Higher Education Act. For a borrower who first obtained a Stafford or SLS loan which was disbursed before July 1, 1993, deferments are available:
•	during a period not exceeding three years while the borrower is a member of the Armed Forces, an officer in the Commissioned Corps of the Public Health Service or, with respect to a borrower who first obtained a student loan disbursed on or after July 1, 1987, or a student loan for a period of enrollment beginning on or after July 1, 1987, an active duty member of the National Oceanic and Atmospheric Administration Corps;

•	during a period not exceeding three years while the borrower is a volunteer under the Peace Corps Act;

•	during a period not exceeding three years while the borrower is a full-time paid volunteer under the Domestic Volunteer Act of 1973;

•	during a period not exceeding three years while the borrower is a full-time paid volunteer for an organization which is exempt from taxation under Section 501(c)(3) of the Internal Revenue Code;

•	during a period not exceeding two years while the borrower is serving an internship necessary to receive professional recognition required to begin professional practice or service, or a qualified internship or residency program;

•	during a period not exceeding three years while the borrower is temporarily totally disabled, as established by sworn affidavit of a qualified physician, or while the borrower is unable to secure employment because of caring for a dependent who is so disabled;

•	during a period not exceeding two years while the borrower is seeking and unable to find full-time employment;

•	during any period that the borrower is pursuing a full-time course of study at an eligible institution (or, with respect to a borrower who first obtained a student loan disbursed on or after July 1, 1987, or a student loan for a period of enrollment beginning on or after July 1, 1987, is pursuing at least a half-time course of study);

•	during any period that the borrower is pursuing a course of study in a graduate fellowship program;

•	during any period the borrower is receiving rehabilitation training services for qualified individuals, as defined by the Secretary of Education;

•	during a period not exceeding six months while the borrower is on parental leave; and

•	only with respect to a borrower who first obtained a student loan disbursed on or after July 1, 1987, or a student loan for a period of enrollment beginning on or after July 1, 1987, during a period not exceeding three years while the borrower is a full-time teacher in a public or nonprofit private elementary or secondary school in a “teacher shortage area” (as prescribed by the Secretary of Education), and during a period not exceeding one year for mothers, with preschool age children, who are entering or re-entering the work force and who are paid at a rate of no more than $1 per hour more than the federal minimum wage.
For a borrower who first obtains a loan on or after July 1, 1993, deferments are available:
•	during any period that the borrower is pursuing at least a half-time course of study at an eligible institution;

•	during any period that the borrower is pursuing a course of study in a graduate fellowship program;

•	during any period the borrower is receiving rehabilitation training services for qualified individuals, as defined by the Secretary of Education;

•	during a period not exceeding three years while the borrower is seeking and unable to find full-time employment; and

•	during a period not exceeding three years for any reason which has caused or will cause the borrower economic hardship. Economic hardship includes working full time and earning an amount that does not exceed the greater of the federal minimum wage or the poverty line for a family of two. Additional categories of economic hardship are based on the relationship between a borrower’s educational debt burden and his or her income, the receipt of payments from a state or federal public assistance program, or service in the Peace Corps.
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
Beginning with loans first disbursed on or after July 1, 2006, the maximum origination fee which may be charged to a Stafford Loan borrower will decrease according to the following schedule:
•	2% with respect to loans for which the first disbursement is made on or after July 1, 2006, and before July 1, 2007;

•	1.5% with respect to loans for which the first disbursement is made on or after July 1, 2007, and before July 1, 2008;

•	1.0% with respect to loans for which the first disbursement is made on or after July 1, 2008, and before July 1, 2009;

•	0.5% with respect to loans for which the first disbursement is made on or after July 1, 2009, and before July 1, 2010; and

•	0.0% with respect to loans for which the first disbursement is made on or after July 1, 2010.
An eligible lender is required to charge the borrower of a PLUS Loan an origination fee equal to 3% of the principal amount of the loan. These fees must be deducted proportionately from each disbursement of the PLUS Loan and must be remitted to the Secretary of Education.
Lender fee. The lender of any loan made under the Federal Family Education Loan Program on or after October 1, 1993, is required to pay to the Secretary of Education a fee equal to 0.5% of the principal amount of such loan. This fee cannot be charged to the borrower.
Rebate fee on Consolidation Loans. The holder of any Consolidation Loan made on or after October 1, 1993, is required to pay to the Secretary of Education a monthly fee equal to 0.0875% (1.05% per annum) of the principal and accrued interest on the Consolidation Loan. For loans made from applications received on or after October 1, 1998, and on or before January 31, 1999, the fee is reduced to 0.62%.
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

Date of Loans	Annualized SAP Rate

On or after October 1, 1981	T-Bill Rate less Applicable Interest Rate + 3.5%

On or after November 16, 1986	T-Bill Rate less Applicable Interest Rate + 3.25%

On or after October 1, 1992	T-Bill Rate less Applicable Interest Rate + 3.1%

On or after July 1, 1995	T-Bill Rate less Applicable Interest Rate + 3.1%(1)

On or after July 1, 1998	T-Bill Rate less Applicable Interest Rate + 2.8%(2)

On or after January 1, 2000	3 Month Commercial Paper Rate less Applicable Interest Rate + 2.34%(3)

(1)	Substitute 2.5% in this formula while such loans are in-school, grace or deferment status

(2)	Substitute 2.2% in this formula while such loans are in-school, grace or deferment status.

(3)	Substitute 1.74% in this formula while such loans are in-school, grace or deferment status.
PLUS, SLS and Consolidation Loans. The formula for special allowance payments on PLUS, SLS and Consolidation Loans are as follows:

Date of Loans	Annualized SAP Rate

On or after October 1, 1992	T-Bill Rate less Applicable Interest Rate + 3.1%

On or after January 1, 2000	3 Month Commercial Paper Rate less applicable Interest Rate + 2.64%
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
Recapture of excess interest. The Higher Education Reconciliation Act of 2005 provides that, with respect to a loan for which the first disbursement of principal is made on or after April 1, 2006, if the applicable interest rate for any three-month period exceeds the special allowance support level applicable to the loan for that period, an adjustment must be made by calculating the excess interest and crediting such amounts to the Secretary of Education on a quarterly basis. The amount of any adjustment of interest for any quarter will be equal to:
•	the applicable interest rate minus the special allowance support level for the loan, multiplied by

•	the average daily principal balance of the loan during the quarter, divided by

•	four
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
•	originated or acquired with funds obtained from the refunding of tax-exempt obligations issued prior to October 1, 1993, or

•	originated or acquired with funds obtained from collections on other loans made or purchased with funds obtained from tax-exempt obligations initially issued prior to October 1, 1993.
Amounts derived from recoveries of principal on loans eligible to receive a minimum 9 1/2% special allowance payment may only be used to originate or acquire additional loans by a unit of a state or local government, or non-profit entity not owned or controlled by or under common ownership of a for-profit entity and held directly or through any subsidiary, affiliate or trustee, which entity has a total unpaid balance of principal equal to or less than $100,000,000 on loans for which special allowances were paid in the most recent quarterly payment prior to September 30, 2005. Such entities may originate or acquire additional loans with amounts derived from recoveries of principal until December 31, 2010. Loans acquired with the proceeds of tax-exempt obligations originally issued after October 1, 1993, receive special allowance payments made on other loans. Beginning October 1, 2006, in order to receive 9 1/2% special allowance payments, a lender must undergo an audit arranged by the Secretary of Education attesting to proper billing for 9 1/2% payments on only eligible “first generation” and “second generation” loans. First generation loans include those loans acquired using funds directly from the issuance of the tax-exempt obligation. Second-generation loans include only those loans acquired using funds obtained directly from first-generation loans. Furthermore, the lender must certify compliance of its 9 1/2% billing on such loans with each request for payment.
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
Direct Loans
The Student Loan Reform Act of 1993 authorized a program of “direct loans” to be originated by schools with funds provided by the Secretary of Education. Under the Direct Loan Program, the Secretary of Education enters into agreements with schools, or origination agents in lieu of schools, to disburse loans with funds provided by the Secretary of Education. Participation in the program by schools is voluntary. The goals set forth in 1993 called for the Direct Loan Program to constitute 5% of the total volume of loans made under the Federal Family Education Loan Program and the Direct Loan Program for academic year 1994-1995, 40% for academic year 1995-1996, 50% for academic years 1996-1997 and 1997-1998, and 60% for academic year 1998-1999. No provision is made for the size of the Direct Loan Program thereafter. The 1998 Amendments removed references to the “phase-in” of the Direct Loan Program, including restrictions on annual limits for Direct Loan Program volume and the Secretary’s authority to select additional institutions to achieve balanced school representation. According to the recently released President’s Budget for Fiscal Year 2008, Direct Loans constituted 21% of total student loan volume in 2006 under both the Federal Family Education Loan Program and the Direct Loan Program.
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