Form 10-Q
period 2007-03-31
NELNET INC
filed 2007-05-10
CIK 1258602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


             FOR THE TRANSITION PERIOD FROM __________TO __________.


                        COMMISSION FILE NUMBER 001-31924


                                  NELNET, INC.
             (Exact name of registrant as specified in its charter)

                 NEBRASKA                                   84-0748903
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

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

As of April 30, 2007, there were 38,101,338 and 11,495,337 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively.

                                  NELNET, INC.
                                    FORM 10-Q
                                      INDEX
                                 MARCH 31, 2007



PART I. FINANCIAL INFORMATION
        Item 1.  Financial Statements                                          2
        Item 2.  Management's Discussion and Analysis of  Financial
                 Condition and Results of Operations                          20
        Item 3.  Quantitative and Qualitative Disclosures about Market Risk   47
        Item 4.  Controls and Procedures                                      50

PART II. OTHER INFORMATION
        Item 1.  Legal Proceedings                                            51
        Item 1A. Risk Factors                                                 52
        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  54
        Item 6.  Exhibits                                                     56

SIGNATURES                                                                    57

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 NELNET, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       AS OF             AS OF
                                                                   MARCH 31, 2007  DECEMBER 31, 2006
                                                                   --------------  -----------------
                                                                    (UNAUDITED)
ASSETS:
Student loans receivable (net of allowance for loan losses of
    $26,224 and $26,003, respectively)                            $ 25,013,045         23,789,552
Cash and cash equivalents:
    Cash and cash equivalents - not held at a related party             41,743             38,705
    Cash and cash equivalents - held at a related party                 78,825             67,381
                                                                   --------------  -----------------
       Total cash and cash equivalents                                 120,568            106,086
Restricted cash                                                      1,029,525          1,388,719
Restricted investments                                                 114,763            129,132
Restricted cash - due to customers                                      77,237            153,557
Accrued interest receivable                                            547,109            503,365
Accounts receivable, net                                                57,307             64,859
Goodwill                                                               191,214            191,420
Intangible assets, net                                                 154,176            162,994
Property and equipment, net                                             71,091             67,924
Other assets                                                            89,926             93,166
Fair value of derivative instruments                                   140,831            146,099
                                                                   --------------  -----------------
    Total assets                                                  $ 27,606,792         26,796,873
                                                                   ==============  =================
LIABILITIES:
Bonds and notes payable                                           $ 26,537,482         25,562,119
Accrued interest payable                                               114,791            120,211
Other liabilities                                                      257,230            261,163
Due to customers                                                        77,237            153,557
Fair value of derivative instruments                                     8,934             27,973
                                                                   --------------  -----------------
    Total liabilities                                               26,995,674         26,125,023
                                                                   --------------  -----------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value.  Authorized 50,000,000 shares;
    no shares issued or outstanding                                         --                 --
Common stock:
    Class A, $0.01 par value. Authorized 600,000,000 shares;
       issued and outstanding 38,097,623 shares as of March 31,
       2007 and 39,035,169 shares as of December 31, 2006                  381                390
    Class B, $0.01 par value.  Authorized 60,000,000 shares;
       issued and outstanding 11,495,377 shares as of March 31,
       2007 and 13,505,812 shares as of December 31, 2006                  115                135
Additional paid-in capital                                             110,254            182,846
Retained earnings                                                      507,596            496,341
Unearned compensation                                                   (4,909)            (5,168)
Employee notes receivable                                               (2,701)            (2,825)
Accumulated other comprehensive income, net of taxes                       382                131
                                                                   --------------  -----------------
    Total shareholders' equity                                         611,118            671,850
                                                                   --------------  -----------------
COMMITMENTS AND CONTINGENCIES
    Total liabilities and shareholders' equity                    $ 27,606,792         26,796,873
                                                                   ==============  =================

See accompanying notes to consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                     ---------------------------
                                                          2007          2006
                                                     -------------  ------------
INTEREST INCOME:
    Loan interest                                    $    397,054       325,660
    Investment interest                                    21,496        19,541
                                                     -------------  ------------
       Total interest income                              418,550       345,201

INTEREST EXPENSE:
    Interest on bonds and notes payable                   350,226       258,949
                                                     -------------  ------------
       Net interest income                                 68,324        86,252

    Less provision for loan losses                          2,753         9,618
                                                     -------------  ------------
       Net interest income after provision
         for loan losses                                   65,571        76,634
                                                     -------------  ------------
OTHER INCOME (EXPENSE):
    Loan and guarantee servicing income                    49,445        47,074
    Other fee-based income                                 40,029        18,155
    Software services income                                5,748         3,409
    Other income                                            6,931         1,987
    Derivative market value, foreign currency,
      and put option adjustments and derivative
      settlements, net                                     (7,890)       44,007
                                                     -------------  ------------
       Total other income                                  94,263       114,632
                                                     -------------  ------------
OPERATING EXPENSES:
    Salaries and benefits                                  70,009        57,684
    Other operating expenses:
       Depreciation and amortization                       11,740         9,405
       Advertising and marketing                           14,286         4,812
       Professional and other services                     10,271         7,816
       Occupancy and communications                         6,336         5,826
       Postage and distribution                             5,351         5,850
       Trustee and other debt related fees                  2,843         3,105
       Other                                               15,350        13,749
                                                     -------------  ------------
                   Total other operating expenses          66,177        50,563
                                                     -------------  ------------
                   Total operating expenses               136,186       108,247
                                                     -------------  ------------
                   Income before income taxes
                     and minority interest                 23,648        83,019

    Income tax expense                                      8,868        30,711
                                                     -------------  ------------
                  Income before minority interest          14,780        52,308

    Minority interest in subsidiary income                     --          (242)
                                                     -------------  ------------
                    Net income                       $     14,780        52,066
                                                     =============  ============
    Earnings per share, basic and diluted            $       0.29          0.96
                                                     =============  ============
    Weighted average shares outstanding,
      basic and diluted                                50,982,187    54,241,341
                                                     =============  ============

See accompanying notes to consolidated financial statements.

                                                     NELNET, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                (Dollars in thousands, except share data)
                                                              (unaudited)


                                Preferred   Common Stock Shares                 Class A     Class B   Additional
                                  Stock   -------------------------  Preferred    Common     Common     Paid-in    Retained
                                  Shares    Class A      Class B       Stock      Stock       Stock     Capital    Earnings
                                --------- ------------ ------------  ---------- ----------  --------- ----------- -----------
                                                           (Dollars in thousands, except share data)
Balance as of
December 31, 2005                   --     40,040,841   13,962,954  $      --         400        140     220,432     428,186
Comprehensive income:
    Net income                      --             --           --         --          --         --          --      52,066
    Other comprehensive
      income related
      to foreign
      currency translation          --             --           --         --          --         --          --          --

       Total comprehensive
         income
Issuance of common stock,
  net of forfeitures                --        368,147           --         --           3         --      21,290          --
Compensation expense for
  stock based awards                --             --           --         --          --         --          --          --
Conversion of common stock          --         20,000      (20,000)        --           1         (1)         --          --
                                --------- ------------ ------------  ---------- ----------  --------- ----------- -----------
Balance as of March 31, 2006        --     40,428,988   13,942,954   $     --         404        139     241,722     480,252
                                ========= ============ ============  ========== ==========  ========= =========== ===========

Balance as of December 31, 2006     --     39,035,169   13,505,812   $     --         390        135     182,846     496,341
Comprehensive income:
    Net income                      --             --           --         --          --         --          --      14,780
    Other comprehensive
    income:
       Foreign currency
         translation                --             --           --         --          --         --          --          --
       Non-pension
         postretirement benefit
         plan - amortization
         of actuarial
         loss and prior
         service costs              --             --           --         --          --         --          --          --

       Total comprehensive
         income
Cash dividend on
    Class A and Class B
    common stock -
    $0.07 per share                 --             --           --         --          --         --          --      (3,464)
Adjustment to adopt
    provisions of
    FASB Interpretation
    No. 48                          --             --           --         --          --         --          --         (61)
Issuance of common stock,
  net of forfeitures                --        113,091           --         --           1         --       2,838          --
Compensation expense for
  stock based awards                --             --           --         --          --         --          --          --
Repurchase of common stock          --     (3,061,072)          --         --         (30)        --     (75,430)         --
Conversion of common stock          --      2,010,435   (2,010,435)        --          20        (20)         --          --
Payments received on employee
    stock notes receivable          --             --           --         --          --         --          --          --
                                --------- ------------ ------------  ---------- ----------  --------- ----------- -----------
Balance as of March 31, 2007        --     38,097,623   11,495,377   $     --         381        115     110,254     507,596
                                ========= ============ ============  ========== ==========  ========= =========== ===========

Continued
                                                       Accumulated
                                Unearned   Employee       Other         Total
                                 Compen-     Notes    Comprehensive  Shareholders'
                                 Sation    Receivable    Income         Equity
                                --------- ----------- ------------  ---------------
                                     (Dollars in thousands, except share data)
Balance as of
December 31, 2005                    (86)         --          420          649,492
Comprehensive income:
    Net income                        --          --           --           52,066
    Other comprehensive
      income related
      to foreign
      currency translation            --          --          (31)             (31)
                                                                    ---------------
       Total comprehensive
         income                                                             52,035
Issuance of common stock,
  net of forfeitures              (5,979)         --           --           15,314
Compensation expense for
  stock based awards                 365          --           --              365
Conversion of common stock            --          --           --               --
                                --------- ----------- ------------  ---------------
Balance as of March 31, 2006      (5,700)         --          389          717,206
                                ========= =========== ============  ===============

Balance as of December 31, 2006   (5,168)     (2,825)         131          671,850
Comprehensive income:
    Net income                        --          --           --           14,780
    Other comprehensive
    income:
       Foreign currency
         translation                  --          --          252              252
       Non-pension
         postretirement benefi
         plan - amortization
         of actuarial
         loss and prior
         service costs                --          --           (1)              (1)
                                                                    ---------------
       Total comprehensive
         income                                                             15,031
Cash dividend on
    Class A and Class B
    common stock -
    $0.07 per share                   --          --           --           (3,464)
Adjustment to adopt
    provisions of
    FASB Interpretation
    No. 48                            --          --           --              (61)
Issuance of common stock,
  net of forfeitures                (499)         --           --            2,340
Compensation expense for
  stock based awards                 758          --           --              758
Repurchase of common stock            --          --           --          (75,460)
Conversion of common stock            --          --           --               --
Payments received on employee
    stock notes receivable            --         124           --              124
                                --------- ----------- ------------  ---------------
Balance as of March 31, 2007      (4,909)     (2,701)         382          611,118
                                ========= =========== ============  ===============

See accompanying notes to consolidated financial statements.


                            NELNET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                         2007          2006
                                                                    ------------- --------------
Net income                                                          $   14,780        52,066
Adjustments to reconcile net income to net cash
provided by operating activities, net of business acquisitions:
   Depreciation and amortization, including loan premiums and
     deferred origination costs                                         70,698        33,845
   Derivative market value adjustment                                   (3,613)      (50,278)
   Foreign currency transaction adjustment                              13,686        10,483
   Change in value of put options issued in business acquisitions        2,057           532
   Payments to terminate floor contracts                                (8,100)           --
   Gain on termination of floor contracts                               (2,058)           --
   Gain on sale of student loans                                        (1,786)         (481)
   Non-cash compensation expense                                           844           484
   Deferred income tax (benefit) expense                                (1,086)       16,370
   Provision for loan losses                                             2,753         9,618
   Other non-cash items                                                   (185)          381
   Increase in accrued interest receivable                             (43,744)      (45,510)
   Decrease (increase) in accounts receivable                            7,684        (2,809)
   Decrease in other assets                                              2,506         6,356
   (Decrease) increase in accrued interest payable                      (5,420)        7,542
   (Decrease) increase in other liabilities                             (4,026)        1,212
                                                                    -----------  ------------
     Net cash provided by operating activities                          44,990        39,811
                                                                    -----------  ------------
Cash flows from investing activities,
net of business acquisitions:
   Originations, purchases, and consolidations of
      student loans, including loan premiums
      and deferred origination costs                                (1,751,965)   (1,637,804)
   Purchases of student loans, including loan premiums,
     from a related party                                              (22,197)     (126,648)
   Net proceeds from student loan repayments,
     claims, capitalized interest, and other                           475,211       636,229
   Proceeds from sale of student loans                                  53,432        37,657
   Purchases of property and equipment, net                             (7,327)       (5,514)
   Decrease in restricted cash                                         359,194        72,960
   Purchases of restricted investments                                (124,690)     (210,552)
   Proceeds from maturities of restricted investments                  139,059       228,498
   Distribution from equity method investment                              100            --
   Business acquisitions, net of cash acquired                           1,883       (18,411)
                                                                    -----------  ------------
     Net cash used in investing activities                            (877,300)   (1,023,585)
                                                                    -----------  ------------
Cash flows from financing activities:
   Payments on bonds and notes payable                                (690,492)   (1,095,387)
   Proceeds from issuance of bonds and notes payable                 1,669,801     2,082,121
   Payments on notes payable due to a related party, net               (53,008)           --
   Payments of debt issuance costs                                      (1,369)       (5,544)
   Dividends paid                                                       (3,464)           --
   Proceeds from issuance of common stock                                  525           467
   Repurchases of common stock                                         (75,460)           --
   Payments received on employee stock notes receivable                    124            --
                                                                    -----------  ------------
     Net cash provided by financing activities                         846,657       981,657
                                                                    -----------  ------------

Effect of exchange rate fluctuations on cash                               135           (26)

     Net increase (decrease) in cash and cash equivalents               14,482        (2,143)

Cash and cash equivalents, beginning of period                         106,086       103,650
                                                                    -----------  ------------
Cash and cash equivalents, end of period                            $  120,568       101,507
                                                                    ===========  ============
Supplemental disclosures of cash flow information:
   Interest paid                                                    $  315,682       246,154
                                                                    ===========  ============
   Income taxes paid, net of refunds                                $      780         4,140
                                                                    ===========  ============

   Supplemental disclosures of noncash operating, investing, and financing activities regarding the Company's acquisitions are contained in note 4.

See accompanying notes to consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (INFORMATION AS OF MARCH 31, 2007 AND FOR THE THREE MONTHS ENDED
                      MARCH 31, 2007 AND 2006 IS UNAUDITED)
    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)


1.      BASIS OF FINANCIAL REPORTING

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the "Company") as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2006 and, in the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results for the year ending December 31, 2007. The unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts from 2006 have been reclassified to conform to the current period presentation.

2.    RECENT DEVELOPMENTS

DEPARTMENT OF EDUCATION SETTLEMENT

In June 2005, the Office of Inspector General of the U.S. Department of Education (the "OIG") commenced an audit of the portion of the Company's student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate based on provisions of the Higher Education Act and regulations and guidance of the U.S. Department of Education (the "Department") and related interpretations. On September 29, 2006, the Company received a final audit report from the OIG where the OIG found that an increase in the amount of 9.5% special allowance payments received by the Company was based on what the OIG deemed to be ineligible loans.

On January 19, 2007, the Company entered into a Settlement Agreement with the Department to resolve the OIG audit of the Company's portfolio of student loans receiving 9.5% special allowance payments. Under the terms of the Settlement Agreement, the Company is permitted to retain the 9.5% special allowance payments that it received from the Department prior to July 1, 2006. In addition, the Settlement Agreement eliminates all 9.5% special allowance payments with respect to the Company's portfolios of student loans for periods on and after July 1, 2006.

The Company disagrees with the OIG audit report, and continues to believe that it billed for the 9.5% special allowance payments in accordance with applicable laws, regulations, and the Department's previous guidance. As a part of the Settlement Agreement, the Company and the Department acknowledge a dispute exists related to guidance previously issued by the Department and the application of the existing laws and regulations related to the Company receiving certain 9.5% special allowance payments, and that the Settlement Agreement is based in part on the parties' desire to avoid costly litigation regarding that dispute. The new guidance provided to the Company in the Settlement Agreement eliminates all 9.5% special allowance payments for the Company. These loans will continue to receive special allowance payments using other applicable special allowance formulas.

INDUSTRY INVESTIGATIONS AND REGULATORY DEVELOPMENTS

Since January 2007, a number of state attorneys general and the U.S. Senate Committee on Health, Education, Labor, and Pensions have announced or are reportedly conducting broad inquiries or investigations of the activities of various participants in the student loan industry, including activities which may involve perceived conflicts of interest. The general focus of the inquiries or investigations to date has primarily been on any financial arrangements among student loan lenders and other industry participants which may facilitate increased volumes of student loans for particular lenders. Legislation addressing certain issues raised by these inquiries or investigations has recently been passed in New York, and similar federal legislation has been introduced. Like many other student loan lenders, the Company has received informal requests for information from certain state attorneys general and the Chairman of the U.S. Senate Committee on Health, Education, Labor, and Pensions in connection with their inquiries or investigations. In addition, the Company has received subpoenas for information from the New York Attorney General and the New Jersey Attorney General. In each case the Company is cooperating with the requests and subpoenas for information that it has received.

On April 20, 2007, the Company announced that it had agreed with the Nebraska Attorney General to voluntarily adopt a Nelnet Student Loan Code of Conduct, post a review of the Company's business practices on its website, and commit $1 million to help educate students and families on how to plan and pay for their education. While the Company cannot predict the ultimate outcome of any other inquiry or investigation, it is possible these inquiries or investigations may result in additional agreements. The Company currently believes that the ultimate resolution of these inquiries or investigations and regulatory developments will not have a material adverse effect on the Company's financial condition or ongoing operations.

3.    STUDENT LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Student loans receivable consist of the following:

                                                               AS OF             AS OF
                                                          MARCH 31, 2007   DECEMBER 31, 2006
                                                          --------------   -----------------
Federally insured loans                                   $ 24,392,160        23,217,321
Non-federally insured loans                                    224,870           197,147
                                                          -------------     -------------
                                                            24,617,030        23,414,468
Unamortized loan premiums and deferred origination costs       422,239           401,087
Allowance for loan losses - federally insured loans             (7,859)           (7,601)
Allowance for loan losses - non-federally insured loans        (18,365)          (18,402)
                                                          -------------     -------------
                                                          $ 25,013,045        23,789,552
                                                          =============     =============
Non-federally insured allowance as a percentage of
  ending balance of non-federally insured loans                 8.17%             9.33%
Total allowance as a percentage of
  ending balance of total loans                                 0.11%             0.11%

LOAN SALES

As part of the Company's asset management strategy, the Company periodically sells student loan portfolios to third parties. During the three months ended March 31, 2007 the Company sold $51.6 million (par value) of student loans resulting in the recognition of a gain of $1.8 million. The gain on the sale of the student loans is included in "other income" on the consolidated statement of income.

4.    BUSINESS ACQUISITIONS

The Company has positioned itself for growth by building a strong foundation through business and certain asset acquisitions. Although the Company's assets, loan portfolios, net interest income, and fee-based revenues increase through such transactions, a key aspect of each transaction is its impact on the Company's prospective organic growth and the development of its integrated platform of services. The acquisitions described below expand the Company's products and services offered to education and financial institutions and students and families throughout the education and education finance process. In addition, these acquisitions diversify the Company's asset generation streams and/or diversify revenue by offering other products and services that are not dependent on government programs, which management believes will reduce the Company's exposure to legislation and political risk. The Company also expects to reduce costs from theses acquisitions through economies of scale and by integrating certain support services. In addition, the Company expects to increase revenue from these acquisitions by offering multiple products and services to its customers.

During 2006, the Company (i) purchased the remaining 20% of the stock of FACTS Management Co. ("FACTS"), (ii) purchased the remaining 50% of the stock of infiNET Integrated Solutions, Inc. ("infiNET"), (iii) purchased 100% of the membership interests of CUnet, LLC ("CUnet"), and (iv) purchased certain assets and assumed certain liabilities (hereafter referred to as "Peterson's") from Thompson Learning Inc. These acquisitions were accounted for by the Company under purchase accounting and are described in footnote 4 in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. During the first quarter of 2007, the Company finalized the purchase price allocation of infiNET. The final purchase price allocation of infiNET is presented below. The Company is in the process valuing certain intangible assets of CUnet and Peterson's; thus, the allocation of the purchase price is subject to refinement. The Company's estimate of the value of certain intangible assets as of March 31, 2007 for CUnet and Peterson's is presented below.

INFINET INTEGRATED SOLUTIONS, INC.

On April 20, 2004, the Company purchased 50% of the stock of infiNET for $4.9 million. On February 17, 2006, the Company purchased the remaining 50% of the stock of infiNET. infiNET provides software for customer-focused electronic transactions, information sharing, and electronic account and bill presentment for colleges and universities. Consideration for the purchase of the remaining 50% of the stock of infiNET was $9.5 million in cash and 95,380 restricted shares of the Company's Class A common stock. Under the terms of the purchase agreement, the 95,380 shares of Class A common stock issued in the acquisition are subject to stock price guaranty provisions whereby if on or about February 28, 2011 the average market trading price of the Class A common stock is less than $104.8375 per share and has not exceeded that price for any 25 consecutive trading days during the 5-year period from the closing of the acquisition to February 28, 2011, then the Company must pay additional cash to the sellers of infiNET for each share of Class A common stock issued in an amount representing the difference between $104.8375 less the greater of $41.9335 or the gross sales price such seller obtained from a prior sale of the shares. In connection with the acquisition, the Company entered into employment agreements with two of the infiNET sellers, in which the guaranteed value related to the shares of Class A common stock issued is dependent on their continued employment with the Company. Accordingly, the guaranteed value associated with the shares of Class A common stock of $5.7 million issued to these employees was recorded as unearned compensation in the accompanying consolidated balance sheet and will be recognized by the Company as compensation expense over the three-year term of the employment agreements. The total purchase price recorded by the Company to acquire the remaining interest in infiNET was $13.8 million, which represents the $9.5 million in cash and $4.3 million attributable to the guaranteed value of the shares of Class A common stock issued to the infiNET shareholders other than the two shareholders who entered into employment agreements with the Company. Any cash paid by the Company in consideration of satisfying the guaranteed value of stock issued for this acquisition would be recorded by the Company as a reduction to additional paid-in capital.

Prior to purchasing the remaining 50% of the common stock of infiNET, the Company accounted for this investment under the equity method. The purchase of the remaining 50% of the stock of infiNET was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from January 31, 2006, the effective date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the remaining 50% of the stock of infiNET.

    Cash and cash equivalents                               $ 3,266
    Restricted cash - due to customers                       16,343
    Accounts receivable                                         558
    Intangible assets                                         4,172
    Property and equipment                                      134
    Other assets                                                576
    Excess cost over fair value of net assets
      acquired (goodwill)                                    12,474
    Due to customers                                        (16,343)
    Other liabilities                                        (2,334)
    Previously recorded investment in equity interest        (5,047)
                                                          ----------
                                                           $ 13,799
                                                          ==========

As of the date of acquisition, the $4.2 million of acquired intangible assets had a weighted average useful life of approximately seven years. The intangible assets that made up this amount included non-competition agreements of $2.0 million (5-year useful life), customer relationships of $1.6 million (10-year useful life), computer software of $0.4 million (5-year useful life), and trade names of $0.2 million (3-year useful life). All intangible assets are amortized using a straight-line amortization method with the exception of customer relationships. The customer relationships intangible asset is amortized over the period of projected revenues and expenses (cash flows) attributable to this asset as of the date of acquisition. Because of customer attrition, the estimated annual cash flows related to customer relationships diminish as time extends from the date of acquisition. As such, the Company uses an accelerated amortization method that reflects the pattern in which the estimated economic benefits of this acquired asset is used by the Company.

The $12.5 million of goodwill was assigned to the Tuition Payment Processing and Campus Commerce operating segment and is not expected to be deductible for tax purposes.

CUNET, LLC

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of valuing certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

         Accounts Receivable                         $    5,154
         Intangible assets                               14,962
         Property and equipment                             360
         Other assets                                       520
         Excess cost over fair value of net
           assets acquired (goodwill)                    23,868
         Other liabilities                               (4,776)
                                                      ----------
                                                     $   40,088
                                                      ==========

As of the date of acquisition, the $15.0 million of acquired intangible assets had a weighted-average useful life of approximately seven years. The intangible assets that made up this amount included customer relationships of $10.4 million (8-year useful life), non-competition agreements of $2.6 million (5-year useful life), trade names of $1.7 million (4-year useful life), and computer software of $0.3 million (3-year useful life). All intangible assets are amortized using a straight-line amortization method with the exception of customer relationships. The customer relationships intangible asset is amortized over the period of projected revenues and expenses (cash flows) attributable to this asset as of the date of acquisition. Because of customer attrition, the estimated annual cash flows related to customer relationships diminish as time extends from the date of acquisition. As such, the Company uses an accelerated amortization method that reflects the pattern in which the estimated economic benefits of this acquired asset is used by the Company.

The $23.9 million of goodwill was assigned to the Enrollment Services and List Management operating segment and is expected to be deductible for tax purposes.

PETERSON'S

On July 27, 2006, the Company purchased certain assets and assumed certain liabilities from Thomson Learning Inc. The initial consideration paid by the Company was $38.6 million in cash. The final purchase price of Peterson's was subject to certain purchase price adjustments as defined in the purchase price agreement. During the first quarter of 2007, the purchase price for Peterson's was finalized per the terms of the purchase agreement and the Company received a $2.2 million working capital settlement. As such, the total consideration paid by the Company for Peterson's was $36.4 million. Peterson's provides a comprehensive suite of education and career-related solutions in the areas of education search, test preparation, admissions, financial aid information, and career assistance. Peterson's reaches an estimated 105 million consumers annually with its publications and online information about colleges and universities, career schools, graduate programs, distance learning, executive training, private secondary schools, summer opportunities, study abroad, financial aid, test preparation, and career exploration resources. This acquisition was accounted for as a business combination under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of valuing certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

            Accounts receivable                       $   7,055
            Intangible assets                             3,714
            Property and equipment                        2,341
            Other assets                                  2,375
            Excess cost over fair value of net
              assets acquired (goodwill)                 35,114
            Other liabilities                           (14,173)
                                                       ---------
                                                      $  36,426
                                                       =========

As of the date of acquisition, the intangible assets consist of database content and computer software of $1.9 million and $1.8 million, respectively, and are being amortized using a straight-line amortization method over their estimated useful life of three years.

The $35.1 million of goodwill was assigned to the Enrollment Services and List Management operating segment and is expected to be deductible for tax purposes.

PRO FORMA INFORMATION

The following pro forma information presents the combined results of the Company as though the 2006 acquisitions of FACTS (20%), infiNET, CUnet, and Peterson's occurred as of the beginning of each reporting period. The pro forma information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of the period or that may be attained in the future. In addition, the pro forma information reflects the results of operations based on the Company's preliminary allocation of purchase price (where applicable).
                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                   2007           2006
                                               ------------- --------------

    Net interest income                        $     68,324         86,283
    Other income (expense) (a)                       94,263        131,113
    Net income                                       14,780         51,068

    Weighted average shares outstanding,
      basic and diluted                          50,982,187     54,356,254
    Earnings per share, basic and diluted      $       0.29           0.94


        (a) Other income (expense) includes derivative market value, foreign currency, and put option adjustments and net derivative settlements.

5.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

                                                         WEIGHTED
                                                          AVERAGE
                                                         REMAINING
                                                       USEFUL LIFE AS    AS OF      AS OF
                                                         OF MARCH 31,   MARCH 31, DECEMBER 31,
                                                             2007         2007        2006
                                                        -------------- ---------- ------------
Amortizable intangible assets:
  Customer relationships (net of accumulated
    amortization of $14,143 and $11,515, respectively)    124 months    $ 66,893     68,736
  Covenants not to compete (net of accumulated
    amortization of $11,542 and $9,559, respectively)     54 months       33,440     37,573
  Loan origination rights (net of accumulated
    amortization of $8,323 and $7,238, respectively)      65 months       26,485     27,571
  Student lists (net of accumulated amortization of
    $4,269 and $3,757, respectively)                      23 months        3,928      4,440
  Trade names (net of accumulated amortization of
    $506 and $363, respectively)                          36 months        1,604      1,746
  Computer software (net of accumulated
    amortization of $2,147 and $1,759, respectively)       15 months       3,036      3,578
  Other (net of accumulated amortization of $470 and
    $348, respectively)                                     9 months       1,691      2,251
                                                        -------------- ---------- -----------
        Total - amortizable intangible assets              89 months     137,077    145,895
                                                        ==============
Unamortizable intangible assets - trade names                             17,099     17,099
                                                                       ---------- -----------
                                                                        $154,176    162,994
                                                                       ========== ===========

The Company recorded amortization expense on its intangible assets of $6.9 million and $5.6 million for the three months ended March 31, 2007 and 2006, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As disclosed in note 4, the Company is in the process of obtaining third party valuations of certain intangible assets; however, as of March 31, 2007 the Company estimates it will record amortization expense as follows:

                   2007                $  20,552
                   2008                   25,851
                   2009                   22,130
                   2010                   18,170
                   2011                   12,841
                   2012 and thereafter    37,533
                                        ---------
                                       $ 137,077
                                        =========

The change in the carrying amount of goodwill by operating segment was as follows:

                                                            Tuition
                                    Asset                   Payment    Enrollment   Software
                                  Generation  Student Loan Processing   Services       and
                                     and     and Guaranty  and Campus   and List    Technical
                                  Management   Servicing   Commerce    Management   Services     Total
                                  ----------  ----------- -----------  ----------  ---------- -----------
Balance as of December 31, 2006   $  42,550          --       57,858      82,416       8,596     191,420
    Goodwill from prior period
       acquisition allocated
       during the period                 --          --          228        (434)         --        (206)
                                  ----------  ----------- -----------  ----------  ---------- -----------
Balance as of March 31, 2007      $  42,550          --       58,086      81,982       8,596     191,214
                                  ==========  =========== ===========  ==========  ========== ===========

6.     BONDS AND NOTES PAYABLE

The following tables summarize outstanding bonds and notes payable by type of instrument:

                                                             AS OF MARCH 31, 2007
                                                ---------------------------------------------
                                                  CARRYING    INTEREST RATE
                                                   AMOUNT        RANGE       FINAL MATURITY
                                                ------------- -------------  ----------------
Variable-rate bonds and notes (a):
    Bonds and notes based on indices            $ 16,126,370   3.70% - 6.06%  04/01/07 - 05/01/42
    Bonds and notes based on auction               2,435,820   3.58% - 5.40%  11/01/09 - 07/01/43
                                                -------------
          Total variable-rate bonds and notes     18,562,190

Commercial paper and other                         6,922,096   5.32% - 5.59%  05/11/07 - 11/28/07
Fixed-rate bonds and notes (a)                       376,394   5.20% - 6.68%  11/01/09 - 05/01/29
Unsecured fixed rate debt                            475,000   5.13% - 7.40%  06/01/10 - 09/29/36
Unsecured line of credit                             141,619   5.36% - 5.40%        4/27/07
Other borrowings                                      60,183   5.10% - 5.78%  06/29/07 - 11/01/15
                                                -------------
                                                $ 26,537,482
                                                =============
(a) Issued in securitization transactions

                                                           AS OF DECEMBER 31, 2006
                                                ---------------------------------------------
                                                  CARRYING   INTEREST RATE
                                                   AMOUNT        RANGE      FINAL MATURITY
                                                ------------ -------------  ----------------

Variable-rate bonds and notes (a):
    Bonds and notes based on indices            $ 16,622,385   3.63% - 6.08%  02/26/07 - 05/01/42
    Bonds and notes based on auction               2,671,370   3.63% - 5.45%  11/01/09 - 07/01/43
                                                ------------
          Total variable-rate bonds and notes     19,293,755

Commercial paper and other                         5,173,723   5.26% - 5.62%  05/11/07 - 10/17/08
Fixed-rate bonds and notes (a)                       403,431   5.20% - 6.68%  11/01/09 - 05/01/29
Unsecured fixed rate debt                            475,000   5.13% - 7.40%  06/01/10 - 09/29/36
Unsecured line of credit                             103,000   5.69% - 8.25%        08/19/10
Other borrowings                                     113,210   5.10% - 5.78%  06/29/07 - 11/01/15
                                                ------------
                                                $ 25,562,119
                                                ============

(a) Issued in securitization transactions

As of March 31, 2007, the Company had a loan warehousing capacity of $4.3 billion, of which $3.6 billion was outstanding, through bank supported commercial paper conduit programs. The Company had $0.7 billion in warehouse capacity available under its warehouse facilities as of March 31, 2007.

In August 2006, the Company established a $5.0 billion loan warehouse program under which it can issue one or more short-term extendable secured liquidity notes (the "Secured Liquidity Notes"). The Secured Liquidity Notes are secured by Federal Family Education Loan Program ("FFELP" or "FFEL Program") loans purchased in connection with the program. As of March 31, 2007, the Company had $3.4 billion of Secured Liquidity Notes outstanding and an additional $1.6 billion authorized for future issuance under this warehouse program.

On August 19, 2005, the Company entered into a credit agreement for a $500.0 million unsecured line of credit. As of March 31, 2007, there were no borrowings outstanding on this line and $500.0 million available for future use. On May 8, 2007, the Company amended this agreement to increase the line of credit to $750 million. The amended agreement terminates in May 2012.

On January 24, 2007, the Company established a $475 million unsecured commercial paper program. Under the program, the Company may issue commercial paper for general corporate purposes. The maturities of the notes issued under this program will vary, but may not exceed 397 days from the date of issue. Notes issued under this program will bear interest at rates that will vary based on market conditions at the time of issuance. As of March 31, 2007, there was $141.6 million outstanding under this program and $333.4 million available for future use.

As of March 31, 2007 and December 31, 2006, bonds and notes payable includes $55.1 million and $108.1 million of notes due, respectively, to Union Bank and Trust, an entity under common control with the Company. The Company has used the proceeds from these notes to invest in student loan assets via a participation agreement.

Notes issued in February 2006 and May 2006 included (euro)420.5 million and
(euro)352.7 million (500.0 million and 450.0 million in U.S. dollars, respectively) with variable interest rates initially based on a spread to EURIBOR (the "Euro Notes"). As of March 31, 2007 and 2006, the Euro Notes were recorded on the Company's balance sheet at $1.0 billion and $510.5 million, respectively. The increase in the principal amount of Euro Notes as a result of the fluctuation of the foreign currency exchange rate of $13.7 million and $10.5 million for the three months ended March 31, 2007 and 2006, respectively, is included in the "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" in the consolidated statements of operations. Concurrently with the issuance of the Euro Notes, the Company entered into cross-currency interest rate swaps which are further discussed in note 7.

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

INTEREST RATE SWAPS

The Company uses interest rate swaps to hedge fixed-rate student loan assets. The following table summarizes the outstanding interest rate swaps as of March 31, 2007 used by the Company to hedge its fixed-rate loan portfolio:

                                              Weighted average
                                Notional     fixed rate paid by
                Maturity         values         the Company
                -----------   -----------    ------------------

                   2008         $462,500             3.76 %
                   2009          312,500             4.01
                              -----------    ----------------
                  Total         $775,000             3.86 %
                              ===========    ================

As previously disclosed, the Company reached a Settlement Agreement with the Department to resolve the audit by the OIG of the Company's portfolio of student loans receiving 9.5% special allowance payments. Under the terms of the Agreement, the Company will no longer receive 9.5% special allowance payments. In consideration of not receiving the 9.5% special allowance payments on a prospective basis, the Company entered into a series of off-setting interest rate swaps that mirror the $2.45 billion in pre-existing interest rate swaps that the Company had utilized to hedge its loan portfolio receiving 9.5% special allowance payments against increases in interest rates. The net effect of the new offsetting derivatives is to lock in a series of future income streams on underlying trades through their respective maturity dates. The following table summarizes these derivatives is as of March 31, 2007:

                             Weighted                            Weighted
                            average fixed                     average fixed
               Notional     rate paid by         Notional     rate received by
 Maturity       Amount      the Company           Amount        the Company
------------  ------------  --------------      -----------   ----------------

   2007       $   512,500          3.42 %      $   512,500           5.25 %
   2010         1,137,500          4.25          1,137,500           4.75
   2012           275,000          4.31            275,000           4.76
   2013           525,000          4.36            525,000           4.80
              ------------  --------------      -----------   ----------------
              $ 2,450,000          4.11 %      $ 2,450,000           4.87 %
              ============  ==============      ===========   ================

BASIS SWAPS

On May 1, 2006, the Company entered into three, 10-year basis swaps with notional amounts of $500.0 million each in which the Company receives three-month LIBOR and pays one-month LIBOR less a spread as defined in the agreements. The effective dates of these agreements were November 25, 2006, December 25, 2006, and January 25, 2007.

On April 4, 2007, the Company entered into three, 2-year swaps with notional amounts of $1.0 billion each. For each swap, the Company receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the agreements. The effective dates of these agreements are May 27, 2008, June 25, 2008, and July 25, 2008. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets.

INTEREST RATE FLOOR CONTRACTS

In June 2006, the Company entered into interest rate floor contracts in which the Company received an upfront fee of $8.6 million. These contracts were structured to monetize on an upfront basis the potential floor income associated with certain consolidation loans. On January 30, 2007, the Company paid $8.1 million to terminate these interest rate floor contracts which resulted in the recognition of a $2.1 million gain that is included in other income on the consolidated statement of income.

CROSS-CURRENCY INTEREST RATE SWAPS

The Company entered into derivative instruments in 2006 as a result of the issuance of the Euro Notes as discussed in note 6. Under the terms of these derivative instrument agreements, the Company receives from a counterparty a spread to the EURIBOR index based on a notional amount of (euro)420.5 million and (euro)352.7 million, respectively, and pays a spread to the LIBOR index based on a notional amount of $500.0 million and $450.0 million, respectively. In addition, under the terms of these agreements, all principal payments on the Euro Notes will effectively be paid at the exchange rate in effect as of the issuance of these notes.

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

As of March 31, 2007, the net fair value of the Company's derivative portfolio was $131.9 million and the net decrease in the fair value of the Company's derivative portfolio included in "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" on the Company's consolidated statements of income resulted in a gain of $3.6 million and $50.3 million for the three months ended March 31, 2007 and 2006, respectively.

The following table summarizes the net derivative settlements for the three months ended March 31, 2007 and 2006, which are included in the "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" on the consolidated statements of income:

                                                Three months ended
                                            --------------------------
                                               March 31,     March 31,
                                                2007          2006
                                            ------------  ------------

        Interest rate swaps                  $    7,499         6,210
        Basis swaps                                  60          (314)
        Cross-currency interest rate swaps       (3,319)       (1,152)
                                            ------------  ------------
        Derivative settlements, net          $    4,240         4,744
                                            ============  ============

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

8.  SHAREHOLDERS' EQUITY

CONVERSION OF CLASS B COMMON STOCK

In February 2007, a principal shareholder gifted 10,435 shares of Class B common stock to a charitable organization. Per the articles of incorporation, these shares were voluntarily converted to Class A shares upon transfer. Also in February 2007, in anticipation of selling shares to the Company under the Company's stock repurchase program in a private transaction, a principal shareholder voluntarily converted 2,000,000 shares of Class B common stock to shares of Class A common stock.

STOCK REPURCHASE PROGRAM

In February 2007, the Company's Board of Directors increased the number of shares the Company is authorized to repurchase under a stock repurchase program from five million to 10 million shares of the Company's Class A common stock. The program has an expiration date of May 24, 2008. During the three months ended March 31, 2007, the Company repurchased 3,061,072 shares of Class A common stock, including 2,725,000 shares repurchased from certain members of management of the Company, for $75.5 million (average price of $24.65 per share) under this authority.

CASH DIVIDEND

On February 7, 2007, the Company's Board of Directors approved a cash dividend of $0.07 per share on the Company's Class A and Class B common stock which was paid on March 15, 2007 to shareholders of record as of March 1, 2007.

9.       INCOME TAXES

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Upon adoption, the Company recognized approximately $61,000 of tax liabilities for positions that were previously recognized, of which the Company accounted for as a reduction to retained earnings. Additionally, the adoption of FIN 48 resulted in the recognition of additional tax reserves for positions where there is uncertainty about the timing or character of such deductibility. These additional reserves were largely offset by increased deferred tax assets.

After considering the impact of adopting FIN 48, the Company had a $10.8 million reserve for uncertain income tax positions as of January 1, 2007. Movement in the reserve balance during the three months ended March 31, 2007 was not material. The Company currently anticipates such uncertain income tax positions will decrease by $3.7 million prior to March 31, 2008; however, actual developments in this area could differ from those currently expected. The majority of such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the statement of operations as part of the income tax provision.

The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of January 1, 2007, approximately $1.5 million in accrued interest and penalties was included in other liabilities. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits. The change in the accrual for interest and penalties for the three months ended March 31, 2007 was approximately $269,000.

The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. With few exceptions, the Company is not subject to federal or foreign income tax examinations for taxable years prior to 2003, or state and local examinations prior to 2002.

As a U.S. corporation, Nelnet, Inc. and its subsidiaries are subject to U.S. taxation, currently, on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on undistributed earnings on non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside of the United States. At March 31, 2007, $6.7 million of accumulated undistributed earnings of EDULINX Canada Corporation ("EDULINX"), the Company's only non-U.S. subsidiary, was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes (net of U.S. foreign tax credits) of approximately $552,000 would have to be provided if those earnings were remitted currently.

10.    SEGMENT REPORTING

The Company has five operating segments as defined in SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131") as follows: Asset Generation and Management, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services and List Management, and Software and Technical Services. The Company's operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. During 2006, the Company changed the structure of its internal organization in a manner that caused the composition of its operating segments to change. As a result, the presentation of segment financial information for the three months ended March 31, 2006, has been restated to conform to the current operating segment presentation. The accounting policies of the Company's operating segments are the same as those described in the summary of significant accounting policies included in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Intersegment revenues are charged by a segment to another segment that provides the product or service. The amount of intersegment revenue is based on comparable fees charged in the market. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

The management reporting process measures the performance of the Company's operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company's chief operating decision maker, evaluates the performance of the Company's operating segments based on their profitability. As discussed further below, management measures the profitability of the Company's operating segments based on "base net income." Accordingly, information regarding the Company's operating segments is provided based on "base net income." The Company's "base net income" is not a defined term within GAAP and may not be comparable to similarly titled measures reported by other companies. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting.

Substantially all of the Company's revenues are earned from customers in the United States except for revenue generated from servicing Canadian student loans at EDULINX. For the three months ended March 31, 2007 and 2006, the Company recognized $19.0 million and $16.8 million, respectively, from Canadian student loan servicing customers. The business of servicing Canadian student loans by EDULINX is limited to a small group of servicing customers and the agreement with the largest of such customers is currently scheduled to expire on March 31, 2008. For the three months ended March 31, 2007 and 2006, the Company recognized $14.9 million, or 9.2%, and $12.6 million, or 8.1%, respectively, of its total consolidated revenue from this customer.

ASSET GENERATION AND MANAGEMENT

In the Company's Asset Generation and Management segment, the Company generates primarily federally guaranteed student loans, which are administered by the Department in the FFELP, through direct origination or through acquisitions. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose. Revenues are primarily generated from net interest income on the student loan assets. Earnings and earnings growth are directly affected by the size of the Company's portfolio of student loans, the interest rate characteristics of its portfolio, the costs associated with financing, servicing, and managing its portfolio, and the costs associated with origination and acquisition of the student loans in the portfolio, which includes, among other things, borrower benefits and rebate fees paid to the federal government. The Company generates the majority of its earnings from the spread, referred to as its student loan spread, between the yield it receives on its student loan portfolio and the costs previously described. While the spread may vary due to fluctuations in interest rates, the special allowance payments the Company receives from the federal government ensure the Company receives a minimum yield on its student loans, so long as certain requirements are met.

STUDENT LOAN AND GUARANTY SERVICING

The Student Loan and Guaranty Servicing segment provides for the servicing of the Company's student loan portfolios and the portfolios of third parties and servicing provided to guaranty agencies. The servicing activities include application processing, underwriting, disbursement of funds, customer service, account maintenance, federal reporting and billing collections, payment processing, default aversion, claim filing, and recovery/collection services. These activities are performed internally for the Company's portfolio in addition to generating fee revenue when performed for third-party clients. The following are the primary product and service offerings the Company offers as part of its Student Loan and Guaranty Servicing segment:

        o   Origination and servicing of FFELP loans;
        o   Origination and servicing of non-federally insured student loans;
        o   Servicing and support outsourcing for guaranty agencies; and
        o Origination and servicing of loans under the Canadian government-sponsored student loan program.

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

SEGMENT OPERATING RESULTS - "BASE NET INCOME"

The tables below include the operating results of each of the Company's operating segments. Management, including the chief operating decision maker, evaluates the Company on certain non-GAAP performance measures that the Company refers to as "base net income" for each operating segment. While "base net income" is not a substitute for reported results under GAAP, the Company relies on "base net income" to manage each operating segment because it believes this measure provides additional information regarding the operational and performance indicators that are most closely assessed by management.

"Base net income" is the primary financial performance measure used by management to develop the Company's financial plans, track results, and establish corporate performance targets and incentive compensation. Management believes this information provides additional insight into the financial performance of the core business activities of the Company's operating segments. Accordingly, the tables presented below reflect "base net income," which is the operating measure reviewed and utilized by management to manage the business. Reconciliation of the segment totals to the Company's operating results in accordance with GAAP are also included in the tables below.

SEGMENT RESULTS AND RECONCILIATIONS TO GAAP

                                                        Three Months Ended March 31, 2007
                            --------------------------------------------------------------------------------------------------------
                                      Student   Tuition   Enrollment                                          "Base Net
                             Asset      Loan    Payment    Services  Software          Corporate Eliminations  income"
                           Generation    and   Processing    and       and              Activity      and    adjustments    GAAP
                              and     Guaranty and Campus    List   Technical  Total      and     Reclassifi-  to GAAP   Results of
                           Management Servicing Commerce  Management Services Segments  Overhead   cations     results   Operations
                            -------------------------------------------------------------------------------------------------------
 Total interest income   $   414,490     2,315    1,010        87       18    417,920      3,801     (3,171)         --     418,550
 Interest expense            341,658        --        5         2       --    341,665     11,732     (3,171)         --     350,226
                            ---------  -------- --------  -------- -------- ----------  --------  ---------  ---------- -----------
   Net interest income        72,832     2,315    1,005        85       18     76,255     (7,931)        --          --      68,324

 Less provision for
   loan losses                 2,753        --       --        --       --      2,753         --         --          --       2,753
                            ---------  -------- --------  -------- -------- ----------  --------  ---------  ---------- -----------
   Net interest income
     after provision
     for loan losses          70,079     2,315    1,005        85       18     73,502     (7,931)        --          --      65,571
                            ---------  -------- --------  -------- -------- ----------  --------  ---------  ---------- -----------
 Other income (expense):
      Loan and guarantee
         servicing income         --    49,445       --        --       --     49,445         --         --          --      49,445
      Other fee-based income   3,311        --   11,771    24,947       --     40,029         --         --          --      40,029
      Software services
       income                     --        --       --       130    5,618      5,748         --         --          --       5,748
      Other income             4,829        58        3        --       --      4,890      2,041         --          --       6,931
      Intersegment revenue        --    16,464      152       750    3,832     21,198      2,016    (23,214)         --          --
      Derivative market
      value,
         foreign currency,
         and put option
         adjustments              --        --       --        --       --         --         --         --     (12,130)    (12,130)
      Derivative
        settlements, net        (424)       --       --        --       --       (424)     4,664         --          --       4,240
                            ---------  -------- --------  -------- -------- ----------  -------- ----------  ---------- -----------
         Total other
           income (expense)    7,716    65,967   11,926    25,827    9,450    120,886      8,721    (23,214)    (12,130)     94,263
                            ---------  -------- --------  -------- -------- ----------  --------  ---------  ---------- -----------
 Operating expenses:
    Salaries and benefits      7,279    31,309    4,918     9,369    6,475     59,350     12,706     (2,524)        477      70,009
    Other expenses             8,265    15,353    2,160    14,559      784     41,121     18,138         --       6,918      66,177
    Intersegment expenses     16,636     3,318      374       156       --     20,484        206    (20,690)         --          --
                            ---------  -------- --------  -------- -------- ----------  --------  ---------  ---------- -----------
       Total operating
         expenses             32,180    49,980    7,452    24,084    7,259    120,955     31,050    (23,214)      7,395     136,186
                            ---------  -------- --------  -------- -------- ----------  --------  ---------  ---------- -----------
       Income (loss) before
         income taxes         45,615    18,302    5,479     1,828    2,209     73,433    (30,260)        --     (19,525)     23,648
 Income tax expense
  (benefit) (a)               17,105     6,863    2,055       686      828     27,537    (12,031)        --      (6,638)      8,868
                            ---------  -------- --------  -------- -------- ----------  --------  ---------  ---------- -----------
       Net income (loss)      28,510    11,439    3,424     1,142    1,381     45,896    (18,229)        --     (12,887)     14,780
                            =========  ======== ========  ======== ======== ==========  ========  =========  ========== ===========

        (a) Income taxes are based on a percentage of net income before tax for the individual operating segment.



                                                          Three Months Ended March 31, 2006
                            --------------------------------------------------------------------------------------------------------
                                       Student    Tuition  Enrollment                                          "Base Net
                              Asset     Loan      Payment   Services  Software          Corporate  Eliminations  income"
                            Generation   and     Processing   and       and               Activity     and     Adjustments  GAAP
                               and     Guaranty  and Campus   List    Technical Total       and    Reclassifi-  to GAAP  Results of
                            Management Servicing  Commerce Management Services Segments  Overhead    cations    results  Operations
                            --------------------------------------------------------------------------------------------------------

 Total interest income      $ 341,976    1,873       882       83        18    344,832       535     (166)         --     345,201
 Interest expense             253,833       --         1       --        --    253,834     5,281     (166)         --     258,949
                            ---------- --------  -------- --------  -------- ----------  -------- --------  ----------  ----------
      Net interest income      88,143    1,873       881       83        18     90,998    (4,746)      --          --      86,252

 Less provision for
   loan losses                  9,618       --        --       --        --      9,618        --       --          --       9,618
                            ---------- --------  -------- --------  -------- ----------  -------- --------  ----------  ----------
      Net interest income
         after provision
         for loan losses       78,525    1,873       881       83        18     81,380    (4,746)      --          --      76,634
                            ---------- --------  -------- --------  -------- ----------  -------- --------  ----------  ----------
 Other income (expense):
      Loan and guarantee
        servicing income           --   47,074        --       --        --     47,074        --       --          --      47,074
      Other fee-based income    2,899       --     9,654    5,602        --     18,155        --       --          --      18,155
      Software services
        income                     50       --        --        6     3,353      3,409        --       --          --       3,409
      Other income              1,642       21        --       --        --      1,663       324       --          --       1,987
      Intersegment revenue      --      14,513        --      752     3,920     19,185        41  (19,226)         --          --
      Derivative
         market value,
         foreign currency,
         and put option
         adjustments               --       --        --       --        --         --        --       --      39,263      39,263
      Derivative
       settlements, net         4,744       --        --       --        --      4,744        --       --          --       4,744
                            ---------- --------  -------- --------  -------- ----------  -------- --------  ----------  ----------
         Total other income
          (expense)             9,335   61,608     9,654    6,360     7,273     94,230       365  (19,226)     39,263     114,632
                            ---------- --------  -------- --------  -------- ----------  -------- --------  ----------  ----------
 Operating expenses:
      Salaries and benefits    11,771   28,054     3,955    1,178     4,716     49,674    10,183   (2,491)        318      57,684
      Other expenses           12,045   15,053     2,048    1,393       735     31,274    13,656       --       5,633      50,563
      Intersegment expenses    12,876    3,157        --       --        --     16,033       702  (16,735)         --          --
                            ---------- --------  -------- --------  -------- ----------  -------- --------  ----------  ----------
         Total operating
           expenses            36,692   46,264     6,003    2,571     5,451     96,981    24,541  (19,226)      5,951     108,247
                            ---------- --------  -------- --------  -------- ----------  -------- --------  ----------  ----------

       Income (loss) before
         income taxes          51,168   17,217     4,532    3,872     1,840     78,629   (28,922)      --      33,312      83,019
 Income tax expense
  (benefit) (a)                18,933    6,370     1,677    1,432       680     29,092   (11,242)      --      12,861      30,711
                            ---------- --------  -------- --------  -------- ----------  -------- --------  ----------  ----------
          Net income (loss)
          before minority
          interest             32,235   10,847     2,855    2,440     1,160     49,537   (17,680)      --      20,451      52,308

 Minority interest in
   subsidiary income               --       --      (242)      --        --       (242)       --       --          --        (242)
                            ---------- --------  -------- --------  -------- ----------  -------- --------  ----------  ----------
         Net income (loss)  $  32,235   10,847     2,613    2,440     1,160     49,295   (17,680)      --      20,451      52,066
                            ========== ========  ======== ========  ======== ==========  ======== ========  ==========  ==========

        (a) Income taxes are based on a percentage of net income before tax for the individual operating segment.

Corporate Activity and Overhead in the previous tables primarily includes the following items:

        o   Income earned on certain investment activities;
        o   Interest expense incurred on unsecured debt transactions;
        o Other products and service offerings that are not considered operating segments; and
        o Corporate activities and overhead functions such as executive management, human resources, accounting and finance, legal, marketing, and corporate technology support.

The assets held at the corporate level are not identified with any of the operating segments. Accordingly, these assets are included in the reconciliation of segment assets to total consolidated assets. These assets consist primarily of cash, investments, property and equipment, and other assets.

The adjustments required to reconcile from the Company's "base net income" measure to its GAAP results of operations relate to differing treatments for derivatives, foreign currency transaction adjustments, and certain other items that management does not consider in evaluating the Company's operating results. The following table reflects adjustments associated with these areas by operating segment and Corporate Activities and Overhead for the three months ended March 31, 2007 and 2006:

                                                                          Three Months Ended March 31, 2007
                                                  ----------------------------------------------------------------------------------
                                                               Student     Tuition    Enrollment
                                                    Asset       Loan       Payment    Services    Software    Corporate
                                                  Generation     and      Processing     and         and      Activity
                                                     and      Guaranty    and Campus    List      Technical      and
                                                  Management  Servicing   Commerce    Management  Services    Overhead       Total
                                                  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Derivative market value, foreign currency, and
      put option adjustments (1)                  $   6,214          --           --          --          --    5,916      12,130
Amortization of intangible assets (2)                 1,985       1,324        1,469       1,810         330       --       6,918
Non-cash stock based compensation related
      to business combinations (3)                       --          --           --          --          --      477         477
Variable-rate floor income (4)                           --          --           --          --          --                   --
Net tax effect (5)                                   (3,116)       (503)        (558)       (688)       (125)  (1,648)     (6,638)
                                                  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total adjustments to GAAP                         $   5,083         821          911       1,122         205    4,745      12,887
                                                  ==========  ==========  ==========  ==========  ==========  ==========  ==========

                                                                                Three Months Ended March 31, 2006
                                                  ----------------------------------------------------------------------------------
                                                               Student     Tuition    Enrollment
                                                    Asset       Loan       Payment    Services    Software    Corporate
                                                  Generation     and      Processing     and         and      Activity
                                                     and      Guaranty    and Campus    List      Technical      and
                                                  Management  Servicing   Commerce    Management  Services    Overhead       Total
                                                  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Derivative market value, foreign currency, and
      put option adjustments (1)                  $ (39,795)         --           --          --          --      532     (39,263)
Amortization of intangible assets (2)                 2,227       1,501        1,175        610          120       --       5,633
Non-cash stock based compensation related
      to business combinations (3)                       --          --           --          --          --      318         318
Variable-rate floor income (4)                           --          --           --          --          --       --          --
Net tax effect (5)                                   14,276        (570)        (446)       (232)        (46)    (121)     12,861
                                                  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total adjustments to GAAP                         $ (23,292)        931          729         378          74      729     (20,451)
                                                  ==========  ==========  ==========  ==========  ==========  ==========  ==========

        (1) Derivative market value, foreign currency, and put option adjustments: "Base net income" excludes the periodic unrealized gains and losses that are caused by the change in fair value on derivatives in which the Company does not qualify for "hedge treatment" under GAAP. Included in "base net income" are the economic effects of the Company's derivative instruments, which includes any cash paid or received being recognized as an expense or revenue upon actual derivative settlements. "Base net income" also excludes the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars and the change in fair value of put options issued by the Company for certain business acquisitions.

        (2) Amortization of intangible assets: "Base net income" excludes the amortization of acquired intangibles.

        (3) Non-cash stock based compensation related to business combinations: As discussed in note 4, the Company has structured certain business combinations in which the stock consideration paid has been dependent on the sellers' continued employment with the Company. As such, the value of the consideration paid is recognized as compensation expense by the Company over the term of the applicable employment agreement. "Base net income" excludes this expense.

        (4) Variable-rate floor income: Loans that reset annually on July 1 can generate excess spread income compared with the rate based on the special allowance payment formula in declining interest rate environments. The Company refers to this additional income as variable-rate floor income. The Company excludes variable rate floor income from its "base net income" since its timing and amount (if any) is uncertain and it is in excess of expected spreads.

        (5) Tax effect computed at 38%. The change in the value of the put option (included in Corporate Activity and Overhead) is not tax effected as this is not deductible for income tax purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006. ALL DOLLARS ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED).

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The discussion should be read in conjunction with the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This report contains forward-looking statements and information based on management's current expectations as of the date of this document. When used in this report, the words "anticipate," "believe," "estimate," "intend," and "expect" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and changes in the terms of student loans and the educational credit marketplace arising from the implementation of, or changes in, applicable laws and regulations, which may reduce the volume, average term, special allowance payments, and costs of yields on student loans under the Federal Family Education Loan Program ("FFELP" or "FFEL Program") or result in loans being originated or refinanced under non-FFEL programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. In addition, a larger than expected increase in third party consolidations of the Company's FFELP loans could materially adversely affect the Company's results of operations. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; changes in prepayment rates, guaranty rates, loan floor rates, and credit spreads; and the uncertain nature of the expected benefits from acquisitions and the ability to successfully integrate operations. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Additionally, financial projections may not prove to be accurate and may vary materially. The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report on Form 10-Q or unforeseen events. Although the Company may from time to time voluntarily update its prior forward-looking statements, it disclaims any commitment to do so except as required by securities laws.

OVERVIEW

The Company is an education planning and financing company focused on providing quality products and services to students, families, and schools nationwide. The Company is a vertically-integrated organization that offers a broad range of pre-college, in-college, and post-college products and services to its customers.

Built through a focus on long-term organic growth and further enhanced by strategic acquisitions, the Company earns its revenues from net interest income on its portfolio of student loans and from fee-based revenues related to its education finance and service operations.

During the three months ended March 31, 2007, the Company had solid asset growth, diversified its revenue streams, increased fee-based revenue, and deployed capital by repurchasing shares of the Company's stock and paying its first quarterly dividend.

        o Student loan assets increased by $3.7 billion, or 17%, as of March 31, 2007 compared to March 31, 2006.

        o Fee-based revenue for the three months ended March 31, 2007 was $95.2 million, or 58% of total revenues, compared to $68.6 million, or 44% of total revenues, for the same period in 2006.

        o The Company repurchased 3.1 million shares of its Class A common stock, including 2.7 million from certain members of management, for an average price of $24.65 per share. The Company has the authority to repurchase an additional 5.0 million shares under its existing stock repurchase program.

        o On February 7, 2007, the Company's Board of Directors approved a cash dividend of $0.07 per share on the Company's Class A and Class B common stock which was paid by the Company on March 15, 2007 to shareholders of record as of March 1, 2007.

Net income reported based on generally accepted accounting principles for the three months ended March 31, 2007 was $14.8 million compared to $52.1 million for the same period in 2006. The change in net income was driven primarily by the change in the derivative market value, foreign currency, and put option adjustments, and not receiving 9.5% special allowance payments in accordance with the Company's Settlement Agreement with the Department in January 2007.

RESULTS OF OPERATIONS

The Company's operating results are primarily driven by the performance of its existing portfolio, the cost necessary to generate new assets, the revenues generated by its fee based business, and the cost to provide those services. The performance of the Company's portfolio is driven by net interest income and losses related to credit quality of the assets along with the cost to administer and service the assets and related debt.

ACQUISITIONS

Management believes the Company's business and asset acquisitions in recent years have enhanced the Company's position as a vertically-integrated industry leader and established a strong foundation for growth. Although the Company's assets, loan portfolios, and fee-based revenues increased through such transactions, a key aspect of each transaction is its impact on the Company's prospective organic growth and the development of its integrated platform of services. Management believes these acquisitions allow the Company to expand the products and services offered to educational and financial institutions and students and families throughout the education and education finance process. In addition, these acquisitions diversify the Company's asset generation streams and/or diversify revenue by offering other products and services that are not dependent on government programs, which management believes will reduce the Company's exposure to legislation and political risk. The Company also expects to reduce costs from these acquisitions through economies of scale and by integrating certain support services. In addition, the Company expects to increase revenue from these acquisitions by offering multiple products and services to its customers. As a result of these recent acquisitions and the Company's rapid organic growth, the period-to-period comparability of the Company's results of operations may be difficult.

NET INTEREST INCOME

The Company generates a significant portion of its earnings from the spread, referred to as its student loan spread, between the yield the Company receives on its student loan portfolio and the cost of funding these loans. This spread income is reported on the Company's consolidated statements of income as net interest income. The amortization of loan premiums, including capitalized costs of origination, the consolidation loan rebate fee, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company's statements of income. The amortization of debt issuance costs is included in interest expense on the Company's statements of income.

The Company's portfolio of FFELP loans originated prior to April 1, 2006 earns interest at the higher of a variable rate based on the special allowance payment
(SAP) formula set by the U.S. Department of Education (the "Department") and the borrower rate. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. As a result of one of the provisions of the Higher Education Reconciliation Act of 2005 ("HERA"), the Company's portfolio of FFELP loans originated on or after April 1, 2006 earns interest at a variable rate based on the SAP formula. For the portfolio of loans originated on or after April 1, 2006, when the borrower rate exceeds the variable rate based on the SAP formula, the Company must return the excess to the Department.

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

PROVISION FOR LOAN LOSSES

Management estimates and establishes an allowance for loan losses through a provision charged to expense. Losses are charged against the allowance when management believes the collectibility of the loan principal is unlikely. Recovery of amounts previously charged off is credited to the allowance for loan losses. Management maintains the allowance for federally insured and non-federally insured loans at a level believed to be adequate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective because it requires estimates that may be susceptible to significant changes. The Company analyzes the allowance separately for its federally insured loans and its non-federally insured loans.

Management bases the allowance for the federally insured loan portfolio on periodic evaluations of the Company's loan portfolios, considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. One of the changes to the Higher Education Act as a result of HERA's enactment in February 2006, was to lower the guarantee rates on FFELP loans, including a decrease in insurance and reinsurance on portfolios receiving the benefit of the Exceptional Performance designation by 1%, from 100% to 99% of principal and accrued interest (effective July 1, 2006), and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by 1%, from 98% to 97% of principal and accrued interest (effective for all loans first disbursed on and after July 1, 2006). In February 2006, as a result of the change in these legislative provisions, the Company recorded an expense of $6.9 million ($4.3 million after tax) to increase the Company's allowance for loan losses.

In September 2005, the Company was re-designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company receives 99% reimbursement (100% reimbursement prior to July 1, 2006) on all eligible FFELP default claims submitted for reimbursement. Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are eligible for the 99% reimbursement. As of March 31, 2007, 99.9% of the Company's federally insured loans were serviced by providers designated as Exceptional Performers. If the Company or a third party servicer were to lose its Exceptional Performer designation, either by a legislative discontinuance of the program or the Company or third party servicer not meeting the required servicing standards or failing to get re-designated during the annual application process, loans serviced by the Company or such third party would become subject to the 3% risk sharing for all claims submitted after loss of the designation (2% risk sharing effective for all loans disbursed prior to July 1, 2006).

In June 2006, the Company submitted its application for Exceptional Performer redesignation to the Department to continue receiving reimbursements at the 99% level for the 12-month period from June 1, 2006 through May 31, 2007. As of the date of this Report, the Department has not notified the Company of its redesignation. Until the Department confirms or denies the Company's application for renewal, the Company continues to receive the benefit of the Exceptional Performer designation. It is the opinion of the Company's management, based on information currently known, that there is no reason to believe the Company's application will be rejected. If the Department rejected the Company's application for Exceptional Performer status, the Company would have to establish a provision for loan losses related to the risk sharing on those loans that the Company services internally. Based on the balance of federally insured loans outstanding as of March 31, 2007, this provision would be approximately $15.1 million.

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

LOAN AND GUARANTY SERVICING INCOME - Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value or number of loans serviced for each customer. Guaranty servicing fees are calculated based on the number of loans serviced or amounts collected. Revenue is recognized when earned pursuant to applicable agreements, and when ultimate collection is assured.

OTHER FEE-BASED INCOME - Other fee-based income includes borrower late fee income, payment management fees, the sale of lists and print products, and subscription-based products and services. Borrower late fee income earned by the Company's education lending subsidiaries is recognized when payments are collected from the borrower. Fees for payment management services are recognized over the period in which services are provided to customers. Revenue from the sale of lists and printed products is generally earned and recognized, net of estimated returns, upon shipment or delivery. Revenues from the sales of subscription-based products and services are recognized ratably over the term of the subscription. Subscription revenue received or receivable in advance of the delivery of services is included in deferred revenue.

SOFTWARE SERVICES - Software services income is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products. Computer and software consulting services are recognized over the period in which services are provided to customers.

Other income also includes the derivative market value and foreign currency adjustments and derivative net settlements from the Company's derivative instruments and Euro Notes as further discussed in Item 3, "Quantitative and Qualitative Disclosures about Market Risk." The change in the fair value of put options (issued as part of the consideration for certain business combinations) is also included in other income.

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

RECENT DEVELOPMENTS

In June 2005, the Office of Inspector General of the U.S. Department of Education (the "OIG") commenced an audit of the portion of the Company's student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate based on provisions of the Higher Education Act and regulations and guidance of the Department and related interpretations. On September 29, 2006, the Company received a final audit report from the OIG where the OIG found that an increase in the amount of 9.5% special allowance payments received by the Company was based on what the OIG deemed to be ineligible loans.

On January 19, 2007, the Company entered into a Settlement Agreement with the Department to resolve the OIG audit of the Company's portfolio of student loans receiving 9.5% special allowance payments. Under the terms of the Settlement Agreement, the Company is permitted to retain the 9.5% special allowance payments that it received from the Department prior to July 1, 2006. In addition, the Settlement Agreement eliminates all 9.5% special allowance payments with respect to the Company's portfolios of student loans for periods on and after July 1, 2006.

The Company disagrees with the OIG audit report, and continues to believe that it billed for the 9.5% special allowance payments in accordance with applicable laws, regulations, and the Department's previous guidance. As a part of the Settlement Agreement, the Company and the Department acknowledge a dispute exists related to guidance previously issued by the Department and the application of the existing laws and regulations related to the Company receiving certain 9.5% special allowance payments, and that the Settlement Agreement is based in part on the parties' desire to avoid costly litigation regarding that dispute. The new guidance provided to the Company in the Settlement Agreement eliminates all future 9.5% special allowance payments for the Company. These loans will continue to receive special allowance payments using other applicable special allowance formulas.

The Company believes the prospective loss of the 9.5% special allowance payments will not have a material adverse affect on the Company's operations. In addition, the Company does not expect the Settlement Agreement to have any material adverse effect on the outstanding debt obligations issued by the Company's education lending subsidiaries in the securitization of student loan assets. The Settlement Agreement resolves all issues between the Company and the Department that arise out of or relate to the contents of the OIG audit report and the Department's review of the issues raised therein. The Settlement Agreement does not preclude any other government agency from reviewing the issues raised in the OIG audit report.

INDUSTRY INVESTIGATIONS AND REGULATORY DEVELOPMENTS

Since January 2007, a number of state attorneys general and the U.S. Senate Committee on Health, Education, Labor, and Pensions have announced or are reportedly conducting broad inquiries or investigations of the activities of various participants in the student loan industry, including activities which may involve perceived conflicts of interest. The general focus of the inquiries or investigations to date has primarily been on any financial arrangements among student loan lenders and other industry participants which may facilitate increased volumes of student loans for particular lenders. Legislation addressing certain issues raised by these inquiries or investigations has recently been passed in New York, and similar federal legislation has been introduced. Like many other student loan lenders, the Company has received informal requests for information from certain state attorneys general and the Chairman of the U.S. Senate Committee on Health, Education, Labor, and Pensions in connection with their inquiries or investigations. In addition, the Company has received subpoenas for information from the New York Attorney General and the New Jersey Attorney General. In each case the Company is cooperating with the requests and subpoenas for information that it has received.

On April 20, 2007, the Company announced that it had agreed with the Nebraska Attorney General to voluntarily adopt a Nelnet Student Loan Code of Conduct, post a review of the Company's business practices on its website, and commit $1 million to help educate students and families on how to plan and pay for their education. While the Company cannot predict the ultimate outcome of any other inquiry or investigation, it is possible these inquiries or investigations may result in additional agreements. The Company currently believes that the ultimate resolution of these inquiries or investigations and regulatory developments will not have a material adverse effect on the Company's financial condition or ongoing operations.

EDULINX - LOSS OF SERVICING CONTRACT

Under its existing contract with the Government of Canada, EDULINX, a subsidiary of the Company, provides services in support of the Canada and Integrated Student Loan Programs ("CSLP") for student borrowers attending public institutions. The Government of Canada is EDULINX's largest customer. On December 22, 2006, EDULINX was notified that the Government of Canada had decided to award the CSLP contract to another service provider upon the expiration of the contract with EDULINX on March 31, 2008. As a result of this decision, EDULINX will be required to transition the existing direct-financed CSLP portfolio it services to the selected service provider. EDULINX's servicing revenue for the three months ended March 31, 2007 and 2006 was $19.0 million and $16.8, respectively, of which $14.9 million and $12.6 million was earned under the CSLP contract, respectively.

PROPOSED LEGISLATION RELATED TO THE HIGHER EDUCATION ACT

The Department's authority to provide interest subsidy payments, special allowance payments, and federal insurance for FFELP loans terminates on a date specified in the Higher Education Act. The provisions of the Higher Education Act governing the FFEL Program are periodically amended and the Higher Education Act must be reauthorized by Congress from time to time in order to prevent sunset of the Higher Education Act. Although HERA extended the authorization of the FFEL Program through September 30, 2012, the remainder of the Higher Education Act was not reauthorized under HERA. On September 30, 2006, President Bush signed the Third Higher Education Extension Act of 2006 which provided a temporary extension of the Higher Education Act through June 30, 2007. As of the date of this Report, Congress has not passed any legislation which would reauthorize or further extend the Higher Education Act.

Recently Congress introduced legislation and the President proposed a new budget both of which contain provisions with significant implications for participants in the FFEL Program. Among other things, these proposals include various reductions in federal government payments to lenders and guaranty agencies and increases in fees paid by lenders. The proposals include:

    o   reducing special allowance payments to lenders;
    o reducing default insurance rates (including reducing default insurance rates for lenders/servicers with an Exceptional Performer designation) and the possible elimination of the Exceptional Performer program;
    o   increasing lender origination fees on consolidation loans;
    o   reduction of guaranty agency collection retention;
    o   changing the way guaranty agency account fees are charged;
    o requiring disclosures relating to placement on "preferred lender lists" and various arrangements between lenders and schools;
    o   banning lenders from offering certain gifts to school employees;
    o encouraging borrowers to maximize their borrowing through government loan programs prior to private loan programs with higher interest rates;
    o   increasing annual and aggregate loan limits for certain Stafford loans;
    o   reducing interest rates for subsidized Stafford loans;
    o encouraging schools to participate in the Federal Direct Lending Program through increased federal scholarship funds; and
    o   increasing the consolidation rebate fees for certain lenders.

As of the date of this Report, none of these proposals have been enacted into law. While the Company supports the federal government's efforts to make higher education more accessible and affordable, the Company does not support paying for these efforts by cutting the FFEL Program, which originated approximately 71% of all Stafford, PLUS, and consolidation loans during 2006.

The impact of the proposed legislation is difficult to predict. If the proposed federal government spending cuts and increased fees for FFEL Program participants are enacted, the Company's revenues would be negatively impacted.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

NET INTEREST INCOME

                                        Three months ended March 31,
                                        ---------------------------
                                            2007           2006       $ Change
                                        ------------   ------------  ----------
Interest income:
   Loan interest                        $   397,054        325,660      71,394
   Investment interest                       21,496         19,541       1,955
                                        ------------   ------------  ----------
     Total interest income                  418,550        345,201      73,349
Interest expense:
   Interest on bonds and notes payable      350,226        258,949      91,277
                                        ------------   ------------  ----------
     Net interest income                     68,324         86,252     (17,928)
Provision for loan losses                     2,753          9,618      (6,865)
   Net interest income after
                                        ------------   ------------  ----------
     provision for loan losses          $    65,571         76,634     (11,063)
                                        ============   ============  ==========

Net interest income decreased $11.1 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Net interest income for the three months ended March 31, 2006 included $18.4 million of 9.5% special allowance payments. In accordance with the Company's Settlement Agreement with the Department in January 2007, there were no 9.5% special allowance payments in 2007. Excluding the 9.5% special allowance payments, net interest income before the allowance for loan losses increased $0.5 million. This increase was the result of a 18% increase in average student loans and was offset by a decrease in the Company's student loan yield and the increase in interest expense as a result of additional issuances of unsecured debt used to fund operating activities of the Company. The provision for loan losses decreased $6.9 million as a result of the Company recognizing $6.9 million in expense for provision of loan losses as a result of HERA's enactment in February 2006. Additional analysis of net interest income is included in the Company's operating segment discussion under the Asset Generation and Management operating segment.

OTHER INCOME

                                           Three months ended March 31,
                                           ----------------------------
                                               2007          2006      $ Change
                                           ------------   -----------  ---------
Loan and guaranty servicing income         $    49,445        47,074      2,371
Other fee-based income                          40,029        18,155     21,874
Software services income                         5,748         3,409      2,339
Other income                                     6,931         1,987      4,944
Derivative market value, foreign currency,
    and put option adjustments                 (12,130)       39,263    (51,393)
Derivative settlements, net                      4,240         4,744       (504)
                                           ------------   -----------  ---------
    Total other income                     $    94,263       114,632    (20,369)
                                           ============   ===========  =========

Loan and guaranty servicing income increased due to an increase in Canadian loan servicing income and guaranty servicing income offset by a decrease in FFELP loan servicing income. Other fee-based income increased largely due to business acquisitions. In addition, the Company experienced an increase in borrower late fee income related to loan portfolio growth, an increase in the number of managed tuition payment plans, and an increase in list sales volume which also contributed to the growth in other fee-based income. Software services income increased due to new customers and increased usage fees for existing customers. The increase in other income is from an increase in the gain on sale of loans and a gain resulting from the termination of certain derivative contracts during the first quarter 2007. Additional analysis of the increase in other income for the three months ended March 31, 2007 compared to 2006 is included in the discussion of the results of operations for each of the Company's operating segments. The change in derivative market value, foreign currency, and put option adjustments was caused by a change in the fair value of the Company's derivative portfolio and foreign currency rate fluctuations which are further discussed in Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

OPERATING EXPENSES

                        Three months                 Net change   Three months
                            ended        Impact of      after         ended
                       March 31, 2006  acquisitions  acquistions  March 31, 2007
                       -------------- ------------- ------------  -------------

Salaries and benefits    $  57,684         6,111        6,214         70,009
Other expenses              44,930        13,320        1,009         59,259
Amortization of
  intangible assets          5,633         1,385         (100)         6,918
                       -------------- ------------- ------------ -------------
   Total operating
   expenses              $ 108,247        20,816        7,123        136,186
                       ============== ============= ============ =============

Operating expenses increased $20.8 million as a result of recent business acquisitions. Excluding the impact of acquisitions, salaries and benefits and other expenses increased $7.2 million, or 7.0%. This increase was a result of
(i) increased costs to develop systems to support a larger organizational structure and (ii) organic growth of the organization. The Company's costs to develop its corporate structure include projects such as recruitment, development, and retention of intellectual capital, technology enhancements to support a larger, more diversified customer and employee base, and increased emphasis on marketing services and products and developing the Company's brand. Additional analysis of the increase in operating expenses for the three months ended March 31, 2007 compared to 2006 is included in the discussion of the results of operations for each of the Company's operating segments.

INCOME TAXES

The Company's effective tax rate was 37.5% for the three months ended March 31, 2007 compared to 37.0% for the same period in 2006. The effective tax rate increased due to the increased expense recognized by the Company during the first quarter 2007 compared to 2006 related to its outstanding put options which are not deductible for tax purposes.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48") as discussed in note 9 in the notes to the consolidated financial statements included in this Report. The adoption of FIN 48 could increase the volatility to the Company's effective tax rate because FIN 48 requires that any change in judgment or change in measurement of a tax position taken in a prior period be recognized as a discrete event in the period in which it occurs.

FINANCIAL CONDITION AS OF MARCH 31, 2007 COMPARED TO DECEMBER 31, 2006

                                             As of         As of               Change
                                           March 31,    December 31,  ------------------------
                                             2007          2006         Dollars      Percent
                                          ------------  ------------  ------------  ----------
Assets:
Student loans receivable, net            $ 25,013,045    23,789,552     1,223,493        5.1 %
Cash, cash equivalents, and investments     1,342,093     1,777,494      (435,401)     (24.5)
Goodwill                                      191,214       191,420          (206)      (0.1)
Intangible assets, net                        154,176       162,994        (8,818)      (5.4)
Fair value of derivative instruments          140,831       146,099        (5,268)      (3.6)
Other assets                                  765,433       729,314        36,119        5.0
                                          ------------  ------------  ------------  ----------
     Total assets                        $ 27,606,792    26,796,873       809,919        3.0 %
                                          ============  ============  ============  ==========
Liabilities:
Bonds and notes payable                  $ 26,537,482    25,562,119       975,363        3.8 %
Fair value of derivative instruments            8,934        27,973       (19,039)     (68.1)
Other liabilities                             449,258       534,931       (85,673)     (16.0)
                                          ------------  ------------  ------------  ----------
     Total liabilities                     26,995,674    26,125,023       870,651        3.3

Shareholders' equity                          611,118       671,850       (60,732)      (9.0)
                                          ------------  ------------  ------------  ----------
     Total liabilities and
     shareholders' equity                $ 27,606,792    26,796,873       809,919        3.0 %
                                          ============  ============  ============  ==========

The Company's total assets increased during 2007 primarily due to an increase in student loans receivable and related assets. The Company originated or acquired $1.7 billion in student loans which was offset by repayments and loan sales. The Company financed the increase of student loans through the issuance of bonds and notes payable. Total equity increased $14.8 million as a result of net income for the three months ended March 31, 2007 but was offset by the repurchase of
3.1 million shares of the Company's Class A Common Stock for $75.5 million under its existing share repurchase program.

OPERATING SEGMENTS

The Company has five operating segments as defined in SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"), as follows: Asset Generation and Management, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services and List Management, and Software and Technical Services. The Company's operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. During 2006, the Company changed the structure of its internal organization in a manner that caused the composition of its operating segments to change. As a result, the presentation of segment financial information for the three months ended March 31, 2006, has been restated to conform to the current operating segment presentation. The accounting policies of the Company's operating segments are the same as those described in the summary of significant accounting policies included in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Intersegment revenues are charged by a segment to another segment that provides the product or service. The amount of intersegment revenue is based on comparable fees charged in the market. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

The management reporting process measures the performance of the Company's operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company's chief operating decision maker, evaluates the performance of the Company's operating segments based on their profitability. As discussed further below, management measures the profitability of the Company's operating segments based on "base net income." Accordingly, information regarding the Company's operating segments is provided based on "base net income." The Company's "base net income" is not a defined term within GAAP and may not be comparable to similarly titled measures reported by other companies. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting.

"Base net income" is the primary financial performance measure used by management to develop the Company's financial plans, track results, and establish corporate performance targets and incentive compensation. While "base net income" is not a substitute for reported results under GAAP, the Company relies on "base net income" in operating its business because "base net income" permits management to make meaningful period-to-period comparisons of the operational and performance indicators that are most closely assessed by management. Management believes this information provides additional insight into the financial performance of the core business activities of the Company's operating segments.

Accordingly, the tables presented below reflect "base net income" which is reviewed and utilized by management to manage the business for each of the Company's operating segments. Reconciliation of the segment totals to the Company's consolidated operating results in accordance with GAAP are also included in the tables below. Included below under "Non-GAAP Performance Measures" is further discussion regarding "base net income" and its limitations, including a table that details the differences between "base net income" and GAAP net income by operating segment.

                                                           Three Months Ended March 31, 2007
                              -----------------------------------------------------------------------------------------------------
                                           Student  Tuition  Enrollment                                         "Base Net
                                 Asset      Loan    Payment   Services   Software         Corporate Eliminations  income"
                               Generation   and    Processing   and        and             Activity     and     adjustments  GAAP
                                  and     Guaranty  and Campus  List    Technical  Total      and    Reclassifi-  to GAAP Results of
                               Management Servicing Commerce  Management Services Segments Overhead   cations     results Operations
                              ---------- --------  --------  ----------- ------- ---------  -------- ---------- -------- ----------
 Total interest income        $ 414,490    2,315     1,010        87        18    417,920     3,801     (3,171)      --     418,550
 Interest expense               341,658       --         5         2        --    341,665    11,732     (3,171)      --     350,226
                              ---------- --------  -------- --------  -------- ----------  -------- ---------- ----------  ---------
      Net interest income        72,832    2,315     1,005        85        18     76,255    (7,931)        --       --      68,324

 Less provision for
   loan losses                    2,753       --        --        --        --      2,753        --         --       --       2,753
                              ---------- --------  -------- --------  -------- ----------  -------- ---------- ----------  ---------
      Net interest income
         after provision
         for loan losses         70,079    2,315     1,005        85        18     73,502    (7,931)        --       --      65,571
                              ---------- --------  -------- --------  -------- ----------  -------- ---------- ----------  ---------
 Other income (expense):
      Loan and guarantee
        servicing income             --   49,445        --        --        --     49,445        --         --       --      49,445
      Other fee-based income      3,311       --    11,771    24,947        --     40,029        --         --       --      40,029
      Software services
        income                       --       --        --       130     5,618      5,748        --         --       --       5,748
      Other income                4,829       58         3        --        --      4,890     2,041         --       --       6,931
      Intersegment revenue           --   16,464       152       750     3,832     21,198     2,016    (23,214)      --          --
      Derivative market
         value,
         foreign currency,
         and put option
         adjustments                 --       --        --        --        --         --        --         --  (12,130)    (12,130)
      Derivative
        settlements, net           (424)      --        --        --        --       (424)    4,664         --       --       4,240
                              ---------- --------  -------- --------  -------- ----------  -------- ---------- ----------  ---------
         Total other
           income (expense)       7,716   65,967    11,926    25,827     9,450    120,886     8,721    (23,214) (12,130)     94,263
                              ---------- --------  -------- --------  -------- ----------  -------- ---------- ----------  ---------
 Operating expenses:
      Salaries and benefits       7,279   31,309     4,918     9,369     6,475     59,350    12,706     (2,524)     477      70,009
      Other expenses              8,265   15,353     2,160    14,559       784     41,121    18,138         --    6,918      66,177
      Intersegment expenses      16,636    3,318       374       156     --        20,484       206    (20,690)      --          --
                              ---------- --------  -------- --------  -------- ----------  -------- ---------- ----------  ---------
         Total operating
           expenses              32,180   49,980     7,452    24,084     7,259    120,955    31,050    (23,214)   7,395     136,186
                              ---------- --------  -------- --------  -------- ----------  -------- ---------- ----------  ---------
         Income (loss)
           before
           income taxes          45,615   18,302     5,479     1,828     2,209     73,433   (30,260)        --  (19,525)     23,648
 Income tax expense
   (benefit) (a)                 17,105    6,863     2,055       686       828     27,537   (12,031)        --   (6,638)      8,868
                              ---------- --------  -------- --------  -------- ----------  -------- ---------- ----------  --------
        Net income (loss)   $    28,510   11,439     3,424     1,142     1,381     45,896   (18,229)        --  (12,887)     14,780
                              ========== ========  ======== ========  ======== ==========  ======== ========== ==========  ========

        (a) Income taxes are based on a percentage of net income before tax for the individual operating segment.


                                                             Three Months Ended March 31, 2006
                            --------------------------------------------------------------------------------------------------------
                                         Student   Tuition  Enrollment                                           "Base Net
                                Asset     Loan     Payment   Services  Software           Corporate Eliminations   income"   GAAP
                             Generation   and     Processing  and        and               Activity    and      adjustments Results
                                and     Guaranty  and Campus  List     Technical  Total      and    Reclassifi-   to GAAP     of
                             Management Servicing Commerce Management  Services  Segments  Overhead   cations     results Operations
                            --------------------------------------------------------------------------------------------------------

 Total interest income          $  341,976   1,873       882       83        18    344,832       535     (166)         --   345,201
 Interest expense                  253,833      --         1       --        --    253,834     5,281     (166)         --   258,949
                                ---------- --------  -------- --------  -------- ----------  -------- --------  ----------  --------
       Net interest income          88,143   1,873       881       83        18     90,998    (4,746)      --          --    86,252

 Less provision for
   loan losses                       9,618      --        --       --        --      9,618        --       --          --     9,618
                                ---------- --------  -------- --------  -------- ----------  -------- --------  ----------  --------
      Net interest income
         after provision
         for loan losses           78,525    1,873       881       83        18     81,380    (4,746)      --          --    76,634
                                ---------- --------  -------- --------  -------- ----------  -------- --------  ----------  --------

 Other income (expense):
      Loan and guarantee
        servicing income               --   47,074        --       --        --     47,074        --       --          --    47,074
      Other fee-based income        2,899       --     9,654    5,602        --     18,155        --       --          --    18,155
      Software services income         50       --        --        6     3,353      3,409        --       --          --     3,409
      Other income                  1,642       21        --       --        --      1,663       324       --          --     1,987
      Intersegment revenue             --   14,513        --      752     3,920     19,185        41  (19,226)         --        --
      Derivative market value,
         foreign currency,
         and put option
         adjustments                   --       --        --       --        --         --        --       --      39,263    39,263
      Derivative
        settlements, net            4,744       --        --       --        --      4,744        --       --          --     4,744
                                ---------- --------  -------- --------  -------- ----------  -------- --------  ----------  --------
         Total other
          income (expense)          9,335   61,608     9,654    6,360     7,273     94,230       365  (19,226)     39,263   114,632
                                ---------- --------  -------- --------  -------- ----------  -------- --------  ----------  --------
 Operating expenses:
      Salaries and benefits        11,771   28,054     3,955    1,178     4,716     49,674    10,183   (2,491)        318    57,684
      Other expenses               12,045   15,053     2,048    1,393       735     31,274    13,656       --       5,633    50,563
      Intersegment expenses        12,876    3,157        --       --        --     16,033       702  (16,735)         --        --
                                ---------- --------  -------- --------  -------- ----------  -------- --------  ----------  --------
         Total operating
           expenses                36,692   46,264     6,003    2,571     5,451     96,981    24,541  (19,226)      5,951   108,247
                                ---------- --------  -------- --------  -------- ----------  -------- --------  ----------  --------

         Income (loss)
           before income
           taxes                   51,168   17,217     4,532    3,872     1,840     78,629   (28,922)      --      33,312    83,019
 Income tax expense
  (benefit) (a)                    18,933    6,370     1,677    1,432       680     29,092   (11,242)      --      12,861    30,711
                                ---------- --------  -------- --------  -------- ----------  -------- --------  ----------  --------
         Net income (loss)
         before minority
         interest                  32,235   10,847     2,855    2,440     1,160     49,537   (17,680)      --      20,451    52,308

 Minority interest in
  subsidiary income                    --       --      (242)      --        --       (242)       --       --          --      (242)
                                ---------- --------  -------- --------  -------- ----------  -------- --------  ----------  --------

         Net income (loss)      $  32,235   10,847     2,613    2,440     1,160     49,295   (17,680)      --      20,451    52,066
                                ========== ========  ======== ========  ======== ==========  ======== ========  ==========  ========

        (a) Income taxes are based on a percentage of net income before tax for the individual operating segment.

NON-GAAP PERFORMANCE MEASURES

In accordance with the Rules and Regulations of the Securities and Exchange Commission ("SEC"), the Company prepares financial statements in accordance with generally accepted accounting principles ("GAAP"). In addition to evaluating the Company's GAAP-based financial information, management also evaluates the Company's operating segments on a non-GAAP performance measure referred to as "base net income" for each operating segment. While "base net income" is not a substitute for reported results under GAAP, the Company relies on "base net income" to manage each operating segment because management believes these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

"Base net income" is the primary financial performance measure used by management to develop financial plans, allocate resources, track results, evaluate performance, establish corporate performance targets, and determine incentive compensation. Accordingly, financial information is reported to management on a "base net income" basis by operating segment, as these are the measures used regularly by the Company's chief operating decision maker. The Company's board of directors utilizes "base net income" to set performance targets and evaluate management's performance. The Company also believes analysts, rating agencies, and creditors use "base net income" in their evaluation of the Company's results of operations. While "base net income" is not a substitute for reported results under GAAP, the Company utilizes "base net income" in operating its business because "base net income" permits management to make meaningful period-to-period comparisons by eliminating the temporary volatility in the Company's performance that arises from certain items that are primarily affected by factors beyond the control of management. Management believes "base net income" provides additional insight into the financial performance of the core business activities of the Company's operations.

LIMITATIONS OF "BASE NET INCOME"

While GAAP provides a uniform, comprehensive basis of accounting, for the reasons discussed above, management believes that "base net income" is an important additional tool for providing a more complete understanding of the Company's results of operations. Nevertheless, "base net income" is subject to certain general and specific limitations that investors should carefully consider. For example, as stated above, unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The Company's "base net income" is not a defined term within GAAP and may not be comparable to similarly titled measures reported by other companies. Investors, therefore, may not be able to compare the Company's performance with that of other companies based upon "base net income". "Base net income" results are only meant to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely monitored and used by the Company's management and board of directors to assess performance and information which the Company believes is important to analysts, rating agencies, and creditors.

Other limitations of "base net income" arise from the specific adjustments that management makes to GAAP results to derive "base net income" results. These differences are described below.

The adjustments required to reconcile from the Company's "base net income" measure to its GAAP results of operations relate to differing treatments for derivatives, foreign currency transaction adjustments, and certain other items that management does not consider in evaluating the Company's operating results. The following table reflects adjustments associated with these areas by operating segment and corporate activities and overhead for the three months ended March 31, 2007 and 2006:

                                                                   Three Months Ended March 31, 2007
                                             -------------------------------------------------------------------------------------
                                                           Student      Tuition    Enrollment
                                               Asset         Loan       Payment     Services     Software    Corporate
                                             Generation      and       Processing     and          and        Activity
                                                and        Guaranty    and Campus     List      Technical       and
                                             Management   Servicing     Commerce   Management    Services     Overhead     Total
                                             -----------  -----------  ----------- -----------  -----------  ----------- ---------
Derivative market value, foreign currency,
      and put option adjustments             $    6,214           --           --          --           --        5,916   12,130
Amortization of intangible assets                 1,985        1,324        1,469       1,810          330           --    6,918
Non-cash stock based compensation related
      to business combinations                       --           --           --          --           --          477      477
Variable-rate floor income                           --           --           --          --           --           --       --
Net tax effect (a)                               (3,116)        (503)        (558)       (688)        (125)      (1,648)  (6,638)
                                             -----------  -----------  ----------- -----------  -----------  ----------- ---------
Total adjustments to GAAP                    $    5,083          821          911       1,122          205        4,745   12,887
                                             ===========  ===========  =========== ===========  ===========  =========== =========

                                                                   Three Months Ended March 31, 2006
                                             -------------------------------------------------------------------------------------
                                                           Student      Tuition    Enrollment
                                               Asset         Loan       Payment     Services     Software    Corporate
                                             Generation      and       Processing     and          and        Activity
                                                and        Guaranty    and Campus     List      Technical       and
                                             Management   Servicing     Commerce   Management    Services     Overhead     Total
                                             -----------  -----------  ----------- -----------  -----------  ----------- ---------
Derivative market value, foreign currency,
      and put option adjustments             $  (39,795)          --           --          --           --          532  (39,263)
Amortization of intangible assets                 2,227        1,501        1,175         610          120           --    5,633
Non-cash stock based compensation related
      to business combinations                       --           --           --          --           --          318      318
Variable-rate floor income                           --           --           --          --           --           --       --
Net tax effect (a)                               14,276         (570)        (446)       (232)         (46)        (121)  12,861
                                             -----------  -----------  ----------- -----------  -----------  ----------- ---------
Total adjustments to GAAP                    $  (23,292)         931          729         378           74          729  (20,451)
                                             ===========  ===========  =========== ===========  ===========  =========== =========

(a) Tax effect computed at 38%. The change in the value of the put option (included in Corporate Activity and Overhead) is not tax effected as this is not deductible for income tax purposes.

DIFFERENCES BETWEEN GAAP AND "BASE NET INCOME"

Management's financial planning and evaluation of operating results does not take into account the following items because their volatility and/or inherent uncertainty affect the period-to-period comparability of the Company's results of operations. A more detailed discussion of the differences between GAAP and "base net income" follows.

DERIVATIVE MARKET VALUE, FOREIGN CURRENCY, AND PUT OPTION ADJUSTMENTS: "Base net income" excludes the periodic unrealized gains and losses that are caused by the change in fair value on derivatives in which the Company does not qualify for "hedge treatment" under GAAP. Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"), requires that changes in fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria, as specified by SFAS No. 133, are met. The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative instruments primarily used by the Company include interest rate swaps, basis swaps, interest rate floor contracts, and cross-currency interest rate swaps. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the Company does not qualify its derivatives for "hedge treatment" as defined by SFAS No. 133, and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. Since the Company plans to hold all derivative instruments until their maturity, the Company believes these point-in-time estimates of asset and liability values that are subject to interest rate fluctuations make it difficult to evaluate the ongoing results of operations against its business plan and affect the period-to-period comparability of the results of operations. Included in "base net income" are the economic effects of the Company's derivative instruments, which includes any cash paid or received being recognized as an expense or revenue upon actual derivative settlements. These settlements are included in "Derivative market value, foreign currency, and put option adjustments and derivative settlements, net" on the Company's consolidated statements of income.

"Base net income" excludes the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars. In connection with the issuance of the Euro-denominated bonds, the Company has entered into cross-currency interest rate swaps. Under the terms of these agreements, the principal payments on the Euro-denominated notes will effectively be paid at the exchange rate in effect at the issuance date of the bonds. The cross-currency interest rate swaps also convert the floating rate paid on the Euro-denominated bonds (EURIBOR index) to an index based on LIBOR. Included in "base net income" are the economic effects of any cash paid or received being recognized as an expense or revenue upon actual settlements of the cross-currency interest rate swaps. These settlements are included in "Derivative market value, foreign currency, and put option adjustments and derivative settlements, net" on the Company's consolidated statements of income. However, the gains or losses caused by the re-measurement of the Euro-denominated bonds to U.S. dollars and the change in market value of the cross-currency interest rate swaps are excluded from "base net income" as the Company believes the point-in-time estimates of value that are subject to currency rate fluctuations related to these financial instruments make it difficult to evaluate the ongoing results of operations against the Company's business plan and affect the period-to-period comparability of the results of operations. The re-measurement of the Euro-denominated bonds correlates with the change in fair value of the cross-currency interest rate swaps. However, the Company will experience unrealized gains or losses related to the cross-currency interest rate swaps if the two underlying indices (and related forward curve) do not move in parallel.

"Base net income" also excludes the change in fair value of put options issued by the Company for certain business acquisitions. The put options are valued by the Company each reporting period using a Black-Scholes pricing model. Therefore, the fair value of these options is primarily affected by the strike price and term of the underlying option, the Company's current stock price, and the dividend yield and volatility of the Company's stock. The Company believes these point-in-time estimates of value that are subject to fluctuations make it difficult to evaluate the ongoing results of operations against the Company's business plans and affects the period-to-period comparability of the results of operations.

The gains and/or losses included in "Derivative market value, foreign currency, and put option adjustments and derivative settlements, net" on the Company's consolidated statements of income are primarily caused by interest rate and currency volatility, changes in the value of put options based on the inputs used in the Black-Scholes pricing model, as well as the volume and terms of put options and of derivatives not receiving hedge treatment. "Base net income" excludes these unrealized gains and losses and isolates the effect of interest rate, currency, and put option volatility on the fair value of such instruments during the period. Under GAAP, the effects of these factors on the fair value of the put options and the derivative instruments (but not the underlying hedged item) tend to show more volatility in the short term.

AMORTIZATION OF INTANGIBLE ASSETS: "Base net income" excludes the amortization of acquired intangibles, which arises primarily from the acquisition of definite life intangible assets in connection with the Company's acquisitions, since the Company feels that such charges do not drive the Company's operating performance on a long-term basis and can affect the period-to-period comparability of the results of operations.

NON-CASH STOCK BASED COMPENSATION RELATED TO BUSINESS COMBINATIONS: The Company has structured certain business combinations in which the stock consideration paid has been dependent on the sellers' continued employment with the Company. As such, the value of the consideration paid is recognized as compensation expense by the Company over the term of the applicable employment agreement. "Base net income" excludes this expense because the Company believes such charges do not drive its operating performance on a long-term basis and can affect the period-to-period comparability of the results of operations. If the Company did not enter into the employment agreements in connection with the acquisition, the amount paid to these former shareholders of the acquired entity would have been recorded by the Company as additional consideration of the acquired entity, thus, not having an effect on the Company's results of operations.

VARIABLE-RATE FLOOR INCOME: Loans that reset annually on July 1 can generate excess spread income compared with the rate based on the special allowance payment formula in declining interest rate environments. The Company refers to this additional income as variable-rate floor income. The Company excludes variable rate floor income from its "base net income" since its timing and amount (if any) is uncertain, it has been eliminated by legislation for all loans originated on and after April 1, 2006, and it is in excess of expected spreads. In addition, because variable rate floor income is subject to the underlying rate for the subject loans being reset annually on July 1, it is a factor beyond the Company's control which can affect the period-to-period comparability of results of operations. There was no variable-rate floor income in the periods presented.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT - RESULTS OF OPERATIONS

The Asset Generation and Management segment includes the acquisition, management, and ownership of the Company's student loan assets. Revenues are primarily generated from net interest income on the student loan assets. The Company generates student loan assets through direct origination or through acquisitions. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose.

In addition to the student loan portfolio, all costs and activity associated with the generation of assets, funding of those assets, and maintenance of the debt transactions are included in this segment. This includes derivative activity and the related derivative market value and foreign currency adjustments. The Company is also able to leverage its capital market expertise by providing investment advisory services and other related services to third parties through a licensed broker dealer subsidiary. Revenues and expenses for those functions are also included in the Asset Generation and Management segment.

STUDENT LOAN PORTFOLIO

The table below outlines the components of the Company's student loan portfolio:

                                        As of March 31, 2007    As of December 31, 2006
                                      ------------------------  -------------------------
                                        Dollars      Percent      Dollars       Percent
                                      -------------  ---------  --------------  ---------
Federally insured:
    Stafford                           $ 6,096,393       24.4 %   $ 5,724,586      24.1 %
    PLUS/SLS                               460,575        1.8         365,112       1.5
    Consolidation                       17,835,192       71.3      17,127,623      72.0
Non-federally insured                      224,870        0.9         197,147       0.8
                                      -------------  ---------  --------------  ---------
        Total                           24,617,030       98.4      23,414,468      98.4
Unamortized premiums and deferred
    origination costs                      422,239        1.7         401,087       1.7
Allowance for loan losses:
    Allowance - federally insured           (7,859)      (0.0)         (7,601)     (0.0)
    Allowance - non-federally insured      (18,365)      (0.1)        (18,402)     (0.1)
                                      -------------  ---------  --------------  ---------
        Net                            $25,013,045      100.0 %   $23,789,552     100.0 %
                                      =============  =========  ==============  =========

The Company's net student loan assets have increased $1.2 billion, or 5.1%, to $25.0 billion as of March 31, 2007 compared to $23.8 billion as of December 31, 2006.

ORIGINATION AND ACQUISITION

The Company originates and acquires loans through various methods and channels including: (i) direct-to-consumer channel (in which the Company originates student loans directly with student and parent borrowers), (ii) campus based origination channels, and (iii) spot purchases.

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

                                                Three months ended March 31,
                                               ----------------------------
                                                    2007          2006
                                               ------------- ---------------

Beginning balance                             $ 23,414,468   $ 19,912,955
Direct channel:
    Consolidation loan originations              1,064,238      1,024,835
    Less consolidation of existing portfolio      (473,795)      (433,900)
                                               ------------  -------------
      Net consolidation loan originations          590,443        590,935
    Stafford/PLUS loan originations                354,827        306,148
Branding partner channel (a) (b)                   202,290        230,150
Forward flow channel                               375,941        351,812
Other channels (b)                                 205,918        243,953
                                               ------------  -------------
    Total channel acquisitions                   1,729,419      1,722,998

Repayments, claims, capitalized
    interest, and other                           (235,807)      (365,158)
Consolidation loans lost to external parties      (239,404)      (270,400)
Loans sold                                         (51,646)       (37,176)
                                               ------------  -------------
Ending balance                                $ 24,617,030   $ 20,963,219
                                               ============  =============

(a) Included in the branding partner channel are private loan originations of $44.3 million and $10.5 million for the three months ended March 31, 2007 and 2006, respectively.

(b) Included in other channels for the three months ended March 31, 2006 is $190.1 million of acquisitions that were previously presented as branding partner channel acquisitions. This reclassification was made for comparative purposes due to the nature of the transactions.

The Company has extensive and growing relationships with many large financial and educational institutions that are active in the education finance industry. Loss of a relationship with an institution from which the Company directly or indirectly acquires a significant volume of student loans could result in an adverse effect on the volume derived from its various channels.

Nova Southeastern University ("Nova"), a school-as-lender customer, has elected not to renew their existing contract with the Company, which expired in December 2006. Total loans acquired from Nova were $11.2 million and $40.1 million for the three months ended March 31, 2007 and 2006, respectively, and $275.6 million for the year ended December 31, 2006. Loans acquired from Nova are included in the forward flow channel in the above table.

As part of the Company's asset management strategy, the Company periodically sells student loan portfolios to third parties. During the three months ended March 31, 2007 and 2006, the Company sold $51.6 million (par value) and $37.2 million (par value), respectively of student loans resulting in the recognition of a gain of $1.8 million and $0.5 million, respectively.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company's allowance for loan losses is presented in the following table:

                                                  Three months ended March 31,
                                                  --------------------------
                                                       2007         2006
                                                  ------------  ------------
Balance at beginning of period                       $ 26,003        13,390
Provision for loan losses:
     Federally insured loans                            1,453         7,268
     Non-federally insured loans                        1,300         2,350
                                                  ------------  ------------
        Total provision for loan losses                 2,753         9,618
Charge-offs, net of recoveries:
     Federally insured loans                           (1,195)         (291)
     Non-federally insured loans                         (166)         (492)
                                                  ------------  ------------
Net charge-offs                                        (1,361)         (783)
Sale of non-federally insured loans                    (1,171)           --
                                                  ------------  ------------
Balance at end of period                             $ 26,224        22,225
                                                  ============  ============
Allocation of the allowance for loan losses:
     Federally insured loans                         $  7,859         7,075
     Non-federally insured loans                       18,365        15,150
                                                  ------------  ------------
        Total allowance for loan losses              $ 26,224        22,225
                                                  ============  ============

Net loan charge-offs as a percentage of
  average student loans                                 0.023 %       0.015 %
Total allowance as a percentage of
  average student loans                                 0.110 %       0.110 %
Total allowance as a percentage of
  ending balance of student loans                       0.107 %       0.106 %
Non-federally insured allowance as a
  percentage of the ending balance
  of non-federally insured loans                        8.167 %       9.259 %
Average student loans                             $23,844,815    20,237,068
Ending balance of student loans                    24,617,030    20,963,219
Ending balance of non-federally insured loans         224,870       163,624

During the three months ended March 31, 2006, the Company recognized a $6.9 million provision on its federally insured portfolio as a result of HERA which was enacted into law on February 8, 2006.

Delinquencies have the potential to adversely impact the Company's earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company's student loan delinquency amounts:

                                                  As of March 31, 2007       As of December 31, 2006
                                                --------------------------  -------------------------
                                                   Dollars        Percent     Dollars       Percent
                                                ---------------   --------  --------------  --------
Federally Insured Loans:
    Loans in-school/grace/deferment(1)             $ 7,133,076                $ 6,271,558
    Loans in forebearance(2)                         2,407,314                  2,318,184
    Loans in repayment status:
       Loans current                                13,149,220       88.6 %    12,944,768      88.5 %
       Loans delinquent 31-60 days(3)                  535,613        3.6         623,439       4.3
       Loans delinquent 61-90 days(3)                  363,759        2.4         299,413       2.0
       Loans delinquent 91 days or greater(4)          803,178        5.4         759,959       5.2
                                                ---------------   --------  --------------  --------
          Total loans in repayment                  14,851,770      100.0 %    14,627,579     100.0 %
                                                ---------------   ========  --------------  ========
          Total federally insured loans           $ 24,392,160               $ 23,217,321
                                                ===============             ==============
Non-Federally Insured Loans:
    Loans in-school/grace/deferment(1)               $ 112,486                   $ 83,973
    Loans in forebearance(2)                             5,818                      6,113
    Loans in repayment status:
       Loans current                                   101,035       94.8 %       101,084      94.4 %
       Loans delinquent 31-60 days(3)                    2,186        2.1           2,681       2.5
       Loans delinquent 61-90 days(3)                    1,402        1.3           1,233       1.2
       Loans delinquent 91 days or greater(4)            1,943        1.8           2,063       1.9
                                                ---------------   --------  --------------  --------
          Total loans in repayment                     106,566      100.0 %       107,061     100.0 %
                                                ---------------   ========  --------------  ========
          Total non-federally insured loans          $ 224,870                  $ 197,147
                                                ===============             ==============

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

STUDENT LOAN SPREAD ANALYSIS

The following table analyzes the student loan spread on the Company's portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

                                              Three months ended March 31,
                                             -------------------------------
                                                   2007            2006
                                             --------------   --------------
Student loan yield                                    7.90 %           7.68 %
Consolidation rebate fees                            (0.79)           (0.71)
Premium and deferred origination
  costs amortization                                 (0.36)           (0.44)
                                             --------------   --------------
Student loan net yield                                6.75             6.53
Student loan cost of funds (a)                       (5.46)           (4.63)
                                             --------------   --------------
Student loan spread                                   1.29             1.90
Special allowance yield adjustment, net of
      settlements on derivatives (b)                    --            (0.36)
                                             --------------   --------------
Core student loan spread                              1.29 %           1.54 %
                                             ==============   ==============

Average balance of student loans              $ 23,844,815     $ 20,237,068
Average balance of debt outstanding             25,378,267       21,796,549


(a) The student loan cost of funds includes the effects of net settlement costs on the Company's derivative instruments used to hedge the Company's student loan portfolio.

(b) The special allowance yield adjustment represents the impact on net spread had certain 9.5% loans earned at statutorily defined rates under a taxable financing. The special allowance yield adjustment includes net settlements on derivative instruments that were used to hedge this loan portfolio earning the excess yield. As previously disclosed, on January 19, 2007, the Company entered into a Settlement Agreement with the Department to resolve the audit by the OIG of the Company's portfolio of student loans receiving 9.5% special allowance payments. Under the terms of the Agreement, all 9.5% special allowance payments were eliminated for periods on and after July 1, 2006. The Company had been deferring recognition of 9.5% special allowance payments related to those loans subject to the OIG audit effective July 1, 2006 pending satisfactory resolution of this issue.

The compression of the Company's core student loan spread has been primarily due to (i) an increase in lower yielding consolidation loans and an increase in the consolidation rebate fees; (ii) the elimination of 9.5% special allowance payments on non-special allowance yield adjustment student loans as a result of the Settlement Agreement with the Department; and (iii) the mismatch in the reset frequency between the Company's floating rate assets and floating rate liabilities. The Company's core student loan spread benefited in the rising interest rate environment during the first quarter of 2006 because the Company's cost of funds reset periodically on a discrete basis, in advance, while the Company's student loans received a yield based on the average daily interest rate over the period. As interest rates remained relatively flat in the first quarter 2007, as compared to the same period in 2006, the Company did not benefit from the rate reset discrepancy of its assets and liabilities contributing to the compression.

As noted in Item 3, "Quantitative and Qualitative Disclosures about Market Risk", the Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating floor income which is included in its core student loan spread. The majority of these loans are consolidation loans that earn the greater of the borrower rate or 2.64% above the average commercial paper rate during the calendar quarter. The Company estimates that its core student loan spread for the three months ended March 31, 2007 and 2006, included approximately six basis points and 19 basis points, respectively, related to this floor income. When excluding floor income, the Company's core student loan spread was 1.23% and 1.35% for the three months ended March 31, 2007 and 2006, respectively.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

                                        Three months ended March 31,
                                        ----------------------------
                                             2007           2006      $ Change
                                        ------------   -------------  ----------
Net interest income after the provision
    for loan losses                          70,079          78,525      (8,446)

Other fee-based income                        3,311           2,899         412
Software services income                         --              50         (50)
Other income                                  4,829           1,642       3,187
Derivative settlements, net                    (424)          4,744      (5,168)
                                        ------------   -------------  ----------
    Total other income                        7,716           9,335      (1,619)

Salaries and benefits                         7,279          11,771      (4,492)
Other expenses                                8,265          12,045      (3,780)
Intersegment expenses                        16,636          12,876       3,760
                                        ------------   -------------  ----------
    Total operating expenses                 32,180          36,692      (4,512)
                                        ------------   -------------  ----------

    "Base net income" before
       income taxes                          45,615          51,168      (5,553)
Income tax expense                           17,105          18,933      (1,828)
                                        ------------   -------------  ----------
    "Base net income"                        28,510          32,235      (3,725)
                                        ============   =============  ==========
After Tax Operating Margin                   36.65%          36.69%


NET INTEREST INCOME AFTER THE PROVISION FOR LOAN LOSSES. Net interest income decreased primarily as a result of the compression in the Company's core student loan spread and the loss of the 9.5% special allowance payments as a result of the Settlement Agreement with the Department. A summary of the changes in net interest income follows:

                                         Three months ended March 31,         Change
                                          --------------------------  -----------------------
                                              2007          2006         Dollars     Percent
                                          -----------   ------------  -----------  ----------
Loan interest                            $   464,533        383,067       81,466       21.27 %
Consolidation rebate fees                    (46,420)       (35,545)     (10,875)      30.60
Amortization of loan premiums and
    deferred origination costs               (21,059)       (21,862)         803       (3.67)
                                          -----------   ------------  -----------  ----------
    Total loan interest                      397,054        325,660       71,394       21.92
Investment interest                           17,436         16,316        1,120        6.86
                                          -----------   ------------  -----------  ----------
    Total interest income                    414,490        341,976       72,514       21.20
                                          -----------   ------------  -----------  ----------
Interest on bonds and notes payable          338,487        253,787       84,700       33.37
Intercompany interest                          3,171             46        3,125
Provision for loan losses                      2,753          9,618       (6,865)     (71.38)
                                          -----------   ------------  -----------  ----------
Net interest income after provision for
    loan losses                          $    70,079         78,525       (8,446)     (10.76)%
                                          ===========   ============  ===========  ==========

Total loan interest income increased $71.4 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 as follows:

        o Loan interest for the three months ended March 31, 2006 included $18.4 million of 9.5% special allowance payments. The Company received no 9.5% special allowance payments for the three months ended March 31, 2007 as a result of the Settlement Agreement with the Department.

        o The average student loan portfolio increased $3.6 billion, or 18%, for the three months ended March 31, 2007 compared to the same period in 2006. Student loan yield, excluding 9.5% special allowance payments, increased to 7.90% in 2007 from 7.31% in 2006. The increase in student loan yield is a result of a higher interest rate environment and is offset by an increase in the percentage of lower yielding consolidation loans to the total portfolio. Loan interest income, excluding 9.5% special allowance payments, increased $99.9 million as a result of these factors.

        o Consolidation rebate fees increased due to the $4.0 billion, or 29.0%, increase in the consolidation loan portfolio.

        o The amortization of loan premiums and deferred origination costs decreased due to the $21.7 million write-off of premiums in December 2006 on loans earning 9.5% special allowance payments as the result of the Settlement Agreement with the Department. For the three months ended March 31, 2006, the Company recognized premium amortization of $1.8 million related to these loans. This decrease was offset by an increase in amortization of loan premiums and deferred origination costs as a result of the growth in the student loan portfolio.

        o Investment interest income has increased as a result of an increase in cash, cash equivalents, and investments from student loan growth, and as a result of a higher interest rate environment.

Interest expense increased $87.8 million due to the $3.6 billion, or 16.4%, increase in average debt for the three months ended March 31, 2007 compared to the same period in 2006. In addition, the Company's cost of funds (excluding net derivative settlements) increased to 5.46% for the three months ended March 31, 2007 compared to 4.72% for the same period a year ago.

The provision for loan losses decreased because the Company recognized a $6.9 million provision in the first quarter of 2006 on its federally insured portfolio as a result of HERA which was enacted into law on February 8, 2006.

OTHER FEE-BASED INCOME. Borrower late fees increased $0.4 million as a result of the increase in the average student loan portfolio.

OTHER INCOME. Other income increased $3.2 million for the three months ended March 31, 2007 compared to the same period in 2006. During the three months ended March 31, 2007, the Company recognized a $1.8 million gain on the sale of loans compared to $0.5 million in the same period in 2006. In addition, a $2.1 million gain was recognized as a result of the termination of the Company's interest rate floor contracts in January 2007.

OPERATING EXPENSES. Operating expenses decreased $4.5 million, or 12.3%, for the three months ended March 31, 2007 compared to the same period in 2006. The Company has reduced its cost to service loans by converting loan volume acquired during certain 2005 acquisitions from third party servicers to the Company's servicing platform resulting in approximately $2.0 million in savings. In addition, the Company has leveraged its marketing efforts such that these operations benefit multiple operating segments in the current period. In previous periods these efforts were focused on primarily asset generation which resulted in higher costs for this operating segment.

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT - RESULTS OF OPERATIONS

The Student Loan and Guaranty Servicing segment provides for the servicing of the Company's student loan portfolios and the portfolios of third parties and servicing provided to guaranty agencies. The servicing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company's portfolio in addition to generating fee revenue when performed for third-party clients. The guaranty servicing and servicing support activities include providing systems software, hardware and telecommunications support, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services to guaranty agencies.

Through its subsidiary, EDULINX, the Company provides student loan administrative services in Canada. EDULINX provides student loan administrative services, including loan disbursement, in-study account management, loan consolidation, repayment management, customer contact, default prevention, and portfolio management services. In Canada, the principal market for these services consists of the federal government and various provincial governments who deliver their student loans through direct-financing programs as well as financial institutions who participate in either government-guaranteed and/or risk-shared loan programs.

The broad category of products and percentage of total external loan and guaranty servicing revenue provided by each during the three months ended March 31, 2007 and 2006 is as follows:

        1. Origination and servicing of FFEL Program loans (28.6% and 36.3%);

        2. Origination and servicing of non-federally insured student loans (4.7% and 4.6%);

        3. Servicing and support outsourcing for guaranty agencies (28.3% and 23.4%); and

        4. Origination and servicing of loans under the Canadian government sponsored student loan program (38.4% and 35.6%).

STUDENT LOAN SERVICING VOLUMES

                                                             As of March 31,
                                -----------------------------------------------------------------------
                                               2007                              2006
                                ---------------------------------  ------------------------------------
                                 Company   Third party    Total    Company     Third party    Total
                                ---------- ------------ ---------  ----------  ------------ -----------
                                                           (dollars in millions)
FFELP and private loans          $ 23,274       8,935    32,209      18,017         10,626   28,643
Canadian loans (in U.S. $) (a)       --         9,266     9,266          --          8,388    8,388
                                ---------- ------------ ---------  ----------  ------------ -----------

             Total               $ 23,274      18,201    41,475      18,077         19,014   37,031
                                ========== ============ =========  ==========  ============ ===========

(a) As previously disclosed, EDULINX announced that the Government of Canada decided to award a competitive contract to provide support of the Canada and Integrated Student Loan Programs (CSLP) upon the expiration of the current EDULINX contract for such services to another service provider. The Government of Canada is EDULINX's largest customer. This contract is scheduled to expire on March 31, 2008. As a result of this decision, EDULINX will be required to transition the existing CSLP portfolio it services to the selected service provider. As of March 31, 2007, the Company serviced $8.0 billion of CSLP loans.


THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

                                      Three months ended March 31,
                                      ----------------------------
                                           2007           2006       $ Change
                                      -------------   ------------  ----------
Net interest income after the
    provision for loan losses        $       2,315          1,873         443
Loan and guaranty servicing income          49,445         47,074       2,371
Software services income                        --             --          --
Other income                                    58             21          37
Intersegment revenue                        16,464         14,513       1,951
                                      -------------   ------------  ----------
    Total other income                      65,967         61,608       4,359
Salaries and benefits                       31,309         28,054       3,255
Other expenses                              15,353         15,053         300
Intersegment expenses                        3,318          3,157         161
                                      -------------   ------------  ----------
    Total operating expenses                49,980         46,264       3,716
                                      -------------   ------------  ----------
    "Base net income" before
      income taxes                          18,302         17,217       1,086
Income tax expense                           6,863          6,370         493
                                      -------------   ------------  ----------
    "Base net income"                $      11,439         10,847         593
                                      =============   ============  ==========

After Tax Operating Margin                   16.8%          17.1%

LOAN AND GUARANTY SERVICING INCOME. Loan and guaranty servicing income increased $2.4 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 as follows:


Three months ended March 31, 2006                     $    47,074

     Increase in guaranty servicing income                  3,004

     Increase in Canadian loan servicing revenue (a)        2,194

     Decrease in U.S. loan servicing revenue (b)           (3,115)

     Other                                                    288
                                                        ----------
Three months ended March 31, 2007                     $    49,445
                                                        ==========

(a) The increase in loan servicing revenue is the result of the recognition of $2.4 million of performance based revenue for meeting certain servicing criteria under the Company's agreement with the Government of Canada to provide financial and related administrative services to support the CSLP.

(b) The decrease in loan servicing revenue from U.S. operations is the result of a decrease in the volume of loans serviced by the Company.

OPERATING EXPENSES. Operating expenses increased as a result of the Company's efforts to integrate and reorganize entities acquired over the prior two years.

TUITION PAYMENT PROCESSING AND CAMPUS COMMERCE OPERATING SEGMENT - RESULTS OF OPERATION

The Company's Tuition Payment Processing and Campus Commerce operating segment provides products and services to help institutions and education seeking families manage the payment of education costs during the pre-college and college stages of the education life cycle. The Company provides actively managed tuition payment solutions, online payment processing, detailed information reporting, financial needs analysis, and data integration services to K-12 and post-secondary educational institutions, families, and students. In addition, the Company provides customer-focused electronic transactions, information sharing, and account and bill presentment to colleges and universities.

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

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

                                         Three months ended March 31,
                                         --------------------------
                                             2007          2006       $ Change
                                         ------------  ------------  ----------
Net interest income after the
    provision for loan losses            $     1,005           881         124
Other fee-based income                        11,771         9,654       2,117
Other income                                       3            --           3
Intersegment revenue                             152            --         152
                                         ------------  ------------  ----------
    Total other income                        11,926         9,654       2,272
                                         ------------  ------------  ----------
Salaries and benefits                          4,918         3,955         963
Other expenses                                 2,160         2,048         112
Intersegment expenses                            374            --         374
                                         ------------  ------------  ----------
    Total operating expenses                   7,452         6,003       1,449
                                         ------------  ------------  ----------
    "Base net income" before
     income taxes                              5,479         4,532         947

Income tax expense                             2,055         1,677         378
                                         ------------  ------------  ----------
    "Base net income" before
      minority interest                        3,424         2,855         569

    Minority interest                             --          (242)        242
                                         ------------  ------------  ----------
    "Base net income"                    $     3,424         2,613         811
                                         ============  ============  ==========

After Tax Operating Margin                     26.5%         27.1%

OTHER FEE-BASED INCOME. Other fee-based income increased due to acquisitions and an increase in the number of tuition payment plans managed by the Company as follows:

    Three months ended March 31, 2006                     $   9,654

       Acquisition of campus commerce operations                653

       Increase in tuition payment plan fees                  1,464
                                                           ---------
    Three months ended March 31, 2007                     $  11,771
                                                           =========

OPERATING EXPENSES. Operating expenses increased $0.5 million due to the timing of acquisitions. The remaining increase is the result of the increase in the number of tuition payment plans managed by the Company.

ENROLLMENT SERVICES AND LIST MANAGEMENT OPERATING SEGMENT - RESULTS OF OPERATION

The Company's Enrollment Services and List Management operating segment provides products and services to help institutions and education seeking families primarily during the pre-college phase of the education lifecycle. The Company helps families plan and prepare for college by providing products and services such as a college planning center, practice tests, and scholarship searches. Focused on planning/preparation, lead generation, and ultimately retention, products and services offered by the Enrollment Services and List Management segment also help schools and businesses reach the middle school, high school, college, and young adult market places.

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

Management believes the Company's Enrollment Services and List Management operating segment will enhance the Company's position as a vertically-integrated industry leader with a strong foundation for growth. The Company has focused on growing and organically developing its product and service offerings as well as enhancing them through various acquisitions. A key aspect of each transaction is its impact on the Company's prospective organic growth and the development of its integrated platform of services.

The above acquisitions were accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

                                          Three months ended March 31,
                                          ---------------------------
                                               2007          2006      $ Change
                                          -------------  ------------ ----------
Net interest income after the provision
    for loan losses                       $         85            83          2
Other fee-based income                          24,947         5,602     19,345
Software services income                           130             6        124
Intersegment revenue                               750           752         (2)
                                          -------------  ------------ ----------
    Total other income                          25,827         6,360     19,467
Salaries and benefits                            9,369         1,178      8,191
Other expenses                                  14,559         1,393     13,166
Intersegment expenses                              156            --       156
                                          -------------  ------------ ----------
    Total operating expenses                    24,084         2,571     21,513
                                          -------------  ------------ ----------
    "Base net income" before income taxes        1,828         3,872     (2,044)
Income tax expense                                 686         1,432       (746)
                                          -------------  ------------ ----------
    "Base net income"                     $      1,142         2,440     (1,298)
                                          =============  ============ ==========

After Tax Operating Margin                         4.4%         37.9%

OTHER FEE-BASED INCOME. Other fee-based income increased primarily as the result of acquisitions. The 2006 acquisitions of CUnet and Peterson's resulted in a $19.3 million increase in other-fee based income. In addition, the Company experienced an increase in list sales volume resulting in a $1.0 million increase in other-fee based income. Finally, revenue from merchandise sales decreased due to the timing of merchandise shipments. A summary of these changes is as follows:

        Three months ended March 31, 2006   $  5,602

             Acquisition of Cunet             11,790
             Acquisition of Petersons          7,478

             Increased list sales              1,018
             Decreased merchandise sales        (941)
                                           ----------
        Three months ended March 31, 2007   $ 24,947
                                           ==========

OPERATING EXPENSES. Total operating expenses increased $21.5 million. Operating expenses increased $18.8 million as a result of the acquisitions of CUnet and Peterson's. In addition, there was a $0.5 million increase related to the increased list sales. The remaining increase in costs is related to business development and integration costs.

SOFTWARE AND TECHNICAL SERVICES OPERATING SEGMENT - RESULTS OF OPERATION

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

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

                                      Three months ended March 31,
                                      -----------------------------
                                          2007            2006       $ Change
                                      ------------    ------------  ----------
Net interest income after the
    provision for loan losses         $        18              18          --
Software services income                    5,618           3,353       2,265
Intersegment revenue                        3,832           3,920         (88)
                                      ------------    ------------  ----------
    Total other income                      9,450           7,273       2,177
                                      ------------    ------------  ----------
Salaries and benefits                       6,475           4,716       1,759
Other expenses                                784             735          49
                                      ------------    ------------  ----------
    Total operating expenses                7,259           5,451       1,808
                                      ------------    ------------  ----------
    "Base net income" before
       income taxes                         2,209           1,840         369
Income tax expense                            828             680         148
                                      ------------    ------------  ----------
    "Base net income"                 $     1,381           1,160         221
                                      ============    ============  ==========

After Tax Operating Margin                   14.6%           15.9%

SOFTWARE SERVICES INCOME. Software services income increased $2.3 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to new customers and increased usage fees for existing customers.

OPERATING EXPENSES. The increase in operating expenses was driven by an increase in costs to generate additional income.

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

OPERATING LINES OF CREDIT

The Company uses its line of credit agreements primarily for general operating purposes, to fund certain asset and business acquisitions, and to repurchase stock under the Company's stock repurchase program. As of March 31, 2007 the Company had outstanding a $500.0 million unsecured line of credit with no outstanding borrowings. On May 8, 2007, the Company amended this agreement to increase the line of credit to $750 million. The amended agreement terminates in May 2012. In addition, EDULINX has a credit facility agreement with a Canadian financial institution for approximately $1.7 million ($2.0 million in Canadian dollars) that is cancelable by either party upon demand. The Company had no borrowings under the EDULINX facility as of March 31, 2007.

On January 24, 2007, the Company established a $475 million unsecured commercial paper program. Under the program, the Company may issue commercial paper for general corporate purposes. The maturities of the notes issued under this program will vary, but may not exceed 397 days from the date of issue. Notes issued under this program will bear interest at rates that will vary based on market conditions at the time of issuance. As of March 31, 2007, the Company had $141.6 million outstanding under this program with a weighted average interest rate of 5.38%.

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

In August 2006, the Company established a $5.0 billion loan warehouse program through its wholly-owned subsidiary, Nelnet Student Asset Funding Extendible CP, LLC ("Nelnet SAFE"), under which Nelnet SAFE may issue one or more short-term extendable secured liquidity notes (the "Secured Liquidity Notes"). Each Secured Liquidity Note will be issued at a discount or an interest-bearing basis having an expected maturity of between 1 and 307 days (each, an "Expected Maturity") and a final maturity of 90 days following the Expected Maturity. The Secured Liquidity Notes issued as interest-bearing notes may be issued with fixed interest rates or with interest rates that fluctuate based upon a one-month LIBOR rate, a three-month LIBOR rate, a commercial paper rate, or a federal funds rate. The Secured Liquidity Notes are not redeemable by the Company nor subject to voluntary prepayment prior to the Expected Maturity date. The Secured Liquidity Notes are secured by FFELP loans purchased in connection with the program. As of March 31, 2007, the Company had $3.4 billion of Secured Liquidity Notes outstanding and an additional $1.6 billion authorized for future issuance under this warehouse program.

The Company also utilizes bank supported commercial paper conduit programs for loan warehousing. The Company had a loan warehousing capacity of $4.3 billion as of March 31, 2007, of which $3.6 billion was outstanding and $0.7 billion was available for future use, under these programs. The conduit programs terminate in 2007. In addition, they must be renewed annually by underlining liquidity providers. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements, and therefore the Company does not believe the renewal of these contracts presents a significant risk to its liquidity.

Management believes the Company's warehouse facilities allow for expansion of liquidity and capacity for student loan growth and should provide adequate liquidity to fund the Company's student loan operations for the foreseeable future.

ASSET-BACKED SECURITIZATIONS

Of the $26.5 billion of debt outstanding as of March 31, 2007, $18.9 billion was issued under asset-backed securitizations. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction procedure. During 2006, the Company completed asset-backed securities transactions that included certain notes issued with initial spreads to the 3-month EURIBOR. The interest rate on student loans being financed is generally set based upon a spread to commercial paper or U.S. Treasury bills.

UNIVERSAL SHELF OFFERINGS

In May 2005, the Company consummated a debt offering under its universal shelf consisting of $275.0 million in aggregate principal amount of Senior Notes due June 1, 2010 (the "Notes"). The Notes are unsecured obligations of the Company. The interest rate on the Notes is 5.125%, payable semiannually. At the Company's option, the Notes are redeemable in whole at any time or in part from time to time at the redemption price described in the Company's prospectus supplement.

On September 27, 2006 the Company consummated a debt offering under its universal shelf consisting of $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities ("Hybrid Securities"). The Hybrid Securities are unsecured obligations of the Company. The interest rate on the Hybrid Securities from the date they were issued through the optional redemption date, September 28, 2011, is 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the "scheduled maturity date", the interest rate on the Hybrid Securities will be equal to three-month LIBOR plus 3.375%, payable quarterly. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that the Company has received proceeds from the sale of certain qualifying capital securities prior to such date (as defined in the Hybrid Securities' prospectus). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the prospectus, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities. At the Company's option, the Hybrid Securities are redeemable in whole at any time or in part from time to time at the redemption price described in the prospectus supplement.

The proceeds from these unsecured debt offerings were or will be used by the Company to fund general business operations, certain asset and business acquisitions, and the repurchase of stock under the Company's stock repurchase plan. As of March 31, 2007, the Company has $275.0 million remaining under its universal shelf.

The following table summarizes the Company's bonds and notes outstanding as of March 31, 2007:

                                                                         Interest rate
                                            Carrying     Percent of    range on carrying         Final
                                             amount         total            amount              maturity
                                           -------------  ---------    ------------------ --------------------
Variable-rate bonds and notes (a):
    Bond and notes based on indices        $ 15,092,310       56.9 %     3.70% - 6.06%    04/01/07 - 05/01/42
    Bonds and notes based on EURIBOR          1,034,060        3.9       3.86% - 3.95%    08/25/36 - 01/26/37
    Bond and notes based on auction           2,435,820        9.2       3.58% - 5.40%    11/01/09 - 07/01/43
                                           -------------  ---------
      Total variable-rate bonds and notes    18,562,190       70.0
Commerical paper and other                    6,922,096       26.1       5.32% - 5.59%    05/11/07 - 11/28/07
Fixed-rate bonds and notes (a)                  376,394        1.4       5.20% - 6.68%    11/01/09 - 05/01/29
Unsecured fixed-rate debt                       475,000        1.8       5.13% - 7.40%    06/01/10 - 09/29/36
Unsecured line of credit                        141,619        0.5       5.36% - 5.40%          4/27/07
Other borrowings                                 60,183        0.2       5.10% - 5.78%    06/29/07 - 11/01/15
                                           -------------  ---------
      Total                                $ 26,537,482      100.0 %
                                           =============  =========

      --------------------------------

        (a)     Issued in securitization transactions.

The Company is committed under non-cancelable operating leases for certain office and warehouse space and equipment. The Company's contractual obligations as of March 31, 2007 were as follows:

                                              Less than                                 More than
                                 Total          1 year     1 to 3 years  3 to 5 years    5 years
                              -------------  ------------  -------------  -----------  -----------
Bonds and notes payable       $ 26,537,482     7,254,395      167,957      332,168     18,782,962
Operating lease obligations         40,088        12,042       15,649        8,453          3,944
Other                               24,188         1,300       22,888           --             --
                              -------------  ------------  -----------  -----------   ------------
   Total                      $ 26,601,758     7,267,737      206,494      340,621     18,786,906
                              =============  ============  ===========  ===========   ============

The Company had a $10.8 million reserve as of March 31, 2007 for uncertain income tax positions related to the adoption of FIN 48. This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

The Company's bonds and notes payable due in less than one year include $6.9 billion under its loan warehouse facilities. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements, and therefore the Company does not believe the renewal of these contracts presents a significant risk to its liquidity.

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

As a result of the Company's recent acquisitions, the Company has certain contractual obligations or commitments as follows:

        o LoanSTAR - As part of the agreement for the acquisition of the capital stock of LoanSTAR from the Greater Texas Foundation ("Texas Foundation"), the Company agreed to sell student loans in an aggregate amount sufficient to permit the Texas Foundation to maintain a portfolio of loans equal to no less than $200 million through October 2010. The sales price for such loans is the fair value mutually agreed upon between the Company and the Texas Foundation. To satisfy this obligation, the Company sells loans to the Texas Foundation on a quarterly basis.

        o SMG/NHR - Contingent payments of $4.0 million to $24.0 million payable in annual installments through April 2008 based on the operating results of SMG and NHR. As of March 31, 2007, the Company has made payments of $6 million related to this contingency and has accrued an additional $6.9 million which is included in the table above.

        o infiNET - Stock price guarantee of $104.8375 per share on 95,380 shares of Class A Common Stock issued as part of the original purchase price. The obligation to pay this guaranteed stock price is due February 28, 2011 and is not included in the table above.

        o FACTS - 238,237 shares of Class A Common Stock issued as part of the original purchase price is subject to a put option arrangement whereby during the 30-day period beginning February 28, 2010, the holders of such shares can require the Company to repurchase all or part of the shares at a price of $83.95 per share. The value of this put option as of March 31, 2007 was $11.9 million and is included in "other" in the above table.

        o CUnet - Contingent payments not to exceed $80.0 million due in annual installments through December 2010 based on the aggregate cumulative net income before taxes of CUnet. In partial satisfaction of the contingent consideration, the Company will issue shares of Class A Common Stock. These contingency payments are not included in the table above.

        o 5280 - 258,760 shares of Class A Common Stock issued as part of the original purchase price is subject to a put option arrangement whereby during the 30-day period ending November 30, 2008, the holders may require the Company to repurchase all or part of the shares at a price of $37.10 per share. The value of this put option as of March 31, 2007 was $3.1 million and is included in "other" in the above table.

DIVIDENDS

On February 7, 2007, the Company's Board of Directors approved a cash dividend of $0.07 per share on the Company's Class A and Class B Common Stock which was paid on March 15, 2007 to shareholders of record as of March 1, 2007. The Company intends to continue making a quarterly dividend payment in the future.

CRITICAL ACCOUNTING POLICIES

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the consolidated financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

Management bases the allowance for the federally insured loan portfolio on periodic evaluations of the Company's loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company's future provision for loan losses.

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

STUDENT LOAN INCOME

The Company recognizes student loan income as earned, net of amortization of loan premiums and deferred origination costs. Loan income is recognized based upon the expected yield of the loan after giving effect to borrower utilization of incentives such as principal reductions for timely payments ("borrower benefits") and other yield adjustments. The estimate of the borrower benefits discount is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits. For competitive purposes, the Company frequently changes the borrower benefit programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the borrower benefit discount. Loan premiums, deferred origination costs, and borrower benefits are included in the carrying value of the student loan on the consolidated balance sheet and are amortized over the estimated life of the loan in accordance with SFAS No. 91, ACCOUNTING FOR NON-REFUNDABLE FEES AND COSTS ASSOCIATED WITH ORIGINATING OR ACQUIRING LOANS AND INITIAL DIRECT COSTS OF LEASES. The most sensitive estimate for loan premiums, deferred origination costs, and borrower benefits is the estimate of the constant repayment rate ("CPR"). CPR is a variable in the life of loan estimate that measures the rate at which loans in a portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance. A number of factors can affect the CPR estimate such as the rate of consolidation activity and default rates. Should any of these factors change, the estimates made by management would also change, which in turn would impact the amount of loan premium and deferred origination cost amortization recognized by the Company in a particular period.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. As of the filing of this Report, management believes that SFAS No. 157 will not have a material effect on the financial position and results of operations of the Company.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS. No. 159"), which permits entities to choose to measure many financial instruments at fair value. The Statement allows entities to achieve an offset accounting effect for certain changes in fair value of related assets and liabilities without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement consistent with the Board's long-term objectives for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted. Retrospective application to fiscal years preceding the effective date (or early adoption date) is prohibited. Management is currently evaluating SFAS No. 159 to assess its impact on the Company's financial statements.

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

The following table sets forth the Company's loan assets and debt instruments by rate characteristics:
                                 As of March 31, 2007    As of December 31, 2006
                               ------------------------  -----------------------
                                  Dollars      Percent      Dollars     Percent
                               -------------  ---------  ------------- ---------
Fixed-rate loan assets         $    764,996        3.1 %  $    787,378     3.4 %
Variable-rate loan assets        23,852,034       96.9      22,627,090    96.6
                               -------------  ---------  ------------- --------
   Total                       $ 24,617,030      100.0 %  $ 23,414,468   100.0 %
                               =============  =========  ============= ========

Fixed-rate debt instruments    $    851,394        3.2 %  $    878,431     3.4 %
Variable-rate debt instruments   25,686,088       96.8      24,683,688    96.6
                               -------------  ---------  ------------- --------
   Total                       $ 26,537,482      100.0 %  $ 25,562,119   100.0 %
                               =============  =========  ============= ========

The following table shows the Company's student loan assets currently earning at a fixed rate as of March 31, 2007:

                    Borrower/        Estimated
                     lender          variable           Current
 Fixed interest      weighted        conversion        balance of
   rate range     average yield       rate (a)      fixed rate assets
----------------  -------------    ----------------  ---------------

   8.0 - 9.0%         8.23%             5.59%         $    362,919
     > 9.0%           9.05              6.41               402,077
                                                     --------------
                                                      $    764,996
                                                     ==============

   -------------------

   (a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to variable rate.

Historically, the Company has followed a policy of funding the majority of its student loan portfolio with variable-rate debt. In a low interest rate environment, the FFELP loan portfolio yields excess income primarily due to the reduction in interest rates on the variable-rate liabilities that fund student loans at a fixed borrower rate and also due to consolidation loans earning interest at a fixed rate to the borrower. This excess income is referred to as "floor income." Therefore, absent utilizing derivative instruments, in a low interest rate environment, a rise in interest rates will have an adverse effect on earnings. For the three months ended March 31, 2007, loan interest income includes approximately $3.5 million of floor income. In higher interest rate environments, where the interest rate rises above the borrower rate and the fixed-rate loans become variable rate and are effectively matched with variable-rate debt, the impact of rate fluctuations is substantially reduced.

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

INTEREST RATE SWAPS - LOAN PORTFOLIO

The following table summarizes the outstanding interest rate derivative instruments as of March 31, 2007 used by the Company to hedge the fixed-rate student loan portfolio:

                                              Weighted average
                                Notional     fixed rate paid by
                 Maturity        values         the Company
                -----------   -----------    ------------------

                    2008        $ 462,500          3.76 %
                    2009          312,500          4.01
                               -----------    -------------
                    Total       $ 775,000          3.86 %
                               ===========    =============


In addition to the interest rate swaps with notional values of $0.8 billion summarized above, as of March 31, 2007, the Company had $376.4 million of fixed-rate debt (excluding the Company's fixed-rate unsecured debt of $475 million) that was used by the Company to hedge fixed-rate student loan assets. The weighted average interest rate paid by the Company on the $376.4 million of debt as of March 31, 2007 was 6.01%.

INTEREST RATE SWAPS - OTHER

As discussed under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation", the Company entered into a Settlement Agreement with the Department to resolve the audit by the OIG of the Company's portfolio of student loans receiving the 9.5% special allowance payments. Under the terms of the Agreement, the Company will no longer receive 9.5% special allowance payments.

In consideration of not receiving the 9.5% special allowance payments on a prospective basis, the Company entered into a series of off-setting interest rate swaps that mirror the $2.45 billion in pre-existing interest rate swaps that the Company had utilized to hedge its loan portfolio receiving 9.5% special allowance payments against increases in interest rates. The net effect of the new offsetting derivatives is to lock in a series of future income streams on underlying trades through their respective maturity dates. The following table summarizes these derivatives as of March 31, 2007:

                               Weighted                           Weighted
                             average fixed                      average fixed
                Notional     rate paid by        Notional     rate received by
 Maturity        Amount      the Company          Amount        the Company
------------  -------------  ---------------    -----------   ----------------

   2007       $    512,500         3.42 %      $   512,500          5.25 %
   2010          1,137,500         4.25          1,137,500          4.75
   2012            275,000         4.31            275,000          4.76
   2013            525,000         4.36            525,000          4.80
              -------------  ---------------    -----------   ----------------
              $  2,450,000         4.11 %      $ 2,450,000          4.87 %
              =============  ===============    ===========   ================

BASIS SWAPS

On May 1, 2006, the Company entered into three, ten-year basis swaps with notional values of $500.0 million each in which the Company receives three-month LIBOR and pays one-month LIBOR less a spread as defined in the agreements. The effective dates of these agreements were November 25, 2006, December 25, 2006, and January 25, 2007.

On April 4, 2007, the Company entered into three, 2-year swaps with notional amounts of $1.0 billion each. For each swap, the Company receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the agreements. The effective dates of theses agreements are May 27, 2008, June 25, 2008, and July 25, 2008. The Company entered into theses derivatives instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets.

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

See "Foreign Currency Exchange Risk".

FINANCIAL STATEMENT IMPACT OF DERIVATIVE INSTRUMENTS

The Company accounts for its derivative instruments in accordance with SFAS No.
133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company's operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company's derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The net decrease in fair value of the Company's derivatives are included in "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" in the Company's consolidated statements of income and resulted in a gain of $3.6 million and $50.3 million for the three months ended March 31, 2007 and 2006, respectively.

The following summarizes the derivative settlements included in "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" on the consolidated statements of income:

                                                   Three months ended March 31,
                                                   ----------------------------
                                                      2007           2006
                                                   ------------- --------------
Interest rate and basis swap
  derivatives- loan portfolio                           $ 2,895          1,732
Interest rate swap derivatives- other (a)                 4,664             --
Special allowance yield adjustment derivatives (a)           --          4,164
Cross-currency interest rate swaps                       (3,319)        (1,152)
                                                   ------------- --------------
Derivative settlements, net                             $ 4,240          4,744
                                                   ============= ==============

(a) Derivative settlements for interest rate swaps "other" include settlements on the portfolio of derivatives that the Company had used to hedge 9.5% special allowance payments and the portfolio of off-setting interest rate swaps the Company entered into during the fourth quarter 2006. The new derivatives mirror the 9.5% special allowance payment derivatives. Settlements on the 9.5% special allowance derivatives were classified as special allowance yield adjustment derivatives through September 30, 2006.

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

                                                                              Three months ended March 31, 2007
                                                 ----------------------------------------------------------------------------------
                                                 Change from decrease of 100  Change from increase of      Change from increase of
                                                       basis points             100 basis points              200 basis points
                                                 -------------------------     ------------------------   -------------------------
                                                    Dollar       Percent          Dollar       Percent       Dollar      Percent
                                                 -------------  ----------     -------------  ---------   ------------  -----------
Effect on earnings:
     Increase in pre-tax net income before
         impact of derivative settlements        $    7,029      29.7  %          $   228        0.9 %     $ 1,593           6.7 %
     Impact of derivative settlements                (1,911)     (8.1)              1,911        8.1         3,822          16.2
                                                 -------------  ----------     -------------  ---------   ------------  ---------
     Increase in net income before taxes         $    5,118      21.6  %          $ 2,139        9.0 %     $ 5,415          22.9 %
                                                 =============  ==========     =============  =========   ============  =========
     Increase in basic and diluted
         earning per share                       $     0.06                       $  0.03                  $  0.07
                                                 =============                 =============              ============

                                                                              Three months ended March 31, 2006
                                                 ----------------------------------------------------------------------------------
                                                 Change from decrease of 100  Change from increase of      Change from increase of
                                                       basis points             100 basis points              200 basis points
                                                 -------------------------     ------------------------   -------------------------
                                                    Dollar       Percent          Dollar       Percent       Dollar      Percent
                                                 -------------  ----------     -------------  ---------   -----------  -----------
Effect on earnings:
     Increase (decrease) in pre-tax
         net income before
         impact of derivative settlements        $    9,812      11.8 %          $ (8,444)     (10.2)%   $ (13,879)        (16.7)%
     Impact of derivative settlements                (9,462)    (11.4)              9,462       11.4        18,925          22.8
                                                   ----------  ----------      -------------  ---------   -----------   -----------
     Increase in net income before taxes         $      350       0.4 %          $  1,018        1.2 %   $   5,046           6.1 %
                                                   ==========  ==========      =============  =========   ===========   ===========
     Increase in basic and diluted
         earning per share                       $       --                      $   0.01                $    0.06
                                                   ==========                  =============               ==========

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

During 2006, the Company completed separate debt offerings of student loan asset-backed securities that included 420.5 million and 352.7 million Euro-denominated notes with interest rates based on a spread to the EURIBOR index. As a result of this transaction, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. and Euro dollars. The principal and accrued interest on these notes is re-measured at each reporting period and recorded on the Company's balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" in the Company's consolidated statements of income.

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

For the three months ended March 31, 2007, the Company recorded an expense of $13.7 million as a result of re-measurement of the Euro Notes and income of $11.2 million for the change in the fair value of the related derivative instrument. Both of these amounts are included in "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" on the Company's consolidated statement of income.

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

DEPARTMENT OF EDUCATION SETTLEMENT

In June 2005, the Office of Inspector General of the U.S. Department of Education (the "OIG") commenced an audit of the portion of the Company's student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate based on provisions of the Higher Education Act and regulations and guidance of the U.S. Department of Education (the "Department") and related interpretations. On September 29, 2006, the Company received a final audit report from the OIG where the OIG found that an increase in the amount of 9.5% special allowance payments received by the Company was based on what the OIG deemed to be ineligible loans.

On January 19, 2007, the Company entered into a Settlement Agreement with the Department to resolve the OIG audit of the Company's portfolio of student loans receiving 9.5% special allowance payments. Under the terms of the Settlement Agreement, the Company is permitted to retain the 9.5% special allowance payments that it received from the Department prior to July 1, 2006. In addition, the Settlement Agreement eliminates all 9.5% special allowance payments with respect to the Company's portfolios of student loans for periods on and after July 1, 2006.

The Company disagrees with the OIG audit report, and continues to believe that it billed for the 9.5% special allowance payments in accordance with applicable laws, regulations, and the Department's previous guidance. As a part of the Settlement Agreement, the Company and the Department acknowledge a dispute exists related to guidance previously issued by the Department and the application of the existing laws and regulations related to the Company receiving certain 9.5% special allowance payments, and that the Settlement Agreement is based in part on the parties' desire to avoid costly litigation regarding that dispute. The new guidance provided to the Company in the Settlement Agreement eliminates all future 9.5% special allowance payments for the Company. These loans will continue to receive special allowance payments using other applicable special allowance formulas.

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

INVESTIGATION BY THE NEW YORK ATTORNEY GENERAL'S OFFICE

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, on January 11, 2007 the Company received a letter from the New York Attorney General requesting certain information and documents from the Company in connection with the New York Attorney General's investigation into preferred lender list activities. Since that time other state attorneys general and the U.S. Senate Committee on Health, Education, Labor, and Pensions have announced or reportedly have initiated broad inquiries or investigations of the activities of various participants in the student loan industry, including activities which may involve perceived conflicts of interest. Such inquiries or investigations, including the investigation by the New York Attorney General, are discussed immediately below.

INDUSTRY INVESTIGATIONS

Since January 2007, a number of state attorneys general and the U.S. Senate Committee on Health, Education, Labor, and Pensions have announced or are reportedly conducting broad inquiries or investigations of the activities of various participants in the student loan industry, including activities which may involve perceived conflicts of interest. The general focus of the inquiries or investigations to date has primarily been on any financial arrangements among student loan lenders and other industry participants which may facilitate increased volumes of student loans for particular lenders. Like many other student loan lenders, the Company has received informal requests for information from certain state attorneys general and the Chairman of the U.S. Senate Committee on Health, Education, Labor, and Pensions in connection with their inquiries or investigations. In addition, the Company has received subpoenas for information from the New York Attorney General and the New Jersey Attorney General. In each case the Company is cooperating with the requests and subpoenas for information that it has received.

On April 20, 2007, the Company announced that it had agreed with the Nebraska Attorney General to voluntarily adopt a Nelnet Student Loan Code of Conduct, post a review of the Company's business practices on its website, and commit $1 million to help educate students and families on how to plan and pay for their education. While the Company cannot predict the ultimate outcome of any other inquiry or investigation, it is possible these inquiries or investigations may result in additional agreements. The Company currently believes that the ultimate resolution of these inquiries or investigations will not have a material adverse effect on the Company's financial condition or ongoing operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors described in Nelnet's Annual Report on Form 10-K for the year ended December 31, 2006 in response to
Item 1A of Part I of such Form 10-K except as set forth below.

CHANGES IN LEGISLATION AND REGULATIONS COULD HAVE A NEGATIVE IMPACT UPON THE COMPANY'S BUSINESS AND MAY AFFECT ITS PROFITABILITY.

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

The Company does not anticipate a negative impact from the reauthorization of the remaining titles of the Higher Education Act. However, it cannot predict the outcome of this or any other legislation impacting the FFEL Program, and recognizes that a level of political and legislative risk always exists within the industry. This could include changes in legislation further impacting lender margins, fees paid to the Department, new policies affecting the competition between the FDL Program and FFEL Programs, or additional lender risk sharing. See Part I, Item I, "Business - Recent Developments Related to the Higher Education Act."

In addition to changes to the FFEL Program and the Higher Education Act, various state laws targeted at student lending companies have been proposed or are in the process of being enacted. Many of these laws propose or require changes to lending and business practices of student lenders. These laws could have a negative impact on the Company's operations by requiring changes to the Company's business practices and operations. Changes to privacy and direct mail legislation could also negatively impact the Company, in particular the Company's lead generation activities. Changes in such legislation could restrict the Company's ability to collect information for its lead generation activities and its ability to use the information it collects. In addition, changes to privacy and direct mail legislation could cause the Company to incur expenses related to implementation of any required changes to the Company's compliance programs.

THE COMPANY COULD BE SANCTIONED IF IT CONDUCTS ACTIVITIES WHICH ARE CONSIDERED PROHIBITED INDUCEMENTS UNDER THE HIGHER EDUCATION ACT.

The Higher Education Act generally prohibits a lender from providing certain inducements to educational institutions or individuals in order to secure applicants for FFELP loans. The Company has structured its relationships and product offerings in a manner intended to comply with the Higher Education Act and the available communications and guidance from the Department. If the Department were to change its position on any of these matters, the Company may have to change the way it markets products and services and a new marketing strategy may not be as effective. If the Company fails to respond to the Department's change in position, the Department could potentially impose sanctions upon the Company that could negatively impact the Company's business.

On January 11, 2007, the Company received a letter from the Office of the New York State Attorney General ("NYAG") requesting certain information and documents from the Company in connection with the NYAG's investigation into preferred lender list activities. "Preferred lender lists" are lists of lenders recommended by college and university financial aid departments to students seeking financial aid. On February 1, 2007, the NYAG announced that the NYAG's office is conducting an investigation of the student loan industry to determine if there are conflict of interest issues relating to lenders being placed on the preferred lender lists at colleges and universities, and that the NYAG had sent similar requests to other lenders and is also seeking information from a number of colleges and universities nationwide. On May 3, 2007, the NYAG announced that it had expanded its investigation to include college and university alumni associations having affinity relationships with the Company. The Company is cooperating with the NYAG's investigation and believes its practices comply with all applicable laws and regulations.

CERTAIN PARTICIPANTS IN THE COMPANY'S STOCK COMPENSATION AND BENEFIT PLANS MAY HAVE RESCISSION RIGHTS WITH RESPECT TO SHARES OF STOCK ACQUIRED UNDER THOSE PLANS.

The Company recently discovered that as a result of inadvertent issues related to the delivery of documents to participants, certain participants in the Company's Employee Share Purchase Plan, Restricted Stock Plan, and Employee Stock Purchase Loan Plan, may not have during certain time frames actually received all of the information required to constitute a fully compliant prospectus under the Securities Act of 1933. While the issuance of shares under those plans has been registered with the Securities and Exchange Commission under registration statements on Form S-8, it is a violation of Section 5 of the Securities Act of 1933 to sell a security for which a registration statement has been filed unless accompanied or preceded by a prospectus that meets the requirements of Section 10 of the Securities Act of 1933.

Section 12 of the Securities Act of 1933 generally provides for a one-year rescission right for an investor who acquires a security from a seller who does not comply with the prospectus delivery requirements of Section 5 of the Securities Act of 1933. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. These rights may apply to affected participants in the Company's plans. The Company believes that its potential liability for rescission claims or other damages is not material to the Company's financial condition; however, the Company's potential liability could become material to results of operations for a particular period if, during the one-year period following non-compliant sales, the market price of the shares of Class A common stock falls significantly below the affected participants' acquisition prices.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of Class A common stock during the first quarter of 2007 by the Company or any "affiliated purchaser" of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

                                                                Total number of      Maximum number
                                                               shares purchased    of shares that may
                                Total number      Average     as part of publicly  yet be purchased
                                 of shares      price paid     announced plans      under the plans
  Period                        purchased (1)    per share    or programs (2) (3)   or programs (4)
------------------------------ --------------  -------------  ------------------- -------------------
January 1 - January 31, 2007              --   $         --                   --        4,403,312
February 1 - February 28, 2007     3,060,662          24.65            3,060,662        6,440,588
March 1 - March 31, 2007                 410          26.51                  410        6,549,624
                               --------------  -------------  -------------------
            Total                  3,061,072   $      24.65            3,061,072
                               ==============  =============  ===================

        (1) The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below; and
               (ii) shares repurchased pursuant to the 2006 ESLP discussed in footnote (3) below, of which there were none for the months of January, February, or March 2007. Shares purchased pursuant to the 2006 Plan in February included: (i) 2,725,000 shares of Class A common stock purchased from certain members of management of the Company in private transactions; (ii) 780 shares of Class A common stock purchased from an employee upon termination of employment with the Company whose shares were originally acquired pursuant to the 2006 ESLP; and (iii) 82 shares of Class A common stock purchased from employees whose shares were originally acquired pursuant to the Company's matching provisions in the Company's 401(k) plan. Shares purchased pursuant to the 2006 Plan in March included 410 shares of Class A common stock purchased from employees whose shares were originally acquired pursuant to the Company's matching contribution provisions in the Company's 401(k) plan.

        (2) On May 25, 2006, the Company publicly announced that its Board of Directors had authorized a stock repurchase program to buy back up to a total of five million shares of the Company's Class A common stock (the "2006 Plan"). The 2006 Plan has an expiration date of May 24, 2008 (not January 31, 2008 as indicated in the press release dated May 25, 2006 which announced the program). On February 7, 2007, the Company's Board of Directors increased the total shares the Company is allowed to buy back to 10 million.

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

                                                                            (B/C)            (A+D)
                                        Approximate                      Approximate      Approximate
                                      dollar value of  Closing price      number of        number of
                        Maximum       shares that may    on the last   shares that may  shares that may
                     number of shares     yet be       trading day of      yet be           yet be
                     that may yet be     purchased     the Company's      purchased        purchased
                     purchased under  under the 2006     Class A       under the 2006   under the 2006
                       the 2006 Plan      ESLP         common stock        ESLP          Plan and 2006
      As of                (A)             (B)               (C)            (D)              ESLP
------------------- -----------------------------------------------------------------------------------
January 31, 2007          3,059,800   $ 37,175,000       $ 27.67      1,343,512          4,403,312
February 28, 2007         4,999,138     37,175,000         25.79      1,441,450          6,440,588
March 31, 2007            4,998,728     37,175,000         23.97      1,550,896          6,549,624


WORKING CAPITAL AND DIVIDEND RESTRICTIONS/LIMITATIONS

The Company's credit facilities, including its revolving line of credit which is available through May of 2012, impose restrictions on the Company's minimum consolidated net worth, the ratio of the Company's Adjusted EBITDA to corporate debt interest, the indebtedness of the Company's subsidiaries, and the ratio of Non-FFELP loans to all loans in the Company's portfolio. In addition, trust indentures and other financing agreements governing debt issued by the Company's education lending subsidiaries may have general limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends.

On September 27, 2006 the Company consummated a debt offering of $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities ("Hybrid Securities"). So long as any Hybrid Securities remain outstanding, if the Company gives notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing, then the Company will not, and will not permit any of its subsidiaries to:

        o declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment regarding, any of the Company's capital stock;

        o except as required in connection with the repayment of principal, and except for any partial payments of deferred interest that may be made through the alternative payment mechanism described in the Hybrid Securities indenture, make any payment of principal of, or interest or premium, if any, on, or repay, repurchase, or redeem any of the Company's debt securities that rank PARI PASSU with or junior to the Hybrid Securities; or

        o make any guarantee payments regarding any guarantee by the Company of the subordinated debt securities of any of the Company's subsidiaries if the guarantee ranks PARI PASSU with or junior in interest to the Hybrid Securities.

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

ITEM 6.  EXHIBITS

        10.1+* Nelnet, Inc. Employee Stock Purchase Loan Plan, Effective February 28, 2007.

        10.2+* Nelnet, Inc. Restricted Stock Plan, As amended through March 22, 2007.

        10.3 Amended and Restated Credit Agreement dated as of May 8, 2007 among Nelnet, Inc., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, Citibank, N.A., individually and as Syndication Agent, and various lender parties thereto, filed as
                Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 10, 2007 and incorporated herein by reference.

        10.4 Settlement Agreement dated January 19, 2007 between Nelnet, Inc. and the United States Department of Education, filed as Exhibit
                10.1 to the registrant's Current Report on Form 8-K filed on January 19, 2007 and incorporated herein by reference.

        10.5 Commercial Paper Dealer Agreement between Nelnet, Inc. and Banc of America Securities LLC dated as of December 29, 2006, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on January 30, 2007 and incorporated herein by reference.

        10.6 Commercial Paper Issuing and Paying Agent Agreement between Nelnet, Inc. and Deutsche Bank Trust Company Americas dated as of December 29, 2006, filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on January 30, 2007 and incorporated herein by reference.

        10.7 Commercial Paper Dealer Agreement between Nelnet, Inc. and SunTrust Capital Markets, Inc. dated as of December 29, 2006, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 30, 2007 and incorporated herein by reference.

        31.1* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Co-Chief Executive Officer Michael S. Dunlap.

        31.2* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Co-Chief Executive Officer Stephen F. Butterfield.

        31.3* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

        32.** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        *   Filed herewith
        **  Furnished herewith
        +   Indicates a compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NELNET, INC.

Date:   May 10, 2007           By:     /s/ MICHAEL S. DUNLAP
                               ------------------------------------------
                               Name: Michael S. Dunlap
                               Title:  Chairman and Co-Chief Executive Officer

                               By:     /s/ STEPHEN F. BUTTERFIELD
                               --------------------------------------------
                               Name: Stephen F. Butterfield
                               Title:  Vice-Chairman and Co-Chief Executive
                                       Officer


                               By:     /s/ TERRY J. HEIMES
                               ---------------------------------------------
                                Name: Terry J. Heimes
                               Title:  Chief Financial Officer