Form 10-Q
period 2007-06-30
NELNET INC
filed 2007-08-09
CIK 1258602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                       OR

| |        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM ___________TO ______________.



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

     As of July 31, 2007, there were 37,958,775 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively.

                                  NELNET, INC.
                                    FORM 10-Q
                                      INDEX
                                  JUNE 30, 2007
PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements                                           2
        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 26
        Item 3. Quantitative and Qualitative Disclosures about Market Risk    57
        Item 4. Controls and Procedures                                       61

PART II. OTHER INFORMATION
        Item 1. Legal Proceedings                                             61
        Item 1A.Risk Factors                                                  62
        Item 2. Unregistered Sales of Equity Securities and Use of Proceeds   65
        Item 4  Submission of Matters to a Vote of Security Holders           67
        Item 6. Exhibits                                                      68

Signatures                                                                    69

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                NELNET, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   AS OF            AS OF
                                                               JUNE 30, 2007  DECEMBER 31, 2006
                                                               -------------  -----------------
                                                                (UNAUDITED)
ASSETS:
Student loans receivable (net of allowance for loan
    losses of $27,140 and $26,003, respectively)               $26,174,958        23,789,552
Cash and cash equivalents:
    Cash and cash equivalents - not held at a related party         28,336            34,963
    Cash and cash equivalents - held at a related party             77,670            67,380
                                                               -------------  -----------------
       Total cash and cash equivalents                             106,006           102,343
Restricted cash                                                  1,109,370         1,388,719
Restricted investments                                             107,226           129,132
Restricted cash - due to customers                                  44,655           153,557
Accrued interest receivable                                        584,819           503,365
Accounts receivable, net                                            56,053            49,227
Goodwill                                                           191,256           191,420
Intangible assets, net                                             146,542           161,588
Property and equipment, net                                         68,441            62,285
Assets of discontinued operations                                       --            27,309
Other assets                                                        91,722            92,277
Fair value of derivative instruments                               192,326           146,099
                                                               -------------  -----------------
    Total assets                                               $28,873,374        26,796,873
                                                               =============  =================
LIABILITIES:
Bonds and notes payable                                        $27,791,146        25,562,119
Accrued interest payable                                           118,666           120,211
Liabilities of discontinued operations                                  --             7,732
Other liabilities                                                  264,169           253,431
Due to customers                                                    44,655           153,557
Fair value of derivative instruments                                43,560            27,973
                                                               -------------  -----------------
    Total liabilities                                           28,262,196        26,125,023
                                                               -------------  -----------------
SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value.  Authorized 50,000,000
    shares; no shares issued or outstanding                             --                --
Common stock:
    Class A, $0.01 par value. Authorized 600,000,000 shares;
       issued and outstanding 37,661,381 shares as of June 30,
       2007 and 39,035,169 shares as of December 31, 2006              377               390
    Class B, $0.01 par value.  Authorized 60,000,000 shares;
       issued and outstanding 11,495,377 shares as of June 30,
       2007 and 13,505,812 shares as of December 31, 2006              115               135
Additional paid-in capital                                          98,702           182,846
Retained earnings                                                  518,910           496,341
Unearned compensation                                               (4,229)           (5,168)
Employee notes receivable                                           (2,697)           (2,825)
Accumulated other comprehensive income, net of taxes                    --               131
                                                               -------------  -----------------
    Total shareholders' equity                                     611,178           671,850
                                                               -------------  -----------------
COMMITMENTS AND CONTINGENCIES
    Total liabilities and shareholders' equity                 $28,873,374        26,796,873
                                                               =============  =================

See accompanying notes to consolidated financial statements.


                                      NELNET, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                              (UNAUDITED)

                                                                      THREE MONTHS                   SIX MONTHS
                                                                      ENDED JUNE 30,                ENDED JUNE 30,
                                                              ----------------------------  ----------------------------
                                                                   2007          2006           2007           2006
                                                              -------------  -------------  -------------  -------------
INTEREST INCOME:
    Loan interest                                              $   417,086        362,742        814,140        688,402
    Investment interest                                             18,783         24,249         40,208         43,726
                                                              -------------  -------------  -------------  -------------
       Total interest income                                       435,869        386,991        854,348        732,128
INTEREST EXPENSE:
    Interest on bonds and notes payable                            367,893        300,844        718,388        559,793
                                                              -------------  -------------  -------------  -------------
       Net interest income                                          67,976         86,147        135,960        172,335
    Less provision for loan losses                                   2,535          2,190          5,288         11,808
                                                              -------------  -------------  -------------  -------------
       Net interest income after provision for loan losses          65,441         83,957        130,672        160,527
                                                              -------------  -------------  -------------  -------------
OTHER INCOME:
    Loan and guarantee servicing income                             31,610         28,926         62,076         59,216
    Other fee-based income                                          38,262         16,074         78,291         34,229
    Software services income                                         5,848          4,018         11,596          7,427
    Other income                                                     2,937          2,906          9,816          4,893
    Derivative market value, foreign currency,
      and put option adjustments and derivative
      settlements, net                                              10,743         35,782          2,853         79,789
                                                              -------------  -------------  -------------  -------------
       Total other income                                           89,400         87,706        164,632        185,554
                                                              -------------  -------------  -------------  -------------
OPERATING EXPENSES:
    Salaries and benefits                                           59,761         54,753        121,465        104,252
    Other operating expenses:
       Depreciation and amortization                                10,647          9,218         21,657         17,917
       Advertising and marketing                                    15,456          5,100         29,449          9,661
       Professional and other services                              10,514          5,552         18,883         11,252
       Occupancy and communications                                  5,032          4,908         10,251          9,513
       Postage and distribution                                      5,624          6,127         10,143         11,168
       Trustee and other debt related fees                           2,785          2,935          5,628          6,040
       Other                                                        10,827         12,697         24,399         24,707
                                                              -------------  -------------  -------------  -------------
                   Total other operating expenses                   60,885         46,537        120,410         90,258
                                                              -------------  -------------  -------------  -------------
                   Total operating expenses                        120,646        101,290        241,875        194,510
                                                              -------------  -------------  -------------  -------------
                   Income before income taxes
                     and minority interest                          34,195         70,373         53,429        151,571
    Income tax expense                                              13,306         26,038         20,570         56,080
                                                              -------------  -------------  -------------  -------------
                   Income before minority interest                  20,889         44,335         32,859         95,491
    Minority interest in subsidiary income                              --             --             --           (242)
                                                              -------------  -------------  -------------  -------------

                   Income from continuing operations                20,889         44,335         32,859         95,249
    Income (loss) from discontinued operations, net of tax          (6,135)         1,418         (3,325)         2,570
                                                              -------------  -------------  -------------  -------------
                   Net income                                  $    14,754         45,753         29,534         97,819
                                                              =============  =============  =============  =============
    Earnings per share, basic and diluted
                   Income from continuing operations           $      0.42           0.81           0.66           1.75
                   Income (loss) from discontinued
                   operations                                        (0.12)          0.03          (0.07)          0.05
                                                              -------------  -------------  -------------  -------------
                   Net income                                  $      0.30           0.84           0.59           1.80
                                                              =============  =============  =============  =============
     Weighted average shares outstanding, basic and diluted     49,452,960     54,297,230     50,213,349     54,269,440
                                                              =============  =============  =============  =============

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


                                              PREFERRED      COMMON STOCK SHARES                 CLASS A     CLASS B   ADDITIONAL
                                                STOCK    ---------------------------  PREFERRED   COMMON      COMMON     PAID-IN
                                                SHARES      CLASS A        CLASS B      STOCK     STOCK       STOCK      CAPITAL
                                               --------- -------------- ------------  ---------- --------   ---------- -----------

Balance as of March 31, 2006                      --      40,428,988     13,942,954  $      --       404          139     241,722
Comprehensive income:
    Net income                                    --              --             --         --        --           --          --
    Other comprehensive income related
       to foreign currency translation            --              --             --         --        --           --          --

       Total comprehensive income
Issuance of common stock, net of forfeitures      --          18,693             --         --        --           --         922
Compensation expense for stock based awards       --              --             --         --        --           --          --
Repurchase of common stock                        --        (328,700)            --         --        (3)          --     (12,650)
Loan to employee for purchase of
    common stock                                  --              --             --         --        --           --          --
                                               --------- -------------- ------------  ---------- --------   ---------- -----------
Balance as of June 30, 2006                       --      40,118,981     13,942,954  $      --       401          139     229,994
                                               ========= ============== ============  ========== ========   ========== ===========

Balance as of March 31, 2007                      --      38,097,623     11,495,377  $      --       381          115     110,254
Comprehensive income:
    Net income                                    --              --             --         --        --           --          --
    Other comprehensive income:
       Foreign currency translation               --              --             --         --        --           --          --
       Non-pension postretirement benefit
         plan                                     --              --             --         --        --           --          --

       Total comprehensive income
Cash dividend on Class A and Class B
    common stock - $0.07 per share                --              --             --         --        --           --          --
Issuance of common stock, net of forfeitures      --          39,182             --         --         1           --         972
Compensation expense for stock based awards       --              --             --         --        --           --          --
Repurchase of common stock                        --            (998)            --         --        --           --         (22)
Acquisition of enterprise under common control    --        (474,426)            --         --        (5)          --     (12,502)
Payments received on employee
    stock notes receivable                        --              --             --         --        --           --          --
                                               --------- -------------- ------------  ---------- --------   ---------- -----------
Balance as of June 30, 2007                       --      37,661,381     11,495,377  $      --       377          115      98,702
                                               ========= ============== ============  ========== ========   ========== ===========

Balance as of December 31, 2005                   --      40,040,841     13,962,954  $      --       400          140     220,432
Comprehensive income:
    Net income                                    --              --             --         --        --           --          --
    Other comprehensive income related
       to foreign currency translation            --              --             --         --        --           --          --

       Total comprehensive income
Issuance of common stock, net of forfeitures      --         386,840             --         --         3           --      22,212
Compensation expense for stock based awards       --              --             --         --        --           --          --
Repurchase of common stock                        --        (328,700)            --         --        (3)          --     (12,650)
Conversion of common stock                        --          20,000        (20,000)        --         1           (1)         --
Loan to employee for purchase of
    common stock                                  --              --             --         --        --           --          --
                                               --------- -------------- ------------  ---------- --------   ---------- -----------
Balance as of June 30, 2006                       --      40,118,981     13,942,954  $      --       401          139     229,994
                                               ========= ============== ============  ========== ========   ========== ===========

Balance as of December 31, 2006                   --      39,035,169     13,505,812  $      --       390          135     182,846
Comprehensive income:
    Net income                                    --              --             --         --        --           --          --
    Other comprehensive income:
       Foreign currency translation               --              --             --         --        --           --          --
       Non-pension postretirement benefit
         plan                                     --              --             --         --        --           --          --

       Total comprehensive income
Cash dividend on Class A and Class B
    common stock - $0.14 per share                --              --             --         --        --           --          --
Adjustment to adopt provisions of
    FASB Interpretation No. 48                    --              --             --         --        --           --          --
Issuance of common stock, net of forfeitures      --         152,273             --         --         2           --       3,810
Compensation expense for stock based awards       --              --             --         --        --           --          --
Repurchase of common stock                        --      (3,062,070)            --         --       (30)          --     (75,452)
Conversion of common stock                        --       2,010,435     (2,010,435)        --        20          (20)         --
Acquisition of enterprise under common control    --        (474,426)            --         --        (5)          --     (12,502)
Payments received on employee
    stock notes receivable                        --              --             --         --        --           --          --
                                               --------- -------------- ------------  ---------- --------   ---------- -----------
 Balance as of June 30, 2007                      --      37,661,381     11,495,377  $      --       377          115      98,702
                                               ========= ============== ============  ========== ========   ========== ===========

See accompanying notes to consolidated financial statements.

                                                  NELNET, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                            (Dollars in thousands, except share data)
                                                          (unaudited) (continued)

                                                                                   ACCUMULATED
                                                            UNEARNED   EMPLOYEE       OTHER          TOTAL
                                                RETAINED    COMPEN-     NOTES     COMPREHENSIVE  SHAREHOLDERS'
                                                EARNINGS    SATION    RECEIVABLE     INCOME         EQUITY
                                               ----------- ---------- ----------- -------------- --------------

Balance as of March 31, 2006                      480,252     (5,700)         --           389         717,206
Comprehensive income:
    Net income                                     45,753         --          --            --          45,753
    Other comprehensive income related
       to foreign currency translation                 --         --          --           917             917
                                                                                                 --------------
       Total comprehensive income                                                                       46,670
Issuance of common stock, net of forfeitures           --         --          --            --             922
Compensation expense for stock based awards            --        545          --            --             545
Repurchase of common stock                             --         --          --            --         (12,653)
Loan to employee for purchase of
    common stock                                       --         --        (501)           --            (501)
                                               ----------- ---------- ----------- -------------- --------------
Balance as of June 30, 2006                       526,005     (5,155)       (501)        1,306         752,189
                                               =========== ========== =========== ============== ==============

Balance as of March 31, 2007                      507,596     (4,909)     (2,701)          382         611,118
Comprehensive income:
    Net income                                     14,754         --          --            --          14,754
    Other comprehensive income:
       Foreign currency translation                    --         --          --          (574)           (574)
       Non-pension postretirement benefit
         plan                                          --         --          --           192             192
                                                                                                 --------------
       Total comprehensive income                                                                       14,372
Cash dividend on Class A and Class B
    common stock - $0.07 per share                 (3,440)        --          --            --          (3,440)
Issuance of common stock, net of forfeitures           --        (92)         --            --             881
Compensation expense for stock based awards            --        772          --            --             772
Repurchase of common stock                             --         --          --            --             (22)
Acquisition of enterprise under common control         --         --          --            --         (12,507)
Payments received on employee
    stock notes receivable                             --         --           4            --               4
                                               ----------- ---------- ----------- -------------- --------------
Balance as of June 30, 2007                       518,910     (4,229)     (2,697)           --         611,178
                                               =========== ========== =========== ============== ==============

Balance as of December 31, 2005                   428,186        (86)         --           420         649,492
Comprehensive income:
    Net income                                     97,819         --          --            --          97,819
    Other comprehensive income related
       to foreign currency translation                 --         --          --           886             886
                                                                                                --------------
       Total comprehensive income                                                                       98,705
Issuance of common stock, net of forfeitures           --     (5,980)         --            --          16,235
Compensation expense for stock based awards            --        911          --            --             911
Repurchase of common stock                             --         --          --            --         (12,653)
Conversion of common stock                             --         --          --            --              --
Loan to employee for purchase of
    common stock                                       --         --        (501)           --            (501)
                                               ----------- ---------- ----------- -------------- --------------
Balance as of June 30, 2006                       526,005     (5,155)       (501)        1,306         752,189
                                               =========== ========== =========== ============== ==============

Balance as of December 31, 2006                   496,341     (5,168)     (2,825)          131         671,850
Comprehensive income:
    Net income                                     29,534         --          --            --          29,534
    Other comprehensive income:
       Foreign currency translation                    --         --          --          (322)           (322)
       Non-pension postretirement benefit
         plan                                          --         --          --           191             191
                                                                                                 --------------
       Total comprehensive income                                                                       29,403
Cash dividend on Class A and Class B
    common stock - $0.14 per share                 (6,904)        --          --            --          (6,904)
Adjustment to adopt provisions of
    FASB Interpretation No. 48                        (61)        --          --            --             (61)
Issuance of common stock, net of forfeitures           --       (591)         --            --           3,221
Compensation expense for stock based awards            --      1,530          --            --           1,530
Repurchase of common stock                             --         --          --            --         (75,482)
Conversion of common stock                             --         --          --            --              --
Acquisition of enterprise under common control         --         --          --            --         (12,507)
Payments received on employee
    stock notes receivable                             --         --         128            --             128
                                               ----------- ---------- ----------- -------------- --------------
 Balance as of June 30, 2007                      518,910     (4,229)     (2,697)           --         611,178
                                               =========== ========== =========== ============== ==============

See accompanying notes to consolidated financial statements.

                            NELNET, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)
                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           ------------------------
                                                                              2007         2006
                                                                           -----------  -----------
Net income                                                                 $   29,534       97,819
Income (loss) from discontinued operations                                     (3,325)       2,570
                                                                           -----------  -----------
Income from continuing operations                                              32,859       95,249
Adjustments to reconcile income from continuing
   operations to net cash provided
   by operating activities, net of business acquisistions
   Depreciation and amortization, including loan premiums and
   deferred origination costs                                                 150,465       65,673
   Derivative market value adjustment                                         (20,374)    (106,682)
   Foreign currency transaction adjustment                                     24,974       38,055
   Change in value of put options issued in business acquisitions               1,983          284
   Proceeds from the sale of floor contracts                                       --        8,580
   Payments to terminate floor contracts                                       (8,100)          --
   Gain on termination of floor contracts                                      (2,058)          --
   Loss on sale of business                                                     9,041           --
   Gain on sale of student loans                                               (2,286)      (1,880)
   Non-cash compensation expense                                                2,591        1,075
   Deferred income tax expense                                                   (921)      27,255
   Provision for loan losses                                                    5,288       11,808
   Other non-cash items                                                          (848)         531
   Increase in accrued interest receivable                                    (81,421)     (98,488)
   Increase in accounts receivable                                             (6,698)        (345)
   Decrease in other assets                                                     6,491       13,317
   (Decrease) increase in accrued interest payable                             (1,545)      19,190
   Increase in other liabilities                                                5,667       36,186
                                                                           -----------  -----------
     Net cash flows from operating activities - continuing operations         115,108      109,808
     Net cash flows from operating activities - discontinued operations        (4,467)         523
                                                                           -----------  -----------
     Net cash provided by operating activities                                110,641      110,331
                                                                           -----------  -----------
Cash flows from investing activities, net of business acquisitions:
   Originations, purchases, and consolidations of
      student loans, including loan premiums
      and deferred origination costs                                       (3,389,420)  (3,397,070)
   Purchases of student loans, including
   loan premiums, from a related party                                       (191,003)    (389,266)
   Net proceeds from student loan repayments,
   claims, capitalized interest, and other                                  1,060,117    1,400,224
   Proceeds from sale of student loans                                         88,205      189,513
   Purchases of property and equipment, net                                   (13,830)      (9,385)
   Decrease (increase) in restricted cash                                     279,349     (449,230)
   Purchases of restricted investments                                       (239,691)    (401,953)
   Proceeds from maturities of restricted investments                         261,597      416,261
   Distribution from equity method investment                                     434            --
   Business acquisitions, net of cash acquired                                  2,211      (60,271)
   Proceeds from sale of business, net of cash sold                             7,551            --
                                                                           -----------  -----------
     Net cash flows from investing activities - continuing operations      (2,134,480)  (2,701,177)
     Net cash flows from investing activities - discontinued operations          (294)      (5,148)
                                                                           -----------  -----------
     Net cash used in investing activities                                 (2,134,774)  (2,706,325)
                                                                           -----------  -----------
Cash flows from financing activities:
   Payments on bonds and notes payable                                     (1,435,054)  (1,552,432)
   Proceeds from issuance of bonds and notes payable                        3,601,480    4,097,658
   (Payments) proceeds from issuance of notes payable
   due to a related party, net                                                (55,715)      71,081
   Payments of debt issuance costs                                             (5,899)     (10,382)
   Dividends paid                                                              (6,904)          --
   Proceeds from issuance of common stock                                         951          831
   Repurchases of common stock                                                (75,482)     (12,653)
   Payments received on employee stock notes receivable                           128           --
   Loan to employee for purchase of common stock                                   --         (501)
                                                                           -----------  -----------
     Net cash flows from financing activities - continuing operations       2,023,505    2,593,602
     Net cash flows from financing activities - discontinued operations            --           --
                                                                           -----------  -----------
     Net cash provided by financing activities                              2,023,505    2,593,602
                                                                           -----------  -----------

Effect of exchange rate fluctuations on cash                                      548          221

     Net decrease in cash and cash equivalents                                    (80)      (2,171)

Cash and cash equivalents, beginning of period                                106,086      103,650
                                                                           -----------  -----------
Cash and cash equivalents, end of period                                   $  106,006      101,479
                                                                           ===========  ===========
Supplemental disclosures of cash flow information:
   Interest paid                                                           $  630,175      529,266
                                                                           ===========  ===========
   Income taxes paid, net of refunds                                       $   12,130       35,192
                                                                           ===========  ===========

See accompanying notes to consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (INFORMATION AS OF JUNE 30, 2007 AND FOR THE THREE MONTHS AND SIX MONTHS ENDED
                      JUNE 30, 2007 AND 2006 IS UNAUDITED)
    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)


1.      BASIS OF FINANCIAL REPORTING

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the "Company") as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2006 and, in the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007. The unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts from 2006 have been reclassified to conform to the current period presentation.

2.    DISCONTINUED OPERATIONS

On May 25, 2007, the Company sold EDULINX Canada Corporation ("EDULINX"), a Canadian student loan service provider and subsidiary of the Company, for initial proceeds of $19.0 million, including the impact of a preliminary working capital adjustment. The Company recognized a net loss of $9.0 million related to the transaction. The initial proceeds and the related loss on disposal exclude up to $2.5 million of contingent consideration that, if earned based on EDULINX meeting certain performance measures as defined in an existing servicing agreement between EDULINX and the Government of Canada, will be payable to the Company in the second quarter 2008. If the Company receives this incentive payment of up to $2.5 million, these additional proceeds will be recognized by the Company as a gain in the period when such cash is received.

As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations in the accompanying consolidated statements of income for all periods presented. The segment results in note 11 also reflect the reclassification of EDULINX to discontinued operations. The operating results of EDULINX were included in the Student Loan and Guaranty Servicing operating segment.

The components of the income (loss) from discontinued operations are presented below.
                                              Three months         Six months
                                              ended June 30,     ended June 30,
                                            ----------------- ------------------
                                               2007    2006     2007     2006
                                            --------- ------- -------- ---------

Operating income of discontinued operations $  4,864   2,232    9,278     4,053
Income tax on operations                      (1,958)   (814)  (3,562)   (1,483)
Loss on disposal                              (8,151)     --   (8,151)       --
Income tax on disposal                          (890)     --     (890)       --
                                            --------- ------- -------- ---------
Income (loss) from discontinued
  operations, net of tax                    $ (6,135)  1,418   (3,325)    2,570
                                            ========= ======= ======== =========

The following operations related to EDULINX have been segregated from continuing operations and reported as discontinued operations through the date of disposition. Interest expense was not allocated to EDULINX and, therefore, all of the Company's interest expense is included within continuing operations.

                                  Three months          Six months
                                  ended June 30,      ended June 30,
                                ------------------  -------------------
                                   2007    2006        2007      2006
                                --------- --------  --------- ---------
Net interest income             $    53        65       124        129
Other income                     12,480    15,149    31,511     31,933
Operating expenses               (7,669)  (12,982)  (22,357)   (28,009)
                                -------- --------- --------- ----------
Income before income taxes        4,864     2,232     9,278      4,053
Income tax expense                1,958       814     3,562      1,483
                                -------- --------- --------- ----------
Operating income of
   discontinued operations,
   net of tax                   $ 2,906     1,418     5,716      2,570
                                ======== ========= ========= ==========

The assets and liabilities of EDULINX are classified as assets and liabilities of discontinued operations within the Company's consolidated balance sheet for all periods prior to the sale of EDULINX. Assets and liabilities of discontinued operations as of December 31, 2006 are summarized below.

                Cash                                     $  3,743
                Accounts receivable, net                   15,632
                Property and equipment, net                 5,639
                Intangible assets, net                      1,406
                Other assets                                  889
                                                         ---------
                Assets of discontinued operations        $ 27,309
                                                         =========

                Other liabilities                        $  7,732
                                                         ---------

                Liabilities of discontinued operations   $  7,732
                                                         =========

3.    RECENT DEVELOPMENTS

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

INDUSTRY INQUIRIES AND INVESTIGATIONS

Since January 2007, a number of state attorneys general and the U.S. Senate Committee on Health, Education, Labor, and Pensions have announced or are reportedly conducting broad inquiries or investigations of the activities of various participants in the student loan industry, including activities which may involve perceived conflicts of interest. The general focus of the inquiries or investigations to date has primarily been on any financial arrangements among student loan lenders and other industry participants which may facilitate increased volumes of student loans for particular lenders. Like many other student loan lenders, the Company has received informal requests for information from certain state attorneys general and the Chairman of the U.S. Senate Committee on Health, Education, Labor, and Pensions in connection with their inquiries or investigations. In addition, the Company has received subpoenas for information from the New York Attorney General, the New Jersey Attorney General, and the Ohio Attorney General. In each case the Company is cooperating with the requests and subpoenas for information that it has received.

On April 20, 2007, the Company announced that it had agreed with the Nebraska Attorney General to voluntarily adopt a Nelnet Student Loan Code of Conduct, post a review of the Company's business practices on its website, and commit $1.0 million to help educate students and families on how to plan and pay for their education.

On July 31, 2007, the Company announced that it had agreed with the New York Attorney General to adopt the New York Attorney General's Code of Conduct, which is substantially similar to the Nelnet Student Loan Code of Conduct, but which also includes an agreement to eliminate two services the Company had previously announced plans to discontinue - the Company's outsourcing of calls for financial aid offices and its agreements with college alumni associations providing for marketing of consolidation loans to the associations' members. As part of the agreement, the Company agreed to contribute $2.0 million to a national fund for educating high school seniors and their parents regarding the financial aid process. One million dollars of the national fund contribution will come from the money the Company committed to helping educate students and families in connection with the Company's agreement with the Nebraska Attorney General.

While the Company cannot predict the ultimate outcome of any other inquiry or investigation, the Company believes its activities have materially complied with the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department's guidance regarding those rules and regulations.

DEPARTMENT OF EDUCATION REVIEW

The Department of Education periodically reviews participants in the FFEL Program for compliance with program provisions. On June 28, 2007, the Department of Education notified the Company that it would be conducting a review of the Company's administration of the FFEL Program under the Higher Education Act. The Company understands that as of July 23, 2007, the Department of Education has selected 47 schools and 27 lenders for review. Specifically, the Department is reviewing the Company's practices in connection with the inducement provisions of the Higher Education Act and the provisions of the Higher Education Act and the associated regulations which allow borrowers to have a choice of lenders. The Company is cooperating with the Department of Education's review. While the Company cannot predict the ultimate outcome of the review, the Company believes its activities have materially complied with the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department's guidance regarding those rules and regulations.

LEGISLATION RELATED TO THE HIGHER EDUCATION ACT

Recently the U.S. House of Representatives passed the College Cost Reduction Act of 2007 and the U.S. Senate passed the Higher Education Access Act of 2007. Both of these bills contain provisions with significant implications for participants in the FFEL Program. Among other things, these bills include the following provisions:

        o    reducing special allowance payments to lenders;
        o reducing default insurance rates and elimination of the Exceptional Performer program;
        o    increasing lender origination fees;
        o increasing annual and aggregate loan limits for certain Stafford loans; and
        o    reducing interest rates for subsidized Stafford loans.

Neither the College Cost Reduction Act of 2007 nor the Higher Education Access Act of 2007 has been enacted into law. The impact of these bills is difficult to predict; however, if the proposed federal government spending cuts and increased fees for FFEL Program participants are enacted, the Company's revenues would be negatively impacted. See Part I, Item II, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Recent Developments - Legislation Related to the Higher Education Act."

In addition to the College Cost Reduction Act of 2007 and the Higher Education Access Act of 2007, other bills have been introduced in Congress which contain provisions which could significantly impact participants in the FFEL Program. Among other things, the proposals include:

        o requiring disclosures relating to placement on "preferred lender lists";
        o    banning various arrangements between lenders and schools;
        o    banning lenders from offering certain gifts to school employees;
        o    eliminating the school-as-lender program;
        o encouraging borrowers to maximize their borrowing through government loan programs prior to private loan programs with higher interest rates;
        o encouraging schools to participate in the Federal Direct Loan Program through increased federal grant funds; and
        o    increasing the lender origination fee for consolidation loans.

As of the date of this Report, none of these bills has been enacted into law. The impact of the proposed legislation is difficult to predict; however, increased fees for FFEL Program lenders and decreased loan volume as a result of increased participation in the Federal Direct Loan Program could have a negative impact on the Company's revenues.

4.    STUDENT LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Student loans receivable consist of the following:

                                                              As of            As of
                                                           June 30, 2007  December 31, 2006
                                                           -------------  ----------------
Federally insured loans                                    $25,510,977       23,217,321
Non-federally insured loans                                    235,023          197,147
                                                           -------------   -------------
                                                            25,746,000       23,414,468
Unamortized loan premiums and deferred origination costs       456,098          401,087
Allowance for loan losses - federally insured loans             (8,194)          (7,601)
Allowance for loan losses - non-federally insured loans        (18,946)         (18,402)
                                                           -------------   -------------
                                                           $26,174,958       23,789,552
                                                           =============   =============
Non-federally insured allowance as a percentage of
ending balance of non-federally insured loans                     8.06%            9.33%
Total allowance as a percentage of ending
balance of total loans                                            0.11%            0.11%


Management has begun to estimate the impact to the Company's operating results based on the legislative changes discussed in note 3. At the time the legislation becomes final, the Company will recognize a provision for loan losses related to the increase in risk share due to the anticipated elimination of the Exceptional Performer program. Assuming the elimination of the Exceptional Performer program and a default insurance rate of 97 percent, based on the balance of federally insured loans outstanding as of June 30, 2007, this provision is expected to be approximately $17 to $18 million.

LOAN SALES

As part of the Company's asset management strategy, the Company periodically sells student loan portfolios to third parties. During the three and six months ended June 30, 2007 the Company sold $34.4 million and $86.0 million (par value), respectively, of student loans resulting in the recognition of a gain of $1.0 million and $2.8 million, respectively. The gain on the sale of the student loans is included in "other income" on the consolidated statements of income.

5.    BUSINESS ACQUISITIONS

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

During 2006, the Company (i) purchased the remaining 20% of the stock of FACTS Management Co. ("FACTS"), (ii) purchased the remaining 50% of the stock of infiNET Integrated Solutions, Inc. ("infiNET"), (iii) purchased 100% of the membership interests of CUnet, LLC ("CUnet"), and (iv) purchased certain assets and assumed certain liabilities (hereafter referred to as "Peterson's") from Thompson Learning Inc. These acquisitions were accounted for by the Company under purchase accounting and are described in footnote 4 in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The Company finalized the purchase price allocation of infiNET and CUnet during 2007 which is presented below. The Company is in the process valuing certain intangible assets of Peterson's; thus, the allocation of the purchase price for Peterson's is subject to refinement.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

  Accounts receivable                                             $ 5,154
  Intangible assets                                                14,962
  Property and equipment                                              360
  Other assets                                                        520
  Excess cost over fair value of net assets acquired (goodwill)    23,910
  Other liabilities                                                (4,818)
                                                                  --------
                                                                  $40,088
                                                                  ========

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

PETERSON'S

On July 27, 2006, the Company purchased certain assets and assumed certain liabilities from Thomson Learning Inc. The initial consideration paid by the Company was $38.6 million in cash. The final purchase price of Peterson's was subject to certain purchase price adjustments as defined in the purchase price agreement. During the first quarter of 2007, the purchase price for Peterson's was finalized per the terms of the purchase agreement and the Company received a $2.2 million working capital settlement. As such, the total consideration paid by the Company for Peterson's was $36.4 million. Peterson's provides a comprehensive suite of education and career-related solutions in the areas of education search, test preparation, admissions, financial aid information, and career assistance. Peterson's provides its customers with publications and online information about colleges and universities, career schools, graduate programs, distance learning, executive training, private secondary schools, summer opportunities, study abroad, financial aid, test preparation, and career exploration resources. This acquisition was accounted for as a business combination under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of the acquisition.

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

                                                           Three months ended June 30,   Six months ended June 30,
                                                          ----------------------------  --------------------------
                                                              2007          2006            2007         2006
                                                          -----------  ---------------  -----------  -------------

Net interest income                                      $    67,976         86,156        135,960      172,375
Other income (expense) (a)                                    89,400        103,819        164,632      218,148
Net income from continuing operations                         20,889         43,084         32,859       93,108
Net income                                                    14,754         44,502         29,534       95,678

Weighted average shares outstanding, basic and diluted    49,452,960     54,297,230     50,213,349   54,326,579
Earnings per share, basic and diluted:

    Income from continuing operations                    $      0.42           0.79           0.66         1.71
    Net Income                                                  0.30           0.82           0.59         1.76

(a) Other income (expense) includes derivative market value, foreign currency, and put option adjustments and net derivative settlements.

6.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

                                                                             Weighted
                                                                             average
                                                                            remaining
                                                                        useful life as of    As of          As of
                                                                             June 30,       June 30,    December 31,
                                                                               2007           2007          2006
                                                                        -----------------  ------------ ------------
Amortizable intangible assets:
  Customer relationships (net of accumulated amortization of $15,335
    and $10,483, respectively)                                                123          $   63,285        67,377
  Covenants not to compete (net of accumulated amortization of
    $13,255 and $9,559, respectively)                                          52              31,727        37,573
  Loan origination rights (net of accumulated amortization of $9,409
    and $7,238, respectively)                                                  63              25,400        27,571
  Student lists (net of accumulated amortization of $4,782 and
    $3,757, respectively)                                                      20               3,415         4,440
  Computer software (net of accumulated amortization of $2,112
    and $1,354, respectively)                                                  13               2,662         3,578
  Trade names (net of accumulated amortization of $594 and
    $327, respectively)                                                        34               1,433         1,700
  Other (net of accumulated amortization of $632 and $348, respectively)       36               1,521         2,250
                                                                        -----------------  ------------ ------------
        Total - amortizable intangible assets                              87 months          129,443       144,489
                                                                        =================
Unamortizable intangible assets - trade names                                                  17,099        17,099
                                                                                           ------------ ------------
                                                                                           $  146,542       161,588
                                                                                           ============ ============

The Company recorded amortization expense on its intangible assets of $6.5 million and $5.8 million for the three months ended June 30, 2007 and 2006, respectively, and $13.1 million and $11.1 million for the six months ended June 30, 2007 and 2006, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As disclosed in note 5, the Company is in the process of valuing certain intangible assets; however, as of June 30, 2007, the Company estimates it will record amortization expense as follows:

                2007                   $ 13,319
                2008                     25,836
                2009                     22,240
                2010                     18,257
                2011                     12,910
                2012 and thereafter      36,881
                                       ---------
                                       $129,443
                                       =========

The change in the carrying amount of goodwill by operating segment was as follows:

                                                                     Tuition
                                            Asset                    Payment     Enrollment    Software
                                          Generation  Student Loan  Processing    Services       and
                                             and      and Guaranty  and Campus    and List    Technical
                                          Management  Servicing     Commerce     Management    Services        Total
                                          ----------  -----------   ----------   -----------  -----------   -----------
Balance as of December 31, 2006           $  42,550          --       57,858        82,416        8,596       191,420
  Goodwill from prior period acquisition
     allocated during the period                  --         --          228          (434)          --          (206)
                                          ----------  -----------   ----------   -----------  -----------   -----------
Balance as of March 31, 2007               $  42,550         --       58,086        81,982        8,596       191,214
                                          ----------  -----------   ----------   -----------  -----------   -----------
  Goodwill from prior period acquisition
     allocated during the period                  --         --           --            42           --            42
                                          ----------  -----------   ----------   -----------  -----------   -----------
Balance as of June 30, 2007               $  42,550          --       58,086        82,024        8,596       191,256
                                          ==========  ===========   ==========   ===========  ===========   ===========

7.     BONDS AND NOTES PAYABLE

The following tables summarize outstanding bonds and notes payable by type of instrument:

                                                                  As of June 30, 2007
                                                    ---------------------------------------------
                                                      Carrying   Interest rate
                                                       amount       range         Final maturity
                                                    -----------  -------------  -----------------
Variable-rate bonds and notes (a):
    Bonds and notes based on indices              $ 18,025,310    3.75% - 6.06%   05/01/11 - 05/01/42
    Bonds and notes based on auction                 2,261,395    3.07% - 5.40%   11/01/09 - 07/01/43
                                                    -----------
            Total variable-rate bonds and notes     20,286,705
Commercial paper and other                           6,444,656    5.32% - 5.60%   10/17/07 - 05/09/08
Fixed-rate bonds and notes (a)                         219,617    5.20% - 6.68%   11/01/09 - 05/01/29
Unsecured fixed rate debt                              475,000    5.13% - 7.40%   06/01/10 - 09/29/36
Unsecured line of credit                               307,710    5.39% - 5.50%        05/08/12
Other borrowings                                        57,458    5.10% - 5.80%   06/28/08 - 11/01/15
                                                    -----------
                                                  $ 27,791,146
                                                    ===========

(a)  Issued in securitization transactions

                                                            As of December 31, 2006
                                                ------------------------------------------------
                                                  Carrying      Interest rate
                                                   amount          range        Final maturity
                                                -------------   -------------   ----------------

Variable-rate bonds and notes (a):
    Bonds and notes based on indices             $  16,622,385    3.63% - 6.08%   02/26/07 - 05/01/42
    Bonds and notes based on auction                 2,671,370    3.63% - 5.45%   11/01/09 - 07/01/43
                                                 -------------
            Total variable-rate bonds and notes     19,293,755
Commercial paper and other                           5,173,723    5.26% - 5.62%   05/11/07 - 10/17/08
Fixed-rate bonds and notes (a)                         403,431    5.20% - 6.68%   11/01/09 - 05/01/29
Unsecured fixed rate debt                              475,000    5.13% - 7.40%   06/01/10 - 09/29/36
Unsecured line of credit                               103,000    5.69% - 8.25%         08/19/10
Other borrowings                                       113,210    5.10% - 5.78%   06/29/07 - 11/01/15
                                                 -------------
                                                 $  25,562,119
                                                 =============

(a)  Issued in securitization transactions

On May 16, 2007 the Company consummated a debt offering of student loan asset-backed notes of $2.4 billion with a final maturity date of 2037. Notes issued in this transaction carry interest rates based on a spread to LIBOR or auction rates.

As of June 30, 2007, the Company had a loan warehousing capacity of $3.8 billion, of which $3.1 billion was outstanding, through bank supported commercial paper conduit programs. The Company had $0.7 billion in warehouse capacity available under its warehouse facilities as of June 30, 2007.

In August 2006, the Company established a $5.0 billion loan warehouse program under which it can issue one or more short-term extendable secured liquidity notes (the "Secured Liquidity Notes"). The Secured Liquidity Notes are secured by Federal Family Education Loan Program ("FFELP" or "FFEL Program") loans purchased in connection with the program. As of June 30, 2007, the Company had $3.4 billion of Secured Liquidity Notes outstanding and an additional $1.6 billion authorized for future issuance under this warehouse program.

On August 19, 2005, the Company entered into a credit agreement for a $500.0 million unsecured line of credit. On May 8, 2007, the Company amended this agreement to increase the line of credit to $750.0 million. As of June 30, 2007, there were no borrowings outstanding on this line. The amended agreement terminates in May 2012.

On January 24, 2007, the Company established a $475.0 million unsecured commercial paper program and in May 2007 increased the amount authorized for issuance under the program to $725.0 million. Under the program, the Company may issue commercial paper for general corporate purposes. The maturities of the notes issued under this program will vary, but may not exceed 397 days from the date of issue. Notes issued under this program will bear interest at rates that will vary based on market conditions at the time of issuance. As of June 30, 2007, there was $307.7 million of notes outstanding under this program and $417.3 million authorized for future issuance.

As of June 30, 2007 and December 31, 2006, bonds and notes payable includes $52.4 million and $108.1 million of notes due, respectively, to Union Bank and Trust, an entity under common control with the Company. The Company has used the proceeds from these notes to invest in student loan assets via a participation agreement.

Notes issued in February 2006 and May 2006 included (euro)420.5 million and
(euro)352.7 million (500.0 million and 450.0 million in U.S. dollars, respectively) with variable interest rates initially based on a spread to EURIBOR (the "Euro Notes"). The increase in the principal amount of Euro Notes as a result of the fluctuation of the foreign currency exchange rate of $11.3 million and $25.0 million for the three and six months ended June 30, 2007, respectively, and $27.6 million and $38.1 million for the three and six months ended June 30, 2006, respectively, is included in the "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" in the consolidated statements of income. Concurrently with the issuance of the Euro Notes, the Company entered into cross-currency interest rate swaps which are further discussed in note 8.

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

INTEREST RATE SWAPS

The Company has historically used interest rate swaps to hedge fixed-rate student loan assets. As previously disclosed, the Company reached a Settlement Agreement with the Department to resolve the audit by the OIG of the Company's portfolio of student loans receiving 9.5% special allowance payments. Under the terms of the Agreement, the Company will no longer receive 9.5% special allowance payments. In December 2006, in consideration of not receiving the 9.5% special allowance payments on a prospective basis, the Company entered into a series of off-setting interest rate swaps that mirror the $2.45 billion in pre-existing interest rate swaps that the Company had utilized to hedge its loan portfolio receiving 9.5% special allowance payments against increases in interest rates. During the 2nd quarter 2007, the Company entered into a series of off-setting interest rate swaps that mirrored the remaining interest rate swaps utilized to hedge the Company's student loan portfolio against increases in interest rates. The net effect of the offsetting derivatives was to lock in a series of future income streams on underlying trades through their respective maturity dates. The following table summarizes these derivatives as of June 30, 2007:

                               Weighted                         Weighted
                            average fixed                    average fixed
               Notional      rate paid by      Notional     rate received by
 Maturity       Amount       the Company        Amount        the Company
------------ ------------  ---------------  ------------   -----------------

   2007       $  512,500        3.42 %       $   512,500        5.25 %
   2008          462,500        3.76             462,500        5.34
   2009          312,500        4.01             312,500        5.37
   2010        1,137,500        4.25           1,137,500        4.75
   2011               --          --                  --          --
   2012          275,000        4.31             275,000        4.76
   2013          525,000        4.36             525,000        4.80
             ------------  ---------------  ------------ -----------------
              $3,225,000        4.05 %       $ 3,225,000        4.98 %
             ============  ===============  ============ =================

In August 2007, the Company terminated all interest rate swaps summarized above for net proceeds of $50.8 million.

BASIS SWAPS

On May 1, 2006, the Company entered into three, 10-year basis swaps with notional amounts of $500.0 million each in which the Company receives three-month LIBOR and pays one-month LIBOR less a spread as defined in the agreements. The effective dates of these agreements were November 25, 2006, December 25, 2006, and January 25, 2007.

During 2007, the Company entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of June 30, 2007:

                                              Notional Amount
          ----------------------------------------------------------------------------------------------
           Effective date in   Effective date in    Effective date in   Effective date in
Maturity  second quarter 2007  third quarter 2007  second quarter 2008  third quarter 2008     Total
--------- -------------------- -----------------  --------------------- ------------------- ------------
   2008         $   2,000,000         2,000,000                     --                  --    4,000,000
   2009             2,000,000         4,000,000                     --                  --    6,000,000
   2010               500,000         3,000,000              2,000,000           1,000,000    6,500,000
   2011             1,350,000         2,700,000                     --                  --    4,050,000
   2012               500,000         1,000,000                800,000           1,600,000    3,900,000
          -------------------- -----------------  --------------------- ------------------- ------------
                $   6,350,000        12,700,000              2,800,000           2,600,000   24,450,000
          ==================== =================  ===================== =================== ============

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

CROSS-CURRENCY INTEREST RATE SWAPS

The Company entered into derivative instruments in 2006 as a result of the issuance of the Euro Notes as discussed in note 7. Under the terms of these derivative instrument agreements, the Company receives from a counterparty a spread to the EURIBOR index based on a notional amount of (euro)420.5 million and (euro)352.7 million, respectively, and pays a spread to the LIBOR index based on a notional amount of $500.0 million and $450.0 million, respectively. In addition, under the terms of these agreements, all principal payments on the Euro Notes will effectively be paid at the exchange rate in effect as of the issuance of these notes.

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

The following table summarizes the net fair value of the Company's derivative portfolio:
                                        As of             As of
                                    June 30, 2007    December 31,2006
                                    -------------    ----------------
  Interest rate swaps                $ 52,248              61,468
  Basis swaps                           3,181                 591
  Interest rate floor contracts            --             (10,158)
  Cross-currency interest
    rate swaps                         93,337              66,225
                                     ---------           ---------
       Net fair value                $148,766             118,126
                                     =========           =========

The change in the fair value of the Company's derivative portfolio included in "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" on the Company's consolidated statements of income resulted in a gain of $16.7 million and $20.4 million for the three and six months ended June 30, 2007, respectively, and a gain of $56.4 million and $106.7 million for the three and six months ended June 30, 2006, respectively.

The following table summarizes the net derivative settlements that are included in the "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" on the consolidated statements of income:

                                        Three months           Six months
                                        ended June 30,        ended June 30,
                                    ---------------------  --------------------
                                       2007       2006       2007       2006
                                    ---------- ----------  ---------  ---------

Interest rate swaps                  $  7,576     10,715     15,074     16,925
Basis swaps                                58       (197)       119       (511)
Cross-currency interest rate swaps     (2,438)    (3,816)    (5,757)    (4,968)
                                    ---------- ----------  ---------  ---------
Derivative settlements, net          $  5,196      6,702      9,436     11,446
                                    ========== ==========  =========  =========

9.  SHAREHOLDERS' EQUITY

RELATED PARTY TRANSACTIONS

On May 31, 2007, the Company entered into an agreement with Packers Service Group, Inc. ("Packers"), under which the Company agreed to acquire Packers in exchange for the issuance of 10,594,178 shares of the Company's Class A common stock to the shareholders of Packers.

Packers was owned by 30 individual shareholders, the most significant of whom included Michael S. Dunlap, an executive officer, member of the Board of Directors, and a substantial shareholder of the Company, and Angela L. Muhleisen, a substantial shareholder of the Company and a sister of Mr. Dunlap.

Packers was primarily a holding company, whose principal asset was an investment in 11,068,604 shares of the Company's Class A Common Stock. Upon acquisition, these shares are not included in total shares outstanding for accounting purposes. Packers also owned all of the outstanding capital stock of First National Life Insurance Company ("First National Life"), which writes credit life and credit accident and health insurance policies. First National Life's net assets as of May 31, 2007 were $1.6 million. In addition, Packers had outstanding debt of $14.1 million, which the Company assumed.

The Company accounted for this transaction as exchanges of assets or equity instruments between enterprises under common control and, accordingly, recorded the assets acquired and liabilities assumed from this transaction at Packer's historical carrying values. This transaction resulted in a $12.5 million decrease to the Company's consolidated shareholders' equity and a decrease of 474,426 shares of the Company's Class A common stock outstanding.

RESTRICTED STOCK PLAN

In order to facilitate increased equity ownership by Company employees, on July 23, 2007, the Company issued approximately 522,000 shares of Class A common stock or common stock units under the Company's Restricted Stock Plan. Under the terms for such awards, the shares will vest on a pro rata basis over a period of 10 years based on the award recipient's continued employment with the Company. Upon issuance, the value of these shares will be included as unearned compensation within shareholders' equity. The Company will recognize compensation expense related to these awards over the 10-year vesting period.

PUT OPTION SETTLEMENT

On July 19, 2007, the Company paid $15.9 million to redeem 238,237 shares of the Company's Class A common stock that were subject to put option agreements exercisable in February 2010 at $83.95 per share. These shares were issued by the Company in February 2006 in consideration for the purchase of the remaining 20% interest of FACTS. The 238,237 shares of Class A common stock purchased by the Company were retired resulting in a $5.4 million decrease to the Company's consolidated shareholders' equity.

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

STOCK REPURCHASE PROGRAM

In February 2007, the Company's Board of Directors increased the number of shares the Company is authorized to repurchase under a stock repurchase program from five million to 10 million shares of the Company's Class A common stock. The program has an expiration date of May 24, 2008. During the six months ended June 30, 2007, the Company repurchased 3,062,070 shares of Class A common stock, including 2,725,000 shares repurchased from certain members of management of the Company, for $75.5 million (average price of $24.66 per share) under this authority.

10.       INCOME TAXES

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

After considering the impact of adopting FIN 48, the Company had a $10.8 million reserve for uncertain income tax positions as of January 1, 2007. Approximately $8.3 million of this, if recognized, would favorably affect the effective tax rate. Movement in the reserve balance during the six months ended June 30, 2007 was not material. The Company currently anticipates such uncertain income tax positions will decrease by $3.6 million prior to June 30, 2008 as a result of a lapse of applicable statute of limitations; however, actual developments in this area could differ from those currently expected. Approximately $1.0 million of this, if recognized, would favorably affect the Company's effective tax rate.

The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of January 1, 2007, approximately $1.5 million in accrued interest and penalties was included in other liabilities. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits. The change in the accrual for interest and penalties for the six months ended June 30, 2007 was an increase of approximately $543,000.

The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. With few exceptions, the Company is not subject to federal or foreign income tax examinations for taxable years prior to 2003, or state and local examinations prior to 2002.

As a U.S. corporation, Nelnet, Inc. and its subsidiaries are subject to U.S. taxation, currently, on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company repatriated $5.1 million in 2007 in connection with the sale of EDULINX. The Company recognized $0.9 million of additional income tax expense during the second quarter 2007 related to this repatriation. This expense is included in the loss on disposal of EDULINX within discontinued operations. As of June 30, 2007, the Company had $0.7 million of foreign tax credits available to offset future U.S. federal income taxes. Under current tax law, the 10-year carryforward period for the foreign tax credits will expire in 2017. An adjustment was made to these foreign tax credits via a valuation allowance. The valuation allowance was required due to the Company's assessment that these deferred tax assets did not meet the more-likely-than-not recognition criteria of SFAS No. 109, ACCOUNTING FOR INCOME TAXES.

11.    SEGMENT REPORTING

The Company has five operating segments as defined in SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131") as follows: Asset Generation and Management, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services and List Management, and Software and Technical Services. The Company's operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. During 2006, the Company changed the structure of its internal organization in a manner that caused the composition of its operating segments to change. As a result, the presentation of segment financial information for the three and six months ended June 30, 2006, has been restated to conform to the current operating segment presentation. The accounting policies of the Company's operating segments are the same as those described in the summary of significant accounting policies included in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Intersegment revenues are charged by a segment to another segment that provides the product or service. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

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

In May 2007, the Company sold EDULINX, a Canadian student loan service provider and subsidiary of the Company. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented. The operating results of EDULINX were included in the Student Loan and Guaranty Servicing operating segment. The Company presents "base net income" excluding discontinued operations since the operations and cash flows of EDULINX have been eliminated from the ongoing operations of the Company. Therefore, the results of operations for the Student Loan and Guaranty Servicing segment exclude the operating results of EDULINX for all periods presented. See note 2 for additional information concerning EDULINX' detailed operating results that have been segregated from continuing operations and reported as discontinued operations.

ASSET GENERATION AND MANAGEMENT

In the Company's Asset Generation and Management segment, the Company generates primarily federally guaranteed student loans through direct origination or through acquisitions. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose. Revenues are primarily generated from net interest income on the student loan assets. Earnings and earnings growth are directly affected by the size of the Company's portfolio of student loans, the interest rate characteristics of its portfolio, the costs associated with financing, servicing, and managing its portfolio, and the costs associated with origination and acquisition of the student loans in the portfolio, which includes, among other things, borrower benefits and rebate fees paid to the federal government. The Company generates the majority of its earnings from the spread, referred to as its student loan spread, between the yield it receives on its student loan portfolio and the costs previously described. While the spread may vary due to fluctuations in interest rates, the special allowance payments the Company receives from the federal government ensure the Company receives a minimum yield on its student loans, so long as certain requirements are met.

STUDENT LOAN AND GUARANTY SERVICING

The Student Loan and Guaranty Servicing segment provides for the servicing of the Company's student loan portfolios and the portfolios of third parties and servicing provided to guaranty agencies. The servicing activities include application processing, underwriting, disbursement of funds, customer service, account maintenance, federal reporting and billing collections, payment processing, default aversion, claim filing, and recovery/collection services. These activities are performed internally for the Company's portfolio in addition to generating fee revenue when performed for third-party clients. The following are the primary product and service offerings the Company offers as part of its Student Loan and Guaranty Servicing segment:

        o    Origination and servicing of FFELP loans;
        o Origination and servicing of non-federally insured student loans; and
        o    Servicing and support outsourcing for guaranty agencies.

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

ENROLLMENT SERVICES AND LIST MANAGEMENT

The Enrollment Services and List Management segment provides a wide range of direct marketing products and services to help schools and businesses reach the middle school, high school, college bound high school, college, and young adult market places. In addition, this segment offers products and services that are focused on helping i) students plan and prepare for life after high school and
ii) colleges recruit and retain students.

SOFTWARE AND TECHNICAL SERVICES

The Software and Technical Services segment provides information technology products and full-service technical consulting, with core areas of business in educational loan software solutions, business intelligence, technical consulting services, and Enterprise Content Management (ECM) solutions.

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

SEGMENT RESULTS AND RECONCILIATIONS TO GAAP

                                                           Three months ended June 30, 2007
                           ---------------------------------------------------------------------------------------------------------
                                       Student   Tuition    Enrollment                                Elimina-  "Base net
                             Asset      Loan     Payment     Services  Software           Corporate   tions       income"     GAAP
                          Generation    and     Processing     and       and              Activity      and     Adjustments Results
                             and      Guaranty  and Campus     List    Technical  Total     and      Reclass-    to GAAP    of Oper-
                          Management Servicing   Commerce   Management Services  Segments Overhead  ifications   Results     ations
                           ---------------------------------------------------------------------------------------------------------
Total interest income     $ 433,404     1,181       670         93         --     435,348       554       (33)        --    435,869
Interest expense            358,341        --         2          2         --     358,345     9,581       (33)        -     367,893
                          ----------  --------  --------   --------   --------   --------- --------  --------  ---------- ----------
  Net interest income        75,063     1,181       668         91         --       77,003   (9,027)       --         --     67,976

Less provision for
loan losses                   2,535        --        --         --         --        2,535       --        --         --      2,535
                          ----------  --------  --------   --------   --------   --------- --------  --------  ---------- ----------
   Net interest income
     after provision
     for loan losses         72,528     1,181       668         91         --       74,468   (9,027)       --         --     65,441
                          ----------  --------  --------   --------   --------   --------- --------  --------  ---------- ----------
Other income (expense):
  Loan and guarantee
    servicing income            118    31,492        --         --         --       31,610       --        --         --     31,610
  Other fee-based income      3,674        --     9,405     24,923         --       38,002      260        --         --     38,262
  Software services income       --        --        --        157      5,691        5,848       --        --         --      5,848
  Other income                1,115         5        25         --         --        1,145    1,792        --         --      2,937
  Intersegment revenue           --    20,120       188        178      4,389       24,875    4,100   (28,975)        --         --
  Derivative
     market value,
     foreign currency,
     and put option
     adjustment                  --        --        --         --         --           --       --        --      5,547      5,547
  Derivative
    settlements, net          (461)        --        --         --         --         (461)   5,657        --         --      5,196
                          ----------  --------  --------   --------   --------   --------- ------------------  ---------- ----------
     Total other income
       (expense)              4,446    51,617     9,618     25,258     10,080      101,019   11,809   (28,975)     5,547     89,400
                          ----------  --------  --------   --------   --------   --------- --------  --------  ---------- ----------
Operating expenses:
  Salaries and benefits       7,167    22,023     5,082      9,022      5,857       49,151   12,272    (2,138)       476     59,761
  Other expenses              7,246     8,404     2,333     14,589        751       33,323   21,071        --      6,491     60,885
  Intersegment expenses      22,034     3,750        25         29        403       26,241      596   (26,837)        --         --
                          ----------  --------  --------   --------   --------   --------- --------  --------  ---------- ----------
     Total operating
       expenses              36,447    34,177     7,440     23,640      7,011      108,715   33,939   (28,975)     6,967    120,646
                          ----------  --------  --------   --------   --------   --------- --------  --------  ---------- ----------
     Income (loss) before
       income taxes          40,527    18,621     2,846      1,709      3,069       66,772  (31,157)      --     (1,420)     34,195
Income tax expense
  (benefit) (a)              15,400     7,076     1,082        649      1,167       25,374  (11,500)      --       (568)     13,306
                          ----------  --------  --------   --------   --------   --------- --------  --------  ---------- ----------
     Net income (loss)
       from continuing
       operations            25,127    11,545     1,764      1,060      1,902       41,398  (19,657)      --       (852)     20,889
Income (loss) from
  discontinued
  operations,
  net of tax                     --        --        --         --         --           --       --       --     (6,135)     (6,135)
                          ----------  --------  --------   --------   --------   --------- --------  --------  ---------- ----------
     Net income           $  25,127    11,545     1,764      1,060      1,902       41,398  (19,657)      --     (6,987)     14,754
                          ==========  ========  ========   ========   ========   ========= ========  ========  ========== ==========


(a) Income taxes are based on a percentage of net income before tax for the individual operating segment.


                                                           Three months ended June 30, 2006
                           ---------------------------------------------------------------------------------------------------------
                                       Student   Tuition    Enrollment                                Elimina-  "Base net
                             Asset      Loan     Payment     Services  Software           Corporate   tions       income"     GAAP
                          Generation    and     Processing     and       and              Activity      and     Adjustments Results
                             and      Guaranty  and Campus     List    Technical  Total     and      Reclass-    to GAAP    of Oper-
                          Management Servicing   Commerce   Management Services  Segments Overhead  ifications   Results     ations
                           ---------------------------------------------------------------------------------------------------------
Total interest income      $  384,295    1,625      705        129        25    386,779       450      (238)          --    386,991
Interest expense              295,260       --        1         --        --    295,261     5,821      (238)          --    300,844
                            ---------- -------- --------   --------  -------- ----------  -------- ---------  ---------- -----------
   Net interest income         89,035    1,625      704        129        25     91,518    (5,371)       --           --     86,147

Less provision for
  loan losses                   2,190       --       --         --        --      2,190        --        --           --      2,190
                            ---------- -------- --------   --------  -------- ----------  -------- ---------  ---------- -----------
   Net interest income
      after provision
      for loan losses          86,845    1,625      704        129        25     89,328    (5,371)       --           --     83,957
                            ---------- -------- --------   --------  -------- ----------  -------- ---------  ---------- -----------

Other income (expense):
  Loan and guarantee
     servicing income              --   28,926       --         --        --     28,926        --        --           --     28,926
  Other fee-based income        3,035       --    7,019      6,020        --     16,074        --        --           --     16,074
  Software services income         65        1       --         34     3,918      4,018        --        --           --      4,018
  Other income                  2,161       40       --         --        --      2,201       705        --           --      2,906
  Intersegment revenue             --   15,671      228         13     4,465     20,377       155   (20,532)          --         --
  Derivative market value,
     foreign currency, and
     put option adjustments        --       --       --         --        --         --        --        --       29,080     29,080
  Derivative settlements, net   6,702       --       --         --        --      6,702        --        --           --      6,702
                            ---------- -------- --------   --------  -------- ----------  -------- ---------  ---------- -----------
     Total other income
       (expense)               11,963   44,638    7,247      6,067     8,383     78,298       860   (20,532)      29,080     87,706
                            ---------- -------- --------   --------  -------- ----------  -------- ---------  ---------- -----------
Operating expenses:
   Salaries and benefits       13,638   22,237    4,847      1,934     5,257     47,913     8,629    (2,266)         477     54,753
   Other expenses              14,956    7,065    2,208      1,310       713     26,252    14,468        --        5,817     46,537
   Intersegment expenses       13,270    2,500       --         --        --     15,770     2,496   (18,266)          --         --
                            ---------- -------- --------   --------  -------- ----------  -------- ---------  ---------- -----------
     Total operating
       expenses                41,864   31,802    7,055      3,244     5,970     89,935    25,593   (20,532)       6,294    101,290
                            ---------- -------- --------   --------  -------- ----------  -------- ---------  ---------- -----------

     Income (loss) before
       income taxes            56,944   14,461      896      2,952     2,438     77,691   (30,104)       --       22,786     70,373
Income tax expense
  (benefit) (a)                21,639    5,495      340      1,122       926     29,522   (12,048)       --        8,564     26,038
                            ---------- -------- --------   --------  -------- ----------  -------- ---------  ---------- -----------
     Net income (loss) from
      continuing operations    35,305    8,966      556      1,830     1,512     48,169   (18,056)       --       14,222     44,335
Income (loss) from
  discontinued operations,
  net of tax                       --       --       --         --        --         --        --        --        1,418      1,418
                            ---------- -------- --------   --------  -------- ----------  -------- ---------  ---------- -----------
     Net income               $35,305    8,966      556      1,830     1,512     48,169   (18,056)       --       15,640     45,753
                            ========== ======== ========   ========  ======== ==========  ======== =========  ========== ===========


(a) Income taxes are based on a percentage of net income before tax for the individual operating segment.



                                                             Six months ended June 30, 2007
                           ---------------------------------------------------------------------------------------------------------
                                       Student   Tuition    Enrollment                                Elimina-  "Base net
                             Asset      Loan     Payment     Services  Software           Corporate   tions       income"     GAAP
                          Generation    and     Processing     and       and              Activity      and     Adjustments Results
                             and      Guaranty  and Campus     List    Technical  Total     and      Reclass-    to GAAP    of Oper-
                          Management Servicing   Commerce   Management Services  Segments Overhead  ifications   Results     ations
                           ---------------------------------------------------------------------------------------------------------
Total interest income       $ 847,894    3,425    1,680        180        18    853,197     4,355    (3,204)          --    854,348
Interest expense              699,999       --        7          4        --    700,010    21,582    (3,204)          --    718,388
                            ---------  -------- --------   --------  --------  ---------- --------  --------   ---------- ----------
  Net interest income         147,895    3,425    1,673        176        18    153,187   (17,227)       --           --    135,960

Less provision for
  loan losses                   5,288       --       --         --        --      5,288        --        --           --      5,288
                            ---------  -------- --------   --------  --------  ---------- --------  --------   ---------- ----------
  Net interest income
     after provision
     for loan losses          142,607    3,425    1,673        176        18    147,899   (17,227)       --           --    130,672
                            ---------  -------- --------   --------  --------  ---------- --------  --------   ---------- ----------
Other income (expense):
  Loan and guarantee
    servicing income              118   61,958       --         --        --     62,076        --        --           --     62,076
  Other fee-based income        6,985       --   21,176     49,870        --     78,031       260        --           --     78,291
  Software services income         --       --       --        287    11,309     11,596        --        --           --     11,596
  Other income                  5,944       11       28         --        --      5,983     3,833        --           --      9,816
  Intersegment revenue             --   36,584      340        928     8,221     46,073     6,116   (52,189)          --         --
  Derivative market value,
     foreign currency, and
     put option adjustments        --       --       --         --        --         --        --        --       (6,583)    (6,583)
  Derivative settlements, net    (885)      --       --         --        --       (885)   10,321        --           --      9,436
                            ---------  -------- --------   --------  --------  ---------- --------  --------   ---------- ----------
     Total other income
       (expense)               12,162   98,553   21,544     51,085    19,530    202,874    20,530   (52,189)      (6,583)   164,632
                            ---------  -------- --------   --------  --------  ---------- --------  --------   ---------- ----------
Operating expenses:
  Salaries and benefits        14,446   45,027   10,000     18,391    12,332    100,196    24,978    (4,662)         953    121,465
  Other expenses               15,511   17,654    4,493     29,148     1,535     68,341    38,940        --       13,129    120,410
  Intersegment expenses        38,670    7,068      399        185       403     46,725       802   (47,527)          --         --
                            ---------  -------- --------   --------  --------  ---------- --------  --------   ---------- ----------
     Total operating expenses  68,627   69,749   14,892     47,724    14,270    215,262    64,720   (52,189)      14,082    241,875
                            ---------  -------- --------   --------  --------  ---------- --------  --------   ---------- ----------
  Income (loss) before
    income taxes               86,142   32,229    8,325      3,537     5,278    135,511   (61,417)       --      (20,665)    53,429
Income tax expense
  (benefit) (a)                32,734   12,247    3,164      1,344     2,006     51,495   (23,826)       --       (7,099)    20,570
                            ---------  -------- --------   --------  --------  ---------- --------  --------   ---------- ----------
     Net income (loss) from
     continuing operations     53,408   19,982    5,161      2,193     3,272     84,016   (37,591)       --      (13,566)    32,859
Income (loss) from
  discontinued operations, net
  of tax                           --       --       --         --        --         --        --        --       (3,325)    (3,325)
                            ---------  -------- --------   --------  --------  ---------- --------  --------   ---------- ----------
     Net income              $ 53,408   19,982    5,161      2,193     3,272     84,016   (37,591)       --      (16,891)    29,534
                            =========  ======== ========   ========  ========  ========== ========  ========  ==========  ==========


(a) Income taxes are based on a percentage of net income before tax for the individual operating segment.



                                                              Six months ended June 30, 2006
                           ---------------------------------------------------------------------------------------------------------
                                       Student   Tuition    Enrollment                                Elimina-  "Base net
                             Asset      Loan     Payment     Services  Software           Corporate   tions       income"     GAAP
                          Generation    and     Processing     and       and              Activity      and     Adjustments Results
                             and      Guaranty  and Campus     List    Technical  Total     and      Reclass-    to GAAP    of Oper-
                          Management Servicing   Commerce   Management Services  Segments Overhead  ifications   Results     ations
                           ---------------------------------------------------------------------------------------------------------
Total interest income      $  726,271    3,434    1,587        212        43    731,547       985      (404)          --    732,128
Interest expense              549,093       --        2         --        --    549,095    11,102      (404)          --    559,793
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------
  Net interest income         177,178    3,434    1,585        212        43    182,452   (10,117)       --           --    172,335

Less provision for
  loan losses                  11,808       --       --         --        --     11,808        --        --           --     11,808
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------
  Net interest income
     after provision
     for loan losses          165,370    3,434    1,585        212        43    170,644   (10,117)       --           --    160,527
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------
Other income (expense):
  Loan and guarantee
    servicing income               --   59,216       --         --        --     59,216        --        --           --     59,216
  Other fee-based income        5,934       --   16,673     11,622        --     34,229        --        --           --     34,229
  Software services income        115        1       --         40     7,271      7,427        --        --           --      7,427
  Other income                  3,803       61       --         --        --      3,864     1,029        --           --      4,893
  Intersegment revenue             --   30,184      228        765     8,385     39,562       196   (39,758)          --         --
  Derivative market value,
     foreign currency, and
     put option adjustments        --       --       --         --        --         --        --         --      68,343     68,343
  Derivative settlements, net  11,446       --       --         --        --     11,446        --         --          --     11,446
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------
     Total other income
       (expense)               21,298   89,462   16,901     12,427    15,656    155,744     1,225   (39,758)     68,343     185,554
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------
Operating expenses:
  Salaries and benefits        25,409   42,106    8,802      3,112     9,973     89,402    18,812    (4,757)         795    104,252
  Other expenses               27,001   15,611    4,256      2,703     1,448     51,019    28,124        --       11,115     90,258
  Intersegment expenses        26,146    5,657       --         --        --     31,803     3,198   (35,001)          --         --
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------
     Total operating
       expenses                78,556   63,374   13,058      5,815    11,421    172,224    50,134   (39,758)      11,910    194,510
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------

     Income (loss) before
       income taxes           108,112   29,522    5,428      6,824     4,278    154,164  (59,026)        --       56,433    151,571
Income tax expense
  (benefit) (a)                41,083   11,218    2,062      2,593     1,625     58,581  (24,053)        --       21,552     56,080
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------
     Net income (loss)
       before minority
       interest                67,029   18,304    3,366      4,231     2,653     95,583   (34,973)       --       34,881     95,491
Minority interest in
  subsidiary income                --       --     (242)        --        --       (242)       --        --           --       (242)
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------
     Net income (loss)
         from continuing
         operations            67,029   18,304    3,124      4,231     2,653     95,341   (34,973)       --       34,881     95,249
Income (loss) from
  discontinued operations,
  net of tax                       --       --       --         --        --         --        --        --        2,570      2,570
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------
     Net income (loss)       $ 67,029   18,304    3,124      4,231     2,653     95,341   (34,973)       --       37,451     97,819
                            ========== ======== ========  =========  ======== ========== =========  ========  =========== ==========


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

The adjustments required to reconcile from the Company's "base net income" measure to its GAAP results of operations relate to differing treatments for derivatives, foreign currency transaction adjustments, discontinued operations, and certain other items that management does not consider in evaluating the Company's operating results. The following tables reflect adjustments associated with these areas by operating segment and Corporate Activity and Overhead for the three and six months ended June 30, 2007 and 2006:


                                                                           Three months ended June 30, 2007
                                                ------------------------------------------------------------------------------------
                                                             Student      Tuition    Enrollment
                                                  Asset        Loan       Payment    Services     Software    Corporate
                                                Generation     and       Processing     and         and       Activity
                                                   and       Guaranty    and Campus    List      Technical       and
                                                Management  Servicing    Commerce    Management   Services    Overhead     Total
                                                ----------- -----------  ----------  ----------  -----------  ---------- -----------
Derivative market value, foreign currency,
      and put option adjustments (1)            $    6,002          --          --          --           --     (11,549)     (5,547)
Amortization of intangible assets (2)                1,840       1,350       1,469       1,545          287          --       6,491
Non-cash stock based compensation related
      to business combinations (3)                      --          --          --          --           --         476         476
Income (loss) from
discontinued operations,
net of tax (4)                                          --       6,135          --          --           --          --       6,135
Net tax effect (5)                                  (2,980)       (513)       (558)       (587)        (109)      4,179        (568)
                                                ----------- -----------  ----------  ----------  -----------  ---------- -----------
Total adjustments to GAAP                       $    4,862       6,972         911         958          178      (6,894)      6,987
                                                =========== ===========  ==========  ==========  ===========  ========== ===========

                                                                          Three months ended June 30, 2006
                                                ------------------------------------------------------------------------------------
                                                             Student      Tuition    Enrollment
                                                  Asset        Loan       Payment    Services     Software    Corporate
                                                Generation     and       Processing     and         and       Activity
                                                   and       Guaranty    and Campus    List      Technical       and
                                                Management  Servicing    Commerce    Management   Services    Overhead     Total
                                                ----------- -----------  ----------  ----------  -----------  ---------- -----------

Derivative market value, foreign currency,
      and put option adjustments (1)            $  (28,865)         --          --          --           --        (215)    (29,080)
Amortization of intangible assets (2)                2,229       1,165       1,693         610          120          --       5,817
Non-cash stock based compensation related
      to business combinations (3)                      --          --          --          --           --         477         477
Income (loss) from
discontinued operations,
net of tax (4)                                          --      (1,418)         --          --           --          --      (1,418)
Net tax effect (5)                                  10,122        (455)       (643)       (232)         (46)       (182)      8,564
                                                ----------- -----------  ----------  ----------  -----------  ---------- -----------

Total adjustments to GAAP                       $  (16,514)       (708)      1,050         378           74          80     (15,640)
                                                =========== ===========  ==========  ==========  ===========  ========== ===========

                                                                         Six months ended June 30, 2007
                                               --------------------------------------------------------------------------------
                                                            Student     Tuition    Enrollment
                                                 Asset       Loan       Payment     Services    Software    Corporate
                                               Generation     and      Processing     and          and      Activity
                                                  and      Guaranty    and Campus     List      Technical      and
                                               Management  Servicing   Commerce    Management   Services    Overhead    Total
                                               ----------  ----------  ----------  -----------  ----------  ---------- --------
Derivative market value, foreign currency,
   and put option adjustments (1)              $  12,216          --          --           --          --      (5,633)   6,583
Amortization of intangible assets (2)              3,825       2,394       2,938        3,355         617          --   13,129
Non-cash stock based compensation related
   to business combinations (3)                       --          --          --           --          --         953      953
Income (loss) from discontinued
   operations, net of tax (4)                         --       3,325          --           --          --          --    3,325
Net tax effect (5)                                (6,096)       (910)     (1,116)      (1,275)       (234)      2,532   (7,099)
                                               ----------  ----------  ----------  -----------  ----------  ---------- --------
Total adjustments to GAAP                      $   9,945       4,809       1,822        2,080         383      (2,148)  16,891
                                               ==========  ==========  ==========  ===========  ==========  ========== ========

                                                                             Six months ended June 30, 2006
                                               --------------------------------------------------------------------------------
                                                            Student     Tuition    Enrollment
                                                 Asset       Loan       Payment     Services    Software    Corporate
                                               Generation     and      Processing     and          and      Activity
                                                  and      Guaranty    and Campus     List      Technical      and
                                               Management  Servicing   Commerce    Management   Services    Overhead    Total
                                               ----------  ----------  ----------  -----------  ----------  ---------- --------

Derivative market value, foreign currency,
  and put option adjustments (1)               $ (68,660)         --          --           --          --         317  (68,343)
Amortization of intangible assets (2)              4,456       2,331       2,868        1,220         240          --   11,115
Non-cash stock based compensation related
  to business combinations (3)                        --          --          --           --          --         795      795
Income (loss) from discontinued
  operations, net of tax (4)                          --      (2,570)         --           --          --          --   (2,570)
Net tax effect (5)                                24,398        (899)     (1,089)        (464)        (92)       (302)  21,552
                                               ----------  ----------  ----------  -----------  ----------  ---------- --------
Total adjustments to GAAP                      $ (39,806)     (1,138)      1,779          756         148         810  (37,451)
                                               ==========  ==========  ==========  ===========  ==========  ========== ========

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

        (3) Non-cash stock based compensation related to business combinations: As discussed in note 5, the Company has structured certain business combinations in which the stock consideration paid has been dependent on the sellers' continued employment with the Company. As such, the value of the consideration paid is recognized as compensation expense by the Company over the term of the applicable employment agreement. "Base net income" excludes this expense.

        (4) Discontinued operations: In May 2007, the Company sold EDULINX. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented. The Company presents "base net income" excluding discontinued operations since the operations and cash flows of EDULINX have been eliminated from the ongoing operations of the Company.

        (5) Tax effect computed at 38%. The change in the value of the put option (included in Corporate Activity and Overhead) is not tax effected as this is not deductible for income tax purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006. ALL DOLLARS ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED).

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

During the three and six months ended June 30, 2007, the Company had solid asset growth, continued to diversify its revenue streams, increased fee-based revenue, and deployed capital by repurchasing shares of the Company's stock and paying its first quarterly dividends.

        o Student loan assets increased by $2.4 billion, or 10.0%, as of June 30, 2007 compared to December 31, 2006.

        o Fee-based revenue for the three and six months ended June 30, 2007 was 53% of total revenues, compared to 36% and 37% of total revenues for the three and six months ended June 30, 2006, respectively.

        o The Company repurchased 3.1 million shares of its Class A common stock, including 2.7 million from certain members of management, for $75.5 million during the six months ended June 30, 2007.

        o The Company paid a cash dividend of $0.07 per share on the Company's Class A and Class B common stock on March 15, 2007 and June 15, 2007.

On May 25, 2007, the Company sold EDULINX, a Canadian student loan service provider and subsidiary of the Company. The Company recognized a net loss of $9.0 million related to the transaction. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented.

Net income reported based on generally accepted accounting principles for the three and six months ended June 30, 2007 was $14.8 million and $29.5 million compared to $45.8 million and $97.8 million for the same periods in 2006. The change in net income was driven primarily by the change in the derivative market value, foreign currency, and put option adjustments, not receiving 9.5% special allowance payments in accordance with the Company's Settlement Agreement with the Department in January 2007, and the loss recognized by the Company related to the sale of EDULINX.

RESULTS OF OPERATIONS

The Company's operating results are primarily driven by the performance of its existing portfolio, the cost necessary to generate new assets, the revenues generated by its fee based businesses, and the cost to provide those services. The performance of the Company's portfolio is driven by net interest income and losses related to credit quality of the assets along with the cost to administer and service the assets and related debt.

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

Current legislation will have a significant impact on the Company's net interest income in future periods and should be considered when reviewing the Company's results of operations. The impact of the legislation is discussed in this Item 2 under "Recent Developments - Legislation Related to the Higher Education Act".

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

Net interest income also includes interest expense on unsecured debt offerings. The proceeds from these unsecured debt offerings were used by the Company to fund general business operations, certain asset and business acquisitions, and the repurchase of stock under the Company's stock repurchase plan.

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

In September 2005, the Company was re-designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company receives 99% reimbursement (100% reimbursement prior to July 1, 2006) on all eligible FFELP default claims submitted for reimbursement. Only FFELP loans that are serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, are eligible for the 99% reimbursement. As of June 30, 2007, 99.9% of the Company's federally insured loans were serviced by providers designated as Exceptional Performers. If the Company or a third party servicer were to lose its Exceptional Performer designation, either by a legislative discontinuance of the program or the Company or third party servicer not meeting the required servicing standards or failing to get re-designated during the annual application process, loans serviced by the Company or such third party would become subject to the 3% risk sharing for all claims submitted after loss of the designation (2% risk sharing effective for all loans disbursed prior to July 1, 2006).

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

Current legislation will have a significant impact on the Company's provision for loan losses and should be considered when reviewing the Company's results of operations. The impact of the legislation is discussed in this Item 2 under "Recent Developments - Legislation Related to the Higher Education Act".

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

RECENT DEVELOPMENTS

DISCONTINUED OPERATIONS

On May 25, 2007, the Company sold EDULINX, a Canadian student loan service provider and subsidiary of the Company. The Company recognized a net loss of $9.0 million related to the transaction. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented.

SETTLEMENT AGREEMENT - DEPARTMENT OF EDUCATION

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

INDUSTRY INQUIRIES AND INVESTIGATIONS

Since January 2007, a number of state attorneys general and the U.S. Senate Committee on Health, Education, Labor, and Pensions have announced or are reportedly conducting broad inquiries or investigations of the activities of various participants in the student loan industry, including activities which may involve perceived conflicts of interest. The general focus of the inquiries or investigations to date has primarily been on any financial arrangements among student loan lenders and other industry participants which may facilitate increased volumes of student loans for particular lenders. Like many other student loan lenders, the Company has received informal requests for information from certain state attorneys general and the Chairman of the U.S. Senate Committee on Health, Education, Labor, and Pensions in connection with their inquiries or investigations. In addition, the Company has received subpoenas for information from the New York Attorney General, the New Jersey Attorney General, and the Ohio Attorney General. In each case the Company is cooperating with the requests and subpoenas for information that it has received.

On April 20, 2007, the Company announced that it had agreed with the Nebraska Attorney General to voluntarily adopt a Nelnet Student Loan Code of Conduct, post a review of the Company's business practices on its website, and commit $1.0 million to help educate students and families on how to plan and pay for their education.

On July 31, 2007, the Company announced that it had agreed with the New York Attorney General to adopt the New York Attorney General's Code of Conduct, which is substantially similar to the Nelnet Student Loan Code of Conduct, but which also includes an agreement to eliminate two services the Company had previously announced plans to discontinue - the Company's outsourcing of calls for financial aid offices and its agreements with college alumni associations providing for marketing of consolidation loans to the associations' members. As part of the agreement, the Company agreed to contribute $2.0 million to a national fund for educating high school seniors and their parents regarding the financial aid process. One million dollars of the national fund contribution will come from the money the Company committed to helping educate students and families in connection with the Company's agreement with the Nebraska Attorney General.

While the Company cannot predict the ultimate outcome of any other inquiry or investigation, the Company believes its activites have materially complied with the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department's guidance regarding those rules and regulations.

Department of Education Review
------------------------------

The Department of Education periodically reviews participants in the FFEL Program for compliance with program provisions. On June 28, 2007, the Department of Education notified the Company that it would be conducting a review of the Company's administration of the FFEL Program under the Higher Education Act. The Company understands that as of July 23, 2007, the Department of Education has selected 47 schools and 27 lenders for review. Specifically, the Department is reviewing the Company's practices in connection with the inducement provisions of the Higher Education Act and the provisions of the Higher Education Act and the associated regulations which allow borrowers to have a choice of lenders. The Company is cooperating with the Department of Education's review. While the Company cannot predict the ultimate outcome of the review, the Company believes its activities have materially complied with the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department's guidance regarding those rules and regulations.

LEGISLATION RELATED TO THE HIGHER EDUCATION ACT

Recently the U.S. House of Representatives passed the College Cost Reduction Act of 2007 and the U.S. Senate passed the Higher Education Access Act of 2007. Both of these bills contain provisions with significant implications for participants in the FFEL Program. Among other things, these bills include the following provisions:

        o    reducing special allowance payments to lenders;
        o reducing default insurance rates and elimination of the Exceptional Performer program;
        o    increasing lender origination fees;
        o increasing annual and aggregate loan limits for certain Stafford loans; and
        o    reducing interest rates for subsidized Stafford loans.

Neither the College Cost Reduction Act of 2007 nor the Higher Education Access Act of 2007 has been enacted into law. The impact of these bills is difficult to predict; however, if the proposed federal government spending cuts and increased fees for FFEL Program participants are enacted, the Company's revenues would be negatively impacted.

Management is estimating the impact of legislative changes to the Company's operations based on information in the bills passed by Congress. Management believes that the legislative changes will be effective October 1, 2007, or the beginning of the next federal fiscal year. Management estimates that the annual yield, including additional charges related to an increase in risk sharing, on loans originated by the Company after the effective date will decrease 65 to 75 basis points compared to loans originated prior to the effective date of the legislative changes. As a result, management is evaluating a variety of strategies to modify its student loan business model including, but not limited to, reducing or eliminating borrower benefits, reducing student loan acquisitions costs, capitalizing on economies of scale, and reducing operating expenses.

Management will evaluate the carrying amount of goodwill and intangible assets assigned to its Asset Generation and Management operating segment as a result of the changes in the student loan business environment. Intangible assets such as loan origination rights, trade names, and covenants not to compete, goodwill, and certain other assets will likely be impaired based on the legislative changes and the student loan business model modifications the Company may implement as a result of the legislative changes.

At the time the legislation becomes final, the Company will also recognize a provision for loan losses related to the increase in risk share due to the anticipated elimination of the Exceptional Performer program. Assuming the elimination of the Exceptional Performer program and a default insurance rate of 97 percent, based on the balance of federally insured loans outstanding as of June 30, 2007, this provision is expected to be approximately $17 to $18 million.

In addition to the College Cost Reduction Act of 2007 and the Higher Education Access Act of 2007, other bills have been introduced in Congress which contain provisions which could significantly impact participants in the FFEL Program. Among other things, the proposals include:

        o requiring disclosures relating to placement on "preferred lender lists";
        o    banning various arrangements between lenders and schools;
        o    banning lenders from offering certain gifts to school employees;
        o    eliminating the school-as-lender program;
        o encouraging borrowers to maximize their borrowing through government loan programs prior to private loan programs with higher interest rates;
        o encouraging schools to participate in the Federal Direct Loan Program through increased federal grant funds; and
        o    increasing the lender origination fee for consolidation loans.

As of the date of this Report, none of these bills has been enacted into law. The impact of the proposed legislation is difficult to predict; however, increased fees for FFEL Program lenders and decreased loan volume as a result of increased participation in the Federal Direct Loan Program could have a negative impact on the Company's revenues.

THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

NET INTEREST INCOME

                                          Three months ended June 30,        Six months ended June 30,
                                         ------------------------------  ---------------------------------
                                           2007      2006     $ Change     2007        2006     $ Change
                                         --------- ---------- ---------  ----------  ---------- ----------
Interest income:
   Loan interest                        $ 417,086    362,742    54,344     814,140     688,402    125,738
   Investment interest                     18,783     24,249    (5,466)     40,208      43,726     (3,518)
                                         --------- ---------- ---------  ----------  ---------- ----------
     Total interest income                435,869    386,991    48,878     854,348     732,128    122,220
Interest expense:
   Interest on bonds and notes payable    367,893    300,844    67,049     718,388     559,793    158,595
                                         --------- ---------- ---------  ----------  ---------- ----------
     Net interest income                   67,976     86,147   (18,171)    135,960     172,335    (36,375)
Provision for loan losses                   2,535      2,190       345       5,288      11,808     (6,520)
   Net interest income after
                                         --------- ---------- ---------  ----------  ---------- ----------
     provision for loan losses          $  65,441     83,957   (18,516)    130,672     160,527    (29,855)
                                         ========= ========== =========  ==========  ========== ==========

Net interest income for the three and six months ended June 30, 2006 included $13.9 million and $32.3 million, respectively, of 9.5% special allowance payments. In accordance with the Company's Settlement Agreement with the Department in January 2007, there were no 9.5% special allowance payments in 2007. Excluding the 9.5% special allowance payments, net interest income before the allowance for loan losses decreased $4.3 million and $4.1 million, respectively. Interest expense increased $3.6 million and $9.8 million, respectively, as a result of additional issuances of unsecured debt used to fund operating activities of the Company. The remaining change in net interest income before the provision for loan losses is attributable to the growth in the Company's student loan portfolio offset by a decrease in student loan yield as discussed below in this Item 2 under "Asset Generation and Management Operating Segment - Results of Operations". The provision for loan losses decreased for the six months ended June 30, 2007 compared to 2006 as a result of the Company recognizing $6.9 million in expense for provision for loan losses as a result of HERA's enactment in February 2006.

OTHER INCOME

                                               Three months ended June 30,      Six months ended June 30,
                                            ------------------------------- --------------------------------
                                              2007       2006     $ Change    2007        2006    $ Change
                                            ---------  ---------  --------- ----------  --------- ----------
Loan and guaranty servicing income         $  31,610     28,926      2,684     62,076     59,216      2,860
Other fee-based income                        38,262     16,074     22,188     78,291     34,229     44,062
Software services income                       5,848      4,018      1,830     11,596      7,427      4,169
Other income                                   2,937      2,906         31      9,816      4,893      4,923
Derivative market value, foreign currency,
    and put option adjustments                 5,547     29,080    (23,533)    (6,583)    68,343    (74,926)
Derivative settlements, net                    5,196      6,702     (1,506)     9,436     11,446     (2,010)
                                            ---------  ---------  --------- ----------  --------- ----------
    Total other income                     $  89,400     87,706      1,694    164,632    185,554    (20,922)
                                            =========  =========  ========= ==========  ========= ==========

o Loan and guaranty servicing income increased due to an increase in guaranty servicing income which was offset by a decrease in FFELP loan servicing income.

o Other fee-based income increased largely due to business acquisitions and an increase in the number of managed tuition payment plans.

o Software services income has increased as a result of new customers and increased usage fees for existing customers.

o Other income for the six months ended June 30, 2007 compared to the same period in 2006 increased as a result of a gain on the termination of the Company's interest rate floor contracts in January 2007 and income earned on certain investment activities.

o The change in derivative market value, foreign currency and put option adjustments was caused by a change in the fair value of the Company's derivative portfolio and foreign currency rate fluctuations which are further discussed in Item 3, "Quantitative and Qualitative Disclosures about Market Risk."


OPERATING EXPENSES

                              Three months                  Net change
                                  ended        Impact of       after      Three months ended
                              June 30, 2006   acquisitions  acquistions     June 30, 2007
                              -------------- ------------- ------------- ------------------
Salaries and benefits          $   54,753        6,130          (1,122)          59,761
Other expenses                     40,720       12,787             887           54,394
Amortization of
  intangible assets                 5,817          935            (261)           6,491
                              -------------- ------------ --------------   ---------------
     Total operating expenses  $  101,290       19,852            (496)         120,646
                              ============== ============ ==============   ===============

Operating expenses for the three months ended June 30, 2007 increased $19.9 million as a result of recent acquisitions. Excluding recent acquisitions, operating expenses decreased slightly when compared to the same period in 2006.

                                Six months                  Net change
                                  ended        Impact of       after      Six months ended
                              June 30, 2006   acquisitions  acquistions     June 30, 2007
                              -------------- ------------- ------------- ------------------
Salaries and benefits          $  104,252       12,241           4,972          121,465
Other expenses                     79,143       26,107           2,031          107,281
Amortization of
  intangible assets                11,115        2,320            (306)          13,129
                              -------------- ------------ --------------   ---------------
     Total operating expenses  $  194,510       40,668           6,697          241,875
                              ============== ============ ==============   ===============

Operating expenses for the six months ended June 30, 2007 increased $40.7 million as a result of recent acquisitions. Excluding recent acquisitions, operating expenses increased $6.7 million. This increase occurred in the first three months of 2007 compared to 2006 and was a result of (i) increased costs to develop systems to support a larger organizational structure and (ii) organic growth of the organization. The Company's costs to develop its corporate structure include projects such as recruitment, development, and retention of intellectual capital, technology enhancements to support a larger, more diversified customer and employee base, and increased emphasis on marketing services and products and developing the Company's brand.

INCOME TAXES

The Company's effective tax rate was 38.9% and 38.5% for the three and six months ended June 30, 2007, respectively, compared to 37.0% for the same periods in 2006. The effective tax rate increased due to the increased expense recognized by the Company during 2007 compared to 2006 related to its outstanding put options which are not deductible for tax purposes and also due to certain enacted state tax law changes.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48") as discussed in note 10 in the notes to the consolidated financial statements included in this Report. The adoption of FIN 48 could increase the volatility of the Company's effective tax rate because FIN 48 requires that any change in judgment or change in measurement of a tax position taken in a prior period be recognized as a discrete event in the period in which it occurs.

Additional information on the Company's results of operations is included with the discussion of the Company's operating segments in this Item 2 under "Operating Segments".

FINANCIAL CONDITION AS OF JUNE 30, 2007 COMPARED TO DECEMBER 31, 2006

                                                            As of                Change
                                          As of June 30,  December 31   ------------------------
                                             2007            2006          Dollars      Percent
                                          ------------    ------------  ------------   ---------
Assets:
Student loans receivable, net             $26,174,958      23,789,552     2,385,406        10.0 %
Cash, cash equivalents, and investments     1,367,257       1,773,751      (406,494)      (22.9)
Goodwill                                      191,256         191,420          (164)       (0.1)
Intangible assets, net                        146,542         161,588       (15,046)       (9.3)
Fair value of derivative instruments          192,326         146,099        46,227        31.6
Assets of discontinued operations                  --          27,309       (27,309)     (100.0)
Other assets                                  801,035         707,154        93,881        13.3
                                          ------------    ------------  ------------   ---------
     Total assets                         $28,873,374      26,796,873     2,076,501         7.7 %
                                          ============    ============  ============   =========
Liabilities:
Bonds and notes payable                   $27,791,146      25,562,119     2,229,027         8.7 %
Fair value of derivative instruments           43,560          27,973        15,587        55.7
Other liabilities                             427,490         534,931      (107,441)      (20.1)
                                          ------------    ------------  ------------   ---------
     Total liabilities                     28,262,196      26,125,023     2,137,173         8.2

Shareholders' equity                          611,178         671,850       (60,672)       (9.0)
                                          ------------    ------------  ------------   ---------
    Total liabilities and
       shareholders' equity               $28,873,374      26,796,873     2,076,501         7.7 %
                                          ============    ============  ============   =========

The Company's total assets increased during 2007 primarily due to an increase in student loans receivable and related assets. The Company originated or acquired $3.5 billion in student loans which was offset by repayments and loan sales. The Company financed the increase of student loans through the issuance of bonds and notes payable. Total equity increased $29.5 million as a result of net income for the six months ended June 30, 2007 but was offset by the repurchase of 3.1 million shares of the Company's Class A common stock for $75.5 million. The acquisition of Packers as discussed in note 9 to the consolidated financial statements included in this Report resulted in a $12.5 million decrease in equity. In addition, the Company paid a $0.07 dividend on its Class A and Class B common stock in the first and second quarters of 2007 which reduced equity by $6.9 million.

OPERATING SEGMENTS

The Company has five operating segments as defined in SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"), as follows: Asset Generation and Management, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services and List Management, and Software and Technical Services. The Company's operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. During 2006, the Company changed the structure of its internal organization in a manner that caused the composition of its operating segments to change. As a result, the presentation of segment financial information for the three and six months ended June 30, 2006, has been restated to conform to the current operating segment presentation. The accounting policies of the Company's operating segments are the same as those described in the summary of significant accounting policies included in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Intersegment revenues are charged by a segment to another segment that provides the product or service. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

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

In May 2007, the Company sold EDULINX, a Canadian student loan service provider and subsidiary of the Company. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented. The operating results of EDULINX were included in the Student Loan and Guaranty Servicing operating segment. The Company presents "base net income" excluding discontinued operations since the operations and cash flows of EDULINX have been eliminated from the ongoing operations of the Company. Therefore, the results of operations for the Student Loan and Guaranty Servicing segment exclude the operating results of EDULINX for all periods presented. See note 2 in the notes to the consolidated financial statements included in this Report for additional information concerning EDULINX' detailed operating results that have been segregated from continuing operations and reported as discontinued operations.

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

SEGMENT RESULTS AND RECONCILIATIONS TO GAAP


                                                           Three months ended June 30, 2007
                           ---------------------------------------------------------------------------------------------------------
                                       Student   Tuition    Enrollment                                Elimina-  "Base net
                             Asset      Loan     Payment     Services  Software           Corporate   tions       income"     GAAP
                          Generation    and     Processing     and       and              Activity      and     Adjustments Results
                             and      Guaranty  and Campus     List    Technical  Total     and      Reclass-    to GAAP    of Oper-
                          Management Servicing   Commerce   Management Services  Segments Overhead  ifications   Results     ations
                           ---------------------------------------------------------------------------------------------------------
Total interest income     $ 433,404     1,181       670         93         --     435,348       554       (33)        --    435,869
Interest expense            358,341        --         2          2         --     358,345     9,581       (33)        -     367,893
                          ----------  --------  --------   --------   --------   --------- --------  --------  ---------- ----------
  Net interest income        75,063     1,181       668         91         --       77,003   (9,027)       --         --     67,976

Less provision for
loan losses                   2,535        --        --         --         --        2,535       --        --         --      2,535
                          ----------  --------  --------   --------   --------   --------- --------  --------  ---------- ----------
   Net interest income
     after provision
     for loan losses         72,528     1,181       668         91         --       74,468   (9,027)       --         --     65,441
                          ----------  --------  --------   --------   --------   --------- --------  --------  ---------- ----------
Other income (expense):
  Loan and guarantee
    servicing income            118    31,492        --         --         --       31,610       --        --         --     31,610
  Other fee-based income      3,674        --     9,405     24,923         --       38,002      260        --         --     38,262
  Software services income       --        --        --        157      5,691        5,848       --        --         --      5,848
  Other income                1,115         5        25         --         --        1,145    1,792        --         --      2,937
  Intersegment revenue           --    20,120       188        178      4,389       24,875    4,100   (28,975)        --         --
  Derivative
     market value,
     foreign currency,
     and put option
     adjustment                  --        --        --         --         --           --       --        --      5,547      5,547
  Derivative
    settlements, net          (461)        --        --         --         --         (461)   5,657        --         --      5,196
                          ----------  --------  --------   --------   --------   --------- ------------------  ---------- ----------
     Total other income
       (expense)              4,446    51,617     9,618     25,258     10,080      101,019   11,809   (28,975)     5,547     89,400
                          ----------  --------  --------   --------   --------   --------- --------  --------  ---------- ----------
Operating expenses:
  Salaries and benefits       7,167    22,023     5,082      9,022      5,857       49,151   12,272    (2,138)       476     59,761
  Other expenses              7,246     8,404     2,333     14,589        751       33,323   21,071        --      6,491     60,885
  Intersegment expenses      22,034     3,750        25         29        403       26,241      596   (26,837)        --         --
                          ----------  --------  --------   --------   --------   --------- --------  --------  ---------- ----------
     Total operating
       expenses              36,447    34,177     7,440     23,640      7,011      108,715   33,939   (28,975)     6,967    120,646
                          ----------  --------  --------   --------   --------   --------- --------  --------  ---------- ----------
     Income (loss) before
       income taxes          40,527    18,621     2,846      1,709      3,069       66,772  (31,157)      --     (1,420)     34,195
Income tax expense
  (benefit) (a)              15,400     7,076     1,082        649      1,167       25,374  (11,500)      --       (568)     13,306
                          ----------  --------  --------   --------   --------   --------- --------  --------  ---------- ----------
     Net income (loss)
       from continuing
       operations            25,127    11,545     1,764      1,060      1,902       41,398  (19,657)      --       (852)     20,889
Income (loss) from
  discontinued
  operations,
  net of tax                     --        --        --         --         --           --       --       --     (6,135)     (6,135)
                          ----------  --------  --------   --------   --------   --------- --------  --------  ---------- ----------
     Net income           $  25,127    11,545     1,764      1,060      1,902       41,398  (19,657)      --     (6,987)     14,754
                          ==========  ========  ========   ========   ========   ========= ========  ========  ========== ==========


(a) Income taxes are based on a percentage of net income before tax for the individual operating segment.


                                                           Three months ended June 30, 2006
                           ---------------------------------------------------------------------------------------------------------
                                       Student   Tuition    Enrollment                                Elimina-  "Base net
                             Asset      Loan     Payment     Services  Software           Corporate   tions       income"     GAAP
                          Generation    and     Processing     and       and              Activity      and     Adjustments Results
                             and      Guaranty  and Campus     List    Technical  Total     and      Reclass-    to GAAP    of Oper-
                          Management Servicing   Commerce   Management Services  Segments Overhead  ifications   Results     ations
                           ---------------------------------------------------------------------------------------------------------
Total interest income      $  384,295    1,625      705        129        25    386,779       450      (238)          --    386,991
Interest expense              295,260       --        1         --        --    295,261     5,821      (238)          --    300,844
                            ---------- -------- --------   --------  -------- ----------  -------- ---------  ---------- -----------
   Net interest income         89,035    1,625      704        129        25     91,518    (5,371)       --           --     86,147

Less provision for
  loan losses                   2,190       --       --         --        --      2,190        --        --           --      2,190
                            ---------- -------- --------   --------  -------- ----------  -------- ---------  ---------- -----------
   Net interest income
      after provision
      for loan losses          86,845    1,625      704        129        25     89,328    (5,371)       --           --     83,957
                            ---------- -------- --------   --------  -------- ----------  -------- ---------  ---------- -----------

Other income (expense):
  Loan and guarantee
     servicing income              --   28,926       --         --        --     28,926        --        --           --     28,926
  Other fee-based income        3,035       --    7,019      6,020        --     16,074        --        --           --     16,074
  Software services income         65        1       --         34     3,918      4,018        --        --           --      4,018
  Other income                  2,161       40       --         --        --      2,201       705        --           --      2,906
  Intersegment revenue             --   15,671      228         13     4,465     20,377       155   (20,532)          --         --
  Derivative market value,
     foreign currency, and
     put option adjustments        --       --       --         --        --         --        --        --       29,080     29,080
  Derivative settlements, net   6,702       --       --         --        --      6,702        --        --           --      6,702
                            ---------- -------- --------   --------  -------- ----------  -------- ---------  ---------- -----------
     Total other income
       (expense)               11,963   44,638    7,247      6,067     8,383     78,298       860   (20,532)      29,080     87,706
                            ---------- -------- --------   --------  -------- ----------  -------- ---------  ---------- -----------
Operating expenses:
   Salaries and benefits       13,638   22,237    4,847      1,934     5,257     47,913     8,629    (2,266)         477     54,753
   Other expenses              14,956    7,065    2,208      1,310       713     26,252    14,468        --        5,817     46,537
   Intersegment expenses       13,270    2,500       --         --        --     15,770     2,496   (18,266)          --         --
                            ---------- -------- --------   --------  -------- ----------  -------- ---------  ---------- -----------
     Total operating
       expenses                41,864   31,802    7,055      3,244     5,970     89,935    25,593   (20,532)       6,294    101,290
                            ---------- -------- --------   --------  -------- ----------  -------- ---------  ---------- -----------

     Income (loss) before
       income taxes            56,944   14,461      896      2,952     2,438     77,691   (30,104)       --       22,786     70,373
Income tax expense
  (benefit) (a)                21,639    5,495      340      1,122       926     29,522   (12,048)       --        8,564     26,038
                            ---------- -------- --------   --------  -------- ----------  -------- ---------  ---------- -----------
     Net income (loss) from
      continuing operations    35,305    8,966      556      1,830     1,512     48,169   (18,056)       --       14,222     44,335
Income (loss) from
  discontinued operations,
  net of tax                       --       --       --         --        --         --        --        --        1,418      1,418
                            ---------- -------- --------   --------  -------- ----------  -------- ---------  ---------- -----------
     Net income               $35,305    8,966      556      1,830     1,512     48,169   (18,056)       --       15,640     45,753
                            ========== ======== ========   ========  ======== ==========  ======== =========  ========== ===========


(a) Income taxes are based on a percentage of net income before tax for the individual operating segment.



                                                             Six months ended June 30, 2007
                           ---------------------------------------------------------------------------------------------------------
                                       Student   Tuition    Enrollment                                Elimina-  "Base net
                             Asset      Loan     Payment     Services  Software           Corporate   tions       income"     GAAP
                          Generation    and     Processing     and       and              Activity      and     Adjustments Results
                             and      Guaranty  and Campus     List    Technical  Total     and      Reclass-    to GAAP    of Oper-
                          Management Servicing   Commerce   Management Services  Segments Overhead  ifications   Results     ations
                           ---------------------------------------------------------------------------------------------------------
Total interest income       $ 847,894    3,425    1,680        180        18    853,197     4,355    (3,204)          --    854,348
Interest expense              699,999       --        7          4        --    700,010    21,582    (3,204)          --    718,388
                            ---------  -------- --------   --------  --------  ---------- --------  --------   ---------- ----------
  Net interest income         147,895    3,425    1,673        176        18    153,187   (17,227)       --           --    135,960

Less provision for
  loan losses                   5,288       --       --         --        --      5,288        --        --           --      5,288
                            ---------  -------- --------   --------  --------  ---------- --------  --------   ---------- ----------
  Net interest income
     after provision
     for loan losses          142,607    3,425    1,673        176        18    147,899   (17,227)       --           --    130,672
                            ---------  -------- --------   --------  --------  ---------- --------  --------   ---------- ----------
Other income (expense):
  Loan and guarantee
    servicing income              118   61,958       --         --        --     62,076        --        --           --     62,076
  Other fee-based income        6,985       --   21,176     49,870        --     78,031       260        --           --     78,291
  Software services income         --       --       --        287    11,309     11,596        --        --           --     11,596
  Other income                  5,944       11       28         --        --      5,983     3,833        --           --      9,816
  Intersegment revenue             --   36,584      340        928     8,221     46,073     6,116   (52,189)          --         --
  Derivative market value,
     foreign currency, and
     put option adjustments        --       --       --         --        --         --        --        --       (6,583)    (6,583)
  Derivative settlements, net    (885)      --       --         --        --       (885)   10,321        --           --      9,436
                            ---------  -------- --------   --------  --------  ---------- --------  --------   ---------- ----------
     Total other income
       (expense)               12,162   98,553   21,544     51,085    19,530    202,874    20,530   (52,189)      (6,583)   164,632
                            ---------  -------- --------   --------  --------  ---------- --------  --------   ---------- ----------
Operating expenses:
  Salaries and benefits        14,446   45,027   10,000     18,391    12,332    100,196    24,978    (4,662)         953    121,465
  Other expenses               15,511   17,654    4,493     29,148     1,535     68,341    38,940        --       13,129    120,410
  Intersegment expenses        38,670    7,068      399        185       403     46,725       802   (47,527)          --         --
                            ---------  -------- --------   --------  --------  ---------- --------  --------   ---------- ----------
     Total operating expenses  68,627   69,749   14,892     47,724    14,270    215,262    64,720   (52,189)      14,082    241,875
                            ---------  -------- --------   --------  --------  ---------- --------  --------   ---------- ----------
  Income (loss) before
    income taxes               86,142   32,229    8,325      3,537     5,278    135,511   (61,417)       --      (20,665)    53,429
Income tax expense
  (benefit) (a)                32,734   12,247    3,164      1,344     2,006     51,495   (23,826)       --       (7,099)    20,570
                            ---------  -------- --------   --------  --------  ---------- --------  --------   ---------- ----------
     Net income (loss) from
     continuing operations     53,408   19,982    5,161      2,193     3,272     84,016   (37,591)       --      (13,566)    32,859
Income (loss) from
  discontinued operations, net
  of tax                           --       --       --         --        --         --        --        --       (3,325)    (3,325)
                            ---------  -------- --------   --------  --------  ---------- --------  --------   ---------- ----------
     Net income              $ 53,408   19,982    5,161      2,193     3,272     84,016   (37,591)       --      (16,891)    29,534
                            =========  ======== ========   ========  ========  ========== ========  ========  ==========  ==========


(a) Income taxes are based on a percentage of net income before tax for the individual operating segment.



                                                           Six months ended June 30, 2006
                           ---------------------------------------------------------------------------------------------------------
                                       Student   Tuition    Enrollment                                Elimina-  "Base net
                             Asset      Loan     Payment     Services  Software           Corporate   tions       income"     GAAP
                          Generation    and     Processing     and       and              Activity      and     Adjustments Results
                             and      Guaranty  and Campus     List    Technical  Total     and      Reclass-    to GAAP    of Oper-
                          Management Servicing   Commerce   Management Services  Segments Overhead  ifications   Results     ations
                           ---------------------------------------------------------------------------------------------------------
Total interest income      $  726,271    3,434    1,587        212        43    731,547       985      (404)          --    732,128
Interest expense              549,093       --        2         --        --    549,095    11,102      (404)          --    559,793
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------
  Net interest income         177,178    3,434    1,585        212        43    182,452   (10,117)       --           --    172,335

Less provision for
  loan losses                  11,808       --       --         --        --     11,808        --        --           --     11,808
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------
  Net interest income
     after provision
     for loan losses          165,370    3,434    1,585        212        43    170,644   (10,117)       --           --    160,527
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------
Other income (expense):
  Loan and guarantee
    servicing income               --   59,216       --         --        --     59,216        --        --           --     59,216
  Other fee-based income        5,934       --   16,673     11,622        --     34,229        --        --           --     34,229
  Software services income        115        1       --         40     7,271      7,427        --        --           --      7,427
  Other income                  3,803       61       --         --        --      3,864     1,029        --           --      4,893
  Intersegment revenue             --   30,184      228        765     8,385     39,562       196   (39,758)          --         --
  Derivative market value,
     foreign currency, and
     put option adjustments        --       --       --         --        --         --        --         --      68,343     68,343
  Derivative settlements, net  11,446       --       --         --        --     11,446        --         --          --     11,446
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------
     Total other income
       (expense)               21,298   89,462   16,901     12,427    15,656    155,744     1,225   (39,758)     68,343     185,554
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------
Operating expenses:
  Salaries and benefits        25,409   42,106    8,802      3,112     9,973     89,402    18,812    (4,757)         795    104,252
  Other expenses               27,001   15,611    4,256      2,703     1,448     51,019    28,124        --       11,115     90,258
  Intersegment expenses        26,146    5,657       --         --        --     31,803     3,198   (35,001)          --         --
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------
     Total operating
       expenses                78,556   63,374   13,058      5,815    11,421    172,224    50,134   (39,758)      11,910    194,510
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------

     Income (loss) before
       income taxes           108,112   29,522    5,428      6,824     4,278    154,164  (59,026)        --       56,433    151,571
Income tax expense
  (benefit) (a)                41,083   11,218    2,062      2,593     1,625     58,581  (24,053)        --       21,552     56,080
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------
     Net income (loss)
       before minority
       interest                67,029   18,304    3,366      4,231     2,653     95,583   (34,973)       --       34,881     95,491
Minority interest in
  subsidiary income                --       --     (242)        --        --       (242)       --        --           --       (242)
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------
     Net income (loss)
         from continuing
         operations            67,029   18,304    3,124      4,231     2,653     95,341   (34,973)       --       34,881     95,249
Income (loss) from
  discontinued operations,
  net of tax                       --       --       --         --        --         --        --        --        2,570      2,570
                            ---------- -------- --------  ---------  -------- ---------- ---------  --------  ----------- ----------
     Net income (loss)       $ 67,029   18,304    3,124      4,231     2,653     95,341   (34,973)       --       37,451     97,819
                            ========== ======== ========  =========  ======== ========== =========  ========  =========== ==========


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

The adjustments required to reconcile from the Company's "base net income" measure to its GAAP results of operations relate to differing treatments for derivatives, foreign currency transaction adjustments, discontinued operations, and certain other items that management does not consider in evaluating the Company's operating results. The following table reflects adjustments associated with these areas by operating segment and Corporate Activity and Overhead for the three and six months ended June 30, 2007 and 2006:

                                                                     Three months ended June 30, 2007
                                              -------------------------------------------------------------------------------------
                                                           Student    Tuition     Enrollment
                                                Asset       Loan      Payment      Services      Software    Corporate
                                              Generation     and     Processing      and           and        Activity
                                                 and      Guaranty   and Campus      List       Technical       and
                                              Management  Servicing   Commerce    Management     Services     Overhead      Total
                                              ----------- ---------- -----------  -----------   -----------  ----------- ----------
Derivative market value, foreign currency,
      and put option adjustments              $    6,002         --          --           --            --      (11,549)    (5,547)
Amortization of intangible assets                  1,840      1,350       1,469        1,545           287           --      6,491
Non-cash stock based compensation related
      to business combinations                        --         --          --           --            --          476        476
Income (loss) from discontinued
      operations, net of tax                          --      6,135          --           --            --           --      6,135
Net tax effect (a)                                (2,980)      (513)       (558)        (587)         (109)       4,179       (568)
                                              ----------- ---------- -----------  -----------   -----------  ----------- ----------
Total adjustments to GAAP                     $    4,862      6,972         911          958           178       (6,894)     6,987
                                              =========== ========== ===========  ===========   ===========  =========== ==========

                                                                      Three months ended June 30, 2006
                                              -------------------------------------------------------------------------------------
                                                           Student    Tuition     Enrollment
                                                Asset       Loan      Payment      Services      Software    Corporate
                                              Generation     and     Processing      and           and        Activity
                                                 and      Guaranty   and Campus      List       Technical       and
                                              Management  Servicing   Commerce    Management     Services     Overhead      Total
                                              ----------- ---------- -----------  -----------   -----------  ----------- ----------
Derivative market value, foreign currency,
      and put option adjustments              $  (28,865)        --          --           --            --         (215)   (29,080)
Amortization of intangible assets                  2,229      1,165       1,693          610           120           --      5,817
Non-cash stock based compensation related
      to business combinations                        --         --          --           --            --          477        477
Income (loss) from discontinued
      operations, net of tax                          --     (1,418)         --           --            --           --     (1,418)
Net tax effect (a)                                10,122       (455)       (643)        (232)          (46)        (182)     8,564
                                              ----------- ---------- -----------  -----------   -----------  ----------- ----------
Total adjustments to GAAP                     $  (16,514)      (708)      1,050          378            74           80    (15,640)
                                              =========== ========== ===========  ===========   ===========  =========== ==========

(a) Tax effect computed at 38%. The change in the value of the put option (included in Corporate Activity and Overhead) is not tax effected as this is not deductible for income tax purposes.


                                                                         Six months ended June 30, 2007
                                            ----------------------------------------------------------------------------------------
                                                         Student       Tuition     Enrollment
                                              Asset       Loan         Payment      Services      Software     Corporate
                                            Generation     and       Processing        and           and       Activity
                                               and      Guaranty     and Campus       List        Technical       and
                                            Management  Servicing     Commerce     Management     Services     Overhead     Total
                                            ----------  -----------  ------------  ------------   ----------   ---------- ----------
Derivative market value, foreign currency,
      and put option adjustments            $  12,216           --            --            --           --       (5,633)    6,583
Amortization of intangible assets               3,825        2,394         2,938         3,355          617           --    13,129
Non-cash stock based compensation related
      to business combinations                     --           --            --            --           --          953       953
Income (loss) from discontinued
      operations, net of tax                       --        3,325            --            --           --           --     3,325
Net tax effect (a)                             (6,096)        (910)       (1,116)       (1,275)        (234)       2,532    (7,099)
                                            ----------  -----------  ------------  ------------   ----------   ---------- ----------
Total adjustments to GAAP                   $   9,945        4,809         1,822         2,080          383       (2,148)   16,891
                                            ==========  ===========  ============  ============   ==========   ========== ==========

                                                                         Six months ended June 30, 2006
                                            ---------------------------------------------------------------------------------------
                                                         Student       Tuition     Enrollment
                                              Asset       Loan         Payment      Services     Software     Corporate
                                            Generation     and       Processing        and          and       Activity
                                               and      Guaranty     and Campus       List       Technical       and
                                            Management  Servicing     Commerce     Management    Services     Overhead     Total
                                            ----------  -----------  ------------  ------------  ----------   ---------- ----------

Derivative market value, foreign currency,
      and put option adjustments            $ (68,660)          --            --            --          --          317    (68,343)
Amortization of intangible assets               4,456        2,331         2,868         1,220         240           --     11,115
Non-cash stock based compensation related
      to business combinations                     --           --            --            --          --          795        795
Income (loss) from discontinued
      operations, net of tax                       --       (2,570)           --            --          --           --     (2,570)
Net tax effect (a)                             24,398         (899)       (1,089)         (464)        (92)        (302)    21,552
                                            ----------  -----------  ------------  ------------  ----------   ---------- ----------
Total adjustments to GAAP                   $ (39,806)      (1,138)        1,779           756         148          810    (37,451)
                                            ==========  ===========  ============  ============  ==========   ========== ==========

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


DISCONTINUED OPERATIONS: In May 2007, the Company sold EDULINX. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented. The Company presents "base net income" excluding discontinued operations since the operations and cash flows of EDULINX have been eliminated from the ongoing operations of the Company.

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

STUDENT LOAN PORTFOLIO

The table below outlines the components of the Company's student loan portfolio:

                                        As of June 30, 2007       As of December 31, 2006
                                       -----------------------    ------------------------
                                          Dollars      Percent       Dollars      Percent
                                       -------------  --------    -------------  ---------
Federally insured:
    Stafford                            $ 6,630,133      25.3 %    $ 5,724,586       24.1 %
    PLUS/SLS                                426,540       1.6          365,112        1.5
    Consolidation                        18,454,304      70.6       17,127,623       72.0
Non-federally insured                       235,023       0.9          197,147        0.8
                                       -------------  --------    -------------  ---------
        Total                            25,746,000      98.4       23,414,468       98.4
Unamortized premiums and deferred
    origination costs                       456,098       1.7          401,087        1.7
Allowance for loan losses:
    Allowance - federally insured            (8,194)     (0.0)          (7,601)      (0.0)
    Allowance - non-federally insured       (18,946)     (0.1)         (18,402)      (0.1)
                                       -------------  --------    -------------  ---------
        Net                            $ 26,174,958     100.0 %   $ 23,789,552      100.0 %
                                       =============  ========    =============  =========

The Company's net student loan assets have increased $2.4 billion, or 10.0%, to $26.2 billion as of June 30, 2007 compared to $23.8 billion as of December 31, 2006.

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

                                              Three months ended June 30,   Six months ended June 30,
                                              ---------------------------  ---------------------------
                                                  2007          2006           2007          2006
                                              ------------- -------------  ------------- -------------
Beginning balance                             $ 24,617,030    20,963,219     23,414,468    19,912,955
Direct channel:
    Consolidation loan originations                836,711     1,045,094      1,900,949     2,069,929
    Less consolidation of existing portfolio      (438,993)     (567,300)      (912,788)   (1,001,200)
                                              ------------- -------------  ------------- -------------
      Net consolidation loan originations          397,718       477,794        988,161     1,068,729
    Stafford/PLUS loan originations                141,882       151,017        496,709       457,165
Branding partner channel (a) (b)                   255,703       326,764        457,993       556,914
Forward flow channel                               392,174       579,701        768,115       931,513
Other channels (b)                                 560,796       424,620        766,714       668,573
                                              ------------- -------------  ------------- -------------
    Total channel acquisitions                   1,748,273     1,959,896      3,477,692     3,682,894

Repayments, claims, capitalized
    interest, and other                           (397,556)     (453,866)      (633,363)     (819,024)
Consolidation loans lost to external parties      (187,350)     (310,800)      (426,754)     (581,200)
Loans sold                                         (34,397)     (145,779)       (86,043)     (182,955)
                                              ------------- -------------  ------------- -------------
Ending balance                                $ 25,746,000    22,012,670     25,746,000    22,012,670
                                              ============= =============  ============= =============

(a) Included in the branding partner channel are private loan originations of $17.8 million and $62.1 million for the three and six months ended June 30, 2007, respectively, and $10.6 million and $21.1 million for the three and six months ended June 30, 2006, respectively.

(b) Included in other channels for the six months ended June 30, 2006 is $190.1 million of acquisitions that were previously presented as branding partner channel acquisitions. This reclassification was made for comparative purposes due to the nature of the transactions.


The Company has extensive and growing relationships with many large financial and educational institutions that are active in the education finance industry. Loss of a relationship with an institution from which the Company directly or indirectly acquires a significant volume of student loans could result in an adverse effect on the volume derived from its various channels.

Nova Southeastern University ("Nova"), a school-as-lender customer, has elected not to renew their existing contract with the Company, which expired in December 2006. Total loans acquired from Nova were $19.8 million and $31.0 million for the three and six months ended June 30, 2007, respectively, and $121.7 million and $161.8 million for the three and six months ended June 30, 2006, respectively, and $275.6 million for the year ended December 31, 2006. Loans acquired from Nova are included in the forward flow channel in the above table.

As part of the Company's asset management strategy, the Company periodically sells student loan portfolios to third parties. During the three and six months ended June 30, 2007 and 2006, the Company sold $34.4 million (par value) and $86.0 million (par value), and $145.8 (par value) and $183.0 (par value), respectively, of student loans resulting in the recognition of gains of $1.0 million and $2.8 million, and $1.4 million and $1.9 million, respectively.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company's allowance for loan losses is presented in the following table:

                                                                    Three months ended June 30,    Six months ended June 30,
                                                                   ----------------------------- ----------------------------
                                                                       2007           2006          2007           2006
                                                                   -------------  -------------- -------------  -------------
Balance at beginning of period                                      $    26,224          22,225        26,003         13,390
Provision for loan losses:
     Federally insured loans                                              1,665             200         3,118          7,468
     Non-federally insured loans                                            870           1,990         2,170          4,340
                                                                   -------------  -------------- -------------  -------------
         Total provision for loan losses                                  2,535           2,190         5,288         11,808
Charge-offs, net of recoveries:
     Federally insured loans                                             (1,330)           (274)       (2,525)          (565)
     Non-federally insured loans                                           (289)             39          (455)          (453)
                                                                   -------------  -------------- -------------  -------------
Net charge-offs                                                          (1,619)           (235)       (2,980)        (1,018)
Sale of non-federally insured loans                                          --              --        (1,171)            --
                                                                   -------------  -------------- -------------  -------------
Balance at end of period                                            $    27,140          24,180        27,140         24,180
                                                                   =============  ============== =============  =============
Allocation of the allowance for loan losses:
     Federally insured loans                                        $     8,194           7,001         8,194          7,001
     Non-federally insured loans                                         18,946          17,179        18,946         17,179
                                                                   -------------  -------------- -------------  -------------
        Total allowance for loan losses                             $    27,140          24,180        27,140         24,180
                                                                   =============  ============== =============  =============

Net loan charge-offs as a percentage of average student loans             0.026 %         0.004 %       0.025 %        0.010 %
Total allowance as a percentage of average student loans                  0.110 %         0.114 %       0.112 %        0.116 %
Total allowance as a percentage of ending balance of student loans        0.105 %         0.110 %       0.105 %        0.110 %
Non-federally insured allowance as a percentage of the ending
     balance of non-federally insured loans                               8.061 %        10.137 %       8.061 %       10.137 %
Average student loans                                               $24,687,280      21,289,877    24,266,048     20,763,472
Ending balance of student loans                                      25,746,000      22,012,670    25,746,000     22,012,670
Ending balance of non-federally insured loans                           235,023         169,473       235,023        169,473

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

Delinquencies have the potential to adversely impact the Company's earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company's student loan delinquency amounts:

                                                  As of June 30, 2007      As of December 31, 2006
                                               ------------------------   -------------------------
                                                  Dollars       Percent      Dollars       Percent
                                               ---------------  -------   ---------------  --------
Federally Insured Loans:
    Loans in-school/grace/deferment(1)          $   7,180,850              $   6,271,558
    Loans in forebearance(2)                        2,800,659                  2,318,184
    Loans in repayment status:
       Loans current                               13,642,086     87.9 %      12,944,768      88.5 %
       Loans delinquent 31-60 days(3)                 605,957      3.9           623,439       4.3
       Loans delinquent 61-90 days(3)                 373,980      2.4           299,413       2.0
       Loans delinquent 91 days or greater(4)         907,445      5.8           759,959       5.2
                                               ---------------  -------   ---------------  --------
          Total loans in repayment                 15,529,468    100.0 %      14,627,579     100.0 %
                                               ---------------  =======   ---------------  ========
          Total federally insured loans         $ 25,510,977               $ 23,217,321
                                               ===============            ===============
Non-Federally Insured Loans:
    Loans in-school/grace/deferment(1)          $     113,449              $      83,973
    Loans in forebearance(2)                            7,820                      6,113
    Loans in repayment status:
       Loans current                                  107,413     94.5 %         101,084      94.4 %
       Loans delinquent 31-60 days(3)                   2,979      2.6             2,681       2.5
       Loans delinquent 61-90 days(3)                   1,509      1.3             1,233       1.2
       Loans delinquent 91 days or greater(4)           1,853      1.6             2,063       1.9
                                               ---------------  -------   ---------------  --------
          Total loans in repayment                    113,754    100.0 %         107,061     100.0 %
                                               ---------------  =======   ---------------  ========
          Total non-federally insured loans     $     235,023              $     197,147
                                               ===============            ===============

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

STUDENT LOAN SPREAD ANALYSIS

The following table analyzes the student loan spread on the Company's portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

                                              Three months ended June 30,    Six months ended June 30,
                                             -----------------------------  ----------------------------
                                                 2007            2006           2007           2006
                                             -------------   -------------  ------------- --------------
Student loan yield                                   7.93 %          7.93 %         7.90 %         7.82 %
Consolidation rebate fees                           (0.78)          (0.70)         (0.78)         (0.71)
Premium and deferred origination costs
   amortization                                     (0.37)          (0.40)         (0.36)         (0.42)
                                             -------------   -------------  ------------- --------------
Student loan net yield                               6.78            6.83           6.76           6.69
Student loan cost of funds (a)                      (5.50)          (5.00)         (5.48)         (4.83)
                                             -------------   -------------  ------------- --------------
Student loan spread                                  1.28            1.83           1.28           1.86
Special allowance yield adjustment, net of
      settlements on derivatives (b)                   --           (0.34)            --          (0.35)
                                             -------------   -------------  ------------- --------------
Core student loan spread                             1.28 %          1.49 %         1.28 %         1.51 %
                                             =============   =============  ============= ==============

Average balance of student loans             $ 24,687,280    $ 21,289,877   $ 24,266,048   $ 20,763,472
Average balance of debt outstanding            26,158,525      23,126,198     25,770,551     22,465,046

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


The compression of the Company's core student loan spread has been primarily due to (i) an increase in lower yielding consolidation loans and an increase in the consolidation rebate fees; (ii) the elimination of 9.5% special allowance payments on non-special allowance yield adjustment student loans as a result of the Settlement Agreement with the Department; and (iii) the mismatch in the reset frequency between the Company's floating rate assets and floating rate liabilities. The Company's core student loan spread benefited in the rising interest rate environment for the three and six months ended June 30, 2006 because the Company's cost of funds reset periodically on a discrete basis, in advance, while the Company's student loans received a yield based on the average daily interest rate over the period. As interest rates remained relatively flat during the three and six months ended June 30, 2007, as compared to the same period in 2006, the Company did not benefit from the rate reset discrepancy of its assets and liabilities contributing to the compression.

As noted in Item 3, "Quantitative and Qualitative Disclosures about Market Risk", the Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating floor income which is included in its core student loan spread. The majority of these loans are consolidation loans that earn the greater of the borrower rate or 2.64% above the average commercial paper rate during the calendar quarter. When excluding floor income, the Company's core student loan spread was 1.23% for both the three and six months ended June 30, 2007, and 1.34% for the same periods in 2006.


THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

                                            Three months ended June 30,      Six months ended June 30,
                                          ------------------------------  ------------------------------
                                            2007      2006     $ Change     2007       2006     $ Change
                                          --------  ---------  ---------  ---------  ---------  --------
Net interest income after the provision
for loan losses                           $72,528     86,845    (14,317)   142,607    165,370   (22,763)

Loan and guarantee servicing income           118         --        118        118         --       118
Other fee-based income                      3,674      3,035        639      6,985      5,934     1,051
Software services income                       --         65        (65)        --        115      (115)
Other income                                1,115      2,161     (1,046)     5,944      3,803     2,141
Derivative settlements, net                  (461)     6,702     (7,163)      (885)    11,446   (12,331)
                                          --------  ---------  ---------  ---------  ---------  --------
Total other income                          4,446     11,963     (7,517)    12,162     21,298    (9,136)

Salaries and benefits                       7,167     13,638     (6,471)    14,446     25,409   (10,963)
Other expenses                              7,246     14,956     (7,710)    15,511     27,001   (11,490)
Intersegment expenses                      22,034     13,270      8,764     38,670     26,146    12,524
                                          --------  ---------  ---------  ---------  ---------  --------
Total operating expenses                   36,447     41,864     (5,417)    68,627     78,556    (9,929)
                                          --------  ---------  ---------  ---------  ---------  --------
"Base net income" before income taxes      40,527     56,944    (16,417)    86,142    108,112   (21,970)
Income tax expense                         15,400     21,639     (6,239)    32,734     41,083    (8,349)
                                          --------  ---------  ---------  ---------  ---------  --------
"Base net income"                         $25,127     35,305    (10,178)    53,408     67,029   (13,621)
                                          ========  =========  =========  =========  =========  ========
 After Tax Operating Margin                  32.6%      35.7%                 34.5%      35.9%

NET INTEREST INCOME AFTER THE PROVISION FOR LOAN LOSSES.

                                          Three months ended June 30,        Change
                                          --------------------------  -----------------------
                                              2007         2006        Dollars     Percent
                                          -------------  -----------  ----------- -----------
Loan interest                              $   487,465      421,201       66,264       15.73 %
Consolidation rebate fees                      (47,745)     (37,335)     (10,410)     (27.88)
Amortization of loan premiums and
deferred origination costs                     (22,634)     (21,124)      (1,510)      (7.15)
                                          -------------  -----------  ----------- -----------
Total loan interest                            417,086      362,742       54,344       14.98
Investment interest                             16,318       21,553       (5,235)     (24.29)
                                          -------------  -----------  ----------- -----------
Total interest income                          433,404      384,295       49,109       12.78
                                          -------------  -----------  ----------- -----------
Interest on bonds and notes payable            358,308      295,219       63,089       21.37
Intercompany interest                               33           41           (8)     (19.51)
Provision for loan losses                        2,535        2,190          345       15.75
                                          -------------  -----------  ----------- -----------
Net interest income after provision for
loan losses                                $    72,528       86,845      (14,317)     (16.49)%
                                          =============  ===========  =========== ===========

o Loan interest for the three months ended June 30, 2006 included $13.9 million of 9.5% special allowance payments. The Company received no 9.5% special allowance payments for the three months ended June 30, 2007 as a result of the Settlement Agreement with the Department.

o The average student loan portfolio increased $3.4 billion, or 16.0%, for the three months ended June 30, 2007 compared to the same period in 2006. Student loan yield, excluding 9.5% special allowance payments, increased to 7.93% in 2007 from 7.67% in 2006. The increase in student loan yield is the result of a higher interest rate environment and is offset by an increase in the percentage of lower yielding consolidation loans to the total portfolio. Loan interest income, excluding the 9.5% special allowance payments, increased $80.1 million as a result of these factors.

o Consolidation rebate fees increased due to the $3.9 billion, or 27.1%, increase in the consolidation loan portfolio.

o The amortization of loan premiums and deferred origination costs increased $4.8 million, or 22.7%, as a result of loan portfolio growth. In December 2006, the Company wrote-off $21.7 million of premiums on loans earning 9.5% special allowance payments as a result of the Settlement Agreement with the Department. For the three months ended June 30, 2006, the Company recognized $1.7 million of premium amortization related to these loans. The remaining decrease in amortization was the result of certain premiums and loan costs that became fully amortized in 2006.

o Investment income has decreased as a result of an overall decrease in cash held in 2007 as compared to 2006. During the second quarter 2006, proceeds from the issuance of a debt transaction were held as cash until loans were available for securitization. As a result, the Company earned investment interest on this cash until it was used to fund student loans.

o Interest expense increased $63.1 million due to the $3.0 billion, or 13.1%, increase in average debt for the three months ended June 30, 2007 compared to the same period in 2006. In addition, the Company's cost of funds (excluding net derivative settlements) increased to 5.49% for the three months ended June 30, 2007 compared to 5.12% for the same period a year ago.


                                          Six months ended June 30,          Change
                                          -------------------------  ------------------------
                                            2007          2006         Dollars      Percent
                                          -----------  ------------  ------------ -----------

Loan interest                             $  951,998       804,269       147,729       18.37 %
Consolidation rebate fees                    (94,165)      (72,881)      (21,284)     (29.20)
Amortization of loan premiums and
deferred origination costs                   (43,693)      (42,986)         (707)      (1.64)
                                          -----------  ------------  ------------ -----------
Total loan interest                          814,140       688,402       125,738       18.27
Investment interest                           33,754        37,869        (4,115)     (10.87)
                                          -----------  ------------  ------------ -----------
Total interest income                        847,894       726,271       121,623       16.75
                                          -----------  ------------  ------------ -----------
Interest on bonds and notes payable          696,795       549,006       147,789       26.92
Intercompany interest                          3,204            87         3,117    3,582.76
Provision for loan losses                      5,288        11,808        (6,520)     (55.22)
                                          -----------  ------------  ------------ -----------
Net interest income after provision for
loan losses                               $  142,607       165,370       (22,763)     (13.76)%
                                          ===========  ============  ============ ===========

o Loan interest for the six months ended June 30, 2006 included $32.3 million of 9.5% special allowance payments. The Company received no 9.5% special allowance payments for the six months ended June 30, 2007 as a result of the Settlement Agreement with the Department.

o The average student loan portfolio increased $3.5 billion, or 16.9%, for the six months ended June 30, 2007 compared to the same period in 2006. Student loan yield, excluding 9.5% special allowance payments, increased to 7.90% in 2007 from 7.50% in 2006. The increase in student loan yield is the result of a higher interest rate environment and is offset by an increase in the percentage of lower yielding consolidation loans to the total portfolio. Loan interest income, excluding the 9.5% special allowance payments, increased $180.0 million as a result of these factors.

o Consolidation rebate fees increased due to the $3.9 billion, or 27.1%, increase in the consolidation loan portfolio.

o The amortization of loan premiums and deferred origination costs increased $8.8 million, or 18.8%, as a result of loan portfolio growth. In December 2006, the Company wrote-off $21.7 million of premiums on loans earning 9.5% special allowance payments as a result of the Settlement Agreement with the Department. For the six months ended June 30, 2006, the Company recognized $3.5 million of premium amortization related to these loans. The remaining decrease in amortization was the result of certain premiums and loan costs that became fully amortized in 2006.

o Investment income has decreased as a result of an overall decrease in cash held in 2007 as compared to 2006. During the second quarter 2006, proceeds from the issuance of a debt transaction were held as cash until the loans were available for securitization. As a result, the Company earned investment interest on this cash until it was used to fund student loans.

o Interest expense increased $150.9 million due to the $3.3 billion, or 14.7%, increase in average debt for the six months ended June 30, 2007 compared to the same period in 2006. In addition, the Company's cost of funds (excluding net derivative settlements) increased to 5.48% for the six months ended June 30, 2007 compared to 4.93% for the same period a year ago.

o The provision for loan losses decreased because the Company recognized a $6.9 million provision in the first quarter of 2006 on its federally insured portfolio as a result of HERA which was enacted into law on February 8, 2006.


OTHER FEE-BASED INCOME. Borrower late fees increased $0.3 million and $0.8 million for the three and six months ended June 30, 2007 compared to 2006, respectively, as a result of the increase in the average student loan portfolio.

OTHER INCOME. Other income for the three months ended June 30, 2007 compared to 2006 decreased $1.0 million as a result of a decrease in the gain on sale of loans. For the six months ended June 30, 2007 compared to 2006, other income has increased $2.1 million as a result of a gain on the termination of the Company's interest rate floor contracts in January 2007.

OPERATING EXPENSES. Operating expenses decreased $5.4 million, or 12.9%, and $9.9 million, or 12.6%, for the three and six months ended June 30, 2007 compared to 2006, respectively. The Company has reduced its cost to service loans by converting loan volume acquired during certain 2005 acquisitions from third party servicers to the Company's servicing platform resulting in approximately $1.3 million and $3.2 million in savings for the three and six months ended June 30, 2007, respectively. In addition, the Company has leveraged its marketing efforts such that these operations benefit multiple operating segments in the current period. In previous periods these efforts were focused on primarily asset generation which resulted in higher costs for this operating segment.

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT - RESULTS OF OPERATIONS

The Student Loan and Guaranty Servicing segment provides for the servicing of the Company's student loan portfolios and the portfolios of third parties and servicing provided to guaranty agencies. The servicing and business process outsourcing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company's portfolio in addition to generating fee revenue when performed for third-party clients. The guaranty servicing, servicing support, and business process outsourcing activities include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services to guaranty agencies.

STUDENT LOAN SERVICING VOLUMES

The Company performs servicing activities for its own portfolio and third parties. The following table summarizes the Company's loan servicing volumes for FFELP and private loans (dollars in millions).

                           As of June 30, 2007        As of June 30, 2006
                        -------------------------   ------------------------
                          Dollar       Percent       Dollar      Percent
                        ------------ ------------   ----------- ------------
        Company            $ 24,429      5.6 %       $ 19,820         69.1 %
        Third Party           7,884     24.4            8,856         30.9
                        ------------ ------------   ----------- ------------
                           $ 32,313    100.0 %       $ 28,676        100.0 %
                        ============ ============   =========== ============

THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

                                              Three months ended June 30,      Six months ended June 30,
                                          --------------------------------- -------------------------------
                                             2007       2006    $ Change      2007       2006     $ Change
                                          ---------- ---------- ----------- ---------- ---------- ---------
Net interest income after the provision
    for loan losses                       $  1,181       1,625        (444)     3,425     3,434         (9)
Loan and guaranty servicing income          31,492      28,926       2,566     61,958    59,216      2,742
Software services income                        --           1         (1)         --         1         (1)
Other income                                     5          40         (35)        11        61        (50)
Intersegment revenue                        20,120      15,671       4,449     36,584    30,184      6,400
                                          ---------- ---------- ----------- ---------- ---------- ---------
    Total other income                      51,617      44,638       6,979     98,553    89,462      9,091
Salaries and benefits                       22,023      22,237        (214)    45,027    42,106      2,921
Other expenses                               8,404       7,065       1,339     17,654    15,611      2,043
Intersegment expenses                        3,750       2,500       1,250      7,068     5,657      1,411
                                          ---------- ---------- ----------- ---------- ---------- ---------
    Total operating expenses                34,177      31,802       2,375     69,749    63,374      6,375
                                          ---------- ---------- ----------- ---------- ---------- ---------
    "Base net income" before income taxes   18,621      14,461       4,160     32,229    29,522      2,707
Income tax expense                           7,076       5,495       1,581     12,247    11,218      1,029
                                          ---------- ---------- ----------- ---------- ---------- ---------
    "Base net income"                     $ 11,545       8,966       2,579     19,982    18,304      1,678
                                          ========== ========== =========== ========== ========== =========
After Tax Operating Margin                    21.9%       19.4%                  19.6%     19.7%

LOAN AND GUARANTY SERVICING INCOME. Loan and guaranty servicing income for the three and six months ended June 30, 2007 increased from the same periods in 2006 as follows:

                                            Three months ended June 30,                Six months ended June 30,
                                    -----------------------------------------  ---------------------------------------
                                       2007      2006    $ Change   % Change     2007     2006    $ Change   % Change
                                    ---------- -------  ---------- ----------  -------- -------- ---------- ----------
Origination and servicing of
  FFEL Program loans                 $ 13,774   15,981   (2,207)     (13.8)%   $ 27,904   33,068    (5,164)    (15.6)%

Origination and servicing of
  of non-federally insured
  student loans                         2,335    2,296       39        1.7        4,656    4,480       176       3.9

Servicing and support outsourcing
  for guaranty agencies                15,383   10,649    4,734       44.5       29,398   21,668     7,730      35.7
                                    ---------- -------- ---------  ----------   -------- -------- --------- ----------
Loan and guaranty servicing income
  to external parties                $ 31,492   28,926    2,566        8.9 %   $ 61,958   59,216     2,742       4.6 %
                                    ========== ======== =========  ==========   ======== ======== ========= ==========

FFELP loan servicing income has decreased as a result of a decrease in the volume of loans serviced. Guaranty servicing income has increased as a result of an increase in the volume of guaranteed loans serviced.

OPERATING EXPENSES. For the three months ended June 30, 2007 compared to 2006, the increase in operating expenses is the result of an increase in costs to service a larger portfolio of guaranteed loans. In addition, for the six months ended June 30, 2007 compared to 2006, operating expenses increased to due to additional costs to integrate and reorganize entities acquired over the prior two years.

TUITION PAYMENT PROCESSING AND CAMPUS COMMERCE OPERATING SEGMENT - RESULTS OF OPERATIONS

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

THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

                                                 Three months ended June 30,         Six months ended June 30,
                                               -------------------------------   ----------------------------------
                                                  2007      2006    $ Change       2007       2006       $ Change
                                               --------- --------- -----------   ---------- ----------  -----------
Net interest income after the provision
    for loan losses                            $    668       704         (36)       1,673      1,585           88
Other fee-based income                            9,405     7,019       2,386       21,176     16,673        4,503
Other income                                         25        --          25           28         --           28
Intersegment revenue                                188       228         (40)         340        228          112
                                               --------- --------- -----------   ---------- ----------  -----------
    Total other income                            9,618     7,247       2,371       21,544     16,901        4,643
                                               --------- --------- -----------   ---------- ----------  -----------
Salaries and benefits                             5,082     4,847         235       10,000      8,802        1,198
Other expenses                                    2,333     2,208         125        4,493      4,256          237
Intersegment expenses                                25        --          25          399         --          399
                                               --------- --------- -----------   ---------- ----------  -----------
    Total operating expenses                      7,440     7,055         385       14,892     13,058        1,834
                                               --------- --------- -----------   ---------- ----------  -----------
    "Base net income" before income taxes         2,846       896       1,950        8,325      5,428        2,897
Income tax expense                                1,082       340         742        3,164      2,062        1,102
                                               --------- --------- -----------   ---------- ----------  -----------
    "Base net income" before minority interest    1,764       556       1,208        5,161      3,366        1,795
    Minority interest                                --        --          --           --       (242)         242
                                               --------- --------- -----------   ---------- ----------  -----------
    "Base net income"                          $  1,764       556       1,208        5,161      3,124        2,037
                                               ========= ========= ===========   ========== ==========  ===========
After Tax Operating Margin                        17.1%      7.0%                    22.2%      18.2%

Other fee-based income increased for the three and six months ended June 30, 2007 compared to 2006 as a result of an increase in the number of managed tuition payment plans. In addition, for the six months ended June 30, 2007, $0.7 million of the increase in other fee-based income is due to the timing of the acquisition of infiNET. The increase in operating expenses was also the result of the increase in the number of managed tuition payment plans. The timing of the acquisition of infiNET resulted in a $0.5 million increase in operating expenses for the six months ended June 30, 2007.

ENROLLMENT SERVICES AND LIST MANAGEMENT OPERATING SEGMENT - RESULTS OF
OPERATIONS

The Company's Enrollment Services and List Management segment provides a wide range of direct marketing products and services to help schools and businesses reach the middle school, high school, college bound high school, college, and young adult market places. In addition, this segment offers products and services that are focused on helping i) students plan and prepare for life after high school and ii) colleges recruit and retain students.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

                                                Three months ended June 30,         Six months ended June 30,
                                            ----------------------------------  ---------------------------------
                                               2007        2006     $ Change      2007        2006      $ Change
                                            ----------- ---------- -----------  ----------  ---------  ----------
Net interest income after the provision
    for loan losses                         $       91        129         (38)        176        212         (36)
Other fee-based income                          24,923      6,020      18,903      49,870     11,622      38,248
Software services income                           157         34         123         287         40         247
Intersegment revenue                               178         13         165         928        765         163
                                            ----------- ---------- -----------  ----------  ---------  ----------
    Total other income                          25,258      6,067      19,191      51,085     12,427      38,658
Salaries and benefits                            9,022      1,934       7,088      18,391      3,112      15,279
Other expenses                                  14,589      1,310      13,279      29,148      2,703      26,445
Intersegment expenses                               29         --          29         185         --         185
                                            ----------- ---------- -----------  ----------  ---------  ----------
    Total operating expenses                    23,640      3,244      20,396      47,724      5,815      41,909
                                            ----------- ---------- -----------  ----------  ---------  ----------
    "Base net income" before income taxes        1,709      2,952      (1,243)      3,537      6,824      (3,287)
Income tax expense                                 649      1,122        (473)      1,344      2,593      (1,249)
                                            ----------- ---------- -----------  ----------  ---------  ----------
    "Base net income"                       $    1,060      1,830        (770)      2,193      4,231      (2,038)
                                            =========== ========== ===========  ==========  =========  ==========
After Tax Operating Margin                        4.2%      29.5%                    4.3%      33.5%

Other fee-based income and total operating expenses increased $18.2 million and $18.9 million for the three months ended June 30, 2007 compared to 2006 as a result of the acquisition of Petersons and CUnet. For the six months ended June 30, 2007 compared to 2006, other fee-based income and total operating expenses increased $37.4 million and $37.9 million as a result of the timing of these acquisitions.

Other fee-based income for the three months ended June 30, 2007 compared to 2006 also increased $0.8 million due to an increase in merchandise revenue. For the six months ended June 30, 2007 compared to 2006, there was a $1.0 million increase in list income.

The increase in operating expenses, excluding the impact of acquisitions, was $1.5 million and $4.0 million for the three and six months ended June 30, 2007 compared to the same periods in 2006. These increases were the result of further developing resources and products for the Company's customers in this segment.

SOFTWARE AND TECHNICAL SERVICES OPERATING SEGMENT - RESULTS OF OPERATIONS

The Software and Technical Services segment provides information technology products and full-service technical consulting, with core areas of business in educational loan software solutions, business intelligence, technical consulting services, and Enterprise Content Management (ECM) solutions.

THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

                                              Three months ended June 30,     Six months ended June 30,
                                           -------------------------------  ------------------------------
                                             2007        2006     $ Change     2007      2006     $ Change
                                           ---------- ---------- ---------  --------- ---------  ---------
Net interest income after the provision
    for loan losses                        $      --         25       (25)        18        43        (25)
Software services income                       5,691      3,918     1,773     11,309     7,271      4,038
Intersegment revenue                           4,389      4,465       (76)     8,221     8,385       (164)
                                           ---------- ---------- ---------  --------- ---------  ---------
    Total other income                        10,080      8,383     1,697     19,530    15,656      3,874
                                           ---------- ---------- ---------  --------- ---------  ---------
Salaries and benefits                          5,857      5,257       600     12,332     9,973      2,359
Other expenses                                   751        713        38      1,535     1,448         87
Intersegment expenses                            403         --       403        403        --        403
                                           ---------- ---------- ---------  --------- ---------  ---------
    Total operating expenses                   7,011      5,970     1,041     14,270    11,421      2,849
                                           ---------- ---------- ---------  --------- ---------  ---------
    "Base net income" before income taxes      3,069      2,438       631      5,278     4,278      1,000
Income tax expense                             1,167        926       241      2,006     1,625        381
                                           ---------- ---------- ---------  --------- ---------  ---------
    "Base net income"                      $   1,902      1,512       390      3,272     2,653        619
                                           ========== ========== =========  ========= =========  =========
After Tax Operating Margin                     18.9%      18.0%                16.7%     16.9%

Software services income increased $1.8 million and $4.0 million for the three and six months ended June 30, 2007 compared to the same periods in 2006 as a result of new customers and increased usage fees for existing customers. The increase in operating expenses was driven by additional salaries and benefits costs to support the additional income.

LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes operating cash flow, operating lines of credit, and secured financing transactions to fund operations and student loan and business acquisitions. The Company has also used its common stock to partially fund certain business acquisitions. In addition, the Company has a universal shelf registration statement with the Securities and Exchange Commission ("SEC") which allows the Company to sell up to $750.0 million of securities that may consist of common stock, preferred stock, unsecured debt securities, warrants, stock purchase contracts, and stock purchase units. The terms of any securities are established at the time of the offering.

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

OPERATING LINES OF CREDIT

The Company uses its line of credit agreements primarily for general operating purposes, to fund certain asset and business acquisitions, and to repurchase stock under the Company's stock repurchase program. As of June 30, 2007 the Company had outstanding a $750.0 million unsecured line of credit with no outstanding borrowings. The agreement terminates in May 2012.

On January 24, 2007, the Company established a $475.0 million unsecured commercial paper program and in May 2007 increased the amount authorized for issuance under the program to $725.0 million. Under the program, the Company may issue commercial paper for general corporate purposes. The maturities of the notes issued under this program will vary, but may not exceed 397 days from the date of issue. Notes issued under this program will bear interest at rates that will vary based on market conditions at the time of issuance. As of June 30, 2007, there was $307.7 million of notes outstanding under this program and $417.3 million authorized for future issuance.

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

In August 2006, the Company established a $5.0 billion loan warehouse program through its wholly-owned subsidiary, Nelnet Student Asset Funding Extendible CP, LLC ("Nelnet SAFE"), under which Nelnet SAFE may issue one or more short-term extendable secured liquidity notes (the "Secured Liquidity Notes"). Each Secured Liquidity Note will be issued at a discount or an interest-bearing basis having an expected maturity of between 1 and 307 days (each, an "Expected Maturity") and a final maturity of 90 days following the Expected Maturity. The Secured Liquidity Notes issued as interest-bearing notes may be issued with fixed interest rates or with interest rates that fluctuate based upon a one-month LIBOR rate, a three-month LIBOR rate, a commercial paper rate, or a federal funds rate. The Secured Liquidity Notes are not redeemable by the Company nor subject to voluntary prepayment prior to the Expected Maturity date. The Secured Liquidity Notes are secured by FFELP loans purchased in connection with the program. As of June 30, 2007, the Company had $3.3 billion of Secured Liquidity Notes outstanding and an additional $1.7 billion authorized for future issuance under this warehouse program.

The Company also utilizes bank supported commercial paper conduit programs for loan warehousing. The Company had a loan warehousing capacity of $3.8 billion as of June 30, 2007, of which $3.1 billion was outstanding and $0.7 billion was available for future use, under these programs. The conduit programs terminate at various times beginning in 2007 through 2010. In addition, they must be renewed annually by underlying liquidity providers. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements, and therefore the Company does not believe the renewal of these contracts presents a significant risk to its liquidity.

Management believes the Company's warehouse facilities allow for expansion of liquidity and capacity for student loan growth and should provide adequate liquidity to fund the Company's student loan operations for the foreseeable future.

ASSET-BACKED SECURITIZATIONS

Of the $27.8 billion of debt outstanding as of June 30, 2007, $20.5 billion was issued under asset-backed securitizations. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction procedure. During 2006, the Company completed asset-backed securities transactions that included certain notes issued with initial spreads to the 3-month EURIBOR. The interest rate on student loans being financed is generally set based upon a spread to commercial paper or U.S. Treasury bills.

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

The proceeds from these unsecured debt offerings were or will be used by the Company to fund general business operations, certain asset and business acquisitions, and the repurchase of stock under the Company's stock repurchase plan. As of June 30, 2007, the Company has $275.0 million remaining under its universal shelf.

The following table summarizes the Company's bonds and notes outstanding as of June 30, 2007:

                                                                         Interest rate
                                            Carrying     Percent of    range on carrying
                                             amount         total            amount          Final maturity
                                           -------------  ---------    ------------------ --------------------
Variable-rate bonds and notes (a):
    Bond and notes based on indices        $ 16,979,962       61.1 %     3.75% - 6.06%     05/01/11 - 05/01/42
    Bonds and notes based on EURIBOR          1,045,348        3.8       4.09% - 4.19%     08/25/36 - 01/26/37
    Bond and notes based on auction           2,261,395        8.1       3.07% - 5.40%     11/01/09 - 07/01/43
                                           -------------   --------
      Total variable-rate bonds and notes    20,286,705       73.0
Commerical paper and other                    6,444,656       23.2       5.32% - 5.60%     10/17/07 - 05/09/08
Fixed-rate bonds and notes (a)                  219,617        0.8       5.20% - 6.68%     11/01/09 - 05/01/29
Unsecured fixed-rate debt                       475,000        1.7       5.13% - 7.40%     06/01/10 - 09/29/36
Unsecured line of credit                        307,710        1.1       5.39% - 5.50%          05/08/12
Other borrowings                                 57,458        0.2       5.10% - 5.80%     06/28/08 - 11/01/15
                                           -------------   --------
    Total                                  $ 27,791,146      100.0 %
                                           =============   ========

--------------------------------

(a) Issued in securitization transactions.

The Company is committed under non-cancelable operating leases for certain office and warehouse space and equipment. The Company's contractual obligations as of June 30, 2007 were as follows:

                                              Less than                                More than
                                 Total          1 year     1 to 3 years  3 to 5 years   5 years
                              -------------  ------------  -------------  ----------- -----------
Bonds and notes payable        $ 27,791,146    6,509,009      353,847      360,128    20,568,162
Operating lease obligations          40,123        9,891       16,080        9,250         4,902
Other                                24,165        8,201       15,964           --            --
                               -------------  -----------  -----------  -----------  ------------
   Total                       $ 27,855,434    6,527,101      385,891      369,378    20,573,064
                               =============  ===========  ===========  ===========  ============

The Company had an $11.2 million reserve as of June 30, 2007 for uncertain income tax positions related to the January 1, 2007 adoption of FIN 48. This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

The Company's bonds and notes payable due in less than one year include $6.4 billion under its loan warehouse facilities. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements, and therefore the Company does not believe the renewal of these contracts presents a significant risk to its liquidity.

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

As a result of the Company's acquisitions, the Company has certain contractual obligations or commitments as follows:

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

o SMG/NHR - Contingent payments of $4.0 million to $24.0 million payable in annual installments through April 2008 based on the operating results of SMG and NHR. As of June 30, 2007, the Company has made payments of $6.0 million related to this contingency and has accrued an additional $6.9 which is included in the table above.

o infiNET - Stock price guarantee of $104.8375 per share on 95,380 shares of Class A Common Stock issued as part of the original purchase price. The obligation to pay this guaranteed stock price is due February 28, 2011 and is not included in the table above.

o FACTS - 238,237 shares of Class A Common Stock issued as part of the original purchase price was subject to a put option arrangement whereby during the 30-day period beginning February 28, 2010, the holders of such shares could require the Company to repurchase all or part of the shares at a price of $83.95 per share. The value of this put option as of June 30, 2007 was $11.9 million and is included in "other" in the above table. On July 19, 2007, the Company paid $15.9 million to redeem the 238,237 shares that were subject to this put option agreement.

o CUnet - Contingent payments not to exceed $80.0 million due in annual installments through December 2010 based on the aggregate cumulative net income before taxes of CUnet. In partial satisfaction of the contingent consideration, the Company will issue shares of Class A Common Stock. These contingency payments are not included in the table above.

o 5280 - 258,760 shares of Class A Common Stock issued as part of the original purchase price is subject to a put option arrangement whereby during the 30-day period ending November 30, 2008, the holders may require the Company to repurchase all or part of the shares at a price of $37.10 per share. The value of this put option as of June 30, 2007 was $3.0 million and is included in "other" in the above table.

DIVIDENDS

During each of the first two quarters of 2007, the Company paid a cash dividend of $0.07 per share on the Company's Class A and Class B Common Stock. The Company intends to continue making a quarterly dividend payment in the future.

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

The following table sets forth the Company's loan assets and debt instruments by rate characteristics:

                                 As of June 30, 2007     As of December 31, 2006
                               ----------------------  ------------------------
                                  Dollars     Percent      Dollars     Percent
                               ------------- --------  -------------- ---------
Fixed-rate loan assets         $    756,037      2.9 %  $    787,378       3.4 %
Variable-rate loan assets        24,989,963     97.1      22,627,090      96.6
                               ------------- --------  -------------- ---------
   Total                       $ 25,746,000    100.0 %  $ 23,414,468     100.0 %
                               ============= ========  ============== =========

Fixed-rate debt instruments    $    694,617      2.5 %  $    878,431       3.4 %
Variable-rate debt instruments   27,096,529     97.5      24,683,688      96.6
                               ------------- --------  -------------- ---------
   Total                       $ 27,791,146    100.0 %  $ 25,562,119     100.0 %
                               ============= ========  ============== =========

The following table shows the Company's student loan assets currently earning at a fixed rate as of June 30, 2007:

                      Borrower/         Estimated
                        lender          variable            Current
 Fixed interest        weighted        conversion          balance of
   rate range       average yield       rate (a)       fixed rate assets (b)
-----------------   ---------------  ----------------  -------------------

   8.0 - 9.0%            8.23%            5.59%         $       362,152
     > 9.0%              9.05             6.41                  393,885
                                                       -------------------
                                                        $       756,037
                                                       ===================
-------------------

(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to variable rate.

(b) As of June 30, 2007, the Company had $219.6 million of fixed rate debt that was used by the Company to hedge fixed-rate student loan assets. The weighted average interest rate paid by the Company on this debt as of June 30, 2007 was 6.18%.

Historically, the Company has followed a policy of funding the majority of its student loan portfolio with variable-rate debt. In a low interest rate environment, the FFELP loan portfolio yields excess income primarily due to the reduction in interest rates on the variable-rate liabilities that fund student loans at a fixed borrower rate and also due to consolidation loans earning interest at a fixed rate to the borrower. This excess income is referred to as "floor income." Therefore, absent utilizing derivative instruments, in a low interest rate environment, a rise in interest rates will have an adverse effect on earnings. For the three and six months ended June 30, 2007, loan interest income includes approximately $2.7 million and $6.2 million of floor income, respectively. In higher interest rate environments, where the interest rate rises above the borrower rate and the fixed-rate loans become variable rate and are effectively matched with variable-rate debt, the impact of rate fluctuations is substantially reduced.

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

In consideration of not receiving the 9.5% special allowance payments on a prospective basis, in December 2006 the Company entered into a series of off-setting interest rate swaps that mirror the $2.45 billion in pre-existing interest rate swaps that the Company had utilized to hedge its loan portfolio receiving 9.5% special allowance payments against increases in interest rates. During the 2nd quarter 2007, the Company entered into a series of off-setting interest rate swaps that mirrored the remaining interest rate swaps utilized to hedge the Company's student loan portfolio against increases in interest rates. The net effect of the offsetting derivatives was to lock in a series of future income streams on underlying trades through their respective maturity dates. The following table summarizes these derivatives as of June 30, 2007:

                                Weighted                          Weighted
                             average fixed                      average fixed
             Notional        rate paid by           Notional   rate received by
 Maturity     Amount          the Company            Amount       the Company
------------ ------------  ---------------------  ------------ -----------------
   2007      $   512,500         3.42 %           $   512,500       5.25 %
   2008          462,500         3.76                 462,500       5.34
   2009          312,500         4.01                 312,500       5.37
   2010        1,137,500         4.25               1,137,500       4.75
   2011               --           --                      --         --
   2012          275,000         4.31                 275,000       4.76
   2013          525,000         4.36                 525,000       4.80
             ------------  ---------------------  ------------ -----------------
             $ 3,225,000         4.05 %           $ 3,225,000       4.98 %
             ============  =====================  ============ =================

In August 2007, the Company terminated all interest rate swaps summarized above for net proceeds of $50.8 million.

BASIS SWAPS

On May 1, 2006, the Company entered into three, ten-year basis swaps with notional values of $500.0 million each in which the Company receives three-month LIBOR and pays one-month LIBOR less a spread as defined in the agreements. The effective dates of these agreements were November 25, 2006, December 25, 2006, and January 25, 2007.

During 2007, the Company entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements. The Company entered into theses derivatives instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of June 30, 2007:

                                              Notional Amount
          ------------------------------------------------------------------------------------------
           Effective date in   Effective date in   Effective date in  Effective date in
Maturity  second quarter 2007  third quarter 2007 second quarter 2008 third quarter 2008     Total
--------- -------------------- -----------------  ------------------- ------------------- ----------
   2008         $   2,000,000          2,000,000                 --                  --    4,000,000
   2009             2,000,000          4,000,000                 --                  --    6,000,000
   2010               500,000          3,000,000          2,000,000           1,000,000    6,500,000
   2011             1,350,000          2,700,000                 --                  --    4,050,000
   2012               500,000          1,000,000            800,000           1,600,000    3,900,000
            ------------------  -----------------  -----------------   -----------------  -----------
                $   6,350,000         12,700,000          2,800,000           2,600,000   24,450,000
            ==================  =================  =================   =================  ===========

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

CROSS-CURRENCY INTEREST RATE SWAPS

See "Foreign Currency Exchange Risk".

FINANCIAL STATEMENT IMPACT OF DERIVATIVE INSTRUMENTS

The Company accounts for its derivative instruments in accordance with SFAS No.
133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company's operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company's derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company's derivatives are included in "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" in the Company's consolidated statements of income and resulted in a gain of $16.7 million and $20.3 million for the three and six months ended June 30, 2007, respectively, and a gain of $56.4 million and $106.7 million for the three and six months ended June 30, 2006, respectively.

The following summarizes the derivative settlements included in "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" on the consolidated statements of income:

                                                               Three months              Six months
                                                              ended June 30,           ended June 30,
                                                         ------------------------  -----------------------
                                                             2007        2006         2007        2006
                                                         ------------ -----------  ----------- -----------
Interest rate and basis swap derivatives- loan portfolio  $    1,977       2,797        4,872       4,529
Interest rate swap derivatives- other (a)                      5,657          --       10,321          --
Special allowance yield adjustment derivatives (a)                --       7,721           --      11,885
Cross-currency interest rate swaps                            (2,438)     (3,816)      (5,757)     (4,968)
                                                         ------------ -----------  ----------- -----------
Derivative settlements, net                               $    5,196       6,702        9,436      11,446
                                                         ============ ===========  =========== ===========

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

                                                                              Three months ended June 30, 2007
                                                 ----------------------------------------------------------------------------------
                                                 Change from decrease of 100  Change from increase of 100  Change from increase of
                                                       basis points                  basis points              200 basis points
                                                 -------------------------     ------------------------   -------------------------
                                                    Dollar       Percent          Dollar       Percent       Dollar      Percent
                                                 -------------  ----------     -------------  ---------   ------------  -----------
Effect on earnings:
     Increase in pre-tax net income before
         impact of derivative settlements         $     6,519         21.1 %   $        535        1.7 %  $      2,192        7.1 %
     Impact of derivative settlements                  (1,932)        (6.3)           1,932        6.3           3,864       12.5
                                                 --------------  ----------    -------------  --------    -------------  -----------
     Increase in net income before taxes          $     4,587         14.8 %   $      2,467        8.0 %         6,056       19.6 %
                                                 ==============  ==========    =============  ========    =============  ===========
     Increase in basic and diluted
         earning per share                        $      0.06                  $       0.03               $       0.07
                                                 ==============                =============              =============

                                                                            Three months ended June 30, 2006
                                                 ----------------------------------------------------------------------------------
                                                 Change from decrease of 100 Change from increase of 100  Change from increase of
                                                       basis points                 basis points              200 basis points
                                                 -------------------------     -----------------------   -------------------------
                                                    Dollar       Percent          Dollar      Percent       Dollar      Percent
                                                 -------------  ----------     ------------  ---------   ------------  -----------
Effect on earnings:
     Increase (decrease) in pre-tax net income
       before impact of derivative settlements    $    8,743       12.0 %      $   (7,103)       (9.8) %   $    (9,597)    (13.2)%
     Impact of derivative settlements                 (9,567)     (13.2)            9,567        13.2           19,135      26.4
                                                  ------------  ----------     ------------  ----------   --------------  ---------
     (Decrease) increase in net income
       before taxes                               $     (824)      (1.2) %     $    2,464         3.4  %         9,538      13.2 %
                                                  ============  ==========     ============  ==========   ==============  =========
     (Decrease) increase in basic and diluted
         earning per share                        $    (0.01)                  $     0.03                  $      0.11
                                                  ============                 ============               ==============

                                                                              Six months ended June 30, 2007
                                                 ----------------------------------------------------------------------------------
                                                 Change from decrease of 100  Change from increase of 100  Change from increase of
                                                       basis points                  basis points              200 basis points
                                                 -------------------------     ------------------------   -------------------------
                                                    Dollar       Percent          Dollar       Percent       Dollar      Percent
                                                 -------------  ----------     -------------  ---------   ------------  -----------
Effect on earnings:
     Increase in pre-tax net income before
         impact of derivative settlements         $    10,733        19.7 %     $     3,558        6.5 %  $      9,357        17.1 %
     Impact of derivative settlements                  (3,843)       (7.1)            3,843        7.1           7,686        14.1
                                                 --------------  ----------    -------------  --------    -------------  -----------
     Increase in net income before taxes          $     6,890        12.6 %     $     7,401       16.6 %        17,043        31.2 %
                                                 ==============  ==========    =============  ========    =============  ===========
     Increase in basic and diluted
         earning per share                        $      0.08                   $      0.09               $       0.21
                                                 ==============                =============              =============

                                                                            Six months ended June 30, 2006
                                                 ----------------------------------------------------------------------------------
                                                 Change from decrease of 100  Change from increase of 100  Change from increase of
                                                       basis points                  basis points              200 basis points
                                                 -------------------------     -----------------------   -------------------------
                                                    Dollar       Percent          Dollar      Percent       Dollar      Percent
                                                 -------------  ----------     ------------  ---------   ------------  -----------
Effect on earnings:
     Increase (decrease) in pre-tax net income
       before impact of derivative settlements    $    16,408       10.5 %     $   (13,389)       (8.6) %   $    (22,324)    (14.3)%
     Impact of derivative settlements                 (19,030)     (12.2)           19,030        12.2            38,060      24.5
                                                  ------------  ----------     ------------  ----------   --------------  ---------
     (Decrease) increase in net income
       before taxes                               $   (2,622)       (1.7)%     $     5,641         3.6  %         15,736      10.2 %
                                                  ============  ==========     ============  ==========   ==============  =========
     (Decrease) increase in basic and diluted
         earning per share                        $    (0.03)                  $      0.07                  $       0.18
                                                  ============                 ============               ==============

FOREIGN CURRENCY EXCHANGE RISK

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

For the three and six months ended June 30, 2007, the Company recorded an expense of $11.3 million and $25.0 million, respectively, as a result of re-measurement of the Euro Notes and income of $15.8 million and $27.0 million, respectively, for the increase in the fair value of the related derivative instrument. For the three and six months ended June 30, 2006, the Company recorded an expense of $27.6 million and $38.1 million, respectively, as a result of the re-measurement of the Euro Notes and income of $28.5 million and $36.2 million, respectively, for the increase in the fair value of the related derivative instrument. Both of these amounts are included in "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" on the Company's consolidated statement of income.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under supervision and with the participation of certain members of the Company's management, including the chief executive and the chief financial officers, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Company's chief executive and chief financial officers believe that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this Quarterly Report on Form 10-Q as it relates to the Company and its consolidated subsidiaries.

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

NEW YORK STATE ATTORNEY GENERAL REQUEST FOR INFORMATION

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

INDUSTRY INVESTIGATIONS

Since January 2007, a number of state attorneys general and the U.S. Senate Committee on Health, Education, Labor, and Pensions have announced or are reportedly conducting broad inquiries or investigations of the activities of various participants in the student loan industry, including activities which may involve perceived conflicts of interest. The general focus of the inquiries or investigations to date has primarily been on any financial arrangements among student loan lenders and other industry participants which may facilitate increased volumes of student loans for particular lenders. Like many other student loan lenders, the Company has received informal requests for information from certain state attorneys general and the Chairman of the U.S. Senate Committee on Health, Education, Labor, and Pensions in connection with their inquiries or investigations. In addition, the Company has received subpoenas for information from the New York Attorney General, the New Jersey Attorney General, and the Ohio Attorney General. In each case the Company is cooperating with the requests and subpoenas for information that it has received.

On April 20, 2007, the Company announced that it had agreed with the Nebraska Attorney General to voluntarily adopt a Nelnet Student Loan Code of Conduct, post a review of the Company's business practices on its website, and commit $1 million to help educate students and families on how to plan and pay for their education.

On July 31, 2007, the Company announced that it had agreed with the New York Attorney General to adopt the New York Attorney General's Code of Conduct, which is substantially similar to the Nelnet Student Loan Code of Conduct, but which also includes an agreement to eliminate two services the Company had previously announced plans to discontinue - the Company's outsourcing of calls for financial aid offices and its agreements with college alumni associations providing for marketing of consolidation loans to the associations' members. As part of the agreement, the Company agreed to contribute $2.0 million to a national fund for educating high school seniors and their parents regarding the financial aid process. One million dollars of the national fund contribution will come from the money the Company committed to helping educate students and families in connection with the Company's agreement with the Nebraska Attorney General.

While the Company cannot predict the ultimate outcome of any other inquiry or investigation, the Company believes its activities have materially complied with the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department's guidance regarding those rules and regulations.

DEPARTMENT OF EDUCATION REVIEW

The Department of Education periodically reviews participants in the FFEL Program for compliance with program provisions. On June 28, 2007, the Department of Education notified the Company that it would be conducting a review of the Company's administration of the FFEL Program under the Higher Education Act. The Company understands that as of July 23, 2007, the Department of Education has selected 47 schools and 27 lenders for review. Specifically, the Department is reviewing the Company's practices in connection with the inducement provisions of the Higher Education Act and the provisions of the Higher Education Act and the associated regulations which allow borrowers to have a choice of lenders. The Company is cooperating with the Department of Education's review. While the Company cannot predict the ultimate outcome of the review , the Company believes its activities have materially complied with the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department's guidance regarding those rules and regulations.

DEPARTMENT OF JUSTICE MATTER

In connection with the settlement with the Department of Education, the Company was informed by the Department of Education that a civil attorney with the Department of Justice had opened a file regarding the issues set forth in the OIG report, which the Company understands is common procedure following an OIG audit report. The Company has engaged in discussions and provided information to the Department of Justice in connection with the review. While the Company is unable to predict the ultimate outcome of the review, the Company believes its practices complied with the provisions of the Higher Education Act and the rules and regulations adopted by the Department of Education thereunder.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors described in Nelnet's Annual Report on Form 10-K for the year ended December 31, 2006 in response to
Item 1A of Part I of such Form 10-K except as set forth below.

CHANGES IN LEGISLATION AND REGULATIONS COULD HAVE A NEGATIVE IMPACT UPON THE COMPANY'S BUSINESS AND MAY AFFECT ITS PROFITABILITY.

Funds for payment of interest subsidy payments, special allowance payments, and other payments under the FFEL Program are subject to annual budgetary appropriations by Congress. Federal budget legislation has in the past contained provisions that restricted payments made under the FFEL Program to achieve reductions in federal spending. Future federal budget legislation may adversely affect expenditures by the Department of Education, and the financial condition of the guaranty agencies.

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

Recently the U.S. House of Representatives passed the College Cost Reduction Act of 2007 and the U.S. Senate passed the Higher Education Access Act of 2007. Both of these bills contain provisions with significant implications for participants in the FFEL Program. Among other things, these bills include the following provisions:

        o    reducing special allowance payments to lenders;
        o reducing default insurance rates and elimination of the Exceptional Performer program;
        o    increasing lender origination fees;
        o increasing annual and aggregate loan limits for certain Stafford loans; and
        o    reducing interest rates for subsidized Stafford loans.

Neither the College Cost Reduction Act of 2007 nor the Higher Education Access Act of 2007 has been enacted into law. The impact of these bills is difficult to predict; however, if the proposed federal government spending cuts and increased fees for FFEL Program participants are enacted, the Company's revenues would be negatively impacted.

In addition to the College Cost Reduction Act of 2007 and the Higher Education Access Act of 2007, other bills have been introduced in Congress which contain provisions which could significantly impact participants in the FFEL Program. Among other things, the proposals include:

        o requiring disclosures relating to placement on "preferred lender lists";
        o    banning various arrangements between lenders and schools;
        o    banning lenders from offering certain gifts to school employees;
        o    eliminating the school-as-lender program;
        o encouraging borrowers to maximize their borrowing through government loan programs prior to private loan programs with higher interest rates;
        o encouraging schools to participate in the Federal Direct Loan Program through increased federal grant funds; and
        o    increasing the lender origination fee for consolidation loans.

As of the date of this Report, none of these bills has been enacted into law. The impact of the proposed legislation is difficult to predict; however, increased fees for FFEL Program lenders and decreased loan volume as a result of increased participation in the Federal Direct Loan Program could have a negative impact on the Company's revenues.

HERA was enacted into law on February 8, 2006, and effectively reauthorized the Title IV provisions of the FFEL Program through 2012. HERA did not reauthorize the entire Higher Education Act, which is set to expire on October 31, 2007 (as a result of the Second Higher Education Extension Act of 2007). Therefore, further action will be required by Congress to reauthorize the remaining titles of the Higher Education Act. Reauthorization could result in the Company's revenues being negatively impacted.

The Company cannot predict the outcome of this or any other legislation impacting the FFEL Program and recognizes that a level of political and legislative risk always exists within the industry. This could include changes in legislation further impacting lender margins, fees paid to the Department, new policies affecting the competition between the FDL and FFEL Programs, or additional lender risk sharing. See Part I, Item II, "Results of Operations - Recent Developments - Proposed Legislation Related to the Higher Education Act."

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

Legislation has been introduced in Congress modifying the inducement provisions of the Higher Education Act, and the Department of Education has proposed new inducement regulations. As a result, the Company has modified, or intends to modify, its business practices to comply with the inducement provisions as ultimately enacted or adopted, including the termination of the Company's affinity relationships. Changes to the Company's business practices in order to comply with the new inducement provisions may negatively impact the Company's business.

On June 28, 2007, the Department of Education notified the Company that it would be conducting a review of the Company's administration of the FFEL Program under the Higher Education Act. The Company understands that as of July 23, 2007, the Department of Education has selected 47 schools and 27 lenders for review. Specifically, the Department is reviewing the Company's practices in connection with the inducement provisions of the Higher Education Act and the provisions of the Higher Education Act and the associated regulations which allow borrowers to have a choice of lenders. The Company is cooperating with the Department of Education's review.

CERTAIN PARTICIPANTS IN THE COMPANY'S STOCK COMPENSATION AND BENEFIT PLANS MAY HAVE RESCISSION RIGHTS WITH RESPECT TO SHARES OF STOCK ACQUIRED UNDER THOSE PLANS.

The Company recently discovered that as a result of inadvertent issues related to the delivery of documents to participants, certain participants in the Company's Employee Share Purchase Plan, Restricted Stock Plan, Directors Stock Compensation Plan, and Employee Stock Purchase Loan Plan may not have during certain time frames actually received all of the information required to constitute a fully compliant prospectus under the Securities Act of 1933. While the issuance of shares under those plans has been registered with the Securities and Exchange Commission under registration statements on Form S-8, it is a violation of Section 5 of the Securities Act of 1933 to sell a security for which a registration statement has been filed unless accompanied or preceded by a prospectus that meets the requirements of Section 10 of the Securities Act of 1933.

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

THE COMPANY IS SUBJECT TO VARIOUS MARKET RISKS WHICH MAY HAVE AN ADVERSE IMPACT UPON ITS BUSINESS AND OPERATIONS AND MAY HAVE A NEGATIVE EFFECT ON THE COMPANY'S PROFITABILITY.

The Company's primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could be impacted by shifts in market interest rates. The Company issues asset-backed securities, the vast majority being variable-rate, to fund its student loan assets. The variable-rate debt is generally indexed to 3-month LIBOR, set by auction or through a remarketing process. The income generated by the Company's student loan assets is generally driven by short-term indices (Treasury bills and commercial paper) that are different from those which affect the Company's liabilities (generally LIBOR), which creates basis risk. Moreover, the Company also faces basis risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as every quarter, and the timing of the interest rate resets on its assets, which generally occur daily. In a declining interest rate environment, this may cause the Company's student loan spread to compress, while in a rising rate environment, it may cause it to increase. The Company uses derivative instruments to hedge the basis risk due to the timing of the interest rate resets on its assets and liabilities. However, the Company does not generally hedge the basis risk due to the different interest rate indices associated with its assets and liabilities since the relationship between the indices for most of the Company's assets and liabilities is highly correlated. Nevertheless, the basis between the indices may widen from time to time, which would impact the net spread on the portfolio.

FUTURE LOSSES DUE TO DEFAULTS ON LOANS HELD BY THE COMPANY PRESENT CREDIT RISK WHICH COULD ADVERSELY AFFECT THE COMPANY'S EARNINGS.

As of June 30, 2007, more than 99% of the Company's student loan portfolio was comprised of federally insured loans. These loans currently benefit from a federal guaranty of their principal balance and accrued interest. As a result of the Company's Exceptional Performer designation, the Company received 99% reimbursement on all eligible FFELP default claims submitted for reimbursement during the applicable designation period. The Company is entitled to receive this benefit as long as (i) the Exceptional Performer program is not eliminated as currently anticipated as a result of recent legislation; and (ii) the Company and/or its service providers continue to meet the required servicing standards published by the Department. Compliance with such standards is assessed on a quarterly basis. In addition, service providers must apply for re-designation as an Exceptional Performer with the Department on an annual basis.

In June 2006, the Company submitted its application for Exceptional Performer re-designation to the Department to continue receiving reimbursements at the 99% level for the 12-month period from June 1, 2006 through May 31, 2007. As of the date of this Report, the Department has not notified the Company of its redesignation. Until the Department confirms or denies the Company's application for renewal, the Company continues to receive the benefit of the Exceptional Performer designation. It is the opinion of the Company's management, based on information currently known, that there is no reason to believe the Company's application will be rejected; however, legislation has been proposed which would eliminate the Exceptional Performer program. If the Department rejected the Company's application for Exceptional Performer status, the Company would have to establish a provision for loan losses related to the risk sharing on those loans that the Company services internally. If the Exceptional Performer program is eliminated, the Company would have to establish a provision for loan losses related to the risk sharing on those FFELP loans that are serviced by servicers designated as Exceptional Performers (including those that the Company services internally). Based on the balance of federally insured loans outstanding as of June 30, 2007, this provision would be approximately $17 to $18 million.

THE VOLUME OF AVAILABLE STUDENT LOANS MAY DECREASE IN THE FUTURE AND MAY ADVERSELY AFFECT THE COMPANY'S INCOME.

The Company's student loan originations generally are limited to students attending eligible educational institutions in the United States. Volume of originations are greater at some schools than others, and the Company's ability to remain an active lender at a particular school with concentrated volumes is subject to a variety of risks, including the fact that each school has the option to remove the Company from its "preferred lender" list or to add other lenders to its "preferred lender" list, the risk that a school may enter the FDL Program, or the risk that a school may begin making student loans itself. The Company acquires student loans through forward flow commitments with other student loan lenders, but each of these commitments has a finite term. Legislation has been proposed which would have the effect of reducing the amount of the premium the Company will be able to pay lenders under its forward flow commitments. As a result, the Company will need to renegotiate the premiums payable under its existing forward flow agreements. There can be no assurance that the Company will be able to renegotiate the premiums under the forward flow commitments and, accordingly, may be required to terminate commitments which are not economic. As a result, the Company may experience a decrease in its forward flow loan volume. In addition, upon expiration of these agreements, there can be no assurance that these lenders will renew or extend their existing forward flow commitments on terms that are favorable to the Company, if at all, following their expiration.

IF REGULATORY AUTHORITIES PROHIBIT STUDENT LENDERS FROM ENGAGING IN NON-LENDING ACTIVITIES, THE COMPANY MAY NO LONGER BE ALLOWED TO OFFER CERTAIN PRODUCTS AND SERVICES WHICH COULD NEGATIVELY IMPACT THE COMPANY'S REVENUES.

As a diversified education services company, the Company offers many products and services which are not related to the FFEL Program. Recently, various regulatory authorities have started to examine the relationships between student lending companies and their customers. See Part II, Item 1 - "Legal Proceedings." In the event state and/or federal authorities adopt restrictions on the products and services which may be offered by student lending companies, the Company may have to cease offering certain products and services or may be limited to marketing those products and services to customers which do not participate in the FFEL Program. Any restrictions on the Company's ability to market or sell products or services may have a negative impact on the Company's revenues.

NEGATIVE PUBLICITY THAT MAY BE ASSOCIATED WITH THE STUDENT LENDING INDUSTRY, INCLUDING NEGATIVE PUBLICITY ABOUT THE COMPANY, MAY HARM THE COMPANY'S REPUTATION AND ADVERSELY AFFECT OPERATING RESULTS.

Recently, the student lending industry has been the subject of various investigations and reports. The publicity associated with these investigations and reports may have a negative impact on the Company's reputation. To the extent that potential or existing customers decide not to utilize the Company's products or services as a result of such publicity, the Company's operating results may be adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of Class A common stock during the second quarter of 2007 by the Company or any "affiliated purchaser" of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

                                                                Total number of      Maximum number
                                                               shares purchased    of shares that may
                                Total number      Average     as part of publicly  yet be purchased
                                 of shares      price paid     announced plans      under the plans
          Period                purchased (1)    per share    or programs (2) (3)   or programs (4)
------------------------------ --------------  -------------  ------------------- -------------------
April 1 - April 30, 2007                 463    $     24.62                 463          6,380,749
May 1 - May 31, 2007                     305          25.42                 305          6,457,520
June 1 - June 30, 2007                   230          25.56                 230          6,518,802
                               --------------  -------------  -------------------
            Total                        998    $     25.08                 998
                               ==============  =============  ===================

        (1) The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below; and
               (ii) shares repurchased pursuant to the 2006 ESLP discussed in footnote (3) below, of which there were none for the months of April, May, or June 2007. All shares of Class A common stock purchased pursuant to the 2006 Plan in April, May, and June were Class A common stock purchased from employees whose shares were originally acquired pursuant to the Company's matching provisions in the Company's 401(k) plan.

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

                                                                            (B/C)            (A+D)
                                        Approximate                      Approximate      Approximate
                                      dollar value of  Closing price      number of        number of
                         Maximum      shares that may   on the last    shares that may  shares that may
                     number of shares    yet be        trading day of      yet be           yet be
                     that may yet be    purchased      the Company's      purchased        purchased
                     purchased under  under the 2006     Class A       under the 2006   under the 2006
                       the 2006 Plan      ESLP         common stock         ESLP        Plan and 2006
      As of                (A)            (B)              (C)               (D)              ESLP
------------------- -----------------------------------------------------------------------------------
April 30, 2007             4,998,265    $ 37,175,000         $ 26.89        1,382,484       6,380,749
May 31, 2007               4,997,960      37,175,000           25.47        1,459,560       6,457,520
June 30, 2007              4,997,730      37,175,000           24.44        1,521,072       6,518,802

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on May 24, 2007, the following proposals were approved by the margins indicated:

    1. To elect seven directors to serve on the Company's Board of Directors for one-year terms or until their successors are elected and qualified. All directors seeking election were in attendance at the annual meeting.

                                       Number of Shares
                               -----------------------------------
                                  Votes For       Votes Withheld
                               ----------------  -----------------
        James P. Abel              110,664,343           642,645
        Stephen F. Butterfield     110,990,114           316,874
        Michael S. Dunlap          110,935,514           371,474
        Thomas E. Henning          110,662,718           644,270
        Brian J. O'Connor          110,661,003           645,985
        Michael D. Reardon         110,662,522           644,466
        James H. Van Horn          107,930,019         3,376,969


    2. To ratify the appointment of KPMG LLP as independent auditors for 2007.

                                Number of Shares
            ---------------------------------------------------------
               Votes For         Votes Against          Abstain
            -----------------  ------------------  ------------------
               110,385,133         896,770            25,083


   3. To approve the Executive Officers' Bonus Plan.

                                Number of Shares
            ---------------------------------------------------------
               Votes For         Votes Against          Abstain
            -----------------  ------------------  ------------------
               109,303,989          1,807,054            21,808


   4. To approve an amendment to the Company's Articles of Incorporation to provide for majority voting in the election of Directors.

                                Number of Shares
            ---------------------------------------------------------
               Votes For          Votes Against          Abstain
            -----------------  ------------------  ------------------
                 105,988,782           5,121,401              22,672

5. To approve the issuance of up to 11,068,604 shares of Class A common stock for the acquisition of Packers Service Group, Inc., whose principal asset is 11,068,604 shares of Class A common stock.

                                 Number of Shares
            ---------------------------------------------------------
               Votes For          Votes Against         Abstain
            -----------------  ------------------  ------------------
                 103,868,475           4,218,037              22,571



6. To approve an amendment to the Restricted Stock Plan to increase the authorized number of shares of Class A common stock that may be issued under the plan from a total of 1,000,000 shares to a total of 2,000,000 shares.

                                Number of Shares
            ---------------------------------------------------------
               Votes For          Votes Against         Abstain
            -----------------  ------------------  ------------------
                 107,507,578             567,814              33,692


ITEM 6.  EXHIBITS

        2.1 Agreement and Plan of Merger dated as of May 31, 2007 among Nelnet, Inc., Nelnet Academic Services, LLC and Packers Service Group, Inc., filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on June 6, 2007 and incorporated herein by reference.

        3.1* Articles of Amendment to Second Amended and Restated Articles of Incorporation of Nelnet, Inc.

        4.1 Indenture of Trust by and between Nelnet Student Loan Trust 2007-1 and Zions First National Bank, dated as of May 1, 2007, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2007-1's Current Report on Form 8-K filed on May 24, 2007 and incorporated herein by reference.

        4.2* First Supplemental Indenture dated as of July 1, 2007 between Nelnet Student Loan Trust 2004-4 and Zions First National Bank, as Trustee.

        10.1+ Nelnet, Inc. Restricted Stock Plan, as amended through May 24, 2007, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 31, 2007 and incorporated herein by reference.

        31.1* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.

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

                                                 NELNET, INC.

Date:   August 9, 2007                           By: /S/ MICHAEL S. DUNLAP
                                                 -------------------------------
                                                 Name:   Michael S. Dunlap
                                                 Title:  Chairman and Chief
                                                         Executive Officer


                                                 By: /S/ TERRY J. HEIMES
                                                 -------------------------------
                                                  Name:  Terry J. Heimes
                                                  Title: Chief Financial Officer