Form 10-Q
period 2007-09-30
NELNET INC
filed 2007-11-09
CIK 1258602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                       OR

|_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


            FOR THE TRANSITION PERIOD FROM ___________TO ___________.



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

     As of October 31, 2007, there were 37,969,791 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,068,604 shares of Class A Common Stock held by a wholly owned subsidiary).

                                   NELNET, INC.
                                    FORM 10-Q
                                      INDEX
                                 SEPTEMBER 30, 2007


PART I. FINANCIAL INFORMATION
        Item 1.  Financial Statements                                          2
        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          31
        Item 3.  Quantitative and Qualitative Disclosures about Market Risk   64
        Item 4.  Controls and Procedures                                      68

PART II. OTHER INFORMATION
        Item 1.  Legal Proceedings                                            68
        Item 1A. Risk Factors                                                 69
        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  73
        Item 6.  Exhibits                                                     76

SIGNATURES                                                                    77

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               NELNET, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                          (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         AS OF               AS OF
                                                                   SEPTEMBER 30, 2007  DECEMBER 31, 2006
                                                                   ------------------  -----------------
                                                                      (UNAUDITED)
ASSETS:
Student loans receivable (net of allowance for loan losses
    of $44,014 and $26,003, respectively)                           $ 26,596,123          23,789,552
Cash and cash equivalents:
    Cash and cash equivalents - not held at a related party               28,641              34,963
    Cash and cash equivalents - held at a related party                  128,451              67,380
                                                                   ----------------    ----------------
       Total cash and cash equivalents                                   157,092             102,343
Restricted cash                                                        1,088,304           1,388,719
Restricted investments                                                   113,132             129,132
Restricted cash - due to customers                                        93,244             153,557
Accrued interest receivable                                              629,327             503,365
Accounts receivable, net                                                  60,670              49,227
Fair value of derivative instruments                                     173,546             146,099
Goodwill                                                                 164,695             191,420
Intangible assets, net                                                   119,242             161,588
Property and equipment, net                                               58,399              62,285
Other assets                                                              88,690              92,277
Assets of discontinued operations                                             --              27,309
                                                                   ----------------    ----------------
    Total assets                                                    $ 29,342,464          26,796,873
                                                                   ================    ================
LIABILITIES:
Bonds and notes payable                                             $ 28,234,147          25,562,119
Accrued interest payable                                                 185,023             120,211
Other liabilities                                                        235,087             253,431
Due to customers                                                          93,244             153,557
Fair value of derivative instruments                                       3,070              27,973
Liabilities of discontinued operations                                        --               7,732
                                                                   ----------------    ----------------
    Total liabilities                                                 28,750,571          26,125,023
                                                                   ----------------    ----------------
SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value.  Authorized 50,000,000 shares;
    no shares issued or outstanding                                           --                  --
Common stock:
    Class A, $0.01 par value. Authorized 600,000,000 shares;
       issued and outstanding 37,937,039 shares as of September 30,
       2007 and 39,035,169 shares as of December 31, 2006                    379                 390
    Class B, $0.01 par value.  Authorized 60,000,000 shares;
       issued and outstanding 11,495,377 shares as of September 30,
       2007 and 13,505,812 shares as of December 31, 2006                    115                 135
Additional paid-in capital                                               106,790             182,846
Retained earnings                                                        499,768             496,341
Unearned compensation                                                    (12,237)             (5,168)
Employee notes receivable                                                 (2,922)             (2,825)
Accumulated other comprehensive income, net of taxes                          --                 131
                                                                   ----------------    ----------------
    Total shareholders' equity                                           591,893             671,850
                                                                   ----------------    ----------------
COMMITMENTS AND CONTINGENCIES
    Total liabilities and shareholders' equity                      $ 29,342,464          26,796,873
                                                                   ================    ================

See accompanying notes to consolidated financial statements.


                                     NELNET, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                               (UNAUDITED)

                                                               THREE MONTHS                NINE MONTHS
                                                            ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                         -------------------------- --------------------------
                                                             2007         2006          2007          2006
                                                         ------------ ------------- ------------  ------------
INTEREST INCOME:
   Loan interest                                        $    437,251      380,136     1,251,391     1,068,538
   Investment interest                                        21,023       25,938        61,231        69,664
                                                         ------------ ------------  ------------  ------------
     Total interest income                                   458,274      406,074     1,312,622     1,138,202
INTEREST EXPENSE:
   Interest on bonds and notes payable                       393,875      333,766     1,112,263       893,559
                                                         ------------ ------------  ------------  ------------
     Net interest income                                      64,399       72,308       200,359       244,643
   Less provision for loan losses                             18,340        1,700        23,628        13,508
                                                         ------------ ------------  ------------  ------------
     Net interest income after provision for loan losses      46,059       70,608       176,731       231,135
                                                         ------------ ------------  ------------  ------------
OTHER INCOME (EXPENSE):
   Loan and guarantee servicing income                        33,040       32,212        95,116        91,428
   Other fee-based income                                     38,025       31,221       116,316        65,450
   Software services income                                    5,426        4,399        17,022        11,826
   Other income                                                7,520       13,578        17,336        18,471
   Derivative market value, foreign currency,
     and put option adjustments and derivative
     settlements, net                                         16,113      (74,935)       18,966         4,854
                                                        ------------- ------------  ------------  ------------
      Total other income (expense)                           100,124        6,475       264,756       192,029
                                                        ------------- ------------  ------------  ------------
OPERATING EXPENSES:
   Salaries and benefits                                      60,545       57,134       182,010       161,386
   Other operating expenses:
      Impairment of assets                                    49,504            -        49,504             -
      Depreciation and amortization                           15,084       10,042        36,741        27,959
      Advertising and marketing                               14,141       14,710        43,590        24,371
      Professional and other services                          9,336        6,075        28,219        17,327
      Occupancy and communications                             5,931        5,562        16,182        15,075
      Postage and distribution                                 4,123        4,831        14,266        15,999
      Trustee and other debt related fees                      3,337        3,048         8,965         9,088
      Other                                                   11,444       12,886        35,843        37,593
                                                        ------------- ------------  ------------  ------------
              Total other operating expenses                 112,900       57,154       233,310       147,412
                                                        ------------- ------------  ------------  ------------

              Total operating expenses                       173,445      114,288       415,320       308,798
                                                        ------------- ------------  ------------  ------------

              Income (loss) before income taxes
                and minority interest                        (27,262)     (37,205)       26,167       114,366
   Income tax expense (benefit)                              (10,664)     (13,744)        9,906        42,336
                                                        ------------- ------------  ------------  ------------
              Income (loss) before minority interest         (16,598)     (23,461)       16,261        72,030
   Minority interest in subsidiary income                         --           --            --          (242)
                                                        ------------- ------------  ------------  ------------

              Income (loss) from continuing operations       (16,598)     (23,461)       16,261        71,788
   Income (loss) from discontinued operations,
   net of tax                                                    909        1,107        (2,416)        3,677
                                                        ------------- ------------  ------------  ------------
              Net income (loss)                         $    (15,689)     (22,354)       13,845        75,465
                                                        ============= ============  ============  ============
   Earnings (loss) per share, basic and diluted:
              Income (loss) from continuing operations         (0.34)       (0.44)         0.32          1.33
              Income (loss) from discontinued operations        0.02         0.02         (0.04)         0.07
                                                        ------------- ------------  ------------  ------------
              Net income (loss)                         $      (0.32)       (0.42)         0.28          1.40
                                                        ============= ============  ============  ============
   Weighted average shares outstanding - basic            49,018,091   53,348,466    49,810,552    53,959,075
                                                        ============= ============  ============  ============

   Weighted average shares outstanding - diluted          49,018,091   53,348,466    49,811,052    53,959,075
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


                                                PREFERRED    COMMON STOCK SHARES                CLASS A   CLASS B   ADDITIONAL
                                                  STOCK   -------------------------  PREFERRED  COMMON    COMMON     PAID-IN
                                                 SHARES     CLASS A      CLASS B       STOCK     STOCK     STOCK     CAPITAL
                                                --------- ------------ ------------  --------- ---------  -------- ----------

Balance as of June 30, 2006                         --     40,118,981   13,942,954   $     --       401      139     229,994
Comprehensive income:
    Net income (loss)                               --             --           --         --        --       --          --
    Other comprehensive income related
       to foreign currency translation              --             --           --         --        --       --          --

       Total comprehensive income (loss)
Issuance of common stock, net of forfeitures        --         34,848           --         --         1       --       1,063
Compensation expense for stock based awards         --             --           --         --        --       --          --
Repurchase of common stock                          --     (1,611,500)          --         --       (16)      --     (49,719)
Conversion of common stock                          --        417,142     (417,142)        --         4       (4)         --
Loan to employee for purchase of
    common stock                                    --             --           --         --        --       --          --
                                                --------- ------------ ------------  --------- ---------  -------- ----------
Balance as of September 30, 2006                    --     38,959,471   13,525,812   $     --       390      135     181,338
                                                ========= ============ ============  ========= =========  ======== ==========

Balance as of June 30, 2007                         --     37,661,381   11,495,377   $     --       377      115      98,702
Net income (loss)                                   --             --           --         --        --       --          --
Cash dividend on Class A and Class B
    common stock - $0.07 per share                  --             --           --         --        --       --          --
Reserve for uncertain income tax positions          --             --           --         --        --       --       2,519
Issuance of common stock, net of forfeitures        --        514,782           --         --         5       --      10,991
Compensation expense for stock based awards         --             --           --         --        --       --          --
Repurchase of common stock                          --       (239,124)          --         --        (3)      --      (5,422)
                                                --------- ------------ ------------  --------- ---------  -------- ----------
Balance as of September 30, 2007                    --     37,937,039   11,495,377   $     --       379      115     106,790
                                                ========= ============ ============  ========= =========  ======== ==========

Balance as of December 31, 2005                     --     40,040,841   13,962,954   $     --       400      140     220,432
Net income                                          --             --           --         --        --       --          --
    Other comprehensive income related
       to foreign currency translation              --             --           --         --        --       --          --

       Total comprehensive income
Issuance of common stock, net of forfeitures        --        421,688           --         --         4       --      23,276
Compensation expense for stock based awards         --             --           --         --        --       --          --
Repurchase of common stock                          --     (1,940,200)          --         --       (19)      --     (62,370)
Conversion of common stock                          --        437,142     (437,142)        --         5       (5)         --
Loan to employee for purchase of
    common stock                                    --             --           --         --        --       --          --
                                                --------- ------------ ------------  --------- ---------  -------- ----------
Balance as of September 30, 2006                    --     38,959,471   13,525,812   $     --       390      135     181,338
                                                ========= ============ ============  ========= =========  ======== ==========

Balance as of December 31, 2006                     --     39,035,169   13,505,812   $     --       390      135     182,846
Comprehensive income:
    Net income                                      --             --           --         --        --       --          --
    Other comprehensive income:
       Foreign currency translation                 --             --           --         --        --       --          --
       Non-pension postretirement benefit
         plan                                       --             --           --         --        --       --          --

       Total comprehensive income
Cash dividends on Class A and Class B
    common stock - $0.21 per share                  --             --           --         --        --       --          --
Adjustment to adopt provisions of
    FASB Interpretation No. 48                      --             --           --         --        --       --          --
Reserve for uncertain income tax positions          --             --           --         --        --       --       2,519
Issuance of common stock, net of forfeitures        --        667,055           --         --         7       --      14,801
Compensation expense for stock based awards         --             --           --         --        --       --          --
Repurchase of common stock                          --     (3,301,194)          --         --       (33)      --     (80,874)
Conversion of common stock                          --      2,010,435   (2,010,435)        --        20      (20)         --
Acquisition of enterprise under common control      --       (474,426)          --         --        (5)      --     (12,502)
Payments received on employee
    stock notes receivable                          --             --           --         --        --       --          --
                                                --------- ------------ ------------  --------- ---------  -------- ----------
Balance as of September 30, 2007                    --     37,937,039   11,495,377   $     --       379      115     106,790
                                                ========= ============ ============  ========= =========  ======== ==========

                                             NELNET, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                        (Dollars in thousands, except share data)
                                                  (unaudited)(continued)

                                                                                   ACCUMULATED
                                                            UNEARNED  EMPLOYEE        OTHER         TOTAL
                                                 RETAINED    COMPEN-    NOTES     COMPREHENSIVE SHAREHOLDERS'
                                                 EARNINGS     SATION  RECEIVABLE      INCOME       EQUITY
                                                ---------  --------- ---------  -------------- -------------

Balance as of June 30, 2006                      526,005     (5,155)     (501)         1,306      752,189
Comprehensive income:
    Net income (loss)                            (22,354)        --        --             --      (22,354)
    Other comprehensive income related
       to foreign currency translation                --         --        --            (31)         (31)
                                                                                                ------------
       Total comprehensive income (loss)                                                          (22,385)
Issuance of common stock, net of forfeitures          --       (468)       --             --          596
Compensation expense for stock based awards           --        595        --             --          595
Repurchase of common stock                            --         --        --             --      (49,735)
Conversion of common stock                            --         --        --             --           --
Loan to employee for purchase of
    common stock                                      --         --         1             --            1
                                                ---------  --------- --------- ---------------  ------------
Balance as of September 30, 2006                 503,651     (5,028)     (500)         1,275      681,261
                                                =========  ========= ========= ===============  ============

Balance as of June 30, 2007                      518,910     (4,229)   (2,697)            --      611,178
Net income (loss)                                (15,689)        --        --             --      (15,689)
Cash dividend on Class A and Class B
    common stock - $0.07 per share                (3,453)        --        --             --       (3,453)
Reserve for uncertain income tax positions            --         --        --             --        2,519
Issuance of common stock, net of forfeitures          --     (9,583)     (225)            --        1,188
Compensation expense for stock based awards           --      1,575        --             --        1,575
Repurchase of common stock                            --         --        --             --       (5,425)
                                                ---------  --------- --------- ---------------  ------------
Balance as of September 30, 2007                 499,768    (12,237)   (2,922)            --      591,893
                                                =========  ========= ========= ===============  ============

Balance as of December 31, 2005                  428,186        (86)       --            420      649,492
Comprehensive income:
    Net income                                    75,465         --        --             --       75,465
    Other comprehensive income related
       to foreign currency translation                --         --        --            855          855
                                                                                              --------------
       Total comprehensive income                                                                  76,320
Issuance of common stock, net of forfeitures          --     (6,448)       --             --       16,832
Compensation expense for stock based awards           --      1,506        --             --        1,506
Repurchase of common stock                            --         --        --             --      (62,389)
Conversion of common stock                            --         --        --             --           --
Loan to employee for purchase of
    common stock                                      --         --      (500)            --         (500)
                                                ---------  --------- --------- ---------------  ------------
Balance as of September 30, 2006                 503,651     (5,028)     (500)         1,275      681,261
                                                =========  ========= ========= ===============  ============

Balance as of December 31, 2006                  496,341     (5,168)   (2,825)           131      671,850
Comprehensive income:
    Net income                                    13,845         --        --             --       13,845
    Other comprehensive income:
       Foreign currency translation                   --         --        --           (322)        (322)
       Non-pension postretirement benefit
         plan                                         --         --        --            191          191
                                                                                              --------------
       Total comprehensive income                                                                  13,714
Cash dividends on Class A and Class B
    common stock - $0.21 per share               (10,357)        --        --             --      (10,357)
Adjustment to adopt provisions of
    FASB Interpretation No. 48                       (61)        --        --             --          (61)
Reserve for uncertain income tax positions            --         --        --             --        2,519
Issuance of common stock, net of forfeitures          --    (10,174)     (225)            --        4,409
Compensation expense for stock based awards           --      3,105        --             --        3,105
Repurchase of common stock                            --         --        --             --      (80,907)
Conversion of common stock                            --         --        --             --           --
Acquisition of enterprise under common control        --         --        --             --      (12,507)
Payments received on employee
    stock notes receivable                            --         --       128             --          128
                                                ---------  --------- --------- ---------------  ------------
Balance as of September 30, 2007                 499,768    (12,237)   (2,922)            --      591,893
                                                =========  ========= ========= ===============  ============

See accompanying notes to consolidated financial statements.


                           NELNET, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)
                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                       2007           2006
                                                                   -------------  -------------
Net income                                                         $     13,845         75,465
Income (loss) from discontinued operations                               (2,416)         3,677
                                                                   -------------  -------------
Income from continuing operations                                        16,261         71,788
Adjustments to reconcile income from continuing
   operations to net cash provided
   by operating activities, net of business acquisitions
   Depreciation and amortization, including loan premiums and
    deferred origination costs                                          223,552        103,506
   Derivative market value adjustment                                   (93,031)       (23,165)
   Foreign currency transaction adjustment                               79,020         30,942
   Change in value of put options issued in business acquisitions         2,145          3,821
   Proceeds from termination of interest rate swaps                      50,843             --
   Proceeds from sale of floor contracts                                     --          8,580
   Payments to terminate floor contracts                                 (8,100)            --
   Impairment of assets                                                  49,504             --
   Loss on sale of business                                               8,132             --
   Gain on sale of equity method investment                              (3,942)            --
   Gain on sale of student loans                                         (2,778)       (13,535)
   Non-cash compensation expense                                          4,595          1,850
   Deferred income tax (benefit) expense                                (30,374)        26,183
   Provision for loan losses                                             23,628         13,508
   Other non-cash items                                                  (2,900)           541
   Increase in accrued interest receivable                             (125,929)      (103,005)
   Increase in accounts receivable                                       (7,045)        (3,176)
   Decrease in other assets                                               7,450          9,680
   Increase in accrued interest payable                                  64,812         53,620
   Increase (decrease) in other liabilities                              19,785        (10,694)
                                                                   -------------  -------------
     Net cash flows from operating
       activities - continuing operations                               275,628        170,444
     Net cash flows (used in) from operating
       activities - discontinued operations                              (3,558)         8,203
                                                                   -------------  -------------
     Net cash provided by operating activities                          272,070        178,647
                                                                   -------------  -------------
Cash flows from investing activities,
net of business acquisitions:
   Originations, purchases, and consolidations of
      student loans, including loan premiums
      and deferred origination costs                                 (4,508,712)    (4,910,997)
   Purchases of student loans, including loan premiums,
     from a related party                                              (232,769)      (498,771)
   Net proceeds from student loan repayments, claims,
     capitalized interest, and other                                  1,453,539      2,111,413
   Proceeds from sale of student loans                                  393,379        560,916
   Purchases of property and equipment, net                             (18,375)       (18,069)
   Decrease (increase) in restricted cash                               300,415        (80,602)
   Purchases of restricted investments                                 (377,744)      (590,009)
   Proceeds from maturities of restricted investment                    393,744        633,349
   Distribution from equity method investment                               747             --
   Sale of business, net of cash sold                                     7,551             --
   Business acquisitions, net of cash acquired                            2,211        (99,388)
   Proceeds from sale of equity method investment                        10,000             --
                                                                   -------------  -------------
     Net cash flows from investing
       activities - continuing operations                            (2,576,014)    (2,892,158)
     Net cash flows from investing
       activities - discontinued operations                                (294)        (8,130)
                                                                   -------------  -------------
     Net cash used in investing activities                           (2,576,308)    (2,900,288)
                                                                   -------------  -------------

Cash flows from financing activities:
   Payments on bonds and notes payable                               (4,496,077)    (2,741,641)
   Proceeds from issuance of bonds and notes payable                  7,022,018      5,649,381
   (Payments) proceeds from issuance of notes payable
     due to a related party, net                                        (56,917)        74,292
   Payments of debt issuance costs                                      (13,951)       (14,770)
   Dividends paid                                                       (10,357)            --
   Payment on settlement of put option                                  (15,875)            --
   Proceeds from issuance of common stock                                 1,231          1,247
   Repurchases of common stock                                          (75,504)       (62,389)
   Payments received on employee stock notes receivable                     128             --
   Loan to employee for purchase of common stock                             --           (500)
                                                                   -------------  -------------
     Net cash flows from financing
       activities - continuing operations                             2,354,696      2,905,620
     Net cash flows from financing
       activities - discontinued operations                                  --             --
                                                                   -------------  -------------
     Net cash provided by financing activities                        2,354,696      2,905,620
                                                                   -------------  -------------
Effect of exchange rate fluctuations on cash                                548            316
                                                                   -------------  -------------
     Net increase in cash and cash equivalents                           51,006        184,295

Cash and cash equivalents, beginning of period                          106,086        103,650
                                                                   -------------  -------------
Cash and cash equivalents, end of period                           $    157,092        287,945
                                                                   =============  =============
Supplemental disclosures of cash flow information:
   Interest paid                                                   $    920,966        818,317
                                                                   =============  =============
   Income taxes paid, net of refunds                               $     20,908         52,627
                                                                   =============  =============


See accompanying notes to consolidated financial statements.

                          NELNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (INFORMATION AS OF SEPTEMBER 30, 2007 AND FOR THE THREE MONTHS AND
                NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 IS
                                   UNAUDITED)
    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)


1.      BASIS OF FINANCIAL REPORTING

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the "Company") as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2006 and, in the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007. The unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts from 2006 have been reclassified to conform to the current period presentation.

2.    DISCONTINUED OPERATIONS

On May 25, 2007, the Company sold EDULINX Canada Corporation ("EDULINX"), a Canadian student loan service provider and subsidiary of the Company, for initial proceeds of $19.0 million, including the impact of a preliminary working capital adjustment. The Company recognized a net loss of $8.1 million related to the transaction. The initial proceeds and the related loss on disposal exclude up to $2.5 million of contingent consideration that, if earned based on EDULINX meeting certain performance measures as defined in an existing servicing agreement between EDULINX and the Government of Canada, will be payable to the Company in the second quarter 2008. If the Company receives this incentive payment of up to $2.5 million, these additional proceeds will be recognized by the Company as a gain in the period when such cash is received.

As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The segment results in note 15 also reflect the reclassification of EDULINX to discontinued operations. The operating results of EDULINX were included in the Student Loan and Guaranty Servicing operating segment.

The components of the income (loss) from discontinued operations are presented below.

                                                 THREE MONTHS        NINE MONTHS
                                              ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                             -------------------- -------------------
                                                2007       2006      2007     2006
                                             ---------  --------- -------- ----------
Operating income of discontinued operations  $    --       1,750    9,278    5,803
Income tax on operations                          --        (643)  (3,562)  (2,126)
Loss on disposal                                  (6)         --   (8,157)      --
Income tax on disposal                           915          --       25       --
                                             ---------  --------- -------- ----------
Income (loss) from discontinued operations,
  net of tax                                 $   909       1,107   (2,416)   3,677
                                             =========  ========= ======== ==========

The following operations of EDULINX have been segregated from continuing operations and reported as discontinued operations through the date of disposition. Interest expense was not allocated to EDULINX and, therefore, all of the Company's interest expense is included within continuing operations.

                                 THREE MONTHS              NINE MONTHS
                              ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                            ------------------------  ------------------------
                                2007        2006         2007         2006
                            ----------- ------------  ---------- -------------

Net interest income                --             48         124           176
Other income                       --         16,256      31,511        48,190
Operating expenses                 --        (14,554)    (22,357)      (42,563)
                            ----------- ------------  ---------- -------------
Income before income taxes         --          1,750       9,278         5,803
Income tax expense                 --            643       3,562         2,126
                            ----------- ------------  ---------- -------------
Operating income of
   discontinued
   operations, net of tax          --          1,107       5,716         3,677
                            =========== ============  ========== =============

The assets and liabilities of EDULINX are classified as assets and liabilities of discontinued operations within the Company's consolidated balance sheet for all periods prior to the sale of EDULINX. Assets and liabilities of discontinued operations as of December 31, 2006 are summarized below.


          Cash                                    $     3,743
          Accounts receivable, net                     15,632
          Property and equipment, net                   5,639
          Intangible assets, net                        1,406
          Other assets                                    889
                                                 ------------
          Assets of discontinued operations       $    27,309
                                                 ============

          Other liabilities                       $     7,732
                                                 ------------
          Liabilities of discontinued operations  $     7,732
                                                 ============

3.    LEGISLATIVE DEVELOPMENTS

On September 27, 2007, the President signed into law the College Cost Reduction and Access Act of 2007 (the "College Cost Reduction Act"). This legislation contains provisions with significant implications for participants in the Federal Family Education Loan Program ("FFEL Program" or "FFELP") by cutting funding to the FFEL Program by $20 billion over the next five years as estimated by the Congressional Budget Office. Among other things, this legislation:

        o Reduces special allowance payments to for-profit lenders and not-for-profit lenders by 0.55 percentage points and 0.40 percentage points, respectively, for both Stafford and Consolidation loans disbursed on or after October 1, 2007;

        o Reduces special allowance payments to for-profit lenders and not-for-profit lenders by 0.85 percentage points and 0.70 percentage points, respectively, for PLUS loans disbursed on or after October 1, 2007;

        o Increases origination fees paid by lenders on all FFELP loan types, from 0.5 percent to 1.0 percent, for all loans first disbursed on or after October 1, 2007;

        o Eliminates all provisions relating to Exceptional Performer status, and the monetary benefit associated with it, effective October 1, 2007; and

        o Reduces default insurance to 95 percent of the unpaid principal of such loans, for loans first disbursed on or after October 1, 2012.

The impact of this legislation will reduce the annual yield on FFELP loans originated after October 1, 2007.

Upon passage of the College Cost Reduction Act, management evaluated the carrying amount of goodwill and certain intangible assets. Based on the legislative changes and the student loan business model modifications the Company implemented as a result of the legislative changes (see note 4, "Restructure"), the Company recorded an impairment charge of $39.4 million during the third quarter of 2007. This charge is included in "impairment of assets" on the Company's consolidated statements of operations. See note 8 for additional information related to this impairment charge.

During the three month period ended September 30, 2007, the Company also recorded an expense of $15.7 million to increase the Company's allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program.

In October 2005, the Company entered into an agreement to amend an existing contract with College Assist. College Assist is the Colorado state-designated guarantor of FFELP student loans. Under the agreement, the Company provides student loan servicing and guaranty operations and assumed the operational expenses and employment of certain College Assist employees. College Assist pays the Company a portion of the gross servicing and guaranty fees as consideration for the Company providing these services on behalf of College Assist. As a result of the passage of the College Cost Reduction Act, on October 2, 2007, the Department notified College Assist of its decision to formally terminate the Voluntary Flexible Agreement ("VFA") between the Department and College Assist effective January 1, 2008. The termination of the VFA will have a negative impact on the Company's guaranty income.

In addition to the College Cost Reduction Act, other bills have been introduced in Congress which contain provisions which could significantly impact participants in the FFEL Program. Among other things, the proposals include:

    o   requiring disclosures relating to placement on "preferred lender lists";

    o   banning various arrangements between lenders and schools;

    o   banning lenders from offering certain gifts to school employees;

    o   eliminating the school-as-lender program;

    o encouraging borrowers to maximize their borrowing through government loan programs, rather than private loan programs with higher interest rates;

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

4.    RESTRUCTURE

On September 6, 2007, the Company announced a strategic initiative to create efficiencies and lower costs in advance of the enactment of the College Cost Reduction Act, which impacted the FFEL Program in which the Company participates.

In anticipation of the federally driven cuts to the student loan programs, management initiated a variety of strategies to modify the Company's student loan business model, including lowering the cost of student loan acquisition, creating efficiencies in the Company's asset generation business, and decreasing operating expenses through a reduction in workforce and realignment of operating facilities. These strategies will result in the net reduction of approximately 400 positions in the Company's overall workforce, including the elimination of approximately 500 positions and the creation of approximately 100 positions at the Company's larger facilities. In addition, the Company is simplifying its operating structure to leverage its larger facilities and technology by closing five small origination offices and downsizing its presence in Indianapolis. Implementation of the plan began immediately and is expected to be substantially completed during the fourth quarter of 2007.

The Company estimates that the charge to earnings associated with these strategic decisions will be fully recognized during 2007 and will total approximately $20.5 million, consisting of approximately $6.4 million in severance costs, approximately $4.0 million in contract termination costs, and approximately $10.1 million in non-cash charges primarily related to the impairment of property and equipment.

During the three month period ended September 30, 2007, the Company recorded restructuring charges of $15.0 million. Selected information relating to the restructuring charge follows:

                                                   EMPLOYEE                     WRITE-DOWN
                                                  TERMINATION     LEASE        OF PROPERTY
                                                   BENEFITS    TERMINATIONS   AND EQUIPMENT    TOTAL
                                                  ------------ -------------  -------------  ----------
Restructuring costs recognized during the three
  month period ended September 30, 2007          $    4,788 (a)       168 (b)     10,060 (c)   15,016

Write-down of assets to net realizable value              -             -        (10,060)     (10,060)

Cash payments                                        (2,542)            -              -       (2,542)
                                                  ----------   -------------  -------------  ----------

Restructuring accrual as of September 30, 2007   $    2,246           168              -        2,414
                                                  ==========   =============  =============  ==========

(a) Employee termination benefits are included in "salaries and benefits" on the consolidated statements of operations.

(b) Lease termination costs are included in "occupancy and communications" on the consolidated statements of operations.

(c) Costs related to the write-down of property and equipment are included in "impairment of assets" on the consolidated statements of operations.


Selected information relating to the restructuring charge by operating segment and Corporate Activity and Overhead follows:

                                 RESTRUCTURING COSTS
                                  RECOGNIZED DURING
                                   THE THREE MONTH     WRITE-DOWN OF                     RESTRUCTURING
                                     PERIOD ENDED      ASSETS TO NET                     ACCRUAL AS OF
    OPERATING SEGMENT             SEPTEMBER 30, 2007  REALIZABLE VALUE  CASH PAYMENTS  SEPTEMBER 30, 2007
--------------------------------  ------------------  ----------------  -------------  ------------------
Asset Generation and Management   $        2,169             (248)        (1,428)               493

Student Loan and Guaranty Servicing        1,231                -           (389)               842

Tuition Payment Processing and
  Campus Commerce                              -                -              -                  -

Enrollment Services and List
  Management                                 737                -           (509)               228

Software and Technical Services               58                -              -                 58

Corporate Activity and Overhead           10,821           (9,812)          (216)               793
                                  -----------------   ---------------- -------------  ------------------
                                  $       15,016          (10,060)        (2,542)             2,414
                                  =================   ================ =============  ==================

                                                                                  REMAINING
                                                                              RESTRUCTURING COSTS
                                                                                 EXPECTED TO BE
                                                             RESTRUCTURING     RECOGNIZED DURING
                                                           COSTS RECOGNIZED     THE THREE MONTH
                                          ESTIMATED        DURING THE THREE      PERIOD ENDING
                                     TOTAL RESTRUCTURING  MONTH PERIOD ENDED   DECEMBER 31, 2007
        OPERATING SEGMENT                   COSTS         SEPTEMBER 30, 2007  (4TH QUARTER 2007)
------------------------------------ ------------------- -------------------  -------------------
Asset Generation and Management      $         2,688                2,169               519

Student Loan and Guaranty Servicing            1,818                1,231               587

Tuition Payment Processing and
  Campus Commerce                                  -                    -                 -

Enrollment Services and List
  Management                                     969                  737               232

Software and Technical Services                   58                   58                 -

Corporate Activity and Overhead               14,920               10,821             4,099
                                     ------------------- ------------------- --------------------
                                     $        20,453               15,016             5,437
                                     =================== =================== ====================


5.    INDUSTRY DEVELOPMENTS

DEPARTMENT OF EDUCATION SETTLEMENT

In June 2005, the Office of Inspector General of the U.S. Department of Education (the "OIG") commenced an audit of the portion of the Company's student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate. On September 29, 2006, the Company received a final audit report from the OIG where the OIG found that an increase in the amount of 9.5% special allowance payments received by the Company was based on what the OIG deemed to be ineligible loans.

On January 19, 2007, the Company entered into a Settlement Agreement with the U.S. Department of Education (the "Department") to resolve the OIG audit of the Company's portfolio of student loans receiving 9.5% special allowance payments. Under the terms of the Settlement Agreement, the Company is permitted to retain the 9.5% special allowance payments that it received from the Department prior to July 1, 2006. In addition, the Settlement Agreement eliminates all 9.5% special allowance payments with respect to the Company's portfolios of student loans for periods on and after July 1, 2006.

The Company disagrees with the OIG audit report, and continues to believe that it billed for the 9.5% special allowance payments based on provisions of the Higher Education Act and regulations and guidance of the Department and related interpretations. As a part of the Settlement Agreement, the Company and the Department acknowledge a dispute exists related to guidance previously issued by the Department and the application of the existing laws and regulations related to the Company receiving certain 9.5% special allowance payments, and that the Settlement Agreement is based in part on the parties' desire to avoid costly litigation regarding that dispute. The new guidance provided to the Company in the Settlement Agreement eliminates all 9.5% special allowance payments for the Company. These loans will continue to receive special allowance payments using other applicable special allowance formulas.

INDUSTRY INQUIRIES AND INVESTIGATIONS

On January 11, 2007, the Company received a letter from the New York Attorney General (the "NYAG") requesting certain information and documents from the Company in connection with the NYAG's investigation into preferred lender list activities. Since January 2007, a number of state attorneys general, including the NYAG, and the U.S. Senate Committee on Health, Education, Labor, and Pensions have announced or are reportedly conducting broad inquiries or investigations of the activities of various participants in the student loan industry, including activities which may involve perceived conflicts of interest. A focus of the inquiries or investigations has been on any financial arrangements among student loan lenders and other industry participants which may facilitate increased volumes of student loans for particular lenders. Like many other student loan lenders, the Company has received informal requests for information from certain state attorneys general and the Chairman of the U.S. Senate Committee on Health, Education, Labor, and Pensions in connection with their inquiries or investigations. In addition, the Company has received subpoenas for information from the NYAG, the New Jersey Attorney General, and the Ohio Attorney General. In each case the Company is cooperating with the requests and subpoenas for information that it has received.

On April 20, 2007, the Company announced that it had agreed with the Nebraska Attorney General to voluntarily adopt a Nelnet Student Loan Code of Conduct, post a review of the Company's business practices on its website, and commit $1.0 million to help educate students and families on how to plan and pay for their education.

On July 31, 2007, the Company announced that it had agreed with the NYAG to adopt the NYAG's Code of Conduct, which is substantially similar to the Nelnet Student Loan Code of Conduct. The NYAG's Code of Conduct also includes an agreement to eliminate two services the Company had previously announced plans to discontinue - the Company's outsourcing of calls for financial aid offices and its agreements with college alumni associations providing for marketing of consolidation loans to the associations' members. As part of the agreement, the Company agreed to contribute $2.0 million to a national fund for educating high school seniors and their parents regarding the financial aid process.

On October 10, 2007, the Company received a subpoena from the NYAG requesting certain information and documents from the Company in connection with the NYAG's investigation into the direct-to-consumer marketing practices of student lenders. The Company is cooperating with the request.

While the Company cannot predict the ultimate outcome of any inquiry or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department thereunder, and the Department's guidance regarding those rules and regulations.


DEPARTMENT OF EDUCATION REVIEW

The Department periodically reviews participants in the FFEL Program for compliance with program provisions. On June 28, 2007, the Department notified the Company that it would be conducting a review of the Company's administration of the FFEL Program under the Higher Education Act. The Company understands that as of July 23, 2007, the Department had selected 47 schools and 27 lenders for review. Specifically, the Department is reviewing the Company's practices in connection with the prohibited inducement provisions of the Higher Education Act and the provisions of the Higher Education Act and the associated regulations which allow borrowers to have a choice of lenders. The Company is cooperating with the Department's review.

While the Company cannot predict the ultimate outcome of the review, the Company believes its activities have materially complied with the Higher Education Act, the rules and regulations adopted by the Department thereunder, and the Department's guidance regarding those rules and regulations.

6.    STUDENT LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Student loans receivable consist of the following:

                                                               AS OF              AS OF
                                                         SEPTEMBER 30, 2007  DECEMBER 31, 2006
                                                         ------------------  -----------------
Federally insured loans                                      $ 25,928,467        23,217,321
Non-federally insured loans                                       251,503           197,147
                                                            ---------------   ---------------
                                                               26,179,970        23,414,468
Unamortized loan premiums and deferred origination costs          460,167           401,087
Allowance for loan losses - federally insured loans               (23,907)           (7,601)
Allowance for loan losses - non-federally insured loans           (20,107)          (18,402)
                                                            ---------------   ---------------
                                                             $ 26,596,123        23,789,552
                                                            ===============   ===============
Federally insured allowance as a percentage of
  ending balance of federally insured loans                          0.09%             0.03%
Non-federally insured allowance as a percentage of ending
  balance of non-federally insured loans                             7.99%             9.33%
Total allowance as a percentage of ending balance
  of total loans                                                     0.17%             0.11%

As discussed in note 3, during the three month period ended September 30, 2007, the Company recorded an expense of $15.7 million to increase the Company's allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer Program.

LOAN SALES

As part of the Company's asset management strategy, the Company periodically sells student loan portfolios to third parties. During the three and nine months ended September 30, 2007 and 2006, the Company sold $17.7 million and $103.7 million, and $353.2 million and $536.1 million (par value), respectively, of student loans resulting in the recognition of gains of $0.5 million and $3.3 million, and $11.7 million and $13.5 million, respectively. The gain on the sale of the student loans is included in "other income" on the consolidated statements of operations.


7.    BUSINESS ACQUISITIONS

The Company has positioned itself for growth by building a strong foundation through business and certain asset acquisitions. Although the Company's assets, loan portfolios, net interest income, and fee-based revenues increase through such transactions, a key aspect of each transaction is its impact on the Company's prospective organic growth and the development of its integrated platform of services. The acquisitions described below expand the Company's products and services offered to education and financial institutions and students and families throughout the education and education finance process. In addition, these acquisitions diversify the Company's asset generation streams and/or diversify revenue by offering other products and services that are not dependent on government programs, which management believes will reduce the Company's exposure to legislative and political risk. The Company also expects to reduce costs from these acquisitions through economies of scale and by integrating certain support services. In addition, the Company expects to increase revenue from these acquisitions by offering multiple products and services to its customers.

During 2006, the Company (i) purchased the remaining 20% of the stock of FACTS Management Co. ("FACTS"), (ii) purchased the remaining 50% of the stock of infiNET Integrated Solutions, Inc. ("infiNET"), (iii) purchased 100% of the membership interests of CUnet, LLC ("CUnet"), and (iv) purchased certain assets and assumed certain liabilities (hereafter referred to as "Peterson's") from Thompson Learning Inc. These acquisitions were accounted for by the Company under purchase accounting and are described in footnote 4 in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The Company finalized the purchase price allocation of infiNET, CUnet, and Peterson's during 2007 which is presented below.

INFINET INTEGRATED SOLUTIONS, INC.

On April 20, 2004, the Company purchased 50% of the stock of infiNET for $4.9 million. On February 17, 2006, the Company purchased the remaining 50% of the stock of infiNET. infiNET provides software for customer-focused electronic transactions, information sharing, and electronic account and bill presentment for colleges and universities. Consideration for the purchase of the remaining 50% of the stock of infiNET was $9.5 million in cash and 95,380 restricted shares of the Company's Class A common stock. Under the terms of the purchase agreement, the 95,380 shares of Class A common stock issued in the acquisition are subject to stock price guaranty provisions whereby if on or about February 28, 2011 the average market trading price of the Class A common stock is less than $104.8375 per share and has not exceeded that price for any 25 consecutive trading days during the 5-year period from the closing of the acquisition to February 28, 2011, then the Company must pay additional cash to the sellers of infiNET for each share of Class A common stock issued in an amount representing the difference between $104.8375 less the greater of $41.9335 or the gross sales price such seller obtained from a prior sale of the shares. Any payment of the guaranty is reduced by the aggregate of any dividends or other distributions made by the Company to the sellers. In connection with the acquisition, the Company entered into employment agreements with two of the infiNET sellers, in which the guaranteed value related to the shares of Class A common stock issued is dependent on their continued employment with the Company. Accordingly, the guaranteed value associated with the shares of Class A common stock of $5.7 million issued to these employees was recorded as unearned compensation in the accompanying consolidated balance sheet and will be recognized by the Company as compensation expense over the three-year term of the employment agreements. The total purchase price recorded by the Company to acquire the remaining interest in infiNET was $13.8 million, which represents the $9.5 million in cash and $4.3 million attributable to the guaranteed value of the shares of Class A common stock issued to the infiNET shareholders other than the two shareholders who entered into employment agreements with the Company. Any cash paid by the Company in consideration of satisfying the guaranteed value of stock issued for this acquisition would be recorded by the Company as a reduction to additional paid-in capital.

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

Cash and cash equivalents                                        $ 3,266
Restricted cash - due to customers                                16,343
Accounts receivable                                                  558
Intangible assets                                                  4,172
Property and equipment                                               134
Other assets                                                         576
Excess cost over fair value of net assets acquired (goodwill)     12,474
Due to customers                                                 (16,343)
Other liabilities                                                 (2,334)
Previously recorded investment in equity interest                 (5,047)
                                                              -----------
                                                                $ 13,799
                                                              ===========

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

In September 2007, the Company issued 62,446 restricted shares of its Class A common stock valued at $1.1 million and paid cash of $0.1 million in satisfaction of contingent consideration earned through June 30, 2007. The value of the common shares issued was determined based on the closing market price of the Company's common shares over the 2-day period before and after the date in which the number of shares to be issued were known as determined per the terms of the purchase agreement.

This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable                                            $   5,154
Intangible assets                                                 14,962
Property and equipment                                               360
Other assets                                                         520
Excess cost over fair value of net assets acquired (goodwill)     23,910
Other liabilities                                                 (4,818)
                                                               ----------
                                                               $  40,088
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

PETERSON'S

On July 27, 2006, the Company purchased certain assets and assumed certain liabilities from Thomson Learning Inc. The initial consideration paid by the Company was $38.7 million in cash, including $0.1 million of direct acquisition costs. The final purchase price of Peterson's was subject to certain purchase price adjustments as defined in the purchase agreement. During the first quarter of 2007, the purchase price for Peterson's was finalized per the terms of the purchase agreement and the Company received a $2.2 million working capital settlement. As such, the total consideration paid by the Company for Peterson's was $36.5 million. Peterson's provides a comprehensive suite of education and career-related solutions in the areas of education search, test preparation, admissions, financial aid information, and career assistance. Peterson's provides its customers with publications and online information about colleges and universities, career schools, graduate programs, distance learning, executive training, private secondary schools, summer opportunities, study abroad, financial aid, test preparation, and career exploration resources. This acquisition was accounted for as a business combination under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable                                             $   7,055
Intangible assets                                                  18,920
Property and equipment                                              2,349
Other assets                                                        2,375
Excess cost over fair value of net assets acquired (goodwill)      19,954
Other liabilities                                                 (14,173)
                                                                ----------
                                                                $  36,480
                                                                ==========

As of the date of acquisition, the $18.9 million of acquired intangible assets had a weighted-average useful life of approximately four years. The intangible assets that made up this amount included database and content of $9.5 million (5-year useful life), computer software of $6.2 million (3-year useful life), customer relationships of $1.7 million (10-year useful life), trade names of $0.8 million (3-year useful life), and a non-competition agreement of $0.7 million (3-year useful life). All intangible assets are amortized using a straight-line amortization method with the exception of customer relationships. The customer relationships intangible asset is amortized over the period of projected revenues and expenses (cash flows) attributable to this asset as of the date of acquisition. Because of customer attrition, the estimated annual cash flows related to customer relationships diminish as time extends from the date of acquisition. As such, the Company uses an accelerated amortization method that reflects the pattern in which the estimated economic benefits of this acquired asset is used by the Company.

The $20.0 million of goodwill was assigned to the Enrollment Services and List Management operating segment and is expected to be deductible for tax purposes.

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

                                                    THREE MONTHS                NINE MONTHS
                                                  ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                              --------------------------  ------------------------
                                                  2007         2006           2007        2006
                                              ------------- ------------  ----------- ------------
Net interest income                           $     64,399       72,308      200,359      244,683
Other income (expense) (a)                         100,124        9,314      264,756      227,462
Income (loss)  from continuing operations          (16,598)     (23,844)      16,261       68,989
Net income (loss)                                  (15,689)     (22,737)      13,845       72,666

Weighted average shares outstanding - basic     49,018,091   53,348,466   49,810,552   53,996,958
Weighted average shares outstanding - diluted   49,018,091   53,348,466   49,811,052   53,996,958
Earnings (loss) per share, basic and diluted:

    Income (loss) from continuing operations  $      (0.34)       (0.45)        0.32         1.28
    Net income (loss)                                (0.32)       (0.43)        0.28         1.35

(a) Other income (expense) includes derivative market value, foreign currency, and put option adjustments and net derivative settlements.

8.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                              REMAINING
                                                                           USEFUL LIFE AS OF     AS OF          AS OF
                                                                            SEPTEMBER 30,     SEPTEMBER 30,  DECEMBER 31,
                                                                                 2007             2007           2006
                                                                           -----------------  ------------  -------------
Amortizable intangible assets:
    Customer relationships (net of accumulated amortization of $17,687
      and $10,483, respectively)                                                 120           $   62,673         67,377
    Covenants not to compete (net of accumulated amortization of
      $10,446 and $9,559, respectively)                                           42               16,794         37,573
    Loan origination rights (net of accumulated amortization of $7,768
      and $7,238, respectively)                                                   55                8,885         27,571
    Database and content (net of accumulated amortization of $2,629)              37                6,851             --
    Student lists (net of accumulated amortization of $5,294 and
      $3,757, respectively)                                                       17                2,903          4,440
    Computer software (net of accumulated amortization of $4,166
      and $1,354, respectively)                                                   22                4,921          3,578
    Trade names (net of accumulated amortization of $1,054 and
      $327, respectively)                                                         29                1,813          1,700
    Other (net of accumulated amortization of $64 and $348, respectively)        101                  210          2,250
                                                                           -----------------  ------------  -------------
          Total - amortizable intangible assets                               87 months           105,050        144,489
                                                                           =================
Unamortizable intangible assets - trade names                                                      14,192         17,099
                                                                                              ------------  -------------
                                                                                               $  119,242        161,588
                                                                                              ============  =============

The Company recorded amortization expense on its intangible assets of $10.9 million and $6.2 million for the three months ended September 30, 2007 and 2006, respectively, and $24.0 million and $17.3 million for the nine months ended September 30, 2007 and 2006, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of September 30, 2007, the Company estimates it will record amortization expense as follows:

                2007                  $    6,158
                2008                      24,158
                2009                      20,244
                2010                      14,360
                2011                       9,680
                2012 and thereafter       30,450
                                      ----------
                                      $  105,050
                                      ==========

The change in the carrying amount of goodwill by operating segment was as follows:

                                                                      TUITION
                                             ASSET                    PAYMENT   ENROLLMENT   SOFTWARE
                                           GENERATION  STUDENT LOAN PROCESSING   SERVICES       AND
                                              AND      AND GUARANTY AND CAMPUS   AND LIST    TECHNICAL
                                           MANAGEMENT  SERVICING     COMMERCE   MANAGEMENT   SERVICES    TOTAL
                                           ----------- -----------  ----------  ----------  ----------  ---------
Balance as of December 31, 2006            $   42,550         --        57,858      82,416       8,596    191,420
    Goodwill from prior period acquisition
       allocated during the period                 --         --           228        (434)         --       (206)
                                           ----------- -----------  ----------  ----------  ----------  ---------
Balance as of March 31, 2007               $   42,550         --        58,086      81,982       8,596    191,214
    Goodwill from prior period acquisition
       allocated during the period                 --         --            --          42          --         42
                                           ----------- -----------  ----------  ----------  ----------  ---------
Balance as of June 30, 2007                $   42,550         --        58,086      82,024       8,596    191,256

    Goodwill from prior period acquisition
       allocated during the period                 --         --            --     (15,160)         --    (15,160)
    Impairment loss                                --         --            --     (11,401)         --    (11,401)
                                           ----------- -----------  ----------  ----------  ----------  ---------
Balance as of September 30, 2007           $   42,550         --        58,086      55,463       8,596    164,695
                                           =========== ===========  ==========  ==========  ==========  =========

As disclosed in note 3, as a result of the legislation signed into law on September 27, 2007 and the student loan business model modifications the Company implemented as a result of the legislative changes (see note 4), the Company recorded an impairment charge of $39.4 million during the third quarter of 2007. This charge is included in "impairment of assets" on the Company's consolidated statements of operations. Information related to the impairment charge follows:

                                            OPERATING              IMPAIRMENT
                ASSET                        SEGMENT                 CHARGE
-------------------------------  --------------------------------  ------------
Amortizable intangible assets:
     Covenants not to compete     Asset Generation and Management     $ 13,581
     Loan origination rights      Asset Generation and Management       11,555

Unamortizable intangible assets   Asset Generation and Management        2,907
  - trade names

Goodwill                          Enrollment Services and               11,401
                                    List Management                ------------

          Total impairment charge related to legislative changes      $ 39,444
                                                                   ============

The fair value of the intangible assets and reporting unit within the Enrollment Services and List Management operating segment were estimated using the expected present value of future cash flows.

Included in the impairment of loan origination rights was a charge of $1.3 million related to the Company's purchase of certain assets from the Rhode Island Student Loan Authority ("RISLA"). The Company has had an agreement with RISLA since March 2004, which included, among other things, rights to student loan originations and providing administrative services in connection with RISLA's operations. As a result of the recent political environment and the legislative cuts to the FFEL Program, the Company and RISLA have mutually agreed to end this agreement and transition the operations back to RISLA.

9.    SALE OF PREMIERE CREDIT OF NORTH AMERICA, LLC ("PREMIERE")

On September 28, 2007, the Company sold its 50% membership interests in Premiere for initial proceeds of $10.0 million. Premiere is a collection services company that specializes in collection of education-related debt. The Company accounted for Premiere using the equity method of accounting. The Company recognized a gain on the sale of Premiere of $3.9 million which is included in "other income" on the consolidated statements of operations. The initial proceeds and the related gain from the sale exclude $3.5 million of contingent consideration that will be passed to the Company if Premiere is awarded a collections contract as defined in the purchase agreement. These additional proceeds will be recognized by the Company as a gain in the period when such cash is received.

10.     BONDS AND NOTES PAYABLE

The following tables summarize outstanding bonds and notes payable by type of instrument:

                                                             AS OF SEPTEMBER 30, 2007
                                                -------------------------------------------------
                                                  CARRYING     INTEREST RATE
                                                    AMOUNT         RANGE          FINAL MATURITY
                                                -------------  -------------    -----------------
Variable-rate bonds and notes (a):
    Bonds and notes based on indices            $ 18,624,339    3.75% - 6.20%   05/01/11 - 05/01/42
    Bonds and notes based on auction               2,385,795    3.85% - 6.79%   11/01/09 - 07/01/43
                                                -------------
            Total variable-rate bonds and notes   21,010,134
Commercial paper and other                         6,349,995    5.27% - 6.06%   10/17/07 - 05/09/08
Fixed-rate bonds and notes (a)                       217,780    5.20% - 6.68%   11/01/09 - 05/01/29
Unsecured fixed rate debt                            475,000    5.13% - 7.40%   06/01/10 - 09/29/36
Unsecured line of credit                             125,000        6.09%            05/08/12
Other borrowings                                      56,238    5.10% - 5.45%   09/28/08 - 11/01/15
                                                -------------
                                                $ 28,234,147
                                                =============

(a) Issued in securitization transactions

                                                             AS OF DECEMBER 31, 2006
                                                --------------------------------------------------
                                                  CARRYING     INTEREST RATE
                                                   AMOUNT          RANGE          FINAL MATURITY
                                                -------------  -------------   -------------------
Variable-rate bonds and notes (a):
    Bonds and notes based on indices            $ 16,622,385    3.63% - 6.08%   02/26/07 - 05/01/42
    Bonds and notes based on auction               2,671,370    3.63% - 5.45%   11/01/09 - 07/01/43
                                                  -----------
            Total variable-rate bonds and notes   19,293,755

Commercial paper and other                         5,173,723    5.26% - 5.62%   05/11/07 - 10/17/08
Fixed-rate bonds and notes (a)                       403,431    5.20% - 6.68%   11/01/09 - 05/01/29
Unsecured fixed rate debt                            475,000    5.13% - 7.40%   06/01/10 - 09/29/36
Unsecured line of credit                             103,000    5.69% - 8.25%        08/19/10
Other borrowings                                     113,210    5.10% - 5.78%   06/29/07 - 11/01/15
                                                -------------
                                                $ 25,562,119
                                                =============

(a) Issued in securitization transactions

On May 16, 2007 and August 27, 2007 the Company consummated debt offerings of student loan asset-backed notes of $2.4 billion and $1.5 billion, respectively, with final maturity dates of 2037 and 2035, respectively. Notes issued in these transactions carry interest rates based on a spread to LIBOR or auction rates.

In August 2006, the Company established a $5.0 billion loan warehouse program under which it can issue one or more short-term extendable secured liquidity notes (the "Secured Liquidity Notes"). The Secured Liquidity Notes are secured by FFELP loans purchased in connection with the program. As of September 30, 2007, the Company had $0.2 billion of Secured Liquidity Notes outstanding and an additional $4.8 billion authorized for future issuance under this warehouse program. However, during the third quarter of 2007, as a result of the disruption of the credit markets, there was no market for the issuance of new Secured Liquidity Notes and it is currently unlikely a market will exist in the future. As a result, the Company wrote-off $1.3 million of debt issuance costs related to this facility. This expense is included in "interest on bonds and notes payable" on the Company's consolidated statements of operations.

During the third quarter 2007, as a result of there not being a market for the Company's Secured Liquidity Notes, the Company increased its capacity on its commercial paper conduit programs by $4.4 billion. As of September 30, 2007, the Company had a loan warehousing capacity of $8.2 billion, of which $6.1 billion was outstanding, through bank supported commercial paper conduit programs. The Company had $2.1 billion in warehouse capacity available under its warehouse facilities as of September 30, 2007.

On August 19, 2005, the Company entered into a credit agreement for a $500.0 million unsecured line of credit. On May 8, 2007, the Company amended this agreement to increase the line of credit to $750.0 million. As of September 30, 2007, there was $125.0 million outstanding on this line and $625.0 million available for future use. The amended agreement terminates in May 2012.

On January 24, 2007, the Company established a $475.0 million unsecured commercial paper program and in May 2007 increased the amount authorized for issuance under the program to $725.0 million. Under the program, the Company may issue commercial paper for general corporate purposes. The maturities of the notes issued under this program will vary, but may not exceed 397 days from the date of issue. Notes issued under this program will bear interest at rates that will vary based on market conditions at the time of issuance. As of September 30, 2007, there were no borrowings outstanding on this line.

As of September 30, 2007 and December 31, 2006, bonds and notes payable includes $51.2 million and $108.1 million of notes due, respectively, to Union Bank and Trust, an entity under common control with the Company. The Company has used the proceeds from these notes to invest in student loan assets via a participation agreement.

Notes issued in February 2006 and May 2006 included (euro)420.5 million and
(euro)352.7 million (500.0 million and 450.0 million in U.S. dollars, respectively) with variable interest rates initially based on a spread to EURIBOR (the "Euro Notes"). The increase in the principal amount of Euro Notes as a result of the fluctuation of the foreign currency exchange rate of $54.0 million and $79.0 million for the three and nine months ended September 30, 2007, respectively, and the decrease of $7.2 million and the increase of $30.9 million for the three and nine months ended September 30, 2006, respectively, is included in the "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" in the consolidated statements of operations. Concurrently with the issuance of the Euro Notes, the Company entered into cross-currency interest rate swaps which are further discussed in note 11.

11. DERIVATIVE FINANCIAL INSTRUMENTS

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

INTEREST RATE SWAPS

The Company has historically used interest rate swaps to hedge fixed-rate student loan assets. As previously disclosed, the Company reached a Settlement Agreement with the Department to resolve the audit by the OIG of the Company's portfolio of student loans receiving 9.5% special allowance payments. Under the terms of the Agreement, the Company will no longer receive 9.5% special allowance payments. In December 2006, in consideration of not receiving the 9.5% special allowance payments on a prospective basis, the Company entered into a series of off-setting interest rate swaps that mirror the $2.45 billion in pre-existing interest rate swaps that the Company had utilized to hedge its loan portfolio receiving 9.5% special allowance payments against increases in interest rates. During the 2nd quarter 2007, the Company entered into a series of off-setting interest rate swaps that mirrored the remaining interest rate swaps utilized to hedge the Company's student loan portfolio against increases in interest rates. The net effect of the offsetting derivatives was to lock in a series of future income streams on underlying trades through their respective maturity dates. The following table summarizes these derivatives:

                           WEIGHTED                     WEIGHTED
                         AVERAGE FIXED                 AVERAGE FIXED
             NOTIONAL     RATE PAID BY    NOTIONAL   RATE RECEIVED BY
 MATURITY     AMOUNT      THE COMPANY      AMOUNT       THE COMPANY
---------- ------------ --------------  ------------ ----------------
   2007    $   512,500      3.42 %      $   512,500      5.25 %
   2008        462,500      3.76            462,500      5.34
   2009        312,500      4.01            312,500      5.37
   2010      1,137,500      4.25          1,137,500      4.75
   2011             --        --                 --        --
   2012        275,000      4.31            275,000      4.76
   2013        525,000      4.36            525,000      4.80
           ------------ --------------  ------------ ----------------
           $ 3,225,000      4.05 %      $ 3,225,000      4.98 %
           ============ ==============  ============ ================

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

During 2007, the Company entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of September 30, 2007:

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
          ==================== =================  ===================== =================== ============

INTEREST RATE FLOOR CONTRACTS

In June 2006, the Company entered into interest rate floor contracts in which the Company received an upfront fee of $8.6 million. These contracts were structured to monetize on an upfront basis the potential floor income associated with certain consolidation loans. On January 30, 2007, the Company paid $8.1 million to terminate these interest rate floor contracts.

CROSS-CURRENCY INTEREST RATE SWAPS

The Company entered into derivative instruments in 2006 as a result of the issuance of the Euro Notes as discussed in note 10. Under the terms of these derivative instrument agreements, the Company receives from a counterparty a spread to the EURIBOR index based on a notional amount of (euro)420.5 million and (euro)352.7 million, respectively, and pays a spread to the LIBOR index based on a notional amount of $500.0 million and $450.0 million, respectively. In addition, under the terms of these agreements, all principal payments on the Euro Notes will effectively be paid at the exchange rate in effect as of the issuance of these notes.

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

The following table summarizes the net fair value of the Company's derivative portfolio:

                                        AS OF               AS OF
                                  SEPTEMBER 30, 2007   DECEMBER 31,2006
                                  ------------------   ----------------
  Interest rate swaps                 $     --              61,468
  Basis swaps                           18,481                 591
  Interest rate floor contracts             --             (10,158)
  Cross-currency interest
    rate swaps                         151,995              66,225
                                      ---------           ---------
       Net fair value                 $170,476             118,126
                                      =========           =========

The change in the fair value of the Company's derivative portfolio included in "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" on the Company's consolidated statements of operations resulted in a gain of $72.7 million and $93.0 million for the three and nine months ended September 30, 2007, respectively, and a loss of $83.5 million and a gain of $23.2 million for the three and nine months ended September 30, 2006, respectively.

The following table summarizes the net derivative settlements that are included in the "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" on the consolidated statements of operations:

                                   THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------  -------------------------------
                                        2007             2006            2007            2006
                                   ---------------  ---------------  -------------  --------------
Interest rate swaps                 $       1,729           12,226         16,803          29,151
Basis swaps                                (2,608)            (145)        (2,489)           (656)
Cross-currency interest rate swaps         (1,457)          (5,115)        (7,214)        (10,083)
Other (a)                                      --           (1,993)            --          (1,993)
                                   ---------------  ---------------  -------------  --------------
Derivative settlements, net         $      (2,336)           4,973          7,100          16,419
                                    ===============  =============== ============== ===============

(a) During 2006, the Company issued junior subordinated hybrid securities and entered into a derivative instrument to economically lock into a fixed interest rate prior to the actual pricing of the transaction. Upon pricing of these notes, the Company terminated this derivative instrument. The consideration paid by the Company to terminate this derivative was $2.0 million.


12.    EARNINGS PER COMMON SHARE

Basic earnings per common share ("basic EPS") is calculated using the weighted average number of shares of common stock outstanding during each period. SFAS No. 128, EARNINGS PER SHARE ("SFAS No. 128"), requires that nonvested restricted stock that vests solely upon continued service be excluded from basic EPS but reflected in diluted earnings per common share ("diluted EPS") by application of the treasury stock method.


A reconciliation of weighted average shares outstanding follows:

                                            THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------  --------------------------------
                                                 2007             2006             2007             2006
                                            ---------------  ---------------  ---------------  ---------------
Weighted average shares outstanding             49,320,629       53,348,466       49,912,506       53,959,075
Less:  Nonvested restricted stock -
     vesting solely upon continued service         302,538               --          101,954               --
                                            ---------------  ---------------  ---------------  ---------------
Weighted average shares outstanding used
     to compute basic EPS                       49,018,091       53,348,466       49,810,552       53,959,075
Diluted effect of nonvested restricted stock            --               --              500               --
                                            ---------------  ---------------  ---------------  ---------------
Weighted average shares used to compute
  diluted eps                                   49,018,091       53,348,466       49,811,052       53,959,075
                                            ===============  ===============  ===============  ===============

No diluted effect of nonvested restricted stock is presented for the three months ended September 30, 2007 as the Company reported a net loss and including these shares would have been antidilutive for the period. The dilutive effect of these shares if the Company had net income for the period was not significant.

13.    SHAREHOLDERS' EQUITY

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

Packers was primarily a holding company, whose principal asset was an investment in 11,068,604 shares of the Company's Class A common stock. Upon acquisition, these shares are not included in total shares outstanding for accounting purposes. Packers also owned all of the outstanding capital stock of First National Life Insurance Company of the USA ("First National Life"), which writes credit life and credit accident and health insurance policies. First National Life's net assets as of May 31, 2007 were $1.6 million. In addition, Packers had outstanding debt of $14.1 million, which the Company assumed.

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

RESTRICTED STOCK PLAN

In order to facilitate increased equity ownership by Company employees, on July 23, 2007, the Company issued approximately 522,000 shares of Class A common stock or common stock units under the Company's Restricted Stock Plan. Under the terms for such awards, the shares will vest on a pro rata basis over a period of 10 years based on the award recipient's continued employment with the Company. Upon issuance, the value of these shares are included as unearned compensation within shareholders' equity. The Company will recognize compensation expense related to these awards over the 10-year vesting period.

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

STOCK REPURCHASE PROGRAM

In February 2007, the Company's Board of Directors increased the number of shares the Company is authorized to repurchase under a stock repurchase program from five million to 10 million shares of the Company's Class A common stock. The program has an expiration date of May 24, 2008. During the three and nine months ended September 30, 2007, the Company repurchased 239,124 shares and 3,301,194 shares of Class A common stock for $5.4 million (average price of $22.67 per share) and $80.9 million (average price of $24.50 per share), respectively, under this authority. These repurchases included 2,725,000 shares repurchased in February 2007 from certain members of management of the Company in private transactions and 238,237 shares that were subject to put option agreements as discussed previously.

ISSUANCE OF SHARES FOR CUNET ACQUISITION

As discussed in note 7, "Business Acquisitions", in September 2007 the Company issued a total of 62,446 shares of Class A common stock valued at $1.1 million in satisfaction of contingent consideration for the acquisition of CUnet.

14.       INCOME TAXES

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

After considering the impact of adopting FIN 48, the Company had a $10.8 million reserve for uncertain income tax positions as of January 1, 2007. Approximately $8.3 million of this, if recognized, would favorably affect the effective tax rate. The reserve balance during the nine months ended September 30, 2007 decreased by $3.0 million due to a lapse of applicable statute of limitations, of which $0.5 million impacted the effective tax rate. As the remaining $2.5 million was related to the Company's initial public offering, it resulted in an addition to shareholders' equity. The Company currently anticipates uncertain income tax positions will decrease by $1.2 million prior to September 30, 2008 as a result of a lapse of applicable statutes of limitations; however, actual developments in this area could differ from those currently expected. All $1.2 million, if recognized, would favorably affect the Company's effective tax rate.

The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of January 1, 2007, approximately $1.5 million in accrued interest and penalties was included in other liabilities. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits. The change in the accrual for interest and penalties for the nine months ended September 30, 2007 was a decrease of $0.3 million.

The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. With few exceptions, the Company is not subject to federal or foreign income tax examinations for taxable years prior to 2004, or state and local examinations prior to 2003.

As a U.S. corporation, Nelnet, Inc. and its subsidiaries are subject to U.S. taxation, currently, on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company repatriated $5.0 million in 2007 in connection with the sale of EDULINX. The Company recognized $0.7 million of additional income tax expense during the second quarter of 2007 related to this repatriation. This expense is included in the loss on disposal of EDULINX within discontinued operations. As of September 30, 2007, the Company had $0.7 million of foreign tax credits available to offset future U.S. federal income taxes. Under current tax law, the 10-year carryforward period for the foreign tax credits will expire in 2017. During the second quarter 2007, an adjustment was made to these foreign tax credits via a valuation allowance. The valuation allowance was required due to the Company's assessment that these deferred tax assets did not meet the more-likely-than-not recognition criteria of SFAS No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109"). The valuation allowance was included in discontinued operations due to the fact that the transactions surrounding the sale of EDULINX generated the carryforward. However, during third quarter of 2007, facts and circumstances changed such that it was determined by management that the foreign tax credit carryforward now met the more-likely-than-not recognition criteria of SFAS No. 109. Therefore, the valuation allowance was released and the deferred tax asset was recognized during the third quarter as part of discontinued operations.

15.    SEGMENT REPORTING

The Company has five operating segments as defined in SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"), as follows: Asset Generation and Management, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services and List Management, and Software and Technical Services. The Company's operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. During 2006, the Company changed the structure of its internal organization in a manner that caused the composition of its operating segments to change. As a result, the presentation of segment financial information for the three and nine months ended September 30, 2006, has been restated to conform to the current operating segment presentation. The accounting policies of the Company's operating segments are the same as those described in the summary of significant accounting policies included in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Intersegment revenues are charged by a segment to another segment that provides the product or service. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

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

In May 2007, the Company sold EDULINX, a Canadian student loan service provider and subsidiary of the Company. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented. The operating results of EDULINX were included in the Student Loan and Guaranty Servicing operating segment. The Company presents "base net income" excluding discontinued operations since the operations and cash flows of EDULINX have been eliminated from the ongoing operations of the Company. Therefore, the results of operations for the Student Loan and Guaranty Servicing segment exclude the operating results of EDULINX for all periods presented. See note 2 for additional information concerning EDULINX's detailed operating results that have been segregated from continuing operations and reported as discontinued operations.

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

SEGMENT RESULTS AND RECONCILIATIONS TO GAAP

                                                              THREE MONTHS ENDED SEPTEMBER 30, 2007
                            --------------------------------------------------------------------------------------------------------
                                        STUDENT  TUITION   ENROLLMENT                                          "BASE NET
                              ASSET      LOAN     PAYMENT   SERVICES   SOFTWARE          CORPORATE ELIMINATION   INCOME"     GAAP
                            GENERATION    AND    PROCESSING   AND        AND             ACTIVITY      AND     ADJUSTMENTS RESULTS
                               AND      GUARANTY AND CAMPUS   LIST    TECHNICAL  TOTAL     AND      RECLASS-    TO GAAP       OF
                            MANAGEMENT SERVICING COMMERCE  MANAGEMENT SERVICES  SEGMENTS OVERHEAD   IFICATIONS  RESULTS   OPERATIONS
                            --------------------------------------------------------------------------------------------------------
Total interest income         $ 454,053    1,182      990      110         --     456,335    1,875        (533)      597    458,274
Interest expense                384,793       --       --        1         --     384,794    9,614        (533)       --    393,875
                              ---------- -------- -------- --------   --------  ---------- --------   --------- ---------  ---------
  Net interest income            69,260    1,182      990      109         --      71,541   (7,739)         --       597     64,399

Less provision for loan
  losses                         18,340       --       --       --         --      18,340       --          --        --     18,340
                              ---------- -------- -------- --------   --------   ---------- --------  --------- ---------  ---------
  Net interest income after
     provisionfor loan losses    50,920    1,182      990      109         --      53,201   (7,739)         --       597     46,059
                              ---------- -------- -------- --------   --------  ---------- --------   --------- ---------  ---------

Other income (expense):
  Loan and guarantee servicing
    income                          170   32,870       --       --         --      33,040       --          --        --     33,040
  Other fee-based income          3,526       --   10,316   23,471         --      37,313      712          --        --     38,025
  Software services income           --       --       --      169      5,257       5,426       --          --        --      5,426
  Other income                    1,673       --       31       --         --       1,704    5,816          --        --      7,520
  Intersegment revenue               --   22,237      168      (37)     4,805      27,173    1,492     (28,665)       --         --
  Derivative market value,
     foreign currency,
     and put option adjustments      --       --       --       --         --          --       --          --    18,449     18,449
  Derivative settlements, net    (4,065)      --       --       --         --      (4,065)   1,729          --        --     (2,336)
                               --------- -------- -------- --------   --------  ---------- --------  ---------- --------- ----------
   Total other income (expense)   1,304   55,107   10,515   23,603     10,062     100,591    9,749     (28,665)   18,449    100,124
                               --------- -------- -------- --------   --------  ---------- --------   --------- --------- ----------

Operating expenses:
  Salaries and benefits           6,154   21,961    5,312    8,095      6,537      48,059    9,691       2,292       503     60,545
  Restructure expense -
     severance and contract
     termination costs            1,921    1,231       --      737         58       3,947    1,009      (4,956)       --         --
  Impairment of assets           28,291       --       --   11,401         --      39,692    9,812          --        --     49,504
  Other expenses                  7,429    8,565    2,029   13,809        689      32,521   19,822         168    10,885     63,396
  Intersegment expenses          20,924    1,613      (15)      67        147      22,736    3,433     (26,169)       --         --
                               --------- -------- -------- --------   --------  ---------- --------   --------- --------- ----------
     Total operating expenses    64,719   33,370    7,326   34,109      7,431     146,955   43,767     (28,665)   11,388    173,445
                               --------- -------- -------- --------   --------  ---------- --------   --------- --------- ----------

     Income (loss) before
       income taxes             (12,495)  22,919    4,179  (10,397)     2,631       6,837  (41,757)         --     7,658    (27,262)
Income tax expense
 (benefit) (a)                   (4,748)   8,709    1,588   (3,951)     1,000       2,598  (16,233)         --     2,971    (10,664)
                               --------- -------- -------- --------   --------  ---------- --------   --------- --------- ----------
     Net income (loss)
     from continuing operations  (7,747)  14,210    2,591   (6,446)     1,631       4,239  (25,524)         --     4,687    (16,598)
Income (loss) from discontinued
  operations, net of tax             --       --       --       --         --          --       --          --       909        909
                               --------- -------- -------- --------   --------  ---------- --------   --------- --------- ----------
     Net income (loss)         $ (7,747)  14,210    2,591   (6,446)     1,631       4,239  (25,524)         --     5,596    (15,689)
                               ========= ======== ======== ========   ========  ========== ========   ========= ========= ==========

    (a) Income taxes are based on a percentage of net income before tax for the individual operating segment.


                                                              THREE MONTHS ENDED SEPTEMBER 30, 2006
                            --------------------------------------------------------------------------------------------------------
                                        STUDENT  TUITION    ENROLLMENT                                          "BASE NET
                              ASSET      LOAN     PAYMENT   SERVICES   SOFTWARE          CORPORATE ELIMINATION   INCOME"     GAAP
                            GENERATION    AND    PROCESSING   AND        AND             ACTIVITY      AND     ADJUSTMENTS RESULTS
                               AND      GUARANTY AND CAMPUS   LIST    TECHNICAL  TOTAL     AND      RECLASS-    TO GAAP       OF
                            MANAGEMENT SERVICING COMMERCE  MANAGEMENT SERVICES  SEGMENTS OVERHEAD   IFICATIONS  RESULTS   OPERATIONS
                            --------------------------------------------------------------------------------------------------------
Total interest income        $  402,014    2,471    1,098      144       24     405,751      498      (175)         --      406,074
Interest expense                327,166       --        3       --       --     327,169    6,772      (175)         --      333,766
                              ---------- -------- -------- -------- --------  ---------- -------- --------- ----------   ----------
  Net interest income            74,848    2,471    1,095      144       24      78,582   (6,274)       --          --       72,308

Less provision for loan losses    1,700       --       --       --       --       1,700       --        --          --        1,700
                              ---------- ----------------- -------- --------  ---------- -------- --------- ----------   ----------
  Net interest income
     after provision
     for loan losses             73,148    2,471    1,095      144       24      76,882   (6,274)       --          --       70,608
                              ---------- -------- -------- -------- --------  ---------- -------- --------- ----------   ----------

Other income (expense):
  Loan and guarantee
    servicing income                 --   32,212       --       --       --      32,212       --        --          --       32,212
  Other fee-based income          2,538       --    8,810   19,873       --      31,221       --        --          --       31,221
  Software services income           67       --       --       52    4,280       4,399       --        --          --        4,399
  Other income                   12,917        7       --       --       --      12,924      654        --          --       13,578
  Intersegment revenue               --   15,831      137       (9)   4,629      20,588      310   (20,898)         --           --
  Derivative market value,
     foreign currency,
     and put option adjustments      --       --       --       --       --          --       --        --     (79,908)     (79,908)
  Derivative settlements, net     6,966       --       --       --       --       6,966   (1,993)       --          --        4,973
                              ---------- -------- -------- -------- --------  ---------- ------------------ ----------   ----------
     Total other income
       (expense)                 22,488   48,050    8,947   19,916    8,909     108,310   (1,029)  (20,898)    (79,908)       6,475
                              ---------- -------- -------- -------- --------  ---------- -------- --------- ----------   ----------

Operating expenses:
  Salaries and benefits          14,367   20,320    4,285    5,437    5,736      50,145   10,052    (3,539)        476       57,134
  Other expenses                 11,627    8,495    1,901   13,344      766      36,133   14,832        --       6,189       57,154
  Intersegment expenses          12,813    3,729      497       --       --      17,039      320   (17,359)         --           --
                              ---------- -------- -------- -------- --------  ---------- -------- --------- ----------   ----------
     Total operating expenses    38,807   32,544    6,683   18,781    6,502     103,317   25,204   (20,898)      6,665      114,288
                              ---------- -------- -------- -------- --------  ---------- -------- --------- ----------   ----------

     Income (loss) before income 56,829   17,977    3,359    1,279    2,431      81,875  (32,507)       --     (86,573)     (37,205)
Income tax expense
 (benefit) (a)                   21,595    6,831    1,276      486      924      31,112  (13,302)       --     (31,554)     (13,744)
                               ---------- -------- -------- -------- --------  ---------- -------- --------- ----------   ----------
     Net income (loss)
     from continuing operations  35,234   11,146    2,083      793    1,507      50,763  (19,205)       --     (55,019)     (23,461)
Income (loss) from
  discontinued operations,
  net of tax                         --       --       --       --       --          --       --        --       1,107        1,107
                              ---------- -------- -------- -------- --------  ---------- -------- --------- ----------   ----------
     Net income (loss)         $ 35,234   11,146    2,083      793    1,507      50,763  (19,205)       --     (53,912)     (22,354)
                              ========== ======== ======== ======== ========  ========== ======== ========= ==========   ==========


     (a) Income taxes are based on a percentage of net income before tax for the individual operating segment.


                                                              NINE MONTHS ENDED SEPTEMBER 30, 2007
                            --------------------------------------------------------------------------------------------------------
                                        STUDENT  TUITION    ENROLLMENT                                          "BASE NET
                              ASSET      LOAN     PAYMENT   SERVICES   SOFTWARE          CORPORATE ELIMINATION   INCOME"     GAAP
                            GENERATION    AND    PROCESSING   AND        AND             ACTIVITY      AND     ADJUSTMENTS RESULTS
                               AND      GUARANTY AND CAMPUS   LIST    TECHNICAL  TOTAL     AND      RECLASS-    TO GAAP       OF
                            MANAGEMENT SERVICING COMMERCE  MANAGEMENT SERVICES  SEGMENTS OVERHEAD   IFICATIONS  RESULTS   OPERATIONS
                            --------------------------------------------------------------------------------------------------------
Total interest income         1,301,947    4,607    2,670      290        18  1,309,532    6,230    (3,737)        597    1,312,622
Interest expense              1,084,792       --        7        5        --  1,084,804   31,196    (3,737)         --    1,112,263
                              ---------- -------- -------- -------- --------- ---------- -------- --------- ----------   ----------
  Net interest income           217,155    4,607    2,663      285        18    224,728  (24,966)       --         597      200,359

Less provision for loan losses   23,628       --       --       --        --     23,628       --        --          --       23,628
                              ---------- -------- -------- -------- --------- ---------- -------- --------- ----------   ----------
  Net interest income after
     provision
     for loan losses            193,527    4,607    2,663      285        18    201,100  (24,966)       --         597      176,731
                              ---------- -------- -------- -------- --------- ---------- -------- --------- ----------   ----------

Other income (expense):
  Loan and guarantee
    servicing income                288   94,828       --       --        --     95,116       --        --          --       95,116
  Other fee-based income         10,511       --   31,492   73,341        --    115,344      972        --          --      116,316
  Software services income           --       --       --      456    16,566     17,022       --        --          --       17,022
  Other income                    7,617       11       59       --        --      7,687    9,649        --          --       17,336
  Intersegment revenue               --   58,821      508      891    13,026     73,246    7,608   (80,854)         --           --
  Derivative market value,
    foreign currency,
    and put option adjustments       --       --       --       --        --         --       --        --      11,866       11,866
  Derivative settlements, net    (4,950)      --       --       --        --     (4,950)  12,050        --          --        7,100
                              ---------- -------- -------- -------- --------- ---------- -------- --------- ----------   ----------
     Total other income
      (expense)                  13,466  153,660   32,059   74,688    29,592    303,465   30,279   (80,854)     11,866      264,756
                              ---------- -------- -------- -------- --------- ---------- -------- --------- ----------   ----------

Operating expenses:
   Salaries and benefits         20,600   66,988   15,312   26,486    18,869    148,255   34,669    (2,370)      1,456      182,010
   Restructure expense -
      severance and contract
      termination costs           1,921    1,231       --      737        58      3,947    1,009    (4,956)         --           --
   Impairment of assets          28,291       --       --   11,401        --     39,692    9,812        --          --       49,504
   Other expenses                22,940   26,219    6,522   42,957     2,224    100,862   58,762       168      24,014      183,806
   Intersegment expenses         59,594    8,681      384      252       550     69,461    4,235   (73,696)         --           --
                              ---------- -------- -------- -------- --------- ---------- -------- --------- ----------   ----------
      Total operating expenses  133,346  103,119   22,218   81,833    21,701    362,217  108,487   (80,854)     25,470      415,320
                              ---------- -------- -------- -------- --------- ---------- -------- --------- ----------   ----------

      Income (loss) before
        income taxes             73,647   55,148   12,504   (6,860)    7,909    142,348 (103,174)       --     (13,007)      26,167
Income tax expense
  (benefit) (a)                  27,986   20,956    4,752   (2,607)    3,006     54,093  (40,059)       --      (4,128)       9,906
                              ---------- -------- -------- -------- --------- ---------- -------- --------- ----------   ----------
     Net income (loss)
     from continuing
     operations                  45,661   34,192    7,752   (4,253)    4,903     88,255  (63,115)       --      (8,879)      16,261
Income (loss) from
  discontinued operations,
  net of tax                         --       --       --       --        --         --       --        --      (2,416)      (2,416)
                              ---------- -------- -------- -------- --------- ---------- -------- --------- ----------   ----------
     Net income (loss)        $  45,661   34,192    7,752   (4,253)    4,903     88,255  (63,115)       --     (11,295)      13,845
                              ========== ======== ======== ======== ========= ========== ======== ========= ==========   ==========

     (a) Income taxes are based on a percentage of net income before tax for the individual operating segment.


                                                              NINE MONTHS ENDED SEPTEMBER 30, 2006
                            --------------------------------------------------------------------------------------------------------
                                        STUDENT  TUITION    ENROLLMENT                                          "BASE NET
                              ASSET      LOAN     PAYMENT   SERVICES   SOFTWARE          CORPORATE ELIMINATION   INCOME"     GAAP
                            GENERATION    AND    PROCESSING   AND        AND             ACTIVITY      AND     ADJUSTMENTS RESULTS
                               AND      GUARANTY AND CAMPUS   LIST    TECHNICAL  TOTAL     AND      RECLASS-    TO GAAP       OF
                            MANAGEMENT SERVICING COMMERCE  MANAGEMENT SERVICES  SEGMENTS OVERHEAD   IFICATIONS  RESULTS   OPERATIONS
                            --------------------------------------------------------------------------------------------------------
Total interest income        $1,128,285    5,905    2,685      356       67  1,137,298    1,483      (579)        --     1,138,202
Interest expense                876,259       --        5       --       --    876,264   17,874      (579)        --       893,559
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------
  Net interest income           252,026    5,905    2,680      356       67    261,034  (16,391)       --         --       244,643

Less provision for
  loan losses                    13,508       --       --       --       --     13,508       --        --         --        13,508
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------
  Net interest income after
     provision
     for loan losses            238,518    5,905    2,680      356       67    247,526  (16,391)       --         --       231,135
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------

Other income (expense):
  Loan and guarantee
    servicing income                 --   91,428       --       --       --     91,428       --        --         --        91,428
  Other fee-based income          8,472       --   25,483   31,495       --     65,450       --        --         --        65,450
  Software services income          182        1       --       92   11,551     11,826       --        --         --        11,826
  Other income                   16,720       68       --       --       --     16,788    1,683        --         --        18,471
  Intersegment revenue               --   46,015      365      756   13,014     60,150      506   (60,656)        --            --
  Derivative market value,
     foreign currency,
     and put option adjustments      --       --       --       --       --         --       --        --    (11,565)      (11,565)
  Derivative settlements, net    18,412       --       --       --       --     18,412   (1,993)       --         --        16,419
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------
     Total other income
      (expense)                  43,786  137,512   25,848   32,343   24,565    264,054      196   (60,656)   (11,565)      192,029
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------

Operating expenses:
  Salaries and benefits          39,776   62,426   13,087    8,549   15,709    139,547   28,864    (8,296)     1,271       161,386
  Other expenses                 38,628   24,106    6,157   16,047    2,214     87,152   42,956        --     17,304       147,412
  Intersegment expenses          38,959    9,386      497       --       --     48,842    3,518   (52,360)        --            --
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------
     Total operating expenses   117,363   95,918   19,741   24,596   17,923    275,541   75,338   (60,656)    18,575       308,798
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------

     Income (loss) before
      income taxes              164,941   47,499    8,787    8,103    6,709    236,039  (91,533)       --    (30,140)      114,366
Income tax expense
 (benefit) (a)                   62,678   18,049    3,338    3,079    2,549     89,693  (37,355)       --    (10,002)       42,336
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------
     Net income (loss)
      before minority interest  102,263   29,450    5,449    5,024    4,160    146,346  (54,178)       --    (20,138)       72,030
Minority interest in
  subsidiary income                  --       --     (242)      --       --       (242)      --        --         --          (242)
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------
     Net income (loss)
         from continuing
         operations             102,263   29,450    5,207    5,024    4,160    146,104  (54,178)       --    (20,138)       71,788
Income (loss) from
discontinued operations,
net of tax                           --       --       --       --       --         --       --        --      3,677         3,677
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------
     Net income (loss)       $  102,263   29,450    5,207    5,024    4,160    146,104  (54,178)       --    (16,461)       75,465
                              ========== ======== ======== ======== ======== ========== ========  ======== ==========   ===========

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

The adjustments required to reconcile from the Company's "base net income" measure to its GAAP results of operations relate to differing treatments for derivatives, foreign currency transaction adjustments, discontinued operations, and certain other items that management does not consider in evaluating the Company's operating results. The following tables reflect adjustments associated with these areas by operating segment and Corporate Activity and Overhead for the three and nine months ended September 30, 2007 and 2006:


                                                            STUDENT       TUITION      ENROLLMENT
                                              ASSET          LOAN         PAYMENT       SERVICES    SOFTWARE    CORPORATE
                                            GENERATION       AND         PROCESSING       AND          AND       ACTIVITY
                                               AND         GUARANTY      AND CAMPUS       LIST      TECHNICAL       AND
                                            MANAGEMENT    SERVICING       COMMERCE     MANAGEMENT    SERVICES    OVERHEAD   TOTAL
                                            ----------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED SEPTEMBER 30, 2007
                                            ----------------------------------------------------------------------------------------
Derivative market value, foreign currency,
      and put option adjustments  (1)      $   (20,017)         --            --             --          --       1,568    (18,449)
Amortization of intangible assets (2)            1,372       1,350         1,434          6,442         287          --     10,885
Non-cash stock based compensation related                                                                --
      to business combinations (3)                  --          --            --             --          --         503        503
Variable-rate floor income (4)                    (597)         --            --             --          --          --       (597)
Income (loss) from discontinued
  operations, net of tax (5)                        --        (909)           --             --          --          --       (909)
Net tax effect (6)                               7,312        (513)         (545)        (2,448)       (109)       (726)     2,971
                                            -----------  ------------  ------------- ------------ ----------- ----------- ----------
Total adjustments to GAAP                  $   (11,930)        (72)          889          3,994         178       1,345     (5,596)
                                            ===========  ============  ============= ============ =========== =========== ==========

                                                                       THREE MONTHS ENDED SEPTEMBER 30, 2006
                                            ----------------------------------------------------------------------------------------
Derivative market value, foreign currency,
      and put option adjustments (1)       $    76,404          --            --             --          --       3,504     79,908
Amortization of intangible assets (2)            2,228       1,038         1,305          1,498         120          --      6,189
Non-cash stock based compensation related
      to business combinations (3)                  --          --            --             --          --         476        476
Variable-rate floor income (4)                      --          --            --             --          --          --         --
Income (loss) from discontinued
  operations, net of tax (5)                        --      (1,107)           --             --          --          --     (1,107)
Net tax effect (6)                             (29,880)       (382)         (496)          (569)        (46)       (181)   (31,554)
                                            -----------  ------------  ------------- ------------ ----------- ----------- ----------
Total adjustments to GAAP                  $    48,752        (451)          809            929          74       3,799     53,912
                                            ===========  ============  ============= ============ =========== =========== ==========



                                                                         NINE MONTHS ENDED SEPTEMBER 30, 2007
                                            ----------------------------------------------------------------------------------------

Derivative market value, foreign currency,
      and put option adjustments  (1)      $    (7,801)         --            --             --          --      (4,065)   (11,866)
Amortization of intangible assets (2)            5,197       3,744         4,372          9,797         904          --     24,014
Non-cash stock based compensation related
      to business combinations (3)                  --          --            --             --          --       1,456      1,456
Variable-rate floor income (4)                    (597)         --            --             --          --          --       (597)
Income (loss) from discontinued
  operations, net of tax (5)                        --       2,416            --             --          --          --      2,416
Net tax effect (6)                               1,216      (1,423)       (1,661)        (3,723)       (343)      1,806     (4,128)
                                            -----------  ------------  ------------- ------------ ----------- ----------- ----------
Total adjustments to GAAP                  $    (1,985)      4,737         2,711          6,074         561        (803)    11,295
                                            ===========  ============  ============= ============ =========== =========== ==========

                                                                         NINE MONTHS ENDED SEPTEMBER 30, 2006
                                            ----------------------------------------------------------------------------------------
Derivative market value, foreign currency,
      and put option adjustments (1)       $     7,744          --            --             --          --       3,821     11,565
Amortization of intangible assets (2)            6,684       3,369         4,173          2,718         360          --     17,304
Non-cash stock based compensation related
      to business combinations (3)                  --          --            --             --          --       1,271      1,271
Variable-rate floor income (4)                      --          --            --             --          --          --         --
Income (loss) from discontinued
  operations, net of tax (5)                        --      (3,677)           --             --          --          --     (3,677)
Net tax effect (6)                              (5,482)     (1,281)       (1,585)        (1,033)       (138)       (483)   (10,002)
                                            -----------  ------------  ------------- ------------ ----------- ----------- ----------
Total adjustments to GAAP                  $     8,946      (1,589)        2,588          1,685         222       4,609     16,461
                                            ===========  ============  ============= ============ =========== =========== ==========

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


        (3) Non-cash stock based compensation related to business combinations: As discussed in note 7, the Company has structured certain business combinations in which the stock consideration paid has been dependent on the sellers' continued employment with the Company. As such, the value of the consideration paid is recognized as compensation expense by the Company over the term of the applicable employment agreement. "Base net income" excludes this expense.


        (4) Variable-rate floor income: Loans that reset annually on July 1 can generate excess spread income compared with the rate based on the special allowance payment formula in declining interest rate environments. The Company refers to this additional income as variable-rate floor income. The Company excludes variable-rate floor income from its base net income since its timing and amount (if any) is uncertain, it has been eliminated by legislation for all loans originated on and after April 1, 2006, and it is in excess of expected spreads. In addition, because variable-rate floor income is subject to the underlying rate for the subject loans being reset annually on July 1, it is a factor beyond the Company's control which can affect the period-to-period comparability of results of operations.


        (5) Discontinued operations: In May 2007, the Company sold EDULINX. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented. The Company presents "base net income" excluding discontinued operations since the operations and cash flows of EDULINX have been eliminated from the ongoing operations of the Company.

        (6) Tax effect computed at 38%. The change in the value of the put option (included in Corporate Activity and Overhead) is not tax effected as this is not deductible for income tax purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006. ALL DOLLARS ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED).

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This report contains forward-looking statements and information based on management's current expectations as of the date of this document. When used in this report, the words "anticipate," "believe," "estimate," "intend," and "expect" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2006, changes in the terms of student loans and the educational credit marketplace arising from the implementation of, or changes in, applicable laws and regulations, which may reduce the volume, average term, special allowance payments, and costs of yields on student loans under the FFEL Program or result in loans being originated or refinanced under non-FFEL programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. In addition, a larger than expected increase in third party consolidations of the Company's FFELP loans could materially adversely affect the Company's results of operations. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; changes in prepayment rates, guaranty rates, loan floor rates, and credit spreads; the uncertain nature of the expected benefits from acquisitions and the ability to successfully integrate operations; and the uncertain nature of estimated expenses that may be incurred and cost savings that may result from the Company's strategic restructuring initiatives. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Additionally, financial projections may not prove to be accurate and may vary materially. The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report on Form 10-Q or unforeseen events. Although the Company may from time to time voluntarily update its prior forward-looking statements, it disclaims any commitment to do so except as required by securities laws.

OVERVIEW

The Company is an education planning and financing company focused on providing quality products and services to students, families, and schools nationwide. The Company is a vertically-integrated organization that offers a broad range of products and services to its customers throughout the education life cycle.

Built through a focus on long-term organic growth and further enhanced by strategic acquisitions, the Company earns its revenues from net interest income on its portfolio of student loans and from fee-based revenues related to its diversified education finance and service operations.

During the three and nine months ended September 30, 2007, the Company continued to diversify its revenue streams, increase fee-based revenue, utilize its scale and capacity to create efficiencies, and deploy capital by repurchasing shares of the Company's stock and paying its first quarterly dividends. In addition, the Company continues to have strong growth of student loan assets.

     o Fee-based revenue for the three and nine months ended September 30, 2007 was 54% and 53% of total revenues, respectively, compared to 48% and 41% of total revenues for the three and nine months ended September 30, 2006, respectively.

     o Fee-based revenue increased $8.7 million, or 13%, from $67.8 million for the three months ended September 30, 2006 to $76.5 million for the three months ended September 30, 2007. Fee-based revenue increased $59.8 million, or 35%, from $168.7 million for the nine months ended September 30, 2006 to $228.5 million for the nine months ended September 30, 2007.

     o Operating expenses, excluding acquisitions and restructuring and legislative charges, decreased $1.8 million, or 1.6%, from $114.3 million for the three months ended September 30, 2006 to $112.5 million for the three months ended September 30, 2006.

     o Operating expenses, excluding acquisitions and restructuring and legislative charges, increased $4.9 million, or 1.6%, from $308.8 million for the nine months ended September 30, 2006 to $313.7 million for the nine months ended September 30, 2007.

     o The Company repurchased 3.3 million shares of its Class A common stock for $80.9 million during the nine months ended September 30, 2007.

     o The Company paid a cash dividend of $0.07 per share on the Company's Class A and Class B common stock on each March 15, 2007, June 15, 2007, and September 15, 2007. Total dividends paid in 2007 has been $10.4 million.

     o As of September 30, 2007, student loan assets were $26.6 billion, an increase of $2.8 billion, or 11.8%, and $3.7 billion, or 16.0%, compared to December 31, 2006 and September 30, 2006, respectively.

The following events occurred in 2007 that significantly affected the operating results of the Company:

     o The Company sold EDULINX and is reporting this transaction as discontinued operations;
     o    The President signed into law the College Cost Reduction Act;
     o    The Company initiated a restructuring plan; and
     o    The debt and secondary markets experienced unprecedented disruptions.

Sale of EDULINX
On May 25, 2007, the Company sold EDULINX, a Canadian student loan service provider and subsidiary of the Company. The Company recognized a net loss of $8.1 million related to the transaction. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented.

Legislative Impact
On September 27, 2007, the President signed into law the College Cost Reduction Act. This legislation contains provisions with significant implications for participants in the FFEL Program by cutting funding to the FFEL Program by $20 billion over the next five years as estimated by the Congressional Budget Office. Among other things, this legislation:

     o Reduces special allowance payments to for-profit lenders and not-for-profit lenders by 0.55 percentage points and 0.40 percentage points, respectively, for both Stafford and Consolidation loans disbursed on or after October 1, 2007;

     o Reduces special allowance payments to for-profit lenders and not-for-profit lenders by 0.85 percentage points and 0.70 percentage points, respectively, for PLUS loans disbursed on or after October 1, 2007;

     o Increases origination fees paid by lenders on all FFELP loan types, from 0.5 percent to 1.0 percent, for all loans first disbursed on or after October 1, 2007;

     o Eliminates all provisions relating to Exceptional Performer status, and the monetary benefit associated with it, effective October 1, 2007; and

     o For loans first disbursed on or after October 1, 2012, reduces default insurance to 95 percent of the unpaid principal of such loans.

The impact of this legislation will reduce the annual yield on FFELP loans originated after October 1, 2007.

Upon passage of the College Cost Reduction Act, management evaluated the carrying amount of goodwill and certain intangible assets. Based on the legislative changes and the student loan business model modifications the Company implemented as a result of the legislative changes, the Company recorded an impairment charge of $39.4 million during the third quarter of 2007.

During the three month period ended September 30, 2007, the Company also recorded an expense of $15.7 million to increase the Company's allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program.

In October 2005, the Company entered into an agreement to amend an existing contract with College Assist. College Assist is the Colorado state-designated guarantor of FFELP student loans. Under the agreement, the Company provides student loan servicing and guaranty operations and assumed the operational expenses and employment of certain College Assist employees. College Assist pays the Company a portion of the gross servicing and guaranty fees as consideration for the Company providing these services on behalf of College Assist. As a result of the passage of the College Cost Reduction Act, on October 2, 2007, the Department notified College Assist of its decision to formally terminate the Voluntary Flexible Agreement ("VFA") between the Department and College Assist effective January 1, 2008. The termination of the VFA will have a negative impact on the Company's guaranty income.

RESTRUCTURING PLAN
On September 6, 2007, the Company announced a strategic initiative to create efficiencies and lower costs in advance of the passage of the College Cost Reduction Act.

In anticipation of the federally driven cuts to the student loan programs, management initiated a variety of strategies to modify the Company's student loan business model, including lowering the cost of student loan acquisition, creating efficiencies in the Company's asset generation business, and decreasing operating expenses through a reduction in workforce and realignment of operating facilities. These strategies will result in the net reduction of approximately 400 positions in the Company's overall workforce, including the elimination of approximately 500 positions and the creation of approximately 100 positions at the Company's larger facilities. In addition, the Company is simplifying its operating structure to leverage its larger facilities and technology by closing five small origination offices and downsizing its presence in Indianapolis. Implementation of the plan began immediately and is expected to be substantially completed during the fourth quarter of 2007. The Company estimates these restructuring activities will result in expense savings of as much as $25 million annually beginning in 2008.

The Company estimates that the charge to earnings associated with these strategic decisions will be fully recognized during 2007 and will total approximately $20.5 million. During the three month period ended September 30, 2007, the Company recorded restructuring charges of $15.0 million.

DISRUPTIONS IN THE DEBT AND SECONDARY MARKETS
The Company's primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could be impacted by shifts in market interest rates. The Company has significant financing needs that it meets through the capital markets, including the debt and secondary markets. During the third quarter of 2007, these markets experienced unprecedented disruptions - including reduced liquidity and increased credit risk premiums for most market participants. These conditions increased the Company's cost of debt during the third quarter 2007 and reduced the Company's core student loan spread by 15 to 20 basis points compared to the second quarter of 2007.

In accordance with generally accepted accounting principles, the Company reported a net loss of $15.7 million and $22.4 million for the three months ended September 30, 2007 and 2006, respectively, and net income of $13.8 million and $75.5 million for the nine months ended September 30, 2007 and 2006, respectively. The change in net income was driven primarily by the restructure and legislative related charges, the change in the derivative market value, foreign currency, and put option adjustments, and not receiving 9.5% special allowance payments in accordance with the Company's Settlement Agreement with the Department in January 2007.


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

ACQUISITIONS

Management believes the Company's business and asset acquisitions in recent years have enhanced the Company's position as a vertically-integrated industry leader and established a strong foundation for growth. Although the Company's assets, loan portfolios, and fee-based revenues increased through such transactions, a key aspect of each transaction is its impact on the Company's prospective organic growth and the development of its integrated platform of services. Management believes these acquisitions allow the Company to expand the products and services offered to educational and financial institutions and students and families throughout the education and education finance process. In addition, these acquisitions diversify the Company's asset generation streams and/or diversify revenue by offering other products and services that are not dependent on government programs, which management believes will reduce the Company's exposure to legislative and political risk. The Company also expects to reduce costs from these acquisitions through economies of scale and by integrating certain support services. In addition, the Company expects to increase revenue from these acquisitions by offering multiple products and services to its customers. As a result of these recent acquisitions and the Company's rapid organic growth, the period-to-period comparability of the Company's results of operations may be difficult.

NET INTEREST INCOME

The Company generates a significant portion of its earnings from the spread, referred to as its student loan spread, between the yield the Company receives on its student loan portfolio and the cost of funding these loans. This spread income is reported on the Company's consolidated statements of operations as net interest income. The amortization of loan premiums, including capitalized costs of origination, the consolidation loan rebate fee, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company's statements of operations. The amortization of debt issuance costs is included in interest expense on the Company's statements of operations.

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

Current legislation will have a significant impact on the Company's net interest income in future periods and should be considered when reviewing the Company's results of operations. On September 27, 2007, the President signed into law the College Cost Reduction Act. Among other things, this legislation:

     o Reduces special allowance payments to for-profit lenders and not-for-profit lenders by 0.55 percentage points and 0.40 percentage points, respectively, for both Stafford and Consolidation loans disbursed on or after October 1, 2007;

     o Reduces special allowance payments to for-profit lenders and not-for-profit lenders by 0.85 percentage points and 0.70 percentage points, respectively, for PLUS loans disbursed on or after October 1, 2007;

     o Increases origination fees paid by lenders on all FFELP loan types, from 0.5 percent to 1.0 percent, for all loans first disbursed on or after October 1, 2007;

     o Eliminates all provisions relating to Exceptional Performer status, and the monetary benefit associated with it, effective October 1, 2007; and

     o Reduces default insurance to 95 percent of the unpaid principal of such loans, for loans first disbursed on or after October 1, 2012.

Management estimates the impact of this legislation will reduce the annual yield on FFELP loans originated after October 1, 2007 by 70 to 80 basis points. The Company believes it can mitigate some of this reduction in annual yield by creating efficiencies and lowering costs, modifying borrower benefits, and reducing loan acquisition costs.

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

Management bases the allowance for the federally insured loan portfolio on periodic evaluations of the Company's loan portfolios, considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. One of the changes to the Higher Education Act as a result of HERA's enactment in February 2006, was to lower the guarantee rates on FFELP loans, including a decrease in insurance and reinsurance on portfolios receiving the benefit of the Exceptional Performance designation by 1%, from 100% to 99% of principal and accrued interest (effective July 1, 2006), and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by 1%, from 98% to 97% of principal and accrued interest (effective for all loans first disbursed on and after July 1, 2006). In February 2006, as a result of the change in these legislative provisions, the Company recorded an expense of $6.9 million to increase the Company's allowance for loan losses.

In September 2005, the Company was re-designated as an Exceptional Performer by the Department in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company received 99% reimbursement (100% reimbursement prior to July 1, 2006) on all eligible FFELP default claims submitted for reimbursement during the applicable period. Only FFELP loans that were serviced by the Company, as well as loans owned by the Company and serviced by other service providers designated as Exceptional Performers by the Department, were eligible for the 99% reimbursement.

On September 27, 2007, the President signed into law the College Cost Reduction Act. Among other things, this legislation eliminates all provisions relating to Exceptional Performer status, and the monetary benefit associated with it, effective October 1, 2007. During the three month period ended September 30, 2007, the Company recorded an expense of $15.7 million to increase the Company's allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program.

In June 2006, the Company submitted its application for Exceptional Performer redesignation to the Department to continue receiving reimbursements at the 99% level for the 12-month period from June 1, 2006 through May 31, 2007. By a letter dated September 28, 2007, the Department informed the Company that it was redesignated as an Exceptional Performer for the period from June 1, 2006 through May 31, 2008. As stated above, the College Cost Reduction Act eliminates the Exceptional Performer designation effective October 1, 2007. Accordingly, the majority of claims submitted on or after October 1, 2007 are subject to reimbursement at 97% or 98% of principal and accrued interest depending on disbursement date of the loan.

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

OPERATING EXPENSES

Operating expenses includes indirect costs incurred to generate and acquire student loans, costs incurred to manage and administer the Company's student loan portfolio and its financing transactions, costs incurred to service the Company's student loan portfolio and the portfolios of third parties, costs incurred to provide tuition payment processing, campus commerce, enrollment, list management, software, and technical services to third parties, and other general and administrative expenses. Operating expenses also includes the depreciation and amortization of capital assets and intangible assets. For the three months ended September 30, 2007, operating expenses also includes employee termination benefits, lease termination costs, and the write-down of property and equipment related to the Company's restructuring plan and impairment charges from the write-down of intangible assets and goodwill as a result of legislative changes.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

NET INTEREST INCOME

                                         THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMER 30,
                                       -------------------------------------  ------------------------------------
                                          2007          2006      $ CHANGE       2007         2006      $ CHANGE
                                       -----------  -----------  -----------  -----------  ----------- -----------
Interest income:
   Loan interest                        $ 437,251      380,136       57,115    1,251,391    1,068,538     182,853
   Investment interest                     21,023       25,938       (4,915)      61,231       69,664      (8,433)
                                       -----------  -----------  -----------  -----------  ----------- -----------
     Total interest income                458,274      406,074       52,200    1,312,622    1,138,202     174,420
Interest expense:
   Interest on bonds and notes payable    393,875      333,766       60,109    1,112,263      893,559     218,704
                                       -----------  -----------  -----------  -----------  ----------- -----------
     Net interest income                   64,399       72,308       (7,909)     200,359      244,643     (44,284)
Provision for loan losses                  18,340        1,700       16,640       23,628       13,508      10,120
   Net interest income after
                                       -----------  -----------  -----------  -----------  ----------- -----------
     provision for loan losses          $  46,059       70,608      (24,549)     176,731      231,135     (54,404)
                                       ===========  ===========  ===========  ===========  =========== ===========

Net interest income for the three and nine months ended September 30, 2006 included $2.8 million and $35.0 million, respectively, of 9.5% special allowance payments. In accordance with the Company's Settlement Agreement with the Department in January 2007, there were no 9.5% special allowance payments in 2007. Excluding the 9.5% special allowance payments, net interest income before the allowance for loan losses decreased $5.2 million and $9.3 million, respectively. Interest expense increased $3.2 million and $12.7 million for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006 as a result of additional issuances of unsecured debt used to fund operating activities of the Company. The remaining change in net interest income before the provision for loan losses is attributable to the growth in the Company's student loan portfolio offset by a decrease in student loan yield as discussed in this Item 2 under "Asset Generation and Management Operating Segment - Results of Operations". The provision for loan losses increased for the three and nine months ended September 30, 2007 compared to 2006 as a result of the Company recognizing $15.7 million in expense for provision for loan losses as a result of the elimination of the Exceptional Performer program. During nine months ended September 30, 2006, the Company recognizing $6.9 million in expense for provision for loan losses as a result of HERA's enactment in February 2006.

OTHER INCOME
                                             THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------  --------------------------------
                                               2007       2006     $ CHANGE     2007       2006      $ CHANGE
                                           ----------  ---------  ----------  ---------  ---------  ----------
Loan and guaranty servicing income         $  33,040     32,212         828     95,116     91,428       3,688
Other fee-based income                        38,025     31,221       6,804    116,316     65,450      50,866
Software services income                       5,426      4,399       1,027     17,022     11,826       5,196
Other income                                   7,520     13,578      (6,058)    17,336     18,471      (1,135)
Derivative market value, foreign currency,
    and put option adjustments                18,449    (79,908)     98,357     11,866    (11,565)     23,431
Derivative settlements, net                   (2,336)     4,973      (7,309)     7,100     16,419      (9,319)
                                           ----------  ---------  ----------  ---------  ---------  ----------
    Total other income                     $ 100,124      6,475      93,649    264,756    192,029      72,727
                                           ==========  =========  ==========  =========  =========  ==========

o Loan and guaranty servicing income increased due to an increase in guaranty servicing income which was offset by a decrease in FFELP loan servicing income.

o Other fee-based income increased due to business acquisitions, an increase in the number of managed tuition payment plans, an increase in campus commerce and related clients, and an increase in lead generation services.

o Software services income has increased as a result of new customers, additional projects for existing customers, and increased fees.

o Other income decreased as a result of a gain on the sale of student loan assets of $11.7 million in July 2006, offset by a gain on the termination of the Company's interest rate floor contracts of $2.1 million in January 2007, and a gain on the sale of Premiere of $3.9 million in September 2007. The remaining change is a result of income earned on certain investment activities.

o The change in derivative market value, foreign currency, and put option adjustments was caused by a change in the fair value of the Company's derivative portfolio and foreign currency rate fluctuations which are further discussed in Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

o The change in derivative settlements is discussed in Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

OPERATING EXPENSES
                                                                           NET CHANGE
                                                          IMPACT OF     AFTER IMPACT OF
                                                        RESTRUCTURING   ACQUISITIONS AND    THREE MONTHS
                      THREE MONTHS ENDED   IMPACT OF    AND IMPAIRMENT  RESTRUCTURING AND       ENDED
                      SEPTEMBER 30, 2006  ACQUISITIONS     CHARGES     IMPAIRMENT CHARGES SEPTEMBER 30, 2007
                      ------------------  ------------  -------------- -----------------  ------------------
Salaries and benefits     $  57,134             1,321         4,788              (2,698)         60,545
Other expenses               50,965             1,005           168                 373          52,511
Amortization of
intangible assets             6,189             4,203            --                 493          10,885
Impairment of assets             --                --        49,504                  --          49,504
                        ---------------   ------------- --------------  ----------------   ----------------
     Total operating
       expenses           $ 114,288             6,529        54,460              (1,832)        173,445
                        ===============   ============= ==============  ================   ================

Operating expenses for the three months ended September 30, 2007 increased $6.5 million and $54.5 million as a result of recent acquisitions and restructuring and impairment charges, respectively. Excluding recent acquisitions and restructuring and impairment charges, operating expenses decreased $1.8 million, or 1.6%, as a result of the Company capitalizing on the operating leverage of its business structure and strategies.

                                                                          NET CHANGE
                                                          IMPACT OF     AFTER IMPACT OF
                                                        RESTRUCTURING   ACQUISITIONS AND     NINE MONTHS
                       NINE MONTHS ENDED   IMPACT OF    AND IMPAIRMENT  RESTRUCTURING AND       ENDED
                      SEPTEMBER 30, 2006  ACQUISITIONS     CHARGES     IMPAIRMENT CHARGES SEPTEMBER 30, 2007
                      ------------------  ------------  -------------- -----------------  ------------------
Salaries and benefits    $  161,386           13,562           4,788             2,274          182,010
Other expenses              130,108           27,112             168             2,404          159,792
Amortization of
  intangibleassets           17,304            6,523              --               187           24,014
Impairment of assets             --               --          49,504                --           49,504
                       ---------------- ---------------- ---------------  ----------------  ---------------
     Total operating
       expenses          $  308,798           47,197          54,460             4,865          415,320
                       ================ ================ ===============  ================  ===============

Operating expenses for the nine months ended September 30, 2007 increased $47.2 million and $54.5 million as a result of recent acquisitions and restructuring and impairment charges, respectively. Excluding recent acquisitions and restructuring and impairment charges, operating expenses increased $4.9 million as a result of a $7.2 million increase in the first quarter of 2007, a $0.5 million decrease in the second quarter of 2007, and a $1.8 million decrease in the third quarter of 2007. The increase in the first quarter of 2007 was a result of (i) increased costs to develop systems to support a larger organizational structure and (ii) organic growth of the organization. The Company's costs to develop its corporate structure include projects such as recruitment, development, and retention of intellectual capital, technology enhancements to support a larger, more diversified customer and employee base, and increased emphasis on marketing services and products and developing the Company's brand. The decreases in the second and third quarters of 2007 are a result of the Company capitalizing on the operating leverage of its business structure and strategies.

INCOME TAXES

The Company's effective tax rate was 39.1% for the three months ended September 30, 2007 compared to 36.9% for the same period in 2006. The Company had a net loss during both of these periods. The increase in the tax benefit during 2007 was the result of the lapse of certain statute of limitations.

The Company's effective tax rate was 37.9% for the nine months ended September 30, 2007 compared to 37.0% for the same period in 2006. The Company had net income during both of these periods. The effective tax rate increased due to certain enacted state tax law changes. This increase was offset by the lapse of certain statute of limitations and a decrease in expense recognized by the Company during 2007 compared to 2006 related to its outstanding put options which are not deductible for tax purposes.

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

FINANCIAL CONDITION AS OF SEPTEMBER 30, 2007 COMPARED TO DECEMBER 31, 2006

                                                     AS OF           AS,OF              CHANGE
                                                 SEPTEMBER 30,    DECEMBER 31,  -------------------------
                                                     2007            2006         DOLLARS       PERCENT
                                                 -------------   -------------  -------------   ---------
ASSETS:
Student loans receivable, net                    $ 26,596,123      23,789,552      2,806,571        11.8 %
Cash, cash equivalents, and investments             1,451,772       1,773,751       (321,979)      (18.1)
Goodwill                                              164,695         191,420        (26,725)      (14.0)
Intangible assets, net                                119,242         161,588        (42,346)      (26.2)
Fair value of derivative instruments                  173,546         146,099         27,447        18.8
Assets of discontinued operations                          --          27,309        (27,309)     (100.0)
Other assets                                          837,086         707,154        129,932       (18.3)
                                                 -------------   -------------  -------------   ---------
     Total assets                                $ 29,342,464      26,796,873      2,545,591         9.5 %
                                                 =============   =============  =============   =========

LIABILITIES:
Bonds and notes payable                          $ 28,234,147      25,562,119      2,672,028        10.5 %
Fair value of derivative instruments                    3,070          27,973        (24,903)      (89.0)
Other liabilities                                     513,354         534,931        (21,577)       (4.0)
                                                 -------------   -------------  -------------   ---------
     Total liabilities                             28,750,571      26,125,023      2,625,548        10.0

SHAREHOLDERS' EQUITY                                  591,893         671,850        (79,957)      (11.9)
                                                 -------------   -------------  -------------   ---------
     Total liabilities and shareholders' equity  $ 29,342,464      26,796,873      2,545,591         9.5 %
                                                 =============   =============  =============   =========

The Company's total assets increased during 2007 primarily due to an increase in student loans receivable and related assets. The Company originated or acquired $4.6 billion in student loans which was offset by repayments and loan sales. The Company financed the increase of student loans through the issuance of bonds and notes payable. Total equity increased $13.8 million as a result of net income for the nine months ended September 30, 2007 but was offset by the repurchase of
3.3 million shares of the Company's Class A common stock for $80.9 million. The acquisition of Packers as discussed in note 13 to the consolidated financial statements included in this Report resulted in a $12.5 million decrease in equity. In addition, the Company paid a $0.07 dividend on its Class A and Class B common stock in the first, second, and third quarters of 2007 which reduced equity by $10.4 million.


OPERATING SEGMENTS

The Company has five operating segments as defined in SFAS No. 131 as follows:
Asset Generation and Management, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services and List Management, and Software and Technical Services. The Company's operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. During 2006, the Company changed the structure of its internal organization in a manner that caused the composition of its operating segments to change. As a result, the presentation of segment financial information for the three and nine months ended September 30, 2006, has been restated to conform to the current operating segment presentation. The accounting policies of the Company's operating segments are the same as those described in the summary of significant accounting policies included in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Intersegment revenues are charged by a segment to another segment that provides the product or service. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

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

In May 2007, the Company sold EDULINX, a Canadian student loan service provider and subsidiary of the Company. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented. The operating results of EDULINX were included in the Student Loan and Guaranty Servicing operating segment. The Company presents "base net income" excluding discontinued operations since the operations and cash flows of EDULINX have been eliminated from the ongoing operations of the Company. Therefore, the results of operations for the Student Loan and Guaranty Servicing segment exclude the operating results of EDULINX for all periods presented. See note 2 in the notes to the consolidated financial statements included in this Report for additional information concerning EDULINX's detailed operating results that have been segregated from continuing operations and reported as discontinued operations.

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

SEGMENT RESULTS AND RECONCILIATIONS TO GAAP

                                                              THREE MONTHS ENDED SEPTEMBER 30, 2007
                            --------------------------------------------------------------------------------------------------------
                                        STUDENT  TUITION    ENROLLMENT                                          "BASE NET
                              ASSET      LOAN     PAYMENT   SERVICES   SOFTWARE          CORPORATE ELIMINATION   INCOME"     GAAP
                            GENERATION    AND    PROCESSING   AND        AND             ACTIVITY      AND     ADJUSTMENTS RESULTS
                               AND      GUARANTY AND CAMPUS   LIST    TECHNICAL  TOTAL     AND      RECLASS-    TO GAAP       OF
                            MANAGEMENT SERVICING COMMERCE  MANAGEMENT SERVICES  SEGMENTS OVERHEAD   IFICATIONS  RESULTS   OPERATIONS
                            --------------------------------------------------------------------------------------------------------
Total interest income         $ 454,053    1,182      990      110         --     456,335    1,875        (533)      597    458,274
Interest expense                384,793       --       --        1         --     384,794    9,614        (533)       --    393,875
                              ---------- -------- -------- --------   --------  ---------- --------   --------- ---------  ---------
  Net interest income            69,260    1,182      990      109         --      71,541   (7,739)         --       597     64,399

Less provision for loan
  losses                         18,340       --       --       --         --      18,340       --          --        --     18,340
                              ---------- -------- -------- --------   --------   ---------- --------  --------- ---------  ---------
  Net interest income after
     provisionfor loan losses    50,920    1,182      990      109         --      53,201   (7,739)         --       597     46,059
                              ---------- -------- -------- --------   --------  ---------- --------   --------- ---------  ---------

Other income (expense):
  Loan and guarantee servicing
    income                          170   32,870       --       --         --      33,040       --          --        --     33,040
  Other fee-based income          3,526       --   10,316   23,471         --      37,313      712          --        --     38,025
  Software services income           --       --       --      169      5,257       5,426       --          --        --      5,426
  Other income                    1,673       --       31       --         --       1,704    5,816          --        --      7,520
  Intersegment revenue               --   22,237      168      (37)     4,805      27,173    1,492     (28,665)       --         --
  Derivative market value,
     foreign currency,
     and put option adjustments      --       --       --       --         --          --       --          --    18,449     18,449
  Derivative settlements, net    (4,065)      --       --       --         --      (4,065)   1,729          --        --     (2,336)
                               --------- -------- -------- --------   --------  ---------- --------  ---------- --------- ----------
   Total other income (expense)   1,304   55,107   10,515   23,603     10,062     100,591    9,749     (28,665)   18,449    100,124
                               --------- -------- -------- --------   --------  ---------- --------   --------- --------- ----------

Operating expenses:
  Salaries and benefits           6,154   21,961    5,312    8,095      6,537      48,059    9,691       2,292       503     60,545
  Restructure expense -
     severance and contract
     termination costs            1,921    1,231       --      737         58       3,947    1,009      (4,956)       --         --
  Impairment of assets           28,291       --       --   11,401         --      39,692    9,812          --        --     49,504
  Other expenses                  7,429    8,565    2,029   13,809        689      32,521   19,822         168    10,885     63,396
  Intersegment expenses          20,924    1,613      (15)      67        147      22,736    3,433     (26,169)       --         --
                               --------- -------- -------- --------   --------  ---------- --------   --------- --------- ----------
     Total operating expenses    64,719   33,370    7,326   34,109      7,431     146,955   43,767     (28,665)   11,388    173,445
                               --------- -------- -------- --------   --------  ---------- --------   --------- --------- ----------

     Income (loss) before
       income taxes             (12,495)  22,919    4,179  (10,397)     2,631       6,837  (41,757)         --     7,658    (27,262)
Income tax expense
 (benefit) (a)                   (4,748)   8,709    1,588   (3,951)     1,000       2,598  (16,233)         --     2,971    (10,664)
                               --------- -------- -------- --------   --------  ---------- --------   --------- --------- ----------
     Net income (loss)
     from continuing operations  (7,747)  14,210    2,591   (6,446)     1,631       4,239  (25,524)         --     4,687    (16,598)
Income (loss) from discontinued
  operations, net of tax             --       --       --       --         --          --       --          --       909        909
                               --------- -------- -------- --------   --------  ---------- --------   --------- --------- ----------
        Net income (loss)      $ (7,747)  14,210    2,591   (6,446)     1,631       4,239  (25,524)         --     5,596    (15,689)
                               ========= ======== ======== ========   ========  ========== ========   ========= ========= ==========

       (a) Income taxes are based on a percentage of net income before tax for the individual operating segment.


                                                              THREE MONTHS ENDED SEPTEMBER 30, 2006
                            --------------------------------------------------------------------------------------------------------
                                        STUDENT   TUITION  ENROLLMENT                                          "BASE NET
                              ASSET      LOAN     PAYMENT   SERVICES   SOFTWARE         CORPORATE  ELIMINATION   INCOME"     GAAP
                            GENERATION    AND    PROCESSING   AND        AND             ACTIVITY      AND     ADJUSTMENTS RESULTS
                               AND      GUARANTY AND CAMPUS   LIST    TECHNICAL  TOTAL     AND      RECLASS-    TO GAAP       OF
                            MANAGEMENT SERVICING COMMERCE  MANAGEMENT SERVICES  SEGMENTS OVERHEAD   IFICATIONS  RESULTS   OPERATIONS
                            --------------------------------------------------------------------------------------------------------
Total interest income        $  402,014    2,471    1,098      144       24     405,751      498      (175)         --      406,074
Interest expense                327,166       --        3       --       --     327,169    6,772      (175)         --      333,766
                              ---------- -------- -------- -------- --------  ---------- -------- --------- ----------   ----------
  Net interest income            74,848    2,471    1,095      144       24      78,582   (6,274)       --          --       72,308

Less provision for loan losses    1,700       --       --       --       --       1,700       --        --          --        1,700
                              ---------- ----------------- -------- --------  ---------- -------- --------- ----------   ----------
  Net interest income
     after provision
     for loan losses             73,148    2,471    1,095      144       24      76,882   (6,274)       --          --       70,608
                              ---------- -------- -------- -------- --------  ---------- -------- --------- ----------   ----------

Other income (expense):
  Loan and guarantee
    servicing income                 --   32,212       --       --       --      32,212       --        --          --       32,212
  Other fee-based income          2,538       --    8,810   19,873       --      31,221       --        --          --       31,221
  Software services income           67       --       --       52    4,280       4,399       --        --          --        4,399
  Other income                   12,917        7       --       --       --      12,924      654        --          --       13,578
  Intersegment revenue               --   15,831      137       (9)   4,629      20,588      310   (20,898)         --           --
  Derivative market value,
     foreign currency,
     and put option adjustments      --       --       --       --       --          --       --        --     (79,908)     (79,908)
  Derivative settlements, net     6,966       --       --       --       --       6,966   (1,993)       --          --        4,973
                              ---------- -------- -------- -------- --------  ---------- ------------------ ----------   ----------
     Total other income
       (expense)                 22,488   48,050    8,947   19,916    8,909     108,310   (1,029)  (20,898)    (79,908)       6,475
                              ---------- -------- -------- -------- --------  ---------- -------- --------- ----------   ----------

Operating expenses:
  Salaries and benefits          14,367   20,320    4,285    5,437    5,736      50,145   10,052    (3,539)        476       57,134
  Other expenses                 11,627    8,495    1,901   13,344      766      36,133   14,832        --       6,189       57,154
  Intersegment expenses          12,813    3,729      497       --       --      17,039      320   (17,359)         --           --
                              ---------- -------- -------- -------- --------  ---------- -------- --------- ----------   ----------
     Total operating expenses    38,807   32,544    6,683   18,781    6,502     103,317   25,204   (20,898)      6,665      114,288
                              ---------- -------- -------- -------- --------  ---------- -------- --------- ----------   ----------

     Income (loss) before income 56,829   17,977    3,359    1,279    2,431      81,875  (32,507)       --     (86,573)     (37,205)
Income tax expense
 (benefit) (a)                   21,595    6,831    1,276      486      924      31,112  (13,302)       --     (31,554)     (13,744)
                               ---------- -------- -------- -------- --------  ---------- -------- --------- ----------   ----------
     Net income (loss)
     from continuing operations  35,234   11,146    2,083      793    1,507      50,763  (19,205)       --     (55,019)     (23,461)
Income (loss) from
  discontinued operations,
  net of tax                         --       --       --       --       --          --       --        --       1,107        1,107
                              ---------- -------- -------- -------- --------  ---------- -------- --------- ----------   ----------
     Net income (loss)         $ 35,234   11,146    2,083      793    1,507      50,763  (19,205)       --     (53,912)     (22,354)
                              ========== ======== ======== ======== ========  ========== ======== ========= ==========   ==========


        (a) Income taxes are based on a percentage of net income before tax for the individual operating segment.


                                                              NINE MONTHS ENDED SEPTEMBER 30, 2007
                            --------------------------------------------------------------------------------------------------------
                                        STUDENT   TUITION  ENROLLMENT                                          "BASE NET
                              ASSET      LOAN     PAYMENT   SERVICES   SOFTWARE         CORPORATE ELIMINATION   INCOME"     GAAP
                            GENERATION    AND    PROCESSING   AND        AND             ACTIVITY      AND     ADJUSTMENTS RESULTS
                               AND      GUARANTY AND CAMPUS   LIST    TECHNICAL  TOTAL     AND      RECLASS-    TO GAAP       OF
                            MANAGEMENT SERVICING COMMERCE  MANAGEMENT SERVICES  SEGMENTS OVERHEAD   IFICATIONS  RESULTS   OPERATIONS
                            --------------------------------------------------------------------------------------------------------
Total interest income         1,301,947    4,607    2,670      290        18  1,309,532    6,230    (3,737)        597    1,312,622
Interest expense              1,084,792       --        7        5        --  1,084,804   31,196    (3,737)         --    1,112,263
                              ---------- -------- -------- -------- --------- ---------- -------- --------- ----------   ----------
  Net interest income           217,155    4,607    2,663      285        18    224,728  (24,966)       --         597      200,359

Less provision for loan losses   23,628       --       --       --        --     23,628       --        --          --       23,628
                              ---------- -------- -------- -------- --------- ---------- -------- --------- ----------   ----------
  Net interest income after
     provision
     for loan losses            193,527    4,607    2,663      285        18    201,100  (24,966)       --         597      176,731
                              ---------- -------- -------- -------- --------- ---------- -------- --------- ----------   ----------

Other income (expense):
  Loan and guarantee
    servicing income                288   94,828       --       --        --     95,116       --        --          --       95,116
  Other fee-based income         10,511       --   31,492   73,341        --    115,344      972        --          --      116,316
  Software services income           --       --       --      456    16,566     17,022       --        --          --       17,022
  Other income                    7,617       11       59       --        --      7,687    9,649        --          --       17,336
  Intersegment revenue               --   58,821      508      891    13,026     73,246    7,608   (80,854)         --           --
  Derivative market value,
    foreign currency,
    and put option adjustments       --       --       --       --        --         --       --        --      11,866       11,866
  Derivative settlements, net    (4,950)      --       --       --        --     (4,950)  12,050        --          --        7,100
                              ---------- -------- -------- -------- --------- ---------- -------- --------- ----------   ----------
     Total other income
      (expense)                  13,466  153,660   32,059   74,688    29,592    303,465   30,279   (80,854)     11,866      264,756
                              ---------- -------- -------- -------- --------- ---------- -------- --------- ----------   ----------

Operating expenses:
   Salaries and benefits         20,600   66,988   15,312   26,486    18,869    148,255   34,669    (2,370)      1,456      182,010
   Restructure expense -
      severance and contract
      termination costs           1,921    1,231       --      737        58      3,947    1,009    (4,956)         --           --
   Impairment of assets          28,291       --       --   11,401        --     39,692    9,812        --          --       49,504
   Other expenses                22,940   26,219    6,522   42,957     2,224    100,862   58,762       168      24,014      183,806
   Intersegment expenses         59,594    8,681      384      252       550     69,461    4,235   (73,696)         --           --
                              ---------- -------- -------- -------- --------- ---------- -------- --------- ----------   ----------
      Total operating expenses  133,346  103,119   22,218   81,833    21,701    362,217  108,487   (80,854)     25,470      415,320
                              ---------- -------- -------- -------- --------- ---------- -------- --------- ----------   ----------

      Income (loss) before
        income taxes             73,647   55,148   12,504   (6,860)    7,909    142,348 (103,174)       --     (13,007)      26,167
Income tax expense
  (benefit) (a)                  27,986   20,956    4,752   (2,607)    3,006     54,093  (40,059)       --      (4,128)       9,906
                              ---------- -------- -------- -------- --------- ---------- -------- --------- ----------   ----------
     Net income (loss)
     from continuing
     operations                  45,661   34,192    7,752   (4,253)    4,903     88,255  (63,115)       --      (8,879)      16,261
Income (loss) from
  discontinued operations,
  net of tax                         --       --       --       --        --         --       --        --      (2,416)      (2,416)
                              ---------- -------- -------- -------- --------- ---------- -------- --------- ----------   ----------
     Net income (loss)        $  45,661   34,192    7,752   (4,253)    4,903     88,255  (63,115)       --     (11,295)      13,845
                              ========== ======== ======== ======== ========= ========== ======== ========= ==========   ==========


     (a) Income taxes are based on a percentage of net income before tax for the individual operating segment.


                                                              NINE MONTHS ENDED SEPTEMBER 30, 2006
                            --------------------------------------------------------------------------------------------------------
                                        STUDENT   TUITION  ENROLLMENT                                          "BASE NET
                              ASSET      LOAN     PAYMENT   SERVICES   SOFTWARE         CORPORATE  ELIMINATION   INCOME"     GAAP
                            GENERATION    AND    PROCESSING   AND        AND             ACTIVITY      AND     ADJUSTMENTS RESULTS
                               AND      GUARANTY AND CAMPUS   LIST    TECHNICAL  TOTAL     AND      RECLASS-    TO GAAP       OF
                            MANAGEMENT SERVICING COMMERCE  MANAGEMENT SERVICES  SEGMENTS OVERHEAD   IFICATIONS  RESULTS   OPERATIONS
                            --------------------------------------------------------------------------------------------------------
Total interest income        $1,128,285    5,905    2,685      356       67  1,137,298    1,483      (579)        --     1,138,202
Interest expense                876,259       --        5       --       --    876,264   17,874      (579)        --       893,559
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------
  Net interest income           252,026    5,905    2,680      356       67    261,034  (16,391)       --         --       244,643

Less provision for
  loan losses                    13,508       --       --       --       --     13,508       --        --         --        13,508
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------
  Net interest income after
     provision
     for loan losses            238,518    5,905    2,680      356       67    247,526  (16,391)       --         --       231,135
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------

Other income (expense):
  Loan and guarantee
    servicing income                 --   91,428       --       --       --     91,428       --        --         --        91,428
  Other fee-based income          8,472       --   25,483   31,495       --     65,450       --        --         --        65,450
  Software services income          182        1       --       92   11,551     11,826       --        --         --        11,826
  Other income                   16,720       68       --       --       --     16,788    1,683        --         --        18,471
  Intersegment revenue               --   46,015      365      756   13,014     60,150      506   (60,656)        --            --
  Derivative market value,
     foreign currency,
     and put option adjustments      --       --       --       --       --         --       --        --    (11,565)      (11,565)
  Derivative settlements, net    18,412       --       --       --       --     18,412   (1,993)       --         --        16,419
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------
     Total other income
      (expense)                  43,786  137,512   25,848   32,343   24,565    264,054      196   (60,656)   (11,565)      192,029
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------

Operating expenses:
  Salaries and benefits          39,776   62,426   13,087    8,549   15,709    139,547   28,864    (8,296)     1,271       161,386
  Other expenses                 38,628   24,106    6,157   16,047    2,214     87,152   42,956        --     17,304       147,412
  Intersegment expenses          38,959    9,386      497       --       --     48,842    3,518   (52,360)        --            --
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------
     Total operating expenses   117,363   95,918   19,741   24,596   17,923    275,541   75,338   (60,656)    18,575       308,798
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------

     Income (loss) before
      income taxes              164,941   47,499    8,787    8,103    6,709    236,039  (91,533)       --    (30,140)      114,366
Income tax expense
 (benefit) (a)                   62,678   18,049    3,338    3,079    2,549     89,693  (37,355)       --    (10,002)       42,336
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------
     Net income (loss)
      before minority interest  102,263   29,450    5,449    5,024    4,160    146,346  (54,178)       --    (20,138)       72,030
Minority interest in
  subsidiary income                  --       --     (242)      --       --       (242)      --        --         --          (242)
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------
     Net income (loss)
         from continuing
         operations             102,263   29,450    5,207    5,024    4,160    146,104  (54,178)       --    (20,138)       71,788
Income (loss) from
discontinued operations,
net of tax                           --       --       --       --       --         --       --        --      3,677         3,677
                              ---------- -------- -------- -------- -------- ---------- --------  -------- ----------   -----------
     Net income (loss)       $  102,263   29,450    5,207    5,024    4,160    146,104  (54,178)       --    (16,461)       75,465
                              ========== ======== ======== ======== ======== ========== ========  ======== ==========   ===========


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

The adjustments required to reconcile from the Company's "base net income" measure to its GAAP results of operations relate to differing treatments for derivatives, foreign currency transaction adjustments, discontinued operations, and certain other items that management does not consider in evaluating the Company's operating results. The following table reflects adjustments associated with these areas by operating segment and Corporate Activity and Overhead for the three and nine months ended September 30, 2007 and 2006:


                                                           STUDENT        TUITION      ENROLLMENT
                                              ASSET          LOAN         PAYMENT       SERVICES     SOFTWARE    CORPORATE
                                            GENERATION       AND         PROCESSING        AND         AND       ACTIVITY
                                               AND         GUARANTY      AND CAMPUS       LIST      TECHNICAL       AND
                                            MANAGEMENT    SERVICING       COMMERCE     MANAGEMENT    SERVICES    OVERHEAD   TOTAL
                                            ----------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED SEPTEMBER 30, 2007
                                            ----------------------------------------------------------------------------------------
Derivative market value, foreign currency,
      and put option adjustments           $   (20,017)         --            --             --          --       1,568    (18,449)
Amortization of intangible assets                1,372       1,350         1,434          6,442         287          --     10,885
Non-cash stock based compensation related                                                                --
      to business combinations                      --          --            --             --          --         503        503
Variable-rate floor income                        (597)         --            --             --          --          --       (597)
Income (loss) from discontinued
  operations, net of tax                            --        (909)           --             --          --          --       (909)
Net tax effect (a)                               7,312        (513)         (545)        (2,448)       (109)       (726)     2,971
                                            -----------  ------------  ------------- ------------ ----------- ----------- ----------
Total adjustments to GAAP                  $   (11,930)        (72)          889          3,994         178       1,345     (5,596)
                                            ===========  ============  ============= ============ =========== =========== ==========

                                                                       THREE MONTHS ENDED SEPTEMBER 30, 2006
                                            ----------------------------------------------------------------------------------------
Derivative market value, foreign currency,
      and put option adjustments           $    76,404          --            --             --          --       3,504     79,908
Amortization of intangible assets                2,228       1,038         1,305          1,498         120          --      6,189
Non-cash stock based compensation related
      to business combinations                      --          --            --             --          --         476        476
Variable-rate floor income                          --          --            --             --          --          --         --
Income (loss) from discontinued
  operations, net of tax                            --      (1,107)           --             --          --          --     (1,107)
Net tax effect (a)                             (29,880)       (382)         (496)          (569)        (46)       (181)   (31,554)
                                            -----------  ------------  ------------- ------------ ----------- ----------- ----------
Total adjustments to GAAP                  $    48,752        (451)          809            929          74       3,799     53,912
                                            ===========  ============  ============= ============ =========== =========== ==========



                                                                         NINE MONTHS ENDED SEPTEMBER 30, 2007
                                            ----------------------------------------------------------------------------------------

Derivative market value, foreign currency,
      and put option adjustments           $    (7,801)         --            --             --          --      (4,064)   (11,866)
Amortization of intangible assets                5,197       3,744         4,372          9,797         904          --     24,014
Non-cash stock based compensation related                                                                --
      to business combinations                      --          --            --             --          --       1,456      1,456
Variable-rate floor income                        (597)         --            --             --          --          --       (597)
Income (loss) from discontinued
  operations, net of tax                            --       2,416            --             --          --          --      2,416
Net tax effect (a)                               1,216      (1,423)       (1,661)        (3,723)       (343)      1,806     (4,128)
                                            -----------  ------------  ------------- ------------ ----------- ----------- ----------
Total adjustments to GAAP                  $    (1,985)      4,737         2,711          6,074         561        (803)    11,295
                                            ===========  ============  ============= ============ =========== =========== ==========

                                                                         NINE MONTHS ENDED SEPTEMBER 30, 2006
                                            ----------------------------------------------------------------------------------------
Derivative market value, foreign currency,
      and put option adjustments           $     7,744          --            --             --          --       3,821     11,565
Amortization of intangible assets                6,684       3,369         4,173          2,718         360          --     17,304
Non-cash stock based compensation related
      to business combinations                      --          --            --             --          --       1,271      1,271
Variable-rate floor income                          --          --            --             --          --          --         --
Income (loss) from discontinued
  operations, net of tax                            --      (3,677)           --             --          --          --     (3,677)
Net tax effect (a)                              (5,482)     (1,281)       (1,585)        (1,033)       (138)       (483)   (10,002)
                                            -----------  ------------  ------------- ------------ ----------- ----------- ----------
Total adjustments to GAAP                  $     8,946      (1,589)        2,588          1,685         222       4,609     16,461
                                            ===========  ============  ============= ============ =========== =========== ==========

DIFFERENCES BETWEEN GAAP AND "BASE NET INCOME"


Management's financial planning and evaluation of operating results does not take into account the following items because their volatility and/or inherent uncertainty affect the period-to-period comparability of the Company's results of operations. A more detailed discussion of the differences between GAAP and "base net income" follows.


DERIVATIVE MARKET VALUE, FOREIGN CURRENCY, AND PUT OPTION ADJUSTMENTS: "Base net income" excludes the periodic unrealized gains and losses that are caused by the change in fair value on derivatives in which the Company does not qualify for "hedge treatment" under GAAP. SFAS No. 133 requires that changes in fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria, as specified by SFAS No. 133, are met. The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative instruments primarily used by the Company include interest rate swaps, basis swaps, interest rate floor contracts, and cross-currency interest rate swaps. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the Company does not qualify its derivatives for "hedge treatment" as defined by SFAS No. 133, and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. The Company believes these point-in-time estimates of asset and liability values that are subject to interest rate fluctuations make it difficult to evaluate the ongoing results of operations against its business plan and affect the period-to-period comparability of the results of operations. Included in "base net income" are the economic effects of the Company's derivative instruments, which includes any cash paid or received being recognized as an expense or revenue upon actual derivative settlements. These settlements are included in "Derivative market value, foreign currency, and put option adjustments and derivative settlements, net" on the Company's consolidated statements of operations.


"Base net income" excludes the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars. In connection with the issuance of the Euro-denominated bonds, the Company has entered into cross-currency interest rate swaps. Under the terms of these agreements, the principal payments on the Euro-denominated notes will effectively be paid at the exchange rate in effect at the issuance date of the bonds. The cross-currency interest rate swaps also convert the floating rate paid on the Euro-denominated bonds (EURIBOR index) to an index based on LIBOR. Included in "base net income" are the economic effects of any cash paid or received being recognized as an expense or revenue upon actual settlements of the cross-currency interest rate swaps. These settlements are included in "Derivative market value, foreign currency, and put option adjustments and derivative settlements, net" on the Company's consolidated statements of operations. However, the gains or losses caused by the re-measurement of the Euro-denominated bonds to U.S. dollars and the change in market value of the cross-currency interest rate swaps are excluded from "base net income" as the Company believes the point-in-time estimates of value that are subject to currency rate fluctuations related to these financial instruments make it difficult to evaluate the ongoing results of operations against the Company's business plan and affect the period-to-period comparability of the results of operations. The re-measurement of the Euro-denominated bonds correlates with the change in fair value of the cross-currency interest rate swaps. However, the Company will experience unrealized gains or losses related to the cross-currency interest rate swaps if the two underlying indices (and related forward curve) do not move in parallel.


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


The gains and/or losses included in "Derivative market value, foreign currency, and put option adjustments and derivative settlements, net" on the Company's consolidated statements of operations are primarily caused by interest rate and currency volatility, changes in the value of put options based on the inputs used in the Black-Scholes pricing model, as well as the volume and terms of put options and of derivatives not receiving hedge treatment. "Base net income" excludes these unrealized gains and losses and isolates the effect of interest rate, currency, and put option volatility on the fair value of such instruments during the period. Under GAAP, the effects of these factors on the fair value of the put options and the derivative instruments (but not the underlying hedged item) tend to show more volatility in the short term.


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


VARIABLE-RATE FLOOR INCOME: Loans that reset annually on July 1 can generate excess spread income compared with the rate based on the special allowance payment formula in declining interest rate environments. The Company refers to this additional income as variable-rate floor income. The Company excludes variable-rate floor income from its base net income since its timing and amount (if any) is uncertain, it has been eliminated by legislation for all loans originated on and after April 1, 2006, and it is in excess of expected spreads. In addition, because variable-rate floor income is subject to the underlying rate for the subject loans being reset annually on July 1, it is a factor beyond the Company's control which can affect the period-to-period comparability of results of operations.

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

STUDENT LOAN PORTFOLIO

The table below outlines the components of the Company's student loan portfolio:

                                       AS OF SEPTEMBER 30, 2007   AS OF DECEMBER 31, 2006
                                       ------------------------   ------------------------
                                         DOLLARS      PERCENT        DOLLARS      PERCENT
                                       -------------  ---------   --------------  --------
Federally insured:
    Stafford                            $ 6,683,801       25.1 %    $ 5,724,586      24.1 %
    PLUS/SLS                                419,940        1.6          365,112       1.5
    Consolidation                        18,824,726       70.9       17,127,623      72.0
Non-federally insured                       251,503        0.9          197,147       0.8
                                       -------------  ---------   --------------  --------
        Total                            26,179,970       98.5       23,414,468      98.4
Unamortized premiums and deferred
    origination costs                       460,167        1.7          401,087       1.7
Allowance for loan losses:
    Allowance - federally insured           (23,907)      (0.1)          (7,601)     (0.0)
    Allowance - non-federally insured       (20,107)      (0.1)         (18,402)     (0.1)
                                       -------------  ---------   --------------  --------
         Net                            $26,596,123      100.0 %   $ 23,789,552     100.0 %
                                       =============  =========   ==============  ========

The Company's net student loan assets have increased $2.8 billion, or 11.8%, to $26.6 billion as of September 30, 2007 compared to $23.8 billion as of December 31, 2006.

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

                                              THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------   -------------------------------
                                                   2007              2006            2007             2006
                                              --------------    --------------   -------------   ---------------
Beginning balance                             $  25,746,000        22,012,670      23,414,468        19,912,955
Direct channel:
    Consolidation loan originations                 914,842         1,493,981       2,815,791         3,563,910
    Less consolidation of existing portfolio       (537,539)         (726,700)     (1,450,326)       (1,727,900)
                                              --------------    --------------   -------------   ---------------
      Net consolidation loan originations           377,303           767,281       1,365,465         1,836,010
    Stafford/PLUS loan originations                 426,740           385,997         923,450           843,162
Branding partner channel (a) (b)                    125,220            94,229         583,213           841,258
Forward flow channel                                178,226           336,775         946,342         1,268,288
Other channels (b)                                   24,373             2,070         791,087           480,528
                                              --------------    --------------   -------------   ---------------
    Total channel acquisitions                    1,131,862         1,586,352       4,609,557         5,269,246

Repayments, claims, capitalized
    interest, and other                            (192,700)         (368,789)       (826,066)       (1,187,813)
Consolidation loans lost to external parties       (200,719)         (342,400)       (627,473)         (923,600)
Loans sold                                          (17,661)         (353,172)       (103,704)         (536,127)
Participations, net                                (286,812)               --        (286,812)               --
                                              --------------    --------------   -------------   ---------------
Ending balance                                $  26,179,970        22,534,661      26,179,970        22,534,661
                                              ==============    ==============   =============   ===============

(a) Included in the branding partner channel are private loan originations of $22.1 million and $84.2 million for the three and nine months ended September 30, 2007, respectively, and $14.9 million and $36.0 million for the three and nine months ended September 30, 2006, respectively.

(b) Included in other channels for the nine months ended September 30, 2006 is $190.1 million of acquisitions that were previously presented as branding partner channel acquisitions. This reclassification was made for comparative purposes due to the nature of the transactions.


The Company has relationships with many large financial and educational institutions that are active in the education finance industry. Loss of a relationship with an institution from which the Company directly or indirectly acquires a significant volume of student loans could result in an adverse effect on the volume derived from its various channels.

Nova Southeastern University ("Nova"), a school-as-lender customer, has elected not to renew their existing contract with the Company, which expired in December 2006. Total loans acquired from Nova were $11.9 million and $42.8 million for the three and nine months ended September 30, 2007, respectively, and $74.9 million and $236.7 million for the three and nine months ended September 30, 2006, respectively, and $275.6 million for the year ended December 31, 2006. Loans acquired from Nova are included in the forward flow channel in the above table.

On September 27, 2007, the President signed into law the College Cost Reduction Act. The adoption of the Act has resulted in a reduction in the yields on student loans and, accordingly, a reduction in the amount of the premium the Company will be able to pay lenders under its forward flow commitments and branding partner arrangements. As a result, the Company has been working with its forward flow and branding partner clients to renegotiate the premiums payable under its agreements. There can be no assurance that the Company will be successful in renegotiating the premiums under these agreements and, accordingly, the Company may be required to terminate commitments which are not economically reasonable. As a result, the Company may experience a decrease in its forward flow and branding partner loan volume. The Company has also had to terminate its affinity and referral programs and accordingly may experience a decrease in loan volume as a result.

As part of the Company's asset management strategy, the Company periodically sells student loan portfolios to third parties. During the three and nine months ended September 30, 2007 and 2006, the Company sold $17.7 million and $103.7 million, and $353.2 million and $536.1 million (par value), respectively, of student loans resulting in the recognition of gains of $0.5 million and $3.3 million, and $11.7 million and $13.5 million, respectively.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company's allowance for loan losses is presented in the following table:

                                                                      THREE MONTHS                  NINE MONTHS
                                                                   ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                               ---------------------------  --------------------------
                                                                   2007          2006          2007           2006
                                                               ------------  -------------  ------------  ------------
Balance at beginning of period                                 $    27,140         24,180        26,003        13,390
Provision for loan losses:
     Federally insured loans                                        17,040            800        20,158         8,268
     Non-federally insured loans                                     1,300            900         3,470         5,240
                                                               ------------  -------------  ------------  ------------
        Total provision for loan losses                             18,340          1,700        23,628        13,508
Charge-offs, net of recoveries:
     Federally insured loans                                        (1,327)          (284)       (3,852)         (849)
     Non-federally insured loans                                      (139)          (502)         (594)         (955)
                                                               ------------  -------------  ------------  ------------
Net charge-offs                                                     (1,466)          (786)       (4,446)       (1,804)
Sale of non-federally insured loans                                     --             --        (1,171)           --
                                                               ------------  -------------  ------------  ------------
Balance at end of period                                       $    44,014         25,094        44,014        25,094
                                                               ============  =============  ============  ============
Allocation of the allowance for loan losses:
     Federally insured loans                                   $    23,907          7,517        23,907         7,517
     Non-federally insured loans                                    20,107         17,577        20,107        17,577
                                                               ------------  -------------  ------------  ------------
        Total allowance for loan losses                        $    44,014         25,094        44,014        25,094
                                                               ============  =============  ============  ============

Net loan charge-offs as a percentage of average student loans        0.023 %        0.014 %       0.024 %       0.011 %
Total allowance as a percentage of average student loans             0.170 %        0.113 %       0.177 %       0.118 %
Total allowance as a percentage of ending balance
  of student loans                                                   0.168 %        0.111 %       0.168 %       0.111 %
Non-federally insured allowance as a percentage of the ending
     balance of non-federally insured loans                          7.995 %        9.740 %       7.995 %       9.740 %
Average student loans                                          $25,866,660     22,170,118    24,799,585    21,268,972
Ending balance of student loans                                 26,179,970     22,534,661    26,179,970    22,534,661
Ending balance of non-federally insured loans                      251,503        180,462       251,503       180,462

During the three months ended March 31, 2006, the Company recognized a $6.9 million provision on its federally insured portfolio as a result of HERA which was enacted into law on February 8, 2006. During the three months ended September 30, 2007, the Company recorded an expense of $15.7 million to increase the Company's allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program.

Delinquencies have the potential to adversely impact the Company's earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company's student loan delinquency amounts:

                                             AS OF SEPTEMBER 30, 2007    AS OF DECEMBER 31, 2006
                                             ------------------------  ------------------------
                                               DOLLARS       PERCENT     DOLLARS        PERCENT
                                             --------------  --------  --------------   -------
Federally Insured Loans:
    Loans in-school/grace/deferment(1)        $  7,752,839              $  6,271,558
    Loans in forebearance(2)                     2,911,031                 2,318,184
    Loans in repayment status:
       Loans current                            13,354,390      87.5 %    12,944,768      88.5 %
       Loans delinquent 31-60 days(3)              631,940       4.1         623,439       4.3
       Loans delinquent 61-90 days(3)              328,251       2.2         299,413       2.0
       Loans delinquent 91 days or greater(4)      950,016       6.2         759,959       5.2
                                             --------------  --------  --------------   -------
          Total loans in repayment              15,264,597     100.0 %    14,627,579     100.0 %
                                             --------------  ========  --------------   =======
          Total federally insured loans       $ 25,928,467              $ 23,217,321
                                             ==============            ==============
NON-FEDERALLY INSURED LOANS:
    Loans in-school/grace/deferment(1)        $    118,390              $     83,973
    Loans in forebearance(2)                         8,731                     6,113
    Loans in repayment status:
       Loans current                               116,445      93.6 %       101,084      94.4 %
       Loans delinquent 31-60 days(3)                3,816       3.1           2,681       2.5
       Loans delinquent 61-90 days(3)                1,940       1.5           1,233       1.2
       Loans delinquent 91 days or greater(4)        2,181       1.8           2,063       1.9
                                             --------------  --------  --------------   -------
          Total loans in repayment                 124,382     100.0 %       107,061     100.0 %
                                             --------------  ========  --------------   =======
          Total non-federally insured loans   $    251,503              $    197,147
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

STUDENT LOAN SPREAD ANALYSIS

The following table analyzes the student loan spread on the Company's portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

                                                    THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------   -------------------------------
                                                         2007               2006           2007              2006
                                                    --------------   ---------------   -------------   ---------------
Student loan yield                                           7.83 %            7.91 %          7.87 %            7.84 %
Consolidation rebate fees                                   (0.76)            (0.72)          (0.77)            (0.71)
Premium and deferred origination costs amortization         (0.36)            (0.39)          (0.36)            (0.41)
                                                    --------------   ---------------   -------------   ---------------
Student loan net yield                                       6.71              6.80            6.74              6.72
Student loan cost of funds (a)                              (5.65)            (5.32)          (5.54)            (4.99)
                                                    --------------   ---------------   -------------   ---------------
Student loan spread                                          1.06              1.48            1.20              1.73
Variable-rate floor income                                  (0.01)               --              --                --
Special allowance yield adjustment, net of
      settlements on derivatives (b)                           --             (0.14)             --             (0.28)
                                                    --------------   ---------------   -------------   ---------------
Core student loan spread                                     1.05 %            1.34 %          1.20 %            1.45 %
                                                    ==============   ===============   =============   ===============

Average balance of student loans                    $  25,866,660        22,170,118      24,799,585        21,268,972
Average balance of debt outstanding                    27,321,874        23,881,928      26,293,342        22,984,011

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


The compression of the Company's core student loan spread during the three and nine month periods ended September 30, 2007 compared to the same periods in 2006 has been primarily due to (i) the increase in the cost of debt as a result of the disruptions in the debt and secondary capital markets in the third quarter of 2007; (ii) an increase in lower yielding consolidation loans and an increase in the consolidation rebate fees; and (iii) the elimination of 9.5% special allowance payments on non-special allowance yield adjustment student loans as a result of the Settlement Agreement with the Department. Additional compression during the nine month period ended September 30, 2007 compared to the nine months ended September 30, 2006 was due to the mismatch in the reset frequency between the Company's floating rate assets and floating rate liabilities. The Company's core student loan spread benefited in the rising interest rate environment for the first six months in 2006 because the Company's cost of funds reset periodically on a discrete basis, in advance, while the Company's student loans received a yield based on the average daily interest rate over the period. As interest rates remained relatively flat during the first six months of 2007, as compared to the same period in 2006, the Company did not benefit from the rate reset discrepancy of its assets and liabilities contributing to the compression.

As noted in Item 3, "Quantitative and Qualitative Disclosures about Market Risk", the Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating floor income which is included in its core student loan spread. The majority of these loans are consolidation loans that earn the greater of the borrower rate or 2.64% above the average commercial paper rate during the calendar quarter. When excluding floor income, the Company's core student loan spread was 1.04% and 1.16% for the three and nine months ended September 30, 2007, respectively, and 1.20% and 1.29% for the same periods in 2006, respectively.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

                                             THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------  ----------------------------------
                                                2007        2006     $ Change      2007        2006     $ Change
                                             ----------  ---------   ---------  ----------  ---------- ----------
Net interest income after the provision
  for loan losses                            $  50,920     73,148     (22,228)    193,527     238,518    (44,991)

Loan and guarantee servicing income                170         --         170         288          --        288
Other fee-based income                           3,526      2,538         988      10,511       8,472      2,039
Software services income                            --         67         (67)         --         182       (182)
Other income                                     1,673     12,917     (11,244)      7,617      16,720     (9,103)
Derivative settlements, net                     (4,065)     6,966     (11,031)     (4,950)     18,412    (23,362)
                                             ----------  ---------   ---------  ----------  ---------- ----------
  Total other income                             1,304     22,488     (21,184)     13,466      43,786    (30,320)

Salaries and benefits                            6,154     14,367      (8,213)     20,600      39,776    (19,176)
Restructure expense - severance and contract
    termination costs                            1,921         --       1,921       1,921          --      1,921
Impairment of assets                            28,291         --      28,291      28,291          --     28,291
Other expenses                                   7,429     11,627      (4,198)     22,940      38,628    (15,688)
Intersegment expenses                           20,924     12,813       8,111      59,594      38,959     20,635
                                             ----------  ---------   ---------  ----------  ---------- ----------
  Total operating expenses                      64,719     38,807      25,912     133,346     117,363     15,983
                                             ----------  ---------   ---------  ----------  ---------- ----------

  "Base net income (loss)" before income taxes (12,495)    56,829     (69,324)     73,647     164,941    (91,294)
Income tax expense (benefit)                    (4,748)    21,595     (26,343)     27,986      62,678    (34,692)
                                             ----------  ---------   ---------  ----------  ---------- ----------
  "Base net income (loss)"                   $  (7,747)    35,234     (42,981)     45,661     102,263    (56,602)
                                             ==========  =========   =========  ==========  ========== ==========

After Tax Operating Margin                       (14.8%)     36.8%                   22.1%       36.2%

After Tax Operating Margin -
  excluding restructure expense,
  impairment of assets, and provision
  for loan losses related to the loss of
  Exceptional Performer                           39.7%      36.8%                   35.8%       36.2%

NET INTEREST INCOME AFTER THE PROVISION FOR LOAN LOSSES

                                                THREE MONTHS
                                             ENDED SEPTEMBER 30,            CHANGE
                                           -----------------------   ---------------------
                                              2007       2006         DOLLARS    PERCENT
                                           ----------  -----------   ---------  ----------
Loan interest                              $ 509,596      441,678      67,918       15.38 %
Consolidation rebate fees                    (49,492)     (39,973)     (9,519)     (23.81)
Amortization of loan premiums and
  deferred origination costs                 (23,450)     (21,569)     (1,881)      (8.72)
                                           ----------  -----------   ---------  ----------
Total loan interest                          436,654      380,136      56,518       14.87
Investment interest                           17,399       21,878      (4,479)     (20.47)
                                           ----------  -----------   ---------  ----------
  Total interest income                      454,053      402,014      52,039       12.94
                                           ----------  -----------   ---------  ----------
Interest on bonds and notes payable          384,793      327,166      57,627       17.61
Intercompany interest                             --           --          --          --
Provision for loan losses                     18,340        1,700      16,640      978.82
                                           ----------  -----------   ---------  ----------
Net interest income after provision for
  loan losses                              $  50,920       73,148     (22,228)     (30.39)%
                                           ==========  ===========   =========  ==========

o Loan interest for the three months ended September 30, 2006 included $2.8 million of 9.5% special allowance payments. The Company received no 9.5% special allowance payments for the three months ended September 30, 2007 as a result of the Settlement Agreement with the Department.

o The average student loan portfolio increased $3.7 billion, or 16.7%, for the three months ended September 30, 2007 compared to the same period in 2006. Student loan yield, excluding 9.5% special allowance payments, decreased to 7.83% in 2007 from 7.85% in 2006. Loan interest income, excluding the 9.5% special allowance payments, increased $70.7 million as a result of these factors.

o Consolidation rebate fees increased due to the $3.2 billion, or 20.1%, increase in the consolidation loan portfolio.

o The amortization of loan premiums and deferred origination costs increased $1.9 million, or 8.7%, as a result of loan portfolio growth. In December 2006, the Company wrote-off $21.7 million of premiums on loans earning 9.5% special allowance payments as a result of the Settlement Agreement with the Department. For the three months ended September 30, 2006, the Company recognized $1.6 million of premium amortization related to these loans. The remaining decrease in amortization was the result of certain premiums and loan costs that became fully amortized in 2006.

o Investment income has decreased as a result of an overall decrease in cash held in 2007 as compared to 2006. During the third quarter of 2006, proceeds from the issuance of a debt transaction were held as cash until loans were available for securitization. As a result, the Company earned investment interest on this cash until it was used to fund student loans.

o Interest expense increased $57.6 million due to the $3.4 billion, or 14.4%, increase in average debt for the three months ended September 30, 2007 compared to the same period in 2006. In addition, the Company's cost of funds (excluding net derivative settlements) increased to 5.59% for the three months ended September 30, 2007 compared to 5.44% for the same period a year ago.

o The provision for loan loss increased because the Company recognized a $15.7 million provision in the third quarter of 2007 on its federally insured portfolio as a result of the College Cost Reduction Act which was enacted into law on September 27, 2007.

                                                NINE MONTHS
                                              ENDED SEPTEMBER 30,             CHANGE
                                           -------------------------  ----------------------
                                               2007         2006        Dollars    Percent
                                           ------------ ------------  ----------- ----------
Loan interest                              $ 1,461,594    1,245,947      215,647      17.31 %
Consolidation rebate fees                     (143,657)    (112,854)     (30,803)    (27.29)
Amortization of loan premiums and
  deferred origination costs                   (67,143)     (64,555)      (2,588)     (4.01)
                                           ------------ ------------  ----------- ----------
Total loan interest                          1,250,794    1,068,538      182,256      17.06
Investment interest                             51,153       59,747       (8,594)    (14.38)
                                           ------------ ------------  ----------- ----------
  Total interest income                      1,301,947    1,128,285      173,662      15.39
                                           ------------ ------------  ----------- ----------
Interest on bonds and notes payable          1,081,588      876,172      205,416      23.44
Intercompany interest                            3,204           87        3,117   3,582.76
Provision for loan losses                       23,628       13,508       10,120      74.92
                                           ------------ ------------  ----------- ----------
Net interest income after provision for
  loan losses                              $   193,527      238,518      (44,991)    (18.86)%
                                           ============ ============  =========== ==========

o Loan interest for the nine months ended September 30, 2006 included $35.0 million of 9.5% special allowance payments. The Company received no 9.5% special allowance payments for the nine months ended September 30, 2007 as a result of the Settlement Agreement with the Department.

o The average student loan portfolio increased $3.5 billion, or 16.6%, for the nine months ended September 30, 2007 compared to the same period in 2006. Student loan yield, excluding 9.5% special allowance payments, increased to 7.87% in 2007 from 7.61% in 2006. The increase in student loan yield is the result of a higher interest rate environment and is offset by an increase in the percentage of lower yielding consolidation loans to the total portfolio. Loan interest income, excluding the 9.5% special allowance payments, increased $250.7 million as a result of these factors.

o Consolidation rebate fees increased due to the $3.2 billion, or 20.1%, increase in the consolidation loan portfolio.

o The amortization of loan premiums and deferred origination costs increased $2.6 million, or 4.0%, as a result of loan portfolio growth. In December 2006, the Company wrote off $21.7 million of premiums on loans earning 9.5% special allowance payments as a result of the Settlement Agreement with the Department. For the nine months ended September 30, 2006, the Company recognized $5.0 million of premium amortization related to these loans. The remaining decrease in amortization was the result of certain premiums and loan costs that became fully amortized in 2006.

o Investment income has decreased as a result of an overall decrease in cash held in 2007 as compared to 2006. During the second and third quarter of 2006, proceeds from the issuance of a debt transaction were held as cash until the loans were available for securitization. As a result, the Company earned investment interest on this cash until it was used to fund student loans.

o Interest expense increased due to the $3.3 billion, or 14.4%, increase in average debt for the nine months ended September 30, 2007 compared to the same period in 2006. In addition, the Company's cost of funds (excluding net derivative settlements) increased to 5.52% for the nine months ended September 30, 2007 compared to 5.10% for the same period a year ago.

o The provision for loan losses increased because the Company recognized a $15.7 million provision in the third quarter of 2007 on its federally insured portfolio as a result of the College Cost Reduction Act, offset by a $6.9 million provision the Company recognized in the first quarter of 2006 on its federally insured portfolio as a result of HERA which was enacted into law on February 8, 2006.


OTHER FEE-BASED INCOME. Borrower late fees increased $0.3 million and $1.0 million for the three and nine months ended September 30, 2007 compared to 2006, respectively, as a result of the increase in the average student loan portfolio. In addition, income from providing investment advisory services and services to third parties through the Company's licensed broker dealer increased in 2007 compared to 2006.

OTHER INCOME. Other income decreased $11.2 million and $9.1 million for the three and nine months ended September 30, 2007 compared to 2006, respectively, as a result of a decrease in the gain on sale of loans, offset by a gain on the termination of the Company's interest rate floor contracts of $2.1 million in January 2007.

OPERATING EXPENSES. Excluding the restructure expense of $1.9 million and the impairment of assets of $28.3 million, operating expenses decreased $4.3 million, or 11.1%, and $14.2 million, or 12.1%, for the three and nine months ended September 30, 2007 compared to 2006, respectively. The Company has reduced its cost to service loans by converting loan volume acquired during certain 2005 acquisitions from third party servicers to the Company's servicing platform. These reductions were offset by an increase in the cost to service loans as a result of loan growth.

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

                       AS OF SEPTEMBER 30, 2007     AS OF SEPTEMBER 30, 2006
                      --------------------------   --------------------------
                          DOLLAR      PERCENT         DOLLAR       PERCENT
                      ------------  ------------   ------------  ------------

       Company           $ 25,491          76.1 %     $ 20,600          69.4 %

       Third Party          8,026          23.9          9,097          30.6
                      ------------  ------------   ------------  ------------
                         $ 33,517         100.0 %     $ 29,697         100.0 %
                      ============  ============   ============  ============

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                               ----------------------------------  -------------------------------
                                                  2007        2006     $ CHANGE       2007       2006   $ CHANGE
                                               ----------- ---------  -----------  ---------  --------- ----------
Net interest income after the provision
    for loan losses                            $  1,182      2,471      (1,289)      4,607      5,905      (1,298)
Loan and guarantee servicing income              32,870     32,212         658      94,828     91,428       3,400
Software services income                             --         --          --          --          1          (1)
Other income                                         --          7          (7)         11         68         (57)
Intersegment revenue                             22,237     15,831       6,406      58,821     46,015      12,806
                                               ----------- ---------  -----------  ---------  --------- ----------
    Total other income                           55,107     48,050       7,057     153,660    137,512      16,148

Salaries and benefits                            21,961     20,320       1,641      66,988     62,426       4,562
Restructure expense - severance and contract
    termination costs                             1,231         --       1,231       1,231         --       1,231
Other expenses                                    8,565      8,495          70      26,219     24,106       2,113
Intersegment expenses                             1,613      3,729      (2,116)      8,681      9,386        (705)
                                               ----------- ---------  -----------  ---------  --------- ----------
    Total operating expenses                     33,370     32,544         826     103,119     95,918       7,201
                                               ----------- ---------  -----------  ---------  --------- ----------
    "Base net income" before income taxes        22,919     17,977       4,942      55,148     47,499       7,649
Income tax expense                                8,709      6,831       1,878      20,956     18,049       2,907
                                               ----------- ---------  -----------  ---------  --------- ----------
    "Base net income"                          $ 14,210     11,146       3,064      34,192     29,450       4,742
                                               =========== =========  ===========  =========  ========= ==========

After Tax Operating Margin                         25.2%      22.1%                   21.6%      20.5%

After Tax Operating Margin -
    excluding restructure expense                  26.6%      22.1%                   22.1%      20.5%

LOAN AND GUARANTEE SERVICING INCOME. Loan and guaranty servicing income for the three and nine months ended September 30, 2007 increased from the same periods in 2006 as follows:

                                          THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------------  --------------------------------------
                                          2007     2006    $ CHANGE % CHANGE     2007      2006    $ CHANGE % CHANGE
                                       ---------- -------- -------- ---------  --------- --------- -------- ---------
Origination and servicing of
  FFEL Program loans                    $ 14,785   17,956   (3,171)    (17.7)% $ 42,689    51,024   (8,335)    (16.3)%

Origination and servicing of
  of non-federally insured student loans   3,173    2,748      425      15.5      7,830     7,228      602       8.3

Servicing and support outsourcing for
  guaranty agencies                       14,912   11,508    3,404      29.6     44,309    33,176   11,133      33.6
                                       ---------- -------- -------- ---------  --------- --------- -------- ---------

Loan and guarantee servicing income
  to external parties                   $ 32,870   32,212      658       2.0 % $ 94,828    91,428    3,400       3.7 %
                                       ========== ======== ======== =========  ========= ========= ======== =========

FFELP loan servicing income has decreased as a result of a decrease in the volume of loans serviced. Guaranty servicing income has increased as a result of an increase in the volume of guaranteed loans serviced.

OPERATING EXPENSES. For the three months ended September 30, 2007 compared to 2006, the increase in operating expenses is the result of an increase in costs to service a larger portfolio of guaranteed loans. During the third quarter of 2007, the Company began to see improvements in operating margin as a result of
(i) reducing certain fixed costs; (ii) achieving operating leverage; and (iii) realizing operational benefits from integration activities. These integration activities included servicing platform and certain system conversions which have increased operating costs over the prior two years.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

                                               THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------------  -------------------------------
                                                2007        2006      $ CHANGE       2007     2006     $ CHANGE
                                              ---------- ----------  -----------  --------  ---------  ----------
Net interest income after the provision
    for loan losses                           $     990      1,095         (105)    2,663      2,680         (17)
Other fee-based income                           10,316      8,810        1,506    31,492     25,483       6,009
Other income                                         31         --           31        59         --          59
Intersegment revenue                                168        137           31       508        365         143
                                              ---------- ----------  -----------  --------  ---------  ----------
    Total other income                           10,515      8,947        1,568    32,059     25,848       6,211
                                              ---------- ----------  -----------  --------  ---------  ----------
Salaries and benefits                             5,312      4,285        1,027    15,312     13,087       2,225
Other expenses                                    2,029      1,901          128     6,522      6,157         365
Intersegment expenses                               (15)       497         (512)      384        497        (113)
                                              ---------- ----------  -----------  --------  ---------  ----------
    Total operating expenses                      7,326      6,683          643    22,218     19,741       2,477
                                              ---------- ----------  -----------  --------  ---------  ----------
    "Base net income" before income taxes         4,179      3,359          820    12,504      8,787       3,717
Income tax expense                                1,588      1,276          312     4,752      3,338       1,414
                                              ---------- ----------  -----------  --------  ---------  ----------
    "Base net income" before minority interest    2,591      2,083          508     7,752      5,449       2,303
    Minority interest                                --         --           --        --       (242)        242
                                              ---------- ----------  -----------  --------  ---------  ----------
    "Base net income"                         $   2,591      2,083          508     7,752      5,207       2,545
                                              ========== ==========  ===========  ========  =========  ==========

After Tax Operating Margin                        22.5%      20.7%                    22.3%      19.1%

Other fee-based income increased for the three and nine months ended September 30, 2007 compared to 2006 as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce and clients. In addition, for the nine months ended September 30, 2007, approximately $0.7 million of the increase in other fee-based income is due to the timing of the acquisition of infiNET. The increase in operating expenses was also the result of the increase in the number of managed tuition payment plans and increase in campus commerce sales. In addition, the timing of the acquisition of infiNET resulted in a $0.5 million increase in operating expenses for the nine months ended September 30, 2007.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                   THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                  ----------------------------------  --------------------------------
                                                     2007        2006     $ CHANGE       2007      2006      $ CHANGE
                                                  ----------  ---------- -----------  --------- ----------  ----------
Net interest income after the provision
    for loan losses                               $     109         144         (35)       285        356         (71)
Other fee-based income                               23,471      19,873       3,598     73,341     31,495      41,846
Software services income                                169          52         117        456         92         364
Intersegment revenue                                    (37)         (9)        (28)       891        756         135
                                                  ----------  ---------- -----------  --------- ----------  ----------
    Total other income                               23,603      19,916       3,687     74,688     32,343      42,345
Salaries and benefits                                 8,095       5,437       2,658     26,486      8,549      17,937
Restructure expense - severance and  contract
    termination costs                                   737       --             737        737        --         737
Impairment of assets                                 11,401       --          11,401     11,401        --      11,401
Other expenses                                       13,809      13,344         465     42,957     16,047      26,910
Intersegment expenses                                    67       --              67        252        --         252
                                                  ----------  ---------- -----------  --------- ----------  ----------
    Total operating expenses                         34,109      18,781      15,328     81,833     24,596      57,237
                                                  ----------  ---------- -----------  --------- ----------  ----------
    "Base net income (loss)" before income taxes    (10,397)      1,279     (11,676)    (6,860)     8,103     (14,963)
Income tax expense (benefit)                         (3,951)        486      (4,437)    (2,607)     3,079      (5,686)
                                                  ----------  ---------- -----------  --------- ----------  ----------
    "Base net income (loss)"                      $  (6,446)        793      (7,239)    (4,253)     5,024      (9,277)
                                                  ==========  ========== ===========  ========= ==========  ==========

After Tax Operating Margin                           (27.2%)       4.0%                  (5.7%)     15.4%

After Tax Operating Margin -
    excluding restructure expense and
    impairment of assets                               4.6%        4.0%                   4.4%      15.4%

Other fee-based income increased $2.3 million and $39.8 million for the three and nine months ended September 30, 2007 compared to 2006 as a result of the acquisition of Peterson's and CUnet, respectively. The remaining increase is a result of an increase in lead generation services.

Operating expenses increased $2.3 million and $39.8 million for the three and nine months ended September 30, 2007 compared to 2006 as a result of the acquisitions of Peterson's and CUnet, respectively. Included in operating expenses for the three months ended September 30, 2007, is an impairment charge of $11.4 million recognized by the Company as a result of the passage of the College Cost Reduction Act. See notes 3 and 8 in the notes to the consolidated financial statements included in this Report for additional information concerning this impairment charge. The increase in operating expenses, excluding the impact of acquisitions, the impairment charge, and certain restructuring charges taken during the third quarter of 2007 was $0.9 million and $5.3 million for the three and nine months ended September 30, 2007 compared to the same periods in 2006. These increases were the result of further developing resources and products for the Company's customers in this segment and increase in costs to support the increase in revenue.


SOFTWARE AND TECHNICAL SERVICES OPERATING SEGMENT - RESULTS OF OPERATIONS

The Software and Technical Services segment provides information technology products and full-service technical consulting, with core areas of business in educational loan software solutions, business intelligence, technical consulting services, and Enterprise Content Management (ECM) solutions.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                ------------------------------   ----------------------------------
                                                   2007       2006    $ CHANGE      2007        2006      $ CHANGE
                                                ---------  ---------  --------   ---------   ----------  ----------
Net interest income after the provision
    for loan losses                             $     --         24       (24)         18           67         (49)
Software services income                           5,257      4,280       977      16,566       11,551       5,015
Intersegment revenue                               4,805      4,629       176      13,026       13,014          12
                                                ---------  ---------  --------   ---------   ----------  ----------
    Total other income                            10,062      8,909     1,153      29,592       24,565       5,027
                                                ---------  ---------  --------   ---------   ----------  ----------
Salaries and benefits                              6,537      5,736       801      18,869       15,709       3,160
Restructure expense - severance and contract
    termination costs                                 58         --        58          58           --          58
Other expenses                                       689        766       (77)      2,224        2,214          10
Intersegment expenses                                147         --       147         550           --         550
                                                ---------  ---------  --------   ---------   ----------  ----------
    Total operating expenses                       7,431      6,502       929      21,701       17,923       3,778
                                                ---------  ---------  --------   ---------   ----------  ----------
    "Base net income" before income taxes          2,631      2,431       200       7,909        6,709       1,200
Income tax expense                                 1,000        924        76       3,006        2,549         457
                                                ---------  ---------  --------   ---------   ----------  ----------
    "Base net income"                           $  1,631      1,507       124       4,903        4,160         743
                                                =========  =========  ========   =========   ==========  ==========

After Tax Operating Margin                         16.2%      16.9%                 16.6%        16.9%

After Tax Operating Margin -
    excluding restructure expense                  16.6%      16.9%                 16.7%        16.9%

Software services income increased $1.0 million and $5.0 million for the three and nine months ended September 30, 2007 compared to the same periods in 2006 as a result of new customers, additional projects for existing customers, and increased fees. The increase in operating expenses was driven by additional costs associated with salaries and benefits to support the additional income. The decrease in operating margin in 2007 was due to lower margin on intersegment revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes operating cash flow, operating lines of credit, and secured financing transactions to fund operations and student loan and business acquisitions. The Company has also used its common stock to partially fund certain business acquisitions. In addition, the Company has a universal shelf registration statement with the SEC which allows the Company to sell up to $750.0 million of securities that may consist of common stock, preferred stock, unsecured debt securities, warrants, stock purchase contracts, and stock purchase units. The terms of any securities are established at the time of the offering.

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

OPERATING LINES OF CREDIT

The Company uses its line of credit agreements primarily for general operating purposes, to fund certain asset and business acquisitions, and to repurchase stock under the Company's stock repurchase program. As of September 30, 2007 the Company had $125.0 million outstanding on a $750.0 million unsecured line of credit with $625.0 million available for future use. The agreement terminates in May 2012.

On January 24, 2007, the Company established a $475.0 million unsecured commercial paper program and in May 2007 increased the amount authorized for issuance under the program to $725.0 million. Under the program, the Company may issue commercial paper for general corporate purposes. The maturities of the notes issued under this program will vary, but may not exceed 397 days from the date of issue. Notes issued under this program will bear interest at rates that will vary based on market conditions at the time of issuance. As of September 30, 2007, there were no borrowings outstanding on this line.

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

In August 2006, the Company established a $5.0 billion loan warehouse program through its wholly-owned subsidiary, Nelnet Student Asset Funding Extendible CP, LLC ("Nelnet SAFE"), under which Nelnet SAFE may issue one or more short-term extendable secured liquidity notes (the "Secured Liquidity Notes"). Each Secured Liquidity Note will be issued at a discount or an interest-bearing basis having an expected maturity of between 1 and 307 days (each, an "Expected Maturity") and a final maturity of 90 days following the Expected Maturity. The Secured Liquidity Notes issued as interest-bearing notes may be issued with fixed interest rates or with interest rates that fluctuate based upon a one-month LIBOR rate, a three-month LIBOR rate, a commercial paper rate, or a federal funds rate. The Secured Liquidity Notes are not redeemable by the Company nor subject to voluntary prepayment prior to the Expected Maturity date. The Secured Liquidity Notes are secured by FFELP loans purchased in connection with the program. As of September 30, 2007, the Company had $0.2 billion of Secured Liquidity Notes outstanding and an additional $4.8 billion authorized for future issuance under this warehouse program. However, during the third quarter of 2007, as a result of the disruption of the credit markets, there was no market for the issuance of new Secured Liquidity Notes and it is currently unlikely a market will exist in the future. As a result, the Company wrote-off $1.3 million of debt issuance costs related to this facility. This expense is included in "interest on bonds and notes payable" on the Company's consolidated statements of operations.

The Company also utilizes bank supported commercial paper conduit programs for loan warehousing. During the third quarter 2007, as a result of there not being a market for the Company's Secured Liquidity Notes, the Company increased its capacity in these programs by $4.4 billion. The Company had a loan warehousing capacity of $8.2 billion as of September 30, 2007, of which $6.1 billion was outstanding and $2.1 billion was available for future use, under these programs. The conduit programs terminate at various times beginning in 2007 through 2010. In addition, they must be renewed annually by underlying liquidity providers. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements.

Management believes the Company's warehouse facilities allow for expansion of liquidity and capacity for student loan growth and should provide adequate liquidity to fund the Company's student loan operations for the foreseeable future.

ASSET-BACKED SECURITIZATIONS

Of the $28.2 billion of debt outstanding as of September 30, 2007, $21.2 billion was issued under asset-backed securitizations. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction procedure. During 2006, the Company completed asset-backed securities transactions that included certain notes issued with initial spreads to the 3-month EURIBOR. The interest rate on student loans being financed is generally set based upon a spread to commercial paper or U.S. Treasury bills.

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

The proceeds from these unsecured debt offerings were or will be used by the Company to fund general business operations, certain asset and business acquisitions, and the repurchase of stock under the Company's stock repurchase plan. As of September 30, 2007, the Company has $275.0 million remaining under its universal shelf.

The following table summarizes the Company's bonds and notes outstanding as of September 30, 2007:

                                                CARRYING    INTEREST RATE
                                                 AMOUNT         RANGE          FINAL MATURITY
                                              ------------  -------------     ----------------
Variable-rate bonds and notes (a):
    Bonds and notes based on indices          $18,624,339    3.75% - 6.20%   05/01/11 - 05/01/42
    Bonds and notes based on auction            2,385,795    3.85% - 6.79%   11/01/09 - 07/01/43
                                              ------------
         Total variable-rate bonds and notes   21,010,134
Commercial paper and other                      6,349,995    5.27% - 6.06%   10/17/07 - 05/09/08
Fixed-rate bonds and notes (a)                    217,780    5.20% - 6.68%   11/01/09 - 05/01/29
Unsecured fixed rate debt                         475,000    5.13% - 7.40%   06/01/10 - 09/29/36
Unsecured line of credit                          125,000        6.09%            05/08/12
Other borrowings                                   56,238    5.10% - 5.45%   09/28/08 - 11/01/15
                                              ------------
                                              $28,234,147
                                              ============

(a) Issued in securitization transactions

The Company is committed under non-cancelable operating leases for certain office and warehouse space and equipment. The Company's contractual obligations as of September 30, 2007 were as follows:

                                             LESS THAN                               MORE THAN
                                TOTAL         1 YEAR    1 TO 3 YEARS  3 TO 5 YEARS   5 YEARS
                            --------------  ----------- ------------  ------------  ----------
Bonds and notes payable      $ 28,234,147    6,538,922     353,654      129,961     21,211,610
Operating lease obligations        52,972       10,454      19,878       13,085          9,555
Other                              13,804        8,150       5,654        --              --
                            --------------  ----------- -----------  -----------   -----------
   Total                     $ 28,300,923    6,557,526     379,186      143,046     21,221,165
                            ==============  =========== ===========  ===========   ===========

The Company had a $7.8 million reserve as of September 30, 2007 for uncertain income tax positions related to the January 1, 2007 adoption of FIN 48. This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

The Company's bonds and notes payable due in less than one year include $6.3 billion under its loan warehouse facilities. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements.

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

o SMG/NHR - Contingent payments of $4.0 million to $24.0 million payable in annual installments through April 2008 based on the operating results of SMG and NHR. As of September 30, 2007, the Company has made payments of $6.0 million related to this contingency and has accrued an additional $6.9 million which is included in the table above.

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

o 5280 - 258,760 shares of Class A Common Stock issued as part of the original purchase price is subject to a put option arrangement whereby during the 30-day period ending November 8, 2008, the holders may require the Company to repurchase all or part of the shares at a price of $37.10 per share. The value of this put option as of September 30, 2007 was $4.6 million and is included in "other" in the above table.


DIVIDENDS

During each of the first three quarters of 2007, the Company paid a cash dividend of $0.07 per share on the Company's Class A and Class B Common Stock. The Company currently plans to continue making a quarterly dividend payment in the future, subject to future earnings, capital requirements, financial condition, and other factors.

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

The following table sets forth the Company's loan assets and debt instruments by rate characteristics:

                                  AS OF SEPTEMBER 30, 2007      AS OF DECEMBER 31, 2006
                                 --------------------------   -------------------------
                                   DOLLARS        PERCENT       DOLLARS       PERCENT
                                 --------------  ----------   --------------  ---------
Fixed-rate loan assets            $    739,618         2.8 %   $    787,378        3.4 %
Variable-rate loan assets           25,440,352        97.2       22,627,090       96.6
                                 --------------  ----------   --------------  ---------
   Total                          $ 26,179,970       100.0 %   $ 23,414,468      100.0 %
                                 ==============  ==========   ==============  =========

Fixed-rate debt instruments       $    692,780         2.5 %   $    878,431        3.4 %
Variable-rate debt instruments      27,541,367        97.5       24,683,688       96.6
                                 --------------  ----------   --------------  ---------
   Total                          $ 28,234,147       100.0 %   $ 25,562,119      100.0 %
                                 ==============  ==========   ==============  =========

The following table shows the Company's student loan assets currently earning at a fixed rate as of September 30, 2007:

                     BORROWER/       ESTIMATED
                     LENDER          VARIABLE         CURRENT
Fixed interest      WEIGHTED        CONVERSION       BALANCE OF
  rate range     AVERAGE YIELD       RATE (A)    FIXED RATE ASSETS (B)
--------------   -------------    -------------  -------------------

  8.0 - 9.0%         8.24%             5.60%      $         357,752
   > 9.0%            9.05              6.41                 381,866
                                                 -------------------
                                                  $         739,618
                                                 ===================

   -------------------

(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to variable rate.

(b) As of September 30, 2007, the Company had $217.8 million of fixed rate debt that was used by the Company to hedge fixed-rate student loan assets. The weighted average interest rate paid by the Company on this debt as of September 30, 2007 was 6.18%.

Historically, the Company has followed a policy of funding the majority of its student loan portfolio with variable-rate debt. In a low interest rate environment, the FFELP loan portfolio yields excess income primarily due to the reduction in interest rates on the variable-rate liabilities that fund student loans at a fixed borrower rate and also due to consolidation loans earning interest at a fixed rate to the borrower. This excess income is referred to as "floor income." Therefore, absent utilizing derivative instruments, in a low interest rate environment, a rise in interest rates will have an adverse effect on earnings. For the three and nine months ended September 30, 2007 and 2006, loan interest income includes approximately $0.8 million and $7.0 million and $3.6 million and $16.3 million of floor income, respectively. In higher interest rate environments, where the interest rate rises above the borrower rate and the fixed-rate loans become variable rate and are effectively matched with variable-rate debt, the impact of rate fluctuations is substantially reduced.

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

In consideration of not receiving the 9.5% special allowance payments on a prospective basis, in December 2006 the Company entered into a series of off-setting interest rate swaps that mirror the $2.45 billion in pre-existing interest rate swaps that the Company had utilized to hedge its loan portfolio receiving 9.5% special allowance payments against increases in interest rates. During the 2nd quarter 2007, the Company entered into a series of off-setting interest rate swaps that mirrored the remaining interest rate swaps utilized to hedge the Company's student loan portfolio against increases in interest rates. The net effect of the offsetting derivatives was to lock in a series of future income streams on underlying trades through their respective maturity dates. The following table summarizes these derivatives:

                            WEIGHTED                     WEIGHTED
                         AVERAGE FIXED                 AVERAGE FIXED
            NOTIONAL      RATE PAID BY    NOTIONAL   RATE RECEIVED BY
 MATURITY    AMOUNT       THE COMPANY      AMOUNT       THE COMPANY
---------- ------------ --------------  ------------ ----------------

   2007    $   512,500       3.42 %      $   512,500       5.25 %
   2008        462,500       3.76            462,500       5.34
   2009        312,500       4.01            312,500       5.37
   2010      1,137,500       4.25          1,137,500       4.75
   2011             --         --                 --         --
   2012        275,000       4.31            275,000       4.76
   2013        525,000       4.36            525,000       4.80
           ------------ --------------  ------------ ----------------
           $ 3,225,000       4.05 %      $ 3,225,000       4.98 %
           ============ ==============  ============ ================

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

During 2007, the Company entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements. The Company entered into theses derivatives instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of September 30, 2007:

                                              NOTIONAL AMOUNT
          ----------------------------------------------------------------------------------------------
           EFFECTIVE DATE IN   EFFECTIVE DATE IN    EFFECTIVE DATE IN   EFFECTIVE DATE IN
MATURITY  SECOND QUARTER 2007  THIRD QUARTER 2007  SECOND QUARTER 2008  THIRD QUARTER 2008     TOTAL
--------- -------------------- -----------------  --------------------- ------------------- ------------
   2008         $   2,000,000          2,000,000                --                   --      4,000,000
   2009             2,000,000          4,000,000                --                   --      6,000,000
   2010               500,000          3,000,000         2,000,000            1,000,000      6,500,000
   2011             1,350,000          2,700,000                --                   --      4,050,000
   2012               500,000          1,000,000           800,000            1,600,000      3,900,000
            ------------------ ------------------ -----------------    ----------------- --------------
                    6,350,000         12,700,000         2,800,000            2,600,000     24,450,000
            ================== ================== =================    ================= ==============

INTEREST RATE FLOOR CONTRACTS

In June 2006, the Company entered into interest rate floor contracts in which the Company received an upfront fee of $8.6 million. These contracts were structured to monetize on an upfront basis the potential floor income associated with certain consolidation loans. On January 30, 2007, the Company paid $8.1 million to terminate these contracts.

CROSS-CURRENCY INTEREST RATE SWAPS

See "Foreign Currency Exchange Risk".

FINANCIAL STATEMENT IMPACT OF DERIVATIVE INSTRUMENTS

The Company accounts for its derivative instruments in accordance with SFAS No.
133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the Company's derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company's operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company's derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company's derivatives are included in "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" in the Company's consolidated statements of operations and resulted in a gain of $72.7 million and $93.0 million for the three and nine months ended September 30, 2007, respectively, and a loss of $83.5 million and a gain of $23.2 million for the three and nine months ended September 30, 2006, respectively.

The following summarizes the derivative settlements included in "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" on the consolidated statements of operations:

                                                       THREE MONTHS          NINE MONTHS
                                                   ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                  ---------------------  --------------------
                                                     2007        2006       2007      2006
                                                  -----------  --------  --------  ----------
Interest rate swaps derivatives- loan portfolio    $      --     4,317     4,753      9,357
Basis swaps - loan portfolio                          (2,608)     (145)   (2,489)      (656)
Interest rate swaps - other (a)                        1,729        --    12,050         --
Special allowance yield adjustment derivatives (a)        --     7,909        --     19,794
Cross-currency interest rate swaps                    (1,457)   (5,115)   (7,214)   (10,083)
Other (b)                                                 --    (1,993)       --     (1,993)
                                                  -----------  --------  --------  ----------
Derivative settlements, net                        $  (2,336)    4,973     7,100     16,419
                                                  ===========  ========  ========  ==========

(a) Derivative settlements for interest rate swaps "other" include settlements on the portfolio of derivatives that the Company had used to hedge 9.5% special allowance payments and the portfolio of off-setting interest rate swaps the Company entered into during the 4th quarter 2006. Settlements on the 9.5% special allowance derivatives were classified in the special allowance yield adjustment derivatives line item through September 30, 2006. Also included in derivative settlements for interest rate swaps "other" are the off-setting derivatives entered into in the 2nd quarter 2007.

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

                                                                          THREE MONTHS ENDED SEPTEMBER 30, 2007
                                                 ----------------------------------------------------------------------------------
                                                 CHANGE FROM DECREASE OF 100  CHANGE FROM INCREASE OF 100  CHANGE FROM INCREASE OF
                                                       BASIS POINTS                  BASIS POINTS              200 BASIS POINTS
                                                 -------------------------     ------------------------   -------------------------
                                                    DOLLAR       PERCENT          DOLLAR       PERCENT       DOLLAR      PERCENT
                                                 -------------  ----------     -------------  ---------   ------------  -----------
Effect on earnings:
     Increase in pre-tax net income before
         impact of derivative settlements      $    7,557        27.7 %         $     159          0.6 %  $   1,395        5.1 %
     Impact of derivative settlements                   -           -                   -            -            -          -
                                               -------------  -----------      -------------  ---------   ------------  ----------
     Increase in net income before taxes       $    7,557        27.7 %               159          0.6 %      1,395        5.1 %
                                               =============  ===========      =============  =========   ============  ==========
     Increase in basic and diluted
         earning per share                     $     0.09                      $        -                 $    0.02
                                               =============                   =============              ============

                                                                      THREE MONTHS ENDED SEPTEMBER 30, 2006
                                                 ----------------------------------------------------------------------------------
                                                 CHANGE FROM DECREASE OF 100  CHANGE FROM INCREASE OF 100  CHANGE FROM INCREASE OF
                                                       BASIS POINTS                  BASIS POINTS              200 BASIS POINTS
                                                 -------------------------     ------------------------   -------------------------
                                                    DOLLAR       PERCENT          DOLLAR       PERCENT       DOLLAR      PERCENT
                                                 -------------  ----------     -------------  ---------   ------------  -----------
Effect on earnings:
     Increase (decrease) in pre-tax net
         income before impact of derivative
         settlements                             $    7,836        22.1  %      $     (490)       (1.4)%   $     1,029        2.9 %
     Impact of derivative settlements                (8,759)      (24.7)             8,759        24.7          17,518       49.4
                                                 -------------  -----------    -------------  ----------   ------------  ----------
     (Decrease) increase in net income
           before taxes                          $     (923)       (2.6) %           8,269        23.3 %        18,547      52.3 %
                                                 =============  ===========    =============  ==========   ============  ==========
     (Decrease) increase in basic and diluted
         earning per share                       $    (0.01)                     $    0.10                        0.22
                                                 =============                 =============               ============


                                                                          NINE MONTHS ENDED SEPTEMBER 30, 2007
                                                 ----------------------------------------------------------------------------------
                                                 CHANGE FROM DECREASE OF 100  CHANGE FROM INCREASE OF 100  CHANGE FROM INCREASE OF
                                                       BASIS POINTS                  BASIS POINTS              200 BASIS POINTS
                                                 -------------------------     ------------------------   -------------------------
                                                    DOLLAR       PERCENT          DOLLAR       PERCENT       DOLLAR      PERCENT
                                                 -------------  ----------     -------------  ---------   ------------  -----------
Effect on earnings:
     Increase in pre-tax net income before
         impact of derivative settlements      $    15,170        58.0 %         $   8,858         33.9 %  $  20,980       80.2 %
     Impact of derivative settlements                    -           -                   -            -            -          -
                                               -------------  -----------      -------------  ---------   ------------  ----------
     Increase in net income before taxes       $    15,170        58.0 %             8,858         33.9 %     20,980       80.2 %
                                               =============  ===========      =============  =========   ============  ==========
     Increase in basic and diluted
         earning per share                     $      0.20                      $     0.12                 $    0.27
                                               =============                   =============              ============

                                                                        NINE MONTHS ENDED SEPTEMBER 30, 2006
                                                 ----------------------------------------------------------------------------------
                                                 CHANGE FROM DECREASE OF 100  CHANGE FROM INCREASE OF 100  CHANGE FROM INCREASE OF
                                                       BASIS POINTS                  BASIS POINTS              200 BASIS POINTS
                                                 -------------------------     ------------------------   -------------------------
                                                    DOLLAR       PERCENT          DOLLAR       PERCENT       DOLLAR      PERCENT
                                                 -------------  ----------     -------------  ---------   ------------  -----------
Effect on earnings:
     Increase in pre-tax income
         before impact of derivative
         settlements                             $   31,837        26.5  %      $    5,228        4.4 %   $    15,741       13.1 %
     Impact of derivative settlements               (25,991)      (21.6)            25,991       21.6          51,982       43.3
                                                 -------------  -----------    -------------  ----------   ------------  ----------
     Increase in net income
           before taxes                          $    5,846         4.9 %           31,219       26.0 %        67,723       56.4 %
                                                 =============  ===========    =============  ==========   ============  ==========
     Increase in basic and diluted
         earning per share                       $     0.07                     $     0.36                       0.79
                                                 =============                 =============               ============

FOREIGN CURRENCY EXCHANGE RISK

During 2006, the Company completed separate debt offerings of student loan asset-backed securities that included 420.5 million and 352.7 million Euro-denominated notes with interest rates based on a spread to the EURIBOR index. As a result of this transaction, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. and Euro dollars. The principal and accrued interest on these notes is re-measured at each reporting period and recorded on the Company's balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" in the Company's consolidated statements of operations.

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

For the three and nine months ended September 30, 2007, the Company recorded an expense of $54.0 million and $79.0 million, respectively, as a result of re-measurement of the Euro Notes and income of $58.8 million and $85.8 million, respectively, for the increase in the fair value of the related derivative instrument. For the three and nine months ended September 30, 2006, the Company recorded income of $7.1 million and an expense of $30.9 million, respectively, as a result of the re-measurement of the Euro Notes and an expense of $12.4 million and income of $23.8 million, respectively, for the change in the fair value of the related derivative instrument. Both of these amounts are included in "derivative market value, foreign currency, and put option adjustments and derivative settlements, net" on the Company's consolidated statements of operations.

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

INDUSTRY INVESTIGATIONS

On January 11, 2007, the Company received a letter from the New York Attorney General (the "NYAG") requesting certain information and documents from the Company in connection with the NYAG's investigation into preferred lender list activities. Since January 2007, a number of state attorneys general, including the NYAG, and the U.S. Senate Committee on Health, Education, Labor, and Pensions have announced or are reportedly conducting broad inquiries or investigations of the activities of various participants in the student loan industry, including activities which may involve perceived conflicts of interest. A focus of the inquiries or investigations has been on any financial arrangements among student loan lenders and other industry participants which may facilitate increased volumes of student loans for particular lenders. Like many other student loan lenders, the Company has received informal requests for information from certain state attorneys general and the Chairman of the U.S. Senate Committee on Health, Education, Labor, and Pensions in connection with their inquiries or investigations. In addition, the Company has received subpoenas for information from the NYAG, the New Jersey Attorney General, and the Ohio Attorney General. In each case the Company is cooperating with the requests and subpoenas for information that it has received.

On April 20, 2007, the Company announced that it had agreed with the Nebraska Attorney General to voluntarily adopt a Nelnet Student Loan Code of Conduct, post a review of the Company's business practices on its website, and commit $1.0 million to help educate students and families on how to plan and pay for their education.

On July 31, 2007, the Company announced that it had agreed with the NYAG to adopt the NYAG's Code of Conduct, which is substantially similar to the Nelnet Student Loan Code of Conduct. The NYAG's Code of Conduct also includes an agreement to eliminate two services the Company had previously announced plans to discontinue - the Company's outsourcing of calls for financial aid offices and its agreements with college alumni associations providing for marketing of consolidation loans to the associations' members. As part of the agreement, the Company agreed to contribute $2.0 million to a national fund for educating high school seniors and their parents regarding the financial aid process.

On October 10, 2007, the Company received a subpoena from the NYAG requesting certain information and documents from the Company in connection with the NYAG's investigation into the direct-to-consumer marketing practices of student lenders. The Company is cooperating with the request.

While the Company cannot predict the ultimate outcome of any inquiry or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department's guidance regarding those rules and regulations.

DEPARTMENT OF EDUCATION REVIEW

The Department of Education periodically reviews participants in the FFEL Program for compliance with program provisions. On June 28, 2007, the Department of Education notified the Company that it would be conducting a review of the Company's administration of the FFEL Program under the Higher Education Act. The Company understands that as of July 23, 2007, the Department of Education had selected 47 schools and 27 lenders for review. Specifically, the Department is reviewing the Company's practices in connection with the prohibited inducement provisions of the Higher Education Act and the provisions of the Higher Education Act and the associated regulations which allow borrowers to have a choice of lenders. The Company is cooperating with the Department of Education's review. While the Company cannot predict the ultimate outcome of the review, the Company believes its activities have materially complied with the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department's guidance regarding those rules and regulations.

DEPARTMENT OF JUSTICE MATTER

In connection with the Company's settlement with the Department of Education in January 2007 to resolve the OIG audit report with respect to the Company's student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate, the Company was informed by the Department of Education that a civil attorney with the Department of Justice had opened a file regarding the issues set forth in the OIG report, which the Company understands is common procedure following an OIG audit report. The Company has engaged in discussions and provided information to the Department of Justice in connection with the review. While the Company is unable to predict the ultimate outcome of the review, the Company believes its practices complied with applicable law, including the provisions of the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department's guidance regarding those rules and regulations.

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

On September 27, 2007, the President signed into law the College Cost Reduction Act. This legislation contains provisions with significant implications for participants in the FFEL Program by cutting funding to the FFELP Program by $20 billion over the next five years (as estimated by the Congressional Budget Office). Among other things, this legislation:

o Reduces special allowance payments to for-profit lenders and not-for-profit lenders by 0.55 percentage points and 0.40 percentage points, respectively, for both Stafford and Consolidation loans disbursed on or after October 1, 2007;

o Reduces special allowance payments to for-profit lenders and not-for-profit lenders by 0.85 percentage points and 0.70 percentage points, respectively, for PLUS loans disbursed on or after October 1, 2007;

o Increases origination fees paid by lenders on all FFELP loan types, from 0.5 percent to 1.0 percent, for all loans first disbursed on or after October 1, 2007;

o Eliminates all provisions relating to Exceptional Performer status, and the monetary benefit associated with it, effective October 1, 2007; and

o Reduces default insurance to 95 percent of the unpaid principal of such loans, for loans first disbursed on or after October 1, 2012.

The adoption of the College Cost Reduction Act has resulted in reduced annual yields on FFELP loans originated after October 1, 2007.

In October 2005, the Company entered into an agreement to amend an existing contract with College Assist. College Assist is the Colorado state-designated guarantor of FFELP student loans. Under the agreement, the Company provides student loan servicing and guaranty operations and assumed the operational expenses and employment of certain College Assist employees. College Assist pays the Company a portion of the gross servicing and guaranty fees as consideration for the Company providing these services on behalf of College Assist. As a result of the passage of the College Cost Reduction Act, on October 2, 2007, the Department notified College Assist of its decision to formally terminate the Voluntary Flexible Agreement ("VFA") between the Department and College Assist effective January 1, 2008. The termination of the VFA will have a negative impact on the Company's guaranty income.

In addition to the College Cost Reduction Act, other bills have been introduced in Congress which contain provisions which could significantly impact participants in the FFEL Program. Among other things, the proposals include:

o       requiring disclosures relating to placement on "preferred lender lists";
o       banning various arrangements between lenders and schools;
o       banning lenders from offering certain gifts to school employees;
o       eliminating the school-as-lender program;
o encouraging borrowers to maximize their borrowing through government loan programs, rather than private loan programs with higher interest rates;
o encouraging schools to participate in the Federal Direct Loan Program through increased federal grant funds; and
o       increasing the lender origination fee for consolidation loans.

As of the date of this Report, none of these other bills have been enacted into law. The impact of the proposed legislation is difficult to predict; however, increased fees for FFEL Program lenders and decreased loan volume as a result of increased participation in the Federal Direct Loan Program could have a negative impact on the Company's revenues.

HERA was enacted into law on February 8, 2006, and effectively reauthorized the Title IV provisions of the FFEL Program through 2012. HERA did not reauthorize the entire Higher Education Act, which is set to expire on March 31, 2008 (as a result of the Third Higher Education Extension Act of 2007). Therefore, further action will be required by Congress to reauthorize the remaining titles of the Higher Education Act. Reauthorization could result in the Company's revenues being negatively impacted.

The Company cannot predict the outcome of this or any other legislation impacting the FFEL Program and recognizes that a level of political and legislative risk always exists within the industry. This could include changes in legislation further impacting lender margins, fees paid to the Department, new policies affecting the competition between the Federal Direct Loan and FFEL Programs, additional lender risk sharing, or the elimination of the FFEL Program in its entirety.

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

Legislation has been introduced in Congress modifying the prohibited inducement provisions of the Higher Education Act, and the Department of Education published new regulations on November 1, 2007 relating to prohibited inducements that go into effect on July 1, 2008. The Department has requested that companies begin complying with the new regulations immediately even though they are not yet in effect. As a result, the Company has modified, or intends to modify, its business practices to comply with the prohibited inducement provisions as ultimately enacted or adopted, including the termination of the Company's affinity relationships and referral programs. Termination of these programs may result in decreased loan volume for the Company. In addition, changes to the Company's business practices in order to comply with the new prohibited inducement provisions may negatively impact the Company's business.

On June 28, 2007, the Department of Education notified the Company that it would be conducting a review of the Company's administration of the FFEL Program under the Higher Education Act. The Company understands that as of July 23, 2007, the Department of Education had selected 47 schools and 27 lenders for review. Specifically, the Department is reviewing the Company's practices in connection with the prohibited inducement provisions of the Higher Education Act and the provisions of the Higher Education Act and the associated regulations which allow borrowers to have a choice of lenders. The Company is cooperating with the Department of Education's review.

DEBT AND SECONDARY MARKET CONDITIONS COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY'S EARNINGS AND FINANCIAL CONDITION.

The Company's primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could be impacted by shifts in market interest rates. The Company has significant financing needs that it meets through the capital markets, including the debt and secondary markets. These markets are currently experiencing unprecedented disruptions, which could have an adverse impact on the Company's earnings and financial condition, particularly in the short term.

Current conditions in the debt markets include reduced liquidity and increased credit risk premiums for most market participants. These conditions can increase the cost and reduce the availability of debt in the capital markets. The Company attempts to mitigate the impact of debt market disruptions by obtaining adequate committed and uncommitted facilities from a variety of reliable sources.

During the third quarter of 2007, the Company increased its warehouse capacity as a result of the disruptions in the capital markets. As of September 30, 2007, the Company has loan warehousing capacity of $8.2 billion, of which $6.1 billion is outstanding, through bank supported commercial paper conduit programs. The Company has $2.1 billion in warehouse capacity available under its warehouse facilities.

The Company continues to seek other sources of liquidity. There can be no assurance, however, that the Company will be successful in these efforts, that such facilities will be adequate, or that the cost of debt will allow the Company to operate at profitable levels. Since the Company is dependent on the availability of credit to finance its operations, disruptions in the debt markets or a reduction in the Company's credit ratings could have an adverse impact on the Company's earnings and financial condition, particularly in the short term.

The secondary markets are also currently experiencing unprecedented disruptions resulting from reduced investor demand for student loan asset-backed securities and increased investor yield requirements for those securities. These conditions may continue or worsen in the future. While management of the Company believes the Company's capital and liquidity positions are currently strong and the Company has sufficient capacity to continue to grow its student loan portfolio, the Company's ability to acquire and hold student loans is not unlimited. As a result, a prolonged period of secondary market illiquidity may affect the Company's loan acquisition volumes and could have an adverse impact on the Company's future earnings and financial condition.

During the third quarter of 2007, similar to all companies that access the debt and liquidity markets, the Company experienced an increase in interest rates on its outstanding warehouse facilities as well as reset rates on its longer term financings. The disruption in the credit markets which is causing an increase in borrowing rates for the Company has caused compression in the Company's student loan spread during the third quarter of 2007 and is expected to continue through the fourth quarter of 2007.

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

In April 2007, the Company discovered that as a result of inadvertent issues related to the delivery of documents to participants, certain participants in the Company's Employee Share Purchase Plan, Restricted Stock Plan, Directors Stock Compensation Plan, and Employee Stock Purchase Loan Plan may not have during certain time frames actually received all of the information required to constitute a fully compliant prospectus under the Securities Act of 1933. While the issuance of shares under those plans has been registered with the Securities and Exchange Commission under registration statements on Form S-8, it is a violation of Section 5 of the Securities Act of 1933 to sell a security for which a registration statement has been filed unless accompanied or preceded by a prospectus that meets the requirements of Section 10 of the Securities Act of 1933.

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

FUTURE LOSSES DUE TO DEFAULTS ON LOANS HELD BY THE COMPANY PRESENT CREDIT RISK WHICH COULD ADVERSELY AFFECT THE COMPANY'S EARNINGS.

As of September 30, 2007, more than 99% of the Company's student loan portfolio was comprised of federally insured loans. These loans currently benefit from a federal guaranty of their principal balance and accrued interest. As a result of the Company's Exceptional Performer designation, the Company received 99% reimbursement on all eligible FFELP default claims submitted for reimbursement through September 30, 2007.

In June 2006, the Company submitted its application for Exceptional Performer re-designation to the Department to continue receiving reimbursements at the 99% level for the 12-month period from June 1, 2006 through May 31, 2007. By a letter dated September 28, 2007, the Department informed the Company that Nelnet, Inc. has been designated as an Exceptional Performer for the period from June 1, 2006 through May 31, 2008.

On September 27, 2007, the President signed into law the College Cost Reduction Act. Among other things, this legislation eliminates all provisions relating to Exceptional Performer status, and the monetary benefit associated with it, effective October 1, 2007. Accordingly, the Act eliminated the Company's Exceptional Performer designation effective October 1, 2007. Accordingly, the majority of claims submitted on or after October 1, 2007 are subject to reimbursement at 97% or 98% of principal and accrued interest depending on the disbursement date of the loan. As a result, during the three month period ended September 30, 2007, the Company recorded an expense of $15.7 million to increase the Company's allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program.

THE VOLUME OF AVAILABLE STUDENT LOANS MAY DECREASE IN THE FUTURE AND MAY ADVERSELY AFFECT THE COMPANY'S INCOME.

The Company's student loan originations generally are limited to students attending eligible educational institutions in the United States. Volume of originations are greater at some schools than others, and the Company's ability to remain an active lender at a particular school with concentrated volumes is subject to a variety of risks, including the fact that each school has the option to remove the Company from its "preferred lender" list or to add other lenders to its "preferred lender" list, and the risk that a school may enter the Federal Direct Loan Program. Additionally new regulations adopted by the Department relating to "preferred lender lists" may have the effect of reducing the Company's loan volume. The Company acquires student loans through forward flow commitments and branding partner arrangements with other student loan lenders, but each of these commitments has a finite term. The passage of the College Cost Reduction Act has resulted in a reduction in the yields on student loans and, accordingly, a reduction in the amount of the premium the Company will be able to pay lenders under its forward flow commitments and branding partner arrangements. As a result, the Company has been working with its forward flow and branding partner clients to renegotiate the premiums payable under its agreements. There can be no assurance that the Company will be successful in renegotiating the premiums under these agreements and, accordingly, the Company may be required to terminate commitments which are not economically reasonable. As a result, the Company may experience a decrease in its forward flow and branding partner loan volume. In addition, upon expiration of these agreements, there can be no assurance that these lenders will renew or extend their existing forward flow commitments or branding partner relationships on terms that are favorable to the Company, if at all, following their expiration.

New regulations adopted by the Department of Education relating to inducements specify that referral arrangements are prohibited. Although the Company's referral arrangements complied with the provisions of the Higher Education Act and the Department of Education's regulations and guidance thereunder, the Company will be required, as a result of the new regulations, to terminate any remaining referral arrangements, which may result in a reduction of the Company's loan volume.

IF REGULATORY AUTHORITIES PROHIBIT STUDENT LENDERS FROM ENGAGING IN NON-LENDING ACTIVITIES, THE COMPANY MAY NO LONGER BE ALLOWED TO OFFER CERTAIN PRODUCTS AND SERVICES, WHICH COULD NEGATIVELY IMPACT THE COMPANY'S REVENUES.

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

ELIMINATION OF THE FFEL PROGRAM WOULD HAVE A SIGNIFICANT NEGATIVE EFFECT ON THE COMPANY'S EARNINGS AND OPERATIONS.

In connection with the 2008 presidential election, certain candidates have proposed the elimination of the FFEL Program. Elimination of the FFEL Program would significantly impact the Company's operations and profitability by, among other things, reducing the Company's interest revenues as a result of the inability to add new FFELP loans to the Company's portfolio and reducing third-party servicing fees as a result of reduced FFELP loan servicing and origination volume from the Company's third-party servicing customers. The Company cannot predict whether any such proposals will ultimately be enacted.

IF MANAGEMENT DOES NOT EFFECTIVELY EXECUTE THE COMPANY'S RESTRUCTURING PROGRAM, THIS COULD ADVERSELY AFFECT THE COMPANY'S OPERATIONS, REVENUE, AND THE ABILITY TO COMPETE.

On September 6, 2007, the Company announced a strategic restructuring initiative to create efficiencies and lower costs in advance of the enactment of this legislation. The College Cost Reduction Act made severe cuts to the FFEL Program, which has significant implications for participants in the FFEL Program, including the Company. In the third quarter of 2007, the Company recorded $15.0 million of charges related to restructuring and $55.2 million of charges and expenses as a result of the legislation.

The Company continues to implement its restructuring initiatives, including lowering the cost of student loan acquisition, creating efficiencies in its asset generation business, and decreasing operating expenses through a reduction in workforce and realignment of operating facilities. The Company expects these initiatives to be substantially completed during the fourth quarter of 2007.

If the Company is unable to successfully implement its reorganization initiatives or if those initiatives do not have the desired effects or result in the projected efficiencies, the Company may incur additional or unexpected expenses which would adversely affect the Company's operations and revenues.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

UNREGISTERED SALES OF EQUITY SECURITIES

Effective as of September 19, 2007, the Company issued a total of 62,446 restricted shares of the Company's Class A common stock to the five former owners of CUnet, pursuant to the contingent acquisition consideration provisions of the purchase agreement for the Company's acquisition of CUnet in 2006. Such shares were valued under the agreement at a total of $1.1 million. For further information about the nature of this transaction, see note 7 of the notes to the consolidated financial statements in this Report.

The issuance of the shares was not registered under the Securities Act of 1933 (the "Securities Act") in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The facts relied upon to make such exemption available include the limited number of individuals to whom the shares were issued and the limited manner of offering, the representations in the purchase agreement by each such individual as to their status as an "accredited investor" as defined in Regulation D under the Securities Act, and the restricted status of the shares as evidenced by a customary restrictive legend on the certificates for the shares.

PURCHASE OF EQUITY SECURITIES

The following table summarizes the repurchases of Class A common stock during the third quarter of 2007 by the Company or any "affiliated purchaser" of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

                                                                   TOTAL NUMBER OF      MAXIMUM NUMBER
                                                                  SHARES PURCHASED     OF SHARES THAT MAY
                                   TOTAL NUMBER      AVERAGE     AS PART OF PUBLICLY   YET BE PURCHASED
                                    OF SHARES      PRICE PAID      ANNOUNCED PLANS      UNDER THE PLANS
  PERIOD                           PURCHASED (1)    PER SHARE    OR PROGRAMS (2) (3)    OR PROGRAMS (4)
--------------------------------  --------------   ------------ ---------------------  ------------------
July 1 - July 31, 2007                  238,495    $     23.71                   258          6,895,073
August 1 - August 31, 2007                  478          18.73                   478          6,851,056
September 1 - September 30, 2007            151          18.36                   151          6,784,374
                                  --------------   ------------ ---------------------
            Total                       239,124    $     22.67                   887
                                  ==============   ============ =====================

        (1) The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below; and
               (ii) shares repurchased pursuant to the 2006 ESLP discussed in footnote (3) below, of which there were none for the months of July, August, or September 2007. All shares of Class A common stock purchased pursuant to the 2006 Plan in July, August, and September were shares that had been issued to the Company's 401(k) plan and allocated to employee participant accounts pursuant to the plan's provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares, except for 238,237 shares purchased by the Company in July in connection with a put option settlement as discussed in note 13 of the notes to the consolidated financial statements included in this Report. These shares were originally issued by the Company in February 2006 in consideration for the purchase of FACTS.

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

                                                                            (B/C)            (A+D)
                                        Approximate                      Approximate      Approximate
                                      dollar value of  Closing price      number of        number of
                         Maximum      shares that may   on the last    shares that may  shares that may
                     number of shares     yet be       trading day of      yet be           yet be
                     that may yet be    purchased      the Company's      purchased        purchased
                     purchased under  under the 2006     Class A       under the 2006   under the 2006
                       the 2006 Plan       ESLP         common stock         ESLP        Plan and 2006
      As of                (A)             (B)              (C)               (D)             ESLP
------------------- -----------------------------------------------------------------------------------
July 31, 2007             4,759,235   $ 36,950,000       $ 17.30      2,135,838       6,895,073
August 31, 2007           4,758,757     36,950,000         17.66      2,092,299       6,851,056
September 30, 2007        4,758,606     36,950,000         18.24      2,025,768       6,784,374

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

ITEM 6.  EXHIBITS

         4.1* Indenture of Trust, dated as of August 1, 2007, by and between Nelnet Student Loan Trust 2007-2 and Zions First National Bank, as indenture trustee and eligible lender trustee.

        10.1 Real Estate Purchase Agreement dated as of October 31, 2007 between Union Bank and Trust Company and First National Life Insurance Company of the USA, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 2, 2007 and incorporated herein by reference.

        31.1* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.

        31.2* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

        32** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


        *   Filed herewith
        ** Furnished herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NELNET, INC.

Date:   November 9, 2007                      By:     /s/ MICHAEL S. DUNLAP
                                              ----------------------------------
                                              Name:   Michael S. Dunlap
                                              Title:  Chairman and Chief
                                                      Executive Officer


                                              By:     /s/ TERRY J. HEIMES
                                              ----------------------------------
                                              Name:   Terry J. Heimes
                                              Title:  Chief Financial Officer