Form 10-K
period 2007-12-31
NELNET INC
filed 2008-02-29
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant on June 29, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the Registrant’s Class A Common Stock on that date of $24.44 per share, was $624,345,266. For purposes of this calculation, the Registrant’s directors, executive officers, and greater than 10 percent shareholders are deemed to be affiliates.
As of January 31, 2008, there were 37,939,281 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,068,604 shares of Class A Common Stock held by a wholly owned subsidiary).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed for its 2008 Annual Meeting of Shareholders scheduled to be held May 22, 2008 are incorporated by reference into Part III of this Form 10-K.

NELNET, INC.
FORM 10-K

This report contains forward-looking statements and information that are based on management’s current expectations as of the date of this document. When used in this report, the words “anticipate,” “believe,” “estimate,” “intend,” and “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10-K (the “Report”) and changes in the terms of student loans and the educational credit marketplace arising from the implementation of, or changes in, applicable laws and regulations, which may reduce the volume, average term, and yields on student loans under the Federal Family Education Loan Program (the “FFEL Program” or “FFELP”) of the U.S. Department of Education (the “Department”) or result in loans being originated or refinanced under non-FFEL programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; and changes in prepayment rates and credit spreads; and the uncertain nature of the expected benefits from acquisitions and the ability to successfully integrate operations. Additionally, financial projections may not prove to be accurate and may vary materially. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this Report. The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this Report or unforeseen events. Although the Company may from time to time voluntarily update its prior forward-looking statements, it disclaims any commitment to do so except as required by securities laws.
PART I.
ITEM 1. BUSINESS
Overview
The Company is an education planning and financing company focused on providing quality products and services to students, families, and schools nationwide. The Company was formed as a Nebraska corporation in 1977. The Company ranks among the nation’s leaders in terms of total student loan assets originated, held, and serviced, principally consisting of loans originated under the FFEL Program (a detailed description of the FFEL Program is included in Appendix A to this Report). The Company offers a broad range of pre-college, in-college, and post-college products and services to students, families, schools, and financial institutions. These products and services help students and families plan and pay for their education and students plan their careers. The Company’s products and services are designed to simplify the education planning and financing process and are focused on providing value to students, families, and schools throughout the education life cycle. In recent years, the Company’s acquisitions have enhanced its position as a vertically-integrated industry leader. These acquisitions have allowed the Company to expand the products and services delivered to customers and to further diversify its revenue.
Education Life Cycle

Product and Service Offerings
The Company continues to diversify its sources of revenue including those generated from businesses that are not dependent upon government programs reducing legislative and political risk. The following tables summarize the Company’s net interest income and fee-based revenues as a percentage of the Company’s total revenue for the years ended December 31, 2005, 2006, and 2007 (dollars in thousands):
Revenue Diversification
Management evaluates the Company’s GAAP-based financial information as well as operating results on a non-GAAP performance measure referred to as “base net income”. Management believes “base net income” provides additional insight into the financial performance of the core operations. For further information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Operating Segments
The Company has five operating segments as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), as follows: Asset Generation and Management, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services and List Management, and Software and Technical Services. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. In accordance with SFAS No. 131, the Company includes separate financial information about its operating segments in note 21 of the notes to the consolidated financial statements included in this Report.

Asset Generation and Management
The Company’s Asset Generation and Management operating segment is its largest product and service offering and has historically driven the majority of the Company’s earnings. As discussed below, the yield on student loans have been adversely impacted due to recent legislation and capital market disruptions. As a result, the Company plans to be more selective in pursuing origination activity and will experience a decrease in loan volume. The Company owns a large portfolio of student loan assets through a series of education lending subsidiaries. The Company obtains loans through direct origination or through acquisition of loans.
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
Legislative Developments
On September 27, 2007, the President signed into law the College Cost Reduction and Access Act of 2007 (the “College Cost Reduction Act”). This legislation contains provisions with significant implications for participants in the FFEL Program, including cutting funding to the FFEL Program by $20 billion over a five year period as estimated by the Congressional Budget Office. Among other things, this legislation:
•
Reduced special allowance payments to for-profit lenders and not-for-profit lenders by 0.55 percentage points and 0.40 percentage points, respectively, for both Stafford and Consolidation loans disbursed on or after October 1, 2007;

•
Reduced special allowance payments to for-profit lenders and not-for-profit lenders by 0.85 percentage points and 0.70 percentage points, respectively, for PLUS loans disbursed on or after October 1, 2007;

•	Increased origination fees paid by lenders on all FFELP loan types, from 0.5 percent to 1.0 percent, for all loans first disbursed on or after October 1, 2007;

•	Eliminated all provisions relating to Exceptional Performer status, and the monetary benefit associated with it, effective October 1, 2007; and

•	Reduces default insurance to 95 percent of the unpaid principal of such loans, for loans first disbursed on or after October 1, 2012.

As a result of this legislation, management expects the annual yield on FFELP loans to decrease by approximately 70 to 80 basis points on student loans originated after October 1, 2007.
Restructuring Charges
Legislative Impact
On September 6, 2007, the Company announced a strategic initiative to create efficiencies and lower costs in advance of the enactment of the College Cost Reduction Act, which impacted the FFEL Program. In anticipation of the federally driven cuts to the student loan programs, management initiated a variety of strategies intended to modify the Company’s student loan business model, including lowering the cost of student loan acquisition, creating efficiencies in the Company’s asset generation business, and decreasing operating expenses through a reduction in workforce and realignment of operating facilities.
Capital Markets Impact
The Company has significant financing needs that it meets through the capital markets, including the debt and secondary markets. Since August 2007, these markets have experienced unprecedented disruptions, which are having an adverse impact on the Company’s earnings and financial condition. On January 23, 2008, the Company announced a plan to further reduce operating expenses related to its student loan origination and related businesses by reducing marketing, sales, service, and related support costs through a reduction in workforce and realignment of certain operating facilities as a result of the ongoing disruption in the global credit markets. Since the Company cannot determine nor control the length of time or extent to which the capital markets remain disrupted, it will reduce its direct and indirect costs related to its asset generation activities and be more selective in pursuing origination activity, in both the direct-to-consumer and campus based channels, for both private loans and FFELP loans. Accordingly, the Company has suspended consolidation student loan originations and will continue to review the viability of continuing to originate and acquire student loans through its various channels. As a result of these items, the Company will experience a decrease in origination volume compared to historical periods.
Student Loan Portfolio
Student loans owned by the Company include those originated under the FFEL Program, including the Stafford Loan Program, a program which allows for loans to be made to parents of undergraduate students and to graduate students (“PLUS”), and loans that consolidate certain borrower obligations (“Consolidation”), as well as non-federally insured loans. The following tables summarize the composition of the Company’s student loan portfolio as of December 31, 2005, 2006, and 2007, exclusive of the unamortized costs of origination and acquisition (dollars in millions):
Student Loan Portfolio Composition

Historically, the Company’s earnings and earnings growth were directly affected by the size of its portfolio of student loans, the interest rate characteristics of its portfolio, the costs associated with financing, servicing, and managing its portfolio, and the costs associated with origination and acquisition of the student loans in the portfolio, which includes, among other things, borrower benefits and rebate fees to the federal government. The Company currently generates a substantial portion of its earnings from the spread, referred to as its student loan spread, between the yield it receives on its student loan portfolio and the costs noted above. While the spread may vary due to fluctuations in interest rates and borrowing costs, the special allowance payments the Company receives from the federal government ensure the Company receives a minimum yield on its student loans, so long as certain requirements are met.
Student Loan Originations and Acquisitions
During the years ended December 31, 2007 and 2006, the Company originated or acquired a total of $2.9 billion and $3.5 billion, respectively, in student loans (net of repayments, consolidation loans lost, and loans sold), as indicated in the table below (dollars in thousands).

	Year ended December 31,
	2007	2006
Beginning balance	$23,414,468	19,912,955
Direct channel:
Consolidation loan originations	3,096,754	5,299,820
Less consolidation of existing portfolio	(1,602,835)	(2,643,880)

Net consolidation loan originations	1,493,919	2,655,940
Stafford/PLUS loan originations	1,086,398	1,035,695
Branding partner channel	662,629	720,641
Forward flow channel	1,105,145	1,600,990
Other channels	804,019	682,852

Total channel acquisitions	5,152,110	6,696,118
Repayments, claims, capitalized interest, participations, and other	(1,321,055)	(1,332,086)
Consolidation loans lost to external parties	(800,978)	(1,114,040)
Loans sold	(115,332)	(748,479)

Ending balance	$26,329,213	23,414,468

The Company originates and acquires loans through various methods, including: (i) direct-to-consumer channel, (ii) campus based channel, and (iii) spot purchases.
Direct-to-Consumer Channel
Through its direct-to-consumer channel, the Company originates student loans directly with students and parent borrowers. Student loans that the Company originates directly historically have been the most profitable because typically the cost to originate is less than the premiums paid or cost to acquire loans acquired through other channels.
Included in the direct-to-consumer channel are consolidation loans originated by the Company. Once a student’s loans have entered the grace or repayment period, their student loans are eligible to be consolidated if they meet certain requirements. Loan consolidation allows borrowers to make a single payment per month with a fixed interest rate, instead of multiple payments on multiple loans, and also enables borrowers to extend their loan repayment period for up to 30 years, depending upon the size of the consolidation loan.
During 2006 and 2007, the Company originated $5.3 billion and $3.1 billion of consolidation loans, respectively, through this channel. With the changes in legislation and impact of capital markets, the Company has suspended consolidation loan originations in January 2008.
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

Branding partners are lenders for which the Company acts as a marketing agent in specified geographic areas. A forward flow lender is one for whom the Company provides origination services, but provides no marketing services, or who simply agrees to sell loans to the Company under forward sale commitments. Generally, branding partner loans are more profitable for the Company than loans acquired from forward flow lenders. The Company ordinarily purchases loans originated by branding partners and forward flow lenders pursuant to a contractual commitment, at a premium above par, following full disbursement of the loans. The Company ordinarily retains rights to acquire loans subsequently made to the same borrowers, called “serial loans.” Origination and servicing of loans made by branding partners and forward flow lenders is primarily performed by the Company so that loans need not be moved from a different servicer upon purchase by the Company. In addition, the loan origination and servicing agreements generally provide for “life of loan” servicing so that loans cannot be moved to a different servicer.
The Company’s agreements and commitments with these lenders to purchase loans are commonly three to five years in duration and ordinarily contain provisions for automatic renewal for successive terms. The Company is generally obligated to purchase all of the loans originated by the Company on behalf of lenders under these commitments as well as some loans originated elsewhere; however, some branding partners retain rights to portions of their loan originations and in some instances forward flow lenders are only obligated to sell loans originated in certain specific geographic regions or exclude loans that are otherwise committed for sale to third parties. Additionally, branding partners and forward flow lenders are not necessarily obligated to provide the Company with a minimum amount of loans. In addition, purchases from branding partners and forward flow lenders are subject to the Company’s ability to fund such purchases.
Spot Purchases
The Company also acquires student loan portfolios from various entities under “one-time” agreements, or spot purchases. Typically, spot purchased loans have higher costs of acquisition compared to other loan channels.
Legislative and Credit Market Impact to Student Loan Originations and Acquisitions
The College Cost Reduction Act has resulted in a reduction in the yields on student loans and, accordingly, a reduction in the amount of the premium the Company is able to pay lenders under its forward flow commitments and branding partner arrangements. As a result, the Company has been working with its forward flow and branding partner clients to renegotiate the premiums payable under its agreements. There can be no assurance that the Company will be successful in renegotiating the premiums under these agreements and, accordingly, the Company may be required to terminate commitments which are not economically reasonable. As a result, the Company will experience a decrease in its forward flow and branding partner loan volume. The Company has also had to terminate its affinity and referral programs and accordingly will experience a decrease in loan volume as a result.
The Company’s primary funding needs are those required to finance its student loan portfolio and satisfy its cash requirements for new student loan originations and acquisitions. The Company relies upon secured financing vehicles as its most significant source of funding for student loans. Current conditions in the debt markets include reduced liquidity and increased credit risk premiums for most market participants. These conditions have increased the cost and reduced the availability of debt in the capital markets. As a result, a prolonged period of market illiquidity will affect the Company’s loan acquisition and origination volumes. As previously discussed, as a result of the disruptions in the capital markets, the Company plans to be more selective in pursuing origination activity in both the direct-to-consumer and campus based channels. In addition to suspending consolidation loan originations, the Company is also evaluating the economic and market feasibility of continuing its asset generation and acquisition activities in the same manner and scale as historical periods.
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
Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. The Company uses its warehouse facilities to pool student loans in order to maximize loan portfolio characteristics for efficient financing and to properly time market conditions for movement of the loans. As of December 31, 2007, the Company had student loan warehousing capacity of $9.2 billion through commercial paper conduit programs (of which $6.9 billion was outstanding and $2.3 billion was available for future use). See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The Company had $20.6 billion in asset-backed securities issued and outstanding as of December 31, 2007, which included $17.5 billion of notes with variable interest rates based on a spread to LIBOR and $2.9 billion of notes with variable interest rates which are set and periodically reset via a “dutch auction” (“Auction Rate Securities”) or through a remarketing utilizing broker-dealers and remarketing agents (“Variable Rate Demand Notes”). These asset-backed securities allow the Company to finance student loan assets on a long term basis. In 2007, the Company completed two asset-backed securitizations totaling $3.8 billion.
The Company has significant financing needs that it meets through the capital markets, including the debt and secondary markets. Since August 2007, these markets have experienced unprecedented disruptions, which have had an adverse impact on the Company’s earnings and financial condition. See Item 1A, “Risk Factors – Liquidity and Capital Resources.”
Interest Rate Risk Management
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
FFELP student loans generally earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. The Company generally finances its student loan portfolio with variable-rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable-rate debt continues to decline. In these interest rate environments, the Company earns additional spread income that it refers to as fixed rate floor income.
Depending on the type of the student loan and when it was originated, the borrower rate is either fixed to term or is reset to market rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company earns floor income for an extended period of time, which the Company refers to as fixed rate floor income, and for those loans where the borrower rate is reset annually on July 1, the Company earns floor income to the next reset date, which the Company refers to as variable-rate floor income. In accordance with new legislation enacted in 2006, lenders are required to rebate floor income and variable-rate floor income to the Department for all new FFELP loans originated on or after April 1, 2006.
Absent the use of derivative instruments, a rise in interest rates may reduce the amount of floor income received and this may have an impact on earnings due to interest margin compression caused by increasing financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with the special allowance payment formula. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed-rate loans effectively become variable rate loans, the impact of the rate fluctuations is reduced.
Credit Risk
The Company’s portfolio of student loan assets is subject to minimal credit risk, generally based upon the type of loan, date of origination, and quality of the underlying loan servicing. Substantially all of the Company’s loan portfolio (99% at December 31, 2007) is guaranteed at some level by the Department. Depending upon when the loan was first disbursed, and subject to certain servicing requirements, the federal government currently guarantees 97% or 98% of the principal of and the interest on federally insured student loans, which limits the Company’s loss exposure to 2% or 3% of the outstanding balance of the Company’s federally insured portfolio (for older loans disbursed prior to 1993, the guaranty rate is 100%). The Company’s portfolio of non-federally insured loans is subject to credit risk similar to other consumer loan assets.
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
The Company views SLM Corporation, the parent company of Sallie Mae, as its largest competitor in loan origination and student loans held. Large national and regional banks are also strong competitors, although many are involved only in the origination of student loans. Additionally, in different geographic locations across the country, the Company faces strong competition from the regional tax-exempt student loan secondary markets. The Federal Direct Loan (“FDL”) Program, in which the Federal government lends money directly to students and families, has also historically reduced the origination volume available for FFEL Program participants.

The following tables summarize the top FFELP loan holders, originators, and consolidators as of September 30, 2005 (the latest date information was available from the Department):

Top FFELP Loan Holders			Top FFELP Stafford and PLUS Originators			Top FFELP Consolidators
Rank	Name	$ billions	Rank	Name	$ billions	Rank	Name	$ billions
1	Sallie Mae	$102.3	1	JPMorgan Chase	$5.4	1	Sallie Mae	$19.3
2	Citigroup	24.6	2	Sallie Mae	5.0	2	Citigroup	4.8
3	Nelnet	15.8	3	Nelnet	4.1	3	Nelnet	4.1
4	Wachovia	10.7	4	Citigroup	3.3	4	JPMorgan Chase	2.2
5	Wells Fargo	9.6	5	Bank of America	2.9	5	SunTrust	1.9
6	Brazos Group	9.0	6	Wells Fargo	2.3	6	Northstar	1.7
7	College Loan Corp.	7.8	7	Wachovia	2.1	7	Goal Financial	1.7
8	JPMorgan Chase	7.5	8	College Loan Corp.	1.2	8	College Loan Corp.	1.6
9	PHEAA	6.8	9	U.S. Bancorp	1.1	9	Brazos Group	1.6
10	Goal Financial	5.3	10	Access Group	1.1	10	PHEAA	1.6
Source: Department of Education
Seasonality
The Company earns net interest income on its portfolio of student loans. Net interest income is primarily driven by the size and composition of the portfolio in addition to the cost of borrowing and the prevailing interest rate environment. Although originations of student loans are generally subject to seasonal trends which will generally correspond to the traditional academic school year, the size of the Company’s portfolio, the periodic acquisition of student loans through its various channels, and the run-off of its portfolio limits the seasonality of net interest income. Unlike the lack of seasonality associated with interest income, the Company incurs significantly more asset generation costs prior to and at the beginning of the academic school year.
Student Loan and Guaranty Servicing
The Company’s servicing division offers lenders across the United States a complete line of education loan services, including application processing, underwriting, fund disbursement, customer service, account maintenance, federal reporting and billing collections, payment processing, default aversion, claim filing, and recovery/collection services. These activities are performed internally for the Company’s portfolio in addition to generating fee revenue when performed for third-party clients. The Company’s student loan servicing division uses proprietary systems to manage the servicing process. These systems provide for automated compliance with most of the regulations adopted under Title IV of the Higher Education Act. The Company offers three primary product offerings as part of its loan and guaranty servicing functions. These product offerings and percentage of total Student Loan and Guaranty Servicing revenue provided by each during the year ended December 31, 2007 are as follows:
1.	Origination and servicing of FFEL Program loans (43.3%);

2.	Origination and servicing of non-federally insured student loans (8.0%); and

3.	Servicing and support outsourcing for guaranty agencies (48.7%).
The following table summarizes the Company’s loan servicing volumes for FFELP and private loans (dollars in millions):

	As of December 31, 2007		As of December 31, 2006
	Dollar	Percent	Dollar	Percent
Company	$25,640	75.8%	$21,869	71.5%
Third Party	8,177	24.2	8,725	28.5

Total	$33,817	100.0%	$30,594	100.0%

The Company performs the origination and servicing activities for FFEL Program loans for itself as well as third-party clients. The Company believes service, reputation, and/or execution are factors considered by schools in developing their lender lists and customers selecting a servicer for their loans. Management believes it is important to provide exceptional customer service at a reasonable price in order to increase the Company’s loan servicing and origination volume at schools with which the Company does business.
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
The Company’s guaranty servicing is limited to a small group of customers, which include Tennessee Student Assistance Corporation (“TSAC”), College Assist (which is the Colorado state-designated guarantor of FFELP student loans – formerly known as College Access Network), National Student Loan Program (“NSLP”), and the Higher Education Assistance Commission (“HESC”) of New York.
In October 2005, the Company entered into an agreement to amend an existing contract with College Assist. Under the agreement, the Company provides student loan servicing and guaranty operations and assumed the operational expenses and employment of certain College Assist employees. College Assist pays the Company a portion of the gross servicing and guaranty fees as consideration for the Company providing these services on behalf of College Assist. As a result of the passage of the College Cost Reduction Act, on October 2, 2007, the Department notified College Assist of its decision to formally terminate the Voluntary Flexible Agreement (“VFA”) between the Department and College Assist effective January 1, 2008. The termination of the VFA will decrease the Company’s guaranty income by approximately $9 million annually.
The chart below shows the number of third-party servicing customers, by product, within the Company’s Student Loan and Guaranty Servicing segment as of December 31, 2007:

Number of Third-party
Product Type	Servicing Customers
FFELP	121
Private	19
Guaranty	4

Total	144

Competition
There is a relatively large number of lenders and servicing organizations who participate in the FFEL Program. The chart below lists the top ten servicing organizations for FFEL loans as of December 31, 2006 (the latest date information was available from the Department).

Top FFELP Loan Servicers
Rank	Name	$ billions
1	Sallie Mae	$115.2
2	PHEAA	32.1
3	Nelnet	29.2
4	ACS	28.8
5	Great Lakes	26.8
6	Citigroup	19.5
7	JPMorgan Chase	10.6
8	Wells Fargo	10.2
9	Edfinancial	6.4
10	Express Loan Servicing	6.3
Source: Student Loan Servicing Alliance
The principal competitor for existing and prospective loan and guaranty servicing business is SLM Corporation. Sallie Mae is the largest FFELP provider of origination and servicing functions as well as one of the largest service providers of non-federally guaranteed loans. The Company believes the number of guaranty agencies contracting for technology services will increase as states continue expanding the scope of their financial aid grant programs and as a result of existing deficient or outdated systems. Since there is a finite universe of clients, competition for existing and new contracts is considered high. Agencies may choose to contract for part or all of their services, and the Company believes its products and services are competitive. To enhance its competitiveness, the Company continues to focus on service quality and technological enhancements.
Seasonality
The revenue earned by the Company’s loan and guaranty servicing operations is primarily related to the outstanding portfolio size and composition and the amount of disbursement and origination activity. Revenue generated by recurring monthly activity is driven based on the outstanding portfolio size and composition and has little seasonality. However, a portion of the fees received by the Company under various servicing contracts do relate to services provided in relation to the origination and disbursement of student loans. Stafford and PLUS loans are disbursed as directed by the school and are usually divided into two or three equal disbursements released at specified times during the school year. The two periods of August through October and December through March account for the majority of the Company’s total annual Stafford and PLUS loan disbursements. For private loan origination activities, disbursements peak from June through September and the Company will earn a large portion of its origination fee income during these months. There is also a seasonal fluctuation in guaranty processing levels due to the correlation of the delivery of loans to students attending schools with traditional academic calendars, with peak season occurring from approximately July to September.
Tuition Payment Processing and Campus Commerce
The Company’s Tuition Payment Processing and Campus Commerce operating segment provides products and services to help institutions and education seeking families manage the payment of education costs during the pre-college and college stages of the education life cycle. The Company provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to K-12 and higher educational institutions, families, and students. In addition, the Company provides financial needs analysis for students applying for aid in private and parochial K-12 schools.
The K-12 market consists of nearly 30,000 private and faith-based educational institutions nationally. In the K-12 market the Company offers tuition management services as well as assistance with financial needs assessment, enrollment management, and donor management. The Company has actively managed tuition payment plans in place at approximately 3,900 K-12 educational institutions.
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
The Company offers two principal products to the higher education market – actively managed tuition payment plans and campus commerce outsourcing. The Company has actively managed tuition payment plans in place at approximately 600 colleges and universities. Higher educational institutions contract with the Company to administer deferred payment plans where the institution allows the responsible party to make monthly payments on either a semester or annual basis. The Company collects a fee from either the institution or the payer as an administration fee.

The campus commerce solution, QuikPAY®, is sold as a subscription service to colleges and universities. QuikPAY processes payments through the appropriate channels in the banking or credit card networks to make deposits into the client’s bank account. It can be further deployed to other departments around campus as requested (e.g., application fees, alumni giving, parking, events, etc.). There are approximately 200 college and university campuses using the QuikPAY system. The Company earns revenue for e-billing, hosting/maintenance, credit card convenience fees, and e-payment transaction fees.
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
Seasonality
This segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Tuition management revenue is recognized over the course of the academic term, but the peak operational activities take place in summer and early fall. Revenue associated with providing QuikPAY subscription services is recognized over the service period with the highest revenue months being July through September and December and January. The Company’s operating expenses do not follow the seasonality of the revenues. This is primarily due to fixed year-round personnel costs and seasonal marketing costs.
Enrollment Services and List Management
The Company’s Enrollment Services and List Management operating segment provides education planning resources to help education seeking families and the institutions that serve them during primarily the pre-college phase of the education life cycle. The Company provides an integrated suite of direct marketing products and services to help schools and businesses reach the middle school, high school, college bound high school, college, and young adult market places. In addition, the Company offers enrollment products and services that are focused on helping (i) students plan and prepare for life after high school and (ii) colleges recruit and retain students. The Company’s enrollment products and services include the following:
•	Test preparation study guides and online courses

•	Admissions consulting

•	Licensing of scholarship data

•	Essay and resume editing services

•	Financial aid products

•	Student recognition publications

•	Vendor lead management services

•	Pay per click management

•	Email marketing

•	Admissions lead generation

•	List marketing services

•	Call center services
As with all of the Company’s products and services, the Company’s focus is on the education seeking family – both college bound and in college – and the Company delivers products and services in this segment through four primary customer channels: higher education, corporate and government, K-12, and direct-to-consumer/customer service. Many of the Company’s products in this segment are distributed online; however, products such as study guides and books are distributed as printed materials. In addition, essay and resume editing services are delivered primarily by contract editors. In addition to its other clients, the Company provides on-line test preparation services and products to the United States Army, Navy, and Air Force under contracts with one year terms.

Competition
In this segment, the primary areas in which the Company competes are: lead generation and management, test preparation study guides and online courses, call center services, and student recognition publications.
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
Seasonality
As with the Company’s other business segments, portions of the Company’s Enrollment Services and List Management segment are subject to seasonal fluctuations based upon the traditional academic school year, with peaks in January and August. Additionally, the Company recognizes revenue from the sale of lists and books when these products are distributed to the customer. Revenue from the sale of lists is dependent on demand for the lists and varies from period to period. Also, the Company’s student recognition activities are related to the mailing of two primary publications. These publications have historically been mailed in the December to January and June to July time periods and production costs are recorded as incurred, which are three to nine months prior to book shipment.
Software and Technical Services
The Company uses internally developed student loan servicing software and also licenses this software to third-party student loan holders and servicers. The Company also provides information technology products and services, with core areas of business in educational loan software solutions, business intelligence, technical consulting services, and Enterprise Content Management (“ECM”) solutions.
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
The Company also supplies and supports ECM solutions. The Company’s Technical Consulting Services group provides consulting services, primarily Microsoft related, both within and outside of the educational loan marketplace. The Company’s Microsoft Enterprise Consulting practice also provides products and solutions for the Microsoft platform. Examples of these products are Uconnect® (an application integration product), Dynamic Payables® (an Accounts Payable automation product), and Dynamic Filer® (a low-cost file, scan, and search solution).
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
A significant portion of the software and technology services business is dependent on the existence of and participants in the FFEL Program. If the federal government were to terminate the FFEL Program or the number of entities participating in the program were to decrease, the Company’s software and technical services segment would be impacted. The recent legislation and capital market disruptions have had an impact on the profitability of FFEL Program participants. As a result, the number of entities participating in the FFEL Program has and may continue to be adversely impacted. This impact could have an effect on the Company’s software and technical services segment.

Competition
The Company is one of the leaders in the education loan software processing industry. Approximately 60% of the top 100 lenders in the FFEL Program utilize the Company’s software either directly or indirectly. Management believes the Company’s competitors in this segment are much smaller than the Company and do not have the depth of knowledge or products offered by the Company.
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
Intellectual Property
The Company owns numerous trademarks and service marks (“Marks”) to identify its various products and services. As of December 31, 2007, the Company had approximately 18 pending and 83 registered Marks. The Company actively asserts its rights to these Marks when it believes harmful infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. Each of the Marks has, upon registration, an indefinite duration so long as the Company continues to use the Mark on or in connection with such goods or services as the Mark identifies. In order to protect the indefinite duration, the Company makes filings to continue registration of the Marks. The Company owns four patent applications that have been published, but have not yet been issued and has also actively asserted its rights thereunder in situations where the Company believes its claims may be infringed upon. The Company owns many copyright-protected works, including its various computer system codes and displays, Web sites, publications, and marketing collateral. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company’s software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company’s intellectual property.
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
Employees
As of December 31, 2007, the Company had approximately 2,800 employees. Approximately 1,450 of these employees held professional and management positions while approximately 1,350 were in support and operational positions. None of the Company’s employees are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its employees, and the Company believes that relations with its employees are good.
Available Information
Copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available on the Company’s Web site free of charge as soon as reasonably practicable after such reports are filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). Investors and other interested parties can access these reports and the Company’s proxy statements at http://www.nelnet.com. The SEC maintains an Internet site (http://www.sec.gov) that contains periodic and other reports such as annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K, respectively, as well as proxy and information statements regarding the Company and other companies that file electronically with the SEC.

The Company has adopted a Code of Conduct that applies to directors, officers, and employees, including the Company’s principal executive officer and its principal financial and accounting officer, and has posted such Code of Conduct on its Web site. Amendments to and waivers granted with respect to the Company’s Code of Conduct relating to its executive officers and directors which are required to be disclosed pursuant to applicable securities laws and stock exchange rules and regulations will also be posted on its Web site. The Company’s Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter are also posted on its Web site and, along with its Code of Conduct, are available in print without charge to any shareholder who requests them. Please direct all requests as follows:
Nelnet, Inc.
121 South 13th Street, Suite 201
Lincoln, Nebraska 68508
Attention: Secretary
Information on the Company’s Web site is not incorporated by reference into this Report and should not be considered part of this Report.
ITEM 1A. RISK FACTORS
Asset Generation and Management and Student Loan and Guaranty Servicing Operating Segments
The following risk factors relate to the Company’s operating segments most impacted by the provisions of the FFEL Program which include:
•	Asset Generation and Management; and

•	Student Loan and Guaranty Servicing.
Additional risk factors affecting these segments are set forth under the “Liquidity and Capital Resources” caption below.
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
Furthermore, Congressional amendments to the Higher Education Act or other relevant federal laws, and rules and regulations promulgated by the Secretary of Education, may adversely impact holders of FFELP loans. For example, changes might be made to the rate of interest or special allowance payments paid on FFELP loans, to the level of insurance provided by guaranty agencies, or to the servicing requirements for FFELP loans. Such changes could have a material adverse effect on the Company and its results of operations.
On September 27, 2007, the President signed into law the College Cost Reduction Act that contained provisions with significant implications for participants in the FFEL Program. In addition to the College Cost Reduction Act, other bills have been introduced in Congress which contain provisions which could significantly impact participants in the FFEL Program. Among other things, the proposals include:
•	requiring disclosures relating to placement on “preferred lender lists”;

•	banning various arrangements between lenders and schools;

•	banning lenders from offering certain gifts to school employees;

•	eliminating the school-as-lender program;

•	encouraging borrowers to maximize their borrowing through government loan programs, rather than private loan programs with higher interest rates;

•	encouraging schools to participate in the Federal Direct Loan Program through increased federal grant funds; and

•	increasing the lender origination fee for consolidation loans.

As of the date of this Report, none of these other bills have been enacted into law. The impact of the proposed legislation is difficult to predict; however, increased fees for FFEL Program lenders and decreased loan volume as a result of increased participation in the Federal Direct Loan Program could have a negative impact on the Company’s revenues.
The Higher Education Reconciliation Act of 2005 (“HERA”) was enacted into law on February 8, 2006, and effectively reauthorized the Title IV provisions of the FFEL Program through 2012. HERA did not reauthorize the entire Higher Education Act, which is set to expire on March 31, 2008 (as a result of the Third Higher Education Extension Act of 2007). Therefore, further action will be required by Congress to reauthorize the remaining titles of the Higher Education Act. Reauthorization could result in the Company’s revenues being negatively impacted.
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
In addition to changes to the FFEL Program and the Higher Education Act, various state laws targeted at student lending companies have been proposed or are in the process of being enacted. Many of these laws propose or require changes to lending and business practices of student lenders. These laws could have a negative impact on the Company’s operations by requiring changes to the Company’s business practices and operations.
The Company may be subject to penalties and sanctions if it fails to comply with governmental regulations or guaranty agency rules.
The Company’s principal business is comprised of originating, acquiring, holding, and servicing student loans made and guaranteed pursuant to the FFEL Program, which was created by the Higher Education Act. The Higher Education Act governs many aspects of the Company’s operations. The Company is also subject to rules of the agencies that act as guarantors of the student loans, known as guaranty agencies. In addition, the Company is subject to certain federal and state banking laws, regulations, and examinations, as well as federal and state consumer protection laws and regulations, including, without limitation, laws and regulations governing borrower privacy protection, information security, restrictions on access to student information, and specifically with respect to the Company’s non-federally insured loan portfolio, certain state usury laws and related regulations and the Federal Truth in Lending Act. All or most of these laws and regulations impose substantial requirements upon lenders and servicers involved in consumer finance. Failure to comply with these laws and regulations could result in liability to the Company, the imposition of civil penalties, and potential class action suits.
The Company’s failure to comply with regulatory regimes described above may arise from:
•	breaches of the Company’s internal control systems, such as a failure to adjust manual or automated servicing functions following a change in regulatory requirements;

•	privacy issues;

•	technological defects, such as a malfunction in or destruction of the Company’s computer systems; or

•	fraud by the Company’s employees or other persons in activities such as borrower payment processing.
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
Competition created by the Federal Direct Loan Program and from other lenders and servicers and the impact of recent legislation may adversely impact the volume of future originations and the Company’s servicing business.

The Company’s student loan originations generally are limited to students attending eligible educational institutions in the United States. Volume of originations are greater at some schools than others, and the Company’s ability to remain an active lender at a particular school with concentrated volumes is subject to a variety of risks, including the fact that each school has the option to remove the Company from its “preferred lender” list or to add other lenders to its “preferred lender” list, and the risk that a school may enter the Federal Direct Loan Program. Additionally, new regulations adopted by the Department relating to “preferred lender lists” may have the effect of reducing the Company’s loan volume.
Under the Federal Direct Loan Program, the Department makes loans directly to student borrowers through the educational institutions they attend. The volume of student loans made under the FFEL Program and available for the Company to originate or acquire may be reduced to the extent loans are made to students under the Federal Direct Loan Program. In addition, if the Federal Direct Loan Program expands, to the extent the volume of loans serviced by the Company is reduced, the Company may experience reduced economies of scale, which could adversely affect earnings. Loan volume reductions could further reduce amounts received by the guaranty agencies available to pay claims on defaulted student loans.
In the FFEL Program market, the Company faces significant competition from SLM Corporation, the parent company of Sallie Mae and other existing lenders and servicers. As the Company seeks to further expand its business, the Company will face numerous other competitors, many of which will be well established in the markets the Company seeks to penetrate. Some of the Company’s competitors are much larger than the Company, have better brand recognition, and have greater financial and other resources. In addition, several competitors have large market capitalizations or cash reserves and are better positioned to acquire companies or portfolios in order to gain market share. Consequently, such competitors may have more flexibility to address the risks inherent in the student loan business. Finally, some of the Company’s competitors are tax-exempt organizations that do not pay federal or state income taxes and which usually have the ability to issue tax-exempt securities, which typically carry a lower cost of funds than the Company’s securities. These factors could give the Company’s competitors a strategic advantage.
In 2005, the Company entered into an agreement to amend an existing contract with College Assist. Under the agreement, the Company provides student loan servicing and guaranty operations. College Assist pays the Company a portion of the gross servicing and guaranty fees as consideration for the Company providing these services on behalf of College Assist. The Company is a partner in a loan servicing consortium with College Assist in which lenders agree to use the Company as a FFELP student loan servicer and College Assist as the Guarantor for all loans made to Colorado schools. One of the Company’s customers has recently decided to stop participating in the consortium. Other lenders have indicated a willingness to continue participation, but only for time commitments of a month to month or 12 month duration. In the past, these commitments were made for five year terms. Reductions in participation of consortium lenders would have an adverse impact to the Company’s operating results as this would impact the Company’s loan servicing revenue and its guaranty servicing revenue (as the Company receives a portion of the gross guaranty fees from College Assist for providing such services).
Due to the impact of the recent legislative changes and capital market disruptions, FFELP lenders are re-evaluating the markets in which they will originate loans. Some are looking at the cohort default rates of the schools with which they do business. Several lenders have decided not to purchase loans that have been rehabilitated out of default as established by federal regulation (“Rehabilitated Loans”). Rehabilitated Loans collections comprise approximately 20 percent of the Company’s guaranty servicing revenue. The Company’s guaranty servicing revenue could be negatively impacted as a result of the decrease in the number of lenders using this service.
A decrease in third-party servicing volume could have a negative effect on the Company’s earnings.
To the extent that third-party servicing clients reduce the volume of student loans that the Company processes on their behalf, the Company’s income would be reduced, and, to the extent the related costs could not be reduced correspondingly, net income could be adversely affected. Such volume reductions occur for a variety of reasons, including if third-party servicing clients commence or increase internal servicing activities, shift volume to another service provider, perhaps because of competition or service levels, or exit the FFEL Program completely, for instance as a result of reduced interest rate margins.
The Company’s inability or choice not to maintain its relationships with significant branding and forward flow partners and/or customers could have an adverse impact on its business.
The Company’s inability or choice not to maintain strong relationships with significant schools, branding and forward flow partners, servicing customers, and guaranty agencies could result in loss of:
•	loan origination volume with borrowers attending certain schools;

•	loan origination volume generated by some of the Company’s branding and forward flow partners; and

•	loan and guaranty servicing volume generated by some of the Company’s loan servicing and guaranty agency customers.

The Company acquires student loans through forward flow commitments and branding partner arrangements with other student loan lenders, but each of these commitments has a finite term. The passage of the College Cost Reduction Act has resulted in a reduction in the yields on student loans and, accordingly, a reduction in the amount of the premium the Company will be able to pay lenders under its forward flow commitments and branding partner arrangements. As a result, the Company has been working with its forward flow and branding partner clients to renegotiate the premiums payable under its agreements. There can be no assurance that the Company will be successful in renegotiating the premiums under these agreements and, accordingly, the Company may be required to terminate commitments which are not economically reasonable. In addition, the current capital market disruption may render origination or acquisition of student loans through these channels uneconomical. As a result, the Company may experience a decrease in its forward flow and branding partner loan volume. In addition, upon expiration of these agreements, there can be no assurance that these lenders will renew or extend their existing forward flow commitments or branding partner relationships on terms that are favorable to the Company, if at all, following their expiration. Loss of a strong branding or forward flow partner or relationships with schools from which a significant volume of student loans is directly or indirectly acquired, could result in an adverse effect on the Company’s business.
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
Legislation has been introduced in Congress modifying the prohibited inducement provisions of the Higher Education Act, and the Department of Education published new regulations on November 1, 2007 relating to prohibited inducements that go into effect on July 1, 2008. The Department has requested that companies begin complying with the new regulations immediately even though they are not yet in effect. As a result, the Company has modified, or intends to modify, its business practices to comply with the prohibited inducement provisions as ultimately enacted or adopted, including the termination of the Company’s affinity relationships and referral programs. Termination of these programs may result in decreased loan volume for the Company. In addition, changes to the Company’s business practices in order to comply with the new prohibited inducement provisions may negatively impact the Company’s business.
Future losses due to defaults on loans held by the Company present credit risk which could adversely affect the Company’s earnings.
The majority of the Company’s student loan portfolio is comprised of federally insured loans. These loans currently benefit from a federal guaranty of their principal balance and accrued interest. The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company’s loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government currently guarantees 97% of the principal of and the interest on federally insured student loans disbursed on and after July 1, 2006 (and 98% for those loans disbursed prior to July 1, 2006), which limits the Company’s loss exposure on the outstanding balance of the Company’s federally insured portfolio. Also, in accordance with the Student Loan Reform Act of 1993, student loans disbursed prior to October 1, 1993 are fully insured.
The Company’s non-federally insured loans are unsecured and are not guaranteed or reinsured under the FFEL Program or any other federal student loan program and are not insured by any private insurance program. Accordingly, the Company bears the full risk of loss on these loans if the borrower and co-borrower, if applicable, default. In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, months in repayment, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. The Company places a non-federally insured loan on nonaccrual status and charges off the loan when the collection of principal and interest is 120 days past due.
The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that the Company’s management believes is adequate to cover probable losses inherent in the loan portfolio. However, future defaults can be higher than anticipated due to a variety of factors such as downturns in the economy, regulatory or operational changes in debt management operations effectiveness, and other unforeseen future trends. If actual performance is worse than estimated, this could materially affect the Company’s estimate of the allowance for loan losses and the related provision for loan losses in the Company’s statement of operations.

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
Pursuant to the Higher Education Act, borrowers may prepay loans made under the FFEL Program at any time without penalty. Prepayments may result from consolidating student loans, which tends to occur more frequently in low interest rate environments, from borrower defaults, which will result in the receipt of a guaranty payment, and from voluntary full or partial prepayments, among other things. High prepayment rates will have the most impact on the Company’s asset-backed securitization transactions, since these securities are priced according to their expected average lives. The rate of prepayments of student loans may be influenced by a variety of economic, social, and other factors affecting borrowers, including interest rates and the availability of alternative financing.

The Company’s profits could be adversely affected by higher prepayments, which would reduce the amount of interest the Company received and expose the Company to reinvestment risk.
Consolidation loan activity by competitors present a risk to the Company’s loan portfolio and profitability.
The Company’s portfolio of federally insured loans is subject to refinancing through the use of consolidation loans, which are expressly permitted by the Higher Education Act. In January 2008, the Company suspended consolidation student loan originations as a result of legislative actions and capital market disruptions which impacted the profitability of consolidation loans. As a result, the Company may lose student loans in its portfolio that are consolidated away by competing lenders. Increased consolidations of student loans by the Company’s competitors may result in a negative return on loans, when considering the origination costs or acquisition premiums paid with respect to these loans. Additionally, consolidation of loans away by competing lenders can result in a decrease of the Company’s servicing portfolio, thereby decreasing fee-based servicing income.
The Company faces liquidity risks associated with financing student loan originations and acquisitions.
The Company’s primary funding needs are those required to finance its student loan portfolio and satisfy its cash requirements for new student loan originations and acquisitions. The Company relies upon secured financing vehicles as its most significant source of funding for student loans. Current conditions in the debt markets have resulted in reduced liquidity and increased credit risk premiums for most market participants. These conditions can increase the cost and reduce the availability of debt in the capital markets. As a result, a prolonged period of market illiquidity may affect the Company’s loan acquisition and origination volumes and could have an adverse impact on the Company’s future earnings and financial condition. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Elimination of the FFEL Program would have a significant negative effect on the Company’s earnings and operations.
In connection with the 2008 presidential election, certain candidates have proposed the elimination of the FFEL Program. Elimination of the FFEL Program would significantly impact the Company’s operations and profitability by, among other things, reducing the Company’s interest revenues as a result of the inability to add new FFELP loans to the Company’s portfolio and reducing third-party servicing fees as a result of reduced FFELP loan servicing and origination volume from the Company’s third-party servicing customers. The Company cannot predict whether any such proposals will ultimately be enacted.
Operating Segments – Fee Based Businesses
The following risk factors relate to the Company’s operating segments not directly related to the FFEL Program. These operating segments include:
•	Tuition Payment Processing and Campus Commerce;

•	Enrollment Services and List Management; and

•	Software and Technical Services.
If regulatory authorities prohibit student lenders from engaging in non-lending activities, the Company may no longer be allowed to offer certain products and services or may be required to exit the lending business, which could negatively impact the Company’s revenues.
As a diversified education services company, the Company offers many products and services which are not related to the FFEL Program. Recently, various regulatory authorities have started to examine the relationships between student lending companies and their customers. In the event state and/or federal authorities adopt restrictions on the products and services which may be offered by student lending companies, the Company may have to cease offering certain products and services or may be limited to marketing those products and services to customers which do not participate in the FFEL Program. Any restrictions on the Company’s ability to market or sell products or services may have a negative impact on the Company’s revenues.
Changes in legislation and regulations could have a negative impact upon the Company’s business and may affect its profitability.
Changes to privacy and direct mail legislation could negatively impact the Company, in particular the Company’s list management and lead generation activities. Changes in such legislation could restrict the Company’s ability to collect information for its list management and lead generation activities and its ability to use the information it collects. The Company has a privacy policy that covers how certain subsidiaries collect, protect, and use personal information. Depending on the department, product, and/or other factors, certain entities may have more restrictive information handling practices.

The Company’s Software and Technical Services operating segment provides information technology products and services, with core areas of business in student loan software solutions for schools, lenders, and guarantors. Many of the Company’s customers receiving these services have been negatively impacted as a result of the passage of the College Cost Reduction Act in September 2007 and the recent disruption in the capital markets. This impact could decrease the demand for the Company’s products and services and affect the Company’s revenue and profit margins.
The Company’s results are affected by competitive conditions and customer preferences.
Demand for the Company’s products and services, which impact revenue and profit margins, is affected by (i) the development and timing of the introduction of competitive products and services; (ii) the Company’s response to pricing to stay competitive; and (iii) the change in customers’ preferences for the Company’s products and services, including the success of products and services offered by competitors. In addition, K-12 and post-secondary enrollment numbers impact the demand for the Company’s products and services. Education enrollment numbers are impacted by general population trends and the general state of the economy. Revenue in the Company’s fee-based businesses is recurring only to the extent that customer relationships are sustained. Reduction in volume or loss of a customer relationship could have a negative impact on the Company’s results of operations.
Liquidity and Capital Resources
The Company faces liquidity risks associated with financing student loan originations and acquisitions.
The Company’s primary funding needs are those required to finance its student loan portfolio and satisfy its cash requirements for new student loan originations and acquisitions. In general, the amount, type, and cost of the Company’s funding, including securitization and unsecured financing from the capital markets and borrowings from financial institutions, have a direct impact on the Company’s operating expenses and financial results and can limit the Company’s ability to grow its student loan assets. The Company relies upon secured financing vehicles as its most significant source of funding for student loans. The Company’s primary secured financing vehicles are loan warehouse facilities and asset-backed securitizations.
As discussed in more detail below with respect to the Company’s loan warehouse facilities and asset-backed securitizations, the recent unprecedented disruptions in the credit markets have had and may continue to have an adverse impact on the cost and availability of financing for the Company’s student loan portfolios, and as a result have had and may continue to have an adverse impact on the Company’s results of operations and financial condition. Such credit market conditions may continue or worsen in the future.
Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. A portion of the Company’s operating and warehouse financings are provided by third parties, over which it has no control. Current conditions in the debt markets have resulted in reduced liquidity and increased credit risk premiums for most market participants. These conditions can increase the cost and reduce the availability of debt in the capital markets. If warehouse financing sources are unavailable, the Company may be unable to meet its financial commitments to schools, branding partners, or forward flow lenders when due unless the Company is able to find alternative funding mechanisms. The Company attempts to mitigate the impact of debt market disruptions by obtaining adequate committed and uncommitted facilities from a variety of reliable sources. There can be no assurance, however, that the Company will be successful in these efforts, that such facilities will be adequate, or that the cost of debt will allow the Company to operate at profitable levels.
The Company currently relies on two conduit warehouse loan financing vehicles to support its funding needs on a short-term basis – a multi-seller bank provided conduit with $8.9 billion of committed funding for FFELP student loans and a private loan warehouse with $250.0 million in authorized financing for non-federally insured student loans. The Company’s private loan warehouse terminates in January 2009. The facility for FFELP loans, which terminates in May 2010, is supported by 364-day liquidity which is up for renewal in May 2008. In order to continue funding new originations, the Company’s liquidity must be renewed. If not renewed, the Company’s ability to fund new originations in the facility will be at risk. If the Company is able to renew its liquidity on this line, it will come at an increased cost compared to historical periods. If the Company is not able to renew the liquidity on this facility or renew the facility at a price acceptable to the Company, it may become a term facility with a maturity date of May 2010. The Company’s cost of financing on the term facility would be slightly higher than its current cost of funds as a warehouse facility. If the Company’s warehouse facility becomes a term facility, the Company will no longer be able to fund new FFELP student loan originations or acquisitions.
The terms and conditions of the Company’s warehouse facility for FFELP loans provide for advance rates related to financed loans subject to a valuation formula based on current market conditions. Dislocation in the credit markets including disruptions in the current capital markets can and will cause short-term volatility in the loan valuation formulas and could reduce advance rates requiring a portion of the financed loans to be funded using equity or alternative sources. Severe volatility and dislocation in the credit markets, although temporary, could cause the valuation assigned to its student loan portfolio financed by the applicable line to be less than par. Should a significant change in the valuation of subject loans require an equity contribution or reduction in advance rates greater than what the Company can or is willing to inject, the warehouse line could be subject to termination. While the Company does not believe the loan valuation formula is reflective of the fair market value of its loans, it is subject to compliance with provisions of the warehouse documents. The Company’s private loan warehouse facility has similar credit enhancement provisions.
The Company uses its warehouse facilities to pool student loans in order to maximize loan portfolio characteristics for efficient financing and to properly time market conditions for movement of the loans into an asset-backed securitization. The Company has historically relied upon, and expects to continue to rely upon, asset-backed securitizations as its most significant source of funding for student loans on a long-term basis. If this market continues to experience difficulties or worsen, the Company may be unable to securitize its student loans or to do so on favorable terms, including pricing, or may do so at an increased price as compared to its current or future warehouse cost.

A number of factors could make such securitization more difficult, more expensive, or unavailable on any terms, including, but not limited to, financial results and losses, changes within the Company’s organization, specific events that have an adverse impact on the Company’s reputation, changes in the activities of the Company’s business partners, disruptions in the capital markets, specific events that have an adverse impact on the financial services industry, counter-party availability, changes affecting the Company’s assets, the Company’s corporate and regulatory structure, interest rate fluctuations, ratings agencies’ actions, general economic conditions, and the legal, regulatory, accounting, and tax environments governing the Company’s funding transactions. In addition, the Company’s ability to raise funds is strongly affected by the general state of the United States and world economies, and may become increasingly difficult due to economic and other factors. If the Company were unable to continue to securitize student loans on favorable terms, it could use alternative funding sources to meet liquidity needs. If the Company is unable to find cost-effective and stable funding alternatives, its funding capabilities and liquidity would be negatively impacted and its cost of funds could increase, adversely affecting the Company’s results of operations. In addition, the Company’s ability to originate and acquire student loans would be limited or could be eliminated.
The Company is exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding.
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
The Company issues asset-backed securities, the vast majority being variable-rate, to fund its student loan assets. The variable-rate debt is generally indexed to 3-month LIBOR, set by auction, or through a remarketing process. The income generated by the Company’s student loan assets is generally driven by short-term indices (Treasury bills and commercial paper) that are different from those which affect the Company’s liabilities (generally LIBOR), which creates basis risk. Moreover, the Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as every quarter, and the timing of the interest rate resets on its assets, which generally occur daily. In a declining interest rate environment, this may cause the Company’s student loan spread to compress, while in a rising rate environment, it may cause it to increase.
In using different index types and different index reset frequencies to fund assets, the Company is exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies, or will not move in the same direction or with the same magnitude. While these indices are short-term with rate movements that are highly correlated over a longer period of time, there can be no assurance that this high correlation will not be disrupted by capital market dislocations or other factors not within the Company’s control. In such circumstances, the Company’s earnings could be adversely affected, possibly to a material extent.
The Company uses derivative instruments to hedge the basis risk due to the timing of the interest rate resets on its assets and liabilities. However, the Company does not generally hedge the basis risk due to the different interest rate indices associated with its assets and liabilities since the relationship between the indices for most of the Company’s assets and liabilities is highly correlated. Nevertheless, the basis between the indices may widen from time to time, which would impact the net spread on the portfolio.
Characteristics unique to asset-backed securitizations may negatively affect the Company’s continued liquidity.
The interest rates on certain of the Company’s asset-backed securities are set and periodically reset via a “dutch auction” (“Auction Rate Securities”) or through a remarketing utilizing broker-dealers and remarketing agents (“Variable Rate Demand Notes”).
For Auction Rate Securities, investors and potential investors submit orders through a broker-dealer as to the principal amount of notes they wish to buy, hold, or sell at various interest rates. The broker-dealers submit their clients’ orders to the auction agent, who then determines the clearing interest rate for the upcoming period. Interest rates on these Auction Rate Securities are reset periodically, generally every 7 to 35 days, by the auction agent or agents. Recently, as part of the ongoing credit market crisis, several auction rate securities from various issuers have failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. Since February 8, 2008, the Company’s Auction Rate Securities have failed in this manner. Under normal conditions, the banks would step in when investor demand is weak. However, as of recently, they have been allowing these auctions to fail.

As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the governing documents or indenture. While these rates will vary slightly by class of security, they will generally be based on a spread to Libor or Treasury Securities and will approximate the current one month LIBOR rate plus 75 to 150 basis points. These maximum rates are subject to increase if the credit ratings on the bonds are downgraded.
The Company cannot predict whether future auctions related to its Auction Rate Securities will be successful. The Company is currently seeking alternatives for reducing its exposure to the auction rate market, but may not be able to achieve alternate financing for some or all of its Auction Rate Securities.
For Variable Rate Demand Notes, the remarketing agents set the price, which is then offered to investors. If there are insufficient potential bid orders to purchase all of the notes offered for sale, the Company could be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities. Certain of the Variable Rate Demand Notes are secured by financial guaranty insurance policies issued by Municipal Bond Investors Assurance (“MBIA”). The Variable Rate Demand Notes insured by MBIA are currently experiencing reduced investor demand and certain of these securities have been put to the liquidity provider, Lloyds TSB Bank, at a cost ranging from Federal Funds plus 150 basis points to LIBOR plus 175 basis points.
If there is no demand for the Company’s Auction Rate Securities and Variable Rate Demand Notes, the Company could be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities.
The Company is exposed to interest rate risk because of the interest rate characteristics of certain of its assets and the interest rate characteristics of the related funding of such assets.
FFELP student loans generally earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula set by the Department and the borrower rate, which is fixed over a period of time. The Company generally finances its student loan portfolio with variable-rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable-rate debt continues to decline. In these interest rate environments, the Company earns additional spread income that it refers to as fixed rate floor income.
Depending on the type of the student loan and when it was originated, the borrower rate is either fixed to term or is reset to market rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company earns floor income for an extended period of time, which the Company refers to as fixed rate floor income, and for those loans where the borrower rate is reset annually on July 1, the Company earns floor income to the next reset date, which the Company refers to as variable-rate floor income. In accordance with new legislation enacted in 2006, lenders are required to rebate floor income and variable-rate floor income to the Department for all new FFELP loans originated on or after April 1, 2006.
Absent the use of derivative instruments, a rise in interest rates may reduce the amount of floor income received and this may have an impact on earnings due to interest margin compression caused by increasing financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with the special allowance payment formula. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed-rate loans effectively become variable rate loans, the impact of the rate fluctuations is reduced.
The Company is subject to foreign currency exchange risk and such risk could lead to increased costs.
As a result of the Company’s offerings in Euro-denominated notes, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. and Euro dollars. The principal and accrued interest on these notes is re-measured at each reporting period and recorded on the Company’s balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. When foreign currency exchange rates between the U.S. and Euro dollars change significantly, earnings may fluctuate significantly. The Company entered into cross-currency interest rate swaps in connection with the issuance of these notes.
The Company’s derivative instruments may not be successful in managing interest and foreign currency exchange rate risks, which may negatively impact the Company’s operations.
When the Company utilizes derivative instruments, it utilizes them to manage interest and foreign currency exchange rate sensitivity. Although the Company does not use derivative instruments for speculative purposes, its derivative instruments do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 133”); consequently, the change in fair value, called the “mark to market”, of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and foreign currency exchange rates can and have significantly impacted the valuation of the Company’s derivatives. Accordingly, changes or shifts in the forward yield curve and foreign currency exchange rates will impact the financial position, results of operations, and cash flows of the Company. Further, the Company may have to repay certain costs (including transaction fees) or be subject to wide bid/ask spreads if the Company terminates a derivative instrument. The derivative instruments used by the Company are typically in the form of interest rate swaps, basis swaps, interest rate floor contracts, and cross-currency interest rate swaps.

Developing an effective strategy for dealing with movements in interest rates and foreign currency exchange rates is complex, and no strategy can completely insulate the Company from risks associated with such fluctuations. Although the Company believes its derivative instruments are highly effective, because many of its derivatives are not balance guaranteed to a particular pool of student loans, the Company is subject to prepayment risk that could result in the Company being under or over hedged that may result in material losses to the Company. In addition, a counterparty to a derivative instrument could default on its obligation, thereby exposing the Company to counterparty risk. Further, the Company may have to repay certain costs, such as transaction fees or brokerage costs, if the Company terminates a derivative instrument. Finally, the Company’s interest rate and foreign currency exchange risk management activities could expose the Company to substantial mark to market losses if interest rates or foreign currency exchange rates move materially differently from the environment when the derivatives were entered into. As a result, the Company cannot offer any assurance that its economic hedging activities will effectively manage its interest and foreign currency exchange rate sensitivity nor have the desired beneficial impact on its results of operations or financial condition.
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
If the Company’s stock price falls, the Company’s contingent obligations under certain agreements related to business acquisitions increase.
In November 2005, the Company purchased the remaining 50% of the stock of 5280 Solutions, Inc. (“5280”). Consideration for the purchase was 258,760 restricted shares of the Company’s Class A common stock. The 258,760 shares of Class A common stock issued in the acquisition are subject to put option agreements whereby during the 30-day period ending November 30, 2008 the holders may require the Company to repurchase all or part of the shares at a price of $37.10 per share. The value of the put options as of the closing date of the acquisition was $1.2 million and was recorded by the Company as additional purchase price. The change in the value of the put option each reporting period is included in the Company’s operating results. As of December 31, 2007, the value of the put options was $6.1 million. The fair value of these options is primarily affected by the strike price and term of the underlying option, the Company’s current stock price, and the dividend yield and volatility of the Company’s stock. Accordingly, changes or shifts in these inputs will impact the financial position and results of operations of the Company.
In February 2006, the Company purchased the remaining 50% of the stock of infiNET Integrated Solutions, Inc. (“infiNET”). Consideration for the purchase of the remaining 50% of the stock of infiNET was $9.5 million in cash and 95,380 restricted shares of the Company’s Class A common stock. Under the terms of the purchase agreement, the 95,380 shares of Class A common stock issued in the acquisition are subject to stock price guaranty provisions whereby if on or about February 28, 2011 the average market trading price of the Class A common stock is less than $104.8375 per share and has not exceeded that price for any 25 consecutive trading days during the 5-year period from the closing of the acquisition to February 28, 2011, then the Company must pay additional cash to the sellers of infiNET for each share of Class A common stock issued in an amount representing the difference between $104.8375 less the greater of $41.9335 or the gross sales price such seller obtained from a sale of the shares occurring subsequent to February 28, 2011 as defined in the agreement. Any payment on the guaranty is reduced by the aggregate of any dividends or other distributions made by the Company to the sellers. Any cash paid by the Company in consideration of satisfying the guaranteed value of stock issued for this acquisition would be recorded by the Company as a reduction to additional paid-in capital.
General Risk Factors
Incorrect estimates and assumptions by management in connection with the preparation of the Company’s consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses.
The preparation of the Company’s consolidated financial statements requires management to make certain critical accounting estimates and assumptions that could affect the reported amounts of assets and liabilities and the reported amounts of income and expense during the reporting periods. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.
The Company’s future results may be affected by various legal and regulatory proceedings.
The outcome of legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period.

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
The market price of the Company’s Class A common stock may fluctuate significantly, which may result in losses for investors.
From January 1, 2007 to February 15, 2008, the closing daily sales price of the Company’s Class A common stock as reported by the New York Stock Exchange ranged from a low of $9.84 per share to a high of $28.00 per share. The Company expects the Class A common stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond the Company’s control. These factors include:
•	changes in interest rates and credit market conditions affecting the cost and availability of financing for the Company’s student loan assets;

•	changes in the education financing regulatory framework;

•	changes in demand for education financing or other products and services that the Company offers;

•	variations in the Company’s quarterly operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of comparable companies; and

•	future sales of the Company’s Class A common stock.
The Company may not meet the expectations of shareholders and/or of securities analysts at some time in the future, and the market price of the Company’s Class A common stock could decline as a result.
The Company may not always pay dividends on its common stock.
The payment of future dividends on the Company’s shares of Class A common stock and Class B common stock remains in the discretion of the Company’s Board of Directors and will continue to depend on the Company’s earnings, capital requirements, financial condition, and other factors. In addition, the payment of dividends is subject to the terms of certain other outstanding securities issued by the Company as discussed above. The Board of Directors may determine in the future to reduce the current quarterly dividend rate of $0.07 per share or discontinue the payment of dividends altogether.
Negative publicity that may be associated with the student lending industry, including negative publicity about the Company, may harm the Company’s reputation and adversely affect operating results.
Recently, the student lending industry has been the subject of various investigations and reports. The publicity associated with these investigations and reports may have a negative impact on the Company’s reputation. To the extent that potential or existing customers decide not to utilize the Company’s products or services as a result of such publicity, the Company’s operating results may be adversely affected.
If management does not effectively execute the Company’s restructuring plans, this could adversely affect the Company’s operations, revenue, and the ability to compete.
On September 6, 2007, the Company announced a strategic restructuring initiative to create efficiencies and lower costs in advance of the enactment of the College Cost Reduction Act, which impacted the FFEL Program in which the Company participates. The Company has significant financing needs that it meets through the capital markets, including the debt and secondary markets. Since August 2007, these markets have experienced unprecedented disruptions, which are having an adverse impact on the Company’s earnings and financial condition. On January 23, 2008, the Company announced a plan to further reduce operating expenses related to its student loan origination and related businesses as a result of the ongoing disruption in the credit markets.

The Company continues to implement its restructuring initiatives, including lowering the cost of student loan acquisition, creating efficiencies in its asset generation business, and decreasing operating expenses through a reduction in workforce and realignment of operating facilities. The Company expects these initiatives to be substantially completed during 2008.
If the Company is unable to successfully implement its reorganization initiatives or if those initiatives do not have the desired effects or result in the projected efficiencies, the Company may incur additional or unexpected expenses which would adversely affect the Company’s operations and revenues.
Failures in the Company’s information technology system could materially disrupt its business.
The Company’s servicing and operating processes are highly dependent upon its information technology system infrastructure, and the Company faces the risk of business disruption if failures in its information systems occur, which could have a material impact upon its business and operations. The Company depends heavily on its own computer-based data processing systems in servicing both its own student loans and those of third-party servicing customers and providing tuition payment and campus commerce transactions and lead generation products and services. The Company regularly backs up its data and maintains detailed disaster recovery plans. A major physical disaster or other calamity that causes significant damage to information systems could adversely affect the Company’s business. Additionally, loss of information systems for a sustained period of time could have a negative impact on the Company’s performance and ultimately on cash flow in the event the Company were unable to process transactions and/or provide services to customers.
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
Certain participants in the Company’s stock compensation and benefit plans may have rescission rights with respect to shares of stock acquired under those plans.
In April 2007, the Company discovered that as a result of inadvertent issues related to the delivery of documents to participants, certain participants in the Company’s Employee Share Purchase Plan, Restricted Stock Plan, Directors Stock Compensation Plan, and Employee Stock Purchase Loan Plan may not have during certain time frames actually received all of the information required to constitute a fully compliant prospectus under the Securities Act of 1933. While the issuance of shares under those plans has been registered with the Securities and Exchange Commission under registration statements on Form S-8, it is a violation of Section 5 of the Securities Act of 1933 to sell a security for which a registration statement has been filed unless accompanied or preceded by a prospectus that meets the requirements of Section 10 of the Securities Act of 1933.
Section 12 of the Securities Act of 1933 generally provides for a one-year rescission right for an investor who acquires a security from a seller who does not comply with the prospectus delivery requirements of Section 5 of the Securities Act of 1933. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. These rights may apply to affected participants in the Company’s plans. The Company believes that its potential liability for rescission claims or other damages is not material to the Company’s financial condition; however, the Company’s potential liability could become material to results of operations for a particular period if, during the one-year period following non-compliant sales, the market price of the shares of Class A common stock falls significantly below the affected participants’ acquisition prices.
Exposure related to certain tax issues could decrease the Company’s net income.
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
The Company is subject to federal and state income tax laws and regulations. Income tax regulations are often complex and require interpretation. Changes in income tax regulations could negatively impact the Company’s results of operations. If states enact legislation, alter apportionment methodologies, or aggressively apply the income tax nexus standards, the Company may become subject to additional state taxes. The applicability and taxation on the earnings from intangible personal property has been the subject of state audits and litigation with state taxing authorities and tax policy debates by various state legislatures. As the Congress and U.S. Supreme Court have not provided clear guidance in this regard, conflicting state laws and court decisions create tremendous uncertainty and expense for taxpayers conducting interstate commerce.
During 2007, the Company began to be examined by multiple state taxing authorities. These taxing authorities routinely challenge certain filing methodologies, apportionment, and certain deductions reported by the Company on its income tax returns. In accordance with SFAS No. 109, Accounting for Income Taxes, and FAS Interpretation No. 48, Account for Uncertainty in Income Taxes, the Company establishes reserves for tax contingencies related to deductions and credits that it may be unable to sustain. Differences between the reserves for tax contingencies and the amounts ultimately owed are recorded in the period they become known. Adjustments to the Company’s reserves could have a material effect on the Company’s financial statements.
In October 2007, the Company received a letter from the Internal Revenue Service (“IRS”) revoking a previously issued Private Letter Ruling retroactive to September 30, 2003 concerning the Company’s arbitrage and excess interest calculations on certain of its tax-exempt bonds. The IRS letter provided procedures for the Company to follow to appeal the retroactive application of the revocation. The Company responded to the IRS in November 2007 requesting relief from retroactivity and has recently received a request for additional information from the IRS. The Company cannot predict the ultimate outcome of the IRS letter and has not determined its legal remedies if its request regarding retroactive application is denied. An adverse outcome could be material to the financial statements and could cause the Company to take action with respect to surplus fund withdrawals since September 30, 2003 if the Private Letter Ruling is applied retroactively.
Transactions with affiliates and potential conflicts of interest of certain of the Company’s officers and directors, including the Company’s Chief Executive Officer, pose risks to the Company’s shareholders that the Company may not enter into transactions on the same terms that the Company could receive from unrelated, third-parties.
The Company has entered into certain contractual arrangements with entities controlled by Michael S. Dunlap, the Company’s Chairman, Chief Executive Officer, and a principal shareholder, and members of his family and, to a lesser extent, with entities in which other directors and members of management hold equity interests or board or management positions. Such arrangements constitute a significant portion of the Company’s business and include sales of student loans and student loan origination rights by such affiliates to the Company. These arrangements may present potential conflicts of interest. Many of these arrangements are with Union Bank and Trust Company (“Union Bank”), in which Michael S. Dunlap owns an indirect interest and of which he serves as non-executive chairman. The Company intends to maintain its relationship with Union Bank, which management believes provides substantial benefits to the Company, although there can be no assurance that any transactions between the Company and entities controlled by Mr. Dunlap, his family, and/or other officers and directors of the Company are, or in the future will be, on terms that are no less favorable than what could be obtained from an unrelated third party.
The Company’s Chairman and Chief Executive Officer owns a substantial percentage of the Company’s Class A and Class B common stock and is able to control all matters subject to a shareholder vote.
Michael S. Dunlap, the Company’s Chairman, Chief Executive Officer, and a principal shareholder, beneficially owns a substantial percentage of the Company’s outstanding shares of Class A common stock and Class B common stock. Each share of Class A common stock has one vote and each share of Class B common stock has ten votes on all matters to be voted upon by the Company’s shareholders. As a result, Mr. Dunlap is able to control all matters requiring approval by the Company’s shareholders, including the election of all members of the Board of Directors, and may do so in a manner with which other shareholders may not agree or which they may not consider to be in the best interest of other shareholders. In addition, Stephen F. Butterfield, the Company’s Vice Chairman, owns a substantial number of shares of Class B common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
The Company has no unresolved comments from the staff of the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934.
ITEM 2. PROPERTIES
The following table lists the principal facilities for office space owned or leased by the Company. The Company owns the building in Lincoln, Nebraska where its principal office is located. The building is subject to a lien securing the outstanding mortgage debt on the property.

			Lease
		Approximate	expiration
Location	Primary Function or Segment	square feet	date
Lincoln, NE	Corporate Headquarters, Asset Generation and Management, Student Loan and Guaranty Servicing	137,000	—
Aurora, CO	Asset Generation and Management, Student Loan and Guaranty Servicing, Software and Technical Services	124,000	February 2015
Jacksonville, FL	Student Loan and Guaranty Servicing, Software and Technical Services	109,000	January 2014
Lawrenceville, NJ	Enrollment Services and List Management	62,000	April 2011
The square footage amounts above exclude a total of approximately 60,000 square feet of owned office space in Lincoln, Nebraska that the Company leases to third parties. The Company also leases approximately 62,000 square feet of office space in Indianapolis, Indiana where Asset Generation and Management and Student Loan and Guaranty Servicing operations were previously conducted, of which 56,000 square feet is now subleased to third parties. The Company leases other office facilities located throughout the United States. These properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. The Company believes that its respective properties are generally adequate to meet its long-term business goals. The Company’s principal office is located at 121 South 13th Street, Suite 201, Lincoln, Nebraska 68508.
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
On February 8, 2008, Shockley Financial Corp. (“SFC”), an indirect wholly owned subsidiary of the Company with two associates that provides investment advisory services for the investment of proceeds from the issuance of municipal and corporate bonds, received a grand jury subpoena issued by the U.S. District Court for the Southern District of New York upon application of the Antitrust Division of the U.S. Department of Justice. The subpoena seeks certain information and documents from SFC in connection with the Department of Justice’s ongoing criminal investigation of the bond industry with respect to possible anti-competitive practices related to awards of guaranteed investment contracts (“GICs”) and other products for the investment of proceeds from bond issuances. The Company and SFC are cooperating with the investigation. In connection with this matter, SFC, the Company, or other subsidiaries of the Company may receive subpoenas from other regulatory agencies. The Company understands that the Antitrust Division of the U.S. Department of Justice, the Securities and Exchange Commission, and the Internal Revenue Service have each been conducting investigations of GIC placement activities. Due to the preliminary nature of this matter as to SFC, the Company is unable to predict the ultimate outcome of this matter.
Industry Investigations
On January 11, 2007, the Company received a letter from the New York Attorney General (the “NYAG”) requesting certain information and documents from the Company in connection with the NYAG’s investigation into preferred lender list activities. Since January 2007, a number of state attorneys general, including the NYAG, and the U.S. Senate Committee on Health, Education, Labor, and Pensions have announced or are reportedly conducting broad inquiries or investigations of the activities of various participants in the student loan industry, including activities which may involve perceived conflicts of interest. A focus of the inquiries or investigations has been on any financial arrangements among student loan lenders and other industry participants which may facilitate increased volumes of student loans for particular lenders. Like many other student loan lenders, the Company has received informal requests for information from certain state attorneys general and the Chairman of the U.S. Senate Committee on Health, Education, Labor, and Pensions in connection with their inquiries or investigations. In addition, the Company has received subpoenas for information from the NYAG, the New Jersey Attorney General, and the Ohio Attorney General. In each case the Company is cooperating with the requests and subpoenas for information that it has received.

On April 20, 2007, the Company announced that it had agreed with the Nebraska Attorney General to voluntarily adopt a Nelnet Student Loan Code of Conduct, post a review of the Company’s business practices on its website, and commit $1.0 million to help educate students and families on how to plan and pay for their education.
On July 31, 2007, the Company announced that it had agreed with the NYAG to adopt the NYAG’s Code of Conduct, which is substantially similar to the Nelnet Student Loan Code of Conduct. The NYAG’s Code of Conduct also includes an agreement to eliminate two services the Company had previously announced plans to discontinue – the Company’s outsourcing of calls for financial aid offices and its agreements with college alumni associations providing for marketing of consolidation loans to the associations’ members. As part of the agreement, the Company agreed to contribute $2.0 million to a national fund for educating high school seniors and their parents regarding the financial aid process.
On October 10, 2007, the Company received a subpoena from the NYAG requesting certain information and documents from the Company in connection with the NYAG’s investigation into direct-to-consumer marketing practices of student lenders. The Company is cooperating with the request.
While the Company cannot predict the ultimate outcome of any inquiry or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations.
Department of Education Review
The Department of Education periodically reviews participants in the FFEL Program for compliance with program provisions. On June 28, 2007, the Department of Education notified the Company that it would be conducting a review of the Company’s administration of the FFEL Program under the Higher Education Act. The Company understands that as of July 23, 2007, the Department of Education had selected 47 schools and 27 lenders for review. Specifically, the Department is reviewing the Company’s practices in connection with the prohibited inducement provisions of the Higher Education Act and the provisions of the Higher Education Act and the associated regulations which allow borrowers to have a choice of lenders. The Company has responded to the Department of Education’s requests for information and documentation and is cooperating with their review.
While the Company cannot predict the ultimate outcome of the review, the Company believes its activities have materially complied with the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations.
Department of Justice
In connection with the Company’s settlement with the Department of Education in January 2007 to resolve the OIG audit report with respect to the Company’s student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate, the Company was informed by the Department of Education that a civil attorney with the Department of Justice had opened a file regarding the issues set forth in the OIG report, which the Company understands is common procedure following an OIG audit report. The Company has engaged in discussions and provided information to the Department of Justice in connection with the review. While the Company is unable to predict the ultimate outcome of the review, the Company believes its practices complied with applicable law, including the provisions of the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Class A Common Stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B Common Stock is not publicly traded. The number of holders of record of the Company’s Class A Common Stock and Class B Common Stock as of January 31, 2008 was 675 and eight, respectively. Because many shares of the Company’s Class A Common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders. The following table sets forth the high and low sales prices for the Company’s Class A Common Stock for each full quarterly period in 2007 and 2006.

	2007				2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$27.92	$28.00	$24.35	$19.61	$43.19	$42.97	$40.65	$30.79
Low	23.38	22.99	17.11	11.99	40.00	36.04	28.52	25.24
During each quarter in 2007, the Company paid a cash dividend of $0.07 per share on the Company’s Class A and Class B Common Stock. The Company did not pay cash dividends on either class of its Common Stock in 2006. The Company’s Board of Directors approved a 2008 first quarter cash dividend of $0.07 per share on the Company’s Class A and Class B Common Stock to be paid on March 15, 2008 to shareholders of record as of March 1, 2008. The Company currently plans to continue making a quarterly dividend payment in the future, subject to future earnings, capital requirements, financial condition, and other factors.
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

Company/Index	12/11/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Nelnet, Inc.	$100.00	$102.75	$123.53	$186.61	$125.50	$59.17
Dow Jones U.S. Index	$100.00	$103.71	$116.17	$123.52	$142.75	$151.33
Dow Jones U.S. Financial Services Index	$100.00	$103.63	$118.41	$128.33	$163.95	$137.54
The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the fourth quarter of 2007 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs (2) (3)	or programs (4)
October 1 - October 31, 2007	3,247	$18.95	3,247	6,717,146
November 1 - November 30, 2007	65,581	16.08	65,581	7,332,998
December 1 - December 31, 2007	2,100	12.85	2,100	7,555,499

Total	70,928	$16.11	70,928

(1)
The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below; and (ii) shares purchased pursuant to the 2006 ESLP discussed in footnote (3) below, of which there were none for the months of October, November, or December 2007. Shares of Class A common stock purchased pursuant to the 2006 Plan included (i) 3,247 shares, 1,169 shares, and 1,515 shares in October, November, and December, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares, (ii) 11,312 shares and 585 shares in November and December, respectively, purchased from employees upon termination of employment with the Company, which shares were originally acquired pursuant to the 2006 ESLP, and (iii) 53,100 shares in November purchased in the open market in transactions not related to the 2006 ESLP.

(2)
On May 25, 2006, the Company publicly announced that its Board of Directors had authorized a stock repurchase program to repurchase up to a total of five million shares of the Company’s Class A common stock (the “2006 Plan”). On February 7, 2007, the Company’s Board of Directors increased the total shares the Company is allowed to repurchase to 10 million. The 2006 Plan had an initial expiration date of May 24, 2008, which was extended until May 24, 2010 by the Company’s Board of Directors on January 30, 2008.

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

				(B / C)	(A + D)
		Approximate		Approximate	Approximate
		dollar value	Closing price	number of	number of
	Maximum	of shares that	on the last	shares that may	shares that may
	number of shares	may yet be	trading day of	yet be	yet be
	that may yet be	purchased	the Company's	purchased	purchased
	purchased under	under the	Class A	under the	under the
	the 2006 Plan	2006 ESLP	Common Stock	2006 ESLP	2006 Plan and
As of	(A)	(B)	(C)	(D)	2006 ESLP
October 31, 2007	4,755,359	$36,450,000	$18.58	1,961,787	6,717,146
November 30, 2007	4,689,778	36,450,000	13.79	2,643,220	7,332,998
December 31, 2007	4,687,678	36,450,000	12.71	2,867,821	7,555,499

Equity Compensation Plans
For information regarding the Company’s equity compensation plans, see Part III, Item 12 of this Report.
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected financial and other operating information of the Company. The selected financial data in the table is derived from the consolidated financial statements of the Company. The following selected financial data should be read in conjunction with the consolidated financial statements, the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report. As a result of certain transactions as summarized below, the period-to-period comparability of the Company’s financial position and results of operations may be difficult.
•	During 2004 through 2006, the Company acquired the stock and certain assets of 17 different entities;

•
The Company began recognizing interest income in 2004 on a loan portfolio in which it earned a minimum interest rate of 9.5 percent. Interest income earned on this portfolio decreased as a result of rising interest rates and the pay down of the portfolio. As a result of the Company’s settlement entered into with the Department, beginning July 1, 2006 the Company no longer recognizes 9.5 percent floor income on this loan portfolio;

•
In May 2007, the Company sold EDULINX, a Canadian student loan service provider and subsidiary of the Company. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented;

•
Upon passage of the College Cost Reduction Act in September 2007, management evaluated the carrying amount of goodwill and certain intangible assets. Based on the legislative changes and the student loan business model modifications the Company implemented as a result of the legislative changes, the Company recorded an impairment charge of $39.4 million;

•
In September 2007, the Company recorded an expense of $15.7 million to increase the Company’s allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program; and

•
In September 2007, the Company announced a strategic initiative to create efficiencies and lower costs in advance of the enactment of the College Cost Reduction Act, which impacted the FFEL Program in which the Company participates. As a result of these strategic decisions, the Company recorded restructuring charges of $20.3 million.

Management evaluates the Company’s GAAP-based financial information as well as operating results on a non-GAAP performance measure referred to as “base net income.” Management believes “base net income” provides additional insight into the financial performance of the core operations.

	Year ended Decmber 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except share data)
Income Statement Data:
Net interest income	$244,614	308,459	328,999	398,160	171,722
Less provision (recovery) for loan losses	28,178	15,308	7,030	(529)	11,475

Net interest income after provision (recovery) for loan losses	216,436	293,151	321,969	398,689	160,247
Other income	330,835	263,166	145,801	119,893	121,976
Derivative market value, foreign currency, and put option adjustments	26,806	(31,075)	96,227	(11,918)	(1,183)
Derivative settlements, net	18,677	23,432	(17,008)	(34,140)	(1,601)
Salaries and benefits	(236,631)	(214,676)	(142,132)	(130,840)	(124,273)
Amortization of intangible assets	(30,426)	(25,062)	(8,151)	(8,707)	(12,766)
Impairment expense	(49,504)	(21,488)	—	—	—
Other operating expenses	(219,048)	(185,053)	(117,448)	(98,580)	(96,111)

Income before income taxes and minority interest	57,145	102,395	279,258	234,397	46,289
Income from continuing operations	35,429	65,916	178,074	149,170	27,103
Income (loss) from discontinued operations, net of tax	(2,575)	2,239	3,048	9	—
Net income	32,854	68,155	181,122	149,179	27,103
Earnings per share, basic and diluted:
Continuing operations	$0.71	1.23	3.31	2.78	0.60
Discontinued operations	(0.05)	0.04	0.06	—	—
Net income	0.66	1.27	3.37	2.78	0.60
Weighted average shares outstanding (basic)	49,618,107	53,593,056	53,761,727	53,648,605	45,501,583
Weighted average shares outstanding (diluted)	49,628,802	53,593,056	53,761,727	53,648,605	45,501,583
Dividends per common share	$0.28	—	—	—	—

Other Data:
Origination and acquisition volume (a)	$5,152,110	6,696,118	8,471,121	4,070,529	3,093,014
Average student loans	25,143,059	21,696,466	15,716,388	11,809,663	9,316,354
Student loans serviced (at end of period) (b)	33,817,458	30,593,592	26,988,839	21,076,045	18,773,899

Ratios:
Core student loan spread	1.13%	1.42%	1.51%	1.66%	1.78%
Net loan charge-offs as a percentage of average student loans	0.030%	0.012%	0.006%	0.070%	0.080%
Shareholders’ equity to total assets (at end of period)	2.09%	2.51%	2.85%	3.01%	2.56%

	As of December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$111,746	102,343	96,678	41,181	198,423
Student loans receivables, net	26,736,122	23,789,552	20,260,807	13,461,814	10,455,442
Goodwill and intangible assets	277,525	353,008	243,630	16,792	11,630
Total assets	29,162,783	26,796,873	22,798,693	15,169,511	11,932,831
Bonds and notes payable	28,115,829	25,562,119	21,673,620	14,300,606	11,366,458
Shareholders’ equity	608,879	671,850	649,492	456,175	305,489

(a)
Initial loans originated or acquired through various channels, including originations through the direct channel; acquisitions through the branding partner channel, the forward flow channel, and the secondary market (spot purchases); and loans acquired in portfolio and business acquisitions.

(b)	The student loans serviced does not include loans serviced by EDULINX for all periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the years ended December 31, 2007, 2006, and 2005. All dollars are in thousands, except per share amounts, unless otherwise noted.)
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
During 2007, the Company continued to diversify its revenue streams, increase fee-based revenue, utilize its scale and capacity to create efficiencies, and deploy capital by repurchasing shares of the Company’s stock and paying its first quarterly dividends.
•	Fee-based revenue for the year ended December 31, 2007 was 56% of total revenues compared to 44% for the year ended December 31, 2006.

•	Fee-based revenue increased $71.8 million, or 30%, from $239.8 million for the year ended December 31, 2006 to $311.6 million for the year ended December 31, 2007.

•
Operating expenses, excluding acquisitions and restructuring and legislative charges, increased $5.0 million, or 1.2%, from $399.7 million for the year ended December 31, 2006 to $404.7 million for the year ended December 31, 2007.

•	The Company repurchased 3.4 million shares of its Class A common stock for $82.1 million during the year ended December 31, 2007.

•
The Company paid a cash dividend of $0.07 per share on the Company’s Class A and Class B common stock on March 15, 2007, June 15, 2007, September 15, 2007, and December 17, 2007. Total dividends paid in 2007 was $13.8 million.

•	As of December 31, 2007, student loan assets were $26.7 billion, an increase of $2.9 billion, or 12.4%, compared to December 31, 2006.
The following events occurred in 2007 that significantly affected the operating results of the Company:
•	The Company sold EDULINX and is reporting this transaction as discontinued operations;

•	The College Cost Reduction Act was enacted;

•	The Company initiated a restructuring plan; and

•	The debt and secondary markets experienced unprecedented disruptions.
Sale of EDULINX
On May 25, 2007, the Company sold EDULINX, a Canadian student loan service provider and subsidiary of the Company. The Company recognized a net loss of $8.3 million related to the transaction. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented.
Legislative Impact
On September 27, 2007, the President signed into law the College Cost Reduction Act. This legislation contains provisions with significant implications for participants in the FFEL Program, including cutting funding to the FFEL Program by $20 billion over a five year period as estimated by the Congressional Budget Office. Among other things, this legislation:
•
Reduced special allowance payments to for-profit lenders and not-for-profit lenders by 0.55 percentage points and 0.40 percentage points, respectively, for both Stafford and Consolidation loans disbursed on or after October 1, 2007;

•
Reduced special allowance payments to for-profit lenders and not-for-profit lenders by 0.85 percentage points and 0.70 percentage points, respectively, for PLUS loans disbursed on or after October 1, 2007;

•	Increased origination fees paid by lenders on all FFELP loan types, from 0.5 percent to 1.0 percent, for all loans first disbursed on or after October 1, 2007;

•	Eliminated all provisions relating to Exceptional Performer status, and the monetary benefit associated with it, effective October 1, 2007; and

•	For loans first disbursed on or after October 1, 2012, reduces default insurance to 95 percent of the unpaid principal of such loans.
As a result of this legislation, management expects the annual yield on FFELP loans to decrease by 70 to 80 basis points on student loans originated after October 1, 2007.
Upon passage of the College Cost Reduction Act, management evaluated the carrying amount of goodwill and certain intangible assets. Based on the legislative changes and the student loan business model modifications the Company implemented as a result of the legislative changes, the Company recorded an impairment charge of $39.4 million during the third quarter of 2007.
The Company also recorded an expense of $15.7 million during the third quarter of 2007 to increase the Company’s allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program.
In October 2005, the Company entered into an agreement to amend an existing contract with College Assist. College Assist is the Colorado state-designated guarantor of FFELP student loans. Under the agreement, the Company provides student loan servicing and guaranty operations and assumed the operational expenses and employment of certain College Assist employees. College Assist pays the Company a portion of the gross servicing and guaranty fees as consideration for the Company providing these services on behalf of College Assist. As a result of the passage of the College Cost Reduction Act, on October 2, 2007, the Department notified College Assist of its decision to formally terminate the Voluntary Flexible Agreement (“VFA”) between the Department and College Assist effective January 1, 2008. The termination of the VFA will decrease the Company’s guaranty income by approximately $9 million annually.
Restructuring Charges
Legislative Impact
On September 6, 2007, the Company announced a strategic initiative to create efficiencies and lower costs in advance of the passage of the College Cost Reduction Act.
In anticipation of the federally driven cuts to the student loan programs, management initiated a variety of strategies to modify the Company’s student loan business model, including lowering the cost of student loan acquisition, creating efficiencies in the Company’s asset generation business, and decreasing operating expenses through a reduction in workforce and realignment of operating facilities. These strategies resulted in the net reduction of approximately 400 positions in the Company’s overall workforce, including the elimination of approximately 500 positions and the creation of approximately 100 positions at the Company’s larger facilities. In addition, the Company simplified its operating structure to leverage its larger facilities and technology by closing five small origination offices and downsizing its presence in Indianapolis. Implementation of the plan began immediately and was substantially completed during the fourth quarter of 2007. The Company estimates these restructuring activities will result in expense savings of as much as $25 million annually beginning in 2008. During the year ended December 31, 2007, the Company recorded restructuring charges of $20.3 million.
Capital Markets Impact
The Company has significant financing needs that it meets through the capital markets, including the debt and secondary markets. Since August 2007, these markets have experienced unprecedented disruptions, which are having an adverse impact on the Company’s earnings and financial condition. On January 23, 2008, the Company announced a plan to further reduce operating expenses related to its student loan origination and related businesses by reducing marketing, sales, service, and related support costs through a reduction in workforce of approximately 300 positions and realignment of certain operating facilities as a result of the ongoing disruption in the credit markets. Since the Company cannot determine nor control the length of time or extent to which the capital markets remain disrupted, the Company will reduce its direct and indirect costs related to its asset generation activities and be more selective in pursuing origination activity, in both the school and direct to consumer channels, for both private loans and FFELP loans. Accordingly, the Company has suspended Consolidation student loan originations and will continue to review the viability of continuing to originate and acquire student loans through its various channels. As a result of these items, the Company will experience a decrease in origination volume compared to historical periods.

The Company estimates that the total after-tax charge to earnings in 2008 associated with the restructuring plan will be approximately $17 million, consisting of approximately $4 million in severance costs, up to $2 million in contract termination costs, and approximately $11 million in non-cash charges related to the impairment of property and equipment, intangible assets, and goodwill. The Company anticipates that the after-tax charges to earnings will be incurred during the first two quarters of 2008, of which greater than 90% will be incurred in the first quarter.
As a result of this additional restructuring plan, the Company expects to reduce operating expenses by $15 million to $20 million (before tax) annually.
Disruptions in the Debt and Secondary Markets
The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could be impacted by shifts in market interest rates. The Company has significant financing needs that it meets through the capital markets, including the debt and secondary markets. Since August 2007, these markets have experienced unprecedented disruptions, which have had an adverse impact on the Company’s earnings and financial condition. Current conditions in the debt markets include reduced liquidity and increased credit risk premiums for most market participants. These conditions increased the Company’s cost of debt during 2007 and reduced the Company’s core student loan spread. If these markets continue to experience difficulties, the Company may be unable to securitize its student loans or to do so on favorable terms, including pricing. If the Company were unable to continue to securitize student loans on favorable terms, it could use alternative funding sources to fund increases in student loans to meet liquidity needs. If the Company was unable to find cost-effective and stable funding alternatives, its funding capabilities and liquidity would be negatively impacted and its cost of funds could increase, adversely affecting the Company’s results of operations. In addition, the Company’s ability to originate and acquire student loans would be limited or could be eliminated.
In accordance with generally accepted accounting principles, the Company reported net income of $32.9 million and $68.2 million for the years ended December 31, 2007 and 2006, respectively. The change in net income was driven primarily by the restructuring and legislative related charges, the change in the derivative market value, foreign currency, and put option adjustments, and reductions in interest income as a result of no longer receiving 9.5% special allowance payments in accordance with the Company’s Settlement Agreement with the Department in January 2007.
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
Acquisitions
Management believes the Company’s business and asset acquisitions in recent years have enhanced the Company’s position as a vertically-integrated industry leader and established a strong foundation for growth. Although the Company’s assets, loan portfolios, and fee-based revenues increased through such transactions, a key aspect of each transaction is its impact on the Company’s prospective organic growth and the development of its integrated platform of services. Management believes these acquisitions allow the Company to expand the products and services offered to educational and financial institutions and students and families throughout the education and education finance process. In addition, these acquisitions diversify the Company’s asset generation streams and/or diversify revenue by offering other products and services that are not dependent on government programs, which management believes will reduce the Company’s exposure to legislative and political risk. The Company also expects to reduce costs from these acquisitions through economies of scale and by integrating certain support services. In addition, the Company expects to increase revenue from these acquisitions by offering multiple products and services to its customers. As a result of these recent acquisitions, the period-to-period comparability of the Company’s results of operations may be difficult.
Net Interest Income
The Company generates a significant portion of its earnings from the spread, referred to as its student loan spread, between the yield the Company receives on its student loan portfolio and the cost of funding these loans. This spread income is reported on the Company’s consolidated statements of income as net interest income. The amortization of loan premiums, including capitalized costs of origination, the consolidation loan rebate fee, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company’s statements of operations. The amortization of debt issuance costs is included in interest expense on the Company’s statements of operations.

The Company’s portfolio of FFELP loans originated prior to April 1, 2006 earns interest at the higher of a variable rate based on the special allowance payment (SAP) formula set by the U.S. Department of Education (the “Department”) and the borrower rate. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. As a result of one of the provisions of the Higher Education Reconciliation Act of 2005 (“HERA”), the Company’s portfolio of FFELP loans originated on or after April 1, 2006 earns interest at a variable rate based on the SAP formula. For the portfolio of loans originated on or after April 1, 2006, when the borrower rate exceeds the variable rate based on the SAP formula, the Company must return the excess to the Department.
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
Current legislation will have a significant impact on the Company’s net interest income in future periods and should be considered when reviewing the Company’s results of operations. On September 27, 2007, the President signed into law the College Cost Reduction Act. Among other things, this legislation:
•
Reduced special allowance payments to for-profit lenders and not-for-profit lenders by 0.55 percentage points and 0.40 percentage points, respectively, for both Stafford and Consolidation loans disbursed on or after October 1, 2007;

•
Reduced special allowance payments to for-profit lenders and not-for-profit lenders by 0.85 percentage points and 0.70 percentage points, respectively, for PLUS loans disbursed on or after October 1, 2007;

•	Increased origination fees paid by lenders on all FFELP loan types, from 0.5 percent to 1.0 percent, for all loans first disbursed on or after October 1, 2007;

•	Eliminated all provisions relating to Exceptional Performer status, and the monetary benefit associated with it, effective October 1, 2007; and

•	Reduces default insurance to 95 percent of the unpaid principal of such loans, for loans first disbursed on or after October 1, 2012.
Management estimates the impact of this legislation will reduce the annual yield on FFELP loans originated after October 1, 2007 by 70 to 80 basis points. The Company believes it can mitigate some of the reduction in annual yield by creating efficiencies and lowering costs, modifying borrower benefits, and reducing loan acquisition costs.
Because the Company generates a significant portion of its earnings from its student loan spread, the interest rate sensitivity of the Company’s balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company’s interest earnings, net interest income, and net income. The effects of changing interest rate environments are further outlined in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk.”
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
Management bases the allowance for the federally insured loan portfolio on periodic evaluations of the Company’s loan portfolios, considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. One of the changes to the Higher Education Act as a result of HERA’s enactment in February 2006, was to lower the guaranty rates on FFELP loans, including a decrease in insurance and reinsurance on portfolios receiving the benefit of the Exceptional Performance designation by 1%, from 100% to 99% of principal and accrued interest (effective July 1, 2006), and a decrease in insurance and reinsurance on portfolios not subject to the Exceptional Performance designation by 1%, from 98% to 97% of principal and accrued interest (effective for all loans first disbursed on and after July 1, 2006). In February 2006, as a result of the change in these legislative provisions, the Company recorded an expense of $6.9 million to increase the Company’s allowance for loan losses.

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
On September 27, 2007, the President signed into law the College Cost Reduction Act. Among other things, this legislation eliminated all provisions relating to Exceptional Performer status, and the monetary benefit associated with it, effective October 1, 2007. During the three month period ended September 30, 2007, the Company recorded an expense of $15.7 million to increase the Company’s allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program.
In June 2006, the Company submitted its application for Exceptional Performer redesignation to the Department to continue receiving reimbursements at the 99% level for the 12-month period from June 1, 2006 through May 31, 2007. By a letter dated September 28, 2007, the Department informed the Company that it was redesignated as an Exceptional Performer for the period from June 1, 2006 through May 31, 2008. As stated above, the College Cost Reduction Act eliminated the Exceptional Performer designation effective October 1, 2007. Accordingly, the majority of claims submitted on or after October 1, 2007 are subject to reimbursement at 97% or 98% of principal and accrued interest depending on disbursement date of the loan.
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
Operating Expenses
Operating expenses includes indirect costs incurred to generate and acquire student loans, costs incurred to manage and administer the Company’s student loan portfolio and its financing transactions, costs incurred to service the Company’s student loan portfolio and the portfolios of third parties, costs incurred to provide tuition payment processing, campus commerce, enrollment, list management, software, and technical services to third parties, and other general and administrative expenses. Operating expenses also includes the depreciation and amortization of capital assets and intangible assets. For the year ended December 31, 2007, operating expenses also includes employee termination benefits, lease termination costs, and the write-down of property and equipment related to the Company’s restructuring plan and impairment charges from the write-down of intangible assets and goodwill as a result of legislative changes.

Year ended December 31, 2007 compared to year ended December 31, 2006
Net Interest Income

	Year ended
	December 31,	December 31,
	2007	2006	$ Change

Interest income:
Loan interest	$1,667,057	1,455,715	211,342
Investment interest	80,219	93,918	(13,699)

Total interest income	1,747,276	1,549,633	197,643
Interest expense:
Interest on bonds and notes payable	1,502,662	1,241,174	261,488

Net interest income	244,614	308,459	(63,845)
Provision for loan losses	28,178	15,308	12,870

Net interest income after provision for loan losses	$216,436	293,151	(76,715)

Net interest income for the year ended December 31, 2006 included $32.3 million of 9.5% special allowance payments. In accordance with the Company’s Settlement Agreement with the Department in January 2007, the Company did not receive any 9.5% special allowance payments in 2007. Excluding the 9.5% special allowance payments, net interest income before the allowance for loan losses decreased $31.6 million. Interest expense increased $10.8 million for the year ended December 31, 2007 compared to the same period in 2006 as a result of additional issuances of unsecured debt used to fund operating activities of the Company. The remaining change in net interest income before the provision for loan losses is attributable to the growth in the Company’s student loan portfolio offset by a decrease in core student loan spread as discussed in this Item 7 under “Asset Generation and Management Operating Segment – Results of Operations”. The provision for loan losses increased for the year ended December 31, 2007 compared to 2006 as a result of the Company recognizing $15.7 million in expense for provision for loan losses as a result of the elimination of the Exceptional Performer program. During the year ended December 31, 2006, the Company recognized $6.9 million in expense for provision for loan losses as a result of HERA’s enactment in February 2006.
Other Income

	Year ended
	December 31,	December 31,
	2007	2006	$ Change

Loan and guaranty servicing income	$128,069	121,593	6,476
Other fee-based income	160,888	102,318	58,570
Software services income	22,669	15,890	6,779
Other income	19,209	23,365	(4,156)
Derivative market value, foreign currency, and put option adjustments	26,806	(31,075)	57,881
Derivative settlements, net	18,677	23,432	(4,755)

Total other income	$376,318	255,523	120,795

•	Loan and guaranty servicing income increased due to an increase in guaranty servicing income which was offset by a decrease in FFELP loan servicing income.

•
Other fee-based income increased due to business acquisitions, an increase in the number of managed tuition payment plans, an increase in campus commerce and related clients, and an increase in lead generation sales due to additional customers.

•	Software services income increased as a result of new customers, additional projects for existing customers, and increased fees.

•
Other income decreased as a result of a decrease in gains on the sales of student loan assets of $13.0 million, offset by a gain on the sale of an entity accounted for under the equity method of $3.9 million in September 2007. The remaining change is a result of income earned on certain investment activities.

•
The change in derivative market value, foreign currency, and put option adjustments was caused by a change in the fair value of the Company’s derivative portfolio and foreign currency rate fluctuations which are further discussed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

•	The change in derivative settlements is discussed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”
Operating Expenses

				Net change
				after impact of
			Impact of	acquisitions and
	Year ended	Impact of	restructuring and	restructuring and	Year ended
	December 31, 2006	acquisitions	impairment charges	impairment charges	December 31, 2007

Salaries and benefits	$214,676	13,562	6,315	2,078	236,631
Other expenses	185,053	27,112	3,916	2,967	219,048
Amortization of intangible assets	25,062	5,364	—	—	30,426
Impairment expense	21,488	—	28,016	—	49,504

Total operating expenses	$446,279	46,038	38,247	5,045	535,609

Excluding recent acquisitions and restructuring and impairment charges, operating expenses increased $5.0 million as a result of a $7.2 million increase in the first quarter of 2007, a $0.2 million decrease in the second quarter of 2007, a $2.3 million decrease in the third quarter of 2007, and a $0.3 million increase in the fourth quarter of 2007. The increase in the first quarter of 2007 was a result of (i) increased costs to develop systems to support a larger organizational structure and (ii) organic growth of the organization. The Company’s costs to develop its corporate structure include projects such as recruitment, development, and retention of intellectual capital, technology enhancements to support a larger, more diversified customer and employee base, and increased emphasis on marketing services and products and developing the Company’s brand. The decreases in the second and third quarters of 2007 are a result of the Company capitalizing on the operating leverage of its business structure and strategies.
Income Taxes
The Company’s effective tax rate was 38.0% for the year ended December 31, 2007 compared to 35.4% for the same period in 2006. The effective tax rate increased due to certain enacted state tax law changes and an increase in expense recognized by the Company during 2007 compared to 2006 related to its outstanding put options which are not deductible for tax purposes. Management expects the Company’s effective income tax rate to increase in future periods as a result of the various state tax law changes.
The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) as discussed in note 16 in the notes to the consolidated financial statements included in this Report. The adoption of FIN 48 could increase the volatility of the Company’s effective tax rate because FIN 48 requires that any change in judgment or change in measurement of a tax position taken in a prior period be recognized as a discrete event in the period in which it occurs.
Additional information on the Company’s results of operations is included with the discussion of the Company’s operating segments in this Item 7 under “Operating Segments”.

Year ended December 31, 2006 compared to year ended December 31, 2005
Net Interest Income

	Year ended
	December 31,	December 31,
	2006	2005	$ Change
Interest income:
Loan interest	$1,455,715	904,949	550,766
Investment Interest	93,918	44,161	49,757

Total interest income	1,549,633	949,110	600,523
Interest expense:
Interest on bonds and notes payable	1,241,174	620,111	621,063

Net interest income	308,459	328,999	(20,540)
Provision for loan losses	15,308	7,030	8,278

Net interest income after provision for loan losses	$293,151	321,969	(28,818)

Net interest income for the years ended December 31, 2006 and 2005 included $32.3 million and $94.7 million of 9.5% special allowance payments. Excluding the 9.5% special allowance payments, net interest income before the allowance for loan losses increased $41.8 million. The remaining change in net interest income before the provision for loan losses is attributable to the growth in the Company’s student loan portfolio, offset by a decrease in core student loan spread and an increase in interest expense as a result of additional issuances of unsecured debt as discussed in this Item 7 under “Asset Generation and Management Operating Segment – Results of Operations.” The provision for loan losses increased as a result of the Company recognizing $6.9 million in expense for provision for loan losses as a result of HERA’s enactment in February 2006.
Other Income

	Year ended
	December 31,	December 31,
	2006	2005	$ Change
Loan and guaranty servicing income	$121,593	93,332	28,261
Other fee-based income	102,318	35,641	66,677
Software services income	15,890	9,169	6,721
Other income	23,365	7,659	15,706
Derivative market value, foreign currency, and put option adjustments	(31,075)	96,227	(127,302)
Derivative settlements, net	23,432	(17,008)	40,440

Total other income	$255,523	225,020	30,503

•	Loan and guaranty servicing income increased due to growth from acquisitions offset by a decrease in FFELP loan servicing income.

•
Other fee-based income increased largely due to recent acquisitions. In addition, the Company experienced an increase in borrower late fee income related to loan portfolio growth, an increase in the number of managed tuition payment plans, and an increase in list sales volume.

•	Software services income increased due to the acquisition of 5280 Solutions, LLC (“5280”).

•	Other income increased as a result of the gains on the sales of student loan assets.

•
The change in derivative market value, foreign currency, and put option adjustments was caused by a change in the fair value of the Company’s derivative portfolio and foreign currency rate fluctuations which are further discussed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

•	The change in derivative settlements is discussed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Operating expenses

				Net change
				after impact of
	Year ended	Impact of	Impact of	acquisitions and	Year ended
	December 31, 2005	acquisitions	impairment charges	impairment charges	December 31, 2006

Salaries and benefits	$142,132	60,222	—	12,322	214,676
Other expenses	117,448	65,709	—	1,896	185,053
Amortization of intangible assets	8,151	16,911	—	—	25,062
Impairment expense	—	—	21,488	—	21,488

Total operating expenses	$267,731	142,842	21,488	14,218	446,279

Excluding the impact of acquisitions and impairment charges, operating expenses increased $14.2 million, or 5.3%. This increase was a result of (i) increased costs to develop systems to support a larger organizational structure and (ii) organic growth of the organization, specifically that of the Company’s school-based marketing efforts. The Company’s costs to develop its corporate structure include projects such as recruitment, development, and retention of intellectual capital and technology enhancements to support a larger, more diversified customer and employee base.
Income Taxes
The Company’s effective tax rate remained relatively consistent from 2005 to 2006, decreasing from 36.0% to 35.4%. During 2006, the Company’s effective tax rate would have been negatively affected due to a put option adjustment, but was offset by a favorable rate adjustment from the resolution of various federal and state tax positions.
Financial Condition as of December 31, 2007 compared to December 31, 2006

	As of December 31,		Change
	2007	2006	Dollars	Percent
Assets:
Student loans receivable, net	$26,736,122	23,789,552	2,946,570	12.4%
Cash, cash equivalents, and investments	1,120,838	1,773,751	(652,913)	(36.8)
Goodwill	164,695	191,420	(26,725)	(14.0)
Intangible assets, net	112,830	161,588	(48,758)	(30.2)
Fair value of derivative instruments	222,471	146,099	76,372	52.3
Assets of discontinued operations	—	27,309	(27,309)	(100.0)
Other assets	805,827	707,154	98,673	14.0

Total assets	$29,162,783	26,796,873	2,365,910	8.8%

Liabilities:
Bonds and notes payable	$28,115,829	25,562,119	2,553,710	10.0%
Fair value of derivative instruments	5,885	27,973	(22,088)	(79.0)
Other liabilities	432,190	534,931	(102,741)	(19.2)

Total liabilities	28,553,904	26,125,023	2,428,881	9.3

Shareholders’ equity	608,879	671,850	(62,971)	(9.4)

Total liabilities and shareholders’ equity	$29,162,783	$26,796,873	$2,365,910	8.8%

The Company’s total assets increased during 2007 primarily due to an increase in student loans receivable and related assets. The Company originated or acquired $5.2 billion in student loans which was offset by repayments and loan sales. The Company financed the increase of student loans through the issuance of bonds and notes payable. Total equity increased $32.9 million as a result of net income for the year ended December 31, 2007, offset by the repurchase of 3.4 million shares of the Company’s Class A common stock for $82.1 million. The acquisition of Packers Service Group, Inc. (“Packers”) as discussed in note 12 to the consolidated financial statements included in this Report resulted in a $12.5 million decrease in equity. In addition, the Company paid a $0.07 dividend on its Class A and Class B common stock in each quarter of 2007 which reduced equity by $13.8 million.

OPERATING SEGMENTS
The Company has five operating segments as defined in SFAS No. 131 as follows: Asset Generation and Management, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services and List Management, and Software and Technical Services. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. The accounting policies of the Company’s operating segments are the same as those described in note 3 in the notes to the consolidated financial statements included in this Report. Intersegment revenues are charged by a segment to another segment that provides the product or service. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.
The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company’s chief operating decision maker, evaluates the performance of the Company’s operating segments based on their profitability. As discussed further below, management measures the profitability of the Company’s operating segments on the basis of “base net income.” Accordingly, information regarding the Company’s operating segments is provided based on “base net income.” The Company’s “base net income” is not a defined term within GAAP and may not be comparable to similarly titled measures reported by other companies. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting.
In May 2007, the Company sold EDULINX, a Canadian student loan service provider and subsidiary of the Company. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented. The operating results of EDULINX were included in the Student Loan and Guaranty Servicing operating segment. The Company presents “base net income” excluding discontinued operations since the operations and cash flows of EDULINX have been eliminated from the ongoing operations of the Company. Therefore, the results of operations for the Student Loan and Guaranty Servicing segment exclude the operating results of EDULINX for all periods presented. See note 2 in the notes to the consolidated financial statements included in this Report for additional information concerning EDULINX’s detailed operating results that have been segregated from continuing operations and reported as discontinued operations.
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

Segment Results and Reconciliations to GAAP

	Year ended December 31, 2007
		Student	Tuition	Enrollment					"Base net
	Asset	Loan	Payment	Services	Software		Corporate		income"
	Generation	and	Processing	and	and		Activity	Eliminations	Adjustments	GAAP
	and	Guaranty	and Campus	List	Technical	Total	and	and	to GAAP	Results of
	Management	Servicing	Commerce	Management	Services	Segments	Overhead	Reclassifications	Results	Operations
Total interest income	$1,730,882	5,459	3,809	347	18	1,740,515	7,485	(3,737)	3,013	1,747,276
Interest expense	1,465,883	—	7	7	—	1,465,897	40,502	(3,737)	—	1,502,662

Net interest income	264,999	5,459	3,802	340	18	274,618	(33,017)	—	3,013	244,614

Less provision for loan losses	28,178	—	—	—	—	28,178	—	—	—	28,178

Net interest income after provision for loan losses	236,821	5,459	3,802	340	18	246,440	(33,017)	—	3,013	216,436

Other income:
Loan and guaranty servicing income	294	127,775	—	—	—	128,069	—	—	—	128,069
Other fee-based income	13,387	—	42,682	103,311	—	159,380	1,508	—	—	160,888
Software services income	—	—	—	594	22,075	22,669	—	—	—	22,669
Other income	8,030	—	84	—	—	8,114	11,095	—	—	19,209
Intersegment revenue	—	74,687	688	891	15,683	91,949	9,040	(100,989)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	26,806	26,806
Derivative settlements, net	6,628	—	—	—	—	6,628	12,049	—	—	18,677

Total other income	28,339	202,462	43,454	104,796	37,758	416,809	33,692	(100,989)	26,806	376,318

Operating expenses:
Salaries and benefits	23,101	85,462	20,426	33,480	23,959	186,428	49,839	(1,747)	2,111	236,631
Restructure expense — severance and contract termination costs	2,406	1,840	—	929	58	5,233	4,998	(10,231)	—	—
Impairment expense	28,291	—	—	11,401	—	39,692	9,812	—	—	49,504
Other expenses	29,205	36,618	8,901	60,445	2,995	138,164	77,915	2,969	30,426	249,474
Intersegment expenses	74,714	10,552	364	335	775	86,740	5,240	(91,980)	—	—

Total operating expenses	157,717	134,472	29,691	106,590	27,787	456,257	147,804	(100,989)	32,537	535,609

Income (loss) before income taxes	107,443	73,449	17,565	(1,454)	9,989	206,992	(147,129)	—	(2,718)	57,145
Income tax expense (benefit) (a)	40,828	27,910	6,675	(553)	3,796	78,656	(57,285)	—	345	21,716

Net income (loss) from continuing operations	66,615	45,539	10,890	(901)	6,193	128,336	(89,844)	—	(3,063)	35,429
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	—	(2,575)	(2,575)

Net income (loss)	$66,615	45,539	10,890	(901)	6,193	128,336	(89,844)	—	(5,638)	32,854

Total assets	$28,696,640	206,008	119,084	121,202	21,186	29,164,120	48,147	(49,484)	—	29,162,783

Year ended December 31, 2007:
After Tax Operating Margin - excluding restructure expense, impairment expense, and provision for loan losses related to the loss of Exceptional Performer	34.0%	22.5%	23.0%	6.4%	16.5%	24.0%
Year ended December 31, 2006:
After Tax Operating Margin - excluding impairment expense	34.5%	20.8%	19.7%	11.6%	15.1%	26.8%
Year ended December 31, 2005:
After Tax Operating Margin	40.2%	21.6%	18.4%	29.7%	28.1%	33.7%

(a)	Income taxes are based on a percentage of net income before tax for the individual operating segment.

	Year ended December 31, 2006
		Student	Tuition	Enrollment					"Base net
	Asset	Loan	Payment	Services	Software		Corporate		income"
	Generation	and	Processing	and	and		Activity	Eliminations	Adjustments	GAAP
	and	Guaranty	and Campus	List	Technical	Total	and	and	to GAAP	Results of
	Management	Servicing	Commerce	Management	Services	Segments	Overhead	Reclassifications	Results	Operations
Total interest income	$1,534,423	8,957	4,029	531	105	1,548,045	4,446	(2,858)	—	1,549,633
Interest expense	1,215,529	—	8	—	—	1,215,537	28,495	(2,858)	—	1,241,174

Net interest income	318,894	8,957	4,021	531	105	332,508	(24,049)	—	—	308,459

Less provision for loan losses	15,308	—	—	—	—	15,308	—	—	—	15,308

Net interest income after provision for loan losses	303,586	8,957	4,021	531	105	317,200	(24,049)	—	—	293,151

Other income:
Loan and guaranty servicing income	—	121,593	—	—	—	121,593	—	—	—	121,593
Other fee-based income	11,867	—	35,090	55,361	—	102,318	—	—	—	102,318
Software services income	238	5	—	157	15,490	15,890	—	—	—	15,890
Other income	19,966	97	—	—	—	20,063	3,302	—	—	23,365
Intersegment revenue	—	63,545	503	1,000	17,877	82,925	662	(83,587)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(31,075)	(31,075)
Derivative settlements, net	18,381	—	—	—	—	18,381	5,051	—	—	23,432

Total other income	50,452	185,240	35,593	56,518	33,367	361,170	9,015	(83,587)	(31,075)	255,523

Operating expenses:
Salaries and benefits	53,036	83,988	17,607	15,510	22,063	192,204	32,979	(12,254)	1,747	214,676
Impairment expense	21,687	—	—	—	—	21,687	(199)	—	—	21,488
Other expenses	51,085	32,419	8,371	30,854	3,238	125,967	59,086	—	25,062	210,115
Intersegment expenses	52,857	12,577	1,025	17	—	66,476	4,857	(71,333)	—	—

Total operating expenses	178,665	128,984	27,003	46,381	25,301	406,334	96,723	(83,587)	26,809	446,279

Income (loss) before income taxes	175,373	65,213	12,611	10,668	8,171	272,036	(111,757)	—	(57,884)	102,395
Income tax expense (benefit) (a)	66,642	24,780	4,791	4,054	3,105	103,372	(46,902)	—	(20,233)	36,237

Net income (loss) before minority interest	108,731	40,433	7,820	6,614	5,066	168,664	(64,855)	—	(37,651)	66,158
Minority interest in subsidiary income	—	—	(242)	—	—	(242)	—	—	—	(242)

Net income (loss) from continuing operations	108,731	40,433	7,578	6,614	5,066	168,422	(64,855)	—	(37,651)	65,916
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	2,239	2,239

Net income (loss)	$108,731	40,433	7,578	6,614	5,066	168,422	(64,855)	—	(35,412)	68,155

Total assets	$26,174,592	398,939	177,105	152,962	29,359	26,932,957	37,268	(200,661)	27,309	26,796,873

(a)	Income taxes are based on a percentage of net income before tax for the individual operating segment.

	Year ended December 31, 2005
		Student	Tuition	Enrollment					"Base net
	Asset	Loan	Payment	Services	Software		Corporate		income"
	Generation	and	Processing	and	and		Activity	Eliminations	Adjustments	GAAP
	and	Guaranty	and Campus	List	Technical	Total	and	and	to GAAP	Results of
	Management	Servicing	Commerce	Management	Services	Segments	Overhead	Reclassifications	Results	Operations
Total interest income	$940,390	4,580	1,384	165	21	946,540	2,615	(45)	—	949,110
Interest expense	609,863	—	—	—	—	609,863	10,293	(45)	—	620,111

Net interest income	330,527	4,580	1,384	165	21	336,677	(7,678)	—	—	328,999

Less provision for loan losses	7,030	—	—	—	—	7,030	—	—	—	7,030

Net interest income after provision for loan losses	323,497	4,580	1,384	165	21	329,647	(7,678)	—	—	321,969

Other income (expense):
Loan and guaranty servicing income	—	93,332	—	—	—	93,332	—	—	—	93,332
Other fee-based income	9,053	—	14,239	12,349	—	35,641	—	—	—	35,641
Software services income	127	—	—	—	9,042	9,169	—	—	—	9,169
Other income	3,596	14	—	—	—	3,610	4,049	—	—	7,659
Intersegment revenue	—	42,798	—	139	5,848	48,785	408	(49,193)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	96,227	96,227
Derivative settlements, net	(17,008)	—	—	—	—	(17,008)	—	—	—	(17,008)

Total other income (expense)	(4,232)	136,144	14,239	12,488	14,890	173,529	4,457	(49,193)	96,227	225,020

Operating expenses:
Salaries and benefits	39,482	62,204	7,065	3,081	7,197	119,029	33,555	(10,452)	—	142,132
Other expenses	39,659	24,269	3,815	3,512	968	72,223	45,225	—	8,151	125,599
Intersegment expenses	33,070	5,196	99	—	(8)	38,357	384	(38,741)	—	—

Total operating expenses	112,211	91,669	10,979	6,593	8,157	229,609	79,164	(49,193)	8,151	267,731

Income (loss) before income taxes	207,054	49,055	4,644	6,060	6,754	273,567	(82,385)	—	88,076	279,258
Income tax expense (benefit) (a)	78,680	18,641	1,765	2,302	2,567	103,955	(36,701)	—	33,327	100,581

Net income (loss) before minority interest	128,374	30,414	2,879	3,758	4,187	169,612	(45,684)	—	54,749	178,677
Minority interest in subsidiary income	—	—	(603)	—	—	(603)	—	—	—	(603)

Net income (loss) from continuing operations	128,374	30,414	2,276	3,758	4,187	169,009	(45,684)	—	54,749	178,074
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	3,048	3,048

Net income (loss)	$128,374	30,414	2,276	3,758	4,187	169,009	(45,684)	—	57,797	181,122

Total assets	$22,327,023	473,538	90,794	41,649	23,178	22,956,182	58,173	(248,081)	32,419	22,798,693

(a)	Income taxes are based on a percentage of net income before tax for the individual operating segment.
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

Limitations of “Base Net Income”
While GAAP provides a uniform, comprehensive basis of accounting, for the reasons discussed above, management believes that “base net income” is an important additional tool for providing a more complete understanding of the Company’s results of operations. Nevertheless, “base net income” is subject to certain general and specific limitations that investors should carefully consider. For example, as stated above, unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The Company’s “base net income” is not a defined term within GAAP and may not be comparable to similarly titled measures reported by other companies. Investors, therefore, may not be able to compare the Company’s performance with that of other companies based upon “base net income”. “Base net income” results are only meant to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely monitored and used by the Company’s management and board of directors to assess performance and information which the Company believes is important to analysts, rating agencies, and creditors.
Other limitations of “base net income” arise from the specific adjustments that management makes to GAAP results to derive “base net income” results. These differences are described below.
The adjustments required to reconcile from the Company’s “base net income” measure to its GAAP results of operations relate to differing treatments for derivatives, foreign currency transaction adjustments, discontinued operations, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects adjustments associated with these areas by operating segment and Corporate Activity and Overhead for the years ended December 31, 2007, 2006, and 2005:

		Student	Tuition	Enrollment
	Asset	Loan	Payment	Services	Software	Corporate
	Generation	and	Processing	and	and	Activity
	and	Guaranty	and Campus	List	Technical	and
	Management	Servicing	Commerce	Management	Services	Overhead	Total
	Year ended December 31, 2007
Derivative market value, foreign currency, and put option adjustments	$(24,224)	—	—	—	—	(2,582)	(26,806)
Amortization of intangible assets	5,634	5,094	5,815	12,692	1,191	—	30,426
Compensation related to business combinations	—	—	—	—	—	2,111	2,111
Variable-rate floor income	(3,013)	—	—	—	—	—	(3,013)
Income (loss) from discontinued operations, net of tax	—	2,575	—	—	—	—	2,575
Net tax effect (a)	8,209	(1,936)	(2,209)	(4,823)	(452)	1,556	345

Total adjustments to GAAP	$(13,394)	5,733	3,606	7,869	739	1,085	5,638

	Year ended December 31, 2006
Derivative market value, foreign currency, and put option adjustments	$5,483	—	—	—	—	25,592	31,075
Amortization of intangible assets	7,617	5,641	5,968	4,573	1,263	—	25,062
Compensation related to business combinations	—	—	—	—	—	1,747	1,747
Variable-rate floor income	—	—	—	—	—	—	—
Income (loss) from discontinued operations, net of tax	—	(2,239)	—	—	—	—	(2,239)
Net tax effect (a)	(4,978)	(2,143)	(2,268)	(1,738)	(480)	(8,626)	(20,233)

Total adjustments to GAAP	$8,122	1,259	3,700	2,835	783	18,713	35,412

	Year ended December 31, 2005
Derivative market value, foreign currency, and put option adjustments	$(95,854)	—	—	—	—	(373)	(96,227)
Amortization of intangible assets	1,840	1,082	2,350	2,032	847	—	8,151
Compensation related to business combinations	—	—	—	—	—	—	—
Variable-rate floor income	—	—	—	—	—	—	—
Income (loss) from discontinued operations, net of tax	—	(3,048)	—	—	—	—	(3,048)
Net tax effect (a)	35,726	(412)	(893)	(772)	(322)	—	33,327

Total adjustments to GAAP	$(58,288)	(2,378)	1,457	1,260	525	(373)	(57,797)

(a)	Tax effect computed at 38%. The change in the value of the put option (included in Corporate Activity and Overhead) is not tax effected as this is not deductible for income tax purposes.

Differences between GAAP and “Base Net Income"
Management’s financial planning and evaluation of operating results does not take into account the following items because their volatility and/or inherent uncertainty affect the period-to-period comparability of the Company’s results of operations. A more detailed discussion of the differences between GAAP and “base net income” follows.
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
“Base net income” also excludes the change in fair value of put options issued by the Company for certain business acquisitions. The put options are valued by the Company each reporting period using a Black-Scholes pricing model. Therefore, the fair value of these options is primarily affected by the strike price and term of the underlying option, the Company’s current stock price, and the dividend yield and volatility of the Company’s stock. The Company believes these point-in-time estimates of value that are subject to fluctuations make it difficult to evaluate the ongoing results of operations against the Company’s business plans and affects the period-to-period comparability of the results of operations.
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
Compensation related to business combinations: The Company has structured certain business combinations in which the consideration paid has been dependent on the sellers’ continued employment with the Company. As such, the value of the consideration paid is recognized as compensation expense by the Company over the term of the applicable employment agreement.

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
Variable-rate floor income: Loans that reset annually on July 1 can generate excess spread income compared with the rate based on the special allowance payment formula in declining interest rate environments. The Company refers to this additional income as variable-rate floor income. The Company excludes variable-rate floor income from its “base net income” since its timing and amount (if any) is uncertain, it has been eliminated by legislation for all loans originated on and after April 1, 2006, and it is in excess of expected spreads. In addition, because variable-rate floor income is subject to the underlying rate for the subject loans being reset annually on July 1, it is a factor beyond the Company’s control which can affect the period-to-period comparability of results of operations.
Variable-rate floor income is calculated by the Company on a statutory basis. As a result of the disruptions in the debt and secondary capital markets beginning in August 2007, the benefit of variable-rate floor income has not been realized by the Company due to the widening of the spread between short term interest rate indices and the Company’s actual cost of funds. The Company entered into interest rate swaps with effective dates beginning in January 2008 to hedge a portion of the variable-rate floor income. Settlements on these derivatives will be presented as part of the Company’s statutory calculation of variable-rate floor income.
Discontinued operations: In May 2007, the Company sold EDULINX. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented. The Company presents “base net income” excluding discontinued operations since the operations and cash flows of EDULINX have been eliminated from the ongoing operations of the Company.
ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT — RESULTS OF OPERATIONS
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
Student Loan Portfolio
The table below outlines the components of the Company’s student loan portfolio:

	As of December 31, 2007		As of December 31, 2006		As of December 31, 2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Federally insured:
Stafford	$6,725,910	25.2%	$5,724,586	24.1%	$6,434,655	31.8%
PLUS/SLS	429,941	1.6	365,112	1.5	376,042	1.8
Consolidation	18,898,547	70.7	17,127,623	72.0	13,005,378	64.2
Non-federally insured	274,815	1.0	197,147	0.8	96,880	0.5

Total	26,329,213	98.5	23,414,468	98.4	19,912,955	98.3
Unamortized premiums and deferred origination costs	452,501	1.7	401,087	1.7	361,242	1.8
Allowance for loan losses:
Allowance — federally insured	(24,534)	(0.1)	(7,601)	—	(98)	—
Allowance — non-federally insured	(21,058)	(0.1)	(18,402)	(0.1)	(13,292)	(0.1)

Net	$26,736,122	100.0%	$23,789,552	100.0%	$20,260,807	100.0%

The impact of the College Cost Reduction Act reduces the yield on FFELP student loans originated on or after October 1, 2007. As of December 31, 2007, the Company has $0.4 billion of loans originated on or after October 1, 2007.

The Company’s net student loan assets have increased $2.9 billion, or 12.4%, to $26.7 billion as of December 31, 2007 compared to $23.8 billion as of December 31, 2006. The Company’s net student loan assets increased $3.5 billion, or 17.4%, from $20.3 billion as of December 31, 2005 to $23.8 billion as of December 31, 2006.
Origination and Acquisition
The Company originates and acquires loans through various methods and channels including: (i) direct-to-consumer channel (in which the Company originates student loans directly with student and parent borrowers), (ii) campus based origination channels, and (iii) spot purchases.
The Company will originate or acquire loans through its campus based channel either directly under one of its brand names or through other originating lenders. In addition to its brands, the Company acquires student loans from lenders to whom the Company provides marketing and/or origination services established through various contracts. Branding partners are lenders for which the Company acts as a marketing agent in specified geographic areas. A forward flow lender is one for whom the Company provides origination services but provides no marketing services or whom simply agrees to sell loans to the Company under forward sale commitments. The following table sets forth the activity of loans originated or acquired through each of the Company’s channels:

	Year ended December 31,
	2007	2006	2005
Beginning balance	$23,414,468	19,912,955	13,299,094
Direct channel:
Consolidation loan originations	3,096,754	5,299,820	4,037,366
Less consolidation of existing portfolio	(1,602,835)	(2,643,880)	(1,966,000)

Net consolidation loan originations	1,493,919	2,655,940	2,071,366
Stafford/PLUS loan originations	1,086,398	1,035,695	720,545
Branding partner channel (a) (b)	662,629	720,641	657,720
Forward flow channel	1,105,145	1,600,990	1,153,125
Other channels (b)	804,019	682,852	796,886

Total channel acquisitions	5,152,110	6,696,118	5,399,642
Repayments, claims, capitalized interest, participations, and other	(1,321,055)	(1,332,086)	(1,002,260)
Consolidation loans lost to external parties	(800,978)	(1,114,040)	(855,000)
Loans acquired in portfolio and business acquisitions	—	—	3,071,479
Loans sold	(115,332)	(748,479)	—

Ending balance	$26,329,213	23,414,468	19,912,955

(a)	Included in the branding partner channel are private loan originations of $110.5 million, $55.7 million, and $13.4 million for the years ended December 31, 2007, 2006, and 2005, respectively.

(b)
Included in other channels for the year ended December 31, 2006 is $190.1 million of acquisitions that were previously presented as branding partner channel acquisitions. This reclassification was made for comparative purposes due to the nature of the transactions.

During 2006 and 2007, the Company originated $5.3 billion and $3.1 billion of consolidation loans, respectively. With the changes in legislation and impact of capital markets, the Company has suspended consolidation loan originations in January 2008.
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
Nova Southeastern University (“Nova”), a school-as-lender customer, elected not to renew their existing contract with the Company, which expired in December 2006. Total loans acquired from Nova were $44.6 million, $275.6 million, and $299.3 million for the years ended December 31, 2007, 2006, and 2005, respectively. Loans acquired from Nova are included in the forward flow channel in the above table.

As part of the Company’s asset management strategy, the Company periodically sells student loan portfolios to third parties. During the years ended December 31, 2007 and 2006, the Company sold $115.3 million and $748.5 million (par value), respectively, of student loans resulting in the recognition of gains of $3.6 million and $16.1 million, respectively. There were no loans sold during the year ended December 31, 2005.
Legislative and Credit Market Impact to Student Loan Originations and Acquisitions
The College Cost Reduction Act has resulted in a reduction in the yields on student loans and, accordingly, a reduction in the amount of the premium the Company is able to pay lenders under its forward flow commitments and branding partner arrangements. As a result, the Company has been working with its forward flow and branding partner clients to renegotiate the premiums payable under its agreements. There can be no assurance that the Company will be successful in renegotiating the premiums under these agreements and, accordingly, the Company may be required to terminate commitments which are not economically reasonable. As a result, the Company will experience a decrease in its forward flow and branding partner loan volume. The Company has also had to terminate its affinity and referral programs and accordingly will experience a decrease in loan volume as a result.
The Company’s primary funding needs are those required to finance its student loan portfolio and satisfy its cash requirements for new student loan originations and acquisitions. The Company relies upon secured financing vehicles as its most significant source of funding for student loans. Current conditions in the debt markets include reduced liquidity and increased credit risk premiums for most market participants. These conditions have increased the cost and reduced the availability of debt in the capital markets. As a result, a prolonged period of market illiquidity will affect the Company’s loan acquisition and origination volumes. As previously discussed, as a result of the disruptions in the capital markets, the Company plans to be more selective in pursuing origination activity in both the direct-to-consumer and campus based channels. In addition to suspending consolidation loan originations, the Company is also evaluating the economic and market feasibility of continuing its asset generation and acquisition activities in the same manner and scale as historical periods.
Activity in the Allowance for Loan Losses
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company’s allowance for loan losses is presented in the following table:

	Year ended December 31,
	2007	2006	2005
Balance at beginning of period	$26,003	13,390	7,272
Provision for loan losses:
Federally insured loans	23,158	9,268	280
Non-federally insured loans	5,020	6,040	6,750

Total provision for loan losses	28,178	15,308	7,030
Charge-offs, net of recoveries:
Federally insured loans	(6,225)	(1,765)	(299)
Non-federally insured loans	(1,193)	(930)	(613)

Net charge-offs	(7,418)	(2,695)	(912)
Sale of non-federally insured loans	(1,171)	—	—

Balance at end of period	$45,592	26,003	13,390

Allocation of the allowance for loan losses:
Federally insured loans	$24,534	7,601	98
Non-federally insured loans	21,058	18,402	13,292

Total allowance for loan losses	$45,592	26,003	13,390

Net loan charge-offs as a percentage of average student loans	0.030%	0.012%	0.006%
Total allowance as a percentage of average student loans	0.181%	0.120%	0.085%
Total allowance as a percentage of ending balance of student loans	0.173%	0.111%	0.067%
Non-federally insured allowance as a percentage of the ending balance of non-federally insured loans	7.663%	9.334%	13.720%
Average student loans	$25,143,059	21,696,466	15,716,388
Ending balance of student loans	26,329,213	23,414,468	19,912,955
Ending balance of non-federally insured loans	274,815	197,147	96,880
In 2006, the Company recognized a $6.9 million provision on its federally insured portfolio as a result of HERA which was enacted into law on February 8, 2006. See note 3 in the accompanying consolidated financial statements included in this Report for additional information related to HERA. In 2007, the Company recorded an expense of $15.7 million to increase the Company’s allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program.

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company’s student loan delinquency amounts:

	As of December 31, 2007		As of December 31, 2006
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment(1)	$7,115,505		$6,271,558
Loans in forebearance(2)	3,015,456		2,318,184
Loans in repayment status:
Loans current	13,937,702	87.5%	12,944,768	88.5%
Loans delinquent 31-60 days(3)	682,956	4.3	623,439	4.3
Loans delinquent 61-90 days(3)	353,303	2.2	299,413	2.0
Loans delinquent 91 days or greater(4)	949,476	6.0	759,959	5.2

Total loans in repayment	15,923,437	100.0%	14,627,579	100.0%

Total federally insured loans	$26,054,398		$23,217,321

Non-Federally Insured Loans:
Loans in-school/grace/deferment(1)	$111,946		$83,973
Loans in forebearance(2)	12,895		6,113
Loans in repayment status:
Loans current	142,851	95.3%	101,084	94.4%
Loans delinquent 31-60 days(3)	3,450	2.3	2,681	2.5
Loans delinquent 61-90 days(3)	1,247	0.8	1,233	1.2
Loans delinquent 91 days or greater(4)	2,426	1.6	2,063	1.9

Total loans in repayment	149,974	100.0%	107,061	100.0%

Total non-federally insured loans	$274,815		$197,147

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

Student Loan Spread Analysis
The following table analyzes the student loan spread on the Company’s portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

	Year ended December 31,
	2007	2006	2005
Student loan yield (a)	7.76%	7.85%	6.90%
Consolidation rebate fees	(0.77)	(0.72)	(0.65)
Premium and deferred origination costs amortization (b)	(0.36)	(0.39)	(0.49)

Student loan net yield	6.63	6.74	5.76
Student loan cost of funds (c)	(5.49)	(5.12)	(3.75)

Student loan spread	1.14	1.62	2.01
Variable-rate floor income (d)	(0.01)	—	—
Special allowance yield adjustments, net of settlements on derivatives (e)	—	(0.20)	(0.50)

Core student loan spread	1.13%	1.42%	1.51%

Average balance of student loans	$25,143,059	21,696,466	15,716,388
Average balance of debt outstanding	26,599,361	23,379,258	16,759,511

(a)
The student loan yield for the year ended December 31, 2006 does not include the $2.8 million charge to write off accounts receivable from the Department related to third quarter 2006 9.5% special allowance payments that will not be received under the Company’s previously disclosed Settlement Agreement with the Department. The $2.8 million relates to loans earning 9.5% special allowance payments that were not subject to the OIG audit.

(b)
Premium and deferred origination costs amortization for the year ended December 31, 2006 excludes premium amortization related to the Company’s portfolio of 9.5% loans purchased in October 2005 as part of a business combination.

(c)
The student loan cost of funds includes the effects of net settlement costs on the Company’s derivative instruments (excluding the $2.0 million settlement related to the derivative instrument entered into in connection with the issuance of the junior subordinated hybrid securities for the year ended December 31, 2006 and the net settlements of $12.1 million and $7.0 million for the years ended December 31, 2007 and December 31, 2006, respectively, on those derivatives no longer hedging student loan assets).

(d)
Variable-rate floor income is calculated by the Company on a statutory basis. As a result of the disruptions in the debt and secondary capital markets which began in August 2007, the benefit of variable-rate floor income has not been realized by the Company due to the widening of the spread between short term interest rate indices and the Company’s actual cost of funds. The Company entered into interest rate swaps with effective dates beginning in January 2008 to hedge a portion of the variable-rate floor income. Settlements on these derivatives will be presented as part of the Company’s statutory calculation of variable-rate floor income.

(e)
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

The compression of the Company’s core student loan spread during the year ended December 31, 2007 compared to 2006 and 2005 has been primarily due to (i) the increase in the cost of debt as a result of the disruptions in the debt and secondary capital markets; (ii) an increase in lower yielding consolidation loans and an increase in the consolidation rebate fees; and (iii) the elimination of 9.5% special allowance payments on non-special allowance yield adjustment student loans as a result of the Settlement Agreement with the Department. Additional compression during the year ended December 31, 2007 compared to the year ended December 31, 2006 was due to the mismatch in the reset frequency between the Company’s floating rate assets and floating rate liabilities. The Company’s core student loan spread benefited in the rising interest rate environment for the first six months in 2006 because the Company’s cost of funds reset periodically on a discrete basis, in advance, while the Company’s student loans received a yield based on the average daily interest rate over the period. As interest rates remained relatively flat or decreased during 2007, as compared to the same period in 2006, the Company did not benefit from the rate reset discrepancy of its assets and liabilities contributing to the compression. During 2007, the Company entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The Company expects the impact of these derivatives will diminish the effects of these rate reset discrepancies in future periods.
As a result of the passage of the College Cost Reduction Act, the yield on FFELP loans originated after October 1, 2007 was reduced. The core student loan spread on these loans for the fourth quarter of 2007 was approximately 30 to 40 basis points.
As noted in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, the Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating fixed rate floor income which is included in its core student loan spread. The majority of these loans are consolidation loans that earn the greater of the borrower rate or 2.64% above the average commercial paper rate during the calendar quarter. When excluding fixed rate floor income, the Company’s core student loan spread was 1.09%, 1.28%, and 1.23% for the years ended December 31, 2007, 2006, and 2005, respectively.

Year ended December 31, 2007 compared to year ended December 31, 2006

	Year ended
	December 31,	December 31,
	2007	2006	$ Change
Net interest income after the provision for loan losses	$236,821	303,586	(66,765)

Loan and guaranty servicing income	294	—	294
Other fee-based income	13,387	11,867	1,520
Software services income	—	238	(238)
Other income	8,030	19,966	(11,936)
Derivative settlements, net	6,628	18,381	(11,753)

Total other income	28,339	50,452	(22,113)

Salaries and benefits	23,101	53,036	(29,935)
Restructure expense — severance and contract termination costs	2,406	—	2,406
Impairment expense	28,291	21,687	6,604
Other expenses	29,205	51,085	(21,880)
Intersegment expenses	74,714	52,857	21,857

Total operating expenses	157,717	178,665	(20,948)

“Base net income” before income taxes	107,443	175,373	(67,930)
Income tax expense	40,828	66,642	(25,814)

“Base net income”	$66,615	108,731	(42,116)

After Tax Operating Margin	25.1%	30.7%

After Tax Operating Margin - excluding restructure expense, impairment expense, and provision for loan losses related to the loss of Exceptional Performer	34.0%	34.5%
Net interest income after the provision for loan losses

	Year ended December 31,		Change
	2007	2006	Dollars	Percent
Loan interest	$1,948,751	1,699,859	248,892	14.6%
Consolidation rebate fees	(193,687)	(156,751)	(36,936)	(23.6)
Amortization of loan premiums and deferred origination costs	(91,020)	(87,393)	(3,627)	(4.2)

Total loan interest	1,664,044	1,455,715	208,329	14.3
Investment interest	66,838	78,708	(11,870)	(15.1)

Total interest income	1,730,882	1,534,423	196,459	12.8
Interest on bonds and notes payable	1,462,679	1,213,446	249,233	20.5
Intercompany interest	3,204	2,083	1,121	53.8
Provision for loan losses	28,178	15,308	12,870	84.1

Net interest income after provision for loan losses	$236,821	303,586	(66,765)	(22.0)

•
Loan interest for the year ended December 31, 2006 included $32.3 million of 9.5% special allowance payments. The Company received no 9.5% special allowance payments for the year ended December 31, 2007 as a result of the Settlement Agreement with the Department.

•
The average student loan portfolio increased $3.4 billion, or 15.9%, for the year ended December 31, 2007 compared to the same period in 2006. Student loan yield, excluding 9.5% special allowance payments, increased to 7.75% in 2007 from 7.69% in 2006. The increase in student loan yield is the result of a higher interest rate environment and is offset by an increase in the percentage of lower yielding consolidation loans to the total portfolio. Loan interest income, excluding the 9.5% special allowance payments, increased $281.2 million as a result of these factors.

•	Consolidation rebate fees increased due to the $3.4 billion, or 22.9%, increase in the average consolidation loan portfolio.
•
The amortization of loan premiums and deferred origination costs increased $3.6 million, or 4.2%, as a result of loan portfolio growth. In December 2006, the Company wrote off $21.7 million of premiums on loans earning 9.5% special allowance payments as a result of the Settlement Agreement with the Department. For the year ended December 31, 2006, the Company recognized $8.5 million of premium amortization related to these loans. The remaining decrease in amortization was the result of certain premiums and loan costs that became fully amortized in 2006.

•
Investment interest decreased as a result of an overall decrease in cash held in 2007 as compared to 2006. During the second and third quarter of 2006, proceeds from the issuance of a debt transaction were held as cash until the loans were available for securitization. As a result, the Company earned investment interest on this cash until it was used to fund student loans.

•
Interest expense increased due to the $3.2 billion, or 13.8%, increase in average debt for the year ended December 31, 2007 compared to the same period in 2006. In addition, the Company’s cost of funds (excluding net derivative settlements) increased to 5.51% for the year ended December 31, 2007 compared to 5.20% for the same period a year ago. Interest expense was impacted in 2007 by credit market disruptions as further discussed in this Report.

•
The provision for loan losses increased because the Company recognized a $15.7 million provision in the third quarter of 2007 on its federally insured portfolio as a result of the College Cost Reduction Act, offset by a $6.9 million provision the Company recognized in the first quarter of 2006 on its federally insured portfolio as a result of HERA which was enacted into law on February 8, 2006.

Other fee-based income. Borrower late fees increased $0.9 million for the year ended December 31, 2007 compared to 2006 as a result of the increase in the average student loan portfolio. In addition, income from providing investment advisory services and services to third parties through the Company’s licensed broker dealer increased in 2007 compared to 2006.
Other income. Other income decreased $11.9 million for the year ended December 31, 2007 compared to 2006 as a result of a decrease in the gain on sale of loans.
Operating expenses. Excluding the restructure expense of $2.4 million and the impairment expense of $28.3 million and $21.7 million for the years ended December 31, 2007 and 2006, respectively, operating expenses decreased $30.0 million, or 19.1%, for the year ended December 31, 2007 compared to 2006. The Company has reduced its cost to service loans by converting loan volume acquired during certain 2005 acquisitions from third party servicers to the Company’s servicing platform. These reductions were offset by an increase in the cost to service loans as a result of loan growth.

Year ended December 31, 2006 compared to year ended December 31, 2005

	Year ended
	December 31,	December 31,
	2006	2005	$ Change
Net interest income after the provision for loan losses	$303,586	323,497	(19,911)

Other fee-based income	11,867	9,053	2,814
Software services income	238	127	111
Other income	19,966	3,596	16,370
Derivative settlements, net	18,381	(17,008)	35,389

Total other income (expense)	50,452	(4,232)	54,684

Salaries and benefits	53,036	39,482	13,554
Impairment expense	21,687	—	21,687
Other expenses	51,085	39,659	11,426
Intersegment expenses	52,857	33,070	19,787

Total operating expenses	178,665	112,211	66,454

“Base net income” before income taxes	175,373	207,054	(31,681)
Income tax expense	66,642	78,680	(12,038)

“Base net income”	$108,731	128,374	(19,643)

After Tax Operating Margin	30.7%	40.2%

After Tax Operating Margin - excluding impairment expense	34.5%	40.2%
Net interest income after the provision for loan losses

	Year ended December 31,		Change
	2006	2005	Dollars	Percent
Loan interest	$1,699,859	1,084,178	615,681	56.8%
Consolidation rebate fees	(156,751)	(102,699)	(54,052)	(52.6)
Amortization of loan premiums and deferred origination costs	(87,393)	(76,530)	(10,863)	(14.2)

Total loan interest	1,455,715	904,949	550,766	60.9
Investment interest	78,708	35,441	43,267	122.1

Total interest income	1,534,423	940,390	594,033	63.2
Interest on bonds and notes payable	1,213,446	609,830	603,616	99.0
Intercompany interest	2,083	33	2,050	6,212.1
Provision for loan losses	15,308	7,030	8,278	117.8

Net interest income after provision for loan losses	$303,586	323,497	(19,911)	(6.2)

•
Loan interest for the years ended December 31, 2006 and 2005, included $32.3 million and $94.7 million, respectively, of 9.5% special allowance payments. The decrease in 9.5% special allowance payments is a result of the Settlement Agreement with the Department, an increase in interest rates, which decreases the excess special allowance payments over the statutorily defined rates under a taxable financing, and a decrease in the portfolio of loans earning the 9.5% special allowance payments.

•
The average student loan portfolio increased $6.0 billion, or 38.0%, for the year ended December 31, 2006 compared to 2005. Student loan yield, excluding the 9.5% special allowance payments, increased to 7.69% in 2006 from 6.30% in 2005. The increase in student loan yield is a result of a rising interest rate environment and is offset by an increase in the percentage of lower yielding consolidation loans to the total portfolio. Loan interest income, excluding the 9.5% special allowance payments, increased $678.1 million as a result of these factors.

•	Consolidation rebate fees increased due to the $5.0 billion, or 51.7%, increase in the average consolidation loan portfolio.
•	Amortization of loan premiums and deferred origination costs increased as a result of the growth in the student loan portfolio and business combinations.

•
Investment interest has increased as a result of an increase in cash, cash equivalents, and investments from student loan growth and business combinations, and as a result of the rising interest rate environment.

•
Interest expense increased $603.6 million due to the $6.6 billion, or 39.5%, increase in average debt for the year ended December 31, 2006 compared to 2005. In addition, the Company’s cost of funds (excluding net derivative settlements) increased to 5.20% for the year ended December 31, 2006 up from 3.64% for the same period a year ago.

•
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
Other income. Other income increased $16.4 million for the year ended December 31, 2006 compared to 2005. During 2006, the Company recognized $15.9 million in gains on the sale of loans. Historically, the Company had not sold a material amount of loan assets and thus there is no similar activity for the year ended December 31, 2005. The majority of loans sold were loans not serviced by the Company that management believed had an increased risk of consolidation loss.
Salaries and benefits. Salaries and benefits in this segment are primarily related to the generation of assets through various channels including sales and marketing support as well as portfolio and debt management activities. Salaries and benefits increased $13.6 million, or 34.3%, for the year ended December 31, 2006 compared to 2005. The Company’s average loan portfolio increased $6.0 billion, or 38.0%, in 2006 compared to 2005. The Company’s efforts to increase its loan portfolio resulted in increased salaries and benefits expense.
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

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT — RESULTS OF OPERATIONS
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

In October 2005, the Company entered into an agreement to amend an existing contract with College Assist. Under the agreement, the Company provides student loan servicing and guaranty operations and assumed the operational expenses and employment of certain College Assist employees. College Assist pays the Company a portion of the gross servicing and guaranty fees as consideration for the Company providing these services on behalf of College Assist. As a result of the passage of the College Cost Reduction Act, on October 2, 2007, the Department notified College Assist of its decision to formally terminate the Voluntary Flexible Agreement (“VFA”) between the Department and College Assist effective January 1, 2008. The termination of the VFA will decrease the Company’s guaranty income by approximately $9 million annually.
Student Loan Servicing Volumes

	As of December 31,
	2007		2006
	Dollar	Percent	Dollar	Percent
	(dollars in millions)

Company	$25,640	75.8%	$21,869	71.5%
Third Party	8,177	24.2	8,725	28.5

Total	$33,817	100.0%	$30,594	100.0%

Year ended December 31, 2007 compared to year ended December 31, 2006

	Year ended
	December 31,	December 31,
	2007	2006	$ Change
Net interest income after the provision for loan losses	$5,459	8,957	(3,498)

Loan and guaranty servicing income	127,775	121,593	6,182
Software services income	—	5	(5)
Other income	—	97	(97)
Intersegment revenue	74,687	63,545	11,142

Total other income	202,462	185,240	17,222

Salaries and benefits	85,462	83,988	1,474
Restructure expense — severance and contract termination costs	1,840	—	1,840
Other expenses	36,618	32,419	4,199
Intersegment expenses	10,552	12,577	(2,025)

Total operating expenses	134,472	128,984	5,488

“Base net income” before income taxes	73,449	65,213	8,236
Income tax expense	27,910	24,780	3,130

“Base net income”	$45,539	40,433	5,106

After Tax Operating Margin	21.9%	20.8%

After Tax Operating Margin - excluding restructure expense	22.5%	20.8%
Net interest income after the provision for loan losses. Investment income decreased as a result of an overall decrease in cash held in 2007 compared to 2006.
Loan and guaranty servicing income. Loan and guaranty servicing income for the year ended December 31, 2007 compared to 2006 increased as follows:

	Year ended December 31,
	2007	2006	$ Change	% Change

Origination and servicing of FFEL Program loans	$55,376	66,374	(10,998)	(16.6)%

Origination and servicing of non-federally insured student loans	10,297	9,672	625	6.5

Servicing and support outsourcing for guaranty agencies	62,102	45,547	16,555	36.3

Loan and guaranty servicing income to external parties	$127,775	121,593	6,182	5.1%

FFELP loan servicing income decreased as a result of a decrease in the volume of loans serviced. In addition, as a result of the legislative developments, several of the Company’s lender partner servicing contracts were priced at lower rates in order to retain clients. Servicing and support outsourcing for guaranty agencies increased as a result of an increase in the volume of guaranteed loans serviced as well as an increase in collections due to utilizing an outside collection agency. As discussed previously, the termination of the VFA between the Department and College Assist, effective January 1, 2008, will have a negative impact on the Company’s guaranty income in 2008.
Operating expenses. Total operating expenses increased $5.5 million as a result of an increase in costs associated with servicing a larger portfolio of guaranteed loans offset by a decrease in costs as a result of outsourcing guaranty collections to an outside agency. During 2007, the Company began to see improvements in the operating margin as a result of (i) reducing certain fixed costs; (ii) achieving operating leverage; and (iii) realizing operational benefits from integration activities. These integration activities included servicing platform and certain system conversions which have increased operating costs over the prior two years.
Year ended December 31, 2006 compared to year ended December 31, 2005

	Year ended
	December 31,	December 31,
	2006	2005	$ Change

Net interest income after the provision for loan losses	$8,957	4,580	4,377

Loan and guaranty servicing income	121,593	93,332	28,261
Software services income	5	—	5
Other income	97	14	83
Intersegment revenue	63,545	42,798	20,747

Total other income	185,240	136,144	49,096

Salaries and benefits	83,988	62,204	21,784
Other expenses	32,419	24,269	8,150
Intersegment expenses	12,577	5,196	7,381

Total operating expenses	128,984	91,669	37,315

“Base net income” before income taxes	65,213	49,055	16,158
Income tax expense	24,780	18,641	6,139

“Base net income”	$40,433	30,414	10,019

After Tax Operating Margin	20.8%	21.6%

Loan and guaranty servicing income. Loan and guaranty servicing income increased $28.3 million for the year ended December 31, 2006 compared to the year ended December 31, 2005 as follows:

	Year ended December 31,
	2006	2005	$ Change	% Change

Origination and servicing of FFEL Program loans	$66,374	70,432	(4,058)	(5.8)%

Origination and servicing of non-federally insured student loans	9,672	1,382	8,290	599.9

Servicing and support outsourcing for guaranty agencies	45,547	21,518	24,029	111.7

Loan and guaranty servicing income to external parties	$121,593	93,332	28,261	30.3%

FFELP loan servicing income decreased as a result of the Company acquiring loans from third party lenders that were serviced by the Company prior to the acquisition of such loans. This decrease is offset by added guaranty and non-federally insured student loan servicing volume as a result of the acquisitions of LoanSTAR, College Assist, Chela, and Firstmark.
Operating expenses. Total operating expenses increased $18.4 million as a result of the acquisition of private loan servicing operations and expanded guaranty servicing operations agreement with College Assist during the fourth quarter of 2005. Operating expenses after adjusting for the impact of acquisitions increased $18.9 million, or 20.6%. This increase is attributable to an increased investment in technology to generate operating efficiencies, integration costs from the acquisitions of LoanSTAR and Chela, and a 13.4% increase in the Company’s loan servicing volume from December 31, 2005 to December 31, 2006.
TUITION PAYMENT PROCESSING AND CAMPUS COMMERCE OPERATING SEGMENT — RESULTS OF OPERATIONS
The Company’s Tuition Payment Processing and Campus Commerce operating segment provides products and services to help institutions and education seeking families manage the payment of education costs during the pre-college and college stages of the education life cycle. The Company provides actively managed tuition payment solutions, online payment processing, detailed information reporting, financial needs analysis, and data integration services to K-12 and higher educational institutions, families, and students. In addition, the Company provides customer-focused electronic transactions, information sharing, and account and bill presentment to colleges and universities.
Effective June 1, 2005, the Company purchased 80% of the capital stock of FACTS. FACTS provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to K-12 and higher educational institutions, families, and students. In addition, FACTS provides financial needs analysis for students applying for aid in private and parochial K-12 schools. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the effective date of acquisition. Effective January 31, 2006, the Company purchased the remaining 20% interest in FACTS.
Effective January 31, 2006, the Company purchased the remaining 50% interest in infiNET. The Company owned 50% of this entity and accounted for it under the equity method of accounting prior to the transaction. As a result of this acquisition, the Company provides customer-focused electronic transactions, information sharing, and account and bill presentment to colleges and universities. This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the effective date of acquisition.

Year ended December 31, 2007 compared to year ended December 31, 2006

	Year ended
	December 31,	December 31,
	2007	2006	$ Change

Net interest income after the provision for loan losses	$3,802	4,021	(219)

Other fee-based income	42,682	35,090	7,592
Other income	84	—	84
Intersegment revenue	688	503	185

Total other income	43,454	35,593	7,861

Salaries and benefits	20,426	17,607	2,819
Other expenses	8,901	8,371	530
Intersegment expenses	364	1,025	(661)

Total operating expenses	29,691	27,003	2,688

“Base net income” before income taxes	17,565	12,611	4,954
Income tax expense	6,675	4,791	1,884

“Base net income” before minority interest	10,890	7,820	3,070
Minority interest	—	(242)	242

“Base net income”	$10,890	7,578	3,312

After Tax Operating Margin	23.0%	19.7%
Other fee-based income. Other fee-based income increased for the year ended December 31, 2007 compared to 2006 as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce clients. In addition, for the year ended December 31, 2007, approximately $0.7 million of the increase in other fee-based income is due to the timing of the acquisition of infiNET.
Operating expenses. The increase in operating expenses was the result of the increase in the number of managed tuition payment plans and the increase in campus commerce sales. In addition, the Company continues to invest in and support technology related projects. The timing of the acquisition of infiNET also resulted in a $0.5 million increase in operating expenses for the year ended December 31, 2007.
Year ended December 31, 2006 compared to year ended December 31, 2005

	Year ended
	December 31,	December 31,
	2006	2005	$ Change

Net interest income after the provision for loan losses	$4,021	1,384	2,637
Other fee-based income	35,090	14,239	20,851
Intersegment revenue	503	—	503

Total other income	35,593	14,239	21,354

Salaries and benefits	17,607	7,065	10,542
Other expenses	8,371	3,815	4,556
Intersegment expenses	1,025	99	926

Total operating expenses	27,003	10,979	16,024

“Base net income” before income taxes	12,611	4,644	7,967
Income tax expense	4,791	1,765	3,026

“Base net income” before minority interest	7,820	2,879	4,941
Minority interest	(242)	(603)	361

“Base net income”	$7,578	2,276	5,302

After Tax Operating Margin	19.7%	18.4%

Other fee-based income. Other fee-based income increased $18.7 million for the year ended December 31, 2006 compared to 2005 as a result of the acquisition of tuition payment processing and campus commerce operations. In addition, for the year ended December 31, 2006, approximately $2.1 million of the increase in other fee-based income is due to an increase in the number of managed tuition payment plans.
Operating expenses. Operating expenses increased $15.6 million due to the timing of acquisitions. The remaining increase is the result of the increase in the number of managed tuition payment plans.
ENROLLMENT SERVICES AND LIST MANAGEMENT OPERATING SEGMENT — RESULTS OF OPERATIONS
The Company’s Enrollment Services and List Management segment provides a wide range of direct marketing products and services to help schools and businesses reach the middle school, high school, college bound high school, college, and young adult market places. In addition, this segment offers products and services that are focused on helping (i) students plan and prepare for life after high school and (ii) colleges recruit and retain students.
Effective February 28, 2005, the Company acquired 100% of the capital stock of Student Marketing Group, Inc. (“SMG”), a full service direct marketing agency, and 100% of the membership interests of National Honor Roll, LLC (“NHR”), a company which provides publications and scholarships for middle and high school students achieving exceptional academic success.
On June 30, 2006, the Company purchased 100% of the membership interests of CUnet, LLC (“CUnet”). CUnet provides campus locations and online schools with performance-based educational marketing, web-based marketing, lead generation, and vendor and lead management services to enhance their brands and improve student recruitment and retention.
On July 27, 2006, the Company purchased certain assets and assumed certain liabilities (hereafter referred to as “Peterson’s”) from Thomson Learning Inc. Peterson’s provides a comprehensive suite of education and career-related solutions in the areas of education search, test preparation, admissions, financial aid information (including scholarship search), and career assistance. Peterson’s delivers these services through a variety of media including print (i.e. books) and online. Peterson’s reaches millions of consumers annually with its publications and online information about colleges and universities, career schools, graduate programs, distance learning, executive training, private secondary schools, summer opportunities, study abroad, financial aid, test preparation, and career exploration resources.
Management believes the Company’s Enrollment Services and List Management operating segment enhances the Company’s position as a vertically-integrated industry leader with a strong foundation for growth. The Company has focused on growing and organically developing its product and service offerings as well as enhancing them through various acquisitions. A key aspect of each transaction is its impact on the Company’s prospective organic growth and the development of its integrated platform of services.
The above acquisitions were accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

Year ended December 31, 2007 compared to year ended December 31, 2006

	Year ended
	December 31,	December 31,
	2007	2006	$ Change

Net interest income after the provision for loan losses	$340	531	(191)

Other fee-based income	103,311	55,361	47,950
Software services income	594	157	437
Intersegment revenue	891	1,000	(109)

Total other income	104,796	56,518	48,278

Salaries and benefits	33,480	15,510	17,970
Restructure expense — severance and and contract termination costs	929	—	929
Impairment expense	11,401	—	11,401
Other expenses	60,445	30,854	29,591
Intersegment expenses	335	17	318

Total operating expenses	106,590	46,381	60,209

“Base net income (loss)” before income taxes	(1,454)	10,668	(12,122)
Income tax expense (benefit)	(553)	4,054	(4,607)

“Base net income (loss)”	$(901)	6,614	(7,515)

After Tax Operating Margin	(0.9%)	11.6%

After Tax Operating Margin - excluding restructure expense and impairment expense	6.4%	11.6%
Other fee-based income. Other fee-based income increased primarily as the result of acquisitions. The 2006 acquisitions of CUnet and Peterson’s resulted in a $39.8 million increase in other-fee based revenues. The remaining increase of $8.2 million is a result of an increase in lead generation sales due to additional customers.
Operating expenses. Total operating expenses increased $60.2 million for the year ended December 31, 2007 compared to 2006. Included in operating expenses is an impairment charge of $11.4 million recognized by the Company in the third quarter as a result of the passage of the College Cost Reduction Act, and certain restructuring charges of $0.9 million taken during the third and fourth quarters. See notes 4 and 5 in the notes to the consolidated financial statements included in this Report for additional information concerning the impairment and restructuring charges. Operating expenses increased $40.2 million as a result of the acquisitions of CUnet and Peterson’s. The remaining increase in operating expense, excluding the impairment and restructuring charges, is $7.7 million and is a result of further developing resources and products for the Company’s customers in this segment and increases in costs to support the increase in revenue.

Year ended December 31, 2006 compared to year ended December 31, 2005

	Year ended
	December 31,	December 31,
	2006	2005	$ Change

Net interest income after the provision for loan losses	$531	165	366

Other fee-based income	55,361	12,349	43,012
Software services income	157	—	157
Intersegment revenue	1,000	139	861

Total other income	56,518	12,488	44,030

Salaries and benefits	15,510	3,081	12,429
Other expenses	30,854	3,512	27,342
Intersegment expenses	17	—	17

Total operating expenses	46,381	6,593	39,788

“Base net income” before income taxes	10,668	6,060	4,608
Income tax expense	4,054	2,302	1,752

“Base net income”	$6,614	3,758	2,856

After Tax Operating Margin	11.6%	29.7%
Other fee-based income. Other fee-based income increased primarily as the result of acquisitions. The 2006 acquisitions of CUnet and Peterson’s resulted in a $34.9 million increase in other fee-based revenues. SMG and NHR were acquired effective February 28, 2005 and, as a result, other fee-based income includes twelve months of income for 2006 compared to ten months of income in 2005. This resulted in a $5.7 million increase to other fee-based revenues. The Company experienced an increase of $2.6 million as a result of a volume increase in list sales volume. Finally, the Company decreased its merchandise revenue sales efforts targeted at certain customers with a lower profit margin which resulted in a decrease of $0.2 million in other fee-based income.
Operating expenses. Total operating expenses increased $39.8 million for the year ended December 31, 2006 compared to 2005. Operating expenses increased $33.7 million as a result of the acquisitions of CUnet and Peterson’s. The Company increased its investment in its college planning center which resulted in a $1.9 million increase in operating expenses. The remaining $4.2 million increase in operating expenses was the result of the timing of the acquisitions of SMG and NHR which resulted in twelve months of expense for 2006 compared to ten months in 2005 and due to increased list sales volume.
SOFTWARE AND TECHNICAL SERVICES OPERATING SEGMENT — RESULTS OF OPERATIONS
The Software and Technical Services segment provides information technology products and full-service technical consulting, with core areas of business in educational loan software solutions, business intelligence, technical consulting services, and Enterprise Content Management (ECM) solutions.
Many of the Company’s customers receiving services in this segment have been negatively impacted as a result of the passage of the College Cost Reduction Act and the recent disruption in the capital markets. This impact could decrease the demand for products and services and affect this segment’s future revenue and profit margins.
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

Year ended December 31, 2007 compared to year ended December 31, 2006

	Year ended
	December 31,	December 31,
	2007	2006	$ Change

Net interest income after the provision for loan losses	$18	105	(87)

Software services income	22,075	15,490	6,585
Intersegment revenue	15,683	17,877	(2,194)

Total other income	37,758	33,367	4,391

Salaries and benefits	23,959	22,063	1,896
Restructure expense — severance and contract termination costs	58	—	58
Other expenses	2,995	3,238	(243)
Intersegment expenses	775	—	775

Total operating expenses	27,787	25,301	2,486

“Base net income” before income taxes	9,989	8,171	1,818
Income tax expense	3,796	3,105	691

“Base net income”	$6,193	5,066	1,127

After Tax Operating Margin	16.4%	15.1%

After Tax Operating Margin - excluding restructure expense	16.5%	15.1%
Software services income. Software services income increased $6.6 million for the year ended December 31, 2007 compared to 2006 as a result of new customers, additional projects for existing customers, and increased fees.
Operating expenses. The increase in operating expenses was driven by additional costs associated with salaries and benefits to support the additional income.
Year ended December 31, 2006 compared to year ended December 31, 2005

	Year ended
	December 31,	December 31,
	2006	2005	$ Change

Net interest income after the provision for loan losses	$105	21	84

Software services income	15,490	9,042	6,448
Intersegment revenue	17,877	5,848	12,029

Total other income	33,367	14,890	18,477

Salaries and benefits	22,063	7,197	14,866
Other expenses	3,238	968	2,270
Intersegment expenses	—	(8)	8

Total operating expenses	25,301	8,157	17,144

“Base net income” before income taxes	8,171	6,754	1,417
Income tax expense	3,105	2,567	538

“Base net income”	$5,066	4,187	879

After Tax Operating Margin	15.1%	28.1%
Software services income. Software services income increased $8.3 million for the year ended December 31, 2006 compared to 2005 as a result of the acquisition of 5280 in November 2005. This increase was offset by a $1.9 million decrease in maintenance and enhancement fee revenues on the Company’s existing operations.

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
The Company has significant financing needs that it meets through the capital markets, including the debt and secondary markets. These markets are currently experiencing unprecedented disruptions, which are having an adverse impact on the Company’s earnings and financial condition, particularly in the short term.
Current conditions in the debt markets include reduced liquidity and increased credit risk premiums for most market participants. These conditions can increase the cost and reduce the availability of debt in the capital markets. The Company attempts to mitigate the impact of debt market disruptions by obtaining adequate committed and uncommitted facilities from a variety of reliable sources. There can be no assurance, however, that the Company will be successful in these efforts, that such facilities will be adequate, or that the cost of debt will allow the Company to operate at profitable levels. Since the Company is dependent on the availability of credit to finance its operations, disruptions in the debt markets or a reduction in the Company’s credit ratings could have an adverse impact on the Company’s earnings and financial condition, particularly in the short term.
While management believes the Company has a strong capital base and adequate liquidity and the Company has capacity to grow its student loan portfolio, the Company’s ability to acquire and hold student loans is not unlimited. As a result, a prolonged period of market illiquidity may affect the Company’s loan acquisition volumes and could have an adverse impact on the Company’s future earnings and financial condition.
Since the Company cannot determine nor control the length of time or extent to which the capital markets remain disrupted, it will reduce its direct and indirect costs related to its asset generation activities and be more selective in pursuing origination activity, in both the school and direct to consumer channels, for both private loans and FFELP loans. Accordingly, the Company has suspended consolidation student loan originations and will continue to review the viability of continuing to originate and acquire student loans through its various channels. As a result of these items, the Company will experience a decrease in origination volume compared to historical periods. The decrease in origination volume will reduce the Company’s financing needs from historical periods.
The following table summarizes the Company’s bonds and notes outstanding as of December 31, 2007:

			Interest rate
	Carrying	Percent of	range on
	amount	total	carrying amount	Final maturity
Variable-rate bonds and notes (a):
Bond and notes based on indices	$17,508,810	62.3%	4.73% - 5.78%	09/25/12 - 06/25/41
Bond and notes based on auction or remarketing	2,905,295	10.3	2.96% - 7.25%	11/01/09 - 07/01/43

Total variable-rate bonds and notes	20,414,105	72.6
Commerical paper — FFELP facility	6,629,109	23.5	5.22% - 5.98%	05/09/10
Commerical paper — private loan facility	226,250	0.8	5.58%	01/25/09
Fixed-rate bonds and notes (a)	214,476	0.8	5.20% - 6.68%	11/01/09 - 05/01/29
Unsecured fixed-rate debt	475,000	1.7	5.13% and 7.40%	06/01/10 and 09/29/36
Unsecured line of credit	80,000	0.3	5.40% - 5.53%	05/08/12
Other borrowings	76,889	0.3	4.65% - 5.20%	09/28/08 - 11/01/15

Total	$28,115,829	100.0%

(a)	Issued in securitization transactions.
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

Loan warehouse facilities
Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. The Company uses its warehouse facilities to pool student loans in order to maximize loan portfolio characteristics for efficient financing and to properly time market conditions for movement of the loans. Because transferring those loans to a long-term securitization includes certain fixed administrative costs, the Company has historically sought to maximize economies of scale by executing large transactions.
The Company relies upon three conduit warehouse loan financing vehicles to support its funding needs on a short-term basis: a multi-seller bank provided conduit with $8.9 billion of committed funding for FFELP loans, a private loan warehouse with $250.0 million in authorized financing for non-federally insured student loans, and a single-seller extendible commercial paper conduit authorized to fund up to $5.0 billion in FFELP loans.
The multi-year committed facility for FFELP loans, which terminates in May 2010, is supported by 364-day liquidity which is up for renewal in May 2008. In order to continue funding new originations, the Company’s liquidity must be renewed. If not renewed, the Company will be unable to fund new originations in the facility. If the Company is able to renew its liquidity on this line, it will come at an increased cost compared to historical periods. If the Company is not able to renew the liquidity on this facility or renew the facility at a price acceptable to the Company, it becomes a term facility with a maturity date of May 2010. The Company’s cost of financing on the term facility would be slightly higher than its current cost of funds as a warehouse facility. If the Company’s warehouse facility becomes a term facility, the Company will need to use or secure alternate financing to fund new FFELP student loan originations or acquisitions.
As of December 31, 2007, $6.6 billion was outstanding under this facility and $2.3 billion was available for future use. There can be no assurance the Company will be able to maintain this conduit facility, find alternative funding, or increase the commitment level of such facility, if necessary. While the Company’s bank-supported conduit facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future. The FFELP warehouse facility has a provision requiring the Company to refinance or remove on an annual basis 75% of the pledged collateral. In accordance with this provision, the Company anticipates refinancing or removing $1 billion to $2 billion of FFELP loans from this facility by May 2008.
The terms and conditions of the Company’s warehouse facility for FFELP loans provide for advance rates related to financed loans subject to a valuation formula based on current market conditions. Dislocation in the credit markets including disruptions in the current capital markets can and will cause short-term volatility in the loan valuation formulas. Severe volatility and dislocation in the credit markets, although temporary, could cause the valuation assigned to its student loan portfolio financed by the applicable line to be less than par. Should a significant change in the valuation of subject loans result in a reduction in advance rate and require equity support greater than what the Company can or is willing to provide, the warehouse line could be subject to termination. While the Company does not believe the loan valuation formula is reflective of the fair market value of its loans, it is subject to compliance with provisions of the warehouse documents. As of February 28, 2008, the Company has $163.6 million utilized as equity funding support based on provisions of this agreement of which all has been required to be posted since December 31, 2007 as a result of adverse credit market conditions.
The private loan warehouse facility is an uncommitted facility that is offered to the Company by one banking partner, which terminates in January 2009. As of December 31, 2007, $226.3 million was outstanding under this facility and $23.7 million was available for future use. The Company guarantees the performance of the assets in the private loan warehouse facility. This facility provides for advance rates on subject collateral which require certain levels of equity enhancement support. As of February 28, 2008, the Company has $30.5 million utilized as equity funding support based on provisions of this agreement of which all has been required to be posted since December 31, 2007 as a result of adverse credit market conditions. There can be no assurance that the Company will be able to maintain this conduit facility, find alternative funding, increase the size of the facility, or make adequate equity contributions, if necessary. While the Company’s bank supported facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future.
In August 2006, the Company established a $5.0 billion extendible commercial paper warehouse program for FFELP loans under which it can issue one or more short-term extendable secured liquidity notes (the “Secured Liquidity Notes”). Each Secured Liquidity Note will be issued at a discount or an interest-bearing basis having an expected maturity of between 1 and 307 days (each, an “Expected Maturity”) and a final maturity of 90 days following the Expected Maturity. The Secured Liquidity Notes issued as interest-bearing notes may be issued with fixed interest rates or with interest rates that fluctuate based upon a one-month LIBOR rate, a three-month LIBOR rate, a commercial paper rate, or a federal funds rate. The Secured Liquidity Notes are not redeemable by the Company nor subject to voluntary prepayment prior to the Expected Maturity date. The Secured Liquidity Notes are secured by FFELP loans purchased in connection with the program. As of December 31, 2007, the Company has no Secured Liquidity Notes outstanding under this warehouse program. During the third and fourth quarters of 2007, as a result of the disruption of the credit markets, there was no market for the issuance of new Secured Liquidity Notes and management believes it is unlikely a market will exist in the future.

Asset-backed securitizations
Of the $28.1 billion of debt outstanding as of December 31, 2007, $20.6 billion was issued under term asset-backed securitizations. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market. As a result of the disruptions in the credit markets, the Company may not be able to issue asset-backed financings at rates historically achieved by the Company, at levels equal to or less than other financing agreements, or at levels otherwise considered beneficial to the Company. Accordingly, the Company’s operational and financial results may be negatively impacted. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction or remarketing procedure.
LIBOR based notes
As of December 31, 2007, the Company had $17.5 billion of notes issued under asset-backed securitizations that primarily reprice at a fixed spread to 3 month LIBOR and are structured to match the maturity of the funded assets. These notes fund student loans that are primarily set based on a spread to 3 month commercial paper. The 3 month LIBOR and 3 month commercial paper indexes have rate movements that are highly correlated over a long period of time. Assuming this high correlation is not disrupted by capital market disruptions or other factors and the prepayments and default rates on the student loans included in these asset-backed securitizations meet management’s expectations and estimates, the Company expects future cash flows to the Company for net spread, servicing, and administration from these facilities will be in excess of $1.2 billion.
Auction or remarketing based notes
The interest rates on certain of the Company’s asset-backed securities are set and periodically reset via a “dutch auction” (“Auction Rate Securities”) or through a remarketing utilizing broker-dealers and remarketing agents (“Variable Rate Demand Notes”). The Company is currently sponsor on approximately $2.0 billion of Auction Rate Securities and $0.9 billion of Variable Rate Demand Notes.
For Auction Rate Securities, investors and potential investors submit orders through a broker-dealer as to the principal amount of notes they wish to buy, hold, or sell at various interest rates. The broker-dealers submit their clients’ orders to the auction agent, who then determines the clearing interest rate for the upcoming period. Interest rates on these Auction Rate Securities are reset periodically, generally every 7 to 35 days, by the auction agent or agents. Recently, as part of the ongoing credit market crisis, several auction rate securities from various issuers have failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. Since February 8, 2008, the Company’s Auction Rate Securities have failed in this manner. Under normal conditions, banks have historically stepped in when investor demand is weak. However, as of recently, banks have been allowing these auctions to fail.
As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the governing documents or indenture. While these rates will vary slightly by class of security, they will generally be based on a spread to Libor or Treasury Securities and will approximate the current one month LIBOR rate plus 75 to 150 basis points. These maximum rates are subject to increase if the credit ratings on the bonds are downgraded.
The Company cannot predict whether future auctions related to its Auction Rate Securities will be successful. The Company is currently seeking alternatives for reducing its exposure to the auction rate market, but may not be able to achieve alternate financing for some or all of its Auction Rate Securities.
For Variable Rate Demand Notes, the remarketing agents set the price, which is then offered to investors. If there are insufficient potential bid orders to purchase all of the notes offered for sale, the Company could be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities. The maximum rate for Variable Rate Demand Notes is based on a spread to certain indexes as defined in the underlying documents with the highest to the Company being Prime plus 200 basis points. Certain of the Variable Rate Demand Notes are secured by financial guaranty insurance policies issued by Municipal Bond Investors Assurance (“MBIA”). The Variable Rate Demand Notes insured by MBIA are currently experiencing reduced investor demand and certain of these securities have been put to the liquidity provider, Lloyds TSB Bank, at a cost ranging from Federal Funds plus 150 basis points to LIBOR plus 175 basis points.
Operating Lines of Credit
The Company uses its line of credit agreements primarily for general operating purposes, to fund certain asset and business acquisitions, and to repurchase stock under the Company’s stock repurchase program. The Company maintains a $750.0 million unsecured line of credit supported by various banking entities. At December 31, 2007, $80.0 million was outstanding under this line and $670.0 million was available for future uses. The $750.0 million line of credit terminates in May 2012. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary. As discussed previously, the Company may need to fund certain loans or provide equity funding support related to advance rates on its warehouse facilities. As of February 28, 2008, the Company has contributed $194.1 million in equity funding support to these facilities. The Company has funded these contributions primarily by advances on its operating line of credit. As of February 28, 2008, the Company has $340 million outstanding under this line of credit and $410 million available for future uses. As summarized below, the Company has approximately $112 million of unrestricted cash and liquid investments as of December 31, 2007.

On January 24, 2007, the Company established a $475.0 million unsecured commercial paper program and in May 2007 increased the amount authorized for issuance under the program to $725.0 million. Under the program, the Company may issue commercial paper for general corporate purposes. The maturities of the notes issued under this program will vary, but may not exceed 397 days from the date of issue. Notes issued under this program will bear interest at rates that will vary based on market conditions at the time of issuance. As of December 31, 2007, there were no borrowings outstanding on this line and $725.0 million of remaining authorization. The Company does not expect to be able to issue unsecured commercial paper in the near future at a cost effective level relative to the Company’s unsecured line of credit.
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
The proceeds from these unsecured debt offerings were or will be used by the Company to fund general business operations, certain asset and business acquisitions, and the repurchase of stock under the Company’s stock repurchase plan. As of December 31, 2007, the Company has $275.0 million remaining under its universal shelf.
Sources of Liquidity
The following table details the Company’s primary sources of liquidity and the available capacity at December 31, 2007:

Sources of primary liquidity: (a)
Unrestricted cash and liquid investments (b)	$111,746
Unencumbered student loan assets	133,362
Unused unsecured line of credit	670,000
Asset-backed commercial paper borrowing capacity — private loans (c)	23,750
Asset-backed commercial paper borrowing capacity — FFELP (d)	2,320,891

Total sources of primary liquidity	$3,259,749

(a)
The sources of primary liquidity table above does not include $5.0 billion authorized for future issuance under the extendible commercial paper warehouse program. During the third and fourth quarters of 2007, as a result of the disruption of the credit markets, there was no market for the issuance of this debt and management believes it is unlikely a market will exist in the future.

(b)
The Company also has restricted cash and investments, however, the Company is limited in the amounts of funds that can be transferred from its subsidiaries through intercompany loans, advances, or cash dividends. These limitations result from the restrictions contained in trust indentures under debt financing arrangements to which the Company’s education lending subsidiaries are parties. The Company does not believe these limitations will significantly affect its operating cash needs. The amounts of cash and investments restricted in the respective reserve accounts of the education lending subsidiaries are shown on the balance sheets as restricted cash and investments.

(c)	The Company’s private loan warehouse facility expires on January 25, 2009.

(d)
The Company’s FFELP loan warehouse facility expires on May 9, 2010. However, the liquidity of this facility must be renewed annually in order to continue to fund new originations. Liquidity is up for renewal in May 2008. Moreover, as stated previously, there are other liquidity provisions in the facility that require a percentage of the loans financed under the agreement to be sold out of the facility on an annual basis.

Contractual Obligations
The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company’s contractual obligations as of December 31, 2007 were as follows:

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Bonds and notes payable	$28,115,829	7,020,002	353,739	55,296	20,686,792
Operating lease obligations	48,218	9,360	18,242	12,540	8,076
Other	15,287	14,267	1,020	—	—

Total	$28,179,334	7,043,629	373,001	67,836	20,694,868

The Company had an $8.9 million reserve as of December 31, 2007 for uncertain income tax positions related to the January 1, 2007 adoption of FIN 48. This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.
The Company’s bonds and notes payable due in less than one year includes $6.6 billion of bonds and notes outstanding related to the Company’s FFELP warehouse facility. Although the maturity for this facility is May 2010, the liquidity must be renewed annually. As such, the Company presents the obligation due based on the liquidity renewal date. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements.
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
As a result of the Company’s recent acquisitions, the Company has certain contractual obligations or commitments as follows:
•
LoanSTAR — As part of the agreement for the acquisition of the capital stock of LoanSTAR from the Greater Texas Foundation (“Texas Foundation”), the Company agreed to sell student loans in an aggregate amount sufficient to permit the Texas Foundation to maintain a portfolio of loans equal to no less than $200 million through October 2010. The sales price for such loans is the fair value mutually agreed upon between the Company and the Texas Foundation. To satisfy this obligation, the Company sells loans to the Texas Foundation on a quarterly basis.

•
SMG/NHR — In January 2008, the Company paid $18.0 million (of which $6.8 million was accrued as of December 31, 2007) of contingent consideration related to the acquisitions of SMG and NHR. This payment was recorded as additional purchase price and satisfies all of the Company’s obligations related to the contingencies per the terms of the agreement. The $6.8 million accrual as of December 31, 2007 is included in “other” in the above table.

•
infiNET — Stock price guarantee of $104.8375 per share on 95,380 shares of Class A Common Stock (less the greater of $41.9335 or the gross sales price such seller obtains from a sale of the shares occurring subsequent to February 28, 2011 as defined in the agreement) issued as part of the original purchase price. The obligation to pay this guaranteed stock price is due February 28, 2011 and is not included in the table above. Based upon the closing sale price of the Company’s Class A Common Stock as of December 31, 2007 of $12.71 per share, the Company’s obligation under this stock price guarantee would have been $6.0 million (($104.8375 — $41.9335) x 95,380 shares). Any cash paid by the Company in consideration of satisfying the guaranteed value of stock issued for this acquisition would be recorded by the Company as a reduction to additional paid-in capital.

•
5280 — 258,760 shares of Class A Common Stock issued as part of the original purchase price is subject to a put option arrangement whereby during the 30-day period ending November 8, 2008, the holders may require the Company to repurchase all or part of the shares at a price of $37.10 per share. The value of this put option as of December 31, 2007 was $6.1 million and is included in “other” in the above table.

Additional information concerning the Company’s obligations related to the above acquisitions can be found in note 7 in the accompanying consolidated financial statements included in this Report.

Dividends
During each quarter in 2007, the Company paid a cash dividend of $0.07 per share on the Company’s Class A and Class B Common Stock. The Company did not pay cash dividends on either class of its Common Stock in 2006. The Company’s Board of Directors approved a 2008 first quarter cash dividend of $0.07 per share on the Company’s Class A and Class B Common Stock to be paid on March 15, 2008 to shareholders of record as of March 1, 2008. The Company will continue to evaluate its quarterly dividend policy of which the payment is subject to future earnings, capital requirements, financial condition, and other factors.
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
The Company also has certain facilities that include minimum equity/net-worth covenants.
CRITICAL ACCOUNTING POLICIES
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 3 of the consolidated financial statements, which are included in this Report, includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.
On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical” — that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the following critical accounting policies that are discussed in more detail below: allowance for loan losses, revenue recognition, purchase price accounting related to business and certain asset acquisitions, and income taxes.
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
Revenue Recognition
Student Loan Income — The Company recognizes student loan income as earned, net of amortization of loan premiums and deferred origination costs. Loan income is recognized based upon the expected yield of the loan after giving effect to borrower utilization of incentives such as principal reductions for timely payments (“borrower benefits”) and other yield adjustments. The estimate of the borrower benefits discount is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits. For competitive purposes, the Company frequently changes the borrower benefit programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the borrower benefit discount. Loan premiums, deferred origination costs, and borrower benefits are included in the carrying value of the student loan on the consolidated balance sheet and are amortized over the estimated life of the loan in accordance with SFAS No. 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The most sensitive estimate for loan premiums, deferred origination costs, and borrower benefits is the estimate of the constant prepayment rate (“CPR”). CPR is a variable in the life of loan estimate that measures the rate at which loans in a portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance. A number of factors can affect the CPR estimate such as the rate of consolidation activity and default rates. Should any of these factors change, the estimates made by management would also change, which in turn would impact the amount of loan premium and deferred origination cost amortization recognized by the Company in a particular period.
Other Fee-Based Income — Other fee-based income is primarily attributable to fees for providing services and the sale of lists and print products. Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. The Company’s service fees are determined based on written price quotations or service agreements having stipulated terms and conditions that do not require management to make any significant judgments or assumptions regarding any potential uncertainties. Revenue from the sale of lists and print products is generally earned and recognized, net of estimated returns, upon shipment or delivery.
The Company assesses collectibility of revenues and our allowance for doubtful accounts based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. An allowance for doubtful accounts is established to record accounts receivable at estimated net realizable value. If the Company determines that collection of revenues is not reasonably assured at or prior to delivery of our services, revenue is recognized upon the receipt of cash.
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
Income Taxes
The Company is subject to the income tax laws of the U.S and its states and municipalities in which the Company operates. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit. The Company reviews these balances quarterly and as new information becomes available, the balances are adjusted, as appropriate.

RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007 (January 1, 2008 for the Company) and is to be applied prospectively. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 157 to have a material impact on the Company’s consolidated result of operations or financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Statement allows entities to achieve an offset accounting effect for certain changes in fair value of related assets and liabilities without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement consistent with the Board’s long-term objectives for financial instruments. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (January 1, 2008 for the Company). At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company continues to evaluate the future impacts and disclosures of this standard and whether application would provide useful information related to the Company’s student loan assets and related debt obligations.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which changes the accounting for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”), which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. For the Company, SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be to applied retrospectively to all periods presented. The Company is currently evaluating the future impacts and disclosures of this standard.
In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for the Company beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impacts and disclosures of this standard.

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
The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of December 31, 2007		As of December 31, 2006
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$1,136,544	4.3%	$787,378	3.4%
Variable-rate loan assets	25,192,669	95.7	22,627,090	96.6

Total	$26,329,213	100.0%	$23,414,468	100.0%

Fixed-rate debt instruments	$689,476	2.5%	$878,431	3.4%
Variable-rate debt instruments	27,426,353	97.5	24,683,688	96.6

Total	$28,115,829	100.0%	$25,562,119	100.0%

FFELP student loans generally earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependant upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. The Company generally finances its student loan portfolio with variable-rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable-rate debt continues to decline. In these interest rate environments, the Company earns additional spread income that it refers to as fixed rate floor income. For the years ended December 31, 2007 and 2006, loan interest income includes approximately $10 million and $30 million of fixed rate floor income.
Depending on the type of the student loan and when it was originated, the borrower rate is either fixed to term or is reset to market rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company earns floor income for an extended period of time, which the Company refers to as fixed rate floor income, and for those loans where the borrower rate is reset annually on July 1, the Company earns floor income to the next reset date, which the Company refers to as variable-rate floor income. In accordance with new legislation enacted in 2006, lenders are required to rebate floor income and variable-rate floor income to the Department for all new FFELP loans originated on or after April 1, 2006.
Absent the use of derivative instruments, a rise in interest rates may reduce the amount of floor income received and this may have an impact on earnings due to interest margin compression caused by increasing financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with the special allowance payment formula. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed-rate loans effectively become variable rate loans, the impact of the rate fluctuations is reduced.

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s student loan assets that are earning fixed rate floor income as of December 31, 2007:

	Borrower/	Estimated	Balance of
Fixed	lender	variable	assets earning fixed-rate
interest	weighted	conversion	floor income as of
rate range	average yield	rate (a)	December 31, 2007 (b)

7.5 — 7.99%	7.75%	5.11%	$202,673
8.0 — 8.99%	8.15	5.51	560,024
> 9.0%	9.04	6.40	373,847

			$1,136,544

(a)	The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to variable rate.

(b)
As of December 31, 2007, the Company had $214.5 of fixed rate debt that was used by the Company to hedge fixed-rate student loan assets. The weighted average interest rate paid by the Company on this debt as of December 31, 2007 was 6.18%.

Subsequent to December 31, 2007, there has been a decrease in short-term interest rates. As a result of these decreases, the following student loan assets are currently earning fixed rate floor income in addition to those presented above:

	Borrower/	Estimated	Balance of
Fixed	lender	variable	assets earning fixed-rate
interest	weighted	conversion	floor income as of
rate range	average yield	rate	December 31, 2007

6.0 — 6.49%	6.19%	3.55%	$441,741
6.5 — 6.99%	6.70	4.06	$397,948

7.0 — 7.49%	7.25	4.61	182,476
			$1,022,165

In December 2007 and January 2008, the Company entered into the following interest rate derivatives to hedge fixed-rate student loan assets.

			Weighted
			average fixed
	Notional		rate paid by
Maturity	Amount		the Company (a)
2009	$500,000	(b)	4.08%
2010	700,000	(b)	3.44
2011	500,000	(c)	3.57
2012	250,000	(d)	3.86

	$1,950,000		3.69%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

(b)	Derivative(s) have an effective start date in the first quarter 2008.

(c)	$250.0 million notional amount of derivative(s) have an effective start date in the first quarter of 2008 and 2010, respectively.

(d)	Derivative(s) have an effective start date in the first quarter 2009.
As of December 31, 2007, the Company had $0.9 billion of student loan assets that were earning variable-rate floor income. The majority of these loans were originated prior to January 1, 2000. As such, the Company was earning loan interest income on these loans based on the Treasury-bill index. As of December 31, 2007, the weighted-average variable-rate floor strike rate on this portfolio was 4.77%. The Company was funding this portfolio primarily with variable-rate debt not indexed to Treasury-bill. Because of the recent credit market disruptions, the spread between Treasury-bill and LIBOR indexes widened which resulted in an increase in funding costs on this loan portfolio. The increase in funding costs related to this portfolio offset the positive impact of the variable-rate floor income earned during 2007.
Subsequent to December 31, 2007, short-term interest rates have continued to decline. As a result of this decline, the Company began to earn variable-rate floor income on $3.5 billion of additional student loan assets. The Company is earning loan interest income on these loans based on the commercial paper index. On a weighted-average basis, this portfolio earns variable-rate floor income to the extent that the commercial paper rate falls below approximately 4.9%.
In December 2007 and January 2008, the Company entered into interest rate derivatives with a notional amount of $2.0 billion and a weighted average fixed rate paid by the Company of 4.18% to hedge a portion of its student loans earning variable-rate floor income. These derivatives have an effective date subsequent to December 31, 2007 and the maturity date is June 30, 2008.
The Company is exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding. The Company attempts to match the interest rate characteristics of certain pools of loan assets with debt instruments of substantially similar characteristics, particularly in rising interest rate markets. Due to the variability in duration of the Company’s assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities together with the Company’s outlook as to current and future market conditions. Based on those factors, the Company uses derivative instruments as part of its overall risk management strategy. Derivative instruments used as part of the Company’s interest rate risk management strategy currently include interest rate swaps, basis swaps, and cross-currency swaps. The following table presents the Company’s student loan assets and related funding arranged by underlying indices as of December 31, 2007:

			Debt
			outstanding
			that funded
	Frequency of		student loan
Index (f)	Variable Resets	Assets	assets (a)

3 month H15 financial commercial paper (b)	Daily	$24,584,820	—
3 month Treasury bill	Varies	1,469,578	—
Private student loans		274,815	—
3 month LIBOR (c) (d)	Quarterly	—	17,508,810
Auction-rate or remarketing	Varies	—	2,905,295
Asset-backed commercial paper	Varies	—	6,855,359
Fixed rate		—	214,476
Other (e)		1,154,277	—

		$27,483,490	27,483,940

(a)
During 2007, the Company entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of December 31, 2007:

	Notional Amount
	Effective date in	Effective date in	Effective date in	Effective date in
Maturity	second quarter 2007	third quarter 2007	second quarter 2008	third quarter 2008	Total

2008	$2,000,000	2,000,000	—	—	4,000,000
2009	2,000,000	4,000,000	—	—	6,000,000
2010	500,000	3,000,000	2,000,000	1,000,000	6,500,000
2011	1,350,000	2,700,000	—	—	4,050,000
2012	500,000	1,000,000	800,000	1,600,000	3,900,000

	$6,350,000	12,700,000	2,800,000	2,600,000	24,450,000

(b)	The Company’s FFELP student loans earn interest based on the daily average H15 financial commercial paper calculated on a fiscal quarter.

(c)
The Company has 950.0 million of Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR index to 3 month LIBOR. As a result, these notes are reflected in the 3 month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(d)
On May 1, 2006, the Company entered into three, ten-year basis swaps with notional values of $500.0 million each in which the Company receives three-month LIBOR and pays one-month LIBOR less a spread as defined in the agreements. The effective dates of these agreements were November 25, 2006, December 25, 2006, and January 25, 2007. In January 2008, the Company partially unwound $250.0 million of each of these derivatives.

(e)	Assets include restricted cash and investments, pre-funding on certain debt transactions, and other assets.

(f)
Historically, the movement of the various interest rate indices received on the Company’s student loan assets and paid on the debt to fund such loans was highly correlated. As shown below, the short-term movement of the indices was dislocated beginning in August 2007. This dislocation has had a negative impact on the Company’s student loan net interest income.

Financial Statement Impact of Derivative Instruments
The Company accounts for its derivative instruments in accordance with SFAS No. 133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company’s derivatives are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of operations and resulted in income of $139.1 million, $43.9 million, and $95.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.
The following summarizes the derivative settlements included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of operations:

	Year ended December 31,
	2007	2006	2005

Interest rate swaps — loan portfolio	$4,753	12,993	(1,129)
Basis swaps — loan portfolio	8,535	—	—
Interest rate swaps — other (a)	12,050	7,044	—
Special allowance yield adjustment derivatives (a)	—	19,794	(15,879)
Cross-currency interest rate swaps	(6,661)	(14,406)	—
Other (b)	—	(1,993)	—

Derivative settlements, net	$18,677	23,432	(17,008)

(a)
During the 4th quarter 2006, in consideration of not receiving 9.5% special allowance payments on a prospective basis, the Company entered into a series of off-setting interest rate swaps that mirrored the $2.45 billion in pre-existing interest rate swaps that the Company had utilized to hedge its loan portfolio receiving 9.5% special allowance payments against increases in interest rates.

During the 2nd quarter 2007, the Company entered into a series of off-setting interest rate swaps that mirrored the remaining interest rate swaps utilized to hedge the Company’s student loan portfolio against increases in interest rates.

The net effect of the offsetting derivatives discussed above was to lock in a series of future income streams on underlying trades through their respective maturity dates. The net settlements on these derivatives are included in “interest rate swaps — other.” In August 2007, the Company terminated these derivatives for net proceeds of $50.8 million.

Settlements on the 9.5% special allowance derivatives prior to entering into the off-setting derivatives discussed above were classified in the “special allowance yield adjustment derivatives” line item through September 30, 2006.

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

	Year ended December 31, 2007
	Change from decrease of 100		Change from increase of 100		Change from increase of 200
	basis points		basis points		basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:	(dollars in thousands)
Increase in pre-tax net income before impact of derivative settlements	$2,020	3.5%	6,828	11.9%	15,975	28.0%
Impact of derivative settlements	—	—	—	—	—	—

Increase in net income before taxes	$2,020	3.5%	6,828	11.9%	15,975	28.0%

Increase in basic and diluted earning per share	$0.03		0.09		0.20

	Year ended December 31, 2006
	Change from decrease of 100		Change from increase of 100		Change from increase of 200
	basis points		basis points		basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:	(dollars in thousands)
Increase in pre-tax net income before impact of derivative settlements	$9,695	9.1%	25,841	24.1%	56,351	52.7%
Impact of derivative settlements	(12,875)	(12.1)	12,875	12.1	25,750	24.1

Increase (decrease) in net income before taxes	$(3,180)	(3.0)%	38,716	36.2%	82,101	76.8%

Increase (decrease) in basic and diluted earning per share	$(0.04)		0.46		0.98

	Year ended December 31, 2005
	Change from decrease of 100		Change from increase of 100		Change from increase of 200
	basis points		basis points		basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:	(dollars in thousands)
Increase (decrease) in pre-tax net income before impact of derivative settlements	$41,974	14.8%	(9,310)	(3.3)%	(10,004)	(3.5)%
Impact of derivative settlements	(37,959)	(13.4)	37,959	13.4	75,919	26.7

Increase in net income before taxes	$4,015	1.4%	28,649	10.1%	65,915	23.2%

Increase in basic and diluted earning per share	$0.05		0.34		0.78

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

For the year ended December 31, 2007, the Company recorded an expense of $108.7 million as a result of re-measurement of the Euro Notes and income of $125.5 million for the increase in the fair value of the related derivative instrument. For the year ended December 31, 2006, the Company recorded expense of $70.4 million as a result of the re-measurement of the Euro Notes and income of $66.2 million for the change in the fair value of the related derivative instrument. Both of these amounts are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of operations.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of the Company’s management, including the chief executive and the chief financial officers, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Company’s chief executive and chief financial officers believe that the disclosure controls and procedures were effective as of the end of the period covered by this Report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this Report as it relates to the Company and its consolidated subsidiaries.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to ensure that information and communication flows are effective and to monitor performance, including performance of internal control procedures.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report included herein, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Nelnet, Inc.:
We have audited Nelnet, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nelnet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Nelnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nelnet, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Lincoln, Nebraska
February 28, 2008

ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2007, no information was required to be disclosed in a report on Form 8-K, but not reported.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information as to the directors, executive officers, corporate governance, and Section 16(a) beneficial ownership reporting compliance of the Company set forth under the captions “PROPOSAL 1—ELECTION OF DIRECTORS—Nominees,” “EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE,” and “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company’s fiscal year, relating to the Company’s Annual Meeting of Shareholders scheduled to be held on May 22, 2008 (the “Proxy Statement”) is incorporated into this Report by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth under the captions “CORPORATE GOVERNANCE” and “EXECUTIVE COMPENSATION” in the Proxy Statement is incorporated into this Report by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the caption “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS—Stock Ownership” in the Proxy Statement is incorporated into this Report by reference. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in the control of the Company.
The following table summarizes, as of December 31, 2007, information about compensation plans under which equity securities are authorized for issuance.
Equity Compensation Plan Information

Number of shares
remaining available
	Number of		for future issuance
	shares to be issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding securities
	options, warrants,	options, warrants,	reflected in column
	and rights	and rights	(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	0	$0	3,065,206

Equity compensation plans not approved by shareholders	0	$0	0

Total	0	$0	3,065,206	(1)

(1)
Includes 1,374,339, 28,778, 801,185, and 860,904 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, Nelnet, Inc. Employee Share Purchase Plan, and Nelnet, Inc. Employee Stock Purchase Loan Plan, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information set forth under the captions “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” “CORPORATE GOVERNANCE — Board Composition and Director Independence,” and “CORPORATE GOVERNANCE — Board Committees” in the Proxy Statement is incorporated into this Report by reference.
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
Appendix A — Description of the Federal Family Education Loan Program

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

2.4
Agreement and Plan of Merger dated as of May 31, 2007 among Nelnet, Inc., Nelnet Academic Services, LLC and Packers Service Group, Inc., filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on June 6, 2007 and incorporated herein by reference.

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

3.3
Articles of Amendment to Second Amended and Restated Articles of Incorporation of Nelnet, Inc. Incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report for the period ended June 30, 2007, filed on Form 10-Q.

3.4
Fourth Amended and Restated Bylaws of Nelnet, Inc., as amended as of December 31, 2007, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 7, 2008 and incorporated herein by reference.

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

4.11
Indenture of Trust among Nelnet Education Loan Funding, Inc. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee and Eligible Lender Trustee, dated as of January 1, 2004. Incorporated by reference to Exhibit 4.11 to the registrant’s annual report for the year ended December 31, 2003, filed on Form 10-K.

Exhibit
No.	Description
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

4.17
Indenture of Trust, dated as of February 1, 2005, by and between Nelnet Student Loan Trust 2005-1 and Zions First National Bank, as Trustee and Eligible Lender Trustee. Incorporated by reference to Exhibit 4.17 to the registrant’s annual report for the year ended December 31, 2004, filed on Form 10-K.

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

4.28
Indenture of Trust by and between Nelnet Student Loan Trust 2007-1 and Zions First National Bank, dated as of May 1, 2007, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2007-1’s Current Report on Form 8-K filed on May 24, 2007 and incorporated herein by reference.

4.29
First Supplemental Indenture dated as of July 1, 2007 between Nelnet Student Loan Trust 2004-4 and Zions First National Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to the registrant’s quarterly report for the period ended June 30, 2007, filed on Form 10-Q.

4.30
Indenture of Trust, dated as of August 1, 2007, by and between Nelnet Student Loan Trust 2007-2 and Zions First National Bank, as indenture trustee and eligible lender trustee. Incorporated by reference to Exhibit 4.1 to the registrant’s quarterly report for the period ended September 30, 2007, filed on Form 10-Q.

Exhibit
No.	Description
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
10.4
Marketing Expense Reimbursement Agreement, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.27 to the registrant’s Form S-1 Registration Statement.

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

10.16+	Nelnet, Inc. Executive Officers’ Bonus Plan. Incorporated by reference to Exhibit 10.79 to the registrant’s Form S-1 Registration Statement.
10.17+	Share Retention Policy. Incorporated by reference to Exhibit 10.83 to the registrant’s Form S-1 Registration Statement.
10.18+	Nelnet, Inc. Restricted Stock Plan. Incorporated by reference to Exhibit 4.12 to the registrant’s Form S-1 Registration Statement.
10.19+	Nelnet, Inc. Directors Stock Compensation Plan. Incorporated by reference to Exhibit 4.13 to the registrant’s Form S-1 Registration Statement.

Exhibit
No.	Description
10.20+	Nelnet, Inc. Employee Share Purchase Plan. Incorporated by reference to Exhibit 4.14 to the registrant’s Form S-1 Registration Statement.
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

10.26
Letter Agreement between Nelnet Education Loan Funding, Inc. and Deutsche Bank AG, dated as of February 20, 2004. Incorporated by reference to Exhibit 10.56 to the registrant’s annual report for the year ended December 31, 2003, filed on Form 10-K.

10.27
Letter Agreement between Nelnet Education Loan Funding, Inc. and Bank of America, N.A., dated as of February 20, 2004. Incorporated by reference to Exhibit 10.57 to the registrant’s annual report for the year ended December 31, 2003, filed on Form 10-K.

10.28
Letter Agreement between Nelnet Education Loan Funding, Inc. and Societe Generale, dated as of February 20, 2004. Incorporated by reference to Exhibit 10.58 to the registrant’s annual report for the year ended December 31, 2003, filed on Form 10-K.

10.29
Operating Agreement for Premiere Credit of North America, LLC among Nelnet, Inc., Todd J. Wolfe, David A. Hoeft, and Tina D. Mercer, dated as of January 28, 2004. Incorporated by reference to Exhibit 10.60 to the registrant’s annual report for the year ended December 31, 2003, filed on Form 10-K.

10.30
Third Amendment to Amended and Restated Participation Agreement between National Education Loan Network, Inc. and Union Bank and Trust Company, dated as of February 5, 2004. Incorporated by reference to Exhibit 10.61 to the registrant’s annual report for the year ended December 31, 2003, filed on Form 10-K.

10.31
February 2004 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements and Standby Student Loan Purchase Agreements, dated as of February 20, 2004, among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A. Incorporated by reference to Exhibit 10.62 to the registrant’s annual report for the year ended December 31, 2003, filed on Form 10-K.

10.32
Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby Student Loan Purchase Agreements, dated effective November 20, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A. Incorporated by reference to Exhibit 10.63 to the registrant’s annual report for the year ended December 31, 2003, filed on Form 10-K.

10.33
Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby Student Loan Purchase Agreements, dated effective December 19, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A. Incorporated by reference to Exhibit 10.64 to the registrant’s annual report for the year ended December 31, 2003, filed on Form 10-K.

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

Exhibit
No.	Description
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

10.44
Aircraft Management Agreement, dated as of September 30, 2004, by and among Nelnet Corporate Services, Inc., Duncan Aviation, Inc., and Union Financial Services, Inc. Incorporated by reference to Exhibit 10.67 to the registrant’s annual report for the year ended December 31, 2004, filed on Form 10-K.

10.45
Aircraft Joint Ownership Agreement, dated as of September 30, 2004, by and between Nelnet Corporate Services, Inc. and Union Financial Services, Inc. Incorporated by reference to Exhibit 10.68 to the registrant’s annual report for the year ended December 31, 2004, filed on Form 10-K.

10.46
Aircraft Sales Agreement, dated as of October 1, 2004, by and among Nelnet Corporate Services, Inc., Union Financial Services, Inc., and Mobek Investments, LLC. Incorporated by reference to Exhibit 10.69 to the registrant’s annual report for the year ended December 31, 2004, filed on Form 10-K.

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

Exhibit
No.	Description
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

10.66
Office Sublease dated April 30, 2001 between Union Bank and Trust Company and Nelnet, Inc., filed as Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

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

10.72+	Nelnet, Inc. Amended Share Retention Policy. Incorporated by reference to Exhibit 10.72 to the registrant’s annual report for the year ended December 31, 2006, filed on Form 10-K.
10.73+
Nelnet, Inc. Employee Stock Purchase Loan Plan, amended effective February 28, 2007. Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report for the period ended March 31, 2007, filed on Form 10-Q.

10.74+
Nelnet, Inc. Restricted Stock Plan, As amended through March 22, 2007. Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report for the period ended March 31, 2007, filed on Form 10-Q.

10.75
Amended and Restated Credit Agreement dated as of May 8, 2007 among Nelnet, Inc., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, Citibank, N.A., individually and as Syndication Agent, and various lender parties thereto, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 10, 2007 and incorporated herein by reference.

10.76+	Nelnet, Inc. Restricted Stock Plan, as amended through May 24, 2007, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 31, 2007 and incorporated herein by reference.
10.77
Real Estate Purchase Agreement dated as of October 31, 2007 between Union Bank and Trust Company and First National Life of the USA, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 2, 2007 and incorporated herein by reference.

12.1*	Computation of Ratio of Earnings to Fixed Charges.
14.1	Nelnet, Inc. Code of Ethics. Incorporated by reference to Exhibit 14.1 to the registrant’s annual report for the year ended 2004, filed on Form 10-K.
14.2	Nelnet Education Loan Funding, Inc. Code of Ethics. Incorporated by reference to Exhibit 14.2 to the registrant’s annual report for the year ended 2004, filed on Form 10-K.
14.3	Nelnet, Inc. Code of Conduct, filed as Exhibit 14.1 to the registrant’s Current Report on Form 8-K filed on February 5, 2008 and incorporated herein by reference.
21.1*	Subsidiaries of Nelnet, Inc.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.

Exhibit
No.	Description
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.
32.**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

+	Indicates a compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 28, 2008

NELNET, INC.
By:	/s/ MICHAEL S. DUNLAP
	Name:	Michael S. Dunlap
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ MICHAEL S. DUNLAP Michael S. Dunlap	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2008
/s/ TERRY J. HEIMES Terry J. Heimes	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2008
/s/ STEPHEN F. BUTTERFIELD Stephen F. Butterfield	Vice Chairman	February 28, 2008
/s/ JAMES P. ABEL James P. Abel	Director	February 28, 2008
/s/ KATHLEEN A. FARRELL Kathleen A. Farrell	Director	February 28, 2008
/s/ THOMAS E. HENNING Thomas E. Henning	Director	February 28, 2008
/s/ BRIAN J. O’CONNOR Brian J. O’Connor	Director	February 28, 2008
/s/ KIMBERLY RATH Kimberly Rath	Director	February 28, 2008
/s/ MICHAEL REARDON Michael Reardon	Director	February 28, 2008
/s/ JAMES H. VANHORN James H. VanHorn	Director	February 28, 2008

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Nelnet, Inc.:
We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nelnet, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nelnet, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Lincoln, Nebraska
February 28, 2008

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
	(Dollars in thousands, except share data)
Assets:
Student loans receivable (net of allowance for loan losses of $45,592 in 2007 and $26,003 in 2006)	$26,736,122	23,789,552
Cash and cash equivalents:
Cash and cash equivalents — not held at a related party	38,305	34,963
Cash and cash equivalents — held at a related party	73,441	67,380

Total cash and cash equivalents	111,746	102,343
Restricted cash	842,020	1,388,719
Restricted investments	85,227	129,132
Restricted cash — due to customers	81,845	153,557
Accrued interest receivable	593,322	503,365
Accounts receivable, net	49,084	49,227
Goodwill	164,695	191,420
Intangible assets, net	112,830	161,588
Property and equipment, net	55,797	62,285
Other assets	107,624	92,277
Fair value of derivative instruments	222,471	146,099
Assets of discontinued operations	—	27,309

Total assets	$29,162,783	26,796,873

Liabilities:
Bonds and notes payable	$28,115,829	25,562,119
Accrued interest payable	129,446	120,211
Other liabilities	220,899	253,431
Due to customers	81,845	153,557
Fair value of derivative instruments	5,885	27,973
Liabilities of discontinued operations	—	7,732

Total liabilities	28,553,904	26,125,023

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 37,980,617 shares in 2007 and 39,035,169 shares in 2006	380	390
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,495,377 shares in 2007 and 13,505,812 shares in 2006	115	135
Additional paid-in capital	96,185	177,678
Retained earnings	515,317	496,341
Employee notes receivable	(3,118)	(2,825)
Accumulated other comprehensive income, net of taxes	—	131

Total shareholders’ equity	608,879	671,850

Commitments and contingencies

Total liabilities and shareholders’ equity	$29,162,783	26,796,873

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$1,667,057	1,455,715	904,949
Investment interest	80,219	93,918	44,161

Total interest income	1,747,276	1,549,633	949,110

Interest expense:
Interest on bonds and notes payable	1,502,662	1,241,174	620,111

Net interest income	244,614	308,459	328,999
Less provision for loan losses	28,178	15,308	7,030

Net interest income after provision for loan losses	216,436	293,151	321,969

Other income:
Loan and guaranty servicing income	128,069	121,593	93,332
Other fee-based income	160,888	102,318	35,641
Software services income	22,669	15,890	9,169
Other income	19,209	23,365	7,659
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	45,483	(7,643)	79,219

Total other income	376,318	255,523	225,020

Operating expenses:
Salaries and benefits	236,631	214,676	142,132
Other operating expenses:
Advertising and marketing	59,378	39,198	14,479
Impairment expense	49,504	21,488	—
Depreciation and amortization	47,451	39,436	19,967
Professional and other services	40,102	25,993	17,138
Occupancy and communications	25,395	20,827	14,210
Postage and distribution	17,371	21,505	16,880
Trustee and other debt related fees	11,450	11,802	9,714
Other	48,327	51,354	33,211

Total other operating expenses	298,978	231,603	125,599

Total operating expenses	535,609	446,279	267,731

Income before income taxes and minority interest	57,145	102,395	279,258
Income tax expense	21,716	36,237	100,581

Income before minority interest	35,429	66,158	178,677
Minority interest in subsidiary income	—	(242)	(603)

Income from continuing operations	35,429	65,916	178,074
Income (loss) from discontinued operations, net of tax	(2,575)	2,239	3,048

Net income	$32,854	68,155	181,122

Earnings per share, basic and diluted:

Income from continuing operations	$0.71	1.23	3.31

Income (loss) from discontinued operations, net of tax	(0.05)	0.04	0.06

Net income	$0.66	1.27	3.37

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2007, 2006, and 2005

										Accumulated
	Preferred				Class A	Class B	Additional		Employee	other	Total
	stock	Common stock shares		Preferred	common	common	paid-in	Retained	notes	comprehensive	shareholders’
	shares	Class A	Class B	stock	stock	stock	capital	earnings	receivable	income	equity
	(Dollars in thousands, except share data)

Balance as of December 31, 2004	—	39,687,037	13,983,454	$—	397	140	207,838	247,064	—	736	456,175

Comprehensive income:
Net income	—	—	—	—	—	—	—	181,122	—	—	181,122
Other comprehensive income:
Cash flow hedge, net of tax	—	—	—	—	—	—	—	—	—	(736)	(736)
Foreign currency translation	—	—	—	—	—	—	—	—	—	420	420

Total comprehensive income											180,806
Issuance of common stock, net of forfeitures	—	333,304	—	—	3	—	12,445	—	—	—	12,448
Compensation expense for stock based awards	—	—	—	—	—	—	63	—	—	—	63
Conversion of common stock	—	20,500	(20,500)	—	—	—	—	—	—	—	—

Balance as of December 31, 2005	—	40,040,841	13,962,954	—	400	140	220,346	428,186	—	420	649,492

Comprehensive income:
Net income	—	—	—	—	—	—	—	68,155	—	—	68,155
Other comprehensive income related to foreign currency translation	—	—	—	—	—	—	—	—	—	(98)	(98)

Total comprehensive income											68,057
Adjustment to initially apply FASB Statement
No. 158, net of tax	—	—	—	—	—	—	—	—	—	(191)	(191)
Issuance of common stock, net of forfeitures	—	477,386	—	—	4	—	17,517	—	—	—	17,521
Compensation expense for stock based awards	—	—	—	—	—	—	2,185	—	—	—	2,185
Repurchase of common stock	—	(1,940,200)	—	—	(19)	—	(62,370)	—	—	—	(62,389)
Conversion of common stock	—	457,142	(457,142)	—	5	(5)	—	—	—	—	—
Loans to employees for purchases of common stock	—	—	—	—	—	—	—	—	(2,825)	—	(2,825)

Balance as of December 31, 2006	—	39,035,169	13,505,812	—	390	135	177,678	496,341	(2,825)	131	671,850

Comprehensive income:
Net income	—	—	—	—	—	—	—	32,854	—	—	32,854
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	—	—	(322)	(322)
Non-pension post retirement benefit plan	—	—	—	—	—	—	—	—	—	191	191

Total comprehensive income											32,723
Cash dividend on Class A and Class B common stock — $0.28 per share	—	—	—	—	—	—	—	(13,817)	—	—	(13,817)
Adjustment to adopt provisions of FASB
Interpretation No. 48	—	—	—	—	—	—	—	(61)	—	—	(61)
Reserve for uncertain income tax positions	—	—	—	—	—	—	2,519	—	—	—	2,519
Issuance of common stock, net of forfeitures	—	781,561	—	—	8	—	5,698	—	(725)	—	4,981
Compensation expense for stock based awards	—	—	—	—	—	—	4,810	—	—	—	4,810
Repurchase of common stock	—	(3,372,122)	—	—	(33)	—	(82,018)	—	—	—	(82,051)
Conversion of common stock	—	2,010,435	(2,010,435)	—	20	(20)	—	—	—	—	—
Acquisition of enterprise under common control	—	(474,426)	—	—	(5)	—	(12,502)	—	—	—	(12,507)
Loans to employees for purchases of common stock, net of payments received	—	—	—	—	—	—	—	—	432	—	432

Balance as of December 31, 2007	—	37,980,617	11,495,377	$—	380	115	96,185	515,317	(3,118)	—	608,879

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
	(Dollars in thousands)
Net income	$32,854	68,155	181,122
Income (loss) from discontinued operations	(2,575)	2,239	3,048

Income from continuing operations	35,429	65,916	178,074
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization, including loan premiums and deferred origination costs	261,385	167,185	105,108
Derivative market value adjustment	(139,146)	(43,908)	(95,821)
Foreign currency transaction adjustment	108,712	70,374	—
Change in value of put options issued in business acquisitions	3,628	4,640	(373)
Proceeds from termination of interest rate swaps	50,843	—	—
Proceeds from sale of floor contracts	—	8,580	—
Payments to terminate floor contracts	(8,100)	—	—
Impairment expense	49,504	21,488	—
Loss on sale of business	8,291	—	—
Gain on sale of equity method investment	(3,942)	—	—
Gain on sale of student loans	(3,087)	(15,886)	—
Non-cash compensation expense	6,686	2,495	1,810
Deferred income tax (benefit) expense	(24,979)	(7,012)	46,929
Provision for loan losses	28,178	15,308	7,030
Other non-cash items	(2,643)	(56)	(1,006)
Increase in accrued interest receivable	(89,924)	(108,735)	(126,202)
Increase in accounts receivable	(6,659)	(12,276)	(5,644)
(Increase) decrease in other assets	(5,324)	8,779	(4,058)
Increase in accrued interest payable	9,235	25,930	42,724
(Decrease) increase in other liabilities	(1,310)	5,678	926

Net cash flows from operating activities — continuing operations	276,777	208,500	149,497
Net cash flows from operating activities — discontinued operations	(3,717)	6,742	9,611

Net cash provided by operating activities	273,060	215,242	159,108

Cash flows from investing activities, net of business acquisitions:
Originations, purchases, and consolidations of student loans, including loan premiums and deferred origination costs	(5,042,378)	(6,276,416)	(6,716,276)
Purchases of student loans, including loan premiums, from a related party	(260,985)	(588,564)	(1,102,699)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	2,122,033	2,446,126	1,857,260
Proceeds from sale of student loans	118,649	782,124	—
Purchases of property and equipment, net	(20,061)	(41,815)	(17,473)
Decrease (increase) in restricted cash	546,699	(160,149)	(383,308)
Purchases of restricted investments	(471,347)	(765,817)	(878,089)
Proceeds from maturities of restricted investments	515,252	797,164	999,439
Distributions from equity method investments	747	149	625
Sale of business, net of cash sold	14,497	—	—
Purchase of loan origination rights	—	—	(9,280)
Consideration paid to expand customer relationships	—	—	(41,282)
Business acquisitions, net of cash acquired	(1,773)	(100,531)	(225,991)
Proceeds from sale of equity method investment	10,000	—	—

Net cash flows from investing activities — continuing operations	(2,468,667)	(3,907,729)	(6,517,074)
Net cash flows from investing activities — discontinued operations	(294)	(10,130)	(1,722)

Net cash used in investing activities	(2,468,961)	(3,917,859)	(6,518,796)

Cash flows from financing activities:
Payments on bonds and notes payable	(5,750,423)	(5,040,778)	(460,885)
Proceeds from issuance of bonds and notes payable	8,121,833	8,721,060	6,905,000
(Payments) proceeds from issuance of notes payable due to a related party, net	(50,796)	108,089	—
Payments of debt issuance costs	(15,160)	(19,907)	(22,002)
Dividends paid	(13,817)	—	—
Payment on settlement of put option	(15,875)	—	—
Proceeds from issuance of common stock	1,467	1,645	961
Repurchases of common stock	(76,648)	(62,389)	—
Payments received on employee stock notes receivable	432	—	—
Loans to employees for purchases of common stock	—	(2,825)	—

Net cash flows from financing activities — continuing operations	2,201,013	3,704,895	6,423,074
Net cash flows from financing activities — discontinued operations	—	—	—

Net cash provided by financing activities	2,201,013	3,704,895	6,423,074

Effect of exchange rate fluctuations on cash	548	158	275

Net increase in cash and cash equivalents	5,660	2,436	63,661

Cash and cash equivalents, beginning of period	106,086	103,650	39,989

Cash and cash equivalents, end of period	$111,746	106,086	103,650

Supplemental disclosures of cash flow information:
Interest paid	$1,369,287	1,160,482	558,893

Income taxes paid, net of refunds	$36,999	51,834	57,469

Supplemental disclosures of noncash financing activities:
Notes payable assumed in connection with acquisition of entities under common control (2007) and purchase of property (2006)	$14,110	5,134	—

Common stock issued in consideration for notes receivable	$725	—	—

Supplemental disclosures of noncash operating, investing, and financing activities regarding business acquisitions and the Company’s cash flow hedge are contained in notes 7 and 11, respectively.
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, unless otherwise noted)
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
The Company has five operating segments as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), as follows: Asset Generation and Management, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services and List Management, and Software and Technical Services. See note 21 for additional information on the Company’s segment reporting.
•
Asset Generation and Management. The Asset Generation and Management segment includes the acquisition, management, and ownership of the Company’s student loan assets. This operating segment is the Company’s largest product and service offering and drives the majority of the Company’s earnings. The Company owns a large portfolio of student loan assets through a series of education lending subsidiaries. The Company obtains loans through direct origination or through acquisition of loans. The education lending subsidiaries primarily invest in student loans, through an eligible lender trustee, made under Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”). Certain subsidiaries also invest in non-federally insured student loans.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
•
Enrollment Services and List Management. The Company’s Enrollment Services and List Management segment provides products and services to help institutions and education seeking families during primarily the pre-college phase of the education life cycle. The Company provides a wide range of direct marketing products and services to help schools and businesses reach the middle school, high school, college bound high school, college, and young adult market places. This segment also offers enrollment products and services that are focused on helping i) students plan and prepare for life after high school and ii) colleges recruit and retain students.

•
Software and Technical Services. The Company uses internally developed student loan servicing software and also provides this software to third-party student loan holders and servicers. The Company also provides information technology products and services, with core areas of business in educational loan software solutions, business intelligence, technical consulting services, and enterprise content management solutions.

2. Discontinued Operations
On May 25, 2007, the Company sold EDULINX Canada Corporation (“EDULINX”), a Canadian student loan service provider and subsidiary of the Company, for initial proceeds of $19.0 million. The Company recognized a net loss of $8.3 million related to the transaction. The initial proceeds and the related loss on disposal exclude up to $2.5 million of contingent consideration that, if earned based on EDULINX meeting certain performance measures as defined in an existing servicing agreement between EDULINX and the Government of Canada, will be payable to the Company in the second quarter 2008. If the Company receives this incentive payment of up to $2.5 million, these additional proceeds will be recognized by the Company as a gain in the period when such cash is received.
As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations in the accompanying consolidated statements of income for all periods presented. The segment results in note 21 also reflect the reclassification of EDULINX to discontinued operations. The operating results of EDULINX were included in the Student Loan and Guaranty Servicing operating segment.
The components of the income (loss) from discontinued operations for the years ended December 31, 2007, 2006 and 2005 are presented below.

	2007	2006	2005

Operating income of discontinued operations	$9,278	4,474	4,687
Income tax on operations	(3,562)	(2,235)	(1,639)
Loss on disposal	(8,316)	—	—
Income tax on disposal	25	—	—

Income (loss) from discontinued operations, net of tax	$(2,575)	2,239	3,048

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The following operations of EDULINX have been segregated from continuing operations and reported as discontinued operations through the date of disposition. Interest expense was not allocated to EDULINX and, therefore, all of the Company’s interest expense is included within continuing operations.

	2007	2006	2005

Net interest income	$124	232	98
Other income	31,511	68,966	59,161
Operating expenses	(22,357)	(55,122)	(54,572)
Impairment expense	—	(9,602)	—

Income before income taxes	9,278	4,474	4,687
Income tax expense	3,562	2,235	1,639

Operating income of discontinued operations, net of tax	$5,716	2,239	3,048

The assets and liabilities of EDULINX are classified as assets and liabilities of discontinued operations within the Company’s consolidated balance sheet for all periods prior to the sale of EDULINX. Assets and liabilities of discontinued operations as of December 31, 2006 are summarized below.

Cash	$3,743
Accounts receivable, net	15,632
Property and equipment, net	5,639
Intangible assets, net	1,406
Other assets	889

Assets of discontinued operations	$27,309

Other liabilities	$7,732

Liabilities of discontinued operations	$7,732

3. Summary of Significant Accounting Policies and Practices
Consolidation
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The entities accounted for under the equity method and the Company’s ownership percentages are summarized below:

	As of December 31,
	2007	2006	2005
Premiere Credit of North America, LLC	—%	50%	50%
infiNET Integrated Solutions, Inc.	—	—	50
5280 Solutions, Inc.	—	—	—
FirstMark Services, LLC	—	—	—
For the years ended December 31, 2007, 2006, and 2005, income from equity method investments of $1.1 million, $0.5 million, and $1.6 million, respectively, is included in “other income” in the accompanying consolidated statements of income.
On November 8, 2005, the Company purchased the remaining 50% interest in 5280 Solutions, Inc. and FirstMark Services, LLC. On February 17, 2006, the Company purchased the remaining 50% interest in infiNET Integrated Solutions, Inc. These acquisitions were accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the effective date of these acquisitions. See note 7 for additional information on these acquisitions.
On September 28, 2007, the Company sold its 50% membership interests in Premiere Credit of North America, LLC for initial proceeds of $10.0 million. Premiere is a collection services company that specializes in collection of education-related debt. The Company recognized a gain on the sale of Premiere of $3.9 million which is included in “other income” in the accompanying consolidated statements of income. The initial proceeds and the related gain from the sale exclude $3.5 million of contingent consideration that will be paid to the Company if Premiere is awarded a collections contract as defined in the purchase agreement. These additional proceeds will be recognized by the Company as a gain in the period when such cash is received.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results could differ from those estimates.
Student Loans Receivable
Investments in student loans, including unamortized premiums and deferred origination costs, are recorded at amortized cost, net of the allowance for loan losses. Student loans consist of federally insured student loans, non-federally insured student loans, and student loan participations. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and, therefore, carried at amortized cost. Any loans held for sale are carried at the lower of cost or fair value. As of December 31, 2007, 2006, and 2005, no loans were held for sale.
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
Effective June 1, 2004, the Company was designated as an Exceptional Performer by the U.S. Department of Education (the “Department”) in recognition of its exceptional level of performance in servicing FFELP loans. As a result of this designation, the Company received 100% reimbursement on all eligible FFELP default claims submitted for reimbursement.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
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
On September 27, 2007, the President signed into law the College Cost Reduction and Access Act of 2007 (the “College Cost Reduction Act”). Among other things, this legislation eliminates all provisions relating to Exceptional Performer status, and the monetary benefit associated with it, effective October 1, 2007. In September 2007, the Company recorded an expense of $15.7 million to increase the Company’s allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program.
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
Restricted Cash — Due to Customers
As a servicer of student loans, the Company collects student loan remittances and subsequently disburses these remittances to the appropriate lending entities. In addition, the Company requests funding from lenders and subsequently disburses loan funds to borrowers and schools on behalf of borrowers. The Company also collects tuition payments and subsequently remits these payments to the appropriate schools. Cash collected for customers and the related liability are included in the accompanying consolidated balance sheets. Interest income earned, net of service charges, by the Company on this cash for the years ended December 31, 2007, 2006, and 2005 was $8.7 million, $11.5 million, and $5.4 million, respectively.
Accounts Receivable
Accounts receivable are presented at their net realizable values, which includes allowances for doubtful accounts. Allowance estimates are based upon individual customer experience, as well as age of receivables and likelihood of collection.
Goodwill and Intangible Assets
The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, pursuant to which goodwill and intangible assets with indefinite lives are not amortized but must be tested for impairment annually or more frequently if an event indicates that the asset(s) might be impaired. Goodwill is tested for impairment using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. The Company recognizes an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. The Company uses quoted market prices and/or discounted cash flows to establish fair values. When available and as appropriate, the Company uses comparative market multiples to corroborate discounted cash flow results. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required. Intangible assets with finite lives are amortized over their estimated lives. Such assets are amortized using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset is consumed or otherwise used up. If that pattern cannot be reliably determined, the Company uses a straight-line amortization method.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The Company uses estimates to determine the fair value of acquired assets to allocate the purchase price to acquired intangible assets. Such estimates are generally based on estimated future cash flows or cost savings associated with particular assets and are discounted to a present value using an appropriate discount rate. The estimates of future cash flows associated with intangible assets are generally prepared using a cost savings method, a lost income method, or an excess return method, as appropriate. In utilizing such methods, management must make certain assumptions about the amount and timing of estimated future cash flows and other economic benefits from the assets, the remaining economic useful life of the assets, and general economic factors concerning the selection of an appropriate discount rate. The Company may also use replacement cost or market comparison approaches to estimating fair value if such methods are determined to be more appropriate.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, such as property and equipment and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.
Software Developed or Obtained for Internal-Use
Direct development costs associated with internal-use software are capitalized, including external direct costs of services and internal payroll costs for employees devoting time to the software projects. These costs are included in property and equipment and are amortized over the expected future period of benefit beginning when the asset is placed into service. During the years ended December 31, 2007, 2006, and 2005 the Company capitalized $8.9 million, $11.7 million, and $5.8 million, respectively, in costs related to internal-use software development. Amortization of internal-use software was $4.1 million, $1.3 million, and $0.9 million during the years ended December 31, 2007, 2006, and 2005, respectively.
Other Assets
Other assets are recorded at cost or amortized cost and consist primarily of prepaid expenses, database development costs, and debt issuance costs. Debt issuance costs are amortized using the effective interest method.
Revenue Recognition
Loan Interest Income - Loan interest is paid by the Department or the borrower, depending on the status of the loan at the time of the accrual. In addition, the Department makes quarterly interest subsidy payments on certain qualified FFELP loans until the student is required under the provisions of the Higher Education Act to begin repayment. Borrower repayment of FFELP loans normally begins within six months after completion of the loan holder’s course of study, leaving school, or ceasing to carry at least one-half the normal full-time academic load, as determined by the educational institution. Borrower repayment of PLUS and Consolidation loans normally begins within 60 days from the date of loan disbursement, and borrower repayment of SLS loans begins within one month after completion of course study, leaving school, or ceasing to carry at least the normal full-time academic load, as determined by the educational institution. Borrower repayment of non-federally insured loans typically begins six months following a borrower’s graduation from a qualified institution and the interest is either paid by the borrower or capitalized annually or at repayment.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The Department provides a special allowance to lenders participating in the FFEL Program. The special allowance is accrued based upon the fiscal quarter average rate of 13-week Treasury Bill auctions (for loans originated prior to January 1, 2000) or the fiscal quarter average rate of daily H15 financial commercial paper rates (for loans originated on and after January 1, 2000) relative to the yield of the student loan.
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
Other Fee-Based Income - Other fee-based income primarily consists of the following items:
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Derivative Accounting
The Company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 133”). SFAS No. 133 requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. The Company determines the fair value for its derivative contracts using either (i) pricing models that consider current market conditions and the contractual terms of the derivative contract or (ii) counterparty valuations. These factors include interest rates, time value, forward interest rate curve, and volatility factors, as well as foreign exchange rates. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, with the exception of one interest rate swap that expired in September 2005, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of derivative instruments that do not qualify for hedge accounting are reported in current period earnings. Net settlements on derivatives that do not qualify as hedges under SFAS No. 133 are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of income.
Foreign Currency
The Company’s foreign subsidiary, EDULINX, used the Canadian dollar as its functional currency. The assets and liabilities of EDULINX were translated to U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues and expenses were translated at the average exchange rate during the period. As discussed in note 2, the Company sold EDULINX in May 2007. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations. Prior to the sale of EDULINX, translation gains or losses were reflected in the consolidated financial statements as a component of accumulated other comprehensive income.
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
4. Legislative Developments
On September 27, 2007, the President signed into law the College Cost Reduction Act. This legislation contains provisions with significant implications for participants in the FFEL Program, including cutting funding to the FFEL Program by $20 billion over a five years period as estimated by the Congressional Budget Office. Among other things, this legislation:
•
Reduced special allowance payments to for-profit lenders and not-for-profit lenders by 0.55 percentage points and 0.40 percentage points, respectively, for both Stafford and Consolidation loans disbursed on or after October 1, 2007;

•
Reduced special allowance payments to for-profit lenders and not-for-profit lenders by 0.85 percentage points and 0.70 percentage points, respectively, for PLUS loans disbursed on or after October 1, 2007;

•	Increased origination fees paid by lenders on all FFELP loan types, from 0.5 percent to 1.0 percent, for all loans first disbursed on or after October 1, 2007;

•	Eliminated all provisions relating to Exceptional Performer status, and the monetary benefit associated with it, effective October 1, 2007; and

•	Reduces default insurance to 95 percent of the unpaid principal of such loans, for loans first disbursed on or after October 1, 2012.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The impact of this legislation will reduce the annual yield on FFELP loans originated after October 1, 2007.
Upon passage of the College Cost Reduction Act, management evaluated the carrying amount of goodwill and certain intangible assets. Based on the legislative changes and the student loan business model modifications the Company implemented as a result of the legislative changes (see note 5, “Restructuring Charges”), the Company recorded an impairment charge of $39.4 million. This charge is included in “impairment expense” in the accompanying consolidated statements of income. See note 8 for additional information related to this impairment charge.
In September 2007, the Company also recorded an expense of $15.7 million to increase the Company’s allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program.
In October 2005, the Company entered into an agreement to amend an existing contract with College Assist. College Assist is the Colorado state-designated guarantor of FFELP student loans. Under the agreement, the Company provides student loan servicing and guaranty operations and assumed the operational expenses and employment of certain College Assist employees. College Assist pays the Company a portion of the gross servicing and guaranty fees as consideration for the Company providing these services on behalf of College Assist. As a result of the passage of the College Cost Reduction Act, on October 2, 2007, the Department notified College Assist of its decision to formally terminate the Voluntary Flexible Agreement (“VFA”) between the Department and College Assist effective January 1, 2008. The termination of the VFA will decrease the Company’s guaranty income by approximately $9 million annually.
In addition to the College Cost Reduction Act, other bills have been introduced in Congress which contain provisions which could significantly impact participants in the FFEL Program. Among other things, the proposals include:
•	requiring disclosures relating to placement on “preferred lender lists”;

•	banning various arrangements between lenders and schools;

•	banning lenders from offering certain gifts to school employees;

•	eliminating the school-as-lender program;

•	encouraging borrowers to maximize their borrowing through government loan programs, rather than private loan programs with higher interest rates;

•	encouraging schools to participate in the Federal Direct Loan Program through increased federal grant funds; and

•	increasing the lender origination fee for consolidation loans.
To date, none of these bills has been enacted into law. The impact of the proposed legislation is difficult to predict; however, increased fees for FFEL Program lenders and decreased loan volume as a result of increased participation in the Federal Direct Loan Program could have a negative impact on the Company’s revenues.
5. Restructuring Charges
Legislative Impact
On September 6, 2007, the Company announced a strategic initiative to create efficiencies and lower costs in advance of the enactment of the College Cost Reduction Act, which impacted the FFEL Program in which the Company participates.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
In anticipation of the federally driven cuts to the student loan programs, management initiated a variety of strategies to modify the Company’s student loan business model, including lowering the cost of student loan acquisition, creating efficiencies in the Company’s asset generation business, and decreasing operating expenses through a reduction in workforce and realignment of operating facilities. These strategies resulted in the net reduction of approximately 400 positions in the Company’s overall workforce, including the elimination of approximately 500 positions and the creation of approximately 100 positions at the Company’s larger facilities. In addition, the Company simplified its operating structure to leverage its larger facilities and technology by closing five small origination offices and downsizing its presence in Indianapolis. Implementation of the plan began immediately and as of December 31, 2007 was substantially complete.
As a result of these strategic decisions, the Company recorded restructuring charges of $20.3 million in 2007. Selected information relating to the restructuring charge follows:

	Employee		Write-down
	termination	Lease	of property
	benefits	terminations	and equipment		Total

Restructuring costs recognized in 2007	$6,315 (a)	3,916 (b)	10,060	(c)	20,291

Write-down of assets to net realizable value	—	—	(10,060)		(10,060)

Adjustment from initial estimate of charges	(134)	(16)	—		(150)

Cash payments	(4,988)	(218)	—		(5,206)

Restructuring accrual as of December 31, 2007	$1,193	3,682	—		4,875

(a)	Employee termination benefits are included in “salaries and benefits” in the consolidated statements of income.

(b)	Lease termination costs are included in “occupancy and communications” in the consolidated statements of income.

(c)	Costs related to the write-down of property and equipment are included in “impairment expense” in the consolidated statements of income.
Selected information relating to the restructuring charge by operating segment and Corporate Activity and Overhead follows:

	Restructuring	Write-down	Adjustment		Restructuring
	costs	of assets to	from initial		accrual as of
	recognized	net realizable	estimate	Cash	December 31,
Operating segment	in 2007	value	of charges	payments	2007

Asset Generation and Management	$2,654	(248)	(25)	(2,003)	378

Student Loan and Guaranty Servicing	1,840	—	(95)	(1,276)	469

Tuition Payment Processing and Campus Commerce	—	—	—	—	—

Enrollment Services and List Management	929	—	—	(848)	81

Software and Technical Services	58	—	—	(58)	—

Corporate Activity and Overhead	14,810	(9,812)	(30)	(1,021)	3,947

	$20,291	(10,060)	(150)	(5,206)	4,875

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Capital Markets Impact
The Company has significant financing needs that it meets through the capital markets, including the debt and secondary markets. Since August 2007, these markets have experienced unprecedented disruptions, which are having an adverse impact on the Company’s earnings and financial condition. On January 23, 2008, the Company announced a plan to further reduce operating expenses related to its student loan origination and related businesses as a result of the ongoing disruption in the credit markets. Since the Company cannot determine nor control the length of time or extent to which the capital markets remain disrupted, it will reduce its direct and indirect costs related to its asset generation activities and be more selective in pursuing origination activity, in both the school and direct to consumer channels, in both private loans and FFELP loans. Accordingly, the Company has suspended Consolidation student loan originations and will continue to review the viability of continuing to originate and acquire student loans through its various channels. As a result of these items, the Company will experience a decrease in origination volume compared to historical periods.
Management has developed a restructuring plan related to its asset generation and supporting businesses which reduces marketing, sales, service, and related support costs through a reduction in workforce of approximately 300 positions and realignment of certain operating facilities. Subject to completion of the necessary legal notices and requirements, implementation of the plan will begin immediately and is expected to be substantially complete during the second quarter of 2008.
The Company estimates that the total after-tax charge to earnings in 2008 associated with this restructuring plan will be approximately $17 million, consisting of approximately $4 million in severance costs, up to $2 million in contract termination costs, and approximately $11 million in non-cash charges related to the impairment of property and equipment, intangible assets, and goodwill.
6. Industry Developments
Department of Education Settlement
Based on provisions of the Higher Education Act and regulations and guidance of the Department and related interpretations, the Company received special allowance payments from the Department which provided a minimum 9.5% interest rate (the “9.5% Floor”) on loans that were currently financed or financed prior to September 30, 2004 with proceeds of tax-exempt obligations originally issued prior to October 1, 1993.
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
On January 19, 2007, the Company entered into a Settlement Agreement with the Department to resolve the OIG audit of the Company’s portfolio of student loans receiving 9.5% special allowance payments. Under the terms of the Settlement Agreement, the Company is permitted to retain the 9.5% special allowance payments that it received from the Department prior to July 1, 2006. In addition, the Settlement Agreement eliminates all 9.5% special allowance payments with respect to the Company’s portfolios of student loans for periods on and after July 1, 2006.
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
As a result of the Settlement Agreement, in December 2006, the Company recognized an impairment charge of $21.7 million related to loan premiums paid on loans acquired in 2005 from the acquisition of LoanSTAR Funding Group, Inc. that were previously considered eligible for 9.5% special allowance payments.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Industry Inquiries and Investigations
On January 11, 2007, the Company received a letter from the New York Attorney General (the “NYAG”) requesting certain information and documents from the Company in connection with the NYAG’s investigation into preferred lender list activities. Since January 2007, a number of state attorneys general, including the NYAG, and the U.S. Senate Committee on Health, Education, Labor, and Pensions have announced or are reportedly conducting broad inquiries or investigations of the activities of various participants in the student loan industry, including activities which may involve perceived conflicts of interest. A focus of the inquiries or investigations has been on any financial arrangements among student loan lenders and other industry participants which may facilitate increased volumes of student loans for particular lenders. Like many other student loan lenders, the Company has received informal requests for information from certain state attorneys general and the Chairman of the U.S. Senate Committee on Health, Education, Labor, and Pensions in connection with their inquiries or investigations. In addition, the Company has received subpoenas for information from the NYAG, the New Jersey Attorney General, and the Ohio Attorney General. In each case the Company is cooperating with the requests and subpoenas for information that it has received.
On April 20, 2007, the Company announced that it had agreed with the Nebraska Attorney General to voluntarily adopt a Nelnet Student Loan Code of Conduct, post a review of the Company’s business practices on its website, and commit $1.0 million to help educate students and families on how to plan and pay for their education.
On July 31, 2007, the Company announced that it had agreed with the NYAG to adopt the NYAG’s Code of Conduct, which is substantially similar to the Nelnet Student Loan Code of Conduct. The NYAG’s Code of Conduct also includes an agreement to eliminate two services the Company had previously announced plans to discontinue — the Company’s outsourcing of calls for financial aid offices and its agreements with college alumni associations providing for marketing of consolidation loans to the associations’ members. As part of the agreement, the Company agreed to contribute $2.0 million to a national fund for educating high school seniors and their parents regarding the financial aid process.
On October 10, 2007, the Company received a subpoena from the NYAG requesting certain information and documents from the Company in connection with the NYAG’s investigation into the direct-to-consumer marketing practices of student lenders. The Company is cooperating with the request.
While the Company cannot predict the ultimate outcome of any inquiry or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department thereunder, and the Department’s guidance regarding those rules and regulations.
Department of Education Review
The Department periodically reviews participants in the FFEL Program for compliance with program provisions. On June 28, 2007, the Department notified the Company that it would be conducting a review of the Company’s administration of the FFEL Program under the Higher Education Act. The Company understands that as of July 23, 2007, the Department had selected 47 schools and 27 lenders for review. Specifically, the Department is reviewing the Company’s practices in connection with the prohibited inducement provisions of the Higher Education Act and the provisions of the Higher Education Act and the associated regulations which allow borrowers to have a choice of lenders. The Company has responded to the Department’s requests for information and documentation and is cooperating with their review.
While the Company cannot predict the ultimate outcome of the review, the Company believes its activities have materially complied with the Higher Education Act, the rules and regulations adopted by the Department thereunder, and the Department’s guidance regarding those rules and regulations.
Department of Justice
On February 8, 2008, Shockley Financial Corp. (“SFC”), an indirect wholly owned subsidiary of the Company with two associates that provides investment advisory services for the investment of proceeds from the issuance of municipal and corporate bonds, received a grand jury subpoena issued by the U.S. District Court for the Southern District of New York upon application of the Antitrust Division of the U.S. Department of Justice. The subpoena seeks certain information and documents from SFC in connection with the Department of Justice’s ongoing criminal investigation of the bond industry with respect to possible anti-competitive practices related to awards of guaranteed investment contracts (“GICs”) and other products for the investment of proceeds from bond issuances. The Company and SFC are cooperating with the investigation. In connection with this matter, SFC, the Company, or other subsidiaries of the Company may receive subpoenas from other regulatory agencies. The Company understands that the Antitrust Division of the U.S. Department of Justice, the Securities and Exchange Commission, and the Internal Revenue Service have each been conducting investigations of GIC placement activities. Due to the preliminary nature of this matter as to SFC, the Company is unable to predict the ultimate outcome of this matter.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
In connection with the Company’s settlement with the Department of Education in January 2007 to resolve the OIG audit report with respect to the Company’s student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate, the Company was informed by the Department of Education that a civil attorney with the Department of Justice had opened a file regarding the issues set forth in the OIG report, which the Company understands is common procedure following an OIG audit report. The Company has engaged in discussions and provided information to the Department of Justice in connection with the review. While the Company is unable to predict the ultimate outcome of the review, the Company believes its practices complied with applicable law, including the provisions of the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations.
Internal Revenue Service
In October 2007, the Company received a letter from the Internal Revenue Service (“IRS”) revoking a previously issued Private Letter Ruling retroactive to September 30, 2003 concerning the Company’s arbitrage and excess interest calculations on certain of its tax-exempt bonds. The IRS letter provided procedures for the Company to follow to appeal the retroactive application of the revocation. The Company responded to the IRS in November 2007 requesting relief from retroactivity and has recently received a request for additional information from the IRS. The Company cannot predict the ultimate outcome of the IRS letter and has not determined its legal remedies if its request regarding retroactive application is denied. An adverse outcome could be material to the financial statements and could cause the Company to take action with respect to surplus fund withdrawals since September 30, 2003 if the Private Letter Ruling is applied retroactively.
7. Business and Certain Asset Acquisitions
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
infiNET Integrated Solutions, Inc. (“infiNET”)
On April 20, 2004, the Company purchased 50% of the stock of infiNET for $4.9 million. On February 17, 2006, the Company purchased the remaining 50% of the stock of infiNET. infiNET provides software for customer-focused electronic transactions, information sharing, and electronic account and bill presentment for colleges and universities. Consideration for the purchase of the remaining 50% of the stock of infiNET was $9.5 million in cash and 95,380 restricted shares of the Company’s Class A common stock. Under the terms of the purchase agreement, the 95,380 shares of Class A common stock issued in the acquisition are subject to stock price guaranty provisions whereby if on or about February 28, 2011 the average market trading price of the Class A common stock is less than $104.8375 per share and has not exceeded that price for any 25 consecutive trading days during the 5-year period from the closing of the acquisition to February 28, 2011, then the Company must pay additional cash to the sellers of infiNET for each share of Class A common stock issued in an amount representing the difference between $104.8375 less the greater of $41.9335 or the gross sales price such seller obtained from a sale of the shares occurring subsequent to February 28, 2011 as defined in the agreement. Any payment on the guaranty is reduced by the aggregate of any dividends or other distributions made by the Company to the sellers. In connection with the acquisition, the Company entered into employment agreements with two of the infiNET sellers, in which the guaranteed value related to the shares of Class A common stock issued is dependent on their continued employment with the Company. Accordingly, the guaranteed value associated with the shares of Class A common stock of $5.7 million issued to these employees was recorded as unearned compensation in the accompanying consolidated balance sheet and will be recognized by the Company as compensation expense over the three-year term of the employment agreements. The total purchase price recorded by the Company to acquire the remaining interest in infiNET was $13.8 million, which represents the $9.5 million in cash and $4.3 million attributable to the guaranteed value of the shares of Class A common stock issued to the infiNET shareholders other than the two shareholders who entered into employment agreements with the Company. Any cash paid by the Company in consideration of satisfying the guaranteed value of stock issued for this acquisition would be recorded by the Company as a reduction to additional paid-in capital.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
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

Cash and cash equivalents	$3,266
Restricted cash — due to customers	16,343
Accounts receivable	558
Intangible assets	4,172
Property and equipment	134
Other assets	576
Excess cost over fair value of net assets acquired (goodwill)	12,474
Due to customers	(16,343)
Other liabilities	(2,334)
Previously recorded investment in equity interest	(5,047)

$13,799

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
The $12.5 million of goodwill was assigned to the Tuition Payment Processing and Campus Commerce operating segment and is not deductible for tax purposes.
Student Marketing Group, Inc. (“SMG”) and National Honor Roll, L.L.C. (“NHR”)
On March 29, 2005, the Company purchased 100% of the capital stock of SMG and 100% of the membership interests of NHR. The initial consideration paid by the Company was $27.1 million, including $0.1 million of direct acquisition costs. SMG and NHR were entities owned under common control. SMG is a full service direct marketing agency providing a wide range of products and services to help businesses reach the middle school, high school, college bound high school, college, and young adult marketplace. In addition, SMG provides marketing services and college bound student lists to college and university admissions offices nationwide. NHR recognizes middle and high school students for exceptional academic success by providing publication in the National Honor Roll Commemorative Edition, scholarships, a college admissions notification service, and notices to local newspapers and elected officials. In addition to the initial purchase price, additional payments were paid by the Company based on the operating results of SMG and NHR as defined in the purchase agreement. As of December 31, 2007, the Company has paid $6.0 million and has accrued an additional $6.8 million as additional consideration based upon the terms of these contingencies. In January 2008, the Company paid $18.0 million (of which $6.8 million was accrued as of December 31, 2007) of additional consideration. This payment satisfies all of the Company’s obligations related to the contingencies per the terms of the agreement. Including the January 2008 payment, total consideration paid by the Company for the acquisition of SMG and NHR was $51.1 million. The Company records contingency payments when the applicable contingency is resolved and additional consideration is issued or issuable or the outcome of the contingency is determinable beyond a reasonable doubt. All contingent payments are accounted for as additional consideration and increase the excess cost over fair value of net assets acquired.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The acquisitions of SMG and NHR were accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from March 1, 2005, the effective date of the acquisitions.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition and additional consideration paid and accrued as of December 31, 2007 as a result of the contingency payments:

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
FACTS Management Co. (“FACTS”)
On June 10, 2005, the Company purchased 80% of the capital stock of FACTS for $56.1 million, including $0.1 million of direct acquisition costs. On February 17, 2006, the Company purchased the remaining 20% of the stock of FACTS. FACTS provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to K-12 and post secondary educational institutions, families, and students. In addition, FACTS provides financial needs analysis for students applying for aid in private and parochial K-12 schools. Consideration for the purchase of the remaining 20% of FACTS was $5.6 million in cash and 238,237 restricted shares of the Company’s Class A common stock valued at $9.9 million. The value of the common shares issued was determined based on the closing market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced. Under the terms of the purchase agreement, the 238,237 shares of Class A common stock issued in the acquisition were subject to put option arrangements whereby during the 30-day period beginning February 28, 2010 the holders of such shares could require the Company to repurchase all or part of the shares at a price of $83.95 per share. The value of the put option as of the acquisition of the remaining 20% of the stock of FACTS was $7.5 million and was recorded by the Company as additional purchase price. The value of the put option was valued by the Company on the date of acquisition using a Black-Scholes pricing model using the following assumptions: risk-free interest rate of 5.1 percent, volatility of 34 percent, and no dividend yield. The total consideration recorded by the Company for the remaining 20% of the stock of FACTS was $23.0 million, which represents the $5.6 million in cash, the value of the Class A common stock of $9.9 million, and the value of the put option arrangements of $7.5 million.
As further discussed in note 12, in July 2007, the Company paid $15.9 million to redeem 238,237 shares of the Company’s Class A common stock that were subject to this put option. The decrease in the fair value of the put option of $0.3 million during 2007 (until settled in July) and increase of $3.3 million in 2006 (from the date of acquisition) is included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the accompanying consolidated statements of income.
This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from June 1, 2005, the effective date of the acquisition.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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
The $45.2 million of goodwill was assigned to the Tuition Payment Processing and Campus Commerce operating segment and is not deductible for tax purposes.
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
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$15
Accounts receivable	123
Intangible asset — computer software	85
Property and equipment	15
Other assets	1
Excess cost over fair value of net assets acquired (goodwill)	668
Other liabilities	(157)

Total purchase price	$750

The computer software intangible asset is being amortized straight-line over its estimated useful life of 3 years. The $0.7 million of goodwill was assigned to the Asset Generation and Management operating segment and is not deductible for tax purposes.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
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
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

Of the $46.4 million of acquired intangible assets, $2.9 million was assigned to trade names that are not subject to amortization. The remaining $43.5 million of acquired intangible assets on the date of acquisition had a weighted-average useful life of 7 years. The intangible assets that made up this amount included non-competition agreements of $25.9 million (7-year weighted average useful life) and loan origination rights of $17.6 million (7-year useful life). These intangible assets are amortized using a straight-line amortization method.
The $35.9 million of goodwill was assigned to the Asset Generation and Management operating segment and is not deductible for tax purposes.
As disclosed in note 6, as a result of the Settlement Agreement with the Department, the Company recognized an impairment charge of $21.7 million to write-off student loan premiums on loans receiving 9.5% special allowance payments. These premiums are included in “student loans and accrued interest” in the above table.
Chela Education Financing, Inc. (“Chela”)
On October 25, 2005, the Company acquired a FFELP student loan portfolio of approximately $2.2 billion and certain servicing and origination rights from Chela. In addition, the Company purchased the rights to the Chela brand. Total consideration paid by the Company was $109.3 million over the par value and accrued interest of the student loan portfolio. The Company allocated $99.3 million, $9.0 million, and $1.0 million of the purchase price to the student loan portfolio, loan origination rights, and property and equipment, respectively. The loan origination rights are included in “intangible assets” on the consolidated balance sheet and are being amortized straight-line over 5 years. At the time of purchase, the portfolio of student loans and related accrued interest were financed by the Company through existing student loan warehouse facilities.
College Assist (formerly known as “College Access Network”)
On October 31, 2005, the Company entered into an agreement to amend an existing contract with College Assist. College Assist is the Colorado state-designated guarantor of FFELP student loans. Under the agreement, the Company will provide student loan servicing and guaranty operations and will assume the operational expenses and employment of certain College Assist employees. College Assist will pay the Company a portion of the gross servicing and guaranty fees as consideration for the Company providing these services on behalf of College Assist. The agreement terminates November 1, 2015 and can be extended for an additional 10-year period upon mutual agreement. The Company paid $41.3 million as consideration to enter into this outsourcing contract, which includes $0.1 million of direct acquisition costs. This payment created intangible assets related to customer relationships that are being amortized straight-line by the Company over the terms of the contracts.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
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
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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
The $6.0 million of goodwill was assigned to the Software and Technical Services operating segment and is not deductible for tax purposes.
The change in the fair value of the put option issued as part of the consideration for 5280 is included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the consolidated statements of income. The change in fair value of the put option for the years ended December 31, 2007 and 2006 was an increase of $3.9 million and $1.4 million, respectively, and for the year ended December 31, 2005 was a decrease of $0.4 million.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
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
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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
In addition to the initial purchase price, additional payments were paid by the Company based on the operating results of CUnet. The Company records contingency payments when the applicable contingency is resolved and additional consideration is issued or issuable or the outcome of the contingency is determined beyond a reasonable doubt. In September 2007, the Company issued 62,446 restricted shares of its Class A common stock valued at $1.1 million and paid cash of $0.1 million as additional consideration based upon the terms of the contingencies included in the purchase agreement. The value of the common shares issued was determined based on the closing market price of the Company’s common shares over the 2-day period before and after the date in which the number of shares to be issued were known as determined per the terms of the purchase agreement. In December 2007, the Company paid cash of $3.9 million to satisfy all of the Company’s remaining obligations related to the contingency included in the original purchase agreement. In connection with the acquisition, the Company entered into employment agreements with certain sellers, in which these contingency payments are related to their continued employment with the Company. Accordingly, these contingency payments are recognized by the Company as compensation expense over the remaining term of the employment agreements.
This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of the acquisition.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$5,154
Intangible assets	14,962
Property and equipment	360
Other assets	520
Excess cost over fair value of net assets acquired (goodwill)	23,910
Other liabilities	(4,818)

$40,088

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
Peterson’s
On July 27, 2006, the Company purchased certain assets and assumed certain liabilities from Thomson Learning Inc. The initial consideration paid by the Company was $38.7 million in cash, including $0.1 million of direct acquisition costs. The final purchase price of Peterson’s was subject to certain purchase price adjustments as defined in the purchase agreement. During 2007, the purchase price for Peterson’s was finalized per the terms of the purchase agreement and the Company received a $2.2 million working capital settlement. As such, the total consideration paid by the Company for Peterson’s was $36.5 million. Peterson’s provides a comprehensive suite of education and career-related solutions in the areas of education search, test preparation, admissions, financial aid information, and career assistance. Peterson’s provides its customers with publications and online information about colleges and universities, career schools, graduate programs, distance learning, executive training, private secondary schools, summer opportunities, study abroad, financial aid, test preparation, and career exploration resources. This acquisition was accounted for as a business combination under purchase accounting and the results of operations have been included in the consolidated financial statements from the date of the acquisition.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$7,055
Intangible assets	18,920
Property and equipment	2,349
Other assets	2,375
Excess cost over fair value of net assets acquired (goodwill)	19,954
Other liabilities	(14,173)

$36,480

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The $20.0 million of goodwill was assigned to the Enrollment Services and List Management operating segment and is expected to be deductible for tax purposes. In 2007, the Company recognized an impairment on the goodwill recorded from this acquisition. See notes 4 and 8 for additional information.
Pro Forma Information
The following unaudited pro forma information presents the combined results of the Company as though the 2006 business acquisitions of infiNET, FACTS (20%), CUnet, and Peterson’s occurred on January 1, 2006.

	Year ended December 31,
	2007	2006
	(Actual)	(Pro forma)

Net interest income	$244,614	308,499
Other income (a)	376,318	290,956
Income from continuing operations	35,429	62,949
Net income	32,854	65,188

Weighted average shares outstanding — basic	49,618,107	53,621,515
Weighted average shares outstanding — diluted	49,628,802	53,621,515

Earnings per share, basic and diluted:
Income from continuing operations	$0.71	1.17
Net income	0.66	1.22

(a)	Other income includes derivative market value, foreign currency, and put option adjustments and net derivative settlements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
8. Intangible Assets and Goodwill
Intangible assets consist of the following:

	Weighted
	average
	remaining
	useful life as of
	December 31,	As of December 31,
	2007	2007	2006
Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $20,299 and $10,483, respectively)	117	$60,061	67,377
Covenants not to compete (net of accumulated amortization of $11,815 and $9,559, respectively)	39	15,425	37,573
Loan origination rights (net of accumulated amortization of $8,180 and $7,238, respectively)	52	8,473	27,571
Database and content (net of accumulated amortization of $3,193)	34	6,287	—
Computer software (net of accumulated amortization of $4,898 and $1,354, respectively)	20	4,189	1,700
Student lists (net of accumulated amortization of $5,806 and $3,757, respectively)	14	2,391	4,440
Trade names (net of accumulated amortization of $1,258 and $327, respectively)	26	1,609	3,578
Other (net of accumulated amortization of $71 and $348, respectively)	98	203	2,250

Total — amortizable intangible assets	86 months	98,638	144,489

Unamortizable intangible assets — trade names		14,192	17,099

		$112,830	161,588

The Company recorded amortization expense on its intangible assets of $30.4 million, $25.1 million, and $8.2 million, during the years ended December 31, 2007, 2006, and 2005, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of December 31, 2007, the Company estimates it will record amortization expense as follows:

2008	$24,158
2009	20,225
2010	14,332
2011	9,600
2012	8,339
2013 and thereafter	21,984

$98,638

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The change in the carrying amount of goodwill by operating segment was as follows:

			Tuition
	Asset	Student Loan	Payment	Enrollment	Software
	Generation	and	Processing	Services	and
	and	Guaranty	and Campus	and List	Technical
	Management	Servicing	Commerce	Management	Services	Total

Balance as of December 31, 2005	$36,024	3,060	32,910	17,150	10,391	99,535
Goodwill acquired during the period	—	—	29,169	59,416	—	88,585
Goodwill from prior period acquisition allocated during the period	6,526	(1,661)	(4,221)	5,850	(1,795)	4,699
Effect of foreign currency fluctuations	—	57	—	—	—	57
Impairment charge	—	(1,456)	—	—	—	(1,456)

Balance as of December 31, 2006	$42,550	—	57,858	82,416	8,596	191,420
Goodwill from prior period acquisition allocated during the period	—	—	228	(15,552)	—	(15,324)
Impairment charge	—	—	—	(11,401)	—	(11,401)

Balance as of December 31, 2007	$42,550	—	58,086	55,463	8,596	164,695

As disclosed in note 4, as a result of the legislation signed into law on September 27, 2007 and the student loan business model modifications the Company implemented as a result of the legislative changes (see note 5), the Company recorded an impairment charge of $39.4 million during 2007. This charge is included in “impairment expense” in the Company’s consolidated statements of income. Information related to the impairment charge follows:

	Operating	Impairment
Asset	segment	charge
Amortizable intangible assets:
Covenants not to compete	Asset Generation and Management	$13,581
Loan origination rights	Asset Generation and Management	11,555

Unamortizable intangible assets — trade names	Asset Generation and Management	2,907

Goodwill	Enrollment Services and List Management	11,401

Total impairment charge related to legislative changes		$39,444

The fair value of the intangible assets and reporting unit within the Enrollment Services and List Management operating segment were estimated using the expected present value of future cash flows.
Included in the impairment of loan origination rights was a charge of $1.3 million related to the Company’s purchase of certain assets from the Rhode Island Student Loan Authority (“RISLA”). The Company has had an agreement with RISLA since March 2004, which included, among other things, rights to student loan originations and providing administrative services in connection with RISLA’s operations. As a result of the recent political environment and the legislative cuts to the FFEL Program, the Company and RISLA have mutually agreed to end this agreement and transition the operations back to RISLA.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
9. Student Loans Receivable
Student loans receivable consisted of the following:

	As of December 31,
	2007	2006

Federally insured loans	$26,054,398	23,217,321
Non-federally insured loans	274,815	197,147

	26,329,213	23,414,468
Unamortized loan premiums and deferred origination costs	452,501	401,087
Allowance for loan losses — federally insured loans	(24,534)	(7,601)
Allowance for loan losses — non-federally insured loans	(21,058)	(18,402)

	$26,736,122	23,789,552

Federally insured allowance as a percentage of ending balance of federally insured loans	0.09%	0.03%
Non-federally insured allowance as a percentage of ending balance of non-federally insured loans	7.66%	9.33%
Total allowance as a percentage of ending balance of total loans	0.17%	0.11%
Federally insured loans may be made under the FFEL Program by certain lenders as defined by the Higher Education Act. These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Higher Education Act by an authorized guaranty agency, which has a contract of reinsurance with the Department. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 30 years. Interest rates on loans may be fixed or variable, dependent upon type, terms of loan agreements, and date of origination. Interest rates on loans currently range from 2.6% to 12.0% (the weighted average rate was 5.5% and 5.3% as of December 31, 2007 and 2006, respectively). For FFELP loans, the education lending subsidiaries have entered into trust agreements in which unrelated financial institutions serve as the eligible lender trustees. As eligible lender trustees, the financial institutions act as the eligible lender in acquiring certain eligible student loans as an accommodation to the subsidiaries, which hold beneficial interests in the student loan assets as the beneficiaries of such trusts.
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
The Company has provided for an allowance for loan losses related to its student loan portfolio. Activity in the allowance for loan losses for the years ended December 31, 2007, 2006, and 2005 is shown below:

	2007	2006	2005
Beginning balance	$26,003	13,390	7,272
Provision for loan losses	28,178	15,308	7,030
Loans charged off, net of recoveries	(7,418)	(2,695)	(912)
Sale of loans	(1,171)	—	—

Ending balance	$45,592	26,003	13,390

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
During 2006, the Company recognized a $6.9 million provision on its federally insured portfolio as a result of HERA which was enacted into law on February 8, 2006. During 2007, the Company recorded an expense of $15.7 million to increase the Company’s allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program.
Loan Sales
As part of the Company’s asset management strategy, the Company periodically sells student loan portfolios to third parties. During the years ended December 31, 2007 and 2006, the Company sold $115.3 million (par value) and $748.5 million (par value) of student loans, respectively, resulting in the recognition of a gain of $3.6 million and $15.9 million, respectively. The gain on the sale of the student loans is included in “other income” in the consolidated statements of income.
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
10. Bonds and Notes Payable
The following tables summarize outstanding bonds and notes payable by type of instrument:

	As of December 31, 2007
	Carrying	Interest rate	Final
	amount	range	maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$17,508,810	4.73% - 5.78%	09/25/12 - 06/25/41
Bonds and notes based on auction or remarketing	2,905,295	2.96% - 7.25%	11/01/09 - 07/01/43

Total variable-rate bonds and notes	20,414,105

Commercial paper — FFELP facility	6,629,109	5.22% - 5.98%	5/09/10
Commercial paper — private loan facility	226,250	5.58%	01/25/09
Fixed-rate bonds and notes (a)	214,476	5.20% - 6.68%	11/01/09 - 05/01/29
Unsecured fixed rate debt	475,000	5.13% and 7.40%	06/01/10 and 09/29/36
Unsecured line of credit	80,000	5.40% - 5.53%	05/08/12
Other borrowings	76,889	4.65% - 5.20%	09/28/08 - 11/01/15

	$28,115,829

(a)	Issued in securitization transactions

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

	As of December 31, 2006
	Carrying	Interest rate	Final
	amount	range	maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$15,703,335	5.34% - 6.08%	02/25/07 - 06/25/41
Bonds and notes based on auction or remarketing	3,590,420	3.63% - 5.45%	04/01/07 - 07/01/43

Total variable-rate bonds and notes	19,293,755
Commercial paper — FFELP facilities	5,138,923	5.26% - 5.37%	05/11/07 - 05/09/10
Commercial paper — private loan facility	34,800	5.62%	10/17/08
Fixed-rate bonds and notes (a)	403,431	5.20% - 6.68%	11/01/09 - 05/01/29
Unsecured fixed rate debt	475,000	5.13% and 7.40%	06/01/10 and 09/29/36
Unsecured line of credit	103,000	5.69% - 8.25%	08/19/10
Other borrowings	113,210	5.10% - 5.78%	06/29/07 - 11/01/15

	$25,562,119

(a)	Issued in securitization transactions
Securitization Transactions
The Company’s secured financing instruments include variable-rate tax-exempt bonds, fixed-rate tax-exempt bonds, fixed-rate bonds, and various asset-backed securities. Of the $28.1 billion of debt outstanding as of December 31, 2007, $20.6 billion was issued under securitization transactions. During 2007 and 2006, the Company completed asset-backed securities transactions totaling $3.8 billion and $6.3 billion, respectively. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction procedure.
Most of the bonds and notes payable are primarily secured by the student loans receivable, related accrued interest, and by the amounts on deposit in the accounts established under the respective bond resolutions or financing agreements. The student loan interest margin (“SLIMS”) notes, included in fixed-rate bonds and notes in the above tables, are secured by the rights to residual cash flows from certain variable-rate bonds and notes and fixed-rate notes. Certain variable-rate bonds and notes and fixed-rate bonds of $1.1 billion and $1.6 billion as of December 31, 2007 and 2006, respectively, are secured by financial guaranty insurance policies or a letter of credit and reimbursement agreement issued by Municipal Bond Investors Assurance Corporation, Ambac Assurance Corporation, and State Street.
Notes issued during 2006 included €773.2 million (950 million in U.S. dollars) with variable interest rates initially based on a spread to EURIBOR (the “Euro Notes”). As of December 31, 2007 and 2006, the Euro Notes were recorded on the Company’s balance sheet at $1.1 billion and $1.0 billion, respectively. The increase (expense) in the principal amount of Euro Notes of $108.7 million and $70.4 million for the years ended December 31, 2007 and 2006 as a result of the fluctuation of the foreign currency exchange rate is included in the “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the consolidated statements of income. Concurrently with the issuance of the Euro Notes, the Company entered into cross-currency interest rate swaps which are further discussed in note 11.
In May and October 2002, the Company consummated debt offerings of student loan asset-backed notes of $1.0 billion and $1.2 billion, respectively. In connection with these debt offerings, the Company entered into agreements with certain investment banks pursuant to which the Company will pay the investment banks a fee equal in the aggregate to 0.01% and 0.0075% per annum of the principal balance of the May and October 2002 notes, respectively. These fees are for credit enhancements to the notes whereby the investment banks will provide liquidity advances to the Company in the instance of disintermediation in the spread between student loan interest rates and the notes’ interest rates as defined in the agreement. The total net amount paid by the Company under these agreements was approximately $54,000, $61,000, and $85,000 during the years ended December 31, 2007, 2006, and 2005, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Commercial Paper and Other
The Company relies upon three conduit warehouse loan financing vehicles to support its funding needs on a short-term basis: a multi-seller bank provided conduit, a private loan warehouse, and a single-seller extendible commercial paper conduit. As of December 31, 2007 and 2006, respectively, the Company was authorized to fund $8.9 billion and $4.0 billion in FFELP loans under the multi-seller bank provided conduit. The Company was also authorized to fund $250.0 million in non-federally insured student loans under the private loan warehouse and $5.0 billion in FFELP loans under the single-seller extendible commercial paper conduit as of December 31, 2007 and 2006.
The multi-year committed facility for FFELP loans, which terminates in May 2010, is supported by 364-day liquidity which is up for renewal in May 2008. In order to continue funding new originations, the Company’s liquidity must be renewed. If not renewed, the Company will be unable to fund new originations in the facility. If the Company is able to renew its liquidity on this line, it will come at an increased cost compared to historical periods. If the Company is not able to renew the liquidity on this facility or renew the facility at a price acceptable to the Company, it becomes a term facility with a maturity date of May 2010.
As of December 31, 2007, $6.6 billion was outstanding under this facility and $2.3 billion was available for future use. There can be no assurance the Company will be able to maintain this conduit facility, find alternative funding, or increase the commitment level of such facility, if necessary. While the Company’s bank-supported conduit facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future. The FFELP warehouse facility has a provision requiring the Company to refinance or remove on an annual basis 75% of the pledged collateral. In accordance with this provision, the Company anticipates refinancing or removing $1 billion to $2 billion of FFELP loans from this facility by May 2008.
The terms and conditions of the Company’s warehouse facility for FFELP loans provide for advance rates related to financed loans subject to a valuation formula based on current market conditions. Dislocation in the credit markets including disruptions in the current capital markets can and will cause short-term volatility in the loan valuation formulas. Severe volatility and dislocation in the credit markets, although temporary, could cause the valuation assigned to its student loan portfolio financed by the applicable line to be less than par. Should a significant change in the valuation of subject loans result in a reduction in advance rate and equity support require greater than what the Company can or is willing to provide, the warehouse line could be subject to termination. While the Company does not believe the loan valuation formula is reflective of the fair market value of its loans, it is subject to compliance with provisions of the warehouse documents. As of February 28, 2008, the Company has $163.5 million utilized as equity funding support based on provisions of this agreement of which all has been required to be posted since December 31, 2007 as a result of adverse credit market conditions.
The private loan warehouse facility is an uncommitted facility that is offered to the Company by one banking partner, which terminates in January 2009. As of December 31, 2007, $226.3 million was outstanding under this facility and $23.7 million was available for future use. The Company guarantees the performance of the assets in the private loan warehouse facility. This facility provides for advance rates on subject collateral which require certain levels of equity enhancement support. As of February 28, 2008, the Company has $30.5 million utilized as equity funding support based on provisions of this agreement of which all has been required to be posted since December 31, 2007 as a result of adverse credit market conditions. There can be no assurance that the Company will be able to maintain this conduit facility, find alternative funding, increase the size of the facility, or make adequate equity contributions, if necessary. While the Company’s bank supported facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future.
In August 2006, the Company established a $5.0 billion extendible commercial paper warehouse program for FFELP loans, under which it can issue one or more short-term extendable secured liquidity notes (the “Secured Liquidity Notes”). Each Secured Liquidity Note is issued at a discount or an interest-bearing basis having an expected maturity of between 1 and 307 days (each, an “Expected Maturity”) and a final maturity of 90 days following the Expected Maturity. The Secured Liquidity Notes issued as interest-bearing notes may be issued with fixed interest rates or with interest rates that fluctuate based upon a one-month LIBOR rate, a three-month LIBOR rate, a commercial paper rate, or a federal funds rate. The Secured Liquidity Notes are not redeemable by the Company nor subject to voluntary prepayment prior to the Expected Maturity date. The Secured Liquidity Notes are secured by FFELP loans purchased in connection with the program. As of December 31, 2006, the Company had $2.3 billion of Secured Liquidity Notes outstanding and $2.7 billion of remaining authorization under this warehouse program. As of December 31, 2007, no notes were outstanding under this warehouse program. During the third and fourth quarters of 2007, as a result of the disruption of the credit markets, there was no market for the issuance of new Secured Liquidity Notes and it is currently unlikely a market will exist in the future. As a result, the Company wrote-off $1.3 million of debt issuance costs related to this facility. This expense is included in “interest on bonds and notes payable” in the Company’s consolidated statements of operations.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
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
Unsecured Lines of Credit
On August 19, 2005, the Company entered into a credit agreement for a $500.0 million unsecured line of credit. On May 8, 2007, the Company amended this agreement to increase the line of credit to $750.0 million. As of December 31, 2007, there was $80.0 million outstanding on this line and $670.0 million available for future use. The weighted average interest rate on this line of credit was 5.48% as of December 31, 2007. The amended agreement terminates in May 2012. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary. As discussed previously, the Company may need to fund certain loans or provide equity funding support related to advance rates on its warehouse facilities. As of February 28, 2008, the Company has contributed $194.1 million in equity funding support to these facilities. The Company has funded these contributions primarily by advances on its operating line of credit. As of February 28, 2008, the Company has $340 million outstanding under this line of credit and $410 million available for future uses.
On January 24, 2007, the Company established a $475.0 million unsecured commercial paper program and in May 2007, increased the amount authorized for issuance under the program to $725.0 million. Under the program, the Company may issue commercial paper for general corporate purposes. The maturities of the notes issued under this program will vary, but may not exceed 397 days from the date of issue. Notes issued under this program will bear interest at rates that will vary based on market conditions at the time of issuance. As of December 31, 2007, there were no borrowings outstanding on this line and $725.0 million of remaining authorization. The Company does not expect to be able to issue unsecured commercial paper in the near future at a cost effective level relative to the Company’s unsecured line of credit.
Other Borrowings
As of December 31, 2007 and 2006, bonds and notes payable includes $57.3 million and $108.1 million, respectively, of notes due to Union Bank and Trust, an entity under common control with the Company. The Company has used the proceeds from these notes to invest in student loan assets via a participation agreement.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
On October 13, 2006, the Company purchased a building in which its corporate headquarters is located. In connection with the acquisition of the building, the Company assumed the outstanding note on the property. As of December 31, 2007 and 2006, the outstanding balance on the note was $5.0 million and $5.1 million, respectively.
Maturity Schedule
Bonds and notes outstanding as of December 31, 2007 are due in varying amounts as shown below. The student loan warehouse lines are renewable annually by underlying liquidity providers; therefore, they are reflected as maturing in 2008.

2008	7,020,002
2009	64,390
2010	289,349
2011	46,700
2012	8,596
2013 and thereafter	20,686,792

$28,115,829

Generally, the Company’s secured financing instruments bearing interest at variable rates can be redeemed on any interest payment date at par plus accrued interest. Subject to certain provisions, all bonds and notes are subject to redemption prior to maturity at the option of certain education lending subsidiaries.
One of the Company’s education lending subsidiaries has irrevocably escrowed funds to make the remaining principal and interest payments on previously issued bonds and notes. Accordingly, neither these obligations nor the escrowed funds are included on the accompanying consolidated balance sheets. As of December 31, 2007 and 2006, $29.7 million and $27.6 million, respectively, of defeased debt remained outstanding.
Certain bond resolutions contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. Management believes the Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2007.
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
Interest Rate Swaps
The Company has historically used interest rate swaps to hedge fixed-rate student loan assets. As previously disclosed, the Company reached a Settlement Agreement with the Department to resolve the audit by the OIG of the Company’s portfolio of student loans receiving 9.5% special allowance payments. Under the terms of the Agreement, the Company will no longer receive 9.5% special allowance payments. In December 2006, in consideration of not receiving the 9.5% special allowance payments on a prospective basis, the Company entered into a series of off-setting interest rate swaps that mirrored the $2.45 billion in pre-existing interest rate swaps that the Company had utilized to hedge its loan portfolio receiving 9.5% special allowance payments against increases in interest rates. During 2007, the Company entered into a series of off-setting interest rate swaps that mirrored the remaining interest rate swaps utilized to hedge the Company’s student loan portfolio against increases in interest rates. The net effect of the offsetting derivatives was to lock in a series of future income streams on underlying trades through their respective maturity dates. The following table summarizes these derivatives:

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

		Weighted		Weighted
		average fixed		average fixed
	Notional	rate paid by	Notional	rate received by
Maturity	amount	the Company	amount	the Company
2007	$512,500	3.42%	$512,500	5.25%
2008	462,500	3.76	462,500	5.34
2009	312,500	4.01	312,500	5.37
2010	1,137,500	4.25	1,137,500	4.75
2011	—	—	—	—
2012	275,000	4.31	275,000	4.76
2013	525,000	4.36	525,000	4.80

	$3,225,000	4.05%	$3,225,000	4.98%

In August 2007, the Company terminated all interest rate swaps summarized above for net proceeds of $50.8 million.
FFELP student loans generally earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula set by the Department and the borrower rate, which is fixed over a period of time. The Company generally finances its student loan portfolio with variable-rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable-rate debt continues to decline. In these interest rate environments, the Company earns additional spread income that it refers to as fixed rate floor income.
Depending on the type of the student loan and when it was originated, the borrower rate is either fixed to term or is reset to market rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company earns floor income for an extended period of time, which the Company refers to as fixed rate floor income, and for those loans where the borrower rate is reset annually on July 1, the Company earns floor income to the next reset date, which the Company refers to as variable-rate floor income. In accordance with new legislation enacted in 2006, lenders are required to rebate floor income and variable-rate floor income to the Department for all net FFELP loans originated on or after April 1, 2006.
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
In December 2007 and January 2008, the Company entered into the following interest rate derivatives to hedge fixed-rate student loan assets earning fixed rate floor income or variable-rate floor income. All derivatives included below have effective dates subsequent to December 31, 2007.

		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (b)
2008 (a)	$2,000,000	4.18%
2009	500,000	4.08
2010	700,000	3.44
2011	500,000	3.57
2012	250,000	3.86

	$3,950,000	3.94%

(a)
The maturity date on these derivatives is June 30, 2008. The Company has hedged a portion of its student loan portfolio in which the borrower interest rate resets annually on July 1. These loans can generate excess spread income compared with the rate based on the special allowance formula in declining interest rate environments. As discussed above, the Company refers to this additional income as variable-rate floor income.

(b)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Basis Swaps
On May 1, 2006, the Company entered into three, 10-year basis swaps with notional amounts of $500.0 million each in which the Company receives three-month LIBOR and pays one-month LIBOR less a spread as defined in the agreements. The effective dates of these agreements were November 25, 2006, December 25, 2006, and January 25, 2007. In January 2008, the Company partially unwound $250.0 million of each of these derivatives for total proceeds of $2.1 million.
During 2007, the Company entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of December 31, 2007:

	Notional Amount
	Effective date in	Effective date in	Effective date in	Effective date in
Maturity	second quarter 2007	third quarter 2007	second quarter 2008	third quarter 2008	Total

2008	$2,000,000	2,000,000	—	—	4,000,000
2009	2,000,000	4,000,000	—	—	6,000,000
2010	500,000	3,000,000	2,000,000	1,000,000	6,500,000
2011	1,350,000	2,700,000	—	—	4,050,000
2012	500,000	1,000,000	800,000	1,600,000	3,900,000

	$6,350,000	12,700,000	2,800,000	2,600,000	24,450,000

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The following table summarizes the net fair value of the Company’s derivative portfolio:

	As of December 31,
	2007	2006

Interest rate swaps	$(2,695)	61,468
Basis swaps	27,525	591
Interest rate floor contracts	—	(10,158)
Cross-currency interest rate swaps	191,756	66,225

Net fair value	$216,586	118,126

The change in the fair value of the Company’s derivative portfolio included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of income resulted in a gain of $139.1 million, $43.9 million, and $95.8 million for the years ended December 31, 2007, 2006, and 2005, respectively.
The Company accounted for one interest rate swap with a notional amount of $150.0 million that expired in September 2005 as a cash flow hedge. The following table shows the components of the change in accumulated other comprehensive income, net of tax, related to this interest rate swap for the year ended December 31, 2005:

Beginning balance	$736

Change in fair value of cash flow hedge	(753)
Hedge ineffectiveness reclassified to earnings	17

Total change in unrealized gain on derivative	(736)

Ending balance	$—

The following table summarizes the net derivative settlements for the years ended December 31, 2007, 2006, and 2005, which are included in the “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the consolidated statements of income:

	2007	2006	2005

Interest rate swaps	$16,803	40,476	(13,723)
Basis swaps	8,534	(645)	(3,200)
Cross-currency interest rate swaps	(6,660)	(14,406)	—
Other (a)	—	(1,993)	(85)

Derivative settlements, net	$18,677	23,432	(17,008)

(a)
In connection with the issuance of the Hybrid Securities during 2006 as described in note 10, the Company entered into a derivative instrument to economically lock into a fixed interest rate of 7.65% prior to the actual pricing of the transaction. Upon pricing of the Hybrid Securities, the Company terminated this derivative instrument. The consideration paid by the Company to terminate this derivative was $2.0 million.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Market risk is the adverse effect that a change in interest rates, or implied volatility rates, has on the value of a financial instrument. The Company manages market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken.
12. Shareholders’ Equity
Classes of Common Stock
The Company’s common stock is divided into two classes. The Class B common stock has ten votes per share and the Class A common stock has one vote per share. Each Class B share is convertible at any time at the holder’s option into one Class A share. With the exception of the voting rights and the conversion feature, the Class A and Class B shares are identical in terms of other rights, including dividend and liquidation rights.
Conversion of Class B Common Stock
During 2007, 2006, and 2005, principal shareholders gifted 10,435 shares, 57,142 shares, and 20,500 shares of Class B common stock, respectively, to certain charitable organizations. Per the articles of incorporation, these shares were voluntarily converted to Class A shares upon transfer. In September 2006, a principal shareholder sold 400,000 Class B shares of common stock to another principal shareholder in a private transaction. Per the articles of incorporation, these shares automatically converted to Class A shares upon transfer. Also, in February 2007, in anticipation of selling shares to the Company under the Company’s stock repurchase program in a private transaction, a principal shareholder voluntarily converted 2,000,000 shares of Class B common stock to shares of Class A common stock.
Increase in Authorized Class B Common Stock
In May 2006, the Company’s shareholders approved an amendment of the Company’s Articles of Incorporation to increase the number of authorized shares of Class B common stock from 15 million shares to 60 million shares to allow for future stock splits.
Related Party Transaction
On May 31, 2007, the Company entered into an agreement with Packers Service Group, Inc. (“Packers”), under which the Company agreed to acquire Packers in exchange for the issuance of 10,594,178 shares of the Company’s Class A common stock to the shareholders of Packers.
Packers was owned by 30 individual shareholders, the most significant of whom included Michael S. Dunlap, an executive officer, member of the Board of Directors, and a substantial shareholder of the Company, and Angela L. Muhleisen, a substantial shareholder of the Company and a sister of Mr. Dunlap.
Packers was primarily a holding company, whose principal asset was an investment in 11,068,604 shares of the Company’s Class A common stock. Upon acquisition, these shares are not included in total shares outstanding for accounting purposes. Packers also owned all of the outstanding capital stock of First National Life Insurance Company of the USA (“First National Life”), which writes credit life and credit accident and health insurance policies. First National Life’s net assets as of May 31, 2007 were $1.6 million. In addition, Packers had outstanding debt of $14.1 million, which the Company assumed.
The Company accounted for this transaction as exchanges of assets or equity instruments between enterprises under common control and, accordingly, recorded the assets acquired and liabilities assumed from this transaction at Packer’s historical carrying values. This transaction resulted in a $12.5 million decrease to the Company’s consolidated shareholders’ equity and a decrease of 474,426 shares of the Company’s Class A common stock outstanding.
Put Option Settlement
On July 19, 2007, the Company paid $15.9 million to redeem 238,237 shares of the Company’s Class A common stock that were subject to put option agreements exercisable in February 2010 at $83.95 per share. These shares were issued by the Company in February 2006 in consideration for the purchase of the remaining 20% interest of FACTS. The 238,237 shares of Class A common stock purchased by the Company were retired resulting in a $5.4 million decrease to the Company’s consolidated shareholders’ equity.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Stock Repurchase Program
In May 2006, the Company’s board of directors authorized a stock repurchase program. The program allows the Company to repurchase up to a total of five million shares of the Company’s Class A common stock. On February 7, 2007, the Company’s board of directors increased the total shares the Company is allowed to buy back to 10 million. The program had an initial expiration date of May 24, 2008, which was extended until May 24, 2010 by the Company’s Board of Directors on January 30, 2008. During the years ended December 31, 2007 and 2006, the Company repurchased and retired 3,372,122 shares and 1,940,200 shares of Class A common stock, respectively, for $82.1 million (average price of $24.33 per share) and $62.4 million (average price of $32.12 per share), respectively, under this authority. The 2007 shares repurchased included 2,725,000 shares repurchased from certain members of management of the Company in private transactions and 238,237 shares that were subject to put option agreements as discussed previously.
Issuance of Shares for CUnet Acquisition
As discussed in note 7, “Business and Certain Asset Acquisitions”, in September 2007 the Company issued a total of 62,446 shares of Class A common stock valued at $1.1 million in satisfaction of contingent consideration for the acquisition of CUnet.
13. Earnings per Common Share
Basic earnings per common share (“basic EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. SFAS No. 128, Earnings Per Share (“SFAS No. 128”), requires that nonvested restricted stock that vests solely upon continued service be excluded from basic EPS but reflected in diluted earnings per common share (“diluted EPS”) by application of the treasury stock method.
A reconciliation of weighted average shares outstanding for the years ended December 31, 2007, 2006 and 2005 follows:

	2007	2006	2005

Weighted average shares outstanding	49,800,434	53,593,056	53,761,727
Less: Nonvested restricted stock - vesting solely upon continued service	182,327	—	—

Weighted average shares outstanding used to compute basic EPS	49,618,107	53,593,056	53,761,727
Diluted effect of nonvested restricted stock	10,695	—	—

Weighted average shares used to compute diluted EPS	49,628,802	53,593,056	53,761,727

The Company had no common stock equivalents and no potentially dilutive common shares during 2006 and 2005. Included in the Company’s weighted average shares outstanding during the years ended December 31, 2007, 2006, and 2005 is 24,412 shares, 10,793 shares, and 6,727 shares, respectively, of restricted stock units issued to certain associates of the Company and “phantom” shares that will be issued to nonemployee directors upon their termination from the board of directors under the Company’s nonemployee directors’ compensation plan (see note 18).

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
14. Restricted Investments
The Company’s restricted investments are held by a trustee in various accounts subject to use restrictions and consist of guaranteed investment contracts, commercial banking deposits, and repurchase agreements, which are classified as held-to-maturity. Due to the characteristics of the investments, there is no available or active market for these types of financial instruments. These investments are purchased and redeemed at par value, which equals their cost as of December 31, 2007 and 2006. The carrying value of these investments by contractual maturity is shown below:

	As of December 31,
	2007	2006

Over 1 year through 5 years	$2,140	3,009
After 5 years through 10 years	32,260	33,817
After 10 years	50,827	92,306

	$85,227	129,132

15. Property and Equipment
Property and equipment consist of the following:

	Useful	As of December 31,
	life	2007	2006

Computer equipment and software	3-7 years	$87,182	76,649
Office furniture and equipment	3-7 years	14,491	14,399
Leasehold improvements	1-10 years	12,147	10,526
Transportation equipment	3-10 years	3,845	3,795
Land and buildings	39 years	9,139	11,445

		126,804	116,814
Accumulated depreciation		71,007	54,529

		$55,797	62,285

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 related to property and equipment was $17.0 million, $14.3 million, and $11.8 million, respectively.
16. Income Taxes
On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. Upon adoption, the Company recognized approximately $61,000 of tax liabilities for positions that were previously recognized, of which the Company accounted for as a reduction to retained earnings. Additionally, the adoption of FIN 48 resulted in the recognition of additional tax reserves for positions where there is uncertainty about the timing of such deductibility. These additional reserves were largely offset by increased deferred tax assets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
As of December 31, 2007, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $8.4 million. Of this total, $4.9 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Company currently anticipates uncertain income tax positions will decrease by $1.9 million prior to December 31, 2008 as a result of a lapse of applicable statute of limitations and settlements with state jurisdictions; however, actual developments in this area could differ from those currently expected. Approximately $1.6 million, if recognized, would affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the year ended December 31, 2007 follows:

Gross balance as of January 1	$10,838
Additions based on tax positions of prior years	299
Additions based on tax positions related to the current year	723
Settlements with taxing authorities	—
Reductions for tax positions of prior years	(48)
Reductions based on tax positions related to the current year	—
Reductions due to lapse of applicable statute of limitations	(3,453)

Gross balance as of December 31	$8,359

Approximately $2.5 million of the reduction due to the lapse of statute of limitations shown above was related to the Company’s initial public offering, and accordingly, resulted in an addition to shareholders’ equity rather than affecting the effective tax rate.
The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of December 31, 2007, approximately $1.5 million in accrued interest and penalties was included in other liabilities. The Company recognized interest related to uncertain tax positions of approximately $80,000 for the year ended December 31, 2007. No penalties were accrued in the current year. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.
The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2004. With few exceptions, the Company is no longer subject to U.S. state/local income tax examinations by tax authorities prior to 2003. The tax years that are currently subject to examination by a significant jurisdiction are as follows:

Maine	2002 through 2004
Idaho	2003 through 2005
The provision for income taxes from continuing operations for the years ended December 31, 2007, 2006, and 2005 consists of the following components:

	2007	2006	2005
Current:
Federal	$45,016	40,881	51,140
State	1,674	340	2,686
Foreign	5	—	—

Total current provision	46,695	41,221	53,826

Deferred:
Federal	(24,105)	(4,708)	43,244
State	(874)	(276)	3,511
Foreign	—	—	—

Total deferred provision (benefit)	(24,979)	(4,984)	46,755

Provision for income tax expense	$21,716	36,237	100,581

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The differences between the income tax provision from continuing operations computed at the statutory federal corporate tax rate and the financial statement provision for income taxes for the years ended December 31, 2007, 2006, and 2005 are shown below:

	2007	2006	2005

Tax expense at federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	2.2	1.2	1.2
Resolution of uncertain federal and state tax matters	(0.4)	(2.8)	0.6
Credits	(3.6)	(0.5)	(1.0)
Put option	3.4	2.1	—
Other, net	1.4	0.4	0.2

Effective tax rate	38.0%	35.4%	36.0%

For the years represented, state incentive tax credits and state related FIN 48 and tax contingencies have been removed from the “state tax, net of federal income tax benefit” amount and are included net of federal income tax benefit in the “credits” and “resolution of uncertain federal and state tax matters” amounts. The effective tax rate increased primarily due to certain enacted state tax law changes and an increase related to its outstanding put options which are not deductible for tax purposes.
The Company’s net deferred income tax liability, which is included in “other liabilities” on the consolidated balance sheets, consists of the following components:

	As of December 31,
	2007	2006
Deferred tax assets:
Student loans	$17,839	9,044
Accrued expenses	5,455	3,963
Depreciation	1,726	132
Deferred revenue	990	658
Stock compensation	701	168
Foreign tax credit	803	—
Net operating loss carryforwards	773	247

Total gross deferred tax assets	28,287	14,212
Less, valuation allowance	(773)	—

Deferred tax assets	27,514	14,212

Deferred tax liabilities:
Loan origination services	61,348	44,508
Basis in certain derivative contracts	13,788	20,601
Amortization	9,447	32,031
Prepaid expenses	946	2,208
Other	162	308

Deferred tax liabilities	85,691	99,656

Net deferred income tax liability	$(58,177)	(85,444)

The Company repatriated $5.0 million in 2007 in connection with the sale of EDULINX. The Company recognized income tax expense and an offsetting benefit and included these items in the loss on disposal of EDULINX within discontinued operations. The tax benefit is a result of the $0.8 million of foreign tax credits available to offset future U.S. federal income taxes which management determined that the foreign tax credit carry forward meets the more-likely-than not criterion. Under current tax law, the 10-year carry forward period for the foreign tax credits will expire in 2017.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The Company has performed an evaluation of the recoverability of deferred tax assets. In assessing the realizability of the Company’s deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected taxable income, carry back opportunities, and tax planning strategies in making the assessment of the amount of the valuation allowance. With the exception of the Company’s state net operating loss carry forwards discussed below, it is management’s opinion that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance. As of December 31, 2007, various subsidiaries have state net operating loss carry forwards of $0.8 million expiring through tax year 2026. A valuation allowance has been established to reduce deferred income tax assets to amounts expected to be realized.
As of December 31, 2007 and 2006, current income taxes payable of $1.1 million and current income taxes receivable of $0.9 million are included in “other liabilities” and “other assets,” respectively, on the consolidated balance sheets.
17. Fair Value of Financial Instruments
The following table summarizes the fair values of the Company’s financial instruments:

	As of December 31,
	2007		2006
	Fair value	Carrying value	Fair value	Carrying value
Financial assets:
Student loans receivable	$27,061,783	26,736,122	24,514,443	23,789,552
Cash and cash equivalents	111,746	111,746	102,343	102,343
Restricted cash	842,020	842,020	1,388,719	1,388,719
Restricted investments	85,227	85,227	129,132	129,132
Restricted cash — due to customers	81,845	81,845	153,557	153,557
Accrued interest receivable	593,322	593,322	503,365	503,365
Derivative instruments	222,471	222,471	146,099	146,099

Financial liabilities:
Bonds and notes payable	28,106,745	28,115,829	25,583,865	25,562,119
Accrued interest payable	129,446	129,446	120,211	120,211
Due to customers	81,845	81,845	153,557	153,557
Derivative instruments	5,885	5,885	27,973	27,973
Cash and Cash Equivalents, Restricted Cash, Restricted Cash — Due to Customers, Accrued Interest Receivable/Payable, and Due to Customers
The carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
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
18. Employee Benefit Plans
Defined Contribution Plans
The Company has a 401(k) savings plan that cover substantially all of its U.S. employees. Employees may contribute up to 100% of their pre-tax salary, subject to IRS limitations. The Company made contributions to the plan of $4.5 million, $3.2 million, and $2.1 million during the years ended December 31, 2007, 2006, and 2005, respectively. Union Bank & Trust Company (“Union Bank”), an entity under common control with the Company, serves as the trustee for the plan.
Prior to joining the Company’s 401(k) plan, Peterson’s had a 401(k) savings plan in which employees were eligible to contribute up to 100% of their pre-tax salary, subject to IRS limitations. Peterson’s made contributions to the plan of approximately $53,000 for the period from July 27, 2006 (the Company’s date of acquisition of Peterson’s) to August 31, 2006 (the end date for the plan).
Prior to joining the Company’s 401(k) plan on January 1, 2007, FACTS had a 401(k) savings plan in which employees could contribute up to 100% of their pre-tax salary, subject to IRS limitations. FACTS made contributions to the plan of approximately $367,000 and $176,000 for the years ended December 31, 2006 and 2005, respectively.
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
A total of 1,000,000 Class A common stock shares are reserved for issuance under the employee share purchase plan, subject to equitable adjustment by the compensation committee in the event of stock dividends, recapitalizations, and other similar corporate events. All employees, other than those whose customary employment is 20 hours or less per week, who have been employed for at least six months, or another period determined by the Company’s compensation committee not in excess of two years, are eligible to purchase Class A common stock under the plan. During the years ended December 31, 2007, 2006, and 2005, the Company recognized compensation expense of approximately $279,000, $311,000, and $299,000, respectively, in connection with issuing 86,909 shares, 57,363 shares, and 35,699 shares, respectively, under this plan.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Restricted Stock Plan
The Company has a restricted stock plan that is intended to provide incentives to attract, retain, and motivate employees in order to achieve long-term growth and profitability objectives. The restricted stock plan provides for the grant to eligible employees of awards of restricted shares of Class A common stock. An aggregate of 2,000,000 shares of Class A common stock have been reserved for issuance under the restricted stock plan, subject to antidilution adjustments in the event of certain changes in capital structure.
During the years ended December 31, 2007, 2006, and 2005, the Company issued 563,022 shares, 79,529 shares, and 31,273 shares, respectively, of its Class A common stock under the restricted stock plan. In addition, 55,230 shares, 1,256 shares, and 650 shares were forfeited in 2007, 2006, and 2005, respectively. To date, the shares issued under this plan vest in either three or ten years. The Company records unearned compensation in shareholders’ equity (additional paid-in capital) upon issuance of restricted stock and recognizes compensation expense over the vesting period. For the years ended December 31, 2007, 2006, and 2005, the Company recognized compensation expense of $2.6 million, $0.4 million, and $0.1 million, respectively, related to shares issued under the restricted stock plan.
Employee Stock Purchase Loan Plan
During 2007 and 2006, the Company entered into loan agreements with employees pursuant to the Company’s Employee Stock Purchase Loan Plan (the “Loan Plan”). The Loan Plan was approved by the Company’s board of directors and shareholders at the annual shareholders meeting in May 2006. A total of $40.0 million in loans may be made under the Loan Plan, and a total of 1,000,000 shares of Class A common stock are reserved for issuance under the Loan Plan. Shares may be purchased directly from the Company or in the open market through a broker at prevailing market prices at the time of purchase. Loans under this plan mature ten years from grant date and bear interest equal to the three-month LIBOR rate plus 50 basis points. As of December 31, 2007 and 2006, the balance of the loans granted under the Loan Plan was $3.1 million and $2.8 million, respectively, and is reflected as a reduction to stockholders’ equity on the consolidated balance sheets.
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
During the years ended December 31, 2007, 2006, and 2005, the Company issued 13,691 shares, 8,133 shares, and 8,222 shares, respectively, of its Class A common stock to non-employee directors under this plan. These shares were issued to directors that elected to receive shares and did not defer receipt of the shares. In addition, during the years ended December 31, 2007, 2006, and 2005, 7,974 shares, 4,066 shares, and 6,727 shares, respectively, were issued to directors that elected to defer receipt of their shares until their termination from the board of directors. The deferred shares are included in the Company’s weighted average shares outstanding calculation. For the years ended December 31, 2007, 2006, and 2005, the Company recognized approximately $459,000, $483,000, and $500,000, respectively, of expense related to this plan.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
19. Commitments
The Company is committed under noncancelable operating leases for office and warehouse space and equipment. Total rental expense incurred by the Company for the years ended December 31, 2007, 2006, and 2005 was $13.4 million, $13.8 million, and $10.0 million, respectively. Minimum future rentals as of December 31, 2007, under noncancelable operating leases are shown below:

2008	$9,360
2009	9,684
2010	8,558
2011	6,583
2012	5,957
2013 and thereafter	8,076

$48,218

Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $1.3 million as of December 31, 2007.
20. Related Parties
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
The Company serviced loans for Union Bank of $31.3 million and $26.5 million as of December 31, 2007 and 2006, respectively. Income earned by the Company from servicing loans for Union Bank for the years ended December 31, 2007, 2006, and 2005 was $0.3 million, $0.3 million, and $1.3 million, respectively. As of December 31, 2007 and 2006, accounts receivable includes $0.1 million from Union Bank for loan servicing. The loan servicing terms with Union Bank were similar to those terms with unrelated entities.
During the years ended December 31, 2007, 2006, and 2005, the education lending subsidiaries purchased student loans of $252.5 million, $577.8 million, and $1.1 billion (which includes loans purchased in February 2005 as discussed above), respectively, from Union Bank. Premiums paid on these loans totaled $8.5 million, $10.8 million, and $31.9 million, respectively. The purchases from Union Bank were made on terms similar to those made with unrelated entities.
The Company has sold to Union Bank, as trustee, participation interests with balances of approximately $367.9 million and $226.3 million as of December 31, 2007 and 2006, respectively.
The Company participates in the Short-Term Federal Investment Trust (“STFIT”) of the Student Loan Trust Division of Union Bank, which is included in “cash and cash equivalents — held at a related party” and “restricted cash — due to customers” on the accompanying consolidated balance sheets. As of December 31, 2007 and 2006, the Company had approximately $72.7 million and $121.4 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which approximately $54.0 million as of December 31, 2006 was cash collected for customers. The Company’s participation in the STFIT had similar terms and investment yields as those prevailing for other nonaffiliated customers. Interest income earned by the Company on the amounts invested in the STFIT for the years ended December 31, 2007, 2006, and 2005 was $7.0 million, $7.9 million, and $4.6 million, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
During the years ended December 31, 2007, 2006, and 2005, Union Bank reimbursed the Company $3.1 million, $2.0 million, and $1.8 million, respectively, for marketing services and fees related to the Nebraska College Savings Plan.
On October 13, 2006, the Company purchased its corporate headquarters building and assumed certain existing lease agreements pursuant to which Union Bank leases office and storage space. The leases assumed by the Company provide for the lease to Union Bank of a total of approximately 15,000 square feet of office and storage space. Union Bank paid the Company approximately $173,000 and $28,000 for commercial rent and storage income during 2007 and 2006, respectively. The lease agreement expires on June 30, 2008, but is subject to options to extend the term of the lease for two periods of an additional five years each. Rental rates are subject to specified annual rental increases and additional rental increases based on increases in the cost of living measured by the National Consumer Price Index.
In December 2007, the Company sold a building to Union Bank for $600,000. Prior to the sale, the Company leased office space in that building to Union Bank for a total rental amount of approximately $34,000 during 2007. The Company recognized a gain of approximately $431,000 upon sale of the building.
On March 1, 2006, the Company entered into an agreement to acquire participation interests in non-federally insured loans from First National Bank Northeast at a price equal to the outstanding principal balance and accrued interest of such loans. The term of this agreement is for 364 days. As of December 31, 2007 and 2006, the balance of loans participated under this agreement was $0.1 million and $1.3 million, respectively, and is included in student loans receivable on the Company’s consolidated balance sheets. A director, executive officer, and significant shareholder of the Company, Michael S. Dunlap, is a director and indirectly a significant shareholder of First National Bank Northeast.
During the years ended December 31, 2007, 2006, and 2005, the Company paid entities under common control with the Company $0.4 million, $0.6 million, and $0.5 million, respectively, for payroll costs and miscellaneous fees and commissions. During the years ended December 31, 2007, 2006, and 2005, entities under common control with the Company paid the Company $0.2 million, $0.3 million, and $0.4 million, respectively, for consulting services.
In December 2007, the Company approved an assignment of a lease, to Union Financial Services Inc., a corporation of which Michael S. Dunlap, a significant shareholder, Chief Executive Officer, Chairman and a member of the Board of Directors of the Company, owns 50%, and Stephen F. Butterfield, Vice Chairman and a member of the Board of Directors of the Company, owns the other 50%. The lease is for approximately 3,100 square feet at a current base rent of $23.50 per square foot per year. The lease provides that base rent shall be subject to specified increases through the termination date of the lease on August 31, 2010.
Premiere, an entity with 50% interest owned by the Company through September 28, 2007, provided the Company with certain collection services. During the period from January 1, 2007 through September 28, 2007 (the date the Company sold Premiere) and the years ended December 31, 2006, and 2005, the Company incurred collection fee expenses of approximately $194,000, $380,000, and $552,000, respectively, for these services, which is included in “other” operating expenses in the accompanying consolidated statements of income. The Company also provided a $1.0 million operating line of credit to Premiere in June 2004 that was automatically renewable for 1 year terms. As of December 31, 2006, Premiere owed the Company approximately $379,000 under this line of credit, which is included in “other assets” in the accompanying consolidated balance sheets.
The Company has an agreement with 5280, an entity with 50% voting interest owned by the Company through November 1, 2005, to provide certain software development and technology support services. During the period from January 1, 2005 through November 1, 2005 (the effective date of the Company’s remaining 50% acquisition of 5280) the Company paid 5280 fees of $4.6 million for these services, which is included in “salaries and benefits” expense in the accompanying consolidated statements of income.
The Company has an agreement with FirstMark, an entity with 50% voting interest owned by the Company through November 1, 2005, whereby FirstMark has agreed to provide subcontracting servicing functions on the Company’s behalf with respect to private loan servicing. During the period from January 1, 2005 through November 1, 2005 (the effective date of the Company’s remaining 50% acquisition of FirstMark) the Company paid FirstMark fees of $5.2 million.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
21. Segment Reporting
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
In May 2007, the Company sold EDULINX, a Canadian student loan service provider and subsidiary of the Company. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented. The operating results of EDULINX were included in the Student Loan and Guaranty Servicing operating segment. The Company presents “base net income” excluding discontinued operations since the operations and cash flows of EDULINX have been eliminated from the ongoing operations of the Company. Therefore, the results of operations for the Student Loan and Guaranty Servicing segment exclude the operating results of EDULINX for all periods presented. See note 2 for additional information concerning EDULINX’s detailed operating results that have been segregated from continuing operations and reported as discontinued operations.
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
Student Loan and Guaranty Servicing
The Student Loan and Guaranty Servicing segment provides for the servicing of the Company’s student loan portfolios and the portfolios of third parties and servicing provided to guaranty agencies. The servicing activities include application processing, underwriting, disbursement of funds, customer service, account maintenance, federal reporting and billing collections, payment processing, default aversion, claim filing, and recovery/collection services. These activities are performed internally for the Company’s portfolio in addition to generating fee revenue when performed for third-party clients. The following are the primary product and service offerings the Company offers as part of its Student Loan and Guaranty Servicing segment:
•	Origination and servicing of FFELP loans;

•	Origination and servicing of non-federally insured student loans; and

•	Servicing and support outsourcing for guaranty agencies.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Tuition Payment Processing and Campus Commerce
The Tuition Payment Processing and Campus Commerce segment provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to K-12 and higher educational institutions, families, and students. In addition, this segment provides financial needs analysis for students applying for aid in private and parochial K-12 schools. This segment also provides customer-focused electronic transactions, information sharing, and account and bill presentment to educational institutions.
Enrollment Services and List Management
The Enrollment Services and List Management segment provides a wide range of direct marketing products and services to help schools and businesses reach the middle school, high school, college bound high school, college, and young adult market places. In addition, this segment offers products and services that are focused on helping (i) students plan and prepare for life after high school and (ii) colleges recruit and retain students.
Software and Technical Services
The Software and Technical Services segment provides information technology products and full-service technical consulting, with core areas of business in educational loan software solutions, business intelligence, technical consulting services, and enterprise content management solutions.
Segment Operating Results — “Base Net Income”
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Segment Results and Reconciliations to GAAP

	Year ended December 31, 2007
		Student	Tuition	Enrollment					“Base net
	Asset	Loan	Payment	Services	Software		Corporate		income”
	Generation	and	Processing	and	and		Activity	Eliminations	Adjustments	GAAP
	and	Guaranty	and Campus	List	Technical	Total	and	and	to GAAP	Results of
	Management	Servicing	Commerce	Management	Services	Segments	Overhead	Reclassifications	Results	Operations

Total interest income	$1,730,882	5,459	3,809	347	18	1,740,515	7,485	(3,737)	3,013	1,747,276
Interest expense	1,465,883	—	7	7	—	1,465,897	40,502	(3,737)	—	1,502,662

Net interest income	264,999	5,459	3,802	340	18	274,618	(33,017)	—	3,013	244,614

Less provision for loan losses	28,178	—	—	—	—	28,178	—	—	—	28,178

Net interest income after provision for loan losses	236,821	5,459	3,802	340	18	246,440	(33,017)	—	3,013	216,436

Other income (expense):
Loan and guaranty servicing income	294	127,775	—	—	—	128,069	—	—	—	128,069
Other fee-based income	13,387	—	42,682	103,311	—	159,380	1,508	—	—	160,888
Software services income	—	—	—	594	22,075	22,669	—	—	—	22,669
Other income	8,030	—	84	—	—	8,114	11,095	—	—	19,209
Intersegment revenue	—	74,687	688	891	15,683	91,949	9,040	(100,989)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	26,806	26,806
Derivative settlements, net	6,628	—	—	—	—	6,628	12,049	—	—	18,677

Total other income (expense)	28,339	202,462	43,454	104,796	37,758	416,809	33,692	(100,989)	26,806	376,318

Operating expenses:
Salaries and benefits	23,101	85,462	20,426	33,480	23,959	186,428	49,839	(1,747)	2,111	236,631
Restructure expense — severance and contract termination costs	2,406	1,840	—	929	58	5,233	4,998	(10,231)	—	—
Impairment expense	28,291	—	—	11,401	—	39,692	9,812	—	—	49,504
Other expenses	29,205	36,618	8,901	60,445	2,995	138,164	77,915	2,969	30,426	249,474
Intersegment expenses	74,714	10,552	364	335	775	86,740	5,240	(91,980)	—	—

Total operating expenses	157,717	134,472	29,691	106,590	27,787	456,257	147,804	(100,989)	32,537	535,609

Income (loss) before income taxes	107,443	73,449	17,565	(1,454)	9,989	206,992	(147,129)	—	(2,718)	57,145
Income tax expense (benefit) (a)	40,828	27,910	6,675	(553)	3,796	78,656	(57,285)	—	345	21,716

Net income (loss) from continuing operations	66,615	45,539	10,890	(901)	6,193	128,336	(89,844)	—	(3,063)	35,429
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	—	(2,575)	(2,575)

Net income (loss)	$66,615	45,539	10,890	(901)	6,193	128,336	(89,844)	—	(5,638)	32,854

Total Assets	$28,696,640	206,008	119,084	121,202	21,186	29,164,120	48,147	(49,484)	—	29,162,783

(a)	Income taxes are based on a percentage of net income before tax for the individual operating segment.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

	Year ended December 31, 2006
		Student	Tuition	Enrollment					“Base net
	Asset	Loan	Payment	Services	Software		Corporate		income”
	Generation	and	Processing	and	and		Activity	Eliminations	Adjustments	GAAP
	and	Guaranty	and Campus	List	Technical	Total	and	and	to GAAP	Results of
	Management	Servicing	Commerce	Management	Services	Segments	Overhead	Reclassifications	Results	Operations

Total interest income	$1,534,423	8,957	4,029	531	105	1,548,045	4,446	(2,858)	—	1,549,633
Interest expense	1,215,529	—	8	—	—	1,215,537	28,495	(2,858)	—	1,241,174

Net interest income	318,894	8,957	4,021	531	105	332,508	(24,049)	—	—	308,459

Less provision for loan losses	15,308	—	—	—	—	15,308	—	—	—	15,308

Net interest income after provision for loan losses	303,586	8,957	4,021	531	105	317,200	(24,049)	—	—	293,151

Other income (expense):
Loan and guaranty servicing income	—	121,593	—	—	—	121,593	—	—	—	121,593
Other fee-based income	11,867	—	35,090	55,361	—	102,318	—	—	—	102,318
Software services income	238	5	—	157	15,490	15,890	—	—	—	15,890
Other income	19,966	97	—	—	—	20,063	3,302	—	—	23,365
Intersegment revenue	—	63,545	503	1,000	17,877	82,925	662	(83,587)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(31,075)	(31,075)
Derivative settlements, net	18,381	—	—	—	—	18,381	5,051	—	—	23,432

Total other income (expense)	50,452	185,240	35,593	56,518	33,367	361,170	9,015	(83,587)	(31,075)	255,523

Operating expenses:
Salaries and benefits	53,036	83,988	17,607	15,510	22,063	192,204	32,979	(12,254)	1,747	214,676
Impairment expense	21,687	—	—	—	—	21,687	(199)	—	—	21,488
Other expenses	51,085	32,419	8,371	30,854	3,238	125,967	59,086	—	25,062	210,115
Intersegment expenses	52,857	12,577	1,025	17	—	66,476	4,857	(71,333)	—	—

Total operating expenses	178,665	128,984	27,003	46,381	25,301	406,334	96,723	(83,587)	26,809	446,279

Income (loss) before income taxes	175,373	65,213	12,611	10,668	8,171	272,036	(111,757)	—	(57,884)	102,395
Income tax expense (benefit) (a)	66,642	24,780	4,791	4,054	3,105	103,372	(46,902)	—	(20,233)	36,237

Net income (loss) before minority interest	108,731	40,433	7,820	6,614	5,066	168,664	(64,855)	—	(37,651)	66,158
Minority interest in subsidiary income	—	—	(242)	—	—	(242)	—	—	—	(242)

Net income (loss) from continuing operations	108,731	40,433	7,578	6,614	5,066	168,422	(64,855)	—	(37,651)	65,916
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	—	2,239	2,239

Net income (loss)	$108,731	40,433	7,578	6,614	5,066	168,422	(64,855)	—	(35,412)	68,155

Total Assets	$26,174,592	398,939	177,105	152,962	29,359	26,932,957	37,268	(200,661)	27,309	26,796,873

(a)	Income taxes are based on a percentage of net income before tax for the individual operating segment.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

	Year ended December 31, 2005
		Student	Tuition	Enrollment					“Base net
	Asset	Loan	Payment	Services	Software		Corporate		income”
	Generation	and	Processing	and	and		Activity	Eliminations	Adjustments	GAAP
	and	Guaranty	and Campus	List	Technical	Total	and	and	to GAAP	Results of
	Management	Servicing	Commerce	Management	Services	Segments	Overhead	Reclassifications	Results	Operations
Total interest income	$940,390	4,580	1,384	165	21	946,540	2,615	(45)	—	949,110
Interest expense	609,863	—	—	—	—	609,863	10,293	(45)	—	620,111

Net interest income	330,527	4,580	1,384	165	21	336,677	(7,678)	—	—	328,999
Less provision for loan losses	7,030	—	—	—	—	7,030	—	—	—	7,030

Net interest income after provision for loan losses	323,497	4,580	1,384	165	21	329,647	(7,678)	—	—	321,969

Other income (expense):
Loan and guaranty servicing income	—	93,332	—	—	—	93,332	—	—	—	93,332
Other fee-based income	9,053	—	14,239	12,349	—	35,641	—	—	—	35,641
Software services income	127	—	—	—	9,042	9,169	—	—	—	9,169
Other income	3,596	14	—	—	—	3,610	4,049	—	—	7,659
Intersegment revenue	—	42,798	—	139	5,848	48,785	408	(49,193)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	96,227	96,227
Derivative settlements, net	(17,008)	—	—	—	—	(17,008)	—	—	—	(17,008)

Total other income (expense)	(4,232)	136,144	14,239	12,488	14,890	173,529	4,457	(49,193)	96,227	225,020

Operating expenses:
Salaries and benefits	39,482	62,204	7,065	3,081	7,197	119,029	33,555	(10,452)	—	142,132
Other expenses	39,659	24,269	3,815	3,512	968	72,223	45,225	—	8,151	125,599
Intersegment expenses	33,070	5,196	99	—	(8)	38,357	384	(38,741)	—	—

Total operating expenses	112,211	91,669	10,979	6,593	8,157	229,609	79,164	(49,193)	8,151	267,731

Income (loss) before income taxes	207,054	49,055	4,644	6,060	6,754	273,567	(82,385)	—	88,076	279,258
Income tax expense (benefit) (a)	78,680	18,641	1,765	2,302	2,567	103,955	(36,701)	—	33,327	100,581

Net income (loss) before minority interest	128,374	30,414	2,879	3,758	4,187	169,612	(45,684)	—	54,749	178,677
Minority interest in subsidiary income	—	—	(603)	—	—	(603)	—	—	—	(603)

Net income (loss) from continuing operations	128,374	30,414	2,276	3,758	4,187	169,009	(45,684)	—	54,749	178,074
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	—	3,048	3,048

Net income (loss)	$128,374	30,414	2,276	3,758	4,187	169,009	(45,684)	—	57,797	181,122

Total Assets	$22,327,023	473,538	90,794	41,649	23,178	22,956,182	58,173	(248,081)	32,419	22,798,693

(a)	Income taxes are based on a percentage of net income before tax for the individual operating segment.
Corporate Activity and Overhead in the previous tables primarily includes the following items:
•	Income earned on certain investment activities;
•	Interest expense incurred on unsecured debt transactions;
•	Other products and service offerings that are not considered operating segments; and
•	Corporate activities and overhead functions such as executive management, human resources, accounting and finance, legal, marketing, and corporate technology support.
The assets held at the corporate level are not identified with any of the operating segments. Accordingly, these assets are included in the reconciliation of segment assets to total consolidated assets. These assets consist primarily of cash, investments, property and equipment, and other assets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The adjustments required to reconcile from the Company’s “base net income” measure to its GAAP results of operations relate to differing treatments for derivatives, foreign currency transaction adjustments, discontinued operations, and certain other items that management does not consider in evaluating the Company’s operating results. The following tables reflect adjustments associated with these areas by operating segment and Corporate Activity and Overhead for the years ended December 31, 2007, 2006 and 2005:

		Student	Tuition	Enrollment
	Asset	Loan	Payment	Services	Software	Corporate
	Generation	and	Processing	and	and	Activity
	and	Guaranty	and Campus	List	Technical	and
	Management	Servicing	Commerce	Management	Services	Overhead	Total

	Year ended December 31, 2007

Derivative market value, foreign currency, and put option adjustments (1)	$(24,224)	—	—	—	—	(2,582)	(26,806)
Amortization of intangible assets (2)	5,634	5,094	5,815	12,692	1,191	—	30,426
Compensation related to business combinations (3)	—	—	—	—	—	2,111	2,111
Variable-rate floor income (4)	(3,013)	—	—	—	—	—	(3,013)
Discontinued operations, net of tax (5)	—	2,575	—	—	—	—	2,575
Net tax effect (6)	8,209	(1,936)	(2,209)	(4,823)	(452)	1,556	345

Total adjustments to GAAP	$(13,394)	5,733	3,606	7,869	739	1,085	5,638

	Year ended December 31, 2006

Derivative market value, foreign currency, and put option adjustments (1)	$5,483	—	—	—	—	25,592	31,075
Amortization of intangible assets (2)	7,617	5,641	5,968	4,573	1,263	—	25,062
Compensation related to business combinations (3)	—	—	—	—	—	1,747	1,747
Variable-rate floor income (4)	—	—	—	—	—	—	—
Discontinued operations, net of tax (5)	—	(2,239)	—	—	—	—	(2,239)
Net tax effect (6)	(4,978)	(2,143)	(2,268)	(1,738)	(480)	(8,626)	(20,233)

Total adjustments to GAAP	$8,122	1,259	3,700	2,835	783	18,713	35,412

	Year ended December 31, 2005

Derivative market value, foreign currency, and put option adjustments (1)	$(95,854)	—	—	—	—	(373)	(96,227)
Amortization of intangible assets (2)	1,840	1,082	2,350	2,032	847	—	8,151
Compensation related to business combinations (3)	—	—	—	—	—	—	—
Variable-rate floor income (4)	—	—	—	—	—	—	—
Discontinued operations, net of tax (5)	—	(3,048)	—	—	—	—	(3,048)
Net tax effect (6)	35,726	(412)	(893)	(772)	(322)	—	33,327

Total adjustments to GAAP	$(58,288)	(2,378)	1,457	1,260	525	(373)	(57,797)

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

(3)
Compensation related to business combinations: As discussed in note 7, the Company has structured certain business combinations in which the consideration paid has been dependent on the sellers’ continued employment with the Company. As such, the value of the consideration paid is recognized as compensation expense by the Company over the term of the applicable employment agreement. “Base net income” excludes this expense.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

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

(5)
Discontinued operations: In May 2007, the Company sold EDULINX. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented. The Company presents “base net income” excluding discontinued operations since the operations and cash flows of EDULINX have been eliminated from the ongoing operations of the Company.

(6)	Tax effect computed at 38%. The change in the value of the put option (included in Corporate Activity and Overhead) is not tax effected as this is not deductible for income tax purposes.
22. Quarterly Financial Information (Unaudited)

	2007
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
Net interest income	$67,984	67,976	64,399	44,255
Less provision for loan losses	2,753	2,535	18,340	4,550

Net interest income after provision for loan losses	65,231	65,441	46,059	39,705
Other income	83,122	78,657	84,011	85,045
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	(7,890)	10,743	16,113	26,517
Operating expenses	(121,229)	(120,646)	(123,941)	(120,289)
Impairment expense	—	—	(49,504)	—
Income tax (expense) benefit	(7,264)	(13,306)	10,664	(11,810)
Minority interest in net earnings of subsidiaries	—	—	—	—

Income (loss) from continuing operations	11,970	20,889	(16,598)	19,168
Income (loss) from discontinued operations, net of tax	2,810	(6,135)	909	(159)

Net income (loss)	$14,780	14,754	(15,689)	19,009

Earnings (loss) per share, basic and diluted:
Income (loss) from continuing operations	$0.23	0.42	(0.34)	0.39
Income (loss) from discontinued operations	0.06	(0.12)	0.02	—

Net income (loss)	$0.29	0.30	(0.32)	0.39

	2006
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
Net interest income	$86,188	86,147	72,308	63,816
Less provision for loan losses	9,618	2,190	1,700	1,800

Net interest income after provision for loan losses	76,570	83,957	70,608	62,016
Other income	53,841	51,924	81,410	75,991
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	44,007	35,782	(74,935)	(12,497)
Operating expenses	(93,220)	(101,290)	(114,288)	(115,993)
Impairment expense	—	—	—	(21,488)
Income tax (expense) benefit	(30,042)	(26,038)	13,744	6,099
Minority interest in net earnings of subsidiaries	(242)	—	—	—

Income (loss) from continuing operations	50,914	44,335	(23,461)	(5,872)
Income (loss) from discontinued operations, net of tax	1,152	1,418	1,107	(1,438)

Net income (loss)	$52,066	45,753	(22,354)	(7,310)

Earnings (loss) per share, basic and diluted:
Income (loss) from continuing operations	0.94	0.81	(0.44)	(0.11)
Income (loss) from discontinued operations	0.02	0.03	0.02	(0.03)

Net income (loss)	$0.96	0.84	(0.42)	(0.14)

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
23. Condensed Parent Company Financial Statements
The following represents the condensed balance sheets as of December 31, 2007 and 2006 and condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2007 for Nelnet, Inc.
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
Balance Sheets
(Parent Company Only)

	As of December 31,
	2007	2006
Assets:
Cash and cash equivalents	$50,677	43,783
Restricted cash — due to customers	57,529	133,554
Investment in subsidiaries	652,047	991,471
Intangible assets, net	34,434	49,417
Accounts receivable	22,453	26,066
Other assets	464,040	595,814

Total assets	$1,281,180	1,840,105

Liabilities:
Notes payable	$569,550	936,464
Accrued interest payable	5,153	7,046
Other liabilities	40,069	91,191
Due to customers	57,529	133,554

Total liabilities	672,301	1,168,255

Shareholders’ equity:
Common stock	495	525
Additional paid-in capital	96,185	177,678
Retained earnings	515,317	496,341
Employee notes receivable	(3,118)	(2,825)
Accumulated other comprehensive income, net of taxes	—	131

Total shareholders’ equity	608,879	671,850

Total liabilities and shareholders’ equity	$1,281,180	1,840,105

Statements of Income
(Parent Company Only)

	Year ended December 31,
	2007	2006	2005

Operating revenues	$220,985	206,528	190,373
Operating expenses	143,329	186,399	132,341

Net operating income	77,656	20,129	58,032

Net interest income (expense)	(31,429)	(16,001)	(2,614)
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	35,581	11,497	79,707
Equity in earnings (loss) of subsidiaries	(14,243)	57,598	93,216
Income tax expense	32,136	7,307	50,267

Net income from continuing operations	35,429	65,916	178,074
Income (loss) on discontinued operations, net of tax	(2,575)	2,239	3,048

Net income	$32,854	68,155	181,122

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Statements of Cash Flows
(Parent Company Only)

	Year ended December 31,
	2007	2006	2005
Net income	$32,854	68,155	181,122
Income (loss) from discontinued operations	(2,575)	2,239	3,048

Income from continuing operations	35,429	65,916	178,074
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities, net of business acquisitions:
Depreciation and amortization	7,606	8,258	1,953
Derivative market value adjustment	(13,818)	21,761	(97,004)
Proceeds from termination of interest rate swaps	50,843	—	—
Proceeds from sale of floor contracts	—	8,580	—
Payments to terminate floor contracts	(8,100)	—	—
Impairment expense	8,643	—	—
Equity in (earnings) loss of subsidiaries	14,243	(57,598)	(93,216)
Income from equity method investment	(1,144)	(491)	(91)
Gain on sale of equity method investment	(3,942)	—	—
Non-cash compensation expense	6,686	2,495	1,810
Other non-cash items	824	4,640	28
Decrease (increase) in accounts receivable	3,613	(1,751)	(3,395)
Decrease (increase) in other assets	69,271	(309,207)	(181,077)
(Decrease) increase in accrued interest payable	(1,893)	5,266	1,780
(Decrease) increase in other liabilities	(5,099)	17,399	20,198

Net cash provided by (used in) operating activities	163,162	(234,732)	(170,940)

Cash flows from investing activities, net of business acquisitions:
Decrease in restricted cash	—	—	10,018
Purchases of property and equipment, net	(9)	—	(3,760)
Distribution from equity method investment	747	149	—
Capital contributions to/from subsidiary, net	309,413	(240,732)	(37,703)
Purchase of loan origination rights	—	—	(9,020)
Business acquisitions, net of cash acquired	(4,950)	(13,130)	(92,231)
Consideration paid to expand customer relationships	—	—	(41,282)
Proceeds from sale of equity method investment	10,000	—	—

Net cash provided by (used in) investing activities	315,201	(253,713)	(173,978)

Cash flows from financing activities:
Payments on notes payable	(597,297)	—	—
Proceeds from issuance of notes payable	230,383	564,464	372,000
Payments of debt issuance costs	(114)	(3,156)	(3,058)
Dividends paid	(13,817)	—	—
Payment on settlement of put option	(15,875)	—	—
Proceeds from issuance of common stock	1,467	1,645	961
Repurchases of common stock	(76,648)	(62,389)	—
Payments received on employee stock notes receivable	432	—	—
Loans to employees for purchases of common stock	—	(2,825)	—

Net cash provided by (used in) financing activities	(471,469)	497,739	369,903

Net increase in cash and cash equivalents	6,894	9,294	24,985

Cash and cash equivalents, beginning of period	43,783	34,489	9,504

Cash and cash equivalents, end of period	$50,677	43,783	34,489

APPENDIX A
DESCRIPTION OF
THE FEDERAL FAMILY EDUCATION LOAN PROGRAM
AND
GUARANTEE AGENCIES
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

For subsidized Stafford Loans for undergraduates, the applicable interest rate is reduced in phases for which the first disbursement is made on or after:
•	July 1, 2008 and before July 1, 2009, the applicable interest rate will be fixed at 6.00%,

•	July 1, 2009 and before July 1, 2010, the applicable interest rate will be fixed at 5.60%,

•	July 1, 2010 and before July 1, 2011, the applicable interest rate will be fixed at 4.50%,

•	July 1, 2011 and before July 1, 2012, the applicable interest rate will be fixed at 3.40%.
Interest rates for subsidized Stafford Loans made to undergraduate borrowers first disbursed on or after July 1, 2012, will revert to 6.80%.
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

Interest rates for Unsubsidized Stafford Loans. Unsubsidized Stafford Loans are subject to the same interest rate provisions as Subsidized Stafford Loans, with the exception of Unsubsidized Stafford Loans first disbursed on or after July 1, 2008, which will retain a fixed interest rate of 6.80%.
PLUS Loans
General. PLUS Loans are made to parents, and under certain circumstances spouses of remarried parents, of dependent undergraduate students. Effective July 1, 2006, graduate and professional students are eligible borrowers under the PLUS Loan program. For PLUS Loans made on or after July 1, 1993, the borrower must not have an adverse credit history as determined by criteria established by the Secretary of Education. The basic provisions applicable to PLUS Loans are similar to those of Stafford Loans with respect to the involvement of guarantee agencies and the Secretary of Education in providing federal insurance and reinsurance on the loans. However, PLUS Loans differ significantly, particularly from the Subsidized Stafford Loans, in that federal interest subsidy payments are not available under the PLUS Loan Program and special allowance payments are more restricted.
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
Beginning July 1, 2001, for PLUS Loans first disbursed on or after July 1, 1987, but before October 1, 1992, the applicable interest rate is variable and is based on the weekly average one-year constant maturity Treasury bill yield for the last calendar week ending on or before June 26 preceding July 1 of each year, plus 3.25%. The variable interest rate is adjusted annually on July 1. The maximum interest rate is 12%. Prior to July 1, 2001, PLUS Loans in this category had interest rates which were based on the 52-week Treasury bill auctioned at the final auction held prior to the preceding June 1, plus 3.25%. The annual (July 1) variable interest rate adjustment was applicable prior to July 1, 2001, as was the maximum interest rate of 12%. Note that PLUS Loans originally made at a fixed interest rate, which have been refinanced for purposes of securing a variable interest rate, are subject to the variable interest rate calculation described in this paragraph.
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
SLS Loans
General. SLS Loans were limited to graduate or professional students, independent undergraduate students, and dependent undergraduate students, if the students’ parents were unable to obtain a PLUS Loan. Except for dependent undergraduate students, eligibility for SLS Loans was determined without regard to need. SLS Loans were similar to Stafford Loans with respect to the involvement of guarantee agencies and the Secretary of Education in providing federal insurance and reinsurance on the loans. However, SLS Loans differed significantly, particularly from Subsidized Stafford Loans, because federal interest subsidy payments were not available under the SLS Loan Program and special allowance payments were more restricted. The SLS Loan Program was discontinued on July 1, 1994.

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

For a discussion of required payments that reduce the return on Consolidation Loans, see “Fees — Rebate Fees on Consolidation Loans” in this Appendix.
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
Loan limits for Subsidized Stafford and Unsubsidized Stafford Loans. For dependent undergraduate students, Subsidized Stafford and Unsubsidized Stafford Loans are generally treated as one loan type for loan limit purposes. A student who has not successfully completed the first year of a program of undergraduate education may borrow up to $3,500 in an academic year. A student who has successfully completed the first year, but who has not successfully completed the second year, may borrow up to $4,500 per academic year. An undergraduate student who has successfully completed the first and second years, but who has not successfully completed the remainder of a program of undergraduate education, may borrow up to $5,500 per academic year.
Independent undergraduate students are subject to the same limits as those applicable to dependent students, but are also eligible for additional Unsubsidized Stafford Loan amounts. Such amounts are increased by $4,000 for each of the first two years and by $5,000 for third-, fourth-, and fifth-year students. For students enrolled in programs of less than an academic year in length, the limits are generally reduced in proportion to the amount by which the programs are less than one year in length. A graduate or professional student may borrow up to $20,500 in an academic year where no more than $8,500 is representative of Subsidized Stafford Loan amounts.
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
Income-sensitive repayment schedule. Since 1993, lenders have been required to offer income-sensitive repayment schedules, in addition to standard and graduated repayment schedules, for Stafford, SLS, and Consolidation Loans. Beginning in 2000, lenders have been required to offer income-sensitive repayment schedules to PLUS borrowers as well. Use of income-sensitive repayment schedules may extend the maximum repayment period for up to five years if the payment amount established from the borrower’s income will not repay the loan within the maximum applicable repayment period.
Income-based repayment schedule. Effective July 1, 2009, a borrower in the Federal Family Education Loan Program or Federal Direct Loan Program may qualify for an income-based repayment schedule regardless of the disbursement dates of the loans if he or she has a partial financial hardship. A borrower has a financial hardship if the annual loan payment amount based on a 10-year repayment schedule exceeds 15% of the borrower’s adjusted gross income, minus 150% of the poverty line for the borrower’s actual family size. Interest will be paid by the Department of Education for subsidized loans for the first three years. Interest will capitalize at the end of election for income-based repayment, or when the borrower begins making payments under a standard repayment schedule.

The Department will cancel any outstanding balance after 25 years if a borrower who has made payments under this schedule meets certain criteria.
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

•
during a period not exceeding three years while the borrower is a full-time volunteer in service which the secretary has determined is comparable to service in the Peace Corp or under the Domestic Volunteer Act of 1970 with an organization which is exempt from taxation under Section 501(c)(3) of the Internal Revenue Code;

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

•
during a period not exceeding three years for any reason which has caused or will cause the borrower economic hardship. Economic hardship includes working full time and earning an amount that does not exceed the greater of the federal minimum wage or 150% of the poverty line applicable to a borrower’s family size and state of residence. Additional categories of economic hardship are based on the relationship between a borrower’s educational debt burden and his or her income, the receipt of payments from a state or federal public assistance program, or service in the Peace Corps.

A borrower serving on active duty during a war or other military operation or national emergency, or performing qualifying National Guard duty during a war or other military operation or national emergency may obtain a military deferment. Eligible borrowers may receive the deferment for all outstanding Title IV loans in repayment effective October 1, 2007, for all periods of active duty service that include that date or begin on or after that date. The deferment period includes the borrower’s service period and 180 days following the demobilization date.
A borrower serving on or after October 1, 2007, may receive up to 13 months of active duty student deferment after the completion of military service if he or she meets the following conditions.
•	is a National Guard member, Armed Forces reserves member, or retired member of the Armed Forces;

•	is called or ordered to active duty;

•	is enrolled at the time of, or was enrolled within six months prior to, the activation in a program at an eligible institution.
The active duty student deferment ends the earlier of when the borrower returns to an enrolled status, or at the end of 13 months.
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
Fees
Guarantee fee and Federal default fee. For loans for which the date of guarantee of principal is before July 1, 2006, a guarantee agency is authorized to charge a premium, or guarantee fee, of up to 1% of the principal amount of the loan, which must be deducted proportionately from each disbursement of the proceeds of the loan to the borrower. For loans for which the date of guarantee of principal is on or after July 1, 2006, a guarantee agency is required to collect and deposit into the Federal Student Loan Reserve Fund a Federal default fee in an amount equal to 1% of the principal amount of the loan. The fee is to be collected either by deduction from the proceeds of the loan or by payment from other non-Federal sources. Guarantee fees may not currently be charged to borrowers of Consolidation Loans. For loans made prior to July 1, 1994, the maximum guarantee fee was 3% of the principal amount of the loan, but no such guarantee fee was authorized to be charged with respect to Unsubsidized Stafford Loans.
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

Beginning with loans first disbursed on or after July 1, 2006, the maximum origination fee which may be charged to a Stafford Loan borrower decreases according to the following schedule:
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
Lender fee. The lender of any loan made under the Federal Family Education Loan Program is required to pay a fee to the Secretary of Education. For loans made on or after October 1, 1993, but before October 1, 2007, the fee was equal to 0.5% of the principal amount of such loan. For loans made on or after October 1, 2007, the fee is equal to 1.0% of the principal amount of such loan. This fee cannot be charged to the borrower.
Rebate fee on Consolidation Loans. The holder of any Consolidation Loan made on or after October 1, 1993, is required to pay to the Secretary of Education a monthly rebate fee. For loans made on or after October 1, 1993, from applications received prior to October 1, 1998, and after January 31, 1999, the fee is equal to 0.0875% (1.05% per annum) of the principal and accrued interest on the Consolidation Loan. For loans made from applications received during the period beginning on or after October 1, 1998, through January 31, 1999, the fee is reduced to 0.0517% (0.62% per annum).
Interest subsidy payments
Interest subsidy payments are interest payments paid on the outstanding principal balance of an eligible loan before the time that the loan enters repayment and during deferment periods. The Secretary of Education and the guarantee agencies enter into interest subsidy agreements whereby the Secretary of Education agrees to pay interest subsidy payments on a quarterly basis to the holders of eligible guaranteed loans for the benefit of students meeting certain requirements, subject to the holders’ compliance with all requirements of the Higher Education Act. Subsidized Stafford Loans are eligible for interest payments. Consolidation Loans for which the application was received on or after January 1, 1993, are eligible for interest subsidy payments. Consolidation Loans made from applications received on or after August 10, 1993, are eligible for interest subsidy payments only if all underlying loans consolidated are Subsidized Stafford Loans. Consolidation Loans for which the application is received by an eligible lender on or after November 13, 1997, are eligible for interest subsidy payments on that portion of the Consolidation Loan that repays subsidized Federal Family Education Loan Program Loans or similar subsidized loans made under the Direct Loan Program. The portion of the Consolidation Loan that repays HEAL Loans is not eligible for interest subsidy, regardless of the date the Consolidation Loan was made.
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
On or after October 1, 2007 and held by a Department of Education certified not-for-profit holder or Eligible Lender Trustee holding on behalf of a Department of Education certified not-for-profit entity
3 Month Commercial Paper Rate less Applicable Interest Rate + 1.94%(4)
All other loans on or after October 1, 2007	3 Month Commercial Paper Rate less Applicable Interest Rate + 1.79%(5)

(1)	Substitute 2.5% in this formula while such loans are in-school, grace or deferment status

(2)	Substitute 2.2% in this formula while such loans are in-school, grace or deferment status.

(3)	Substitute 1.74% in this formula while such loans are in-school, grace or deferment status.

(4)	Substitute 1.34% in this formula while such loans are in-school, grace or deferment status.

(5)	Substitute 1.19% in this formula while such loans are in-school, grace or deferment status.
PLUS, SLS and Consolidation Loans. The formula for special allowance payments on PLUS, SLS and Consolidation Loans are as follows:

Date of Loans	Annualized SAP Rate
On or after October 1, 1992	T-Bill Rate less Applicable Interest Rate + 3.1%
On or after January 1, 2000	3 Month Commercial Paper Rate less Applicable Interest Rate + 2.64%
PLUS loans on or after October 1, 2007 and held by a Department of Education certified not-for-profit holder or Eligible Lender Trustee holding on behalf of a Department of Education certified not-for-profit entity
3 Month Commercial Paper Rate less Applicable Interest Rate + 1.94%
All other PLUS loans on or after October 1, 2007	3 Month Commercial Paper Rate less Applicable Interest Rate + 1.79%
Consolidation loans on or after October 1, 2007 and held by a Department of Education certified not-for-profit holder or Eligible Lender Trustee holding on behalf of a Department of Education certified not-for-profit entity
3 Month Commercial Paper Rate less Applicable Interest Rate + 2.24%
All other Consolidation loans on or after October 1, 2007	3 Month Commercial Paper Rate less Applicable Interest Rate + 2.09%
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
Recapture of excess interest. The Higher Education Reconciliation Act of 2005 provides that, with respect to a loan for which the first disbursement of principal is made on or after April 1, 2006, if the applicable interest rate for any three-month period exceeds the special allowance support level applicable to the loan for that period, an adjustment must be made by calculating the excess interest and crediting such amounts to the Secretary of Education not less often than annually. The amount of any adjustment of interest for any quarter will be equal to the applicable interest rate minus the special allowance support level for the loan, multiplied by the average daily principal balance of the loan during the quarter, divided by four.

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
Direct Loans
The Student Loan Reform Act of 1993 authorized a program of “direct loans” to be originated by schools with funds provided by the Secretary of Education. Under the Direct Loan Program, the Secretary of Education enters into agreements with schools, or origination agents in lieu of schools, to disburse loans with funds provided by the Secretary of Education. Participation in the program by schools is voluntary. The goals set forth in 1993 called for the Direct Loan Program to constitute 5% of the total volume of loans made under the Federal Family Education Loan Program and the Direct Loan Program for academic year 1994-1995, 40% for academic year 1995-1996, 50% for academic years 1996-1997 and 1997-1998, and 60% for academic year 1998-1999. No provision is made for the size of the Direct Loan Program thereafter. The 1998 Amendments removed references to the “phase-in” of the Direct Loan Program, including restrictions on annual limits for Direct Loan Program volume and the Secretary’s authority to select additional institutions to achieve balanced school representation. According to the most recent information released by the Secretary of Education, the Direct Loan Program accounted for approximately 25% of total student loan volume in 2004, although this portion of total volume has decreased from approximately 33% in 1998. Additionally, the President’s Budget for Fiscal Year 2008 indicates Direct Loans constituted 21% of total student loan volume in 2006.
The loan terms are generally the same under the Direct Loan Program as under the Federal Family Education Loan Program, though more flexible repayment, consolidation, and forgiveness provisions are available under the Direct Loan Program. At the discretion of the Secretary of Education, students attending schools that participate in the Direct Loan Program (and their parents) may still be eligible for participation in the Federal Family Education Loan Program, though no borrower can obtain loans under both programs for the same period of enrollment.
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

EXHIBIT INDEX

Exhibit
No.	Description

12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of Nelnet, Inc.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.
32.**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith