Form 10-Q
period 2008-03-31
NELNET INC
filed 2008-05-12
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
COMMISSION FILE NUMBER 001-31924

NELNET, INC.
(Exact name of registrant as specified in its charter)

NEBRASKA (State or other jurisdiction of incorporation or organization)	84-0748903 (I.R.S. Employer Identification No.)

121 SOUTH 13TH STREET, SUITE 201 LINCOLN, NEBRASKA (Address of principal executive offices)	68508 (Zip Code)
(402) 458-2370
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2008, there were 37,910,408 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,058,604 shares of Class A Common Stock held by a wholly owned subsidiary).

NELNET, INC.
FORM 10-Q
INDEX
March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	57

Item 4. Controls and Procedures	63

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	63

Item 1A. Risk Factors	64

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 6. Exhibits	67

Signatures	68

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	As of	As of
	March 31, 2008	December 31, 2007
	(unaudited)
Assets:
Student loans receivable (net of allowance for loan losses of $46,137 and $45,592, respectively)	$26,321,345	26,736,122
Student loans receivable — held for sale	423,651	—
Cash and cash equivalents:
Cash and cash equivalents — not held at a related party	15,881	38,305
Cash and cash equivalents — held at a related party	108,290	73,441

Total cash and cash equivalents	124,171	111,746
Restricted cash	1,700,229	842,020
Restricted investments	95,409	85,227
Restricted cash — due to customers	48,955	81,845
Accrued interest receivable	526,544	593,322
Accounts receivable, net	47,752	49,084
Goodwill	175,178	164,695
Intangible assets, net	92,897	112,830
Property and equipment, net	48,089	55,797
Other assets	120,523	107,624
Fair value of derivative instruments	295,073	222,471

Total assets	$30,019,816	29,162,783

Liabilities:
Bonds and notes payable	$29,129,133	28,115,829
Accrued interest payable	92,740	129,446
Other liabilities	160,850	220,899
Due to customers	48,955	81,845
Fair value of derivative instruments	50,031	5,885

Total liabilities	29,481,709	28,553,904

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 37,912,773 shares as of March 31, 2008 and 37,980,617 shares as of December 31, 2007	379	380
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,495,377 shares as of March 31, 2008 and December 31, 2007	115	115
Additional paid-in capital	97,875	96,185
Retained earnings	442,034	515,317
Employee notes receivable	(2,296)	(3,118)

Total shareholders’ equity	538,107	608,879

Commitments and contingencies
Total liabilities and shareholders’ equity	$30,019,816	29,162,783

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(unaudited)

	Three months ended March 31,
	2008	2007
Interest income:
Loan interest	$329,986	397,054
Investment interest	11,680	21,425

Total interest income	341,666	418,479
Interest expense:
Interest on bonds and notes payable	325,141	350,495

Net interest income	16,525	67,984
Less provision for loan losses	5,000	2,753

Net interest income after provision for loan losses	11,525	65,231

Other income (expense):
Loan and guaranty servicing income	26,113	30,466
Other fee-based income	45,913	40,029
Software services income	6,752	5,748
Other income	1,429	6,879
Loss on sale of loans and reduction in fair value related to loans held for sale	(47,493)	—
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	(16,598)	(7,890)

Total other income	16,116	75,232

Operating expenses:
Salaries and benefits	53,843	61,704
Other operating expenses:
Impairment expense	18,834	—
Advertising and marketing	16,203	13,993
Depreciation and amortization	10,834	11,010
Professional and other services	8,107	8,369
Occupancy and communications	5,841	5,219
Postage and distribution	3,817	4,519
Trustee and other debt related fees	2,390	2,843
Other	8,968	13,572

Total other operating expenses	74,994	59,525

Total operating expenses	128,837	121,229

Income (loss) before income taxes	(101,196)	19,234
Income tax expense (benefit)	(31,371)	7,264

Income (loss) from continuing operations	(69,825)	11,970
Income from discontinued operations, net of tax	—	2,810

Net income (loss)	$(69,825)	14,780

Earnings (loss) per share, basic and diluted:
Income (loss) from continuing operations	$(1.42)	0.23
Income from discontinued operations	—	0.06

Net income (loss)	$(1.42)	0.29

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except share data)
(unaudited)

										Accumulated
	Preferred				Class A	Class B	Additional		Employee	other	Total
	stock	Common stock shares		Preferred	common	common	paid-in	Retained	notes	comprehensive	shareholders’
	shares	Class A	Class B	stock	stock	stock	capital	earnings	receivable	income	equity

Balance as of December 31, 2006	—	39,035,169	13,505,812	$—	390	135	177,678	496,341	(2,825)	131	671,850

Comprehensive income:
Net income	—	—	—	—	—	—	—	14,780	—	—	14,780
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	—	—	252	252
Non-pension postretirement benefit plan	—	—	—	—	—	—	—	—	—	(1)	(1)

Total comprehensive income											15,031
Cash dividend on Class A and Class B common stock — $0.07 per share	—	—	—	—	—	—	—	(3,464)	—	—	(3,464)
Adjustment to adopt provisions of FASB Interpretation No. 48	—	—	—	—	—	—	—	(61)	—	—	(61)
Issuance of common stock, net of forfeitures	—	113,091	—	—	1	—	2,339	—	—	—	2,340
Compensation expense for stock based awards	—	—	—	—	—	—	758	—	—	—	758
Repurchase of common stock	—	(3,061,072)	—	—	(30)	—	(75,430)	—	—	—	(75,460)
Conversion of common stock	—	2,010,435	(2,010,435)	—	20	(20)	—	—	—	—	—
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	124	—	124

Balance as of March 31, 2007	—	38,097,623	11,495,377	$—	381	115	105,345	507,596	(2,701)	382	611,118

Balance as of December 31, 2007	—	37,980,617	11,495,377	$—	380	115	96,185	515,317	(3,118)	—	608,879
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(69,825)	—	—	(69,825)

Total comprehensive income											(69,825)
Cash dividend on Class A and Class B common stock — $0.07 per share	—	—	—	—	—	—	—	(3,458)	—	—	(3,458)
Forfeitures of common stock, net of issuances	—	(19,780)	—	—	(1)	—	763	—	—	—	762
Compensation expense for stock based awards	—	—	—	—	—	—	1,415	—	—	—	1,415
Repurchase of common stock	—	(48,064)	—	—	—	—	(488)	—	—	—	(488)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	822	—	822

Balance as of March 31, 2008	—	37,912,773	11,495,377	$—	379	115	97,875	442,034	(2,296)	—	538,107

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three months ended March 31,
	2008	2007
Net income (loss)	$(69,825)	14,780
Income from discontinued operations	—	2,810

Income (loss) from continuing operations	(69,825)	11,970
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization, including loan premiums and deferred origination costs	38,952	69,968
Derivative market value adjustment	(36,003)	(3,613)
Foreign currency transaction adjustment	92,937	13,686
Change in value of put options issued in business acquisitions	427	2,057
Proceeds from termination of derivative instruments	7,547	—
Payments to terminate floor contracts	—	(8,100)
Impairment expense	18,834	—
Loss (gain) on sale of student loans and reduction in fair value related to loans held for sale	47,474	(1,786)
Non-cash compensation expense	3,099	844
Deferred income tax benefit	(27,389)	(1,086)
Provision for loan losses	5,000	2,753
Other non-cash items	191	(2,243)
Decrease (increase) in accrued interest receivable	66,778	(43,744)
Decrease in accounts receivable	1,332	5,395
(Increase) decrease in other assets	(11,678)	2,392
Decrease in accrued interest payable	(36,706)	(5,420)
Decrease in other liabilities	(26,027)	(4,519)

Net cash flows from operating activities — continuing operations	74,943	38,554
Net cash flows from operating activities — discontinued operations	—	6,436

Net cash provided by operating activities	74,943	44,990

Cash flows from investing activities, net of business acquisitions:
Originations, purchases, and consolidations of student loans, including loan premiums and deferred origination costs	(1,174,366)	(1,751,965)
Purchases of student loans, including loan premiums, from a related party	(177,788)	(22,197)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	424,315	475,211
Proceeds from sale of student loans	841,087	53,432
Purchases of property and equipment, net	(1,350)	(7,218)
(Increase) decrease in restricted cash	(858,209)	359,194
Purchases of restricted investments	(89,576)	(124,690)
Proceeds from maturities of restricted investments	79,394	139,059
Purchases of equity method investments	(1,718)	—
Distributions from equity method investments	—	100
Business acquisitions, net of cash acquired	(18,000)	1,883

Net cash flows from investing activities — continuing operations	(976,211)	(877,191)
Net cash flows from investing activities — discontinued operations	—	(109)

Net cash used in investing activities	(976,211)	(877,300)

Cash flows from financing activities:
Payments on bonds and notes payable	(550,318)	(690,492)
Proceeds from issuance of bonds and notes payable	1,459,422	1,669,801
Proceeds (payments) from issuance of notes payable due to a related party, net	11,321	(53,008)
Payments of debt issuance costs	(3,184)	(1,369)
Dividends paid	(3,458)	(3,464)
Proceeds from issuance of common stock	—	525
Repurchases of common stock	(488)	(75,460)
Payments received on employee stock notes receivable	398	124

Net cash flows from financing activities — continuing operations	913,693	846,657
Net cash flows from financing activities — discontinued operations	—	—

Net cash provided by financing activities	913,693	846,657

Effect of exchange rate fluctuations on cash	—	135

Net increase in cash and cash equivalents	12,425	14,482

Cash and cash equivalents, beginning of period	111,746	106,086

Cash and cash equivalents, end of period	$124,171	120,568

Supplemental disclosures of cash flow information:
Interest paid	$354,904	315,682

Income taxes paid, net of refunds	$5,343	780

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)
1. Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2007 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain amounts from 2007 have been reclassified to conform to the current period presentation.
2. Discontinued Operations
On May 25, 2007, the Company sold EDULINX Canada Corporation (“EDULINX”), a Canadian student loan service provider and subsidiary of the Company. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations in the accompanying consolidated statements of operations for the three months ended March 31, 2007. The segment results in note 12 also reflect the reclassification of EDULINX to discontinued operations. The operating results of EDULINX were included in the Student Loan and Guaranty Servicing operating segment.
The components of the income from discontinued operations are presented below.

Three months ended
March 31, 2007

Operating income of discontinued operations	$4,414
Income tax on operations	(1,604)

Income from discontinued operations, net of tax	$2,810

The following operations of EDULINX have been segregated from continuing operations and reported as discontinued operations through the date of disposition. Interest expense was not allocated to EDULINX and, therefore, all of the Company’s interest expense is included within continuing operations.

Three months ended
March 31, 2007

Net interest income	$71
Other income	19,031
Operating expenses	(14,688)

Income before income taxes	4,414
Income tax expense	1,604

Operating income of discontinued operations, net of tax	$2,810

3. Restructuring Charges
Legislative Impact
On September 6, 2007, the Company announced a strategic initiative to create efficiencies and lower costs in advance of the enactment of the College Cost Reduction Act, which impacted the Federal Family Education Loan Program (the “FFEL Program” or “FFELP”) in which the Company participates. In anticipation of the federally driven cuts to the student loan programs, management initiated a variety of strategies to modify the Company’s student loan business model, including lowering the cost of student loan acquisition, creating efficiencies in the Company’s asset generation business, and decreasing operating expenses through a reduction in workforce and realignment of operating facilities. Implementation of the plan began immediately and was completed as of December 31, 2007. As a result of these strategic decisions, the Company recorded restructuring charges of $20.3 million in 2007.
Information related to the remaining restructuring accrual, which is included in “other liabilities” on the consolidated balance sheet, follows:

	Employee
	termination	Lease
	benefits	terminations	Total

Restructuring accrual as of December 31, 2007	$1,193	3,682	4,875

Adjustment from initial estimated charges	(191)	—	(191)

Cash payments	(868)	(358)	(1,226)

Restructuring accrual as of March 31, 2008	$134	3,324	3,458

Capital Markets Impact
The Company has significant financing needs that it meets through the capital markets, including the debt and secondary markets. Since August 2007, these markets have experienced unprecedented disruptions, which are having an adverse impact on the Company’s earnings and financial condition. On January 23, 2008, the Company announced a plan to further reduce operating expenses related to its student loan origination and related businesses as a result of the ongoing disruption in the credit markets. Since the Company cannot determine nor control the length of time or extent to which the capital markets will remain disrupted, it reduced its direct and indirect costs related to its asset generation activities and is more selective in pursuing origination activity, in both the school and direct to consumer channels. Accordingly, the Company (i) has suspended Consolidation and private student loan originations; (ii) has exercised contractual rights to discontinue, suspend, or defer the acquisition of student loans in connection with substantially all of its branding and forward flow relationships; and (iii) will continue to review the viability of continuing to originate and acquire student loans through its various channels. As a result of these items, the Company has and will continue to experience a decrease in origination volume compared to historical periods.
Management developed a restructuring plan related to its asset generation and supporting businesses which reduced marketing, sales, service, and related support costs through a reduction in workforce of approximately 300 positions and realignment of certain operating facilities. Implementation of the plan began immediately and is expected to be completed during the second quarter of 2008.

The Company estimates that the charge to earnings associated with this restructuring plan will be fully recognized by June 30, 2008 and will total approximately $27.0 million, consisting of approximately $6.2 million in severance costs, approximately $2.0 million in contract terminations, and approximately $18.8 million in non-cash charges related to the impairment of certain assets. During the three month period ended March 31, 2008, the Company recorded charges of $26.5 million. Selected information relating to the restructuring charge follows:

	Employee
	termination		Lease		Write-down
	benefits		terminations		of assets		Total

Restructuring costs recognized during the three month period ended March 31, 2008	$6,095	(a)	1,573	(b)	18,834	(c)	26,502

Write-down of assets to net realizable value	—		—		(18,834)		(18,834)

Cash payments	(4,952)		—		—		(4,952)

Restructuring accrual as of March 31, 2008	$1,143		1,573		—		2,716

(a)	Employee termination benefits are included in “salaries and benefits” in the consolidated statements of operations.

(b)	Lease termination costs are included in “occupancy and communications” in the consolidated statements of operations.

(c)	Costs related to the write-down of assets are included in “impairment expense” in the consolidated statements of operations.
Selected information relating to the restructuring charge by operating segment and Corporate Activity and Overhead follows:

	Restructuring costs
	recognized during
	the three month	Write-down of		Restructuring
	period ended	assets to net	Cash	accrual as of
Operating segment	March 31, 2008	realizable value	payments	March 31, 2008

Student Loan and Guaranty Servicing	$6,010	(5,074)	(430)	506

Tuition Payment Processing and Campus Commerce	—	—	—	—

Enrollment Services and List Management	312	—	(291)	21

Software and Technical Services	518	—	(472)	46

Asset Generation and Management	11,287	(9,351)	(1,806)	130

Corporate Activity and Overhead	8,375	(4,409)	(1,953)	2,013

	$26,502	(18,834)	(4,952)	2,716

			Remaining
			restructuring costs
			expected to be
		Restructuring	recognized during
		costs recognized	the three month
	Estimated	during the three	period ending
	total restructuring	month period ended	June 30, 2008
Operating segment	costs	March 31, 2008	(2nd quarter 2008)

Student Loan and Guaranty Servicing	$6,083	6,010	73

Tuition Payment Processing and Campus Commerce	—	—	—

Enrollment Services and List Management	312	312	—

Software and Technical Services	525	518	7

Asset Generation and Management	11,287	11,287	—

Corporate Activity and Overhead	8,748	8,375	373

	$26,955	26,502	453

4. Legal, Industry, and Legislative Developments
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
Municipal Derivative Bid Practices Investigation
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
In addition, on March 5, 2008, SFC received a subpoena from the Securities and Exchange Commission (the “SEC”) related to an ongoing industry-wide investigation concerning the bidding of municipal GICs. The subpoena seeks certain information and documents from SFC relating to its GIC business. The Company and SFC are cooperating with the investigation.
SFC has also been named as a defendant in three substantially identical purported class action lawsuits. In each of the lawsuits, a large number of financial institutions, including SFC, are named as defendants. The complaints allege that the defendants engaged in a conspiracy not to compete and to fix prices and rig bids for municipal derivatives (including GICs) sold to issuers of municipal bonds. All the complaints assert claims for violations of Section 1 of the Sherman Act and fraudulent concealment and one complaint also asserts claims for unfair competition and violation of the California Cartwright Act.
SFC intends to vigorously contest these purported class action lawsuits.
SFC, the Company, or other subsidiaries of the Company may receive subpoenas from other regulatory agencies. Due to the preliminary nature of these matters as to SFC, the Company is unable to predict the ultimate outcome of the investigations or the class action lawsuits.

Industry Inquiries and Investigations
On January 11, 2007, the Company received a letter from the New York Attorney General (the “NYAG”) requesting certain information and documents from the Company in connection with the NYAG’s investigation into preferred lender list activities. Since January 2007, a number of state attorneys general, including the NYAG, and the U.S. Senate Committee on Health, Education, Labor, and Pensions also announced or are reportedly conducting broad inquiries or investigations of the activities of various participants in the student loan industry, including activities which may involve perceived conflicts of interest. A focus of the inquiries or investigations has been on any financial arrangements among student loan lenders and other industry participants which may facilitate increased volumes of student loans for particular lenders. Like many other student loan lenders, the Company received informal requests for information from certain state attorneys general and the Chairman of the U.S. Senate Committee on Health, Education, Labor, and Pensions in connection with their inquiries or investigations. In addition, the Company received subpoenas for information from the NYAG, the New Jersey Attorney General, and the Ohio Attorney General. In each case the Company is cooperating with the requests and subpoenas for information that it has received.
On October 10, 2007, the Company received a subpoena from the NYAG requesting certain information and documents from the Company in connection with the NYAG’s investigation into direct-to-consumer marketing practices of student lenders. The Company is cooperating with the subpoena.
While the Company cannot predict the ultimate outcome of any inquiry or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations.
Department of Education Review
The Department of Education periodically reviews participants in the FFEL Program for compliance with program provisions. On June 28, 2007, the Department of Education notified the Company that it would be conducting a review of the Company’s administration of the FFEL Program under the Higher Education Act. The Company understands that the Department of Education has selected several schools and lenders for review. Specifically, the Department is reviewing the Company’s practices in connection with the prohibited inducement provisions of the Higher Education Act and the provisions of the Higher Education Act and the associated regulations which allow borrowers to have a choice of lenders. The Company has responded to the Department of Education’s requests for information and documentation and is cooperating with their review.
While the Company cannot predict the ultimate outcome of the review, the Company believes its activities have materially complied with the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations.
Department of Justice
In connection with the Company’s settlement with the Department of Education in January 2007 to resolve the Office of the Inspector General of the Department of Education (the “OIG”) audit report with respect to the Company’s student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate, the Company was informed by the Department of Education that a civil attorney with the Department of Justice had opened a file regarding the issues set forth in the OIG report, which the Company understands is common procedure following an OIG audit report. The Company has engaged in discussions with and provided information to the Department of Justice in connection with the review.
While the Company is unable to predict the ultimate outcome of the review, the Company believes its practices complied with applicable law, including the provisions of the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations.
Internal Revenue Service
In October 2007, the Company received a letter from the Internal Revenue Service (“IRS”) revoking a previously issued Private Letter Ruling retroactive to September 30, 2003 concerning the Company’s arbitrage and excess interest calculations on certain of its tax-exempt bonds. The IRS letter provided procedures for the Company to follow to appeal the retroactive application of the revocation. The Company responded to the IRS in November 2007 requesting relief from retroactivity. In March 2008, the IRS responded with a final determination that the revocation of the Private Letter Ruling will apply prospectively beginning on July 1, 2008. Management believes that a July 1, 2008 prospective application of the Private Letter Ruling will not have a significant impact on the Company’s operating results.

Legislative Developments
On May 7, 2008, the President signed into law H.R. 5715, the Ensuring Continued Access to Student Loans Act of 2008 (“HR 5715”). This legislation contains provisions that expand the federal government’s support of financing the cost of higher education. Among other things, HR 5715:
•	Increases statutory limits on annual and aggregate borrowing for FFELP loans;

•	Enhances benefits for parents who borrow PLUS loans; and

•	Allows the Department to act as a secondary market and enter into forward purchasing agreements with lenders.
The Company is encouraged the federal government has put a temporary plan in place that has the potential to provide students and families with continued, uninterrupted access to federal loans they need to pay for college.
However, the Company believes, like all legislation, the details of implementation will determine if H.R. 5715 ultimately provides a solution for education-seeking families. Liquidity is needed in the student loan market in a manner that allows lenders, like the Company and its branding and forward flow partners, to continue to make loans during the unprecedented crisis in the capital markets.
While the Company believes there is reason to be optimistic, the Company cannot predict the impact to its operations until the details of the legislation are finalized. In an effort to ensure that the legislation’s objectives are realized, the Company is working with the Department and industry colleagues through the implementation process and the development of the new program.
5. Student Loans Receivable and Allowance for Loan Losses
Student loans receivable consisted of the following:

	As of	As of
	March 31, 2008	December 31, 2007

Federally insured loans	$26,064,046	26,054,398
Non-federally insured loans	283,308	274,815

	26,347,354	26,329,213
Unamortized loan premiums and deferred origination costs	443,779	452,501
Allowance for loan losses — federally insured loans	(23,962)	(24,534)
Allowance for loan losses — non-federally insured loans	(22,175)	(21,058)

	$26,744,996	26,736,122

Federally insured allowance as a percentage of ending balance of federally insured loans	0.09%	0.09%
Non-federally insured allowance as a percentage of ending balance of non-federally insured loans	7.83%	7.66%
Total allowance as a percentage of ending balance of total loans	0.18%	0.17%
Loan Sales
On March 31, 2008, the Company sold $857.8 million (par value) of federally insured student loans resulting in the recognition of a loss of $30.4 million. In addition, on April 8, 2008, the Company sold $428.6 million (par value) of federally insured student loans. The portfolio of student loans sold on April 8, 2008 is presented as “held for sale” on the March 31, 2008 consolidated balance sheet and is valued at the lower of cost or fair value. As of March 31, 2008, the fair value of this portfolio was $423.7 million. The Company recognized a loss of $17.1 million during the three month period ended March 31, 2008 as a result of marking these loans to fair value. Combined, the portfolios sold on March 31, 2008 and April 8, 2008 were sold for a purchase price of approximately 98% of the par value of such loans. As a result of the disruptions in the debt and secondary markets, the Company sold these loan portfolios in order to reduce the amount of student loans remaining under the Company’s multi-year committed financing facility for FFELP loans which reduced the Company’s exposure related to certain equity support provisions included in this facility (see note 7 for additional information related to these equity support provisions). The loss on the March 31, 2008 loan sale and the reduction in fair value related to the classification of loans sold on April 8, 2008 are included in “loss on sale of loans and reduction in fair value related to loans held for sale” on the consolidated statements of operations.
In addition, during the three months ended March 31, 2008 and 2007, the Company sold $2.4 million (par value) and $51.6 million (par value), respectively, of federally insured student loans resulting in the recognition of gains of approximately $39,000 and $1.8 million, respectively. The gain on the sale of these student loans is included in “other income” on the consolidated statements of operations.

6. Intangible Assets and Goodwill
Intangible assets consist of the following:

	Weighted
	average
	remaining
	useful life as of	As of	As of
	March 31,	March 31,	December 31,
	2008	2008	2007
Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $22,680 and $20,299, respectively)	114	$57,680	60,061
Trade names (net of accumulated amortization of $2,316 and $1,258, respectively)	50	14,743	1,609
Covenants not to compete (net of accumulated amortization of $10,569 and $11,815, respectively)	28	9,227	15,425
Loan origination rights (net of accumulated amortization of $8,180)	—	—	8,473
Database and content (net of accumulated amortization of $3,756 and $3,193, respectively)	31	5,724	6,287
Computer software (net of accumulated amortization of $5,554 and $4,898, respectively)	17	3,448	4,189
Student lists (net of accumulated amortization of $6,319 and $5,806, respectively)	11	1,878	2,391
Other (net of accumulated amortization of $77 and $71, respectively)	95	197	203

Total — amortizable intangible assets	85 months	92,897	98,638

Unamortizable intangible assets — trade names		—	14,192

		$92,897	112,830

As disclosed in note 3, as a result of the disruption in the debt and secondary markets and the student loan business model modifications the Company implemented due to the disruption, the Company recorded an impairment charge of $18.8 million during the first quarter of 2008. This charge is included in “impairment expense” in the Company’s consolidated statements of operations. Information related to the impairment charge follows:

	Operating	Impairment
Asset	segment	charge
Amortizable intangible assets:
Covenants not to compete	Student Loan and Guaranty Servicing	$4,689
Covenants not to compete	Asset Generation and Management	336
Loan origination rights	Asset Generation and Management	8,336
Computer software	Asset Generation and Management	12

Goodwill	Asset Generation and Management	667

Property and equipment	Student Loan and Guaranty Servicing	385
Property and equipment	Corporate activities	4,409

Total impairment charge		$18,834

The fair value of the intangible assets and reporting unit within the Asset Generation and Management operating segment were estimated using the expected present value of future cash flows.
During the first quarter of 2008, management determined that the trade names not subject to amortization have a finite useful life. As such, these assets will be amortized prospectively over their estimated remaining useful lives.

The Company recorded amortization expense on its intangible assets of $6.6 million for the three months ended March 31, 2008 and 2007. The Company will continue to amortize intangible assets over their remaining useful lives. As of March 31, 2008, the Company estimates it will record amortization expense as follows:

2008	$18,506
2009	20,574
2010	14,806
2011	10,291
2012	9,030
2013 and thereafter	19,690

$92,897

The change in the carrying amount of goodwill by operating segment was as follows:

		Tuition
		Payment	Enrollment	Software	Asset
	Student Loan	Processing	Services	and	Generation
	and Guaranty	and Campus	and List	Technical	and
	Servicing	Commerce	Management	Services	Management	Total

Balance as of December 31, 2007	$—	58,086	55,463	8,596	42,550	164,695
Additional contingent consideration paid	—	—	11,150	—	—	11,150
Impairment charge	—	—	—	—	(667)	(667)

Balance as of March 31, 2008	$—	58,086	66,613	8,596	41,883	175,178

(a)
In January 2008, the Company paid $18.0 million (of which $6.8 million was accrued as of December 31, 2007) of additional consideration related to its 2005 acquisitions of Student Marketing Group, Inc. and National Honor Roll, L.L.C. This payment satisfies all of the Company’s obligations related to the contingencies per the terms of the purchase agreement.

7. Bonds and Notes Payable
The following tables summarize outstanding bonds and notes payable by type of instrument:

	As of March 31, 2008
	Carrying	Interest rate
	amount	range	Final maturity

Variable-rate bonds and notes (a):
Bonds and notes based on indices	$18,442,481	2.60% - 4.48%	09/25/13 - 06/25/41
Bonds and notes based on auction or remarketing (b)	2,875,045	0.00% - 7.90%	11/01/09 - 07/01/43

Total variable-rate bonds and notes	21,317,526

Commercial paper — FFELP facility	6,486,212	2.61% - 3.84%	05/09/10
Commercial paper — private loan facility	190,050	3.64%	01/25/09
Fixed-rate bonds and notes (a)	211,704	5.20% - 6.68%	11/01/09 - 05/01/29
Unsecured fixed rate debt	475,000	5.13% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	375,000	2.90% - 3.53%	05/08/12
Other borrowings	73,641	2.96% - 5.10%	09/28/08 - 11/01/15

	$29,129,133

(a)	Issued in securitization transactions

(b)
As of March 31, 2008, the Company had $1.0 billion of bonds based on an auction rate of 0.00%, due to the Maximum Rate auction provisions in the underlying documents for such financings. The Maximum Rate provisions include multiple components, one of which is based on T-bill rates. The T-bill component calculation for these bonds (and subsequently, the Maximum Rate) produced negative rates, which resulted in auction rates of zero percent for the applicable period.

	As of December 31, 2007
	Carrying	Interest rate
	amount	range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$17,508,810	4.73% - 5.78%	09/25/12 - 06/25/41
Bonds and notes based on auction or remarketing	2,905,295	2.96% - 7.25%	11/01/09 - 07/01/43

Total variable-rate bonds and notes	20,414,105

Commercial paper — FFELP facility	6,629,109	5.22% - 5.98%	05/09/10
Commercial paper — private loan facility	226,250	5.58%	01/25/09
Fixed-rate bonds and notes (a)	214,476	5.20% - 6.68%	11/01/09 - 05/01/29
Unsecured fixed rate debt	475,000	5.13% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	80,000	5.40% - 5.53%	05/08/12
Other borrowings	76,889	4.65% - 5.20%	09/28/08 - 11/01/15

	$28,115,829

(a)	Issued in securitization transactions
Securitization Transactions
On March 7, 2008, April 2, 2008, and April 22, 2008, the Company completed asset-backed securities transactions of $1.2 billion, $0.5 billion, and $1.5 billion, respectively. Notes issued in these transactions carry interest rates based on a spread to LIBOR.
Notes issued during 2006 included €773.2 million (950 million in U.S. dollars) with variable interest rates initially based on a spread to EURIBOR (the “Euro Notes”). As of March 31, 2008 and December 31, 2007, the Euro Notes were recorded on the Company’s balance sheet at $1.2 billion and $1.1 billion, respectively. The increase in the principal amount of Euro Notes of $92.9 million and $13.7 million for the three months ended March 31, 2008 and March 31, 2007 as a result of the fluctuation of the foreign currency exchange rate is included in the “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the consolidated statements of operations. Concurrently with the issuance of the Euro Notes, the Company entered into cross-currency interest rate swaps which are further discussed in note 8.
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
As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the commercial paper, governing documents or indenture. While these rates will vary by the trust structure the notes were issued from as well as the class and rating of the security, they will generally be based on a spread to LIBOR, commercial paper, or Treasury Securities. Based on the relative levels of these indices as of March 31, 2008, the rates expected to be paid by the Company range from 91-day T-Bill plus 125 basis points, on the low end, to LIBOR plus 250 basis points on the high end.
The Company cannot predict whether future auctions related to its Auction Rate Securities will be successful but management believes it is likely auctions will continue to fail indefinitely. The Company is currently seeking alternatives for reducing its exposure to the auction rate market, but may not be able to achieve alternate financing for some or all of its Auction Rate Securities.
For Variable Rate Demand Notes, the remarketing agents set the price, which is then offered to investors. If there are insufficient potential bid orders to purchase all of the notes offered for sale, the Company could be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities. The maximum rate for Variable Rate Demand Notes is based on a spread to certain indexes as defined in the underlying documents with the highest to the Company being Prime plus 200 basis points. Certain of the Variable Rate Demand Notes are secured by financial guaranty insurance policies issued by MBIA Insurance Corporation. These Variable Rate Demand Notes are currently experiencing reduced investor demand and certain of these securities have been put to the liquidity provider, Lloyds TSB Bank, at a cost ranging from Federal Funds plus 150 basis points to LIBOR plus 175 basis points.

Commercial Paper and Other
The Company relies upon three conduit warehouse loan financing vehicles to support its funding needs on a short-term basis: a multi-seller bank provided conduit, a private loan warehouse, and a single-seller extendible commercial paper conduit. As of March 31, 2008, the Company was authorized to fund $8.9 billion in FFELP loans under the multi-seller bank provided conduit, $250.0 million in non-federally insured student loans under the private loan warehouse, and $5.0 billion in FFELP loans under the single-seller extendible commercial paper conduit.
The multi-year committed facility for FFELP loans, which terminates in May 2010, is supported by 364-day liquidity which was up for renewal on May 9, 2008. The Company obtained an extension on this renewal until June 10, 2008. In order to continue funding new originations, the liquidity on this facility must be renewed. If not renewed, the Company will be unable to fund new originations in the facility. If the Company is able to renew its liquidity on this line, it will come at an increased cost compared to historical periods. If the Company is not able to renew the liquidity on this facility or renew the facility at a price acceptable to the Company, it will become a term facility with a maturity date of May 2010.
As of March 31, 2008, $6.5 billion was outstanding under this facility and $2.4 billion was available for future use. Subsequent to March 31, 2008, the Company completed asset-backed securities transactions and sold certain loan portfolios. These transactions decreased the outstanding balance on this facility. In addition, subsequent to March 31, 2008, the Company decreased the commitment level to fund loans in this facility to $4.0 billion. As a result of these transactions, as of May 9, 2008, $3.3 billion was outstanding under this facility and $0.7 billion was available for future use. There can be no assurance the Company will be able to maintain this conduit facility, find alternative funding, or increase the commitment level of such facility, if necessary. While the Company’s bank-supported conduit facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future.
The terms and conditions of the Company’s warehouse facility for FFELP loans provide for advance rates related to financed loans subject to a valuation formula based on current market conditions. Dislocation in the credit markets including disruptions in the current capital markets can and will cause short-term volatility in the loan valuation formulas. Severe volatility and dislocation in the credit markets, although temporary, could cause the valuation assigned to its student loan portfolio financed by the applicable line to be less than par. Should a significant change in the valuation of subject loans result in a reduction in advance rate and equity support require greater than what the Company can or is willing to provide, the warehouse line could be subject to termination. While the Company does not believe the loan valuation formula is reflective of the fair market value of its loans, it is subject to compliance with provisions of the warehouse documents. As of May 9, 2008, the Company has $165.8 million utilized as equity funding support based on provisions of this agreement.
The private loan warehouse facility is an uncommitted facility that is offered to the Company by one banking partner, which terminates in January 2009. As of March 31, 2008, $190.0 million was outstanding under this facility and $60.0 million was available for future use. The Company guarantees the performance of the assets in the private loan warehouse facility. This facility provides for advance rates on subject collateral which require certain levels of equity enhancement support. As of May 9, 2008, the Company has $54.5 million utilized as equity funding support based on provisions of this agreement. There can be no assurance that the Company will be able to maintain this conduit facility, find alternative funding, increase the size of the facility, or make adequate equity contributions, if necessary. While the Company’s bank supported facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future.
In August 2006, the Company established a $5.0 billion extendible commercial paper warehouse program for FFELP loans, under which it can issue one or more short-term extendable secured liquidity notes. As of March 31, 2008, no notes were outstanding under this warehouse program. As a result of the disruption of the credit markets, there is no market for the issuance of notes under this facility. Management believes it is currently unlikely a market will exist in the future.
Unsecured Lines of Credit
The Company has a $750 million unsecured line of credit that terminates in May 2012. As of March 31, 2008, there was $375.0 million outstanding on this line and $375.0 million available for future use. The weighted average interest rate on this line of credit was 3.14% as of March 31, 2008. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary. As discussed previously, the Company may need to fund certain loans or provide equity funding support related to advance rates on its warehouse facilities. As of May 9, 2008, the Company has contributed $220.3 million in equity funding support to these facilities. The Company has funded these contributions primarily by advances on its operating line of credit. As of May 9, 2008, the Company has $445.0 million outstanding under this line of credit and $305.0 million available for future uses.
The Company has a $725.0 million unsecured commercial paper program in which the Company may issue commercial paper for general corporate purposes. The maturities of the notes issued under this program will vary, but may not exceed 397 days from the date of issue. Notes issued under this program will bear interest at rates that will vary based on market conditions at the time of issuance. As of March 31, 2008, there were no borrowings outstanding on this line and $725.0 million of remaining authorization. The Company does not expect to be able to issue unsecured commercial paper in the near or intermediate future at a cost effective level relative to the Company’s unsecured line of credit.

Other Borrowings
As of March 31, 2008 and December 31, 2007, bonds and notes payable includes $68.6 million and $57.3 million, respectively, of notes due to Union Bank and Trust, an entity under common control with the Company. The Company has used the proceeds from these notes to invest in student loan assets via a participation agreement.
8. Derivative Financial Instruments
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility and fluctuations in foreign currency exchange rates. Derivative instruments used as part of the Company’s risk management strategy include interest rate swaps, basis swaps, and cross-currency interest rate swaps.
Interest Rate Swaps
FFELP student loans generally earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula set by the Department and the borrower rate, which is fixed over a period of time. The Company generally finances its student loan portfolio with variable-rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable-rate debt continues to decline. In these interest rate environments, the Company earns additional spread income that it refers to as floor income.
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
Absent the use of derivative instruments, a rise in interest rates will have an adverse effect on earnings due to interest margin compression caused by increasing financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with the SAP formula. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed-rate loans effectively become variable rate loans, the impact of the rate fluctuations is reduced.
As of March 31, 2008, the Company held the following interest rate derivatives to hedge fixed-rate student loan assets earning fixed rate floor income or variable-rate floor income.

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
In April 2008, the Company entered into an interest rate swap with a notional amount of $200.0 million which has a forward-start date of July 25, 2008. The Company receives a fixed rate of 2.9805% and pays discrete three-month LIBOR. This trade offset $200 million of fixed rate swaps previously entered into by the Company (included in the above table) and was executed in order to maintain the Company’s desired hedge ratio.

Basis Swaps
During 2007, the Company entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of March 31, 2008:

	Notional Amount
	Effective date in second	Effective date in third	Effective date in second	Effective date in third
Maturity	quarter 2007	quarter 2007	quarter 2008	quarter 2008	Total

2008	$2,000,000	2,000,000	—	—	4,000,000
2009	2,000,000	4,000,000	—	—	6,000,000
2010	500,000	2,000,000	2,000,000	1,000,000	5,500,000
2011	—	2,700,000	—	—	2,700,000
2012	—	1,000,000	800,000	1,600,000	3,400,000

	$4,500,000	11,700,000	2,800,000	2,600,000	21,600,000

During the first quarter of 2008, the Company unwound three, 10 year basis swaps with notional amounts of $500 million each in which the Company received three-month LIBOR and paid one-month LIBOR less a spread as defined in the individual agreements. In addition, the Company also unwound basis swaps with notional amounts of $2.9 billion in which the Company received three-month LIBOR set discretely in advance and paid a daily weighted average three-month LIBOR less a spread as defined in the individual agreements.
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
Accounting for Derivative Financial Instruments
The Company accounts for derivative instruments under SFAS No. 133, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective, however, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133. As a result, the change in fair value of derivative instruments is recorded in the consolidated statements of operations at each reporting date.
The following table summarizes the net fair value of the Company’s derivative portfolio:

	As of	As of
	March 31, 2008	December 31, 2007

Interest rate swaps	$(37,566)	(2,695)
Basis swaps	(3,277)	27,525
Cross-currency interest rate swaps	285,885	191,756

Net fair value	$245,042	216,586

The change in the fair value of the Company’s derivative portfolio included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of operations resulted in a gain of $36.0 million and $3.6 million for the three months ended March 31, 2008 and 2007, respectively.

The following table summarizes the net derivative settlements for the three months ended March 31, 2008 and 2007, which are included in the “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the consolidated statements of operations:

	Three months ended
	March 31,	March 31,
	2008	2007

Interest rate swaps	$(3,177)	7,499
Basis swaps	40,457	60
Cross-currency interest rate swaps	3,483	(3,319)

Derivative settlements received, net	$40,763	4,240

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
9. Fair Value
On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure requirements about fair value measurements. The Company elected to delay the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position SFAS No. 157-2. SFAS No. 157 applies when other accounting pronouncements require or permit fair value measurements; it does not require new fair value measurements.
Fair value under SFAS No. 157 is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. The Company determines fair value using valuation techniques which are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.
Under SFAS No. 157, the Company categorizes its fair value estimates based on a hierarchal framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Classification is based on the lowest level of input that is significant to the fair value of the instrument. The three levels include:
•	Level 1: Quoted prices for identical instruments in active markets. The types of financial instruments included in Level 1 are highly liquid instruments with quoted prices.

•
Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active; and model derived valuations whose inputs are observable or whose primary value drivers are observable.

•
Level 3: Instruments whose primary value drivers are unobservable. Inputs are developed based on the best information available; however, significant judgment is required by management in developing the inputs.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. All financial assets and liabilities that are measured at fair value are categorized as Level 2 based on the above hierarchy.

	As of	As of
	March 31, 2008	December 31, 2007
Assets:
Student loan assets — held for sale (a)	$423,651	—
Fair value of derivative instruments (b)	295,073	222,471

Total assets	$718,724	222,471

Liabilities:
Fair value of derivative instruments (b)	$50,031	5,885
Other liabilities (c)	6,544	6,117

Total liabilities	$56,575	12,002

(a)	These student loan assets were sold in a transaction subsequent to March 31, 2008 and were valued at fair value based upon the final sale price of the portfolio.

(b)
All derivatives are accounted for at fair value in the financial statements. The fair values of derivative financial instruments are determined by derivative pricing models using the stated terms of the contracts and observable yield curves, forward foreign currency exchange rates, and volatilities from active markets. It is the Company’s policy to compare its derivative fair values to those received by its counterparties in order to validate the model’s outputs. Fair value of derivative instruments is comprised of market value less accrued interest and excludes collateral.

(c)
Other liabilities includes put options valued using a Black-Scholes pricing model using the stated terms of the contracts and observable inputs including the Company’s common stock volatility and dividend yield and a risk-free interest rate over the expected term of the option.

10. Earnings per Common Share
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
A reconciliation of weighted average shares outstanding follows:

	Three months ended March 31,
	2008	2007

Weighted average shares outstanding	49,444,415	50,982,187
Less: Nonvested restricted stock — vesting solely upon continued service	392,670	—

Weighted average shares outstanding used to compute basic EPS	49,051,745	50,982,187
Diluted effect of nonvested restricted stock	—	—

Weighted average shares used to compute diluted EPS	49,051,745	50,982,187

The Company had no common stock equivalents and no potentially dilutive common shares outstanding during the three months ended March 31, 2007.
No diluted effect of nonvested restricted stock is presented for the three months ended March 31, 2008 as the Company reported a net loss and including these shares would have been antidilutive for the period. The dilutive effect of these shares if the Company had net income for the period was not significant.
11. Income Taxes
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

As of March 31, 2008, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $8.6 million. Of this total, $4.9 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Company currently anticipates uncertain income tax positions will decrease by $1.9 million prior to March 31, 2009 as a result of a lapse of applicable statute of limitations and settlements with state jurisdictions; however, actual developments in this area could differ from those currently expected. Approximately $1.6 million, if recognized, would affect the Company’s effective tax rate.
The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of March 31, 2008, approximately $1.7 million in accrued interest and penalties was included in other liabilities. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.
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

Maine	2002 through 2004
Idaho	2003 through 2005
Minnesota	2005 and 2006
New York	2004 through 2006
Internal Revenue Service	2006
12. Segment Reporting
The Company has five operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as follows: Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services and List Management, Software and Technical Services, and Asset Generation and Management. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. The accounting policies of the Company’s operating segments are the same as those described in the summary of significant accounting policies. Intersegment revenues are charged by a segment to another segment that provides the product or service. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.
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
Historically, the Company generated the majority of its revenue from net interest income earned in its Asset Generation and Management operating segment. In recent years, the Company has made several acquisitions that have expanded the Company’s products and services and has diversified its revenue — primarily from fee-based businesses. The Company currently offers a broad range of pre-college, in-college, and post-college products and services to students, families, schools, and financial institutions. These products and services help students and families plan and pay for their education and students plan their careers. The Company’s products and services are designed to simplify the education planning and financing process and are focused on providing value to students, families, and schools throughout the education life cycle. The Company continues to diversify its sources of revenue, including those generated from businesses that are not dependent upon government programs, reducing legislative and political risk.

Fee-Based Operating Segments
Student Loan and Guaranty Servicing
The Student Loan and Guaranty Servicing segment provides for the servicing of the Company’s student loan portfolios and the portfolios of third parties and servicing provided to guaranty agencies. The servicing and business process outsourcing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company’s portfolio in addition to generating fee revenue when performed for third-party clients. The guaranty servicing, servicing support, and business process outsourcing activities include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services to guaranty agencies. The following are the primary product and service offerings the Company offers as part of its Student Loan and Guaranty Servicing segment:
•	Origination and servicing of FFELP loans;

•	Servicing of non-federally insured student loans; and

•	Servicing and support outsourcing for guaranty agencies.
Tuition Payment Processing and Campus Commerce
The Tuition Payment Processing and Campus Commerce segment provides products and services to help institutions and education seeking families manage the payment of education costs during the pre-college and college stages of the education life cycle. The Company provides actively managed tuition payment solutions, online payment processing, detailed information reporting, financial needs analysis, and data integration services to K-12 and higher educational institutions, families, and students. In addition, the Company provides customer-focused electronic transactions, information sharing, and account and bill presentment to colleges and universities.
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
Asset Generation and Management Operating Segment
The Asset Generation and Management segment includes the acquisition, management, and ownership of the Company’s student loan assets. Revenues are primarily generated from the Company’s earnings from the spread, referred to as the Company’s student loan spread, between the yield received on the student loan portfolio and the costs associated with originating, acquiring, financing, servicing, and managing the student loan portfolio. The Company generates student loan assets through direct origination or through acquisitions. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose. In addition to the student loan portfolio, all costs and activity associated with the generation of assets, funding of those assets, and maintenance of the debt transactions are included in this segment. This includes derivative activity and the related derivative market value and foreign currency adjustments. The Company is also able to leverage its capital market expertise by providing investment advisory services and other related services to third parties through a licensed broker dealer subsidiary. Revenues and expenses for those functions are also included in the Asset Generation and Management segment.
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
Segment Results and Reconciliations to GAAP

	Three months ended March 31, 2008
	Fee-Based
	Student	Tuition	Enrollment						“Base net
	Loan	Payment	Services	Software		Asset	Corporate		income”
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$613	765	9	—	1,387	320,358	1,197	(94)	18,818	341,666
Interest expense	—	—	1	—	1	316,015	9,219	(94)	—	325,141

Net interest income (loss)	613	765	8	—	1,386	4,343	(8,022)	—	18,818	16,525

Less provision for loan losses	—	—	—	—	—	5,000	—	—	—	5,000

Net interest income (loss) after provision for loan losses	613	765	8	—	1,386	(657)	(8,022)	—	18,818	11,525

Other income (expense):
Loan and guaranty servicing income	26,108	—	—	—	26,108	5	—	—	—	26,113
Other fee-based income	—	13,822	27,222	—	41,044	4,869	—	—	—	45,913
Software services income	—	—	37	6,715	6,752	—	—	—	—	6,752
Other income	32	25	—	—	57	7	1,365	—	—	1,429
Loss on sale of loans and reduction in fair value related to loans held for sale	—	—	—	—	—	(47,493)	—	—	—	(47,493)
Intersegment revenue	20,224	260	—	1,816	22,300	—	17,212	(39,512)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	466	—	—	(57,827)	(57,361)
Derivative settlements, net	—	—	—	—	—	43,527	—	—	(2,764)	40,763

Total other income (expense)	46,364	14,107	27,259	8,531	96,261	1,381	18,577	(39,512)	(60,591)	16,116

Operating expenses:
Salaries and benefits	13,998	5,430	6,523	5,168	31,119	2,224	14,591	4,613	1,296	53,843
Restructure expense — severance and contract termination costs	851	—	297	518	1,666	1,896	3,915	(7,477)	—	—
Impairment expense	5,074	—	—	—	5,074	9,351	4,409	—	—	18,834
Other expenses	8,487	2,060	18,163	619	29,329	5,344	13,865	1,062	6,560	56,160
Intersegment expenses	13,278	296	1,847	394	15,815	20,602	1,293	(37,710)	—	—

Total operating expenses	41,688	7,786	26,830	6,699	83,003	39,417	38,073	(39,512)	7,856	128,837

Income (loss) before income taxes	5,289	7,086	437	1,832	14,644	(38,693)	(27,518)	—	(49,629)	(101,196)
Income tax expense (benefit) (a)	1,640	2,197	135	568	4,540	(11,995)	(8,531)	—	(15,385)	(31,371)

Net income (loss)	$3,649	4,889	302	1,264	10,104	(26,698)	(18,987)	—	(34,244)	(69,825)

(a)	Beginning in 2008, the consolidated effective tax rate is used to calculate income taxes for each operating segment.

	Three months ended March 31, 2007
	Fee-Based
	Student	Tuition	Enrollment						“Base net
	Loan	Payment	Services	Software		Asset	Corporate		income”
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$2,244	1,010	87	18	3,359	414,490	3,801	(3,171)	—	418,479
Interest expense	—	5	2	—	7	341,658	12,001	(3,171)	—	350,495

Net interest income (loss)	2,244	1,005	85	18	3,352	72,832	(8,200)	—	—	67,984

Less provision for loan losses	—	—	—	—	—	2,753	—	—	—	2,753

Net interest income (loss) after provision for loan losses	2,244	1,005	85	18	3,352	70,079	(8,200)	—	—	65,231

Other income (expense):
Loan and guaranty servicing income	30,466	—	—	—	30,466	—	—	—	—	30,466
Other fee-based income	—	11,771	24,947	—	36,718	3,311	—	—	—	40,029
Software services income	—	—	130	5,618	5,748	—	—	—	—	5,748
Other income	6	3	—	—	9	4,829	2,041	—	—	6,879
Intersegment revenue	16,464	152	750	3,832	21,198	—	2,016	(23,214)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(12,130)	(12,130)
Derivative settlements, net	—	—	—	—	—	(424)	4,664	—	—	4,240

Total other income (expense)	46,936	11,926	25,827	9,450	94,139	7,716	8,721	(23,214)	(12,130)	75,232

Operating expenses:
Salaries and benefits	23,004	4,918	9,369	6,475	43,766	7,279	12,706	(2,524)	477	61,704
Other expenses	9,250	2,160	14,559	784	26,753	8,265	17,869	—	6,638	59,525
Intersegment expenses	3,318	374	156	—	3,848	16,636	206	(20,690)	—	—

Total operating expenses	35,572	7,452	24,084	7,259	74,367	32,180	30,781	(23,214)	7,115	121,229

Income (loss) before income taxes	13,608	5,479	1,828	2,209	23,124	45,615	(30,260)	—	(19,245)	19,234
Income tax expense (benefit) (a)	5,171	2,082	695	839	8,787	17,334	(12,326)	—	(6,531)	7,264

Net income (loss) from continuing operations	8,437	3,397	1,133	1,370	14,337	28,281	(17,934)	—	(12,714)	11,970
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	—	2,810	2,810

Net income (loss)	$8,437	3,397	1,133	1,370	14,337	28,281	(17,934)	—	(9,904)	14,780

(a)	Income taxes are based on 38% of net income before tax for the individual operating segment.
Corporate Activity and Overhead in the previous tables primarily includes the following items:
•	Income earned on certain investment activities;

•	Interest expense incurred on unsecured debt transactions;

•	Other products and service offerings that are not considered operating segments; and

•	Corporate activities and overhead functions such as executive management, human resources, accounting and finance, legal, marketing, and corporate technology support.

The adjustments required to reconcile from the Company’s “base net income” measure to its GAAP results of operations relate to differing treatments for derivatives, foreign currency transaction adjustments, discontinued operations, and certain other items that management does not consider in evaluating the Company’s operating results. The following tables reflect adjustments associated with these areas by operating segment and Corporate Activity and Overhead:

	Student	Tuition	Enrollment
	Loan	Payment	Services	Software	Asset	Corporate
	and	Processing	and	and	Generation	Activity
	Guaranty	and Campus	List	Technical	and	and
	Servicing	Commerce	Management	Services	Management	Overhead	Total

	Three months ended March 31, 2008

Derivative market value, foreign currency, and put option adjustments (1)	$—	—	—	—	57,400	427	57,827
Amortization of intangible assets (2)	1,256	2,051	2,822	286	145	—	6,560
Compensation related to business combinations (3)	—	—	—	—	—	1,296	1,296
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(16,054)	—	(16,054)
Income from discontinued operations, net of tax (5)	—	—	—	—	—	—	—
Net tax effect (6)	(389)	(636)	(875)	(89)	(12,862)	(534)	(15,385)

Total adjustments to GAAP	$867	1,415	1,947	197	28,629	1,189	34,244

	Three months ended March 31, 2007

Derivative market value, foreign currency, and put option adjustments (1)	$—	—	—	—	6,214	5,916	12,130
Amortization of intangible assets (2)	1,044	1,469	1,810	330	1,985	—	6,638
Compensation related to business combinations (3)	—	—	—	—	—	477	477
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	—	—	—
Income from discontinued operations, net of tax (5)	(2,810)	—	—	—	—	—	(2,810)
Net tax effect (6)	(397)	(558)	(688)	(125)	(3,116)	(1,647)	(6,531)

Total adjustments to GAAP	$(2,163)	911	1,122	205	5,083	4,746	9,904

(1)
Derivative market value, foreign currency, and put option adjustments: “Base net income” excludes the periodic unrealized gains and losses that are caused by the change in fair value on derivatives used in the Company’s risk management strategy in which the Company does not qualify for “hedge treatment” under GAAP. Included in “base net income” are the economic effects of the Company’s derivative instruments, which includes any cash paid or received being recognized as an expense or revenue upon actual derivative settlements. “Base net income” also excludes the foreign currency transaction gains or losses caused by the re-measurement of the Company’s Euro-denominated bonds to U.S. dollars and the change in fair value of put options issued by the Company for certain business acquisitions.

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

(4)
Variable-rate floor income: Loans that reset annually on July 1 can generate excess spread income compared with the rate based on the special allowance payment formula in declining interest rate environments. The Company refers to this additional income as variable-rate floor income. The Company excludes variable-rate floor income, net of settlements paid on derivatives used to hedge student loan assets earning variable-rate floor income, from its base net income since the timing and amount of variable-rate floor income (if any) is uncertain, it has been eliminated by legislation for all loans originated on and after April 1, 2006, and it is in excess of expected spreads. In addition, because variable-rate floor income is subject to the underlying rate for the subject loans being reset annually on July 1, it is a factor beyond the Company’s control which can affect the period-to-period comparability of results of operations.

(5)
Discontinued operations: In May 2007, the Company sold EDULINX. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented. The Company presents “base net income” excluding discontinued operations since the operations and cash flows of EDULINX have been eliminated from the ongoing operations of the Company.

(6)
Beginning in 2008, tax effect is computed using the Company’s consolidated effective tax rate for each applicable period. In prior periods, tax effect was computed at 38%. The change in the value of the put options for prior periods (included in Corporate Activities and Overhead) was not tax effected as this is not deductible for income tax purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three months ended March 31, 2008 and 2007. All dollars are in thousands, except per share amounts, unless otherwise noted).
The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The discussion should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Forward-looking and cautionary statements
This report contains forward-looking statements and information based on management’s current expectations as of the date of this document. When used in this report, the words “anticipate,” “believe,” “estimate,” “intend,” and “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, changes in the terms of student loans and the educational credit marketplace arising from the implementation of, or changes in, applicable laws and regulations, which may reduce the volume, average term, special allowance payments, and costs of yields on student loans under the FFEL Program or result in loans being originated or refinanced under non-FFEL programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. In addition, a larger than expected increase in third party consolidations of the Company’s FFELP loans could materially adversely affect the Company’s results of operations. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; changes in prepayment rates, guaranty rates, loan floor rates, and credit spreads; the uncertain nature of the expected benefits from acquisitions and the ability to successfully integrate operations; and the uncertain nature of estimated expenses that may be incurred and cost savings that may result from the Company’s strategic restructuring initiatives. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Additionally, financial projections may not prove to be accurate and may vary materially. The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report on Form 10-Q or unforeseen events. Although the Company may from time to time voluntarily update its prior forward-looking statements, it disclaims any commitment to do so except as required by securities laws.
Overview
The Company is an education planning and financing company focused on providing quality products and services to students, families, and schools nationwide. The Company is a vertically-integrated organization that offers a broad range of products and services to its customers throughout the education life cycle.
Built through a focus on long-term organic growth and further enhanced by strategic acquisitions, the Company earns its revenues from fee-based revenues related to its diversified education finance and service operations and from net interest income on its portfolio of student loans.
During the three months ended March 31, 2008, the Company continued to diversify its revenue streams and utilize its scale and capacity to create efficiencies.
•	Fee-based revenue for the three months ended March 31, 2008 was 83% of total revenues compared to 53% of total revenues for the three months ended March 31, 2007 as shown below:

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007
	Dollar	Percent	Dollar	Percent

Fee-based revenue	$78,778	83%	$76,243	53%
Net interest income	16,525	17	67,984	47

	$95,303	100%	$144,227	100%

•
Operating expenses, excluding restructuring and impairment charges, decreased $18.7 million, or 15.4%, from $121.2 million for the three months ended March 31, 2007 to $102.5 million for the three months ended March 31, 2008.

The following events significantly impacted the first quarter 2008 operating results of the Company:
•	The debt and secondary markets continued to experience unprecedented disruptions;
•	The Company initiated a restructuring plan as a result of the continued disruptions in the capital markets; and
•	The Company sold $1.3 billion of FFELP student loans at a discount to par.
Disruptions in the Debt and Secondary Markets
The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could be impacted by shifts in market interest rates. The Company has significant financing needs that it meets through the capital markets, including the debt and secondary markets. Since August 2007, these markets have experienced unprecedented disruptions, which have had an adverse impact on the Company’s earnings and financial condition. Current conditions in the debt markets include reduced liquidity and increased credit risk premiums for most market participants. These conditions have increased the Company’s cost of debt and reduced the Company’s core student loan spread. If these markets continue to experience difficulties, the Company may be unable to securitize its student loans or to do so on favorable terms, including pricing. If the Company were unable to continue to securitize student loans on favorable terms, it could use alternative funding sources to fund increases in student loans to meet liquidity needs. If the Company was unable to find cost-effective and stable funding alternatives, its funding capabilities and liquidity would be negatively impacted and its cost of funds could increase, adversely affecting the Company’s results of operations. In addition, the Company’s ability to originate and acquire student loans would be limited or could be eliminated.
On May 7, 2008, the President signed into law H.R. 5715, the Ensuring Continued Access to Student Loans Act of 2008 (“HR 5715”). This legislation contains provisions that expand the federal government’s support of financing the cost of higher education. Among other things, HR 5715:
•	Increases statutory limits on annual and aggregate borrowing for FFELP loans;
•	Enhances benefits for parents who borrow PLUS loans; and
•	Allows the Department to act as a secondary market and enter into forward purchasing agreements with lenders.
The Company is encouraged the federal government has put a temporary plan in place that has the potential to provide students and families with continued, uninterrupted access to federal loans they need to pay for college.
However, the Company believes, like all legislation, the details of implementation will determine if H.R. 5715 ultimately provides a solution for education-seeking families. Liquidity is needed in the student loan market in a manner that allows lenders, like the Company and its branding and forward flow partners, to continue to make loans during the unprecedented crisis in the capital markets.
While the Company believes there is reason to be optimistic, the Company cannot predict the impact to its operations until the details of the legislation are finalized. In an effort to ensure that the legislation’s objectives are realized, the Company is working with the Department and industry colleagues through the implementation process and the development of the new program.
Restructuring Plan — Capital Markets Impact
On January 23, 2008, the Company announced a plan to reduce operating expenses related to its student loan origination and related businesses by reducing marketing, sales, service, and related support costs through a reduction in workforce of approximately 300 positions and realignment of certain operating facilities as a result of the ongoing disruption in the credit markets. Since the Company cannot determine nor control the length of time or extent to which the capital markets will remain disrupted, the Company reduced its direct and indirect costs related to its asset generation activities and is more selective in pursuing origination activity, in both the school and direct to consumer channels. Accordingly, the Company (i) has suspended Consolidation and private student loan originations; (ii) has exercised contractual rights to discontinue, suspend, or defer the acquisition of student loans in connection with substantially all of its branding and forward flow relationships; and (iii) will continue to review the viability of continuing to originate and acquire student loans through its various channels. As a result of these items, the Company has and will continue to experience a decrease in origination volume compared to historical periods.
The Company estimates that the charge to earnings associated with this restructuring plan will be fully recognized by June 30, 2008 and will total approximately $27.0 million, consisting of approximately $6.2 million in severance costs, approximately $2.0 million in contract termination costs, and approximately $18.8 million in non-cash charges related to the impairment of certain assets. During the three months ended March 31, 2008, the Company recorded restructuring charges of $26.3 million.
The Company estimates these restructuring activities will result in expense savings of $15 million to $20 million (before tax) annually.

Loan Sales
On March 31, 2008, the Company sold $857.8 million (par value) of federally insured student loans resulting in the recognition of a loss of $30.4 million. In addition, on April 8, 2008, the Company sold $428.6 million (par value) of federally insured student loans. The portfolio of student loans sold on April 8, 2008 is presented as “held for sale” on the March 31, 2008 consolidated balance sheet and is valued at the lower of cost or fair value. The Company recognized a loss of $17.1 million during the three month period ended March 31, 2008 as a result of marking these loans to fair value. Combined, the portfolios sold on March 31, 2008 and April 8, 2008 were sold for a purchase price of approximately 98% of the par value of such loans. As a result of the disruptions in the debt and secondary markets, the Company sold these loan portfolios in order to reduce the amount of student loans remaining under the Company’s multi-year committed financing facility for FFELP loans which reduced the Company’s exposure related to certain equity support provisions included in this facility.
In accordance with generally accepted accounting principles, the Company reported a net loss of $69.8 million and net income of $14.8 million for the three months ended March 31, 2008 and 2007, respectively. The change in net income was driven primarily by the impact of the credit market disruptions, restructuring related charges, the loss on the sale of student loan assets and reduction in fair value related to loans held for sale, and the change in the derivative market value, foreign currency, and put option adjustments, and derivative settlements.
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
Net Interest Income
The Company generates a significant portion of its earnings from the spread, referred to as its student loan spread, between the yield the Company receives on its student loan portfolio and the cost of funding these loans. This spread income is reported on the Company’s consolidated statements of operations as net interest income. The amortization of loan premiums, including capitalized costs of origination, the consolidation loan rebate fee, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company’s statements of operations. The amortization of debt issuance costs is included in interest expense on the Company’s statements of operations.
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
On September 27, 2007, the President signed into law the College Cost Reduction Act. This legislation will have a significant impact on the Company’s net interest income in future periods and should be considered when reviewing the Company’s results of operations. Among other things, this legislation:
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
Because the Company generates a significant portion of its earnings from its student loan spread, the interest rate sensitivity of the Company’s balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company’s interest earnings, net interest income, and net income. The effects of changing interest rate environments are further outlined in Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”
Investment interest income, which is a component of net interest income, includes income from unrestricted interest-earning deposits and funds in the Company’s special purpose entities which are utilized for its asset-backed securitizations.
Net interest income also includes interest expense on unsecured debt offerings. The proceeds from these unsecured debt offerings were and have been used by the Company to fund general business operations, certain asset and business acquisitions, and the repurchase of stock under the Company’s stock repurchase plan.
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
Operating Expenses
Operating expenses includes indirect costs incurred to generate and acquire student loans, costs incurred to manage and administer the Company’s student loan portfolio and its financing transactions, costs incurred to service the Company’s student loan portfolio and the portfolios of third parties, costs incurred to provide tuition payment processing, campus commerce, enrollment, list management, software, and technical services to third parties, and other general and administrative expenses. Operating expenses also includes the depreciation and amortization of capital assets and intangible assets. For the three months ended March 31, 2008, operating expenses also includes employee termination benefits, lease termination costs, and the write-down of certain assets related to the Company’s restructuring plan.
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Net Interest Income

	Three months ended March 31,
	2008	2007	$ Change
Interest income:
Loan interest	$329,986	397,054	(67,068)
Investment interest	11,680	21,425	(9,745)

Total interest income	341,666	418,479	(76,813)
Interest expense:
Interest on bonds and notes payable	325,141	350,495	(25,354)

Net interest income	16,525	67,984	(51,459)
Provision for loan losses	5,000	2,753	2,247

Net interest income after provision for loan losses	$11,525	65,231	(53,706)

•
Net interest income decreased primarily as a result of the compression in the core student loan spread as discussed in this Item 2 under “Asset Generation and Management Operating Segment — Results of Operations.”

•	The provision for loan losses increased for the three months ended March 31, 2008 compared to 2007 due to an increase in risk share as a result of the elimination of the Exceptional Performer program.

Other Income

	Three months ended March 31,
	2008	2007	$ Change
Loan and guaranty servicing income	$26,113	30,466	(4,353)
Other fee-based income	45,913	40,029	5,884
Software services income	6,752	5,748	1,004
Other income	1,429	6,879	(5,450)
Loss on sale of loans and reduction in fair value related to loans held for sale	(47,493)	—	(47,493)
Derivative market value, foreign currency, and put option adjustments	(57,361)	(12,130)	(45,231)
Derivative settlements, net	40,763	4,240	36,523

Total other income	$16,116	75,232	(59,116)

•
“Loan and guaranty servicing income” decreased due to decreases in both FFELP loan servicing income and guaranty servicing income as further discussed in this Item 2 under “Student Loan and Guaranty Servicing Operating Segment — Results of Operations.”

•
“Other fee-based income” increased due to an increase in the number of managed tuition payment plans, an increase in campus commerce and related clients, and an increase in lead generation sales volume.

•	“Software services income” increased as a result of new customers and additional projects for existing customers.
•	“Other income” decreased as the result of certain gains recognized on the sale of student loan assets in the first quarter of 2007.
•
The “loss on sale of loans and reduction in fair value related to loans held for sale” was due to the sale of a portfolio of student loan assets in March and April 2008 as further discussed in this Item 2 under “Asset Generation and Management Operating Segment - Results of Operations.”

•
The change in “derivative market value, foreign currency, and put option adjustments” was caused by a change in the fair value of the Company’s derivative portfolio and foreign currency rate fluctuations which are further discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

•	The change in derivative settlements is discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
Operating Expenses

			Net change
		Impact of	after impact of
	Three months ended	restructuring and	restructuring and	Three months ended
	March 31, 2007	impairment charges	impairment charges	March 31, 2008

Salaries and benefits	$61,704	5,904	(13,765)	53,843
Other expenses	52,887	1,573	(4,860)	49,600
Impairment expense	—	18,834	—	18,834

Total operating expenses, excluding amortization of intangible assets	114,591	26,311	(18,625)	122,277

Amortization of intangible assets	6,638	—	(78)	6,560

Total operating expenses	$121,229	26,311	(18,703)	128,837

Excluding restructuring and impairment charges, operating expenses decreased $18.7 million. The decrease is the result of cost savings from the September 2007 and January 2008 restructuring plans implemented by the Company. These plans resulted in the net reduction of approximately 700 positions in the Company’s overall workforce, leading to decreases in salaries and benefits and other expenses. The decrease is also a result of the Company capitalizing on the operating leverage of its business structure and strategies.

Income Taxes
The Company’s effective tax rate was 31.0% for the three months ended March 31, 2008 compared to 37.5% for the same period in 2007. The effective tax rate decreased due to the current period tax benefit reduced by various state gross receipts taxes and other items which are not deductible for tax purposes. Due to the loss incurred during the first quarter of 2008, management expects the Company’s effective income tax rate to remain relatively stable for the remainder of 2008.
Additional information on the Company’s results of operations is included with the discussion of the Company’s operating segments in this Item 2 under “Operating Segments”.
Financial Condition as of March 31, 2008 compared to December 31, 2007

	As of	As of
	March 31,	December 31,	Change
	2008	2007	Dollars	Percent
Assets:
Student loans receivable, net	$26,321,345	26,736,122	(414,777)	(1.6)%
Student loans receivable — held for sale	423,651	—	423,651	N/A
Cash, cash equivalents, and investments	1,968,764	1,120,838	847,926	75.7
Goodwill	175,178	164,695	10,483	6.4
Intangible assets, net	92,897	112,830	(19,933)	(17.7)
Fair value of derivative instruments	295,073	222,471	72,602	32.6
Other assets	742,908	805,827	(62,919)	(7.8)

Total assets	$30,019,816	29,162,783	857,033	2.9%

Liabilities:
Bonds and notes payable	$29,129,133	28,115,829	1,013,304	3.6%
Fair value of derivative instruments	50,031	5,885	44,146	750.1
Other liabilities	302,545	432,190	(129,645)	(30.0)

Total liabilities	29,481,709	28,553,904	927,805	3.2

Shareholders’ equity	538,107	608,879	(70,772)	(11.6)

Total liabilities and shareholders’ equity	$30,019,816	29,162,783	857,033	2.9%

The Company’s total assets increased during 2008 primarily due to an increase in cash, cash equivalents, and investments. Total liabilities increased primarily due to an increase in bonds and notes payable. These changes were due to the sale of student loan assets during March 2008. The proceeds from the sale remained in cash, cash equivalents, and investments as of March 31, 2008 and were used to pay down debt subsequent to this date. Total equity decreased $70.8 million as a result of a $69.8 million net loss for the three months ended March 31, 2008. In addition, the Company paid a $0.07 dividend on its Class A and Class B common stock in the first quarter of 2008, which reduced equity by $3.5 million. These decreases to equity were offset by increases due to the issuance of common stock and compensation expense for stock-based awards.

OPERATING SEGMENTS
The Company has five operating segments as defined in SFAS No. 131 as follows: Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services and List Management, Software and Technical Services, and Asset Generation and Management. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. The accounting policies of the Company’s operating segments are the same as those described in the summary of significant accounting policies included in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Intersegment revenues are charged by a segment to another segment that provides the product or service. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.
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
Historically, the Company generated the majority of its revenue from net interest income earned in its Asset Generation and Management operating segment. In recent years, the Company has made several acquisitions that have expanded the Company’s products and services and has diversified its revenue — primarily from fee-based businesses. The Company currently offers a broad range of pre-college, in-college, and post-college products and services to students, families, schools, and financial institutions. These products and services help students and families plan and pay for their education and students plan their careers. The Company’s products and services are designed to simplify the education planning and financing process and are focused on providing value to students, families, and schools throughout the education life cycle. The Company continues to diversify its sources of revenue, including those generated from businesses that are not dependent upon government programs, reducing legislative and political risk.
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

Segment Results and Reconciliations to GAAP

	Three months ended March 31, 2008
	Fee-Based
	Student	Tuition	Enrollment						“Base net
	Loan	Payment	Services	Software		Asset	Corporate		income”
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$613	765	9	—	1,387	320,358	1,197	(94)	18,818	341,666
Interest expense	—	—	1	—	1	316,015	9,219	(94)	—	325,141

Net interest income (loss)	613	765	8	—	1,386	4,343	(8,022)	—	18,818	16,525

Less provision for loan losses	—	—	—	—	—	5,000	—	—	—	5,000

Net interest income (loss) after provision for loan losses	613	765	8	—	1,386	(657)	(8,022)	—	18,818	11,525

Other income (expense):
Loan and guaranty servicing income	26,108	—	—	—	26,108	5	—	—	—	26,113
Other fee-based income	—	13,822	27,222	—	41,044	4,869	—	—	—	45,913
Software services income	—	—	37	6,715	6,752	—	—	—	—	6,752
Other income	32	25	—	—	57	7	1,365	—	—	1,429
Loss on sale of loans and reduction in fair value related to loans held for sale	—	—	—	—	—	(47,493)	—	—	—	(47,493)
Intersegment revenue	20,224	260	—	1,816	22,300	—	17,212	(39,512)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	466	—	—	(57,827)	(57,361)
Derivative settlements, net	—	—	—	—	—	43,527	—	—	(2,764)	40,763

Total other income (expense)	46,364	14,107	27,259	8,531	96,261	1,381	18,577	(39,512)	(60,591)	16,116

Operating expenses:
Salaries and benefits	13,998	5,430	6,523	5,168	31,119	2,224	14,591	4,613	1,296	53,843
Restructure expense — severance and contract termination costs	851	—	297	518	1,666	1,896	3,915	(7,477)	—	—
Impairment expense	5,074	—	—	—	5,074	9,351	4,409	—	—	18,834
Other expenses	8,487	2,060	18,163	619	29,329	5,344	13,865	1,062	6,560	56,160
Intersegment expenses	13,278	296	1,847	394	15,815	20,602	1,293	(37,710)	—	—

Total operating expenses	41,688	7,786	26,830	6,699	83,003	39,417	38,073	(39,512)	7,856	128,837

Income (loss) before income taxes	5,289	7,086	437	1,832	14,644	(38,693)	(27,518)	—	(49,629)	(101,196)
Income tax expense (benefit) (a)	1,640	2,197	135	568	4,540	(11,995)	(8,531)	—	(15,385)	(31,371)

Net income (loss)	$3,649	4,889	302	1,264	10,104	(26,698)	(18,987)	—	(34,244)	(69,825)

(a) Beginning in 2008, the consolidated effective tax rate is used to calculate income taxes for each operating segment.

Three months ended March 31, 2008:
After Tax Operating Margin — excluding restructure expense, impairment expense, and the loss on sale of loans and reduction in fair value related to loans held for sale	16.5%	32.9%	1.9%	19.0%	15.1%	28.7%

Three months ended March 31, 2007:
After Tax Operating Margin	17.2%	26.3%	4.4%	14.5%	14.7%	36.4%

	Three months ended March 31, 2007
	Fee-Based
	Student	Tuition	Enrollment						“Base net
	Loan	Payment	Services	Software		Asset	Corporate		income”
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$2,244	1,010	87	18	3,359	414,490	3,801	(3,171)	—	418,479
Interest expense	—	5	2	—	7	341,658	12,001	(3,171)	—	350,495

Net interest income (loss)	2,244	1,005	85	18	3,352	72,832	(8,200)	—	—	67,984

Less provision for loan losses	—	—	—	—	—	2,753	—	—	—	2,753

Net interest income (loss) after provision for loan losses	2,244	1,005	85	18	3,352	70,079	(8,200)	—	—	65,231

Other income (expense):
Loan and guaranty servicing income	30,466	—	—	—	30,466	—	—	—	—	30,466
Other fee-based income	—	11,771	24,947	—	36,718	3,311	—	—	—	40,029
Software services income	—	—	130	5,618	5,748	—	—	—	—	5,748
Other income	6	3	—	—	9	4,829	2,041	—	—	6,879
Intersegment revenue	16,464	152	750	3,832	21,198	—	2,016	(23,214)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(12,130)	(12,130)
Derivative settlements, net	—	—	—	—	—	(424)	4,664	—	—	4,240

Total other income (expense)	46,936	11,926	25,827	9,450	94,139	7,716	8,721	(23,214)	(12,130)	75,232

Operating expenses:
Salaries and benefits	23,004	4,918	9,369	6,475	43,766	7,279	12,706	(2,524)	477	61,704
Other expenses	9,250	2,160	14,559	784	26,753	8,265	17,869	—	6,638	59,525
Intersegment expenses	3,318	374	156	—	3,848	16,636	206	(20,690)	—	—

Total operating expenses	35,572	7,452	24,084	7,259	74,367	32,180	30,781	(23,214)	7,115	121,229

Income (loss) before income taxes	13,608	5,479	1,828	2,209	23,124	45,615	(30,260)	—	(19,245)	19,234
Income tax expense (benefit) (a)	5,171	2,082	695	839	8,787	17,334	(12,326)	—	(6,531)	7,264

Net income (loss) from continuing operations	8,437	3,397	1,133	1,370	14,337	28,281	(17,934)	—	(12,714)	11,970
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	—	2,810	2,810

Net income (loss)	$8,437	3,397	1,133	1,370	14,337	28,281	(17,934)	—	(9,904)	14,780

(a)	Income taxes are based on 38% of net income before tax for the individual operating segment.
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
The adjustments required to reconcile from the Company’s “base net income” measure to its GAAP results of operations relate to differing treatments for derivatives, foreign currency transaction adjustments, discontinued operations, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects adjustments associated with these areas by operating segment and Corporate Activity and Overhead:

	Student	Tuition	Enrollment
	Loan	Payment	Services	Software	Asset	Corporate
	and	Processing	and	and	Generation	Activity
	Guaranty	and Campus	List	Technical	and	and
	Servicing	Commerce	Management	Services	Management	Overhead	Total

	Three months ended March 31, 2008

Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	57,400	427	57,827
Amortization of intangible assets	1,256	2,051	2,822	286	145	—	6,560
Compensation related to business combinations	—	—	—	—	—	1,296	1,296
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(16,054)	—	(16,054)
Income from discontinued operations, net of tax	—	—	—	—	—	—	—
Net tax effect (a)	(389)	(636)	(875)	(89)	(12,862)	(534)	(15,385)

Total adjustments to GAAP	$867	1,415	1,947	197	28,629	1,189	34,244

	Three months ended March 31, 2007

Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	6,214	5,916	12,130
Amortization of intangible assets	1,044	1,469	1,810	330	1,985	—	6,638
Compensation related to business combinations	—	—	—	—	—	477	477
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	—	—	—
Income from discontinued operations, net of tax	(2,810)	—	—	—	—	—	(2,810)
Net tax effect (a)	(397)	(558)	(688)	(125)	(3,116)	(1,647)	(6,531)

Total adjustments to GAAP	$(2,163)	911	1,122	205	5,083	4,746	9,904

(a)
Beginning in 2008, tax effect is computed using the Company’s consolidated effective tax rate for each applicable period. In prior periods, tax effect was computed at 38%. The change in the value of the put options for prior periods (included in Corporate Activity and Overhead) was not tax effected as this is not deductible for income tax purposes.

Differences between GAAP and “Base Net Income”
Management’s financial planning and evaluation of operating results does not take into account the following items because their volatility and/or inherent uncertainty affect the period-to-period comparability of the Company’s results of operations. A more detailed discussion of the differences between GAAP and “base net income” follows.
Derivative market value, foreign currency, and put option adjustments: “Base net income” excludes the periodic unrealized gains and losses that are caused by the change in fair value on derivatives used in the Company’s risk management strategy in which the Company does not qualify for “hedge treatment” under GAAP. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), requires that changes in fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria, as specified by SFAS No. 133, are met. The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative instruments primarily used by the Company include interest rate swaps, basis swaps, and cross-currency interest rate swaps. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the Company does not qualify its derivatives for “hedge treatment” as defined by SFAS No. 133, and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. The Company believes these point-in-time estimates of asset and liability values that are subject to interest rate fluctuations make it difficult to evaluate the ongoing results of operations against its business plan and affect the period-to-period comparability of the results of operations. Included in “base net income” are the economic effects of the Company’s derivative instruments, which includes any cash paid or received being recognized as an expense or revenue upon actual derivative settlements. These settlements are included in “Derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of operations.

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
The gains and/or losses included in “Derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of operations are primarily caused by interest rate and currency volatility, changes in the value of put options based on the inputs used in the Black-Scholes pricing model, as well as the volume and terms of put options and of derivatives not receiving hedge treatment. “Base net income” excludes these unrealized gains and losses and isolates the effect of interest rate, currency, and put option volatility on the fair value of such instruments during the period. Under GAAP, the effects of these factors on the fair value of the put options and the derivative instruments (but not the underlying hedged item) tend to show more volatility in the short term.
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
Variable-rate floor income, net of settlements on derivatives: Loans that reset annually on July 1 can generate excess spread income compared with the rate based on the special allowance payment formula in declining interest rate environments. The Company refers to this additional income as variable-rate floor income. The Company excludes variable-rate floor income, net of settlements paid on derivatives used to hedge student loan assets earning variable-rate floor income, from its “base net income” since the timing and amount of variable-rate floor income (if any) is uncertain, it has been eliminated by legislation for all loans originated on and after April 1, 2006, and it is in excess of expected spreads. In addition, because variable-rate floor income is subject to the underlying rate for the subject loans being reset annually on July 1, it is a factor beyond the Company’s control which can affect the period-to-period comparability of results of operations.
Variable-rate floor income is calculated by the Company on a statutory basis. As a result of the disruptions in the debt and secondary capital markets beginning in August 2007, the full benefit of variable-rate floor income has not been realized by the Company due to the widening of the spread between short term interest rate indices and the Company’s actual cost of funds.
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
Student Loan Servicing Volumes

	As of		As of
	March 31,		March 31,
	2008		2007
	Dollar	Percent	Dollar	Percent
	(dollars in millions)

Company	$25,416	71.7%	$23,274	72.3%
Third Party	10,046	28.3	8,935	27.7

	$35,462	100.0%	$32,209	100.0%

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

	Three months ended March 31,
	2008	2007	$ Change
Net interest income after the provision for loan losses	$613	2,244	(1,631)
Loan and guaranty servicing income	26,108	30,466	(4,358)
Other income	32	6	26
Intersegment revenue	20,224	16,464	3,760

Total other income	46,364	46,936	(572)
Salaries and benefits	13,998	23,004	(9,006)
Restructure expense — severance and contract termination costs	851	—	851
Impairment expense	5,074	—	5,074
Other expenses	8,487	9,250	(763)
Intersegment expenses	13,278	3,318	9,960

Total operating expenses	41,688	35,572	6,116

“Base net income” before income taxes	5,289	13,608	(8,319)
Income tax expense	1,640	5,171	(3,531)

“Base net income”	$3,649	8,437	(4,788)

After Tax Operating Margin	7.8%	17.2%

After Tax Operating Margin — excluding restructure expense and impairment expense	16.5%	17.2%
Net interest income after the provision for loan losses. Investment income decreased as a result of an overall decrease in cash held in 2008 compared to 2007, as well as lower interest rates.

Loan and guaranty servicing income. Loan and guaranty servicing income for the three months ended March 31, 2008 decreased from the same period in 2007 as follows:

	Three months ended March 31,		Change
	2008	2007	Dollars	Percent

Origination and servicing of FFEL Program loans	$12,279	14,130	(1,851)	(13.1)%

Origination and servicing of of non-federally insured student loans	2,271	2,321	(50)	(2.2)

Servicing and support outsourcing for guaranty agencies	11,558	14,015	(2,457)	(17.5)

Loan and guaranty servicing income to external parties	$26,108	30,466	(4,358)	(14.3)%

•
FFELP loan servicing income decreased due to new servicing contracts being priced at lower rates following the legislative developments in September 2007. In addition, a few lenders have chosen to internally service rather than pay an external party subsequent to the legislative developments.

•
Servicing and support outsourcing for guaranty agencies decreased due to the termination of the VFA between the Department and College Assist offset by an increase in the volume of guaranteed loans serviced as well as an increase in collections due to utilizing an outside collection agency.

Intersegment revenue. Intersegment revenue increased due to an increase in servicing volume and rates for internal customers. These increases were offset by a decrease in internal call center revenue due to the reduction in direct-to-consumer marketing.
Operating expenses. Total operating expenses increased in 2008 primarily due to an impairment charge of $5.1 million and a restructuring charge of $0.9 million recognized as part of the Company’s restructuring plan. Excluding the impairment and restructuring charges, operating expenses remained flat for the three months ended March 31, 2008 compared to the same period in 2007. Cost savings from the Company’s September 2007 restructuring plan were offset by an increase in intersegment expenses resulting from a change in segment allocation methodologies.

TUITION PAYMENT PROCESSING AND CAMPUS COMMERCE OPERATING SEGMENT – RESULTS OF OPERATIONS
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
Three months ended March 31, 2008 compared to the three months ended March 31, 2007

	Three months ended March 31,
	2008	2007	$ Change
Net interest income after the provision for loan losses	$765	1,005	(240)
Other fee-based income	13,822	11,771	2,051
Other income	25	3	22
Intersegment revenue	260	152	108

Total other income	14,107	11,926	2,181

Salaries and benefits	5,430	4,918	512
Other expenses	2,060	2,160	(100)
Intersegment expenses	296	374	(78)

Total operating expenses	7,786	7,452	334

“Base net income” before income taxes	7,086	5,479	1,607
Income tax expense	2,197	2,082	115

“Base net income”	$4,889	3,397	1,492

After Tax Operating Margin	32.9%	26.3%
Other fee-based income. Other fee-based income increased for the three months ended March 31, 2008 compared to the same period in 2007 as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce clients.
Operating expenses. Operating expenses remained relatively flat from the three months ended March 31, 2007 to the same period in 2008. The slight increase in operating expenses was driven by additional costs associated with salaries and benefits to support the increase in the number of managed tuition payment plans and campus commerce clients.

ENROLLMENT SERVICES AND LIST MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
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
Three months ended March 31, 2008 compared to the three months ended March 31, 2007

	Three months ended March 31,
	2008	2007	$ Change
Net interest income after the provision for loan losses	$8	85	(77)
Other fee-based income	27,222	24,947	2,275
Software services income	37	130	(93)
Intersegment revenue	—	750	(750)

Total other income	27,259	25,827	1,432
Salaries and benefits	6,523	9,369	(2,846)
Restructure expense — severance and contract termination costs	297	—	297
Other expenses	18,163	14,559	3,604
Intersegment expenses	1,847	156	1,691

Total operating expenses	26,830	24,084	2,746

“Base net income” before income taxes	437	1,828	(1,391)
Income tax expense	135	695	(560)

“Base net income”	$302	1,133	(831)

After Tax Operating Margin	1.1%	4.4%

After Tax Operating Margin — excluding restructure expense	1.9%	4.4%
Other fee-based income. Other fee-based income increased $5.6 million as a result of an increase in lead generation volume for the three months ended March 31, 2008 compared to the same period in 2007. This increase was offset by a $3.3 million decrease in list sales as a result of the legislative developments in the student loan industry. These developments will have a negative impact on the Company’s list sales in 2008.
Operating expenses. Total operating expenses increased as a result of an increase in costs associated with providing lead generation services. This increase was offset by a decrease as a result of cost savings from the September 2007 and January 2008 restructuring plans.

SOFTWARE AND TECHNICAL SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS
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
Three months ended March 31, 2008 compared to the three months ended March 31, 2007

	Three months ended March 31,
	2008	2007	$ Change
Net interest income after the provision for loan losses	$—	18	(18)
Software services income	6,715	5,618	1,097
Intersegment revenue	1,816	3,832	(2,016)

Total other income	8,531	9,450	(919)

Salaries and benefits	5,168	6,475	(1,307)
Restructure expense — severance and contract termination costs	518	—	518
Other expenses	619	784	(165)
Intersegment expenses	394	—	394

Total operating expenses	6,699	7,259	(560)

“Base net income” before income taxes	1,832	2,209	(377)
Income tax expense	568	839	(271)

“Base net income”	$1,264	1,370	(106)

After Tax Operating Margin	14.8%	14.5%

After Tax Operating Margin — excluding restructure expense	19.0%	14.5%
Software services income. Software services income increased for the three months ended March 31, 2008 compared to the same period in 2007 as a result of new customers and additional projects for existing customers.
Intersegment revenue. Intersegment revenue decreased for the three months ended March 31, 2008 compared to the same period in 2007 as a result of a decrease in projects for internal customers.
Operating expenses. The decrease in operating expenses was driven by a decrease in costs associated with salaries and benefits as a result of the decrease in projects for internal customers.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
The Asset Generation and Management segment includes the acquisition, management, and ownership of the Company’s student loan assets. Revenues are primarily generated from the Company’s earnings from the spread, referred to as the Company’s student loan spread, between the yield received on the student loan portfolio and the costs associated with originating, acquiring, financing, servicing, and managing the student loan portfolio. The Company generates student loan assets through direct origination or through acquisitions. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose.
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
Student Loan Portfolio
The table below outlines the components of the Company’s student loan portfolio:

	As of March 31, 2008		As of December 31, 2007
	Dollars	Percent	Dollars	Percent
Federally insured: (a)
Stafford
Originated prior to 10/1/07	$6,985,081	26.1%	$6,624,009	24.8%
Originated on or after 10/1/07	275,411	1.0	101,901	0.4
PLUS/SLS
Originated prior to 10/1/07	448,610	1.7	414,708	1.5
Originated on or after 10/1/07	36,891	0.1	15,233	0.1
Consolidation
Originated prior to 10/1/07	18,000,685	67.3	18,646,993	69.8
Originated on or after 10/1/07	317,368	1.2	251,554	0.9

Non-federally insured	283,308	1.1	274,815	1.0

Total	26,347,354	98.5	26,329,213	98.5

Unamortized premiums and deferred origination costs	443,779	1.7	452,501	1.7
Allowance for loan losses:
Allowance — federally insured	(23,962)	(0.1)	(24,534)	(0.1)
Allowance — non-federally insured	(22,175)	(0.1)	(21,058)	(0.1)

	$26,744,996	100.0%	$26,736,122	100.0%

(a)	The College Cost Reduction Act reduced the yield on federally insured loans originated on or after October 1, 2007.

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

	Three months ended March 31,
	2008	2007

Beginning balance	$26,329,213	23,414,468
Direct channel:
Consolidation loan originations (a)	65,745	1,064,238
Less consolidation of existing portfolio	(27,459)	(473,795)

Net consolidation loan originations	38,286	590,443
Stafford/PLUS loan originations	421,101	354,827
Branding partner channel (b) (c)	473,378	202,290
Forward flow channel (d)	318,844	375,941
Other channels	55,922	205,918

Total channel acquisitions	1,307,531	1,729,419

Repayments, claims, capitalized interest, and other	(299,800)	(235,807)
Consolidation loans lost to external parties	(129,418)	(239,404)
Loans sold	(860,172)	(51,646)

Ending balance	$26,347,354	24,617,030

(a)	With the changes in legislation and impact of capital markets, the Company suspended consolidation loan originations in January 2008.

(b)
Included in the branding partner channel are private loan originations of $12.4 million and $44.3 million for the three months ended March 31, 2008 and 2007, respectively. As a result of the impact of the capital market disruptions, the Company suspended private loan originations during the first quarter of 2008.

(c)	During the three months ended March 31, 2008, the Company accelerated the purchase of loans from a branding partner lender of approximately $405.8 million.

(d)	During the three months ended March 31, 2008, the Company accelerated the purchase of loans from certain forward flow lenders of approximately $105.4 million.
The Company has significant financing needs that it meets through the capital markets, including the debt and secondary markets. Since August 2007, these markets have experienced unprecedented disruptions, which are having an adverse impact on the Company’s earnings and financial condition. Since the Company cannot determine nor control the length of time or extent to which the capital markets will remain disrupted, it reduced its direct and indirect costs related to its asset generation activities and is more selective in pursuing origination activity, in both the school and direct to consumer channels. Accordingly, the Company (i) has suspended Consolidation and private student loan originations; (ii) has exercised contractual rights to discontinue, suspend, or defer the acquisition of student loans in connection with substantially all of its branding and forward flow relationships; and (iii) will continue to review the viability of continuing to originate and acquire student loans through its various channels. As a result of these items, the Company has and will continue to experience a decrease in origination volume compared to historical periods.

Activity in the Allowance for Loan Losses
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company’s allowance for loan losses is presented in the following table:

	Three months ended March 31,
	2008	2007

Balance at beginning of period	$45,592	26,003
Provision for loan losses:
Federally insured loans	3,500	1,453
Non-federally insured loans	1,500	1,300

Total provision for loan losses	5,000	2,753
Charge-offs, net of recoveries:
Federally insured loans	(3,322)	(1,195)
Non-federally insured loans	(383)	(166)

Net charge-offs	(3,705)	(1,361)
Sale of federally insured loans	(750)	—
Sale of non-federally insured loans	—	(1,171)

Balance at end of period	$46,137	26,224

Allocation of the allowance for loan losses:
Federally insured loans	$23,962	7,859
Non-federally insured loans	22,175	18,365

Total allowance for loan losses	$46,137	26,224

Net loan charge-offs as a percentage of average student loans	0.055%	0.023%
Total allowance as a percentage of average student loans	0.172%	0.110%
Total allowance as a percentage of ending balance of student loans	0.175%	0.107%
Non-federally insured allowance as a percentage of the ending balance of non-federally insured loans	7.827%	8.167%
Average student loans	$26,859,328	23,844,815
Ending balance of student loans	26,347,354	24,617,030
Ending balance of non-federally insured loans	283,308	224,870
The allowance for loan losses increased during the three months ended March 31, 2008 compared to the same period in 2007 as a result of the elimination of the Exceptional Performer program. Due to the elimination of this program, the Company recorded an expense of $15.7 million in September 2007 to increase the Company’s allowance for loan losses related to the increase in risk share.

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company’s student loan delinquency amounts:

	As of March 31, 2008		As of December 31, 2007
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment(1)	$7,754,639		$7,115,505
Loans in forebearance(2)	2,715,917		3,015,456
Loans in repayment status:
Loans current	13,744,424	88.1%	13,937,702	87.5%
Loans delinquent 31-60 days(3)	554,712	3.6	682,956	4.3
Loans delinquent 61-90 days(3)	355,989	2.3	353,303	2.2
Loans delinquent 91 days or greater(4)	938,365	6.0	949,476	6.0

Total loans in repayment	15,593,490	100.0%	15,923,437	100.0%

Total federally insured loans	$26,064,046		$26,054,398

Non-Federally Insured Loans:
Loans in-school/grace/deferment(1)	$113,193		$111,946
Loans in forebearance(2)	10,281		12,895
Loans in repayment status:
Loans current	152,773	95.6%	142,851	95.3%
Loans delinquent 31-60 days(3)	3,038	1.9	3,450	2.3
Loans delinquent 61-90 days(3)	1,829	1.1	1,247	0.8
Loans delinquent 91 days or greater(4)	2,194	1.4	2,426	1.6

Total loans in repayment	159,834	100.0%	149,974	100.0%

Total non-federally insured loans	$283,308		$274,815

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

(4)
Loans delinquent 91 days or greater include loans in claim status, which are loans that have gone into default and have been submitted to the guaranty agency for FFELP loans, or, if applicable, the insurer for non-federally insured loans, to process the claim for payment.

Student Loan Spread Analysis
The following table analyzes the student loan spread on the Company’s portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

	Three months ended March 31,
	2008	2007
Student loan yield	6.05%	7.90%
Consolidation rebate fees	(0.74)	(0.79)
Premium and deferred origination costs amortization	(0.38)	(0.36)

Student loan net yield	4.93	6.75
Student loan cost of funds (a)	(3.96)	(5.46)

Student loan spread	0.97	1.29
Variable-rate floor income, net of settlements on derivatives (b)	(0.24)	—

Core student loan spread	0.73%	1.29%

Average balance of student loans	$26,859,328	23,844,815
Average balance of debt outstanding	27,828,890	25,378,267

(a)
The student loan cost of funds includes the effects of net settlement costs on the Company’s derivative instruments (excluding the net settlements of $4.7 million for the three months ended March 31, 2007 on those derivatives no longer hedging student loan assets).

(b)
Variable-rate floor income is calculated by the Company on a statutory basis. As a result of the disruptions in the debt and secondary capital markets which began in August 2007, the full benefit of variable-rate floor income has not been realized by the Company due to the widening of the spread between short term interest rate indices and the Company’s actual cost of funds. The Company entered into interest rate swaps with effective dates beginning in January 2008 to hedge a portion of the variable-rate floor income. Settlements on these derivatives are presented as part of the Company’s statutory calculation of variable-rate floor income.

The compression of the Company’s core student loan spread during the three months ended March 31, 2008 compared to 2007 was primarily due to the increase in the cost of debt as a result of the disruptions in the debt and secondary capital markets. The increases in the Company’s cost of debt as a result of the disruption in the capital market disruption was the result of the following items:
•
Historically, the movement of the various interest rate indices received on the Company’s student loan assets and paid on the debt to fund such loans was highly correlated. As shown in Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” the short-term movement of the indices was dislocated beginning in August 2007. This dislocation has had a negative impact on the Company’s student loan net interest income.

•	The spread to LIBOR on asset-backed securities transactions has increased significantly since August 2007, as shown below.
•
Since August 2007, the Company has issued $4.6 billion of notes in asset-backed securities transactions ($1.5 billion in August 2007, $1.2 billion in March 2008, and $1.9 billion in April 2008). The increase in costs on these transactions from historical levels have had and will continue to have a negative impact on the Company’s student loan net interest income.

•
The credit market disruptions have increased the cost of funds on the Company’s auction and remarketing notes as discussed in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Secured Financing Transactions — Asset-backed Securitizations — Auction or remarketing based notes.”

As a result of the passage of the College Cost Reduction Act, the yield on FFELP loans originated after October 1, 2007 was reduced. The core student loan spread on consolidation loans originated after October 1, 2007 for the first quarter of 2008 was a loss of approximately 10 to 20 basis points. Whereas, the core student loan spread on all other FFELP loans originated after October 1, 2007 for the first quarter of 2008 was income of approximately 10 to 20 basis points. As previously discussed, due to the reduction in yield as a result of legislation and capital markets, the Company suspended consolidation loan originations in January 2008.
As noted in Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, the Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating fixed rate floor income which is included in its core student loan spread. The majority of these loans are consolidation loans that earn the greater of the borrower rate or 2.64% above the average commercial paper rate during the calendar quarter. When excluding fixed rate floor income, the Company’s core student loan spread was 0.60% and 1.23% for the three months ended March 31, 2008 and 2007, respectively.

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

	Three months ended March 31,
	2008	2007	$ Change
Net interest income (loss) after the provision for loan losses	$(657)	70,079	(70,736)

Loan and guaranty servicing income	5	—	5
Other fee-based income	4,869	3,311	1,558
Other income	7	4,829	(4,822)
Loss on sale of loans and reduction in fair value related to loans held for sale	(47,493)	—	(47,493)
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	43,993	(424)	44,417

Total other income	1,381	7,716	(6,335)

Salaries and benefits	2,224	7,279	(5,055)
Restructure expense — severance and contract termination costs	1,896	—	1,896
Impairment expense	9,351	—	9,351
Other expenses	5,344	8,265	(2,921)
Intersegment expenses	20,602	16,636	3,966

Total operating expenses	39,417	32,180	7,237

“Base net income (loss)” before income taxes	(38,693)	45,615	(84,308)
Income tax expense (benefit)	(11,995)	17,334	(29,329)

“Base net income (loss)”	$(26,698)	28,281	(54,979)

After Tax Operating Margin	(3,687.6%)	36.4%

After Tax Operating Margin — excluding restructure expense, impairment expense, and the loss on sale of loans and reduction in fair value related to loans held for sale	28.7%	36.4%
Net interest income after the provision for loan losses

	Three months ended March 31,		Change
	2008	2007	Dollars	Percent

Loan interest	$386,426	464,533	(78,107)	(16.8)%
Consolidation rebate fees	(49,854)	(46,420)	(3,434)	(7.4)
Amortization of loan premiums and deferred origination costs	(25,404)	(21,059)	(4,345)	(20.6)

Total loan interest	311,168	397,054	(85,886)	(21.6)
Investment interest	9,190	17,436	(8,246)	(47.3)

Total interest income	320,358	414,490	(94,132)	(22.7)

Interest on bonds and notes payable	315,921	338,487	(22,566)	(6.7)
Intercompany interest	94	3,171	(3,077)	(97.0)
Provision for loan losses	5,000	2,753	2,247	81.6

Net interest income (loss) after provision for loan losses	$(657)	70,079	(70,736)	(100.9)%

•
The average student loan portfolio increased $3.0 billion, or 12.6%, for the three months ended March 31, 2008 compared to the same period in 2007. The increase in average loans was offset by a decrease in the yield earned on student loans. Loan interest income decreased $78.1 million as a result of these factors.

•	Consolidation rebate fees increased due to the $1.2 billion, or 6.7%, increase in the average consolidation loan portfolio.

•	The amortization of loan premiums and deferred origination costs increased $4.3 million, or 20.6%, as a result of loan portfolio growth.
•	Investment income has decreased as a result of an overall decrease in average cash held in 2008 as compared to 2007, as well as lower interest rates.
•
Interest expense decreased as a result of a decrease in interest rates on the Company’s variable rate debt which lowered the Company’s cost of funds (excluding net derivative settlements) to 4.55% for the three months ended March 31, 2008 compared to 5.46% for the same period a year ago. This was offset by a $2.5 billion, or 9.7%, increase in average debt for the three months ended March 31, 2008 compared to the same period in 2007. Interest expense was impacted in 2008 by credit market disruptions as further discussed in this Report.

•	The provision for loan loss increased due to an increase in risk share as a result of the elimination of the Exceptional Performer program in the third quarter of 2007.
Other fee-based income. Borrower late fees increased $1.1 million for the three months ended March 31, 2008 compared to 2007 as a result of the increase in the average student loan portfolio.
Other income. Other income decreased for the three months ended March 31, 2008 compared to 2007 as a result of certain gains recognized on the sale of student loan assets in 2007.
Loss on sale of loans and reduction in fair value related to loans held for sale. As previously discussed, the Company sold $857.8 million (par value) of federally insured student loans resulting in the recognition of a loss of $30.4 million on March 31, 2008. In addition, on April 8, 2008, the Company sold $428.6 million (par value) of federally insured student loans. The Company recognized a loss of $17.1 million during the three month period ended March 31, 2008 as a result of marking these loans to fair value. Combined, the portfolios sold on March 31, 2008 and April 8, 2008 were sold for a purchase price of approximately 98% of the par value of such loans. As a result of the disruptions in the debt and secondary markets, the Company sold these loan portfolios in order to reduce the amount of student loans remaining under the Company’s multi-year committed financing facility for FFELP loans which reduced the Company’s exposure to certain equity support provisions included in this facility.
Operating expenses. Excluding the restructure expense of $1.9 million and the impairment of assets of $9.4 million, operating expenses decreased $4.0 million, or 12.5%, for the three months ended March 31, 2008 compared to 2007. This decrease is a result of the September 2007 and January 2008 restructuring plans and the Company capitalizing on the operating leverage of its business structure and strategies.
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
Current conditions in the debt markets include reduced liquidity and increased credit risk premiums for most market participants. These conditions can increase the cost and reduce the availability of debt in the capital markets. The Company attempts to mitigate the impact of debt market disruptions by obtaining adequate committed and uncommitted facilities from a variety of reliable sources. There can be no assurance, however, that the Company will be successful in these efforts, that such facilities will be adequate, or that the cost of debt will allow the Company to operate at profitable levels. Since the Company is dependent on the availability of credit to finance its operations, disruptions in the debt markets or a reduction in the Company’s credit ratings could have an adverse impact on the Company’s earnings and financial condition, particularly in the short term. In April 2008, Moody’s Investor Service announced that it had placed the Company’s ratings under review for possible downgrade as a result of the current severely constricted credit market conditions.
While management believes the Company has a strong capital base and adequate liquidity, the Company’s ability to acquire and hold student loans is not unlimited. As a result, a prolonged period of market illiquidity may affect the Company’s loan acquisition volumes and could have an adverse impact on the Company’s future earnings and financial condition.

Since the Company cannot determine nor control the length of time or extent to which the capital markets will remain disrupted, it reduced its direct and indirect costs related to its asset generation activities and is more selective in pursuing origination activity, in both the school and direct to consumer channels. Accordingly, the Company (i) has suspended Consolidation and private student loan originations; (ii) has exercised contractual rights to discontinue, suspend, or defer the acquisition of student loans in connection with substantially all of its branding and forward flow relationships; and (iii) will continue to review the viability of continuing to originate and acquire student loans through its various channels. As a result of these items, the Company has and will continue to experience a decrease in origination volume compared to historical periods.
On May 7, 2008, the President signed into law H.R. 5715, the Ensuring Continued Access to Student Loans Act of 2008 (“HR 5715”). This legislation contains provisions that expand the federal government’s support of financing the cost of higher education. Among other things, HR 5715:
•	Increases statutory limits on annual and aggregate borrowing for FFELP loans;
•	Enhances benefits for parents who borrow PLUS loans; and
•	Allows the Department to act as a secondary market and enter into forward purchasing agreements with lenders.
The Company is encouraged the federal government has put a temporary plan in place that has the potential to provide students and families with continued, uninterrupted access to federal loans they need to pay for college.
However, the Company believes, like all legislation, the details of implementation will determine if H.R. 5715 ultimately provides a solution for education-seeking families. Liquidity is needed in the student loan market in a manner that allows lenders, like the Company and its branding and forward flow partners, to continue to make loans during the unprecedented crisis in the capital markets.
While the Company believes there is reason to be optimistic, the Company cannot predict the impact to its operations until the details of the legislation are finalized. In an effort to ensure the legislation’s objectives are realized, the Company is working with the Department and industry colleagues through the implementation process and the development of the new program.
The following table summarizes the Company’s bonds and notes outstanding as of March 31, 2008:

			Interest rate
	Carrying	Percent of	range on
	amount	total	carrying amount	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$18,442,481	63.3%	2.60% - 4.48%	09/25/13 - 06/25/41
Bonds and notes based on auction or remarketing (b)	2,875,045	9.9	0.00% - 7.90%	11/01/09 - 07/01/43

Total variable-rate bonds and notes	21,317,526	73.2

Commercial paper — FFELP facility	6,486,212	22.3	2.61% - 3.84%	05/09/10
Commercial paper — private loan facility	190,050	0.6	3.64%	01/25/09
Fixed-rate bonds and notes (a)	211,704	0.7	5.20% - 6.68%	11/01/09 - 05/02/29
Unsecured fixed rate debt	475,000	1.6	5.13% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	375,000	1.3	2.90% - 3.53%	05/08/12
Other borrowings	73,641	0.3	2.96% - 5.10%	09/28/08 - 11/01/15

	$29,129,133	100.0%

(a)	Issued in securitization transactions

(b)
As of March 31, 2008, the Company had $1.0 billion of bonds based on an auction rate of 0.00%, due to the Maximum Rate auction provisions in the underlying documents for such financings. The Maximum Rate provisions include multiple components, one of which is based on T-bill rates. The T-bill component calculation for these bonds (and subsequently, the Maximum Rate) produced negative rates, which resulted in auction rates of zero percent for the applicable period.

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
The multi-year committed facility for FFELP loans, which terminates in May 2010, is supported by 364-day liquidity which was up for renewal on May 9, 2008. The Company obtained an extension on this renewal until June 10, 2008. In order to continue funding new originations, the liquidity on this facility must be renewed. If not renewed, the Company will be unable to fund new originations in the facility. If the Company is able to renew its liquidity on this line, it will come at an increased cost compared to historical periods. If the Company is not able to renew the liquidity on this facility or renew the facility at a price acceptable to the Company, it will become a term facility with a maturity date of May 2010. The Company’s cost of financing on the term facility would be slightly higher than its current cost of funds as a warehouse facility. The FFELP warehouse facility has a provision requiring the Company to refinance or remove on an annual basis 75% of the pledged collateral. The Company is subject to this provision whether the liquidity is renewed or if it becomes a term facility. If the Company’s warehouse facility becomes a term facility, the Company will need to use or secure alternate financing to fund new FFELP student loan originations or acquisitions and to refinance or remove pledged student loans in the facility to meet the annual provisions to remove loans from the facility.
As of March 31, 2008, $6.5 billion was outstanding under this facility and $2.4 billion was available for future use. On April 2, 2008 and April 22, 2008, the Company completed asset-backed securities transactions of $0.5 billion and $1.5 billion, respectively. On March 31, 2008 and April 8, 2008, the Company sold a combined FFELP student loan portfolio of $1.3 billion. These transactions decreased the outstanding balance on the FFELP warehouse facility. In addition, subsequent to March 31, 2008, the Company decreased the commitment level to fund loans in this facility to $4.0 billion. As a result of these transactions, as of May 9, 2008, $3.3 billion was outstanding under this facility and $0.7 billion was available for future use.
There can be no assurance the Company will be able to maintain this conduit facility, find alternative funding, or increase the commitment level of such facility, if necessary. While the Company’s bank-supported conduit facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future.
The terms and conditions of the Company’s warehouse facility for FFELP loans provide for advance rates related to financed loans subject to a valuation formula based on current market conditions. Dislocation in the credit markets including disruptions in the current capital markets can and will cause short-term volatility in the loan valuation formulas. Severe volatility and dislocation in the credit markets, although temporary, could cause the valuation assigned to its student loan portfolio financed by the applicable line to be less than par. Should a significant change in the valuation of subject loans result in a reduction in advance rate and require equity support greater than what the Company can or is willing to provide, the warehouse line could be subject to termination. While the Company does not believe the loan valuation formula is reflective of the fair market value of its loans, it is subject to compliance with provisions of the warehouse documents. As of May 9, 2008, the Company has $165.8 million utilized as equity funding support based on provisions of this agreement.
The private loan warehouse facility is an uncommitted facility that is offered to the Company by one banking partner, which terminates in January 2009. As of March 31, 2008, $190.0 million was outstanding under this facility and $60.0 million was available for future use. The Company guarantees the performance of the assets in the private loan warehouse facility. This facility provides for advance rates on subject collateral which require certain levels of equity enhancement support. As of May 9, 2008, the Company has $54.5 million utilized as equity funding support based on provisions of this agreement. There can be no assurance that the Company will be able to maintain this conduit facility, find alternative funding, increase the size of the facility, or make adequate equity contributions, if necessary. While the Company’s bank supported facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future.
In August 2006, the Company established a $5.0 billion extendible commercial paper warehouse program for FFELP loans, under which it can issue one or more short-term extendable secured liquidity notes. As of March 31, 2008, no notes were outstanding under this warehouse program. As a result of the disruption of the credit markets, there is no market for the issuance of notes under this facility. Management believes it is currently unlikely a market will exist in the future.
Asset-backed securitizations
Of the $29.1 billion of debt outstanding as of March 31, 2008, $21.5 billion was issued under term asset-backed securitizations. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market. As a result of the disruptions in the credit markets, the Company may not be able to issue asset-backed financings at rates historically achieved by the Company, at levels equal to or less than other financing agreements, or at levels otherwise considered beneficial to the Company. Accordingly, the Company’s operational and financial results may be negatively impacted. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction or remarketing procedure.

LIBOR based notes
As of March 31, 2008, the Company had $18.4 billion of notes issued under asset-backed securitizations that primarily reprice at a fixed spread to 3 month LIBOR and are structured to substantially match the maturity of the funded assets. In addition, on April 2, 2008 and April 22, 2008, the Company issued additional asset-backed securitizations totaling $2.0 billion that also reprice at a fixed spread to 3 month LIBOR. These notes fund FFELP student loans that are predominantly set based on a spread to 3 month commercial paper. The 3 month LIBOR and 3 month commercial paper indexes have been highly correlated historically. Based on cash flows developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company expects future undiscounted cash flows from these transactions will be in excess of $1.4 billion. These cash flows consist of net spread and servicing and administrative revenue in excess of estimated cost.
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
As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the commercial paper, governing documents or indenture. While these rates will vary by the trust structure the notes were issued from as well as the class and rating of the security, they will generally be based on a spread to LIBOR, commercial paper, or Treasury Securities. Based on the relative levels of these indices as of March 31, 2008, the rates expected to be paid by the Company range from 91-day T-Bill plus 125 basis points, on the low end, to LIBOR plus 250 basis points on the high end.
The Company cannot predict whether future auctions related to its Auction Rate Securities will be successful but management believes it is likely auctions will continue to fail indefinitely. The Company is currently seeking alternatives for reducing its exposure to the auction rate market, but may not be able to achieve alternate financing for some or all of its Auction Rate Securities.
For Variable Rate Demand Notes, the remarketing agents set the price, which is then offered to investors. If there are insufficient potential bid orders to purchase all of the notes offered for sale, the Company could be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities. The maximum rate for Variable Rate Demand Notes is based on a spread to certain indexes as defined in the underlying documents with the highest to the Company being Prime plus 200 basis points. Certain of the Variable Rate Demand Notes are secured by financial guaranty insurance policies issued by MBIA Insurance Corporation. These Variable Rate Demand Notes are currently experiencing reduced investor demand and certain of these securities have been put to the liquidity provider, Lloyds TSB Bank, at a cost ranging from Federal Funds plus 150 basis points to LIBOR plus 175 basis points.
Operating Lines of Credit
The Company uses its line of credit agreements primarily for general operating purposes, to fund certain asset and business acquisitions, and to repurchase stock under the Company’s stock repurchase program. The Company maintains a $750.0 million unsecured line of credit supported by various banking entities. At March 31, 2008, $375.0 million was outstanding under this line and $375.0 million was available for future uses. The $750.0 million line of credit terminates in May 2012. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary. As discussed previously, the Company may need to fund certain loans or provide equity funding support related to advance rates on its warehouse facilities. As of May 9, 2008, the Company has contributed $220.3 million in equity funding support to these facilities. The Company has funded these contributions primarily by advances on its operating line of credit. As of May 9, 2008, the Company has $445.0 million outstanding under this line of credit and $305.0 million available for future uses.

The line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement. The covenants include maintaining:
(i)	A minimum consolidated net worth;

(ii)	A minimum adjusted EBITDA to corporate debt interest (over the last four rolling quarters);

(iii)	A limitation on subsidiary indebtedness; and

(iv)	A limitation on the percentage of non-guaranteed loans in the Company’s portfolio.
As of March 31, 2008, the Company was in compliance with all of these requirements and believes it will have sufficient cushion under these covenants in future periods. Many of these covenants are duplicated in the Company’s other lending facilities including its FFELP and private loan warehouses.
The Company’s operating line of credit does not have any covenants tied to unsecured debt ratings. However, changes in the Company’s ratings (as well as the amounts the Company borrows) may have modest implications on the pricing level at which the Company obtains funding.
The Company also has a $725.0 million unsecured commercial paper program. Under the program, the Company may issue commercial paper for general corporate purposes. The maturities of the notes issued under this program will vary, but may not exceed 397 days from the date of issue. Notes issued under this program will bear interest at rates that will vary based on market conditions at the time of issuance. As of March 31, 2008, there were no borrowings outstanding on this line and $725.0 million of remaining authorization. The Company does not expect to be able to issue unsecured commercial paper in the near or intermediate future at a cost effective level relative to the Company’s unsecured line of credit.
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
In September 2006, the Company consummated a debt offering under its universal shelf consisting of $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities (“Hybrid Securities”). The Hybrid Securities are unsecured obligations of the Company. The interest rate on the Hybrid Securities from the date they were issued through the optional redemption date, September 28, 2011, is 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the “scheduled maturity date”, the interest rate on the Hybrid Securities will be equal to three-month LIBOR plus 3.375%, payable quarterly. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that the Company has received proceeds from the sale of certain qualifying capital securities prior to such date (as defined in the Hybrid Securities’ prospectus). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the prospectus, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities. At the Company’s option, the Hybrid Securities are redeemable in whole at any time or in part from time to time at the redemption price described in the prospectus supplement.
The proceeds from these unsecured debt offerings were or will be used by the Company to fund general business operations, certain asset and business acquisitions, and the repurchase of stock under the Company’s stock repurchase plan.

Sources of Liquidity
The following table details the Company’s primary sources of liquidity and the available capacity at March 31, 2008:

Sources of primary liquidity: (a)
Cash and cash equivalents (b)	$124,171
Unencumbered student loan assets	6,013
Unused unsecured line of credit (c)	375,000
Asset-backed commercial paper borrowing capacity — private loans (d)	59,950
Asset-backed commercial paper borrowing capacity — FFELP (e)	2,463,788

Total sources of primary liquidity	$3,028,922

(a)
The sources of primary liquidity table above does not include $5.0 billion authorized for future issuance under the extendible commercial paper warehouse program. As a result of the disruption of the credit markets, there is no market for the issuance of notes under this facility. Management believes it is unlikely a market will exist in the future.

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

(c)	As of May 9, 2008, the unused unsecured line of credit was $305.0 million.

(d)	The Company’s private loan warehouse facility expires on January 25, 2009.

(e)
The Company’s FFELP loan warehouse facility expires on May 9, 2010. However, the liquidity of this facility must be renewed annually in order to continue to fund new originations. Liquidity was up for renewal on May 9, 2008. The Company obtained an extension on this renewal until June 10, 2008. Subsequent to March 31, 2008, the Company completed certain asset-backed securities transactions and sold loans which decreased the outstanding balance on this facility. In addition, the Company decreased the commitment level to fund loans in this facility. As a result of these transactions, as of May 9, 2008, the borrowing capacity on this facility was $0.7 billion.

Contractual Obligations
The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company’s contractual obligations as of March 31, 2008 were as follows:

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Bonds and notes payable	$29,129,133	7,134,274	343,457	61,914	21,589,488
Operating lease obligations	46,447	9,622	17,756	12,461	6,608
Other	7,564	7,244	320	—	—

Total	$29,183,144	7,151,140	361,533	74,375	21,596,096

The Company had an $8.6 million reserve as of March 31, 2008 for uncertain income tax positions per the provisions of FIN 48. This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.
The Company’s bonds and notes payable due in less than one year includes $6.5 billion of bonds and notes outstanding related to the Company’s FFELP warehouse facility. Although the maturity for this facility is May 2010, the liquidity must be renewed annually in order to fund new student loan originations. Liquidity was up for renewal on May 9, 2008. The Company obtained an extension on this renewal until June 10, 2008. As such, the Company presents the obligation due based on the liquidity renewal date. Historically, the Company has been able to renew its commercial paper conduit programs, including the underlying liquidity agreements.
The Company has commitments with its branding partners and forward flow lenders which obligate the Company to purchase loans originated under specific criteria, although the branding partners and forward flow lenders are typically not obligated to provide the Company with a minimum amount of loans. Branding partners are those entities from whom the Company acquires student loans and provides marketing and origination services. Forward flow lenders are those entities from whom the Company acquires student loans and provides origination services. These commitments generally run for periods ranging from one to five years and are generally renewable. Commitments to purchase loans under these arrangements are not included in the table above. The Company has significant financing needs that it meets through the capital markets, including the debt and secondary markets. Since August 2007, these markets have experienced unprecedented disruptions, which are having an adverse impact on the Company’s earnings and financial condition. Since the Company cannot determine nor control the length of time or extent to which the capital markets will remain disrupted, it reduced its direct and indirect costs related to its asset generation activities and is more selective in pursuing origination activity, in both the school and direct to consumer channels. Accordingly, the Company has exercised contractual rights to discontinue, suspend, or defer the acquisition of student loans in connection with substantially all of its branding and forward flow relationships.

As a result of the Company’s recent acquisitions, the Company has certain contractual obligations or commitments as follows:
•
LoanSTAR Funding Group, Inc. (“LoanSTAR”) — As part of the agreement for the acquisition of the capital stock of LoanSTAR from the Greater Texas Foundation (“Texas Foundation”), the Company agreed to sell student loans in an aggregate amount sufficient to permit the Texas Foundation to maintain a portfolio of loans equal to no less than $200 million through October 2010. The sales price for such loans is the fair value mutually agreed upon between the Company and the Texas Foundation. To satisfy this obligation, the Company sells loans to the Texas Foundation on a quarterly basis.

•
infiNET Integrated Solutions, Inc. (“infiNET”) — Stock price guarantee of $104.8375 per share on 95,380 shares of Class A Common Stock (less the greater of $41.9335 or the gross sales price such seller obtains from a sale of the shares occurring subsequent to February 28, 2011 as defined in the agreement) issued as part of the original purchase price. The obligation to pay this guaranteed stock price is due February 28, 2011 and is not included in the table above. Based upon the closing sale price of the Company’s Class A Common Stock as of March 31, 2008 of $11.75 per share, the Company’s obligation under this stock price guarantee would have been $6.0 million (($104.8375 — $41.9335) x 95,380 shares). Any cash paid by the Company in consideration of satisfying the guaranteed value of stock issued for this acquisition would be recorded by the Company as a reduction to additional paid-in capital.

•
5280 Solutions, Inc. — 258,760 shares of Class A Common Stock issued as part of the original purchase price is subject to a put option arrangement whereby during the 30-day period ending November 30, 2008, the holders may require the Company to repurchase all or part of the shares at a price of $37.10 per share. The value of this put option as of March 31, 2008 was $6.5 million and is included in “other” in the above table.

Dividends
In the first quarter of 2007, the Company began paying dividends of $0.07 per share on the Company’s Class A and Class B Common Stock which were paid quarterly through the first quarter of 2008. As of May 9, 2008, the Company has not declared a second quarter 2008 dividend. The Company will continue to evaluate its quarterly dividend policy of which the payment is subject to future earnings, capital requirements, financial condition, and other factors.
CRITICAL ACCOUNTING POLICIES
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 3 of the consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.
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
Revenue Recognition
Student Loan Income - The Company recognizes student loan income as earned, net of amortization of loan premiums and deferred origination costs. Loan income is recognized based upon the expected yield of the loan after giving effect to borrower utilization of incentives such as principal reductions for timely payments (“borrower benefits”) and other yield adjustments. The estimate of the borrower benefits discount is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits. For competitive purposes, the Company frequently changes the borrower benefit programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the borrower benefit discount. Loan premiums, deferred origination costs, and borrower benefits are included in the carrying value of the student loan on the consolidated balance sheet and are amortized over the estimated life of the loan in accordance with SFAS No. 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The most sensitive estimate for loan premiums, deferred origination costs, and borrower benefits is the estimate of the constant prepayment rate (“CPR”). CPR is a variable in the life of loan estimate that measures the rate at which loans in a portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance. A number of factors can affect the CPR estimate such as the rate of consolidation activity and default rates. Should any of these factors change, the estimates made by management would also change, which in turn would impact the amount of loan premium and deferred origination cost amortization recognized by the Company in a particular period.
Other Fee-Based Income - Other fee-based income is primarily attributable to fees for providing services and the sale of lists and print products. Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. The Company’s service fees are determined based on written price quotations or service agreements having stipulated terms and conditions that do not require management to make any significant judgments or assumptions regarding any potential uncertainties. Revenue from the sale of lists and print products is generally earned and recognized, net of estimated returns, upon shipment or delivery.
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
Purchase Price Accounting Related to Business and Certain Asset Acquisitions
The Company has completed several business and asset acquisitions which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company. Goodwill and intangibles related to acquisitions are determined and based on purchase price allocations. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Thereafter, the value of goodwill cannot be greater than the excess of fair value of the Company’s reportable unit over the fair value of the identifiable assets and liabilities, based on an annual impairment test or upon other events or triggering circumstances that might impair the carrying value. Useful lives are determined based on the expected future period of the benefit of the asset, the assessment of which considers various characteristics of the asset, including historical cash flows. Due to the number of estimates involved related to the allocation of purchase price and determining the appropriate useful lives of intangible assets, management has identified purchase price accounting as a critical accounting policy.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007 (January 1, 2008 for the Company) and is to be applied prospectively. The Company adopted SFAS No. 157 on January 1, 2008. The Company elected to defer the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position SFAS No. 157-2. The Company is currently evaluating the impacts and disclosures of SFAS No. 157-2, but would not expect SFAS No. 157-2 to have a material impact on the Company’s consolidated results of operations or financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Statement allows entities to achieve an offset accounting effect for certain changes in fair value of related assets and liabilities without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement consistent with the Board’s long-term objectives for financial instruments. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (January 1, 2008 for the Company). At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Upon the effective date of SFAS No. 159, the Company has elected not to measure any items at fair value that were not currently required to be measured at fair value. Accordingly, the adoption of SFAS No. 159 had no impact on the Company’s financial statements.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the future impacts and disclosures of this standard.
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
The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of March 31, 2008		As of December 31, 2007
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$2,157,195	8.2%	$1,136,544	4.3%
Variable-rate loan assets	24,190,159	91.8	25,192,669	95.7

Total	$26,347,354	100.0%	$26,329,213	100.0%

Fixed-rate debt instruments	$686,704	2.4%	$689,476	2.5%
Variable-rate debt instruments	28,442,429	97.6	27,426,353	97.5

Total	$29,129,133	100.0%	$28,115,829	100.0%

FFELP student loans generally earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependant upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. The Company generally finances its student loan portfolio with variable-rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable-rate debt continues to decline. In these interest rate environments, the Company earns additional spread income that it refers to as fixed rate floor income. For the three months ended March 31, 2008 and March 31, 2007, loan interest income includes approximately $8.5 million and $3.5 million of fixed rate floor income, respectively.
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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s student loan assets that are earning fixed rate floor income as of March 31, 2008:

	Borrower/	Estimated	Balance of
Fixed	lender	variable	assets earning fixed-rate
interest	weighted	conversion	floor income as of
rate range	average yield	rate (a)	March 31, 2008 (b)

5.0 - 5.49%	5.38%	2.74%	$74
5.5 - 5.99%	5.87	3.23	74,500
6.0 - 6.49%	6.19	3.55	433,139
6.5 - 6.99%	6.70	4.06	387,414
7.0 - 7.49%	7.17	4.53	135,164
7.5 - 7.99%	7.71	5.07	233,690
8.0 - 8.99%	8.16	5.52	548,535
> 9.0%	9.04	6.40	344,679

			$2,157,195

(a)	The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to variable rate.

(b)
As of March 31, 2008, the Company had $211.7 million of fixed rate debt that was used by the Company to hedge fixed-rate student loan assets. The weighted average interest rate paid by the Company on this debt as of March 31, 2008 was 6.17%.

Subsequent to March 31, 2008, there has been a decrease in short-term interest rates. As a result of this decrease, as of March 31, 2008, the Company is earning fixed rate floor income on student loan assets of approximately $290 million in addition to those presented above.

The following table summarizes the outstanding derivative instruments as of March 31, 2008 used by the Company to hedge fixed-rate student loan assets.

			Weighted
			average fixed
	Notional		rate paid by
Maturity	Amount		the Company (a)

2009	$500,000		4.08%
2010	700,000		3.44
2011	500,000	(b)	3.57
2012	250,000	(c)	3.86

	$1,950,000		3.69%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

(b)	$250.0 million notional amount of derivatives have an effective start date in the first quarter of 2010.

(c)	Derivatives have an effective start date in the first quarter 2009.
As of March 31, 2008, the Company had $4.3 billion of student loan assets that were earning variable-rate floor income. The majority of these loans earn interest income based on the commercial paper index. On a weighted-average basis, this $3.6 billion portfolio earns variable-rate floor income to the extent that the commercial paper rate falls below approximately 4.9%. In addition, a portion of the student loan assets that were earning variable-rate floor income were originated prior to January 1, 2000 and, therefore, were earning loan interest income based on the Treasury-bill index. As of March 31, 2008, the weighted-average variable-rate floor strike rate on this $0.7 billion portfolio was 4.77%. The Company was funding this portfolio primarily with variable-rate debt not indexed to Treasury-bill. Because of the recent credit market disruptions, the spread between Treasury-bill and LIBOR indexes widened which resulted in an increase in funding costs on this loan portfolio. The increase in funding costs related to this portfolio offset the positive impact of the variable-rate floor income earned during the first quarter of 2008.
As of March 31, 2008, the Company has outstanding interest rate derivatives with a notional amount of $2.0 billion and a weighted average fixed rate paid by the Company of 4.18% to hedge a portion of its student loans earning variable-rate floor income. These derivatives terminate on June 30, 2008.
The Company is exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding. The Company attempts to match the interest rate characteristics of certain pools of loan assets with debt instruments of substantially similar characteristics. Due to the variability in duration of the Company’s assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities together with the Company’s outlook as to current and future market conditions. Based on those factors, the Company uses derivative instruments as part of its overall risk management strategy. Derivative instruments used as part of the Company’s interest rate risk management strategy currently include interest rate swaps, basis swaps, and cross-currency swaps.

The following table presents the Company’s student loan assets and related funding arranged by underlying indices as of March 31, 2008:

			Debt
			outstanding
			that funded
	Frequency of		student loan
Index (e)	Variable Resets	Assets	assets (a)

3 month H15 financial commercial paper (b)	Daily	$24,623,036	—
3 month Treasury bill	Varies	1,441,010	—
Private student loans		283,308	—
3 month LIBOR (c)	Quarterly	—	18,442,481
Auction-rate or remarketing	Varies	—	2,875,045
Asset-backed commercial paper	Varies	—	6,676,262
Fixed rate		—	211,704
Other (d)		1,858,138	—

		$28,205,492	28,205,492

(a)
During 2007, the Company entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of March 31, 2008:

	Notional Amount
	Effective date in second	Effective date in third	Effective date in second	Effective date in third
Maturity	quarter 2007	quarter 2007	quarter 2008	quarter 2008	Total

2008	$2,000,000	2,000,000	—	—	4,000,000
2009	2,000,000	4,000,000	—	—	6,000,000
2010	500,000	2,000,000	2,000,000	1,000,000	5,500,000
2011	—	2,700,000	—	—	2,700,000
2012	—	1,000,000	800,000	1,600,000	3,400,000

	$4,500,000	11,700,000	2,800,000	2,600,000	21,600,000

(b)	The Company’s FFELP student loans earn interest based on the daily average H15 financial commercial paper calculated on a fiscal quarter.

(c)
The Company has 950.0 million of Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR index to 3 month LIBOR. As a result, these notes are reflected in the 3 month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(d)	Assets include restricted cash and investments, pre-funding on certain debt transactions, and other assets.

(e)
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

Financial Statement Impact of Derivative Instruments
The Company accounts for its derivative instruments in accordance with SFAS No. 133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company’s derivatives are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of operations and resulted in income of $36.0 million and $3.6 million for the three months ended March 31, 2008 and March 31, 2007, respectively.
The following summarizes the derivative settlements included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of operations:

	Three months ended March 31,
	2008	2007

Interest rate swaps — loan portfolio	$(3,177)	2,835
Basis swaps — loan portfolio	40,457	60
Interest rate swaps — other (a)	—	4,664
Cross-currency interest rate swaps	3,483	(3,319)

Derivative settlements received, net	$40,763	4,240

(a)
During the fourth quarter 2006, in consideration of not receiving 9.5% special allowance payments on a prospective basis, the Company entered into a series of off-setting interest rate swaps that mirrored the $2.45 billion in pre-existing interest rate swaps that the Company had utilized to hedge its loan portfolio receiving 9.5% special allowance payments against increases in interest rates.

During the second quarter 2007, the Company entered into a series of off-setting interest rate swaps that mirrored the remaining interest rate swaps utilized to hedge the Company’s student loan portfolio against increases in interest rates.

The net effect of the offsetting derivatives discussed above was to lock in a series of future income streams on underlying trades through their respective maturity dates. The net settlements on these derivatives are included in “interest rate swaps — other.” In August 2007, the Company terminated these derivatives for net proceeds of $50.8 million.

Sensitivity Analysis
The following tables summarize the effect on the Company’s earnings, based upon a sensitivity analysis performed by the Company assuming a hypothetical increase and decrease in interest rates of 100 basis points and an increase in interest rates of 200 basis points while funding spreads remain constant. The effect on earnings was performed on the Company’s variable-rate assets and liabilities. The analysis includes the effects of the Company’s interest rate and basis swaps in existence during these periods. As a result of the Company’s interest rate management activities, the Company expects such a change in pre-tax net income resulting from a 100 basis point increase or decrease or a 200 basis point increase in interest rates would not result in a proportional decrease in net income.

	Three months ended March 31, 2008
	Change from decrease		Change from increase		Change from increase
	of 100 basis points		of 100 basis points		of 200 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$11,839	11.7%	(11,839)	(11.7)%	(20,667)	(20.4)%
Impact of derivative settlements	(6,225)	(6.2)	6,225	6.2	12,449	12.3

Increase (decrease) in net income before taxes	$5,614	5.5%	(5,614)	(5.5)%	(8,218)	(8.1)%

Increase (decrease) in basic and diluted earning per share	$0.08		(0.08)		(0.12)

	Three months ended March 31, 2007
	Change from decrease		Change from increase		Change from increase
	of 100 basis points		of 100 basis points		of 200 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Effect on earnings:
Increase in pre-tax net income before impact of derivative settlements	$7,029	29.7%	228	0.9%	1,593	6.7%
Impact of derivative settlements	(1,911)	(8.1)	1,911	8.1	3,822	16.2

Increase in net income before taxes	$5,118	21.6%	2,139	9.0%	5,415	22.9%

Increase in basic and diluted earning per share	$0.06		0.03		0.07

Foreign Currency Exchange Risk
During 2006, the Company completed separate debt offerings of student loan asset-backed securities that included 420.5 million and 352.7 million Euro-denominated notes with interest rates based on a spread to the EURIBOR index. As a result of this transaction, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. and Euro dollars. The principal and accrued interest on these notes is re-measured at each reporting period and recorded on the Company’s balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of operations.
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
For the three months ended March 31, 2008, the Company recorded an expense of $92.9 million as a result of re-measurement of the Euro Notes and income of $94.1 million for the increase in the fair value of the related derivative instrument. For the three months ended March 31, 2007, the Company recorded expense of $13.7 million as a result of the re-measurement of the Euro Notes and income of $11.2 million for the change in the fair value of the related derivative instrument. Both of these amounts are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of operations.

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
Municipal Derivative Bid Practices Investigation
As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, on February 8, 2008, Shockley Financial Corp. (“SFC”), an indirect wholly owned subsidiary of the Company with two associates that provides investment advisory services for the investment of proceeds from the issuance of municipal and corporate bonds, received a grand jury subpoena issued by the U.S. District Court for the Southern District of New York upon application of the Antitrust Division of the U.S. Department of Justice. The subpoena seeks certain information and documents from SFC in connection with the Department of Justice’s ongoing criminal investigation of the bond industry with respect to possible anti-competitive practices related to awards of guaranteed investment contracts (“GICs”) and other products for the investment of proceeds from bond issuances. The Company and SFC are cooperating with the investigation.
In addition, on March 5, 2008, SFC received a subpoena from the Securities and Exchange Commission (the “SEC”) related to an ongoing industry-wide investigation concerning the bidding of municipal GICs. The subpoena seeks certain information and documents from SFC relating to its GIC business. The Company and SFC are cooperating with the investigation.
SFC has also been named as a defendant in three substantially identical purported class action lawsuits. In each of the lawsuits, a large number of financial institutions, including SFC, are named as defendants. The complaints allege that the defendants engaged in a conspiracy not to compete and to fix prices and rig bids for municipal derivatives (including GICs) sold to issuers of municipal bonds. All the complaints assert claims for violations of Section 1 of the Sherman Act and fraudulent concealment and one complaint also asserts claims for unfair competition and violation of the California Cartwright Act.
SFC intends to vigorously contest these purported class action lawsuits.
SFC, the Company, or other subsidiaries of the Company may receive subpoenas from other regulatory agencies. Due to the preliminary nature of these matters as to SFC, the Company is unable to predict the ultimate outcome of the investigations or the class action lawsuits.

Industry Investigations
On January 11, 2007, the Company received a letter from the New York Attorney General (the “NYAG”) requesting certain information and documents from the Company in connection with the NYAG’s investigation into preferred lender list activities. Since January 2007, a number of state attorneys general, including the NYAG, and the U.S. Senate Committee on Health, Education, Labor, and Pensions also announced or are reportedly conducting broad inquiries or investigations of the activities of various participants in the student loan industry, including activities which may involve perceived conflicts of interest. A focus of the inquiries or investigations has been on any financial arrangements among student loan lenders and other industry participants which may facilitate increased volumes of student loans for particular lenders. Like many other student loan lenders, the Company received informal requests for information from certain state attorneys general and the Chairman of the U.S. Senate Committee on Health, Education, Labor, and Pensions in connection with their inquiries or investigations. In addition, the Company received subpoenas for information from the NYAG, the New Jersey Attorney General, and the Ohio Attorney General. In each case the Company is cooperating with the requests and subpoenas for information that it has received.
On October 10, 2007, the Company received a subpoena from the NYAG requesting certain information and documents from the Company in connection with the NYAG’s investigation into direct-to-consumer marketing practices of student lenders. The Company is cooperating with the subpoena.
While the Company cannot predict the ultimate outcome of any inquiry or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations.
Department of Education Review
The Department of Education periodically reviews participants in the FFEL Program for compliance with program provisions. On June 28, 2007, the Department of Education notified the Company that it would be conducting a review of the Company’s administration of the FFEL Program under the Higher Education Act. The Company understands that the Department of Education has selected several schools and lenders for review. Specifically, the Department is reviewing the Company’s practices in connection with the prohibited inducement provisions of the Higher Education Act and the provisions of the Higher Education Act and the associated regulations which allow borrowers to have a choice of lenders. The Company has responded to the Department of Education’s requests for information and documentation and is cooperating with their review.
While the Company cannot predict the ultimate outcome of the review, the Company believes its activities have materially complied with the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations.
Department of Justice
In connection with the Company’s settlement with the Department of Education in January 2007 to resolve the Office of Inspector General of the Department of Education (the “OIG”) audit report with respect to the Company’s student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate, the Company was informed by the Department of Education that a civil attorney with the Department of Justice had opened a file regarding the issues set forth in the OIG report, which the Company understands is common procedure following an OIG audit report. The Company has engaged in discussions with and provided information to the Department of Justice in connection with the review.
While the Company is unable to predict the ultimate outcome of the review, the Company believes its practices complied with applicable law, including the provisions of the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in Nelnet’s Annual Report on Form 10-K for the year ended December 31, 2007 in response to Item 1A of Part I of such Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On February 28, 2008, the Company sold 10,000 restricted shares of the Company’s Class A common stock to one individual in connection with the acquisition by the Company of a student loan financial service company valued at approximately $100,000. Such shares were previously held by a wholly owned subsidiary of the Company.
The sale of the shares was not registered under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving any public offering. The facts relied upon to make such exemption available include the fact that the shares were sold to only one individual, the limited manner of the sale, and the restricted status of the shares as evidenced by a customary restrictive legend on the certificate for the shares.

Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the first quarter of 2008 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs (2) (3)	or programs (4)

January 1 - January 31, 2008	1,585	$10.80	1,585	7,462,178
February 1 - February 29, 2008	30,457	10.08	30,457	7,999,673
March 1 - March 31, 2008	16,022	10.24	16,022	7,741,742

Total	48,064	$10.16	48,064

(1)
The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below; and (ii) shares purchased pursuant to the 2006 ESLP discussed in footnote (3) below, of which there were none for the months of January, February, or March 2008. Shares of Class A common stock purchased pursuant to the 2006 Plan included (i) 1,585 shares, 3,547 shares, and 3,541 shares in January, February, and March, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares, and (ii) 26,910 shares and 12,481 shares in February and March, respectively, purchased from employees upon termination of employment with the Company, which shares were originally acquired pursuant to the 2006 ESLP.

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

				(B / C)	(A + D)
		Approximate dollar	Closing price on	Approximate	Approximate
	Maximum number of	value of shares that	the last trading	number of shares	number of shares
	shares that may yet be	may yet be	day of the	that may yet be	that may yet be
	purchased under the	purchased under	Company’s Class	purchased under	purchased under
	2006 Plan	the 2006 ESLP	A Common Stock	the 2006 ESLP	the 2006 Plan and
As of	(A)	(B)	(C)	(D)	2006 ESLP
January 31, 2008	4,686,093	$36,450,000	$13.13	2,776,085	7,462,178
February 29, 2008	4,655,636	36,450,000	10.90	3,344,037	7,999,673
March 31, 2008	4,639,614	36,450,000	11.75	3,102,128	7,741,742

Working capital and dividend restrictions/limitations
The Company’s credit facilities, including its revolving line of credit which is available through May of 2012, impose restrictions on the Company’s minimum consolidated net worth, the ratio of the Company’s Adjusted EBITDA to corporate debt interest, the indebtedness of the Company’s subsidiaries, and the ratio of Non-FFELP loans to all loans in the Company’s portfolio. In addition, trust indentures and other financing agreements governing debt issued by the Company’s education lending subsidiaries may have general limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends.
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
•
except as required in connection with the repayment of principal, and except for any partial payments of deferred interest that may be made through the alternative payment mechanism described in the Hybrid Securities indenture, make any payment of principal of, or interest or premium, if any, on, or repay, repurchase, or redeem any of the Company’s debt securities that rank pari passu with or junior to the Hybrid Securities; or

•
make any guarantee payments regarding any guarantee by the Company of the subordinated debt securities of any of the Company’s subsidiaries if the guarantee ranks pari passu with or junior in interest to the Hybrid Securities.

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

ITEM 6. EXHIBITS

4.1
Indenture of Trust by and between Nelnet Student Loan Trust 2008-1 and Zions First National Bank, dated as of March 1, 2008, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2008-1’s Current Report on Form 8-K filed on March 13, 2008 and incorporated herein by reference.

4.2
Indenture of Trust by and between Nelnet Student Loan Trust 2008-2 and Zions First National Bank, dated as of April 1, 2008, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2008-2’s Current Report on Form 8-K filed on April 9, 2008 and incorporated herein by reference.

4.3
Indenture of Trust by and between Nelnet Student Loan Trust 2008-3 and Zions First National Bank, dated as of April 15, 2008, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2008-3’s Current Report on Form 8-K filed on April 30, 2008 and incorporated herein by reference.

10.1*	Employment Agreement, dated as of June 10, 2005, between FACTS Management Co. and Timothy A. Tewes.

10.2*	Non-competition Agreement, dated as of June 10, 2005, between FACTS Management Co. and Timothy A. Tewes.

10.3*	First Amendment to Employment Agreement, dated November 22, 2006, between FACTS Management Co. and Timothy A. Tewes.

10.4*	Separation Agreement, dated as of December 13, 2007, by and between David Bottegal and Nelnet, Inc.

10.5*	Employment Agreement, dated as of October 31, 2007, by and between John R. Kline and National Education Loan Network, Inc. or its designated affiliated company.

14.1	Nelnet, Inc. Code of Conduct, filed as Exhibit 14.1 to Nelnet, Inc.’s Current Report on Form 8-K filed on February 5, 2008 and incorporated herein by reference.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.
Date: May 12, 2008	By:	/s/ MICHAEL S. DUNLAP
		Name:	Michael S. Dunlap
		Title:	Chairman and Chief Executive Officer

	By:	/s/ TERRY J. HEIMES
		Name:	Terry J. Heimes
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

4.1
Indenture of Trust by and between Nelnet Student Loan Trust 2008-1 and Zions First National Bank, dated as of March 1, 2008, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2008-1’s Current Report on Form 8-K filed on March 13, 2008 and incorporated herein by reference.

4.2
Indenture of Trust by and between Nelnet Student Loan Trust 2008-2 and Zions First National Bank, dated as of April 1, 2008, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2008-2’s Current Report on Form 8-K filed on April 9, 2008 and incorporated herein by reference.

4.3
Indenture of Trust by and between Nelnet Student Loan Trust 2008-3 and Zions First National Bank, dated as of April 15, 2008, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2008-3’s Current Report on Form 8-K filed on April 30, 2008 and incorporated herein by reference.

10.1*	Employment Agreement, dated as of June 10, 2005, between FACTS Management Co. and Timothy A. Tewes.

10.2*	Non-competition Agreement, dated as of June 10, 2005, between FACTS Management Co. and Timothy A. Tewes.

10.3*	First Amendment to Employment Agreement, dated November 22, 2006, between FACTS Management Co. and Timothy A. Tewes.

10.4*	Separation Agreement, dated as of December 13, 2007, by and between David Bottegal and Nelnet, Inc.

10.5*	Employment Agreement, dated as of October 31, 2007, by and between John R. Kline and National Education Loan Network, Inc. or its designated affiliated company.

14.1	Nelnet, Inc. Code of Conduct, filed as Exhibit 14.1 to Nelnet, Inc.’s Current Report on Form 8-K filed on February 5, 2008 and incorporated herein by reference.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith