Form 10-Q
period 2008-06-30
NELNET INC
filed 2008-08-11
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2008, there were 37,969,493 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,058,604 shares of Class A Common Stock held by a wholly owned subsidiary).

NELNET, INC.
FORM 10-Q
INDEX
June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	As of	As of
	June 30, 2008	December 31, 2007
	(unaudited)
Assets:
Student loans receivable (net of allowance for loan losses of $47,909 and $45,592, respectively)	$25,993,307	26,736,122
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	15,629	38,305
Cash and cash equivalents - held at a related party	122,825	73,441
Total cash and cash equivalents	138,454	111,746

Restricted cash	912,252	842,020
Restricted investments	95,061	85,227
Restricted cash - due to customers	29,543	81,845
Accrued interest receivable	501,544	593,322
Accounts receivable, net	45,986	49,084
Goodwill	175,178	164,695
Intangible assets, net	90,163	112,830
Property and equipment, net	46,429	55,797
Other assets	108,662	107,624
Fair value of derivative instruments	295,346	222,471
Total assets	$28,431,925	29,162,783

Liabilities:
Bonds and notes payable	$27,530,237	28,115,829
Accrued interest payable	86,496	129,446
Other liabilities	162,761	220,899
Due to customers	29,543	81,845
Fair value of derivative instruments	38,846	5,885
Total liabilities	27,847,883	28,553,904

Shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares;no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 37,952,246 shares as of June 30, 2008 and 37,980,617 shares as of December 31, 2007	380	380
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,495,377 shares as of June 30, 2008 and December 31, 2007	115	115
Additional paid-in capital	99,854	96,185
Retained earnings	485,739	515,317
Employee notes receivable	(2,046)	(3,118)
Total shareholders' equity	584,042	608,879
Commitments and contingencies
Total liabilities and shareholders' equity	$28,431,925	29,162,783

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Interest income:
Loan interest	$296,686	417,086	626,672	814,140
Investment interest	9,116	18,783	20,796	40,208
Total interest income	305,802	435,869	647,468	854,348
Interest expense:
Interest on bonds and notes payable	232,464	367,893	557,605	718,388
Net interest income	73,338	67,976	89,863	135,960
Less provision for loan losses	6,000	2,535	11,000	5,288
Net interest income after provision for loan losses	67,338	65,441	78,863	130,672

Other income (expense):
Loan and guaranty servicing income	24,904	31,610	51,017	62,076
Other fee-based income	40,817	38,262	86,730	78,291
Software services income	4,896	5,848	11,648	11,596
Other income	1,646	1,927	3,056	7,020
Gain (loss) on sale of loans	48	1,010	(47,426)	2,796
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	20,192	10,743	3,594	2,853
Total other income	92,503	89,400	108,619	164,632

Operating expenses:
Salaries and benefits	43,549	59,761	97,392	121,465
Other operating expenses:
Impairment expense	—	—	18,834	—
Advertising and marketing	16,143	15,456	32,346	29,449
Depreciation and amortization	10,603	10,647	21,437	21,657
Professional and other services	8,478	10,514	16,585	18,883
Occupancy and communications	4,914	5,032	10,755	10,251
Postage and distribution	2,743	5,624	6,560	10,143
Trustee and other debt related fees	2,464	2,785	4,854	5,628
Other	9,028	10,827	17,996	24,399
Total other operating expenses	54,373	60,885	129,367	120,410

Total operating expenses	97,922	120,646	226,759	241,875

Income (loss) before income taxes	61,919	34,195	(39,277)	53,429
Income tax expense (benefit)	19,195	13,306	(12,176)	20,570

Income (loss) from continuing operations	42,724	20,889	(27,101)	32,859
Income (loss) from discontinued operations, net of tax	981	(6,135)	981	(3,325)

Net income (loss)	$43,705	14,754	(26,120)	29,534

Earnings (loss) per share, basic and diluted:
Income (loss) from continuing operations	0.87	0.42	(0.55)	0.66
Income (loss) from discontinued operations	0.02	(0.12)	0.02	(0.07)

Net income (loss)	$0.89	0.30	(0.53)	0.59

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except share data)
(unaudited)

										Accumulated
	Preferred				Class A	Class B	Additional		Employee	other	Total
	stock	Common stock shares		Preferred	common	common	paid-in	Retained	notes	comprehensive	shareholders’
	shares	Class A	Class B	stock	stock	stock	capital	earnings	receivable	income	equity

Balance as of March 31, 2007	—	38,097,623	11,495,377	$—	381	115	105,345	507,596	(2,701)	382	611,118
Comprehensive income:
Net income	—	—	—	—	—	—	—	14,754	—	—	14,754
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	—	—	(574)	(574)
Non-pension postretirement benefit plan	—	—	—	—	—	—	—	—	—	192	192
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	14,372
Cash dividend on Class A and Class B common stock - $0.07 per share	—	—	—	—	—	—	—	(3,440)	—	—	(3,440)
Issuance of common stock, net of forfeitures	—	39,182	—	—	1	—	880	—	—	—	881
Compensation expense for stock based awards	—	—	—	—	—	—	772	—	—	—	772
Repurchase of common stock	—	(998)	—	—	—	—	(22)	—	—	—	(22)
Acquisition of enterprise under common control	—	(474,426)	—	—	(5)	—	(12,502)	—	—	—	(12,507)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	4	—	4
Balance as of June 30, 2007	—	37,661,381	11,495,377	$—	377	115	94,473	518,910	(2,697)	—	611,178

Balance as of March 31, 2008	—	37,912,773	11,495,377	$—	379	115	97,875	442,034	(2,296)	—	538,107
Comprehensive income:
Net income	—	—	—	—	—	—	—	43,705	—	—	43,705
Total comprehensive income											43,705
Issuance of common stock, net of forfeitures	—	53,467	—	—	1	—	310	—	—	—	311
Compensation expense for stock based awards	—	—	—	—	—	—	1,848	—	—	—	1,848
Repurchase of common stock	—	(13,994)	—	—	—	—	(179)	—	—	—	(179)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	250	—	250
Balance as of June 30, 2008	—	37,952,246	11,495,377	$—	380	115	99,854	485,739	(2,046)	—	584,042

Balance as of December 31, 2006	—	39,035,169	13,505,812	$—	390	135	177,678	496,341	(2,825)	131	671,850
Comprehensive income:
Net income	—	—	—	—	—	—	—	29,534	—	—	29,534
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	—	—	(322)	(322)
Non-pension postretirement benefit plan	—	—	—	—	—	—	—	—	—	191	191
Total comprehensive income											29,403
Cash dividend on Class A and Class B common stock - $0.14 per share	—	—	—	—	—	—	—	(6,904)	—	—	(6,904)
Adjustment to adopt provisions of
FASB Interpretation No. 48	—	—	—	—	—	—	—	(61)	—	—	(61)
Issuance of common stock, net of forfeitures	—	152,273	—	—	2	—	3,219	—	—	—	3,221
Compensation expense for stock based awards	—	—	—	—	—	—	1,530	—	—	—	1,530
Repurchase of common stock	—	(3,062,070)	—	—	(30)	—	(75,452)	—	—	—	(75,482)
Conversion of common stock	—	2,010,435	(2,010,435)	—	20	(20)	—	—	—	—	—
Acquisition of enterprise under common control	—	(474,426)	—	—	(5)	—	(12,502)	—	—	—	(12,507)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	128	—	128
Balance as of June 30, 2007	—	37,661,381	11,495,377	$—	377	115	94,473	518,910	(2,697)	—	611,178

Balance as of December 31, 2007	—	37,980,617	11,495,377	$—	380	115	96,185	515,317	(3,118)	—	608,879
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(26,120)	—	—	(26,120)
Total comprehensive income (loss)											(26,120)
Cash dividend on Class A and Class B common stock - $0.07 per share	—	—	—	—	—	—	—	(3,458)	—	—	(3,458)
Issuance of common stock, net of forfeitures	—	33,687	—	—	—	—	1,073	—	—	—	1,073
Compensation expense for stock based awards	—	—	—	—	—	—	3,263	—	—	—	3,263
Repurchase of common stock	—	(62,058)	—	—	—	—	(667)	—	—	—	(667)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	1,072	—	1,072
Balance as of June 30, 2008	—	37,952,246	11,495,377	$—	380	115	99,854	485,739	(2,046)	—	584,042

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six months ended June 30,
	2008	2007

Net income (loss)	$(26,120)	29,534
Income (loss) from discontinued operations	981	(3,325)
Income (loss) from continuing operations	(27,101)	32,859
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization, including loan premiums and deferred origination costs	74,312	150,465
Derivative market value adjustment	(47,462)	(20,374)
Foreign currency transaction adjustment	88,530	24,974
Change in value of put options issued in business acquisitions	538	1,983
Proceeds from termination of derivative instruments	7,547	—
Payments to terminate floor contracts	—	(8,100)
Impairment expense	18,834	—
Loss on sale of business	—	9,041
Loss (gain) on sale of student loans	47,426	(2,796)
Non-cash compensation expense	4,372	2,591
Deferred income tax benefit	(24,237)	(921)
Provision for loan losses	11,000	5,288
Other non-cash items	344	(2,906)
Decrease (increase) in accrued interest receivable	91,778	(81,421)
Decrease (increase) in accounts receivable	3,098	(6,698)
Decrease in other assets	9,419	6,491
Decrease in accrued interest payable	(42,950)	(1,545)
(Decrease) increase in other liabilities	(28,351)	5,667
Net cash flows from operating activities - continuing operations	187,097	114,598
Net cash flows from operating activities - discontinued operations	—	(4,467)
Net cash provided by operating activities	187,097	110,131

Cash flows from investing activities, net of business acquisitions:
Originations, purchases, and consolidations of student loans, including loan premiums and deferred origination costs	(1,480,305)	(3,390,016)
Purchases of student loans, including loan premiums, from a related party	(212,888)	(191,003)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	1,061,510	1,060,117
Proceeds from sale of student loans	1,267,826	89,311
Purchases of property and equipment, net	(3,721)	(13,830)
(Increase) decrease in restricted cash	(70,232)	279,349
Purchases of restricted investments	(170,512)	(239,691)
Proceeds from maturities of restricted investments	160,678	261,597
Purchases of equity method investments	(2,988)	—
Distributions from equity method investments	—	434
Business acquisitions, net of cash acquired	(18,000)	2,211
Proceeds from sale of business, net of cash sold	—	7,551
Net cash flows from investing activities - continuing operations	531,368	(2,133,970)
Net cash flows from investing activities - discontinued operations	—	(294)
Net cash provided by (used in) investing activities	531,368	(2,134,264)

Cash flows from financing activities:
Payments on bonds and notes payable	(5,444,408)	(1,435,054)
Proceeds from issuance of bonds and notes payable	4,761,143	3,601,480
Proceeds (payments) from issuance of notes payable due to a related party, net	9,269	(55,715)
Payments of debt issuance costs	(14,634)	(5,899)
Dividends paid	(3,458)	(6,904)
Proceeds from issuance of common stock	423	951
Repurchases of common stock	(667)	(75,482)
Payments received on employee stock notes receivable	575	128
Net cash flows from financing activities - continuing operations	(691,757)	2,023,505
Net cash flows from financing activities - discontinued operations	—	—
Net cash (used in) provided by financing activities	(691,757)	2,023,505

Effect of exchange rate fluctuations on cash	—	548

Net increase (decrease) in cash and cash equivalents	26,708	(80)

Cash and cash equivalents, beginning of period	111,746	106,086

Cash and cash equivalents, end of period	$138,454	106,006

Supplemental disclosures of cash flow information:
Interest paid	$589,578	630,175
Income taxes paid, net of refunds	$14,126	12,130

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2008 and for the three months and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1. Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2007 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain amounts from 2007 have been reclassified to conform to the current period presentation.

2. Discontinued Operations

On May 25, 2007, the Company sold EDULINX Canada Corporation (“EDULINX”), a Canadian student loan service provider and a subsidiary of the Company, for initial proceeds of $19.0 million. The Company recognized an initial net loss of $9.0 million related to this transaction. During the three months ended June 30, 2008, the Company earned $2.0 million ($1.0 million net of tax) in additional consideration as a result of the sale of EDULINX. This payment represented contingent consideration earned by the Company based on EDULINX meeting certain performance measures. As a result of the sale of EDULINX, the results of operations for EDULINX, including the contingent payment earned during the current period, are reported as discontinued operations in the accompanying consolidated statements of operations.

The components of income (loss) from discontinued operations are presented below.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Operating income of discontinued operations	$—	4,864	—	9,278
Income tax on operations	—	(1,958)	—	(3,562)
Gain (loss) on disposal	1,966	(8,151)	1,966	(8,151)
Income tax on disposal	(985)	(890)	(985)	(890)
Income (loss) from discontinued operations, net of tax	$981	(6,135)	981	(3,325)

The following operations of EDULINX have been segregated from continuing operations and reported as discontinued operations through the date of disposition. Interest expense was not allocated to EDULINX and, therefore, all of the Company’s interest expense is included within continuing operations.

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007

Net interest income	$53	124
Other income	12,480	31,511
Operating expenses	(7,669)	(22,357)
Income before income taxes	4,864	9,278
Income tax expense	1,958	3,562

Operating income of discontinued operations, net of tax	$2,906	5,716

As a result of the contingent consideration received during the second quarter 2008, the Company earned $0.8 million of foreign tax credits available to offset future U.S. federal income taxes. Under current tax law, these tax credits expire in 2018. The Company established a valuation allowance for these tax credits due to the Company’s assessment that this deferred tax asset did not meet the more-likely-than-not recognition criteria of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.

3. Restructuring Charges

Legislative Impact

On September 6, 2007, the Company announced a strategic initiative to create efficiencies and lower costs in advance of the enactment of the College Cost Reduction Act, which impacted the Federal Family Education Loan Program (the “FFEL Program” or “FFELP”) in which the Company participates. In anticipation of the federally driven cuts to the student loan programs, management initiated a variety of strategies to modify the Company’s student loan business model, including lowering the cost of student loan acquisition, creating efficiencies in the Company’s asset generation business, and decreasing operating expenses through a reduction in workforce and realignment of operating facilities. Implementation of the plan began immediately and was completed as of December 31, 2007. As a result of these strategic decisions, the Company recorded restructuring charges of $15.0 million and $5.3 million in the third and fourth quarters of 2007, respectively.

Information related to the remaining restructuring accrual, which is included in “other liabilities” on the consolidated balance sheet, follows:

	Employee
	termination	Lease
	benefits	terminations	Total

Restructuring accrual as of December 31, 2007	$1,193	3,682	4,875

Adjustment from initial estimated charges	(191)	—	(191)

Cash payments	(868)	(358)	(1,226)

Restructuring accrual as of March 31, 2008	134	3,324	3,458

Cash payments	(134)	(45)	(179)

Restructuring accrual as of June 30, 2008	$—	3,279	3,279

Capital Markets Impact

On January 23, 2008, the Company announced a plan to further reduce operating expenses related to its student loan origination and related businesses as a result of disruptions in the credit markets. Management developed a restructuring plan related to its asset generation and supporting businesses which reduced marketing, sales, service, and related support costs through a reduction in workforce of approximately 300 positions and realignment of certain operating facilities. Implementation of the plan began immediately and was completed as of June 30, 2008. As a result of these strategic decisions, the Company recorded restructuring charges of $26.5 million during the three months ended March 31, 2008 and income of $0.4 million during the three months ended June 30, 2008 to recognize adjustments from initial estimates.

Selected information relating to the restructuring charge follows:

	Employee
	termination		Lease		Write-down
	benefits		terminations		of assets		Total

Restructuring costs recognized during the three month period ended March 31, 2008	$6,095	(a)	1,573	(b)	18,834	(c)	26,502

Write-down of assets to net realizable value	—		—		(18,834)		(18,834)

Cash payments	(4,952)		—		—		(4,952)

Restructuring accrual as of March 31, 2008	1,143		1,573		—		2,716

Adjustment from initial estimated charges	(190)	(a)	(175)	(b)	—		(365)

Cash payments	(792)		(369)		—		(1,161)

Restructuring accrual as of June 30, 2008	$161		1,029		—		1,190

(a) Employee termination benefits are included in "salaries and benefits" in the consolidated statements of operations.

(b) Lease termination costs are included in "occupancy and communications" in the consolidated statements of operations.

(c) Costs related to the write-down of assets are included in "impairment expense" in the consolidated statements of operations.

Selected information relating to the restructuring charge by operating segment and Corporate Activity and Overhead follows:

	Restructuring costs
	recognized during				Adjustment
	the three month	Write-down of		Restructuring	from initial		Restructuring
	period ended	assets to net	Cash	accrual as of	estimated	Cash	accrual as of
Operating segment	March 31, 2008	realizable value	payments	March 31, 2008	charges	payments	March 31, 2008

Student Loan and Guaranty Servicing	$6,010	(5,074)	(430)	506	(104)	(352)	50

Tuition Payment Processing and Campus Commerce	—	—	—	—	—	—	—

Enrollment Services and List Management	312	—	(291)	21	(15)	(19)	(13)

Software and Technical Services	518	—	(472)	46	(8)	—	38

Asset Generation and Management	11,287	(9,351)	(1,806)	130	(52)	(72)	6

Corporate Activity and Overhead	8,375	(4,409)	(1,953)	2,013	(186)	(718)	1,109

	$26,502	(18,834)	(4,952)	2,716	(365)	(1,161)	1,190

4. Legal, Industry, and Legislative Developments

Legal Proceedings

General

The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters principally consist of claims by student loan borrowers disputing the manner in which their student loans have been processed and disputes with other business entities. On the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company’s management that the disposition or ultimate determination of these claims, lawsuits, and proceedings will not have a material adverse effect on the Company’s business, financial position, or results of operations.

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

On or about June 6, 2008, SFC received a subpoena from the New York Attorney General (the “NYAG”) relating to the NYAG’s investigation concerning the bidding of municipal GICs and possible violations of various state and federal laws. The subpoena seeks certain information and documents from SFC relating to its GIC business. The Company and SFC are cooperating with the investigation.

On or about June 12, 2008, SFC received a subpoena from the Florida Attorney General (the “FLAG”) relating to the FLAG’s investigation concerning the bidding of municipal GICs and possible violations of various state and federal laws. The subpoena seeks certain information and documents from SFC relating to its GIC business. The Company and SFC are cooperating with the investigation.

SFC has also been named as a defendant in a total of eight substantially identical purported class action lawsuits. In each of the lawsuits, a large number of financial institutions and financial service providers, including SFC, are named as defendants. The complaints allege that the defendants engaged in a conspiracy not to compete and to fix prices and rig bids for municipal derivatives (including GICs) sold to issuers of municipal bonds. All the complaints assert claims for violations of Section 1 of the Sherman Act and fraudulent concealment, and three complaints also assert claims for unfair competition and violation of the California Cartwright Act. On June 16, 2008, the United States Judicial Panel on Multidistrict Litigation issued an order transferring the cases then before it to the U.S. District Court for the Southern District of New York which consolidated several cases under the caption Hinds County, Mississippi v. Wachovia Bank, N.A. et al. SFC intends to vigorously contest these purported class action lawsuits.

SFC, the Company, or other subsidiaries of the Company may receive subpoenas from other regulatory agencies. Due to the preliminary nature of these matters as to SFC, the Company is unable to predict the ultimate outcome of the investigations or the class action lawsuits.

Industry Inquiries and Investigations

On January 11, 2007, the Company received a letter from the NYAG requesting certain information and documents from the Company in connection with the NYAG’s investigation into preferred lender list activities. Since January 2007, a number of state attorneys general, including the NYAG, and the U.S. Senate Committee on Health, Education, Labor, and Pensions also announced or are reportedly conducting broad inquiries or investigations of the activities of various participants in the student loan industry, including activities which may involve perceived conflicts of interest. A focus of the inquiries or investigations has been on any financial arrangements among student loan lenders and other industry participants which may facilitate increased volumes of student loans for particular lenders. Like many other student loan lenders, the Company received requests for information from certain state attorneys general and the Chairman of the U.S. Senate Committee on Health, Education, Labor, and Pensions in connection with their inquiries or investigations. In addition, the Company received subpoenas for information from the NYAG, the New Jersey Attorney General, and the Ohio Attorney General. In each case the Company is cooperating with the requests and subpoenas for information that it has received.

On July 31, 2007, the Company announced that it had agreed with the NYAG to adopt the NYAG’s Code of Conduct, which is substantially similar to the Company's previously adopted Nelnet Student Loan Code of Conduct. As part of the agreement, the Company agreed to contribute $2.0 million to a national fund for educating high school seniors and their parents regarding the financial aid process.

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

Legislative Developments

On May 7, 2008, the President signed into law H.R. 5715, the Ensuring Continued Access to Student Loans Act of 2008 (“HR 5715”). This legislation contains provisions that expand the federal government’s support of financing the cost of higher education. Among other things, HR 5715:

•	Increases statutory limits on annual and aggregate borrowing for FFELP loans; and
•	Allows the Department to act as a secondary market and enter into forward purchasing agreements with lenders.

As a result of this legislation, the Departments of Education and Treasury developed a plan. Among other things, this plan:

•	Offers to purchase loans from lenders for the 2008-2009 academic year and offers lenders access to short-term liquidity; and
•	Commits to continue working with the FFELP community to explore programs to reengage the capital markets in the long-run.

On May 22, 2008, the Company announced that, as a result of the above plan, it will continue originating new federal student loans for the 2008-2009 academic year to all students regardless of the school they attend.

On July 1, 2008, pursuant to HR 5715, the Department of Education announced terms under which it will offer to purchase FFELP student loans and loan participations from lenders. See note 7 for information related to the Department’s programs.

On August 6, 2008, having passed in identical form in both the House of Representatives and the Senate, the Higher Education Opportunity Act was sent to the President. Upon the President’s approval, this legislation will become law. The Higher Education Opportunity Act amends the Higher Education Act of 1965 (“HEA”) to revise and reauthorize HEA programs. In addition, among other items, this legislation:

•	Contains lender and school code of conduct requirements applicable to FFELP and private education lenders;
•	Contains additional provisions and reporting requirements for lenders and schools participating in preferred lender arrangements; and
•	Contains additional disclosures that FFELP lenders must make to borrowers as well as added FFELP loan servicing requirements for lenders.

5. Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of	As of
	June 30, 2008	December 31, 2007

Federally insured loans	$25,332,173	26,054,398
Non-federally insured loans	279,953	274,815
	25,612,126	26,329,213
Unamortized loan premiums and deferred origination costs	429,090	452,501
Allowance for loan losses - federally insured loans	(24,084)	(24,534)
Allowance for loan losses - non-federally insured loans	(23,825)	(21,058)
	$25,993,307	26,736,122

Federally insured allowance as a percentage of ending balance of federally insured loans	0.10%	0.09%
Non-federally insured allowance as a percentage of ending balance of non-federally insured loans	8.51%	7.66%
Total allowance as a percentage of ending balance of total loans	0.19%	0.17%

Loan Sales

On March 31, 2008, the Company sold $857.8 million (par value) of federally insured student loans resulting in the recognition of a loss of $30.4 million. In addition, on April 8, 2008, the Company sold $428.6 million (par value) of federally insured student loans. The portfolio of student loans sold on April 8, 2008 was presented as “held for sale” on the March 31, 2008 consolidated balance sheet and was valued at the lower of cost or fair value. The Company recognized a loss of $17.1 million during the three month period ended March 31, 2008 as a result of marking these loans to fair value. Combined, the portfolios sold on March 31, 2008 and April 8, 2008 were sold for a purchase price of approximately 98% of the par value of such loans. As a result of the disruptions in the debt and secondary markets, the Company sold these loan portfolios in order to reduce the amount of student loans remaining under the Company’s multi-year committed financing facility for FFELP loans, which reduced the Company’s exposure related to certain equity support provisions included in this facility (see note 7 for additional information related to these equity support provisions).

As part of the Company’s asset management strategy, the Company periodically sells student loan portfolios to third parties. During the three and six months ended June 30, 2007, the Company sold $34.4 million (par value) and $86.0 million (par value), respectively, of federally insured student loans resulting in the recognition of gains of $1.0 million and $2.8 million, respectively.

6. Intangible Assets and Goodwill

Intangible assets consist of the following:

	Weighted
	average
	remaining
	useful life as of	As of	As of
	June 30,	June 30,	December 31,
	2008	2008	2007
Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $25,048 and $20,299, respectively)	112	$55,312	60,061
Trade names (net of accumulated amortization of $3,372 and $1,258, respectively)	47	13,687	1,609
Covenants not to compete (net of accumulated amortization of $11,939 and $11,815, respectively)	25	11,683	15,425
Database and content (net of accumulated amortization of $4,320 and $3,193, respectively)	28	5,160	6,287
Computer software (net of accumulated amortization of $6,238 and $4,898, respectively)	15	2,764	4,189
Student lists (net of accumulated amortization of $6,831 and $5,806, respectively)	8	1,366	2,391
Other (net of accumulated amortization of $83 and $71, respectively)	92	191	203
Loan origination rights (net of accumulated amortization of $8,180)	—	—	8,473
Total - amortizable intangible assets	81 months	90,163	98,638
Unamortizable intangible assets - trade names		—	14,192
		$90,163	112,830

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

The Company recorded amortization expense on its intangible assets of $6.6 million and $6.5 million for the three months ended June 30, 2008 and 2007, respectively, and $13.1 million for the six months ended June 30, 2008 and 2007, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of June 30, 2008, the Company estimates it will record amortization expense as follows:

2008	$13,109
2009	22,319
2010	15,985
2011	10,031
2012	9,029
2013 and thereafter	19,690
$90,163

The change in the carrying amount of goodwill by operating segment was as follows:

		Tuition
		Payment	Enrollment	Software	Asset
	Student Loan	Processing	Services	and	Generation
	and Guaranty	and Campus	and List	Technical	and
	Servicing	Commerce	Management	Services	Management	Total

Balance as of December 31, 2007	$—	58,086	55,463	8,596	42,550	164,695
Additional contingent consideration paid (a)	—	—	11,150	—	—	11,150
Impairment charge	—	—	—	—	(667)	(667)
Balance as of March 31, 2008 (b)	$—	58,086	66,613	8,596	41,883	175,178

(a)
In January 2008, the Company paid $18.0 million (of which $6.8 million was accrued as of December 31, 2007) of additional consideration related to its 2005 acquisitions of Student Marketing Group, Inc. and National Honor Roll, L.L.C. This payment satisfies all of the Company’s obligations related to the contingencies per the terms of the purchase agreement.

(b)	During the quarter ended June 30, 2008, there was no change in goodwill.

7. Bonds and Notes Payable

The following tables summarize outstanding bonds and notes payable by type of instrument:

	As of June 30, 2008
	Carrying	Interest rate
	amount	range	Final maturity

Variable-rate bonds and notes (a):
Bonds and notes based on indices	$21,339,035	2.65% - 4.97%	09/25/13 - 06/25/41
Bonds and notes based on auction or remarketing	2,841,245	0.67% - 7.00%	11/01/09 - 07/01/43
Total variable-rate bonds and notes	24,180,280

Commercial paper - FFELP facility (b)	1,986,212	2.08% - 2.91%	05/09/10
Commercial paper - private loan facility (b)	159,800	3.08%	03/14/09
Fixed-rate bonds and notes (a)	207,376	5.30% - 6.68%	11/01/09 - 05/01/29
Unsecured fixed rate debt	475,000	5.13% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	450,000	2.90%	05/08/12
Other borrowings	71,569	3.19% - 5.10%	05/22/09 - 11/01/15
	$27,530,237

	As of December 31, 2007
	Carrying	Interest rate
	amount	range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$17,508,810	4.73% - 5.78%	09/25/12 - 06/25/41
Bonds and notes based on auction or remarketing	2,905,295	2.96% - 7.25%	11/01/09 - 07/01/43
Total variable-rate bonds and notes	20,414,105

Commercial paper - FFELP facility (b)	6,629,109	5.22% - 5.98%	05/09/10
Commercial paper - private loan facility (b)	226,250	5.58%	03/14/09
Fixed-rate bonds and notes (a)	214,476	5.20% - 6.68%	11/01/09 - 05/01/29
Unsecured fixed rate debt	475,000	5.13% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	80,000	5.40% - 5.53%	05/08/12
Other borrowings	76,889	4.65% - 5.20%	09/28/08 - 11/01/15
	$28,115,829

(a)	Issued in asset-backed securitizations

(b)	Loan warehouse facilities

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

Loan warehouse facilities

Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. The Company has historically relied upon three conduit warehouse loan financing vehicles to support its funding needs on a short-term basis: a multi-year committed facility for FFELP loans, a private loan warehouse for non-federally insured student loans, and a single-seller extendible commercial paper conduit for FFELP loans.

The multi-year committed facility for FFELP loans, which terminates in May 2010, was supported by 364-day liquidity which was up for renewal on May 9, 2008. The Company obtained an extension on this renewal until July 31, 2008. On July 31, 2008, the Company did not renew the liquidity provisions of this facility. Accordingly, as of July 31, 2008, the facility became a term facility with an outstanding balance of approximately $2.8 billion and a final maturity date of May 9, 2010. The FFELP warehouse facility has a provision requiring the Company to refinance or remove 75% of the pledged collateral on an annual basis. The Company must refinance or remove approximately $900 million of loans by May 2009 to satisfy this provision. Pursuant to the terms of the agreement, since liquidity was not renewed, the Company’s cost of financing under this facility increased 10 basis points. The agreement also includes provisions which allow the banks to charge a rate equal to LIBOR plus 128.5 basis points if they choose to finance their portion of the facility with sources of funds other than their commercial paper conduit.

The terms and conditions of the Company’s warehouse facility for FFELP loans provide for advance rates related to financed loans subject to a valuation formula based on current market conditions. Dislocation in the credit markets including disruptions in the current capital markets can and will cause short-term volatility in the loan valuation formulas. Severe volatility and dislocation in the credit markets, even if temporary, could cause the valuation assigned to the Company’s student loan portfolio financed by the applicable line to be significantly less than par. Should a significant change in the valuation of subject loans result in a reduction in advance rate and require equity support greater than what the Company can or is willing to provide, the facility could be subject to termination. While the Company does not believe the loan valuation formula is reflective of the fair market value of its loans, it is subject to compliance with provisions of the warehouse documents. As of August 8, 2008, the Company has $135.3 million utilized as equity funding support based on provisions of this agreement.

The private loan warehouse facility is an uncommitted facility that is offered to the Company by a banking partner, which terminates on March 14, 2009. As of June 30, 2008, $159.8 million was outstanding under this facility and $90.2 million was available for future use. As of August 8, 2008, $132.0 million was outstanding under this facility and $118.0 million was available for future use. New advances are also subject to approval by the sponsor bank and the Company believes it is unlikely such approval would be granted in the future. The Company guarantees the performance of the assets in the private loan warehouse facility. This facility provides for advance rates on subject collateral which require certain levels of equity enhancement support. As of August 8, 2008, the Company has $54.5 million utilized as equity funding support based on provisions of this agreement. There can be no assurance that the Company will be able to maintain this conduit facility, find alternative funding, or make adequate equity contributions, if necessary. While the Company’s bank supported facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future. In January 2008, the Company suspended originating private loans.

In August 2006, the Company established a $5.0 billion extendable commercial paper warehouse program for FFELP loans, under which it can issue one or more short-term extendable secured liquidity notes. As of June 30, 2008, no notes were outstanding under this warehouse program. As a result of the disruption of the credit markets, there is no market for the issuance of notes under this facility. Management believes it is currently unlikely a market will exist in the future.

The Company expects to access alternative sources of funding to originate new FFELP student loans, including the Department of Education’s Loan Participation Program (“Participation Program”), an existing facility with Union Bank and Trust Company (“Union Bank”), an entity under common control with the Company, and its $750 million unsecured operating line of credit.

On July 1, 2008, pursuant to HR 5715, the Department of Education announced terms under which it will offer to purchase FFELP student loans and loan participations from FFELP lenders. Under the Department’s Loan Purchase Commitment Program (“Purchase Program”), the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Lenders will have until September 30, 2009, to sell loans to the Department. Under the Participation Program, the Department will provide interim short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders will be charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program must be either refinanced by the lender or sold to the Department pursuant to the Purchase Program prior to its expiration on September 30, 2009. To be eligible for purchase or participation under the Department’s programs, loans must be FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, with eligible borrower benefits. The Company is in the process of completing and filing all relevant documents to participate in the Department of Education’s Participation Program and expects to utilize the Participation Program to fund a significant portion of its loan originations for the 2008-2009 academic year.

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day term upon termination of the participation certificate. As of June 30, 2008 and August 8, 2008, approximately $228.7 million and $56.4 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million. Loans participated under this agreement qualify as a sale pursuant to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

Asset-backed Securitizations

On March 7, 2008, April 2, 2008, April 22, 2008, and May 19, 2008, the Company completed asset-backed securities transactions of $1.2 billion, $0.5 billion, $1.5 billion, and $1.3 billion, respectively. Notes issued in these transactions carry interest rates based on a spread to LIBOR. As part of the Company’s issuance of asset-backed securitizations in March 2008 and May 2008, due to credit market conditions when these notes were issued, the Company purchased the Class B subordinated notes of $36 million (par value) and $41 million (par value), respectively. These notes are not included on the Company’s consolidated balance sheet. If the credit market conditions improve, the Company anticipates selling these notes to third parties. Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. Upon sale, these notes would be shown as “bonds and notes payable” on the Company’s consolidated balance sheet. Unless there is a significant market improvement, the Company believes the market value of such notes will be less than par value. The difference between the par value and market value would be recognized by the Company as interest expense over the life of the bonds.

Notes issued during 2006 included €773.2 million (950 million in U.S. dollars) with variable interest rates initially based on a spread to EURIBOR (the “Euro Notes”). As of June 30, 2008 and December 31, 2007, the Euro Notes were recorded on the Company’s balance sheet at $1.2 billion and $1.1 billion, respectively. The change in the principal amount of Euro Notes as a result of the fluctuation of the foreign currency exchange rate was a decrease of $4.4 million and an increase of $88.5 million for the three and six months ended June 30, 2008, respectively, and increases of $11.3 million and $25.0 million for the three and six months ended June 30, 2007, respectively, and is included in the “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the consolidated statements of operations. Concurrently with the issuance of the Euro Notes, the Company entered into cross-currency interest rate swaps which are further discussed in note 8.

The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" ("Auction Rate Securities") or through a remarketing utilizing broker-dealers and remarketing agents ("Variable Rate Demand Notes"). The Company is currently sponsor on approximately $2.0 billion of Auction Rate Securities and $0.9 billion of Variable Rate Demand Notes.

For Auction Rate Securities, investors and potential investors submit orders through a broker-dealer as to the principal amount of notes they wish to buy, hold, or sell at various interest rates. The broker-dealers submit their clients' orders to the auction agent, who then determines the clearing interest rate for the upcoming period. Interest rates on these Auction Rate Securities are reset periodically, generally every 7 to 35 days, by the auction agent or agents. During the first quarter of 2008, as part of the credit market crisis, several auction rate securities from various issuers failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. Since February 8, 2008, the Company’s Auction Rate Securities have failed in this manner. Under normal conditions, banks have historically stepped in when investor demand is weak. However, recently banks have been allowing these auctions to fail.

As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the commercial paper, governing documents, or indenture. While these rates will vary by the trust structure the notes were issued from as well as the class and rating of the security, they will generally be based on a spread to LIBOR, commercial paper, or Treasury Securities. Based on the relative levels of these indices as of June 30, 2008, the rates expected to be paid by the Company range from 91-day T-Bill plus 125 basis points, on the low end, to LIBOR plus 250 basis points on the high end.

During the three month period ended June 30, 2008, the Company paid favorable interest rates on the majority of its Auction Rate Securities as a result of the application of certain of these maximum rate auction provisions in the underlying documents for such financings. The Company does not expect this funding benefit on its Auction Rate Securities in future periods.

The Company cannot predict whether future auctions related to its Auction Rate Securities will be successful, but management believes it is likely auctions will continue to fail indefinitely. The Company is currently seeking alternatives for reducing its exposure to the auction rate market, but may not be able to achieve alternate financing for some or all of its Auction Rate Securities.

For Variable Rate Demand Notes, the remarketing agents set the price, which is then offered to investors. If there are insufficient potential bid orders to purchase all of the notes offered for sale, the Company could be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities. The maximum rate for Variable Rate Demand Notes is based on a spread to certain indexes as defined in the underlying documents, with the highest to the Company being Prime plus 200 basis points. Certain of the Variable Rate Demand Notes are secured by financial guaranty insurance policies issued by MBIA Insurance Corporation. These Variable Rate Demand Notes are currently experiencing reduced investor demand and certain of these securities have been put to the liquidity provider, Lloyds TSB Bank, at a cost ranging from Federal Funds plus 150 basis points to LIBOR plus 175 basis points.

Unsecured Lines of Credit

The Company has a $750 million unsecured line of credit that terminates in May 2012. As of June 30, 2008, there was $450.0 million outstanding on this line and $300.0 million available for future use. The weighted average interest rate on this line of credit was 2.90% as of June 30, 2008. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary. As discussed previously, the Company may need to fund certain loans or provide equity funding support related to advance rates on its warehouse facilities. As of August 8, 2008, the Company has contributed $189.8 million in equity funding support to these facilities. The Company has funded these contributions primarily by advances on its operating line of credit. As of August 8, 2008, the Company has $450.0 million outstanding under this line of credit and $300.0 million available for future uses.

The Company has a $725.0 million unsecured commercial paper program in which the Company may issue commercial paper for general corporate purposes. The maturities of the notes issued under this program will vary, but may not exceed 397 days from the date of issue. Notes issued under this program will bear interest at rates that will vary based on market conditions at the time of issuance. As of June 30, 2008, there were no borrowings outstanding on this line and $725.0 million of remaining authorization. The Company does not expect to be able to issue unsecured commercial paper in the near or intermediate future at a cost effective level relative to the Company’s unsecured line of credit.

Other Borrowings

As of June 30, 2008 and December 31, 2007, bonds and notes payable includes $66.6 million and $57.3 million, respectively, of notes due to Union Bank. The Company has used the proceeds from these notes to invest in student loan assets via a participation agreement. This participation agreement is in addition to the $750 million FFELP Participation Agreement, and participations under this participation agreement do not qualify as sales pursuant to SFAS No. 140.

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

As of June 30, 2008, the Company held the following interest rate derivatives to hedge fixed-rate student loan assets earning fixed rate floor income or variable-rate floor income.

		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2008 (b)	$2,000,000	4.18%
2009	500,000	4.08
2010	700,000	3.44
2011	500,000	3.57
2012	250,000	3.86
	$3,950,000	3.94%

(a)	For all interest rate derivatives for which the Company pays a fixed rate, the Company receives discrete three-month LIBOR.

(b)
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

In April 2008 and May 2008, the Company entered into interest rate swaps with notional amounts of $200.0 million and $250.0 million which had forward-start dates of July 25, 2008 and June 25, 2008, respectively. The Company receives a fixed rate of 2.9805% and 3.693%, respectively, and pays discrete three-month LIBOR. These trades offset $450.0 million of fixed rate swaps previously entered into by the Company (included in the above table) and were executed in order to maintain the Company’s desired hedge ratio.

Basis Swaps

The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets.

The following table summarizes these derivatives as of June 30, 2008:

	Notional Amount (a)
Maturity	Effective date in second quarter 2007		Effective date in third quarter 2007		Effective date in second quarter 2008	Effective date in third quarter 2008		Total

2008	$1,000,000		2,000,000		—	—		3,000,000
2009	2,000,000		4,000,000		—	3,000,000	(b)(f)	9,000,000
2010	500,000		2,000,000	(c)	2,000,000	1,000,000		5,500,000
2011	—	(d)	2,700,000		—	—		2,700,000
2012	—	(e)	1,000,000	(f)	800,000	1,600,000		3,400,000

	$3,500,000		11,700,000		2,800,000	5,600,000		23,600,000

(a)	All basis swaps were executed by the Company during the second quarter 2007, unless otherwise noted.

(b)	Executed by the Company during the second quarter 2008.

(c)	In March 2008, the Company terminated a basis swap with a notional amount of $1.0 billion, which is not included in the table above.

(d)	In March 2008, the Company terminated a basis swap with a notional amount of $1.35 billion, which is not included in the table above.

(e)	In March 2008, the Company terminated a basis swap with a notional amount of $0.5 billion, which is not included in the table above.

(f)	In July 2008, the Company terminated these basis swaps.

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

The following table summarizes the net fair value of the Company’s derivative portfolio:

	As of	As of
	June 30, 2008	December 31, 2007

Interest rate swaps	$1,403	(2,695)
Basis swaps	(28,326)	27,525
Cross-currency interest rate swaps	283,423	191,756

Net fair value	$256,500	216,586

The change in the fair value of the Company’s derivative portfolio included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of operations resulted in a gain of $11.5 million and $47.5 million for the three and six months ended June 30, 2008, respectively, and $16.7 million and $20.4 million for the three and six months ended June 30, 2007, respectively.

The following table summarizes the net derivative settlements which are included in the “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Interest rate swaps	$(7,842)	7,576	(11,019)	15,074
Basis swaps	5,148	58	45,605	119
Cross-currency interest rate swaps	7,131	(2,438)	10,614	(5,757)

Derivative settlements received, net	$4,437	5,196	45,200	9,436

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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. All financial assets and liabilities that are measured at fair value are categorized as Level 1 or 2 based on the above hierarchy.

	As of June 30, 2008
	Level 1	Level 2	Total
Assets:
Other assets (a)	$4,185	5,540	9,725
Fair value of derivative instruments (b)	—	295,346	295,346
Total assets	$4,185	300,886	305,071

Liabilities:
Fair value of derivative instruments (b)	$—	38,846	38,846
Other liabilities (c)	—	6,655	6,655
Total liabilities	$—	45,501	45,501

	As of December 31, 2007
	Level 1	Level 2	Total
Assets:
Fair value of derivative instruments (b)	$—	222,471	222,471
Total assets	$—	222,471	222,471

Liabilities:
Fair value of derivative instruments (b)	$—	5,885	5,885
Other liabilities (c)	—	6,117	6,117
Total liabilities	$—	12,002	12,002

(a)
Other assets includes investments recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. Level 1 investments include investments traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 investments include corporate debt securities.

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

A reconciliation of weighted average shares outstanding follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Weighted average shares outstanding	49,442,435	49,452,960	49,443,425	50,213,349
Less: Nonvested restricted stock - vesting solely upon continued service	347,282	—	369,845	—

Weighted average shares outstanding used to compute basic EPS	49,095,153	49,452,960	49,073,580	50,213,349
Dilutive effect of nonvested restricted stock	9,488	—	—	—

Weighted average shares used to compute diluted EPS	49,104,641	49,452,960	49,073,580	50,213,349

The Company had no common stock equivalents and no potentially dilutive common shares outstanding during the three and six months ended June 30, 2007.

No dilutive effect of nonvested restricted stock is presented for the six months ended June 30, 2008 as the Company reported a net loss and including these shares would have been antidilutive for the period. The dilutive effect of these shares if the Company had net income for the period was not significant.

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

Historically, the Company generated the majority of its revenue from net interest income earned in its Asset Generation and Management operating segment. In recent years, the Company has made several acquisitions that have expanded the Company’s products and services and has diversified its revenue - primarily from fee-based businesses. The Company currently offers a broad range of pre-college, in-college, and post-college products and services to students, families, schools, and financial institutions. These products and services help students and families plan and pay for their education and students plan their careers. The Company’s products and services are designed to simplify the education planning and financing process and are focused on providing value to students, families, and schools throughout the education life cycle. The Company continues to diversify its sources of revenue, including those generated from businesses that are not dependent upon government programs, reducing legislative and political risk.

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

Segment Operating Results - “Base Net Income”

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

Segment Results and Reconciliations to GAAP

	Three months ended June 30, 2008
	Fee-Based
	Student	Tuition	Enrollment						"Base net
	Loan	Payment	Services	Software		Asset	Corporate		income"
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$243	310	1	—	554	282,293	1,574	(546)	21,927	305,802
Interest expense	—	—	1	—	1	222,402	10,607	(546)	—	232,464
Net interest income (loss)	243	310	—	—	553	59,891	(9,033)	—	21,927	73,338

Less provision for loan losses	—	—	—	—	—	6,000	—	—	—	6,000
Net interest income (loss) after provision for loan losses	243	310	—	—	553	53,891	(9,033)	—	21,927	67,338

Other income (expense):
Loan and guaranty servicing income	24,747	—	—	—	24,747	157	—	—	—	24,904
Other fee-based income	—	10,292	26,067	—	36,359	4,458	—	—	—	40,817
Software services income	—	—	—	4,896	4,896	—	—	—	—	4,896
Other income	6	(21)	—	—	(15)	393	1,268	—	—	1,646
Gain on sale of loans	—	—	—	—	—	48	—	—	—	48
Intersegment revenue	18,382	(76)	—	1,517	19,823	—	13,960	(33,783)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	15,755	15,755
Derivative settlements, net	—	—	—	—	—	11,638	—	—	(7,201)	4,437
Total other income (expense)	43,135	10,195	26,067	6,413	85,810	16,694	15,228	(33,783)	8,554	92,503

Operating expenses:
Salaries and benefits	12,491	5,784	6,373	4,702	29,350	1,954	12,828	(1,333)	750	43,549
Restructure expense - severance and contract termination costs	(104)	—	(15)	(8)	(127)	(52)	(186)	365	—	—
Other expenses	8,011	2,551	17,284	714	28,560	5,095	14,921	(764)	6,561	54,373
Intersegment expenses	9,822	461	1,580	342	12,205	18,952	894	(32,051)	—	—
Total operating expenses	30,220	8,796	25,222	5,750	69,988	25,949	28,457	(33,783)	7,311	97,922

Income (loss) before income taxes	13,158	1,709	845	663	16,375	44,636	(22,262)	—	23,170	61,919
Income tax expense (benefit) (a)	4,079	530	262	206	5,077	13,837	(6,902)	—	7,183	19,195
Net income (loss) from continuing operations	9,079	1,179	583	457	11,298	30,799	(15,360)	—	15,987	42,724
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	981	981
Net income (loss)	$9,079	1,179	583	457	11,298	30,799	(15,360)	—	16,968	43,705

(a) Beginning in 2008, the consolidated effective tax rate is used to calculate income taxes for each operating segment.

	Three months ended June 30, 2007
	Fee-Based
	Student	Tuition	Enrollment						"Base net
	Loan	Payment	Services	Software		Asset	Corporate		income"
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$1,181	670	93	—	1,944	433,404	554	(33)	—	435,869
Interest expense	—	2	2	—	4	358,341	9,581	(33)	—	367,893
Net interest income (loss)	1,181	668	91	—	1,940	75,063	(9,027)	—	—	67,976

Less provision for loan losses	—	—	—	—	—	2,535	—	—	—	2,535
Net interest income (loss) after provision for loan losses	1,181	668	91	—	1,940	72,528	(9,027)	—	—	65,441

Other income (expense):
Loan and guaranty servicing income	31,492	—	—	—	31,492	118	—	—	—	31,610
Other fee-based income	—	9,405	24,923	—	34,328	3,674	260	—	—	38,262
Software services income	—	—	157	5,691	5,848	—	—	—	—	5,848
Other income	5	25	—	—	30	105	1,792	—	—	1,927
Gain on sale of loans	—	—	—	—	—	1,010	—	—	—	1,010
Intersegment revenue	20,120	188	178	4,389	24,875	—	4,100	(28,975)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	5,547	5,547
Derivative settlements, net	—	—	—	—	—	(461)	5,657	—	—	5,196
Total other income (expense)	51,617	9,618	25,258	10,080	96,573	4,446	11,809	(28,975)	5,547	89,400

Operating expenses:
Salaries and benefits	22,023	5,082	9,022	5,857	41,984	7,167	12,272	(2,138)	476	59,761
Other expenses	8,404	2,333	14,589	751	26,077	7,246	21,071	—	6,491	60,885
Intersegment expenses	3,750	25	29	403	4,207	22,034	596	(26,837)	—	—
Total operating expenses	34,177	7,440	23,640	7,011	72,268	36,447	33,939	(28,975)	6,967	120,646

Income (loss) before income taxes	18,621	2,846	1,709	3,069	26,245	40,527	(31,157)	—	(1,420)	34,195
Income tax expense (benefit) (a)	7,076	1,082	649	1,167	9,974	15,400	(11,500)	—	(568)	13,306
Net income (loss) from continuing operations	11,545	1,764	1,060	1,902	16,271	25,127	(19,657)	—	(852)	20,889
Loss from discontinued operations, net of tax	—	—	—	—	—	—	—	—	(6,135)	(6,135)
Net income (loss)	$11,545	1,764	1,060	1,902	16,271	25,127	(19,657)	—	(6,987)	14,754

(a) Income taxes are based on 38% of net income (loss) before tax for the individual operating segment.

	Six months ended June 30, 2008
	Fee-Based
	Student	Tuition	Enrollment						"Base net
	Loan	Payment	Services	Software		Asset	Corporate		income"
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$856	1,075	10	—	1,941	602,651	2,771	(640)	40,745	647,468
Interest expense	—	—	2	—	2	538,417	19,826	(640)	—	557,605
Net interest income (loss)	856	1,075	8	—	1,939	64,234	(17,055)	—	40,745	89,863

Less provision for loan losses	—	—	—	—	—	11,000	—	—	—	11,000
Net interest income (loss) after provision for loan losses	856	1,075	8	—	1,939	53,234	(17,055)	—	40,745	78,863

Other income (expense):
Loan and guaranty servicing income	50,855	—	—	—	50,855	162	—	—	—	51,017
Other fee-based income	—	24,114	53,289	—	77,403	9,327	—	—	—	86,730
Software services income	—	—	37	11,611	11,648	—	—	—	—	11,648
Other income	38	4	—	—	42	381	2,633	—	—	3,056
Loss on sale of loans	—	—	—	—	—	(47,426)	—	—	—	(47,426)
Intersegment revenue	38,606	184	—	3,333	42,123	—	31,173	(73,296)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	466	—	—	(42,072)	(41,606)
Derivative settlements, net	—	—	—	—	—	55,165	—	—	(9,965)	45,200
Total other income (expense)	89,499	24,302	53,326	14,944	182,071	18,075	33,806	(73,296)	(52,037)	108,619

Operating expenses:
Salaries and benefits	26,489	11,214	12,896	9,870	60,469	4,178	27,419	3,280	2,046	97,392
Restructure expense - severance and contract termination costs	747	—	282	510	1,539	1,844	3,729	(7,112)	—	—
Impairment expense	5,074	—	—	—	5,074	9,351	4,409	—	—	18,834
Other expenses	16,498	4,611	35,447	1,333	57,889	10,439	28,786	298	13,121	110,533
Intersegment expenses	23,100	757	3,427	736	28,020	39,554	2,188	(69,762)	—	—
Total operating expenses	71,908	16,582	52,052	12,449	152,991	65,366	66,531	(73,296)	15,167	226,759

Income (loss) before income taxes	18,447	8,795	1,282	2,495	31,019	5,943	(49,780)	—	(26,459)	(39,277)
Income tax expense (benefit) (a)	5,719	2,727	397	774	9,617	1,842	(15,433)	—	(8,202)	(12,176)
Net income (loss) from continuing operations	12,728	6,068	885	1,721	21,402	4,101	(34,347)	—	(18,257)	(27,101)
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	981	981
Net income (loss)	$12,728	6,068	885	1,721	21,402	4,101	(34,347)	—	(17,276)	(26,120)

(a) Beginning in 2008, the consolidated effective tax rate is used to calculate income taxes for each operating segment.

	Six months ended June 30, 2007
	Fee-Based
	Student	Tuition	Enrollment						"Base net
	Loan	Payment	Services	Software		Asset	Corporate		income"
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$3,425	1,680	180	18	5,303	847,894	4,355	(3,204)	—	854,348
Interest expense	—	7	4	—	11	699,999	21,582	(3,204)	—	718,388
Net interest income (loss)	3,425	1,673	176	18	5,292	147,895	(17,227)	—	—	135,960

Less provision for loan losses	—	—	—	—	—	5,288	—	—	—	5,288
Net interest income (loss) after provision for loan losses	3,425	1,673	176	18	5,292	142,607	(17,227)	—	—	130,672

Other income (expense):
Loan and guaranty servicing income	61,958	—	—	—	61,958	118	—	—	—	62,076
Other fee-based income	—	21,176	49,870	—	71,046	6,985	260	—	—	78,291
Software services income	—	—	287	11,309	11,596	—	—	—	—	11,596
Other income	11	28	—	—	39	3,148	3,833	—	—	7,020
Gain on sale of loans	—	—	—	—	—	2,796	—	—	—	2,796
Intersegment revenue	36,584	340	928	8,221	46,073	—	6,116	(52,189)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(6,583)	(6,583)
Derivative settlements, net	—	—	—	—	—	(885)	10,321	—	—	9,436
Total other income (expense)	98,553	21,544	51,085	19,530	190,712	12,162	20,530	(52,189)	(6,583)	164,632

Operating expenses:
Salaries and benefits	45,027	10,000	18,391	12,332	85,750	14,446	24,978	(4,662)	953	121,465
Other expenses	17,654	4,493	29,148	1,535	52,830	15,511	38,940	—	13,129	120,410
Intersegment expenses	7,068	399	185	403	8,055	38,670	802	(47,527)	—	—
Total operating expenses	69,749	14,892	47,724	14,270	146,635	68,627	64,720	(52,189)	14,082	241,875

Income (loss) before income taxes	32,229	8,325	3,537	5,278	49,369	86,142	(61,417)	—	(20,665)	53,429
Income tax expense (benefit) (a)	12,247	3,164	1,344	2,006	18,761	32,734	(23,826)	—	(7,099)	20,570
Net income (loss) from continuing operations	19,982	5,161	2,193	3,272	30,608	53,408	(37,591)	—	(13,566)	32,859
Loss from discontinued operations, net of tax	—	—	—	—	—	—	—	—	(3,325)	(3,325)
Net income (loss)	$19,982	5,161	2,193	3,272	30,608	53,408	(37,591)	—	(16,891)	29,534
(a) Income taxes are based on 38% of net income (loss) before tax for the individual operating segment.

Corporate Activity and Overhead in the previous tables primarily includes the following items:

•	Income earned on certain investment activities;
•	Interest expense incurred on unsecured debt transactions;
•	Other products and service offerings that are not considered operating segments; and
•	Corporate activities and overhead functions such as executive management, human resources, accounting and finance, legal, marketing, and corporate technology support.

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

	Student	Tuition	Enrollment
	Loan	Payment	Services	Software	Asset	Corporate
	and	Processing	and	and	Generation	Activity
	Guaranty	and Campus	List	Technical	and	and
	Servicing	Commerce	Management	Services	Management	Overhead	Total

	Three months ended June 30, 2008

Derivative market value, foreign currency, and put option adjustments (1)	$—	—	—	—	(15,866)	111	(15,755)
Amortization of intangible assets (2)	1,165	1,997	3,113	286	—	—	6,561
Compensation related to business combinations (3)	—	—	—	—	—	750	750
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(14,726)	—	(14,726)
Income from discontinued operations, net of tax (5)	(981)	—	—	—	—	—	(981)
Net tax effect (6)	(361)	(619)	(965)	(89)	9,484	(267)	7,183

Total adjustments to GAAP	$(177)	1,378	2,148	197	(21,108)	594	(16,968)

	Three months ended June 30, 2007

Derivative market value, foreign currency, and put option adjustments (1)	$—	—	—	—	6,002	(11,549)	(5,547)
Amortization of intangible assets (2)	1,350	1,469	1,545	287	1,840	—	6,491
Compensation related to business combinations (3)	—	—	—	—	—	476	476
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	—	—	—
Loss from discontinued operations, net of tax (5)	6,135	—	—	—	—	—	6,135
Net tax effect (6)	(513)	(558)	(587)	(109)	(2,980)	4,179	(568)

Total adjustments to GAAP	$6,972	911	958	178	4,862	(6,894)	6,987

	Six months ended June 30, 2008

Derivative market value, foreign currency, and put option adjustments (1)	$—	—	—	—	41,534	538	42,072
Amortization of intangible assets (2)	2,421	4,048	5,935	572	145	—	13,121
Compensation related to business combinations (3)	—	—	—	—	—	2,046	2,046
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(30,780)	—	(30,780)
Income from discontinued operations, net of tax (5)	(981)	—	—	—	—	—	(981)
Net tax effect (6)	(750)	(1,255)	(1,840)	(178)	(3,378)	(801)	(8,202)

Total adjustments to GAAP	$690	2,793	4,095	394	7,521	1,783	17,276

	Six months ended June 30, 2007

Derivative market value, foreign currency, and put option adjustments (1)	$—	—	—	—	12,216	(5,633)	6,583
Amortization of intangible assets (2)	2,394	2,938	3,355	617	3,825	—	13,129
Compensation related to business combinations (3)	—	—	—	—	—	953	953
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	—	—	—
Loss from discontinued operations, net of tax (5)	3,325	—	—	—	—	—	3,325
Net tax effect (6)	(910)	(1,116)	(1,275)	(234)	(6,096)	2,532	(7,099)

Total adjustments to GAAP	$4,809	1,822	2,080	383	9,945	(2,148)	16,891

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and six months ended June 30, 2008 and 2007. All dollars are in thousands, except per share amounts, unless otherwise noted).

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

Forward-looking and cautionary statements

This report contains forward-looking statements and information based on management’s current expectations as of the date of this document. When used in this report, the words “anticipate,” “believe,” “estimate,” “intend,” and “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, prior quarterly reports filed by the Company, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, changes in the terms of student loans and the educational credit marketplace arising from the implementation of, or changes in, applicable laws and regulations, which may reduce the volume, average term, special allowance payments, and costs of yields on student loans under the FFEL Program or result in loans being originated or refinanced under non-FFEL programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. In addition, a larger than expected increase in third party consolidations of the Company’s FFELP loans could materially adversely affect the Company’s results of operations. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; the Company’s ability to maintain its credit facilities or obtain new facilities; changes to the terms and conditions of the liquidity programs offered by the Department of Education; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; changes in prepayment rates, guaranty rates, loan floor rates, and credit spreads; the uncertain nature of the expected benefits from acquisitions and the ability to successfully integrate operations; and the uncertain nature of estimated expenses that may be incurred and cost savings that may result from the Company’s strategic restructuring initiatives. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Additionally, financial projections may not prove to be accurate and may vary materially. The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report on Form 10-Q or unforeseen events. Although the Company may from time to time voluntarily update its prior forward-looking statements, it disclaims any commitment to do so except as required by securities laws.

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

During the three months ended June 30, 2008, significant events impacted the operating results of the Company related to:

•	Legislative developments;
•	Student loan spread;
•	Operating expenses; and
•	Fee-based businesses.

Legislative Developments

On May 7, 2008, the President signed into law H.R. 5715, the Ensuring Continued Access to Student Loans Act of 2008 (“HR 5715”). This legislation contains provisions that expand the federal government’s support of financing the cost of higher education. Among other things, HR 5715:

•	Increases statutory limits on annual and aggregate borrowing for FFELP loans; and
•	Allows the Department to act as a secondary market and enter into forward purchasing agreements with lenders.

As a result of this legislation, the Departments of Education and Treasury developed a plan. Among other things, this plan:

•	Offers to purchase loans from lenders for the 2008-2009 academic year and offers lenders access to short-term liquidity; and
•	Commits to continue working with the FFELP community to explore programs to reengage the capital markets in the long-run.

On May 22, 2008, the Company announced that, as a result of the above plan, it will continue originating new federal student loans for the 2008-2009 academic year to all students regardless of the school they attend.

On July 1, 2008, pursuant to HR 5715, the Department of Education announced terms under which it will offer to purchase FFELP student loans and loan participations from lenders. The Company is in the process of completing and filing all relevant documents to participate in the Department of Education’s Participation Program and expects to utilize the Participation Program to fund a significant portion of its loan originations for the 2008-2009 academic year.

Student Loan Spread

The Company’s core student loan spread for the three months ended June 30, 2008 increased to 107 basis points compared to 73 basis points for the three months ended March 31, 2008. Excluding fixed-rate floor income, core student loan spread for the three month period ended June 30, 2008 was 92 basis points compared to 60 basis points for the prior quarter. The increase in core student loan spread was driven by the change in relationship between the short-term interest rate indices in which the Company earns on its loan assets and the rate the Company pays to fund such assets, as well as a non-recurring reduction in rates paid on certain of its auction rate securities. These increases were partially offset due to asset-backed securitizations completed during 2008 in which the funding costs were higher than prior funding costs. The Company believes 15 basis points of the improvement in core student loan spread during the second quarter of 2008 is not sustainable and may not benefit future periods.

Excluded from student loan spread was income recognized by the Company in the second quarter of 2008 of $4.6 million related to a change in estimate on certain liabilities initially established by the Company during its purchase price allocation related to a 2005 business acquisition.

Operating Expenses

As a result of the restructuring plans implemented in September 2007 and January 2008, as well as the Company’s continued focus on capitalizing on the operating leverage of the Company’s business structure and strategies, operating expenses continued to decrease. Excluding restructuring and impairment charges, operating expenses decreased $22.4 million and $41.1 million for the three and six months ended June 30, 2008 compared to the same periods in 2007, respectively.

Fee-based businesses

During the three month period ended June 30, 2008, certain of the Company’s fee based businesses were negatively impacted by recent events in the student loan industry. These items included a decrease to guaranty servicing revenue due to the loss of the Voluntary Flexible Agreement between the Department of Education and College Assist and decreased demand for the Company’s software and technical services and list marketing services. However, the Company also experienced significant growth in other product and service offerings. In particular, the Company experienced significant growth in certain of its products and services in its Enrollment Services and Tuition Payment Processing operating segments.

In addition, during the second quarter of 2008, the Company made investments in products, services, and technology in the Tuition Payment Processing and Campus Commerce segment. These investments were made by the Company to meet customer needs and support continued revenue growth. However, these investments increased operating expenses and lowered operating margins in this segment compared to prior periods.

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

Operating Expenses

Operating expenses includes indirect costs incurred to generate and acquire student loans, costs incurred to manage and administer the Company’s student loan portfolio and its financing transactions, costs incurred to service the Company’s student loan portfolio and the portfolios of third parties, costs incurred to provide tuition payment processing, campus commerce, enrollment, list management, software, and technical services to third parties, the depreciation and amortization of capital assets and intangible assets, and other general and administrative expenses. Operating expenses also includes employee termination benefits, lease termination costs, and the write-down of certain assets related to the Company’s September 2007 and January 2008 restructuring plans.

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007

Net Interest Income

	Three months ended June 30,			Six months ended June 30,
	2008	2007	$ Change	2008	2007	$ Change
Interest income:
Loan interest	$296,686	417,086	(120,400)	626,672	814,140	(187,468)
Investment interest	9,116	18,783	(9,667)	20,796	40,208	(19,412)
Total interest income	305,802	435,869	(130,067)	647,468	854,348	(206,880)
Interest expense:
Interest on bonds and notes payable	232,464	367,893	(135,429)	557,605	718,388	(160,783)
Net interest income	73,338	67,976	5,362	89,863	135,960	(46,097)
Provision for loan losses	6,000	2,535	3,465	11,000	5,288	5,712

Net interest income after provision for loan losses	$67,338	65,441	1,897	78,863	130,672	(51,809)

•
Net interest income decreased for the six months ended June 30, 2008 compared to 2007 as a result of the compression in the core student loan spread as discussed in this Item 2 under “Asset Generation and Management Operating Segment - Results of Operations.” The decrease in net interest income was offset by $40.7 million of variable-rate floor income earned by the Company in 2008 and an increase in average student loans compared to 2007. Net interest income increased for the three months ended June 30, 2008 compared to the same period in 2007 as a result of an increase in student loan spread (including approximately $21.9 million of variable-rate floor income in 2008) and an increase in average student loans.

•
The provision for loan losses increased for the three and six months ended June 30, 2008 compared to 2007 due to an increase in risk share as a result of the elimination of the Exceptional Performer program.

Other Income

	Three months ended June 30,			Six months ended June 30,
	2008	2007	$ Change	2008	2007	$ Change
Loan and guaranty servicing income	$24,904	31,610	(6,706)	51,017	62,076	(11,059)
Other fee-based income	40,817	38,262	2,555	86,730	78,291	8,439
Software services income	4,896	5,848	(952)	11,648	11,596	52
Other income	1,646	1,927	(281)	3,056	7,020	(3,964)
Gain (loss) on sale of loans	48	1,010	(962)	(47,426)	2,796	(50,222)

Derivative market value, foreign currency, and put option adjustments	15,755	5,547	10,208	(41,606)	(6,583)	(35,023)
Derivative settlements, net	4,437	5,196	(759)	45,200	9,436	35,764
Total other income	$92,503	89,400	3,103	108,619	164,632	(56,013)

•
“Loan and guaranty servicing income” decreased due to decreases in both FFELP loan servicing income and guaranty servicing income as further discussed in this Item 2 under “Student Loan and Guaranty Servicing Operating Segment - Results of Operations.”

•
“Other fee-based income” increased due to an increase in the number of managed tuition payment plans and an increase in campus commerce and related clients in the Tuition Payment Processing and Campus Commerce Operating Segment, as well as an increase in lead generation sales volume in the Enrollment Services and List Management Operating Segment.

•
The Company recognized a loss of $47.5 million during the first quarter of 2008 as a result of the sale of $1.3 billion of student loans as further discussed in this Item 2 under “Asset Generation and Management Operating Segment - Results of Operations.”

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

Operating Expenses

			Net change
			after impact of
	Three months ended	Impact of restructuring	restructuring and	Three months ended
	June 30, 2007	and impairment charges	impairment charges	June 30, 2008

Salaries and benefits	$59,761	(190)	(16,022)	43,549
Other expenses	60,885	(175)	(6,337)	54,373

Total operating expenses	$120,646	(365)	(22,359)	97,922

			Net change
			after impact of
	Six months ended	Impact of restructuring	restructuring and	Six months ended
	June 30, 2007	and impairment charges	impairment charges	June 30, 2008

Salaries and benefits	$121,465	5,714	(29,787)	97,392
Other expenses	120,410	20,232	(11,275)	129,367

Total operating expenses	$241,875	25,946	(41,062)	226,759

Excluding restructuring and impairment charges, operating expenses decreased $22.4 million and $41.1 million for the three and six months ended June 30, 2008 compared to the same periods in 2007, respectively. The decrease is the result of cost savings from the September 2007 and January 2008 restructuring plans implemented by the Company. These plans resulted in the net reduction of approximately 700 positions in the Company’s overall workforce, leading to decreases in salaries and benefits and other expenses. The decrease is also a result of the Company capitalizing on the operating leverage of its business structure and strategies.

Income Taxes

The Company’s effective tax rate was 31.0% for the three and six months ended June 30, 2008, compared to 38.9% and 38.5% for the same periods in 2007. The effective tax rate decreased due to the year-to-date tax benefit reduced by various state gross receipts taxes and other items which are not deductible for tax purposes. Management expects the Company’s effective income tax rate to remain relatively stable for the remainder of 2008.

Additional information on the Company’s results of operations is included with the discussion of the Company’s operating segments in this Item 2 under “Operating Segments”.

Financial Condition as of June 30, 2008 compared to December 31, 2007

	As of	As of
	June 30,	December 31,	Change
	2008	2007	Dollars	Percent
Assets:
Student loans receivable, net	$25,993,307	26,736,122	(742,815)	(2.8)%
Cash, cash equivalents, and investments	1,175,310	1,120,838	54,472	4.9
Goodwill	175,178	164,695	10,483	6.4
Intangible assets, net	90,163	112,830	(22,667)	(20.1)
Fair value of derivative instruments	295,346	222,471	72,875	32.8
Other assets	702,621	805,827	(103,206)	(12.8)
Total assets	$28,431,925	29,162,783	(730,858)	(2.5)%

Liabilities:
Bonds and notes payable	$27,530,237	28,115,829	(585,592)	(2.1)%
Fair value of derivative instruments	38,846	5,885	32,961	560.1
Other liabilities	278,800	432,190	(153,390)	(35.5)
Total liabilities	27,847,883	28,553,904	(706,021)	(2.5)

Shareholders' equity	584,042	608,879	(24,837)	(4.1)
Total liabilities and shareholders' equity	$28,431,925	29,162,783	(730,858)	(2.5)%

The Company’s total assets decreased during 2008 primarily due to a decrease in student loans receivable as a result of a sale of $1.3 billion of student loans in 2008 as further discussed in this Item 2 under “Asset Generation and Management Operating Segment - Results of Operations.” Total liabilities decreased primarily due to a decrease in bonds and notes payable. This decrease is a result of the decrease in student loan funding obligations due to a decrease in the Company’s student loan portfolio. Total equity decreased $24.8 million as a result of a $26.1 million net loss for the six months ended June 30, 2008. In addition, the Company paid a $0.07 per share dividend on its Class A and Class B common stock in the first quarter of 2008, which reduced equity by $3.5 million. These decreases to equity were offset by increases due to the issuance of common stock, compensation expense for stock-based awards, and payments received on employee stock notes receivable.

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

Historically, the Company generated the majority of its revenue from net interest income earned in its Asset Generation and Management operating segment. In recent years, the Company has made several acquisitions that have expanded the Company’s products and services and has diversified its revenue - primarily from fee-based businesses. The Company currently offers a broad range of pre-college, in-college, and post-college products and services to students, families, schools, and financial institutions. These products and services help students and families plan and pay for their education and students plan their careers. The Company’s products and services are designed to simplify the education planning and financing process and are focused on providing value to students, families, and schools throughout the education life cycle. The Company continues to diversify its sources of revenue, including those generated from businesses that are not dependent upon government programs, reducing legislative and political risk.

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

Segment Results and Reconciliations to GAAP

	Three months ended June 30, 2008
	Fee-Based
	Student	Tuition	Enrollment						"Base net
	Loan	Payment	Services	Software		Asset	Corporate		income"
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$243	310	1	—	554	282,293	1,574	(546)	21,927	305,802
Interest expense	—	—	1	—	1	222,402	10,607	(546)	—	232,464
Net interest income (loss)	243	310	—	—	553	59,891	(9,033)	—	21,927	73,338

Less provision for loan losses	—	—	—	—	—	6,000	—	—	—	6,000
Net interest income (loss) after provision for loan losses	243	310	—	—	553	53,891	(9,033)	—	21,927	67,338

Other income (expense):
Loan and guaranty servicing income	24,747	—	—	—	24,747	157	—	—	—	24,904
Other fee-based income	—	10,292	26,067	—	36,359	4,458	—	—	—	40,817
Software services income	—	—	—	4,896	4,896	—	—	—	—	4,896
Other income	6	(21)	—	—	(15)	393	1,268	—	—	1,646
Gain on sale of loans	—	—	—	—	—	48	—	—	—	48
Intersegment revenue	18,382	(76)	—	1,517	19,823	—	13,960	(33,783)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	15,755	15,755
Derivative settlements, net	—	—	—	—	—	11,638	—	—	(7,201)	4,437
Total other income (expense)	43,135	10,195	26,067	6,413	85,810	16,694	15,228	(33,783)	8,554	92,503

Operating expenses:
Salaries and benefits	12,491	5,784	6,373	4,702	29,350	1,954	12,828	(1,333)	750	43,549
Restructure expense - severance and contract termination costs	(104)	—	(15)	(8)	(127)	(52)	(186)	365	—	—
Other expenses	8,011	2,551	17,284	714	28,560	5,095	14,921	(764)	6,561	54,373
Intersegment expenses	9,822	461	1,580	342	12,205	18,952	894	(32,051)	—	—
Total operating expenses	30,220	8,796	25,222	5,750	69,988	25,949	28,457	(33,783)	7,311	97,922

Income (loss) before income taxes	13,158	1,709	845	663	16,375	44,636	(22,262)	—	23,170	61,919
Income tax expense (benefit) (a)	4,079	530	262	206	5,077	13,837	(6,902)	—	7,183	19,195
Net income (loss) from continuing operations	9,079	1,179	583	457	11,298	30,799	(15,360)	—	15,987	42,724
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	981	981
Net income (loss)	$9,079	1,179	583	457	11,298	30,799	(15,360)	—	16,968	43,705

(a) Beginning in 2008, the consolidated effective tax rate is used to calculate income taxes for each operating segment.

Three months ended June 30, 2008:
Before Tax Operating Margin -excluding restructure expense	30.1%	16.3%	3.2%	10.2%	18.8%	63.2%

Three months ended June 30, 2007:
Before Tax Operating Margin	35.3%	27.7%	6.7%	30.4%	26.6%	52.7%

	Three months ended June 30, 2007
	Fee-Based
	Student	Tuition	Enrollment						"Base net
	Loan	Payment	Services	Software		Asset	Corporate		income"
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$1,181	670	93	—	1,944	433,404	554	(33)	—	435,869
Interest expense	—	2	2	—	4	358,341	9,581	(33)	—	367,893
Net interest income (loss)	1,181	668	91	—	1,940	75,063	(9,027)	—	—	67,976

Less provision for loan losses	—	—	—	—	—	2,535	—	—	—	2,535
Net interest income (loss) after provision for loan losses	1,181	668	91	—	1,940	72,528	(9,027)	—	—	65,441

Other income (expense):
Loan and guaranty servicing income	31,492	—	—	—	31,492	118	—	—	—	31,610
Other fee-based income	—	9,405	24,923	—	34,328	3,674	260	—	—	38,262
Software services income	—	—	157	5,691	5,848	—	—	—	—	5,848
Other income	5	25	—	—	30	105	1,792	—	—	1,927
Gain on the sale of loans	—	—	—	—	—	1,010	—	—	—	1,010
Intersegment revenue	20,120	188	178	4,389	24,875	—	4,100	(28,975)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	5,547	5,547
Derivative settlements, net	—	—	—	—	—	(461)	5,657	—	—	5,196
Total other income (expense)	51,617	9,618	25,258	10,080	96,573	4,446	11,809	(28,975)	5,547	89,400

Operating expenses:
Salaries and benefits	22,023	5,082	9,022	5,857	41,984	7,167	12,272	(2,138)	476	59,761
Other expenses	8,404	2,333	14,589	751	26,077	7,246	21,071	—	6,491	60,885
Intersegment expenses	3,750	25	29	403	4,207	22,034	596	(26,837)	—	—
Total operating expenses	34,177	7,440	23,640	7,011	72,268	36,447	33,939	(28,975)	6,967	120,646

Income (loss) before income taxes	18,621	2,846	1,709	3,069	26,245	40,527	(31,157)	—	(1,420)	34,195
Income tax expense (benefit) (a)	7,076	1,082	649	1,167	9,974	15,400	(11,500)	—	(568)	13,306
Net income (loss) from continuing operations	11,545	1,764	1,060	1,902	16,271	25,127	(19,657)	—	(852)	20,889
Loss from discontinued operations, net of tax	—	—	—	—	—	—	—	—	(6,135)	(6,135)
Net income (loss)	$11,545	1,764	1,060	1,902	16,271	25,127	(19,657)	—	(6,987)	14,754

(a) Income taxes are based on 38% of net income before tax for the individual operating segment.

	Six months ended June 30, 2008
	Fee-Based
	Student	Tuition	Enrollment						"Base net
	Loan	Payment	Services	Software		Asset	Corporate		income"
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$856	1,075	10	—	1,941	602,651	2,771	(640)	40,745	647,468
Interest expense	—	—	2	—	2	538,417	19,826	(640)	—	557,605
Net interest income (loss)	856	1,075	8	—	1,939	64,234	(17,055)	—	40,745	89,863

Less provision for loan losses	—	—	—	—	—	11,000	—	—	—	11,000
Net interest income (loss) after provision for loan losses	856	1,075	8	—	1,939	53,234	(17,055)	—	40,745	78,863

Other income (expense):
Loan and guaranty servicing income	50,855	—	—	—	50,855	162	—	—	—	51,017
Other fee-based income	—	24,114	53,289	—	77,403	9,327	—	—	—	86,730
Software services income	—	—	37	11,611	11,648	—	—	—	—	11,648
Other income	38	4	—	—	42	381	2,633	—	—	3,056
Loss on sale of loans	—	—	—	—	—	(47,426)	—	—	—	(47,426)
Intersegment revenue	38,606	184	—	3,333	42,123	—	31,173	(73,296)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	466	—	—	(42,072)	(41,606)
Derivative settlements, net	—	—	—	—	—	55,165	—	—	(9,965)	45,200
Total other income (expense)	89,499	24,302	53,326	14,944	182,071	18,075	33,806	(73,296)	(52,037)	108,619

Operating expenses:
Salaries and benefits	26,489	11,214	12,896	9,870	60,469	4,178	27,419	3,280	2,046	97,392
Restructure expense - severance and contract termination costs	747	—	282	510	1,539	1,844	3,729	(7,112)	—	—
Impairment expense	5,074	—	—	—	5,074	9,351	4,409	—	—	18,834
Other expenses	16,498	4,611	35,447	1,333	57,889	10,439	28,786	298	13,121	110,533
Intersegment expenses	23,100	757	3,427	736	28,020	39,554	2,188	(69,762)	—	—
Total operating expenses	71,908	16,582	52,052	12,449	152,991	65,366	66,531	(73,296)	15,167	226,759

Income (loss) before income taxes	18,447	8,795	1,282	2,495	31,019	5,943	(49,780)	—	(26,459)	(39,277)
Income tax expense (benefit) (a)	5,719	2,727	397	774	9,617	1,842	(15,433)	—	(8,202)	(12,176)
Net income (loss) from continuing operations	12,728	6,068	885	1,721	21,402	4,101	(34,347)	—	(18,257)	(27,101)
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	981	981
Net income (loss)	$12,728	6,068	885	1,721	21,402	4,101	(34,347)	—	(17,276)	(26,120)

(a) Beginning in 2008, the consolidated effective tax rate is used to calculate income taxes for each operating segment.

Six months ended June 30, 2008:
Before Tax Operating Margin - excluding restructure expense, impairment expense, and the loss on sale of loans during the first quarter of 2008	26.9%	34.7%	2.9%	20.1%	20.5%	54.4%

Six months ended June, 2007:
Before Tax Operating Margin	31.6%	35.9%	6.9%	27.0%	25.2%	55.7%

	Six months ended June 30, 2007
	Fee-Based
	Student	Tuition	Enrollment						"Base net
	Loan	Payment	Services	Software		Asset	Corporate		income"
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$3,425	1,680	180	18	5,303	847,894	4,355	(3,204)	—	854,348
Interest expense	—	7	4	—	11	699,999	21,582	(3,204)	—	718,388
Net interest income (loss)	3,425	1,673	176	18	5,292	147,895	(17,227)	—	—	135,960

Less provision for loan losses	—	—	—	—	—	5,288	—	—	—	5,288
Net interest income (loss) after provision for loan losses	3,425	1,673	176	18	5,292	142,607	(17,227)	—	—	130,672

Other income (expense):
Loan and guaranty servicing income	61,958	—	—	—	61,958	118	—	—	—	62,076
Other fee-based income	—	21,176	49,870	—	71,046	6,985	260	—	—	78,291
Software services income	—	—	287	11,309	11,596	—	—	—	—	11,596
Other income	11	28	—	—	39	3,148	3,833	—	—	7,020
Gain on the sale of loans	—	—	—	—	—	2,796	—	—	—	2,796
Intersegment revenue	36,584	340	928	8,221	46,073	—	6,116	(52,189)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(6,583)	(6,583)
Derivative settlements, net	—	—	—	—	—	(885)	10,321	—	—	9,436
Total other income (expense)	98,553	21,544	51,085	19,530	190,712	12,162	20,530	(52,189)	(6,583)	164,632

Operating expenses:
Salaries and benefits	45,027	10,000	18,391	12,332	85,750	14,446	24,978	(4,662)	953	121,465
Other expenses	17,654	4,493	29,148	1,535	52,830	15,511	38,940	—	13,129	120,410
Intersegment expenses	7,068	399	185	403	8,055	38,670	802	(47,527)	—	—
Total operating expenses	69,749	14,892	47,724	14,270	146,635	68,627	64,720	(52,189)	14,082	241,875

Income (loss) before income taxes	32,229	8,325	3,537	5,278	49,369	86,142	(61,417)	—	(20,665)	53,429
Income tax expense (benefit) (a)	12,247	3,164	1,344	2,006	18,761	32,734	(23,826)	—	(7,099)	20,570
Net income (loss) from continuing operations	19,982	5,161	2,193	3,272	30,608	53,408	(37,591)	—	(13,566)	32,859
Loss from discontinued operations, net of tax	—	—	—	—	—	—	—	—	(3,325)	(3,325)
Net income (loss)	$19,982	5,161	2,193	3,272	30,608	53,408	(37,591)	—	(16,891)	29,534

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

	Student	Tuition	Enrollment
	Loan	Payment	Services	Software	Asset	Corporate
	and	Processing	and	and	Generation	Activity
	Guaranty	and Campus	List	Technical	and	and
	Servicing	Commerce	Management	Services	Management	Overhead	Total

	Three months ended June 30, 2008

Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	(15,866)	111	(15,755)
Amortization of intangible assets	1,165	1,997	3,113	286	—	—	6,561
Compensation related to business combinations	—	—	—	—	—	750	750
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(14,726)	—	(14,726)
Income from discontinued operations, net of tax	(981)	—	—	—	—	—	(981)
Net tax effect (a)	(361)	(619)	(965)	(89)	9,484	(267)	7,183

Total adjustments to GAAP	$(177)	1,378	2,148	197	(21,108)	594	(16,968)

	Three months ended June 30, 2007

Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	6,002	(11,549)	(5,547)
Amortization of intangible assets	1,350	1,469	1,545	287	1,840	—	6,491
Compensation related to business combinations	—	—	—	—	—	476	476
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	—	—	—
Loss from discontinued operations, net of tax	6,135	—	—	—	—	—	6,135
Net tax effect (a)	(513)	(558)	(587)	(109)	(2,980)	4,179	(568)

Total adjustments to GAAP	$6,972	911	958	178	4,862	(6,894)	6,987

	Six months ended June 30, 2008

Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	41,534	538	42,072
Amortization of intangible assets	2,421	4,048	5,935	572	145	—	13,121
Compensation related to business combinations	—	—	—	—	—	2,046	2,046
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(30,780)	—	(30,780)
Income from discontinued operations, net of tax	(981)	—	—	—	—	—	(981)
Net tax effect (a)	(750)	(1,255)	(1,840)	(178)	(3,378)	(801)	(8,202)

Total adjustments to GAAP	$690	2,793	4,095	394	7,521	1,783	17,276

	Six months ended June 30, 2007

Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	12,216	(5,633)	6,583
Amortization of intangible assets	2,394	2,938	3,355	617	3,825	—	13,129
Compensation related to business combinations	—	—	—	—	—	953	953
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	—	—	—
Loss from discontinued operations, net of tax	3,325	—	—	—	—	—	3,325
Net tax effect (a)	(910)	(1,116)	(1,275)	(234)	(6,096)	2,532	(7,099)

Total adjustments to GAAP	$4,809	1,822	2,080	383	9,945	(2,148)	16,891

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

Student Loan Servicing Volumes

	As of			As of
	June 30,			June 30,
	2008			2007
	Dollar		Percent	Dollar	Percent
	(dollars in millions)

Company	$24,873	(a)	70.0%	$24,429	75.6%

Third Party	10,680	(b)	30.0	7,884	24.4

	$35,553		100.0%	$32,313	100.0%

(a)
Approximately $26 million of these loans were disbursed on or after May 1, 2008 and are eligible to be sold to the Department of Education pursuant to its Purchase Commitment Program. The Department obtains all rights to service loans which it purchases as part of this program.

(b)
Approximately $145 million of these loans were disbursed on or after May 1, 2008 and may be eligible to be sold to the Department of Education pursuant to its Purchase Commitment Program. The Department obtains all rights to service loans which it purchases as part of this program.

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007

	Three months ended June 30,			Six months ended June 30,
	2008	2007	$ Change	2008	2007	$ Change
Net interest income after the provision for loan losses	$243	1,181	(938)	856	3,425	(2,569)
Loan and guaranty servicing income	24,747	31,492	(6,745)	50,855	61,958	(11,103)
Other income	6	5	1	38	11	27
Intersegment revenue	18,382	20,120	(1,738)	38,606	36,584	2,022
Total other income	43,135	51,617	(8,482)	89,499	98,553	(9,054)
Salaries and benefits	12,491	22,023	(9,532)	26,489	45,027	(18,538)
Restructure expense - severance and contract termination costs	(104)	—	(104)	747	—	747
Impairment expense	—	—	—	5,074	—	5,074
Other expenses	8,011	8,404	(393)	16,498	17,654	(1,156)
Intersegment expenses	9,822	3,750	6,072	23,100	7,068	16,032
Total operating expenses	30,220	34,177	(3,957)	71,908	69,749	2,159
"Base net income" before income taxes	13,158	18,621	(5,463)	18,447	32,229	(13,782)
Income tax expense	4,079	7,076	(2,997)	5,719	12,247	(6,528)
"Base net income"	$9,079	11,545	(2,466)	12,728	19,982	(7,254)

Before Tax Operating Margin	30.3%	35.3%		20.4%	31.6%

Before Tax Operating Margin - excluding restructure expense and impairment expense	30.1%	35.3%		26.9%	31.6%

Net interest income after the provision for loan losses. Investment income decreased as a result of an overall decrease in cash held in 2008 compared to 2007, as well as lower interest rates.

Loan and guaranty servicing income. Loan and guaranty servicing income for the three and six months ended June 30, 2008 decreased from the same periods in 2007 as follows:

	Three months ended June 30,				Six months ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Origination and servicing of FFEL Program loans	$12,533	13,774	(1,241)	(9.0)%	$24,812	27,904	(3,092)	(11.1)%

Origination and servicing of non-federally insured student loans	1,872	2,335	(463)	(19.8)	4,143	4,656	(513)	(11.0)

Servicing and support outsourcing for guaranty agencies	10,342	15,383	(5,041)	(32.8)	21,900	29,398	(7,498)	(25.5)

Loan and guaranty servicing income to external parties	$24,747	31,492	(6,745)	(21.4)%	$50,855	61,958	(11,103)	(17.9)%

•
FFELP loan servicing income decreased due to new servicing contracts being priced at lower rates following the legislative developments in September 2007. This decrease was partially offset by an increase in loan servicing volume due to entering into new servicing contracts.

•
Servicing and support outsourcing for guaranty agencies decreased due to the termination of the Voluntary Flexible Agreement between the Department of Education and College Assist and the timing of certain activities offset by an increase in the volume of guaranteed loans serviced as well as an increase in collections due to utilizing an outside collection agency.

Intersegment revenue. The decrease in intersegment revenue for the three months ended June 30, 2008 and the increase for the six months ended June 30, 2008 compared to the same periods in 2007 was the result of a decrease in internal call center revenue due to the Company’s reduction in direct-to-consumer marketing and an increase in servicing volume and rates for internal customers.

Operating expenses. Excluding restructuring and impairment charges, operating expenses decreased $3.9 million and $3.7 million for the three and six months ended June 30, 2008 compared to the same period in 2007 as a result of cost savings from the Company’s September 2007 and January 2008 restructuring plans. This decrease was offset by an increase in operating expenses resulting from the allocation of additional corporate overhead expenses, which were included in Corporate Activity and Overhead for the three and six months ended June 30, 2007

TUITION PAYMENT PROCESSING AND CAMPUS COMMERCE OPERATING SEGMENT - RESULTS OF OPERATIONS

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

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007

	Three months ended June 30,			Six months ended June 30,
	2008	2007	$ Change	2008	2007	$ Change
Net interest income after the provision for loan losses	$310	668	(358)	1,075	1,673	(598)
Other fee-based income	10,292	9,405	887	24,114	21,176	2,938
Other income	(21)	25	(46)	4	28	(24)
Intersegment revenue	(76)	188	(264)	184	340	(156)
Total other income	10,195	9,618	577	24,302	21,544	2,758
Salaries and benefits	5,784	5,082	702	11,214	10,000	1,214
Other expenses	2,551	2,333	218	4,611	4,493	118
Intersegment expenses	461	25	436	757	399	358
Total operating expenses	8,796	7,440	1,356	16,582	14,892	1,690
"Base net income" before income taxes	1,709	2,846	(1,137)	8,795	8,325	470
Income tax expense	530	1,082	(552)	2,727	3,164	(437)
"Base net income"	$1,179	1,764	(585)	6,068	5,161	907

Before Tax Operating Margin	16.3%	27.7%		34.7%	35.9%

Other fee-based income. Other fee-based income increased for the three and six months ended June 30, 2008 compared to the same period in 2007 as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce clients.

Operating expenses. Operating expenses increased for the three and six months ended June 30, 2008 compared to the same period in 2007 as a result of incurring additional costs associated with salaries and benefits, as well as other expenses, to support the increase in the number of managed tuition payment plans and campus commerce clients. In addition, the Company continues to invest in products, services, and technology to meet customer needs and support continued revenue growth. These investments increased 2008 operating expenses compared to 2007.

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

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007

	Three months ended June 30,			Six months ended June 30,
	2008	2007	$ Change	2008	2007	$ Change
Net interest income after the provision for loan losses	$—	91	(91)	8	176	(168)
Other fee-based income	26,067	24,923	1,144	53,289	49,870	3,419
Software services income	—	157	(157)	37	287	(250)
Intersegment revenue	—	178	(178)	—	928	(928)
Total other income	26,067	25,258	809	53,326	51,085	2,241
Salaries and benefits	6,373	9,022	(2,649)	12,896	18,391	(5,495)
Restructure expense - severance and contract termination costs	(15)	—	(15)	282	—	282
Other expenses	17,284	14,589	2,695	35,447	29,148	6,299
Intersegment expenses	1,580	29	1,551	3,427	185	3,242
Total operating expenses	25,222	23,640	1,582	52,052	47,724	4,328
"Base net income" before income taxes	845	1,709	(864)	1,282	3,537	(2,255)
Income tax expense	262	649	(387)	397	1,344	(947)
"Base net income"	$583	1,060	(477)	885	2,193	(1,308)

Before Tax Operating Margin	3.2%	6.7%		2.4%	6.9%

Before Tax Operating Margin - excluding restructure expense	3.2%	6.7%		2.9%	6.9%

Other fee-based income. Other fee-based income increased as a result of an increase in lead generation volume and an increase in other enrollment products and services, such as test preparation study guides and online courses, admissions consulting, and essay and resume editing services. This increase in income was offset by a decrease due to the impacts of the legislative developments in the student loan industry on the list marketing services offered by this segment. In addition, the Company reduced the number of student recognition publications it plans to offer. Excluding the income associated with the list marketing services and student recognition publications, other fee-based income increased approximately $6 million, or 33%, and $12 million, or 31%, for the three and six months ended June 30, 2008 compared to the same periods in 2007.

Operating expenses. Total operating expenses increased for the three and six months ended June 30, 2008 compared to the same periods in 2007 as a result of an increase in costs associated with providing lead generation services and the allocation of additional corporate overhead expenses, which were included in Corporate Activity and Overhead for the three and six months ended June 30, 2007. Excluding intersegment expenses, the before tax operating margin was 9.3% and 8.8% for the three and six months ended June 30, 2008.  The increases in operating expenses were offset as a result of cost savings from the September 2007 and January 2008 restructuring plans.

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

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007

	Three months ended June 30,			Six months ended June 30,
	2008	2007	$ Change	2008	2007	$ Change
Net interest income after the provision for loan losses	$—	—	—	—	18	(18)
Software services income	4,896	5,691	(795)	11,611	11,309	302
Intersegment revenue	1,517	4,389	(2,872)	3,333	8,221	(4,888)
Total other income	6,413	10,080	(3,667)	14,944	19,530	(4,586)
Salaries and benefits	4,702	5,857	(1,155)	9,870	12,332	(2,462)
Restructure expense - severance and contract
termination costs	(8)	—	(8)	510	—	510
Other expenses	714	751	(37)	1,333	1,535	(202)
Intersegment expenses	342	403	(61)	736	403	333
Total operating expenses	5,750	7,011	(1,261)	12,449	14,270	(1,821)
"Base net income" before income taxes	663	3,069	(2,406)	2,495	5,278	(2,783)
Income tax expense	206	1,167	(961)	774	2,006	(1,232)
"Base net income"	$457	1,902	(1,445)	1,721	3,272	(1,551)

Before Tax Operating Margin	10.3%	30.4%		16.7%	27.0%

Before Tax Operating Margin - excluding restructure expense	10.2%	30.4%		20.1%	27.0%

Software services income. Software services income decreased for the three months ended June 30, 2008 compared to the same period in 2007 as the result of a reduction in the number of projects for existing customers and the loss of customers due to the legislative developments in the student loan industry throughout 2008. Software services income during the first quarter of 2008 compared to 2007 increased due to additional projects that were completed prior to the second quarter.

Intersegment revenue. Intersegment revenue decreased for the three and six months ended June 30, 2008 compared to the same periods in 2007 as a result of a decrease in projects for internal customers.

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

Student Loan Portfolio

The table below outlines the components of the Company’s student loan portfolio:

	As of June 30, 2008		As of December 31, 2007
	Dollars	Percent	Dollars	Percent
Federally insured: (a) (b)
Stafford
Originated prior to 10/1/07	$6,668,100	25.6%	$6,624,009	24.8%
Originated on or after 10/1/07	386,669	1.5	101,901	0.4
PLUS/SLS
Originated prior to 10/1/07	424,609	1.6	414,708	1.5
Originated on or after 10/1/07	47,133	0.2	15,233	0.1
Consolidation
Originated prior to 10/1/07	17,683,114	68.0	18,646,993	69.8
Originated on or after 10/1/07	122,548	0.5	251,554	0.9

Non-federally insured	279,953	1.1	274,815	1.0

Total	25,612,126	98.5	26,329,213	98.5

Unamortized premiums and deferred origination costs	429,090	1.7	452,501	1.7
Allowance for loan losses:
Allowance - federally insured	(24,084)	(0.1)	(24,534)	(0.1)
Allowance - non-federally insured	(23,825)	(0.1)	(21,058)	(0.1)

	$25,993,307	100.0%	$26,736,122	100.0%

(a)
The College Cost Reduction Act reduced the yield on federally insured loans originated on or after October 1, 2007. As of June 30, 2008 and December 31, 2007, $228.7 million and $278.9 million, respectively, of federally insured student loans are excluded from the above table as these loans are accounted for as participation interests sold under an agreement with Union Bank which is further discussed in note 7 of the Company’s consolidated financial statements included in this Quarterly Report. As of June 30, 2008, $197.5 million of the loans accounted for as participation interests sold under this agreement were originated on or after October 1, 2007.

(b)
As of June 30, 2008, approximately $27 million of federally insured student loans were eligible to be sold or participated to the Department under the Department’s Loan Purchase Commitment and Participation Programs.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Beginning balance	$26,347,354	24,617,030	26,329,213	23,414,468
Direct channel:
Consolidation loan originations	3,284	836,711	69,029	1,900,949
Less consolidation of existing portfolio	(988)	(438,993)	(28,447)	(912,788)
Net consolidation loan originations	2,296	397,718	40,582	988,161
Stafford/PLUS loan originations	114,228	141,882	535,329	496,709
Branding partner channel	127,929	255,703	601,307	457,993
Forward flow channel	84,216	392,174	403,060	768,115
Other channels	—	560,796	55,922	766,714

Total channel acquisitions	328,669	1,748,273	1,636,200	3,477,692

Repayments, claims, capitalized interest, participations, and other	(585,443)	(397,556)	(885,243)	(633,363)
Consolidation loans lost to external parties	(46,849)	(187,350)	(176,267)	(426,754)
Loans sold	(431,605)	(34,397)	(1,291,777)	(86,043)
Ending balance	$25,612,126	25,746,000	25,612,126	25,746,000

The Company has significant financing needs that it meets through the capital markets, including the debt and secondary markets. Since August 2007, these markets have experienced unprecedented disruptions, which has had an adverse impact on the Company’s earnings and financial condition. Since the Company could not determine nor control the length of time or extent to which the capital markets would remain disrupted, it reduced its direct and indirect costs related to its asset generation activities and was more selective in pursuing origination activity, in both the school and direct to consumer channels. Accordingly, in January 2008, the Company suspended Consolidation and private student loan originations and, during the second quarter of 2008, exercised contractual rights to discontinue, suspend, or defer the acquisition of student loans in connection with substantially all of its branding and forward flow relationships. Prior to and in conjunction with exercising this right, during the first quarter of 2008, the Company accelerated the purchase of loans from certain branding partner and forward flow lenders of approximately $511 million.

During July 2008, the Company purchased approximately $440 million of student loans from certain branding partners and forward flow lenders of which such purchases were previously deferred. These loans were financed in the Company’s FFELP warehouse facility prior to the term-out of this agreement.

On May 7, 2008, the President signed into law H.R. 5715, the Ensuring Continued Access to Student Loans Act of 2008 (“HR 5715”). This legislation contains provisions that expand the federal government’s support of financing the cost of higher education. Among other things, HR 5715:

•	Increases statutory limits on annual and aggregate borrowing for FFELP loans; and
•	Allows the Department to act as a secondary market and enter into forward purchasing agreements with lenders.

As a result of this legislation, the Departments of Education and Treasury developed a plan. Among other things, this plan:

•	Offers to purchase loans from lenders for the 2008-2009 academic year and offers lenders access to short-term liquidity; and
•	Commits to continue working with the FFELP community to explore programs to reengage the capital markets in the long-run.

On May 22, 2008, the Company announced that, as a result of the above plan, it will continue originating new federal student loans for the 2008-2009 academic year to all students regardless of the school they attend. Accordingly, the Company anticipates an increase in origination activity.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company’s allowance for loan losses is presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Balance at beginning of period	$46,137	26,224	45,592	26,003
Provision for loan losses:
Federally insured loans	4,000	1,665	7,500	3,118
Non-federally insured loans	2,000	870	3,500	2,170
Total provision for loan losses	6,000	2,535	11,000	5,288
Charge-offs, net of recoveries:
Federally insured loans	(3,878)	(1,330)	(7,200)	(2,525)
Non-federally insured loans	(350)	(289)	(733)	(455)
Net charge-offs	(4,228)	(1,619)	(7,933)	(2,980)
Sale of federally insured loans	—	—	(750)	—
Sale of non-federally insured loans	—	—	—	(1,171)
Balance at end of period	$47,909	27,140	47,909	27,140
Allocation of the allowance for loan losses:
Federally insured loans	$24,084	8,194	24,084	8,194
Non-federally insured loans	23,825	18,946	23,825	18,946
Total allowance for loan losses	$47,909	27,140	47,909	27,140

Net loan charge-offs as a percentage of average student loans	0.066%	0.026%	0.060%	0.025%
Total allowance as a percentage of average student loans	0.186%	0.110%	0.182%	0.112%
Total allowance as a percentage of ending balance of student loans	0.187%	0.105%	0.187%	0.105%
Non-federally insured allowance as a percentage of the ending balance of non-federally insured loans	8.510%	8.061%	8.510%	8.061%
Average student loans	$25,767,123	24,687,280	26,313,226	24,266,048
Ending balance of student loans	25,612,126	25,746,000	25,612,126	25,746,000
Ending balance of non-federally insured loans	279,953	235,023	279,953	235,023

The allowance for loan losses increased during the three and six months ended June 30, 2008 compared to the same periods in 2007 as a result of the elimination of the Exceptional Performer program. Due to the elimination of this program, the Company recorded an expense of $15.7 million in September 2007 to increase the Company’s allowance for loan losses related to the increase in risk share.

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company’s student loan delinquency amounts:

	As of June 30, 2008		As of December 31, 2007
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment(1)	$7,352,864		$7,115,505
Loans in forebearance(2)	2,562,434		3,015,456
Loans in repayment status:
Loans current	13,596,739	88.2%	13,937,702	87.5%
Loans delinquent 31-60 days(3)	550,423	3.6	682,956	4.3
Loans delinquent 61-90 days(3)	327,090	2.1	353,303	2.2
Loans delinquent 91 days or greater(4)	942,623	6.1	949,476	6.0
Total loans in repayment	15,416,875	100.0%	15,923,437	100.0%
Total federally insured loans	$25,332,173		$26,054,398
Non-Federally Insured Loans:
Loans in-school/grace/deferment(1)	$103,785		$111,946
Loans in forebearance(2)	11,659		12,895
Loans in repayment status:
Loans current	156,341	95.0%	142,851	95.3%
Loans delinquent 31-60 days(3)	3,163	1.9	3,450	2.3
Loans delinquent 61-90 days(3)	1,950	1.2	1,247	0.8
Loans delinquent 91 days or greater(4)	3,055	1.9	2,426	1.6
Total loans in repayment	164,509	100.0%	149,974	100.0%
Total non-federally insured loans	$279,953		$274,815
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

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Student loan yield	5.65%	7.93%	5.85%	7.90%
Consolidation rebate fees	(0.74)	(0.78)	(0.74)	(0.78)
Premium and deferred origination costs amortization	(0.36)	(0.37)	(0.37)	(0.36)
Student loan net yield	4.55	6.78	4.74	6.76
Student loan cost of funds (a)	(3.25)	(5.50)	(3.61)	(5.48)
Student loan spread	1.30	1.28	1.13	1.28
Variable-rate floor income, net of settlements on derivatives (b)	(0.23)	—	(0.24)	—

Core student loan spread	1.07%	1.28%	0.89%	1.28%

Average balance of student loans	$25,767,123	24,687,280	26,313,226	24,266,048
Average balance of debt outstanding	26,767,459	26,158,525	27,297,445	25,770,551

(a)
The student loan cost of funds includes the effects of net settlement costs on the Company's derivative instruments (excluding the net settlements of $5.7 million and $10.3 million, for the three and six months ended June 30, 2007, respectively, on those derivatives no longer hedging student loan assets).

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

As noted in Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, the Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating fixed rate floor income which is included in its core student loan spread. The majority of these loans are consolidation loans that earn the greater of the borrower rate or 2.64% above the average commercial paper rate during the calendar quarter. When excluding fixed rate floor income, the Company’s core student loan spread was 0.92% and 0.75% for the three and six months ended June 30, 2008, respectively, and 1.23% for both the three and six months ended June 30, 2007.

The compression of the Company’s core student loan spread during the three and six months ended June 30, 2008 compared to 2007 was the result of the following items:

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

•
The spread to LIBOR on asset-backed securities transactions has increased significantly since August 2007. Since August 2007, the Company has issued $6.0 billion of notes in asset-backed securities transactions ($1.5 billion in August 2007, $1.2 billion in March 2008, $1.9 billion in April 2008, and $1.3 billion in May 2008). The increase in costs on these transactions from historical levels have had and will continue to have a negative impact on the Company’s student loan net interest income. The increased spread to LIBOR on asset-backed securities transactions is shown in the below table:

•
As a result of the passage of the College Cost Reduction Act, the yield on FFELP loans originated after October 1, 2007 was reduced. As of June 30, 2008, the Company had $556.4 million of FFELP loans originated after October 1, 2007. The core student loan spread on FFELP loans originated after October 1, 2007 for the second quarter of 2008 was approximately 40 to 50 basis points.

The decrease in the Company’s core student loan spread was offset by a non-recurring benefit related to the Company’s cost of funds related to certain of its asset-backed securities. The interest rates on approximately $2.0 billion of the Company’s asset-backed securities are set and periodically reset via a “dutch auction” (“Auction Rate Securites”). As previously disclosed, the auction process to establish the rates on the Auction Rate Securities has failed. As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the governing documents. During the three month period ended June 30, 2008, the Company paid favorable interest rates on the majority of its Auction Rate Securities as a result of the application of certain of these maximum rate auction provisions in the underlying documents for such financings. The Company does not expect this funding benefit on its Auction Rate Securities in future periods.

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007

	Three months ended June 30,			Six months ended June 30,
	2008	2007	$ Change	2008	2007	$ Change
Net interest income after the provision for loan losses	$53,891	72,528	(18,637)	53,234	142,607	(89,373)

Loan and guaranty servicing income	157	118	39	162	118	44
Other fee-based income	4,458	3,674	784	9,327	6,985	2,342
Other income	393	105	288	381	3,148	(2,767)
Gain (loss) on sale of loans	48	1,010	(962)	(47,426)	2,796	(50,222)
Derivative market value, foreign currency, and put option adjustments	—	—	—	466	—	466
Derivative settlements, net	11,638	(461)	12,099	55,165	(885)	56,050
Total other income	16,694	4,446	12,248	18,075	12,162	5,913

Salaries and benefits	1,954	7,167	(5,213)	4,178	14,446	(10,268)
Restructure expense - severance and contract termination costs	(52)	—	(52)	1,844	—	1,844
Impairment expense	—	—	—	9,351	—	9,351
Other expenses	5,095	7,246	(2,151)	10,439	15,511	(5,072)
Intersegment expenses	18,952	22,034	(3,082)	39,554	38,670	884
Total operating expenses	25,949	36,447	(10,498)	65,366	68,627	(3,261)

"Base net income (loss)" before income taxes	44,636	40,527	4,109	5,943	86,142	(80,199)
Income tax expense (benefit)	13,837	15,400	(1,563)	1,842	32,734	(30,892)

"Base net income (loss)"	$30,799	25,127	5,672	4,101	53,408	(49,307)

Before Tax Operating Margin	63.2%	52.7%		8.3%	55.7%

Before Tax Operating Margin - excluding restructure expense, impairment expense, and the loss on sale of loans during the first quarter 2008	63.2%	52.7%		54.4%	55.7%

Net interest income after the provision for loan losses

	Three months ended June 30,		Change
	2008	2007	Dollars	Percent

Loan interest	$345,321	487,465	(142,144)	(29.2)%
Consolidation rebate fees	(47,721)	(47,745)	24	0.1
Amortization of loan premiums and deferred origination costs	(22,841)	(22,634)	(207)	(0.9)
Total loan interest	274,759	417,086	(142,327)	(34.1)
Investment interest	7,534	16,318	(8,784)	(53.8)
Total interest income	282,293	433,404	(151,111)	(34.9)
Interest on bonds and notes payable	221,856	358,308	(136,452)	(38.1)
Intercompany interest	546	33	513	1,554.5
Provision for loan losses	6,000	2,535	3,465	136.7
Net interest income after provision for loan losses	$53,891	72,528	(18,637)	(25.7)%

•
The average student loan portfolio increased $1.1 billion, or 4.4%, for the three months ended June 30, 2008 compared to the same period in 2007. The increase in average loans was offset by a decrease in the yield earned on student loans. Loan interest income decreased $142.1 million as a result of these factors.

•	Investment income decreased as a result of an overall decrease in average cash held in 2008 as compared to 2007, as well as lower interest rates.

•
Interest expense decreased as a result of a decrease in interest rates on the Company’s variable rate debt which lowered the Company’s cost of funds (excluding net derivative settlements) to 3.33% for the three months ended June 30, 2008 compared to 5.49% for the same period a year ago. This was offset by a $0.6 billion, or 2.3%, increase in average debt for the three months ended June 30, 2008 compared to the same period in 2007. Interest expense was impacted in 2008 by credit market disruptions as further discussed in this Report.

•	The provision for loan loss increased due to an increase in risk share as a result of the elimination of the Exceptional Performer program in the third quarter of 2007.

	Six months ended June 30,		Change
	2008	2007	Dollars	Percent

Loan interest	$731,747	951,998	(220,251)	(23.1)%
Consolidation rebate fees	(97,575)	(94,165)	(3,410)	(3.6)
Amortization of loan premiums and deferred origination costs	(48,245)	(43,693)	(4,552)	(10.4)
Total loan interest	585,927	814,140	(228,213)	(28.0)
Investment interest	16,724	33,754	(17,030)	(50.5)
Total interest income	602,651	847,894	(245,243)	(28.9)
Interest on bonds and notes payable	537,777	696,795	(159,018)	(22.8)
Intercompany interest	640	3,204	(2,564)	(80.0)
Provision for loan losses	11,000	5,288	5,712	108.0
Net interest income after provision for loan losses	$53,234	142,607	(89,373)	(62.7)%

•
The average student loan portfolio increased $2.0 billion, or 8.4%, for the six months ended June 30, 2008 compared to the same period in 2007. The increase in average loans was offset by a decrease in the yield earned on student loans. Loan interest income decreased $220.3 million as a result of these factors.

•	Consolidation rebate fees increased due to the $0.8 billion, or 4.6%, increase in the average consolidation loan portfolio.

•	The amortization of loan premiums and deferred origination costs increased $4.6 million as a result of an increase in the average student loan portfolio.

•	Investment income decreased as a result of an overall decrease in average cash held in 2008 as compared to 2007, as well as lower interest rates.

•
Interest expense decreased as a result of a decrease in interest rates on the Company’s variable rate debt which lowered the Company’s cost of funds (excluding net derivative settlements) to 3.96% for the six months ended June 30, 2008 compared to 5.48% for the same period a year ago. This was offset by a $1.5 billion, or 5.9%, increase in average debt for the six months ended June 30, 2008 compared to the same period in 2007. Interest expense was impacted in 2008 by credit market disruptions as further discussed in this Report.

•	The provision for loan loss increased due to an increase in risk share as a result of the elimination of the Exceptional Performer program in the third quarter of 2007.

Other fee-based income. Borrower late fees increased $0.8 million and $1.8 million for the three and six months ended June 30, 2008 compared to the same periods in 2007.

Gain (loss) on sale of loans. The Company sold $857.8 million (par value) of federally insured student loans resulting in the recognition of a loss of $30.4 million on March 31, 2008. In addition, on April 8, 2008, the Company sold $428.6 million (par value) of federally insured student loans. The Company recognized a loss of $17.1 million during the three month period ended March 31, 2008 as a result of marking these loans to fair value. Combined, the portfolios sold on March 31, 2008 and April 8, 2008 were sold for a purchase price of approximately 98% of the par value of such loans. As a result of the disruptions in the debt and secondary markets, the Company sold these loan portfolios in order to reduce the amount of student loans remaining under the Company’s multi-year committed financing facility for FFELP loans which reduced the Company’s exposure to certain equity support provisions included in this facility.

Operating expenses. Excluding the restructure and impairment charges, operating expenses decreased $10.4 million, or 28.7%, and $14.5 million, or 21.1%, for the three and six months ended June 30, 2008 compared to same periods in 2007. This decrease is a result of the September 2007 and January 2008 restructuring plans and the Company capitalizing on the operating leverage of its business structure and strategies.

LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes operating cash flow, secured financing transactions, asset-backed securitizations, and operating lines of credit to fund operations and student loan and business acquisitions. The Company has also used its common stock to partially fund certain business acquisitions. In addition, the Company has a universal shelf registration statement with the SEC which allows the Company to sell up to $750.0 million of securities that may consist of common stock, preferred stock, unsecured debt securities, warrants, stock purchase contracts, and stock purchase units. The terms of any securities are established at the time of the offering. This shelf registration statement expires in December 2008.

The following table summarizes the Company’s bonds and notes outstanding as of June 30, 2008:

	As of June 30, 2008
	Carrying	Interest rate
	amount	range	Final maturity

Variable-rate bonds and notes (a):
Bonds and notes based on indices	$21,339,035	2.65% - 4.97%	09/25/13 - 06/25/41
Bonds and notes based on auction or remarketing	2,841,245	0.67% - 7.00%	11/01/09 - 07/01/43
Total variable-rate bonds and notes	24,180,280

Commercial paper - FFELP facility (b)	1,986,212	2.08% - 2.91%	05/09/10
Commercial paper - private loan facility (b)	159,800	3.08%	03/14/09
Fixed-rate bonds and notes (a)	207,376	5.30% - 6.68%	11/01/09 - 05/01/29
Unsecured fixed rate debt	475,000	5.13% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	450,000	2.90%	05/08/12
Other borrowings	71,569	3.19% - 5.10%	05/22/09 - 11/01/15
	$27,530,237

(a) Issued in asset-backed securitizations
(b) Loan warehouse facilities

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

Loan warehouse facilities

Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. The Company has historically relied upon three conduit warehouse loan financing vehicles to support its funding needs on a short-term basis: a multi-year committed facility for FFELP loans, a private loan warehouse for non-federally insured student loans, and a single-seller extendible commercial paper conduit for FFELP loans.

The multi-year committed facility for FFELP loans, which terminates in May 2010, was supported by 364-day liquidity which was up for renewal on May 9, 2008. The Company obtained an extension on this renewal until July 31, 2008. On July 31, 2008, the Company did not renew the liquidity provisions of this facility. Accordingly, as of July 31, 2008, the facility became a term facility with an outstanding balance of approximately $2.8 billion and a final maturity date of May 9, 2010. The FFELP warehouse facility has a provision requiring the Company to refinance or remove 75% of the pledged collateral on an annual basis. The Company must refinance or remove approximately $900 million of loans by May 2009 to satisfy this provision. Pursuant to the terms of the agreement, since liquidity was not renewed, the Company’s cost of financing under this facility increased 10 basis points. The agreement also includes provisions which allow the banks to charge a rate equal to LIBOR plus 128.5 basis points if they choose to finance their portion of the facility with sources of funds other than their commercial paper conduit. Subsequent to July 31, 2008, the Company expects its cost of funds on this facility to increase approximately 10 to 30 basis points.

The terms and conditions of the Company’s warehouse facility for FFELP loans provide for advance rates related to financed loans subject to a valuation formula based on current market conditions. Dislocation in the credit markets including disruptions in the current capital markets can and will cause short-term volatility in the loan valuation formulas. Severe volatility and dislocation in the credit markets, even if temporary, could cause the valuation assigned to the Company’s student loan portfolio financed by the applicable line to be significantly less than par. Should a significant change in the valuation of subject loans result in a reduction in advance rate and require equity support greater than what the Company can or is willing to provide, the facility could be subject to termination. While the Company does not believe the loan valuation formula is reflective of the fair market value of its loans, it is subject to compliance with provisions of the warehouse documents. As of August 8, 2008, the Company has $135.3 million utilized as equity funding support based on provisions of this agreement.

The private loan warehouse facility is an uncommitted facility that is offered to the Company by a banking partner, which terminates on March 14, 2009. As of June 30, 2008, $159.8 million was outstanding under this facility and $90.2 million was available for future use. As of August 8, 2008, $132.0 million was outstanding under this facility and $118.0 million was available for future use. New advances are also subject to approval by the sponsor bank and the Company believes it is unlikely such approval would be granted in the future. The Company guarantees the performance of the assets in the private loan warehouse facility. This facility provides for advance rates on subject collateral which require certain levels of equity enhancement support. As of August 8, 2008, the Company has $54.5 million utilized as equity funding support based on provisions of this agreement. There can be no assurance that the Company will be able to maintain this conduit facility, find alternative funding, or make adequate equity contributions, if necessary. While the Company’s bank supported facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future. In January 2008, the Company suspended originating private loans.

In August 2006, the Company established a $5.0 billion extendable commercial paper warehouse program for FFELP loans, under which it can issue one or more short-term extendable secured liquidity notes. As of June 30, 2008, no notes were outstanding under this warehouse program. As a result of the disruption of the credit markets, there is no market for the issuance of notes under this facility. Management believes it is currently unlikely a market will exist in the future.

The Company expects to access alternative sources of funding to originate new FFELP student loans, including the Department of Education’s Loan Participation Program (“Participation Program”), an existing facility with Union Bank and Trust Company (“Union Bank”), an entity under common control with the Company, and its $750 million unsecured operating line of credit.

On July 1, 2008, pursuant to HR 5715, the Department of Education announced terms under which it will offer to purchase FFELP student loans and loan participations from FFELP lenders. Under the Department’s Loan Purchase Commitment Program (“Purchase Program”), the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Lenders will have until September 30, 2009, to sell loans to the Department. Under the Participation Program, the Department will provide interim short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders will be charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program must be either refinanced by the lender or sold to the Department pursuant to the Purchase Program prior to its expiration on September 30, 2009. To be eligible for purchase or participation under the Department’s programs, loans must be FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, with eligible borrower benefits. The Company is in the process of completing and filing all relevant documents to participate in the Department of Education’s Participation Program and expects to utilize the Participation Program to fund a significant portion of its loan originations for the 2008-2009 academic year.

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day term upon termination of the participation certificate. As of June 30, 2008 and August 8, 2008, approximately $228.7 million and $56.4 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million. Loans participated under this agreement qualify as a sale pursuant to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

Asset-backed securitizations

Of the $27.5 billion of debt outstanding as of June 30, 2008, $24.4 billion was issued under term asset-backed securitizations. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market. As a result of the disruptions in the credit markets, the Company may not be able to issue asset-backed financings at rates historically achieved by the Company, at levels equal to or less than other financing agreements, or at levels otherwise considered beneficial to the Company. Accordingly, the Company’s operational and financial results may be negatively impacted. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction or remarketing procedure.

LIBOR based notes

As of June 30, 2008, the Company had $21.3 billion of notes issued under asset-backed securitizations that primarily reprice at a fixed spread to three month LIBOR and are structured to substantially match the maturity of the funded assets. These notes fund FFELP student loans that are predominantly set based on a spread to three month commercial paper. The three month LIBOR and three month commercial paper indexes have been highly correlated historically. Based on cash flows developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from these transactions will be approximately $1.4 billion. These cash flows consist of net spread and servicing and administrative revenue in excess of estimated cost.

Auction or remarketing based notes

The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" ("Auction Rate Securities") or through a remarketing utilizing broker-dealers and remarketing agents ("Variable Rate Demand Notes"). The Company is currently sponsor on approximately $1.9 billion of Auction Rate Securities and $0.9 billion of Variable Rate Demand Notes.

For Auction Rate Securities, investors and potential investors submit orders through a broker-dealer as to the principal amount of notes they wish to buy, hold, or sell at various interest rates. The broker-dealers submit their clients' orders to the auction agent, who then determines the clearing interest rate for the upcoming period. Interest rates on these Auction Rate Securities are reset periodically, generally every 7 to 35 days, by the auction agent or agents. During the first quarter of 2008, as part of the credit market crisis, several auction rate securities from various issuers failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. Since February 8, 2008, the Company’s Auction Rate Securities have failed in this manner. Under normal conditions, banks have historically stepped in when investor demand is weak. However, recently banks have been allowing these auctions to fail.

As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the commercial paper, governing documents, or indenture. While these rates will vary by the trust structure the notes were issued from as well as the class and rating of the security, they will generally be based on a spread to LIBOR, commercial paper, or Treasury Securities. Based on the relative levels of these indices as of June 30, 2008, the rates expected to be paid by the Company range from 91-day T-Bill plus 125 basis points, on the low end, to LIBOR plus 250 basis points on the high end.

During the three month period ended June 30, 2008, the Company paid favorable interest rates on the majority of its Auction Rate Securities as a result of the application of certain of these maximum rate auction provisions in the underlying documents for such financings. The Company does not expect this funding benefit on its Auction Rate Securities in future periods.

The Company cannot predict whether future auctions related to its Auction Rate Securities will be successful, but management believes it is likely auctions will continue to fail indefinitely. The Company is currently seeking alternatives for reducing its exposure to the auction rate market, but may not be able to achieve alternate financing for some or all of its Auction Rate Securities.

For Variable Rate Demand Notes, the remarketing agents set the price, which is then offered to investors. If there are insufficient potential bid orders to purchase all of the notes offered for sale, the Company could be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities. The maximum rate for Variable Rate Demand Notes is based on a spread to certain indexes as defined in the underlying documents, with the highest to the Company being Prime plus 200 basis points. Certain of the Variable Rate Demand Notes are secured by financial guaranty insurance policies issued by MBIA Insurance Corporation. These Variable Rate Demand Notes are currently experiencing reduced investor demand and certain of these securities have been put to the liquidity provider, Lloyds TSB Bank, at a cost ranging from Federal Funds plus 150 basis points to LIBOR plus 175 basis points.

Operating Lines of Credit

The Company uses its line of credit agreements primarily for general operating purposes, to fund certain asset and business acquisitions, and to repurchase stock under the Company’s stock repurchase program. The Company maintains a $750.0 million unsecured line of credit supported by various banking entities. At June 30, 2008, $450.0 million was outstanding under this line and $300.0 million was available for future uses. The $750.0 million line of credit terminates in May 2012. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary. As discussed previously, the Company may need to fund certain loans or provide equity funding support related to advance rates on its warehouse facilities. As of August 8, 2008, the Company has contributed $189.8 million in equity funding support to these facilities. The Company has funded these contributions primarily by advances on its operating line of credit. As of August 8, 2008, the Company has $450.0 million outstanding under this line of credit and $300.0 million available for future uses.

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

As of June 30, 2008, the Company was in compliance with all of these requirements and believes it has the ability to maintain the covenants in future periods. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP and private loan warehouses.

The Company’s operating line of credit does not have any covenants related to unsecured debt ratings. However, changes in the Company’s ratings (as well as the amounts the Company borrows) may have modest implications on the pricing level at which the Company obtains funding.

The Company also has a $725.0 million unsecured commercial paper program. Under the program, the Company may issue commercial paper for general corporate purposes. The maturities of the notes issued under this program will vary, but may not exceed 397 days from the date of issue. Notes issued under this program will bear interest at rates that will vary based on market conditions at the time of issuance. As of June 30, 2008, there were no borrowings outstanding on this line and $725.0 million of remaining authorization. The Company does not expect to be able to issue unsecured commercial paper in the near or intermediate future at a cost effective level relative to the Company’s unsecured line of credit.

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

Sources of Liquidity

The following table details the Company’s primary sources of liquidity and the available capacity at June 30, 2008:

Sources of primary liquidity: (a)
Cash and cash equivalents (b)	$138,454
Unencumbered student loan assets	6,858
Unused unsecured line of credit (c)	300,000

Total sources of primary liquidity	$445,312

(a)	The sources of primary liquidity table above does not include the following items:

•
FFELP warehouse facility - On July 31, 2008, the Company did not renew the liquidity provisions of this facility. Accordingly, on July 31, 2008, the facility became a term facility with a final maturity date of May 9, 2010. No new student loan originations can be funded under this program.

•
Private loan warehouse facility - As of June 30, 2008, the Company has $90.2 million of capacity on this facility. However, in January 2008, the Company suspended originating private loans. As such, the capacity on this facility is not included in the above table. The Company’s private loan warehouse facility expires on March 14, 2009.

•
Extendible commercial paper warehouse program - The Company has $5.0 billion authorized for future issuance under this facility. As a result of the disruption of the credit markets, there is no market for the issuance of notes under this facility. Management believes it is unlikely a market will exist in the future.

•
Participation agreement - The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day term upon termination of the participation certificate. As of  June 30, 2008 and August 8, 2008, approximately $228.7 million and $56.4 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million. The Company does not include this participation agreement in the table above because the Company is limited to the amount they can participate under this facility by the amount of investments in the grantor trusts.

•
Department of Education’s Loan Participation Program - On July 1, 2008, pursuant to HR 5715, the Department of Education announced terms under which it will offer to purchase FFELP student loans and loan participations from FFELP lenders. Under the Participation Program, the Department will provide interim short-term liquidity to FFELP lenders by purchasing participation interest in pools of FFELP loans. FFELP lenders will be charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program must be either refinanced by the lender or sold to the Department prior to its expiration on September 30, 2009. To be eligible for purchase or participation under the Department’s program, loans must be FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, with eligible borrower benefits. The Company is in the process of completing and filing all relevant documents to participate in the Department’s program and expects to utilize the Participation Program to fund a significant portion of its loan originations for the 2008-2009 academic year.

•
Asset-backed security investments - As part of the Company’s issuance of asset-backed securitizations in March 2008 and May 2008, due to credit market conditions when these notes were issued, the Company purchased the Class B subordinated notes of $36 million (par value) and $41 million (par value), respectively. These notes are not included on the Company’s consolidated balance sheet. If the credit market conditions improve, the Company anticipates selling these notes to third parties. Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. Upon sale, these notes would be shown as “bonds and notes payable” on the Company’s consolidated balance sheet. Unless there is a significant market improvement, the Company believes the market value of such notes will be less than par value. The difference between the par value and market value would be recognized by the Company as interest expense over the life of the bonds.

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

(c)	As of August 8, 2008, the unused unsecured line of credit was $300.0 million.

Contractual Obligations

The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company’s contractual obligations as of June 30, 2008 were as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Bonds and notes payable	$27,530,237	2,227,217	390,173	513,847	24,399,000
Operating lease obligations	41,571	9,032	16,201	11,449	4,889
Other	7,675	7,355	320	—	—
Total	$27,579,483	2,243,604	406,694	525,296	24,403,889

As of June 30, 2008, the Company had a reserve of $7.9 million for uncertain income tax positions per the provisions of FIN 48. This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

The Company’s bonds and notes payable due in less than one year includes $2.0 billion of bonds and notes outstanding related to the Company’s FFELP warehouse facility. On July 31, 2008, the Company was unable to renew the liquidity provisions of this facility. Accordingly, as of July 31, 2008, the facility became a term facility with an outstanding balance of approximately $2.8 billion and a final maturity date of May 9, 2010.

The Company has commitments with its branding partners and forward flow lenders which obligate the Company to purchase loans originated under specific criteria, although the branding partners and forward flow lenders are typically not obligated to provide the Company with a minimum amount of loans. These commitments generally run for periods ranging from one to five years and are generally renewable. The Company has significant financing needs that it meets through the capital markets, including the debt and secondary markets. Since August 2007, these markets have experienced unprecedented disruptions, which are having an adverse impact on the Company’s earnings and financial condition. The Company cannot determine nor control the length of time or extent to which the capital markets will remain disrupted. Accordingly, the Company has the ability to exercise contractual rights to discontinue, suspend, or defer the acquisition of student loans in connection with its branding and forward flow relationships. Commitments to purchase loans under these arrangements are not included in the table above.

As a result of the Company’s recent acquisitions, the Company has certain contractual obligations or commitments as follows:

•
LoanSTAR Funding Group, Inc. (“LoanSTAR”) – As part of the agreement for the acquisition of the capital stock of LoanSTAR from the Greater Texas Foundation (“Texas Foundation”), the Company agreed to sell student loans in an aggregate amount sufficient to permit the Texas Foundation to maintain a portfolio of loans equal to no less than $200 million through October 2010. The sales price for such loans is the fair value mutually agreed upon between the Company and the Texas Foundation. To satisfy this obligation, the Company is obligated to sell loans to the Texas Foundation on a quarterly basis; however, the Foundation recently has chosen not to purchase such loans.

•
infiNET Integrated Solutions, Inc. (“infiNET”) – Stock price guarantee of $104.8375 per share on 95,380 shares of Class A Common Stock (less the greater of $41.9335 or the gross sales price such seller obtains from a sale of the shares occurring subsequent to February 28, 2011 as defined in the agreement) issued as part of the original purchase price. The obligation to pay this guaranteed stock price is due February 28, 2011 and is not included in the table above. Based upon the closing sale price of the Company’s Class A Common Stock as of June 30, 2008 of $11.23 per share, the Company’s obligation under this stock price guarantee would have been $6.0 million (($104.8375 - $41.9335) x 95,380 shares). Any cash paid by the Company in consideration of satisfying the guaranteed value of stock issued for this acquisition would be recorded by the Company as a reduction to additional paid-in capital.

•
5280 Solutions, Inc. – 258,760 shares of Class A Common Stock issued as part of the original purchase price is subject to a put option arrangement whereby during the 30-day period ending November 30, 2008, the holders may require the Company to repurchase all or part of the shares at a price of $37.10 per share. The value of this put option as of June 30, 2008 was $6.7 million and is included in “other” in the above table.

Dividends

In the first quarter of 2007, the Company began paying dividends of $0.07 per share on the Company’s Class A and Class B Common Stock which were paid quarterly through the first quarter of 2008. On May 21, 2008, the Company announced that it was temporarily suspending its quarterly dividend program. The Company will continue to evaluate its dividend policy, which is subject to future earnings, capital requirements, financial condition, and other factors.

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

Revenue Recognition

Student Loan Income – The Company recognizes student loan income as earned, net of amortization of loan premiums and deferred origination costs. Loan income is recognized based upon the expected yield of the loan after giving effect to borrower utilization of incentives such as principal reductions for timely payments (“borrower benefits”) and other yield adjustments. The estimate of the borrower benefits discount is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits. For competitive purposes, the Company frequently changes the borrower benefit programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the borrower benefit discount. Loan premiums, deferred origination costs, and borrower benefits are included in the carrying value of the student loan on the consolidated balance sheet and are amortized over the estimated life of the loan in accordance with SFAS No. 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The most sensitive estimate for loan premiums, deferred origination costs, and borrower benefits is the estimate of the constant prepayment rate (“CPR”). CPR is a variable in the life of loan estimate that measures the rate at which loans in a portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance. A number of factors can affect the CPR estimate such as the rate of consolidation activity and default rates. Should any of these factors change, the estimates made by management would also change, which in turn would impact the amount of loan premium and deferred origination cost amortization recognized by the Company in a particular period.

Other Fee-Based Income – Other fee-based income is primarily attributable to fees for providing services and the sale of lists and print products. Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. The Company’s service fees are determined based on written price quotations or service agreements having stipulated terms and conditions that do not require management to make any significant judgments or assumptions regarding any potential uncertainties. Revenue from the sale of lists and print products is generally earned and recognized, net of estimated returns, upon shipment or delivery.

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

Goodwill and Intangible Assets - Impairment Assessments

The Company reviews goodwill for impairment annually and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. The provisions of Statement 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. Actual future results may differ from those estimates.

The Company makes judgments about the recoverability of purchased intangible assets annually and whenever triggering events or changes in circumstances indicate that an other than temporary impairment may exist. Each quarter the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Assumptions and estimates about future values and remaining useful lives of the Company’s intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company’s business strategy and internal forecasts. Although the Company believes the historical assumptions and estimates used are reasonable and appropriate, different assumptions and estimates could materially impact the reported financial results.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

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

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of FSP 142-3 on its consolidated financial position, results of operations, and cash flows.

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

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of June 30, 2008		As of December 31, 2007
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$2,391,089	9.3%	$1,136,544	4.3%
Variable-rate loan assets	23,221,037	90.7	25,192,669	95.7
Total	$25,612,126	100.0%	$26,329,213	100.0%

Fixed-rate debt instruments	682,376	2.5%	689,476	2.5%
Variable-rate debt instruments	26,847,861	97.5	27,426,353	97.5
Total	$27,530,237	100.0%	$28,115,829	100.0%

FFELP student loans generally earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependant upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. The Company generally finances its student loan portfolio with variable-rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable-rate debt continues to decline. In these interest rate environments, the Company earns additional spread income that it refers to as fixed rate floor income. For the three and six months ended June 30, 2008, loan interest income includes approximately $9.9 million and $18.4 million of fixed rate floor income, respectively. For the three and six months ended June 30, 2007, loan interest income includes approximately $2.7 million and $6.2 million of fixed rate floor income, respectively.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that are earning fixed rate floor income as of June 30, 2008:

	Borrower/	Estimated	Balance of
Fixed	lender	variable	assets earning fixed-rate
interest	weighted	conversion	floor income as of
rate range	average yield	rate (a)	June 30, 2008 (b)

4.5 - 4.99%	4.88%	2.24%	$942
5.0 - 5.49%	5.09%	2.45%	1,046
5.5 - 5.99%	5.67%	3.03%	355,270
6.0 - 6.49%	6.19%	3.55%	425,480
6.5 - 6.99%	6.70%	4.06%	381,260
7.0 - 7.49%	7.17%	4.53%	132,967
7.5 - 7.99%	7.71%	5.07%	229,591
8.0 - 8.99%	8.16%	5.52%	532,306
> 9.0%	9.04%	6.40%	332,227
			$2,391,089

(a)	The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to variable rate.

(b)
As of June 30, 2008, the Company had $206.7 million of fixed rate debt that was used by the Company to hedge fixed-rate student loan assets. The weighted average interest rate paid by the Company on this debt as of June 30, 2008 was 6.17%.

The following table summarizes the outstanding derivative instruments as of June 30, 2008 used by the Company to hedge fixed-rate student loan assets.

			Weighted
			average fixed
	Notional		rate paid by
Maturity	Amount		the Company (a)

2009	$500,000		4.08%
2010	700,000		3.44
2011	500,000	(b)	3.57
2012	250,000	(c)	3.86
	$1,950,000		3.69%

(a)	For all interest rate derivatives for which the Company pays a fixed rate, the Company receives discrete three-month LIBOR.

(b)	$250.0 million notional amount of derivatives have an effective start date in the first quarter of 2010.

(c)	Derivatives have an effective start date in the first quarter 2009.

In April 2008 and May 2008, the Company entered into interest rate swaps with notional amounts of $200.0 million and $250.0 million which had forward-start dates of July 25, 2008 and June 25, 2008, respectively. The Company receives a fixed rate of 2.9805% and 3.693%, respectively, and pays discrete three-month LIBOR. These trades offset $450.0 million of fixed rate swaps previously entered into by the Company (included in the above table) and were executed in order to maintain the Company’s desired hedge ratio.

As of June 30, 2008, the Company had $3.9 billion of student loan assets that were earning variable-rate floor income. For the three and six months ended June 30, 2008, loan interest income includes approximately $21.9 million and $40.7 million of variable-rate floor income, respectively. The Company earned no variable-rate floor income during the first six months of 2007. As discussed previously, because the borrower rate resets on these loans on July 1, 2008, unless there is a decrease in short-term interest rates prior to the next borrower reset date, the Company will no longer earn variable-rate floor income on these loans.

The Company had outstanding interest rate derivatives with a notional amount of $1.95 billion to hedge a portion of its student loans earning variable-rate floor income. These derivatives terminated on June 30, 2008. The Company paid total settlements on these derivatives of $7.2 million and $10.0 million during the three and six months ended June 30, 2008, respectively.

The Company is exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding. The Company attempts to match the interest rate characteristics of certain pools of loan assets with debt instruments of substantially similar characteristics. Due to the variability in duration of the Company’s assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities together with the Company's outlook as to current and future market conditions. Based on those factors, the Company uses derivative instruments as part of its overall risk management strategy. Derivative instruments used as part of the Company's interest rate risk management strategy currently include interest rate swaps, basis swaps, and cross-currency swaps.

The following table presents the Company’s student loan assets and related funding arranged by underlying indices as of June 30, 2008:

Index (e)	Frequency of Variable Resets	Assets	Debt outstanding that funded student loan assets (a)

3 month H15 financial commercial paper (b)	Daily	$23,962,096	—
3 month Treasury bill	Varies	1,370,077	—
Private student loans		279,953	—
3 month LIBOR (c)	Quarterly	—	21,339,035
Auction-rate or remarketing	Varies	—	2,841,245
Asset-backed commercial paper	Varies	—	2,146,012
Fixed rate		—	207,376
Other (d)		921,542	—
		$26,533,668	26,533,668

(a)
During 2007, the Company entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of June 30, 2008:

	Notional Amount
Maturity	Effective date in second quarter 2007	Effective date in third quarter 2007	Effective date in second quarter 2008	Effective date in third quarter 2008	Total

2008	$1,000,000	2,000,000	—	—	3,000,000
2009	2,000,000	4,000,000	—	3,000,000	9,000,000
2010	500,000	2,000,000	2,000,000	1,000,000	5,500,000
2011	—	2,700,000	—	—	2,700,000
2012	—	1,000,000	800,000	1,600,000	3,400,000

	$3,500,000	11,700,000	2,800,000	5,600,000	23,600,000

(b)	The Company’s FFELP student loans earn interest based on the daily average H15 financial commercial paper calculated on a fiscal quarter.

(c)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR index to 3 month LIBOR. As a result, these notes are reflected in the 3 month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

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

Financial Statement Impact of Derivative Instruments

The Company accounts for its derivative instruments in accordance with SFAS No. 133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company’s derivatives are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of operations and resulted in income of $11.5 million and $47.5 million for the three and six months ended June 30, 2008, respectively, and income of $16.7 million and $20.3 million for the three and six months ended June 30, 2007, respectively.

The following summarizes the derivative settlements included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Interest rate swaps - loan portfolio	$(7,842)	1,977	(11,019)	4,872
Basis swaps - loan portfolio	5,148	—	45,605	—
Interest rate swaps - other (a)	—	5,657	—	10,321
Cross-currency interest rate swaps	7,131	(2,438)	10,614	(5,757)

Derivative settlements received, net	$4,437	5,196	45,200	9,436

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

The net effect of the offsetting derivatives discussed above was to lock in a series of future income streams on underlying trades through their respective maturity dates. The net settlements on these derivatives are included in “interest rate swaps - other.” In August 2007, the Company terminated these derivatives for net proceeds of $50.8 million.

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

	Three months ended June 30, 2008
	Change from decrease of 100 basis points		Change from increase of 100 basis points		Change from increase of 200 basis points

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$10,566	17.1%	(10,566)	(17.1)%	(21,132)	(34.1)%
Impact of derivative settlements	(8,492)	(13.7)	8,492	13.7	16,984	27.4
Increase (decrease) in net income before taxes	$2,074	3.4%	(2,074)	(3.4)%	(4,148)	(6.7)%
Increase (decrease) in basic and diluted earning per share	$0.03		(0.03)		(0.06)

	Three months ended June 30, 2007
	Change from decrease of 100 basis points		Change from increase of 100 basis points		Change from increase of 200 basis points

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Effect on earnings:
Increase in pre-tax net income before impact of derivative settlements	$6,519	21.1%	535	1.7%	2,192	7.1%
Impact of derivative settlements	(1,932)	(6.3)	1,932	6.3	3,864	12.5
Increase in net income before taxes	$4,587	14.8%	2,467	8.0%	6,056	19.6%
Increase in basic and diluted earning per share	$0.06		0.03		0.07

	Six months ended June 30, 2008
	Change from decrease of 100 basis points		Change from increase of 100 basis points		Change from increase of 200 basis points

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$22,151	56.4%	(22,151)	(56.4)%	(42,560)	(108.4)%
Impact of derivative settlements	(14,785)	(37.6)	14,785	37.6	29,570	75.3
Increase (decrease) in net income before taxes	$7,366	18.8%	(7,366)	(18.8)%	(12,990)	(33.1)%
Increase (decrease) in basic and diluted earning per share	$0.10		(0.10)		(0.18)

	Six months ended June 30, 2007
	Change from decrease of 100 basis points		Change from increase of 100 basis points		Change from increase of 200 basis points

	Dollar	Percent	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Effect on earnings:
Increase in pre-tax net income before impact of derivative settlements	$10,733	19.7%	3,558	6.5%	9,357	17.1%
Impact of derivative settlements	(3,843)	(7.1)	3,843	7.1	7,686	14.1
Increase in net income before taxes	$6,890	12.6%	7,401	13.6%	17,043	31.2%
Increase in basic and diluted earning per share	$0.08		0.09		0.21

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

For the three and six months ended June 30, 2008, the Company recorded income of $4.4 million and an expense of $88.5 million, respectively, as a result of re-measurement of the Euro Notes and a loss of $2.4 million and income of $91.7 million, respectively, for the change in the fair value of the related derivative instrument. For the three and six months ended June 30, 2007, the Company recorded expense of $11.3 million and $25.0 million, respectively, as a result of the re-measurement of the Euro Notes and income of $28.5 million and $36.2 million, respectively, for the change in the fair value of the related derivative instrument. Both of these amounts are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of operations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General

The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters principally consist of claims by student loan borrowers disputing the manner in which their student loans have been processed and disputes with other business entities. On the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company’s management that the disposition or ultimate determination of these claims, lawsuits, and proceedings will not have a material adverse effect on the Company’s business, financial position, or results of operations.

Municipal Derivative Bid Practices Investigation

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, on February 8, 2008, Shockley Financial Corp. (“SFC”), an indirect wholly owned subsidiary of the Company with two associates that provides investment advisory services for the investment of proceeds from the issuance of municipal and corporate bonds, received a grand jury subpoena issued by the U.S. District Court for the Southern District of New York upon application of the Antitrust Division of the U.S. Department of Justice. The subpoena seeks certain information and documents from SFC in connection with the Department of Justice’s ongoing criminal investigation of the bond industry with respect to possible anti-competitive practices related to awards of guaranteed investment contracts (“GICs”) and other products for the investment of proceeds from bond issuances. The Company and SFC are cooperating with the investigation.

In addition, on March 5, 2008, SFC received a subpoena from the Securities and Exchange Commission (the “SEC”) related to an ongoing industry-wide investigation concerning the bidding of municipal GICs. The subpoena seeks certain information and documents from SFC relating to its GIC business. The Company and SFC are cooperating with the investigation.

On or about June 6, 2008, SFC received a subpoena from the New York Attorney General (the “NYAG”) relating to the NYAG’s investigation concerning the bidding of municipal GICs and possible violations of various state and federal laws. The subpoena seeks certain information and documents from SFC relating to its GIC business. The Company and SFC are cooperating with the investigation.

On or about June 12, 2008, SFC received a subpoena from the Florida Attorney General (the “FLAG”) relating to the FLAG’s investigation concerning the bidding of municipal GICs and possible violations of various state and federal laws. The subpoena seeks certain information and documents from SFC relating to its GIC business. The Company and SFC are cooperating with the investigation.

SFC has also been named as a defendant in a total of eight substantially identical purported class action lawsuits. In each of the lawsuits, a large number of financial institutions and financial service providers, including SFC, are named as defendants. The complaints allege that the defendants engaged in a conspiracy not to compete and to fix prices and rig bids for municipal derivatives (including GICs) sold to issuers of municipal bonds. All the complaints assert claims for violations of Section 1 of the Sherman Act and fraudulent concealment, and three complaints also assert claims for unfair competition and violation of the California Cartwright Act. On June 16, 2008, the United States Judicial Panel on Multidistrict Litigation issued an order transferring the cases then before it to the U.S. District Court for the Southern District of New York which consolidated several cases under the caption Hinds County, Mississippi v. Wachovia Bank, N.A. et al. SFC intends to vigorously contest these purported class action lawsuits.

SFC, the Company, or other subsidiaries of the Company may receive subpoenas from other regulatory agencies. Due to the preliminary nature of these matters as to SFC, the Company is unable to predict the ultimate outcome of the investigations or the class action lawsuits.

Industry Investigations

On January 11, 2007, the Company received a letter from the NYAG requesting certain information and documents from the Company in connection with the NYAG’s investigation into preferred lender list activities. Since January 2007, a number of state attorneys general, including the NYAG, and the U.S. Senate Committee on Health, Education, Labor, and Pensions also announced or are reportedly conducting broad inquiries or investigations of the activities of various participants in the student loan industry, including activities which may involve perceived conflicts of interest. A focus of the inquiries or investigations has been on any financial arrangements among student loan lenders and other industry participants which may facilitate increased volumes of student loans for particular lenders. Like many other student loan lenders, the Company received requests for information from certain state attorneys general and the Chairman of the U.S. Senate Committee on Health, Education, Labor, and Pensions in connection with their inquiries or investigations. In addition, the Company received subpoenas for information from the NYAG, the New Jersey Attorney General, and the Ohio Attorney General. In each case the Company is cooperating with the requests and subpoenas for information that it has received.

On July 31, 2007, the Company announced that it had agreed with the NYAG to adopt the NYAG’s Code of Conduct, which is substantially similar to the Company's previously adopted Nelnet Student Loan Code of Conduct. As part of the agreement, the Company agreed to contribute $2.0 million to a national fund for educating high school seniors and their parents regarding the financial aid process.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors described in Nelnet’s Annual Report on Form 10-K for the year ended December 31, 2007 in response to Item 1A of Part I of such Form 10-K except as set forth below.

The Company faces liquidity risks associated with financing student loan originations and acquisitions.

The Company’s primary funding needs are those required to finance its student loan portfolio and satisfy its cash requirements for new student loan originations and acquisitions. In general, the amount, type, and cost of the Company’s funding, including securitization and unsecured financing from the capital markets and borrowings from financial institutions, have a direct impact on the Company’s operating expenses and financial results and can limit the Company’s ability to grow its student loan assets. The Company has historically relied upon secured financing vehicles as its most significant source of funding for student loans. The Company’s primary secured financing vehicles have been loan warehouse facilities and asset-backed securitizations.

As previously disclosed, with respect to the Company’s loan warehouse facilities and asset-backed securitizations, the recent unprecedented disruptions in the credit markets have had and may continue to have an adverse impact on the cost and availability of financing for the Company’s student loan portfolios and, as a result, have had and may continue to have an adverse impact on the Company’s results of operations and financial condition. Such adverse credit market conditions may continue or worsen in the future.

Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. The majority of the Company’s operating and warehouse financings are provided by third parties, over which it has limited control. Current conditions in the debt markets have resulted in reduced liquidity and increased credit risk premiums for most market participants. These conditions can increase the cost and reduce the availability of debt in the capital markets. If warehouse financing sources are unavailable, the Company may be unable to meet its financial commitments to schools, branding partners, or forward flow lenders when due unless the Company is able to find alternative funding mechanisms. The Company attempts to mitigate the impact of debt market disruptions by obtaining adequate committed and uncommitted facilities from a variety of reliable sources. There can be no assurance, however, that the Company will be successful in these efforts, that such facilities will be adequate, or that the cost of debt will allow the Company to operate at profitable levels.

The Company has historically relied upon a multi-seller bank provided conduit warehouse to fund the origination and acquisition of FFELP student loans. The facility for FFELP loans, which terminates in May 2010, was supported by 364-day liquidity which was up for renewal on May 9, 2008. The Company obtained an extension on this renewal until July 31, 2008. On July 31, 2008, the Company did not renew the liquidity provisions of this facility. Accordingly, as of July 31, 2008, the facility became a term facility with an outstanding balance of approximately $2.8 billion and a final maturity of May 9, 2010. The FFELP warehouse facility has a provision requiring the Company to refinance or remove 75% of the pledged collateral on an annual basis. Therefore the Company must refinance or remove approximately $900 million of loans by May 2009 to satisfy this provision.

The Company expects to access alternative sources of funding to originate new FFELP student loans, including the Department of Education’s Loan Participation Program (“Participation Program”), an existing facility with Union Bank and Trust Company (“Union Bank”), an entity under common control with the Company, and the Company’s $750 million unsecured operating line of credit.

On July 1, 2008, pursuant to HR 5715, the Department of Education announced terms under which it will offer to purchase FFELP student loans and loan participations from FFELP lenders. Under the Department’s Loan Purchase Commitment Program (“Purchase Program”), the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Lenders will have until September 30, 2009, to sell loans to the Department. Under the Participation Program, the Department will provide interim short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders will be charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program must be either refinanced by the lender or sold to the Department pursuant to the Purchase Program prior to its expiration on September 30, 2009. To be eligible for purchase or participation under the Department’s programs, loans must be FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, with eligible borrower benefits. The Company is in the process of completing and filing all relevant documents to participate in the Department of Education’s Participation Program and expects to utilize the Participation Program to fund a significant portion of its loan originations for the 2008-2009 academic year.

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company, participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day term upon termination of the participation certificate. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million.

There can be no assurance the Participation Program, the FFELP Participation Agreement, or the Company’s unsecured line of credit will be adequate to fund the Company’s origination and acquisition obligations. As such, the Company’s ability to originate and acquire student loans would be limited or could be eliminated.

The Company has historically used its warehouse facilities to pool student loans in order to maximize loan portfolio characteristics for efficient financing and to properly time market conditions for movement of the loans into an asset-backed securitization. The Company has historically relied upon, and expects to continue to rely upon, asset-backed securitizations as its most significant source of funding for student loans on a long-term basis. If this market continues to experience difficulties or worsen, the Company may be unable to securitize its student loans or to do so on favorable terms, including pricing. A number of factors could make such securitization more difficult, more expensive, or unavailable on any terms, including, but not limited to, financial results and losses, changes within the Company’s organization, specific events that have an adverse impact on the Company’s reputation, changes in the activities of the Company’s business partners, disruptions in the capital markets, specific events that have an adverse impact on the financial services industry, counter-party availability, changes affecting the Company’s assets, the Company’s corporate and regulatory structure, interest rate fluctuations, ratings agencies’ actions, general economic conditions, and the legal, regulatory, accounting, and tax environments governing the Company’s funding transactions. In addition, the Company’s ability to raise funds is strongly affected by the general state of the United States and world economies, and may become increasingly difficult due to economic and other factors. If the Company were unable to continue to securitize student loans on favorable terms, it could use alternative funding sources including the purchase program to meet liquidity needs; however, such alternatives may result in the sale of loans by the Company and a loss of the accompanying servicing rights. If the Company is unable to find cost-effective and stable funding alternatives, its funding capabilities and liquidity would be negatively impacted and its cost of funds could increase, adversely affecting the Company’s results of operations. In addition, the Company’s ability to originate and acquire student loans would be limited or could be eliminated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the second quarter of 2008 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs (2) (3)	or programs (4)

April 1 - April 30, 2008	11,358	$12.81	11,358	7,478,139
May 1 - May 31, 2008	1,162	13.83	1,162	7,390,551
June 1 - June 30, 2008	1,474	11.99	1,474	7,871,390
Total	13,994	$12.80	13,994

(1)
The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below; and (ii) shares purchased pursuant to the 2006 ESLP discussed in footnote (3) below, of which there were none for the months of April, May, or June 2008. Shares of Class A common stock purchased pursuant to the 2006 Plan included (i) 3,388 shares, 1,162 shares, and 1,474 shares in April, May, and June, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares, and (ii) 7,970 shares purchased in April 2008 from employees upon cancellation of loans associated with shares originally acquired pursuant to the 2006 ESLP.

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

As of	Maximum number of shares that may yet be purchased under the 2006 Plan (A)	Approximate dollar value of shares that may yet be purchased under the 2006 ESLP (B)	Closing price on the last trading day of the Company's Class A Common Stock (C)	(B / C) Approximate number of shares that may yet be purchased under the 2006 ESLP (D)	(A + D) Approximate number of shares that may yet be purchased under the 2006 Plan and 2006 ESLP
April 30, 2008	4,628,256	36,450,000	12.79	2,849,883	7,478,139
May 31, 2008	4,627,094	36,450,000	13.19	2,763,457	7,390,551
June 30, 2008	4,625,620	36,450,000	11.23	3,245,770	7,871,390

Working capital and dividend restrictions/limitations

The Company’s credit facilities, including its revolving line of credit which is available through May of 2012, impose restrictions on the Company’s minimum consolidated net worth, the ratio of the Company’s Adjusted EBITDA to corporate debt interest, the indebtedness of the Company's subsidiaries, and the ratio of Non-FFELP loans to all loans in the Company's portfolio. In addition, trust indentures and other financing agreements governing debt issued by the Company's education lending subsidiaries may have general limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of shareholders held on May 22, 2008, the following proposals were submitted to a vote of shareholders and were approved by the margins indicated:

1.
To elect nine directors to serve on the Company’s Board of Directors for one-year terms or until their successors are elected and qualified. All directors seeking election were in attendance at the annual meeting.

	Number of Shares
	Votes For	Votes Against	Abstain
James P. Abel	149,084,383	1,000,456	107,672
Stephen F. Butterfield	149,907,990	186,362	98,158
Michael S. Dunlap	149,157,652	936,646	98,213
Kathleen A. Farrell	149,150,104	935,965	106,442
Thomas E. Henning	149,158,969	925,302	108,240
Brian J. O'Connor	149,155,801	928,320	108,390
Kimberly K. Rath	149,156,683	927,092	108,736
Michael D. Reardon	149,881,696	202,574	108,240
James H. Van Horn	149,965,815	120,736	105,960

2.	To ratify the appointment of KPMG LLP as independent auditors for 2008.

Number of Shares
Votes For	Votes Against	Abstain
149,965,815	120,736	105,960

3.
To approve an amendment to the Directors Stock Compensation Plan to increase the authorized number of shares of Class A common stock that may be issued under the plan from a total of 100,000 shares to a total of 400,000 shares.

Number of Shares
Votes For	Votes Against	Abstain
145,532,849	1,073,119	111,764

A shareholder proposal described in the Company’s proxy statement for the meeting was not properly introduced at the meeting by the shareholder, and thus was not submitted to a vote of shareholders.

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

4.3
Indenture of Trust by and between Nelnet Student Loan Trust 2008-4 and Zions First National Bank, dated as of May 1, 2008, filed as Exhibit 4.1 to Nelnet Student Loan Trust 2008-4’s Current Report on Form 8-K filed on May 23, 2008 and incorporated herein by reference.

10.1+
Nelnet, Inc. Directors Stock Compensation Plan, as amended through April 18, 2008, filed as Exhibit 99.1 to Nelnet, Inc.’s Registration Statement on Form S-8 filed on June 27, 2008 and incorporated herein by reference.

10.2*
Seventh Amendment of Amended and Restated Participation Agreement, dated as of July 1, 2008 by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a/ NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.).

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

NELNET, INC.

Date: August 11, 2008	By:	/s/ MICHAEL S. DUNLAP
	Name:	Michael S. Dunlap
	Title:	Chairman and Chief Executive Officer

	By:	/s/ TERRY J. HEIMES
	Name:	Terry J. Heimes
	Title:	Chief Financial Officer