Form 10-Q
period 2008-09-30
NELNET INC
filed 2008-11-10
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2008, there were 37,998,182 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,058,604 shares of Class A Common Stock held by a wholly owned subsidiary).

NELNET, INC.
FORM 10-Q
INDEX
September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	66

Item 4. Controls and Procedures	72

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	72

Item 1A. Risk Factors	74

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	77

Item 6. Exhibits	79

Signatures	80

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	As of	As of
	September 30, 2008	December 31, 2007
	(unaudited)
Assets:
Student loans receivable (net of allowance for loan losses of $49,070 and $45,592, respectively)	$26,376,269	26,736,122
Cash and cash equivalents:
Cash and cash equivalents — not held at a related party	16,062	38,305
Cash and cash equivalents — held at a related party	308,945	73,441

Total cash and cash equivalents	325,007	111,746
Restricted cash and investments	1,082,015	927,247
Restricted cash — due to customers	47,859	81,845
Accrued interest receivable	530,102	593,322
Accounts receivable, net	49,204	49,084
Goodwill	175,178	164,695
Intangible assets, net	83,565	112,830
Property and equipment, net	43,629	55,797
Other assets	102,446	107,624
Fair value of derivative instruments	154,741	222,471

Total assets	$28,970,015	29,162,783

Liabilities:
Bonds and notes payable	$28,004,835	28,115,829
Accrued interest payable	92,112	129,446
Other liabilities	192,550	220,899
Due to customers	47,859	81,845
Fair value of derivative instruments	22,929	5,885

Total liabilities	28,360,285	28,553,904

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 37,994,332 shares as of September 30, 2008 and 37,980,617 shares as of December 31, 2007	380	380
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,495,377 shares as of September 30, 2008 and December 31, 2007	115	115
Additional paid-in capital	101,757	96,185
Retained earnings	509,524	515,317
Employee notes receivable	(2,046)	(3,118)

Total shareholders’ equity	609,730	608,879

Commitments and contingencies
Total liabilities and shareholders’ equity	$28,970,015	29,162,783

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Interest income:
Loan interest	$284,468	437,251	911,140	1,251,391
Investment interest	9,118	21,023	29,914	61,231

Total interest income	293,586	458,274	941,054	1,312,622
Interest expense:
Interest on bonds and notes payable	234,016	393,875	791,621	1,112,263

Net interest income	59,570	64,399	149,433	200,359
Less provision for loan losses	7,000	18,340	18,000	23,628

Net interest income after provision for loan losses	52,570	46,059	131,433	176,731

Other income (expense):
Loan and guaranty servicing income	30,633	33,040	81,650	95,116
Other fee-based income	45,887	38,025	132,617	116,316
Software services income	4,217	5,426	15,865	17,022
Other income	1,242	7,028	4,298	14,048
Gain (loss) on sale of loans	—	492	(47,426)	3,288
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	6,874	16,113	10,468	18,966

Total other income	88,853	100,124	197,472	264,756

Operating expenses:
Salaries and benefits	44,739	60,545	142,131	182,010
Other operating expenses:
Impairment expense	—	49,504	18,834	49,504
Advertising and marketing	18,388	14,141	50,734	43,590
Depreciation and amortization	10,781	15,084	32,218	36,741
Professional and other services	10,963	9,336	27,548	28,219
Occupancy and communications	4,194	5,931	14,949	16,182
Postage and distribution	3,026	4,123	9,586	14,266
Trustee and other debt related fees	2,423	3,337	7,277	8,965
Other	9,155	11,444	27,151	35,843

Total other operating expenses	58,930	112,900	188,297	233,310

Total operating expenses	103,669	173,445	330,428	415,320

Income (loss) before income taxes	37,754	(27,262)	(1,523)	26,167
Income tax expense (benefit)	13,969	(10,664)	1,793	9,906

Income (loss) from continuing operations	23,785	(16,598)	(3,316)	16,261
Income (loss) from discontinued operations, net of tax	—	909	981	(2,416)

Net income (loss)	$23,785	(15,689)	(2,335)	13,845

Earnings (loss) per share, basic and diluted:
Income (loss) from continuing operations	0.48	(0.34)	(0.07)	0.32
Income (loss) from discontinued operations	—	0.02	0.02	(0.04)

Net income (loss)	$0.48	(0.32)	(0.05)	0.28

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except share data)
(unaudited)

										Accumulated
	Preferred				Class A	Class B	Additional		Employee	other	Total
	stock	Common stock shares		Preferred	common	common	paid-in	Retained	notes	comprehensive	shareholders’
	shares	Class A	Class B	stock	stock	stock	capital	earnings	receivable	income	equity

Balance as of June 30, 2007	—	37,661,381	11,495,377	$—	377	115	94,473	518,910	(2,697)	—	611,178

Comprehensive income:
Net loss	—	—	—	—	—	—	—	(15,689)	—	—	(15,689)

Total comprehensive income (loss)											(15,689)
Cash dividend on Class A and Class B common stock — $0.07 per share	—	—	—	—	—	—	—	(3,453)	—	—	(3,453)
Reserve for uncertain income tax provisions	—	—	—	—	—	—	2,519	—	—	—	2,519
Issuance of common stock, net of forfeitures	—	514,782	—	—	5	—	1,408	—	(225)	—	1,188
Compensation expense for stock-based awards	—	—	—	—	—	—	1,575	—	—	—	1,575
Repurchase of common stock	—	(239,124)	—	—	(3)	—	(5,422)	—	—	—	(5,425)

Balance as of September 30, 2007	—	37,937,039	11,495,377	$—	379	115	94,553	499,768	(2,922)	—	591,893

Balance as of June 30, 2008	—	37,952,246	11,495,377	$—	380	115	99,854	485,739	(2,046)	—	584,042
Comprehensive income:
Net income	—	—	—	—	—	—	—	23,785	—	—	23,785

Total comprehensive income											23,785
Issuance of common stock, net of forfeitures	—	49,650	—	—	1	—	960	—	—	—	961
Compensation expense for stock based awards	—	—	—	—	—	—	1,045	—	—	—	1,045
Repurchase of common stock	—	(7,564)	—	—	(1)	—	(102)	—	—	—	(103)

Balance as of September 30, 2008	—	37,994,332	11,495,377	$—	380	115	101,757	509,524	(2,046)	—	609,730

Balance as of December 31, 2006	—	39,035,169	13,505,812	$—	390	135	177,678	496,341	(2,825)	131	671,850

Comprehensive income:
Net income	—	—	—	—	—	—	—	13,845	—	—	13,845
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	—	—	(322)	(322)
Non-pension postretirement benefit plan	—	—	—	—	—	—	—	—	—	191	191

Total comprehensive income											13,714
Cash dividend on Class A and Class B common stock — $0.21 per share	—	—	—	—	—	—	—	(10,357)	—	—	(10,357)
Adjustment to adopt provisions of FASB Interpretation No. 48	—	—	—	—	—	—	—	(61)	—	—	(61)
Reserve for uncertain income tax provisions	—	—	—	—	—	—	2,519	—	—	—	2,519
Issuance of common stock, net of forfeitures	—	667,055	—	—	7	—	4,627	—	(225)	—	4,409
Compensation expense for stock based awards	—	—	—	—	—	—	3,105	—	—	—	3,105
Repurchase of common stock	—	(3,301,194)	—	—	(33)	—	(80,874)	—	—	—	(80,907)
Conversion of common stock	—	2,010,435	(2,010,435)	—	20	(20)	—	—	—	—	—
Acquisition of enterprise under common control	—	(474,426)	—	—	(5)	—	(12,502)	—	—	—	(12,507)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	128	—	128

Balance as of September 30, 2007	—	37,937,039	11,495,377	$—	379	115	94,553	499,768	(2,922)	—	591,893

Balance as of December 31, 2007	—	37,980,617	11,495,377	$—	380	115	96,185	515,317	(3,118)	—	608,879
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(2,335)	—	—	(2,335)

Total comprehensive income (loss)											(2,335)
Cash dividend on Class A and Class B common stock — $0.07 per share	—	—	—	—	—	—	—	(3,458)	—	—	(3,458)
Issuance of common stock, net of forfeitures	—	83,337	—	—	1	—	2,033	—	—	—	2,034
Compensation expense for stock based awards	—	—	—	—	—	—	4,308	—	—	—	4,308
Repurchase of common stock	—	(69,622)	—	—	(1)	—	(769)	—	—	—	(770)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	1,072	—	1,072

Balance as of September 30, 2008	—	37,994,332	11,495,377	$—	380	115	101,757	509,524	(2,046)	—	609,730

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2008	2007

Net income (loss)	$(2,335)	13,845
Income (loss) from discontinued operations	981	(2,416)

Income (loss) from continuing operations	(3,316)	16,261
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization, including loan premiums and deferred origination costs	107,944	223,552
Derivative market value adjustment	72,399	(93,031)
Foreign currency transaction adjustment	(40,360)	79,020
Change in value of put options issued in business acquisitions	3,483	2,145
Proceeds from termination of derivative instruments	15,403	50,843
Payments to terminate derivative instruments	(3,679)	(8,100)
Impairment expense	18,834	49,504
Loss on sale of business	—	8,132
Gain on sale of equity method investment	—	(3,942)
Loss (gain) on sale of student loans	47,426	(3,288)
Non-cash compensation expense	5,670	4,595
Deferred income tax benefit	(23,979)	(30,374)
Provision for loan losses	18,000	23,628
Other non-cash items	1,258	(2,900)
Decrease (increase) in accrued interest receivable	63,220	(125,929)
Decrease (increase) in accounts receivable	445	(7,045)
Decrease in other assets	13,928	7,450
(Decrease) increase in accrued interest payable	(37,334)	64,812
(Decrease) increase in other liabilities	(1,765)	19,785

Net cash flows from operating activities — continuing operations	257,577	275,118
Net cash flows from operating activities — discontinued operations	—	(3,558)

Net cash provided by operating activities	257,577	271,560

Cash flows from investing activities, net of business acquisitions:
Originations, purchases, and consolidations of student loans, including loan premiums and deferred origination costs	(2,368,229)	(4,509,308)
Purchases of student loans, including loan premiums, from a related party	(212,888)	(232,769)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	1,538,134	1,740,351
Proceeds from sale of student loans	1,267,826	107,673
Purchases of property and equipment, net	(5,094)	(18,375)
(Increase) decrease in restricted cash and investments, net	(154,768)	316,415
Purchases of equity method investments	(2,988)	—
Distributions from equity method investments	—	747
Sale of business, net of cash sold	—	7,551
Business acquisitions, net of cash acquired	(18,000)	2,211
Proceeds from sale of equity method investment	—	10,000

Net cash flows from investing activities — continuing operations	43,993	(2,575,504)
Net cash flows from investing activities — discontinued operations	—	(294)

Net cash provided by (used in) investing activities	43,993	(2,575,798)

Cash flows from financing activities:
Payments on bonds and notes payable	(5,328,782)	(4,496,077)
Proceeds from issuance of bonds and notes payable	5,225,548	7,022,018
Proceeds (payments) from issuance of notes payable due to a related party, net	32,790	(56,917)
Payments of debt issuance costs	(14,778)	(13,951)
Dividends paid	(3,458)	(10,357)
Payment on settlement of put option	—	(15,875)
Proceeds from issuance of common stock	566	1,231
Repurchases of common stock	(770)	(75,504)
Payments received on employee stock notes receivable	575	128

Net cash flows (used in) provided by financing activities — continuing operations	(88,309)	2,354,696
Net cash flows from financing activities — discontinued operations	—	—

Net cash (used in) provided by financing activities	(88,309)	2,354,696

Effect of exchange rate fluctuations on cash	—	548

Net increase in cash and cash equivalents	213,261	51,006

Cash and cash equivalents, beginning of period	111,746	106,086

Cash and cash equivalents, end of period	$325,007	157,092

Supplemental disclosures of cash flow information:
Interest paid	$814,469	920,966

Income taxes paid, net of refunds	$24,302	20,908

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2008 and for the three months and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)
1. Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2007 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain amounts from 2007 have been reclassified to conform to the current period presentation.
2. Discontinued Operations
On May 25, 2007, the Company sold EDULINX Canada Corporation (“EDULINX”), a Canadian student loan service provider and a subsidiary of the Company, for initial proceeds of $19.0 million. The Company recognized an initial net loss of $9.0 million related to this transaction. During the three months ended June 30, 2008, the Company earned $2.0 million ($1.0 million net of tax) in additional consideration as a result of the sale of EDULINX. This payment represented contingent consideration earned by the Company based on EDULINX meeting certain performance measures. As a result of the sale of EDULINX, the results of operations for EDULINX, including the contingent payment earned in 2008, are reported as discontinued operations in the accompanying consolidated statements of operations.
The components of income (loss) from discontinued operations are presented below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating income of discontinued operations	$—	—	—	9,278
Income tax on operations	—	—	—	(3,562)
Gain (loss) on disposal	—	(6)	1,966	(8,157)
Income tax on disposal	—	915	(985)	25

Income (loss) from discontinued operations, net of tax	$—	909	981	(2,416)

The following operations of EDULINX have been segregated from continuing operations and reported as discontinued operations through the date of disposition. Interest expense was not allocated to EDULINX and, therefore, all of the Company’s interest expense is included within continuing operations.

Nine months ended
September 30, 2007

Net interest income	$124
Other income	31,511
Operating expenses	(22,357)

Income before income taxes	9,278
Income tax expense	3,562

Operating income of discontinued operations, net of tax	$5,716

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
3. Restructuring Charges
Legislative Impact
On September 6, 2007, the Company announced a strategic initiative to create efficiencies and lower costs in advance of the enactment of the College Cost Reduction and Access Act of 2007, which impacted the Federal Family Education Loan Program (the “FFEL Program” or “FFELP”) in which the Company participates. In anticipation of the federally driven cuts to the student loan programs, management initiated a variety of strategies to modify the Company’s student loan business model, including lowering the cost of student loan acquisition, creating efficiencies in the Company’s asset generation business, and decreasing operating expenses through a reduction in workforce and realignment of operating facilities. Implementation of the plan began immediately and was completed as of December 31, 2007. As a result of these strategic decisions, the Company recorded restructuring charges of $15.0 million and $5.3 million in the third and fourth quarters of 2007, respectively, and income of $0.2 million in the first quarter of 2008 to recognize adjustments from initial estimates.
Information related to the remaining restructuring accrual, which is included in “other liabilities” on the consolidated balance sheet, follows:

	Employee
	termination	Lease
	benefits	terminations	Total

Restructuring accrual as of December 31, 2007	$1,193	3,682	4,875

Adjustment from initial estimated charges	(191)	—	(191)

Cash payments	(868)	(358)	(1,226)

Restructuring accrual as of March 31, 2008	134	3,324	3,458

Cash payments	(134)	(45)	(179)

Restructuring accrual as of June 30, 2008	—	3,279	3,279

Cash payments	—	(259)	(259)

Restructuring accrual as of September 30, 2008	$—	3,020	3,020

Capital Markets Impact
On January 23, 2008, the Company announced a plan to further reduce operating expenses related to its student loan origination and related businesses as a result of ongoing disruptions in the credit markets. Management developed a restructuring plan related to its asset generation and supporting businesses which reduced marketing, sales, service, and related support costs through a reduction in workforce and realignment of operating facilities. Implementation of the plan began immediately and was completed as of June 30, 2008. As a result of these strategic decisions, the Company recorded restructuring charges of $26.5 million in the first quarter of 2008 and income of $0.4 million in the second quarter of 2008 to recognize adjustments from initial estimates.

Selected information relating to the restructuring charge follows:

	Employee
	termination		Lease		Write-down
	benefits		terminations		of assets		Total

Restructuring costs recognized during the three month period ended March 31, 2008	$6,095	(a)	1,573	(b)	18,834	(c)	26,502

Write-down of assets to net realizable value	—		—		(18,834)		(18,834)

Cash payments	(4,952)		—		—		(4,952)

Restructuring accrual as of March 31, 2008	1,143		1,573		—		2,716

Adjustment from initial estimated charges	(190	)(a)	(175	)(b)			(365)

Cash payments	(792)		(369)				(1,161)

Restructuring accrual as of June 30, 2008	161		1,029		—		1,190

Cash payments	(121)		(265)		—		(386)

Restructuring accrual as of September 30, 2008	$40		764		—		804

(a)	Employee termination benefits are included in “salaries and benefits” in the consolidated statements of operations.

(b)	Lease termination costs are included in “occupancy and communications” in the consolidated statements of operations.

(c)	Costs related to the write-down of assets are included in “impairment expense” in the consolidated statements of operations.
Selected information relating to the restructuring charge by operating segment and Corporate Activity and Overhead follows:

	Restructuring costs
	recognized during				Adjustment
	the three month	Write-down of		Restructuring	from initial		Restructuring
	period ended	assets to net	Cash	accrual as of	estimated	Cash	accrual as of
Operating segment	March 31, 2008	realizable value	payments	March 31, 2008	charges	payments	June 30, 2008

Student Loan and Guaranty Servicing	$6,010	(5,074)	(430)	506	(104)	(352)	50

Tuition Payment Processing and Campus Commerce	—	—	—	—	—	—	—

Enrollment Services and List Management	312	—	(291)	21	(15)	(19)	(13)

Software and Technical Services	518	—	(472)	46	(8)	—	38

Asset Generation and Management	11,287	(9,351)	(1,806)	130	(52)	(72)	6

Corporate Activity and Overhead	8,375	(4,409)	(1,953)	2,013	(186)	(718)	1,109

	$26,502	(18,834)	(4,952)	2,716	(365)	(1,161)	1,190

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

Municipal Derivative Bid Practices Investigation
As previously disclosed, on February 8, 2008, Shockley Financial Corp. (“SFC”), an indirect, wholly-owned subsidiary of the Company that provides investment advisory services for the investment of proceeds from the issuance of municipal and corporate bonds, received a grand jury subpoena issued by the U.S. District Court for the Southern District of New York upon application of the Antitrust Division of the U.S. Department of Justice. The subpoena seeks certain information and documents from SFC in connection with the Department of Justice’s ongoing criminal investigation of the bond industry with respect to possible anti-competitive practices related to awards of guaranteed investment contracts (“GICs”) and other products for the investment of proceeds from bond issuances. SFC currently has one employee. The Company and SFC are cooperating with the investigation.
On March 5, 2008, SFC received a subpoena from the Securities and Exchange Commission (the “SEC”) related to an ongoing industry-wide investigation concerning the bidding of municipal GICs. In addition, on or about June 6, 2008 and June 12, 2008, SFC received a subpoena from both the New York Attorney General (the “NYAG”) and the Florida Attorney General, respectively, relating to their investigations concerning the bidding of municipal GICs and possible violations of various state and federal laws. The subpoenas seek certain information and documents from SFC relating to its GIC business. The Company and SFC are cooperating with these investigations.
SFC has also been named as a defendant in a number of substantially identical purported class action lawsuits. In each of the lawsuits, a large number of financial institutions and financial service providers, including SFC, are named as defendants. The complaints allege that the defendants engaged in a conspiracy not to compete and to fix prices and rig bids for municipal derivatives (including GICs) sold to issuers of municipal bonds. All the complaints assert claims for violations of Section 1 of the Sherman Act and fraudulent concealment, and three complaints also assert claims for unfair competition and violation of the California Cartwright Act. On June 16, 2008, the United States Judicial Panel on Multidistrict Litigation issued an order transferring the cases then before it to the U.S. District Court for the Southern District of New York which consolidated several cases under the caption Hinds County, Mississippi v. Wachovia Bank, N.A. et al. SFC intends to vigorously contest these purported class action lawsuits.
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
On July 31, 2007, the Company announced that it had agreed with the NYAG to adopt the NYAG’s Code of Conduct, which is substantially similar to the Company’s previously adopted Nelnet Student Loan Code of Conduct. As part of the agreement, the Company agreed to contribute $2.0 million to a national fund for educating high school students and their parents regarding the financial aid process (the “NYAG Fund”).
On October 10, 2007, the Company received a subpoena from the NYAG requesting certain information and documents from the Company in connection with the NYAG’s investigation into direct-to-consumer marketing practices of student lenders. On September 9, 2008, the Company announced that it agreed to adopt the NYAG’s Student Loan Direct Marketing Code of Conduct. As part of the agreement, the Company agreed to contribute $200,000 to the NYAG Fund.
While the Company cannot predict the ultimate outcome of any inquiry or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act of 1965 (the “Higher Education Act”), the rules and regulations adopted by the Department of Education (the “Department”) thereunder, and the Department’s guidance regarding those rules and regulations.
Department of Education Review
The Department of Education periodically reviews participants in the FFEL Program for compliance with program provisions. On June 28, 2007, the Department notified the Company that it would be conducting a review of the Company’s administration of the FFEL Program under the Higher Education Act. The Company understands that the Department has selected several schools and lenders for review. Specifically, the Department is reviewing the Company’s practices in connection with the prohibited inducement provisions of the Higher Education Act and the provisions of the Higher Education Act and the associated regulations which allow borrowers to have a choice of lenders. The Company has responded to the Department’s requests for information and documentation and is cooperating with their review.

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
Internal Revenue Service
In October 2007, the Company received a letter from the Internal Revenue Service (“IRS”) revoking a previously issued Private Letter Ruling retroactive to September 30, 2003 concerning the Company’s arbitrage and excess interest calculations on certain of its tax-exempt bonds. The IRS letter provided procedures for the Company to follow to appeal the retroactive application of the revocation. The Company responded to the IRS in November 2007 requesting relief from retroactivity. In March 2008, the IRS responded with a final determination that the revocation of the Private Letter Ruling would apply prospectively beginning on July 1, 2008. Management believes that the July 1, 2008 prospective application of the Private Letter Ruling revocation will not have a significant impact on the Company’s operating results.
Legislative Developments
On May 7, 2008, the President signed into law the Ensuring Continued Access to Student Loans Act of 2008 (the “Ensuring Continued Access to Student Loans Act”). This legislation contains provisions that expand the federal government’s support of financing the cost of higher education. Among other things, the Ensuring Continued Access to Student Loans Act:
•	Increases statutory limits on annual and aggregate borrowing for FFELP loans; and

•	Allows the Department to act as a secondary market and enter into agreements with lenders to purchase certain FFELP loans or participation interests in those loans.
As a result of this legislation, the Departments of Education and Treasury developed a plan to implement the Ensuring Continued Access to Student Loans Act. Among other things, this plan:
•	Allows the Department to purchase certain loans from lenders for the 2008-2009 academic year and offers lenders access to short-term liquidity; and

•	Commits to continue working with the FFELP community to explore programs to reengage the capital markets in the long-run.
On May 22, 2008, the Company announced that, as a result of the above plan, it would continue originating new federal student loans for the 2008-2009 academic year to all students regardless of the school they attend.
On July 1, 2008, pursuant to the Ensuring Continued Access to Student Loans Act, the Department of Education announced terms under which it will offer to purchase FFELP student loans and loan participations from lenders. See note 7 for information related to the Department’s programs.
On August 14, 2008, the President signed into law the Higher Education Opportunity Act, which amends the Higher Education Act to revise and reauthorize the Higher Education Act programs. Among other items, this legislation:
•	Contains school code of conduct requirements applicable to FFELP and private education lenders;
•	Contains additional provisions and reporting requirements for lenders and schools participating in preferred lender arrangements; and
•	Contains additional disclosures that FFELP lenders must make to borrowers as well as added FFELP loan servicing requirements for lenders.

On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year. See note 7 for additional information related to this extension.
5. Student Loans Receivable and Allowance for Loan Losses
Student loans receivable consisted of the following:

	As of	As of
	September 30, 2008	December 31, 2007

Federally insured loans	$25,725,893	26,054,398
Non-federally insured loans	275,520	274,815

	26,001,413	26,329,213
Unamortized loan premiums and deferred origination costs	423,926	452,501
Allowance for loan losses — federally insured loans	(24,366)	(24,534)
Allowance for loan losses — non-federally insured loans	(24,704)	(21,058)

	$26,376,269	26,736,122

Federally insured allowance as a percentage of ending balance of federally insured loans	0.09%	0.09%
Non-federally insured allowance as a percentage of ending balance of non-federally insured loans	8.97%	7.66%
Total allowance as a percentage of ending balance of total loans	0.19%	0.17%
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
As part of the Company’s asset management strategy, the Company periodically sells student loan portfolios to third parties. During the three and nine months ended September 30, 2007, the Company sold $17.7 million (par value) and $103.7 million (par value), respectively, of federally insured student loans resulting in the recognition of gains of $0.5 million and $3.3 million, respectively.

6. Intangible Assets and Goodwill
Intangible assets consist of the following:

	Weighted
	average
	remaining
	useful life as of	As of	As of
	September 30,	September 30,	December 31,
	2008	2008	2007
Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $27,393 and $20,299, respectively)	109	$52,967	60,061
Trade names (net of accumulated amortization of $4,431 and $1,258, respectively)	45	12,628	1,609
Covenants not to compete (net of accumulated amortization of $13,451 and $11,815, respectively)	22	10,171	15,425
Database and content (net of accumulated amortization of $4,883 and $3,193, respectively)	25	4,597	6,287
Computer software (net of accumulated amortization of $6,839 and $4,898, respectively)	12	2,163	4,189
Student lists (net of accumulated amortization of $7,343 and $5,806, respectively)	5	854	2,391
Other (net of accumulated amortization of $89 and $71, respectively)	89	185	203
Loan origination rights (net of accumulated amortization of $8,180)	—	—	8,473

Total — amortizable intangible assets	81 months	83,565	98,638

Unamortizable intangible assets — trade names		—	14,192

		$83,565	112,830

As disclosed in note 3, as a result of the disruptions in the debt and secondary markets and the student loan business model modifications the Company implemented due to the disruptions, the Company recorded an impairment charge of $18.8 million during the first quarter of 2008. This charge is included in “impairment expense” in the Company’s consolidated statements of operations. Information related to the impairment charge follows:

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

The Company recorded amortization expense on its intangible assets of $6.6 million and $10.9 million for the three months ended September 30, 2008 and 2007, respectively, and $19.7 million and $24.0 million for the nine months ended September 30, 2008 and 2007, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of September 30, 2008, the Company estimates it will record amortization expense as follows:

2008	$6,511
2009	22,319
2010	15,985
2011	10,031
2012	9,029
2013 and thereafter	19,690

$83,565

The change in the carrying amount of goodwill by operating segment was as follows:

		Tuition
		Payment	Enrollment	Software	Asset
	Student Loan	Processing	Services	and	Generation
	and Guaranty	and Campus	and List	Technical	and
	Servicing	Commerce	Management	Services	Management	Total

Balance as of December 31, 2007	$—	58,086	55,463	8,596	42,550	164,695
Additional contingent consideration paid (a)	—	—	11,150	—	—	11,150
Impairment charge	—	—	—	—	(667)	(667)

Balance as of March 31, 2008 (b)	$—	58,086	66,613	8,596	41,883	175,178

(a)
In January 2008, the Company paid $18.0 million (of which $6.8 million was accrued as of December 31, 2007) of additional consideration related to its 2005 acquisitions of Student Marketing Group, Inc. and National Honor Roll, L.L.C. This payment satisfies all of the Company’s obligations related to the contingencies per the terms of the purchase agreement.

(b)	During the quarters ended June 30, 2008 and September 30, 2008, there was no change in goodwill.

7. Bonds and Notes Payable
The following tables summarize outstanding bonds and notes payable by type of instrument:

	As of September 30, 2008
	Carrying	Interest rate
	amount	range	Final maturity

Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,891,535	2.79% - 5.07%	09/25/13 - 06/25/41
Bonds and notes based on auction or remarketing (b)	2,771,445	0.00% - 9.01%	11/01/09 - 07/01/43

Total variable-rate bonds and notes	23,662,980

Commercial paper — FFELP facility (c)	2,525,410	2.54% - 3.94%	05/09/10
Commercial paper — private loan facility (c)	132,020	3.14%	03/14/09
Fixed-rate bonds and notes (a)	205,435	5.30% - 6.68%	11/01/09 - 05/01/29
Unsecured fixed rate debt	475,000	5.13% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	645,000	2.90% - 3.65%	05/08/12
Department of Education Participation	263,920	3.25%	09/30/09
Other borrowings	95,070	4.09% - 5.10%	05/22/09 - 11/01/15

	$28,004,835

	As of December 31, 2007
	Carrying	Interest rate
	amount	range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$17,508,810	4.73% - 5.78%	09/25/12 - 06/25/41
Bonds and notes based on auction or remarketing	2,905,295	2.96% - 7.25%	11/01/09 - 07/01/43

Total variable-rate bonds and notes	20,414,105

Commercial paper — FFELP facility (c)	6,629,109	5.22% - 5.98%	05/09/10
Commercial paper — private loan facility (c)	226,250	5.58%	03/14/09
Fixed-rate bonds and notes (a)	214,476	5.20% - 6.68%	11/01/09 - 05/01/29
Unsecured fixed rate debt	475,000	5.13% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	80,000	5.40% - 5.53%	05/08/12
Other borrowings	76,889	4.65% - 5.20%	09/28/08 - 11/01/15

	$28,115,829

(a)	Issued in asset-backed securitizations.

(b)
As of September 30, 2008, the Company had $165 million of bonds based on an auction rate of 0%, due to the Maximum Rate auction provisions in the underlying documents for such financings. The Maximum Rate provisions include multiple components, one of which is based on T-bill rates. The T-bill component calculation for these bonds produced negative rates, which resulted in auction rates of zero percent for the applicable period.

(c)	Loan warehouse facilities.
Secured Financing Transactions
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
In August 2008, the Company began to fund FFELP student loan originations for the 2008-2009 academic year pursuant to the Department of Education’s Loan Participation Program (“Participation Program”) and an existing participation agreement with Union Bank and Trust Company (“Union Bank”), an entity under common control with the Company.

Loan warehouse facilities
Student loan warehousing has historically allowed the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. The Company has historically relied upon three conduit warehouse loan financing vehicles to support its funding needs on a short-term basis: a multi-year committed facility for FFELP loans, a $250.0 million private loan warehouse for non-federally insured student loans, and a single-seller extendible commercial paper conduit for FFELP loans.
FFELP Warehouse facility
The Company’s multi-year committed facility for FFELP loans terminates in May 2010 and was supported by 364-day liquidity which was up for renewal on May 9, 2008. The Company obtained an extension on this renewal until July 31, 2008. On July 31, 2008, the Company did not renew the liquidity provisions of this facility. Accordingly, as of July 31, 2008, the facility became a term facility with a final maturity date of May 9, 2010. Pursuant to the terms of the agreement, since liquidity was not renewed, the Company’s cost of financing under this facility increased 10 basis points. The agreement also includes provisions which allow the banks to charge a rate equal to LIBOR plus 128.5 basis points if they choose to finance their portion of the facility with sources of funds other than their commercial paper conduit. In addition, the FFELP warehouse facility has a provision requiring the Company to refinance or remove 75% of the pledged collateral on an annual basis. The Company believes it has met this requirement for the annual period ending in May 2009. Under the current terms of the facility, the remaining collateral will need to be refinanced or removed by May 9, 2010. As of September 30, 2008 and November 7, 2008, $2.5 billion and $2.1 billion, respectively, was outstanding under this facility.
The terms and conditions of the Company’s warehouse facility for FFELP loans provide for mark-to-market advance rates. On October 22, 2008, the Company posted $165.5 million in additional funds to the facility based on this mark-to-market provision. While the Company does not believe that the loan valuation formula is reflective of the actual fair value of its loans, it is subject to compliance with such mark-to-market provisions of the warehouse facility agreement. As of September 30, 2008 and November 7, 2008, the Company had a cumulative amount of $209.1 million and $374.6 million, respectively, posted as equity funding support for this facility.
The Company has utilized its $750.0 million unsecured line of credit to fund equity advances on its warehouse facility. As of November 7, 2008, the Company has $691.5 million outstanding under this line of credit. The line of credit terminates in May 2012.
Continued dislocations in the credit markets may cause additional volatility in the loan valuation formula. Should a significant change in the valuation of loans result in additional required equity funding support for the warehouse facility greater than what the Company can provide and the Company has not amended the facility as discussed below, the warehouse facility could be subject to an event of default resulting in a termination of the facility and an acceleration of the repayment provisions. A default on the FFELP warehouse facility would result in an event of default on the Company’s unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.
To reduce the Company’s exposure from the mark-to-market advance rate provision included in the FFELP warehouse facility, the Company has signed a letter agreement engaging Banc of America Securities LLC to arrange an amendment of certain of the Company’s credit facilities, including but not limited to an amendment to place a floor on the valuation of collateral in the Company’s FFELP loan warehouse line of credit for which Bank of America, N.A. acts as administrative agent. Banc of America Securities LLC has commenced the amendment process and together with the Company is seeking the approval of the Company’s lenders of a proposed amendment of such credit facilities on mutually agreeable terms. In addition, the Company continues to look at various alternatives to remove loans from the warehouse facility including other financing arrangements and/or selling loans to third parties.
In addition, on November 8, 2008, the Department announced they intend to provide liquidity support to one or more conforming asset backed commercial paper conduits to purchase and provide longer-term financing for FFELP loans. While details of this conduit are forthcoming, it is intended that all fully-disbursed non-consolidation FFELP loans awarded between October 1, 2003 and July 1, 2009 will be eligible for inclusion. As of November 7, 2008, the Company had approximately $900 million of loans included in its warehouse facility that would be eligible for this proposed conduit program.
Private Loan Warehouse Facility
The private loan warehouse facility, which terminates on March 14, 2009, is an uncommitted facility that is offered to the Company by a banking partner. As of September 30, 2008 and November 7, 2008, $132.0 million was outstanding under this facility. New advances are also subject to approval by the sponsor bank, and the Company believes it is unlikely such approval would be granted in the future. The Company guarantees the performance of the assets in the private loan warehouse facility. This facility provides for advance rates on subject collateral which require certain levels of equity enhancement support. As of September 30, 2008 and November 7, 2008, the Company had $50.5 million utilized as equity funding support based on provisions of this agreement. There can be no assurance that the Company will be able to maintain this conduit facility, find alternative funding, or make adequate equity contributions, if necessary. While the Company’s bank supported facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future. In January 2008, the Company suspended originating private loans.
Commercial Paper Warehouse Program
In August 2006, the Company established a $5.0 billion extendable commercial paper warehouse program for FFELP loans, under which it can issue one or more short-term extendable secured liquidity notes. As of September 30, 2008, no notes were outstanding under this warehouse program. As a result of the disruption of the credit markets, there is no market for the issuance of notes under this facility. Management believes it is currently unlikely a market will exist in the foreseeable future.

Department of Education’s Loan Participation and Purchase Commitment Programs
On July 1, 2008, pursuant to the Ensuring Continued Access to Student Loans Act, the Department of Education announced terms under which it will offer to purchase certain FFELP student loans and participation interests in certain FFELP student loans from FFELP lenders. Under the Department’s Loan Purchase Commitment Program (“Purchase Program”), the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Under the Participation Program, the Department provides interim short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program must be either refinanced by the lender or sold to the Department pursuant to the Purchase Program prior to its expiration on September 30, 2009. To be eligible for purchase or participation under the Department’s programs, loans must be FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, with eligible borrower benefits.
On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the extension of the Participation Program and Purchase Program from September 30, 2009 to September 30, 2010. The Department has provided preliminary guidance relating to the extension and has indicated that programs similar to the Participation Program and Purchase Program will be implemented for the 2009-2010 academic year along with providing liquidity support for one or more asset backed commercial paper conduits for FFELP Stafford and PLUS loans awarded between October 1, 2003 and July 1, 2009. The Department has indicated that loans for the 2008-2009 academic year which are funded under the Department’s Participation Program will need to be refinanced or sold to the Department prior to September 30, 2009. Management understands that such loans will not be eligible for participation under the Department’s 2009-2010 Participation Program, but should be eligible for refinancing through the Department’s commercial paper conduit program. Management of the Company is encouraged by these developments; however, until the Department provides additional details regarding the programs, the Company is unable to determine the full impact these programs will have on the Company.
The Company has completed and filed all relevant documents to participate in the Department of Education’s Participation Program and began to utilize the Participation Program in the third quarter of 2008 to fund a significant portion of its loan originations for the 2008-2009 academic year. As of September 30, 2008 and November 7, 2008, $263.9 million and $504.4 million of loans, respectively, were funded using the Participation Program.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day term upon termination of the participation certificate. As of September 30, 2008 and November 7, 2008, $221.6 million and $335.3 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million. Loans participated under this agreement qualify as a sale pursuant to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.
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
Notes issued during 2006 included €773.2 million (950 million in U.S. dollars) with variable interest rates initially based on a spread to EURIBOR (the “Euro Notes”). As of September 30, 2008 and December 31, 2007, the Euro Notes were recorded on the Company’s balance sheet at $1.1 billion. The changes in the principal amount of Euro Notes as a result of the fluctuation of the foreign currency exchange rate were decreases of $128.9 million and $40.4 million for the three and nine months ended September 30, 2008, respectively, and increases of $54.0 million and $79.0 million for the three and nine months ended September 30, 2007, respectively, and are included in the “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the consolidated statements of operations. Concurrently with the issuance of the Euro Notes, the Company entered into cross-currency interest rate swaps which are further discussed in note 8.

The interest rates on certain of the Company’s asset-backed securities are set and periodically reset via a “dutch auction” (“Auction Rate Securities”) or through a remarketing utilizing broker-dealers and remarketing agents (“Variable Rate Demand Notes”). The Company is currently sponsor on approximately $1.9 billion of Auction Rate Securities and $0.8 billion of Variable Rate Demand Notes.
For Auction Rate Securities, investors and potential investors submit orders through a broker-dealer as to the principal amount of notes they wish to buy, hold, or sell at various interest rates. The broker-dealers submit their clients’ orders to the auction agent, who then determines the clearing interest rate for the upcoming period. Interest rates on these Auction Rate Securities are reset periodically, generally every 7 to 35 days, by the auction agent or agents. During the first quarter of 2008, as part of the credit market crisis, several auction rate securities from various issuers failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. Since February 8, 2008, the Company’s Auction Rate Securities have failed in this manner. Under normal conditions, banks have historically stepped in when investor demand is weak. However, banks have been allowing these auctions to fail.
As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the commercial paper, governing documents, or indenture. While these rates will vary by the trust structure the notes were issued from as well as the class and rating of the security, they will generally be based on a spread to LIBOR, commercial paper, or Treasury Securities. Based on the relative levels of these indices as of September 30, 2008, the rates expected to be paid by the Company range from 91-day T-Bill plus 125 basis points, on the low end, to LIBOR plus 250 basis points, on the high end.
During the three month period ended September 30, 2008, the Company paid favorable interest rates on the majority of its Auction Rate Securities as a result of the application of certain of these maximum rate auction provisions in the underlying documents for such financings.
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
Unsecured Lines of Credit
The Company has a $750.0 million unsecured line of credit that terminates in May 2012. As of September 30, 2008, there was $645.0 million outstanding on this line and $105.0 million available for future use. The weighted average interest rate on this line of credit was  3.44% as of September 30, 2008. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary. As discussed previously, the Company may need to fund certain loans or provide additional equity funding support related to advance rates on its warehouse facilities. As of November 7, 2008, the Company has contributed $425.1 million in equity funding support to these facilities. The Company has funded these contributions primarily by advances on its operating line of credit. As of November 7, 2008, the Company has $691.5 million outstanding under this line of credit and $58.5 million available for future uses. The lending commitment on the Company’s unsecured line of credit is provided by multiple banks. Lehman Brothers Bank, FSB (“Lehman Bank”) represents seven percent of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Since the bankruptcy filing, the Company has experienced funding delays from Lehman Bank for its portion of the lending commitment under the line of credit. As of November 7, 2008, excluding Lehman Bank’s lending commitment, the Company has $51.2 million available for future use under its unsecured line of credit.
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

As of September 30, 2008, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP and private loan warehouses.
As previously discussed, continued dislocations in the credit markets may cause additional volatility in the loan valuation formula included in the Company’s FFELP warehouse facility. Should a significant change in the valuation of loans result in additional required equity funding support for the warehouse facility greater than what the Company can provide, the warehouse facility could be subject to an event of default resulting in a termination of the facility and an acceleration of the repayment provisions. A default on the FFELP warehouse facility would result in an event of default on the Company’s unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.
The Company’s operating line of credit does not have any covenants related to unsecured debt ratings. However, changes in the Company’s ratings (as well as the amounts the Company borrows) have modest implications on the pricing level at which the Company obtains funding.
Other Borrowings
As of September 30, 2008 and December 31, 2007, bonds and notes payable includes $90.1 million and $57.3 million, respectively, of notes due to Union Bank. The Company has used the proceeds from these notes to invest in student loan assets via a participation agreement. This participation agreement is in addition to the $750 million FFELP Participation Agreement, and participations under this participation agreement do not qualify as sales pursuant to SFAS No. 140. On October 23, 2008, the Company paid Union Bank $89.5 million to pay off the remaining balance on these notes.
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
Depending on the type of the student loan and when it was originated, the borrower rate is either fixed to term or is reset to market rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company earns floor income for an extended period of time, which the Company refers to as fixed rate floor income, and for those loans where the borrower rate is reset annually on July 1, the Company earns floor income to the next reset date, which the Company refers to as variable-rate floor income. In accordance with legislation enacted in 2006, lenders are required to rebate fixed-rate floor income and variable-rate floor income to the Department for all FFELP loans originated on or after April 1, 2006.
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

As of September 30, 2008, the Company held the following interest rate swaps to hedge student loan assets earning fixed rate floor income.

		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2009	$500,000	4.08%
2010	500,000	3.84

	$1,000,000	3.96%

(a)	For all interest rate derivatives for which the Company pays a fixed rate, the Company receives discrete three-month LIBOR.
During the third quarter of 2008, the Company terminated certain interest rate swaps with a total notional amount of $1.4 billion and original maturity dates ranging from 2010 to 2012 for total net proceeds of $5.6 million.
Basis Swaps
The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of September 30, 2008:

Notional
Maturity	Amounts

2008	$1,000,000
2009	1,000,000
2010	5,500,000
2011	2,700,000
2012	2,400,000

$12,600,000

During the first and third quarters of 2008, the Company terminated certain basis swaps with total notional amounts of $2.9 billion and $9.8 billion, respectively, with original maturity dates ranging from 2009 to 2012 for total net proceeds of $7.1 million and total net payments of $1.5 million, respectively. In October 2008, the Company terminated a basis swap with a notional amount of $1.0 billion and an original maturity date in 2010 for proceeds of $0.6 million. This derivative is included in the above table.
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
Accounting for Derivative Financial Instruments
The Company accounts for derivative instruments under SFAS No. 133, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133. As a result, the change in fair value of derivative instruments is recorded in the consolidated statements of operations at each reporting date. Upon termination of a derivative instrument, any proceeds received or payments made by the Company are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of operations and is accounted for as a change in fair value on such derivative.

The following table summarizes the net fair value of the Company’s derivative portfolio:

	As of	As of
	September 30, 2008	December 31, 2007

Interest rate swaps	$(5,579)	(2,695)
Basis swaps	(17,082)	27,525
Cross-currency interest rate swaps	154,473	191,756

Net fair value	$131,812	216,586

The change in the fair value of the Company’s derivative portfolio included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of operations resulted in a loss of $119.9 million and income of $72.7 million for the three months ended September 30, 2008 and 2007, respectively, and a loss of $72.4 million and income of $93.0 million for the nine months ended September 30, 2008 and 2007, respectively.
The following table summarizes the net derivative settlements which are included in the “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Interest rate swaps	$(3,176)	1,729	(14,194)	16,803
Basis swaps	(3,999)	(2,608)	41,605	(2,489)
Cross-currency interest rate swaps	7,963	(1,457)	18,577	(7,214)

Derivative settlements received (paid), net	$788	(2,336)	45,988	7,100

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

	As of September 30, 2008
	Level 1	Level 2	Total
Assets:
Other assets (a)	$5,477	5,129	10,606
Fair value of derivative instruments (b)	—	154,741	154,741

Total assets	$5,477	159,870	165,347

Liabilities:
Fair value of derivative instruments (b)	$—	22,929	22,929
Other liabilities (c)	—	9,600	9,600

Total liabilities	$—	32,529	32,529

	As of December 31, 2007
	Level 1	Level 2	Total
Assets:
Fair value of derivative instruments (b)	$—	222,471	222,471

Total assets	$—	222,471	222,471

Liabilities:
Fair value of derivative instruments (b)	$—	5,885	5,885
Other liabilities (c)	—	6,117	6,117

Total liabilities	$—	12,002	12,002

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

A reconciliation of weighted average shares outstanding follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Weighted average shares outstanding	49,525,674	49,320,629	49,472,020	49,912,506
Less: Nonvested restricted stock — vesting solely upon continued service	349,238	302,538	362,680	101,954

Weighted average shares outstanding used to compute basic EPS	49,176,436	49,018,091	49,109,340	49,810,552
Dilutive effect of nonvested restricted stock	21,366	—	—	500

Weighted average shares used to compute diluted EPS	49,197,802	49,018,091	49,109,340	49,811,052

No dilutive effect of nonvested restricted stock is presented for the three months ended September 30, 2007 and the nine months ended September 30, 2008 as the Company reported a net loss and including these shares would have been antidilutive for the period. The dilutive effect of these shares if the Company had net income for the period was not significant.
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
Segment Results and Reconciliations to GAAP

	Three months ended September 30, 2008
	Fee-Based
	Student	Tuition	Enrollment						“Base net
	Loan	Payment	Services	Software		Asset	Corporate		income”
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$304	396	6	—	706	290,039	2,010	(749)	1,580	293,586
Interest expense	—	—	1	—	1	224,272	10,492	(749)	—	234,016

Net interest income (loss)	304	396	5	—	705	65,767	(8,482)	—	1,580	59,570

Less provision for loan losses	—	—	—	—	—	7,000	—	—	—	7,000

Net interest income (loss) after provision for loan losses	304	396	5	—	705	58,767	(8,482)	—	1,580	52,570

Other income (expense):
Loan and guaranty servicing income	30,769	—	—	—	30,769	(136)	—	—	—	30,633
Other fee-based income	—	11,861	29,859	—	41,720	4,167	—	—	—	45,887
Software services income	—	—	—	4,217	4,217	—	—	—	—	4,217
Other income	6	1	—	—	7	(88)	1,323	—	—	1,242
Intersegment revenue	18,402	58	2	1,660	20,122	—	15,671	(35,793)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	6,085	6,085
Derivative settlements, net	—	—	—	—	—	789	—	—	—	789

Total other income (expense)	49,177	11,920	29,861	5,877	96,835	4,732	16,994	(35,793)	6,085	88,853

Operating expenses:
Salaries and benefits	13,876	6,236	5,805	4,138	30,055	1,980	14,179	(1,952)	477	44,739
Other expenses	10,632	2,132	20,416	568	33,748	5,354	13,477	(247)	6,598	58,930
Intersegment expenses	11,940	288	1,509	826	14,563	18,200	831	(33,594)	—	—

Total operating expenses	36,448	8,656	27,730	5,532	78,366	25,534	28,487	(35,793)	7,075	103,669

Income (loss) before income taxes	13,033	3,660	2,136	345	19,174	37,965	(19,975)	—	590	37,754
Income tax expense (benefit) (a)	4,823	1,354	790	128	7,095	14,047	(7,391)	—	218	13,969

Net income (loss) from continuing operations	8,210	2,306	1,346	217	12,079	23,918	(12,584)	—	372	23,785
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$8,210	2,306	1,346	217	12,079	23,918	(12,584)	—	372	23,785

(a)	Beginning in 2008, the consolidated effective tax rate for each applicable quarterly period is used to calculate income taxes for each operating segment.

	Three months ended September 30, 2007
	Fee-Based
	Student	Tuition	Enrollment						“Base net
	Loan	Payment	Services	Software		Asset	Corporate		income”
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$1,182	990	110	—	2,282	454,053	1,875	(533)	597	458,274
Interest expense	—	—	1	—	1	384,793	9,614	(533)	—	393,875

Net interest income (loss)	1,182	990	109	—	2,281	69,260	(7,739)	—	597	64,399

Less provision for loan losses	—	—	—	—	—	18,340	—	—	—	18,340

Net interest income (loss) after provision for loan losses	1,182	990	109	—	2,281	50,920	(7,739)	—	597	46,059

Other income (expense):
Loan and guaranty servicing income	32,870	—	—	—	32,870	170	—	—	—	33,040
Other fee-based income	—	10,316	23,471	—	33,787	3,526	712	—	—	38,025
Software services income	—	—	169	5,257	5,426	—	—	—	—	5,426
Other income	—	31	—	—	31	1,181	5,816	—	—	7,028
Gain on sale of loans	—	—	—	—	—	492	—	—	—	492
Intersegment revenue	22,237	168	(37)	4,805	27,173	—	1,492	(28,665)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	18,449	18,449
Derivative settlements, net	—	—	—	—	—	(4,065)	1,729	—	—	(2,336)

Total other income (expense)	55,107	10,515	23,603	10,062	99,287	1,304	9,749	(28,665)	18,449	100,124

Operating expenses:
Salaries and benefits	21,961	5,312	8,095	6,537	41,905	6,154	9,691	2,292	503	60,545
Restructure expense- severance and contract termination costs	1,231	—	737	58	2,026	1,921	1,009	(4,956)	—	—
Impairment expense	—	—	11,401	—	11,401	28,291	9,812	—	—	49,504
Other expenses	8,565	2,029	13,809	689	25,092	7,429	19,822	168	10,885	63,396
Intersegment expenses	1,613	(15)	67	147	1,812	20,924	3,433	(26,169)	—	—

Total operating expenses	33,370	7,326	34,109	7,431	82,236	64,719	43,767	(28,665)	11,388	173,445

Income (loss) before income taxes	22,919	4,179	(10,397)	2,631	19,332	(12,495)	(41,757)	—	7,658	(27,262)
Income tax expense (benefit) (a)	8,709	1,588	(3,951)	1,000	7,346	(4,748)	(16,233)	—	2,971	(10,664)

Net income (loss) from continuing operations	14,210	2,591	(6,446)	1,631	11,986	(7,747)	(25,524)	—	4,687	(16,598)
Loss from discontinued operations, net of tax	—	—	—	—	—	—	—	—	909	909

Net income (loss)	$14,210	2,591	(6,446)	1,631	11,986	(7,747)	(25,524)	—	5,596	(15,689)

(a)	Income taxes are based on 38% of net income (loss) before tax for the individual operating segment.

	Nine months ended September 30, 2008
	Fee-Based
	Student	Tuition	Enrollment						“Base net
	Loan	Payment	Services	Software		Asset	Corporate		income”
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$1,160	1,471	16	—	2,647	892,690	4,781	(1,389)	42,325	941,054
Interest expense	—	—	3	—	3	762,689	30,318	(1,389)	—	791,621

Net interest income (loss)	1,160	1,471	13	—	2,644	130,001	(25,537)	—	42,325	149,433

Less provision for loan losses	—	—	—	—	—	18,000	—	—	—	18,000

Net interest income (loss) after provision for loan losses	1,160	1,471	13	—	2,644	112,001	(25,537)	—	42,325	131,433

Other income (expense):
Loan and guaranty servicing income	81,624	—	—	—	81,624	26	—	—	—	81,650
Other fee-based income	—	35,975	83,148	—	119,123	13,494	—	—	—	132,617
Software services income	—	—	37	15,828	15,865	—	—	—	—	15,865
Other income	44	5	—	—	49	293	3,956	—	—	4,298
Loss on sale of loans	—	—	—	—	—	(47,426)	—	—	—	(47,426)
Intersegment revenue	57,008	242	2	4,993	62,245	—	46,844	(109,089)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	466	—	—	(35,987)	(35,521)
Derivative settlements, net	—	—	—	—	—	55,954	—	—	(9,965)	45,989

Total other income (expense)	138,676	36,222	83,187	20,821	278,906	22,807	50,800	(109,089)	(45,952)	197,472

Operating expenses:
Salaries and benefits	40,365	17,450	18,701	14,031	90,547	6,157	41,581	1,323	2,523	142,131
Restructure expense — severance and contract termination costs	747	—	282	487	1,516	1,845	3,746	(7,107)	—	—
Impairment expense	5,074	—	—	—	5,074	9,351	4,409	—	—	18,834
Other expenses	27,130	6,743	55,863	1,901	91,637	15,793	42,263	51	19,719	169,463
Intersegment expenses	35,040	1,045	4,936	1,562	42,583	57,754	3,019	(103,356)	—	—

Total operating expenses	108,356	25,238	79,782	17,981	231,357	90,900	95,018	(109,089)	22,242	330,428

Income (loss) before income taxes	31,480	12,455	3,418	2,840	50,193	43,908	(69,755)	—	(25,869)	(1,523)
Income tax expense (benefit) (a)	10,542	4,081	1,187	902	16,712	15,889	(22,824)	—	(7,984)	1,793

Net income (loss) from continuing operations	20,938	8,374	2,231	1,938	33,481	28,019	(46,931)	—	(17,885)	(3,316)
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	981	981

Net income (loss)	$20,938	8,374	2,231	1,938	33,481	28,019	(46,931)	—	(16,904)	(2,335)

(a)	Beginning in 2008, the consolidated effective tax rate for each applicable quarterly period is used to calculate income taxes for each operating segment.

	Nine months ended September 30, 2007
	Fee-Based
	Student	Tuition	Enrollment						“Base net
	Loan	Payment	Services	Software		Asset	Corporate		income”
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$4,607	2,670	290	18	7,585	1,301,947	6,230	(3,737)	597	1,312,622
Interest expense	—	7	5	—	12	1,084,792	31,196	(3,737)	—	1,112,263

Net interest income (loss)	4,607	2,663	285	18	7,573	217,155	(24,966)	—	597	200,359

Less provision for loan losses	—	—	—	—	—	23,628	—	—	—	23,628

Net interest income (loss) after provision for loan losses	4,607	2,663	285	18	7,573	193,527	(24,966)	—	597	176,731

Other income (expense):
Loan and guaranty servicing income	94,828	—	—	—	94,828	288	—	—	—	95,116
Other fee-based income	—	31,492	73,341	—	104,833	10,511	972	—	—	116,316
Software services income	—	—	456	16,566	17,022	—	—	—	—	17,022
Other income	11	59	—	—	70	4,329	9,649	—	—	14,048
Gain on sale of loans	—	—	—	—	—	3,288	—	—	—	3,288
Intersegment revenue	58,821	508	891	13,026	73,246	—	7,608	(80,854)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	11,866	11,866
Derivative settlements, net	—	—	—	—	—	(4,950)	12,050	—	—	7,100

Total other income (expense)	153,660	32,059	74,688	29,592	289,999	13,466	30,279	(80,854)	11,866	264,756

Operating expenses:
Salaries and benefits	66,988	15,312	26,486	18,869	127,655	20,600	34,669	(2,370)	1,456	182,010
Restructure expense- severance and contract termination costs	1,231	—	737	58	2,026	1,921	1,009	(4,956)	—	—
Impairment expense	—	—	11,401	—	11,401	28,291	9,812	—	—	49,504
Other expenses	26,219	6,522	42,957	2,224	77,922	22,940	58,762	168	24,014	183,806
Intersegment expenses	8,681	384	252	550	9,867	59,594	4,235	(73,696)	—	—

Total operating expenses	103,119	22,218	81,833	21,701	228,871	133,346	108,487	(80,854)	25,470	415,320

Income (loss) before income taxes	55,148	12,504	(6,860)	7,909	68,701	73,647	(103,174)	—	(13,007)	26,167
Income tax expense (benefit) (a)	20,956	4,752	(2,607)	3,006	26,107	27,986	(40,059)	—	(4,128)	9,906

Net income (loss) from continuing operations	34,192	7,752	(4,253)	4,903	42,594	45,661	(63,115)	—	(8,879)	16,261
Loss from discontinued operations, net of tax	—	—	—	—	—	—	—	—	(2,416)	(2,416)

Net income (loss)	$34,192	7,752	(4,253)	4,903	42,594	45,661	(63,115)	—	(11,295)	13,845

(a)	Income taxes are based on 38% of net income (loss) before tax for the individual operating segment.
Corporate Activity and Overhead in the previous tables primarily includes the following items:
•	Income earned on certain investment activities;
•	Interest expense incurred on unsecured debt transactions;
•	Other products and service offerings that are not considered operating segments; and
•	Corporate activities and overhead functions such as executive management, human resources, accounting and finance, legal, marketing, and corporate technology support.

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

	Student	Tuition	Enrollment
	Loan	Payment	Services	Software	Asset	Corporate
	and	Processing	and	and	Generation	Activity
	Guaranty	and Campus	List	Technical	and	and
	Servicing	Commerce	Management	Services	Management	Overhead	Total
	Three months ended September 30, 2008

Derivative market value, foreign currency, and put option adjustments (1)	$—	—	—	—	(9,030)	2,945	(6,085)
Amortization of intangible assets (2)	1,165	1,889	3,258	286	—	—	6,598
Compensation related to business combinations (3)	—	—	—	—	—	477	477
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(1,580)	—	(1,580)
Income (loss) from discontinued operations, net of tax (5)	—	—	—	—	—	—	—
Net tax effect (6)	(432)	(699)	(1,205)	(106)	3,926	(1,266)	218

Total adjustments to GAAP	$733	1,190	2,053	180	(6,684)	2,156	(372)

	Three months ended September 30, 2007

Derivative market value, foreign currency, and put option adjustments (1)	$—	—	—	—	(20,017)	1,568	(18,449)
Amortization of intangible assets (2)	1,350	1,434	6,442	287	1,372	—	10,885
Compensation related to business combinations (3)	—	—	—	—	—	503	503
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(597)	—	(597)
Income (loss) from discontinued operations, net of tax (5)	(909)	—	—	—	—	—	(909)
Net tax effect (6)	(513)	(545)	(2,448)	(109)	7,312	(726)	2,971

Total adjustments to GAAP	$(72)	889	3,994	178	(11,930)	1,345	(5,596)

	Nine months ended September 30, 2008

Derivative market value, foreign currency, and put option adjustments (1)	$—	—	—	—	32,504	3,483	35,987
Amortization of intangible assets (2)	3,586	5,937	9,193	858	145	—	19,719
Compensation related to business combinations (3)	—	—	—	—	—	2,523	2,523
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(32,360)	—	(32,360)
Income (loss) from discontinued operations, net of tax (5)	(981)	—	—	—	—	—	(981)
Net tax effect (6)	(1,182)	(1,954)	(3,045)	(284)	548	(2,067)	(7,984)

Total adjustments to GAAP	$1,423	3,983	6,148	574	837	3,939	16,904

	Nine months ended September 30, 2007

Derivative market value, foreign currency, and put option adjustments (1)	$—	—	—	—	(7,801)	(4,065)	(11,866)
Amortization of intangible assets (2)	3,744	4,372	9,797	904	5,197	—	24,014
Compensation related to business combinations (3)	—	—	—	—	—	1,456	1,456
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(597)	—	(597)
Income (loss) from discontinued operations, net of tax (5)	2,416	—	—	—	—	—	2,416
Net tax effect (6)	(1,423)	(1,661)	(3,723)	(343)	1,216	1,806	(4,128)

Total adjustments to GAAP	$4,737	2,711	6,074	561	(1,985)	(803)	11,295

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

(6)
Beginning in 2008, tax effect is computed using the Company’s consolidated effective tax rate for each applicable quarterly period. In prior periods, tax effect was computed at 38%. The change in the value of the put options for prior periods (included in Corporate Activities and Overhead) was not tax effected as this is not deductible for income tax purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and nine months ended September 30, 2008 and 2007. All dollars are in thousands, except per share amounts, unless otherwise noted).
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
Forward-looking and cautionary statements
This report contains forward-looking statements and information based on management’s current expectations as of the date of this document. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, prior quarterly reports filed by the Company, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and changes in the terms of student loans and the educational credit marketplace arising from the implementation of, or changes in, applicable laws and regulations, which may reduce the volume, average term, special allowance payments, and costs of yields on student loans under the FFEL Program or result in loans being originated or refinanced under non-FFEL programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. In addition, a larger than expected increase in third party consolidations of the Company’s FFELP loans could materially adversely affect the Company’s results of operations. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; the Company’s ability to maintain its credit facilities or obtain new facilities; the ability of lenders under the Company’s credit facilities to fulfill their lending commitments under those facilities; changes to the terms and conditions of the liquidity programs offered by the Department of Education; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; changes in prepayment rates, guaranty rates, loan floor rates, and credit spreads; the financial strength of contract counterparties; the uncertain nature of the expected benefits from acquisitions and the ability to successfully integrate operations; and the uncertain nature of estimated expenses that may be incurred and cost savings that may result from the Company’s strategic restructuring initiatives. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Additionally, financial projections may not prove to be accurate and may vary materially. The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report on Form 10-Q or unforeseen events. Although the Company may from time to time voluntarily update its prior forward-looking statements, it disclaims any commitment to do so except as required by securities laws.
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

The following provides certain events and operating activities that have impacted the financial condition and operating results of the Company. These items include:
•	Liquidity developments related to the Company’s FFELP warehouse and unsecured line of credit facilities and legislative developments regarding funding new loan originations;
•	Strong student loan spread earned on the Company’s loan portfolio;
•	Increased revenue and operating margins from the Company’s fee-based businesses; and
•	Continued decreases in operating expenses.
Liquidity and Legislative Developments
FFELP Warehouse Facility and Unsecured Line of Credit
On July 31, 2008, the Company did not renew its liquidity provisions on its FFELP loan warehouse facility. Accordingly, the facility became a term facility and no new loan originations can be funded with this facility. As of November 7, 2008, $2.1 billion was outstanding under this facility. The terms and conditions of this facility provides for mark-to-market advance rates. On October 22, 2008, the Company posted $165.5 million in additional funds to the facility based on this mark-to-market formula. As of November 7, 2008, the Company has a cumulative amount of $374.6 million posted as equity funding support for the facility.
The Company has utilized its $750.0 million unsecured line of credit to fund equity advances on its warehouse facility. As of November 7, 2008, the Company has $691.5 million outstanding under this line of credit. The line of credit terminates in May 2012.
Continued dislocations in the credit markets may cause additional volatility in the loan valuation formula. Should a significant change in the valuation of loans result in additional required equity funding support for the warehouse facility greater than what the Company can provide and the Company has not amended the facility as discussed below, the warehouse facility could be subject to an event of default resulting in a termination of the facility and an acceleration of the repayment provisions. A default on the FFELP warehouse facility would result in an event of default on the Company’s unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.
To reduce the Company’s exposure from the mark-to-market advance rate provision included in the FFELP warehouse facility, the Company has signed a letter agreement engaging Banc of America Securities LLC to arrange an amendment of certain of the Company’s credit facilities, including but not limited to an amendment to place a floor on the valuation of collateral in the Company’s FFELP loan warehouse line of credit for which Bank of America, N.A. acts as administrative agent. Banc of America Securities LLC has commenced the amendment process and together with the Company is seeking the approval of the Company’s lenders of a proposed amendment of such credit facilities on mutually agreeable terms. In addition, the Company continues to look at various alternatives to remove loans from the warehouse facility including other financing arrangements and/or selling loans to third parties.
In addition, on November 8, 2008, the Department announced they intend to provide liquidity support to one or more conforming asset backed commercial paper conduits to purchase and provide longer-term financing for FFELP loans. While details of this conduit are forthcoming, it is intended that all fully-disbursed non-consolidation FFELP loans awarded between October 1, 2003 and July 1, 2009 will be eligible for inclusion. As of November 7, 2008, the Company had approximately $900 million of loans included in its warehouse facility that would be eligible for this proposed conduit program.
Funding New Loan Originations
In July 2008, pursuant to the Ensuring Continued Access to Student Loans Act, the Department of Education announced terms under which it would offer to purchase FFELP student loans and loan participations from lenders. Upon not renewing the liquidity provisions on the Company’s FFELP warehouse facility, in August 2008, the Company began to fund FFELP student loan originations for the 2008-2009 academic year pursuant to the Department’s Participation Program and an existing participation agreement with Union Bank. As of September 30, 2008, the Company has funded $263.9 million of FFELP loans using the Department’s Participation Program. The Company plans to continue to use the Participation Program to fund the majority of loans originated for the 2008-2009 academic year.
On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the extension of the Participation Program and Purchase Program from September 30, 2009 to September 30, 2010. The Department has provided preliminary guidance relating to the extension and has indicated that programs similar to the Participation Program and the Purchase Program for the 2009-2010 academic year along with providing liquidity support for one or more asset backed commercial paper conduits for FFELP Stafford and PLUS loans awarded between October 1, 2003 and July 1, 2009. The Department has indicated that loans for the 2008-2009 academic year which are funded under the Department’s Participation Program will need to be refinanced or sold to the Department prior to September 30, 2009. Management understands that such loans will not be eligible for participation under the Department’s 2009-2010 Participation Program, but should be eligible for refinancing through the Department’s commercial paper conduit program. Management of the Company is encouraged by these developments; however, until the Department provides additional details regarding the programs, the Company is unable to determine the full impact these programs will have on the Company.
Student Loan Spread
The Company’s core student loan spread for the three months ended September 30, 2008 was 102 basis points. Excluding fixed-rate floor income, core student loan spread for both the three months ended September 30, 2008 and June 30, 2008 was 92 basis points.

Fee-based businesses
Revenue from the Company’s fee-based businesses increased $4.6 million, or 6.4%, to $76.7 million for the three months ended September 30, 2008 compared to $72.1 million for the three months ended September 30, 2007. Excluding list marketing services, revenue from the Company’s Tuition Payment Processing and Campus Commerce and Enrollment Services and List Management operating segments increased $8.3 million, or 26.5%, to $39.4 million for the three months ended September 30, 2008 compared to $31.1 million for the three months ended September 30, 2007. These operating segments are less impacted by legislation and the student loan industry.
Operating margins for the Company’s fee based businesses, excluding the expenses associated with the variation in allocation methodologies and restructuring and impairment charges, were 27.7% and 27.8% for the three and nine months ended September 30, 2008, respectively, compared to 32.3% and 27.6% for the same periods in 2007.
Operating Expenses
As a result of the restructuring plans implemented in September 2007 and January 2008, as well as the Company’s continued focus on capitalizing on the operating leverage of the Company’s business structure and strategies, operating expenses continued to decrease during the quarter. Excluding restructuring and impairment charges, operating expenses decreased $15.3 million, or 12.9%, and $56.4 million, or 15.6%, for the three and nine months ended September 30, 2008 compared to the same periods in 2007, respectively.
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
Net Interest Income
The Company generates a significant portion of its earnings from the spread, referred to as its student loan spread, between the yield the Company receives on its student loan portfolio and the cost of funding these loans. This spread income is reported on the Company’s consolidated statements of operations as net interest income. The amortization of loan premiums, including capitalized costs of origination, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company’s statements of operations. The amortization of debt issuance costs is included in interest expense on the Company’s statements of operations.
The Company’s portfolio of FFELP loans originated prior to April 1, 2006 earns interest at the higher of a variable rate based on the special allowance payment (SAP) formula set by the Department of Education and the borrower rate. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. As a result of one of the provisions of the Higher Education Reconciliation Act of 2005 (“HERA”), the Company’s portfolio of FFELP loans originated on or after April 1, 2006 earns interest at a variable rate based on the SAP formula. For the portfolio of loans originated on or after April 1, 2006, when the borrower rate exceeds the variable rate based on the SAP formula, the Company must return the excess to the Department.
On September 27, 2007, the President signed into law the College Cost Reduction and Access Act of 2007. This legislation has and will continue to have a significant impact on the Company’s net interest income and should be considered when reviewing the Company’s results of operations. Among other things, this legislation:
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
On September 27, 2007, the President signed into law the College Cost Reduction and Access Act of 2007. Among other things, this legislation eliminated all provisions relating to Exceptional Performer status, and the monetary benefit associated with it, effective October 1, 2007. Accordingly, the majority of claims submitted on or after October 1, 2007 are subject to reimbursement at 97% or 98% of principal and accrued interest depending on the disbursement date of the loan. During the three month period ended September 30, 2007, the Company recorded an expense of $15.7 million to increase the Company’s allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program.
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
Loan and Guaranty Servicing Income — Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value of loans, number of loans, or number of borrowers serviced for each customer. Guaranty servicing fees, generally, are calculated based on the number of loans serviced or amounts collected. Revenue is recognized when earned pursuant to applicable agreements, and when ultimate collection is assured.

Other Fee-Based Income — Other fee-based income includes borrower late fee income, payment management fees, the sale of lists and print products, and subscription-based products and services. Borrower late fee income earned by the Company’s education lending subsidiaries is recognized when payments are collected from the borrower. Fees for payment management services are recognized over the period in which services are provided to customers. Revenue from the sale of lists and printed products is generally earned and recognized, net of estimated returns, upon shipment or delivery. Revenues from the sales of subscription-based products and services are recognized ratably over the term of the subscription. Subscription revenue received or receivable in advance of the delivery of services is included in deferred revenue.
Software Services — Software services income is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products. Computer and software consulting services are recognized over the period in which services are provided to customers.
Operating Expenses
Operating expenses includes indirect costs incurred to generate and acquire student loans, costs incurred to manage and administer the Company’s student loan portfolio and its financing transactions, costs incurred to service the Company’s student loan portfolio and the portfolios of third parties, costs incurred to provide tuition payment processing, campus commerce, enrollment, list management, software, and technical services to third parties, the depreciation and amortization of capital assets and intangible assets, and other general and administrative expenses. Operating expenses also includes employee termination benefits, lease termination costs, and the write-down of certain assets related to the Company’s September 2007 and January 2008 restructuring initiatives.
Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007
Net Interest Income

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	$ Change	2008	2007	$ Change
Interest income:
Loan interest	$284,468	437,251	(152,783)	911,140	1,251,391	(340,251)
Investment interest	9,118	21,023	(11,905)	29,914	61,231	(31,317)

Total interest income	293,586	458,274	(164,688)	941,054	1,312,622	(371,568)
Interest expense:
Interest on bonds and notes payable	234,016	393,875	(159,859)	791,621	1,112,263	(320,642)

Net interest income	59,570	64,399	(4,829)	149,433	200,359	(50,926)
Provision for loan losses	7,000	18,340	(11,340)	18,000	23,628	(5,628)

Net interest income after provision for loan losses	$52,570	46,059	6,511	131,433	176,731	(45,298)

•
Net interest income decreased for the three and nine months ended September 30, 2008 compared to 2007 as a result of the compression in the core student loan spread as discussed in this Item 2 under “Asset Generation and Management Operating Segment — Results of Operations.” Core student loan spread was 0.93% and 1.20% for the nine months ended September 30, 2008 and 2007, respectively, and 1.02% and 1.05% for the three months ended September 30, 2008 and 2007, respectively. The decrease was also due to an overall decrease in cash held in 2008 compared to 2007 and lower interest rates in 2008. The decreases to net interest income were offset by the amount of variable-rate floor income the Company earned during these periods. During the three and nine months ended September 30, 2008, the Company earned $1.6 million and $41.7 million, respectively, of variable-rate floor income, as compared to $0.6 million of variable-rate floor income earned during both the three and nine months ended September 30, 2007.

•
Excluding an expense of $15.7 million in September 2007 to increase the Company’s allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program in the third quarter of 2007, the provision for loan losses increased for the three and nine months ended September 30, 2008 compared to 2007. The provision for loan losses for federally insured loans increased as a result of the increase in risk share as a result of the loss of Exceptional Performer in September 2007. The provision for loan losses for non-federally insured loans increased primarily due to increases in delinquencies as a result of the continued weakening of the U.S. economy.

Other Income

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	$ Change	2008	2007	$ Change
Loan and guaranty servicing income	$30,633	33,040	(2,407)	81,650	95,116	(13,466)
Other fee-based income	45,887	38,025	7,862	132,617	116,316	16,301
Software services income	4,217	5,426	(1,209)	15,865	17,022	(1,157)
Other income	1,242	7,028	(5,786)	4,298	14,048	(9,750)
Gain (loss) on sale of loans	—	492	(492)	(47,426)	3,288	(50,714)
Derivative market value, foreign currency, and put option adjustments	6,085	18,449	(12,364)	(35,521)	11,866	(47,387)
Derivative settlements, net	789	(2,336)	3,125	45,989	7,100	38,889

Total other income	$88,853	100,124	(11,271)	197,472	264,756	(67,284)

•
“Loan and guaranty servicing income” decreased due to decreases in FFELP loan servicing income, non-federally insured loan servicing income, and guaranty servicing income as further discussed in this Item 2 under “Student Loan and Guaranty Servicing Operating Segment — Results of Operations.”

•
“Other fee-based income” increased due to an increase in the number of managed tuition payment plans and an increase in campus commerce and related clients in the Tuition Payment Processing and Campus Commerce Operating Segment, as well as an increase in lead generation sales volume in the Enrollment Services and List Management Operating Segment.

•
“Software services income” decreased as the result of a reduction in the number of projects for existing customers and the loss of customers due to the legislative developments in the student loan industry throughout 2008 in the Software and Technical Services Operating Segment.

•
“Other income” decreased for the three and nine months ended September 30, 2008 compared to 2007 due to a gain of $3.9 million from the sale of an entity accounted for under the equity method in September 2007. In addition, an agreement with a third party ended during the third quarter of 2007 under which the Company provided administrative services to the third party for a fee. The remaining change is a result of a decrease in income earned on certain investment activities.

•
The Company recognized a loss of $47.5 million during the first quarter of 2008 as a result of the sale of $1.3 billion of student loans as further discussed in this Item 2 under “Asset Generation and Management Operating Segment — Results of Operations.”

•
The change in “derivative market value, foreign currency, and put option adjustments” was caused by the change in the fair value of the Company’s derivative portfolio and foreign currency rate fluctuations which are further discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

•
Further detail of the components of derivative settlements is included in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.” The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133. Derivative settlements for each applicable period should be evaluated with the Company’s net interest income.

Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	$ Change	2008	2007	$ Change

Salaries and benefits	$44,739	55,757	(11,018)	136,422	177,222	(40,800)
Other expenses	58,930	63,228	(4,298)	168,065	183,638	(15,573)

Operating expenses, excluding impairment and restructure charges	103,669	118,985	$(15,316)	304,487	360,860	$(56,373)

Impairment expense	—	39,444		18,834	39,444
Restructure expense	—	15,016		7,107	15,016

Total operating expenses	$103,669	173,445		330,428	415,320

Excluding restructuring and impairment charges, operating expenses decreased $15.3 million and $56.4 million for the three and nine months ended September 30, 2008 compared to the same periods in 2007, respectively. The decreases are the result of cost savings from the September 2007 and January 2008 restructuring plans implemented by the Company. These plans resulted in the net reduction of approximately 700 positions in the Company’s overall workforce, leading to decreases in salaries and benefits and other expenses. The decrease is also a result of the Company capitalizing on the operating leverage of its business structure and strategies.

Operating expenses for the three and nine months ended September 30, 2008 includes $2.8 million of certain severance and retention costs associated with additional strategic decisions made in the third quarter of 2008. These costs are not included in restructure expense in the above table.
Income Taxes
The Company’s effective tax rate was 37.0% and 117.7% for the three and nine months ended September 30, 2008, compared to 39.1% and 37.9% for the same periods in 2007. The 2008 year-to-date tax expense and effective tax rate is the result of the year-to-date pre-tax loss and the various state gross receipts taxes and other items which are not deductible for tax purposes.
Additional information on the Company’s results of operations is included with the discussion of the Company’s operating segments in this Item 2 under “Operating Segments”.
Financial Condition as of September 30, 2008 compared to December 31, 2007

	As of	As of
	September 30,	December 31,	Change
	2008	2007	Dollars	Percent
Assets:
Student loans receivable, net	$26,376,269	26,736,122	(359,853)	(1.3)%
Cash, cash equivalents, and investments	1,454,881	1,120,838	334,043	29.8
Goodwill	175,178	164,695	10,483	6.4
Intangible assets, net	83,565	112,830	(29,265)	(25.9)
Fair value of derivative instruments	154,741	222,471	(67,730)	(30.4)
Other assets	725,381	805,827	(80,446)	(10.0)

Total assets	$28,970,015	29,162,783	(192,768)	(0.7)%

Liabilities:
Bonds and notes payable	$28,004,835	28,115,829	(110,994)	(0.4)%
Fair value of derivative instruments	22,929	5,885	17,044	289.6
Other liabilities	332,521	432,190	(99,669)	(23.1)

Total liabilities	28,360,285	28,553,904	(193,619)	(0.7)

Shareholders’ equity	609,730	608,879	851	0.1

Total liabilities and shareholders’ equity	$28,970,015	29,162,783	(192,768)	(0.7)%

The Company’s total assets decreased during 2008 primarily due to a decrease in student loans receivable as a result of a sale of $1.3 billion of student loans in 2008 as further discussed in this Item 2 under “Asset Generation and Management Operating Segment — Results of Operations” offset by loan originations and acquisitions, net of repayments and participations. Total liabilities decreased primarily due to a decrease in bonds and notes payable. This decrease is a result of the decrease in student loan funding obligations due to a decrease in the Company’s student loan portfolio offset by increased borrowings on the unsecured line of credit to provide equity funding support related to advances on the Company’s warehouse facilities.
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
Historically, the Company generated the majority of its revenue from net interest income earned in its Asset Generation and Management operating segment. In recent years, the Company has made several acquisitions that have expanded the Company’s products and services and has diversified its revenue — primarily from fee-based businesses. The Company currently offers a broad range of pre-college, in-college, and post-college products and services to students, families, schools, and financial institutions. These products and services help students and families plan and pay for their education and students plan their careers. The Company’s products and services are designed to simplify the education planning and financing process and are focused on providing value to students, families, and schools throughout the education life cycle. The Company continues to look for ways to diversify its sources of revenue, including those generated from businesses that are not dependent upon government programs, reducing legislative and political risk.
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

Segment Results and Reconciliations to GAAP

	Three months ended September 30, 2008
	Fee-Based
	Student	Tuition	Enrollment						“Base net
	Loan	Payment	Services	Software		Asset	Corporate		income”
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$304	396	6	—	706	290,039	2,010	(749)	1,580	293,586
Interest expense	—	—	1	—	1	224,272	10,492	(749)	—	234,016

Net interest income (loss)	304	396	5	—	705	65,767	(8,482)	—	1,580	59,570

Less provision for loan losses	—	—	—	—	—	7,000	—	—	—	7,000

Net interest income (loss) after provision for loan losses	304	396	5	—	705	58,767	(8,482)	—	1,580	52,570

Other income (expense):
Loan and guaranty servicing income	30,769	—	—	—	30,769	(136)	—	—	—	30,633
Other fee-based income	—	11,861	29,859	—	41,720	4,167	—	—	—	45,887
Software services income	—	—	—	4,217	4,217	—	—	—	—	4,217
Other income	6	1	—	—	7	(88)	1,323	—	—	1,242
Intersegment revenue	18,402	58	2	1,660	20,122	—	15,671	(35,793)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	6,085	6,085
Derivative settlements, net	—	—	—	—	—	789	—	—	—	789

Total other income (expense)	49,177	11,920	29,861	5,877	96,835	4,732	16,994	(35,793)	6,085	88,853

Operating expenses:
Salaries and benefits	13,876	6,236	5,805	4,138	30,055	1,980	14,179	(1,952)	477	44,739
Other expenses	10,632	2,132	20,416	568	33,748	5,354	13,477	(247)	6,598	58,930
Intersegment expenses	11,940	288	1,509	826	14,563	18,200	831	(33,594)	—	—

Total operating expenses	36,448	8,656	27,730	5,532	78,366	25,534	28,487	(35,793)	7,075	103,669

Income (loss) before income taxes	13,033	3,660	2,136	345	19,174	37,965	(19,975)	—	590	37,754
Income tax expense (benefit) (a)	4,823	1,354	790	128	7,095	14,047	(7,391)	—	218	13,969

Net income (loss) from continuing operations	8,210	2,306	1,346	217	12,079	23,918	(12,584)	—	372	23,785
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$8,210	2,306	1,346	217	12,079	23,918	(12,584)	—	372	23,785

(a) Beginning in 2008, the consolidated effective tax rate for each applicable quarterly period is used to calculate income taxes for each operating segment.

Three months ended September 30, 2008:
Before Tax Operating Margin	26.3%	29.7%	7.2%	5.9%	19.7%	59.8%

Three months ended September 30, 2007:
Before Tax Operating Margin — excluding restructure expense, impairment expense, and provision for loan losses related to the loss of Exceptional Performer	42.9%	36.3%	7.3%	26.7%	32.3%	49.2%

	Three months ended September 30, 2007
	Fee-Based
	Student	Tuition	Enrollment						“Base net
	Loan	Payment	Services	Software		Asset	Corporate		income”
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$1,182	990	110	—	2,282	454,053	1,875	(533)	597	458,274
Interest expense	—	—	1	—	1	384,793	9,614	(533)	—	393,875

Net interest income (loss)	1,182	990	109	—	2,281	69,260	(7,739)	—	597	64,399

Less provision for loan losses	—	—	—	—	—	18,340	—	—	—	18,340

Net interest income (loss) after provision for loan losses	1,182	990	109	—	2,281	50,920	(7,739)	—	597	46,059

Other income (expense):
Loan and guaranty servicing income	32,870	—	—	—	32,870	170	—	—	—	33,040
Other fee-based income	—	10,316	23,471	—	33,787	3,526	712	—	—	38,025
Software services income	—	—	169	5,257	5,426	—	—	—	—	5,426
Other income	—	31	—	—	31	1,181	5,816	—	—	7,028
Gain on sale of loans	—	—	—	—	—	492	—	—	—	492
Intersegment revenue	22,237	168	(37)	4,805	27,173	—	1,492	(28,665)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	18,449	18,449
Derivative settlements, net	—	—	—	—	—	(4,065)	1,729	—	—	(2,336)

Total other income (expense)	55,107	10,515	23,603	10,062	99,287	1,304	9,749	(28,665)	18,449	100,124

Operating expenses:
Salaries and benefits	21,961	5,312	8,095	6,537	41,905	6,154	9,691	2,292	503	60,545
Restructure expense- severance and contract termination costs	1,231	—	737	58	2,026	1,921	1,009	(4,956)	—	—
Impairment expense	—	—	11,401	—	11,401	28,291	9,812	—	—	49,504
Other expenses	8,565	2,029	13,809	689	25,092	7,429	19,822	168	10,885	63,396
Intersegment expenses	1,613	(15)	67	147	1,812	20,924	3,433	(26,169)	—	—

Total operating expenses	33,370	7,326	34,109	7,431	82,236	64,719	43,767	(28,665)	11,388	173,445

Income (loss) before income taxes	22,919	4,179	(10,397)	2,631	19,332	(12,495)	(41,757)	—	7,658	(27,262)
Income tax expense (benefit) (a)	8,709	1,588	(3,951)	1,000	7,346	(4,748)	(16,233)	—	2,971	(10,664)

Net income (loss) from continuing operations	14,210	2,591	(6,446)	1,631	11,986	(7,747)	(25,524)	—	4,687	(16,598)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	—	909	909

Net income (loss)	$14,210	2,591	(6,446)	1,631	11,986	(7,747)	(25,524)	—	5,596	(15,689)

(a)	Income taxes are based on 38% of net income (loss) before tax for the individual operating segment.

	Nine months ended September 30, 2008
	Fee-Based
	Student	Tuition	Enrollment						“Base net
	Loan	Payment	Services	Software		Asset	Corporate		income”
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations
Total interest income	$1,160	1,471	16	—	2,647	892,690	4,781	(1,389)	42,325	941,054
Interest expense	—	—	3	—	3	762,689	30,318	(1,389)	—	791,621

Net interest income (loss)	1,160	1,471	13	—	2,644	130,001	(25,537)	—	42,325	149,433

Less provision for loan losses	—	—	—	—	—	18,000	—	—	—	18,000

Net interest income (loss) after provision for loan losses	1,160	1,471	13	—	2,644	112,001	(25,537)	—	42,325	131,433

Other income (expense):
Loan and guaranty servicing income	81,624	—	—	—	81,624	26	—	—	—	81,650
Other fee-based income	—	35,975	83,148	—	119,123	13,494	—	—	—	132,617
Software services income	—	—	37	15,828	15,865	—	—	—	—	15,865
Other income	44	5	—	—	49	293	3,956	—	—	4,298
Loss on sale of loans	—	—	—	—	—	(47,426)	—	—	—	(47,426)
Intersegment revenue	57,008	242	2	4,993	62,245	—	46,844	(109,089)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	466	—	—	(35,987)	(35,521)
Derivative settlements, net	—	—	—	—	—	55,954	—	—	(9,965)	45,989

Total other income (expense)	138,676	36,222	83,187	20,821	278,906	22,807	50,800	(109,089)	(45,952)	197,472

Operating expenses:
Salaries and benefits	40,365	17,450	18,701	14,031	90,547	6,157	41,581	1,323	2,523	142,131
Restructure expense — severance and contract termination costs	747	—	282	487	1,516	1,845	3,746	(7,107)	—	—
Impairment expense	5,074	—	—	—	5,074	9,351	4,409	—	—	18,834
Other expenses	27,130	6,743	55,863	1,901	91,637	15,793	42,263	51	19,719	169,463
Intersegment expenses	35,040	1,045	4,936	1,562	42,583	57,754	3,019	(103,356)	—	—

Total operating expenses	108,356	25,238	79,782	17,981	231,357	90,900	95,018	(109,089)	22,242	330,428

Income (loss) before income taxes	31,480	12,455	3,418	2,840	50,193	43,908	(69,755)	—	(25,869)	(1,523)
Income tax expense (benefit) (a)	10,542	4,081	1,187	902	16,712	15,889	(22,824)	—	(7,984)	1,793

Net income (loss) from continuing operations	20,938	8,374	2,231	1,938	33,481	28,019	(46,931)	—	(17,885)	(3,316)
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	981	981

Net income (loss)	$20,938	8,374	2,231	1,938	33,481	28,019	(46,931)	—	(16,904)	(2,335)

(a) Beginning in 2008, the consolidated effective tax rate for each applicable quarterly period is used to calculate income taxes for each operating segment.

Nine months ended September 30, 2008:
Before Tax Operating Margin — excluding restructure expense, impairment expense, and the loss on sale of loans during the first quarter of 2008	26.7%	33.0%	4.4%	16.0%	20.2%	56.3%

Nine months ended September, 2007:
Before Tax Operating Margin — excluding restructure expense, impairment expense, and provision for loan losses related to the loss of Exceptional Performer	35.6%	36.0%	7.0%	26.9%	27.6%	53.7%

	Nine months ended September 30, 2007
	Fee-Based
	Student	Tuition	Enrollment						“Base net
	Loan	Payment	Services	Software		Asset	Corporate		income”
	and	Processing	and	and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	List	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Management	Services	Based	Management	Overhead	Reclassifications	Results	Operations
Total interest income	$4,607	2,670	290	18	7,585	1,301,947	6,230	(3,737)	597	1,312,622
Interest expense	—	7	5	—	12	1,084,792	31,196	(3,737)	—	1,112,263

Net interest income (loss)	4,607	2,663	285	18	7,573	217,155	(24,966)	—	597	200,359

Less provision for loan losses	—	—	—	—	—	23,628	—	—	—	23,628

Net interest income (loss) after provision for loan losses	4,607	2,663	285	18	7,573	193,527	(24,966)	—	597	176,731

Other income (expense):
Loan and guaranty servicing income	94,828	—	—	—	94,828	288	—	—	—	95,116
Other fee-based income	—	31,492	73,341	—	104,833	10,511	972	—	—	116,316
Software services income	—	—	456	16,566	17,022	—	—	—	—	17,022
Other income	11	59	—	—	70	4,329	9,649	—	—	14,048
Gain on sale of loans	—	—	—	—	—	3,288	—	—	—	3,288
Intersegment revenue	58,821	508	891	13,026	73,246	—	7,608	(80,854)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	11,866	11,866
Derivative settlements, net	—	—	—	—	—	(4,950)	12,050	—	—	7,100

Total other income (expense)	153,660	32,059	74,688	29,592	289,999	13,466	30,279	(80,854)	11,866	264,756

Operating expenses:
Salaries and benefits	66,988	15,312	26,486	18,869	127,655	20,600	34,669	(2,370)	1,456	182,010
Restructure expense- severance an dcontract termination costs	1,231	—	737	58	2,026	1,921	1,009	(4,956)		—
Impairment expense	—	—	11,401	—	11,401	28,291	9,812	—	—	49,504
Other expenses	26,219	6,522	42,957	2,224	77,922	22,940	58,762	168	24,014	183,806
Intersegment expenses	8,681	384	252	550	9,867	59,594	4,235	(73,696)	—	—

Total operating expenses	103,119	22,218	81,833	21,701	228,871	133,346	108,487	(80,854)	25,470	415,320

Income (loss) before income taxes	55,148	12,504	(6,860)	7,909	68,701	73,647	(103,174)	—	(13,007)	26,167
Income tax expense (benefit) (a)	20,956	4,752	(2,607)	3,006	26,107	27,986	(40,059)	—	(4,128)	9,906

Net income (loss) from continuing operations	34,192	7,752	(4,253)	4,903	42,594	45,661	(63,115)	—	(8,879)	16,261
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	—	(2,416)	(2,416)

Net income (loss)	$34,192	7,752	(4,253)	4,903	42,594	45,661	(63,115)	—	(11,295)	13,845

(a)	Income taxes are based on 38% of net income before tax for the individual operating segment.
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

	Student	Tuition	Enrollment
	Loan	Payment	Services	Software	Asset	Corporate
	and	Processing	and	and	Generation	Activity
	Guaranty	and Campus	List	Technical	and	and
	Servicing	Commerce	Management	Services	Management	Overhead	Total
	Three months ended September 30, 2008

Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	(9,030)	2,945	(6,085)
Amortization of intangible assets	1,165	1,889	3,258	286	—	—	6,598
Compensation related to business combinations	—	—	—	—	—	477	477
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(1,580)	—	(1,580)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—
Net tax effect (a)	(432)	(699)	(1,205)	(106)	3,926	(1,266)	218

Total adjustments to GAAP	$733	1,190	2,053	180	(6,684)	2,156	(372)

	Three months ended September 30, 2007

Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	(20,017)	1,568	(18,449)
Amortization of intangible assets	1,350	1,434	6,442	287	1,372	—	10,885
Compensation related to business combinations	—	—	—	—	—	503	503
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(597)	—	(597)
Income (loss) from discontinued operations, net of tax	(909)	—	—	—	—	—	(909)
Net tax effect (a)	(513)	(545)	(2,448)	(109)	7,312	(726)	2,971

Total adjustments to GAAP	$(72)	889	3,994	178	(11,930)	1,345	(5,596)

	Nine months ended September 30, 2008

Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	32,504	3,483	35,987
Amortization of intangible assets	3,586	5,937	9,193	858	145	—	19,719
Compensation related to business combinations	—	—	—	—	—	2,523	2,523
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(32,360)	—	(32,360)
Income (loss) from discontinued operations, net of tax	(981)	—	—	—	—	—	(981)
Net tax effect (a)	(1,182)	(1,954)	(3,045)	(284)	548	(2,067)	(7,984)

Total adjustments to GAAP	$1,423	3,983	6,148	574	837	3,939	16,904

	Nine months ended September 30, 2007

Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	(7,801)	(4,065)	(11,866)
Amortization of intangible assets	3,744	4,372	9,797	904	5,197	—	24,014
Compensation related to business combinations	—	—	—	—	—	1,456	1,456
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(597)	—	(597)
Income (loss) from discontinued operations, net of tax	2,416	—	—	—	—	—	2,416
Net tax effect (a)	(1,423)	(1,661)	(3,723)	(343)	1,216	1,806	(4,128)

Total adjustments to GAAP	$4,737	2,711	6,074	561	(1,985)	(803)	11,295

(a)
Beginning in 2008, tax effect is computed using the Company’s consolidated effective tax rate for each applicable quarterly period. In prior periods, tax effect was computed at 38%. The change in the value of the put options for prior periods (included in Corporate Activity and Overhead) was not tax effected as this is not deductible for income tax purposes.

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
Student Loan Servicing Volumes

	As of			As of
	September 30,			September 30,
	2008			2007
	Dollar		Percent	Dollar	Percent
	(dollars in millions)
Company	$25,248	(a)	70.3%	$25,491	76.1%
Third Party	10,661	(b)	29.7	8,026	23.9

	$35,909		100.0%	$33,517	100.0%

(a)
Approximately $410 million of these loans were disbursed on or after May 1, 2008 and are eligible to be sold to the Department of Education pursuant to its Purchase Commitment Program. The Department obtains all rights to service loans which it purchases as part of this program.

(b)
Approximately $671 million of these loans were disbursed on or after May 1, 2008 and may be eligible to be sold to the Department of Education pursuant to its Purchase Commitment Program. The Department obtains all rights to service loans which it purchases as part of this program.

Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	$ Change	2008	2007	$ Change
Net interest income after the provision for loan losses	$304	1,182	(878)	1,160	4,607	(3,447)

Loan and guaranty servicing income	30,769	32,870	(2,101)	81,624	94,828	(13,204)
Other income	6	—	6	44	11	33
Intersegment revenue	18,402	22,237	(3,835)	57,008	58,821	(1,813)

Total other income	49,177	55,107	(5,930)	138,676	153,660	(14,984)

Salaries and benefits	13,876	21,961	(8,085)	40,365	66,988	(26,623)
Restructure expense — severance and contract termination costs	—	1,231	(1,231)	747	1,231	(484)
Impairment expense	—	—	—	5,074	—	5,074
Other expenses	10,632	8,565	2,067	27,130	26,219	911
Intersegment expenses	11,940	1,613	10,327	35,040	8,681	26,359

Total operating expenses	36,448	33,370	3,078	108,356	103,119	5,237

“Base net income” before income taxes	13,033	22,919	(9,886)	31,480	55,148	(23,668)
Income tax expense	4,823	8,709	(3,886)	10,542	20,956	(10,414)

“Base net income”	$8,210	14,210	(6,000)	20,938	34,192	(13,254)

Before Tax Operating Margin	26.3%	40.7%		22.5%	34.8%

Before Tax Operating Margin — excluding restructure expense and impairment expense	26.3%	42.9%		26.7%	35.6%
Net interest income after the provision for loan losses. Investment income decreased as a result of an overall decrease in cash held in 2008 compared to 2007, as well as lower interest rates.

Loan and guaranty servicing income. Loan and guaranty servicing income for the three and nine months ended September 30, 2008 decreased from the same periods in 2007 as follows:

	Three months ended September 30,				Nine months ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Origination and servicing of FFEL Program loans	$14,041	14,785	(744)	(5.0)%	$38,854	42,689	(3,835)	(9.0)%

Origination and servicing of non-federally insured student loans	2,016	3,173	(1,157)	(36.5)	6,159	7,830	(1,671)	(21.3)

Servicing and support outsourcing for guaranty agencies	14,712	14,912	(200)	(1.3)	36,611	44,309	(7,698)	(17.4)

Loan and guaranty servicing income to external parties	$30,769	32,870	(2,101)	(6.4)%	$81,624	94,828	(13,204)	(13.9)%

•
FFELP loan servicing income decreased due to new servicing contracts being priced at lower rates and the loss of clients following the legislative developments in September 2007. This decrease is partially offset by an increase in loan servicing volume due to entering into new servicing contracts.

•	Non-federally insured loan servicing income decreased due to a significant customer ceasing to originate non-federally insured loans.

•
Servicing and support outsourcing for guaranty agencies decreased due to the termination of the Voluntary Flexible Agreement between the Department of Education and College Assist offset by an increase in the volume of guaranteed loans serviced and an increase in collections revenue. For the three months ended September 30, 2008, the change remained relatively flat due to an increase in collections revenue from rehabilitated loans.

Intersegment revenue. The decrease in intersegment revenue for the three and nine months ended September 30, 2008 compared to the same periods in 2007 was the result of a decrease in internal call center revenue due to the Company’s reduction in direct-to-consumer marketing offset by an increase in servicing volume and rates for internal customers.
Operating expenses. Operating expenses increased $3.1 million and $5.2 million for the three and nine months ended September 30, 2008 compared to the same period in 2007 as a result of the allocation of additional corporate overhead expenses, which were included in Corporate Activity and Overhead for the three and nine months ended September 30, 2007. Excluding restructuring and impairment charges and the increase in expenses associated with the variation in allocation methodologies, operating expenses decreased $1.7 million and $15.4 million for the three and nine months ended September 30, 2008 compared to the same period in 2007 as a result of cost savings from the Company’s September 2007 and January 2008 restructuring plans. Operating margins, excluding restructuring and impairment charges and the expenses associated with the variation in allocation methodologies, were 38.4% and 38.5% for the three and nine months ended September 30, 2008.

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
Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	$ Change	2008	2007	$ Change
Net interest income after the provision for loan losses	$396	990	(594)	1,471	2,663	(1,192)
Other fee-based income	11,861	10,316	1,545	35,975	31,492	4,483
Other income	1	31	(30)	5	59	(54)
Intersegment revenue	58	168	(110)	242	508	(266)

Total other income	11,920	10,515	1,405	36,222	32,059	4,163

Salaries and benefits	6,236	5,312	924	17,450	15,312	2,138
Other expenses	2,132	2,029	103	6,743	6,522	221
Intersegment expenses	288	(15)	303	1,045	384	661

Total operating expenses	8,656	7,326	1,330	25,238	22,218	3,020

“Base net income” before income taxes	3,660	4,179	(519)	12,455	12,504	(49)
Income tax expense	1,354	1,588	(234)	4,081	4,752	(671)

“Base net income”	$2,306	2,591	(285)	8,374	7,752	622

Before Tax Operating Margin	29.7%	36.3%		33.0%	36.0%
Net interest income after the provision for loan losses. Investment income decreased as a result of decreases in interest rates on cash held in 2008 compared to 2007.
Other fee-based income. Other fee-based income increased for the three and nine months ended September 30, 2008 compared to the same period in 2007 as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce clients.
Operating expenses. Operating expenses increased for the three and nine months ended September 30, 2008 compared to the same period in 2007 as a result of incurring additional costs associated with salaries and benefits, as well as other expenses, to support the increase in the number of managed tuition payment plans and campus commerce clients. In addition, the Company continues to invest in products, services, and technology to meet customer needs and support continued revenue growth. These investments increased 2008 operating expenses compared to 2007.

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
Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	$ Change	2008	2007	$ Change
Net interest income after the provision for loan losses	$5	109	(104)	13	285	(272)

Other fee-based income	29,859	23,471	6,388	83,148	73,341	9,807
Software services income	—	169	(169)	37	456	(419)
Intersegment revenue	2	(37)	39	2	891	(889)

Total other income	29,861	23,603	6,258	83,187	74,688	8,499

Salaries and benefits	5,805	8,095	(2,290)	18,701	26,486	(7,785)
Restructure expense — severance and contract termination costs	—	737	(737)	282	737	(455)
Impairment expense	—	11,401	(11,401)	—	11,401	(11,401)
Other expenses	20,416	13,809	6,607	55,863	42,957	12,906
Intersegment expenses	1,509	67	1,442	4,936	252	4,684

Total operating expenses	27,730	34,109	(6,379)	79,782	81,833	(2,051)

“Base net income (loss)” before income taxes	2,136	(10,397)	12,533	3,418	(6,860)	10,278
Income tax expense (benefit)	790	(3,951)	4,741	1,187	(2,607)	3,794

“Base net income (loss)”	$1,346	(6,446)	7,792	2,231	(4,253)	6,484

Before Tax Operating Margin	7.2%	(43.8%)		4.1%	(9.1%)

Before Tax Operating Margin — excluding restructure and impairment expense	7.2%	7.3%		4.4%	7.0%
Other fee-based income. Other fee-based income increased as a result of an increase in lead generation volume and an increase in other enrollment products and services, such as test preparation study guides and online courses, admissions consulting, and essay and resume editing services. This increase in income was offset by a decrease due to the impacts of the legislative developments in the student loan industry on the list marketing services offered by this segment. In addition, the Company reduced the number of student recognition publications it plans to offer. Excluding the income associated with the list marketing services and student recognition publications, other fee-based income increased approximately $6.7 million, or 32.3%, and $18.4 million, or 31.6%, for the three and nine months ended September 30, 2008 compared to the same periods in 2007.
Operating expenses. Excluding restructure and impairment charges, operating expenses increased $5.8 million, or 26.2%, and $9.8 million, or 14.1%, for the three and nine months ended September 30, 2008 compared to the same periods in 2007 as a result of an increase in costs associated with providing lead generation services and the allocation of additional corporate overhead expenses, which were included in Corporate Activity and Overhead for the three and nine months ended September 30, 2007. The increases in operating expenses were offset as a result of cost savings from the September 2007 and January 2008 restructuring plans, resulting in the decrease in salaries and benefits of $2.3 million and $7.8 million for the three and nine months ended September 30, 2008 compared to the same periods in 2007. Excluding intersegment expenses and restructure and impairment charges, the before tax operating margin was 12.2% and 10.4% for the three and nine months ended September 30, 2008.

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
Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	$ Change	2008	2007	$ Change
Net interest income after the provision for loan losses	$—	—	—	—	18	(18)

Software services income	4,217	5,257	(1,040)	15,828	16,566	(738)
Intersegment revenue	1,660	4,805	(3,145)	4,993	13,026	(8,033)

Total other income	5,877	10,062	(4,185)	20,821	29,592	(8,771)

Salaries and benefits	4,138	6,537	(2,399)	14,031	18,869	(4,838)
Restructure expense — severance and contract termination costs	—	58	(58)	487	58	429
Other expenses	568	689	(121)	1,901	2,224	(323)
Intersegment expenses	826	147	679	1,562	550	1,012

Total operating expenses	5,532	7,431	(1,899)	17,981	21,701	(3,720)

“Base net income” before income taxes	345	2,631	(2,286)	2,840	7,909	(5,069)
Income tax expense	128	1,000	(872)	902	3,006	(2,104)

“Base net income”	$217	1,631	(1,414)	1,938	4,903	(2,965)

Before Tax Operating Margin	5.9%	26.1%		13.6%	26.7%

Before Tax Operating Margin — excluding restructure expense	5.9%	26.7%		16.0%	26.9%
Software services income. Software services income decreased for the three and nine months ended September 30, 2008 compared to the same period in 2007 as the result of a reduction in the number of projects for existing customers and the loss of customers due to the legislative developments in the student loan industry throughout 2008.
Intersegment revenue. Intersegment revenue decreased for the three and nine months ended September 30, 2008 compared to the same periods in 2007 as a result of a decrease in projects for internal customers.
Operating expenses. The decrease in operating expenses was driven by a decrease in costs associated with salaries and benefits as a result of the decrease in projects for customers and the loss of customers due to legislative developments in the student loan industry. These decreases were partially offset by increases in operating expenses as a result of the allocation of additional corporate overhead expenses, which were included in Corporate Activity and Overhead for the three and nine months ended September 30, 2007. In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings. These investments increased 2008 operating expenses compared to 2007.

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
In addition to the student loan portfolio, all costs and activity associated with the generation of assets, funding of those assets, and maintenance of the debt transactions are included in this segment. This includes derivative activity and the related derivative market value and foreign currency adjustments. The Company is also able to leverage its capital market expertise by providing investment advisory services and other related services to third parties through a licensed broker-dealer subsidiary. Revenues and expenses for those functions are also included in the Asset Generation and Management segment.
Student Loan Portfolio
The table below outlines the components of the Company’s student loan portfolio:

	As of September 30, 2008		As of December 31, 2007
	Dollars	Percent	Dollars	Percent
Federally insured: (a) (b)
Stafford
Originated prior to 10/1/07	$6,780,214	25.7%	$6,624,009	24.8%
Originated on or after 10/1/07	689,097	2.6	101,901	0.4
PLUS/SLS
Originated prior to 10/1/07	428,037	1.6	414,708	1.5
Originated on or after 10/1/07	85,066	0.3	15,233	0.1
Consolidation
Originated prior to 10/1/07	17,427,448	66.2	18,646,993	69.8
Originated on or after 10/1/07	316,031	1.2	251,554	0.9
Non-federally insured	275,520	1.0	274,815	1.0

Total	26,001,413	98.6	26,329,213	98.5

Unamortized premiums and deferred origination costs	423,926	1.6	452,501	1.7
Allowance for loan losses:
Allowance — federally insured	(24,366)	(0.1)	(24,534)	(0.1)
Allowance — non-federally insured	(24,704)	(0.1)	(21,058)	(0.1)

	$26,376,269	100.0%	$26,736,122	100.0%

(a)
The College Cost Reduction Act reduced the yield on federally insured loans originated on or after October 1, 2007. As of September 30, 2008 and December 31, 2007, $221.6 million and $278.9 million, respectively, of federally insured student loans are excluded from the above table as these loans are accounted for as participation interests sold under an agreement with Union Bank which is further discussed in note 7 of the Company’s consolidated financial statements included in this Quarterly Report. As of September 30, 2008, $172.6 million of the loans accounted for as participation interests sold under this agreement were originated on or after October 1, 2007.

(b)
As of September 30, 2008, $429.2 million of federally insured student loans were eligible to be sold or participated to the Department under the Department’s Loan Purchase Commitment and Participation Programs, of which $263.9 million were participated to the Department under the Participation Program.

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

The following table sets forth the activity of loans originated or acquired through each of the Company’s channels:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Beginning balance	$25,612,126	25,746,000	26,329,213	23,414,468
Direct channel:
Consolidation loan originations	44	914,842	69,073	2,815,791
Less consolidation of existing portfolio	(27)	(537,539)	(28,474)	(1,450,326)

Net consolidation loan originations	17	377,303	40,599	1,365,465
Stafford/PLUS loan originations	416,721	426,740	952,050	923,450
Branding partner channel	334,685	125,220	935,992	583,213
Forward flow channel	114,488	178,226	517,548	946,342
Other channels	—	24,373	55,922	791,087

Total channel acquisitions	865,911	1,131,862	2,502,111	4,609,557

Repayments, claims, capitalized interest, participations, and other	(369,940)	(479,512)	(1,255,183)	(1,112,878)
Consolidation loans lost to external parties	(106,684)	(200,719)	(282,951)	(627,473)
Loans sold	—	(17,661)	(1,291,777)	(103,704)

Ending balance	$26,001,413	26,179,970	26,001,413	26,179,970

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
During July 2008, the Company purchased approximately $440 million of student loans from certain branding partner and forward flow lenders of which such purchases were previously deferred. These loans were financed in the Company’s FFELP warehouse facility prior to the term-out of this agreement.
On May 7, 2008, the President signed into law the Ensuring Continued Access to Student Loans Act. This legislation contains provisions that expand the federal government’s support of financing the cost of higher education. Among other things, the Ensuring Continued Access to Student Loans Act :
•	Increases statutory limits on annual and aggregate borrowing for FFELP loans; and

•	Allows the Department to act as a secondary market and enter into agreements with lenders to purchase certain FFELP loans or participation interests in those loans.
As a result of this legislation, the Departments of Education and Treasury developed a plan to implement the Ensuring Continued Access to Student Loans Act. Among other things, this plan:
•	Allows the Department to purchase certain loans from lenders for the 2008-2009 academic year and offers lenders access to short-term liquidity; and
•	Commits to continue working with the FFELP community to explore programs to reengage the capital markets in the long-run.
On May 22, 2008, the Company announced that, as a result of the above plan, it would continue originating new federal student loans for the 2008-2009 academic year to all students regardless of the school they attend. On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the extension of the Department’s Participation Program and Purchase Program from September 30, 2009 to September 30, 2010. Management of the Company is encouraged by these developments; however, until the Department provides additional details regarding the programs, the Company is unable to determine the full impact these programs will have on the Company’s origination volume.

Activity in the Allowance for Loan Losses
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company’s allowance for loan losses is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Balance at beginning of period	$47,909	27,140	45,592	26,003
Provision for loan losses:
Federally insured loans	4,500	17,040	12,000	20,158
Non-federally insured loans	2,500	1,300	6,000	3,470

Total provision for loan losses	7,000	18,340	18,000	23,628
Charge-offs, net of recoveries:
Federally insured loans	(4,218)	(1,327)	(11,418)	(3,852)
Non-federally insured loans	(1,621)	(139)	(2,354)	(594)

Net charge-offs	(5,839)	(1,466)	(13,772)	(4,446)
Sale of federally insured loans	—	—	(750)	—
Sale of non-federally insured loans	—	—	—	(1,171)

Balance at end of period	$49,070	44,014	49,070	44,014

Allocation of the allowance for loan losses:
Federally insured loans	$24,366	23,907	24,366	23,907
Non-federally insured loans	24,704	20,107	24,704	20,107

Total allowance for loan losses	$49,070	44,014	49,070	44,014

Net loan charge-offs as a percentage of average student loans	0.090%	0.023%	0.070%	0.024%
Total allowance as a percentage of average student loans	0.188%	0.170%	0.187%	0.177%
Total allowance as a percentage of ending balance of student loans	0.189%	0.168%	0.189%	0.168%
Non-federally insured allowance as a percentage of the ending balance of non-federally insured loans	8.966%	7.995%	8.966%	7.995%
Average student loans	$26,035,006	25,866,660	26,220,486	24,799,585
Ending balance of student loans	26,001,413	26,179,970	26,001,413	26,179,970
Ending balance of non-federally insured loans	275,520	251,503	275,520	251,503
The allowance for loan losses increased during the three and nine months ended September 30, 2008 compared to the same period in 2007 as a result of the elimination of the Exceptional Performer program. Due to the elimination of this program, the Company recorded an expense of $15.7 million in September 2007 to increase the Company’s allowance for loan losses related to the increase in risk share.
Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company’s student loan delinquency amounts:

	As of September 30, 2008		As of December 31, 2007
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment(1)	$8,250,265		$7,115,505
Loans in forebearance(2)	2,527,052		3,015,456
Loans in repayment status:
Loans current	13,171,661	88.1%	13,937,702	87.5%
Loans delinquent 31-60 days(3)	557,788	3.7	682,956	4.3
Loans delinquent 61-90 days(3)	267,665	1.8	353,303	2.2
Loans delinquent 91 days or greater(4)	951,462	6.4	949,476	6.0

Total loans in repayment	14,948,576	100.0%	15,923,437	100.0%

Total federally insured loans	$25,725,893		$26,054,398

Non-Federally Insured Loans:
Loans in-school/grace/deferment(1)	$103,833		$111,946
Loans in forebearance(2)	8,921		12,895
Loans in repayment status:
Loans current	154,130	94.7%	142,851	95.3%
Loans delinquent 31-60 days(3)	3,005	1.9	3,450	2.3
Loans delinquent 61-90 days(3)	2,325	1.4	1,247	0.8
Loans delinquent 91 days or greater(4)	3,306	2.0	2,426	1.6

Total loans in repayment	162,766	100.0%	149,974	100.0%

Total non-federally insured loans	$275,520		$274,815

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

Student Loan Spread Analysis
The following table analyzes the student loan spread on the Company’s portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Student loan yield	5.38%	7.83%	5.69%	7.87%
Consolidation rebate fees	(0.72)	(0.76)	(0.74)	(0.77)
Premium and deferred origination costs amortization	(0.33)	(0.36)	(0.35)	(0.36)

Student loan net yield	4.33	6.71	4.60	6.74
Student loan cost of funds (a)	(3.29)	(5.65)	(3.50)	(5.54)

Student loan spread	1.04	1.06	1.10	1.20
Variable-rate floor income, net of settlements on derivatives (b)	(0.02)	(0.01)	(0.17)	—

Core student loan spread	1.02%	1.05%	0.93%	1.20%

Average balance of student loans	$26,035,006	25,866,660	26,220,486	24,799,585
Average balance of debt outstanding	26,769,955	27,321,874	27,120,342	26,293,342

(a)
The student loan cost of funds includes the effects of net settlement costs on the Company’s derivative instruments (excluding the net settlements of $1.7 million and $12.1 million, for the three and nine months ended September 30, 2007, respectively, on those derivatives no longer hedging student loan assets).

(b)
The Company entered into interest rate swaps with effective dates beginning in January 2008 to hedge a portion of the variable-rate floor income. Settlements on these derivatives are presented as part of the Company’s statutory calculation of variable-rate floor income. The maturity date for these derivatives was June 30, 2008.

As noted in Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, the Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating fixed rate floor income which is included in its core student loan spread. The majority of these loans are consolidation loans that earn the greater of the borrower rate or 2.64% above the average commercial paper rate during the calendar quarter. When excluding fixed rate floor income, the Company’s core student loan spread was 0.92% and 0.80% for the three and nine months ended September 30, 2008, respectively, and 1.04% and 1.16% for the three and nine months ended September 30, 2007, respectively.

The compression of the Company’s core student loan spread during the three and nine months ended September 30, 2008 compared to 2007 was the result of the following items:
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

•
The spread to LIBOR on asset-backed securities transactions has increased significantly since August 2007. Since August 2007, the Company has issued $6.0 billion of notes in asset-backed securities transactions ($1.5 billion in August 2007, $1.2 billion in March 2008, $1.9 billion in April 2008, and $1.3 billion in May 2008). The increase in costs on these transactions from historical levels have had and will continue to have a negative impact on the Company’s student loan net interest income. The increased spread to LIBOR on asset-backed securities transactions is shown in the below table:

•
As a result of the passage of the College Cost Reduction and Access Act of 2007, the yield on FFELP loans originated after October 1, 2007 was reduced. As of September 30, 2008, the Company had $1.1 billion of FFELP loans originated after October 1, 2007. The core student loan spread on FFELP loans originated after October 1, 2007 for both the three and nine months ended September 30, 2008 was approximately 40 to 50 basis points.

The decrease in the Company’s core student loan spread was offset by a non-recurring benefit related to the Company’s cost of funds related to certain of its asset-backed securities. The interest rates on approximately $2.0 billion of the Company’s asset-backed securities are set and periodically reset via a “dutch auction” (“Auction Rate Securities”). As previously disclosed, the auction process to establish the rates on the Auction Rate Securities has failed. As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the governing documents. During the three and nine month periods ended September 30, 2008, the Company paid favorable interest rates on the majority of its Auction Rate Securities as a result of the application of certain of these maximum rate auction provisions in the underlying documents for such financings.

Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	$ Change	2008	2007	$ Change
Net interest income after the provision for loan losses	$58,767	50,920	7,847	112,001	193,527	(81,526)

Loan and guaranty servicing income	(136)	170	(306)	26	288	(262)
Other fee-based income	4,167	3,526	641	13,494	10,511	2,983
Other income	(88)	1,181	(1,269)	293	4,329	(4,036)
Gain (loss) on sale of loans	—	492	(492)	(47,426)	3,288	(50,714)
Derivative market value, foreign currency, and put option adjustments	—	—	—	466	—	466
Derivative settlements, net	789	(4,065)	4,854	55,954	(4,950)	60,904

Total other income	4,732	1,304	3,428	22,807	13,466	9,341

Salaries and benefits	1,980	6,154	(4,174)	6,157	20,600	(14,443)
Restructure expense — severance and contract termination costs	—	1,921	(1,921)	1,845	1,921	(76)
Impairment expense	—	28,291	(28,291)	9,351	28,291	(18,940)
Other expenses	5,354	7,429	(2,075)	15,793	22,940	(7,147)
Intersegment expenses	18,200	20,924	(2,724)	57,754	59,594	(1,840)

Total operating expenses	25,534	64,719	(39,185)	90,900	133,346	(42,446)

“Base net income (loss)” before income taxes	37,965	(12,495)	50,460	43,908	73,647	(29,739)
Income tax expense (benefit)	14,047	(4,748)	18,795	15,889	27,986	(12,097)

“Base net income (loss)”	$23,918	(7,747)	31,665	28,019	45,661	(17,642)

Before Tax Operating Margin	59.8%	(23.9%)		32.6%	35.6%

Before Tax Operating Margin — excluding restructure expense, impairment expense, provision for loan losses related to the loss of Exceptional Performer, and the loss on sale of loans during the first quarter 2008	59.8%	49.2%		56.3%	53.7%
Net interest income after the provision for loan losses

	Three months ended September 30,		Change
	2008	2007	Dollars	Percent

Loan interest	$351,331	509,596	(158,265)	(31.1)%
Consolidation rebate fees	(47,105)	(49,492)	2,387	4.8
Amortization of loan premiums and deferred origination costs	(21,338)	(23,450)	2,112	9.0

Total loan interest	282,888	436,654	(153,766)	(35.2)
Investment interest	7,151	17,399	(10,248)	(58.9)

Total interest income	290,039	454,053	(164,014)	(36.1)

Interest on bonds and notes payable	223,523	384,793	(161,270)	(41.9)
Intercompany interest	749	—	749	N/A
Provision for loan losses	7,000	18,340	(11,340)	(61.8)

Net interest income after provision for loan losses	$58,767	50,920	7,847	15.4%

•
The average student loan portfolio increased $0.2 billion, or 0.7%, for the three months ended September 30, 2008 compared to the same period in 2007. The increase in average loans was offset by a decrease in the yield earned on student loans. Loan interest income decreased $158.3 million as a result of these factors.

•	Consolidation rebate fees decreased due to the $0.9 billion, or 4.6%, decrease in the average consolidation portfolio.

•	The amortization of loan premiums and deferred origination costs decreased as a result of reduced costs to acquire or originate loans.

•	Investment income decreased as a result of an overall decrease in average cash held in 2008 as compared to 2007, as well as lower interest rates.

•
Interest expense decreased as a result of a decrease in interest rates on the Company’s variable rate debt which lowered the Company’s cost of funds (excluding net derivative settlements) to 3.32% for the three months ended September 30, 2008 compared to 5.59% for the same period a year ago. In addition, average debt decreased by $0.6 billion, or 2.0%, for the three months ended September 30, 2008 compared to the same period in 2007.

•
Excluding an expense of $15.7 million in September 2007 to increase the Company’s allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program in the third quarter of 2007, the provision for loan losses increased for the three months ended September 30, 2008 compared to 2007. The provision for loan losses for federally insured loans increased as a result of the increase in risk share as a result of the loss of Exceptional Performer in September 2007. The provision for loan losses for non-federally insured loans increased primarily due to increases in delinquencies as a result of the continued weakening of the U.S. economy.

	Nine months ended September 30,		Change
	2008	2007	Dollars	Percent

Loan interest	$1,083,078	1,461,594	(378,516)	(25.9)%
Consolidation rebate fees	(144,680)	(143,657)	(1,023)	(0.7)
Amortization of loan premiums and deferred origination costs	(69,583)	(67,143)	(2,440)	(3.6)

Total loan interest	868,815	1,250,794	(381,979)	(30.5)
Investment interest	23,875	51,153	(27,278)	(53.3)

Total interest income	892,690	1,301,947	(409,257)	(31.4)

Interest on bonds and notes payable	761,300	1,081,588	(320,288)	(29.6)
Intercompany interest	1,389	3,204	(1,815)	(56.6)
Provision for loan losses	18,000	23,628	(5,628)	(23.8)

Net interest income after provision for loan losses	$112,001	193,527	(81,526)	(42.1)%

•
The average student loan portfolio increased $1.4 billion, or 5.7%, for the nine months ended September 30, 2008 compared to the same period in 2007. The increase in average loans was offset by a decrease in the yield earned on student loans. Loan interest income decreased $378.5 million as a result of these factors.

•	Consolidation rebate fees increased due to the $0.5 billion, or 2.8%, increase in the average consolidation loan portfolio.
•
The amortization of loan premiums and deferred origination costs increased as a result of an increase in the average student loan portfolio offset as a result of reduced costs to acquire or originate loans.

•	Investment income decreased as a result of an overall decrease in average cash held in 2008 as compared to 2007, as well as lower interest rates.
•
Interest expense decreased as a result of a decrease in interest rates on the Company’s variable rate debt which lowered the Company’s cost of funds (excluding net derivative settlements) to 3.75% for the nine months ended September 30, 2008 compared to 5.52% for the same period a year ago. This was offset by a $0.8 billion, or 3.2%, increase in average debt for the nine months ended September 30, 2008 compared to the same period in 2007.

•
Excluding an expense of $15.7 million in September 2007 to increase the Company’s allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program in the third quarter of 2007, the provision for loan losses increased for the nine months ended September 30, 2008 compared to 2007. The provision for loan losses for federally insured loans increased as a result of the increase in risk share as a result of the loss of Exceptional Performer in September 2007. The provision for loan losses for non-federally insured loans increased primarily due to increases in delinquencies as a result of the continued weakening of the U.S. economy.

Other fee-based income. Borrower late fees increased $0.7 million and $2.5 million for the three and nine months ended September 30, 2008 compared to the same periods in 2007.

Other income. Other income decreased due to the elimination of an agreement with a third party during the third quarter of 2007 under which the Company provided administrative services to the third party for a fee.
Gain (loss) on sale of loans. The Company sold $857.8 million (par value) of federally insured student loans resulting in the recognition of a loss of $30.4 million on March 31, 2008. In addition, on April 8, 2008, the Company sold $428.6 million (par value) of federally insured student loans. The Company recognized a loss of $17.1 million during the three month period ended March 31, 2008 as a result of marking these loans to fair value. Combined, the portfolios sold on March 31, 2008 and April 8, 2008 sold for a purchase price of approximately 98% of the par value of such loans. As a result of the disruptions in the debt and secondary markets, the Company sold these loan portfolios in order to reduce the amount of student loans remaining under the Company’s multi-year committed financing facility for FFELP loans which reduced the Company’s exposure to certain equity support provisions included in this facility.
Operating expenses. Excluding the restructure and impairment charges, operating expenses decreased $9.0 million, or 26.0%, and $23.4 million, or 22.7%, for the three and nine months ended September 30, 2008 compared to same periods in 2007. This decrease is a result of the September 2007 and January 2008 restructuring plans.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s fee-based businesses are not capital intensive businesses and all of these businesses produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to these segments. Therefore, the majority of the Liquidity and Capital Resources discussion is concentrated on the Company’s Asset Generation and Management operating segment. The Company has historically utilized operating cash flow, secured financing transactions (which include warehouse facilities and asset-backed securitizations), operating lines of credit, and other borrowing arrangements to fund its Asset Generation and Management operations and student loan acquisitions. In addition, the Company uses operating cash flow, borrowings on its unsecured line of credit, and unsecured debt offerings to fund corporate activities, business acquisitions, and repurchases of common stock. The Company has also used its common stock to partially fund certain business acquisitions. The Company has a universal shelf registration statement with the SEC which allows the Company to sell up to $750.0 million of securities that may consist of common stock, preferred stock, unsecured debt securities, warrants, stock purchase contracts, and stock purchase units. The terms of any securities are established at the time of the offering. This shelf registration statement expires in December 2008.
The following table summarizes the Company’s bonds and notes outstanding as of September 30, 2008:

	As of September 30, 2008
	Carrying	Interest rate
	amount	range	Final maturity

Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,891,535	2.79% - 5.07%	09/25/13 - 06/25/41
Bonds and notes based on auction or remarketing (b)	2,771,445	0.00% - 9.01%	11/01/09 - 07/01/43

Total variable-rate bonds and notes	23,662,980

Commercial paper — FFELP facility (c)	2,525,410	2.54% - 3.94%	05/09/10
Commercial paper — private loan facility (c)	132,020	3.14%	03/14/09
Fixed-rate bonds and notes (a)	205,435	5.30% - 6.68%	11/01/09 - 05/01/29
Unsecured fixed rate debt	475,000	5.13% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	645,000	2.90% - 3.65%	05/08/12
Department of Education Participation	263,920	3.25%	09/30/09
Other borrowings	95,070	4.09% - 5.10%	05/22/09 - 11/01/15

	$28,004,835

(a)	Issued in asset-backed securitizations.

(b)
As of September 30, 2008, the Company had $165 million of bonds based on an auction rate of 0%, due to the Maximum Rate auction provisions in the underlying documents for such financings. The Maximum Rate provisions include multiple components, one of which is based on T-bill rates. The T-bill component calculation for these bonds produced negative rates, which resulted in auction rates of zero percent for the applicable period.

(c)	Loan warehouse facilities.

Secured Financing Transactions
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
On July 31, 2008, the Company did not renew its liquidity provisions on its FFELP loan warehouse facility. Accordingly, the facility became a term facility and no new loan originations could be funded with this facility. In August 2008, the Company accessed alternative sources of funding to originate new FFELP student loans, including the Department of Education’s Loan Participation Program (“Participation Program”), and an existing facility with Union Bank which are further discussed below.
Loan warehouse facilities
Student loan warehousing has historically allowed the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. The Company has historically relied upon three conduit warehouse loan financing vehicles to support its funding needs on a short-term basis: a multi-year committed facility for FFELP loans, a $250.0 million private loan warehouse for non-federally insured student loans, and a single-seller extendible commercial paper conduit for FFELP loans.
FFELP Warehouse Facility
The Company’s multi-year committed facility for FFELP loans terminates in May 2010 and was supported by 364-day liquidity which was up for renewal on May 9, 2008. The Company obtained an extension on this renewal until July 31, 2008. On July 31, 2008, the Company did not renew the liquidity provisions of this facility. Accordingly, as of July 31, 2008, the facility became a term facility with a final maturity date of May 9, 2010. Pursuant to the terms of the agreement, since liquidity was not renewed, the Company’s cost of financing under this facility increased 10 basis points. The agreement also includes provisions which allow the banks to charge a rate equal to LIBOR plus 128.5 basis points if they choose to finance their portion of the facility with sources of funds other than their commercial paper conduit. In addition, the FFELP warehouse facility has a provision requiring the Company to refinance or remove 75% of the pledged collateral on an annual basis. The Company believes it has met this requirement for the annual period ending in May 2009. However, the Company does have an obligation to remove approximately $30 million of loans by December 31, 2008 because these loans were partially disbursed when the facility was termed-out on July 31, 2008. Under the current terms of the facility, the remaining collateral will need to be refinanced or removed by May 9, 2010. As of September 30, 2008 and November 7, 2008, $2.5 billion and $2.1 billion, respectively, was outstanding under this facility.
The terms and conditions of the Company’s warehouse facility for FFELP loans provide for mark-to-market advance rates. On October 22, 2008, the Company posted $165.5 million in additional funds to the facility based on this mark-to-market provision. While the Company does not believe that the loan valuation formula is reflective of the actual fair value of its loans, it is subject to compliance with such mark-to-market provisions of the warehouse facility agreement. As of September 30, 2008 and November 7, 2008, the Company had a cumulative amount of $209.1 million and $374.6 million, respectively, posted as equity funding support for this facility.
The Company has utilized its $750.0 million unsecured line of credit to fund equity advances on its warehouse facility. As of November 7, 2008, the Company has $691.5 million outstanding under this line of credit. The line of credit terminates in May 2012.
Continued dislocations in the credit markets may cause additional volatility in the loan valuation formula. Should a significant change in the valuation of loans result in additional required equity funding support for the warehouse facility greater than what the Company can provide and the Company has not amended the facility as discussed below, the warehouse facility could be subject to an event of default resulting in a termination of the facility and an acceleration of the repayment provisions. A default on the FFELP warehouse facility would result in an event of default on the Company’s unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.
To reduce the Company’s exposure from the mark-to-market advance rate provision included in the FFELP warehouse facility, the Company has signed a letter agreement engaging Banc of America Securities LLC to arrange an amendment of certain of the Company’s credit facilities, including but not limited to an amendment to place a floor on the valuation of collateral in the Company’s FFELP loan warehouse line of credit for which Bank of America, N.A. acts as administrative agent. Banc of America Securities LLC has commenced the amendment process and together with the Company is seeking the approval of the Company’s lenders of a proposed amendment of such credit facilities on mutually agreeable terms. In addition, the Company continues to look at various alternatives to remove loans from the warehouse facility including other financing arrangements and/or selling loans to third parties.
In addition, on November 8, 2008, the Department announced they intend to provide liquidity support to one or more conforming asset backed commercial paper conduits to purchase and provide longer-term financing for FFELP loans. While details of this conduit are forthcoming, it is intended that all fully-disbursed non-consolidation FFELP loans awarded between October 1, 2003 and July 1, 2009 will be eligible for inclusion. As of November 7, 2008, the Company had approximately $900 million of loans included in its warehouse facility that would be eligible for this proposed conduit program.
Private Loan Warehouse Facility
The private loan warehouse facility, which terminates on March 14, 2009, is an uncommitted facility that is offered to the Company by a banking partner. As of September 30, 2008 and November 7, 2008, $132.0 million was outstanding under this facility. New advances are also subject to approval by the sponsor bank, and the Company believes it is unlikely such approval would be granted in the future. The Company guarantees the performance of the assets in the private loan warehouse facility. This facility provides for advance rates on subject collateral which require certain levels of equity enhancement support. As of September 30, 2008 and November 7, 2008, the Company had $50.5 million utilized as equity funding support based on provisions of this agreement. There can be no assurance that the Company will be able to maintain this conduit facility, find alternative funding, or make adequate equity contributions, if necessary. While the Company’s bank supported facilities have historically been renewed for successive terms, there can be no assurance that this will continue in the future. In January 2008, the Company suspended originating private loans.

The Company has an obligation to reduce the amount outstanding in this facility approximately $30 million by December 15, 2008. The Company plans to sell loans in the facility and/or other unencumbered private loan assets and/or use operating cash to satisfy this obligation.
Commercial Paper Warehouse Program
In August 2006, the Company established a $5.0 billion extendable commercial paper warehouse program for FFELP loans, under which it can issue one or more short-term extendable secured liquidity notes. As of September 30, 2008, no notes were outstanding under this warehouse program. As a result of the disruption of the credit markets, there is no market for the issuance of notes under this facility. Management believes it is currently unlikely a market will exist in the foreseeable future.
Asset-backed securitizations
Of the $28.0 billion of debt outstanding as of September 30, 2008, $23.9 billion was issued under term asset-backed securitizations. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market. As a result of the disruptions in the credit markets, the Company may not be able to issue asset-backed financings at rates historically achieved by the Company, at levels equal to or less than other financing agreements, or at levels otherwise considered beneficial to the Company. Accordingly, the Company’s operational and financial results may be negatively impacted. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction or remarketing procedure.
LIBOR based notes
As of September 30, 2008, the Company had $20.9 billion of notes issued under asset-backed securitizations that primarily reprice at a fixed spread to three month LIBOR and are structured to substantially match the maturity of the funded assets. These notes fund FFELP student loans that are predominantly set based on a spread to three month commercial paper. The three month LIBOR and three month commercial paper indexes have been highly correlated historically. Based on cash flows developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from these transactions will be approximately $1.4 billion. These cash flows consist of net spread and servicing and administrative revenue in excess of estimated cost.
The Company has certain LIBOR-indexed notes that match the maturity of the funded assets, however, must periodically be remarketed by the Company. Upon remarketing, the interest rates on the notes are reset. The Company also has the option to repurchase the notes prior to a failed remarketing and hold the notes as an investment until such time they can be remarketed. In the event the notes cannot be remarketed and they are not repurchased by the Company, the interest rate steps up to and remains at 3-month LIBOR plus 75 basis points until such time they can be successfully remarketed or purchased by the Company. The Company has $130 million and $200 million of notes due to be remarketed on November 25, 2008 and May 25, 2009, respectively, and an additional $950 million and $115 million to be remarketed in 2016 and 2018, respectively.
Auction or remarketing based notes
The interest rates on certain of the Company’s asset-backed securities are set and periodically reset via a “dutch auction” (“Auction Rate Securities”) or through a remarketing utilizing broker-dealers and remarketing agents (“Variable Rate Demand Notes”). The Company is currently sponsor on approximately $1.9 billion of Auction Rate Securities and $0.8 billion of Variable Rate Demand Notes.
For Auction Rate Securities, investors and potential investors submit orders through a broker-dealer as to the principal amount of notes they wish to buy, hold, or sell at various interest rates. The broker-dealers submit their clients’ orders to the auction agent, who then determines the clearing interest rate for the upcoming period. Interest rates on these Auction Rate Securities are reset periodically, generally every 7 to 35 days, by the auction agent or agents. During the first quarter of 2008, as part of the credit market crisis, several auction rate securities from various issuers failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. Since February 8, 2008, the Company’s Auction Rate Securities have failed in this manner. Under normal conditions, banks have historically stepped in when investor demand is weak. However, banks have been allowing these auctions to fail.
As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the commercial paper, governing documents, or indenture. While these rates will vary by the trust structure the notes were issued from as well as the class and rating of the security, they will generally be based on a spread to LIBOR, commercial paper, or Treasury Securities. Based on the relative levels of these indices as of September 30, 2008, the rates expected to be paid by the Company range from 91-day T-Bill plus 125 basis points, on the low end, to LIBOR plus 250 basis points, on the high end.

During the three month period ended September 30, 2008, the Company paid favorable interest rates on the majority of its Auction Rate Securities as a result of the application of certain of these maximum rate auction provisions in the underlying documents for such financings.
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
Funding New FFELP Student Loan Originations
Department of Education’s Loan Participation and Purchase Commitment Programs
On July 1, 2008, pursuant to the Ensuring Continued Access to Student Loans Act, the Department of Education announced terms under which it will offer to purchase certain FFELP student loans and participation interests in certain FFELP student loans from FFELP lenders. Under the Department’s Purchase Program, the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Under the Participation Program, the Department provides interim short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program must be either refinanced by the lender or sold to the Department pursuant to the Purchase Program prior to its expiration on September 30, 2009. To be eligible for purchase or participation under the Department’s programs, loans must be FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, with eligible borrower benefits.
On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the extension of the Participation Program and Purchase Program from September 30, 2009 to September 30, 2010. The Department has provided preliminary guidance relating to the extension and has indicated that programs similar to the Participation Program and Purchase Program will be implemented for the 2009-2010 academic year along with providing liquidity support for one or more asset backed commercial paper conduits for FFELP Stafford and PLUS loans awarded between October 1, 2003 and July 1, 2009. The Department has indicated that loans for the 2008-2009 academic year which are funded under the Department’s Participation Program will need to be refinanced or sold to the Department prior to September 30, 2009. Management understands that such loans will not be eligible for participation under the Department’s 2009-2010 Participation Program, but should be eligible for refinancing through the Department’s commercial paper conduit program. Management of the Company is encouraged by these developments; however, until the Department provides additional details regarding the programs, the Company is unable to determine the full impact these programs will have on the Company.
The Company has completed and filed all relevant documents to participate in the Department of Education’s Participation Program and began to utilize the Participation Program in the third quarter of 2008 to fund a significant portion of its loan originations for the 2008-2009 academic year. As of September 30, 2008 and November 7, 2008, $263.9 million and $504.4 million of loans, respectively, were funded using the Participation Program.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day term upon termination of the participation certificate. As of September 30, 2008 and November 7, 2008, $221.6 million and $335.3 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million. Loans participated under this agreement qualify as a sale pursuant to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

Operating Lines of Credit
The Company has a $750.0 million unsecured line of credit that terminates in May 2012. As of September 30, 2008, there was $645.0 million outstanding on this line and $105.0 million available for future use. The weighted average interest rate on this line of credit was 3.44% as of September 30, 2008. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary. As discussed previously, the Company may need to fund certain loans or provide equity funding support related to advance rates on its warehouse facilities. As of November 7, 2008, the Company has contributed $425.1 million in equity funding support to these facilities. The Company has funded these contributions primarily by advances on its operating line of credit. As of November 7, 2008, the Company has $691.5 million outstanding under this line of credit and $58.5 million available for future uses. The lending commitment on the Company’s unsecured line of credit is provided by multiple banks. Lehman Brothers Bank, FSB (“Lehman Bank”) represents seven percent of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Since the bankruptcy filing, Lehman Bank has experienced funding delays for its portion of the lending commitment under the line of credit. As of November 7, 2008, excluding Lehman Bank’s lending commitment, the Company has $51.2 million available for future use under its unsecured line of credit.
The line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement. The covenants include maintaining:
(v)	A minimum consolidated net worth;

(vi)	A minimum adjusted EBITDA to corporate debt interest (over the last four rolling quarters);

(vii)	A limitation on subsidiary indebtedness; and

(viii)	A limitation on the percentage of non-guaranteed loans in the Company’s portfolio.
As of September 30, 2008, the Company was in compliance with all of these requirements and believes it has the ability to maintain the covenants in future periods. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP and private loan warehouses.
As previously discussed, continued dislocations in the credit markets may cause additional volatility in the loan valuation formula included in the Company’s FFELP warehouse facility. Should a significant change in the valuation of loans result in additional required equity funding support for the warehouse facility greater than what the Company can provide, the warehouse facility could be subject to an event of default resulting in a termination of the facility and an acceleration of the repayment provisions. A default on the FFELP warehouse facility would result in an event of default on the Company’s unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.
The Company’s operating line of credit does not have any covenants related to unsecured debt ratings. However, changes in the Company’s ratings (as well as the amounts the Company borrows) have modest implications on the pricing level at which the Company obtains funding.
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
Contractual Obligations
The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company’s contractual obligations as of September 30, 2008 were as follows:

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years

Bonds and notes payable	$28,004,835	501,742	2,914,569	790,422	23,798,102
Operating lease obligations	41,607	9,278	16,398	11,976	3,955
Other	62,520	30,300	32,220	—	—

Total	$28,108,962	541,320	2,963,187	802,398	23,802,057

As of September 30, 2008, the Company had a reserve of $8.8 million for uncertain income tax positions per the provisions of FIN 48. This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.
The Company has an obligation to purchase $51.9 million of private loans from an unrelated financial institution in eight quarterly installments beginning in the fourth quarter of 2008. The first seven installments will equal approximately $5 million and the eighth and final installment will include the remaining outstanding balance of loans to be purchased. This obligation is included in “other” in the above table.
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

•
infiNET Integrated Solutions, Inc. (“infiNET”) — Stock price guarantee of $104.8375 per share on 95,380 shares of Class A Common Stock (less the greater of $41.9335 or the gross sales price such seller obtains from a sale of the shares occurring prior to February 28, 2011 as defined in the agreement) issued as part of the original purchase price. The obligation to pay this guaranteed stock price is due February 28, 2011 and is not included in the table above. Based upon the closing sale price of the Company’s Class A Common Stock as of September 30, 2008 of $14.20 per share, the Company’s obligation under this stock price guarantee would have been $6.0 million (($104.8375 — $41.9335) x 95,380 shares). Any cash paid by the Company in consideration of satisfying the guaranteed value of stock issued for this acquisition would be recorded by the Company as a reduction to additional paid-in capital.

•
5280 Solutions, Inc. — 258,760 shares of Class A Common Stock issued as part of the original purchase price is subject to a put option arrangement whereby during the 30-day period ending November 30, 2008, the holders may require the Company to repurchase all or part of the shares at a price of $37.10 per share. The value of this put option as of September 30, 2008 was $9.6 million and is included in “other” in the above table. The Company paid $9.6 million on November 10, 2008 to satisfy its obligation related to these agreements.

Sources of Liquidity
Sources of Liquidity Available for New FFELP Stafford and PLUS Loans
On July 31, 2008, the Company did not renew the liquidity provisions of its FFELP warehouse facility. Accordingly, on July 31, 2008, the facility became a term facility with a final maturity date of May 9, 2010. No new student loan originations can be funded under this program. In addition, the Company has $5.0 billion authorized for future issuance under its FFELP Commercial Paper Program. As a result of the disruption of the credit markets, there is no market for the issuance of notes under this facility. Management believes it is unlikely a market will exist in the future. However, the Company has unlimited sources of primary liquidity available for new FFELP Stafford and PLUS loan originations for the 2008-2009 academic year under the Department’s Participation and Purchase Programs. In addition, the Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. See “Union Bank Participation Agreement” discussed earlier in this section.
Sources of Liquidity Available for General Corporate Purposes
The following table details the Company’s primary sources of liquidity and the available capacity at November 7, 2008 for general corporate purposes:

Sources of primary liquidity: (a)
Cash and cash equivalents (b)	$117,894
Unencumbered private student loan assets	93,437
Unused unsecured line of credit (c)	51,200

Total sources of primary liquidity	$262,531

(a)	The sources of primary liquidity table above does not include the following:
•
Asset-backed security investments — As part of the Company’s issuance of asset-backed securitizations in March 2008 and May 2008, due to credit market conditions when these notes were issued, the Company purchased the Class B subordinated notes of $36 million (par value) and $41 million (par value), respectively. These notes are not included on the Company’s consolidated balance sheet. If the credit market conditions improve, the Company anticipates selling these notes to third parties. Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. Upon sale, these notes would be shown as “bonds and notes payable” on the Company’s consolidated balance sheet. Unless there is a significant market improvement, the Company believes the market value of such notes will be less than par value. The difference between the par value and market value would be recognized by the Company as interest expense over the life of the bonds.

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

(c)
As of November 7, 2008, the Company has $691.5 million outstanding under this line of credit and $58.5 million available for future uses. The lending commitment on the Company’s unsecured line of credit is provided by multiple banks. Lehman Bank represents seven percent of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Since the bankruptcy filing, the Company has experienced funding delays from Lehman Bank for its portion of the lending commitment under the line of credit. As of November 7, 2008, excluding Lehman Bank’s lending commitment, the Company has $51.2 million available for future use under its unsecured line of credit.

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

The Company assesses collectibility of revenues and its allowance for doubtful accounts based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. An allowance for doubtful accounts is established to record accounts receivable at estimated net realizable value. If the Company determines that collection of revenues is not reasonably assured at or prior to delivery of the Company’s services, revenue is recognized upon the receipt of cash.
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
Goodwill and Intangible Assets — Impairment Assessments
The Company reviews goodwill for impairment annually and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.
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

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which changes the accounting for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures related to SFAS No. 141R.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007 (January 1, 2008 for the Company) and is to be applied prospectively. The Company adopted SFAS No. 157 on January 1, 2008. The Company elected to delay the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position SFAS No. 157-2. The Company is currently evaluating the impacts and disclosures related to SFAS No. 157-2, but would not expect SFAS No. 157-2 to have a material impact on the Company’s consolidated results of operations or financial condition. In light of the recent economic turmoil occurring in the United States, the FASB released FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“SFAS No. 157-3”), on October 10, 2008. SFAS No. 157-3 clarified, among other things, that quotes and other market inputs need not be solely used to determine fair value if they do not relate to an active market. SFAS No. 157-3 points out that when relevant observable market information is not available, an approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable (such as a discounted cash flow analysis). Regardless of the valuation technique applied, entities must include appropriate risk adjustments that market participants would make, including adjustments for nonperformance risk (credit risk) and liquidity risk.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 allows entities to achieve an offset accounting effect for certain changes in fair value of related assets and liabilities without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement consistent with the Board’s long-term objectives for financial instruments. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (January 1, 2008 for the Company). At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Upon the effective date of SFAS No. 159, the Company has elected not to measure any items at fair value that were not currently required to be measured at fair value. Accordingly, the adoption of SFAS No. 159 had no impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”), which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. For the Company, SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company is currently evaluating the future impacts and disclosures related to SFAS No. 60.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the future impacts and disclosures related to SFAS No. 161.
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

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF No. 07-1”), that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF No. 07-1 is effective for the Company beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impacts and disclosures related to EITF No. 07-1.
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
In September 2008, the FASB issued FSP SFAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45, and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1 and FIN 45-4”), that require additional disclosures for sellers of credit derivative instruments and certain guarantees. FSP 133-1 and FIN 45-4 amend FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, by requiring additional disclosures for certain guarantees and credit derivatives sold including: maximum potential amount of future payments, the related fair value, and the current status of the payment/performance risk. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impacts and disclosures related to FSP 133-1 and FIN 45-4.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 defines participating securities as those that are expected to vest and are entitled to receive nonforfeitable dividends or dividend equivalents. Unvested share-based payment awards that have a right to receive dividends on common stock (restricted stock) will be considered participating securities and included in earnings per share using the two-class method. The two-class method requires net income to be reduced for dividends declared and paid in the period on such shares. Remaining net income is then allocated to each class of stock (proportionately based on unrestricted and restricted shares which pay dividends) for calculation of basic earnings per share. Diluted earnings per share would then be calculated based on basic shares outstanding plus any additional potentially dilutive shares, such as options and restricted stock that do not pay dividends or are not expected to vest. This FSP is effective in the first quarter 2009. The Company is currently evaluating the impacts and disclosures relating to EITF 03-6-1.
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

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of September 30, 2008		As of December 31, 2007
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$2,240,539	8.6%	$1,136,544	4.3%
Variable-rate loan assets	23,760,874	91.4	25,192,669	95.7

Total	$26,001,413	100.0%	$26,329,213	100.0%

Fixed-rate debt instruments	680,435	2.4%	689,476	2.5%
Variable-rate debt instruments	27,324,400	97.6	27,426,353	97.5

Total	$28,004,835	100.0%	$28,115,829	100.0%

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
Depending on the type of the student loan and when it was originated, the borrower rate is either fixed to term or is reset to market rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company earns floor income for an extended period of time, which the Company refers to as fixed rate floor income, and for those loans where the borrower rate is reset annually on July 1, the Company earns floor income to the next reset date, which the Company refers to as variable-rate floor income. In accordance with legislation enacted in 2006, lenders are required to rebate floor income and variable-rate floor income to the Department for all FFELP loans originated on or after April 1, 2006.
For the three and nine months ended September 30, 2008, loan interest income includes approximately $6.8 million and $25.2 million of fixed rate floor income, respectively. For the three and nine months ended September 30, 2007, loan interest income includes approximately $0.8 million and $7.0 million of fixed rate floor income, respectively. For the three and nine months ended September 30, 2008, loan interest income includes approximately $1.6 million and $42.3 million of variable-rate floor income, respectively. The Company earned $0.6 million of variable-rate floor income during both the three and nine months ended September 30, 2007.
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
The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that are earning fixed rate floor income as of September 30, 2008:

	Borrower/	Estimated	Balance of
Fixed	lender	variable	assets earning fixed-rate
interest	weighted	conversion	floor income as of
rate range	average yield	rate (a)	September 30, 2008 (b)

4.5 - 4.99%	4.84%	2.20%	$1,274
5.0 - 5.49%	5.08%	2.44%	7,614
5.5 - 5.99%	5.74%	3.10%	245,169
6.0 - 6.49%	6.19%	3.55%	419,291
6.5 - 6.99%	6.70%	4.06%	375,929
7.0 - 7.49%	7.17%	4.53%	130,684
7.5 - 7.99%	7.71%	5.07%	224,331
8.0 - 8.99%	8.16%	5.52%	512,938
> 9.0%	9.04%	6.40%	323,309

			$2,240,539

(a)	The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to variable rate.

(b)
As of September 30, 2008, the Company had $204.8 million of fixed rate debt that was used by the Company to hedge fixed-rate student loan assets. The weighted average interest rate paid by the Company on this debt as of September 30, 2008 was 6.17%.

The following table summarizes the outstanding derivative instruments as of September 30, 2008 used by the Company to hedge fixed-rate student loan assets.

		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2009	$500,000	4.08%
2010	500,000	3.84
	$1,000,000	3.96%

(a)	For all interest rate derivatives for which the Company pays a fixed rate, the Company receives discrete three-month LIBOR.
As of September 30, 2008, the Company had $3.8 billion of student loan assets that were eligible to earn variable-rate floor income. As a result of the decrease in short-term interest rates subsequent to September 30, 2008, the Company anticipates earning additional variable-rate floor income in the fourth quarter.
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

The following table presents the Company’s student loan assets and related funding arranged by underlying indices as of September 30, 2008:

			Debt
			outstanding
			that funded
	Frequency of		student loan
Index (e)	Variable Resets	Assets	assets (a)

3 month H15 financial commercial paper (b)	Daily	$24,422,798	354,003
3 month Treasury bill	Varies	1,303,095	—
Private student loans		275,520	—
3 month LIBOR (c)	Quarterly	—	20,891,535
Auction-rate or remarketing	Varies	—	2,771,445
Asset-backed commercial paper	Varies	—	2,657,430
Fixed rate		—	205,435
Other (d)		878,435	—

		$26,879,848	26,879,848

(a)
During 2007, the Company entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of September 30, 2008:

Notional
Maturity	Amount

2008	$1,000,000
2009	1,000,000
2010 (1)	5,500,000
2011	2,700,000
2012	2,400,000

$12,600,000

(1)
In October 2008, the Company terminated a basis swap with a notional amount of $1.0 billion and an original maturity date in 2010 for proceeds of $0.6 million. This derivative is included in the above table.

(b)
The Company’s FFELP student loans earn interest based on the daily average H15 financial commercial paper index calculated on a fiscal quarter. The Company’s funding includes $90.1 million funding private student loans under a participation agreement with Union Bank and $263.9 million funding FFELP student loans under the Department’s Participation Program.

(c)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR index to 3 month LIBOR. As a result, these notes are reflected in the 3 month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(d)	Assets include restricted cash and investments and other assets.

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

Financial Statement Impact of Derivative Instruments
The Company accounts for its derivative instruments in accordance with SFAS No. 133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company’s derivatives are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of operations and resulted in an expense of $119.9 million and $72.4 million for the three and nine months ended September 30, 2008, respectively, and income of $72.7 million and $93.0 million for the three and nine months ended September 30, 2007, respectively.
The following summarizes the derivative settlements included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest rate swaps — loan portfolio	$(3,176)	—	(14,195)	4,753
Basis swaps — loan portfolio	(3,999)	(2,608)	41,606	(2,489)
Interest rate swaps — other (a)	—	1,729	—	12,050
Cross-currency interest rate swaps	7,963	(1,457)	18,577	(7,214)

Derivative settlements received (paid), net	$788	(2,336)	45,988	7,100

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

	Three months ended September 30, 2008
	Change from decrease of 100		Change from increase of 100		Change from increase of 200
	basis points		basis points		basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$8,803	23.3%	(2,299)	(6.1)%	(3,170)	(8.4)%
Impact of derivative settlements	(3,101)	(8.2)	3,100	8.2	6,201	16.4

Increase in net income before taxes	$5,702	15.1%	801	2.1%	3,031	8.0%

Increase in basic and diluted earning per share	$0.07		0.01		0.04

	Three months ended September 30, 2007
	Change from decrease of 100		Change from increase of 100		Change from increase of 200
	basis points		basis points		basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Effect on earnings:
Increase in pre-tax net income before impact of derivative settlements	$7,557	27.7%	159	0.6%	1,395	5.1%
Impact of derivative settlements	—	—	—	—	—	—

Increase in net income before taxes	$7,557	27.7%	159	0.6%	1,395	5.1%

Increase in basic and diluted earning per share	$0.09		—		0.02

	Nine months ended September 30, 2008
	Change from decrease of 100		Change from increase of 100		Change from increase of 200
	basis points		basis points		basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$33,585	2,205.2%	(33,585)	(2,205.2)%	(46,123)	(3,028.4)%
Impact of derivative settlements	(8,141)	(534.5)	8,141	534.5	16,282	1,069.1

Increase (decrease) in net income before taxes	$25,444	1,670.7%	(25,444)	(1,670.7)%	(29,841)	(1,959.3)%

Increase (decrease) in basic and diluted earning per share	$0.33		(0.33)		(0.38)

	Nine months ended September 30, 2007
	Change from decrease of 100		Change from increase of 100		Change from increase of 200
	basis points		basis points		basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	(dollars in thousands)
Effect on earnings:
Increase in pre-tax net income before impact of derivative settlements	$15,170	58.0%	8,858	33.9%	20,980	80.2%
Impact of derivative settlements	—	—	—	—	—	—

Increase in net income before taxes	$15,170	58.0%	8,858	33.9%	20,980	80.2%

Increase in basic and diluted earning per share	$0.20		0.12		0.27

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
For the three and nine months ended September 30, 2008, the Company recorded income of $128.9 million and $40.4 million, respectively, as a result of re-measurement of the Euro Notes and losses of $129.0 million and $37.3 million, respectively, for the change in the fair value of the related derivative instrument. For the three and nine months ended September 30, 2007, the Company recorded losses of $54.0 million and $79.0 million, respectively, as a result of the re-measurement of the Euro Notes, and income of $58.8 million and $85.8 million, respectively, for the change in the fair value of the related derivative instrument. Both of these amounts are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of operations.
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

Municipal Derivative Bid Practices Investigation
As previously disclosed, on February 8, 2008, Shockley Financial Corp. (“SFC”), an indirect, wholly-owned subsidiary of the Company that provides investment advisory services for the investment of proceeds from the issuance of municipal and corporate bonds, received a grand jury subpoena issued by the U.S. District Court for the Southern District of New York upon application of the Antitrust Division of the U.S. Department of Justice. The subpoena seeks certain information and documents from SFC in connection with the Department of Justice’s ongoing criminal investigation of the bond industry with respect to possible anti-competitive practices related to awards of guaranteed investment contracts (“GICs”) and other products for the investment of proceeds from bond issuances. SFC currently has one employee. The Company and SFC are cooperating with the investigation.
On March 5, 2008, SFC received a subpoena from the Securities and Exchange Commission (the “SEC”) related to an ongoing industry-wide investigation concerning the bidding of municipal GICs. In addition, on or about June 6, 2008 and June 12, 2008, SFC received a subpoena from both the New York Attorney General (the “NYAG”) and the Florida Attorney General, respectively, relating to their investigations concerning the bidding of municipal GICs and possible violations of various state and federal laws. The subpoenas seek certain information and documents from SFC relating to its GIC business. The Company and SFC are cooperating with these investigations.
SFC has also been named as a defendant in a number of substantially identical purported class action lawsuits. In each of the lawsuits, a large number of financial institutions and financial service providers, including SFC, are named as defendants. The complaints allege that the defendants engaged in a conspiracy not to compete and to fix prices and rig bids for municipal derivatives (including GICs) sold to issuers of municipal bonds. All the complaints assert claims for violations of Section 1 of the Sherman Act and fraudulent concealment, and three complaints also assert claims for unfair competition and violation of the California Cartwright Act. On June 16, 2008, the United States Judicial Panel on Multidistrict Litigation issued an order transferring the cases then before it to the U.S. District Court for the Southern District of New York which consolidated several cases under the caption Hinds County, Mississippi v. Wachovia Bank, N.A. et al. SFC intends to vigorously contest these purported class action lawsuits.
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
On July 31, 2007, the Company announced that it had agreed with the NYAG to adopt the NYAG’s Code of Conduct, which is substantially similar to the Company’s previously adopted Nelnet Student Loan Code of Conduct. As part of the agreement, the Company agreed to contribute $2.0 million to a national fund for educating high school students and their parents regarding the financial aid process (the “NYAG Fund”).
On October 10, 2007, the Company received a subpoena from the NYAG requesting certain information and documents from the Company in connection with the NYAG’s investigation into direct-to-consumer marketing practices of student lenders. On September 9, 2008, the Company announced that it agreed to adopt the NYAG’s Student Loan Direct Marketing Code of Conduct. As part of the agreement, the Company agreed to contribute $200,000 to the NYAG Fund.
While the Company cannot predict the ultimate outcome of any inquiry or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations.
Department of Education Review
The Department of Education periodically reviews participants in the FFEL Program for compliance with program provisions. On June 28, 2007, the Department notified the Company that it would be conducting a review of the Company’s administration of the FFEL Program under the Higher Education Act. The Company understands that the Department has selected several schools and lenders for review. Specifically, the Department is reviewing the Company’s practices in connection with the prohibited inducement provisions of the Higher Education Act and the provisions of the Higher Education Act and the associated regulations which allow borrowers to have a choice of lenders. The Company has responded to the Department’s requests for information and documentation and is cooperating with their review.

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
ITEM 1A. RISK FACTORS
Except as set forth below and except as disclosed in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, there have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in response to Item 1A of Part I of such Form 10-K.
The recent credit and financial market crisis has had an adverse effect on the Company’s liquidity and poses counterparty risks.
The recent unprecedented disruptions in the credit and financial markets, and the related crisis affecting the banking system which resulted in the enactment of the Emergency Economic Stabilization Act of 2008 in October 2008, have had and may continue to have an adverse effect on the cost and availability of financing for the Company’s student loan portfolios and, as a result, have had and may continue to have an adverse effect on the Company’s liquidity, results of operations, and financial condition. Such adverse conditions may continue or worsen in the future.
The Company has historically relied on a multi-seller bank provided conduit warehouse facility to fund the origination and acquisition of FFELP student loans. The facility for FFELP loans terminates in May 2010 and was supported by 364-day liquidity which was up for renewal on May 9, 2008. The Company obtained an extension of the renewal until July 31, 2008. On July 31, 2008, the Company did not renew the liquidity provisions of this facility. Accordingly, as of July 31, 2008, the facility became a term facility with an outstanding balance of approximately $2.8 billion and a final maturity of May 9, 2010. As of November 7, 2008, the outstanding balance under this facility was $2.1 billion. Pursuant to the terms of the agreement, since liquidity was not renewed, the Company’s cost of financing under this facility increased 10 basis points. The agreement also includes provisions which allow the banks to charge a rate equal to LIBOR plus 128.5 basis points if they choose to finance their portion of the facility with sources of funds other than their commercial paper conduit. In addition, the FFELP warehouse facility has a provision requiring the Company to refinance or remove 75% of the pledged collateral on an annual basis. The Company believes it has met this requirement for the annual period ending in May 2009. However, the Company does have an obligation to remove approximately $30 million of loans by December 31, 2008 because these loans were partially disbursed when the facility was termed-out on July 31, 2008. Under the current terms of the facility, the remaining collateral will need to be refinanced or removed by May 9, 2010.
The warehouse facility for FFELP loans also currently provides for mark-to-market advance rates related to the valuation of financed loans. On October 22, 2008, the Company posted $165.5 million in additional funds to the facility based on this mark-to-market provision. While the Company does not believe that the loan valuation formula is reflective of the actual fair value of its loans, it is subject to compliance with the current mark-to-market provisions of the warehouse facility agreement. As of November 7, 2008, the Company has a cumulative amount of $374.6 million posted as equity funding support for the facility.
The Company has utilized its $750.0 million unsecured line of credit to fund equity advances on its warehouse facility. As of November 7, 2008, the Company had $691.5 million outstanding under the line of credit and $58.5 million available for future use. The lending commitment under the line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Bank, which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Since the bankruptcy filing, the Company has experienced funding delays from Lehman Bank for its portion of the lending commitment under the line of credit.

Continued disruptions in the credit and financial markets may cause additional volatility in the mark-to-market loan valuation formula under the warehouse facility. Should a significant change in the valuation of loans result in additional required equity funding support for the warehouse facility greater than what the Company can provide and the Company has not amended the facility as discussed below, the warehouse facility could be subject to an event of default resulting in a termination of the facility and an acceleration of the repayment provisions. A default on the FFELP warehouse facility would result in an event of default on the Company’s unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.
To reduce the Company’s exposure from the mark-to-market advance rate provision included in the FFELP warehouse facility, the Company has signed a letter agreement engaging Banc of America Securities LLC to arrange an amendment of certain of the Company’s credit facilities, including but not limited to an amendment to place a floor on the valuation of collateral in the Company’s FFELP loan warehouse line of credit for which Bank of America, N.A. acts as administrative agent. Banc of America Securities LLC has commenced the amendment process and together with the Company is seeking the approval of the Company’s lenders of a proposed amendment of such credit facilities on mutually agreeable terms. In addition, the Company continues to look at various alternatives to remove loans from the warehouse facility including other financing arrangements and/or selling loans to third parties.
In addition, on November 8, 2008, the Department announced they intend to provide liquidity support to one or more conforming asset backed commercial paper conduits to purchase and provide longer-term financing for FFELP loans. While details of this conduit are forthcoming, it is intended that all fully-disbursed non-consolidation FFELP loans awarded between October 1, 2003 and July 1, 2009 will be eligible for inclusion. As of November 7, 2008, the Company had approximately $900 million of loans included in its warehouse facility that would be eligible for this proposed conduit program.
The Company has historically used its warehouse facility to pool student loans in order to maximize loan portfolio characteristics for efficient financing and to properly time market conditions for movement of the loans into an asset-backed securitization. In addition, the Company has historically relied on asset-backed securitizations as a significant source of funding for student loans on a long-term basis. Since late September 2008, the severe disruptions in the credit and financial markets have made asset-backed securitization financing generally unavailable. The Company is currently unable to predict when market conditions will allow for future asset-backed securitization financing. If the Company were unable to continue to securitize student loans on favorable terms, it could use alternative funding sources to meet liquidity needs, including (i) the Department of Education’s new financing programs as discussed below for loans disbursed after April 30, 2008, (ii) an existing FFELP loan participation facility with Union Bank, an entity under common control with the Company, and (iii) the Company’s unsecured line of credit; however, such alternatives may result in the sale of loans by the Company and a loss of the accompanying servicing rights. If the Company is unable to obtain cost-effective and stable funding alternatives, its funding capabilities and liquidity would be negatively impacted and its cost of funds could increase, adversely affecting the Company’s results of operations. In addition, the Company’s ability to originate and acquire student loans would be limited or could be eliminated. With respect to the origination of new FFELP student loans, the Company currently expects to utilize the Department of Education’s new financing programs as discussed below, the participation facility with Union Bank, and the Company’s unsecured line of credit.
On July 1, 2008, pursuant to the Ensuring Continued Access to Student Loans Act, the Department of Education announced terms under which it will offer to purchase certain FFELP student loans and participation interests in certain FFELP student loans from FFELP lenders. Under the Department’s Purchase Program, the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Lenders will have until September 30, 2009 to sell loans to the Department. Under the Department’s Participation Program, the Department will provide interim short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders will be charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program must be either refinanced by the lender or sold to the Department pursuant to the Purchase Program prior to its expiration on September 30, 2009. To be eligible for purchase or participation under the Department’s programs, loans must be FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, with eligible borrower benefits. On August 14, 2008, the Company received notification that the Department had approved the Master Participation Agreement the Company submitted to enable the Company to begin participating in the Participation Program. The Company expects to utilize the Participation Program to fund a significant portion of its loan originations for the 2008-2009 academic year.
On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the extension of the Participation Program and Purchase Program from September 30, 2009 to September 30, 2010. The Department has provided preliminary guidance relating to the extension and has indicated that programs similar to the Participation Program and Purchase Program will be implemented for the 2009-2010 academic year along with providing liquidity support for one or more asset backed commercial paper conduits for FFELP Stafford and PLUS loans awarded between October 1, 2003 and July 1, 2009. The Department has indicated that loans for the 2008-2009 academic year which are funded under the Department’s Participation Program will need to be refinanced or sold to the Department prior to September 30, 2009. Management understands that such loans will not be eligible for participation under the Department’s 2009-2010 Participation Program, but should be eligible for refinancing through the Department’s commercial paper conduit program. Management of the Company is encouraged by these developments; however, until the Department provides additional details regarding the programs, the Company is unable to determine the full impact these programs will have on the Company.
There can be no assurance that the Department’s Participation Program and Purchase Program, the participation facility with Union Bank, or the Company’s unsecured line of credit will be adequate to fund the Company’s student loan origination and acquisition obligations. As such, the Company’s ability to originate and acquire student loans could be limited or eliminated.

The recent credit and financial market crisis has increased the risk that a lending, investment, or derivative counterparty will not be able to meet its obligations to the Company. As discussed above, since the bankruptcy filing of Lehman Brothers Holdings Inc. in September 2008, the Company has experienced funding delays from Lehman Bank for its portion of the Company’s borrowing requests under its line of credit, and the Company anticipates that Lehman Bank may not fund future borrowing requests by the Company. In addition, as of September 30, 2008, the Company had a total of $658.4 million invested in guaranteed investment contracts (“GICs”), for which there is no available or active market. Approximately $118.3 million of these GICs are with foreign banks, which receive support from the governments. The remaining $540.1 million of these GICs are with a total of three banks, all of which are currently AA rated, and with one such bank representing 88% of this amount. A default by the counterparties under the GICs could lead to a loss of the Company’s investment and have a material adverse effect on the Company’s results of operations and financial condition.
The recent reductions in the Company’s student loan purchases from branding and forward flow partners could have an adverse impact on its business.
The Company has historically acquired student loans through forward flow commitments and branding partner arrangements with other student loan lenders. The enactment of the College Cost Reduction Act in September 2007 resulted in a reduction in the yields on student loans and, accordingly, a reduction in the amount of the premium the Company could pay lenders under its forward flow commitments and branding partner arrangements. In addition, the current capital market disruptions have rendered origination or acquisition of student loans through these channels uneconomical. Accordingly, the Company has recently reduced the acquisition of student loans through its branding and forward flow relationships. As a result, the Company has and will continue to experience a decrease in its forward flow and branding partner loan volume. The Company can give no assurance that it will be successful in renegotiating or renewing, on economically reasonable terms, its branding and forward flow agreements once those agreements expire. Loss of a strong branding or forward flow partner, or relationships with schools from which a significant volume of student loans is directly or indirectly acquired, could result in an adverse effect on the Company’s business.
Recent changes in legislation may affect the Company’s business and profitability.
On August 14, 2008, the Higher Education Opportunity Act became law. The Higher Education Opportunity Act amends the Higher Education Act to revise and reauthorize Higher Education Act programs. In addition, among other items, this legislation:
•	Contains lender and school code of conduct requirements applicable to FFELP and private education lenders;

•	Contains additional provisions and reporting requirements for lenders and schools participating in preferred lender arrangements; and

•	Contains additional disclosures that FFELP lenders must make to borrowers as well as added FFELP loan servicing requirements for lenders.
The Higher Education Opportunity Act may affect the Company’s profitability by increasing costs as a result of required changes to the Company’s operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the third quarter of 2008 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs (2) (3)	or programs (4)

July 1 - July 31, 2008	843	$10.64	843	8,006,039
August 1 - August 31, 2008	4,581	13.22	4,581	6,938,898
September 1 - September 30, 2008	2,140	15.67	2,140	7,184,957

Total	7,564	$13.63	7,564

(1)
The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below; and (ii) shares purchased pursuant to the 2006 ESLP discussed in footnote (3) below, of which there were none for the months of July, August, or September 2008. Shares of Class A common stock purchased pursuant to the 2006 Plan included (i) 843 shares, 363 shares, and 2,140 shares in July, August, and September, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares, and (ii) 4,218 shares purchased in August 2008 from employees upon cancellation of loans associated with shares originally acquired pursuant to the 2006 ESLP.

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

				(B / C)	(A + D)
		Approximate dollar	Closing price on the	Approximate	Approximate
	Maximum number of	value of shares that	last trading	number of shares	number of shares
	shares that may yet be	may yet be	day of the	that may yet be	that may yet be
	purchased under the	purchased under	Company’s Class A	purchased under	purchased under
	2006 Plan	the 2006 ESLP	Common Stock	the 2006 ESLP	the 2006 Plan and
As of	(A)	(B)	(C)	(D)	2006 ESLP
July 31, 2008	4,624,777	36,450,000	10.78	3,381,262	8,006,039
August 31, 2008	4,620,196	36,450,000	15.72	2,318,702	6,938,898
September 30, 2008	4,618,056	36,450,000	14.20	2,566,901	7,184,957

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

ITEM 6. EXHIBITS

10.1*
Fourth Amendment of Amended and Restated Participation Agreement, dated as of August 1, 2005, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.).

10.2*
Fifth Amendment of Amended and Restated Participation Agreement, dated as of November 1, 2005, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.).

10.3*
Sixth Amendment of Amended and Restated Participation Agreement, dated as of December 12, 2005, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.).

10.4*	Master Participation Agreement, dated as of August 14, 2008, by and between the United States Department of Education and Nelnet, Inc.

10.5*	Master Loan Sale Agreement, dated as of August 14, 2008, by and between the United States Department of Education and Nelnet, Inc.

10.6*+	Separation Agreement, dated as of July 21, 2008, by and between Matthew D. Hall and Nelnet, Inc.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

+	Indicates a compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.
Date: November 10, 2008	By:	/s/ MICHAEL S. DUNLAP
		Name:	Michael S. Dunlap
		Title:	Chairman and Chief Executive Officer

	By:	/s/ TERRY J. HEIMES
		Name:	Terry J. Heimes
		Title:	Chief Financial Officer

EXHIBIT INDEX

10.1*
Fourth Amendment of Amended and Restated Participation Agreement, dated as of August 1, 2005, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.).

10.2*
Fifth Amendment of Amended and Restated Participation Agreement, dated as of November 1, 2005, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.).

10.3*
Sixth Amendment of Amended and Restated Participation Agreement, dated as of December 12, 2005, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.).

10.4*	Master Participation Agreement, dated as of August 14, 2008, by and between the United States Department of Education and Nelnet, Inc.

10.5*	Master Loan Sale Agreement, dated as of August 14, 2008, by and between the United States Department of Education and Nelnet, Inc.

10.6*+	Separation Agreement, dated as of July 21, 2008, by and between Matthew D. Hall and Nelnet, Inc.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

+	Indicates a compensatory plan or arrangement