Form 10-K
period 2008-12-31
NELNET INC
filed 2009-03-03
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to           .
COMMISSION FILE NUMBER 001-31924
NELNET, INC.
(Exact name of registrant as specified in its charter)

NEBRASKA (State or other jurisdiction of incorporation or organization) 121 SOUTH 13TH STREET, SUITE 201 LINCOLN, NEBRASKA (Address of principal executive offices)	84-0748903 (I.R.S. Employer Identification No.) 68508 (Zip Code)
Registrant’s telephone number, including area code: (402) 458-2370
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
TITLE OF EACH CLASS
Class A Common Stock, Par Value $0.01 per Share
NAME OF EACH EXCHANGE ON WHICH REGISTERED:
New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant on June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the Registrant’s Class A Common Stock on that date of $11.23 per share, was $300,196,800. For purposes of this calculation, the Registrant’s directors, executive officers, and greater than 10 percent shareholders are deemed to be affiliates.
As of January 31, 2009, there were 37,805,721 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by a wholly owned subsidiary).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed for its 2009 Annual Meeting of Shareholders, scheduled to be held May 20, 2009, are incorporated by reference into Part III of this Form 10-K.

NELNET, INC.
FORM 10-K

This report contains forward-looking statements and information that are based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about the Company’s expectations and statements that assume or are dependent upon future events, are forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10-K (the “Report”) and changes in the terms of student loans and the educational credit marketplace arising from the implementation of, or changes in, applicable laws and regulations, which may reduce the volume, average term, special allowance payments, and yields on student loans under the Federal Family Education Loan Program (the “FFEL Program” or “FFELP”) of the U.S. Department of Education (the “Department”) or result in loans being originated or refinanced under non-FFEL programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; the Company’s ability to maintain its credit facilities or obtain new facilities; the ability of lenders under the Company’s credit facilities to fulfill their lending commitments under these facilities; changes to the terms and conditions of the liquidity programs offered by the Department; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; changes in prepayment rates, guaranty rates, loan floor rates, and credit spreads; incorrect estimates or assumptions by management in connection with the preparation of the consolidated financial statements; and changes in general economic conditions. Additionally, financial projections may not prove to be accurate and may vary materially. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this Report. The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this Report or unforeseen events. Although the Company may from time to time voluntarily update its prior forward-looking statements, it disclaims any commitment to do so except as required by securities laws.
PART I.
ITEM 1. BUSINESS
Overview
The Company is an education planning and financing company focused on providing quality products and services to students, families, schools, and financial institutions nationwide. The Company was formed as a Nebraska corporation in 1977. Built through a focus on long term organic growth and further enhanced by strategic acquisitions, the Company earns its revenues from fee-based revenues related to its diversified education finance and service operations and from net interest income on its portfolio of student loans.
Customers
The Company’s customers consist of:
•	Students and families
•	Colleges and universities
•	Private, parochial, and other K-12 institutions
•	Lenders, holders, and agencies in education finance
Growth in the overall education marketplace generally drives increases in the demand for the Company’s products and services. Education marketplace growth is a result of rising student enrollment and the rising annual cost of education, which is illustrated in the following charts.

Product and Service Offerings
The Company offers a broad range of pre-college, in-college, and post-college products and services that help students and families plan and pay for their education and plan their careers. The Company’s products and services are designed to simplify the education planning and financing process and provide value to customers throughout the education life cycle.

Operating Segments
The Company has five operating segments as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), as follows:
•	Student Loan and Guaranty Servicing

•	Tuition Payment Processing and Campus Commerce

•	Enrollment Services

•	Software and Technical Services

•	Asset Generation and Management
The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Management evaluates the Company’s generally accepted accounting principles (“GAAP”) based financial information as well as operating results on a non-GAAP performance measure referred to as “base net income.” Management believes “base net income” provides additional insight into the financial performance of the core operations. For further information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In accordance with SFAS No. 131, the Company includes separate financial information about its operating segments in note 21 of the notes to the consolidated financial statements included in this Report.

Operating Results — Revenue Diversification
The Company ranks among the nation’s leaders in terms of total student loan assets originated, held, and serviced, principally consisting of loans originated under the FFEL Program (a detailed description of the FFEL Program is included in Appendix A to this Report). In recent years, the Company has expanded products and services generated from businesses that are not dependent upon government programs, thereby, reducing legislative and political risk. This revenue is primarily generated from products and services offered in the Company’s Tuition Payment Processing and Campus Commerce and Enrollment Services operating segments. The following tables summarize the Company’s revenues by operating segment for the years ended December 31, 2008, 2007, and 2006 (dollars in thousands):

	2008
					As reported
	External		Intersegment		by segment
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Student Loan and Guaranty Servicing	$105,664	19.3%	$75,361	51.6%	$181,025	26.2%
Tuition Payment Processing and Campus Commerce	50,124	9.2	302	0.2	50,426	7.3
Enrollment Services	112,459	20.6	2	0.0	112,461	16.3
Software and Technical Services	19,731	3.6	6,831	4.7	26,562	3.8

Total revenue from fee-based businesses	287,978	52.7	82,496	56.5	370,474	53.6

Asset Generation and Management	295,820	54.2	(2,190)	(1.5)	293,630	42.4

Corporate Activity and Overhead	(37,617)	(6.9)	65,575	45.0	27,958	4.0

Total revenue	$546,181	100.0%	$145,881	100.0%	$692,062	100.0%

	2007
					As reported
	External		Intersegment		by segment
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Student Loan and Guaranty Servicing	$133,234	23.2%	$74,687	73.9%	$207,921	30.7%
Tuition Payment Processing and Campus Commerce	46,484	8.1	688	0.7	47,172	7.0
Enrollment Services	104,245	18.1	891	0.9	105,136	15.5
Software and Technical Services	22,093	3.8	15,683	15.5	37,776	5.6

Total revenue from fee-based businesses	306,056	53.2	91,949	91.0	398,005	58.8

Asset Generation and Management	292,058	50.8	(3,737)	(3.7)	288,321	42.7

Corporate Activity and Overhead	(23,197)	(4.0)	12,777	12.7	(10,420)	(1.5)

Total revenue	$574,917	100.0%	$100,989	100.0%	$675,906	100.0%

	2006
					As reported
	External		Intersegment		by segment
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Student Loan and Guaranty Servicing	$130,555	22.9%	$63,545	76.0%	$194,100	29.7%
Tuition Payment Processing and Campus Commerce	39,111	6.8	503	0.6	39,614	6.0
Enrollment Services	56,049	9.8	1,000	1.2	57,049	8.7
Software and Technical Services	15,595	2.7	17,877	21.4	33,472	5.1

Total revenue from fee-based businesses	241,310	42.2	82,925	99.2	324,235	49.5

Asset Generation and Management	352,238	61.6	(2,858)	(3.4)	349,380	53.3

Corporate Activity and Overhead	(21,856)	(3.8)	3,520	4.2	(18,336)	(2.8)

Total revenue	$571,692	100.0%	$83,587	100.0%	$655,279	100.0%

Fee-Based Operating Segments
Student Loan and Guaranty Servicing
The Company’s servicing division offers lenders across the United States a complete line of education loan services, including application processing, underwriting, fund disbursement, customer service, account maintenance, federal reporting and billing collections, payment processing, default aversion, claim filing, and recovery/collection services. These activities are performed internally for the Company’s portfolio in addition to generating external fee revenue when performed for third-party clients. The Company’s student loan servicing division uses proprietary systems to manage the servicing process. These systems provide for automated compliance with most of the federal student loan regulations adopted under Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”). The Company offers three primary product offerings as part of its loan and guaranty servicing functions. These product offerings and each one’s percentage of total third-party Student Loan and Guaranty Servicing revenue provided during the year ended December 31, 2008 are as follows:
1.	Origination and servicing of FFEL Program loans (47.1%)

2.	Origination and servicing of non-federally insured student loans (7.6%)

3.	Servicing and support outsourcing for guaranty agencies (45.3%)
The following table summarizes the Company’s loan servicing volumes for FFELP and private loans (dollars in millions):

	As of December 31, 2008			As of December 31, 2007
	Dollar		Percent	Dollar	Percent

Company	$24,596	(a)	68.5%	$25,640	75.8%
Third Party	11,293	(b)	31.5	8,177	24.2

Total	$35,889		100.0%	$33,817	100.0%

(a)
Approximately $644 million of these loans are eligible to be sold to the Department of Education pursuant to its Purchase Commitment Program. The Department obtains all rights to service loans that it purchases as part of this program.

(b)
Approximately $928 million of these loans may be eligible to be sold to the Department of Education pursuant to its Purchase Commitment Program. The Department obtains all rights to service loans that it purchases as part of this program.

During 2008, the Company sold $1.8 billion (par value) of federally insured student loans to existing third-party servicing customers. As a result of these sales, there was a shift in loan servicing volumes from the Company to third parties. Excluding these sales, the Company recognized third-party servicing volume growth of 16% from existing and new customers.
The Company performs the origination and servicing activities for FFEL Program loans for itself as well as third-party clients. The Company believes service, reputation, and/or execution are factors considered by schools in developing their lender lists and customers in selecting a servicer for their loans. Management believes it is important to provide exceptional customer service at a reasonable price in order to increase the Company’s loan servicing and origination volume at schools with which the Company does business.
The Company’s FFELP servicing customers include branding and forward flow lenders, as well as other national and regional banks and credit unions, who sell loans to the Company. The Company also has various state and non-profit secondary markets as third-party clients. The majority of the Company’s external loan servicing activities are performed under “life of loan” contracts. Life of loan servicing essentially provides that as long as the loan exists, the Company shall be the sole servicer of that loan; however, the agreement may contain “deconversion” provisions where, for a fee, the lender may move the loan to another servicer.
The Company serviced FFELP loans on behalf of 85 and 121 third-party servicing customers as of December 31, 2008 and 2007, respectively. The Company has experienced a reduction of participating lenders for a variety of reasons, including if third-party servicing clients commence or increase internal servicing activities, shift volume to another service provider, or exit the FFEL Program completely. Despite this trend, the Company’s remaining servicing customers have increased their servicing volume during 2008.
The Company also provides origination and servicing activities for non-federally insured loans. Although similar in terms of activities and functions (i.e., disbursement processing, application processing, payment processing, statement distribution, and reporting), private loan servicing activities are not required to comply with provisions of the Higher Education Act and may be more customized to individual client requirements. The Company serviced private loans on behalf of 16 third-party servicing customers as of December 31, 2008.

The Company also provides servicing support for guaranty agencies, which are the organizations that serve as the intermediary between the U.S. federal government and FFELP lenders, and is responsible for paying the claims made on defaulted loans. The Department has designated 35 guarantors that have been formed as either state agencies or non-profit corporations that provide FFELP guaranty services in one or more states. Approximately half of these guarantors contract externally for operational or technology services. The services provided by the Company include operational, administrative, financial, and technology services to guarantors participating in the FFEL Program and state agencies that run financial aid grant and scholarship programs.
The Company’s four guaranty servicing customers include Tennessee Student Assistance Corporation, College Assist (which is the Colorado state-designated guarantor of FFELP student loans — formerly known as College Access Network), National Student Loan Program, and the Higher Education Assistance Commission of New York.
Competition
There is a relatively large number of lenders and servicing organizations who participate in the FFEL Program. The chart below lists the top 10 servicing organizations for FFELP loans as of December 31, 2007 (the latest date information was available from the Department).

Top FFELP Loan Servicers (a)
Rank	Name	$ billions
1	Sallie Mae	$127.4
2	PHEAA	34.4
3	Nelnet	32.2
4	Great Lakes	32.1
5	ACS	31.0
6	Wells Fargo	11.7
7	JPMorgan Chase	11.4
8	Express Loan Servicing	8.7
9	Edfinancial	7.7
10	KHEAA (Kentucky)	5.5
Source: Student Loan Servicing Alliance

(a)	The above table does not include information from Citibank, The Student Loan Corporation, and CLC Servicing Corporation as these entities did not disclose volumes.
The principal competitor for existing and prospective loan and guaranty servicing business is SLM Corporation, the parent company of Sallie Mae. Sallie Mae is the largest FFELP provider of origination and servicing functions as well as one of the largest service providers of non-federally guaranteed loans. In addition, the Department’s loan servicing provider(s) could become a larger competitor for the Company (as discussed below).
The Federal Direct Loan Program (the “Direct Loan Program”), through which the Federal government lends money directly to students and families, has historically used one provider for the origination and servicing of loans. Recent legislation, including the College Cost Reduction Authorization Act of 2008 (the “College Cost Reduction Act”) and the Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”), has and/or will enable the Department to accept former FFELP loans in the form of additional Direct Loan Program capacity, and to purchase FFELP loans as far back as 2003, in an effort to bring liquidity and stability back to the student loan market. As a result, the Department’s loan servicing provider may experience an increase in loan volume that the Department will be responsible for servicing. With this increase in current and potential loan volume, the Department is conducting a solicitation for additional servicing capacity. The Company submitted an application to provide services as part of this solicitation.
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

Seasonality
The revenue earned by the Company’s loan and guaranty servicing operations is primarily related to the outstanding portfolio size and composition and the amount of disbursement and origination activity. Revenue generated by recurring monthly activity is driven based on the outstanding portfolio size and composition and has little seasonality. However, a portion of the fees received by the Company under various servicing contracts does relate to services provided in relation to the origination and disbursement of student loans. Stafford and PLUS loans are disbursed as directed by the school and are usually divided into two or three equal disbursements released at specified times during the school year. The two periods of August through October and December through March account for the majority of the Company’s total annual Stafford and PLUS loan disbursements. For private loan origination activities, disbursements peak from June through September and the Company will earn a large portion of its origination fee income during these months. There is also a seasonal fluctuation in guaranty processing levels due to the correlation of the delivery of loans to students attending schools with traditional academic calendars, with peak season occurring from approximately July to September.
Tuition Payment Processing and Campus Commerce
The Company’s Tuition Payment Processing and Campus Commerce operating segment provides products and services to help institutions and education-seeking families manage the payment of education costs during the pre-college and college stages of the education life cycle.
The K-12 market consists of nearly 30,000 private and faith-based educational institutions nationally. In the K-12 market the Company offers tuition management services as well as assistance with financial needs assessment, enrollment management, and donor management. The Company has actively managed tuition payment plans in place at approximately 4,200 K-12 educational institutions.
Tuition management services include payment plan administration, ancillary billing, accounts receivable management, and record keeping. K-12 educational institutions contract with the Company to administer deferred payment plans where the institution allows the responsible party to make monthly payments over 6 to 12 months. The Company collects a fee from either the institution or the payer as an administration fee.
The Company offers two principal products to the higher education market: actively managed tuition payment plans and campus commerce outsourcing. The Company has actively managed tuition payment plans in place at approximately 600 colleges and universities. Higher educational institutions contract with the Company to administer deferred payment plans where the institution allows the responsible party to make monthly payments on either a semester or annual basis. The Company collects a fee from either the institution or the payer as an administration fee.
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
Competition
This segment of the Company’s business focuses on two separate markets: private and faith-based K-12 schools and higher education colleges and universities.
The Company is the largest provider of tuition management services to the private and faith-based K-12 market in the United States. Competitors include: banking companies, tuition management providers, financial needs assessment providers, accounting firms, and a myriad of software companies.
In the higher education market, the Company targets business officers at colleges and universities. In this market, the primary competition is limited to three tuition payment providers, as well as solutions developed in-house by colleges and universities.
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
Enrollment Services
The Company’s Enrollment Services operating segment offers enrollment products and services that are focused on helping (i) students plan and prepare for life after high school (content management) and (ii) colleges recruit and retain students (lead generation). The Company’s enrollment products and services include the following:

Content Management

•	Test preparation study guides and online courses

•	Admissions consulting

•	Licensing of scholarship data

•	Essay and resume editing services

•	Call center services

Lead Generation

•	Vendor lead management services

•	Pay per click marketing management

•	Email marketing

•	Admissions lead generation

•	List marketing services

As with all of the Company’s products and services, the Company’s focus is on the education seeking family — both college bound and in college — and the Company delivers products and services in this segment through four primary customer channels: higher education, corporate and government, K-12, and direct-to-consumer/customer service. Many of the Company’s products in this segment are distributed online; however, products such as test preparation study guides are distributed as printed materials. In addition, essay and resume editing services are delivered primarily by contract editors. In addition to its other clients, the Company provides on-line test preparation services and products to the United States Department of Defense under contracts with one year terms.
Competition
In this segment, the primary areas in which the Company competes are: lead generation and management, test preparation study guides and online courses, and call center services.
There are several large competitors in the areas of lead generation and test preparation, but the Company does not believe any one competitor has a dominant position in all of the product and service areas offered by the Company. The Company has seen increased competition in the area of call center operations, including outsourced admissions, as other companies have recognized the potential in this market.
The Company competes through various methods, including price, brand awareness, depth of product and service selection, and customer service. The Company has attempted to be a “one stop shop” for the education seeking family looking for career assessment, test preparation, and college information. The Company also offers its institutional clients a breadth of services unrivaled in the education industry.
Seasonality
As with the Company’s other business segments, portions of the Company’s Enrollment Services segment are subject to seasonal fluctuations based upon the traditional academic school year, with peaks in January and August. Additionally, the Company recognizes revenue from the sale of lists when these products are distributed to the customer. Revenue from the sale of lists is dependent on demand for the lists and varies from period to period.
Software and Technical Services
The Company’s Software and Technical Services Operating Segment develops student loan servicing software, which is used internally by the Company and licensed to third-party student loan holders and servicers. This segment also provides information technology products and services, with core areas of business in educational loan software solutions, business intelligence, technical consulting services, and Enterprise Content Management (“ECM”) solutions.

The Company licenses, maintains, and supports the following systems and software:
•	HELMS/HELM-Net, STAR, and SLSS, systems which are used in the full servicing of FFELP, private, consolidation, and Canadian loans
•	Mariner, which is used for consolidation loan origination
•	InfoCentre, which is a data warehouse and analysis tool for educational loans
•	Uconnect, a tool to facilitate information sharing between different applications
The Company’s clients within the education loan marketplace include large and small financial institutions, secondary markets, loan originators, and loan servicers. The Company’s software and documentation is distributed electronically via its web site and, if necessary, on CD-ROM. Primary support for clients is done remotely from the Company’s offices, but the Company does provide on-site support and training when required. In addition, the Company runs and supports the software necessary for the ELM NDN process. This process connects lenders and schools in the funds disbursal process.
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
A significant portion of the software and technology services business is dependent on the existence of and participants in the FFEL Program. If the federal government were to terminate the FFEL Program or the number of entities participating in the program were to decrease, the Company’s software and technical services segment would be impacted. The recent legislation and capital market disruptions have had an impact on the profitability of FFEL Program participants. As a result, the number of entities participating in the FFEL Program has and may continue to be adversely impacted. This impact could have an effect on the Company’s software and technical services segment. In order to mitigate any negative impact as a result of changes in the FFEL Program, the Company is working to diversify revenues in this segment.
Competition
The Company is one of the leaders in the education loan software processing industry. Many lenders in the FFEL Program utilize the Company’s software either directly or indirectly. Management believes the Company’s competitors in this segment are much smaller than the Company and do not have the depth of knowledge or products offered by the Company.
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

Asset Generation and Management Operating Segment
The Asset Generation and Management Operating Segment includes the origination, acquisition, management, and ownership of the Company’s student loan assets, which has historically been the Company’s largest product and service offering. The Company historically generated a substantial portion of its earnings from the spread, referred to as the Company’s student loan spread, between the yield it receives on its student loan portfolio and the costs associated with originating, acquiring, and financing its portfolio. Due to recent legislation and capital market disruptions that began in 2007, the yield on student loans has been adversely impacted.
Impact of Recent Legislation and Capital Market Disruptions
On September 27, 2007, the President signed into law the College Cost Reduction Act. Among other things, this legislation reduced special allowance payments received by lenders, increased origination fees paid by lenders, and eliminated all provisions related to Exceptional Performer status, and the monetary benefits associated with it. Management estimated the impact of this legislation reduced the annual yield on FFELP loans originated after October 1, 2007 by 70 to 80 basis points. As a result of this legislation, the Company modified borrower benefits and reduced loan acquisition and internal costs.
In addition, the Company has significant financing needs that it meets through the capital markets. Since August 2007, the capital markets have experienced unprecedented disruptions, which have had an adverse impact on the Company’s earnings and financial condition. Since the Company cannot determine nor control the length of time or extent to which the capital markets will remain disrupted, it reduced its direct and indirect costs related to its asset generation activities, and is more selective in pursuing origination activity in the direct to consumer channel. Accordingly, beginning in January 2008, the Company suspended Consolidation and private student loan originations and exercised contractual rights to discontinue, suspend, or defer the acquisition of student loans in connection with substantially all of its branding and forward flow relationships.
Funding Student Loan Originations
Historically, the Company funded new loan originations using loan warehouse facilities and asset-backed securitizations. Student loan warehousing has historically allowed the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. In July 2008, the Company did not renew its liquidity provisions on its FFELP warehouse facility. Accordingly, the facility became a term facility and no new loan originations could be funded with this facility. In August 2008, the Company began funding FFELP Stafford and PLUS student loan originations for the 2008-2009 academic year pursuant to the Department’s Loan Participation Program (as discussed below).
In August 2008, the Department implemented the Loan Purchase Commitment Program (the “Purchase Program”) and the Loan Participation Program (the “Participation Program”) pursuant to the ECASLA. Under the Department’s Purchase Program, the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Under the Participation Program, the Department provides interim short term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate of commercial paper (“CP”) plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program must be either refinanced by the lender or sold to the Department pursuant to the Purchase Program prior to its expiration on September 30, 2009. To be eligible for purchase or participation under the Department’s programs, loans were originally limited to FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, with eligible borrower benefits.
On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the extension of the Participation Program and Purchase Program from September 30, 2009 to September 30, 2010. The Department indicated that loans for the 2008-2009 academic year which are funded under the Department’s Participation Program will need to be refinanced or sold to the Department prior to September 30, 2009. On November 8, 2008, the Department announced the replication of the terms of the Participation and Purchase Program, in accordance with the October 7th legislation, which will include FFELP student loans made for the 2009-2010 academic year.

As of December 31, 2008, the Company had $622.2 million of FFELP loans funded using the Participation Program. The Company plans to continue to use the Participation Program to fund loans originated for the 2008-2009 and 2009-2010 academic years. These programs are allowing the Company to continue originating new federal student loans to all students regardless of the school they attend. As of February 27, 2009, the Company had $1.4 billion of FFELP loans funded using the Participation Program.
Asset Management
As of December 31, 2008, the Company had a student loan portfolio of $25.1 billion as shown below:
Student Loan Portfolio Composition
Term Funded (Asset-Backed Securitizations)
The majority of the notes issued under asset-backed securitizations primarily reprice at a fixed spread to three month LIBOR and are structured to substantially match the maturity of the funded assets. These notes fund FFELP student loans that are predominantly set based on a spread to three month commercial paper. Historically, three month LIBOR and three month commercial paper indexes have been highly correlated. Based on cash flows developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from these transactions will be approximately $1.4 billion. These cash flows consist of net spread and servicing and administrative revenue in excess of estimated cost. However, due to the unintended consequences of government intervention in the commercial paper markets and limited issuances of qualifying financial commercial paper, the relationship between the three-month financial commercial paper and LIBOR has been distorted and volatile. Such distortion has had and may continue to have a significant impact on the earnings and cash flows of this portfolio.
FFELP Warehouse Facility
The Company’s FFELP warehouse facility terminates in May 2010. As of December 31, 2008, the Company has $1.6 billion of student loans in the facility and $1.4 billion borrowed under the facility. The Company plans to remove and/or refinance the remaining collateral in this facility by using the Department’s Conduit Program (as discussed below), using other financing arrangements, including secured transactions in the capital markets, using unrestricted operating cash, and/or selling loans to third parties.
In January 2009, the Department published summary terms under which it will finance eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”). Loans eligible for the Conduit Program must be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. Funding for the Conduit Program will be provided by the capital markets at a cost based on market rates. The Conduit Program will have a term of five years. As of December 31, 2008, the Company had $873 million of loans included in its FFELP warehouse facility that would be eligible for this program.
Although the Company expects asset-backed securitizations to remain a primary source of funding loans over the long term, the Company expects transaction volume to be more limited and less favorable than in the past due to the credit market disruptions that began in August 2007. On December 19, 2008, the Federal Reserve Board of New York published proposed terms for the U.S. Government’s Term Asset-Backed Securities Loan Facility (“TALF”), a program designed to facilitate renewed issuance of consumer and small business asset-backed securities (“ABS”) at interest rate spreads that are lower than current disrupted levels. As proposed, the TALF will provide investors with funding of up to three years for eligible ABS rated by two or more rating agencies in the highest investment-grade rating category. Eligible ABS include ‘AAA’ rated student loan ABS backed by FFELP student loans and non-government guaranteed student loans first disbursed since May 1, 2007. As of December 31, 2008, the Company had approximately $1.0 billion of student loans included in its FFELP warehouse facility that would be eligible to serve as collateral for ABS funded under TALF, which includes $772 million of loans that are also eligible for the Conduit Program. While the Company expects TALF to improve its access to and reduce the cost of ABS funding, it is unable to predict, at this time, the impact TALF will ultimately have on funding activities.

Private Loan Warehouse Facility
As of December 31, 2008, the Company had $154.2 million of student loans in its private loan warehouse facility and $95.0 million borrowed under the facility. On February 25, 2009, the Company paid all debt outstanding on this facility with operating cash and terminated the facility.
Interest Rate Risk Management
The current and future interest rate environment can and will affect the Company’s interest earnings, net interest income, and net income. The effects of changing interest rate environments are further outlined in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”
The Company is exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding. As of December 31, 2008, the Company had $23.6 billion of FFELP loans indexed to three-month financial commercial paper rate and $20.5 billion of debt indexed to LIBOR. Due to the unintended consequences of government intervention in the commercial paper markets and limited issuances of qualifying financial commercial paper, the relationship between the three-month financial commercial paper and LIBOR has been distorted and volatile. Such distortion has had and may continue to have a significant impact on the earnings of the Company. In addition, the Company faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as frequently as every quarter, and the timing of the interest rate resets on its assets, which generally occur daily.
The interest rate earned by the Company and the interest rate paid by the underlying borrowers on the Company’s portfolio of FFELP loans is set forth in the Higher Education Act and the Department’s regulations thereunder and, generally, is based upon the date the loan was originated.
Loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. The Company generally finances its student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.
Depending on the type of loan and when it was originated, the borrower rate is either fixed to term or is reset to an annual rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company may earn floor income for an extended period of time, which the Company refers to as fixed rate floor income, and for those loans where the borrower rate is reset annually on July 1, the Company may earn floor income to the next reset date, which the Company refers to as variable rate floor income. In accordance with new legislation enacted in 2006, lenders are required to rebate fixed rate floor income and variable rate floor income to the Department for all new FFELP loans first originated on or after April 1, 2006.
Absent the use of derivative instruments, a rise in interest rates may reduce the amount of floor income received and this may have an impact on earnings due to interest margin compression caused by increasing financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their special allowance payment formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively become variable rate loans, the impact of the rate fluctuations is reduced.
Credit Risk
The Company’s portfolio of student loan assets is subject to minimal credit risk, generally based upon the type of loan, date of origination, and quality of the underlying loan servicing. Substantially all of the Company’s loan portfolio (99% at December 31, 2008) is guaranteed by the Department at levels ranging from 97% to 100%. Depending upon when the loan was first disbursed, and subject to certain servicing requirements, the federal government currently guarantees 97% or 98% of the principal of and the interest on federally insured student loans, which limits the Company’s loss exposure to 3% or 2% of the outstanding balance of the Company’s federally insured portfolio (for older loans disbursed prior to 1993, the guaranty rate is 100%). The Company’s portfolio of non-federally insured loans is subject to credit risk similar to other consumer loan assets.

Competition
The Company faces competition from many lenders in the student loan industry. Through its size, the Company has successfully leveraged economies of scale to gain market share, and also competes by offering a full array of loan products and services. The Company differentiates itself from other lenders through its customer service, comprehensive product offering, vertical integration, technology, and strong relationships with colleges and universities.
The Company views SLM Corporation, the parent company of Sallie Mae, as its largest competitor in terms of loan origination and student loans held. Large, national and regional banks are also strong competitors, although many are involved only in the origination of student loans. Additionally, in different geographic locations across the country, the Company faces strong competition from regional, tax-exempt student loan secondary markets.
The Direct Loan Program has reduced the origination volume available for FFEL Program participants. As a result of the recent legislation and capital market disruptions, many lenders have withdrawn from the student loan market. Substantially all other lenders have altered their student loan offerings including the elimination of certain borrower benefits and premiums paid on secondary market loan purchases. Many FFELP lenders have made other significant changes which dramatically reduced the loan volume they originated. These conditions, primarily centered on loan access and loan processing, have led a number of schools to convert from the FFELP to the Direct Loan Program or participate in the Direct Loan Program in addition to the FFELP.
Seasonality
The Company earns net interest income on its portfolio of student loans. Net interest income is primarily driven by the size and composition of the portfolio in addition to the cost of borrowing and the prevailing interest rate environment. Although originations of student loans are generally subject to seasonal trends which correspond to the traditional academic school year, the size and run-off of the Company’s portfolio and the periodic acquisition of student loans through its various channels limits the seasonality of net interest income. While seasonality of interest income may be limited, the Company incurs significantly more asset generation costs prior to and at the beginning of the academic school year.
Intellectual Property
The Company owns numerous trademarks and service marks (“Marks”) to identify its various products and services. As of December 31, 2008, the Company had approximately 11 pending and 97 registered Marks. The Company actively asserts its rights to these Marks when it believes infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. Each of the Marks has, upon registration, an indefinite duration so long as the Company continues to use the Mark on or in connection with such goods or services as the Mark identifies. In order to protect the indefinite duration, the Company makes filings to continue registration of the Marks. The Company owns four patent applications that have been published, but have not yet been issued and has also actively asserted its rights thereunder in situations where the Company believes its claims may be infringed upon. The Company owns many copyright-protected works, including its various computer system codes and displays, Web sites, books and other publications, and marketing collateral. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company’s software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company’s intellectual property.
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

Employees
As of December 31, 2008, the Company had approximately 2,200 employees. Approximately 1,100 of these employees held professional and management positions while approximately 1,100 were in support and operational positions. None of the Company’s employees are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its employees, and the Company believes that relations with its employees are good.
Available Information
Copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available on the Company’s Web site free of charge as soon as reasonably practicable after such reports are filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). Investors and other interested parties can access these reports and the Company’s proxy statements at http://www.nelnet.com. The Company routinely posts important information for investors on its Web site. The SEC maintains an Internet site (http://www.sec.gov) that contains periodic and other reports such as annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K, respectively, as well as proxy and information statements regarding the Company and other companies that file electronically with the SEC.
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
•	Asset Generation and Management
•	Student Loan and Guaranty Servicing
Additional risk factors affecting these segments are set forth under the “Liquidity and Capital Resources” caption below.
Changes in legislation and regulations could have a negative impact upon the Company’s business and may affect its profitability.
Funds for payment of interest subsidy payments, special allowance payments, and other payments under the FFEL Program are subject to annual budgetary appropriations by Congress. Federal budget legislation has in the past contained provisions that restricted payments made under the FFEL Program to achieve reductions in federal spending. Future federal budget legislation may adversely affect expenditures by the Department and the financial condition of the Company.
On August 14, 2008, the Higher Education Opportunity Act (“HEOA”) was enacted into law and effectively reauthorized the FFEL Program through 2014, with authorization to make FFELP loans through 2018 to borrowers with existing loans. Provisions in the HEOA include, but are not limited to, the following:
•	School code of conduct requirements applicable to FFELP and private education loan lending

•	Disclosure and reporting requirements for lenders and schools participating in preferred lender arrangements

•	Permissible and prohibited inducement activities on the part of FFELP lenders, private education lenders, and FFELP guaranty agencies

•	Additional loan origination and repayment disclosures that FFELP and private education lenders must provide to borrowers

•	Additional FFELP loan servicing requirements

The HEOA may affect the Company’s profitability by increasing costs as a result of required changes to the Company’s operations.
The College Cost Reduction Act established a competitive auction program, effective July 1, 2009, for the origination rights to PLUS loans made to parents. The Secretary of Education must hold auctions in which FFEL Program lenders bid on the special allowance rate they are willing to accept in exchange for the right to originate PLUS loans to parent borrowers in a particular state. The bid submitted by a lender cannot exceed the special allowance rate for such loans currently defined in the Higher Education Act. The Secretary may award the origination rights on a state-by-state basis to the lenders which submit the two lowest bids. The Company may not be one of the two lenders awarded the origination rights in one or more states, which could result in a reduced amount of PLUS loan volume.
Furthermore, Congressional amendments to the Higher Education Act, or other relevant federal laws, and rules and regulations promulgated by the Secretary of Education, may adversely impact holders of FFELP loans. For example, changes might be made to the rate of interest or special allowance payments paid on FFELP loans, to the level of insurance provided by guaranty agencies, to the fees assessed to FFEL Program lenders, or to the servicing requirements for FFELP loans. New policies affecting the competition between the Federal Direct Loan and FFEL Programs may be instituted, or the FFEL Program could be eliminated in its entirety. Such changes could have a material adverse effect on the Company and its operations. The Company cannot predict potential legislation impacting the FFEL Program and recognizes that a level of political and legislative risk always exists within the industry.
In addition to changes to the Higher Education Act and FFEL Program, various state laws and regulations targeted at student lending companies have been enacted. These laws place restrictions on lending and business practices between schools and lenders of FFELP and private education loans and required changes to the Company’s business practices and operations. As with possible actions in the future by Congress and the Secretary of Education at the federal level, state legislatures may enact laws and state regulating agencies may institute rules or take actions which adversely impact holders of FFELP or private education loans.
The impact of legislative changes coupled with financial market disruption has caused the Company and other FFELP lenders to re-evaluate the markets in which they originate loans and the value of the FFEL Program loan assets they hold. Some lenders may limit originations to schools based on the school’s cohort default rate and some lenders may sell loans to the Department through the Department’s Participation and Purchase Program. Additionally, schools currently participating in the FFEL Program may re-evaluate the Direct Loan Program. These changes could reduce future third party servicing volume and the Company’s loan servicing and guaranty revenue.
The Company may be subject to penalties and sanctions if it fails to comply with governmental regulations or guaranty agency rules.
Historically, the Company’s principal business has been comprised of originating, acquiring, holding, and servicing student loans made and guaranteed pursuant to the FFEL Program, which was created by the Higher Education Act. The Higher Education Act governs many aspects of the Company’s operations. The Company is also subject to rules of the agencies that act as guarantors of the student loans, known as guaranty agencies. In addition, the Company is subject to certain federal and state banking laws, regulations, and examinations, as well as federal and state consumer protection laws and regulations, including, without limitation, laws and regulations governing borrower privacy protection, information security, restrictions on access to student information, and, specifically with respect to the Company’s non-federally insured loan portfolio, certain state usury laws and related regulations and the Federal Truth in Lending Act. All or most of these laws and regulations impose substantial requirements upon lenders and servicers involved in consumer finance. Failure to comply with these laws and regulations could result in liability for the Company as a result of the imposition of civil penalties and potential class action law suits.
The Company’s failure to comply with the regulatory regimes described above may arise from:
•	Breaches of the Company’s internal control systems, such as a failure to adjust manual or automated servicing functions following a change in regulatory requirements
•	Privacy issues
•	Technological defects, such as a malfunction in or destruction of the Company’s computer systems
•	Fraud by the Company’s employees or other persons in activities such as borrower payment processing

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
The Company has entered into separate agreements with the Nebraska and New York State Attorneys General in relation to its lending activities. The Company pledges full disclosure and transparency in its marketing, origination, and servicing of education loans. Failure to meet the terms and conditions of an agreement could subject the Company to legal action by the respective Attorney General.
The Higher Education Act generally prohibits a lender from providing certain inducements to educational institutions or individuals in order to secure applicants for FFELP loans. The Company has structured its relationships and product offerings in a manner intended to comply with the Higher Education Act, supporting regulations, and the available communications and guidance from the Department.
If the Department were to change its position on any of these matters, the Company may have to change the way it markets products and services and a new marketing strategy may not be as effective. If the Company fails to respond to the Department’s change in position, the Department could potentially impose sanctions upon the Company that could negatively impact the Company’s business.
Competition created from other lenders and servicers may adversely impact the volume of future originations and the Company’s loan and guaranty servicing businesses.
The Company’s student loan originations generally are limited to students attending eligible educational institutions in the United States. Origination volume is greater at some schools than others, and the Company’s and its servicing clients’ ability to remain active lenders at a particular school is subject to competition from other FFEL Program lenders. In addition to other lenders, the Company also faces competition from other FFEL Program loan and guaranty service providers who may be willing to modify pricing or services to gain greater market share.
As the Company seeks to further expand its business, the Company will face numerous competitors who may be well established in the markets the Company seeks to penetrate, or who may have better brand recognition and greater financial resources. Consequently, such competitors may have more flexibility to address the risks inherent in the student loan business. Additionally, some of the Company’s competitors are tax-exempt organizations that do not pay federal or state income tax which provides them a pricing advantage. These factors could lead to lower origination volume and reduced loan and guaranty servicing revenue.
Competition created by the Federal Direct Loan Program may adversely impact the volume of future originations and the Company’s loan and guaranty servicing business.
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
The loan terms are generally the same under the Direct Loan Program as under the FFEL Program, though more flexible repayment, consolidation, and forgiveness provisions are available under the Direct Loan Program. Additionally, the interest rate on Direct PLUS Loans made on or after July 1, 2006, is more favorable for parent and graduate borrowers. At the discretion of the Secretary of Education, students attending schools that participate in the Direct Loan Program (and their parents) may still be eligible for participation in the FFEL Program, though no borrower can obtain loans under both programs for the same period of enrollment.
As a result of the recent legislation and capital market disruptions, many lenders have withdrawn from the student loan market. Substantially all other lenders have altered their student loan offerings including the elimination of certain borrower benefits and premiums paid on secondary market loan purchases. Many FFELP lenders have made other significant changes which dramatically reduced the loan volume they originated. These conditions, primarily centered on loan access and loan processing, have led a number of schools to convert from the FFELP to the Direct Loan Program or participate in the Direct Loan Program in addition to the FFELP.

It is difficult to predict the impact of the Direct Loan Program, as there is no way to accurately predict the number of schools that will participate in future years or, if the Secretary authorizes students attending participating schools to continue to be eligible for FFELP loans, how many students will seek loans under the Direct Loan Program instead of the FFEL Program. In addition, it is impossible to predict whether future legislation will eliminate, limit, or expand the Direct Loan Program or the FFEL Program.
The reduction in the Company’s student loan purchases from branding and forward flow partners could have an adverse impact on its business.
The Company has historically acquired student loans through forward flow commitments and branding partner arrangements with other student loan lenders. The enactment of the College Cost Reduction Act in September 2007 resulted in a reduction in the yields on student loans and, accordingly, a reduction in the amount of the premium the Company could pay lenders under its forward flow commitments and branding partner arrangements. In addition, the current capital market disruptions have rendered origination or acquisition of student loans through these channels uneconomical. Accordingly, the Company has limited acquisition of student loans through its branding and forward flow relationships and will only buy loans that are economically priced and eligible for the Department’s Participation and Purchase Program. As a result, the Company has and will continue to experience a decrease in its forward flow and branding partner loan volume. The Company can give no assurance that it will be successful in renegotiating or renewing, on economically reasonable terms, its branding and forward flow agreements once those agreements expire. Loss of a strong branding or forward flow partner, or relationships with schools from which a significant volume of student loans is directly or indirectly acquired, could result in an adverse effect on the Company’s business.
A decrease in third-party servicing volume could have a negative effect on the Company’s earnings.
To the extent that third-party servicing clients reduce the volume of student loans that the Company processes on their behalf or decide not to hold FFELP loan assets, the Company’s income would be reduced, and, to the extent the related costs could not be reduced correspondingly, net income could be adversely affected. Such volume reductions may occur for a variety of reasons, including if third-party servicing clients commence or increase internal servicing activities, shift volume to another service provider, sell their loan portfolios, or exit the FFEL Program completely, for instance, as a result of reduced interest rate margins.
Future losses due to defaults on loans held by the Company present credit risk which could adversely affect the Company’s earnings.
Over 99% of the Company’s student loan portfolio is comprised of federally insured loans. These loans currently benefit from a federal guaranty of their principal balance and accrued interest. The allowance for loan losses from the federally insured loan portfolio is based on periodic evaluations of the Company’s loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government currently guarantees 97% of the principal of and the interest on federally insured student loans disbursed on and after July 1, 2006 (and 98% for those loans disbursed prior to July 1, 2006), which limits the Company’s loss exposure on the outstanding balance of the Company’s federally insured portfolio. Also, in accordance with the Student Loan Reform Act of 1993, student loans disbursed prior to October 1, 1993 are fully insured for both principal and interest.
The Company’s non-federally insured loans are unsecured and are not guaranteed or reinsured under any federal student loan program or any private insurance program. Accordingly, the Company bears the full risk of loss on these loans if the borrower and co-borrower, if applicable, default. In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, months in repayment, delinquency status, loan program type, loan underwriting, economic trends and historical portfolio default trends. The Company places a non-federally insured loan on nonaccrual status and charges off the loan when the collection of principal and interest is 120 days past due.
The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that the Company’s management believes is adequate to cover probable losses inherent in the loan portfolio. However, future defaults can be higher than anticipated due to a variety of factors such as downturns in the economy, regulatory or operational changes, debt management operational effectiveness, and other unforeseen future trends. If actual performance is worse than estimated, it could materially affect the Company’s estimate of the allowance for loan losses and the related provision for loan losses in the Company’s statement of operations.

The Company must satisfy certain requirements necessary to maintain the federal guarantees of its federally insured loans, and the Company may incur penalties or lose its guarantees if it fails to meet these requirements.
The Company must meet various requirements in order to maintain the federal guaranty on its federally insured loans. These requirements include establishing servicing requirements and procedural guidelines and specify school and loan eligibility criteria. The federal guaranty on the Company’s federally insured loans is conditional based on the Company’s compliance with origination, servicing, and collection policies set by the Department and guaranty agencies. Federally insured loans that are not originated, disbursed, or serviced in accordance with the Department’s and guarantee agency regulations may risk partial or complete loss of the guaranty thereof. If the Company experiences a high rate of servicing deficiencies (including any deficiencies resulting from the conversion of loans from one servicing platform to another, errors in the loan origination process, establishment of the borrower’s repayment status, and due diligence or claim filing processes), it could result in the loan guarantee being revoked or denied. In most cases the Company has the opportunity to cure these deficiencies by following a prescribed cure process which usually involves obtaining the borrower’s reaffirmation of the debt. The lender becomes ineligible for special allowance interest benefits from the time of the first error leading to the loan rejection through the date that the loan is cured.
The Company is allowed three years from the date of the loan rejection to cure most loan rejections. If a cure cannot be achieved during this three year period, insurance is permanently revoked and the Company maintains its right to collect the loan proceeds from the borrower.
A guaranty agency may also assess an interest penalty upon claim payment if the error(s) does not result in a loan rejection. These interest penalties are not subject to cure provisions, and are typically related to isolated instances of due diligence deficiencies.
Failure to comply with Federal and guarantor regulations may result in loss of insurance or assessment of interest penalties at the time of claim reimbursement by the Company. A future increase in either the loans claim rejections and/or interest penalties could become material to the Company’s fiscal operations.
Higher rates of prepayments of student loans could reduce the Company’s profits.
Pursuant to the Higher Education Act, borrowers may prepay loans made under the FFEL Program at any time without penalty. Prepayments may result from consolidating student loans, which historically tends to occur more frequently in low interest rate environments, from borrower defaults, which will result in the receipt of a guaranty payment, and from voluntary full or partial prepayments, among other things. High prepayment rates will have the most impact on the Company’s asset-backed securitization transactions, since those securities are priced according to the expected average lives of the underlying loans. The rate of prepayments of student loans may be influenced by a variety of economic, social, and other factors affecting borrowers, including interest rates and the availability of alternative financing. The Company’s profits could be adversely affected by higher prepayments, which may reduce the amount of net interest income the Company receives.
Consolidation loan activity by competitors or through the Direct Loan Program presents a risk to the Company’s loan portfolio and profitability.
The Company’s portfolio of federally insured loans is subject to refinancing through the use of consolidation loans, which are expressly permitted by the Higher Education Act and the Direct Loan Program. In January 2008, the Company suspended consolidation student loan originations as a result of legislative actions and capital market disruptions which impacted the profitability of consolidation loans. As a result, the Company may lose student loans in its portfolio that are consolidated by competing FFELP lenders or by the Direct Loan Program. Increased consolidations of student loans by the Company’s competitors or by the Direct Loan Program may result in a negative return on loans, when considering the origination costs or acquisition premiums paid with respect to these loans. Moreover, it may result in a reduction in net interest income. Additionally, consolidation of loans away by competing lenders or by the Direct Loan Program can result in a decrease of the Company’s servicing portfolio, thereby decreasing fee-based servicing income.
The Company faces liquidity risks associated with financing student loan originations and acquisitions.
A primary funding need of the Company is to finance its existing student loan portfolio and to fund new student loan originations and acquisitions. The Company relies upon secured financing vehicles as its most significant source of funding for student loans. Current conditions in the capital markets have resulted in reduced liquidity and increased credit risk premiums for market participants. These conditions may continue to increase the cost and reduce the availability of debt in the capital markets. As a result, a prolonged period of market illiquidity may affect the Company’s ability to finance its current student loan portfolio and could have an adverse impact on the Company’s future earnings and financial condition. See the additional risk factors under the “Liquidity and Capital Resources” caption below and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Elimination of the FFEL Program by the Federal Government would have a significant negative effect on the Company’s earnings and operations.
Elimination of the FFEL Program would significantly impact the Company’s operations and profitability by, among other things, reducing the Company’s interest revenues as a result of the inability to add new FFELP loans to the Company’s portfolio and reducing guarantee and third-party servicing fees as a result of reduced FFELP loan servicing and origination volume. Additionally, the elimination of the FFEL Program would reduce education loan software sales and related consulting fees received from lenders using the Company’s software products and services.
On February 26, 2009, the President introduced several proposals related to the fiscal year 2010 Federal budget, including a proposal for the elimination of the FFEL Program and a recommendation that all new student loan originations be funded through the Direct Loan Program, with loan servicing to be provided by private sector companies through performance-based contracts with the Department. The proposal did not contain specific details as to implementation or timing, and the proposal is subject to review by Congress and possible changes. The Company cannot currently predict whether this or any other proposals to eliminate the FFEL Program will ultimately be enacted.
Utilization by lenders of the Department’s Participation and Purchase Program could reduce servicing, default aversion, and collection revenue.
On July 1, 2008, pursuant to the ECASLA, the Department announced terms under which it will offer to purchase certain FFELP student loans and participation interests in certain FFELP student loans from FFELP lenders. Under the Department’s Purchase Program, the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Lenders will have until September 30, 2009 to sell loans to the Department under the 2008-2009 academic year Purchase Program.
On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the replication of the Participation Program and Purchase Program for the 2009-2010 academic year. Lenders will have until September 30, 2010 to sell 2009-2010 academic year loans to the Department.
FFELP student loans purchased by the Department through the Purchase Program may be serviced by the Department, consequently reducing the size of the FFEL Program third-party servicing market. Use of the Purchase Program by the Company and its third-party servicing clients will likely reduce future third-party servicing and will reduce guaranty revenue.
Operating Segments — Fee-Based Businesses
The following risk factors relate to the Company’s operating segments not directly related to the FFEL Program. These operating segments include:
•	Tuition Payment Processing and Campus Commerce
•	Enrollment Services
•	Software and Technical Services
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
The Company’s Software and Technical Services operating segment provides information technology products and services, with core areas of business in student loan software solutions for schools, lenders, and guarantors. Many of the Company’s customers receiving these services have been negatively impacted through reduced margins as a result of the passage of the College Cost Reduction Act in September 2007 and the recent disruption in the financial markets. This impact could decrease the demand for the Company’s products and services and affect the Company’s revenue and profit margins.
The Company’s results are affected by competitive conditions, economic changes, and customer preferences.
Demand for the Company’s products and services, which impact revenue and profit margins, is affected by (i) the development and timing of the introduction of competitive products and services; (ii) the Company’s response to pricing pressures to stay competitive; (iii) changes in customer discretionary spending based on economic conditions; and (iv) changes in customers’ preferences for the Company’s products and services, including the success of products and services offered by competitors.
In addition, K-12 and post-secondary enrollment numbers impact the demand for the Company’s products and services. Education enrollment numbers are impacted by general population trends and the general state of the economy. Revenue in the Company’s fee- based businesses is recurring only to the extent that customer relationships are sustained. For some products and services, volume and growth is concentrated to a limited number of customers. Reduction in volume or loss of key customer relationships could have a negative impact on the Company’s future operating results.

Liquidity and Capital Resources
The Company faces liquidity and funding risk to meet its financial obligations.
Liquidity and funding risk refers to the risk that the Company will be unable to finance its operations due to a loss of access to the capital markets or other financing alternatives, or difficulty in raising financing needed for its assets. Liquidity and funding risk also encompasses the ability of the Company to meet its financial obligations without experiencing significant business disruption or reputational damage that may threaten its viability as a going concern.
The recent unprecedented disruptions in the credit and financial markets and the general economic crisis have had and may continue to have an adverse effect on the cost and availability of financing for the Company’s student loan portfolios and, as a result, have had and may continue to have an adverse effect on the Company’s liquidity, results of operations, and financial condition. Such adverse conditions may continue or worsen in the future.
The Company’s primary funding needs are those required to finance its student loan portfolio and satisfy its cash requirements for new student loan originations and acquisitions. In general, the amount, type, and cost of the Company’s funding, including securitizations and unsecured financing from the capital markets and borrowings from financial institutions, have a direct impact on the Company’s operating expenses and financial results and can limit the Company’s ability to grow its student loan assets. The Company relies upon secured financing vehicles as its most significant source of funding for student loans. The Company’s primary secured financing vehicles are loan warehouse facilities and asset-backed securitizations.
Historically, the Company funded new loan originations using loan warehouse facilities and asset-backed securitizations. Student loan warehousing has historically allowed the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. In July 2008, the Company did not renew its liquidity provisions on its FFELP warehouse facility. Accordingly, the facility became a term facility and no new loan originations could be funded with this facility. In August 2008, the Company began funding FFELP Stafford and PLUS student loan originations for the 2008-2009 academic year pursuant to the Department’s Loan Participation Program (as discussed below).
In August 2008, the Department implemented the Purchase Program and the Participation Program pursuant to the ECASLA. Under the Department’s Purchase Program, the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Under the Participation Program, the Department provides interim short term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program for the 2008-2009 academic year must be either refinanced by the lender or sold to the Department pursuant to the Purchase Program prior to its expiration on September 30, 2009. To be eligible for purchase or participation under the Department’s programs, loans were originally limited to FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, with eligible borrower benefits.
On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the extension of the Participation Program and Purchase Program from September 30, 2009 to September 30, 2010. The Department indicated that loans for the 2008-2009 academic year which are funded under the Department’s Participation Program will need to be refinanced or sold to the Department prior to September 30, 2009. On November 8, 2008, the Department announced the replication of the terms of the Participation and Purchase Program, in accordance with the October 7th legislation, which will include FFELP student loans made for the 2009-2010 academic year. Loans for the 2009-2010 academic year will need to be refinanced or sold to the Department prior to September 30, 2010.
With respect to the origination of new FFELP student loans for the 2008-2009 and 2009-2010 academic years, the Company currently expects to utilize the Department’s Participation Program.
The Company has historically relied on asset-backed securitizations as a significant source of funding for student loans on a long term basis. The severe disruptions in the credit and financial markets have made asset-backed securitization financing generally unavailable. The Company is currently unable to predict when market conditions will allow for future asset-backed securitization financing. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

If the Company is unable to obtain cost-effective and stable funding alternatives, its funding capabilities and liquidity would be negatively impacted and its cost of funds could increase, adversely affecting the Company’s results of operations. In addition, the Company’s ability to originate and acquire student loans would be limited or could be eliminated.
The Company is exposed to mark-to-formula collateral support risk on its FFELP warehouse facility.
The Company’s warehouse facility for FFELP loans provides formula based advance rates based on current market conditions, which require equity support to be posted to the facility. While the Company does not believe that the loan valuation formula is reflective of the actual fair value of its loans, it is subject to compliance with these provisions of the warehouse facility agreement. As of December 31, 2008, $1.4 billion was outstanding under this facility. Under the current terms of the facility, the remaining student loan collateral will need to be refinanced or removed by May 9, 2010, the final maturity of the facility. As of December 31, 2008, the Company had $280.6 million posted as equity funding support for the facility.
The Company has utilized its $750.0 million unsecured line of credit to fund equity advances on its warehouse facility. As of December 31, 2008, the Company had $691.5 million outstanding under the line of credit and $51.2 million available for future use. The amount available under the line of credit is less than maximum capacity as a credit provider is no longer funding draw requests (see below).
Continued disruptions in the credit and financial markets may cause additional volatility in the loan valuation formula under the warehouse facility. Should a significant change in the valuation of loans result in additional required equity funding support for the warehouse facility greater than what the Company can provide, the warehouse facility could be subject to an event of default resulting in a termination of the facility and an acceleration of the repayment provisions. A default on the FFELP warehouse facility would result in an event of default on the Company’s unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.
The Company plans to remove and/or refinance the remaining collateral in this facility by using the Department’s Conduit Program, using other financing arrangements, including secured transactions in the capital markets, using unrestricted operating cash, and/or selling loans to third parties. The Company cannot predict if it will be successful at removing and/or refinancing the remaining collateral in the FFELP warehouse facility and such terms may have a material adverse effect on the Company’s results of operations and financial condition.
The Company faces counterparty risk.
The Company has exposure to the financial condition of its various lending, investment, and derivative counterparties. If any of the Company’s counterparties is unable to perform its obligations, the Company would, depending on the type of counterparty arrangement, experience a loss of liquidity or an economic loss. Related to derivative exposure, the Company may not be able to cost effectively replace the derivative position depending on the type of derivative and the current economic environment. If the Company was not able to replace the derivative position, the Company would be exposed to a greater level of interest rate and/or foreign currency exchange rate risk which could lead to additional losses.
The lending commitment under the Company’s $750.0 million unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank (“Lehman”), a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Since the bankruptcy filing, the Company has experienced funding delays from Lehman for its portion of the lending commitment and does not expect Lehman to fund future borrowing requests. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
As a source of liquidity for funding new FFELP student loan originations, the Company maintains a participation agreement with the related party Union Bank and Trust Company (“Union Bank”), as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. The Company currently can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million. In the event that Union Bank experiences adverse changes to its financial condition, such participation agreement liquidity may not be available to the Company in the future.
As of December 31, 2008, the Company had a total of $610 million invested in guaranteed investment contracts (“GICs”). Approximately $100 million of these GICs are with foreign banks, which receive support from regional or national governments. The remaining $510 million of these GICs are with a total of three banks, all of which are currently at least A rated, and with one such bank representing 88% of this amount. These agreements may be terminated by the Company if the GIC providers’ unsecured credit rating falls below a certain threshold. A default by the counterparties under the GICs could lead to a loss of the Company’s investment and have a material adverse effect on the Company’s results of operations and financial condition.

When the mark-to-market value of a derivative instrument is negative, the Company owes the counterparty and, therefore, has no immediate counterparty risk. Additionally, if the negative mark-to-market value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company posts collateral may depend on the Company’s unsecured credit rating. If interest and foreign currency exchange rates move materially, the Company could be required to deposit a significant amount of collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company’s capital resources.
When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by the Company.
The Company attempts to manage market and credit risks associated with interest and foreign currency exchange rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s risk committee. The Company also has a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.
The Company is exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for the assets.
The Company issues asset-backed securities, the vast majority being variable rate, to fund its student loan assets. The variable rate debt is generally indexed to 3-month LIBOR, set by auction, or through a remarketing process. The income generated by the Company’s student loan assets is generally driven by short term indices (treasury bills and commercial paper) that are different from those which affect the Company’s liabilities (generally LIBOR), which creates basis risk. Moreover, the Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as every quarter, and the timing of the interest rate resets on its assets, which generally occurs daily. In a declining interest rate environment, this may cause the Company’s student loan spread to compress, while in a rising rate environment, it may cause the spread to increase.
In using different index types and different index reset frequencies to fund assets, the Company is exposed to interest rate risk in the form of basis risk and repricing risk, which, as noted above, is the risk that the different indices may reset at different frequencies, or will not move in the same direction or with the same magnitude. While these indices are short term with rate movements that are highly correlated over a longer period of time, they have recently become less correlated. There can be no assurance the indices will regain their high level of correlation in the future due to capital market dislocations or other factors not within the Company’s control. In such circumstances, the Company’s earnings could be adversely affected, possibly to a material extent.
The Company has used derivative instruments to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities. However, the Company does not generally hedge the basis risk due to the different interest rate indices associated with its assets and liabilities since the derivatives needed to hedge this risk are generally illiquid or non-existent and the relationship between the indices for most of the Company’s assets and liabilities has been highly correlated over a long period of time. Recently, the spread has widened and may widen further, which has and may continue to have a significant impact on the net spread of the Company’s student loan portfolio.
As of December 31, 2008, the Company had approximately $23.6 billion of FFELP loans indexed to three-month financial commercial paper rate and $20.5 billion of debt indexed to LIBOR. Due to the unintended consequences of government intervention in the commercial paper markets and limited issuances of qualifying financial commercial paper, the relationship between the three-month financial CP and LIBOR rates has been distorted and volatile. To address this issue, the Department announced that for purposes of calculating the FFELP loan index from October 27, 2008 to December 31, 2008, the Federal Reserve’s Commercial Paper Funding Facility rate was used for those days in which no three-month financial commercial paper rate was available. This action partially mitigated the recent volatility between CP and LIBOR, however, there are no assurances that the Department will utilize a similar methodology for the first quarter of 2009 or in the future.
Characteristics unique to asset-backed securitizations may negatively affect the Company’s continued liquidity.
The interest rates on certain of the Company’s asset-backed securities are set and periodically reset via a “dutch auction” (“Auction Rate Securities”) or through a remarketing utilizing remarketing agents (“Variable Rate Demand Notes”).
For Auction Rate Securities, investors and potential investors submit orders through a broker-dealer as to the principal amount of notes they wish to buy, hold, or sell at various interest rates. The broker-dealers submit their clients’ orders to the auction agent, who then determines the clearing interest rate for the upcoming period. Interest rates on these Auction Rate Securities are reset periodically, generally every 7 to 35 days, by the auction agent or agents. Beginning in the first quarter of 2008, as part of the ongoing credit market crisis, auction rate securities from various issuers have failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. Since February 2008, the Company’s Auction Rate Securities have failed in this manner. Under historical conditions, the broker-dealers would purchase these securities if investor demand is weak. However, since February 2008, the broker-dealers have been allowing auctions to fail. Currently, all of the Company’s Auction Rate Securities are in a failed auction status and the Company believes they will remain in a failed auction status for an extended period of time and possibly permanently.

As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary by class of security, they will generally be based on a spread to LIBOR or Treasury Securities. These maximum rates are subject to increase if the credit ratings on the bonds are downgraded.
The Company cannot predict whether future auctions related to its Auction Rate Securities will be successful. The Company is currently seeking alternatives for reducing its exposure to the auction rate market, but may not be able to achieve alternate financing for some or all of its Auction Rate Securities. If there is no demand for the Company’s Auction Rate Securities, the Company could be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities.
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
Loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula set by the Department and the borrower rate, which is fixed over a period of time. The Company generally finances its student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.
Depending on the type of loan and when it was originated, the borrower rate is either fixed to term or is reset to an annual rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company may earn floor income for an extended period of time, which the Company refers to as fixed rate floor income, and for those loans where the borrower rate is reset annually on July 1, the Company may earn floor income to the next reset date, which the Company refers to as variable rate floor income. In accordance with new legislation enacted in 2006, lenders are required to rebate fixed rate floor income and variable rate floor income to the Department for all new FFELP loans first originated on or after April 1, 2006.
Absent the use of derivative instruments, a rise in interest rates may reduce the amount of floor income received and this may have an impact on earnings due to interest margin compression caused by increasing financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their special allowance payment formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively convert to variable rate loans, the impact of the rate fluctuations is reduced.
The Company is subject to foreign currency exchange risk and such risk could lead to increased costs.
As a result of the Company’s offerings in Euro-denominated notes, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and the Euro, and LIBOR and EURIBOR. The principal and accrued interest on these notes is re-measured at each reporting period and recorded on the Company’s balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. When foreign currency exchange rates between the U.S. dollar and the Euro change significantly, earnings may fluctuate significantly. The Company entered into cross-currency interest rate swaps that hedge these risks but, as discussed below, such swaps may not always be effective.
The Company’s derivative instruments may not be successful in managing interest and foreign currency exchange rate risks, which may negatively impact the Company’s operations.
When the Company utilizes derivative instruments, it utilizes them to manage interest and foreign currency exchange rate sensitivity. The Company’s derivative instruments are intended as economic hedges but do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 133”); consequently, the change in fair value, called the “mark-to-market”, of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and foreign currency exchange rates can and have significantly impacted the valuation of the Company’s derivatives. Accordingly, changes or shifts in the forward yield curve and foreign currency exchange rates will impact the financial position, results of operations, and cash flows of the Company. Further, the Company may incur costs or be subject to bid/ask spreads if the Company terminates a derivative instrument. The derivative instruments used by the Company are typically in the form of interest rate swaps, basis swaps, and cross-currency interest rate swaps.

Developing an effective strategy for dealing with movements in interest rates and foreign currency exchange rates is complex, and no strategy can completely insulate the Company from risks associated with such fluctuations. Although the Company believes its derivative instruments are highly effective, because many of its derivatives are not balance guaranteed to a particular pool of student loans, the Company is subject to prepayment risk that could result in the Company being under or over hedged, which could result in material losses to the Company. In addition, the Company’s interest rate and foreign currency exchange risk management activities could expose the Company to substantial mark-to-market losses if interest rates or foreign currency exchange rates move materially differently from the environment when the derivatives were entered into. As a result, the Company cannot offer any assurance that its economic hedging activities will effectively manage its interest and foreign currency exchange rate sensitivity, or have the desired beneficial impact on its results of operations or financial condition.
The ratings of the Company or of any securities issued by the Company may change, which may increase the Company’s costs of capital and may reduce the liquidity of the Company’s securities.
Ratings are based primarily on the creditworthiness of the Company, the underlying assets of asset-backed securitizations, the amount of credit enhancement in any given transaction, and the legal structure of any given transaction. Ratings are not a recommendation to purchase, hold, or sell any of the Company’s securities inasmuch as the ratings do not address the market price or suitability for investors. There is no assurance that ratings will remain in effect for any given period of time or that current ratings will not be lowered or withdrawn by any rating agency. Ratings for the Company or any of its securities may be increased, lowered, or withdrawn by any rating agency if, in the rating agency’s judgment, circumstances so warrant. If the Company’s credit ratings are lowered or withdrawn, the Company may experience an increase in the interest rate paid on the Company’s unsecured line of credit or the interest rates or other costs associated with other capital raising activities by the Company, which may negatively affect the Company’s operations. Moreover, if the unsecured ratings of the Company are lowered or withdrawn, it may affect the terms of the Company’s outstanding derivative contracts and could result in requirements for the Company to post additional collateral under those contracts. Additionally, a lowered or withdrawn credit rating may negatively affect the liquidity of the Company’s securities.
General Risk Factors
A continued economic recession could reduce demand for Company products and services and lead to lower revenue and lower earnings.
The Company earns revenue from the interest and fees charged on the loans and other products and services it sells. When the economy slows, the demand for those products and services can fall, reducing interest and fee revenue and earnings. An economic downturn can also hurt the ability of borrowers to repay their loans, causing higher loan losses. Several factors could cause the economy to slow down or even recede, including higher energy costs, higher interest rates, reduced consumer or corporate spending, declining home values, natural disasters, terrorist activities, military conflicts, and the normal cyclical nature of the economy.
Changes in accounting policies or accounting standards, changes in how accounting standards are interpreted or applied, and incorrect estimates and assumptions by management in connection with the preparation of the Company’s consolidated financial statements could materially affect the reported amounts of asset and liabilities, the reported amounts of income and expenses, and related disclosures.
The Company’s accounting policies are fundamental to determining and understanding financial condition and results of operations. Some of these policies require use of estimates and assumptions that could affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. Several of the Company’s accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”. From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of external financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB and/or the SEC) may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond the Company’s control, can be hard to predict, and could materially impact how the Company reports its financial condition and results of operations. The Company could be required to apply a new or revised standard retroactively or apply an existing standard differently, also retroactively, in each case resulting in the Company potentially restating prior period financial statements that could potentially be material.

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
From January 1, 2008 to February 27, 2009, the closing daily sales price of the Company’s Class A common stock as reported by the New York Stock Exchange ranged from a low of $4.91 per share to a high of $16.06 per share. The Company expects the Class A common stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond the Company’s control. These factors include:
•	Changes in interest rates and credit market conditions affecting the cost and availability of financing for the Company’s student loan assets
•	Changes in the education financing regulatory framework
•	Changes in demand for education financing or other products and services that the Company offers
•	Variations in the Company’s quarterly operating results
•	Changes in financial estimates by securities analysts
•	Changes in market valuations of comparable companies
•	Future sales of the Company’s Class A common stock
In addition, in May 2008 the Company announced that it was temporarily suspending its quarterly dividend payments of $0.07 per share on its Class A and Class B common stock. The Company will continue to evaluate its dividend policy, but the payment of future dividends remains in the discretion of the Company’s board of directors and will continue to depend on the Company’s earnings, capital requirements, financial condition, and other factors. In addition, the payment of dividends is subject to the terms of certain other outstanding securities issued by the Company. The Company does not currently anticipate resuming the payment of dividends on its common stock in the foreseeable future.
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
During 2007 and 2008, the student lending industry was the subject of various investigations and reports. The publicity associated with these investigations and reports may have a negative impact on the Company’s reputation. To the extent that potential or existing customers decide not to utilize the Company’s products or services as a result of such publicity, the Company’s operating results may be adversely affected.
If management does not effectively execute the Company’s restructuring objectives to reduce infrastructure costs and reposition the Company in the education market place, it could adversely affect the Company’s customers, operations, revenue, and ability to compete.
As the result of FFEL Program regulation changes, financial market disruption, and an ongoing economic recession, the Company has implemented restructuring objectives to reduce infrastructure costs and reposition itself in the education market place. Beginning in the third quarter of 2007 and continuing into 2009, the Company has executed initiatives that created efficiencies within its asset generation business and decreased operating expenses through a reduction in workforce, realignment of operating facilities, and restructuring of operating systems and system support.
If management is unable to successfully implement the Company’s reorganization objectives or if these objectives do not have the desired effects or result in the projected efficiencies, the Company may incur additional or unexpected expenses, reputation damage, or loss of customers which would adversely affect the Company’s operations and revenues.

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
A compromise of customer data could negatively impact the Company’s business.
The Company, on its own behalf and on behalf of other entities, stores a significant amount of personal data about the customers to whom the Company provides services. If access to customer data were compromised through breach of its systems, fraud, or otherwise, the Company could suffer reputation damage, loss of customers, and unexpected financial costs.
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
The Company is subject to federal and state income tax laws and regulations. Income tax regulations are often complex and require interpretation. Changes in income tax regulations could negatively impact the Company’s results of operations. If states enact legislation, alter apportionment methodologies, or aggressively apply the income tax nexus standards, the Company may become subject to additional state taxes. The applicability and taxation on the earnings from intangible personal property has been the subject of state audits and litigation with state taxing authorities and tax policy debates by various state legislatures. As the U.S. Congress and U.S. Supreme Court have not provided clear guidance in this regard, conflicting state laws and court decisions create tremendous uncertainty and expense for taxpayers conducting interstate commerce.
From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include asset and business acquisitions and dispositions, financing transactions, apportionment, nexus standards, and income recognition. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on the interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In accordance with SFAS No. 109, Accounting for Income Taxes, and Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes, the Company establishes reserves for tax contingencies related to deductions and credits that it may be unable to sustain. Differences between the reserves for tax contingencies and the amounts ultimately owed are recorded in the period they become known. Adjustments to the Company’s reserves could have a material effect on the Company’s financial statements.

Transactions with affiliates and potential conflicts of interest of certain of the Company’s officers and directors, including the Company’s Chief Executive Officer, pose risks to the Company’s shareholders that the Company may not enter into transactions on the same terms that the Company could receive from unrelated third-parties.
The Company has entered into certain contractual arrangements with entities controlled by Michael S. Dunlap, the Company’s Chairman, Chief Executive Officer, and a principal shareholder, and members of his family and, to a lesser extent, with entities in which other directors and members of management hold equity interests or board or management positions. Such arrangements constitute a significant portion of the Company’s business and include cash management activities and sales of student loans and student loan origination rights by such affiliates to the Company. These arrangements may present potential conflicts of interest. Many of these arrangements are with Union Bank, in which Mr. Dunlap owns an indirect interest and of which he serves as a member of the Board of Directors. The Company intends to maintain its relationship with Union Bank, which management believes provides substantial benefits to the Company, although there can be no assurance that any transactions between the Company and entities controlled by Mr. Dunlap, his family, and/or other officers and directors of the Company are, or in the future will be, on terms that are no less favorable than what could be obtained from an unrelated third party.
The Company’s Chairman and Chief Executive Officer owns a substantial percentage of the Company’s Class A and Class B common stock and is able to control all matters subject to a shareholder vote.
Michael S. Dunlap, the Company’s Chairman, Chief Executive Officer, and a principal shareholder, beneficially owns a substantial percentage of the Company’s outstanding shares of Class A common stock and Class B common stock. Each share of Class A common stock has one vote and each share of Class B common stock has 10 votes on all matters to be voted upon by the Company’s shareholders. As a result, Mr. Dunlap is able to control all matters requiring approval by the Company’s shareholders, including the election of all members of the Board of Directors, and may do so in a manner with which other shareholders may not agree or which they may not consider to be in the best interest of other shareholders. In addition, Stephen F. Butterfield, the Company’s Vice Chairman, owns a substantial number of shares of Class B common stock.
Managing assets for third parties has inherent risks that, if not properly managed, could negatively affect the Company’s business.
As part of the Company’s Loan and Guaranty Servicing and other Fee Based business segments, the Company manages loan portfolios and transfers funds for third party customers. A compromise of security surrounding loan portfolio and cash management processes or mismanagement of customer assets could lead to litigation, fraud, reputation damage, and unanticipated operating costs that could affect the Company’s overall business.
The Company may face operational risks from its reliance on vendors to complete specific business operations.
The Company relies on outside vendors to provide key components of business operations such as internet connections and network access. Disruptions in communication services provided by a vendor or any failure of a vendor to handle current or higher volumes of use could hurt the Company’s ability to deliver products and services to customers and otherwise to conduct business. Financial or operational difficulties of an outside vendor could also hurt operations if those difficulties interfere with the vendor’s services.
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

			Lease
		Approximate	expiration
Location	Primary Function or Segment	square feet	date
Lincoln, NE	Corporate Headquarters, Asset Generation and Management, Student Loan and Guaranty Servicing	154,000	—
Aurora, CO	Asset Generation and Management, Student Loan and Guaranty Servicing, Software and Technical Services	124,000	February 2015
Jacksonville, FL	Student Loan and Guaranty Servicing, Software and Technical Services	109,000	January 2014
Lawrenceville, NJ	Enrollment Services	62,000	April 2011
The square footage amounts above exclude a total of approximately 43,000 square feet of owned office space in Lincoln, Nebraska that the Company leases to third parties. The Company also leases approximately 62,000 square feet of office space in Indianapolis, Indiana where Asset Generation and Management and Student Loan and Guaranty Servicing operations were previously conducted, of which 56,000 square feet is now subleased to third parties. The Company leases other office facilities located throughout the United States. These properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. The Company believes that its respective properties are generally adequate to meet its long term business goals. The Company’s principal office is located at 121 South 13th Street, Suite 201, Lincoln, Nebraska 68508.

ITEM 3. LEGAL PROCEEDINGS
General
The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters principally consist of claims by student loan borrowers disputing the manner in which their student loans have been processed and disputes with other business entities. In addition, from time to time the Company receives information and document requests from state or federal regulators concerning its business practices. The Company cooperates with these inquiries and responds to the requests. While the Company cannot predict the ultimate outcome of any inquiry or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department thereunder, and the Department’s guidance regarding those rules and regulations. On the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company’s management that the disposition or ultimate determination of these claims, lawsuits, and proceedings will not have a material adverse effect on the Company’s business, financial position, or results of operations.
Municipal Derivative Bid Practices Investigation
As previously disclosed, on February 8, 2008, Shockley Financial Corp. (“SFC”), an indirect, wholly-owned subsidiary of the Company that provides investment advisory services for the investment of proceeds from the issuance of municipal and corporate bonds, received a grand jury subpoena issued by the U.S. District Court for the Southern District of New York upon application of the Antitrust Division of the U.S. Department of Justice (“DOJ”). The subpoena seeks certain information and documents from SFC in connection with DOJ’s criminal investigation of the bond industry with respect to possible anti-competitive practices related to awards of guaranteed investment contracts and other products for the investment of proceeds from bond issuances. SFC currently has one employee. The Company and SFC are cooperating with the investigation.
On March 5, 2008, SFC received a subpoena from the SEC related to a similar investigation, on June 6, 2008 and June 12, 2008, SFC received subpoenas from the New York Attorney General and the Florida Attorney General, respectively, relating to their similar investigations. Each of the subpoenas seeks information similar to that of the DOJ. The Company and SFC are cooperating with these investigations.
SFC was also named as a defendant in a number of substantially identical purported class action lawsuits, which as of June 16, 2008 have been consolidated before the U.S. District Court for the Southern District of New York, under the caption In re Municipal Derivatives Antitrust Litigation. The consolidated suit (the “Suit”) alleges several financial institutions and financial service provider defendants engaged in a conspiracy not to compete and to fix prices and rig bids for municipal derivatives (including GICs) sold to issuers of municipal bonds. The Suit also asserts claims for violations of Section 1 of the Sherman Act, fraudulent concealment, unfair competition and violation of the California Cartwright Act. On January 30, 2009, SFC entered into a Tolling and Cooperation Agreement (“Tolling Agreement”) with a number of the plaintiffs involved in the Suit. In connection with the Tolling Agreement, on February 5, 2009 SFC was voluntarily dismissed from the Suit, without prejudice, on motion of the plaintiffs who are parties to the Tolling Agreement. To the extent SFC is not dismissed by other plaintiffs, SFC intends to vigorously contest the Suit.
SFC, the Company, or other subsidiaries of the Company may receive subpoenas from other regulatory agencies. Due to the preliminary nature of these matters as to SFC, the Company is unable to predict the ultimate outcome of the investigations or the Suit.
Department of Education Review
The Department of Education periodically reviews participants in the FFEL Program for compliance with program provisions. On June 28, 2007, the Department notified the Company that it would be conducting a review of the Company’s administration of the FFEL Program under the Higher Education Act. The Company understands that the Department selected several schools and lenders for review. Specifically, the Department indicated it was reviewing the Company’s practices in connection with the prohibited inducement provisions of the Higher Education Act and the provisions of the Higher Education Act and the associated regulations which allow borrowers to have a choice of lenders. The Company responded to the Department’s requests for information and documentation and has cooperated with their review.
While the Company cannot predict the ultimate outcome of the review, the Company believes its activities have materially complied with the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations.

Department of Justice
In connection with the Company’s settlement with the Department of Education in January 2007 to resolve the Office of Inspector General of the Department of Education (the “OIG”) audit report with respect to the Company’s student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate, the Company was informed in February 2007 by the Department of Education that a civil attorney with the Department of Justice had opened a file regarding the issues set forth in the OIG report, which the Company understands is common procedure following an OIG audit report. The Company has engaged in discussions with and provided information to the DOJ in connection with the review.
By letter dated November 18, 2008, the DOJ requested that the Company provide the DOJ certain documents and information related to the Company’s compliance with the prohibited inducement provisions of the Higher Education Act and associated regulations. The Company responded to the DOJ’s requests and is cooperating with their review.
While the Company is unable to predict the ultimate outcome of these reviews, the Company believes its practices complied with applicable law, including the provisions of the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Class A Common Stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B Common Stock is not publicly traded. The number of holders of record of the Company’s Class A Common Stock and Class B Common Stock as of January 31, 2009 was 773 and nine, respectively. Because many shares of the Company’s Class A Common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders. The following table sets forth the high and low sales prices for the Company’s Class A Common Stock for each full quarterly period in 2008 and 2007.

	2008				2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$13.66	$14.11	$16.06	$14.80	$27.92	$28.00	$24.35	$19.61
Low	9.00	10.35	9.37	9.21	23.38	22.99	17.11	11.99
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

Performance Graph
The following graph compares the change in the cumulative total shareholder return on the Company’s Class A Common Stock to that of the cumulative return of the Dow Jones U.S. Total Market Index and the Dow Jones U.S. Financial Services Index. The graph assumes that the value of an investment in the Company’s Class A Common Stock and each index was $100 on December 31, 2003 and that all dividends, if applicable, were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG NELNET, INC., THE DOW JONES US TOTAL MARKET INDEX,
AND THE DOW JONES US FINANCIAL SERVICES INDEX

Company/Index	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008

Nelnet, Inc.	$100.00	$120.22	$181.61	$122.14	$57.58	$65.33
Dow Jones U.S. Total Market Index	100.00	112.01	119.10	137.64	145.91	91.69
Dow Jones U.S. Financial Services Index	100.00	114.26	123.84	158.21	132.73	55.16
The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the fourth quarter of 2008 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs (2) (3)	or programs (4)

October 1 – October 31, 2008	1,606	$13.10	1,606	7,107,906
November 1 – November 30, 2008	260,468	36.93	1,708	7,384,499
December 1 – December 31, 2008	56,508	12.84	1,645	7,156,712

Total	318,582	$32.54	4,959

(1)
The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below; (ii) shares purchased pursuant to the 2006 ESLP discussed in footnote (3) below, of which there were none for the months of October, November, or December 2008; and (iii) shares purchased other than through a publicly announced program, as described below. Shares of Class A common stock purchased pursuant to the 2006 Plan included 1,606 shares, 1,708 shares, and 1,645 shares in October, November, and December, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares. In addition, 54,863 shares withheld by the Company in December to satisfy tax withholding requirements upon the issuance of shares to an employee under the Company’s Restricted Stock Plan in connection with a separation agreement. 258,760 shares were purchased by the Company in November for $37.10 per share in connection with the settlement of the Company’s obligations upon the exercise of outstanding put options issued by the Company as discussed in note 10 of the notes to the consolidated financial statements included in this Report. These shares were originally issued by the Company in November 2005 in consideration for the purchase of 5280 Solutions, Inc.

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

				(B / C)	(A + D)
	Maximum number of	Approximate dollar	Closing price on	Approximate	Approximate
	shares that	value of shares that	the last trading day	number of shares that	number of shares that
	may yet be	may yet be	of the Company’s	may yet be	may yet be
	purchased under the	purchased under	Class A Common	purchased under	purchased under
	2006 Plan	the 2006 ESLP	Stock	the 2006 ESLP	the 2006 Plan and
As of	(A)	(B)	(C)	(D)	2006 ESLP
October 31, 2008	4,616,450	$36,450,000	$14.63	2,491,456	7,107,906
November 30, 2008	4,614,742	36,450,000	13.16	2,769,757	7,384,499
December 31, 2008	4,613,097	36,450,000	14.33	2,543,615	7,156,712
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
•	During 2004 through 2006, the Company acquired the stock or certain assets of 17 different entities.
•
The Company began recognizing interest income in 2004 on a loan portfolio in which it earned a minimum interest rate of 9.5 percent. Interest income earned on this portfolio decreased as a result of rising interest rates and the pay down of the portfolio. As a result of the Company’s settlement entered into with the Department, beginning July 1, 2006 the Company no longer recognizes 9.5 percent floor income on this loan portfolio. In addition, the Company recognized an impairment charge of $21.7 million in 2006 related to loan premiums paid on loans acquired in 2005 that were previously considered eligible for 9.5% special allowance payments prior to the settlement with the Department.

•
In May 2007, the Company sold EDULINX, a Canadian student loan service provider and subsidiary of the Company. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented.

•
Upon passage of the College Cost Reduction Act in September 2007, management evaluated the carrying amount of goodwill and certain intangible assets. Based on the legislative changes and the student loan business model modifications the Company implemented as a result of the legislative changes, the Company recorded an impairment charge of $39.4 million and a restructuring charge of $20.3 million. The restructuring activities have resulted in expense savings in subsequent periods. The September 2007 legislation contains provisions with implications for participants in the FFEL Program by significantly decreasing the annual yield on loans originated after October 1, 2007.

•
In September 2007, the Company also recorded an expense of $15.7 million to increase the Company’s allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program.

•
In January 2008, the Company announced a plan to further reduce operating expenses related to its student loan origination and related businesses as a result of ongoing disruptions in the credit markets. As a result of this plan, the Company recorded restructuring charges of $26.1 million in 2008. The restructuring activities have resulted in expense savings in subsequent periods.

•
Due to legislation and capital market disruptions, beginning in January 2008, the Company suspended Consolidation loan originations and exercised contractual rights to discontinue, suspend, or defer the acquisition of student loans in connection with substantially all of its branding and forward flow relationships. This decreased the amount of loans originated and acquired from historical periods.

•
In 2008, as a result of the disruptions in the debt and secondary markets, the Company sold $1.8 billion (par value) of student loans in order to reduce the amount of student loans remaining under the Company’s multi-year committed financing facility for FFELP loans, which reduced the Company’s exposure related to certain equity support provisions included in this facility. These loan sales resulted in the recognition of a loss of $51.4 million.

•	During the fourth quarter of 2008, the Company incurred expenses of $13.5 million from fees paid related to liquidity contingency planning.
Management evaluates the Company’s GAAP-based financial information as well as operating results on a non-GAAP performance measure referred to as “base net income.” Management believes “base net income” provides additional insight into the financial performance of the core operations.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except share data)
Income Statement Data:
Net interest income	$187,892	244,614	308,459	328,999	398,160
Less provision (recovery) for loan losses	25,000	28,178	15,308	7,030	(529)

Net interest income after provision (recovery) for loan losses	162,892	216,436	293,151	321,969	398,689
Other income	307,392	327,238	247,033	145,500	119,653
Gain (loss) on sale of loans	(51,414)	3,597	16,133	301	240
Derivative market value, foreign currency, and put option adjustments	10,827	26,806	(31,075)	96,227	(11,918)
Derivative settlements, net	55,657	18,677	23,432	(17,008)	(34,140)
Salaries and benefits	(183,393)	(236,631)	(214,676)	(142,132)	(130,840)
Amortization of intangible assets	(26,230)	(30,426)	(25,062)	(8,151)	(8,707)
Impairment expense	(18,834)	(49,504)	(21,488)	—	—
Other operating expenses	(212,157)	(219,048)	(185,053)	(117,448)	(98,580)

Income before income taxes and minority interest	44,740	57,145	102,395	279,258	234,397
Income tax expense	17,896	21,716	36,237	100,581	85,227
Income from continuing operations	26,844	35,429	65,916	178,074	149,170
Income (loss) from discontinued operations, net of tax	1,818	(2,575)	2,239	3,048	9
Net income	28,662	32,854	68,155	181,122	149,179
Earnings (loss) per share, basic and diluted:
Continuing operations	$0.54	0.71	1.23	3.31	2.78
Discontinued operations	0.04	(0.05)	0.04	0.06	—
Net income	0.58	0.66	1.27	3.37	2.78
Weighted average shares outstanding (basic)	49,099,967	49,618,107	53,593,056	53,761,727	53,648,605
Weighted average shares outstanding (diluted)	49,114,208	49,628,802	53,593,056	53,761,727	53,648,605
Dividends per common share	$0.07	0.28	—	—	—

Other Data:
Origination and acquisition volume (a)	$2,809,083	5,152,110	6,696,118	8,471,121	4,070,529
Average student loans	26,044,507	25,143,059	21,696,466	15,716,388	11,809,663
Student loans serviced (at end of period) (b)	35,888,693	33,817,458	30,593,592	26,988,839	21,076,045

Ratios:
Core student loan spread	0.93%	1.13%	1.42%	1.51%	1.66%
Net loan charge-offs as a percentage of the ending balance of student loans in repayment	0.125%	0.046%	0.018%	0.007%	0.102%
Shareholders’ equity to total assets (at end of period)	2.31%	2.09%	2.51%	2.85%	3.01%

	As of December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$189,847	111,746	102,343	96,678	41,181
Student loans receivables, net	25,413,008	26,736,122	23,789,552	20,260,807	13,461,814
Goodwill and intangible assets	252,232	277,525	353,008	243,630	16,792
Total assets	27,854,897	29,162,783	26,796,873	22,798,693	15,169,511
Bonds and notes payable	26,787,959	28,115,829	25,562,119	21,673,620	14,300,606
Shareholders’ equity	643,226	608,879	671,850	649,492	456,175

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the years ended December 31, 2008, 2007, and 2006. All dollars are in thousands, except per share amounts, unless otherwise noted.)
OVERVIEW
The Company is an education planning and financing company focused on providing quality products and services to students, families, and schools nationwide. The Company is a vertically-integrated organization that offers a broad range of products and services to its customers throughout the education life cycle.
Built through a focus on long term organic growth and further enhanced by strategic acquisitions, the Company earns its revenues from fee-based revenues related to its diversified education finance and service operations and from net interest income on its portfolio of student loans.
The following provides certain events and operating activities that have impacted the financial condition and operating results of the Company. These items include:
•	Reduced exposure to liquidity risk on the Company’s FFELP warehouse facility
•	Continued diversification of revenue through fee-based businesses
•	Continued decreases in operating expenses
Reduction in Liquidity Risk Exposure — FFELP Warehouse Facility
The Company’s multi-year committed financing facility for FFELP loans has historically allowed the Company to buy and manage the majority of its student loans prior to transferring them into more permanent financing arrangements. The terms and conditions of this facility provides for formula based advance rates based on current market conditions, which require equity support to be posted to the facility. In order to reduce exposure related to these equity support provisions, the Company reduced the amount of loans included in the facility in 2008 by (i) completing asset-backed securities transactions of $4.5 billion which were issued at rates higher than those historically achieved by the Company, and (ii) selling $1.8 billion (par value) in student loan assets resulting in the recognition of a loss of $51.4 million. In addition, the Company incurred expenses of $13.5 million in 2008 from fees paid related to liquidity contingency planning.
As of December 31, 2008, the outstanding balance under this facility was $1.4 billion. The Company plans to remove and/or refinance the remaining collateral in this facility by using the Department’s Conduit Program (as discussed below), using other financing arrangements, using unrestricted operating cash, and/or selling loans to third parties.
Revenue Diversification
In recent years, the Company has expanded products and services generated from businesses that are not dependent upon government programs reducing legislative and political risk. This revenue is primarily generated from products and services offered in the Company’s Tuition Payment Processing and Campus Commerce and Enrollment Services operating segments. The only product and service offering in these segments that was affected by student loan legislative developments is list marketing services. The table below includes the Company’s revenue from fee-based businesses and shows the revenue earned by the Company’s operating segments that are less dependent upon government programs, excluding list marketing services.

	Year ended December 31,
	2008	2007	$ Change	% Change

Tuition Payment Processing and Campus Commerce	$50,124	46,484	3,640
Enrollment Services — Content Management and Lead Generation	103,014	81,649	21,365

Total revenue from fee-based businesses less dependent upon government programs	153,138	128,133	$25,005	19.5%

Enrollment Services — List Marketing Services	9,445	22,596
Student Loan and Guaranty Servicing	105,664	133,234
Software and Technical Services	19,731	22,093

Total revenue from fee-based businesses	$287,978	306,056

Operating Expenses
As a result of the restructuring plans implemented in September 2007 and January 2008, as well as the Company’s continued focus on capitalizing on the operating leverage of the Company’s business structure and strategies, operating expenses decreased $95.0 million for the year ended December 31, 2008 compared to the same period a year ago. Excluding restructuring expense, impairment expense, and liquidity contingency planning fees, operating expenses decreased $74.7 million, or 15.7%, for the year ended December 31, 2008 compared to the same period in 2007.
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
On September 27, 2007, the President signed into law the College Cost Reduction Act. This legislation has and will continue to have a significant impact on the Company’s net interest income and should be considered when reviewing the Company’s results of operations. Among other things, this legislation:
•
Reduced special allowance payments to for-profit lenders and not-for-profit lenders by 0.55 percentage points and 0.40 percentage points, respectively, for both Stafford and Consolidation loans disbursed on or after October 1, 2007

•
Reduced special allowance payments to for-profit lenders and not-for-profit lenders by 0.85 percentage points and 0.70 percentage points, respectively, for PLUS loans disbursed on or after October 1, 2007

•	Increased origination fees paid by lenders on all FFELP loan types, from 0.5 percent to 1.0 percent, for all loans first disbursed on or after October 1, 2007
•	Eliminated all provisions relating to Exceptional Performer status, and the monetary benefit associated with it, effective October 1, 2007
•	Reduces default insurance to 95 percent of the unpaid principal of such loans, for loans first disbursed on or after October 1, 2012
The impact of this legislation has reduced the annual yield on FFELP loans originated after October 1, 2007. The Company believes it can mitigate some of the reduction in annual yield by creating efficiencies and lowering costs, modifying borrower benefits, and reducing loan acquisition costs.
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
Provision for Loan Losses
Management estimates and establishes an allowance for loan losses through a provision charged to expense. Losses are charged against the allowance when management believes the collectability of the loan principal is unlikely. Recovery of amounts previously charged off is credited to the allowance for loan losses. Management maintains the allowance for federally insured and non-federally insured loans at a level believed to be adequate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective because it requires estimates that may be susceptible to significant changes. The Company analyzes the allowance separately for its federally insured loans and its non-federally insured loans.
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
Loan and Guaranty Servicing Income — Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value of loans, number of loans, or number of borrowers serviced for each customer. Guaranty servicing fees, generally, are calculated based on the number of loans serviced, volume of loans serviced, or amounts collected. Revenue is recognized when earned pursuant to applicable agreements, and when ultimate collection is assured.
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
Operating Expenses
Operating expenses includes indirect costs incurred to generate and acquire student loans, costs incurred to manage and administer the Company’s student loan portfolio and its financing transactions, costs incurred to service the Company’s student loan portfolio and the portfolios of third parties, costs incurred to provide tuition payment processing, campus commerce, enrollment, list management, software, and technical services to third parties, the depreciation and amortization of capital assets and intangible assets, investments in products, services, and technology to meet customer needs and support continued revenue growth, and other general and administrative expenses. Operating expenses also includes employee termination benefits, lease termination costs, the write-down of certain assets related to the Company’s September 2007 and January 2008 restructuring initiatives, and certain severance and retention costs associated with additional strategic decisions made during 2008.
Year ended December 31, 2008 compared to year ended December 31, 2007
Net Interest Income

	Year ended
	December 31,	December 31,
	2008	2007	$ Change

Interest income:
Loan interest	$1,176,383	1,667,057	(490,674)
Investment interest	37,998	80,219	(42,221)

Total interest income	1,214,381	1,747,276	(532,895)
Interest expense:
Interest on bonds and notes payable	1,026,489	1,502,662	(476,173)

Net interest income	187,892	244,614	(56,722)
Provision for loan losses	25,000	28,178	(3,178)

Net interest income after provision for loan losses	$162,892	216,436	(53,544)

•
Net interest income decreased for the year ended December 31, 2008 compared to 2007 as a result of the compression in the core student loan spread as discussed in this Item 7 under “Asset Generation and Management Operating Segment — Results of Operations.” Core student loan spread was 0.93% and 1.13% for the years ended December 31, 2008 and 2007, respectively. The decrease was also due to an overall decrease in cash held in 2008 compared to 2007 and lower interest rates in 2008. The decreases to net interest income were offset by the amount of variable rate floor income the Company earned during these periods. During the years ended December 31, 2008, the Company earned $42.3 million of variable rate floor income, as compared to $3.0 million of variable rate floor income earned during the year ended December 31, 2007.

•
Excluding an expense of $15.7 million to increase the Company’s allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program in the third quarter of 2007, the provision for loan losses increased for the year ended December 31, 2008 compared to 2007. The provision for loan losses for federally insured loans increased as a result of the increase in risk share as a result of the loss of Exceptional Performer. The provision for loan losses for non-federally insured loans increased primarily due to increases in delinquencies as a result of the continued weakening of the U.S. economy.

Other Income

	Year ended
	December 31,	December 31,
	2008	2007	$ Change

Loan and guaranty servicing income	$104,176	128,069	(23,893)
Other fee-based income	178,699	160,888	17,811
Software services income	19,757	22,669	(2,912)
Other income	4,760	15,612	(10,852)
Gain (loss) on sale of loans	(51,414)	3,597	(55,011)
Derivative market value, foreign currency, and put option adjustments	10,827	26,806	(15,979)
Derivative settlements, net	55,657	18,677	36,980

Total other income	$322,462	376,318	(53,856)

•
“Loan and guaranty servicing income” decreased due to decreases in FFELP loan servicing income, non-federally insured loan servicing income, and guaranty servicing income as further discussed in this Item 7 under “Student Loan and Guaranty Servicing Operating Segment — Results of Operations.”

•
“Other fee-based income” increased due to an increase in the number of managed tuition payment plans and an increase in campus commerce transactions processed in the Tuition Payment Processing and Campus Commerce Operating Segment, as well as an increase in lead generation sales volume in the Enrollment Services Operating Segment and an increase in borrower late fee income in the Asset Generation and Management Operating Segment.

•
“Software services income” decreased as the result of a reduction in the number of projects for existing customers and the loss of customers due to the legislative developments in the student loan industry throughout 2008.

•
“Other income” decreased for the year ended December 31, 2008 compared to 2007 due to a gain of $3.9 million from the sale of an entity accounted for under the equity method in 2007. In addition, the Company recognized $2.6 million in 2007 related to an agreement with a third party under which the Company provided administrative services to the third party for a fee. This agreement was terminated in the third quarter of 2007. The remaining change is a result of a decrease in income earned on certain investment activities.

•
The Company recognized a loss of $51.4 million during the year ended December 31, 2008 as a result of the sale of $1.8 billion of student loans as further discussed in this Item 7 under “Asset Generation and Management Operating Segment — Results of Operations.”

•
The change in “derivative market value, foreign currency, and put option adjustments” was caused by the change in the fair value of the Company’s derivative portfolio and foreign currency rate fluctuations which are further discussed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133.

•
Further detail of the components of derivative settlements is included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” Derivative settlements for each applicable period should be evaluated with the Company’s net interest income.

Operating Expenses

	Year ended December 31,
	2008	2007	$ Change

Salaries and benefits	$177,724	230,316	(52,592)
Other expenses	223,464	245,558	(22,094)

Operating expenses, excluding restructure expense, impairment expense, and liquidity contingency planning fees	401,188	475,874	$(74,686)

Restructure expense	7,067	10,231
Impairment expense	18,834	49,504
Liquidity contingency planning fees	13,525	—

Total operating expenses	$440,614	535,609

Excluding restructuring and impairment charges and the liquidity contingency planning fees recognized by the Company in 2008, operating expenses decreased $74.7 million for the year ended December 31, 2008 compared to 2007. The decrease is the result of cost savings from the September 2007 and January 2008 restructuring plans implemented by the Company. These plans resulted in the net reduction of approximately 700 positions in the Company’s overall workforce, leading to decreases in salaries and benefits and other expenses. The decrease is also a result of the Company capitalizing on the operating leverage of its business structure and strategies.
Operating expenses for the year ended December 31, 2008 includes $3.9 million of certain severance and retention costs associated with additional strategic decisions made during 2008. These costs are not included in restructure expense in the above table.
Income Taxes
The Company’s effective tax rate was 40% for the year ended December 31, 2008 compared to 38% for the same period in 2007. The effective tax rate increased due to the permanent tax impact of stock compensation and outstanding put options related to prior acquisitions and a reduction of federal and state tax credits as a percentage of pre-tax book income. This increase was partially offset by a benefit from resolution of uncertain tax matters and a reduction in state taxes.

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

•
Net interest income for the year ended December 31, 2006 included $32.3 million of 9.5% special allowance payments. In accordance with the Company’s Settlement Agreement with the Department in January 2007, the Company did not receive any 9.5% special allowance payments in 2007. Excluding the 9.5% special allowance payments, net interest income before the allowance for loan losses decreased $31.6 million. Interest expense increased $10.8 million for the year ended December 31, 2007 compared to the same period in 2006 as a result of additional issuances of unsecured debt used to fund operating activities of the Company. The remaining change in net interest income before the provision for loan losses is attributable to the growth in the Company’s student loan portfolio offset by a decrease in core student loan spread. Core student loan spread was 1.13% and 1.42% for the years ended December 31, 2007 and 2006, respectively, as further discussed in this Item 7 under “Asset Generation and Management Operating Segment — Results of Operations.”

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

Other Income

	Year ended
	December 31,	December 31,
	2007	2006	$ Change

Loan and guaranty servicing income	$128,069	121,593	6,476
Other fee-based income	160,888	102,318	58,570
Software services income	22,669	15,890	6,779
Other income	15,612	7,232	8,380
Gain on sale of loans	3,597	16,133	(12,536)
Derivative market value, foreign currency, and put option adjustments	26,806	(31,075)	57,881
Derivative settlements, net	18,677	23,432	(4,755)

Total other income	$376,318	255,523	120,795

•
“Loan and guaranty servicing income” increased due to an increase in guaranty servicing income which was offset by a decrease in FFELP loan servicing income as further discussed in this Item 7 under “Student Loan and Guaranty Servicing Operating Segment — Results of Operations.”

•
“Other fee-based income” increased due to business acquisitions, an increase in the number of managed tuition payment plans, an increase in campus commerce and related clients, and an increase in lead generation sales due to additional customers.

•	“Software services income” increased as a result of new customers, additional projects for existing customers, and increased fees in the Software and Technical Services Operating Segment.

•
“Other income” increased as a result of a gain on the sale of an entity accounted for under the equity method of $3.9 million in September 2007. The remaining change is a result of income earned on certain investment activities.

•
As part of the Company’s asset management strategy, the Company periodically sells student loan portfolios to third parties. During 2007 and 2006, the Company sold $115.3 million (par value) and $748.5 million (par value) of student loans, respectively, resulting in the recognition of a gain of $3.6 million and $16.1 million, respectively.

•
The change in “derivative market value, foreign currency, and put option adjustments” was caused by the change in the fair value of the Company’s derivative portfolio and foreign currency rate fluctuations which are further discussed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133.

•
Further detail of the components of derivative settlements is included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” Derivative settlements for each applicable period should be evaluated with the Company’s net interest income.

Operating expenses

	Year ended December 31,
	2007	2006	$ Change

Salaries and benefits	$230,316	228,238	2,078
Other expenses	245,558	242,591	2,967

Operating expenses, excluding the impact of acquisitions, restructure expense, and impairment expense	475,874	470,829	$5,045

Impact of acquisitions	—	(46,038)
Restructure expense	10,231	—
Impairment expense	49,504	21,488

Total operating expenses	$535,609	446,279

Excluding the impact of acquisitions and restructuring and impairment charges, operating expenses increased $5.0 million, or 1%, in 2007 compared to 2006.
Income Taxes
The Company’s effective tax rate was 38.0% for the year ended December 31, 2007 compared to 35.4% for the same period in 2006. The effective tax rate increased due to certain enacted state tax law changes, resolution of uncertain tax matters, and an increase in expense recognized by the Company during 2007 compared to 2006 related to its outstanding put options which are not deductible for tax purposes. The increases were partially offset by increased federal and state tax credits earned during the year.

Financial Condition as of December 31, 2008 compared to December 31, 2007

	As of December 31,		Change
	2008	2007	Dollars	Percent
Assets:
Student loans receivable, net	$25,413,008	26,736,122	(1,323,114)	(4.9)%
Cash, cash equivalents, and investments	1,348,104	1,120,838	227,266	20.3
Goodwill	175,178	164,695	10,483	6.4
Intangible assets, net	77,054	112,830	(35,776)	(31.7)
Fair value of derivative instruments	175,174	222,471	(47,297)	(21.3)
Other assets	666,379	805,827	(139,448)	(17.3)

Total assets	$27,854,897	29,162,783	(1,307,886)	(4.5)%

Liabilities:
Bonds and notes payable	$26,787,959	28,115,829	(1,327,870)	(4.7)%
Fair value of derivative instruments	1,815	5,885	(4,070)	(69.2)
Other liabilities	421,897	432,190	(10,293)	(2.4)

Total liabilities	27,211,671	28,553,904	(1,342,233)	(4.7)

Shareholders’ equity	643,226	608,879	34,347	5.6

Total liabilities and shareholders’ equity	$27,854,897	29,162,783	(1,307,886)	(4.5)%

The Company’s total assets decreased during 2008 primarily due to a decrease in student loans receivable as a result of a sale of $1.8 billion of student loans in 2008 as further discussed in this Item 7 under “Asset Generation and Management Operating Segment — Results of Operations” offset by loan originations and acquisitions, net of repayments and participations. Total liabilities decreased primarily due to a decrease in bonds and notes payable. This decrease is a result of the decrease in student loan funding obligations due to a decrease in the Company’s student loan portfolio.
OPERATING SEGMENTS
The Company has five operating segments as defined in SFAS No. 131 as follows: Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services, Software and Technical Services, and Asset Generation and Management. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. The accounting policies of the Company’s operating segments are the same as those described in note 3 in the notes to the consolidated financial statements included in this Report. Intersegment revenues are charged by a segment to another segment that provides the product or service. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.
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

Segment Results and Reconciliations to GAAP

	Year ended December 31, 2008
	Fee-Based
	Student	Tuition							“Base net
	Loan	Payment		Software		Asset	Corporate		income”
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$1,377	1,689	17	24	3,107	1,164,329	6,810	(2,190)	42,325	1,214,381
Interest expense	—	—	—	—	—	986,556	42,123	(2,190)	—	1,026,489

Net interest income (loss)	1,377	1,689	17	24	3,107	177,773	(35,313)	—	42,325	187,892

Less provision for loan losses	—	—	—	—	—	25,000	—	—	—	25,000

Net interest income (loss) after provision for loan losses	1,377	1,689	17	24	3,107	152,773	(35,313)	—	42,325	162,892

Other income (expense):
Loan and guaranty servicing income	104,287	—	—	—	104,287	16	(127)	—	—	104,176
Other fee-based income	—	48,435	112,405	—	160,840	17,859	—	—	—	178,699
Software services income	—	—	37	19,707	19,744	—	13	—	—	19,757
Other income	51	(280)	—	—	(229)	(448)	5,437	—	—	4,760
Gain (loss) on sale of loans	—	—	—	—	—	(53,035)	1,621	—	—	(51,414)
Intersegment revenue	75,361	302	2	6,831	82,496	—	63,385	(145,881)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	466	—	—	10,361	10,827
Derivative settlements, net	—	—	—	—	—	65,622	—	—	(9,965)	55,657

Total other income (expense)	179,699	48,457	112,444	26,538	367,138	30,480	70,329	(145,881)	396	322,462

Operating expenses:
Salaries and benefits	51,320	23,290	24,379	18,081	117,070	8,316	54,910	98	2,999	183,393
Restructure expense — severance and contract termination costs	747	—	282	487	1,516	1,845	3,706	(7,067)	—	—
Impairment expense	5,074	—	—	—	5,074	9,351	4,409	—	—	18,834
Other expenses	33,922	9,879	76,189	2,489	122,479	35,679	53,975	24	26,230	238,387
Intersegment expenses	25,111	478	3,240	37	28,866	74,609	3,733	(107,208)	—	—
Corporate allocations	22,626	919	3,401	2,286	29,232	2,496	—	(31,728)	—	—

Total operating expenses	138,800	34,566	107,491	23,380	304,237	132,296	120,733	(145,881)	29,229	440,614

Income (loss) before income taxes	42,276	15,580	4,970	3,182	66,008	50,957	(85,717)	—	13,492	44,740
Income tax expense (benefit) (a)	14,321	5,175	1,730	1,021	22,247	18,356	(28,499)	—	5,792	17,896

Net income (loss) from continuing operations	27,955	10,405	3,240	2,161	43,761	32,601	(57,218)	—	7,700	26,844
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	1,818	1,818

Net income (loss)	$27,955	10,405	3,240	2,161	43,761	32,601	(57,218)	—	9,518	28,662

(a) Beginning in 2008, the consolidated effective tax rate for each applicable quarterly period is used to calculate income taxes for each operating segment.

Year ended December 31, 2008:
Before Tax Operating Margin	23.3%	31.1%	4.4%	12.0%	17.8%	27.8%

Before Tax Operating Margin — excluding restructure expense, impairment expense, loss on sale of loans, liquidity contingency planning fees, and corporate allocations	39.1%	32.9%	7.7%	22.4%	27.5%	55.5%

Year ended December 31, 2007:
Before Tax Operating Margin	35.3%	37.2%	(1.4%)	26.4%	25.0%	40.5%

Before Tax Operating Margin — excluding restructure expense, impairment expense, and provision for loan losses related to the loss of Exceptional Performer	36.2%	37.2%	10.3%	26.6%	28.6%	54.8%

Year ended December 31, 2006:
Before Tax Operating Margin	33.6%	31.8%	18.7%	24.4%	29.8%	49.5%

Before Tax Operating Margin — excluding impairment expense	33.6%	31.8%	18.7%	24.4%	29.8%	55.7%

	Year ended December 31, 2007
	Fee-Based
	Student	Tuition							“Base net
	Loan	Payment		Software		Asset	Corporate		income”
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$5,459	3,809	347	18	9,633	1,730,882	7,485	(3,737)	3,013	1,747,276
Interest expense	—	7	7	—	14	1,465,883	40,502	(3,737)	—	1,502,662

Net interest income (loss)	5,459	3,802	340	18	9,619	264,999	(33,017)	—	3,013	244,614

Less provision for loan losses	—	—	—	—	—	28,178	—	—	—	28,178

Net interest income (loss) after provision for loan losses	5,459	3,802	340	18	9,619	236,821	(33,017)	—	3,013	216,436

Other income (expense):
Loan and guaranty servicing income	127,775	—	—	—	127,775	294	—	—	—	128,069
Other fee-based income	—	42,682	103,311	—	145,993	13,387	1,508	—	—	160,888
Software services income	—	—	594	22,075	22,669	—	—	—	—	22,669
Other income	—	84	—	—	84	4,433	11,095	—	—	15,612
Gain on sale of loans	—	—	—	—	—	3,597	—	—	—	3,597
Intersegment revenue	74,687	688	891	15,683	91,949	—	9,040	(100,989)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	26,806	26,806
Derivative settlements, net	—	—	—	—	—	6,628	12,049	—	—	18,677

Total other income (expense)	202,462	43,454	104,796	37,758	388,470	28,339	33,692	(100,989)	26,806	376,318

Operating expenses:
Salaries and benefits	85,462	20,426	33,480	23,959	163,327	23,101	49,839	(1,747)	2,111	236,631
Restructure expense- severance and contract termination costs	1,840	—	929	58	2,827	2,406	4,998	(10,231)	—	—
Impairment expense	—	—	11,401	—	11,401	28,291	9,812	—	—	49,504
Other expenses	36,618	8,901	60,445	2,995	108,959	29,205	77,915	2,969	30,426	249,474
Intersegment expenses	10,552	364	335	775	12,026	74,714	5,240	(91,980)	—	—

Total operating expenses	134,472	29,691	106,590	27,787	298,540	157,717	147,804	(100,989)	32,537	535,609

Income (loss) before income taxes	73,449	17,565	(1,454)	9,989	99,549	107,443	(147,129)	—	(2,718)	57,145
Income tax expense (benefit) (a)	27,910	6,675	(553)	3,796	37,828	40,828	(57,285)	—	345	21,716

Net income (loss) from continuing operations	45,539	10,890	(901)	6,193	61,721	66,615	(89,844)	—	(3,063)	35,429
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	—	(2,575)	(2,575)

Net income (loss)	$45,539	10,890	(901)	6,193	61,721	66,615	(89,844)	—	(5,638)	32,854

(a)	Income taxes are based on 38% of net income (loss) before tax for the individual operating segment.

	Year ended December 31, 2006
	Fee-Based
	Student	Tuition							“Base net
	Loan	Payment		Software		Asset	Corporate		income”
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$8,957	4,029	531	105	13,622	1,534,423	4,446	(2,858)	—	1,549,633
Interest expense	—	8	—	—	8	1,215,529	28,495	(2,858)	—	1,241,174

Net interest income	8,957	4,021	531	105	13,614	318,894	(24,049)	—	—	308,459

Less provision for loan losses	—	—	—	—	—	15,308	—	—	—	15,308

Net interest income after provision for loan losses	8,957	4,021	531	105	13,614	303,586	(24,049)	—	—	293,151

Other income (expense):
Loan and guaranty servicing income	121,593	—	—	—	121,593	—	—	—	—	121,593
Other fee-based income	—	35,090	55,361	—	90,451	11,867	—	—	—	102,318
Software services income	5	—	157	15,490	15,652	238	—	—	—	15,890
Other income	97	—	—	—	97	3,833	3,302	—	—	7,232
Gain on sale of loans	—	—	—	—	—	16,133	—	—	—	16,133
Intersegment revenue	63,545	503	1,000	17,877	82,925	—	662	(83,587)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(31,075)	(31,075)
Derivative settlements, net	—	—	—	—	—	18,381	5,051	—	—	23,432

Total other income (expense)	185,240	35,593	56,518	33,367	310,718	50,452	9,015	(83,587)	(31,075)	255,523

Operating expenses:
Salaries and benefits	83,988	17,607	15,510	22,063	139,168	53,036	32,979	(12,254)	1,747	214,676
Impairment expense	—	—	—	—	—	21,687	(199)	—	—	21,488
Other expenses	32,419	8,371	30,854	3,238	74,882	51,085	59,086	—	25,062	210,115
Intersegment expenses	12,577	1,025	17	—	13,619	52,857	4,857	(71,333)	—	—

Total operating expenses	128,984	27,003	46,381	25,301	227,669	178,665	96,723	(83,587)	26,809	446,279

Income (loss) before income taxes	65,213	12,611	10,668	8,171	96,663	175,373	(111,757)	—	(57,884)	102,395
Income tax expense (benefit) (a)	24,780	4,791	4,054	3,105	36,730	66,642	(46,902)	—	(20,233)	36,237

Net income (loss) before minority interest	40,433	7,820	6,614	5,066	59,933	108,731	(64,855)	—	(37,651)	66,158
Minority interest in subsidiary income	—	(242)	—	—	(242)	—	—	—	—	(242)

Net income (loss) from continuing operations	40,433	7,578	6,614	5,066	59,691	108,731	(64,855)	—	(37,651)	65,916
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	2,239	2,239

Net income (loss)	$40,433	7,578	6,614	5,066	59,691	108,731	(64,855)	—	(35,412)	68,155

(a)	Income taxes are based on 38% of net income (loss) before tax for the individual operating segment.
Non-GAAP Performance Measures
In accordance with the rules and regulations of the Securities and Exchange Commission, the Company prepares financial statements in accordance with generally accepted accounting principles. In addition to evaluating the Company’s GAAP-based financial information, management also evaluates the Company’s operating segments on a non-GAAP performance measure referred to as “base net income” for each operating segment. While “base net income” is not a substitute for reported results under GAAP, the Company relies on “base net income” to manage each operating segment because management believes these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.
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

	Student	Tuition
	Loan	Payment		Software	Asset	Corporate
	and	Processing		and	Generation	Activity
	Guaranty	and Campus	Enrollment	Technical	and	and
	Servicing	Commerce	Services	Services	Management	Overhead	Total
	Year ended December 31, 2008

Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	(13,844)	3,483	(10,361)
Amortization of intangible assets	4,751	7,826	12,451	1,057	145	—	26,230
Compensation related to business combinations	—	—	—	—	—	2,999	2,999
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(32,360)	—	(32,360)
Income (loss) from discontinued operations, net of tax	(1,818)	—	—	—	—	—	(1,818)
Net tax effect (a)	(1,590)	(2,615)	(4,185)	(354)	16,770	(2,234)	5,792

Total adjustments to GAAP	$1,343	5,211	8,266	703	(29,289)	4,248	(9,518)

	Year ended December 31, 2007

Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	(24,224)	(2,582)	(26,806)
Amortization of intangible assets	5,094	5,815	12,692	1,191	5,634	—	30,426
Compensation related to business combinations	—	—	—	—	—	2,111	2,111
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(3,013)	—	(3,013)
Income (loss) from discontinued operations, net of tax	2,575	—	—	—	—	—	2,575
Net tax effect (a)	(1,936)	(2,209)	(4,823)	(452)	8,209	1,556	345

Total adjustments to GAAP	$5,733	3,606	7,869	739	(13,394)	1,085	5,638

	Year ended December 31, 2006

Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	5,483	25,592	31,075
Amortization of intangible assets	5,641	5,968	4,573	1,263	7,617	—	25,062
Compensation related to business combinations	—	—	—	—	—	1,747	1,747
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	—	—	—
Income (loss) from discontinued operations, net of tax	(2,239)	—	—	—	—	—	(2,239)
Net tax effect (a)	(2,143)	(2,268)	(1,738)	(480)	(4,978)	(8,626)	(20,233)

Total adjustments to GAAP	$1,259	3,700	2,835	783	8,122	18,713	35,412

(a)
Beginning in 2008, tax effect is computed using the Company’s consolidated effective tax rate for each applicable quarterly period. In prior periods, tax effect was computed at 38% and the change in the value of the put options for prior periods (included in Corporate Activity and Overhead) was not tax effected as this is not deductible for income tax purposes.

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
Amortization of intangible assets: “Base net income” excludes the amortization of acquired intangibles, which arises primarily from the acquisition of definite life intangible assets in connection with the Company’s acquisitions, since the Company feels that such charges do not drive the Company’s operating performance on a long term basis and can affect the period-to-period comparability of the results of operations.
Compensation related to business combinations: The Company has structured certain business combinations in which the consideration paid has been dependent on the sellers’ continued employment with the Company. As such, the value of the consideration paid is recognized as compensation expense by the Company over the term of the applicable employment agreement. “Base net income” excludes this expense because the Company believes such charges do not drive its operating performance on a long term basis and can affect the period-to-period comparability of the results of operations. If the Company did not enter into the employment agreements in connection with the acquisition, the amount paid to these former shareholders of the acquired entity would have been recorded by the Company as additional consideration of the acquired entity, thus, not having an effect on the Company’s results of operations.

Variable rate floor income, net of settlements on derivatives: Loans that reset annually on July 1 can generate excess spread income compared with the rate based on the special allowance payment formula in declining interest rate environments. The Company refers to this additional income as variable rate floor income. The Company excludes variable rate floor income, net of settlements paid on derivatives used to hedge student loan assets earning variable rate floor income, from its base net income since the timing and amount of variable rate floor income (if any) is uncertain, it has been eliminated by legislation for all loans originated on and after April 1, 2006, and it is in excess of expected spreads. In addition, because variable rate floor income is subject to the underlying rate for the subject loans being reset annually on July 1, it is a factor beyond the Company’s control which can affect the period-to-period comparability of results of operations.
Variable rate floor income was calculated by the Company on a statutory maximum basis. However, as a result of the disruption in the capital markets beginning in August 2007, the full benefit of variable rate floor income calculated on a statutory maximum basis has not been realized by the Company due to the widening of the spread between short term interest rate indices and the Company’s actual cost of funds. As a result of the ongoing volatility of interest rates, effective October 1, 2008, the Company changed its calculation of variable rate floor income to better reflect the economic benefit received by the Company related to this income taking into consideration the volatility of certain rate indices which offset the value received. For the year ended December 31, 2008, the economic benefit received by the Company related to variable rate floor income was $25.7 million. There was no economic benefit received by the Company related to variable rate floor income for the three months ended December 31, 2008. Variable rate floor income calculated on a statutory maximum basis for the three months and year ended December 31, 2008 was $2.2 million and $44.5 million, respectively. Beginning October 1, 2008, the economic benefit used by the Company has been used to determine core student loan spread and base net income.
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
Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value of loans, number of loans, or number of borrowers serviced for each customer. In addition, the Company earns servicing revenue for the origination of loans. Guaranty servicing fees, generally, are calculated based on the number of loans serviced, volume of loans serviced, or amounts collected.
Student Loan Servicing Volumes

	As of			As of		As of
	December 31,			December 31,		December 31,
	2008			2007		2006
	Dollar		Percent	Dollar	Percent	Dollar	Percent
	(dollars in millions)

Company	$24,596	(a)	68.5%	$25,640	75.8%	$21,869	71.5%
Third Party	11,293	(b)	31.5	8,177	24.2	8,725	28.5

Total	$35,889		100.0%	$33,817	100.0%	$30,594	100.0%

(a)
Approximately $644 million of these loans are eligible to be sold to the Department of Education pursuant to its Purchase Commitment Program. The Department obtains all rights to service loans which it purchases as part of this program.

(b)
Approximately $928 million of these loans may be eligible to be sold to the Department of Education pursuant to its Purchase Commitment Program. The Department obtains all rights to service loans which it purchases as part of this program.

In 2008, the Company sold $1.8 billion (par value), of federally insured student loans. As a result of these sales, there was a shift in loan servicing volumes from the Company to third parties. Excluding these sales, the Company recognized third party servicing volume growth of 16% from existing and new customers.
Year ended December 31, 2008 compared to year ended December 31, 2007

	Year ended
	December 31,	December 31,
	2008	2007	$ Change

Net interest income after the provision for loan losses	$1,377	5,459	(4,082)

Loan and guaranty servicing income	104,287	127,775	(23,488)
Other income	51	—	51
Intersegment revenue	75,361	74,687	674

Total other income	179,699	202,462	(22,763)

Salaries and benefits	51,320	85,462	(34,142)

Restructure expense — severance and contract termination costs	747	1,840	(1,093)
Impairment expense	5,074	—	5,074
Other expenses	33,922	36,618	(2,696)
Intersegment expenses	25,111	10,552	14,559
Corporate allocations	22,626	—	22,626

Total operating expenses	138,800	134,472	4,328

“Base net income” before income taxes	42,276	73,449	(31,173)
Income tax expense	14,321	27,910	(13,589)

“Base net income”	$27,955	45,539	(17,584)

Before Tax Operating Margin	23.3%	35.3%

Before Tax Operating Margin - excluding restructure and impairment expense and corporate allocations	39.1%	36.2%
Net interest income after the provision for loan losses. Investment income decreased as a result of an overall decrease in cash held in 2008 compared to 2007, as well as lower interest rates.
Loan and guaranty servicing income. Loan and guaranty servicing income for the year ended December 31, 2008 decreased from the same period in 2007 as follows:

	Year ended
	December 31,	December 31,
	2008	2007	$ Change	% Change

Origination and servicing of FFEL Program loans	$49,099	55,376	(6,277)	(11.3)%

Origination and servicing of non-federally insured student loans	7,980	10,297	(2,317)	(22.5)

Servicing and support outsourcing for guaranty agencies	47,208	62,102	(14,894)	(24.0)

Loan and guaranty servicing income to external parties	$104,287	127,775	(23,488)	(18.4)%

•
FFELP loan servicing income decreased due to new servicing contracts being priced at lower rates, the loss of clients following the legislative developments in September 2007, and a decrease in originations. This decrease is partially offset by an increase in loan servicing volume.

•	Non-federally insured loan servicing income decreased due to a significant customer ceasing to originate non-federally insured loans.

•
Servicing and support outsourcing for guaranty agencies decreased $2.5 million from $16.2 million in 2007 to $13.7 million in 2008 due to a decrease in collection revenue. The remaining decrease is due to the termination of a Voluntary Flexible Agreement between the Department and College Assist, which decreased certain rates in which the Company earns revenue.

Operating expenses. Operating expenses increased for the year ended December 31, 2008 compared to the same period in 2007 as a result of the allocation of additional corporate overhead expenses, which were included in Corporate Activity and Overhead for the year ended December 31, 2007. Excluding restructure expense, impairment expense, and corporate allocations, operating expenses decreased $22.3 million, or 16.8%, for the year ended December 31, 2008 compared to the same period in 2007 as a result of cost savings from the Company’s September 2007 and January 2008 restructuring plans.
Year ended December 31, 2007 compared to year ended December 31, 2006

	Year ended
	December 31,	December 31,
	2007	2006	$ Change

Net interest income after the provision for loan losses	$5,459	8,957	(3,498)

Loan and guaranty servicing income	127,775	121,593	6,182
Software services income	—	5	(5)
Other income	—	97	(97)
Intersegment revenue	74,687	63,545	11,142

Total other income	202,462	185,240	17,222

Salaries and benefits	85,462	83,988	1,474

Restructure expense — severance and contract termination costs	1,840	—	1,840
Other expenses	36,618	32,419	4,199
Intersegment expenses	10,552	12,577	(2,025)

Total operating expenses	134,472	128,984	5,488

“Base net income” before income taxes	73,449	65,213	8,236
Income tax expense	27,910	24,780	3,130

“Base net income”	$45,539	40,433	5,106

Before Tax Operating Margin	35.3%	33.6%

Before Tax Operating Margin - excluding restructure expense	36.2%	33.6%
Net interest income after the provision for loan losses. Investment income decreased as a result of an overall decrease in cash held in 2007 compared to 2006.

Loan and guaranty servicing income. Loan and guaranty servicing income for the year ended December 31, 2007 decreased from the same period in 2006 as follows:

	Year ended
	December 31,	December 31,
	2007	2006	$ Change	% Change

Origination and servicing of FFEL Program loans	$55,376	66,374	(10,998)	(16.6)%

Origination and servicing of non-federally insured student loans	10,297	9,672	625	6.5

Servicing and support outsourcing for guaranty agencies	62,102	45,547	16,555	36.3

Loan and guarantee servicing income to external parties	$127,775	121,593	6,182	5.1%

•
FFELP loan servicing income decreased as a result of a decrease in the volume of loans serviced. In addition, as a result of the legislative developments, several of the Company’s lender partner servicing contracts were priced at lower rates in order to retain clients.

•
Servicing and support outsourcing for guaranty agencies increased as a result of an increase in the volume of guaranteed loans serviced as well as an increase in collections due to utilizing an outside collection agency.

Operating expenses. Operating expenses increased as a result of an increase in costs associated with servicing a larger portfolio of guaranteed loans offset by a decrease in costs as a result of outsourcing guaranty collections to an outside agency. During 2007, the operating margin increased as a result of (i) reducing certain fixed costs; (ii) achieving operating leverage; and (iii) realizing operational benefits from integration activities. These integration activities included servicing platform and certain system conversions which have increased operating costs over the prior two years.

TUITION PAYMENT PROCESSING AND CAMPUS COMMERCE OPERATING SEGMENT – RESULTS OF OPERATIONS
The Company’s Tuition Payment Processing and Campus Commerce operating segment provides products and services to help institutions and education-seeking families manage the payment of education costs during the pre-college and college stages of the education life cycle. The Company provides actively managed tuition payment solutions, online payment processing, detailed information reporting, financial needs analysis, and data integration services to K-12 and higher educational institutions, families, and students. In addition, the Company provides customer-focused electronic transactions, information sharing, and account and bill presentment to colleges and universities.
Year ended December 31, 2008 compared to year ended December 31, 2007

	Year ended
	December 31,	December 31,
	2008	2007	$ Change

Net interest income after the provision for loan losses	$1,689	3,802	(2,113)

Other fee-based income	48,435	42,682	5,753
Other income	(280)	84	(364)
Intersegment revenue	302	688	(386)

Total other income	48,457	43,454	5,003

Salaries and benefits	23,290	20,426	2,864
Other expenses	9,879	8,901	978
Intersegment expenses	478	364	114
Corporate allocations	919	—	919

Total operating expenses	34,566	29,691	4,875

“Base net income” before income taxes	15,580	17,565	(1,985)
Income tax expense	5,175	6,675	(1,500)

“Base net income”	$10,405	10,890	(485)

Before Tax Operating Margin	31.1%	37.2%

Before Tax Operating Margin - excluding corporate allocations	32.9%	37.2%
Net interest income after the provision for loan losses. Investment income decreased as a result of decreases in interest rates on cash held in 2008 compared to 2007.
Other fee-based income. Other fee-based income increased for the year ended December 31, 2008 compared to the same period in 2007 as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce transactions processed.
Operating expenses. Operating expenses increased for the year ended December 31, 2008 compared to the same period in 2007 as a result of incurring additional costs associated with salaries and benefits, as well as other expenses, to support the increase in the number of managed tuition payment plans and campus commerce transactions processed. In addition, the Company continues to invest in products, services, and technology to meet customer needs and support continued revenue growth. These investments increased 2008 operating expenses compared to 2007.

Year ended December 31, 2007 compared to year ended December 31, 2006

	Year ended
	December 31,	December 31,
	2007	2006	$ Change

Net interest income after the provision for loan losses	$3,802	4,021	(219)

Other fee-based income	42,682	35,090	7,592

Other Income	84	—	84
Intersegment revenue	688	503	185

Total other income	43,454	35,593	7,861

Salaries and benefits	20,426	17,607	2,819
Other expenses	8,901	8,371	530
Intersegment expenses	364	1,025	(661)

Total operating expenses	29,691	27,003	2,688

“Base net income” before income taxes	17,565	12,611	4,954
Income tax expense	6,675	4,791	1,884

“Base net income” before minority interest	10,890	7,820	3,070
Minority interest	—	(242)	242

“Base net income”	$10,890	7,578	3,312

Before Tax Operating Margin	37.2%	31.8%
Other fee-based income. Other fee-based income increased for the year ended December 31, 2007 compared to the same period in 2006 as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce clients.
Operating expenses. Operating expenses increased for the year ended December 31, 2007 compared to the same period in 2006 as a result of incurring additional costs associated with salaries and benefits, as well as other expenses, to support the increase in the number of managed tuition payment plans and campus commerce clients. In addition, the Company continues to invest in products, services, and technology to meet customer needs and support continued revenue growth. These investments increased 2007 operating expenses compared to 2006.

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS
The Company’s Enrollment Services segment offers products and services that are focused on helping (i) students plan and prepare for life after high school (content management) and (ii) colleges recruit and retain students (lead generation). Content management products and services include test preparation study guides and online courses, admissions consulting, licensing of scholarship data, essay and resume editing services, and call center services. Lead generation products and services include vendor lead management services, pay per click marketing management, email marketing, admissions lead generation, and list marketing services.
Year ended December 31, 2008 compared to year ended December 31, 2007

	Year ended
	December 31,	December 31,
	2008	2007	$ Change

Net interest income after the provision for loan losses	$17	340	(323)

Other fee-based income	112,405	103,311	9,094
Software services income	37	594	(557)
Intersegment revenue	2	891	(889)

Total other income	112,444	104,796	7,648

Salaries and benefits	24,379	33,480	(9,101)

Restructure expense — severance and and contract termination costs	282	929	(647)
Impairment expense	—	11,401	(11,401)
Other expenses	76,189	60,445	15,744
Intersegment expenses	3,240	335	2,905
Corporate allocations	3,401	—	3,401

Total operating expenses	107,491	106,590	901

“Base net income (loss)” before income taxes	4,970	(1,454)	6,424
Income tax expense (benefit)	1,730	(553)	2,283

“Base net income (loss)”	$3,240	(901)	4,141

Before Tax Operating Margin	4.4%	(1.4%)

Before Tax Operating Margin - excluding restructure and impairment expense and corporate allocations	7.7%	10.3%
Other fee-based income. Other fee-based income increased as a result of an increase in lead generation volume and an increase in content management products and services. This increase in income was offset by a decrease due to the impacts of the economy and the legislative developments in the student loan industry on the list marketing services offered by this segment. Excluding the income associated with the list marketing services, other fee-based income increased approximately $21.4 million, or 26.2%, for the year ended December 31, 2008 compared to the same period in 2007.
Operating expenses. Excluding restructure expense, impairment expense, and the increase in expenses associated with the allocation of additional corporate overhead expenses, which were included in Corporate Activity and Overhead for the year ended December 31, 2007, operating expenses increased $9.5 million, or 10.1%, for the year ended December 31, 2008 compared to the same period in 2007. This was the result of an increase in costs associated with providing lead generation services. Salaries and benefits decreased $9.1 million for the year ended December 31, 2008 compared to the same period in 2007 as a result of cost savings from the September 2007 and January 2008 restructuring plans.
For the years ended December 31, 2008 and 2007, operating margins, excluding restructure and impairment expense, corporate allocations, and the income and expenses associated with list marketing services, were 8.9% and (0.3%), respectively.

Year ended December 31, 2007 compared to year ended December 31, 2006

	Year ended
	December 31,	December 31,
	2007	2006	$ Change

Net interest income after the provision for loan losses	$340	531	(191)

Other fee-based income	103,311	55,361	47,950

Software services income	594	157	437
Intersegment revenue	891	1,000	(109)

Total other income	104,796	56,518	48,278

Salaries and benefits	33,480	15,510	17,970

Restructure expense — severance and contract termination costs	929	—	929
Impairment expense	11,401	—	11,401
Other expenses	60,445	30,854	29,591
Intersegment expenses	335	17	318

Total operating expenses	106,590	46,381	60,209

“Base net income (loss)” before income taxes	(1,454)	10,668	(12,122)
Income tax expense (benefit)	(553)	4,054	(4,607)

“Base net income (loss)”	$(901)	6,614	(7,515)

Before Tax Operating Margin	(1.4%)	18.7%

Before Tax Operating Margin - excluding restructure expense and impairment expense	10.3%	18.7%
Other fee-based income. Other fee-based income increased primarily as the result of acquisitions. The Company purchased CUnet, LLC (“CUnet”) and purchased certain assets and assumed certain liabilities from Thomson Learning, Inc (currently referred to as “Peterson’s”). These acquisitions increased other-fee based revenues by $39.8 million. The remaining increase of $8.2 million is a result of an increase in lead generation sales due to additional customers.
Operating expenses. Total operating expenses increased $60.2 million for the year ended December 31, 2007 compared to 2006. Operating expenses increased $40.2 million as a result of the acquisitions of CUnet and Peterson’s. The remaining increase in operating expense, excluding the 2007 impairment and restructuring charges, is $7.7 million and is a result of further developing resources and products for the Company’s customers in this segment and increases in costs to support the increase in revenue.

SOFTWARE AND TECHNICAL SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS
The Company’s Software and Technical Services operating segment develops student loan servicing software, which is used internally by the Company and also licensed to third-party student loan holders and servicers. This segment also provides information technology products and services, with core areas of business in educational loan software solutions, business intelligence, technical consulting services, and Enterprise Content Management solutions.
Many of the Company’s external customers receiving services in this segment have been negatively impacted as a result of the passage of the College Cost Reduction Act and the recent disruption in the capital markets. This impact could decrease the demand for products and services and affect this segment’s future revenue and profit margins.
Year ended December 31, 2008 compared to year ended December 31, 2007

	Year ended
	December 31,	December 31,
	2008	2007	$ Change

Net interest income after the provision for loan losses	$24	18	6

Software services income	19,707	22,075	(2,368)
Intersegment revenue	6,831	15,683	(8,852)

Total other income	26,538	37,758	(11,220)

Salaries and benefits	18,081	23,959	(5,878)
Restructure expense — severance and contract termination costs	487	58	429
Other expenses	2,489	2,995	(506)
Intersegment expenses	37	775	(738)
Corporate allocations	2,286	—	2,286

Total operating expenses	23,380	27,787	(4,407)

“Base net income” before income taxes	3,182	9,989	(6,807)
Income tax expense	1,021	3,796	(2,775)

“Base net income”	$2,161	6,193	(4,032)

Before Tax Operating Margin	12.0%	26.4%

Before Tax Operating Margin - excluding restructure expense and corporate allocations	22.4%	26.6%
Software services income. Software services income decreased for the year ended December 31, 2008 compared to the same period in 2007 as the result of a reduction in the number of projects for existing customers and the loss of customers due to the legislative developments in the student loan industry throughout 2008.
Intersegment revenue. Intersegment revenue decreased for the year ended December 31, 2008 compared to the same period in 2007 as a result of a decrease in projects for internal customers.
Operating expenses. The decrease in operating expenses was driven by a decrease in costs associated with salaries and benefits as a result of the decrease in projects for customers and the loss of customers due to legislative developments in the student loan industry. These decreases were partially offset by increases in operating expenses as a result of the allocation of additional corporate overhead expenses, which were included in Corporate Activity and Overhead for the year ended December 31, 2007.

Year ended December 31, 2007 compared to year ended December 31, 2006

	Year ended
	December 31,	December 31,
	2007	2006	$ Change

Net interest income after the provision for loan losses	$18	105	(87)

Software services income	22,075	15,490	6,585
Intersegment revenue	15,683	17,877	(2,194)

Total other income	37,758	33,367	4,391

Salaries and benefits	23,959	22,063	1,896

Restructure expense — severance and contract termination costs	58	—	58
Other expenses	2,995	3,238	(243)
Intersegment expenses	775	—	775

Total operating expenses	27,787	25,301	2,486

“Base net income” before income taxes	9,989	8,171	1,818
Income tax expense	3,796	3,105	691

“Base net income”	$6,193	5,066	1,127

Before Tax Operating Margin	26.4%	24.4%

Before Tax Operating Margin — excluding restructure expense	26.6%	24.4%
Software services income. Software services income increased for the year ended December 31, 2007 compared to the same period in 2006 as a result of new customers, additional projects for existing customers, and increased fees.
Operating expenses. The increase in operating expenses was driven by additional costs associated with salaries and benefits, as well as other expenses, to support the increases in customers and projects.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT — RESULTS OF OPERATIONS
The Asset Generation and Management Operating Segment includes the origination, acquisition, management, and ownership of the Company’s student loan assets, which has historically been the Company’s largest product and service offering. The Company historically generated a substantial portion of its earnings from the spread, referred to as the Company’s student loan spread, between the yield it receives on its student loan portfolio and the costs associated with originating, acquiring, and financing its portfolio. The Company generates student loan assets through direct origination or through acquisitions. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose.
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
Student Loan Portfolio
The table below outlines the components of the Company’s student loan portfolio:

	As of December 31, 2008		As of December 31, 2007		As of December 31, 2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Federally insured: (a) (b)
Stafford
Originated prior to 10/1/07	$6,641,817	26.1%	$6,624,009	24.8%	$5,724,586	24.1%
Originated on or after 10/1/07	960,751	3.8	101,901	0.4	—	—
PLUS/SLS
Originated prior to 10/1/07	412,142	1.6	414,708	1.5	365,112	1.5
Originated on or after 10/1/07	115,528	0.5	15,233	0.1	—	—
Consolidation
Originated prior to 10/1/07	16,614,950	65.3	18,646,993	69.8	17,127,623	72.0
Originated on or after 10/1/07	42,753	0.2	251,554	0.9	—	—
Non-federally insured	273,108	1.1	274,815	1.0	197,147	0.8

Total	25,061,049	98.6	26,329,213	98.5	23,414,468	98.4
Unamortized premiums and deferred origination costs	402,881	1.6	452,501	1.7	401,087	1.7
Allowance for loan losses:
Allowance — federally insured	(25,577)	(0.1)	(24,534)	(0.1)	(7,601)	(0.0)
Allowance — non-federally insured	(25,345)	(0.1)	(21,058)	(0.1)	(18,402)	(0.1)

Net	$25,413,008	100.0%	$26,736,122	100.0%	$23,789,552	100.0%

(a)
The College Cost Reduction Act reduced the yield on federally insured loans originated on or after October 1, 2007. As of December 31, 2008 and December 31, 2007, $548.4 million and $278.9 million, respectively, of federally insured student loans are excluded from the above table as these loans are accounted for as participation interests sold under an agreement with Union Bank which is further discussed in note 8 in the Company’s consolidated financial statements included in this Report. As of December 31, 2008, $377.1 million of the loans accounted for as participation interests sold under this agreement were originated on or after October 1, 2007, of which $32.8 million were eligible to be participated to the Department under the Participation Program.

(b)
As of December 31, 2008, $637.3 million of federally insured student loans from the above table were eligible to be sold or participated to the Department under the Department’s Loan Purchase Commitment and Participation Programs, of which $622.2 million were participated to the Department under the Participation Program.

Origination and Acquisition
The Company has historically originated and acquired loans through various methods and channels including: (i) direct-to-consumer channel (in which the Company originates student loans directly with student and parent borrowers), (ii) campus based origination channels, and (iii) spot purchases.
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

The following table sets forth the activity of loans originated or acquired through each of the Company’s channels:

	Year ended December 31,
	2008	2007	2006

Beginning balance	$26,329,213	23,414,468	19,912,955
Direct channel:
Consolidation loan originations	69,078	3,096,754	5,299,820
Less consolidation of existing portfolio	(28,474)	(1,602,835)	(2,643,880)

Net consolidation loan originations	40,604	1,493,919	2,655,940
Stafford/PLUS loan originations	1,258,961	1,086,398	1,035,695
Branding partner channel	936,044	662,629	720,641
Forward flow channel	517,551	1,105,145	1,600,990
Other channels	55,922	804,019	682,852

Total channel acquisitions	2,809,082	5,152,110	6,696,118
Repayments, claims, capitalized interest, participations, and other	(1,877,885)	(1,321,055)	(1,332,086)
Consolidation loans lost to external parties	(369,145)	(800,978)	(1,114,040)
Loans sold	(1,830,216)	(115,332)	(748,479)

Ending balance	$25,061,049	26,329,213	23,414,468

The Company has significant financing needs that it meets through the capital markets. Since August 2007, the capital markets have experienced unprecedented disruptions, which have had an adverse impact on the Company’s earnings and financial condition. Since the Company could not determine nor control the length of time or extent to which the capital markets would remain disrupted, it reduced its direct and indirect costs related to its asset generation activities and was more selective in pursuing origination activity in the direct to consumer channel. Accordingly, beginning in January 2008, the Company suspended Consolidation and private student loan originations and exercised contractual rights to discontinue, suspend, or defer the acquisition of student loans in connection with substantially all of its branding and forward flow relationships. Prior to and in conjunction with exercising this right, during the first quarter of 2008, the Company accelerated the purchase of loans from certain branding partner and forward flow lenders of approximately $511 million.
During July 2008, the Company purchased approximately $440 million of student loans from certain branding partner and forward flow lenders of which such purchases were previously deferred. These loans were financed in the Company’s FFELP warehouse facility prior to the term-out of this agreement.
Historically, the Company funded new loan originations using loan warehouse facilities and asset-backed securitizations. Student loan warehousing has historically allowed the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. In July 2008, the Company did not renew its liquidity provisions on its FFELP warehouse facility. Accordingly, the facility became a term facility and no new loan originations could be funded with this facility. In August 2008, the Company began funding FFELP Stafford and PLUS student loan originations for the 2008-2009 academic year pursuant to the Department’s Loan Participation Program (as discussed below).
In August 2008, the Department implemented the Loan Purchase Commitment Program and the Loan Participation Program pursuant to the ECASLA. Under the Department’s Purchase Program, the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Under the Participation Program, the Department provides interim short term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program must be either refinanced by the lender or sold to the Department pursuant to the Purchase Program prior to its expiration on September 30, 2009. To be eligible for purchase or participation under the Department’s programs, loans were originally limited to FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, with eligible borrower benefits.
On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the extension of the Participation Program and Purchase Program from September 30, 2009 to September 30, 2010. The Department indicated that loans for the 2008-2009 academic year which are funded under the Department’s Participation Program will need to be refinanced or sold to the Department prior to September 30, 2009. On November 8, 2008, the Department announced the replication of the terms of the Participation and Purchase Program, in accordance with the October 7th legislation, which will include FFELP student loans made for the 2009-2010 academic year.

The Company plans to continue to use the Participation Program to fund loans originated for the 2008-2009 and 2009-2010 academic years. These programs are allowing the Company to continue originating new federal student loans to all students regardless of the school they attend.
Activity in the Allowance for Loan Losses
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company’s allowance for loan losses is presented in the following table:

	Year ended December 31,
	2008	2007	2006

Balance at beginning of period	$45,592	26,003	13,390
Provision for loan losses:
Federally insured loans	17,000	23,158	9,268
Non-federally insured loans	8,000	5,020	6,040

Total provision for loan losses	25,000	28,178	15,308
Charge-offs, net of recoveries:
Federally insured loans	(15,207)	(6,225)	(1,765)
Non-federally insured loans	(3,713)	(1,193)	(930)

Net charge-offs	(18,920)	(7,418)	(2,695)
Sale of federally insured loans	(750)	—	—
Sale of non-federally insured loans	—	(1,171)	—

Balance at end of period	$50,922	45,592	26,003

Allocation of the allowance for loan losses:
Federally insured loans	$25,577	24,534	7,601
Non-federally insured loans	25,345	21,058	18,402

Total allowance for loan losses	$50,922	45,592	26,003

Net loan charge-offs as a percentage of average student loans	0.073%	0.030%	0.012%
Net loan charge-offs as a percentage of the ending balance of student loans in repayment	0.125%	0.046%	0.018%
Total allowance as a percentage of average student loans	0.196%	0.181%	0.120%
Total allowance as a percentage of ending balance of student loans	0.203%	0.173%	0.111%
Non-federally insured allowance as a percentage of the ending balance of non-federally insured loans	9.280%	7.663%	9.334%
Average student loans	$26,044,507	25,143,059	21,696,466
Ending balance of student loans	25,061,049	26,329,213	23,414,468
Ending balance of non-federally insured loans	273,108	274,815	197,147

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company’s student loan delinquency amounts:

	As of December 31, 2008		As of December 31, 2007
Federally Insured Loans:	Dollars	Percent	Dollars	Percent
Loans in-school/grace/deferment(1)	$7,374,602		$7,115,505
Loans in forebearance(2)	2,484,478		3,015,456
Loans in repayment status:
Loans current	13,169,101	88.3%	13,937,702	87.5%
Loans delinquent 31-60 days(3)	536,112	3.6	682,956	4.3
Loans delinquent 61-90 days(3)	240,549	1.6	353,303	2.2
Loans delinquent 91 days or greater(4)	983,099	6.5	949,476	6.0

Total loans in repayment	14,928,861	100.0%	15,923,437	100.0%

Total federally insured loans	$24,787,941		$26,054,398

Non-Federally Insured Loans:
Loans in-school/grace/deferment(1)	$84,237		$111,946
Loans in forebearance(2)	9,540		12,895
Loans in repayment status:
Loans current	169,865	94.7%	142,851	95.3%
Loans delinquent 31-60 days(3)	3,315	1.8	3,450	2.3
Loans delinquent 61-90 days(3)	1,743	1.0	1,247	0.8
Loans delinquent 91 days or greater(4)	4,408	2.5	2,426	1.6

Total loans in repayment	179,331	100.0%	149,974	100.0%

Total non-federally insured loans	$273,108		$274,815

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

Student Loan Spread Analysis
The following table analyzes the student loan spread on the Company’s portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

	Year ended December 31,
	2008	2007	2006
Student loan yield	5.58%	7.76%	7.85%
Consolidation rebate fees	(0.73)	(0.77)	(0.72)
Premium and deferred origination costs amortization	(0.35)	(0.36)	(0.39)

Student loan net yield	4.50	6.63	6.74
Student loan cost of funds	(3.45)	(5.49)	(5.12)

Student loan spread	1.05	1.14	1.62
Variable-rate floor income, net of settlements on derivatives	(0.12)	(0.01)	—
Special allowance yield adjustments, net of settlements on derivatives (a)	—	—	(0.20)

Core student loan spread	0.93%	1.13%	1.42%

Average balance of student loans	$26,044,507	$25,143,059	21,696,466
Average balance of debt outstanding	26,869,364	26,599,361	23,379,258

(a)
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

As noted in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, the Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating fixed rate floor income which is included in its core student loan spread. The majority of these loans are consolidation loans that earn the greater of the borrower rate or 2.64% above the average commercial paper rate during the calendar quarter. When excluding fixed rate floor income, the Company’s core student loan spread was 0.79%, 1.09%, and 1.28% for the years ended December 31, 2008, 2007, and 2006, respectively.
The compression of the Company’s core student loan spread during the year ended December 31, 2008 compared to 2007 was the result of the following items:
•	The passage of the College Cost Reduction Act has reduced the yield on all FFELP loans originated after October 1, 2007.

•
Historically, the movement of the various interest rate indices received on the Company’s student loan assets and paid on the debt to fund such loans was highly correlated. As shown in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” the short term movement of the indices was dislocated beginning in August 2007. This dislocation has had a negative impact on the Company’s student loan net interest income.

•
The spread to LIBOR on asset-backed securities transactions has increased significantly since August 2007. Since August 2007, the Company has issued $6.0 billion of notes in asset-backed securities transactions ($1.5 billion in August 2007, $1.2 billion in March 2008, $1.9 billion in April 2008, and $1.3 billion in May 2008). The increase in costs on these transactions from historical levels have had and will continue to have a negative impact on the Company’s student loan net interest income. The increased spread to LIBOR on asset-backed securities transactions is shown in the below table:

•
The interest rates on approximately $1.9 billion of the Company’s asset-backed securities are set and periodically reset via a “dutch auction.” Beginning in February 2008, the auction process to establish the rates on the Auction Rate Securities has failed. As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the governing documents. During 2008, the Company paid unfavorable interest rates on the majority of its Auction Rate Securities as a result of the application of certain of these maximum rate auction provisions in the underlying documents for such financings.

The compression of the Company’s core student loan spread during the year ended December 31, 2007 compared to 2006 was the result of the following items:
•	The increase in the cost of debt as a result of the disruptions in the debt and secondary capital markets.

•	An increase in lower yielding consolidation loans and an increase in the consolidation rebate fees.

•	The elimination of 9.5% special allowance payments on non-special allowance yield adjustment student loans as a result of the Settlement Agreement with the Department.

•
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

Year ended December 31, 2008 compared to year ended December 31, 2007

	Year ended
	December 31,	December 31,
	2008	2007	$ Change

Net interest income after the provision for loan losses	$152,773	236,821	(84,048)

Loan and guaranty servicing income	16	294	(278)
Other fee-based income	17,859	13,387	4,472
Other income	(448)	4,433	(4,881)
Gain (loss) on sale of loans	(53,035)	3,597	(56,632)
Derivative market value, foreign currency, and put option adjustments	466	—	466
Derivative settlements, net	65,622	6,628	58,994

Total other income	30,480	28,339	2,141

Salaries and benefits	8,316	23,101	(14,785)
Restructure expense — severance and contract termination costs	1,845	2,406	(561)
Impairment expense	9,351	28,291	(18,940)
Other expenses	35,679	29,205	6,474
Intersegment expenses	74,609	74,714	(105)
Corporate allocations	2,496	—	2,496

Total operating expenses	132,296	157,717	(25,421)

“Base net income” before income taxes	50,957	107,443	(56,486)
Income tax expense	18,356	40,828	(22,472)

“Base net income”	$32,601	66,615	(34,014)

Before Tax Operating Margin	27.8%	40.5%

Before Tax Operating Margin - excluding restructure expense, impairment expense, provision for loan losses related to the loss of Exceptional Performer in 2007, the loss on sale of loans in 2008, liquidity contingency planning fees, and corporate allocations	55.5%	54.8%

Net interest income after the provision for loan losses

	Year ended December 31,		Change
	2008	2007	Dollars	Percent

Loan interest	$1,415,281	1,948,751	(533,470)	(27.4)%
Consolidation rebate fees	(190,604)	(193,687)	3,083	1.6
Amortization of loan premiums and deferred origination costs	(90,619)	(91,020)	401	0.4

Total loan interest	1,134,058	1,664,044	(529,986)	(31.8)
Investment interest	30,271	66,838	(36,567)	(54.7)

Total interest income	1,164,329	1,730,882	(566,553)	(32.7)
Interest on bonds and notes payable	986,556	1,465,883	(479,327)	(32.7)
Provision for loan losses	25,000	28,178	(3,178)	(11.3)

Net interest income after provision for loan losses	$152,773	236,821	(84,048)	(35.5)%

•
The average student loan portfolio increased $0.9 billion, or 3.6%, for the year ended December 31, 2008 compared to the same period in 2007. The increase in average loans was offset by a decrease in the yield earned on student loans. Loan interest income decreased $533.5 million as a result of these factors.

•	Consolidation rebate fees decreased due to the $0.2 billion, or 1.1%, decrease in the average consolidation loan portfolio.
•	The amortization of loan premiums and deferred origination costs decreased as a result of reduced costs to acquire or originate loans.
•	Investment interest decreased as a result of an overall decrease in average cash held in 2008 as compared to 2007, as well as lower interest rates.
•
Interest expense decreased as a result of a decrease in interest rates on the Company’s variable rate debt which lowered the Company’s cost of funds (excluding net derivative settlements) to 3.67% for the year ended December 31, 2008 compared to 5.51% for the same period a year ago.

•
Excluding an expense of $15.7 million to increase the Company’s allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program in 2007, the provision for loan losses increased for the year ended December 31, 2008 compared to 2007. The provision for loan losses for federally insured loans increased in 2008 as a result of the increase in risk share as a result of the loss of Exceptional Performer. The provision for loan losses for non-federally insured loans increased primarily due to increases in delinquencies as a result of the continued weakening of the U.S. economy.

Other fee-based income. Borrower late fees increased $3.3 million for the year ended December 31, 2008 compared to the same period in 2007 as a result of the increase in the average student loan portfolio.
Other income. Other income decreased due to the elimination of an agreement with a third party during the third quarter of 2007 under which the Company provided administrative services to the third party for a fee and due to realized losses from certain investments. Income in 2007 from this agreement was $2.6 million.
Gain (loss) on sale of loans. As part of the Company’s asset management strategy, the Company periodically sells student loan portfolios to third parties. In 2007, the Company sold $115.3 million (par value) of student loans and recorded a gain of $3.6 million. During 2008, the Company recognized a loss of $53.0 million as a result of the sale of $1.8 billion (par value) of loans. These loans were sold to decrease the collateral included in the Company’s FFELP warehouse facility to reduce exposure related to the facility’s equity support provisions.
Derivative settlements, net. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133. Derivative settlements for each applicable period should be evaluated with the Company’s net interest income.

Operating expenses. The Company incurred expenses of $13.5 million in 2008 from fees paid related to liquidity contingency planning. Excluding these fees, restructure expense, impairment expense, and corporate allocations, which were included in Corporate Activity and Overhead for the year ended December 31, 2007, operating expenses decreased $21.9 million, or 17.3%, for the year ended December 31, 2008 compared to same period in 2007. This decrease is a result of cost savings from the Company’s September 2007 and January 2008 restructuring plans.
Year ended December 31, 2007 compared to year ended December 31, 2006

	Year ended
	December 31,	December 31,
	2007	2006	$ Change

Net interest income after the provision for loan losses	$236,821	303,586	(66,765)

Loan and guaranty servicing income	294	—	294
Other fee-based income	13,387	11,867	1,520
Software services income	—	238	(238)
Other income	4,433	3,833	600
Gain (loss) on sale of loans	3,597	16,133	(12,536)
Derivative settlements, net	6,628	18,381	(11,753)

Total other income	28,339	50,452	(22,113)

Salaries and benefits	23,101	53,036	(29,935)
Restructure expense — severance and contract termination costs	2,406	—	2,406
Impairment expense	28,291	21,687	6,604
Other expenses	29,205	51,085	(21,880)
Intersegment expenses	74,714	52,857	21,857

Total operating expenses	157,717	178,665	(20,948)

“Base net income” before income taxes	107,443	175,373	(67,930)
Income tax expense	40,828	66,642	(25,814)

“Base net income”	$66,615	108,731	(42,116)

Before Tax Operating Margin	40.5%	49.5%

Before Tax Operating Margin — excluding restructure expense, impairment expense, and provision for loan losses related to the loss of Exceptional Performer in 2007	54.8%	55.7%
Net interest income after the provision for loan losses

	Year ended December 31,		Change
	2007	2006	Dollars	Percent

Loan interest	$1,948,751	1,699,859	248,892	14.6%
Consolidation rebate fees	(193,687)	(156,751)	(36,936)	(23.6)
Amortization of loan premiums and deferred origination costs	(91,020)	(87,393)	(3,627)	(4.2)

Total loan interest	1,664,044	1,455,715	208,329	14.3
Investment interest	66,838	78,708	(11,870)	(15.1)

Total interest income	1,730,882	1,534,423	196,459	12.8
Interest on bonds and notes payable	1,465,883	1,215,529	250,354	20.6
Provision for loan losses	28,178	15,308	12,870	84.1

Net interest income after provision for loan losses	$236,821	303,586	(66,765)	(22.0)%

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

•	Consolidation rebate fees increased due to the $3.4 billion, or 22.9%, increase in the average consolidation loan portfolio.
•	The amortization of loan premiums and deferred origination costs increased due to an increase in the average student loan portfolio.
•	Investment interest decreased as a result of an overall decrease in cash held in 2007 as compared to 2006.
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

•
The provision for loan losses increased in 2007 because the Company recognized a $15.7 million provision on its federally insured portfolio as a result of the College Cost Reduction Act. The 2006 provision for loan losses includes a $6.9 million charge the Company recognized on its federally insured portfolio as a result of HERA which was enacted into law on February 8, 2006. Excluding these items, the provision for loan losses increased in 2007 as a result of the increase in risk share as a result of the loss of Exceptional Performer and an increase in the average student loan portfolio.

Other fee-based income. Borrower late fees increased $0.9 million for the year ended December 31, 2007 compared to the same period in 2006 as a result of the increase in the average student loan portfolio. In addition, income from providing investment advisory services and services to third parties through the Company’s licensed broker dealer increased in 2007 compared to 2006.
Gain (loss) on sale of loans. As part of the Company’s asset management strategy, the Company periodically sells student loan portfolios to third parties. During 2007 and 2006, the Company sold $115.3 million (par value) and $748.5 million (par value) of student loans, respectively, resulting in the recognition of a gain of $3.6 million and $16.1 million, respectively.
Derivative settlements, net. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133. Derivative settlements for each applicable period should be evaluated with the Company’s net interest income.
Operating expenses. Excluding the restructure and impairment charges, operating expenses decreased $30.0 million, or 19.1%, for the year ended December 31, 2007 compared to the same period in 2006. The Company reduced its cost to service loans by converting loan volume acquired during certain 2005 acquisitions from third party servicers to the Company’s servicing platform. These reductions were offset by an increase in the cost to service loans as a result of loan growth.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s fee-based businesses are not capital intensive businesses and all of these businesses produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to these segments. Therefore, the majority of the Liquidity and Capital Resources discussion is concentrated on the Company’s Asset Generation and Management operating segment. The Company has historically utilized operating cash flow, secured financing transactions (which include warehouse facilities and asset-backed securitizations), operating lines of credit, and other borrowing arrangements to fund its Asset Generation and Management operations and student loan acquisitions. In addition, the Company uses operating cash flow, borrowings on its unsecured line of credit, and unsecured debt offerings to fund corporate activities, business acquisitions, and repurchases of common stock. The Company has also used its common stock to partially fund certain business acquisitions. The Company has a universal shelf registration statement with the SEC which allows the Company to sell up to $825.0 million of securities that may consist of common stock, preferred stock, unsecured debt securities, warrants, stock purchase contracts, and stock purchase units. The terms of any securities are established at the time of the offering.

The Company may issue equity and debt securities in the future in order to improve capital, increase liquidity, refinance upcoming maturities, or provide for general corporate purposes. Moreover, the Company may from time-to-time repurchase certain amounts of its outstanding debt securities, including debt securities which the Company may issue in the future, for cash and/or through exchanges for other securities. Such repurchases or exchanges may be made in open market transactions, privately negotiated transactions, or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions, compliance with securities laws, and other factors. The amounts involved in any such transactions may be material.
The following table summarizes the Company’s bonds and notes outstanding as of December 31, 2008:

	Carrying	Interest rate
	amount	range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,509,073	0.75% – 5.02%	09/25/13 – 06/25/41
Bonds and notes based on auction or remarketing (b)	2,713,285	0.00% – 6.00%	11/01/09 – 07/01/43

Total variable-rate bonds and notes	23,222,358

Commercial paper — FFELP facility (c)	1,445,327	1.32% – 2.94%	05/09/10
Commercial paper — private loan facility (c)	95,020	2.49%	03/14/09
Fixed-rate bonds and notes (a)	202,096	5.30% – 6.68%	11/01/09 – 05/01/29
Unsecured fixed rate debt	475,000	5.13% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	691,500	0.98% – 2.41%	05/08/12
Department of Education Participation	622,170	3.37%	09/30/09
Other borrowings	34,488	1.25% – 5.47%	05/22/09 – 11/01/15

	$26,787,959

(a)	Issued in asset-backed securitizations

(b)
As of December 31, 2008, the Company had $115.2 million of bonds based on an auction rate of 0%, due to the Maximum Rate auction provisions in the underlying documents for such financings. The Maximum Rate provisions include multiple components, one of which is based on T-bill rates. The T-bill component calculation for these bonds produced negative rates, which resulted in auction rates of zero percent for the applicable period.

(c)	Loan warehouse facilities
Secured Financing Transactions
The Company has historically relied upon secured financing vehicles as its most significant source of funding for student loans. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. The Company’s rights to cash flow from securitized student loans are subordinate to bondholder interests and may fail to generate any cash flow beyond what is due to bondholders. The Company’s secured financing vehicles are loan warehouse facilities, asset-backed securitizations, and the government’s Participation Program (as described below).
On July 31, 2008, the Company did not renew its liquidity provisions on its FFELP loan warehouse facility. Accordingly, the facility became a term facility and no new loan originations could be funded with this facility. In August 2008, the Company accessed alternative sources of funding to originate new FFELP student loans, including the Department’s Loan Participation Program, and an existing facility with Union Bank which are further discussed below.
Loan warehouse facilities
Student loan warehousing has historically allowed the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. The Company has historically relied upon three conduit warehouse loan financing vehicles to support its funding needs on a short term basis: a multi-year committed facility for FFELP loans, a $250.0 million private loan warehouse for non-federally insured student loans, and a single-seller extendible commercial paper conduit for FFELP loans.
FFELP Warehouse Facility
The Company’s multi-year committed facility for FFELP loans terminates in May 2010 and was supported by 364-day liquidity which was scheduled for renewal on May 9, 2008. The Company obtained an extension on this renewal until July 31, 2008. On July 31, 2008, the Company did not renew the liquidity provisions of this facility. Accordingly, as of July 31, 2008, the facility became a term facility with a final maturity date of May 9, 2010. Pursuant to the terms of the agreement, since liquidity was not renewed, the Company’s cost of financing under this facility increased 10 basis points. The agreement also includes provisions which allow the banks to charge a rate equal to LIBOR plus 128.5 basis points if they choose to finance their portion of the facility with sources of funds other than their commercial paper conduit. As of December 31, 2008, the Company had $1.6 billion of student loans in the facility and $1.4 billion borrowed under the facility.

The terms and conditions of the Company’s warehouse facility for FFELP loans provides for formula based advance rates based on market conditions. While the Company does not believe that the loan valuation formula is reflective of the actual fair value of its loans, it is subject to compliance with such mark-to-formula provisions of the warehouse facility agreement. As of December 31, 2008 and February 27, 2009, the Company had a cumulative amount of $280.6 million and $236.3 million, respectively, posted as equity funding support for this facility.
The Company has utilized its $750.0 million unsecured line of credit to fund equity advances on its warehouse facility. As of February 27, 2009, the Company had $691.5 million outstanding under this line of credit. The unsecured line of credit terminates in May 2012.
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
The Company continues to look at various alternatives to remove loans from the warehouse facility including other financing arrangements, using unrestricted operating cash, and/or selling loans to third parties. In addition, in January 2009, the Department published summary terms under which it will finance eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders. Loans eligible for the Conduit Program must be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. Funding for the Conduit Program will be provided by the capital markets at a cost based on market rates. The Conduit Program will have a term of five years. As of December 31, 2008, the Company had approximately $873 million of loans included in its warehouse facility that would be eligible for the Conduit Program.
Private Loan Warehouse Facility
As of December 31, 2008, the Company had $154.2 million of student loans in its private loan warehouse facility and $95.0 million borrowed under the facility. On February 25, 2009, the Company paid all debt outstanding on this facility with operating cash and terminated the facility.
Commercial Paper Warehouse Program
In August 2006, the Company established a $5.0 billion extendable commercial paper warehouse program for FFELP loans, under which it can issue one or more short term extendable secured liquidity notes. As of December 31, 2008, no notes were outstanding under this warehouse program. As a result of the disruption of the credit markets, there is no market for the issuance of notes under this facility. Management believes it is currently unlikely a market will exist in the foreseeable future.
Asset-backed securitizations
Of the $26.8 billion of debt outstanding as of December 31, 2008, $23.4 billion was issued under term asset-backed securitizations. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market. As a result of the disruptions in the credit markets, the Company may not be able to issue asset-backed financings at rates historically achieved by the Company, at levels equal to or less than other financing agreements, or at levels otherwise considered beneficial to the Company. Accordingly, the Company’s operational and financial results may be negatively impacted. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction or remarketing procedure.
LIBOR based notes
As of December 31, 2008, the Company had $20.5 billion of notes issued under asset-backed securitizations that primarily reprice at a fixed spread to three month LIBOR and are structured to substantially match the maturity of the funded assets. These notes fund FFELP student loans that are predominantly set based on a spread to three month commercial paper. The three month LIBOR and three month commercial paper indexes have historically been highly correlated. Based on cash flows developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from these transactions will be approximately $1.4 billion. These cash flows consist of net spread and servicing and administrative revenue in excess of estimated cost. However, due to the unintended consequences of government intervention in the commercial paper markets and limited issuances of qualifying financial commercial paper, the relationship between the three-month financial commercial paper and LIBOR rates has been distorted and volatile. Such distortion has had and may continue to have a significant impact on the earnings and cash flows of this portfolio.

The Company has certain LIBOR-indexed notes that match the maturity of the funded assets, however, must periodically be remarketed by the Company. Upon remarketing, the interest rates on the notes are reset. The Company also has the option to repurchase the notes prior to a failed remarketing and hold the notes as an investment until such time they can be remarketed. In the event the notes cannot be remarketed and they are not repurchased by the Company, the interest rate increases to and remains at 3-month LIBOR plus 75 basis points until such time as they can be successfully remarketed or purchased by the Company. The Company has $200 million of notes due to be remarketed on May 26, 2009 and an additional $950 million and $115 million to be remarketed in 2016 and 2018, respectively.
Auction or remarketing based notes
The interest rates on certain of the Company’s asset-backed securities are set and periodically reset via a “dutch auction” or through a remarketing utilizing remarketing agents. The Company is currently sponsor on approximately $1.9 billion of Auction Rate Securities and $0.8 billion of Variable Rate Demand Notes.
For Auction Rate Securities, investors and potential investors submit orders through a broker-dealer as to the principal amount of notes they wish to buy, hold, or sell at various interest rates. The broker-dealers submit their clients’ orders to the auction agent, who then determines the clearing interest rate for the upcoming period. Interest rates on these Auction Rate Securities are reset periodically, generally every 7 to 35 days, by the auction agent or agents. During the first quarter of 2008, as part of the credit market crisis, auction rate securities from various issuers failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. Since February 8, 2008, the Company’s Auction Rate Securities have failed in this manner. Under normal conditions, banks have historically purchased these securities when investor demand is weak. However, since February 2008, banks have been allowing auctions to fail. Currently, all of the Company’s Auction Rate Securities are in a failed auction status and the Company believes they will remain in a failed status for an extended period of time and possibly permanently.
As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities. Based on the relative levels of these indices as of December 31, 2008, the rates expected to be paid by the Company range from 91-day T-Bill plus 125 basis points, on the low end, to LIBOR plus 250 basis points, on the high end. These maximum rates are subject to increase if the credit ratings on the bonds are downgraded.
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
Funding New FFELP Student Loan Originations
Historically, the Company funded new loan originations using loan warehouse facilities and asset-backed securitizations. Student loan warehousing has historically allowed the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. In July 2008, the Company did not renew its liquidity provisions on its FFELP warehouse facility. Accordingly, the facility became a term facility and no new loan originations could be funded with this facility. In August 2008, the Company began funding FFELP Stafford and PLUS student loan originations for the 2008-2009 academic year pursuant to the Department’s Loan Participation Program and participation agreement with Union Bank.
Department of Education’s Loan Participation and Purchase Commitment Programs
In August 2008, the Department implemented the Loan Purchase Commitment Program and the Loan Participation Program pursuant to the ECASLA. Under the Department’s Purchase Program, the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Under the Participation Program, the Department provides interim short term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program must be either refinanced by the lender or sold to the Department pursuant to the Purchase Program prior to its expiration on September 30, 2009. To be eligible for purchase or participation under the Department’s programs, loans were originally limited to FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, with eligible borrower benefits.

On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the extension of the Participation Program and Purchase Program from September 30, 2009 to September 30, 2010. The Department indicated that loans for the 2008-2009 academic year which are funded under the Department’s Participation Program will need to be refinanced or sold to the Department prior to September 30, 2009. On November 8, 2008, the Department announced the replication of the terms of the Participation and Purchase Program, in accordance with the October 7th legislation, which will include FFELP student loans made for the 2009-2010 academic year.
As of December 31, 2008, the Company had $622.2 million of FFELP loans funded using the Participation Program. The Company plans to continue to use the Participation Program to fund loans originated for the 2008-2009 and 2009-2010 academic years. These programs are allowing the Company to continue originating new federal student loans to all students regardless of the school they attend. As of February 27, 2009, the Company had $1.4 billion of FFELP loans funded using the Participation Program.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day period upon termination of the participation certificate. As of December 31, 2008, $548.4 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million. Loans participated under this agreement qualify as a sale pursuant to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.
Unsecured Operating Line of Credit
The Company has a $750.0 million unsecured line of credit that terminates in May 2012. As of December 31, 2008, there was $691.5 million outstanding on this line and $58.5 million available for future use. The weighted average interest rate on this line of credit was 1.25% as of December 31, 2008. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary. As discussed previously, the Company may need to fund certain loans or provide additional equity funding support related to advance rates on its warehouse facilities. As of February 27, 2009, the Company has contributed $236.3 million in equity funding support to these facilities. The Company has funded these contributions primarily by advances on its operating line of credit. As of February 27, 2009, the Company has $691.5 million outstanding under this line of credit. The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank, a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Since the bankruptcy filing, the Company has experienced funding delays from Lehman and does not expect Lehman to fund future borrowing requests. As of February 27, 2009, excluding Lehman Bank’s lending commitment, the Company had $51.2 million available for future use under its unsecured line of credit.
The line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement. The covenants include maintaining:
(i)	A minimum consolidated net worth

(ii)	A minimum adjusted EBITDA to corporate debt interest (over the last four rolling quarters)

(iii)	A limitation on subsidiary indebtedness

(iv)	A limitation on the percentage of non-guaranteed loans in the Company’s portfolio
As of December 31, 2008, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP and private loan warehouses.
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
Unsecured Debt Offerings
In May 2005, the Company issued $275.0 million in aggregate principal amount of Senior Notes due June 1, 2010 (the “Notes”). The Notes are unsecured obligations of the Company. The interest rate on the Notes is 5.125%, payable semiannually. At the Company’s option, the Notes are redeemable in whole at any time or in part from time to time at the redemption price described in the Company’s prospectus supplement.
In September 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities (“Hybrid Securities”). The Hybrid Securities are unsecured obligations of the Company. The interest rate on the Hybrid Securities from the date they were issued through the optional redemption date, September 28, 2011, is 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the “scheduled maturity date”, the interest rate on the Hybrid Securities will be equal to three-month LIBOR plus 3.375%, payable quarterly. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that the Company has received proceeds from the sale of certain qualifying capital securities prior to such date (as defined in the Hybrid Securities’ prospectus). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the prospectus, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities. At the Company’s option, the Hybrid Securities are redeemable in whole at any time or in part from time to time at the redemption price described in the prospectus supplement.
Contractual Obligations
The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company’s contractual obligations as of December 31, 2008 were as follows:

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Bonds and notes payable	$26,787,959	792,970	1,841,576	814,633	23,338,780
Operating lease obligations	39,372	9,425	15,689	11,547	2,711
Other	47,055	20,000	27,055	—	—

Total	$26,874,386	822,395	1,884,320	826,180	23,341,491

As of December 31, 2008, the Company had a reserve of $6.4 million for uncertain income tax positions per the provisions of FIN 48 (including the federal benefit received from state positions and accrued interest). This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.
The Company has an obligation to purchase $47.1 million of private loans from an unrelated financial institution in quarterly installments of $5 million through the third quarter of 2010 with any remaining amount to be purchased at that time.
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
As a result of the Company’s previous acquisitions, the Company has certain contractual obligations or commitments as follows:
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

•
infiNET Integrated Solutions, Inc. (“infiNET”) – Stock price guarantee of $104.8375 per share on 95,380 shares of Class A Common Stock (less the greater of $41.9335 or the gross sales price such seller obtains from a sale of the shares occurring prior to February 28, 2011 as defined in the agreement) issued as part of the original purchase price. The obligation to pay this guaranteed stock price is due February 28, 2011 and is not included in the table above. Based upon the closing sale price of the Company’s Class A Common Stock as of December 31, 2008 of $14.33 per share, the Company’s obligation under this stock price guarantee would have been $6.0 million (($104.8375 — $41.9335) x 95,380 shares). Any cash paid by the Company in consideration of satisfying the guaranteed value of stock issued for this acquisition would be recorded by the Company as a reduction to additional paid-in capital.

Sources of Liquidity
Sources of Liquidity Available for New FFELP Stafford and PLUS Loans
On July 31, 2008, the Company did not renew the liquidity provisions of its FFELP warehouse facility. Accordingly, on July 31, 2008, the facility became a term facility with a final maturity date of May 9, 2010. No new student loan originations can be funded under this program.
The Company has unlimited sources of primary liquidity available for new FFELP Stafford and PLUS loan originations for the 2008-2009 and 2009-2010 academic years under the Department’s Participation and Purchase Programs. In addition, the Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. See “Union Bank Participation Agreement” discussed earlier in this section.
Sources of Liquidity Available for General Corporate Purposes
The following table details the Company’s primary sources of liquidity and the available capacity at February 27, 2009 for general corporate purposes:

Sources of primary liquidity: (a)
Cash and cash equivalents (b)	$215,000
Unencumbered private student loan assets	197,000
Unused unsecured line of credit (c)	51,000

Total sources of primary liquidity	$463,000

(a)	The sources of primary liquidity table above does not include the following:
•
Asset-backed security investments – As part of the Company’s issuance of asset-backed securitizations in March 2008 and May 2008, due to credit market conditions when these notes were issued, the Company purchased the Class B subordinated notes of $36 million (par value) and $41 million (par value), respectively. These notes are not included on the Company’s consolidated balance sheet. If the credit market conditions improve, the Company anticipates selling these notes to third parties. Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. Upon sale, these notes would be shown as “bonds and notes payable” on the Company’s consolidated balance sheet. Unless there is a significant market improvement, the Company believes the market value of such notes will be less than par value. The difference between the par value and market value would be recognized by the Company as interest expense over the life of the bonds.

(b)
The Company also has restricted cash and investments; however, the Company is limited in the amounts of funds that can be transferred from its subsidiaries through intercompany loans, advances, or cash dividends. These limitations result from the restrictions contained in trust indentures under debt financing arrangements to which the Company’s education lending subsidiaries are parties. The Company does not believe these limitations will significantly affect its operating cash needs. The amounts of cash and investments restricted in the respective reserve accounts of the education lending subsidiaries are shown on the balance sheets as restricted cash and investments.

(c)
The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank, a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Since the bankruptcy filing, the Company has experienced funding delays from Lehman and does not expect Lehman to fund future borrowing requests. The amount included in the table above excludes Lehman’s commitment.

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
Revenue Recognition
Student Loan Income – The Company recognizes student loan income as earned, net of amortization of loan premiums and deferred origination costs. Loan income is recognized based upon the expected yield of the loan after giving effect to borrower utilization of incentives such as principal reductions for timely payments (“borrower benefits”) and other yield adjustments. The estimate of the borrower benefits discount is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits. For competitive and liquidity purposes, the Company frequently changes the borrower benefit programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the borrower benefit discount. Loan premiums, deferred origination costs, and borrower benefits are included in the carrying value of the student loan on the consolidated balance sheet and are amortized over the estimated life of the loan in accordance with SFAS No. 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The most sensitive estimate for loan premiums, deferred origination costs, and borrower benefits is the estimate of the constant prepayment rate (“CPR”). CPR is a variable in the life of loan estimate that measures the rate at which loans in a portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance. A number of factors can affect the CPR estimate such as the rate of consolidation activity and default rates. Should any of these factors change, the estimates made by management would also change, which in turn would impact the amount of loan premium and deferred origination cost amortization recognized by the Company in a particular period.

Other Fee-Based Income – Other fee-based income is primarily attributable to fees for providing services and the sale of lists and print products. Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. The Company’s service fees are determined based on written price quotations or service agreements having stipulated terms and conditions that do not require management to make any significant judgments or assumptions regarding any potential uncertainties. Revenue from the sale of lists and print products is generally earned and recognized, net of estimated returns, upon shipment or delivery.
The Company assesses collectability of revenues and its allowance for doubtful accounts based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. An allowance for doubtful accounts is established to record accounts receivable at estimated net realizable value. If the Company determines that collection of revenues is not reasonably assured at or prior to delivery of the Company’s services, revenue is recognized upon the receipt of cash.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 allows entities to achieve an offset accounting effect for certain changes in fair value of related assets and liabilities without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement consistent with the Board’s long term objectives for financial instruments. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (January 1, 2008 for the Company). At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Upon the effective date of SFAS No. 159, the Company has elected not to measure any items at fair value that were not currently required to be measured at fair value. Accordingly, the adoption of SFAS No. 159 had no impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”), which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. For the Company, SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company is currently evaluating the future impacts and disclosures related to SFAS No. 160.
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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.
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
In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of FSP 142-3 on its consolidated financial position, results of operations, and cash flows.
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
The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of December 31, 2008		As of December 31, 2007
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$2,532,609	10.1%	$1,136,544	4.3%
Variable-rate loan assets	22,528,440	89.9	25,192,669	95.7

Total	$25,061,049	100.0%	$26,329,213	100.0%

Fixed-rate debt instruments	$677,096	2.5%	$689,476	2.5%
Variable-rate debt instruments	26,110,863	97.5	27,426,353	97.5

Total	$26,787,959	100.0%	$28,115,829	100.0%

Loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. The Company generally finances its student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.
Depending on the type of loan and when it was originated, the borrower rate is either fixed to term or is reset to an annual rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company may earn floor income for an extended period of time, which the Company refers to as fixed rate floor income, and for those loans where the borrower rate is reset annually on July 1, the Company may earn floor income to the next reset date, which the Company refers to as variable rate floor income. In accordance with new legislation enacted in 2006, lenders are required to rebate fixed rate floor income and variable rate floor income to the Department for all new FFELP loans first originated on or after April 1, 2006.
For the years ended December 31, 2008, 2007, and 2006, loan interest income includes approximately $37.5 million, $10.3 million, and $30.2 million of fixed rate floor income, respectively. For the years ended December 31, 2008 and 2007, loan interest income includes approximately $42.3 million and $3.0 million of variable rate floor income, respectively. The Company did not earn variable rate floor income in the year ended December 31, 2006.
Absent the use of derivative instruments, a rise in interest rates may reduce the amount of floor income received and this may have an impact on earnings due to interest margin compression caused by increasing financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their special allowance payment formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively become variable rate loans, the impact of the rate fluctuations is reduced.

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s student loan assets that are earning fixed rate floor income as of December 31, 2008:

	Borrower/	Estimated	Balance of
Fixed	lender	variable	assets earning fixed-rate
interest	weighted	conversion	floor income as of
rate range	average yield	rate (a)	December 31, 2008 (b)

Less than 4.0%	3.64%	1.00%	$1,183
4.0 – 4.49%	4.25%	1.61%	2,097
4.5 – 4.99%	4.73%	2.09%	2,507
5.0 – 5.49%	5.34%	2.70%	387,063
5.5 – 5.99%	5.67%	3.03%	344,236
6.0 – 6.49%	6.19%	3.55%	406,420
6.5 – 6.99%	6.70%	4.06%	362,556
7.0 – 7.49%	7.17%	4.53%	124,283
7.5 – 7.99%	7.70%	5.06%	206,865
8.0 – 8.99%	8.16%	5.52%	428,425
> 9.0%	9.04%	6.40%	266,974

			$2,532,609

(a)	The estimated variable conversion rate is the estimated short term interest rate at which loans would convert to variable rate.

(b)
As of December 31, 2008, the Company had $201.5 million of fixed rate debt that was used by the Company to hedge fixed rate student loan assets. The weighted average interest rate paid by the Company on this debt as of December 31, 2008 was 6.17%.

As of December 31, 2008, the Company had $3.7 billion of student loan assets that were eligible to earn variable rate floor income.
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

The following table presents the Company’s FFELP student loan assets and related funding arranged by underlying indices as of December 31, 2008:

			Debt
			outstanding
			that funded
	Frequency of		student loan
Index (e)	Variable Resets	Assets	assets (a)

3 month H15 financial commercial paper (b)	Daily	$23,627,814	622,170
3 month Treasury bill	Varies	1,160,127	—
3 month LIBOR (c)	Quarterly	—	20,509,073
Auction-rate or remarketing	Varies	—	2,713,285
Asset-backed commercial paper	Varies	—	1,445,327
Fixed rate		—	202,096
Other (d)		704,010	—

		$25,491,951	25,491,951

(a)
The Company has certain basis swaps outstanding in which the Company (i) receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements (“Average/Discrete Basis Swaps”); and (ii) receives three-month LIBOR and pays one-month LIBOR (“3/1 Basis Swaps”). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of December 31, 2008:

	Notional Amount
	Average/Discrete	3/1 Basis
Maturity	Basis Swaps	Swaps

2010	$4,500,000	—
2011	2,700,000	—
2012	2,400,000	—
2018	—	1,300,000
2023	—	1,250,000
2028	—	100,000

	$9,600,000	2,650,000

(b)
The Company’s FFELP student loans earn interest based on the daily average H15 financial commercial paper index calculated on a fiscal quarter. The Company’s funding includes FFELP student loans under the Department’s Participation Program.

Due to the unintended consequences of government intervention in the commercial paper markets and limited issuances of qualifying financial commercial paper, the relationship between the three-month financial CP and LIBOR rates has been distorted and volatile. To address this issue, the Department announced that for purposes of calculating the FFELP loan index from October 27, 2008 to December 31, 2008, the Federal Reserve’s Commercial Paper Funding Facility rate was used for those days in which no three-month financial commercial paper rate was available. This resulted in a CP/LIBOR spread of 21 basis points in the fourth quarter of 2008 compared to 8 basis points in the third quarter of 2008. The CP/LIBOR spread would have been 62 basis points in the fourth quarter of 2008 if the Department had not addressed the issue by using the Federal Reserve’s Commercial Paper Funding Facility rates discussed above. There are no assurances that the Department will utilize a similar methodology for the first quarter of 2009 or in the future.

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

(e)
Historically, the movement of the various interest rate indices received on the Company’s student loan assets and paid on the debt to fund such loans was highly correlated. As shown below, the short term movement of the indices was dislocated beginning in August 2007. This dislocation has had a negative impact on the Company’s student loan net interest income.

Financial Statement Impact of Derivative Instruments
The Company accounts for its derivative instruments in accordance with SFAS No. 133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company’s derivatives are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of income and resulted in an expense of $38.6 million for the year ended December 31, 2008 and income of $139.1 million and $43.9 million for the years ended December 31, 2007 and 2006, respectively.

The following summarizes the derivative settlements included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of income:

	Year ended December 31,
	2008	2007	2006

Interest rate swaps — loan portfolio	$(15,037)	4,753	12,993
Basis swaps — loan portfolio	46,751	8,535	—
Interest rate swaps — other (a)	—	12,050	7,044
Special allowance yield adjustment derivatives (a)	—	—	19,794
Cross-currency interest rate swaps	23,942	(6,661)	(14,406)
Other (b)	—	—	(1,993)

Derivative settlements received (paid), net	$55,656	18,677	23,432

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

The net effect of the offsetting derivatives discussed above was to lock in a series of future income streams on underlying trades through their respective maturity dates. The net settlements on these derivatives are included in “interest rate swaps – other.” In August 2007, the Company terminated these derivatives for net proceeds of $50.8 million.

Settlements on the 9.5% special allowance derivatives prior to entering into the off-setting derivatives discussed above were classified in the “special allowance yield adjustment derivatives” line item through September 30, 2006.

(b)
During 2006, the Company issued junior subordinated hybrid securities and entered into a derivative instrument to economically lock into a fixed interest rate prior to the actual pricing of the transaction. Upon pricing of these notes, the Company terminated the derivative instrument. The consideration paid by the Company to terminate this derivative was $2.0 million.

Sensitivity Analysis
The following tables summarize the effect on the Company’s earnings, based upon a sensitivity analysis performed by the Company assuming a hypothetical increase and decrease in interest rates of 100 basis points while funding spreads remain constant. In addition, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 10 basis points while holding the asset index constant, if the funding index is different than the asset index. The effect on earnings was performed on the Company’s variable rate assets and liabilities. The analysis includes the effects of the Company’s interest rate and basis swaps in existence during these periods.

	Year ended December 31, 2008
	Interest Rates				Asset and funding index
	Change from decrease of 100		Change from increase of 100		mismatches
	basis points		basis points		Increase of 10 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$26,744	59.8%	$(24,224)	(54.1)%	$(26,863)	(60.0)%
Impact of derivative settlements	(19,830)	(44.3)	19,830	44.3	—	—

Increase (decrease) in net income before taxes	$6,914	15.5%	$(4,394)	(9.8)%	$(26,863)	(60.0)%

Increase (decrease) in basic and diluted earning per share	$0.08		$(0.05)		$(0.33)

	Year ended December 31, 2007
	Interest Rates				Asset and funding index
	Change from decrease of 100		Change from increase of 100		mismatches
	basis points		basis points		Increase of 10 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$2,020	3.5%	$6,828	11.9%	$(26,599)	(46.5)%
Impact of derivative settlements	—	—	—	—	—	—

Increase (decrease) in net income before taxes	$2,020	3.5%	$6,828	11.9%	$(26,599)	(46.5)%

Increase (decrease) in basic and diluted earning per share	$0.03		$0.09		$(0.33)

	Year ended December 31, 2006
	Interest Rates				Asset and funding index
	Change from decrease of 100		Change from increase of 100		mismatches
	basis points		basis points		Increase of 10 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$9,695	9.1%	$25,841	24.1%	$(23,379)	(22.8)%
Impact of derivative settlements	(12,875)	(12.1)	12,875	12.1	—	—

Increase (decrease) in net income before taxes	$(3,180)	(3.0)%	$38,716	36.2%	$(23,379)	(22.8)%

Increase (decrease) in basic and diluted earning per share	$(0.04)		$0.46		$(0.28)

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

For the year ended December 31, 2008, the Company recorded income of $52.9 million as a result of re-measurement of the Euro Notes and a loss of $24.4 million for the change in the fair value of the related derivative instrument. For the years ended December 31, 2007 and 2006, the Company recorded losses of $108.7 million and $70.4 million, respectively, as a result of the re-measurement of the Euro Notes and income of $125.5 million and $66.2 million, respectively, for the change in the fair value of the related derivative instrument. These amounts are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of income.
The re-measurement of the Euro-denominated bonds correlates with the change in fair value of the cross-currency interest rate swaps. However, the Company will experience unrealized gains or losses related to the cross-currency interest rate swaps if the two underlying indices (and related forward curve) do not move in parallel. Management intends to hold the cross-currency interest rate swaps through the maturity of the Euro-denominated bonds.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report included herein, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Nelnet, Inc.:
We have audited Nelnet, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nelnet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Nelnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nelnet, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Lincoln, Nebraska
March 2, 2009
ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2008, no information was required to be disclosed in a report on Form 8-K, but not reported.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information as to the directors, executive officers, corporate governance, and Section 16(a) beneficial ownership reporting compliance of the Company set forth under the captions “PROPOSAL 1—ELECTION OF DIRECTORS—Nominees,” “EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE,” and “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company’s fiscal year, relating to the Company’s Annual Meeting of Shareholders scheduled to be held on May 20, 2009 (the “Proxy Statement”) is incorporated into this Report by reference.
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
The following table summarizes, as of December 31, 2008, information about compensation plans under which equity securities are authorized for issuance.
Equity Compensation Plan Information

			Number of shares remaining
	Number of shares to be	Weighted-average exercise	available for future issuance
	issued upon exercise of	price of outstanding	under equity compensation
	outstanding options,	options,	plans (excluding securities
	warrants, and rights	warrants, and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	0	$0	3,337,714

Equity compensation plans not approved by shareholders	0	$0	0

Total	0	$0	3,337,714	(1)

(1)
Includes 1,471,662, 275,135, 730,013, and 860,904 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, Nelnet, Inc. Employee Share Purchase Plan, and Nelnet, Inc. Employee Stock Purchase Loan Plan, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information set forth under the captions “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” “CORPORATE GOVERNANCE – Board Composition and Director Independence,” and “CORPORATE GOVERNANCE – Board Committees” in the Proxy Statement is incorporated into this Report by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under the caption “PROPOSAL 2—APPOINTMENT OF INDEPENDENT AUDITOR—Independent Accountant Fees and Services” in the Proxy Statement is incorporated into this Report by reference.

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

3.2
Articles of Amendment to Second Amended and Restated Articles of Incorporation of Nelnet, Inc. Incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report for the period ended June 30, 2007, filed on Form 10-Q.

3.3
Fourth Amended and Restated Bylaws of Nelnet, Inc., as amended as of December 31, 2007, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 7, 2008 and incorporated herein by reference.

4.1	Form of Class A Common Stock Certificate of Nelnet, Inc. Incorporated by reference to Exhibit 4.1 to the registrant’s Form S-1 Registration Statement.

4.2
Certain instruments, including indentures of trust, defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries, none of which instruments authorizes a total amount of indebtedness thereunder in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis, are omitted from this Exhibit Index pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. Many of such instruments have been previously filed with the Securities and Exchange Commission, and the registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

4.3
Registration Rights Agreement, dated as of December 16, 2003, by and among Nelnet, Inc. and the shareholders of Nelnet, Inc. signatory thereto. Incorporated by reference to Exhibit 4.11 to the registrant’s Form S-1 Registration Statement.

10.1
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

10.2
Marketing Expense Reimbursement Agreement, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.27 to the registrant’s Form S-1 Registration Statement.

10.3
First Amendment of Marketing Expense Reimbursement Agreement, dated as of April 1, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (f/k/a National Education Loan Network, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.28 to the registrant’s Form S-1 Registration Statement.

10.4
Second Amendment of Marketing Expense Reimbursement Agreement, dated as of December 21, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (f/k/a National Education Loan Network, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.29 to the registrant’s Form S-1 Registration Statement.

10.5
Amended and Restated Participation Agreement, dated as of June 1, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.30 to the registrant’s Form S-1 Registration Statement.

Exhibit No.	Description
10.6
First Amendment of Amended and Restated Participation Agreement, dated as of December 19, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.31 to the registrant’s Form S-1 Registration Statement.

10.7
Second Amendment of Amended and Restated Participation Agreement, dated as of December 1, 2002, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.32 to the registrant’s Form S-1 Registration Statement.

10.8
Alternative Loan Participation Agreement, dated as of June 29, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.33 to the registrant’s Form S-1 Registration Statement.

10.9
Amended and Restated Agreement, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.34 to the registrant’s Form S-1 Registration Statement.

10.10
Guaranteed Purchase Agreement, dated as of March 19, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.36 to the registrant’s Form S-1 Registration Statement.

10.11
First Amendment of Guaranteed Purchase Agreement, dated as of February 1, 2002, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.37 to the registrant’s Form S-1 Registration Statement.

10.12
Second Amendment of Guaranteed Purchase Agreement, dated as of December 1, 2002, by and between Nelnet, Inc. (f/k/a/ NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.38 to the registrant’s Form S-1 Registration Statement.

10.13
Agreement For Use of Revolving Purchase Facility, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.78 to the registrant’s Form S-1 Registration Statement.

10.14
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

10.15
Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Bank of America, N.A., dated as of June 25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003. Incorporated by reference to Exhibit 10.90 to the registrant’s Form S-1 Registration Statement.

10.16
Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Deutsche Bank AG, New York Branch, dated as of June 25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003. Incorporated by reference to Exhibit 10.91 to the registrant’s Form S-1 Registration Statement.

10.17
Letter Agreement by and between Nelnet Education Loan Funding, Inc. and Societe Generale, dated as of June 25, 2003, relating to the increase of the Warehouse Note Purchase and Security Agreement dated as of May 1, 2003. Incorporated by reference to Exhibit 10.92 to the registrant’s Form S-1 Registration Statement.

10.18
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

10.19
Letter Agreement between Nelnet Education Loan Funding, Inc. and Deutsche Bank AG, dated as of February 20, 2004. Incorporated by reference to Exhibit 10.56 to the registrant’s annual report for the year ended December 31, 2003, filed on Form 10-K.

10.20
Letter Agreement between Nelnet Education Loan Funding, Inc. and Bank of America, N.A., dated as of February 20, 2004. Incorporated by reference to Exhibit 10.57 to the registrant’s annual report for the year ended December 31, 2003, filed on Form 10-K.

Exhibit No.		Description
10.21
Letter Agreement between Nelnet Education Loan Funding, Inc. and Societe Generale, dated as of February 20, 2004. Incorporated by reference to Exhibit 10.58 to the registrant’s annual report for the year ended December 31, 2003, filed on Form 10-K.

10.22
Third Amendment to Amended and Restated Participation Agreement between National Education Loan Network, Inc. and Union Bank and Trust Company, dated as of February 5, 2004. Incorporated by reference to Exhibit 10.61 to the registrant’s annual report for the year ended December 31, 2003, filed on Form 10-K.

10.23
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

10.24
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

10.26
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

10.27
Loan Sale and Commitment Agreement among Union Bank and Trust Company and Student Loan Acquisition Authority of Arizona, dated as of April 1, 2002, relating to student loan sale terms. Incorporated by reference to Exhibit 10.68 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.28
Letter Agreement among National Education Loan Network, Inc., Student Loan Acquisition Authority of Arizona, LLC, and Union Bank and Trust Company, dated as of April 19, 2004, relating to student loan sale terms. Incorporated by reference to Exhibit 10.69 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.29
Agreement to Extend Termination Date for the Warehouse Note Purchase and Security Agreement, dated as of May 1, 2004, among Nelnet Education Loan Funding, Inc., Bank of America, N.A., Deutsche Bank AG, New York Branch, and Societe Generale. Incorporated by reference to Exhibit 10.71 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.30
Stock Purchase Agreement, dated as of April 5, 2004, between National Education Loan Network, Inc. and infiNET Integrated Solutions, Inc. Incorporated by reference to Exhibit 10.72 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.31
Amendment of Agreements dated as of February 4, 2005, by and between National Education Loan Network, Inc. and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 10, 2005.

10.32	*	Amended and Restated Aircraft Management Agreement, dated as of September 30, 2008, by and between National Education Loan Network, Inc., Duncan Aviation, Inc., and Union Financial Services, Inc.

10.33	*	Amended and Restated Aircraft Joint Ownership Agreement, dated as of September 30, 2008, by and between National Education Loan Network, Inc. and Union Financial Services, Inc.

Exhibit No.		Description
10.34
Amendment of Agreements dated as of February 4, 2005, by and between Union Bank and Trust Company and National Education Loan Network, Inc., filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 10, 2005 and incorporated herein by reference.

10.35	+	Nelnet, Inc. Employee Share Purchase Plan, as amended. Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report for the period ended September 30, 2005, filed on Form 10-Q.

10.36	+	Summary of Named Executive Officer Compensation for 2006. Incorporated by reference to Exhibit 10.78 to the registrants annual report for the year ended December 31, 2005, filed on Form 10-K.

10.37	+	Summary of Non-Employee Director Compensation for 2006. Incorporated by reference to Exhibit 10.79 to the registrants annual report for the year ended December 31, 2005, filed on Form 10-K.

10.38	+	Amended Nelnet, Inc. Directors Stock Compensation Plan. Incorporated by reference to Exhibit 10.80 to the registrants annual report for the year ended December 31, 2005, filed on Form 10-K.

10.39
Replacement Capital Covenant of Nelnet, Inc. dated September 27, 2006, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 28, 2006 and incorporated by reference herein.

10.40
Office Building Lease dated June 21, 1996 between Miller & Paine and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.41
Amendment to Office Building Lease dated June 11, 1997 between Miller & Paine and Union Bank and Trust Company, filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.42
Lease Amendment Number Two dated February 8, 2001 between Miller & Paine and Union Bank and Trust Company, filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.43
Lease Amendment Number Three dated May 23, 2005 between Miller & Paine, LLC and Union Bank and Trust Company, filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.44
Lease Agreement dated May 20, 2005 between Miller & Paine, LLC and Union Bank and Trust Company, filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.45
Office Sublease dated April 30, 2001 between Union Bank and Trust Company and Nelnet, Inc., filed as Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.46	+	Executive Officers Bonus Plan as amended, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference.

10.47
Commercial Paper Dealer Agreement between Nelnet, Inc. and Banc of America Securities LLC. dated as of December 29, 2006, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 30, 2007 and incorporated herein by reference.

10.48
Commercial Paper Issuing and Paying Agent Agreement between Nelnet, Inc. and Deutsche Bank Trust Company Americas dated as of December 29, 2006, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on January 30, 2007 and incorporated herein by reference.

10.49
Commercial Paper Dealer Agreement between Nelnet, Inc. and SunTrust Capital Markets, Inc. dated as of December 29, 2006, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 30, 2007 and incorporated herein by reference.

10.50	+	Nelnet, Inc. Share Retention Policy, as amended. Incorporated by reference to Exhibit 10.72 to the registrant’s annual report for the year ended December 31, 2006, filed on Form 10-K.

10.51	+
Nelnet, Inc. Employee Stock Purchase Loan Plan, amended effective February 28, 2007. Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report for the period ended March 31, 2007, filed on Form 10-Q.

Exhibit No.		Description
10.52	+
Nelnet, Inc. Restricted Stock Plan, As amended through March 22, 2007. Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report for the period ended March 31, 2007, filed on Form 10-Q.

10.53
Amended and Restated Credit Agreement for $750 million line of credit dated as of May 8, 2007 among Nelnet, Inc., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, Citibank, N.A., individually and as Syndication Agent, and various lender parties thereto, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 10, 2007 and incorporated herein by reference.

10.54	+	Nelnet, Inc. Restricted Stock Plan, as amended through May 24, 2007, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 31, 2007 and incorporated herein by reference.

10.55
Real Estate Purchase Agreement dated as of October 31, 2007 between Union Bank and Trust Company and First National Life of the USA, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 2, 2007 and incorporated herein by reference.

10.56	+
Employment Agreement, dated as of June 10, 2005, between FACTS Management Co. and Timothy A. Tewes. Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report for the period ended March 31, 2008, filed on Form 10-Q.

10.57	+
Non-competition Agreement, dated as of June 10, 2005, between FACTS Management Co. and Timothy A. Tewes. Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report for the period ended March 31, 2008, filed on Form 10-Q.

10.58	+
First Amendment to Employment Agreement, dated November 22, 2006, between FACTS Management Co. and Timothy A. Tewes. Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report for the period ended March 31, 2008, filed on Form 10-Q.

10.59	+
Separation Agreement, dated as of December 13, 2007, by and between David Bottegal and Nelnet, Inc. Incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report for the period ended March 31, 2008, filed on Form 10-Q.

10.60	+
Employment Agreement, dated as of October 31, 2007, by and between John R. Kline and National Education Loan Network, Inc. or its designated affiliated company. Incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report for the period ended March 31, 2008, filed on Form 10-Q.

10.61	+
Nelnet, Inc. Directors Stock Compensation Plan, as amended through April 18, 2008, filed as Exhibit 99.1 to Nelnet, Inc.’s Registration Statement on Form S-8 filed on June 27, 2008 and incorporated herein by reference.

10.62
Seventh Amendment of Amended and Restated Participation Agreement, dated as of July 1, 2008, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report for the period ended June 30, 2008, filed on Form 10-Q.

10.63
Fourth Amendment of Amended and Restated Participation Agreement, dated as of August 1, 2005, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report for the period ended September 30, 2008, filed on Form 10-Q.

10.64
Fifth Amendment of Amended and Restated Participation Agreement, dated as of November 1, 2005, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report for the period ended September 30, 2008, filed on Form 10-Q.

10.65
Sixth Amendment of Amended and Restated Participation Agreement, dated as of December 12, 2005, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report for the period ended September 30, 2008, filed on Form 10-Q.

10.66
Master Participation Agreement, dated as of August 14, 2008, by and between the United States Department of Education and Nelnet, Inc. Incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report for the period ended September 30, 2008, filed on Form 10-Q.

10.67
Master Loan Sale Agreement, dated as of August 14, 2008, by and between the United States Department of Education and Nelnet, Inc. Incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report for the period ended September 30, 2008, filed on Form 10-Q.

Exhibit No.		Description
10.68	+
Separation Agreement, dated as of July 21, 2008, by and between Matthew D. Hall and Nelnet, Inc. Incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report for the period ended September 30, 2008, filed on Form 10-Q.

10.69	*
Eighth Amendment of Amended and Restated Participation Agreement, dated as of December 24, 2008, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.).

10.70	+*	Separation Agreement, dated as of August 4, 2008, by and between Raymond J. Ciarvella and Nelnet, Inc.

10.71	*
Loan Purchase Agreement, dated as of November 25, 2008, by and between Nelnet Education Loan Funding, Inc., f/k/a NEBHELP, INC., a Nebraska corporation, acting, where applicable, by and through Wells Fargo Bank, National Association, not individually but as Eligible Lender Trustee for the Seller under the Warehouse Agreement or Eligible Lender Trust Agreement, and Union Bank and Trust Company, a Nebraska state bank and trust company, acting in its individual capacity and as trustee.

10.72	*	Loan Servicing Agreement, dated as of November 25, 2008, by and between Nelnet, Inc. and Union Bank and Trust Company.

10.73	*
Assurance Commitment Agreement, dated as of November 25, 2008, by and among Jay L. Dunlap, individually, Angie Muhleisen, individually, and Michael S. Dunlap, individually, Nelnet, Inc., Union Bank and Trust Company, and Farmers & Merchants Investment Inc.

12.1	*	Computation of Ratio of Earnings to Fixed Charges.

21.1	*	Subsidiaries of Nelnet, Inc.

23.1	*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.

31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

32*	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

+	Indicates a management contract or compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 2, 2009

NELNET, INC.
By:	/s/ MICHAEL S. DUNLAP
	Name:	Michael S. Dunlap
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ MICHAEL S. DUNLAP Michael S. Dunlap	Chairman and Chief Executive Officer (Principal Executive Officer)	March 2, 2009

/s/ TERRY J. HEIMES Terry J. Heimes	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2009

/s/ STEPHEN F. BUTTERFIELD Stephen F. Butterfield	Vice Chairman	March 2, 2009

/s/ JAMES P. ABEL James P. Abel	Director	March 2, 2009

/s/ KATHLEEN A. FARRELL Kathleen A. Farrell	Director	March 2, 2009

/s/ THOMAS E. HENNING Thomas E. Henning	Director	March 2, 2009

/s/ BRIAN J. O’CONNOR Brian J. O’Connor	Director	March 2, 2009

/s/ KIMBERLY K. RATH Kimberly K. Rath	Director	March 2, 2009

/s/ MICHAEL D. REARDON Michael D. Reardon	Director	March 2, 2009

/s/ JAMES H. VANHORN James H. VanHorn	Director	March 2, 2009

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Nelnet, Inc.:
We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nelnet, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nelnet, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Lincoln, Nebraska
March 2, 2009

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
	(Dollars in thousands, except share data)
Assets:
Student loans receivable (net of allowance for loan losses of $50,922 in 2008 and $45,592 in 2007)	$25,413,008	26,736,122
Cash and cash equivalents:
Cash and cash equivalents — not held at a related party	13,129	38,305
Cash and cash equivalents — held at a related party	176,718	73,441

Total cash and cash equivalents	189,847	111,746
Restricted cash and investments	997,272	927,247
Restricted cash — due to customers	160,985	81,845
Accrued interest receivable	471,878	593,322
Accounts receivable (net of allowance for doubtful accounts of $1,005 in 2008 and $947 in 2007)	42,088	49,084
Goodwill	175,178	164,695
Intangible assets, net	77,054	112,830
Property and equipment, net	38,747	55,797
Other assets	113,666	107,624
Fair value of derivative instruments	175,174	222,471

Total assets	$27,854,897	29,162,783

Liabilities:
Bonds and notes payable	$26,787,959	28,115,829
Accrued interest payable	81,576	129,446
Other liabilities	179,336	220,899
Due to customers	160,985	81,845
Fair value of derivative instruments	1,815	5,885

Total liabilities	27,211,671	28,553,904

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding Common stock:	—	—
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 37,794,067 shares in 2008 and 37,980,617 shares in 2007	378	380
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,495,377 shares in 2008 and 2007	115	115
Additional paid-in capital	103,762	96,185
Retained earnings	540,521	515,317
Employee notes receivable	(1,550)	(3,118)

Total shareholders’ equity	643,226	608,879

Commitments and contingencies

Total liabilities and shareholders’ equity	$27,854,897	29,162,783

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$1,176,383	1,667,057	1,455,715
Investment interest	37,998	80,219	93,918

Total interest income	1,214,381	1,747,276	1,549,633

Interest expense:
Interest on bonds and notes payable	1,026,489	1,502,662	1,241,174

Net interest income	187,892	244,614	308,459
Less provision for loan losses	25,000	28,178	15,308

Net interest income after provision for loan losses	162,892	216,436	293,151

Other income:
Loan and guaranty servicing income	104,176	128,069	121,593
Other fee-based income	178,699	160,888	102,318
Software services income	19,757	22,669	15,890
Other income	4,760	15,612	7,232
Gain (loss) on sale of loans	(51,414)	3,597	16,133
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	66,484	45,483	(7,643)

Total other income	322,462	376,318	255,523

Operating expenses:
Salaries and benefits	183,393	236,631	214,676
Other operating expenses:
Advertising and marketing	68,596	59,378	39,198
Depreciation and amortization	43,669	47,451	39,436
Professional and other services	35,553	40,102	25,993
Occupancy and communications	19,215	25,395	20,827
Impairment expense	18,834	49,504	21,488
Postage and distribution	12,384	17,371	21,505
Trustee and other debt related fees	10,408	11,450	11,802
Other	48,562	48,327	51,354

Total other operating expenses	257,221	298,978	231,603

Total operating expenses	440,614	535,609	446,279

Income before income taxes and minority interest	44,740	57,145	102,395
Income tax expense	17,896	21,716	36,237

Income before minority interest	26,844	35,429	66,158
Minority interest in subsidiary income	—	—	(242)

Income from continuing operations	26,844	35,429	65,916
Income (loss) from discontinued operations, net of tax	1,818	(2,575)	2,239

Net income	$28,662	32,854	68,155

Earnings per share, basic and diluted:

Income from continuing operations	$0.54	0.71	1.23

Income (loss) from discontinued operations, net of tax	0.04	(0.05)	0.04

Net income	$0.58	0.66	1.27

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2008, 2007, and 2006

										Accumulated
	Preferred				Class A	Class B	Additional		Employee	other	Total
	stock	Common stock shares		Preferred	common	common	paid-in	Retained	notes	comprehensive	shareholders’
	shares	Class A	Class B	stock	stock	stock	capital	earnings	receivable	income	equity
	(Dollars in thousands, except share data)
Balance as of December 31, 2005	—	40,040,841	13,962,954	$—	400	140	220,346	428,186	—	420	649,492

Comprehensive income:
Net income	—	—	—	—	—	—	—	68,155	—	—	68,155
Other comprehensive income related to foreign currency translation	—	—	—	—	—	—	—	—	—	(98)	(98)

Total comprehensive income											68,057
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	—	—	—	—	(191)	(191)
Issuance of common stock, net of forfeitures	—	477,386	—	—	4	—	17,517	—	—	—	17,521
Compensation expense for stock based awards	—	—	—	—	—	—	2,185	—	—	—	2,185
Repurchase of common stock	—	(1,940,200)	—	—	(19)	—	(62,370)	—	—	—	(62,389)
Conversion of common stock	—	457,142	(457,142)	—	5	(5)	—	—	—	—	—
Loans to employees for purchases of common stock	—	—	—	—	—	—	—	—	(2,825)	—	(2,825)

Balance as of December 31, 2006	—	39,035,169	13,505,812	—	390	135	177,678	496,341	(2,825)	131	671,850

Comprehensive income:
Net income	—	—	—	—	—	—	—	32,854	—	—	32,854
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	—	—	(322)	(322)
Non-pension post retirement benefit plan	—	—	—	—	—	—	—	—	—	191	191

Total comprehensive income											32,723
Cash dividend on Class A and Class B common stock — $0.28 per share	—	—	—	—	—	—	—	(13,817)	—	—	(13,817)
Adjustment to adopt provisions of FASB Interpretation No. 48	—	—	—	—	—	—	—	(61)	—	—	(61)
Reserve for uncertain income tax positions	—	—	—	—	—	—	2,519	—	—	—	2,519
Issuance of common stock, net of forfeitures	—	781,561	—	—	8	—	5,698	—	(725)	—	4,981
Compensation expense for stock based awards	—	—	—	—	—	—	4,810	—	—	—	4,810
Repurchase of common stock	—	(3,372,122)	—	—	(33)	—	(82,018)	—	—	—	(82,051)
Conversion of common stock	—	2,010,435	(2,010,435)	—	20	(20)	—	—	—	—	—
Acquisition of enterprise under common control	—	(474,426)	—	—	(5)	—	(12,502)	—	—	—	(12,507)
Payments received on employee stock loans	—	—	—	—	—	—	—	—	432	—	432

Balance as of December 31, 2007	—	37,980,617	11,495,377	—	380	115	96,185	515,317	(3,118)	—	608,879

Comprehensive income:
Net income	—	—	—	—	—	—	—	28,662	—	—	28,662
Cash dividend on Class A and Class B common stock — $0.07 per share	—	—	—	—	—	—	—	(3,458)	—	—	(3,458)
Issuance of common stock, net of forfeitures	—	201,654	—	—	2	—	3,826	—	—	—	3,828
Compensation expense for stock based awards	—	—	—	—	—	—	5,283	—	—	—	5,283
Repurchase of common stock	—	(388,204)	—	—	(4)	—	(1,532)	—	—	—	(1,536)
Reduction of employee notes receivable	—	—	—	—	—	—	—	—	1,568	—	1,568

Balance at December 31, 2008	—	37,794,067	11,495,377	$—	378	115	103,762	540,521	(1,550)	—	643,226

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
	(Dollars in thousands)
Net income	$28,662	32,854	68,155
Income (loss) from discontinued operations	1,818	(2,575)	2,239

Income from continuing operations	26,844	35,429	65,916
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization, including loan premiums and deferred origination costs	141,605	261,385	167,185
Derivative market value adjustment	38,576	(139,146)	(43,908)
Foreign currency transaction adjustment	(52,886)	108,712	70,374
Change in value of put options issued in business acquisitions	3,483	3,628	4,640
Proceeds from termination of derivative instruments	20,368	50,843	—
Proceeds from sale of floor contracts	—	—	8,580
Payments to terminate derivative instruments	(16,367)	(8,100)	—
Impairment expense	18,834	49,504	21,488
Loss on sale of business	—	8,291	—
Gain on sale of equity method investment	—	(3,942)	—
Loss (gain) on sale of student loans	51,414	(3,087)	(15,886)
Non-cash compensation expense	7,320	6,686	2,495
Deferred income tax benefit	(9,468)	(24,979)	(7,012)
Provision for loan losses	25,000	28,178	15,308
Other non-cash items	1,788	(2,643)	(56)
Decrease (increase) in accrued interest receivable	121,444	(89,924)	(108,735)
Decrease (increase) in accounts receivable	6,996	(6,659)	(12,276)
Decrease (increase) in other assets	1,608	(5,324)	8,779
(Decrease) increase in accrued interest payable	(47,870)	9,235	25,930
(Decrease) increase in other liabilities	(17,581)	(1,310)	5,678

Net cash flows from operating activities — continuing operations	321,103	276,777	208,500
Net cash flows from operating activities — discontinued operations	—	(3,717)	6,742

Net cash provided by operating activities	321,103	273,060	215,242

Cash flows from investing activities, net of business acquisitions:
Originations, purchases, and consolidations of student loans, including loan premiums and deferred origination costs	(2,685,876)	(5,042,378)	(6,276,416)
Purchases of student loans, including loan premiums, from a related party	(212,888)	(260,985)	(588,564)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	2,247,031	2,122,033	2,446,126
Proceeds from sale of student loans	1,807,813	118,649	782,124
Purchases of property and equipment, net	(5,141)	(20,061)	(41,815)
(Increase) decrease in restricted cash and investments, net	(70,025)	590,604	(128,802)
Purchases of equity method investments	(2,988)	—	—
Distributions from equity method investments	—	747	149
Sale of business, net of cash sold	—	14,497	—
Business acquisitions, net of cash acquired	(18,000)	(1,773)	(100,531)
Proceeds from sale of equity method investment	—	10,000	—

Net cash flows from investing activities — continuing operations	1,059,926	(2,468,667)	(3,907,729)
Net cash flows from investing activities — discontinued operations	—	(294)	(10,130)

Net cash provided by (used in) investing activities	1,059,926	(2,468,961)	(3,917,859)

Cash flows from financing activities:
Payments on bonds and notes payable	(6,879,826)	(5,750,423)	(5,040,778)
Proceeds from issuance of bonds and notes payable	5,640,865	8,121,833	8,721,060
(Payments) proceeds from issuance of notes payable due to a related party, net	(35,772)	(50,796)	108,089
Payments of debt issuance costs	(14,886)	(15,160)	(19,907)
Dividends paid	(3,458)	(13,817)	—
Payment on settlement of put option	(9,600)	(15,875)	—
Proceeds from issuance of common stock	710	1,467	1,645
Repurchases of common stock	(1,536)	(76,648)	(62,389)
Payments received on employee stock notes receivable	575	432	—
Loans to employees for purchases of common stock	—	—	(2,825)

Net cash flows from financing activities — continuing operations	(1,302,928)	2,201,013	3,704,895
Net cash flows from financing activities — discontinued operations	—	—	—

Net cash provided by (used in) financing activities	(1,302,928)	2,201,013	3,704,895

Effect of exchange rate fluctuations on cash	—	548	158

Net increase in cash and cash equivalents	78,101	5,660	2,436

Cash and cash equivalents, beginning of year	111,746	106,086	103,650

Cash and cash equivalents, end of year	$189,847	111,746	106,086

Supplemental disclosures of cash flow information:
Interest paid	$1,056,640	1,369,287	1,160,482

Income taxes paid, net of refunds	$24,058	36,999	51,834

Supplemental disclosures of noncash financing activities:
Notes payable assumed in connection with acquisition of entities under common control (2007) and purchase of property (2006)	$—	14,110	5,134

Common stock issued in consideration for notes receivable	$—	725	—

Supplemental disclosures of noncash operating, investing, and financing activities regarding the Company’s business acquisitions are contained in note 5.
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, unless otherwise noted)
1. Description of Business
Nelnet, Inc. and its subsidiaries (“Nelnet” or the “Company”) is an education planning and financing company focused on providing quality products and services to students, families, schools, and financial institutions nationwide. Built through a focus on long term organic growth and further enhanced by strategic acquisitions, the Company earns its revenues from fee-based revenues related to its diversified education finance and service operations and from net interest income on its portfolio of student loans.
The Company offers a broad range of pre-college, in-college, and post-college products and services that help students and families plan and pay for their education and plan their careers. The Company’s products and services are designed to simplify the education planning and financing process and provide value to customers throughout the education life cycle.
In recent years, the Company’s acquisitions have enhanced its position as a vertically-integrated industry leader. Management believes these acquisitions continue to allow the Company to expand products and services delivered to customers and further diversify revenue and asset generation streams.
The Company has five operating segments as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), as follows: Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services, Software and Technical Services, and Asset Generation and Management. See note 21 for additional information on the Company’s segment reporting.
Fee-Based Operating Segments
Student Loan and Guaranty Servicing
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
Tuition Payment Processing and Campus Commerce
The Company’s Tuition Payment Processing and Campus Commerce operating segment provides products and services to help institutions and education-seeking families manage the payment of education costs during the pre-college and college stages of the education life cycle. The Company provides actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services to K-12 and higher educational institutions, families, and students. In addition, the Company provides financial needs analysis for students applying for aid in private and parochial K-12 schools.
Enrollment Services
The Company’s Enrollment Services segment offers products and services that are focused on helping (i) students plan and prepare for life after high school (content management) and (ii) colleges recruit and retain students (lead generation). Content management products and services include test preparation study guides and online courses, admissions consulting, licensing of scholarship data, essay and resume editing services, and call center services. Lead generation products and services include vendor lead management services, pay per click marketing management, email marketing, admissions lead generation, and list marketing services.
Software and Technical Services
The Company’s Software and Technical Services operating segment develops student loan servicing software, which is used internally by the Company and also licensed to third-party student loan holders and servicers. This segment also provides information technology products and services, with core areas of business in educational loan software solutions, business intelligence, technical consulting services, and Enterprise Content Management (“ECM”) solutions.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Asset Generation and Management Operating Segment
The Asset Generation and Management segment includes the acquisition, management, and ownership of the Company’s student loan assets. This operating segment is the Company’s largest product and service offering and has historically driven the majority of the Company’s earnings. The Company owns a large portfolio of student loan assets through a series of education lending subsidiaries. The Company obtains loans through direct origination or through acquisition of loans. The education lending subsidiaries primarily invest in student loans, through an eligible lender trustee, made under Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”). Certain subsidiaries also invest in non-federally insured student loans.
Student loans beneficially owned by the education lending subsidiaries include those originated under the FFEL Program, including the Stafford Loan Program, the PLUS Loan program, the Supplemental Loans for Students (“SLS”) program, and loans that consolidate certain borrower obligations (“Consolidation”). Title to the student loans is held by eligible lender trustees under the Higher Education Act for the benefit of the education lending subsidiaries. The financed eligible loan borrowers are geographically located throughout the United States. The bonds and notes outstanding are payable primarily from interest and principal payments on the student loans, as specified in the resolutions authorizing the sale of the bonds and notes.
2. Discontinued Operations
On May 25, 2007, the Company sold EDULINX Canada Corporation (“EDULINX”), a Canadian student loan service provider and a subsidiary of the Company, for initial proceeds of $19.0 million. The Company recognized an initial net loss of $8.3 million related to this transaction. During 2008, the Company earned $2.0 million in additional consideration as a result of the sale of EDULINX. This payment represented contingent consideration earned by the Company based on EDULINX meeting certain performance measures. As a result of the sale of EDULINX, the results of operations for EDULINX, including the contingent payment earned in 2008, are reported as discontinued operations in the accompanying consolidated statements of income.
The components of income (loss) from discontinued operations are presented below.

	2008	2007	2006

Operating income of discontinued operations	$—	9,278	4,474
Income tax on operations	—	(3,562)	(2,235)
Gain (loss) on disposal	1,966	(8,316)	—
Income tax on disposal	(148)	25	—

Income (loss) from discontinued operations, net of tax	$1,818	(2,575)	2,239

The following operations of EDULINX have been segregated from continuing operations and reported as discontinued operations through the date of disposition. Interest expense was not allocated to EDULINX and, therefore, all of the Company’s interest expense is included within continuing operations.

	2007	2006

Net interest income	$124	232
Other income	31,511	68,966
Operating expenses	(22,357)	(55,122)
Impairment expense	—	(9,602)

Income before income taxes	9,278	4,474
Income tax expense	3,562	2,235

Operating income of discontinued operations, net of tax	$5,716	2,239

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
Student Loans Receivable
Investments in student loans, including unamortized premiums and deferred origination costs, are recorded at amortized cost, net of the allowance for loan losses. Student loans consist of federally insured student loans, non-federally insured student loans, and student loan participations. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and, therefore, carried at amortized cost. Any loans held for sale are carried at the lower of cost or fair value. As of December 31, 2008, 2007, and 2006, no loans were held for sale.
Federally insured loans may be made under the FFEL Program by certain lenders as defined by the Higher Education Act. These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Higher Education Act by an authorized guaranty agency, which has a contract of reinsurance with the Department. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 30 years. Interest rates on loans may be fixed or variable, dependent upon type, terms of loan agreements, and date of origination. Interest rates on loans currently range from 2.9% to 12.0% (the weighted average rate was 5.1% and 5.5% as of December 31, 2008 and 2007, respectively). For FFELP loans, the education lending subsidiaries have entered into trust agreements in which unrelated financial institutions serve as the eligible lender trustees. As eligible lender trustees, the financial institutions act as the eligible lender in acquiring certain eligible student loans as an accommodation to the subsidiaries, which hold beneficial interests in the student loan assets as the beneficiaries of such trusts.
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
Restricted Cash and Investments
The Company’s restricted investments are held by trustees in various accounts subject to use restrictions imposed by the trust indenture and consist of guaranteed investment contracts, which are classified as held-to-maturity. Due to the characteristics of the investments, there is no available or active market for this type of financial instrument. These investments are purchased at par value, which equals their cost as of December 31, 2008 and 2007. All restricted cash and investments held by the trustees are included on the consolidated balance sheets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Restricted Cash — Due to Customers
As a servicer of student loans, the Company collects student loan remittances and subsequently disburses these remittances to the appropriate lending entities. In addition, the Company requests funding from lenders and subsequently disburses loan funds to borrowers and schools on behalf of borrowers. The Company also collects tuition payments and subsequently remits these payments to the appropriate schools. Cash collected for customers and the related liability are included in the accompanying consolidated balance sheets. Interest income earned, net of service charges, by the Company on this cash for the years ended December 31, 2008, 2007, and 2006 was $2.7 million, $8.7 million, and $11.5 million, respectively.
Accounts Receivable
Accounts receivable are presented at their net realizable values, which includes allowances for doubtful accounts. Allowance estimates are based upon individual customer experience, as well as age of receivables and likelihood of collection.
Equity Method Investment
On September 28, 2007, the Company sold its 50% membership interests in Premiere Credit of North America, LLC (“Premiere”) for initial proceeds of $10.0 million. Premiere is a collection services company that specializes in collection of education-related debt. The Company recognized an initial gain on the sale of Premiere of $3.9 million which is included in “other income” in the accompanying consolidated statements of income. In January 2009, the Company earned $3.5 million in additional consideration as a result of the sale of Premiere. This payment represented contingent consideration that was owed to the Company if Premiere was awarded a collections contract as defined in the purchase agreement. The $3.5 million of contingent consideration will be recognized by the Company in the first quarter of 2009.
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
Software Developed or Obtained for Internal-Use
Direct development costs associated with internal-use software are capitalized, including external direct costs of services and internal payroll costs for employees devoting time to the software projects. These costs are included in property and equipment and are amortized over the expected future period of benefit beginning when the asset is placed into service. During the years ended December 31, 2008, 2007, and 2006, the Company capitalized $0.5 million, $8.9 million, and $11.7 million, respectively, in costs related to internal-use software development. Amortization of internal-use software was $4.3 million, $4.1 million, and $1.3 million during the years ended December 31, 2008, 2007, and 2006, respectively.
Other Assets
Other assets are recorded at cost or amortized cost and consist primarily of prepaid expenses, database development costs, and debt issuance costs. Debt issuance costs are amortized using the effective interest method.
Revenue Recognition
Loan Interest Income — Loan interest is paid by the Department or the borrower, depending on the status of the loan at the time of the accrual. In addition, the Department makes quarterly interest subsidy payments on certain qualified FFELP loans until the student is required under the provisions of the Higher Education Act to begin repayment. Borrower repayment of FFELP loans normally begins within six months after completion of the loan holder’s course of study, leaving school, or ceasing to carry at least one-half the normal full-time academic load, as determined by the educational institution. Borrower repayment of PLUS and Consolidation loans normally begins within 60 days from the date of loan disbursement. Borrower repayment of non-federally insured loans typically begins six months following a borrower’s graduation from a qualified institution and the interest is either paid by the borrower or capitalized annually or at repayment.
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
Loan and Guaranty Servicing Income — Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value or number of loans serviced for each customer. Guaranty servicing fees are calculated based on the number of loans serviced, volume of loans serviced, or amounts collected. Revenue is recognized when earned pursuant to applicable agreements, and when ultimate collection is assured.
Other Fee-Based Income — Other fee-based income primarily consists of the following items:
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

•	Multiple deliverable arrangements — Revenue from multiple deliverable arrangements is recognized separately for separate units of accounting based on the units’ relative fair value.
Software Services — Software services income is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products. The Company accounts for software revenues in accordance with the AICPA’s Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”). SOP 97-2 provides guidance on when and in what amounts income should be recognized for licensing, selling, leasing, or otherwise marketing computer software. Income for contracts with customers that does not require significant production, modification, or customization of software is recognized when all the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, vendors fee is fixed and determinable, and collectability is probable. Income paid on maintenance and enhancement agreements for services to be performed in subsequent periods is deferred and recognized in income over the life of the agreements. Computer and software consulting services are recognized over the period in which services are provided to customers.
Derivative Accounting
The Company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 133”). SFAS No. 133 requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. The Company determines the fair value for its derivative contracts using either (i) pricing models that consider current market conditions and the contractual terms of the derivative contract or (ii) counterparty valuations. These factors include interest rates, time value, forward interest rate curve, and volatility factors, as well as foreign exchange rates. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133. Accordingly, changes in the fair value of derivative instruments are reported in current period earnings. Net settlements on derivatives are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of income.

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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Income tax expense includes deferred tax expense, which represents the net change in the deferred tax asset or liability balance during the year, plus any change made in the valuation allowance, and current tax expense, which represents the amount of tax currently payable to or receivable from a tax authority plus amounts for expected tax deficiencies (including both tax and interest).
4. Restructuring Charges
Legislative Impact
On September 6, 2007, the Company announced a strategic initiative to create efficiencies and lower costs in advance of the enactment of the College Cost Reduction Act, which impacted FFEL Program in which the Company participates. In anticipation of the federally driven cuts to the student loan programs, management initiated a variety of strategies to modify the Company’s student loan business model, including lowering the cost of student loan acquisition, creating efficiencies in the Company’s asset generation business, and decreasing operating expenses through a reduction in workforce and realignment of operating facilities. These strategies resulted in the net reduction of approximately 400 positions in the Company’s overall work force. In addition, the Company simplified its operating structure to leverage its larger facilities and technology by closing five small origination offices and downsizing its presence in Indianapolis. Implementation of the plan began immediately and was completed as of December 31, 2007. As a result of these strategic decisions, the Company recorded a restructuring charge of $20.3 million in 2007 and income of $0.2 million in 2008 to recognize adjustments from initial estimates.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Selected information relating to the restructuring charge and accrual follows:

	Employee				Write-down
	termination		Lease		of property
	benefits		terminations		and equipment		Total

Restructuring costs recognized in 2007	$6,315	(a)	3,916	(b)	10,060	(c)	20,291

Write-down of assets to net realizable value	—		—		(10,060)		(10,060)

Adjustment from initial estimate of charges	(134)	(a)	(16)	(b)	—		(150)

Cash payments	(4,988)		(218)		—		(5,206)

Restructuring accrual as of December 31, 2007	1,193		3,682		—		4,875

Adjustment from initial estimate of charges	(191)	(a)	—		—		(191)

Cash payments	(1,002)		(791)		—		(1,793)

Restructuring accrual as of December 31, 2008	$—		2,891		—		2,891

(a)	Employee termination benefits are included in “salaries and benefits” in the consolidated statements of income.

(b)	Lease termination costs are included in “occupancy and communications” in the consolidated statements of income.

(c)	Costs related to the write-down of assets are included in “impairment expense” in the consolidated statements of income.
Selected information relating to the restructuring charge by operating segment and Corporate Activity overhead follows:

	Restructuring		Adjustment			Adjustment
	costs	Write-down of	from initial		Restructuring	from initial		Restructuring
	recognized	assets to net	estimate of	Cash	accrual as of	estimate of	Cash	accrual as of
Operating segment	in 2007	realizable value	charges	payments	December 31, 2007	charges	payments	December 31, 2008

Student Loan and Guaranty Servicing	$1,840	—	(95)	(1,276)	469	(72)	(397)	—

Tuition Payment Processing and Campus Commerce	—	—	—	—	—	—	—	—

Enrollment Services	929	—	—	(848)	81	(15)	(34)	32

Software and Technical Services	58	—	—	(58)	—	—	—	—

Asset Generation and Management	2,654	(248)	(25)	(2,003)	378	(40)	(330)	8

Corporate Activity and Overhead	14,810	(9,812)	(30)	(1,021)	3,947	(64)	(1,032)	2,851

	$20,291	(10,060)	(150)	(5,206)	4,875	(191)	(1,793)	2,891

Capital Markets Impact
On January 23, 2008, the Company announced a plan to further reduce operating expenses related to its student loan origination and related businesses as a result of ongoing disruptions in the credit markets. Management developed a restructuring plan related to its asset generation and supporting businesses which reduced marketing, sales, service, and related support costs through a reduction in workforce of approximately 300 positions and realignment of certain operating facilities. Implementation of the plan began immediately and was completed as of June 30, 2008. As a result of these strategic decisions, the Company recorded a restructuring charge of $26.1 million in 2008.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Selected information relating to the restructuring charge and accrual follows:

	Employee
	termination		Lease		Write-down
	benefits		terminations		of assets		Total

Restructuring costs recognized in 2008	$5,865	(a)	1,398	(b)	18,834	(c)	26,097

Write-down of assets to net realizable value	—		—		(18,834)		(18,834)

Cash payments	(5,865)		(809)		—		(6,674)

Restructuring accrual as of December 31, 2008	$—		589		—		589

(a)	Employee termination benefits are included in “salaries and benefits” in the consolidated statements of income.

(b)	Lease termination costs are included in “occupancy and communications” in the consolidated statements of income.

(c)	Costs related to the write-down of assets are included in “impairment expense” in the consolidated statements of income.
Selected information relating to the restructuring charge by operating segment and Corporate Activity and Overhead follows:

	Restructuring
	costs	Write-down of		Restructuring
	recognized	assets to net	Cash	accrual as of
Operating segment	in 2008	realizable value	payments	December 31, 2008

Student Loan and Guaranty Servicing	$5,906	(5,074)	(786)	46

Tuition Payment Processing and Campus Commerce	—	—	—	—

Enrollment Services	297	—	(310)	(13)

Software and Technical Services	510	—	(511)	(1)

Asset Generation and Management	11,235	(9,351)	(1,878)	6

Corporate Activity and Overhead	8,149	(4,409)	(3,189)	551

	$26,097	(18,834)	(6,674)	589

5. Business and Certain Asset Acquisitions
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
infiNET Integrated Solutions, Inc. (“infiNET”)
On April 20, 2004, the Company purchased 50% of the stock of infiNET for $4.9 million. On February 17, 2006, the Company purchased the remaining 50% of the stock of infiNET. infiNET provides software for customer-focused electronic transactions, information sharing, and electronic account and bill presentment for colleges and universities. Consideration for the purchase of the remaining 50% of the stock of infiNET was $9.5 million in cash and 95,380 restricted shares of the Company’s Class A common stock. Under the terms of the purchase agreement, the 95,380 shares of Class A common stock issued in the acquisition are subject to stock price guaranty provisions whereby if on or about February 28, 2011 the average market trading price of the Class A common stock is less than $104.8375 per share and has not exceeded that price for any 25 consecutive trading days during the 5-year period from the closing of the acquisition to February 28, 2011, then the Company must pay additional cash to the sellers of infiNET for each share of Class A common stock issued in an amount representing the difference between

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
$104.8375 less the greater of $41.9335 or the gross sales price such seller obtained from a sale of the shares occurring subsequent to February 28, 2011 as defined in the agreement. Based on the closing price of the Company’s Class A common stock as of December 31, 2008 of $14.33 per share, the Company’s obligation under this stock price guarantee would have been approximately $6.0 million (($104.8375-$41.9335) x 95,380 shares). Any payment on the guaranty is reduced by the aggregate of any dividends or other distributions made by the Company to the sellers. In connection with the acquisition, the Company entered into employment agreements with two of the infiNET sellers, in which the guaranteed value related to the shares of Class A common stock issued is dependent on their continued employment with the Company. Accordingly, the guaranteed value associated with the shares of Class A common stock of $5.7 million issued to these employees was recorded as unearned compensation included in additional paid-in capital in the accompanying consolidated balance sheet and is being recognized by the Company as compensation expense over the three-year term of the employment agreements. The expense recognized was $1.9  million, $1.9  million, and $1.7  million in 2008, 2007, and 2006, respectively. The total purchase price recorded by the Company to acquire the remaining interest in infiNET was $13.8 million, which represents the $9.5 million in cash and $4.3 million attributable to the guaranteed value of the shares of Class A common stock issued to the infiNET shareholders other than the two shareholders who entered into employment agreements with the Company. Any cash paid by the Company in consideration of satisfying the guaranteed value of stock issued for this acquisition would be recorded by the Company as a reduction to additional paid-in capital.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Student Marketing Group, Inc. (“SMG”) and National Honor Roll, L.L.C. (“NHR”)
On March 29, 2005, the Company purchased 100% of the capital stock of SMG and 100% of the membership interests of NHR. The initial consideration paid by the Company was $27.1 million, including $0.1 million of direct acquisition costs. SMG and NHR were entities owned under common control. SMG is a full service direct marketing agency providing a wide range of products and services to help businesses reach the middle school, high school, college bound high school, college, and young adult marketplace. In addition, SMG provides marketing services and college bound student lists to college and university admissions offices nationwide. NHR recognizes middle and high school students for exceptional academic success by providing publication in the National Honor Roll Commemorative Edition, scholarships, a college admissions notification service, and notices to local newspapers and elected officials. In addition to the initial purchase price, additional payments were paid by the Company based on the operating results of SMG and NHR as defined in the purchase agreement. In 2007 and 2008, the Company paid additional consideration of $6.0 million and $18.0 million, respectively. These payments satisfy all of the Company’s obligations related to the contingencies per the terms of the agreement. Including the contingency payments, total consideration paid by the Company for the acquisition of SMG and NHR was $51.1 million.
The acquisitions of SMG and NHR were accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from March 1, 2005, the effective date of the acquisitions.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, and includes the additional consideration paid in 2007 and 2008 as a result of the contingency payments:

Cash and cash equivalents	$157
Accounts receivable	1,212
Intangible assets	13,111
Property and equipment	545
Other assets	4,891
Excess cost over fair value of net assets acquired (goodwill)	34,150
Other liabilities	(2,991)

Total purchase price	$51,075

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
The $34.2 million of goodwill was assigned to the Enrollment Services operating segment and is expected to be deductible for tax purposes.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
As further discussed in note 10, in July 2007, the Company paid $15.9 million to redeem 238,237 shares of the Company’s Class A common stock that were subject to this put option. The decrease in the fair value of the put option of $0.3 million during 2007 (until settled in July) and increase of $3.3 million in 2006 (from the date of acquisition) is included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the accompanying consolidated statements of income.
This acquisition was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from June 1, 2005, the effective date of the acquisition. Minority interest presented by the Company in 2006 reflects the proportionate share of shareholders’ equity and net income attributable to the minority shareholders of FACTS until the Company purchased the remaining 20% of the stock of FACTS in February 2006.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
In addition to the initial purchase price, additional payments were paid by the Company based on the operating results of CUnet. The Company records contingency payments when the applicable contingency is resolved and additional consideration is issued or issuable or the outcome of the contingency is determined beyond a reasonable doubt. In 2007, the Company issued 62,446 restricted shares of its Class A common stock valued at $1.1 million and paid cash of $4.0 million to satisfy all of the Company’s remaining obligations related to the contingencies included in the original purchase agreement. The value of the common shares issued was determined based on the closing market price of the Company’s common shares over the 2-day period before and after the date in which the number of shares to be issued were known as determined per the terms of the purchase agreement. In connection with the acquisition, the Company entered into employment agreements with certain sellers, in which these contingency payments were related to their continued employment with the Company. Accordingly, these contingency payments are recognized by the Company as compensation expense over the remaining term of the employment agreements.
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
The $23.9 million of goodwill was assigned to the Enrollment Services operating segment and is expected to be deductible for tax purposes.
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
The $20.0 million of goodwill was assigned to the Enrollment Services operating segment and is expected to be deductible for tax purposes. In 2007, the Company recognized an impairment on the goodwill recorded from this acquisition. See note 6 for additional information.
6. Intangible Assets and Goodwill
Intangible assets consist of the following:

	Weighted
	average
	remaining
	useful life as of
	December 31,	As of December 31,
	2008	2008	2007
	(months)
Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $29,737 and $20,299, respectively)	106	$50,623	60,061
Trade names (net of accumulated amortization of $5,478 and $1,258, respectively)	43	11,581	1,609
Covenants not to compete (net of accumulated amortization of $14,887 and $11,815, respectively)	19	8,735	15,425
Database and content (net of accumulated amortization of $5,447 and $3,193, respectively)	23	4,033	6,287
Computer software (net of accumulated amortization of $7,441 and $4,898, respectively)	9	1,561	4,189
Student lists (net of accumulated amortization of $7,855 and $5,806, respectively)	2	342	2,391
Other (net of accumulated amortization of $95 and $71, respectively)	86	179	203
Loan origination rights (net of accumulated amortization of $8,180)	—	—	8,473

Total — amortizable intangible assets	80 months	77,054	98,638

Unamortizable intangible assets — trade names		—	14,192

		$77,054	112,830

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
During the first quarter of 2008, management determined that the trade names not subject to amortization have a finite useful life. As such, these assets will be amortized prospectively over their estimated remaining useful lives. In 2008, these assets were reclassed to “amortizable intangible assets — trade names” and are included in the above table.
The Company recorded amortization expense on its intangible assets of $26.2 million, $30.4 million, and $25.1 million, during the years ended December 31, 2008, 2007, and 2006, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of December 31, 2008, the Company estimates it will record amortization expense as follows:

2009	$22,318
2010	15,985
2011	10,031
2012	9,029
2013	6,168
2014 and thereafter	13,523

$77,054

The change in the carrying amount of goodwill by operating segment was as follows:

		Tuition
	Student Loan	Payment		Software	Asset
	and	Processing		and	Generation
	Guaranty	and Campus	Enrollment	Technical	and
	Servicing	Commerce	Services	Services	Management	Total

Balance as of December 31, 2006	$—	57,858	82,416	8,596	42,550	191,420
Goodwill from prior period acquisition allocated during the period	—	228	(15,552)	—	—	(15,324)
Impairment charge	—	—	(11,401)	—	—	(11,401)

Balance as of December 31, 2007	$—	58,086	55,463	8,596	42,550	164,695
Additional contingent consideration paid (a)	—	—	11,150	—	—	11,150
Impairment charge	—	—	—	—	(667)	(667)

Balance as of December 31, 2008	$—	58,086	66,613	8,596	41,883	175,178

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
On September 27, 2007, the President signed into law the College Cost Reduction Act. This legislation contained provision with significant implication for participants in the FFEL Program including reducing special allowance payments received by lenders, increasing origination fees paid by lenders, and eliminating the designation of Exceptional Performer status and the monetary benefit associated with it. As a result of this legislation and the student loan business model modifications the Company implemented as a result of these legislative changes (see note 4), the Company recorded an impairment charge of $39.4 million during 2007. This charge is included in “impairment expense” in the Company’s consolidated statements of income. Information related to the impairment charge follows:

	Operating	Impairment
Asset	segment	charge
Amortizable intangible assets:
Covenants not to compete	Asset Generation and Management	$13,581
Loan origination rights	Asset Generation and Management	11,555

Unamortizable intangible assets — trade names	Asset Generation and Management	2,907

Goodwill	Enrollment Services	11,401

Total impairment charge related to legislative changes		$39,444

The fair value of the intangible assets and reporting unit within the Enrollment Services operating segment were estimated using the expected present value of future cash flows.
As disclosed in note 4, as a result of the disruptions in the debt and secondary markets and the student loan business model modifications the Company implemented due to the disruptions, the Company recorded an impairment charge of $18.8 million during the first quarter of 2008. This charge is included in “impairment expense” in the Company’s consolidated statements of income. Information related to the impairment charge follows:

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
7. Student Loans Receivable
Student loans receivable consisted of the following:

	As of December 31,
	2008	2007

Federally insured loans	$24,787,941	26,054,398
Non-federally insured loans	273,108	274,815

	25,061,049	26,329,213
Unamortized loan premiums and deferred origination costs	402,881	452,501
Allowance for loan losses — federally insured loans	(25,577)	(24,534)
Allowance for loan losses — non-federally insured loans	(25,345)	(21,058)

	$25,413,008	26,736,122

Federally insured allowance as a percentage of ending balance of federally insured loans	0.10%	0.09%
Non-federally insured allowance as a percentage of ending balance of non-federally insured loans	9.28%	7.66%
Total allowance as a percentage of ending balance of total loans	0.20%	0.17%

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The Company has provided for an allowance for loan losses related to its student loan portfolio. Activity in the allowance for loan losses for the years ended December 31, 2008, 2007, and 2006 is shown below:

	2008	2007	2006

Beginning balance	$45,592	26,003	13,390
Provision for loan losses	25,000	28,178	15,308
Loans charged off, net of recoveries	(18,920)	(7,418)	(2,695)
Sale of loans	(750)	(1,171)	—

Ending balance	$50,922	45,592	26,003

On January 19, 2007, the Company entered into a Settlement Agreement with the Department to resolve an audit of the Company’s portfolio of student loans receiving 9.5% special allowance payments. Under the terms of the Settlement Agreement, the Company is permitted to retain the 9.5% special allowance payments that it received from the Department prior to July 1, 2006. In addition, the Settlement Agreement eliminates all 9.5% special allowance payments with respect to the Company’s portfolios of student loans for periods on and after July 1, 2006. As a result of the Settlement Agreement, in December 2006, the Company recognized an impairment charge of $21.7 million related to loan premiums paid on loans acquired in 2005 from the acquisition of LoanSTAR Funding Group, Inc. that were previously considered eligible for 9.5% special allowance payments.
Loan Sales
As part of the Company’s asset management strategy, the Company periodically sells student loan portfolios to third parties. During the years ended December 31, 2008, 2007, and 2006, the Company sold $1.8 billion (par value), $115.3 million (par value), and $748.5 million (par value), respectively, of student loans resulting in the recognition of a loss of $51.4 million in 2008 and gains of $3.6 million and $16.1 million in 2007 and 2006, respectively.
As a result of the disruptions in the debt and secondary markets, the Company sold loan portfolios in 2008 in order to reduce the amount of student loans remaining under the Company’s multi-year committed financing facility for FFELP loans, which reduced the Company’s exposure related to certain equity support provisions included in this facility (see note 8 for additional information related to these equity support provisions).
8. Bonds and Notes Payable
The following tables summarize the Company’s outstanding bonds and notes payable by type of instrument:

	As of December 31, 2008
	Carrying	Interest rate
	amount	range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,509,073	0.75% – 5.02%	09/25/13 – 06/25/41
Bonds and notes based on auction or remarketing (b)	2,713,285	0.00% – 6.00%	11/01/09 – 07/01/43

Total variable-rate bonds and notes	23,222,358

Commercial paper — FFELP facility (c)	1,445,327	1.32% – 2.94%	05/09/10
Commercial paper — private loan facility (c)	95,020	2.49%	03/14/09
Fixed-rate bonds and notes (a)	202,096	5.30% – 6.68%	11/01/09 – 05/01/29
Unsecured fixed rate debt	475,000	5.13% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	691,500	0.98% – 2.41%	05/08/12
Department of Education Participation	622,170	3.37%	09/30/09
Other borrowings	34,488	1.25% – 5.47%	05/22/09 – 11/01/15

	$26,787,959

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

	As of December 31, 2007
	Carrying	Interest rate
	amount	range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$17,508,810	4.73% – 5.78%	09/25/12 – 06/25/41
Bonds and notes based on auction or remarketing	2,905,295	2.96% – 7.25%	11/01/09 – 07/01/43

Total variable-rate bonds and notes	20,414,105

Commercial paper — FFELP facility (c)	6,629,109	5.22% – 5.98%	05/09/10
Commercial paper — private loan facility (c)	226,250	5.58%	03/14/09
Fixed-rate bonds and notes (a)	214,476	5.20% – 6.68%	11/01/09 – 05/01/29
Unsecured fixed rate debt	475,000	5.13% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	80,000	5.40% – 5.53%	05/08/12
Other borrowings	76,889	4.65% – 5.20%	09/28/08 – 11/01/15

	$28,115,829

(a)	Issued in asset-backed securitizations

(b)
As of December 31, 2008, the Company had $115.2 million of bonds based on an auction rate of 0%, due to the Maximum Rate auction provisions in the underlying documents for such financings. The Maximum Rate provisions include multiple components, one of which is based on T-bill rates. The T-bill component calculation for these bonds produced negative rates, which resulted in auction rates of zero percent for the applicable period.

(c)	Loan warehouse facilities
Secured Financing Transactions
The Company has historically relied upon secured financing vehicles as its most significant source of funding for student loans. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. The Company’s rights to cash flow from securitized student loans are subordinate to bondholder interests and may fail to generate any cash flow beyond what is due to bondholders. The Company’s secured financing vehicles are loan warehouse facilities and asset-backed securitizations (as further discussed below).
Most of the bonds and notes payable are primarily secured by the student loans receivable, related accrued interest, and by the amounts on deposit in the accounts established under the respective bond resolutions or financing agreements. The student loan interest margin notes, included in fixed rate bonds and notes in the above tables, are secured by the rights to residual cash flows from certain variable rate bonds and notes and fixed rate notes. Certain variable rate bonds and notes and fixed rate bonds of $1.0 billion and $1.1 billion as of December 31, 2008 and 2007, respectively, are secured by financial guaranty insurance policies or a letter of credit and reimbursement agreement issued by Municipal Bond Investors Assurance Corporation, Ambac Assurance Corporation, and State Street.
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
Loan warehouse facilities
Student loan warehousing has historically allowed the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. The Company has historically relied upon three conduit warehouse loan financing vehicles to support its funding needs on a short term basis: a multi-year committed facility for FFELP loans, a $250.0 million private loan warehouse for non-federally insured student loans, and a single-seller extendible commercial paper conduit for FFELP loans.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
FFELP Warehouse facility
The Company’s multi-year committed facility for FFELP loans terminates in May 2010 and was supported by 364-day liquidity which was scheduled for renewal on May 9, 2008. The Company obtained an extension on this renewal until July 31, 2008. On July 31, 2008, the Company did not renew the liquidity provisions of this facility. Accordingly, as of July 31, 2008, the facility became a term facility with a final maturity date of May 9, 2010. Pursuant to the terms of the agreement, since liquidity was not renewed, the Company’s cost of financing under this facility increased 10 basis points. The agreement also includes provisions which allow the banks to charge a rate equal to LIBOR plus 128.5 basis points if they choose to finance their portion of the facility with sources of funds other than their commercial paper conduit. As of December 31, 2008, $1.4 billion was outstanding under this facility.
The terms and conditions of the Company’s warehouse facility for FFELP loans provides for formula based advance rates based on market conditions. While the Company does not believe that the loan valuation formula is reflective of the actual fair value of its loans, it is subject to compliance with such mark-to-formula provisions of the warehouse facility agreement. As of December 31, 2008, the Company had $280.6 million restricted as a result of equity funding support for this facility.
The Company has utilized its $750.0 million unsecured line of credit to fund equity advances on its warehouse facility. As of December 31, 2008, the Company had $691.5 million outstanding under this line of credit. The unsecured line of credit terminates in May 2012.
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
Private Loan Warehouse Facility
As of December 31, 2008, the Company had $154.2 million of student loans in its private loan warehouse facility and $95.0 million borrowed under the facility. On February 25, 2009, the Company paid all debt outstanding on this facility with operating cash and terminated the facility.
Commercial Paper Warehouse Program
In August 2006, the Company established a $5.0 billion extendable commercial paper warehouse program for FFELP loans, under which it can issue one or more short term extendable secured liquidity notes. As of December 31, 2008, no notes were outstanding under this warehouse program. As a result of the disruption of the credit markets, there is no market for the issuance of notes under this facility. Management believes it is currently unlikely a market will exist in the foreseeable future.
Department of Education’s Loan Participation and Purchase Commitment Programs
In August 2008, the Department implemented the Loan Purchase Commitment Program (the “Purchase Program”) and the Loan Participation Program pursuant to the Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”). Under the Department’s Purchase Program, the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Under the Participation Program, the Department provides interim short term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program must be either refinanced by the lender or sold to the Department pursuant to the Purchase Program prior to its expiration on September 30, 2009. To be eligible for purchase or participation under the Department’s programs, loans were originally limited to FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, with eligible borrower benefits.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the extension of the Participation Program and Purchase Program from September 30, 2009 to September 30, 2010. The Department indicated that loans for the 2008-2009 academic year which are funded under the Department’s Participation Program will need to be refinanced or sold to the Department prior to September 30, 2009. On November 8, 2008, the Department announced the replication of the terms of the Participation and Purchase Program, in accordance with the October 7th legislation, which will include FFELP student loans made for the 2009-2010 academic year.
As of December 31, 2008, the Company had $622.2 million of FFELP loans funded using the Participation Program. The Company plans to continue to use the Participation Program to fund loans originated for the 2008-2009 and 2009-2010 academic years. These programs are allowing the Company to continue originating new federal student loans to all students regardless of the school they attend.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day period upon termination of the participation certificate. As of December 31, 2008, $548.4 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million. Loans participated under this agreement qualify as a sale pursuant to the provisions of SFAS No. 140. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.
Asset-backed Securitizations
During 2008 and 2007, the Company completed asset-backed securities transactions totaling $4.5 billion and $3.8 billion, respectively. Notes issued in these transactions carry interest rates based on a spread to LIBOR. As part of the Company’s issuance of asset-backed securitizations in March 2008 and May 2008, due to credit market conditions when these notes were issued, the Company purchased the Class B subordinated notes of $36 million (par value) and $41 million (par value), respectively. These notes are not included on the Company’s consolidated balance sheet. If the credit market conditions improve, the Company anticipates selling these notes to third parties. Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. Upon sale, these notes would be shown as “bonds and notes payable” on the Company’s consolidated balance sheet. Unless there is a significant market improvement, the Company believes the market value of such notes will be less than par value. The difference between the par value and market value would be recognized by the Company as interest expense over the life of the bonds.
Notes issued during 2006 included €773.2 million (950 million in U.S. dollars) with variable interest rates initially based on a spread to EURIBOR (the “Euro Notes”). As of December 31, 2008 and 2007, the Euro Notes were recorded on the Company’s balance sheet at $1.1 billion. The changes in the principal amount of Euro Notes as a result of the fluctuation of the foreign currency exchange rate were a decrease of $52.9 million for the year ended December 31, 2008 and increases of $108.7 million and $70.4 million for the years ended December 31, 2007 and 2006, respectively, and are included in the “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the consolidated statements of income. Concurrently with the issuance of the Euro Notes, the Company entered into cross-currency interest rate swaps which are further discussed in note 9.
In May and October 2002, the Company consummated debt offerings of student loan asset-backed notes of $1.0 billion and $1.2 billion, respectively. In connection with these debt offerings, the Company entered into agreements with certain investment banks pursuant to which the Company will pay the investment banks a fee equal in the aggregate to 0.01% and 0.0075% per annum of the principal balance of the May and October 2002 notes, respectively. These fees are for credit enhancements to the notes whereby the investment banks will provide liquidity advances to the Company in the instance of disintermediation in the spread between student loan interest rates and the notes’ interest rates as defined in the agreement. The total net amount paid by the Company under these agreements was approximately $42,000, $54,000, and $61,000 during the years ended December 31, 2008, 2007, and 2006, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The interest rates on certain of the Company’s asset-backed securities are set and periodically reset via a “dutch auction” (“Auction Rate Securities”) or through a remarketing utilizing remarketing agents (“Variable Rate Demand Notes”). The Company is currently sponsor on approximately $1.9 billion of Auction Rate Securities and $0.8 billion of Variable Rate Demand Notes.
For Auction Rate Securities, investors and potential investors submit orders through a broker-dealer as to the principal amount of notes they wish to buy, hold, or sell at various interest rates. The broker-dealers submit their clients’ orders to the auction agent, who then determines the clearing interest rate for the upcoming period. Interest rates on these Auction Rate Securities are reset periodically, generally every 7 to 35 days, by the auction agent or agents. During the first quarter of 2008, as part of the credit market crisis, auction rate securities from various issuers failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. Since February 8, 2008, all of the Company’s Auction Rate Securities have failed in this manner. Under normal conditions, banks have historically purchased these securities when investor demand is weak. However, since February 2008, banks have been allowing auctions to fail.
As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities. Based on the relative levels of these indices as of December 31, 2008, the rates expected to be paid by the Company range from 91-day T-Bill plus 125 basis points, on the low end, to LIBOR plus 250 basis points, on the high end. These maximum rates are subject to increase if the credit ratings on the bonds are downgraded.
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
Unsecured Line of Credit
The Company has a $750.0 million unsecured line of credit that terminates in May 2012. As of December 31, 2008, there was $691.5 million outstanding on this line. The weighted average interest rate on this line of credit was 1.25% as of December 31, 2008. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary. As discussed previously, the Company may need to fund certain loans or provide additional equity funding support related to advance rates on its warehouse facilities. As of December 31, 2008, the Company had contributed $329.7 million in equity funding support to these facilities. The Company has funded these contributions primarily by advances on its operating line of credit. The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank (“Lehman”), a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Since the bankruptcy filing, the Company has experienced funding delays from Lehman for its portion of the lending commitment under the line of credit and the Company does not expect Lehman to fund future borrowing requests. As of December 31, 2008, excluding Lehman Bank’s lending commitment, the Company has $51.2 million available for future use under its unsecured line of credit.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
As of December 31, 2008, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP and private loan warehouses.
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
Unsecured Fixed Rate Debt
On May 25, 2005, the Company issued $275.0 million in aggregate principal amount of Senior Notes due June 1, 2010 (the “Notes”). The Notes are unsecured obligations of the Company. The interest rate on the Notes is 5.125%, payable semiannually. At the Company’s option, the Notes are redeemable in whole at any time or in part from time to time at the redemption price described in its prospectus supplement.
On September 27, 2006 the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities (“Hybrid Securities”). The Hybrid Securities are unsecured obligations of the Company. The interest rate on the Hybrid Securities from the date they were issued through September 28, 2011 is 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the “scheduled maturity date”, the interest rate on the Hybrid Securities will be equal to three-month LIBOR plus 3.375%, payable quarterly. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that the Company has received proceeds from the sale of certain qualifying capital securities prior to such date (as defined in the Hybrid Securities’ prospectus). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the prospectus, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities. At the Company’s option, the Hybrid Securities are redeemable (i) in whole or in part, at any time on or after September 29, 2011, at their principal amount plus accrued and unpaid interest, provided in the case of a redemption in part that the principal amount outstanding after such redemption is at least $50.0 million, or (ii) in whole, but not in part, prior to September 29, 2011, after certain events involving taxation (as described in the Hybrid Securities’ prospectus).
Other Borrowings
As of December 31, 2008 and 2007, bonds and notes payable includes $21.5 million and $57.3 million, respectively, of notes due to Union Bank. The Company has used the proceeds from these notes to invest in student loan assets via a participation agreement. This participation agreement is in addition to the $750 million FFELP Participation Agreement, and participations under this participation agreement do not qualify as sales pursuant to SFAS No. 140.
On October 13, 2006, the Company purchased a building in which its corporate headquarters is located. In connection with the acquisition of the building, the Company assumed the outstanding note on the property. As of December 31, 2008 and 2007, the outstanding balance on the note was $5.0 million.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Maturity Schedule
Bonds and notes outstanding as of December 31, 2008 are due in varying amounts as shown below.

2009	$792,970
2010	1,742,676
2011	98,900
2012	703,348
2013	111,285
2014 and thereafter	23,338,780

$26,787,959

Generally, the Company’s secured financing instruments bearing interest at variable rates can be redeemed on any interest payment date at par plus accrued interest. Subject to certain provisions, all bonds and notes are subject to redemption prior to maturity at the option of certain education lending subsidiaries.
One of the Company’s education lending subsidiaries has irrevocably escrowed funds to make the remaining principal and interest payments on previously issued bonds and notes. Accordingly, neither these obligations nor the escrowed funds are included on the accompanying consolidated balance sheets. As of December 31, 2008 and 2007, $31.9 million and $29.7 million, respectively, of defeased debt remained outstanding.
Certain bond resolutions contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. Management believes the Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2008.
9. Derivative Financial Instruments
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
Interest Rate Swaps
Loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. The Company generally finances its student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.
Depending on the type of loan and when it was originated, the borrower rate is either fixed to term or is reset to an annual rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company may earn floor income for an extended period of time, which the Company refers to as fixed rate floor income, and for those loans where the borrower rate is reset annually on July 1, the Company may earn floor income to the next reset date, which the Company refers to as variable rate floor income. In accordance with new legislation enacted in 2006, lenders are required to rebate fixed rate floor income and variable rate floor income to the Department for all new FFELP loans first originated on or after April 1, 2006.
Absent the use of derivative instruments, a rise in interest rates may reduce the amount of floor income received and this may have an impact on earnings due to interest margin compression caused by increasing financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their special allowance payment formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively become variable rate loans, the impact of the rate fluctuations is reduced.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
As previously discussed, the Company reached a Settlement Agreement with the Department to resolve an audit related to the Company’s portfolio of student loans receiving 9.5% special allowance payments. Under the terms of the Agreement, the Company will no longer receive 9.5% special allowance payments. In December 2006, in consideration of not receiving the 9.5% special allowance payments on a prospective basis, the Company entered into a series of off-setting interest rate swaps that mirrored the $2.45 billion in pre-existing interest rate swaps that the Company had utilized to hedge its loan portfolio receiving 9.5% special allowance payments against increases in interest rates. During 2007, the Company entered into a series of off-setting interest rate swaps that mirrored the remaining interest rate swaps utilized to hedge the Company’s student loan portfolio against increases in interest rates. The net effect of the offsetting derivatives was to lock in a series of future income streams on underlying trades through their respective maturity dates. The following table summarizes these derivatives:

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
In December 2007 and January 2008, the Company entered into the following interest rate derivatives to hedge fixed rate student loan assets earning fixed rate floor income or variable rate floor income. All derivatives included below had effective dates subsequent to December 31, 2007.

		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (b)

2008 (a)	$2,000,000	4.18%
2009	500,000	4.08
2010	700,000	3.44
2011	500,000	3.57
2012	250,000	3.86

	$3,950,000	3.94%

(a)	The maturity date on these derivatives was June 30, 2008.

(b)	For all interest rate derivatives, the Company received discrete three-month LIBOR.
During 2008, with the exception of the derivatives that expired on June 30, 2008, the Company paid $7.0 million (net) to terminate all remaining derivatives included in the table above.
Basis Swaps
The Company has entered into basis swaps in which the Company (i) receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements (the “Average/Discrete Basis Swaps”); and (ii) receives three-month LIBOR and pays one-month LIBOR less a spread as defined in the agreements (the “3/1 Basis Swaps”). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The following table summarizes the Company’s basis swaps outstanding as of December 31, 2008 and 2007:

	As of December 31, 2008
	Notional Amount
	Average/Discrete
Maturity	Basis Swaps	3/1 Basis Swaps

2010	$4,500,000	—
2011	2,700,000	—
2012	2,400,000	—
2018	—	1,300,000
2023	—	1,250,000
2028	—	100,000

	$9,600,000	2,650,000

	As of December 31, 2007
	Notional Amount
	Average/Discrete
Maturity	Basis waps	3/1 Basis Swaps

2008	$4,000,000	—
2009	6,000,000	—
2010	6,500,000	—
2011	4,050,000	—
2012	3,900,000	—
2016	—	1,000,000
2017	—	500,000

	$24,450,000	1,500,000

During 2008, the Company terminated certain basis swaps for net proceeds of $11.0 million
Interest Rate Floor Contracts
In June 2006, the Company entered into interest rate floor contracts in which the Company received an upfront fee of $8.6 million. These contracts were structured to monetize on an upfront basis the potential floor income associated with certain consolidation loans. On January 30, 2007, the Company paid $8.1 million to terminate these interest rate floor contracts.
Cross-Currency Interest Rate Swaps
The Company entered into derivative instruments in 2006 as a result of the issuance of the Euro Notes as discussed in note 8. Under the terms of these derivative instrument agreements, the Company receives from a counterparty a spread to the EURIBOR index based on a notional amount of €420.5 million and €352.7 million, respectively, and pays a spread to the LIBOR index based on a notional amount of $500.0 million and $450.0 million, respectively. In addition, under the terms of these agreements, all principal payments on the Euro Notes will effectively be paid at the exchange rate in effect as of the issuance of these notes.
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
Upon termination of a derivative instrument, any proceeds received or payments made by the Company are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of income and is accounted for as a change in fair value on such derivative.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The following table summarizes the net fair value of the Company’s derivative portfolio:

	As of December 31,
	2008	2007

Interest rate swaps	$—	(2,695)
Basis swaps	6,039	27,525
Interest rate floor contracts	—	—
Cross-currency interest rate swaps	167,320	191,756

Net fair value	$173,359	216,586

The change in the fair value of the Company’s derivative portfolio included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of income resulted in a loss of $38.6 million and gains of $139.1 million and $43.9 million for the years ended December 31, 2008, 2007, and 2006, respectively.
The following table summarizes the net derivative settlements for the years ended December 31, 2008, 2007, and 2006, which are included in the “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the consolidated statements of income:

	2008	2007	2006

Interest rate swaps	$(15,037)	16,803	40,476
Basis swaps	46,751	8,534	(645)
Cross-currency interest rate swaps	23,942	(6,660)	(14,406)
Other (a)	—	—	(1,993)

Derivative settlements received (paid), net	$55,656	18,677	23,432

(a)
In connection with the issuance of the Hybrid Securities during 2006 as described in note 8, the Company entered into a derivative instrument to economically lock into a fixed interest rate of 7.65% prior to the actual pricing of the transaction. Upon pricing of the Hybrid Securities, the Company terminated this derivative instrument. The consideration paid by the Company to terminate this derivative was $2.0 million.

By using derivative instruments, the Company is exposed to credit and market risk. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative less any collateral held by the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no credit risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s risk committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.
Market risk is the adverse effect that a change in interest rates, or implied volatility rates, has on the value of a financial instrument. The Company manages market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken.
10. Shareholders’ Equity
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Conversion of Class B Common Stock
During 2007 and 2006, principal shareholders gifted 10,435 shares and 57,142 shares of Class B common stock, respectively, to certain charitable organizations. Per the articles of incorporation, these shares were voluntarily converted to Class A shares upon transfer. In September 2006, a principal shareholder sold 400,000 Class B shares of common stock to another principal shareholder in a private transaction. Per the articles of incorporation, these shares automatically converted to Class A shares upon transfer. Also, in February 2007, in anticipation of selling shares to the Company under the Company’s stock repurchase program in a private transaction, a principal shareholder voluntarily converted 2,000,000 shares of Class B common stock to shares of Class A common stock.
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
Put Option Settlements
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
In addition, on November 10, 2008, the Company paid $9.6 million to redeem 258,760 shares of the Company’s Class A common stock that were subject to put option agreements exercisable in November 2008 at $37.10 per share. These shares were issued by the Company in November 2005 in consideration for the purchase of 5280 Solutions, Inc. The 258,760 shares of Class A common stock purchased by the Company were retired.
Stock Repurchase Program
The Company has a stock repurchase program that expires on May 24, 2010 in which it can repurchase up to a total of 10 million shares of the Company’s Class A common stock, on the open market, through private transactions, or otherwise. During the years ended December 31, 2008, 2007, and 2006, the Company repurchased and retired 388,204 shares, 3,372,122 shares, and 1,940,200 shares of Class A common stock, respectively, for $11.1 million (average price of $28.69 per share), $82.1 million (average price of $24.33 per share), and $62.4 million (average price of $32.12 per share), respectively. The 2008 shares repurchased included 258,760 shares that were subject to put option agreements as discussed above, and 54,863 shares withheld to satisfy tax withholding requirements. The 2007 shares repurchased included 2,725,000 shares repurchased from certain members of management of the Company in private transactions under the stock repurchase program and 238,237 shares that were subject to put option agreements as discussed previously.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
11. Earnings per Common Share
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
A reconciliation of weighted average shares outstanding for the years ended December 31, 2008, 2007, and 2006 follows:

	2008	2007	2006

Weighted average shares outstanding	49,455,978	49,800,434	53,593,056
Less: Nonvested restricted stock — vesting solely upon continued service	356,011	182,327	—

Weighted average shares outstanding used to compute basic EPS	49,099,967	49,618,107	53,593,056
Diluted effect of nonvested restricted stock	14,241	10,695	—

Weighted average shares used to compute diluted EPS	49,114,208	49,628,802	53,593,056

Included in the Company’s weighted average shares outstanding during the years ended December 31, 2008, 2007, and 2006 is 54,573 shares, 24,412 shares, and 10,793 shares, respectively, of restricted stock units issued to certain associates of the Company and “phantom” shares that will be issued to nonemployee directors upon their termination from the board of directors under the Company’s nonemployee directors’ compensation plan (see note 17).
12. Restricted Investments
The Company’s restricted investments by contractual maturity are shown below:

	As of December 31,
	2008	2007

Over 1 year through 5 years	$31,111	85,821
After 5 years through 10 years	238,561	117,752
After 10 years	340,196	333,047

	$609,868	536,620

13. Property and Equipment
Property and equipment consist of the following:

	Useful	As of December 31,
	life	2008	2007

Computer equipment and software	3-5 years	$83,200	87,182
Office furniture and equipment	3-7 years	13,206	14,491
Leasehold improvements	1-10 years	11,949	12,147
Transportation equipment	3-10 years	3,771	3,845
Land and buildings	39 years	9,234	9,139

		121,360	126,804
Accumulated depreciation		82,613	71,007

		$38,747	55,797

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Depreciation expense for the years ended December 31, 2008, 2007, and 2006 related to property and equipment was $17.4 million, $17.0 million, and $14.3 million, respectively.
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
As of December 31, 2008, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $8.3 million. Of this total, $4.5 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Company currently anticipates uncertain tax positions will decrease by $2.4 million prior to December 31, 2009 as a result of a lapse of applicable statute of limitations, settlements, correspondence with examining authorities, and recognition or measurement considerations with federal and state jurisdictions; however, actual developments in this area could differ from those currently expected. Approximately $1.1 million, if recognized, would affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2008 and 2007 follows:

	2008	2007
Gross balance — beginning of year	$8,359	10,838
Additions based on tax positions of prior years	938	299
Additions based on tax positions related to the current year	999	723
Settlements with taxing authorities	(62)	—
Reductions for tax positions of prior years	(858)	(48)
Reductions based on tax positions related to the current year	—	—
Reductions due to lapse of applicable statute of limitations	(1,101)	(3,453)

Gross balance — end of year	$8,275	8,359

Substantially all of the reduction due to the lapse of statute of limitations shown above impacted the effective tax rate.
The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of December 31, 2008 and 2007, approximately $1.6 million and $1.5 million in accrued interest and penalties, respectively, was included in other liabilities. The Company recognized interest related to uncertain tax positions of approximately $72,000 and $80,000 for the years ended December 31, 2008 and 2007, respectively. No penalties were accrued in 2008 and 2007. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2005. With few exceptions, the Company is no longer subject to U.S. state/local income tax examinations by tax authorities prior to 2004. As of December 31, 2008, the tax years subject to examination by a significant jurisdiction are as follows:

Internal Revenue Service	2005 and 2006
California	2004 through 2006
New York	2004 through 2006
The provision for income taxes from continuing operations for the years ended December 31, 2008, 2007, and 2006 consists of the following components:

	2008	2007	2006
Current:
Federal	$25,073	45,016	40,881
State	2,270	1,674	340
Foreign	21	5	—

Total current provision	27,364	46,695	41,221

Deferred:
Federal	(7,256)	(24,105)	(4,708)
State	(2,217)	(874)	(276)
Foreign	5	—	—

Total deferred provision (benefit)	(9,468)	(24,979)	(4,984)

Provision for income tax expense	$17,896	21,716	36,237

The differences between the income tax provision from continuing operations computed at the statutory federal corporate tax rate and the financial statement provision for income taxes for the years ended December 31, 2008, 2007, and 2006 are shown below:

	2008	2007	2006

Tax expense at federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	0.9	2.2	1.2
Resolution of uncertain federal and state tax matters	(0.9)	(0.4)	(2.8)
Tax credits	(1.9)	(3.6)	(0.5)
Put option	4.2	3.4	2.1
Other, net	2.7	1.4	0.4

Effective tax rate	40.0%	38.0%	35.4%

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The Company’s net deferred income tax liability, which is included in “other liabilities” on the consolidated balance sheets, consists of the following components:

	As of December 31,
	2008	2007
Deferred tax assets:
Student loans	$20,229	17,839
Accrued expenses	5,283	5,455
Depreciation	969	1,726
Deferred revenue	536	990
Stock compensation	875	701
Foreign tax credit	1,339	803
Net operating loss carryforwards	1,165	773
Other	141	—

Total gross deferred tax assets	30,537	28,287
Less, valuation allowance	(1,988)	(773)

Deferred tax assets	28,549	27,514

Deferred tax liabilities:
Loan origination services	55,793	61,348
Basis in certain derivative contracts	17,152	13,788
Amortization	3,185	9,447
Prepaid expenses	477	946
Other	—	162

Deferred tax liabilities	76,607	85,691

Net deferred income tax liability	$(48,058)	(58,177)

The Company received $2.0 million in 2008 as contingent consideration in connection with the sale of EDULINX (see note 2). The Company incurred $1.1 million of tax expense related to this consideration and generated additional foreign tax credits of $1.8 million, of which a valuation allowance of $0.8 million was established to offset these credits. The net tax expense of $0.1 million was included in the loss on disposal of EDULINX within discontinued operations.
The Company has performed an evaluation of the recoverability of deferred tax assets. In assessing the realizability of the Company’s deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected taxable income, carry back opportunities, and tax planning strategies in making the assessment of the amount of the valuation allowance. With the exception of the Company’s state net operating loss and foreign tax credit carry forwards, it is management’s opinion that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance. As of December 31, 2008, various subsidiaries have state net operating loss carry forwards of $1.8 million expiring through tax year 2027 and foreign tax credit carry forwards of $0.8 million expiring in 2018. A valuation allowance has been established to reduce deferred income tax assets to amounts expected to be realized.
The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was $2.0 million and $0.8 million, respectively. The increase in the total valuation allowance is $1.2 million, of which $0.4 million is related to additional state net operating loss carry forwards and was included in continuing operations as a tax benefit offset. The other $0.8 million is related to foreign tax credit carry forwards and was included in discontinued operations as previously discussed. Any future reversal of valuation allowance for deferred tax assets will be included as a tax benefit in continuing operations.
As of December 31, 2008 and 2007, current income taxes payable of $5.3 million and $1.1 million are included in “other liabilities” respectively, on the consolidated balance sheets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
15. Fair Value of Financial Instruments
The following table summarizes the fair values of the Company’s financial instruments:

	As of December 31,
	2008		2007
	Fair value	Carrying value	Fair value	Carrying value
Financial assets:
Student loans receivable	$25,743,732	25,413,008	27,061,783	26,736,122
Cash and cash equivalents	189,847	189,847	111,746	111,746
Restricted cash and investments	997,272	997,272	927,247	927,247
Restricted cash — due to customers	160,985	160,985	81,845	81,845
Accrued interest receivable	471,878	471,878	593,322	593,322
Derivative instruments	175,174	175,174	222,471	222,471

Financial liabilities:
Bonds and notes payable	26,512,082	26,787,959	28,106,745	28,115,829
Accrued interest payable	81,576	81,576	129,446	129,446
Due to customers	160,985	160,985	81,845	81,845
Derivative instruments	1,815	1,815	5,885	5,885
Cash and Cash Equivalents, Restricted Cash — Due to Customers, Accrued Interest Receivable/Payable, and Due to Customers
The carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.
Student Loans Receivable
The fair value of student loans receivable is estimated at amounts recently paid and/or received by the Company to acquire and/or sell similar loans in the market and/or the characteristics of the portfolio.
Restricted Cash and Investments
The carrying amount for restricted cash approximates fair value due to the variable rate of interest and/or the short maturities of these instruments. The restricted investments are investments for which there is no available or active market, due to the characteristics of the investments. These investments are guaranteed and are purchased at par value, which equals their cost.
Derivative Instruments
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
16. Fair Value
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

	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Other assets (a)	$4,941	3,876	—	8,817
Fair value of derivative instruments (b)	—	175,174	—	175,174

Total assets	$4,941	179,050	—	183,991

Liabilities:
Fair value of derivative instruments (b)	$—	1,815	—	1,815

Total liabilities	$—	1,815	—	1,815

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
17. Employee Benefit Plans
Defined Contribution Plans
The Company has a 401(k) savings plan that cover substantially all of its U.S. employees. Employees may contribute up to 100% of their pre-tax salary, subject to IRS limitations. The Company made contributions to the plan of $3.5 million, $4.5 million, and $3.2 million during the years ended December 31, 2008, 2007, and 2006, respectively. Union Bank & Trust Company, an entity under common control with the Company, serves as the trustee for the plan.
Prior to joining the Company’s 401(k) plan, Peterson’s had a 401(k) savings plan in which employees were eligible to contribute up to 100% of their pre-tax salary, subject to IRS limitations. Peterson’s made contributions to the plan of approximately $53,000 for the period from July 27, 2006 (the Company’s date of acquisition of Peterson’s) to August 31, 2006 (the end date for the plan).
Prior to joining the Company’s 401(k) plan on January 1, 2007, FACTS had a 401(k) savings plan in which employees could contribute up to 100% of their pre-tax salary, subject to IRS limitations. FACTS made contributions to the plan of approximately $367,000 for the year ended December 31, 2006.
Employee Share Purchase Plan
The Company has an employee share purchase plan pursuant to which employees are entitled to purchase common stock from payroll deductions at a 15% discount from market value. The employee share purchase plan is intended to enhance the Company’s ability to attract and retain employees and to better enable such persons to participate in the Company’s long term success and growth.
A total of 1,000,000 Class A common stock shares are reserved for issuance under the employee share purchase plan, subject to equitable adjustment by the compensation committee in the event of stock dividends, recapitalizations, and other similar corporate events. All employees, other than those whose customary employment is 20 hours or less per week, who have been employed for at least six months, or another period determined by the Company’s compensation committee not in excess of two years, are eligible to purchase Class A common stock under the plan. During the years ended December 31, 2008, 2007, and 2006, the Company recognized compensation expense of approximately $186,000, $279,000, and $311,000, respectively, in connection with issuing 71,172 shares, 86,909 shares, and 57,363 shares, respectively, under this plan.
Restricted Stock Plan
The Company has a restricted stock plan that is intended to provide incentives to attract, retain, and motivate employees in order to achieve long term growth and profitability objectives. The restricted stock plan provides for the grant to eligible employees of awards of restricted shares of Class A common stock. An aggregate of 2,000,000 shares of Class A common stock have been reserved for issuance under the restricted stock plan, subject to antidilution adjustments in the event of certain changes in capital structure.
During the years ended December 31, 2008, 2007, and 2006, the Company issued 79,162 shares, 563,022 shares, and 79,529 shares, respectively, of its Class A common stock under the restricted stock plan. In addition, 169,961 shares, 55,230 shares, and 1,256 shares were forfeited in 2008, 2007, and 2006, respectively. To date, the shares issued under this plan vest immediately or vest in either three or ten years. The Company records unearned compensation in shareholders’ equity (additional paid-in capital) upon issuance of restricted stock and recognizes compensation expense over the vesting period. For the years ended December 31, 2008, 2007, and 2006, the Company recognized compensation expense of $2.4 million, $2.6 million, and $0.4 million, respectively, related to shares issued under the restricted stock plan.
Employee Stock Purchase Loan Plan
The Company has entered into loan agreements with employees pursuant to the Company’s Employee Stock Purchase Loan Plan (the “Loan Plan”). The Loan Plan was approved by the Company’s board of directors and shareholders at the annual shareholders meeting in May 2006. A total of $40.0 million in loans may be made under the Loan Plan, and a total of 1,000,000 shares of Class A common stock are reserved for issuance under the Loan Plan. Shares may be purchased directly from the Company or in the open market through a broker at prevailing market prices at the time of purchase. Loans under this plan mature ten years from grant date and bear interest equal to the three-month LIBOR rate plus 50 basis points. As of December 31, 2008 and 2007, the balance of the loans granted under the Loan Plan was $1.6 million and $3.1 million, respectively, and is reflected as a reduction to stockholders’ equity on the consolidated balance sheets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Non-employee Directors Compensation Plan
The Company has a compensation plan for non-employee directors pursuant to which non-employee directors can elect to receive their annual retainer fees in the form of cash or Class A common stock. Up to 400,000 shares may be issued under the plan, subject to antidilution adjustments in the event of certain changes in capital structure. If a nonemployee director elects to receive Class A common stock, the number of shares of Class A common stock that are awarded is equal to the amount of the annual retainer fee otherwise payable in cash divided by 85% of the fair market value of a share of Class A common stock on the date the fee is payable. Non-employee directors who choose to receive Class A common stock may also elect to defer receipt of the Class A common stock until termination of their service on the board of directors.
During the years ended December 31, 2008, 2007, and 2006, the Company issued 17,837 shares, 13,691 shares, and 8,133 shares, respectively, of its Class A common stock to non-employee directors under this plan. These shares were issued to directors that elected to receive shares and did not defer receipt of the shares. In addition, during the years ended December 31, 2008, 2007, and 2006, the Company allocated 35,806 shares, 7,974 shares, and 4,066 shares, respectively, to directors that elected to defer receipt of their shares until their termination from the board of directors. The deferred shares are included in the Company’s weighted average shares outstanding calculation. For the years ended December 31, 2008, 2007, and 2006, the Company recognized approximately $494,000, $459,000, and $483,000, respectively, of expense related to this plan.
18. Commitments
The Company is committed under noncancelable operating leases for office and warehouse space and equipment. Total rental expense incurred by the Company for the years ended December 31, 2008, 2007, and 2006 was $11.9 million, $13.4 million, and $13.8 million, respectively. Minimum future rentals as of December 31, 2008, under noncancelable operating leases are shown below:

2008	$9,425
2009	8,806
2010	6,883
2011	6,116
2012	5,431
2013 and thereafter	2,711

$39,372

Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $2.6 million as of December 31, 2008.
19. Legal Proceedings
General
The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters principally consist of claims by student loan borrowers disputing the manner in which their student loans have been processed and disputes with other business entities. In addition, from time to time the Company receives information and document requests from state or federal regulators concerning its business practices. The Company cooperates with these inquiries and responds to the requests. While the Company cannot predict the ultimate outcome of any inquiry or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations. On the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company’s management that the disposition or ultimate determination of these claims, lawsuits, and proceedings will not have a material adverse effect on the Company’s business, financial position, or results of operations.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Municipal Derivative Bid Practices Investigation
On February 8, 2008, Shockley Financial Corp. (“SFC”), an indirect, wholly-owned subsidiary of the Company that provides investment advisory services for the investment of proceeds from the issuance of municipal and corporate bonds, received a grand jury subpoena issued by the U.S. District Court for the Southern District of New York upon application of the Antitrust Division of the U.S. Department of Justice (“DOJ”). The subpoena seeks certain information and documents from SFC in connection with DOJ’s criminal investigation of the bond industry with respect to possible anti-competitive practices related to awards of guaranteed investment contracts (“GICs”) and other products for the investment of proceeds from bond issuances. SFC currently has one employee. The Company and SFC are cooperating with the investigation.
On March 5, 2008, SFC received a subpoena from the Securities and Exchange Commission (the “SEC”) related to a similar investigation, on June 6, 2008 and June 12, 2008, SFC received subpoenas from the New York Attorney General and the Florida Attorney General, respectively, relating to their similar investigations. Each of the subpoenas seeks information similar to that of the DOJ. The Company and SFC are cooperating with these investigations.
SFC was also named as a defendant in a number of substantially identical purported class action lawsuits, which as of June 16, 2008 have been consolidated before the U.S. District Court for the Southern District of New York, under the caption In re Municipal Derivatives Antitrust Litigation. The consolidated suit (the “Suit”) alleges several financial institutions and financial service provider defendants engaged in a conspiracy not to compete and to fix prices and rig bids for municipal derivatives (including GICs) sold to issuers of municipal bonds. The Suit also asserts claims for violations of Section 1 of the Sherman Act, fraudulent concealment, unfair competition and violation of the California Cartwright Act. On January 30, 2009, SFC entered into a Tolling and Cooperation Agreement (“Tolling Agreement”) with a number of the plaintiffs involved in the Suit. In connection with the Tolling Agreement, on February 5, 2009 SFC was voluntarily dismissed from the Suit, without prejudice, on motion of the plaintiffs who are parties to the Tolling Agreement. To the extent SFC is not dismissed by other plaintiffs, SFC intends to vigorously contest the Suit.
SFC, the Company, or other subsidiaries of the Company may receive subpoenas from other regulatory agencies. Due to the preliminary nature of these matters as to SFC, the Company is unable to predict the ultimate outcome of the investigations or the Suit.
Department of Education Review
The Department of Education periodically reviews participants in the FFEL Program for compliance with program provisions. On June 28, 2007, the Department notified the Company that it would be conducting a review of the Company’s administration of the FFEL Program under the Higher Education Act. The Company understands that the Department selected several schools and lenders for review. Specifically, the Department indicated it was reviewing the Company’s practices in connection with the prohibited inducement provisions of the Higher Education Act and the provisions of the Higher Education Act and the associated regulations which allow borrowers to have a choice of lenders. The Company responded to the Department’s requests for information and documentation and has cooperated with their review.
While the Company cannot predict the ultimate outcome of the review, the Company believes its activities have materially complied with the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations.
Department of Justice
In connection with the Company’s settlement with the Department of Education in January 2007 to resolve the Office of Inspector General of the Department of Education (the “OIG”) audit report with respect to the Company’s student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate, the Company was informed in February 2007 by the Department of Education that a civil attorney with the Department of Justice had opened a file regarding the issues set forth in the OIG report, which the Company understands is common procedure following an OIG audit report. The Company has engaged in discussions with and provided information to the DOJ in connection with the review.
By letter dated November 18, 2008, the DOJ requested that the Company provide the DOJ certain documents and information related to the Company’s compliance with the prohibited inducement provisions of the Higher Education Act and associated regulations. The Company responded to the DOJ’s requests and is cooperating with their review.
While the Company is unable to predict the ultimate outcome of these reviews, the Company believes its practices complied with applicable law, including the provisions of the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
20. Related Parties
On November 25, 2008, the Company sold approximately $500 million of FFELP student loans (the “FFELP Loans”) to Union Bank & Trust Company, an entity under common control with the Company. These loans were sold for a purchase price of 100 percent of the outstanding unpaid principal balance plus accrued and unpaid borrower interest. The Company recognized a loss on this loan sale of $3.5 million, which represented unamortized loan costs on this portfolio.
Including the loans sold in this transaction, Union Bank may purchase up to $750 million in FFELP loans from the Company in accordance with an affiliate transaction exemption granted by the Federal Reserve Board. In connection with the exemption and the loan purchase by Union Bank, an Assurance Commitment Agreement (the “Commitment Agreement”) was also entered into, by and among, the Company, Union Bank, and Michael S. Dunlap, the Company’s Chairman, Chief Executive Officer, and a principal shareholder of the Company. Per the terms of the Commitment Agreement, the Company provided certain assurances to Union Bank designed to mitigate potential losses related to the FFELP Loans, including holding amounts in escrow equal to the unguaranteed portion and reimbursing Union Bank for losses, if any, related to the portfolio.
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
The Company serviced loans for Union Bank of $533.1 million and $31.3 million as of December 31, 2008 and 2007, respectively. Income earned by the Company from servicing loans for Union Bank was $0.3 million for each of the years ended December 31, 2008, 2007, and 2006. As of December 31, 2008 and 2007, accounts receivable includes $0.2 million and $0.1 million, respectively from Union Bank for loan servicing. The loan servicing terms with Union Bank were similar to those terms with unrelated entities. On November 25, 2008, the Company entered into an additional loan servicing agreement with Union Bank to service the FFELP Loans. Under this agreement the Company will receive a servicing fee of 34 basis points per year related to the FFELP Loans. Fees received in conjunction with this agreement are included in the servicing income for the year ended December 31, 2008 noted above.
During the years ended December 31, 2008, 2007, and 2006, the Company purchased student loans of $208.0 million, $252.5 million, and $577.8 million, respectively, from Union Bank. Premiums paid on these loans totaled $4.9 million, $8.5 million, and $10.8 million, respectively. The purchases from Union Bank were made on terms similar to those made with unrelated entities.
The Company has sold to Union Bank, as trustee, participation interests with balances of approximately $569.9 million and $367.9 million as of December 31, 2008 and 2007, respectively (see note 8).
The Company participates in the Short term Federal Investment Trust (“STFIT”) of the Student Loan Trust Division of Union Bank, which is included in “cash and cash equivalents — held at a related party” and “restricted cash — due to customers” on the accompanying consolidated balance sheets. As of December 31, 2008 and 2007, the Company had approximately $176.4 million and $72.7 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which approximately $24.1 million as of December 31, 2008 represented cash collected for customers. The Company’s participation in the STFIT had similar terms and investment yields as those prevailing for other nonaffiliated customers. Interest income earned by the Company on the amounts invested in the STFIT for the years ended December 31, 2008, 2007, and 2006 was $3.9 million, $7.0 million, and $7.9 million, respectively.
During the years ended December 31, 2008, 2007, and 2006, Union Bank reimbursed the Company $4.6 million, $3.1 million, and $2.0 million, respectively, for marketing services and fees related to the Nebraska College Savings Plan.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
On October 13, 2006, the Company purchased its corporate headquarters building and assumed certain existing lease agreements pursuant to which Union Bank leases office and storage space. The leases assumed by the Company provided for the lease to Union Bank of a total of approximately 15,000 square feet through June 30, 2008. The lease was amended to reduce the space leased to 4,000 square feet. Union Bank paid the Company approximately $141,000, $173,000, and $28,000 for commercial rent and storage income during 2008, 2007 and 2006, respectively. The amended lease agreement expires on June 30, 2018.
In December 2007, the Company sold a building to Union Bank for $600,000. Prior to the sale, the Company leased office space in that building to Union Bank for a total rental amount of approximately $34,000 during 2007. The Company recognized a gain of approximately $431,000 upon sale of the building.
On March 1, 2006, the Company entered into an agreement to acquire participation interests in non-federally insured loans from First National Bank Northeast at a price equal to the outstanding principal balance and accrued interest of such loans. The term of this agreement is for 364 days. As of December 31, 2007 the balance of loans participated under this agreement was $0.1 million, and is included in student loans receivable on the Company’s consolidated balance sheets. There was no activity under this agreement during 2008. Michael S. Dunlap is a director and indirectly a significant shareholder of First National Bank Northeast.
During the years ended December 31, 2008, 2007, and 2006, the Company paid entities under common control with the Company $0.3 million, $0.4 million, and $0.6 million, respectively, for payroll costs and miscellaneous fees and commissions. During the years ended December 31, 2008, 2007, and 2006, entities under common control with the Company paid the Company $0.2 million, $0.2 million, and $0.3 million, respectively, for consulting services.
In December 2007, the Company approved an assignment of a lease, to Union Financial Services Inc., a corporation of which Michael S. Dunlap owns 50%, and Stephen F. Butterfield, Vice Chairman and a member of the Board of Directors of the Company, owns the other 50%. The lease is for approximately 3,100 square feet at a current base rent of $23.50 per square foot per year. The lease provides that base rent shall be subject to specified increases through the termination date of the lease on August 31, 2010.
21. Segment Reporting
The Company has five operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as follows: Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services, Software and Technical Services, and Asset Generation and Management. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. The accounting policies of the Company’s operating segments are the same as those described in the summary of significant accounting policies. Intersegment revenues are charged by a segment to another segment that provides the product or service. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.
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
Fee-Based Operating Segments
Student Loan and Guaranty Servicing
The Student Loan and Guaranty Servicing segment provides for the servicing of the Company’s student loan portfolios and the portfolios of third parties and servicing provided to guaranty agencies. The servicing and business process outsourcing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company’s portfolio in addition to generating fee revenue when performed for third-party clients. The guaranty servicing, servicing support, and business process outsourcing activities include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services to guaranty agencies. The following are the primary product and service offerings the Company offers as part of its Student Loan and Guaranty Servicing segment:
•	Origination and servicing of FFELP loans
•	Servicing of non-federally insured student loans
•	Servicing and support outsourcing for guaranty agencies
Tuition Payment Processing and Campus Commerce
The Tuition Payment Processing and Campus Commerce segment provides products and services to help institutions and education-seeking families manage the payment of education costs during the pre-college and college stages of the education life cycle. The Company provides actively managed tuition payment solutions, online payment processing, detailed information reporting, financial needs analysis, and data integration services to K-12 and higher educational institutions, families, and students. In addition, the Company provides customer-focused electronic transactions, information sharing, and account and bill presentment to colleges and universities.
Enrollment Services
The Company’s Enrollment Services segment offers products and services that are focused on helping (i) students plan and prepare for life after high school (content management) and (ii) colleges recruit and retain students (lead generation). Content management products and services include test preparation study guides and online courses, admissions consulting, licensing of scholarship data, essay and resume editing services, and call center services. Lead generation products and services include vendor lead management services, pay per click marketing management, email marketing, admissions lead generation, and list marketing services.

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
Asset Generation and Management Operating Segment
The Asset Generation and Management segment includes the acquisition, management, and ownership of the Company’s student loan assets. Revenues are primarily generated from the Company’s earnings from the spread, referred to as the Company’s student loan spread, between the yield received on the student loan portfolio and the costs associated with originating, acquiring, and financing its student loan portfolio. The Company generates student loan assets through direct origination or through acquisitions. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose. In addition to the student loan portfolio, all costs and activity associated with the generation of assets, funding of those assets, and maintenance of the debt transactions are included in this segment. This includes derivative activity and the related derivative market value and foreign currency adjustments. The Company is also able to leverage its capital market expertise by providing investment advisory services and other related services to third parties through a licensed broker dealer subsidiary. Revenues and expenses for those functions are also included in the Asset Generation and Management segment.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Segment Results and Reconciliations to GAAP

	Year ended December 31, 2008
	Fee-Based
	Student	Tuition							“Base net
	Loan	Payment		Software		Asset	Corporate		income”
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$1,377	1,689	17	24	3,107	1,164,329	6,810	(2,190)	42,325	1,214,381
Interest expense	—	—	—	—	—	986,556	42,123	(2,190)	—	1,026,489

Net interest income (loss)	1,377	1,689	17	24	3,107	177,773	(35,313)	—	42,325	187,892

Less provision for loan losses	—	—	—	—	—	25,000	—	—	—	25,000

Net interest income (loss) after provision for loan losses	1,377	1,689	17	24	3,107	152,773	(35,313)	—	42,325	162,892

Other income (expense):
Loan and guaranty servicing income	104,287	—	—	—	104,287	16	(127)	—	—	104,176
Other fee-based income	—	48,435	112,405	—	160,840	17,859	—	—	—	178,699
Software services income	—	—	37	19,707	19,744	—	13	—	—	19,757
Other income	51	(280)	—	—	(229)	(448)	5,437	—	—	4,760
Gain (loss) on sale of loans	—	—	—	—	—	(53,035)	1,621	—	—	(51,414)
Intersegment revenue	75,361	302	2	6,831	82,496	—	63,385	(145,881)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	466	—	—	10,361	10,827
Derivative settlements, net	—	—	—	—	—	65,622	—	—	(9,965)	55,657

Total other income (expense)	179,699	48,457	112,444	26,538	367,138	30,480	70,329	(145,881)	396	322,462

Operating expenses:
Salaries and benefits	51,320	23,290	24,379	18,081	117,070	8,316	54,910	98	2,999	183,393
Restructure expense — severance and contract termination costs	747	—	282	487	1,516	1,845	3,706	(7,067)	—	—
Impairment expense	5,074	—	—	—	5,074	9,351	4,409	—	—	18,834
Other expenses	33,922	9,879	76,189	2,489	122,479	35,679	53,975	24	26,230	238,387
Intersegment expenses	25,111	478	3,240	37	28,866	74,609	3,733	(107,208)	—	—
Corporate allocations	22,626	919	3,401	2,286	29,232	2,496	—	(31,728)	—	—

Total operating expenses	138,800	34,566	107,491	23,380	304,237	132,296	120,733	(145,881)	29,229	440,614

Income (loss) before income taxes	42,276	15,580	4,970	3,182	66,008	50,957	(85,717)	—	13,492	44,740
Income tax expense (benefit) (a)	14,321	5,175	1,730	1,021	22,247	18,356	(28,499)	—	5,792	17,896

Net income (loss) from continuing operations	27,955	10,405	3,240	2,161	43,761	32,601	(57,218)	—	7,700	26,844
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	1,818	1,818

Net income (loss)	$27,955	10,405	3,240	2,161	43,761	32,601	(57,218)	—	9,518	28,662

Total assets	$245,202	128,657	120,961	14,428	509,248	27,724,122	106,965	(485,438)	—	27,854,897

(a)	Beginning in 2008, the consolidated effective tax rate for each applicable quarterly period is used to calculate income taxes for each operating segment.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

	Year ended December 31, 2007
	Fee-Based
	Student	Tuition							“Base net
	Loan	Payment		Software		Asset	Corporate		income”
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$5,459	3,809	347	18	9,633	1,730,882	7,485	(3,737)	3,013	1,747,276
Interest expense	—	7	7	—	14	1,465,883	40,502	(3,737)	—	1,502,662

Net interest income	5,459	3,802	340	18	9,619	264,999	(33,017)	—	3,013	244,614

Less provision for loan losses	—	—	—	—	—	28,178	—	—	—	28,178

Net interest income after provision for loan losses	5,459	3,802	340	18	9,619	236,821	(33,017)	—	3,013	216,436

Other income (expense):
Loan and guaranty servicing income	127,775	—	—	—	127,775	294	—	—	—	128,069
Other fee-based income	—	42,682	103,311	—	145,993	13,387	1,508	—	—	160,888
Software services income	—	—	594	22,075	22,669	—	—	—	—	22,669
Other income	—	84	—	—	84	8,030	11,095	—	—	19,209
Intersegment revenue	74,687	688	891	15,683	91,949	—	9,040	(100,989)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	26,806	26,806
Derivative settlements, net	—	—	—	—	—	6,628	12,049	—	—	18,677

Total other income (expense)	202,462	43,454	104,796	37,758	388,470	28,339	33,692	(100,989)	26,806	376,318

Operating expenses:
Salaries and benefits	85,462	20,426	33,480	23,959	163,327	23,101	49,839	(1,747)	2,111	236,631
Restructure expense- severance and contract termination costs	1,840	—	929	58	2,827	2,406	4,998	(10,231)	—	—
Impairment expense	—	—	11,401	—	11,401	28,291	9,812	—	—	49,504
Other expenses	36,618	8,901	60,445	2,995	108,959	29,205	77,915	2,969	30,426	249,474
Intersegment expenses	10,552	364	335	775	12,026	74,714	5,240	(91,980)	—	—

Total operating expenses	134,472	29,691	106,590	27,787	298,540	157,717	147,804	(100,989)	32,537	535,609

Income (loss) before income taxes	73,449	17,565	(1,454)	9,989	99,549	107,443	(147,129)	—	(2,718)	57,145
Income tax expense (benefit) (a)	27,910	6,675	(553)	3,796	37,828	40,828	(57,285)	—	345	21,716

Net income (loss) before minority interest	45,539	10,890	(901)	6,193	61,721	66,615	(89,844)	—	(3,063)	35,429
Minority interest in subsidiary income	—	—	—	—	—	—	—	—	—	—

Net income (loss) from continuing operations	45,539	10,890	(901)	6,193	61,721	66,615	(89,844)	—	(3,063)	35,429
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	—	(2,575)	(2,575)

Net income (loss)	$45,539	10,890	(901)	6,193	61,721	66,615	(89,844)	—	(5,638)	32,854

Total Assets	$206,008	119,084	121,202	21,186	467,480	28,696,640	48,147	(49,484)	—	29,162,783

(a)	Income taxes are based on a percentage of net income before tax for the individual operating segment.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

	Year ended December 31, 2006
	Fee-Based
	Student	Tuition							“Base net
	Loan	Payment		Software		Asset	Corporate		income”
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$8,957	4,029	531	105	13,622	1,534,423	4,446	(2,858)	—	1,549,633
Interest expense	—	8	—	—	8	1,215,529	28,495	(2,858)	—	1,241,174

Net interest income	8,957	4,021	531	105	13,614	318,894	(24,049)	—	—	308,459

Less provision for loan losses	—	—	—	—	—	15,308	—	—	—	15,308

Net interest income after provision for loan losses	8,957	4,021	531	105	13,614	303,586	(24,049)	—	—	293,151

Other income (expense):
Loan and guaranty servicing income	121,593	—	—	—	121,593	—	—	—	—	121,593
Other fee-based income	—	35,090	55,361	—	90,451	11,867	—	—	—	102,318
Software services income	5	—	157	15,490	15,652	238	—	—	—	15,890
Other income	97	—	—	—	97	19,966	3,302	—	—	23,365
Intersegment revenue	63,545	503	1,000	17,877	82,925	—	662	(83,587)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(31,075)	(31,075)
Derivative settlements, net	—	—	—	—	—	18,381	5,051	—	—	23,432

Total other income (expense)	185,240	35,593	56,518	33,367	310,718	50,452	9,015	(83,587)	(31,075)	255,523

Operating expenses:
Salaries and benefits	83,988	17,607	15,510	22,063	139,168	53,036	32,979	(12,254)	1,747	214,676
Impairment expense	—	—	—	—	—	21,687	(199)	—	—	21,488
Other expenses	32,419	8,371	30,854	3,238	74,882	51,085	59,086	—	25,062	210,115
Intersegment expenses	12,577	1,025	17	—	13,619	52,857	4,857	(71,333)	—	—

Total operating expenses	128,984	27,003	46,381	25,301	227,669	178,665	96,723	(83,587)	26,809	446,279

Income (loss) before income taxes	65,213	12,611	10,668	8,171	96,663	175,373	(111,757)	—	(57,884)	102,395
Income tax expense (benefit) (a)	24,780	4,791	4,054	3,105	36,730	66,642	(46,902)	—	(20,233)	36,237

Net income (loss) before minority interest	40,433	7,820	6,614	5,066	59,933	108,731	(64,855)	—	(37,651)	66,158
Minority interest in subsidiary income	—	(242)	—	—	(242)	—	—	—	—	(242)

Net income (loss) from continuing operations	40,433	7,578	6,614	5,066	59,691	108,731	(64,855)	—	(37,651)	65,916
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	—	2,239	2,239

Net income (loss)	$40,433	7,578	6,614	5,066	59,691	108,731	(64,855)	—	(35,412)	68,155

Total Assets	$398,939	177,105	152,962	29,359	658,365	26,174,592	37,268	(200,661)	27,309	26,796,873

(a)	Income taxes are based on a percentage of net income before tax for the individual operating segment.
Corporate Activity and Overhead in the previous tables primarily includes the following items:
•	Income earned on certain investment activities
•	Interest expense incurred on unsecured debt transactions
•	Other products and service offerings that are not considered operating segments
•	Corporate activities and overhead functions such as executive management, human resources, accounting and finance, legal, marketing, and corporate technology support
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
The adjustments required to reconcile from the Company’s “base net income” measure to its GAAP results of operations relate to differing treatments for derivatives, foreign currency transaction adjustments, discontinued operations, and certain other items that management does not consider in evaluating the Company’s operating results. The following tables reflect adjustments associated with these areas by operating segment and Corporate Activity and Overhead for the years ended December 31, 2008, 2007, and 2006:

	Student	Tuition
	Loan	Payment		Software	Asset	Corporate
	and	Processing		and	Generation	Activity
	Guaranty	and Campus	Enrollment	Technical	and	and
	Servicing	Commerce	Services	Services	Management	Overhead	Total
	Year ended December 31, 2008

Derivative market value, foreign currency, and put option adjustments (1)	$—	—	—	—	(13,844)	3,483	(10,361)
Amortization of intangible assets (2)	4,751	7,826	12,451	1,057	145	—	26,230
Compensation related to business combinations (3)	—	—	—	—	—	2,999	2,999
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(32,360)	—	(32,360)
Discontinued operations, net of tax (5)	(1,818)	—	—	—	—	—	(1,818)
Net tax effect (6)	(1,590)	(2,615)	(4,185)	(354)	16,770	(2,234)	5,792

Total adjustments to GAAP	$1,343	5,211	8,266	703	(29,289)	4,248	(9,518)

	Year ended December 31, 2007

Derivative market value, foreign currency, and put option adjustments (1)	$—	—	—	—	(24,224)	(2,582)	(26,806)
Amortization of intangible assets (2)	5,094	5,815	12,692	1,191	5,634	—	30,426
Compensation related to business combinations (3)	—	—	—	—	—	2,111	2,111
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(3,013)	—	(3,013)
Discontinued operations, net of tax (5)	2,575	—	—	—	—	—	2,575
Net tax effect (6)	(1,936)	(2,209)	(4,823)	(452)	8,209	1,556	345

Total adjustments to GAAP	$5,733	3,606	7,869	739	(13,394)	1,085	5,638

	Year ended December 31, 2006

Derivative market value, foreign currency, and put option adjustments (1)	$—	—	—	—	5,483	25,592	31,075
Amortization of intangible assets (2)	5,641	5,968	4,573	1,263	7,617	—	25,062
Compensation related to business combinations (3)	—	—	—	—	—	1,747	1,747
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	—	—	—
Discontinued operations, net of tax (5)	(2,239)	—	—	—	—	—	(2,239)
Net tax effect (6)	(2,143)	(2,268)	(1,738)	(480)	(4,978)	(8,626)	(20,233)

Total adjustments to GAAP	$1,259	3,700	2,835	783	8,122	18,713	35,412

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

(4)
Variable rate floor income: Loans that reset annually on July 1 can generate excess spread income compared with the rate based on the special allowance payment formula in declining interest rate environments. The Company refers to this additional income as variable rate floor income. The Company excludes variable rate floor income, net of settlements paid on derivatives used to hedge student loan assets earning variable rate floor income, from its base net income since the timing and amount of variable rate floor income (if any) is uncertain, it has been eliminated by legislation for all loans originated on and after April 1, 2006, and it is in excess of expected spreads. In addition, because variable rate floor income is subject to the underlying rate for the subject loans being reset annually on July 1, it is a factor beyond the Company’s control which can affect the period-to-period comparability of results of operations.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Variable rate floor income was calculated by the Company on a statutory maximum basis. However, as a result of the disruption in the capital markets beginning in August 2007, the full benefit of variable rate floor income calculated on a statutory maximum basis has not been realized by the Company due to the widening of the spread between short term interest rate indices and the Company’s actual cost of funds. As a result of the ongoing volatility of interest rates, effective October 1, 2008, the Company changed its calculation of variable rate floor income to better reflect the economic benefit received by the Company related to this income taking into consideration the volatility of certain rate indices which offset the value received. For the year ended December 31, 2008, the economic benefit received by the Company related to variable rate floor income was $25.7 million. There was no economic benefit received by the Company related to variable rate floor income for the three months ended December 31, 2008. Variable rate floor income calculated on a statutory maximum basis for the three months and year ended December 31, 2008 was $2.2 million and $44.5 million, respectively. Beginning October 1, 2008, the economic benefit used by the Company has been used to determine core student loan spread and base net income.

(5)
Discontinued operations: In May 2007, the Company sold EDULINX. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented. The Company presents “base net income” excluding discontinued operations since the operations and cash flows of EDULINX have been eliminated from the ongoing operations of the Company.

(6)
Beginning in 2008, tax effect is computed using the Company’s consolidated effective tax rate for each applicable quarterly period. In prior periods, tax effect was computed at 38% and the change in the value of the put options for prior periods (included in Corporate Activity and Overhead) was not tax effected as this is not deductible for income tax purposes.

21. Quarterly Financial Information (Unaudited)

	2008
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Net interest income	$16,525	73,338	59,570	38,459
Less provision for loan losses	5,000	6,000	7,000	7,000

Net interest income after provision for loan losses	11,525	67,338	52,570	31,459
Other income	80,188	72,263	81,979	72,962
Gain (loss) on sale of loans	(47,474)	48	—	(3,988)
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	(16,598)	20,192	6,874	56,016
Operating expenses	(110,003)	(97,922)	(103,669)	(110,186)
Impairment expense	(18,834)	—	—	—
Income tax (expense) benefit	31,371	(19,195)	(13,969)	(16,103)

Income (loss) from continuing operations	(69,825)	42,724	23,785	30,160

Income (loss) from discontinued operations, net of tax	—	981	—	837

Net income (loss)	$(69,825)	43,705	23,785	30,997

Earnings (loss) per share, basic and diluted:
Income (loss) from continuing operations	$(1.42)	0.87	0.48	0.62
Income (loss) from discontinued operations	—	0.02	—	0.01

Net income (loss)	$(1.42)	0.89	0.48	0.63

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

	2007
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Net interest income	$67,984	67,976	64,399	44,255
Less provision for loan losses	2,753	2,535	18,340	4,550

Net interest income after provision for loan losses	65,231	65,441	46,059	39,705
Other income	81,335	77,647	83,519	84,737
Gain (loss) on sale of loans	1,787	1,010	492	308
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	(7,890)	10,743	16,113	26,517
Operating expenses	(121,229)	(120,646)	(123,941)	(120,289)
Impairment expense	—	—	(49,504)	—
Income tax (expense) benefit	(7,264)	(13,306)	10,664	(11,810)

Income (loss) from continuing operations	11,970	20,889	(16,598)	19,168

Income (loss) from discontinued operations, net of tax	2,810	(6,135)	909	(159)

Net income (loss)	$14,780	14,754	(15,689)	19,009

Earnings (loss) per share, basic and diluted:
Income (loss) from continuing operations	$0.23	0.42	(0.34)	0.39
Income (loss) from discontinued operations	0.06	(0.12)	0.02	—

Net income (loss)	$0.29	0.30	(0.32)	0.39

23. Condensed Parent Company Financial Statements
The following represents the condensed balance sheets as of December 31, 2008 and 2007 and condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2008 for Nelnet, Inc.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Balance Sheets
(Parent Company Only)

	As of December 31,
	2008	2007
Assets:
Cash and cash equivalents	$130,394	50,677
Restricted cash	17,607	—
Restricted cash — due to customers	132,336	57,529
Investment in subsidiaries	657,020	652,047
Intangible assets, net	28,168	34,434
Accounts receivable	13,447	22,453
Other assets	980,070	464,040

Total assets	$1,959,042	1,281,180

Liabilities:
Notes payable	$1,166,500	569,550
Accrued interest payable	5,232	5,153
Other liabilities	11,748	40,069
Due to customers	132,336	57,529

Total liabilities	1,315,816	672,301

Shareholders’ equity:
Common stock	493	495
Additional paid-in capital	103,762	96,185
Retained earnings	540,521	515,317
Employee notes receivable	(1,550)	(3,118)

Total shareholders’ equity	643,226	608,879

Total liabilities and shareholders’ equity	$1,959,042	1,281,180

Statements of Income
(Parent Company Only)

	Year ended December 31,
	2008	2007	2006
Operating revenues	$133,942	220,985	206,528
Operating expenses	104,803	143,329	186,399

Net operating income	29,139	77,656	20,129

Net interest income (expense)	(8,030)	(31,429)	(16,001)
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	14,406	35,581	11,497
Equity in earnings (loss) of subsidiaries	5,445	(14,243)	57,598
Income tax expense	14,116	32,136	7,307

Net income from continuing operations	26,844	35,429	65,916
Income (loss) on discontinued operations, net of tax	1,818	(2,575)	2,239

Net income	$28,662	32,854	68,155

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)
Statements of Cash Flows
(Parent Company Only)

	Year ended December 31,
	2008	2007	2006

Net income	$28,662	32,854	68,155
Income (loss) from discontinued operations	1,818	(2,575)	2,239

Income from continuing operations	26,844	35,429	65,916
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities, net of business acquisitions:
Depreciation and amortization	5,477	7,606	8,258
Derivative market value adjustment	13,868	(13,818)	21,761
Proceeds from termination of derivative instruments	20,368	50,843	—
Proceeds from sale of floor contracts	—	—	8,580
Payments to terminate derivative instruments	(16,367)	(8,100)	—
Impairment expense	2,448	8,643	—
Equity in (earnings) loss of subsidiaries	(5,445)	14,243	(57,598)
Gain on sale of equity method investment	—	(3,942)	—
Non-cash compensation expense	7,320	6,686	2,495
Other non-cash items	4,133	(320)	4,149
Decrease (increase) in accounts receivable	9,006	3,613	(1,751)
Decrease (increase) in other assets	(542,104)	69,271	(309,207)
(Decrease) increase in accrued interest payable	79	(1,893)	5,266
(Decrease) increase in other liabilities	(8,992)	(5,099)	17,399

Net cash provided by (used in) operating activities	(483,365)	163,162	(234,732)

Cash flows from investing activities, net of business acquisitions:
Increase in restricted cash	(17,607)	—	—
Purchases of property and equipment, net	2,510	(9)	—
Distribution from equity method investment	—	747	149
Capital contributions to/from subsidiary, net	12,515	309,413	(240,732)
Business acquisitions, net of cash acquired	(18,000)	(4,950)	(13,130)
Proceeds from sale of equity method investment	—	10,000	—

Net cash provided by (used in) investing activities	(20,582)	315,201	(253,713)

Cash flows from financing activities:
Payments on notes payable	(14,550)	(597,297)	—
Proceeds from issuance of notes payable	611,500	230,383	564,464
Payments of debt issuance costs	23	(114)	(3,156)
Dividends paid	(3,458)	(13,817)	—
Payment on settlement of put option	(9,600)	(15,875)	—
Proceeds from issuance of common stock	710	1,467	1,645
Repurchases of common stock	(1,536)	(76,648)	(62,389)
Payments received on employee stock notes receivable	575	432	—
Loans to employees for purchases of common stock	—	—	(2,825)

Net cash provided by (used in) financing activities	583,664	(471,469)	497,739

Net increase in cash and cash equivalents	79,717	6,894	9,294

Cash and cash equivalents, beginning of year	50,677	43,783	34,489

Cash and cash equivalents, end of year	$130,394	50,677	43,783

APPENDIX A
Description of
The Federal Family Education Loan Program
The Federal Family Education Loan Program
The Higher Education Act provides for a program of federal insurance for student loans as well as reinsurance of student loans guaranteed or insured by state agencies or private non-profit corporations.
The Higher Education Act currently authorizes certain student loans to be covered under the Federal Family Education Loan Program (“FFELP”). The Higher Education Opportunity Act of 2008 extended the authorization for the Federal Family Education Loan Program through September 30, 2014. Congress has extended similar authorization dates in prior versions of the Higher Education Act. However, the current authorization dates may not again be extended and the other provisions of the Higher Education Act may not be continued in their present form.
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
Interest rates for Subsidized Stafford Loans. For Stafford Loans first disbursed to a “new” borrower (a “new” borrower is defined for purposes of this section as one who has no outstanding balance on a Federal Family Education Loan Program loan on the date the new promissory note is signed) for a period of enrollment beginning before January 1, 1981, the applicable interest rate is fixed at 7%.
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

For Stafford Loans first disbursed on or after July 1, 2006, the applicable interest rate is fixed at 6.80%. However, for Stafford Loans for undergraduates, the applicable interest rate is reduced in phases for which the first disbursement is made on or after:
•	July 1, 2008 and before July 1, 2009, the applicable interest rate is fixed at 6.00%,
•	July 1, 2009 and before July 1, 2010, the applicable interest rate will be fixed at 5.60%,
•	July 1, 2010 and before July 1, 2011, the applicable interest rate will be fixed at 4.50%,
•	July 1, 2011 and before July 1, 2012, the applicable interest rate will be fixed at 3.40%.
Interest rates for Stafford Loans made to undergraduate borrowers first disbursed on or after July 1, 2012, will revert to 6.80%.
Unsubsidized Stafford Loans
General. The Unsubsidized Stafford Loan program was created by Congress in 1992 for students who do not qualify for Subsidized Stafford Loans due to parental and/or student income and assets in excess of permitted amounts. These students are entitled to borrow the difference between the Stafford Loan maximum for their status (dependent or independent) and their Subsidized Stafford Loan eligibility through the Unsubsidized Stafford Loan Program. The general requirements for Unsubsidized Stafford Loans, including special allowance payments, are essentially the same as those for Subsidized Stafford Loans. However, the terms of the Unsubsidized Stafford Loans differ materially from Subsidized Stafford Loans in that the federal government will not make interest subsidy payments and the loan limitations are determined without respect to the expected family contribution. The borrower will be required to either pay interest from the time the loan is disbursed or the accruing interest will be capitalized when repayment begins and during periods of deferment and forbearance. Unsubsidized Stafford Loans were not available before October 1, 1992. A student meeting the general eligibility requirements for a loan under the Federal Family Education Loan Program is eligible for an Unsubsidized Stafford Loan without regard to need.
Interest rates for Unsubsidized Stafford Loans. Unsubsidized Stafford Loans are subject to the same interest rate provisions as Subsidized Stafford Loans, with the exception of Unsubsidized Stafford Loans first disbursed on or after July 1, 2008, which retain a fixed interest rate of 6.80%.

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

Consolidation Loans
General. The Higher Education Act authorizes a program under which certain borrowers may consolidate their various federally insured education loans into a single loan insured and reinsured on a basis similar to Stafford Loans. Consolidation Loans may be obtained in an amount sufficient to pay outstanding principal, unpaid interest, late charges, and collection costs on federally insured or reinsured student loans incurred under the Federal Family Education Loan and Direct Loan Programs, including PLUS Loans made to the consolidating borrower, as well as loans made under the Perkins Loan (formally National Direct Student Loan Program), FISL, Nursing Student Loan (NSL), Health Education Assistance Loan (HEAL), and Health Professions Student Loan (HPSL) Programs. To be eligible for a FFELP Consolidation Loan, a borrower must:
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
A married couple who agreed to be jointly liable on a Consolidation Loan for which the application was received on or after January 1, 1993, but before July 1, 2006, is treated as an individual for purposes of obtaining a Consolidation Loan.
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

For a discussion of required payments that reduce the return on Consolidation Loans, see “Fees – Rebate fee on Consolidation Loans” in this Appendix.
Interest rate during active duty
The Higher Education Opportunity Act of 2008 revised the Servicemembers Civil Relief Act to include FFEL Program loans. Interest charges on FFEL Program loans are capped at 6% during a period of time on or after August 14, 2008, in which a borrower has served or is serving on active duty in the Armed Forces, National Oceanic and Atmospheric Administration, Public Health Services, or National Guard. The interest charge cap includes the interest rate in addition to any fees, service charges, and other charges related to the loan. The cap is applicable to loans made prior to the date the borrower was called to active duty.
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
Loan limits for Subsidized Stafford and Unsubsidized Stafford Loans. Dependent and independent undergraduate students are subject to the same annual loan limits on Subsidized Stafford Loans; independent students are allowed greater annual loan limits on Unsubsidized Stafford Loans. A student who has not successfully completed the first year of a program of undergraduate education may borrow up to $3,500 in Subsidized Stafford Loans in an academic year. A student who has successfully completed the first year, but who has not successfully completed the second year, may borrow up to $4,500 in Subsidized Stafford Loans per academic year. An undergraduate student who has successfully completed the first and second years, but who has not successfully completed the remainder of a program of undergraduate education, may borrow up to $5,500 in Subsidized Stafford Loans per academic year.
Dependent students may borrow an additional $2,000 in Unsubsidized Stafford Loans for each year of undergraduate study. Independent students may borrow an additional $6,000 of Unsubsidized Stafford Loans for each of the first two years and an additional $7,000 for the third, fourth, and fifth year of undergraduate study. For students enrolled in programs of less than an academic year in length, the limits are generally reduced in proportion to the amount by which the programs are less than one year in length. A graduate or professional student may borrow up to $20,500 in an academic year where no more than $8,500 is representative of Subsidized Stafford Loan amounts.
The maximum aggregate amount of Subsidized Stafford and Unsubsidized Stafford Loans, including that portion of a Consolidation Loan used to repay such loans, which a dependent undergraduate student may have outstanding is $31,000 (of which only $23,000 may be Subsidized Stafford Loans). An independent undergraduate student may have an aggregate maximum of $57,500 (of which only $23,000 may be Subsidized Stafford Loans). The maximum aggregate amount of Subsidized Stafford and Unsubsidized Stafford Loans, including the portion of a Consolidation Loan used to repay such loans, for a graduate or professional student, including loans for undergraduate education, is $138,000, of which only $65,000 may be Subsidized Stafford Loans. In some instances, schools may certify loan amounts in excess of the limits, such as for certain health profession students.
Loan limits for PLUS Loans. For PLUS Loans made on or after July 1, 1993, the annual amounts of PLUS Loans are limited only by the student’s unmet need. There is no aggregate limit for PLUS Loans.
Disbursement requirements
The Higher Education Act requires that Stafford Loans and PLUS Loans be disbursed by eligible lenders in at least two separate installments. The proceeds of a loan made to any first-year undergraduate student borrowing for the first time under the program must be delivered to the student no earlier than 30 days after the enrollment period begins, with a few exceptions.
Effective February 8, 2006, the date of enactment of the Higher Education Reconciliation Act of 2005, schools with a cohort default rate of less than 10% for the three most recent fiscal years for which data is available (with the exception of foreign schools, beginning July 1, 2006) are permitted to request disbursement in single installments and are excused from the 30-day delayed delivery requirement applicable to first-time, first-year borrowers. As a result of the Higher Education Opportunity Act of 2008, these same privileges will be available effective October 1, 2011, for schools with a cohort default rate of less than 15% for the three most recent fiscal years for which data is available.

Repayment
Repayment periods. Loans made under the Federal Family Education Loan Program, other than Consolidation Loans and loans being repaid under an income-based or extended repayment schedule, must provide for repayment of principal in periodic installments over a period of not less than five nor more than ten years. A borrower may request, with concurrence of the lender, to repay the loan in less than five years with the right to subsequently extend the minimum repayment period to five years. Since the 1998 Amendments, lenders have been required to offer extended repayment schedules to new borrowers who accumulate outstanding Federal Family Education Loan Program Loans of more than $30,000, in which case the repayment period may extend up to 25 years, subject to certain minimum repayment amounts. Consolidation Loans must be repaid within maximum repayment periods which vary depending upon the principal amount of the borrower’s outstanding student loans, but may not exceed 30 years. For Consolidation Loans for which the application was received prior to January 1, 1993, the repayment period cannot exceed 25 years. Periods of authorized deferment and forbearance are excluded from the maximum repayment period. In addition, if the repayment schedule on a loan with a variable interest rate does not provide for adjustments to the amount of the monthly installment payment, the maximum repayment period may be extended for up to three years.
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
In the case of SLS, PLUS, and Consolidation Loans, the repayment period begins on the date of final disbursement of the loan, except that the borrower of a SLS Loan who also has a Stafford Loan may postpone repayment of the SLS Loan to coincide with the commencement of repayment of the Stafford Loan.
During periods in which repayment of principal is required, unless the borrower is repaying under an income-based repayment schedule, payments of principal and interest must in general be made at a rate of at least $600 per year, except that a borrower and lender may agree to a lesser rate at any time before or during the repayment period. However, at a minimum, the payments must satisfy the interest that accrues during the year. Borrowers may make accelerated payments at any time without penalty.
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
Income-based repayment schedule. Effective July 1, 2009, a borrower in the Federal Family Education Loan Program or Federal Direct Loan Program, other than a PLUS Loan made to a parent borrower or any Consolidation Loan that repaid one or more parent PLUS loans, may qualify for an income-based repayment schedule regardless of the disbursement dates of the loans if he or she has a partial financial hardship. A borrower has a financial hardship if the annual loan payment amount based on a 10-year repayment schedule exceeds 15% of the borrower’s adjusted gross income, minus 150% of the poverty line for the borrower’s actual family size. Interest will be paid by the Secretary of Education for subsidized loans for the first three years for any borrower whose scheduled monthly payment is not sufficient to cover the accrued interest. Interest will capitalize at the end of the partial financial hardship period, or when the borrower begins making payments under a standard repayment schedule. The Secretary of Education will cancel any outstanding balance after 25 years if a borrower who has made payments under this schedule meets certain criteria.
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
•
during a period not exceeding three years while the borrower is a full-time volunteer in service which the Secretary of Education has determined is comparable to service in the Peace Corp or under the Domestic Volunteer Act of 1970 with an organization which is exempt from taxation under Section 501(c)(3) of the Internal Revenue Code;

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
•
during a period not exceeding three years for any reason which has caused or will cause the borrower economic hardship. Economic hardship includes working full time and earning an amount that does not exceed the greater of the federal minimum wage or 150% of the poverty line applicable to a borrower’s family size and state of residence. Additional categories of economic hardship are based on the receipt of payments from a state or federal public assistance program, service in the Peace Corps, or until July 1, 2009, the relationship between a borrower’s educational debt burden and his or her income.

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

A borrower serving on or after October 1, 2007, may receive up to 13 months of active duty student deferment after the completion of military service if he or she meets the following conditions:
•	is a National Guard member, Armed Forces reserves member, or retired member of the Armed Forces;
•	is called or ordered to active duty; and
•	is enrolled at the time of, or was enrolled within six months prior to, the activation in a program at an eligible institution.
The active duty student deferment ends the earlier of when the borrower returns to an enrolled status, or at the end of 13 months.
PLUS Loans first disbursed on or after July 1, 2008, are eligible for the following deferment options:
•
A parent PLUS borrower, upon request, may defer the repayment of the loan during any period during which the student for whom the loan was borrowed is enrolled at least half time. Also upon request, the borrower can defer the loan for the six-month period immediately following the date on which the student for whom the loan was borrowed ceases to be enrolled at least half time, or if the parent borrower is also a student, the date after he or she ceases to be enrolled at least half time.

•
A graduate or professional student PLUS borrower may defer the loan for the six-month period immediately following the date on which he or she ceases to be enrolled at least half time. This option does not require a request and may be granted each time the borrower ceases to be enrolled at least half time.

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
Interest payments during grace, deferment, and forbearance periods. The Secretary of Education makes interest payments on behalf of the borrower for certain eligible loans while the borrower is in school and during grace and deferment periods. Interest that accrues during forbearance periods and, if the loan is not eligible for interest subsidy payments, during in-school, grace, and deferment periods, may be paid monthly or quarterly by the borrower. Any unpaid accrued interest may be capitalized by the lender.
Fees
Guarantee fee and Federal default fee. For loans for which the date of guarantee of principal is on or after July 1, 2006, a guarantee agency is required to collect and deposit into the Federal Student Loan Reserve Fund a Federal default fee in an amount equal to 1% of the principal amount of the loan. The fee is to be collected either by deduction from the proceeds of the loan or by payment from other non-Federal sources. Federal default fees may not be charged to borrowers of Consolidation Loans.
Origination fee. Beginning with loans first disbursed on or after July 1, 2006, the maximum origination fee which may be charged to a Stafford Loan borrower decreases according to the following schedule:
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

A lender may charge a lesser origination fee to Stafford Loan borrowers as long as the lender does so consistently with respect to all borrowers who reside in or attend school in a particular state. Regardless of whether the lender passes all or a portion of the origination fee on to the borrower, the lender must pay the origination fee owed on each loan it makes to the Secretary of Education.
An eligible lender is required to charge the borrower of a PLUS Loan an origination fee equal to 3% of the principal amount of the loan. This fee must be deducted proportionately from each disbursement of the PLUS Loan and must be remitted to the Secretary of Education.
Lender fee. The lender of any loan made under the Federal Family Education Loan Program is required to pay a fee to the Secretary of Education. For loans made on or after October 1, 2007, the fee is equal to 1.0% of the principal amount of such loan. This fee cannot be charged to the borrower.
Rebate fee on Consolidation Loans. The holder of any Consolidation Loan made on or after October 1, 1993, is required to pay to the Secretary of Education a monthly rebate fee. For loans made on or after October 1, 1993, from applications received prior to October 1, 1998, and after January 31, 1999, the fee is equal to 0.0875% (1.05% per annum) of the principal and accrued interest on the Consolidation Loan. For loans made from applications received during the period beginning on or after October 1, 1998, through January 31, 1999, the fee is 0.0517% (0.62% per annum).
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
3 Month Commercial Paper Rate less Applicable Interest Rate + 1.94%(4)

All other loans on or after October 1, 2007	3 Month Commercial Paper Rate less Applicable Interest Rate + 1.79%(5)

(1)	Substitute 2.5% in this formula while such loans are in-school, grace, or deferment status

(2)	Substitute 2.2% in this formula while such loans are in-school, grace, or deferment status.

(3)	Substitute 1.74% in this formula while such loans are in-school, grace, or deferment status.

(4)	Substitute 1.34% in this formula while such loans are in-school, grace, or deferment status.

(5)	Substitute 1.19% in this formula while such loans are in-school, grace, or deferment status.
PLUS, SLS, and Consolidation Loans. The formula for special allowance payments on PLUS, SLS, and Consolidation Loans are as follows:

Date of Loans	Annualized SAP Rate

On or after October 1, 1992	T-Bill Rate less Applicable Interest Rate + 3.1%

On or after January 1, 2000	3 Month Commercial Paper Rate less Applicable Interest Rate + 2.64%

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

Recapture of excess interest. The Higher Education Reconciliation Act of 2005 provides that, with respect to a loan for which the first disbursement of principal is made on or after April 1, 2006, if the applicable interest rate for any three-month period exceeds the special allowance support level applicable to the loan for that period, an adjustment must be made by calculating the excess interest and crediting such amounts to the Secretary of Education not less often than annually. The amount of any adjustment of interest for any quarter will be equal to:
•	the applicable interest rate minus the special allowance support level for the loan, multiplied by
•	the average daily principal balance of the loan during the quarter, divided by
•	four.
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
T-Bill Rate less Applicable Interest Rate + 3.5%
2
provided that the special allowance applicable to the loans may not be less than 9.5% less the Applicable Interest Rate. Special rules apply with respect to special allowance payments made on loans
•	originated or acquired with funds obtained from the refunding of tax-exempt obligations issued prior to October 1, 1993, or
•	originated or acquired with funds obtained from collections on other loans made or purchased with funds obtained from tax-exempt obligations initially issued prior to October 1, 1993.
Amounts derived from recoveries of principal on loans eligible to receive a minimum 9.5% special allowance payment may only be used to originate or acquire additional loans by a unit of a state or local government, or non-profit entity not owned or controlled by or under common ownership of a for-profit entity and held directly or through any subsidiary, affiliate or trustee, which entity has a total unpaid balance of principal equal to or less than $100,000,000 on loans for which special allowances were paid in the most recent quarterly payment prior to September 30, 2005. Such entities may originate or acquire additional loans with amounts derived from recoveries of principal until December 31, 2010. Loans acquired with the proceeds of tax-exempt obligations originally issued after October 1, 1993, receive special allowance payments made on other loans. Beginning October 1, 2006, in order to receive 9.5% special allowance payments, a lender must undergo an audit arranged by the Secretary of Education attesting to proper billing for 9.5% payments on only eligible “first generation” and “second generation” loans. First generation loans include those loans acquired using funds directly from the issuance of the tax-exempt obligation. Second-generation loans include only those loans acquired using funds obtained directly from first-generation loans. Furthermore, the lender must certify compliance of its 9.5% billing on such loans with each request for payment.
Adjustments to special allowance payments. Special allowance payments and interest subsidy payments are reduced by the amount which the lender is authorized or required to charge as an origination fee. In addition, the amount of the lender origination fee is collected by offset to special allowance payments and interest subsidy payments. The Higher Education Act provides that if special allowance payments or interest subsidy payments have not been made within 30 days after the Secretary of Education receives an accurate, timely, and complete request, the special allowance payable to the lender must be increased by an amount equal to the daily interest accruing on the special allowance and interest subsidy payments due the lender.

EXHIBIT INDEX

Exhibit
No.	Description

10.32*	Amended and Restated Aircraft Management Agreement, dated as of September 30, 2008, by and between National Education Loan Network, Inc., Duncan Aviation, Inc., and Union Financial Services, Inc.

10.33*	Amended and Restated Aircraft Joint Ownership Agreement, dated as of September 30, 2008, by and between National Education Loan Network, Inc. and Union Financial Services, Inc.

10.69*
Eighth Amendment of Amended and Restated Participation Agreement, dated as of December 24, 2008, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.).

10.70+*	Separation Agreement, dated as of August 4, 2008, by and between Raymond J. Ciarvella and Nelnet, Inc.

10.71*
Loan Purchase Agreement, dated as of November 25, 2008, by and between Nelnet Education Loan Funding, Inc., f/k/a NEBHELP, INC., a Nebraska corporation, acting, where applicable, by and through Wells Fargo Bank, National Association, not individually but as Eligible Lender Trustee for the Seller under the Warehouse Agreement or Eligible Lender Trust Agreement, and Union Bank and Trust Company, a Nebraska state bank and trust company, acting in its individual capacity and as trustee.

10.72*	Loan Servicing Agreement, dated as of November 25, 2008, by and between Nelnet, Inc. and Union Bank and Trust Company.

10.73*
Assurance Commitment Agreement, dated as of November 25, 2008, by and among Jay L. Dunlap, individually, Angie Muhleisen, individually, and Michael S. Dunlap, individually, Nelnet, Inc., Union Bank and Trust Company, and Farmers & Merchants Investment Inc.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Nelnet, Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

+	Indicates a management contract or compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K.