Form 10-Q
period 2009-03-31
NELNET INC
filed 2009-05-11
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2009, there were 38,281,812 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by a wholly owned subsidiary).

NELNET, INC.
FORM 10-Q
INDEX
March 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	As of	As of
	March 31, 2009	December 31, 2008
	(unaudited)
Assets:
Student loans receivable (net of allowance for loan losses of $48,497 and $50,922, respectively)	$25,624,337	25,413,008
Cash and cash equivalents:
Cash and cash equivalents — not held at a related party	15,070	13,129
Cash and cash equivalents — held at a related party	228,635	176,718

Total cash and cash equivalents	243,705	189,847
Restricted cash and investments	1,218,512	997,272
Restricted cash — due to customers	55,610	160,985
Accrued interest receivable	388,315	471,878
Accounts receivable (net of allowance for doubtful accounts of $1,180 and $1,005, respectively)	42,575	42,088
Goodwill	175,178	175,178
Intangible assets, net	70,900	77,054
Property and equipment, net	34,890	38,747
Other assets	106,105	113,666
Fair value of derivative instruments	133,010	175,174

Total assets	$28,093,137	27,854,897

Liabilities:
Bonds and notes payable	$27,130,406	26,787,959
Accrued interest payable	48,076	81,576
Other liabilities	187,379	179,336
Due to customers	55,610	160,985
Fair value of derivative instruments	64	1,815

Total liabilities	27,421,535	27,211,671

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 38,276,870 shares as of March 31, 2009 and 37,794,067 shares as of December 31, 2008	383	378
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,495,377 shares as of March 31, 2009 and December 31, 2008	115	115
Additional paid-in capital	106,678	103,762
Retained earnings	565,976	540,521
Employee notes receivable	(1,550)	(1,550)

Total shareholders’ equity	671,602	643,226

Commitments and contingencies
Total liabilities and shareholders’ equity	$28,093,137	27,854,897

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(unaudited)

	Three months ended March 31,
	2009	2008
Interest income:
Loan interest	$170,919	329,986
Investment interest	4,091	11,680

Total interest income	175,010	341,666
Interest expense:
Interest on bonds and notes payable	146,502	325,141

Net interest income	28,508	16,525
Less provision for loan losses	7,500	5,000

Net interest income after provision for loan losses	21,008	11,525

Other income (expense):
Loan and guaranty servicing revenue	26,471	24,661
Tuition payment processing and campus commerce revenue	15,538	13,847
Enrollment services revenue	28,771	27,222
Software services revenue	5,705	8,204
Other income	16,862	6,254
Loss on sale of loans	(206)	(47,474)
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	19,478	(16,598)

Total other income	112,619	16,116

Operating expenses:
Salaries and benefits	38,226	53,843
Other operating expenses:
Cost to provide enrollment services	17,793	15,403
Depreciation and amortization	10,083	10,834
Professional and other services	6,077	7,195
Occupancy and communications	5,354	5,841
Postage and distribution	2,868	3,581
Trustee and other debt related fees	2,656	2,390
Advertising and marketing	1,710	1,948
Impairment expense	—	18,834
Other	7,804	8,968

Total other operating expenses	54,345	74,994

Total operating expenses	92,571	128,837

Income (loss) before income taxes	41,056	(101,196)
Income tax (expense) benefit	(15,601)	31,371

Net income (loss)	$25,455	(69,825)

Earnings (loss) per share, basic and diluted	$0.52	(1.42)

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except share data)
(unaudited)

	Preferred				Class A	Class B	Additional		Employee	Total
	stock	Common stock shares		Preferred	common	common	paid-in	Retained	notes	shareholders’
	shares	Class A	Class B	stock	stock	stock	capital	earnings	receivable	equity

Balance as of December 31, 2007	—	37,980,617	11,495,377	$—	380	115	96,185	515,317	(3,118)	608,879

Comprehensive income:
Net loss	—	—	—	—	—	—	—	(69,825)	—	(69,825)

Total comprehensive income (loss)										(69,825)
Cash dividend on Class A and Class B common stock — $0.07 per share	—	—	—	—	—	—	—	(3,458)	—	(3,458)
Forfeitures of common stock, net of issuances	—	(19,780)	—	—	(1)	—	763	—	—	762
Compensation expense for stock-based awards	—	—	—	—	—	—	1,415	—	—	1,415
Repurchase of common stock	—	(48,064)	—	—	—	—	(488)	—	—	(488)
Reduction of employee notes receivable	—	—	—	—	—	—	—	—	822	822

Balance as of March 31, 2008	—	37,912,773	11,495,377	$—	379	115	97,875	442,034	(2,296)	538,107

Balance as of December 31, 2008	—	37,794,067	11,495,377	$—	378	115	103,762	540,521	(1,550)	643,226
Comprehensive income:
Net income	—	—	—	—	—	—	—	25,455	—	25,455

Total comprehensive income										25,455
Issuance of common stock, net of forfeitures	—	486,583	—	—	5	—	2,345	—	—	2,350
Compensation expense for stock based awards	—	—	—	—	—	—	607	—	—	607
Repurchase of common stock	—	(3,780)	—	—	—	—	(36)	—	—	(36)

Balance as of March 31, 2009	—	38,276,870	11,495,377	$—	383	115	106,678	565,976	(1,550)	671,602

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three months ended March 31,
	2009	2008

Net income (loss)	$25,455	(69,825)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization, including loan premiums and deferred origination costs	30,134	38,952
Provision for loan losses	7,500	5,000
Impairment expense	—	18,834
Derivative market value adjustment	52,122	(36,003)
Foreign currency transaction adjustment	(47,242)	92,937
Proceeds to terminate and/or amend derivative instruments	50	7,547
Payments to terminate and/or amend derivative instruments	(11,760)	—
Gain from purchase of unsecured debt	(8,075)	—
Loss on sale of loans	206	47,474
Deferred income tax expense (benefit)	1,323	(27,389)
Other non-cash items	1,024	3,437
Decrease in accrued interest receivable	83,563	66,778
(Increase) decrease in accounts receivable	(487)	1,332
Decrease (increase) in other assets	7,236	(11,678)
Decrease in accrued interest payable	(33,500)	(36,706)
Increase (decrease) in other liabilities	2,817	(26,027)

Net cash provided by operating activities	110,366	74,663

Cash flows from investing activities:
Originations, purchases, and consolidations of student loans, including loan premiums and deferred origination costs	(972,450)	(1,174,366)
Purchases of student loans, including loan premiums, from a related party	(13,803)	(177,788)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	734,445	424,315
Proceeds from sale of student loans	125	841,087
Proceeds from sale of student loans to a related party	20,016	—
Purchases of property and equipment, net	(62)	(1,350)
Increase in restricted cash and investments, net	(221,240)	(868,391)
Purchases of equity method investments	—	(1,718)
Business acquisition — contingent consideration	—	(18,000)

Net cash used in investing activities	(452,969)	(976,211)

Cash flows from financing activities:
Payments on bonds and notes payable	(620,595)	(550,318)
Proceeds from issuance of bonds and notes payable	1,039,942	1,459,422
(Payments) proceeds from issuance of notes payable due to a related party, net	(21,520)	11,321
Payments of debt issuance costs	(1,448)	(3,184)
Dividends paid	—	(3,458)
Proceeds from issuance of common stock	118	280
Repurchases of common stock	(36)	(488)
Payments received on employee stock notes receivable	—	398

Net cash provided by financing activities	396,461	913,973

Net increase in cash and cash equivalents	53,858	12,425

Cash and cash equivalents, beginning of period	189,847	111,746

Cash and cash equivalents, end of period	$243,705	124,171

Supplemental disclosures of cash flow information:
Interest paid	$177,210	354,904

Income taxes paid, net of refunds	$8,096	5,343

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)
1. Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2008 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain amounts from 2008 have been reclassified to conform to the current period presentation.
2. Student Loans Receivable and Allowance for Loan Losses
Student loans receivable consisted of the following:

	As of	As of
	March 31, 2009	December 31, 2008

Federally insured loans	$25,055,798	24,787,941
Non-federally insured loans	218,375	273,108

	25,274,173	25,061,049
Unamortized loan premiums and deferred origination costs	398,661	402,881
Allowance for loan losses — federally insured loans	(27,310)	(25,577)
Allowance for loan losses — non-federally insured loans	(21,187)	(25,345)

	$25,624,337	25,413,008

Federally insured allowance as a percentage of ending balance of federally insured loans	0.11%	0.10%
Non-federally insured allowance as a percentage of ending balance of non-federally insured loans	9.70%	9.28%
Total allowance as a percentage of ending balance of total loans	0.19%	0.20%
The Company has provided for an allowance for loan losses related to its student loan portfolio. Activity in the allowance for loan losses is shown below:

	Three months ended March 31,
	2009	2008

Beginning balance	$50,922	45,592
Provision for loan losses	7,500	5,000
Loans charged off, net of recoveries	(3,905)	(3,705)
Sale of loans	(6,020)	(750)

Ending balance	$48,497	46,137

Loan Sales
During 2008 and the three months ended March 31, 2009, the Company sold federally insured student loans to third parties in order to reduce the amount of student loans remaining under the Company’s multi-year committed financing facility for Federal Family Education Loan Program (“FFELP”) loans, which reduced the Company’s exposure related to certain equity support provisions included in this facility (see note 3 for additional information related to these equity support provisions).

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
On January 29, 2009, the Company sold $20.0 million (par value) of federally insured student loans to Union Bank & Trust Company (“Union Bank”), an entity under common control with the Company, resulting in the recognition of a loss of $0.2 million.
In addition, during the three month period ended March 31, 2009, the Company participated $50.5 million of non-federally insured loans to third parties. Loans participated under these agreements qualify as sales pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet. The loss on the sale of these loans was not material. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests when such loans become 60 or 90 days delinquent. As of March 31, 2009, the Company has $5.5 million accrued related to this obligation which is included in “other liabilities” in the accompanying consolidated balance sheet.
3. Bonds and Notes Payable
The following tables summarize outstanding bonds and notes payable by type of instrument:

	As of March 31, 2009
	Carrying	Interest rate
	amount	range	Final maturity

Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,387,802	0.95% – 6.90%	09/25/13 – 06/25/41
Bonds and notes based on auction or remarketing	2,667,635	0.92% – 3.75%	11/01/09 – 07/01/43

Total variable-rate bonds and notes	23,055,437

Commercial paper — FFELP facility (b)	1,369,485	0.41% – 1.37%	05/09/10
Fixed-rate bonds and notes (a)	193,362	5.30% – 6.50%	11/01/09 – 05/01/29
Unsecured fixed rate debt	440,134	5.125% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	691,500	1.04% – 1.10%	05/08/12
Department of Education Participation	1,360,159	3.08%	09/30/09
Other borrowings	20,329	0.50% – 5.10%	01/01/10 – 11/01/15

	$27,130,406

	As of December 31, 2008
	Carrying	Interest rate
	amount	range	Final maturity

Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,509,073	0.75% – 5.02%	09/25/13 – 06/25/41
Bonds and notes based on auction or remarketing	2,713,285	0.00% – 6.00%	11/01/09 – 07/01/43

Total variable-rate bonds and notes	23,222,358

Commercial paper — FFELP facility (b)	1,445,327	1.32% – 2.94%	05/09/10
Commercial paper — private loan facility (b)	95,020	2.49%	03/14/09
Fixed-rate bonds and notes (a)	202,096	5.30% – 6.68%	11/01/09 – 05/01/29
Unsecured fixed rate debt	475,000	5.125% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	691,500	0.98% – 2.41%	05/08/12
Department of Education Participation	622,170	3.37%	09/30/09
Other borrowings	34,488	1.25% – 5.47%	05/22/09 – 11/01/15

	$26,787,959

(a)	Issued in asset-backed securitizations.

(b)	Loan warehouse facilities.

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
Most of the bonds and notes payable are primarily secured by the student loans receivable, related accrued interest, and by the amounts on deposit in the accounts established under the respective bond resolutions or financing agreements. The student loan interest margin notes, included in fixed rate bonds and notes in the above tables, are secured by the rights to residual cash flows from certain variable rate bonds and notes and fixed rate notes. Certain variable rate bonds and notes and fixed rate bonds are secured by financial guaranty insurance policies or a letter of credit and reimbursement agreement issued by Municipal Bond Investors Assurance Corporation, Ambac Assurance Corporation, and State Street.
On July 31, 2008, the Company did not renew its liquidity provisions on its FFELP loan warehouse facility. Accordingly, the facility became a term facility and no new loan originations could be funded with this facility. In August 2008, the Company began to fund FFELP student loan originations for the 2008-2009 academic year pursuant to the U.S. Department of Education’s Loan Participation Program (“Participation Program”) and an existing participation agreement with Union Bank.
Loan warehouse facilities
Student loan warehousing has historically allowed the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. To support its funding needs on a short-term basis, the Company historically relied upon a multi-year committed facility for FFELP loans and a $250.0 million private loan warehouse for non-federally insured student loans.
FFELP Warehouse Facility
The Company’s multi-year committed facility for FFELP loans terminates in May 2010 and was supported by 364-day liquidity which was up for renewal on May 9, 2008. The Company obtained an extension on this renewal until July 31, 2008. On July 31, 2008, the Company did not renew the liquidity provisions of this facility. Accordingly, as of July 31, 2008, the facility became a term facility with a final maturity date of May 9, 2010. Pursuant to the terms of the agreement, since liquidity was not renewed, the Company’s cost of financing under this facility increased 10 basis points. The agreement also includes provisions which allow the banks to charge a rate equal to LIBOR plus 128.5 basis points if they choose to finance their portion of the facility with sources of funds other than their commercial paper conduit. As of March 31, 2009, the Company had $1.2 billion of student loans in the facility and $1.4 billion borrowed under the facility.
The terms and conditions of the Company’s warehouse facility for FFELP loans provides for formula based advance rates based on market conditions. While the Company does not believe that the loan valuation formula is reflective of the actual fair value of its loans, it is subject to compliance with such mark-to-formula provisions of the warehouse facility agreement. As of March 31, 2009, the Company had a cumulative amount of $206.7 million posted as equity funding support for this facility.
On March 26, 2009, the Company completed a privately placed asset-backed securitization of $294.6 million. Subsequent to March 31, 2009, the Company used the proceeds from the sale of these notes and additional funds of approximately $10 million to purchase approximately $305 million of principal and interest on student loans, which were previously financed under the Company’s FFELP warehouse facility, which allowed the Company to withdraw cash posted as equity funding support for the facility. As of May 8, 2009, the Company had $1.2 billion of student loans in the FFELP warehouse facility, $1.1 billion borrowed under the facility, and $96.6 million posted as equity funding support for the facility.
The Company continues to look at various alternatives to remove loans from the warehouse facility including other financing arrangements, using unrestricted operating cash, and/or selling loans to third parties. In addition, in January 2009, the U.S. Department of Education (“the Department”) published summary terms under which it will finance eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”). Loans eligible for the Conduit Program must be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. Funding for the Conduit Program will be provided by the capital markets at a cost based on market rates. The Conduit Program will have a term of five years. As of May 8, 2009, the Company had approximately $845 million of loans included in its FFELP warehouse facility that would be eligible for the Conduit Program.

Private Loan Warehouse Facility
On February 25, 2009, the Company paid $91.5 million on the outstanding debt of its private loan warehouse facility with operating cash and terminated the facility. Beginning in January 2008, the Company suspended private student loan originations.
Asset-backed securitizations
As part of the Company’s issuance of asset-backed securities in March 2008 and May 2008, due to credit market conditions when these notes were issued, the Company purchased the Class B subordinated notes of $36 million (par value) and $41 million (par value), respectively. These notes are not included on the Company’s consolidated balance sheet. If the credit market conditions improve, the Company anticipates selling these notes to third parties. Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. Upon sale, these notes would be shown as “bonds and notes payable” on the Company’s consolidated balance sheet. Unless there is a significant market improvement, the Company believes the market value of such notes will be less than par value. The difference between the par value and market value would be recognized by the Company as interest expense over the life of the bonds.
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
On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the extension of the Participation Program and Purchase Program from September 30, 2009 to September 30, 2010. The Department indicated that loans for the 2008-2009 academic year which are funded under the Department’s Participation Program will need to be refinanced or sold to the Department prior to September 30, 2009. On November 8, 2008, the Department announced the replication of the terms of the Participation and Purchase Program, in accordance with the October 7, 2008 legislation, which will include FFELP student loans made for the 2009-2010 academic year.
As of March 31, 2009, the Company had $1.4 billion of FFELP loans funded using the Participation Program. The Company plans to continue to use the Participation Program to fund loans originated for the 2008-2009 and 2009-2010 academic years. The Company has not yet determined if it will sell its 2008-2009 academic year loans to the Department under the Purchase Program.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day term upon termination of the participation certificate. As of March 31, 2009 and December 31, 2008, $784.3 million and $548.4 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties. Loans participated under this agreement qualify as a sale pursuant to the provisions of SFAS No. 140. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.
Unsecured Line of Credit
The Company has a $750.0 million unsecured line of credit that terminates in May 2012. As of March 31, 2009, there was $691.5 million outstanding on this line. The weighted average interest rate on this line of credit was 1.04% as of March 31, 2009. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary. The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank (“Lehman”), a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Since the bankruptcy filing, the Company has experienced funding delays from Lehman for its portion of the lending commitment under the line of credit and the Company does not expect Lehman to fund future borrowing requests. As of March 31, 2009, excluding Lehman Bank’s lending commitment, the Company has $51.2 million available for future use under its unsecured line of credit.

The line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement. The covenants include maintaining:
•	A minimum consolidated net worth

•	A minimum adjusted EBITDA to corporate debt interest (over the last four rolling quarters)

•	A limitation on subsidiary indebtedness

•	A limitation on the percentage of non-guaranteed loans in the Company’s portfolio
As of March 31, 2009, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facility.
The Company’s operating line of credit does not have any covenants related to unsecured debt ratings. However, changes in the Company’s ratings (as well as the amounts the Company borrows) have modest implications on the pricing level at which the Company obtains funding.
Unsecured Fixed Rate Debt
During the first quarter of 2009, the Company purchased $34.9 million of its 5.125% unsecured fixed rate debt with a maturity date of June 1, 2010 for $26.8 million. These transactions resulted in a gain of $8.1 million, which is included in “other income” on the Company’s consolidated statements of operations. (See note 11 for additional unsecured fixed rate debt purchases made by the Company subsequent to March 31, 2009).
4. Derivative Financial Instruments
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign currency exchange risk.
Interest Rate Risk
The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates. Because the Company generates a significant portion of its earnings from its student loan spread, the interest rate sensitivity of the balance sheet is a key profitability driver. The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities together with the Company’s outlook as to current and future market conditions. Based on those factors, the Company uses derivative instruments as part of its overall risk management strategy.
The Company issues asset-backed securities, the vast majority being variable rate, to fund its student loan assets. The variable rate debt is generally indexed to 3-month LIBOR, set by auction, or through a remarketing process. The income generated by the Company’s student loan assets is generally driven by short term indices (treasury bills, commercial paper, and certain fixed rates) that are different from those which affect the Company’s liabilities (generally LIBOR), which creates basis risk. Moreover, the Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as every quarter, and the timing of the interest rate resets on its assets, which generally occurs daily. In a declining interest rate environment, this may cause the Company’s student loan spread to compress, while in a rising rate environment, it may cause the spread to increase.
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
The Company has used derivative instruments to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities. The Company has entered into basis swaps in which the Company (i) receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements (the “Average/Discrete Basis Swaps”); and (ii) receives three-month LIBOR and pays one-month LIBOR less a spread as defined in the agreements (the “1/3 Basis Swaps”).

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
As of March 31, 2009, the Company had approximately $23.9 billion of FFELP loans indexed to three-month financial commercial paper rate and $20.4 billion of debt indexed to LIBOR. Due to the unintended consequences of government intervention in the commercial paper markets and limited issuances of qualifying financial commercial paper, the relationship between the three-month financial CP and LIBOR rates has been distorted and volatile. To address this issue, the Department announced that for purposes of calculating the FFELP loan index from October 27, 2008 to December 31, 2008, the Federal Reserve’s Commercial Paper Funding Facility rate was used for those days in which no three-month financial commercial paper rate was available. This action partially mitigated the volatility between CP and LIBOR during the fourth quarter of 2008. However, the Department did not implement a similar methodology for the first quarter of 2009, which negatively impacted the Company’s interest income earned on its student loan portfolio.
The following table summarizes the Company’s basis swaps outstanding as of March 31, 2009 and December 31, 2008 used by the Company to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities.

	As of March 31, 2009
	Notional Amount
	Average/Discrete
Maturity	Basis Swaps	1/3 Basis Swaps

2009	$1,350,000	—
2011 (a)	6,000,000	—
2018	—	1,300,000
2019	—	500,000
2021	—	250,000
2023	—	1,250,000
2024	—	250,000
2028	—	100,000

	$7,350,000	3,650,000

(a)	Certain of these derivatives have forward effective start dates of January 2010 ($1.5 billion), February 2010 ($1.5 billion), and March 2010 ($1.5 billion).

	As of December 31, 2008
	Notional Amount
	Average/Discrete
Maturity	Basis Swaps	1/3 Basis Swaps

2010	$4,500,000	—
2011	2,700,000	—
2012	2,400,000	—
2018	—	1,300,000
2023	—	1,250,000
2028	—	100,000

	$9,600,000	2,650,000

During the three months ended March 31, 2009, the Company terminated and/or amended certain basis swap agreements for net payments of $11.7 million.

Foreign Currency Exchange Risk
During 2006, the Company completed separate debt offerings of student loan asset-backed securities that included 420.5 million and 352.7 million Euro-denominated notes (the “Euro Notes”) with interest rates based on a spread to the EURIBOR index. As a result of this transaction, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The principal and accrued interest on these notes is re-measured at each reporting period and recorded on the Company’s balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of operations.
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
For the three months ended March 31, 2009, the Company recorded income of $47.2 million as a result of re-measurement of the Euro Notes and a loss of $57.1 million for the change in the fair value of the related derivative instruments. For the three months ended March 31, 2008, the Company recorded a loss of $92.9 million as a result of the re-measurement of the Euro Notes and income of $94.1 million for the change in the fair value of the related derivative instruments.
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
Accounting for Derivative Financial Instruments
The Company accounts for derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133. As a result, the change in fair value of derivative instruments is recorded in the consolidated statements of operations at each reporting date. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company’s derivatives are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of operations and resulted in an expense of $52.1 million for the three months ended March 31, 2009 and income of $36.0 million for the three months ended March 31, 2008.
Upon termination of a derivative instrument, any proceeds received or payments made by the Company are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of operations and are accounted for as a change in fair value on such derivative.
The following table summarizes the fair value of the Company’s derivatives not designated as hedging instruments under SFAS No. 133:

	Asset derivatives		Liability derivatives
	Fair value as of	Fair value as of	Fair value as of	Fair value as of
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008

Average/discrete basis swaps	$761	2,817	(31)	(1,800)
1/3 basis swaps	22,039	5,037	(33)	(15)
Cross-currency interest rate swaps	110,210	167,320	—	—

Total	$133,010	175,174	(64)	(1,815)

The following table summarizes the effect of derivative instruments in the consolidated statements of operations. All gains and losses recognized in income related to the Company’s derivative activity are included in “Derivative market value, foreign currency, and put option adjustments and derivative settlements, net”, on the consolidated statements of operations.

	Amount of gain (or loss) recognized
	in income on derivatives
Derivatives not designated	Three months ended March 31
as hedging under SFAS No. 133	2009	2008
Settlements:
Interest rate swaps	$—	(3,177)
Average/discrete basis swaps	10,022	39,573
1/3 basis swaps	10,744	884
Cross-currency interest rate swaps	3,592	3,483

Total settlements	24,358	40,763

Change in fair value:
Interest rate swaps	—	(34,871)
Average/discrete basis swaps	(286)	(26,289)
1/3 basis swaps	5,274	2,568
Cross-currency interest rate swaps	(57,110)	94,129
Other	—	466

Total change in fair value	(52,122)	36,003

Total impact to statements of operations	$(27,764)	76,766

Derivative Instruments — Credit and Market Risk
By using derivative instruments, the Company is exposed to credit and market risk.
When the fair value of a derivative instrument is negative, the Company would owe the counterparty if the derivative was settled and, therefore, has no immediate credit risk. Additionally, if the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company posts collateral may depend on the Company’s unsecured credit rating. If interest and foreign currency exchange rates move materially, the Company could be required to deposit a significant amount of collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company’s capital resources.
When the fair value of a derivative contract is positive, this generally indicates that the counterparty would owe the Company if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by the Company.
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
5. Segment Reporting
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

The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company’s chief operating decision maker, evaluates the performance of the Company’s operating segments based on their profitability. As discussed further below, management measures the profitability of the Company’s operating segments based on “base net income.” Accordingly, information regarding the Company’s operating segments is provided based on “base net income.” The Company’s “base net income” is not a defined term within generally accepted accounting principles (“GAAP”) and may not be comparable to similarly titled measures reported by other companies. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting.
Historically, the Company generated the majority of its revenue from net interest income earned in its Asset Generation and Management operating segment. In recent years, the Company has made several acquisitions that have expanded the Company’s products and services and has diversified its revenue — primarily from fee-based businesses. The Company currently offers a broad range of pre-college, in-college, and post-college products and services to students, families, schools, and financial institutions. These products and services help students and families plan and pay for their education and students plan their careers. The Company’s products and services are designed to simplify the education planning and financing process and are focused on providing value to students, families, and schools throughout the education life cycle. The Company continues to diversify its sources of revenue, including those generated from businesses that are not dependent upon government programs, thereby reducing legislative and political risk.
Fee-Based Operating Segments
Student Loan and Guaranty Servicing
The Student Loan and Guaranty Servicing segment provides for the servicing of the Company’s student loan portfolios and the portfolios of third parties and servicing provided to guaranty agencies. The servicing and business process outsourcing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company’s portfolio in addition to generating fee revenue when performed for third-party clients. The guaranty servicing, servicing support, and business process outsourcing activities include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services to guaranty agencies. The following are the primary product and service offerings the Company offers as part of its Student Loan and Guaranty Servicing segment:
•	Origination and servicing of FFELP loans
•	Origination and servicing of non-federally insured student loans
•	Servicing and support outsourcing for guaranty agencies
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
Enrollment Services
The Enrollment Services segment offers products and services that are focused on helping (i) students plan and prepare for life after high school (content management and publishing and editing services) and (ii) colleges recruit and retain students (lead generation and recruitment services). Content management products and services include online courses, admissions consulting, licensing of scholarship data, and call center services. Publishing and editing services include test preparation study guides and essay and resume editing services. Lead generation products and services include vendor lead management services and admissions lead generation. Recruitment services include pay per click marketing management, email marketing, and list marketing services.
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
Segment Results and Reconciliations to GAAP

	Three months ended March 31, 2009
	Fee-Based
	Student	Tuition							“Base net
	Loan	Payment		Software		Asset	Corporate		income”
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$66	30	—	—	96	172,587	1,427	(560)	1,460	175,010
Interest expense	—	—	—	—	—	138,594	8,468	(560)	—	146,502

Net interest income (loss)	66	30	—	—	96	33,993	(7,041)	—	1,460	28,508

Less provision for loan losses	—	—	—	—	—	7,500	—	—	—	7,500

Net interest income (loss) after provision for loan losses	66	30	—	—	96	26,493	(7,041)	—	1,460	21,008

Other income (expense):
Loan and guaranty servicing revenue	26,853	—	—	—	26,853	—	(382)	—	—	26,471
Tuition payment processing and campus commerce revenue	—	15,538	—	—	15,538	—	—	—	—	15,538
Enrollment services revenue	—	—	28,771	—	28,771	—	—	—	—	28,771
Software services revenue	875	—	—	4,830	5,705	—	—	—	—	5,705
Other income	112	—	—	—	112	4,651	12,099	—	—	16,862
Loss on sale of loans	—	—	—	—	—	(206)	—	—	—	(206)
Intersegment revenue	19,878	57	—	3,124	23,059	—	8,921	(31,980)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(4,880)	(4,880)
Derivative settlements, net	—	—	—	—	—	24,358	—	—	—	24,358

Total other income (expense)	47,718	15,595	28,771	7,954	100,038	28,803	20,638	(31,980)	(4,880)	112,619

Operating expenses:
Salaries and benefits	14,704	6,545	6,095	5,185	32,529	1,775	6,267	(2,504)	159	38,226
Cost to provide enrollment services	—	—	17,793	—	17,793	—	—	—	—	17,793
Other expenses	8,597	2,408	3,295	678	14,978	4,959	10,461	—	6,154	36,552
Intersegment expenses	9,470	623	546	645	11,284	17,876	316	(29,476)	—	—

Total operating expenses	32,771	9,576	27,729	6,508	76,584	24,610	17,044	(31,980)	6,313	92,571

Income (loss) before income taxes	15,013	6,049	1,042	1,446	23,550	30,686	(3,447)	—	(9,733)	41,056
Income tax (expense) benefit (a)	(5,705)	(2,298)	(396)	(550)	(8,949)	(11,661)	1,310	—	3,699	(15,601)

Net income (loss)	$9,308	3,751	646	896	14,601	19,025	(2,137)	—	(6,034)	25,455

(a)	Tax effect is computed at the Company’s blended, statutory federal and state rate of 38%.

	Three months ended March 31, 2008
	Fee-Based
	Student	Tuition							“Base net
	Loan	Payment		Software		Asset	Corporate		income”
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$613	765	9	—	1,387	320,358	1,197	(94)	18,818	341,666
Interest expense	—	—	1	—	1	316,015	9,219	(94)	—	325,141

Net interest income (loss)	613	765	8	—	1,386	4,343	(8,022)	—	18,818	16,525

Less provision for loan losses	—	—	—	—	—	5,000	—	—	—	5,000

Net interest income (loss) after provision for loan losses	613	765	8	—	1,386	(657)	(8,022)	—	18,818	11,525

Other income (expense):
Loan and guaranty servicing revenue	24,656	—	—	—	24,656	5	—	—	—	24,661
Tutition payment processing and campus commerce revenue	—	13,847	—	—	13,847	—	—	—	—	13,847
Enrollment services revenue	—	—	27,222	—	27,222	—	—	—	—	27,222
Software services revenue	1,452	—	37	6,715	8,204	—	—	—	—	8,204
Other income	32	—	—	—	32	4,857	1,365	—	—	6,254
Loss on sale of loans	—	—	—	—	—	(47,474)	—	—	—	(47,474)
Intersegment revenue	20,224	260	—	1,816	22,300	—	17,212	(39,512)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	466	—	—	(57,827)	(57,361)
Derivative settlements, net	—	—	—	—	—	43,527	—	—	(2,764)	40,763

Total other income (expense)	46,364	14,107	27,259	8,531	96,261	1,381	18,577	(39,512)	(60,591)	16,116

Operating expenses:
Salaries and benefits	13,998	5,430	6,523	5,168	31,119	2,224	14,591	4,613	1,296	53,843
Restructure expense- severance and contract termination costs	851	—	297	518	1,666	1,896	3,915	(7,477)	—	—
Impairment expense	5,074	—	—	—	5,074	9,351	4,409	—	—	18,834
Cost to provide enrollment services	—	—	15,403	—	15,403	—	—	—	—	15,403
Other expenses	8,487	2,060	2,760	619	13,926	5,344	13,865	1,062	6,560	40,757
Intersegment expenses	13,278	296	1,847	394	15,815	20,602	1,293	(37,710)	—	—

Total operating expenses	41,688	7,786	26,830	6,699	83,003	39,417	38,073	(39,512)	7,856	128,837

Income (loss) before income taxes	5,289	7,086	437	1,832	14,644	(38,693)	(27,518)	—	(49,629)	(101,196)
Income tax (expense) benefit (a)	(1,640)	(2,197)	(135)	(568)	(4,540)	11,995	8,531	—	15,385	31,371

Net income (loss)	$3,649	4,889	302	1,264	10,104	(26,698)	(18,987)	—	(34,244)	(69,825)

(a)	For 2008, the consolidated effective tax rate for each applicable quarterly period is used to calculate income taxes for each operating segment.
Corporate Activity and Overhead in the previous tables primarily includes the following items:
•	Income earned on certain investment activities
•	Interest expense incurred on unsecured debt transactions
•	Other products and service offerings that are not considered operating segments
•	Certain corporate activities and unallocated overhead functions related to executive management, human resources, accounting and finance, legal, marketing, and corporate technology support

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

	Student	Tuition
	Loan	Payment		Software	Asset	Corporate
	and	Processing		and	Generation	Activity
	Guaranty	and Campus	Enrollment	Technical	and	and
	Servicing	Commerce	Services	Services	Management	Overhead	Total
	Three months ended March 31, 2009

Derivative market value, foreign currency, and put option adjustments (1)	$—	—	—	—	4,880	—	4,880
Amortization of intangible assets (2)	1,079	1,887	3,042	146	—	—	6,154
Compensation related to business combinations (3)	—	—	—	—	—	159	159
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(1,460)	—	(1,460)
Net tax effect (5)	(410)	(717)	(1,157)	(55)	(1,300)	(60)	(3,699)

Total adjustments to GAAP	$669	1,170	1,885	91	2,120	99	6,034

	Three months ended March 31, 2008

Derivative market value, foreign currency, and put option adjustments (1)	$—	—	—	—	57,400	427	57,827
Amortization of intangible assets (2)	1,256	2,051	2,822	286	145	—	6,560
Compensation related to business combinations (3)	—	—	—	—	—	1,296	1,296
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(16,054)	—	(16,054)
Net tax effect (5)	(389)	(636)	(875)	(89)	(12,862)	(534)	(15,385)

Total adjustments to GAAP	$867	1,415	1,947	197	28,629	1,189	34,244

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

Prior to October 1, 2008, variable rate floor income was calculated by the Company on a statutory maximum basis. However, as a result of the disruption in the capital markets beginning in August 2007, the full benefit of variable rate floor income calculated on a statutory maximum basis has not been realized by the Company due to the widening of the spread between short term interest rate indices and the Company’s actual cost of funds. As a result of the ongoing volatility of interest rates, effective October 1, 2008, the Company changed its calculation of variable rate floor income to better reflect the economic benefit received by the Company. For the three months ended March 31, 2009 and 2008, the economic benefit received by the Company related to variable rate floor income was $1.5 million and $6.3 million, respectively. Variable rate floor income calculated on a statutory maximum basis for the three months ended March 31, 2009 and 2008 was $10.8 million and $18.8 million, respectively. Beginning October 1, 2008, the economic benefit received by the Company has been used to determine base net income.

(5)
In 2009, tax effect is computed at the Company’s blended, statutory federal and state rate of 38%. In 2008, tax effect was computed using the Company’s consolidated effective tax rate for each applicable quarterly period.

6. Intangible Assets and Goodwill
Intangible assets consist of the following:

	Weighted
	average
	remaining
	useful life as of	As of	As of
	March 31,	March 31,	December 31,
	2009	2009	2008
Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $32,033 and $29,737, respectively)	104	$48,327	50,623
Trade names (net of accumulated amortization of $6,425 and $5,478, respectively)	40	10,634	11,581
Covenants not to compete (net of accumulated amortization of $16,285 and $14,887, respectively)	17	7,337	8,735
Database and content (net of accumulated amortization of $6,010 and $5,447, respectively)	20	3,470	4,033
Computer software (net of accumulated amortization of $8,042 and $7,441, respectively)	7	960	1,561
Student lists (net of accumulated amortization of $8,197 and $7,855, respectively)	—	—	342
Other (net of accumulated amortization of $102 and $95, respectively)	83	172	179

Total — amortizable intangible assets	80 months	$70,900	77,054

The Company recorded amortization expense on its intangible assets of $6.2 million and $6.6 million for the three months ended March 31, 2009 and 2008, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of March 31, 2009, the Company estimates it will record amortization expense as follows:

2009	$16,169
2010	15,985
2011	10,031
2012	9,029
2013	6,168
2014 and thereafter	13,518

$70,900

The following table summarizes the Company’s allocation of goodwill by operating segment as of March 31, 2009 and December 31, 2008:

Tuition Payment Processing and Campus Commerce	$58,086
Enrollment Services	66,613
Software and Technical Services	8,596
Asset Generation and Management	41,883

$175,178

7. Fair Value
On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require or permit fair value measurements; it does not require new fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“SFAS No. 157-2”), which delayed the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Effective January 1, 2009, the Company adopted SFAS No. 157-2 on certain nonfinancial assets and nonfinancial liabilities, which are recorded at fair value only upon impairment.

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
•
Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose primary value drivers are observable.

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

	As of March 31, 2009
	Level 1	Level 2	Total
Assets:
Cash and cash equivalents (a)	$243,705	—	243,705
Restricted cash and investments (b)	—	1,218,512	1,218,512
Other assets (c)	4,670	4,342	9,012
Fair value of derivative instruments (d)	—	133,010	133,010

Total assets	$248,375	1,355,864	1,604,239

Liabilities:
Fair value of derivative instruments (d)	$—	64	64

Total liabilities	$—	64	64

(a)	Cash and cash equivalents includes all operating cash and investments with maturities when purchased of three months or less.

(b)
Restricted cash and investments are held by trustees in various accounts subject to use restrictions imposed by the trust indenture and consist of guaranteed investment contracts, which are classified as held-to-maturity. These investments are purchased at par value, which equals their cost as of March 31, 2009.

(c)
Other assets includes investments recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. Level 1 investments include investments traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 investments include corporate debt securities.

(d)
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

8. Shareholders’ Equity
Issuance of Class A Common Stock
In March 2009, the Company’s 2008 annual performance-based incentives awarded to management were paid in approximately 455,000 fully vested and unrestricted shares of Class A common stock issued pursuant to the Company’s Restricted Stock Plan. It is the Company’s current intention to pay future annual performance-based incentives to management, if any, in common stock issued pursuant to the Restricted Stock Plan.

9. Earnings per Common Share
Basic earnings per common share (“basic EPS”) is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during each period. SFAS No. 128, Earnings Per Share (“SFAS No. 128”), requires that nonvested restricted stock that vests solely upon continued service be excluded from basic EPS but reflected in diluted earnings per common share (“diluted EPS”) by application of the treasury stock method.
A reconciliation of weighted average shares outstanding follows:

	Three months ended March 31,
	2009	2008

Weighted average shares outstanding	49,473,953	49,444,415
Less: Nonvested restricted stock — vesting solely upon continued service	331,629	392,670

Weighted average shares outstanding used to compute basic EPS	49,142,324	49,051,745
Dilutive effect of nonvested restricted stock	192,657	—

Weighted average shares used to compute diluted EPS	49,334,981	49,051,745

No dilutive effect of nonvested restricted stock is presented for the three months ended March 31, 2008 as the Company reported a net loss and including these shares would have been antidilutive for the period. The dilutive effect of these shares if the Company had net income for the period was not significant.
10. Gain from Sale of Equity Method Investment
On September 28, 2007, the Company sold its 50% membership interests in Premiere Credit of North America, LLC (“Premiere”) for initial proceeds of $10.0 million. The Company recognized an initial gain on the sale of Premiere of $3.9 million during the three month period ended September 30, 2007. In January 2009, the Company earned $3.5 million in additional consideration as a result of the sale of Premiere. This payment represented contingent consideration that was owed to the Company if Premiere was awarded a collections contract as defined in the purchase agreement. The $3.5 million of contingent consideration is included in “other income” in the accompanying consolidated statements of operations for the three months ended March 31, 2009.
11. Recent Developments
Debt purchases
On April 7, 2009, the Company purchased $35.5 million of its 5.125% Senior Notes due 2010 (the “2010 Notes”) for a purchase price of $31.1 million which resulted in the Company recording a gain of $4.4 million in the second quarter of 2009. Subsequent to this transaction, the Company has $204.6 million of 2010 Notes outstanding.
Restructuring Charge
On May 5, 2009, the Company adopted a plan to further streamline its operations by continuing to reduce its geographic footprint and consolidate servicing operations and related support services.
Management has developed a restructuring plan that will result in lower costs and provide enhanced synergies through cross training, career development, and simplified communications. The Company will simplify its operating structure to leverage its larger facilities and technology by closing certain offices and downsizing its presence in certain geographic locations. Approximately 300 associates will be impacted by this restructuring plan. However, the majority of these functions will be relocated to the Company’s Lincoln headquarters and Denver offices. Implementation of the plan will begin immediately and is expected to be substantially complete during the second quarter of 2010.
The Company estimates that the total before-tax charge to earnings associated with this restructuring plan will consist of $4 million to $6 million in severance costs, up to $4 million in contract termination costs, and up to $6 million in non-cash charges related to the impairment of and/or the acceleration of depreciation on property and equipment.

Industry Developments
Department of Education Review
The Department of Education periodically reviews participants in the FFELP for compliance with program provisions. On June 28, 2007, the Department notified the Company that it would be conducting a review of the Company’s practices in connection with the prohibited inducement provisions of the Higher Education Act and the associated regulations that allow borrowers to have a choice of lenders. The Company understands that the Department selected several schools and lenders for review. The Company responded to the Department’s requests for information and documentation and cooperated with their review. On May 1, 2009, the Company received the Department’s preliminary program review report, which covered the Department’s review of the period from October 1, 2002 to September 30, 2007. The preliminary program review report contains certain initial findings of noncompliance with the Higher Education Act’s prohibited inducement provisions and requires that the Company provide within 30 days an explanation for the basis of the arrangements noted in the preliminary program review report. After the Company provides an explanation of the arrangements noted in the Department’s initial findings and the Department reviews such explanation and any documentation, the Department is expected to issue a final program review determination letter and advise the Company whether it intends to take any additional action. To the extent any findings are contained in the final letter, the additional action may include the assessment of fines or penalties, or the limitation, suspension, and termination of the Company’s participation in FFELP.
The Company believes that it has materially complied with the Higher Education Act’s prohibited inducement provisions and the rules, regulations, and guidance of the Department thereunder; however, it cannot predict the ultimate outcome of the Department’s review.
Legislation
On February 26, 2009, the President introduced several proposals related to the fiscal year 2010 Federal budget, including a proposal for the elimination of the FFEL Program and a recommendation that all new student loan originations be funded through the Direct Loan Program, with loan servicing to be provided by private sector companies through performance-based contracts with the Department. On April 29, 2009, Congress passed a budget resolution including the President’s proposal to eliminate the FFEL Program using the budget reconciliation procedure. In the reconciliation instructions, both the Senate Committee on Health, Education, Labor, and Pensions and the House Committee on Education and Labor shall report out for consideration by the Senate and House, respectively, no later than October 15, 2009, changes to the budget which will reduce the deficit by $1 billion for fiscal years 2009 through 2014. The resolution also includes non-binding language to maintain “a competitive private sector role in the student loan program.” On May 7, 2009, the President released the detailed fiscal year 2010 Federal budget, which the Department of Education has indicated reflects the elimination of the FFEL Program for loans originated on or after July 1, 2010.
Elimination of the FFEL Program would impact the Company’s operations and profitability by, among other things, reducing the Company’s interest revenues as a result of the inability to add new FFELP loans to the Company’s portfolio and reducing guarantee and third-party servicing fees as a result of reduced FFELP loan servicing and origination volume. Additionally, the elimination of the FFEL Program would reduce education loan software sales and related consulting fees received from lenders using the Company’s software products and services. The fair value and/or recoverability of the Company’s goodwill, intangible assets, and other long-lived assets related to these activities could be adversely affected if the FFEL Program is eliminated.
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs goodwill impairment testing annually in the fourth quarter as of a November 30 valuation date or more frequently if an event occurs or circumstances change such that there is a potential that the fair value of a reporting unit or reporting units may be below their respective carrying value.
In light of continued general downturn in the economy, the tight credit markets, the Company’s decline in market capitalization, and the uncertainty that the budget proposal creates in relation to the Company’s current business model, the Company considered its goodwill assessment as of March 31, 2009. The Company believes the estimated fair value of the Company’s reporting units is in excess of their carrying values. Accordingly, no goodwill impairment was recorded as of March 31, 2009.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three months ended March 31, 2009 and 2008. All dollars are in thousands, except per share amounts, unless otherwise noted).
The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The discussion should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Forward-looking and cautionary statements
This report contains forward-looking statements and information that are based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about the Company’s expectations and statements that assume or are dependent upon future events, are forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and changes in the terms of student loans and the educational credit marketplace arising from the implementation of, or changes in, applicable laws and regulations (including changes resulting from new laws, such as any new laws enacted to implement the Administration’s 2010 budget proposals as they relate to FFELP), which may reduce the volume, average term, special allowance payments, and yields on student loans under the FFEL Program of the Department or result in loans being originated or refinanced under non-FFEL programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; the Company’s ability to maintain its credit facilities or obtain new facilities; the ability of lenders under the Company’s credit facilities to fulfill their lending commitments under these facilities; changes to the terms and conditions of the liquidity programs offered by the Department; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; changes in prepayment rates, guaranty rates, loan floor rates, and credit spreads; the uncertain nature of estimated expenses that may be incurred and cost savings that may result from restructuring plans; incorrect estimates or assumptions by management in connection with the preparation of the consolidated financial statements; and changes in general economic conditions. Additionally, financial projections may not prove to be accurate and may vary materially. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report on Form 10-Q or unforeseen events. Although the Company may from time to time voluntarily update its prior forward-looking statements, it disclaims any commitment to do so except as required by securities laws.

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
The following provides certain events and operating activities that have impacted the financial condition and operating results of the Company during the first quarter of 2009. These items include:
•	Diversification of revenue through fee-based businesses
•	Net interest margin and derivative settlements related to the Company’s student loan portfolio
•	Decreases in operating expenses
•	Reduced exposure to liquidity risk on the Company’s FFELP warehouse facility
•	Reduced debt burden
In addition, recent proposed legislation concerning the student loan industry may impact the future financial condition and operating results of the Company.
Revenue Diversification
In recent years, the Company has expanded products and services generated from businesses that are not dependent upon government programs, thereby reducing legislative and political risk. This revenue is primarily generated from products and services offered in the Company’s Tuition Payment Processing and Campus Commerce and Enrollment Services operating segments. The only product and service offering in these segments that has been impacted by recent student loan industry developments is list marketing services. The table below includes the Company’s revenue from fee-based businesses and shows the revenue earned by the Company’s operating segments that are less dependent upon government programs, excluding list marketing services.

	Three months ended March 31,
	2009	2008	$ Change	% Change

Tuition Payment Processing and Campus Commerce	$15,568	14,612	956
Enrollment Services — Content Management and Lead Generation	27,366	24,990	2,376

Total revenue from fee-based businesses less dependent upon government programs	42,934	39,602	$3,332	8.4%

Enrollment Services — List Marketing Services	1,405	2,277
Student Loan and Guaranty Servicing	27,906	26,753
Software and Technical Services	4,830	6,715

Total revenue from fee-based businesses	$77,075	75,347

Core Student Loan Spread
The Company’s core student loan spread for the three months ended March 31, 2009 was 0.94% compared to 0.91% for the same period in 2008. Significant items impacting spread for the three months ended March 31, 2009 included:
•	Derivative settlements

•	CP/LIBOR distortion

•	Fixed rate floor income
Derivative settlements

The Company issues asset-backed securities, the vast majority being variable rate, to fund its student loan assets. The variable rate debt is generally indexed to 3-month LIBOR, set by auction, or through a remarketing process. The income generated by the Company’s student loan assets is generally driven by short term indices (treasury bills, commercial paper, and certain fixed rates) that are different from those which affect the Company’s liabilities (generally LIBOR), which creates basis risk. Moreover, the Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as every quarter, and the timing of the interest rate resets on its assets, which generally occurs daily.

The Company has used derivative instruments to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities. The Company has entered into basis swaps in which the Company (i) receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements; and (ii) receives three-month LIBOR and pays one-month LIBOR less a spread as defined in the agreements. During the three months ended March 31, 2009, the Company received $20.8 million in settlements on these derivatives.
CP/LIBOR distortion
As of March 31, 2009, the Company had $23.9 billion of FFELP loans indexed to three-month financial commercial paper rate and $20.4 billion of debt indexed to LIBOR. Due to the unintended consequences of government intervention in the commercial paper markets and limited issuances of qualifying financial commercial paper, the relationship between the three-month financial CP and LIBOR rates has been distorted and volatile. To address this issue, the Department announced that for purposes of calculating the FFELP loan index from October 27, 2008 to December 31, 2008, the Federal Reserve’s Commercial Paper Funding Facility rate was used for those days in which no three-month financial commercial paper rate was available. This action partially mitigated the volatility between CP and LIBOR during the fourth quarter of 2008. However, the Department did not implement a similar methodology for the first quarter of 2009, which negatively impacted the Company’s interest income earned on its student loan portfolio.
Fixed rate floor income

Loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. The Company generally finances its student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income. For loans where the borrower rate is fixed to term, the Company may earn floor income for an extended period of time, which the Company refers to as fixed rate floor income. During the three months ended March 31, 2009, loan interest income includes approximately $30.3 million of fixed rate floor income.

Operating Expenses
Excluding restructure and impairment charges recognized in 2008, operating expenses decreased $10.0 million, or 9.7%, for the three months ended March 31, 2009 compared to the same period in 2008. This decrease was the result of reducing costs related to the restructuring plans implemented in September 2007 and January 2008 and a continued focus by the Company on managing costs and gaining efficiencies.
Reduction in Liquidity Risk Exposure — FFELP Warehouse Facility
The terms and conditions of the Company’s multi-year committed financing facility for FFELP loans provides for formula based advance rates based on current market conditions, which require equity support to be posted to the facility. In order to reduce exposure related to these equity support provisions, the Company reduced the amount of loans included in the facility in 2009 by completing an asset-backed securities transaction of $294.6 million and selling $20.0 million in student loan assets. As of May 8, 2009, the Company had $96.6 million posted as equity funding support for this facility, as compared to $280.6 million as of December 31, 2008.
As of May 8, 2009, the Company had $1.2 billion of student loans in the FFELP warehouse facility and $1.1 billion borrowed under the facility. The Company plans to remove and/or refinance the remaining collateral in this facility by using the Department’s Conduit Program, using other financing arrangements, using unrestricted operating cash, and/or selling loans to third parties. As of May 8, 2009, the Company had approximately $845 million of loans included in its warehouse facility that would be eligible for the Conduit Program.
Reduction in Debt Burden
The Company purchased $34.9 million and $35.5 million of its 5.125% Senior Notes due 2010 for $26.8 million and $31.1 million during the first quarter of 2009 and in April 2009, respectively. These transactions resulted in the Company recognizing gains of $8.1 million and $4.4 million in the first and second quarters of 2009, respectively. Subsequent to these transactions, the Company has $204.6 million of 2010 Notes outstanding.
Legislation
On February 26, 2009, the President introduced several proposals related to the fiscal year 2010 Federal budget, including a proposal for the elimination of the FFEL Program and a recommendation that all new student loan originations be funded through the Direct Loan Program, with loan servicing to be provided by private sector companies through performance-based contracts with the Department. On April 29, 2009, Congress passed a budget resolution including the President’s proposal to eliminate the FFEL Program using the budget reconciliation procedure. In the reconciliation instructions, both the Senate Committee on Health, Education, Labor, and Pensions and the House Committee on Education and Labor shall report out for consideration by the Senate and House, respectively, no later than October 15, 2009, changes to the budget which will reduce the deficit by $1 billion for fiscal years 2009 through 2014. The resolution also includes non-binding language to maintain “a competitive private sector role in the student loan program.” On May 7, 2009, the President released the detailed fiscal year 2010 Federal budget, which the Department of Education has indicated reflects the elimination of the FFEL Program for loans originated on or after July 1, 2010.
Elimination of the FFEL Program would impact the Company’s operations and profitability by, among other things, reducing the Company’s interest revenues as a result of the inability to add new FFELP loans to the Company’s portfolio and reducing guarantee and third-party servicing fees as a result of reduced FFELP loan servicing and origination volume. Additionally, the elimination of the FFEL Program would reduce education loan software sales and related consulting fees received from lenders using the Company’s software products and services. The fair value and/or recoverability of the Company’s goodwill, intangible assets, and other long-lived assets related to these activities could be adversely affected if the FFEL Program is eliminated. As discussed previously, in recent years, the Company has expanded products and services generated from businesses that are not dependent upon the FFEL Program, thereby reducing legislative and political risk.

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
In September 2007, the College Cost Reduction and Access Act of 2007 was enacted into law. This legislation reduced the annual yield on FFELP loans originated after October 1, 2007 and should be considered when reviewing the Company’s results of operations. The Company has mitigated some of the reduction in annual yield by creating efficiencies and lowering costs, modifying borrower benefits, and reducing loan acquisition costs.
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

Other Income
The Company also earns fees and generates revenue from other sources, including loan and guaranty servicing, enrollment services, payment management activities, and fees from providing software and technical services.
Student Loan and Guaranty Servicing Revenue — Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value of loans, number of loans, or number of borrowers serviced for each customer. Guaranty servicing fees, generally, are calculated based on the number of loans serviced, volume of loans serviced, or amounts collected. Revenue is recognized when earned pursuant to applicable agreements, and when ultimate collection is assured.
Enrollment Services Revenue — Enrollment services revenue includes the sale of lists and print products, subscription-based products and services, and multiple deliverable arrangements. Revenue from the sale of lists and printed products is generally earned and recognized, net of estimated returns, upon shipment or delivery. Revenues from the sales of subscription-based products and services are recognized ratably over the term of the subscription. Subscription revenue received or receivable in advance of the delivery of services is included in deferred revenue. Revenue from multiple deliverable arrangements is recognized separately for separate units of accounting based on the units’ relative fair value.
Tuition Payment Processing and Campus Commerce Revenue - Tuition payment processing and campus commerce revenue includes actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services. Fees for these payment management services are recognized over the period in which services are provided to customers.
Software Services Revenue — Software services revenue is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products. Computer and software consulting services are recognized over the period in which services are provided to customers.
Operating Expenses
Operating expenses includes indirect costs incurred to generate and acquire student loans, costs incurred to manage and administer the Company’s student loan portfolio and its financing transactions, costs incurred to service the Company’s student loan portfolio and the portfolios of third parties, the cost to provide enrollment services, costs incurred to provide tuition payment processing, campus commerce, content management, recruitment, software and technical services to third parties, the depreciation and amortization of capital assets and intangible assets, investments in products, services, and technology to meet customer needs and support continued revenue growth, and other general and administrative expenses. The cost to provide enrollment services consists of costs incurred to provide lead generation and publishing and editing services in the Company’s Enrollment Services operating segment. Operating expenses in 2008 also includes employee termination benefits, lease termination costs, and the write-down of certain assets related to the Company’s September 2007 and January 2008 restructuring initiatives.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Net Interest Income

	Three months ended March 31,
	2009	2008	$ Change
Interest income:
Loan interest	$170,919	329,986	(159,067)
Investment interest	4,091	11,680	(7,589)

Total interest income	175,010	341,666	(166,656)
Interest expense:
Interest on bonds and notes payable	146,502	325,141	(178,639)

Net interest income	28,508	16,525	11,983
Provision for loan losses	7,500	5,000	2,500

Net interest income after provision for loan losses	$21,008	11,525	9,483

•
Net interest income increased for the three months ended March 31, 2009 compared to 2008 as a result of an increase in the Company’s core student loan spread, excluding derivative settlements, as discussed in this Item 2 under “Asset Generation and Management Operating Segment — Results of Operations.” Core student loan spread, excluding derivative settlements, was 0.56% and 0.32% for the three months ended March 31, 2009 and 2008, respectively. This increase was offset by a decrease in investment interest due to lower interest rates in 2009.

•
The provision for loan losses increased for the three months ended March 31, 2009 compared to 2008 primarily due to increases in delinquencies as a result of the continued weakening of the U.S. economy.

Other Income

	Three months ended March 31,
	2009	2008	$ Change
Loan and guaranty servicing revenue	$26,471	24,661	1,810
Tuition payment processing and campus commerce revenue	15,538	13,847	1,691
Enrollment services revenue	28,771	27,222	1,549
Software services revenue	5,705	8,204	(2,499)
Other income	16,862	6,254	10,608
Loss on sale of loans	(206)	(47,474)	47,268
Derivative market value, foreign currency, and put option adjustments	(4,880)	(57,361)	52,481
Derivative settlements, net	24,358	40,763	(16,405)

Total other income	$112,619	16,116	96,503

•
“Loan and guaranty servicing revenue” increased due to an increase in FFELP loan servicing revenue as further discussed in this Item 2 under “Student Loan and Guaranty Servicing Operating Segment — Results of Operations.”

•	“Tuition payment processing and campus commerce revenue” increased due to an increase in the number of managed tuition payment plans and an increase in campus commerce transactions processed.
•
“Enrollment services revenue” increased due to an increase in the number of lead generation transactions processed as further discussed in this Item 2 under “Enrollment Services Operating Segment — Results of Operations.”

•
“Software and technical services revenue” decreased as the result of a reduction in the number of projects for existing customers and the loss of customers due to the legislative developments in the student loan industry throughout 2008.

•
“Other income” increased for the three months ended March 31, 2009 compared to 2008 due to a gain of $8.1 million from the purchase of $34.9 million of the Company’s unsecured fixed rate debt and a $3.5 million gain related to the Company receiving a contingency payment in the first quarter of 2009 from the sale of an equity method investment.

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

Operating Expense

	Three months ended March 31,
	2009	2008	$ Change

Salaries and benefits	$38,226	47,939	(9,713)
Other expenses	54,345	54,587	(242)

Operating expenses, excluding restructure expense and impairment expense	92,571	102,526	$(9,955)

Restructure expense	—	7,477
Impairment expense	—	18,834

Total operating expenses	$92,571	128,837

Excluding restructuring and impairment charges, operating expenses decreased $10.0 million for the three months ended March 31, 2009 compared to the same period in 2008. The decrease is the result of cost savings from the September 2007 and January 2008 restructuring plans implemented by the Company. These plans resulted in the net reduction of approximately 700 positions in the Company’s overall workforce, leading to decreases in salaries and benefits and other expenses. The decrease is also a result of the Company capitalizing on the operating leverage of its business structure and strategies.
Income Taxes
The Company’s effective tax rate was 38% for the three months ended March 31, 2009, compared to 31% for the same period in 2008. The 2009 effective tax rate is normalized in comparison with the same period a year ago due to the loss incurred during the first quarter of 2008. The effective tax rate during the first quarter of 2008 was reduced by various state gross receipts taxes and other items which are not deductible for tax purposes.
Additional information on the Company’s results of operations is included with the discussion of the Company’s operating segments in this Item 2 under “Operating Segments”.
Financial Condition as of March 31, 2009 compared to December 31, 2008

	As of	As of
	March 31,	December 31,	Change
	2009	2008	Dollars	Percent
Assets:
Student loans receivable, net	$25,624,337	25,413,008	211,329	0.8%
Cash, cash equivalents, and investments	1,517,827	1,348,104	169,723	12.6
Goodwill	175,178	175,178	—	—
Intangible assets, net	70,900	77,054	(6,154)	(8.0)
Fair value of derivative instruments	133,010	175,174	(42,164)	(24.1)
Other assets	571,885	666,379	(94,494)	(14.2)

Total assets	$28,093,137	27,854,897	238,240	0.9%

Liabilities:
Bonds and notes payable	$27,130,406	26,787,959	342,447	1.3%
Fair value of derivative instruments	64	1,815	(1,751)	(96.5)
Other liabilities	291,065	421,897	(130,832)	(31.0)

Total liabilities	27,421,535	27,211,671	209,864	0.8

Shareholders’ equity	671,602	643,226	28,376	4.4

Total liabilities and shareholders’ equity	$28,093,137	27,854,897	238,240	0.9%

The Company’s total assets increased during 2009 primarily due to an increase in student loans receivable as a result of loan originations and acquisitions, net of repayments and participations as further discussed in this Item 2 under “Asset Generation and Management Operating Segment - Results of Operations.” In addition, cash, cash equivalents, and investments increased due to proceeds from the issuance of bonds and notes payable. Total liabilities increased primarily due to an increase in bonds and notes payable as a result of an increase in student loan funding obligations in order to fund the increase in the Company’s student loan portfolio.

OPERATING SEGMENTS
The Company has five operating segments as defined in SFAS No. 131 as follows: Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services, Software and Technical Services, and Asset Generation and Management. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. The accounting policies of the Company’s operating segments are the same as those described in the summary of significant accounting policies included in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Intersegment revenues are charged by a segment to another segment that provides the product or service. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.
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

Segment Results and Reconciliations to GAAP

	Three months ended March 31, 2009
	Fee-Based
	Student	Tuition							“Base net
	Loan	Payment		Software		Asset	Corporate		income”
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$66	30	—	—	96	172,587	1,427	(560)	1,460	175,010
Interest expense	—	—	—	—	—	138,594	8,468	(560)	—	146,502

Net interest income (loss)	66	30	—	—	96	33,993	(7,041)	—	1,460	28,508

Less provision for loan losses	—	—	—	—	—	7,500	—	—	—	7,500

Net interest income (loss) after provision for loan losses	66	30	—	—	96	26,493	(7,041)	—	1,460	21,008

Other income (expense):
Loan and guaranty servicing revenue	26,853	—	—	—	26,853	—	(382)	—	—	26,471
Tuition payment processing and campus commerce revenue	—	15,538	—	—	15,538	—	—	—	—	15,538
Enrollment services revenue	—	—	28,771	—	28,771	—	—	—	—	28,771
Software services revenue	875	—	—	4,830	5,705	—	—	—	—	5,705
Other income	112	—	—	—	112	4,651	12,099	—	—	16,862
Loss on sale of loans	—	—	—	—	—	(206)	—	—	—	(206)
Intersegment revenue	19,878	57	—	3,124	23,059	—	8,921	(31,980)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(4,880)	(4,880)
Derivative settlements, net	—	—	—	—	—	24,358	—	—	—	24,358

Total other income (expense)	47,718	15,595	28,771	7,954	100,038	28,803	20,638	(31,980)	(4,880)	112,619

Operating expenses:
Salaries and benefits	14,704	6,545	6,095	5,185	32,529	1,775	6,267	(2,504)	159	38,226
Costs to provide enrollment services	—	—	17,793	—	17,793	—	—	—	—	17,793
Other expenses	8,597	2,408	3,295	678	14,978	4,959	10,461	—	6,154	36,552
Intersegment expenses	9,470	623	546	645	11,284	17,876	316	(29,476)	—	—

Total operating expenses	32,771	9,576	27,729	6,508	76,584	24,610	17,044	(31,980)	6,313	92,571

Income (loss) before income taxes	15,013	6,049	1,042	1,446	23,550	30,686	(3,447)	—	(9,733)	41,056
Income tax (expense) benefit (a)	(5,705)	(2,298)	(396)	(550)	(8,949)	(11,661)	1,310	—	3,699	(15,601)

Net income (loss)	$9,308	3,751	646	896	14,601	19,025	(2,137)	—	(6,034)	25,455

(a) Tax effect is computed at the Company’s blended, statutory federal and state rate of 38%.

Three months ended March 31, 2009:
Before Tax Operating Margin	31.4%	38.7%	3.6%	18.2%	23.5%	55.5%

Three months ended March 31, 2008:
Before Tax Operating Margin	11.3%	47.6%	1.6%	21.5%	15.0%	(5,344.3)%

Before Tax Operating Margin — excluding restructure expense, impairment expense, and the loss on sale of loans	23.9%	47.6%	2.7%	27.5%	21.9%	41.6%

	Three months ended March 31, 2008
	Fee-Based
	Student	Tuition							“Base net
	Loan	Payment		Software		Asset	Corporate		income”
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$613	765	9	—	1,387	320,358	1,197	(94)	18,818	341,666
Interest expense	—	—	1	—	1	316,015	9,219	(94)	—	325,141

Net interest income (loss)	613	765	8	—	1,386	4,343	(8,022)	—	18,818	16,525

Less provision for loan losses	—	—	—	—	—	5,000	—	—	—	5,000

Net interest income (loss) after provision for loan losses	613	765	8	—	1,386	(657)	(8,022)	—	18,818	11,525

Other income (expense):
Loan and guaranty servicing revenue	24,656	—	—	—	24,656	5	—	—	—	24,661
Tuition payment processing and campus commerce revenue	—	13,847	—	—	13,847	—	—	—	—	13,847
Enrollment services revenue	—	—	27,222	—	27,222	—	—	—	—	27,222
Software services revenue	1,452	—	37	6,715	8,204	—	—	—	—	8,204
Other income	32	—	—	—	32	4,857	1,365	—	—	6,254
Loss on sale of loans	—	—	—	—	—	(47,474)	—	—	—	(47,474)
Intersegment revenue	20,224	260	—	1,816	22,300	—	17,212	(39,512)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	466	—	—	(57,827)	(57,361)
Derivative settlements, net	—	—	—	—	—	43,527	—	—	(2,764)	40,763

Total other income (expense)	46,364	14,107	27,259	8,531	96,261	1,381	18,577	(39,512)	(60,591)	16,116

Operating expenses:
Salaries and benefits	13,998	5,430	6,523	5,168	31,119	2,224	14,591	4,613	1,296	53,843
Restructure expense- severance and contract termination costs	851	—	297	518	1,666	1,896	3,915	(7,477)	—	—
Impairment expense	5,074	—	—	—	5,074	9,351	4,409	—	—	18,834
Cost to provide enrollment services	—	—	15,403	—	15,403	—	—	—	—	15,403
Other expenses	8,487	2,060	2,760	619	13,926	5,344	13,865	1,062	6,560	40,757
Intersegment expenses	13,278	296	1,847	394	15,815	20,602	1,293	(37,710)	—	—

Total operating expenses	41,688	7,786	26,830	6,699	83,003	39,417	38,073	(39,512)	7,856	128,837

Income (loss) before income taxes	5,289	7,086	437	1,832	14,644	(38,693)	(27,518)	—	(49,629)	(101,196)
Income tax (expense) benefit (a)	(1,640)	(2,197)	(135)	(568)	(4,540)	11,995	8,531	—	15,385	31,371

Net income (loss)	$3,649	4,889	302	1,264	10,104	(26,698)	(18,987)	—	(34,244)	(69,825)

(a)	For 2008, the consolidated effective tax rate for each applicable quarterly period is used to calculate income taxes for each operating segment.
Non-GAAP Performance Measures
In accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company prepares financial statements in accordance with generally accepted accounting principles. In addition to evaluating the Company’s GAAP-based financial information, management also evaluates the Company’s operating segments on a non-GAAP performance measure referred to as “base net income” for each operating segment. While “base net income” is not a substitute for reported results under GAAP, the Company relies on “base net income” to manage each operating segment because management believes these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.
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

	Student	Tuition
	Loan	Payment		Software	Asset	Corporate
	and	Processing		and	Generation	Activity
	Guaranty	and Campus	Enrollment	Technical	and	and
	Servicing	Commerce	Services	Services	Management	Overhead	Total
	Three months ended March 31, 2009

Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	4,880	—	4,880
Amortization of intangible assets	1,079	1,887	3,042	146	—	—	6,154
Compensation related to business combinations	—	—	—	—	—	159	159
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(1,460)	—	(1,460)
Net tax effect (a)	(410)	(717)	(1,157)	(55)	(1,300)	(60)	(3,699)

Total adjustments to GAAP	$669	1,170	1,885	91	2,120	99	6,034

	Three months ended March 31, 2008

Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	57,400	427	57,827
Amortization of intangible assets	1,256	2,051	2,822	286	145	—	6,560
Compensation related to business combinations	—	—	—	—	—	1,296	1,296
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(16,054)	—	(16,054)
Net tax effect (a)	(389)	(636)	(875)	(89)	(12,862)	(534)	(15,385)

Total adjustments to GAAP	$867	1,415	1,947	197	28,629	1,189	34,244

(a)
In 2009, tax effect is computed at the Company’s blended, statutory federal and state rate of 38%. In 2008, tax effect was computed using the Company’s consolidated effective tax rate for each applicable quarterly period.

Differences between GAAP and “Base Net Income”
Management’s financial planning and evaluation of operating results does not take into account the following items because their volatility and/or inherent uncertainty affect the period-to-period comparability of the Company’s results of operations. A more detailed discussion of the differences between GAAP and “base net income” follows.

Derivative market value, foreign currency, and put option adjustments: “Base net income” excludes the periodic unrealized gains and losses that are caused by the change in fair value on derivatives used in the Company’s risk management strategy in which the Company does not qualify for “hedge treatment” under GAAP. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that changes in fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria, as specified by SFAS No. 133, are met. The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative instruments primarily used by the Company include interest rate swaps, basis swaps, and cross-currency interest rate swaps. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the Company does not qualify its derivatives for “hedge treatment” as defined by SFAS No. 133, and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. The Company believes these point-in-time estimates of asset and liability values that are subject to interest rate fluctuations make it difficult to evaluate the ongoing results of operations against its business plan and affect the period-to-period comparability of the results of operations. Included in “base net income” are the economic effects of the Company’s derivative instruments, which includes any cash paid or received being recognized as an expense or revenue upon actual derivative settlements. These settlements are included in “Derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of operations.
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
In 2008, “base net income” also excluded the change in fair value of put options issued by the Company for certain business acquisitions. The put options were valued by the Company each reporting period using a Black-Scholes pricing model. Therefore, the fair value of those options were primarily affected by the strike price and term of the underlying option, the Company’s stock price, and the dividend yield and volatility of the Company’s stock. The Company believed those point-in-time estimates of value that were subject to fluctuations made it difficult to evaluate the ongoing results of operations against the Company’s business plans and affected the period-to-period comparability of the results of operations. In 2008, the Company settled all of its obligations related to these put options.
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

Prior to October 1, 2008, variable rate floor income was calculated by the Company on a statutory maximum basis. However, as a result of the disruption in the capital markets beginning in August 2007, the full benefit of variable rate floor income calculated on a statutory maximum basis has not been realized by the Company due to the widening of the spread between short term interest rate indices and the Company’s actual cost of funds. As a result of the ongoing volatility of interest rates, effective October 1, 2008, the Company changed its calculation of variable rate floor income to better reflect the economic benefit received by the Company. For the three months ended March 31, 2009 and 2008, the economic benefit received by the Company related to variable rate floor income was $1.5 million and $6.3 million respectively. Variable rate floor income calculated on a statutory maximum basis for the three months ended March 31, 2009 and 2008 was $10.8 million and $18.8 million, respectively. Beginning October 1, 2008, the economic benefit received by the Company has been used to determine base net income.
STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT — RESULTS OF OPERATIONS
The Student Loan and Guaranty Servicing operating segment provides for the servicing of the Company’s student loan portfolios and the portfolios of third parties and servicing provided to guaranty agencies. The servicing and business process outsourcing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company’s portfolio in addition to generating fee revenue when performed for third-party clients. The guaranty servicing, servicing support, and business process outsourcing activities include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services to guaranty agencies.
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
Student Loan Servicing Volumes

	As of			As of
	March 31,			December 31,
	2009			2008
	Dollar		Percent	Dollar	Percent
	(dollars in millions)

Company	$25,064	(a)	69.3%	$24,596	68.5%
Third Party	11,119	(b)	30.7	11,293	31.5

	$36,183		100.0%	$35,889	100.0%

(a)
Approximately $1.5 billion of these loans were disbursed on or after May 1, 2008 and are eligible to be sold to the Department of Education pursuant to its Purchase Commitment Program. The Department obtains all rights to service loans which it purchases as part of this program.

(b)
Approximately $1.0 billion of these loans were disbursed on or after May 1, 2008 and may be eligible to be sold to the Department of Education pursuant to its Purchase Commitment Program. The Department obtains all rights to service loans which it purchases as part of this program. The Company has currently received notification from third party servicing customers of their intent to sell approximately $470 million to the Department prior to the September 30, 2009 deadline.

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

	Three months ended March 31,
	2009	2008	$ Change
Net interest income after the provision for loan losses	$66	613	(547)
Loan and guaranty servicing revenue	26,853	24,656	2,197
Software services revenue	875	1,452	(577)
Other income	112	32	80
Intersegment revenue	19,878	20,224	(346)

Total other income	47,718	46,364	1,354

Salaries and benefits	14,704	13,998	706
Restructure expense — severance and contract termination costs	—	851	(851)
Impairment expense	—	5,074	(5,074)
Other expenses	8,597	8,487	110
Intersegment expenses	9,470	13,278	(3,808)

Total operating expenses	32,771	41,688	(8,917)

“Base net income” before income taxes	15,013	5,289	9,724
Income tax expense	(5,705)	(1,640)	(4,065)

“Base net income”	$9,308	3,649	5,659

Before Tax Operating Margin	31.4%	11.3%

Before Tax Operating Margin — excluding restructure and impairment expense	31.4%	23.9%
Net interest income after the provision for loan losses. Investment income decreased as a result of decreases in interest rates on cash held in 2009 compared to 2008.
Loan and guaranty servicing revenue. Loan and guaranty servicing revenue for the three months ended March 31, 2009 increased from the same period in 2008 as follows:

	Three months ended March 31,
	2009	2008	$ Change	% Change

Origination and servicing of FFEL Program loans	$15,786	12,279	3,507	28.6%

Origination and servicing of non-federally insured student loans	1,872	2,271	(399)	(17.6)

Servicing and support outsourcing for guaranty agencies	9,195	10,106	(911)	(9.0)

Loan and guaranty servicing income to external parties	$26,853	24,656	2,197	8.9%

•	FFELP loan servicing revenue increased due to deconversion revenue recognized during the three months ended March 31, 2009 and the favorable resolution of a servicing contract.
•	Non-federally insured loan servicing revenue decreased due to a significant customer ceasing to originate non-federally insured loans.
•	Servicing and support outsourcing for guaranty agencies decreased due to a decline in collections revenue related to the decrease in sales of rehabilitated loans.

Operating expenses. Excluding restructure and impairment charges, operating expenses decreased $3.0 million for the three months ended March 31, 2009 compared to the same period in 2008 as a result of ongoing cost savings from the Company’s September 2007 and January 2008 restructuring plans.
TUITION PAYMENT PROCESSING AND CAMPUS COMMERCE OPERATING SEGMENT — RESULTS OF OPERATIONS
The Tuition Payment Processing and Campus Commerce operating segment provides products and services to help institutions and education seeking families manage the payment of education costs during the pre-college and college stages of the education life cycle. The Company provides actively managed tuition payment solutions, online payment processing, detailed information reporting, financial needs analysis, and data integration services to K-12 and higher educational institutions, families, and students. In addition, the Company provides customer-focused electronic transactions, information sharing, and account and bill presentment to colleges and universities.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008

	Three months ended March 31,
	2009	2008	$ Change
Net interest income after the provision for loan losses	$30	765	(735)
Tuition payment processing and campus commerce revenue	15,538	13,847	1,691
Intersegment revenue	57	260	(203)

Total other income	15,595	14,107	1,488

Salaries and benefits	6,545	5,430	1,115
Other expenses	2,408	2,060	348
Intersegment expenses	623	296	327

Total operating expenses	9,576	7,786	1,790

“Base net income” before income taxes	6,049	7,086	(1,037)
Income tax expense	(2,298)	(2,197)	(101)

“Base net income”	$3,751	4,889	(1,138)

Before Tax Operating Margin	38.7%	47.6%
Net interest income after the provision for loan losses. Investment income decreased as a result of decreases in interest rates on cash held in 2009 compared to 2008.
Tuition payment processing and campus commerce revenue. Tuition payment processing and campus commerce revenue increased for the three months ended March 31, 2009 compared to the same period in 2008 as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce transactions processed.
Operating expenses. Operating expenses increased for the three months ended March 31, 2009 compared to the same period in 2008 as a result of incurring additional costs associated with salaries and benefits, as well as other expenses, to support the increase in the number of managed tuition payment plans and campus commerce transactions. In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings. These investments increased operating expenses for the three months ended March 31, 2009 compared to the same period in 2008.

ENROLLMENT SERVICES OPERATING SEGMENT — RESULTS OF OPERATIONS
The Enrollment Services segment offers products and services that are focused on helping (i) students plan and prepare for life after high school (content management and publishing and editing services) and (ii) colleges recruit and retain students (lead generation and recruitment services). Content management products and services include online courses, admissions consulting, licensing of scholarship data, and call center services. Publishing and editing services include test preparation study guides and essay and resume editing services. Lead generation products and services include vendor lead management services and admissions lead generation. Recruitment services include pay per click marketing management, email marketing, and list marketing services.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008

	Three months ended March 31,
	2009	2008	$ Change
Net interest income after the provision for loan losses	$—	8	(8)
Enrollment services revenue	28,771	27,222	1,549
Software services revenue	—	37	(37)

Total other income	28,771	27,259	1,512

Salaries and benefits	6,095	6,523	(428)
Restructure expense — severance and contract termination costs	—	297	(297)
Cost to provide enrollment services	17,793	15,403	2,390
Other expenses	3,295	2,760	535
Intersegment expenses	546	1,847	(1,301)

Total operating expenses	27,729	26,830	899

“Base net income” before income taxes	1,042	437	605
Income tax expense	(396)	(135)	(261)

“Base net income”	$646	302	344

Before Tax Operating Margin	3.6%	1.6%

Before Tax Operating Margin — excluding restructure expense	3.6%	2.7%

Enrollment services revenue, cost to provide enrollment services, and gross profit.

	Three months ended March 31, 2009
		Publishing		Content
		and		management
	Lead	editing		and recruitment
	generation (a)	services (b)	Subtotal	services (c)	Total

Enrollment services revenue	$21,070	2,851	23,921	4,850	28,771

Cost to provide enrollment services	16,579	1,214	17,793

Gross profit	$4,491	1,637	6,128

Gross profit %	21.3%	57.4%	25.6%

	Three months ended March 31, 2008
		Publishing		Content
		and		management
	Lead	editing		and recruitment
	generation (a)	services (b)	Subtotal	services (c)	Total

Enrollment services revenue	$17,438	3,581	21,019	6,203	27,222

Cost to provide enrollment services	13,861	1,542	15,403

Gross profit	$3,577	2,039	5,616

Gross profit %	20.5%	56.9%	26.7%

(a)	Lead generation revenue, and the related costs, increased for the three months ended March 31, 2009 compared to the same period in 2008 as a result of an increase in lead generation services volume.

(b)	Publishing and editing services revenue, and the related costs, decreased for the three months ended March 31, 2009 compared to the same period in 2008 due to economic conditions.

(c)
Content management and recruitment services revenue decreased for the three months ended March 31, 2009 compared to the same period in 2008 due to economic conditions, the strategic realignment of products, and the impacts of legislative developments in the student loan industry on list marketing services.

Operating expenses. Excluding restructure charges and the cost to provide enrollment services, operating expenses decreased $1.2 million, or 10.7%, for the three months ended March 31, 2009 compared to the same period in 2008, as a result of continued focus on cost efficiencies.

SOFTWARE AND TECHNICAL SERVICES OPERATING SEGMENT — RESULTS OF OPERATIONS
The Software and Technical Services operating segment develops student loan servicing software, which is used internally by the Company and also licensed to third-party student loan holders and servicers. This segment also provides information technology products and services, with core areas of business in educational loan software solutions, business intelligence, technical consulting services, and Enterprise Content Management solutions.
Many of the Company’s external customers receiving services in this segment have been negatively impacted as a result of the passage of the College Cost Reduction Act and the recent disruption in the capital markets. This impact could decrease the demand for products and services and affect this segment’s future revenue and profit margins.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008

	Three months ended March 31,
	2009	2008	$ Change
Software services revenue	$4,830	6,715	(1,885)
Intersegment revenue	3,124	1,816	1,308

Total other income	7,954	8,531	(577)

Salaries and benefits	5,185	5,168	17
Restructure expense — severance and contract termination costs	—	518	(518)
Other expenses	678	619	59
Intersegment expenses	645	394	251

Total operating expenses	6,508	6,699	(191)

“Base net income” before income taxes	1,446	1,832	(386)
Income tax expense	(550)	(568)	18

“Base net income”	$896	1,264	(368)

Before Tax Operating Margin	18.2%	21.5%

Before Tax Operating Margin — excluding restructure expense	18.2%	27.5%
Software services revenue. Software services revenue decreased for the three months ended March 31, 2009 compared to the same period in 2008 as the result of a reduction in the number of projects for existing customers and the loss of customers due to the legislative developments in the student loan industry throughout 2008 and 2009.
Intersegment revenue. Intersegment revenue increased for the three months ended March 31, 2009 compared to the same period in 2008 as a result of an increase in the number of projects for internal customers.
Operating expenses. Excluding restructure expense, operating expenses increased $0.3 million as the Company continues to invest in new products and services to meet customer needs and expand product and service offerings. These investments increased 2009 operating expenses compared to 2008.

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
Student Loan Portfolio
The tables below outline the components of the Company’s student loan portfolio:

	As of March 31, 2009
			Originated	Originated	Originated
			prior to	between 10/1/07	on or after
	Total		10/1/07	and 6/3/08 (a)	6/4/2008 (b)

Federally insured:
Stafford	$8,076,074	31.5%	6,462,137	407,777	1,209,160
PLUS/SLS	581,084	2.3%	397,058	46,893	137,133
Consolidation	16,398,640	63.9%	16,240,696	157,944	—

Total federally insured	25,055,798	97.7%	23,099,891	609,614	1,346,293

	100.0%		92.2%	2.4%	5.4%

Non-federally insured	218,375	0.9%

Total student loans receivable (gross)	25,274,173	98.6%

Unamortized premiums and deferred origination costs	398,661	1.6%
Allowance for loan losses:
Federally insured	(27,310)	(0.1%)
Non-federally insured	(21,187)	(0.1%)

Total student loans receivable (net)	$25,624,337	100.0%

	As of December 31, 2008
			Originated	Originated	Originated
			prior to	between 10/1/07	on or after
	Total		10/1/07	and 6/3/08 (a)	6/4/2008 (b)

Federally insured:
Stafford	$7,602,568	29.9%	6,641,817	390,658	570,093
PLUS/SLS	527,670	2.1%	412,142	48,346	67,182
Consolidation	16,657,703	65.5%	16,614,950	42,753	—

Total federally insured	24,787,941	97.5%	23,668,909	481,757	637,275

	100.0%		95.5%	1.9%	2.6%

Non-federally insured	273,108	1.1%

Total student loans receivable (gross)	25,061,049	98.6%

Unamortized premiums and deferred origination costs	402,881	1.6%
Allowance for loan losses:
Federally insured	(25,577)	(0.1%)
Non-federally insured	(25,345)	(0.1%)

Total student loans receivable (net)	$25,413,008	100.0%

(a)	Federally insured student loans originated on or after October 1, 2007 earn a reduced annual yield as a result of the enactment of the College Cost Reduction and Access Act of 2007 in September 2007.

(b)
Federally insured student loans originated by the Company on or after June 4, 2008 are eligible to be participated and sold to the Department under the Department’s Participation and Purchase Commitment Programs.

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

The following table sets forth the activity of loans originated or acquired through each of the Company’s channels:

	Three months ended March 31,
	2009	2008

Beginning balance	$25,061,049	26,329,213
Direct channel:
Consolidation loan originations	—	65,745
Less consolidation of existing portfolio	—	(27,459)

Net consolidation loan originations	—	38,286
Stafford/PLUS loan originations	541,592	421,101
Branding partner channel	412,313	473,378
Forward flow channel	—	318,844
Other channels	13,805	55,922

Total channel acquisitions	967,710	1,307,531

Repayments, claims, capitalized interest, participations, and other	(628,927)	(299,800)
Consolidation loans lost to external parties	(105,518)	(129,418)
Loans sold	(20,141)	(860,172)

Ending balance	$25,274,173	26,347,354

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
On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the extension of the Participation Program and Purchase Program from September 30, 2009 to September 30, 2010. The Department indicated that loans for the 2008-2009 academic year which are funded under the Department’s Participation Program will need to be refinanced or sold to the Department prior to September 30, 2009. On November 8, 2008, the Department announced the replication of the terms of the Participation and Purchase Program, in accordance with the October 7, 2008 legislation, which will include FFELP student loans made for the 2009-2010 academic year.
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

	Three months ended March 31,
	2009	2008

Balance at beginning of period	$50,922	45,592
Provision for loan losses:
Federally insured loans	5,500	3,500
Non-federally insured loans	2,000	1,500

Total provision for loan losses	7,500	5,000
Charge-offs, net of recoveries:
Federally insured loans	(3,247)	(3,322)
Non-federally insured loans	(658)	(383)

Net charge-offs	(3,905)	(3,705)
Sale of federally insured loans	(520)	(750)
Sale of non-federally insured loans	(5,500)	—

Balance at end of period	$48,497	46,137

Allocation of the allowance for loan losses:
Federally insured loans	$27,310	23,962
Non-federally insured loans	21,187	22,175

Total allowance for loan losses	$48,497	46,137

Net loan charge-offs as a percentage of average student loans	0.062%	0.055%
Total allowance as a percentage of average student loans	0.192%	0.172%
Total allowance as a percentage of ending balance of student loans	0.192%	0.175%
Non-federally insured allowance as a percentage of the ending balance of non-federally insured loans	9.702%	7.827%
Average student loans	$25,265,903	26,859,328
Ending balance of student loans	25,274,173	26,347,354
Ending balance of non-federally insured loans	218,375	283,308
Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company’s student loan delinquency amounts:

	As of March 31, 2009		As of December 31, 2008
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment(1)	$8,003,584		$7,374,602
Loans in forebearance(2)	2,351,413		2,484,478
Loans in repayment status:
Loans current	12,877,869	87.6%	13,169,101	88.2%
Loans delinquent 31-60 days(3)	522,221	3.6	536,112	3.6
Loans delinquent 61-90 days(3)	337,362	2.3	240,549	1.6
Loans delinquent 91 days or greater(4)	963,349	6.6	983,099	6.6

Total loans in repayment	14,700,801	100.0%	14,928,861	100.0%

Total federally insured loans	$25,055,798		$24,787,941

Non-Federally Insured Loans:
Loans in-school/grace/deferment(1)	$66,520		$84,237
Loans in forebearance(2)	7,172		9,540
Loans in repayment status:
Loans current	136,056	94.0%	169,865	94.7%
Loans delinquent 31-60 days(3)	3,455	2.4	3,315	1.8
Loans delinquent 61-90 days(3)	2,135	1.5	1,743	1.0
Loans delinquent 91 days or greater(4)	3,037	2.1	4,408	2.5

Total loans in repayment	144,683	100.0%	179,331	100.0%

Total non-federally insured loans	$218,375		$273,108

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

Student Loan Spread Analysis
The following table analyzes the student loan spread on the Company’s portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

	Three months ended March 31,
	2009	2008
Variable student loan yield	3.26%	5.92%
Consolidation rebate fees	(0.71)	(0.74)
Premium and deferred origination costs amortization	(0.30)	(0.38)

Variable student loan net yield	2.25	4.80
Student loan cost of funds — interest expense	(2.16)	(4.55)
Student loan cost of funds — derivative settlements	0.38	0.59

Variable student loan spread	0.47	0.84
Variable-rate floor income, net of settlements on derivatives (a)	(0.02)	(0.06)
Fixed rate floor contribution	0.49	0.13

Core student loan spread	0.94%	0.91%

Average balance of student loans	$25,265,903	26,859,328
Average balance of debt outstanding	25,764,285	27,828,890

(a)
As a result of the ongoing volatility of interest rates, effective October 1, 2008, the Company changed its calculation of variable rate floor income to better reflect the economic benefit received by the Company. For the three months ended March 31, 2009 and 2008, the economic benefit received by the Company related to variable rate floor income was $1.5 million and $6.3 million, respectively. Variable rate floor income calculated on a statutory maximum basis for the three months ended March 31, 2009 and 2008 was $10.8 million and $18.8 million, respectively. Beginning October 1, 2008, and for presentation of prior periods, the economic benefit received by the Company has been used to determine core student loan spread. For the student loan spread analysis shown above, variable-rate floor income for prior periods was changed to reflect the economic benefit to conform to the current period presentation.

The increase in the Company’s core student loan spread during the three months ended March 31, 2009 compared to 2008 was the result of the following items:
•
The amortization of loan premiums and deferred origination costs, which is a reduction to core student loan spread, decreased as a result of reduced costs to acquire or originate loans and a decrease in the yield earned on student loans.

•
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating fixed rate floor income which is included in its core student loan spread. Due to lower interest rates in the three-month period ended March 31, 2009 compared to the same period in 2008, the Company received additional fixed rate floor income on a portion of its student loan portfolio. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk” for additional information.

The increases in the Company’s core student loan spread were offset by the following items:
•
The passage of the College Cost Reduction Act has reduced the yield on all FFELP loans originated after October 1, 2007. As of March 31, 2009, 7.8% of the Company’s federally insured student loan portfolio was originated after October 1, 2007 as compared to 2.4% as of March 31, 2008.

•
Historically, the movement of the various interest rate indices received on the Company’s student loan assets and paid on the debt to fund such loans was highly correlated. The short term movement of the indices was dislocated beginning in August 2007. This dislocation had a negative impact on the Company’s student loan net interest income during the first quarter of 2008. Due to the unintended consequences of government intervention in the commercial paper markets and limited issuances of qualifying financial commercial paper, the relationship between the three-month financial CP and LIBOR rates has continued to widen. To address this issue, the Department announced that for purposes of calculating the FFELP loan index from October 27, 2008 to December 31, 2008, the Federal Reserve’s Commercial Paper Funding Facility rate was used for those days in which no three-month financial commercial paper rate was available. This action partially mitigated the volatility between CP and LIBOR for the three-month period ended on December 31, 2008. However, the Department of Education did not make a similar adjustment for the first quarter of 2009 — which negatively impacted the Company’s net interest income for the three month period ended March 31, 2009.

•
The spread to LIBOR on asset-backed securities transactions has increased significantly since August 2007. The Company issued $4.4 billion of notes in asset-backed securities transactions ($1.2 billion in March 2008, $1.9 billion in April 2008, and $1.3 billion in May 2008) in 2008 and an additional $0.3 billion in March 2009. Prior to completing these asset-backed securities transactions, these loans were funded in the Company’s FFELP warehouse facility in which the cost of funds were lower than the asset-backed securities transactions.

•
The interest rate on the principal amount of participation interests outstanding under the Department’s Participation Program is based on a rate of commercial paper plus 50 basis points, which is set a quarter in arrears, while the earnings on the student loans is based primarily on the daily average financial commercial paper index calculated on the current fiscal quarter. Due to a declining interest rate environment during the three months ended March 31, 2009, the Company’s core student loan spread was compressed due to the mismatch in the timing of these rate resets.

•
The Company has used derivative instruments to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities. The Company has entered into basis swaps in which the Company (i) receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements; and (ii) receives three-month LIBOR and pays one-month LIBOR less a spread as defined in the agreements. Due to the significant drop in interest during the first quarter of 2008, the Company received more settlements on its Average/Discrete Basis Swaps in the first quarter of 2008 compared to the same period in 2009.

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

	Three months ended March 31,
	2009	2008	$ Change
Net interest income (loss) after provision for loan losses	$26,493	(657)	27,150

Loan and guaranty servicing revenue	—	5	(5)
Other income	4,651	4,857	(206)
Loss on sale of loans	(206)	(47,474)	47,268
Derivative market value, foreign currency, and put option adjustments	—	466	(466)
Derivative settlements, net	24,358	43,527	(19,169)

Total other income	28,803	1,381	27,422

Salaries and benefits	1,775	2,224	(449)
Restructure expense — severance and contract termination costs	—	1,896	(1,896)
Impairment expense	—	9,351	(9,351)
Other expenses	4,959	5,344	(385)
Intersegment expenses	17,876	20,602	(2,726)

Total operating expenses	24,610	39,417	(14,807)

“Base net income (loss)” before income taxes	30,686	(38,693)	69,379
Income tax (expense) benefit	(11,661)	11,995	(23,656)

“Base net income (loss)”	$19,025	(26,698)	45,723

Before Tax Operating Margin	55.5%	(5,344.3%)

Before Tax Operating Margin — excluding restructure expense, impairment expense, and loss on sale of loans	55.5%	41.6%

Net interest income (loss) after provision for loan losses

	Three months ended March 31,		Change
	2009	2008	Dollars	Percent

Loan interest	$232,589	386,426	(153,837)	(39.8)%
Consolidation rebate fees	(44,478)	(49,854)	5,376	10.8
Amortization of loan premiums and deferred origination costs	(18,651)	(25,404)	6,753	26.6

Total loan interest	169,460	311,168	(141,708)	(45.5)
Investment interest	3,128	9,190	(6,062)	(66.0)

Total interest income	172,588	320,358	(147,770)	(46.1)

Interest on bonds and notes payable	138,034	315,921	(177,887)	(56.3)
Intercompany interest	561	94	467	496.8
Provision for loan losses	7,500	5,000	2,500	50.0

Net interest income (loss) after provision for loan losses	$26,493	(657)	27,150	4,132.4%

•
Loan interest income decreased $153.8 million as a result of a decrease in the average student loan portfolio of $1.6 billion, or 5.9%, and a decrease in the yield earned on student loans due to a decrease in interest rates for the three months ended March 31, 2009 compared to the same period in 2008.

•	Consolidation rebate fees decreased due to the $1.9 billion, or 10.4%, decrease in the average consolidation portfolio.
•	The amortization of loan premiums and deferred origination costs decreased as a result of reduced costs to acquire or originate loans and a decrease in the yield earned on student loans.
•	Investment income decreased as a result of lower interest rates in the first quarter of 2009 as compared to the same period in 2008.
•
Interest expense decreased as a result of a decrease in interest rates on the Company’s variable rate debt which lowered the Company’s cost of funds (excluding net derivative settlements) to 2.16% for the three months ended March 31, 2009 compared to 4.55% for the same period a year ago. In addition, average debt decreased by $2.1 billion, or 7.4%, for the three months ended March 31, 2009 compared to the same period in 2008.

•
The provision for loan losses increased for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to increases in delinquencies as a result of the continued weakening of the U.S. economy.

Loss on sale of loans. The Company sold student loan portfolios to third parties in 2008 and 2009 in order to reduce the amount of student loans remaining under the Company’s multi-year committed financing facility for FFELP loans, which reduced the Company’s exposure related to certain equity support provisions included in this facility. On January 29, 2009, the Company sold $20.0 million (par value) of federally insured student loans resulting in the recognition of a loss of $0.2 million. On March 31, 2008, the Company sold $857.8 million (par value) of federally insured student loans resulting in the recognition of a loss of $30.4 million. In addition, on April 8, 2008, the Company sold $428.6 million (par value) of federally insured student loans. The portfolio of student loans sold on April 8, 2008 was presented as “held for sale” on the March 31, 2008 consolidated balance sheet and was valued at the lower of cost or fair value. The Company recognized a loss of $17.1 million during the three month period ended March 31, 2008 as a result of marking these loans to fair value.
Derivative settlements, net. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133. Derivative settlements for each applicable period should be evaluated with the Company’s net interest income. For more information on the Company’s derivatives, see note 4 in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Operating expenses. Excluding restructure and impairment charges, operating expenses decreased $3.6 million, or 12.6%, for the three months ended March 31, 2009 compared to same period in 2008. This decrease is a result of the September 2007 and January 2008 restructuring plans.

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
The following table summarizes the Company’s bonds and notes outstanding as of March 31, 2009:

	Carrying	Interest rate
	amount	range	Final maturity

Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,387,802	0.95% – 6.90%	09/25/13 – 6/25/41
Bonds and notes based on auction or remarketing	2,667,635	0.92% – 3.75%	11/01/09 – 07/01/43

Total variable-rate bonds and notes	23,055,437

Commercial paper — FFELP facility (b)	1,369,485	0.41% – 1.37%	05/09/10
Fixed-rate bonds and notes (a)	193,362	5.30% – 6.50%	11/01/09 – 05/01/29
Unsecured fixed rate debt	440,134	5.125% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	691,500	1.04% – 1.10%	05/08/12
Department of Education Participation	1,360,159	3.08%	09/30/09
Other borrowings	20,329	0.50% – 5.10%	01/10/10 – 11/01/15

	$27,130,406

(a)	Issued in asset-backed securitizations.

(b)	Loan warehouse facilities.
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
Historically, the Company funded new loan originations using loan warehouse facilities and asset-backed securitizations. Student loan warehousing has historically allowed the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. In July 2008, the Company did not renew its liquidity provisions on its FFELP warehouse facility. Accordingly, the facility became a term facility and no new loan originations could be funded with this facility. In August 2008, the Company began funding FFELP Stafford and PLUS student loan originations for the 2008-2009 academic year pursuant to the Department’s Loan Participation Program and a participation agreement with Union Bank.

Loan warehouse facilities
Student loan warehousing has historically allowed the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. The Company has historically relied upon two conduit warehouse loan financing vehicles to support its funding needs on a short-term basis: a multi-year committed facility for FFELP loans and a $250.0 million private loan warehouse for non-federally insured student loans.
FFELP Warehouse Facility
The Company’s multi-year committed facility for FFELP loans terminates in May 2010 and was supported by 364-day liquidity which was up for renewal on May 9, 2008. The Company obtained an extension on this renewal until July 31, 2008. On July 31, 2008, the Company did not renew the liquidity provisions of this facility. Accordingly, as of July 31, 2008, the facility became a term facility with a final maturity date of May 9, 2010. Pursuant to the terms of the agreement, since liquidity was not renewed, the Company’s cost of financing under this facility increased 10 basis points. The agreement also includes provisions which allow the banks to charge a rate equal to LIBOR plus 128.5 basis points if they choose to finance their portion of the facility with sources of funds other than their commercial paper conduit. As of March 31, 2009, the Company had $1.2 billion of student loans in the facility and $1.4 billion borrowed under the facility.
The terms and conditions of the Company’s warehouse facility for FFELP loans provides for formula based advance rates based on market conditions. While the Company does not believe that the loan valuation formula is reflective of the actual fair value of its loans, it is subject to compliance with such mark-to-formula provisions of the warehouse facility agreement. As of March 31, 2009, the Company had a cumulative amount of $206.7 million posted as equity funding support for this facility.
On March 26, 2009, the Company completed a privately placed asset-backed securitization of $294.6 million. Subsequent to March 31, 2009, the Company used the proceeds from the sale of these notes and additional funds of approximately $10 million to purchase approximately $305 million of principal and interest on student loans, which were previously financed under the Company’s FFELP warehouse facility, which allowed the Company to withdraw cash posted as equity funding support for the facility. As of May 8, 2009, the Company had $1.2 billion of student loans in the FFELP warehouse facility, $1.1 billion borrowed under the facility, and $96.6 million posted as equity funding support for the facility.
The Company continues to look at various alternatives to remove loans from the warehouse facility including other financing arrangements, using unrestricted operating cash, and/or selling loans to third parties. In addition, in January 2009, the Department published summary terms under which it will finance eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”). Loans eligible for the Conduit Program must be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. Funding for the Conduit Program will be provided by the capital markets at a cost based on market rates. The Conduit Program will have a term of five years. As of May 8, 2009, the Company had approximately $845 million of loans included in its FFELP warehouse facility that would be eligible for the Conduit Program.
Private Loan Warehouse Facility
On February 25, 2009, the Company paid $91.5 million on the debt of its private loan warehouse facility with operating cash and terminated the facility. Beginning in January 2008, the Company suspended private student loan originations.
Asset-backed securitizations
Of the $27.1 billion of debt outstanding as of March 31, 2009, $23.2 billion was issued under term asset-backed securitizations. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market. As a result of the disruptions in the credit markets, the Company may not be able to issue asset-backed financings at rates historically achieved by the Company, at levels equal to or less than other financing agreements, or at levels otherwise considered beneficial to the Company. Accordingly, the Company’s operational and financial results may be negatively impacted. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction or remarketing procedure.
LIBOR based notes
As of March 31, 2009, the Company had $20.4 billion of notes issued under asset-backed securitizations that primarily reprice at a fixed spread to three month LIBOR and are structured to substantially match the maturity of the funded assets. These notes fund FFELP student loans that are predominantly set based on a spread to three month commercial paper. The three month LIBOR and three month commercial paper indexes have historically been highly correlated. Based on cash flows developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from these transactions will be approximately $1.4 billion. These cash flows consist of net spread and servicing and administrative revenue in excess of estimated cost. However, due to the unintended consequences of government intervention in the commercial paper markets and limited issuances of qualifying financial commercial paper, the relationship between the three-month financial commercial paper and LIBOR rates has been distorted and volatile. Such distortion has had and may continue to have a significant impact on the earnings and cash flows of this portfolio.

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
As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities. Due to the failed auctions related to these securities, the Company could be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities.
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
Funding New FFELP Student Loan Originations
As previously discussed, in July 2008, the Company did not renew its liquidity provisions on its FFELP warehouse facility. Accordingly, the facility became a term facility and no new loan originations could be funded with this facility. In August 2008, the Company began funding FFELP Stafford and PLUS student loan originations for 2008-2009 academic year pursuant to a participation agreement with Union Bank and the Department’s Loan Participation Program.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day period upon termination of the participation certificate. As of March 31, 2009, $784.3 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties. Loans participated under this agreement qualify as a sale pursuant to the provisions of SFAS No. 140. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

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
On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the extension of the Participation Program and Purchase Program from September 30, 2009 to September 30, 2010. The Department indicated that loans for the 2008-2009 academic year which are funded under the Department’s Participation Program will need to be refinanced or sold to the Department prior to September 30, 2009. On November 8, 2008, the Department announced the replication of the terms of the Participation and Purchase Program, in accordance with the October 7, 2008 legislation, which will include FFELP student loans made for the 2009-2010 academic year.
As of March 31, 2009, the Company had $1.4 billion of FFELP loans funded using the Participation Program. The Company plans to continue to use the Participation Program to fund loans originated for the 2008-2009 and 2009-2010 academic years. These programs are allowing the Company to continue originating new federal student loans to all students regardless of the school they attend.
The Company has not yet determined if it will sell its 2008-2009 academic year loans to the Department under the Purchase Program. However, based on the number of 2008-2009 academic year loans held by the Company that are eligible for this program as of March 31, 2009, the Company would recognize a gain of approximately $13 million to $16 million if it chose to sell these loans under this program.
Unsecured Line of Credit
The Company has a $750.0 million unsecured line of credit that terminates in May 2012. As of March 31, 2009, there was $691.5 million outstanding on this line and $58.5 million available for future use. The weighted average interest rate on this line of credit was 1.04% as of March 31, 2009. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary. The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank, a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Since the bankruptcy filing, the Company has experienced funding delays from Lehman and does not expect Lehman to fund future borrowing requests. As of March 31, 2009, excluding Lehman Bank’s lending commitment, the Company had $51.2 million available for future use under its unsecured line of credit.
The line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement. The covenants include maintaining:
•	A minimum consolidated net worth

•	A minimum adjusted EBITDA to corporate debt interest (over the last four rolling quarters)

•	A limitation on subsidiary indebtedness

•	A limitation on the percentage of non-guaranteed loans in the Company’s portfolio
As of March 31, 2009, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP and private loan warehouses.
The Company’s operating line of credit does not have any covenants related to unsecured debt ratings. However, changes in the Company’s ratings (as well as the amounts the Company borrows) have modest implications on the pricing level at which the Company obtains funding.

Unsecured Debt Offerings
In May 2005, the Company issued $275.0 million in aggregate principal amount of Senior Notes due June 1, 2010 (the “ 2010 Notes”). The 2010 Notes are unsecured obligations of the Company. The interest rate on the 2010 Notes is 5.125%, payable semiannually. At the Company’s option, the 2010 Notes are redeemable in whole at any time or in part from time to time at the redemption price described in the Company’s prospectus supplement.
During the first quarter of 2009 and April of 2009, the Company purchased $34.9 million and $35.5 million, respectively, of its 2010 Notes for a purchase price of $26.8 million and $31.1 million, respectively. These transactions resulted in the Company recording a gain of $8.1 million in the first quarter of 2009 and $4.4 million in the second quarter of 2009. Subsequent to these transactions, the Company has $204.6 million of Notes outstanding.
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

Non-Federally Insured Loans

During the three month period ended March 31, 2009, the Company participated $50.5 million of non-federally insured loans to third parties. Loans participated under these agreements qualify as sales pursuant to the provisions of SFAS No. 140. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet. As of May 8, 2009, the Company had approximately $178 million of unencumbered non-federally insured loans on its balance sheet. The Company plans to continue to find alternatives to fund these loans, including additional participation agreements.

Contractual Obligations
The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company’s contractual obligations as of March 31, 2009 were as follows:

		Less than	1 to 3		More than
	Total	1 year	years	3 to 5 years	5 years

Bonds and notes payable	$27,130,406	1,419,735	1,726,940	769,373	23,214,358
Operating lease obligations (a)	32,425	7,886	13,515	9,143	1,881
Other	41,792	20,000	21,792	—	—

Total	$27,204,623	1,447,621	1,762,247	778,516	23,216,239

(a)	Operating lease obligations are presented net of approximately $2.4 million in sublease arrangements.
As of March 31, 2009, the Company had a reserve of $6.5 million for uncertain income tax positions per the provisions of FIN 48 (including the federal benefit received from state positions and accrued interest). This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.
The Company has an obligation to purchase $41.8 million of private loans from an unrelated financial institution in quarterly installments of approximately $5.0 million through the third quarter of 2010 with any remaining amount to be purchased at that time. This obligation is included in “other” in the above table.
As discussed previously, during the three month period ended March 31, 2009, the Company participated $50.5 million of non-federally insured loans to third parties. Loans participated under these agreements qualify as sales pursuant to the provisions of SFAS No. 140. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet. Per the terms of the servicing agreements, the Company’s servicing operations is obligated to repurchase loans subject to the participation interests when such loans become 60 days delinquent. As of March 31, 2009, the Company has $5.5 million accrued related to this obligation which is included in “other liabilities” in the Company’s consolidated balance sheet. This obligation is not included in the above table.
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

•
infiNET Integrated Solutions, Inc. (“infiNET”) — Stock price guarantee of $104.8375 per share on 95,380 shares of Class A Common Stock (less the greater of $41.9335 or the gross sales price such seller obtains from a sale of the shares occurring prior to February 28, 2011 as defined in the agreement) issued as part of the original purchase price. The obligation to pay this guaranteed stock price is due February 28, 2011 and is not included in the table above. Based upon the closing sale price of the Company’s Class A Common Stock as of March 31, 2009 of $8.84 per share, the Company’s obligation under this stock price guarantee would have been $6.0 million (($104.8375 — $41.9335) x 95,380 shares). Any cash paid by the Company in consideration of satisfying the guaranteed value of stock issued for this acquisition would be recorded by the Company as a reduction to additional paid-in capital.

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
Sources of Liquidity Available for General Corporate Purposes
The following table details the Company’s primary sources of liquidity and the available capacity at May 8, 2009 for general corporate purposes:

Sources of primary liquidity: (a)
Cash and cash equivalents (b)	$300,000
Unencumbered FFELP student loan assets	11,000
Unencumbered private student loan assets	178,000
Unused unsecured line of credit (c)	51,000

Total sources of primary liquidity	$540,000

(a)
The sources of primary liquidity table above does not include asset-backed security investments. As part of the Company’s issuance of asset-backed securitizations in March 2008 and May 2008, due to credit market conditions when these notes were issued, the Company purchased the Class B subordinated notes of $36 million (par value) and $41 million (par value), respectively. These notes are not included on the Company’s consolidated balance sheet. If the credit market conditions improve, the Company anticipates selling these notes to third parties. Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. Upon sale, these notes would be shown as “bonds and notes payable” on the Company’s consolidated balance sheet. Unless there is a significant market improvement, the Company believes the market value of such notes will be less than par value. The difference between the par value and market value would be recognized by the Company as interest expense over the life of the bonds.

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

CRITICAL ACCOUNTING POLICIES
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 3 of the consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.
On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical” — that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the following critical accounting policies that are discussed in more detail below: allowance for loan losses, revenue recognition, impairment assessments related to goodwill and intangible assets, income taxes, and accounting for derivatives.
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
Other Income — Other income is primarily attributable to fees for providing services and the sale of lists and print products. Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. The Company’s service fees are determined based on written price quotations or service agreements having stipulated terms and conditions that do not require management to make any significant judgments or assumptions regarding any potential uncertainties. Revenue from the sale of lists and print products is generally earned and recognized, net of estimated returns, upon shipment or delivery.

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
Derivative Accounting
The Company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133. SFAS No. 133 requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. The Company determines the fair value for its derivative contracts using either (i) pricing models that consider current market conditions and the contractual terms of the derivative contract or (ii) counterparty valuations. These factors include interest rates, time value, forward interest rate curve, and volatility factors, as well as foreign exchange rates. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133. Accordingly, changes in the fair value of derivative instruments are reported in current period earnings. Net settlements on derivatives are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of operations.

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
In February 2008, the FASB released FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, which delayed the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. For the Company, SFAS No. 157-2 was effective January 1, 2009. As of January 1, 2009, the Company adopted SFAS 157 on certain nonfinancial assets and nonfinancial liabilities, which are recorded at fair value only upon impairment.
In light of the recent economic turmoil occurring in the United States, the FASB released FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“SFAS No. 157-3”), on October 10, 2008. SFAS No. 157-3 clarified, among other things, that quotes and other market inputs need not be solely used to determine fair value if they do not relate to an active market. SFAS No. 157-3 points out that when relevant observable market information is not available, an approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable (such as a discounted cash flow analysis). Regardless of the valuation technique applied, entities must include appropriate risk adjustments that market participants would make, including adjustments for nonperformance risk (credit risk) and liquidity risk. SFAS No. 157-3 does not have a material impact on the preparation of the Company’s consolidated financial statements.
In April 2009, the FASB released FSP SFAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“SFAS No. 157-4”). SFAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. SFAS No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, SFAS No. 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. SFAS No. 157-4 is effective for fiscal periods ending after June 15, 2009 (December 31, 2009 for the Company) and shall be applied prospectively. The Company is currently evaluating the impacts and disclosures related to SFAS No. 157-4.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”), which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. For the Company, SFAS No. 160 was effective January 1, 2009. SFAS No. 160 does not have a material impact on the preparation of the Company’s consolidated financial statements. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS No. 161 on January 1, 2009 (see note 4 in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures related to SFAS No. 161).
In April 2009, the FASB released FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“SFAS No. 115-2/SFAS No. 124-2”). SFAS No. 115-2/SFAS No. 124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under SFAS No. 115-2/SFAS No. 124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, SFAS No. 115-2/SFAS No. 124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. SFAS No. 115-2/SFAS No. 124-2 is effective for fiscal periods ending after June 15, 2009 (December 31, 2009 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 115-2/SFAS No. 124-2.
In April 2009, the FASB released FSP SFAS No. 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (“SFAS No. 107-1”). SFAS No. 107-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, Disclosures about the Fair Value of Financial Instruments. Additionally, SFAS No. 107-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. SFAS No. 107-1 does not change the accounting treatment for these financial instruments and is effective for fiscal periods ending after June 15, 2009 (December 31, 2009 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 107-1.

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
The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of March 31, 2009		As of December 31, 2008
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$7,231,373	28.6%	$2,532,609	10.1%
Variable-rate loan assets	18,042,800	71.4	22,528,440	89.9

Total	$25,274,173	100.0%	$25,061,049	100.0%

Fixed-rate debt instruments	$633,496	2.3%	$677,096	2.5%
Variable-rate debt instruments	26,496,910	97.7	26,110,863	97.5

Total	$27,130,406	100.0%	$26,787,959	100.0%

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
For the three months ended March 31, 2009 and 2008, loan interest income includes approximately $30.3 million and $8.5 million of fixed rate floor income, respectively. As a result of the ongoing volatility of interest rates, effective October 1, 2008, the Company changed its calculation of variable rate floor income to better reflect the economic benefit received by the Company related to this income taking into consideration the volatility of certain rate indices which offset the value received. For the three months ended March 31, 2009 and 2008, the economic benefit received by the Company related to variable rate floor income was $1.5 million and $6.3 million, respectively. Variable rate floor income calculated on a statutory maximum basis for the three months ended March 31, 2009 and 2008 was $10.8 million and $18.8 million, respectively.
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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s student loan assets that are earning fixed rate floor income as of March 31, 2009:

	Borrower/	Estimated	Balance of
Fixed	lender	variable	assets earning fixed-rate
interest	weighted	conversion	floor income as of
rate range	average yield	rate (a)	March 31, 2009

Less than 4.0%	3.65%	1.01%	$1,997,784
4.0 – 4.49%	4.20%	1.56%	1,590,910
4.5 – 4.99%	4.72%	2.08%	871,431
5.0 – 5.49%	5.24%	2.60%	572,395
5.5 – 5.99%	5.67%	3.03%	339,180
6.0 – 6.49%	6.19%	3.55%	400,041
6.5 – 6.99%	6.70%	4.06%	355,750
7.0 – 7.49%	7.17%	4.53%	121,730
7.5 – 7.99%	7.71%	5.07%	209,402
8.0 – 8.99%	8.16%	5.52%	478,762
> 9.0%	9.04%	6.40%	293,988

			$7,231,373

(a)	The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to variable rate.
As of March 31, 2009, the Company had $3.6 billion of student loan assets that were eligible to earn variable-rate floor income.
The Company is exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding. The Company attempts to match the interest rate characteristics of certain pools of loan assets with debt instruments of substantially similar characteristics. Due to the variability in duration of the Company’s assets and varying market conditions, the Company does not attempt to perfectly match the interest rate characteristics of the entire loan portfolio with the underlying debt instruments. The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities together with the Company’s outlook as to current and future market conditions. Based on those factors, the Company uses derivative instruments as part of its overall risk management strategy. Derivative instruments used as part of the Company’s interest rate risk management strategy currently include basis swaps and cross-currency swaps.

The following table presents the Company’s FFELP student loan assets and related funding arranged by underlying indices as of March 31, 2009:

			Debt
			outstanding
			that funded
	Frequency of		student loan
Index (e)	Variable Resets	Assets	assets (a)

3 month H15 financial commercial paper (b)	Daily	$23,884,206	1,360,159
3 month Treasury bill	Varies	1,171,592	—
3 month LIBOR (c)	Quarterly	—	20,387,802
Auction-rate or remarketing	Varies	—	2,667,635
Asset-backed commercial paper	Varies	—	1,369,485
Fixed rate		—	193,362
Other (d)		922,645	—

		$25,978,443	25,978,443

(a)
The Company has certain basis swaps outstanding in which the Company (i) receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements; and (ii) receives three-month LIBOR and pays one-month LIBOR. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of March 31, 2009:

	Notional Amount
	Average/Discrete	1/3 Basis
Maturity	Basis Swaps	Swaps
2009	$1,350,000	—
2011 (a)	6,000,000	—
2018	—	1,300,000
2019	—	500,000
2021	—	250,000
2023	—	1,250,000
2024	—	250,000
2028	—	100,000

	$7,350,000	3,650,000

(a)	Certain of these derivatives have forward effective start dates of January 2010 ($1.5 billion), February 2010 ($1.5 billion), and March 2010 ($1.5 billion).

(b)
The Company’s FFELP student loans earn interest based on the daily average H15 financial commercial paper index calculated on a fiscal quarter. The Company’s funding includes FFELP student loans under the Department’s Participation Program. The interest rate on the principal amount of participation interests outstanding under the Department’s Participation Program is based on a rate of commercial paper plus 50 basis points, which is set a quarter in arrears, while the earnings on the student loans is based primarily on the daily average H15 financial commercial paper index calculated on the current fiscal quarter. Due to a declining interest rate environment during the three months ended March 31, 2009, the Company’s core student loan spread was compressed due to the mismatch in the timing of these rate resets.

Due to the unintended consequences of government intervention in the commercial paper markets and limited issuances of qualifying financial commercial paper, the relationship between the three-month financial CP and LIBOR rates has been distorted and volatile. To address this issue, the Department announced that for purposes of calculating the FFELP loan index from October 27, 2008 to December 31, 2008, the Federal Reserve’s Commercial Paper Funding Facility rate was used for those days in which no three-month financial commercial paper rate was available. This action partially mitigated the volatility between CP and LIBOR during the fourth quarter of 2008, However, the Department did not implement a similar methodology for the first quarter of 2009 which negatively impacted the Company’s interest income earned on its student loan portfolio.

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

Financial Statement Impact of Derivative Instruments
The Company accounts for its derivative instruments in accordance with SFAS No. 133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company’s derivatives are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of operations and resulted in an expense of $52.1 million and income of $36.0 million for the three months ended March 31, 2009 and 2008, respectively.
The following summarizes the derivative settlements included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of operations:

	Three months ended March 31,
	2009	2008

Interest rate swaps	$—	(3,177)
Average/discrete basis swaps	10,022	39,573
1/3 Basis swaps	10,744	884
Cross-currency interest rate swaps	3,592	3,483

Derivative settlements received (paid), net	$24,358	40,763

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

	Three months ended March 31, 2009
	Interest Rates				Asset and funding index
	Change from decrease of 100		Change from increase of 100		mismatches
	basis points		basis points		Increase of 10 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$34,356	83.7%	(29,030)	(70.7)%	(6,354)	(15.5)%
Impact of derivative settlements	—	—	—	—	—	—

Increase (decrease) in net income before taxes	$34,356	83.7%	(29,030)	(70.7)%	(6,354)	(15.5)%

Increase (decrease) in basic and diluted earnings per share	$0.43		(0.37)		(0.08)

	Three months ended March 31, 2008
	Interest Rates				Asset and funding index
	Change from decrease of 100		Change from increase of 100		mismatches
	basis points		basis points		Increase of 10 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$11,839	11.7%	(11,839)	(11.7)%	(6,938)	(6.9)%
Impact of derivative settlements	(6,225)	(6.2)	6,225	6.2	—	—

Increase (decrease) in net income before taxes	$5,614	5.5%	(5,614)	(5.5)%	(6,938)	(6.9)%

Increase (decrease) in basic and diluted earnings per share	$0.08		(0.08)		(0.10)

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
For the three months ended March 31, 2009, the Company recorded income of $47.2 million as a result of re-measurement of the Euro Notes and a loss of $57.1 million for the change in the fair value of the related derivative instruments. For the three months ended March 31, 2008, the Company recorded an expense of $92.9 million as a result of the re-measurement of the Euro Notes and income of $94.1 million for the change in the fair value of the related derivative instruments. These amounts are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of operations.
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
On March 5, 2008, SFC received a subpoena from the SEC related to a similar investigation. In addition, on June 6, 2008 and June 12, 2008, SFC received subpoenas from the New York Attorney General and the Florida Attorney General, respectively, relating to their similar investigations. Each of the subpoenas seeks information similar to that of the DOJ. The Company and SFC are cooperating with these investigations.
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

On January 30, 2009, SFC entered into a Tolling and Cooperation Agreement (“Tolling Agreement”) with a number of the plaintiffs involved in the Suit. In connection with the Tolling Agreement, on February 5, 2009 SFC was voluntarily dismissed from the Suit, without prejudice, on motion of the plaintiffs who are parties to the Tolling Agreement. On March 2, 2009, SFC entered into a second Tolling Agreement with the remainder of the plaintiffs involved in the Suit, and on March 3, 2009, SFC was voluntarily dismissed from the Suit without prejudice, on motion of the plaintiffs who are parties to the second Tolling Agreement. On April 30, 2009, the court granted a motion by several defendants, including SFC, to dismiss the class action complaint, with the plaintiffs granted the opportunity to file an amended complaint to replead claims.
SFC, the Company, or other subsidiaries of the Company may receive subpoenas from other regulatory agencies. Due to the preliminary nature of these matters as to SFC, the Company is unable to predict the ultimate outcome of the investigations or the Suit.
Regulatory Reviews
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
The Department of Education periodically reviews participants in the FFELP for compliance with program provisions. On June 28, 2007, the Department notified the Company that it would be conducting a review of the Company’s practices in connection with the prohibited inducement provisions of the Higher Education Act and the associated regulations that allow borrowers to have a choice of lenders. The Company understands that the Department selected several schools and lenders for review. The Company responded to the Department’s requests for information and documentation and cooperated with their review. On May 1, 2009, the Company received the Department’s preliminary program review report, which covered the Department’s review of the period from October 1, 2002 to September 30, 2007. The preliminary program review report contains certain initial findings of noncompliance with the Higher Education Act’s prohibited inducement provisions and requires that the Company provide within 30 days an explanation for the basis of the arrangements noted in the preliminary program review report. After the Company provides an explanation of the arrangements noted in the Department’s initial findings and the Department reviews such explanation and any documentation, the Department is expected to issue a final program review determination letter and advise the Company whether it intends to take any additional action. To the extent any findings are contained in a final letter, the additional action may include the assessment of fines or penalties, or the limitation, suspension, and termination of the Company’s participation in FFELP.
While the Company is unable to predict the ultimate outcome of these reviews, the Company believes its practices complied with applicable law, including the provisions of the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in response to Item 1A of Part I of such Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the first quarter of 2009 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs (2) (3)	or programs (4)

January 1 – January 31, 2009	1,241	$13.86	1,241	7,487,575
February 1 – February 28, 2009	928	8.95	928	11,996,224
March 1 – March 31, 2009	1,611	6.71	1,611	8,970,857

Total	3,780	$9.61	3,780

(1)
The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below; and (ii) shares purchased pursuant to the 2006 ESLP discussed in footnote (3) below, of which there were none for the months of January, February, or March 2009. Shares of Class A common stock purchased pursuant to the 2006 Plan included (i) 1,241 shares, 928 shares, and 1,611 shares in January, February, and March, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares.

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

(4)
The maximum number of shares that may yet be purchased under the plans is calculated below. There are no assurances that any additional shares will be repurchased under either the 2006 Plan or the 2006 ESLP. Shares under the 2006 ESLP may be issued by the Company rather than purchased in open market transactions. The number of shares available to be purchased under the 2006 Plan reflects an addition of 238,237 shares purchased by the Company in connection with the previously reported settlement in July 2007 of the Company’s obligations under outstanding put options issued by the Company, which shares were previously deducted but not intended to reduce the number of shares authorized for repurchase under the 2006 Plan.

				(B / C)	(A + D)
		Approximate dollar	Closing price on	Approximate	Approximate
	Maximum number of	value of shares that	the last trading	number of shares	number of shares
	shares that may yet be	may yet be	day of the	that may yet be	that may yet be
	purchased under the	purchased under	Company’s Class	purchased under	purchased under
	2006 Plan	the 2006 ESLP	A Common Stock	the 2006 ESLP	the 2006 Plan and
As of	(A)	(B)	(C)	(D)	2006 ESLP
January 31, 2009	4,850,093	36,450,000	13.82	2,637,482	7,487,575
February 28, 2009	4,849,165	36,450,000	5.10	7,147,059	11,996,224
March 31, 2009	4,847,554	36,450,000	8.84	4,123,303	8,970,857
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
On September 27, 2006 the Company consummated a debt offering of $200.0 million aggregate principal amount of Hybrid Securities. So long as any Hybrid Securities remain outstanding, if the Company gives notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing, then the Company will not, and will not permit any of its subsidiaries to:
•	declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment regarding, any of the Company’s capital stock
•
except as required in connection with the repayment of principal, and except for any partial payments of deferred interest that may be made through the alternative payment mechanism described in the Hybrid Securities indenture, make any payment of principal of, or interest or premium, if any, on, or repay, repurchase, or redeem any of the Company’s debt securities that rank pari passu with or junior to the Hybrid Securities

•
make any guarantee payments regarding any guarantee by the Company of the subordinated debt securities of any of the Company’s subsidiaries if the guarantee ranks pari passu with or junior in interest to the Hybrid Securities

In addition, if any deferral period lasts longer than one year, the limitation on the Company’s ability to redeem or repurchase any of its securities that rank pari passu with or junior in interest to the Hybrid Securities will continue until the first anniversary of the date on which all deferred interest has been paid or cancelled.
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
However, at any time, including during a deferral period, the Company will be permitted to:
•	pay dividends or distributions in additional shares of the Company’s capital stock
•	declare or pay a dividend in connection with the implementation of a shareholders’ rights plan, or issue stock under such a plan, or redeem or repurchase any rights distributed pursuant to such a plan
•	purchase common stock for issuance pursuant to any employee benefit plans

ITEM 5. OTHER INFORMATION
The Company has elected to include the following information in this Quarterly Report on Form 10-Q in lieu of reporting it in a separately filed Form 8-K. This information would otherwise have been reported in a Form 8-K under the heading “Item 2.05 Costs Associated with Exit or Disposal Activities.”
Restructuring Charge
On May 5, 2009, the Company adopted a plan to further streamline its operations by continuing to reduce its geographic footprint and consolidate servicing operations and related support services.
Management has developed a restructuring plan that will result in lower costs and provide enhanced synergies through cross training, career development, and simplified communications. The Company will simplify its operating structure to leverage its larger facilities and technology by closing certain offices and downsizing its presence in certain geographic locations. Approximately 300 associates will be impacted by this restructuring plan. However, the majority of these functions will be relocated to the Company’s Lincoln headquarters and Denver offices. Implementation of the plan will begin immediately and is expected to be substantially complete during the second quarter of 2010.
The Company estimates that the total before-tax charge to earnings associated with this restructuring plan will consist of $4 million to $6 million in severance costs, up to $4 million in contract termination costs, and up to $6 million in non-cash charges related to the impairment of and/or the acceleration of depreciation on property and equipment.
ITEM 6. EXHIBITS

10.1+*	Second Amended Executive Officers Bonus Plan

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Indicates a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.
Date: May 11, 2009	By:	/s/ MICHAEL S. DUNLAP
		Name:	Michael S. Dunlap
		Title:	Chairman and Chief Executive Officer

	By:	/s/ TERRY J. HEIMES
		Name:	Terry J. Heimes
		Title:	Chief Financial Officer

EXHIBIT INDEX

10.1+*	Second Amended Executive Officers Bonus Plan

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Indicates a compensatory plan or arrangement.