Form 10-Q
period 2009-06-30
NELNET INC
filed 2009-08-10
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2009, there were 38,325,862 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by a wholly owned subsidiary).

NELNET, INC.
FORM 10-Q
INDEX
June 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	As of	As of
	June 30, 2009	December 31, 2008
	(unaudited)
Assets:
Student loans receivable (net of allowance for loan losses of $50,000 and $50,922, respectively)	$23,889,571	25,413,008
Student loans receivable — held for sale	1,749,290	—
Cash and cash equivalents:
Cash and cash equivalents — not held at a related party	14,171	13,129
Cash and cash equivalents — held at a related party	352,656	176,718

Total cash and cash equivalents	366,827	189,847
Restricted cash and investments	1,082,480	997,272
Restricted cash — due to customers	41,127	160,985
Accrued interest receivable	385,158	471,878
Accounts receivable (net of allowance for doubtful accounts of $1,273 and $1,005, respectively)	52,106	42,088
Goodwill	175,178	175,178
Intangible assets, net	65,115	77,054
Property and equipment, net	31,541	38,747
Other assets	103,429	113,666
Fair value of derivative instruments	168,720	175,174

Total assets	$28,110,542	27,854,897

Liabilities:
Bonds and notes payable	$27,169,573	26,787,959
Accrued interest payable	34,911	81,576
Other liabilities	176,390	179,336
Due to customers	41,127	160,985
Fair value of derivative instruments	7,354	1,815

Total liabilities	27,429,355	27,211,671

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 38,325,492 shares as of June 30, 2009 and 37,794,067 shares as of December 31, 2008	383	378
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,495,377 shares as of June 30, 2009 and December 31, 2008	115	115
Additional paid-in capital	107,959	103,762
Retained earnings	574,179	540,521
Employee notes receivable	(1,449)	(1,550)

Total shareholders’ equity	681,187	643,226

Commitments and contingencies
Total liabilities and shareholders’ equity	$28,110,542	27,854,897

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Interest income:
Loan interest	$160,413	296,686	331,332	626,672
Investment interest	2,776	9,116	6,867	20,796

Total interest income	163,189	305,802	338,199	647,468
Interest expense:
Interest on bonds and notes payable	106,082	232,464	252,584	557,605

Net interest income	57,107	73,338	85,615	89,863
Less provision for loan losses	8,000	6,000	15,500	11,000

Net interest income after provision for loan losses	49,107	67,338	70,115	78,863

Other income (expense):
Loan and guaranty servicing revenue	28,803	23,821	55,274	48,482
Tuition payment processing and campus commerce revenue	11,848	10,270	27,386	24,117
Enrollment services revenue	28,747	26,068	57,518	53,290
Software services revenue	6,119	5,979	11,824	14,183
Other income	11,527	6,125	28,389	12,379
Gain (loss) on sale of loans	(196)	48	(402)	(47,426)
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	(24,478)	20,192	(5,000)	3,594

Total other income	62,370	92,503	174,989	108,619

Operating expenses:
Salaries and benefits	40,180	43,549	78,406	97,392
Other operating expenses:
Cost to provide enrollment services	18,092	14,755	35,885	30,158
Depreciation and amortization	9,527	10,603	19,610	21,437
Professional and other services	7,721	8,029	13,798	15,224
Occupancy and communications	5,588	4,914	10,942	10,755
Trustee and other debt related fees	2,444	2,464	5,100	4,854
Postage and distribution	2,274	2,534	5,142	6,115
Advertising and marketing	1,986	2,046	3,696	3,994
Impairment expense	—	—	—	18,834
Other	9,544	9,028	17,348	17,996

Total other operating expenses	57,176	54,373	111,521	129,367

Total operating expenses	97,356	97,922	189,927	226,759

Income (loss) before income taxes	14,121	61,919	55,177	(39,277)
Income tax (expense) benefit	(5,918)	(19,195)	(21,519)	12,176

Income (loss) from continuing operations	8,203	42,724	33,658	(27,101)
Income from discontinued operations, net of tax	—	981	—	981

Net income (loss)	$8,203	43,705	33,658	(26,120)

Earnings (loss) per share, basic and diluted:
Income (loss) from continuing operations	$0.16	0.86	0.68	(0.55)
Income from discontinued operations	—	0.02	—	0.02

Net income (loss)	$0.16	0.88	0.68	(0.53)

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except share data)
(unaudited)

	Preferred				Class A	Class B	Additional		Employee	Total
	stock	Common stock shares		Preferred	common	common	paid-in	Retained	notes	shareholders’
	shares	Class A	Class B	stock	stock	stock	capital	earnings	receivable	equity

Balance as of March 31, 2008	—	37,912,773	11,495,377	$—	379	115	97,875	442,034	(2,296)	538,107
Comprehensive income:
Net income	—	—	—	—	—	—	—	43,705	—	43,705

Total comprehensive income										43,705
Issuance of common stock, net of forfeitures	—	53,467	—	—	1	—	310	—	—	311
Compensation expense for stock based awards	—	—	—	—	—	—	1,848	—	—	1,848
Repurchase of common stock	—	(13,994)	—	—	—	—	(179)	—	—	(179)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	250	250

Balance as of June 30, 2008	—	37,952,246	11,495,377	$—	380	115	99,854	485,739	(2,046)	584,042

Balance as of March 31, 2009	—	38,276,870	11,495,377	$—	383	115	106,678	565,976	(1,550)	671,602
Comprehensive income:
Net income	—	—	—	—	—	—	—	8,203	—	8,203

Total comprehensive income										8,203
Issuance of common stock, net of forfeitures	—	51,951	—	—	—	—	953	—	—	953
Compensation expense for stock based awards	—	—	—	—	—	—	353	—	—	353
Repurchase of common stock	—	(3,329)	—	—	—	—	(25)	—	—	(25)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	101	101

Balance as of June 30, 2009	—	38,325,492	11,495,377	$—	383	115	107,959	574,179	(1,449)	681,187

Balance as of December 31, 2007	—	37,980,617	11,495,377	$—	380	115	96,185	515,317	(3,118)	608,879
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(26,120)	—	(26,120)

Total comprehensive income (loss)										(26,120)
Cash dividend on Class A and Class B common stock — $0.07 per share	—	—	—	—	—	—	—	(3,458)	—	(3,458)
Issuance of common stock, net of forfeitures	—	33,687	—	—	—	—	1,073	—	—	1,073
Compensation expense for stock based awards	—	—	—	—	—	—	3,263	—	—	3,263
Repurchase of common stock	—	(62,058)	—	—	—	—	(667)	—	—	(667)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	1,072	1,072

Balance as of June 30, 2008	—	37,952,246	11,495,377	$—	380	115	99,854	485,739	(2,046)	584,042

Balance as of December 31, 2008	—	37,794,067	11,495,377	$—	378	115	103,762	540,521	(1,550)	643,226
Comprehensive income:
Net income	—	—	—	—	—	—	—	33,658	—	33,658

Total comprehensive income										33,658
Issuance of common stock, net of forfeitures	—	538,534	—	—	5	—	3,298	—	—	3,303
Compensation expense for stock based awards	—	—	—	—	—	—	961	—	—	961
Repurchase of common stock	—	(7,109)	—	—	—	—	(62)	—	—	(62)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	101	101

Balance as of June 30, 2009	—	38,325,492	11,495,377	$—	383	115	107,959	574,179	(1,449)	681,187

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six months ended June 30,
	2009	2008

Net income (loss)	$33,658	(26,120)
Income from discontinued operations	—	981

Income (loss) from continuing operations	33,658	(27,101)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization, including loan premiums and deferred origination costs	57,890	74,312
Provision for loan losses	15,500	11,000
Impairment expense	—	18,834
Derivative market value adjustment	22,270	(47,462)
Foreign currency transaction adjustment	16,623	88,530
Change in value of put options issued in business combinations	—	538
Proceeds to terminate and/or amend derivative instruments	1,432	7,547
Payments to terminate and/or amend derivative instruments	(11,710)	—
Gain from purchase of debt	(13,937)	—
Loss on sale of loans	402	47,426
Non-cash compensation expense	1,371	4,372
Deferred income tax benefit	(26,864)	(24,237)
Other non-cash items	8,692	344
Decrease in accrued interest receivable	86,720	91,778
(Increase) decrease in accounts receivable	(10,018)	3,098
Decrease in other assets	10,036	9,419
Decrease in accrued interest payable	(46,665)	(42,950)
Increase (decrease) in other liabilities	10,616	(28,351)

Net cash flows from operating activities — continuing operations	156,016	187,097
Net cash flows from operating activities — discontinued operations	—	—

Net cash provided by operating activities	156,016	187,097

Cash flows from investing activities:
Originations, purchases, and consolidations of student loans, including loan premiums and deferred origination costs	(1,467,312)	(1,480,305)
Purchases of student loans, including loan premiums, from a related party	(20,392)	(212,888)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	1,177,455	1,061,510
Proceeds from sale of student loans	341	1,267,826
Proceeds from sale of student loans to a related party	40,033	—
Purchases of property and equipment, net	(444)	(3,721)
Increase in restricted cash and investments, net	(85,208)	(80,066)
Purchases of equity method investments	—	(2,988)
Business acquisition — contingent consideration	—	(18,000)

Net cash flows from investing activities — continuing operations	(355,527)	531,368
Net cash flows from investing activities — discontinued operations	—	—

Net cash (used in) provided by investing activities	(355,527)	531,368

Cash flows from financing activities:
Payments on bonds and notes payable	(2,184,109)	(5,444,408)
Proceeds from issuance of bonds and notes payable	2,584,680	4,761,143
(Payments) proceeds from issuance of notes payable due to a related party, net	(21,520)	9,269
Payments of debt issuance costs	(2,830)	(14,634)
Dividends paid	—	(3,458)
Proceeds from issuance of common stock	231	423
Repurchases of common stock	(62)	(667)
Payments received on employee stock notes receivable	101	575

Net cash flows from financing activities — continuing operations	376,491	(691,757)
Net cash flows from financing activities — discontinued operations	—	—

Net cash provided by (used in) financing activities	376,491	(691,757)

Net increase in cash and cash equivalents	176,980	26,708

Cash and cash equivalents, beginning of period	189,847	111,746

Cash and cash equivalents, end of period	$366,827	138,454

Supplemental disclosures of cash flow information:

Interest paid	$294,041	589,578

Income taxes paid, net of refunds	$30,299	14,126

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)
1. Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2008 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain amounts from 2008 have been reclassified to conform to the current period presentation. Management has evaluated subsequent events, and the impact on the reported results and disclosures, through August 10, 2009, which is the date these financial statements were filed with the Securities and Exchange Commission.
2. Restructuring Charge
During the second quarter of 2009, the Company adopted a plan to further streamline its operations by continuing to reduce its geographic footprint and consolidate servicing operations and related support services.
Management has developed a restructuring plan that will result in lower costs and provide enhanced synergies through cross training, career development, and simplified communications. The Company will simplify its operating structure to leverage its larger facilities and technology by closing certain offices and downsizing its presence in certain geographic locations. Approximately 300 associates will be impacted by this restructuring plan. However, the majority of these functions will be relocated to the Company’s Lincoln headquarters and Denver offices. Implementation of the plan began immediately and is expected to be substantially complete during the second quarter of 2010.
The Company estimates that the charge to earnings associated with this restructuring plan will be fully recognized by December 31, 2010 and will total approximately $9.2 million, consisting of approximately $5.7 million in severance costs and approximately $3.5 million in contract terminations, of which approximately $5.4 million are expected to be recognized in 2009. During the three month period ended June 30, 2009, the Company recorded charges of $2.8 million. Selected information relating to the restructuring charge follows:

	Employee
	termination		Lease
	benefits		terminations		Total

Restructuring costs recognized during the three month period ended June 30, 2009	$1,482	(a)	1,291	(b)	2,773

Cash payments	672		—		672

Restructuring accrual as of June 30, 2009	$810		1,291		2,101

(a)	Employee termination benefits are included in “salaries and benefits” in the consolidated statements of operations.

(b)	Lease termination costs are included in “occupancy and communications” in the consolidated statements of operations.

Selected information relating to the restructuring charge by operating segment and Corporate Activity and Overhead follows:

	Restructuring
	costs
	recognized
	during the three		Restructuring
	month period ended	Cash	accrual as of
Operating segment	June 30, 2009	payments	June 30, 2009

Student Loan and Guaranty Servicing	$1,998	186	1,812

Tuition Payment Processing and Campus Commerce	—	—	—

Enrollment Services	—	—	—

Software and Technical Services	422	273	149

Asset Generation and Management	—	—	—

Corporate Activity and Overhead	353	213	140

	$2,773	672	2,101

		Restructuring
		costs recognized	Remaining
	Estimated	during the three	restructuring costs
	total restructuring	month period ended	expected to be
Operating segment	costs	June 30, 2009	recognized

Student Loan and Guaranty Servicing	$6,752	1,998	4,754

Tuition Payment Processing and Campus Commerce	—	—	—

Enrollment Services	—	—	—

Software and Technical Services	1,066	422	644

Asset Generation and Management	—	—	—

Corporate Activity and Overhead	1,418	353	1,065

	$9,236	2,773	6,463

In 2007 and 2008, the Company recorded restructuring charges related to certain legislative events and disruptions in the capital markets. As a result of the restructurings, the Company incurred expenses related to severance, contract terminations, and impairment of long-lived assets. These restructuring plans were completed by management in December 2007 and January 2008. However, an accrual related to certain lease terminations remains. Information relating to such accrual follows:

Restructuring accrual as of December 31, 2008	$3,480

Cash payments	(228)

Restructuring accrual as of March 31, 2009	3,252

Cash payments	(228)

Adjustment from initial estimate of charges (a)	515

Restructuring accrual as of June 30, 2009	$3,539

(a)	Additional expense related to this adjustment is included in “occupancy and communications” in the consolidated statements of operations.
3. Student Loans Receivable and Allowance for Loan Losses
Student loans consist of federally insured student loans, non-federally insured student loans, and student loan participations. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and, carried at amortized cost. Amortized cost includes the unamortized premiums and capitalized origination costs and fees, all of which are amortized to interest income. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans the Company has the ability and intent to sell are classified as held for sale and are carried at the lower of cost or fair value. Loans which are held-for-sale do not have the associated premium and origination costs and fees amortized into interest income and there is also no related allowance for loan losses.
As of June 30, 2009, the Company had $1.7 billion of Federal Family Education Loan Program (“FFELP”) loans classified as held for sale. These loans are funded using the Department of Education’s Loan Participation Program (the “Participation Program”) and are expected to be sold to the Department of Education (the “Department”) under the Department’s Loan Purchase Commitment Program (the “Purchase Program”) during 2009. Under the Purchase Program, the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Upon selling the $1.7 billion in loans held for sale, the Company expects to recognize a gain of approximately $31 million to $34 million. The Company plans to continue to use the Participation and Purchase Programs to fund loans originated through the 2009-2010 academic year (see note 4 for additional information related to the Department’s Participation and Purchase Programs).
Student loans receivable consisted of the following:

	As of	As of
	June 30, 2009	December 31, 2008

Federally insured loans — held-for-investment	$23,367,777	24,787,941
Federally insured loans — held-for-sale	1,731,040	—
Non-federally insured loans	200,722	273,108

	25,299,539	25,061,049
Unamortized loan premiums and deferred origination costs — held-for-investment	371,072	402,881
Unamortized loan premiums and deferred origination costs — held-for-sale	18,250	—
Allowance for loan losses – federally insured loans (held-for-investment)	(28,093)	(25,577)
Allowance for loan losses – non-federally insured loans	(21,907)	(25,345)

	$25,638,861	25,413,008

Allowance for federally insured loans — held-for-investment as a percentage of such loans	0.12%	0.10%
Allowance for non-federally insured loans as a percentage of such loans	10.91%	9.28%
Total allowance as a percentage of the ending balance of total loans (excluding loans held-for-sale)	0.21%	0.20%

The Company has provided for an allowance for loan losses related to its student loan portfolio. Activity in the allowance for loan losses is shown below:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Beginning balance	$48,497	46,137	50,922	45,592
Provision for loan losses	8,000	6,000	15,500	11,000
Loans charged off, net of recoveries	(5,197)	(4,228)	(9,102)	(7,933)
Sale of loans	(1,300)	—	(7,320)	(750)

Ending balance	$50,000	47,909	50,000	47,909

Loan Sales
During 2008 and the six months ended June 30, 2009, the Company sold federally insured student loans to third parties in order to reduce the amount of student loans remaining under the Company’s multi-year committed financing facility for FFELP loans, which contains certain equity support provisions and has an expiration date in May 2010 (see note 4 for additional information related to the FFELP warehouse facility).
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
During the three and six months ended June 30, 2009, the Company sold $20.0 million (par value) and $40.0 million (par value), respectively, of federally insured student loans to Union Bank & Trust Company (“Union Bank”), an entity under common control with the Company, resulting in the recognition of losses of $0.2 million and $0.4 million, respectively.
In addition, during the three and six months ended June 30, 2009, the Company participated $14.5 million and $65.0 million, respectively, of non-federally insured loans to third parties. Loans participated under these agreements qualify as sales pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet. The loss on the sale of these loans was not material. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests when such loans become 60 or 90 days delinquent. The activity in the accrual account related to this repurchase obligation, which is included in “other liabilities” in the accompanying consolidated balance sheet, is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Beginning balance	$5,500	—	—	—
Transfer from allowance for loan losses	1,300	—	6,800	—
Reserve for repurchase of delinquent loans (a)	800	—	800	—

Ending balance	$7,600	—	7,600	—

(a)	The reserve for repurchase of loans is included in “other” under other operating expenses in the accompanying consolidated statements of operations.

4. Bonds and Notes Payable
The following tables summarize outstanding bonds and notes payable by type of instrument:

	As of June 30, 2009
	Carrying	Interest rate
	amount	range	Final maturity

Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,063,227	0.61% – 6.90%	09/25/13 – 06/25/41
Bonds and notes based on auction or remarketing	2,606,740	0.46% – 2.96%	11/01/09 – 07/01/43

Total variable-rate bonds and notes	22,669,967

Commercial paper — FFELP facility (b)	420,936	0.32% – 1.13%	05/09/10
Fixed-rate bonds and notes (a)	188,797	5.40% – 6.50%	11/01/09 – 05/01/29
Unsecured fixed rate debt	402,864	5.125% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	691,500	0.79% – 0.85%	05/08/12
Department of Education Participation	1,741,481	1.24%	09/30/09
Department of Education Conduit	1,023,600	0.52%	05/08/14
Other borrowings	30,428	0.32% – 5.10%	01/01/10 – 11/01/15

	$27,169,573

	As of December 31, 2008
	Carrying	Interest rate
	amount	range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,509,073	0.75% – 5.02%	09/25/13 – 06/25/41
Bonds and notes based on auction or remarketing	2,713,285	0.00% – 6.00%	11/01/09 – 07/01/43

Total variable-rate bonds and notes	23,222,358

Commercial paper — FFELP facility (b)	1,445,327	1.32% – 2.94%	05/09/10
Commercial paper — private loan facility (b)	95,020	2.49%	03/14/09
Fixed-rate bonds and notes (a)	202,096	5.30% – 6.68%	11/01/09 – 05/01/29
Unsecured fixed rate debt	475,000	5.125% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	691,500	0.98% – 2.41%	05/08/12
Department of Education Participation	622,170	3.37%	09/30/09
Other borrowings	34,488	1.25% – 5.47%	05/22/09 – 11/01/15

	$26,787,959

(a)	Issued in asset-backed securitizations

(b)	Loan warehouse facilities
Secured Financing Transactions
The Company has historically relied upon secured financing vehicles as its most significant source of funding for student loans. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. The Company’s rights to cash flow from securitized student loans are subordinate to bondholder interests and may fail to generate any cash flow beyond what is due to bondholders. The Company’s secured financing vehicles are loan warehouse facilities, asset-backed securitizations, and the government’s Participation and Conduit Programs (as described below).
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

On July 31, 2008, the Company did not renew its liquidity provisions on its FFELP loan warehouse facility. Accordingly, the facility became a term facility and no new loan originations could be funded with this facility. In August 2008, the Company began to fund FFELP student loan originations for the 2008-2009 academic year pursuant to the Department’s Participation Program and an existing participation agreement with Union Bank. In May 2009, the Company began to fund FFELP loans pursuant to the Department’s program under which it finances eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”).
Loan warehouse facilities
Student loan warehousing has historically allowed the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. To support its funding needs on a short-term basis, the Company historically relied upon a multi-year committed facility for FFELP loans.
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
The terms and conditions of the Company’s warehouse facility for FFELP loans provides for formula based advance rates based on market conditions. While the Company does not believe that the loan valuation formula is reflective of the actual fair value of its loans, it is subject to compliance with such mark-to-formula provisions of the warehouse facility agreement. As of December 31, 2008, the Company had $1.6 billion of student loans in the facility, $1.4 billion borrowed under the facility, and $280.6 million posted as equity funding support for this facility.
On March 26, 2009, the Company completed a privately placed asset-backed securitization of $294.6 million. Subsequent to March 31, 2009, the Company used the proceeds from the sale of these notes and additional funds of approximately $10 million to purchase approximately $305 million of principal and interest on student loans, which were previously financed under the Company’s FFELP warehouse facility.
In June 2009, the Company accessed the Department’s Conduit Program (as further discussed below) to fund approximately $790 million of principal and interest on student loans, which were previously financed under the Company’s FFELP warehouse facility. The Company is permitted to fund 97% of the principal and interest expected to be capitalized. Accordingly, the Company borrowed approximately $763 million under the Conduit Program for purposes of refinancing loans in the FFELP warehouse facility. Excess amounts needed to fund the remaining 3% of the student loan balances were contributed by the Company.
Removing student loans from the FFELP warehouse facility as a result of the privately placed asset-backed securitization and Conduit Program allowed the Company to withdraw cash posted as equity funding support for the FFELP facility. As of June 30, 2009, the Company had $403.7 million of student loans in the facility, $420.9 million borrowed under the facility, and $62.8 million posted as equity funding support.
On August 3, 2009, the Company entered into a new FFELP warehouse facility (the “2009 FFELP Warehouse Facility”). The 2009 FFELP Warehouse Facility has a maximum financing amount of $500.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which expire on August 2, 2010. The final maturity date of the facility is August 3, 2012. In the event the Company is unable to renew the liquidity provisions by August 2, 2010, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by August 3, 2012. The Company plans to utilize the new facility to refinance the remaining student loans in the Company’s prior FFELP warehouse facility that expires in May 2010. Refinancing these loans will allow the Company to withdraw all remaining equity funding support from the prior FFELP warehouse facility.
The 2009 FFELP Warehouse Facility provides for formula based advance rates depending on FFELP loan type. The advance rates for collateral may increase or decrease based on market conditions. The all-in pricing for the facility during the first year (including up-front fees and other costs to structure the facility) is expected to be just below the conduit’s commercial paper rate plus 1%. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility. Unlike the Company’s prior FFELP warehouse facility, the new facility does not require the Company to refinance or remove a percentage of the pledged student loan collateral on an annual basis.

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
Department of Education’s Loan Participation and Purchase Commitment Programs
In August 2008, the Department implemented the Purchase Program and the Participation Program pursuant to the Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”). Under the Department’s Purchase Program, the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Under the Participation Program, the Department provides interim short term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program for the 2008-2009 academic year must be either refinanced by the lender or sold to the Department pursuant to the Purchase Program prior to September 30, 2009. To be eligible for purchase or participation under the Department’s programs, loans were originally limited to FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, with eligible borrower benefits.
On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the extension of the Participation Program and Purchase Program from September 30, 2009 to September 30, 2010. The Department indicated that loans for the 2008-2009 academic year which are funded under the Department’s Participation Program will need to be refinanced or sold to the Department prior to September 30, 2009. On November 8, 2008, the Department announced the replication of the terms of the Participation and Purchase Programs, in accordance with the October 7, 2008 legislation, which will include FFELP student loans made for the 2009-2010 academic year.
As of June 30, 2009, the Company had $1.7 billion of FFELP loans funded using the Participation Program, which are classified as held for sale on the Company’s consolidated balance sheet. These loans are expected to be sold to the Department under its Purchase Program in 2009. The Company plans to continue to use the Participation and Purchase Programs to fund loans through the 2009-2010 academic year.
Department of Education’s Conduit Program
In January 2009, the Department published summary terms under which it will finance eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders. Loans eligible for the Conduit Program must be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. The Conduit Program was launched on May 11, 2009. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. The Conduit Program has a term of five years and expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of (i) notes backed by FFELP loans, (ii) the Liquidity Agreement with the Federal Financing Bank, and (iii) the Put Agreement provided by the Department. If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank. The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the Conduit Program will be sold to the Department through the Put Agreement at a price of 97% of the face amount of the loans. As of June 30, 2009, the Company had $1.1 billion of student loans funded through the Conduit Program and $1.0 billion borrowed under the facility.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day term upon termination of the participation certificate. As of June 30, 2009 and December 31, 2008, $786.3 million and $548.4 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties. Loans participated under this agreement qualify as a sale pursuant to the provisions of SFAS No. 140. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

Unsecured Line of Credit
The Company has a $750.0 million unsecured line of credit that terminates in May 2012. As of June 30, 2009, there was $691.5 million outstanding on this line. The weighted average interest rate on this line of credit was 0.80% as of June 30, 2009. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary. The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank (“Lehman”), a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Since the bankruptcy filing, the Company has experienced funding delays from Lehman for its portion of the lending commitment under the line of credit and the Company does not expect that Lehman will fund future borrowing requests. As of June 30, 2009, excluding Lehman’s lending commitment, the Company has $51.2 million available for future use under its unsecured line of credit.
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
As of June 30, 2009, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.
The Company’s operating line of credit does not have any covenants related to unsecured debt ratings. However, changes in the Company’s ratings (as well as the amounts the Company borrows) have modest implications on the pricing level at which the Company obtains funding.
A default on the 2009 FFELP Warehouse Facility would result in an event of default on the Company’s unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.
Debt Purchases
During the first and second quarters of 2009, the Company purchased $34.9 million and $35.5 million, respectively, of its 5.125% Senior Notes due 2010 (the “2010 Notes”) for a purchase price of $26.8 million and $31.1 million, respectively. These transactions resulted in gains of $8.1 million and $4.4 million, respectively. On July 28, 2009, the Company purchased $102.6 million of the 2010 Notes at par. Subsequent to this transaction, the Company has $102.0 million of 2010 Notes outstanding.
During the second quarter of 2009, the Company purchased $1.75 million of its Junior Subordinated Hybrid Securities for a purchase price of $0.35 million, which resulted in a gain of $1.4 million.
Subsequent to June 30, 2009, the Company repurchased $21.6 million of certain asset-backed securities for a purchase price of $19.3 million, which resulted in the Company recording a gain of $2.3 million in the third quarter of 2009.
Any gains recorded by the Company from the purchase of debt are included in “other income” on the Company’s consolidated statement of operations.
5. Derivative Financial Instruments
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
In using different index types and different index reset frequencies to fund assets, the Company is exposed to interest rate risk in the form of basis risk and repricing risk, which, as noted above, is the risk that the different indices may reset at different frequencies, or will not move in the same direction or with the same magnitude. While these indices are short term with rate movements that are highly correlated over a longer period of time, they have recently become less correlated. Due to capital market dislocations or other factors not within the Company’s control, there can be no assurance the indices will regain their high level of correlation in the future.
The Company has used derivative instruments to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities. The Company has entered into basis swaps in which the Company (i) receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the agreements (the “Average/Discrete Basis Swaps”); and (ii) receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the “1/3 Basis Swaps”).
However, the Company does not generally hedge the basis risk due to the different interest rate indices associated with its assets and liabilities, since the derivatives needed to hedge this risk are generally illiquid or non-existent and the relationship between the indices for most of the Company’s assets and liabilities has been highly correlated over a long period of time.
As of June 30, 2009, the Company had approximately $24.0 billion of FFELP loans indexed to three-month financial commercial paper rate and $20.1 billion of debt indexed to LIBOR. Due to the unintended consequences of government intervention in the commercial paper markets and limited issuances of qualifying financial commercial paper, the relationship between the three-month financial CP and LIBOR rates has been distorted and volatile. To address this issue, the Department announced that for purposes of calculating the FFELP loan index from October 27, 2008 to December 31, 2008, the Federal Reserve’s Commercial Paper Funding Facility rate was used for those days in which no three-month financial commercial paper rate was available. This action partially mitigated the volatility between CP and LIBOR during the fourth quarter of 2008. However, the Department did not implement a similar methodology for the first and second quarters of 2009, which negatively impacted the Company’s interest income earned on its student loan portfolio.
The following table summarizes the Company’s basis swaps outstanding as of June 30, 2009 and December 31, 2008 used by the Company to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities.

	As of June 30, 2009
	Notional amount
	Average/Discrete
Maturity	Basis Swaps	1/3 Basis Swaps (c)

2009 (a)	$7,000,000	—
2011 (b)	6,000,000	—
2018	—	1,300,000
2019	—	500,000
2021	—	250,000
2023	—	1,250,000
2024	—	250,000
2028	—	100,000

	$13,000,000	3,650,000

(a)	Subsequent to June 30, 2009, the Company terminated all the Average/Discrete Basis Swaps with a maturity in 2009 for total proceeds of $2.4 million.

(b)	Certain of these derivatives have forward effective start dates of January 2010 ($1.5 billion), February 2010 ($1.5 billion), and March 2010 ($1.5 billion).

(c)	Subsequent to June 30, 2009, the Company entered into additional 1/3 Basis Swaps with notional amounts of $500.0 million and $150.0 million with maturity dates in 2014 and 2039, respectively.

	As of December 31, 2008
	Notional amount
	Average/Discrete
Maturity	Basis Swaps	1/3 Basis Swaps

2010	$4,500,000	—
2011	2,700,000	—
2012	2,400,000	—
2018	—	1,300,000
2023	—	1,250,000
2028	—	100,000

	$9,600,000	2,650,000

During the three months ended March 31, 2009, the Company terminated and/or amended certain Average/Discrete Basis Swap agreements for net payments of $11.7 million.
FFELP loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. The Company generally finances its student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.
Depending on the type of loan and when it was originated, the borrower rate is either fixed to term or is reset to an annual rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company may earn floor income for an extended period of time, which the Company refers to as fixed rate floor income, and for those loans where the borrower rate is reset annually on July 1, the Company may earn floor income to the next reset date, which the Company refers to as variable rate floor income. In accordance with legislation enacted in 2006, lenders are required to rebate fixed rate floor income and variable rate floor income to the Department for all FFELP loans first originated on or after April 1, 2006.
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
As of June 30, 2009, the Company held the following interest rate derivatives to hedge fixed-rate student loan assets earning fixed rate floor income.

		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2010 (b)	$750,000	0.80%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

(b)	Certain of these derivatives have forward effective start dates of July 2009 ($250 million) and August 2009 ($250 million).

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
For the three and six months ended June 30, 2009, the Company recorded an expense of $63.9 million and $16.6 million, respectively, as a result of re-measurement of the Euro Notes, and income of $41.2 million and an expense of $15.9 million, respectively, for the change in the fair value of the related derivative instruments. For the three and six months ended June 30, 2008, the Company recorded income of $4.4 million and an expense of $88.5 million, respectively, as a result of re-measurement of the Euro Notes, and an expense of $2.4 million and income of $91.7 million, respectively, for the change in the fair value of the related derivative instruments.
The re-measurement of the Euro-denominated bonds generally correlates with the change in fair value of the cross-currency interest rate swaps. However, the Company will experience unrealized gains or losses related to the cross-currency interest rate swaps if the two underlying indices (and related forward curve) do not move in parallel. Management intends to hold the cross-currency interest rate swaps through the maturity of the Euro-denominated bonds.
Accounting for Derivative Financial Instruments
The Company accounts for derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133. As a result, the change in fair value of the Company’s derivatives at each reporting date are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of operations. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company.
Any proceeds received or payments made by the Company to terminate a derivative in advance of its expiration date or to amend the terms of an existing derivative, are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of operations and are accounted for as a change in fair value on such derivative.
The following table summarizes the fair value of the Company’s derivatives not designated as hedging instruments under SFAS No. 133:

	Asset derivatives		Liability derivatives
	Fair value as of	Fair value as of	Fair value as of	Fair value as of
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008

Interest rate swaps	$1,042	—	(32)	—
Average/Discrete Basis Swaps	1,170	2,817	(7,322)	(1,800)
1/3 Basis Swaps	15,089	5,037	—	(15)
Cross-currency interest rate swaps	151,419	167,320	—	—

Total	$168,720	175,174	(7,354)	(1,815)

The following table summarizes the effect of derivative instruments in the consolidated statements of operations. All gains and losses recognized in income related to the Company’s derivative activity are included in “Derivative market value, foreign currency, and put option adjustments and derivative settlements, net”, on the consolidated statements of operations.

Derivatives not designated	Amount of gain (or loss) recognized		Amount of gain (or loss) recognized
as hedging under SFAS No. 133	in income on derivatives		in income on derivatives
	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Settlements:
Interest rate swaps	$(11)	(7,842)	(11)	(11,019)
Average/Discrete Basis Swaps	1,040	5,148	11,062	44,711
1/3 Basis Swaps	6,657	—	17,401	894
Cross-currency interest rate swaps	1,849	7,131	5,441	10,614

Total settlements	9,535	4,437	33,893	45,200

Change in fair value:
Interest rate swaps	1,011	38,969	1,011	4,098
Average/Discrete Basis Swaps	(6,682)	(25,049)	(18,678)	(51,337)
1/3 Basis Swaps	(7,118)	—	9,867	2,568
Cross-currency interest rate swaps	41,209	(2,461)	(15,902)	91,668
Other	1,432	—	1,432	465

Total change in fair value	29,852	11,459	(22,270)	47,462

Total impact to statements of operations	$39,387	15,896	11,623	92,662

Derivative Instruments — Credit and Market Risk
By using derivative instruments, the Company is exposed to credit and market risk.
When the fair value of a derivative instrument is negative, the Company would owe the counterparty if the derivative was settled and, therefore, has no immediate credit risk. Additionally, if the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company posts collateral may depend on the Company’s unsecured credit rating. If interest and foreign currency exchange rates move materially, the Company could be required to deposit a significant amount of collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company’s liquidity and capital resources.
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
6. Segment Reporting
The Company has five operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS No. 131”), as follows: Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services, Software and Technical Services, and Asset Generation and Management. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. The accounting policies of the Company’s operating segments are the same as those described in the summary of significant accounting policies. Intersegment revenues are charged by a segment to another segment that provides the product or service. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.
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

Historically, the Company generated the majority of its revenue from net interest income earned in its Asset Generation and Management operating segment. In recent years, the Company has made several acquisitions that have expanded the Company’s products and services and has diversified its revenue – primarily from fee-based businesses. The Company currently offers a broad range of pre-college, in-college, and post-college products and services to students, families, schools, and financial institutions. These products and services help students and families plan and pay for their education and students plan their careers. The Company’s products and services are designed to simplify the education planning and financing process and are focused on providing value to students, families, and schools throughout the education life cycle. The Company continues to diversify its sources of revenue, including those generated from businesses that are not dependent upon government programs, thereby reducing legislative and political risk.
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
Enrollment Services
The Enrollment Services segment offers products and services that are focused on helping (i) students plan and prepare for life after high school (content management and publishing and editing services) and (ii) colleges recruit and retain students (lead generation and recruitment services). Lead generation products and services include vendor lead management services and admissions lead generation. Publishing and editing services include test preparation study guides and essay and resume editing services. Content management products and services include online courses and related services. Recruitment services include pay per click marketing management, email marketing, list marketing services, and admissions consulting.
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
Segment Results and Reconciliations to GAAP

	Three months ended June 30, 2009
	Fee-Based
	Student	Tuition							“Base net
	Loan	Payment		Software		Asset	Corporate		income”
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$13	11	—	—	24	156,233	1,312	(422)	6,042	163,189
Interest expense	—	—	—	—	—	98,338	8,166	(422)	—	106,082

Net interest income (loss)	13	11	—	—	24	57,895	(6,854)	—	6,042	57,107

Less provision for loan losses	—	—	—	—	—	8,000	—	—	—	8,000

Net interest income (loss) after provision for loan losses	13	11	—	—	24	49,895	(6,854)	—	6,042	49,107

Other income (expense):
Loan and guaranty servicing revenue	29,184	—	—	—	29,184	—	(381)	—	—	28,803
Tuition payment processing and campus commerce revenue	—	11,848	—	—	11,848	—	—	—	—	11,848
Enrollment services revenue	—	—	28,747	—	28,747	—	—	—	—	28,747
Software services revenue	925	—	—	5,194	6,119	—	—	—	—	6,119
Other income	249	—	—	—	249	4,241	7,037	—	—	11,527
Loss on sale of loans	—	—	—	—	—	(196)	—	—	—	(196)
Intersegment revenue	20,888	53	277	3,896	25,114	—	8,463	(33,577)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(34,013)	(34,013)
Derivative settlements, net	—	—	—	—	—	9,535	—	—	—	9,535

Total other income (expense)	51,246	11,901	29,024	9,090	101,261	13,580	15,119	(33,577)	(34,013)	62,370

Operating expenses:
Salaries and benefits	13,355	6,402	5,863	5,715	31,335	1,735	6,234	876	—	40,180
Restructure expense- severance and contract terminination costs	2,513	—	—	422	2,935	—	353	(3,288)	—	—
Cost to provide enrollment services	—	—	18,092	—	18,092	—	—	—	—	18,092
Other expenses	11,140	2,339	3,041	838	17,358	5,875	8,259	1,807	5,785	39,084
Intersegment expenses	9,484	669	508	764	11,425	20,732	815	(32,972)	—	—

Total operating expenses	36,492	9,410	27,504	7,739	81,145	28,342	15,661	(33,577)	5,785	97,356

Income (loss) before income taxes	14,767	2,502	1,520	1,351	20,140	35,133	(7,396)	—	(33,756)	14,121
Income tax (expense) benefit (a)	(5,612)	(951)	(577)	(514)	(7,654)	(13,351)	940	—	14,147	(5,918)

Net income (loss)	$9,155	1,551	943	837	12,486	21,782	(6,456)	—	(19,609)	8,203

(a)	Income taxes are applied based on 38% of income (loss) before income taxes for the individual operating segments.

	Three months ended June 30, 2008
	Fee-Based
	Student	Tuition							“Base net
	Loan	Payment		Software		Asset	Corporate		income”
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$243	310	1	—	554	282,293	1,574	(546)	21,927	305,802
Interest expense	—	—	1	—	1	222,402	10,607	(546)	—	232,464

Net interest income (loss)	243	310	—	—	553	59,891	(9,033)	—	21,927	73,338

Less provision for loan losses	—	—	—	—	—	6,000	—	—	—	6,000

Net interest income (loss) after provision for loan losses	243	310	—	—	553	53,891	(9,033)	—	21,927	67,338

Other income (expense):
Loan and guaranty servicing revenue	23,664	—	—	—	23,664	157	—	—	—	23,821
Tutition payment processing and campus commerce revenue	—	10,270	—	—	10,270	—	—	—	—	10,270
Enrollment services revenue	—	—	26,068	—	26,068	—	—	—	—	26,068
Software services revenue	1,083	—	—	4,896	5,979	—	—	—	—	5,979
Other income	6	—	—	—	6	4,851	1,268	—	—	6,125
Gain on sale of loans	—	—	—	—	—	48	—	—	—	48
Intercompany revenue	18,382	(76)	—	1,517	19,823	—	13,960	(33,783)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	15,755	15,755
Derivative settlements, net	—	—	—	—	—	11,638	—	—	(7,201)	4,437

Total other income (expense)	43,135	10,194	26,068	6,413	85,810	16,694	15,228	(33,783)	8,554	92,503

Operating expenses:
Salaries and benefits	12,491	5,784	6,373	4,702	29,350	1,954	12,828	(1,333)	750	43,549
Restructure expense- severance and contract terminination costs	(104)	—	(15)	(8)	(127)	(52)	(186)	365	—	—
Cost to provide enrollment services	—	—	14,755	—	14,755	—	—	—	—	14,755
Other expenses	8,011	2,551	2,529	714	13,805	5,095	14,921	(764)	6,561	39,618
Intersegment expenses	9,822	461	1,580	342	12,205	18,952	894	(32,051)	—	—

Total operating expenses	30,220	8,796	25,222	5,750	69,988	25,949	28,457	(33,783)	7,311	97,922

Income (loss) before income taxes	13,158	1,708	846	663	16,375	44,636	(22,262)	—	23,170	61,919
Income tax (expense) benefit (a)	4,079	530	262	206	5,077	13,837	(6,902)	—	7,183	19,195

Net income (loss) from continuing operations	9,079	1,178	584	457	11,298	30,799	(15,360)	—	15,987	42,724
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	981	981

Net income (loss)	$9,079	1,178	584	457	11,298	30,799	(15,360)	—	16,968	43,705

(a)	Income taxes are applied based on the consolidated effective tax rate to income (loss) before income taxes.

	Six months ended June 30, 2009
	Fee-Based
	Student	Tuition							“Base net
	Loan	Payment		Software		Asset	Corporate		income”
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$79	41	—	—	120	328,820	2,739	(982)	7,502	338,199
Interest expense	—	—	—	—	—	236,932	16,634	(982)	—	252,584

Net interest income (loss)	79	41	—	—	120	91,888	(13,895)	—	7,502	85,615

Less provision for loan losses	—	—	—	—	—	15,500	—	—	—	15,500

Net interest income (loss) after provision for loan losses	79	41	—	—	120	76,388	(13,895)	—	7,502	70,115

Other income (expense):
Loan and guaranty servicing revenue	56,037	—	—	—	56,037	—	(763)	—	—	55,274
Tuition payment processing and campus commerce revenue	—	27,386	—	—	27,386	—	—	—	—	27,386
Enrollment services revenue	—	—	57,518	—	57,518	—	—	—	—	57,518
Software services revenue	1,800	—	—	10,024	11,824	—	—	—	—	11,824
Other income	361	—	—	—	361	8,892	19,136	—	—	28,389
Loss on sale of loans	—	—	—	—	—	(402)	—	—	—	(402)
Intersegment revenue	40,766	110	277	7,020	48,173	—	17,384	(65,557)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(38,893)	(38,893)
Derivative settlements, net	—	—	—	—	—	33,893	—	—	—	33,893

Total other income (expense)	98,964	27,496	57,795	17,044	201,299	42,383	35,757	(65,557)	(38,893)	174,989

Operating expenses:
Salaries and benefits	28,059	12,947	11,958	10,900	63,864	3,510	12,501	(1,628)	159	78,406
Restructure expense- severance and contract termination costs	2,513	—	—	422	2,935	—	353	(3,288)	—	—
Cost to provide enrollment services	—	—	35,885	—	35,885	—	—	—	—	35,885
Other expenses	19,737	4,747	6,336	1,516	32,336	10,834	18,720	1,807	11,939	75,636
Intersegment expenses	18,954	1,292	1,054	1,409	22,709	38,608	1,131	(62,448)	—	—

Total operating expenses	69,263	18,986	55,233	14,247	157,729	52,952	32,705	(65,557)	12,098	189,927

Income (loss) before income taxes	29,780	8,551	2,562	2,797	43,690	65,819	(10,843)	—	(43,489)	55,177
Income tax (expense) benefit (a)	(11,317)	(3,249)	(973)	(1,064)	(16,603)	(25,012)	3,135	—	16,961	(21,519)

Net income (loss)	$18,463	5,302	1,589	1,733	27,087	40,807	(7,708)	—	(26,528)	33,658

(a)	Income taxes are applied based on 38% of income (loss) before income taxes for the individual operating segments.

	Six months ended June 30, 2008
	Fee-Based
	Student	Tuition							“Base net
	Loan	Payment		Software		Asset	Corporate		income”
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$856	1,075	10	—	1,941	602,651	2,771	(640)	40,745	647,468
Interest expense	—	—	2	—	2	538,417	19,826	(640)	—	557,605

Net interest income (loss)	856	1,075	8	—	1,939	64,234	(17,055)	—	40,745	89,863

Less provision for loan losses	—	—	—	—	—	11,000	—	—	—	11,000

Net interest income (loss) after provision for loan losses	856	1,075	8	—	1,939	53,234	(17,055)	—	40,745	78,863

Other income (expense):
Loan and guaranty servicing revenue	48,320	—	—	—	48,320	162	—	—	—	48,482
Tutition payment processing and campus commerce revenue	—	24,117	—	—	24,117	—	—	—	—	24,117
Enrollment services revenue	—	—	53,290	—	53,290	—	—	—	—	53,290
Software services revenue	2,535	—	37	11,611	14,183	—	—	—	—	14,183
Other income	38	—	—	—	38	9,708	2,633	—	—	12,379
Loss on sale of loans	—	—	—	—	—	(47,426)	—	—	—	(47,426)
Intersegment revenue	38,606	184	—	3,333	42,123	—	31,172	(73,295)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	466	—	—	(42,072)	(41,606)
Derivative settlements, net	—	—	—	—	—	55,165	—	—	(9,965)	45,200

Total other income (expense)	89,499	24,301	53,327	14,944	182,071	18,075	33,805	(73,295)	(52,037)	108,619

Operating expenses:
Salaries and benefits	26,489	11,214	12,896	9,870	60,469	4,178	27,419	3,280	2,046	97,392
Restructure expense- severence and contract terminination costs	747	—	282	510	1,539	1,844	3,729	(7,112)	—	—
Impairment expense	5,074	—	—	—	5,074	9,351	4,409	—	—	18,834
Cost to provide enrollment services	—	—	30,158	—	30,158	—	—	—	—	30,158
Other expenses	16,498	4,611	5,289	1,333	27,731	10,439	28,786	298	13,121	80,375
Intersegment expenses	23,100	757	3,427	736	28,020	39,554	2,187	(69,761)	—	—

Total operating expenses	71,908	16,582	52,052	12,449	152,991	65,366	66,530	(73,295)	15,167	226,759

Income (loss) before income taxes	18,447	8,794	1,283	2,495	31,019	5,943	(49,780)	—	(26,459)	(39,277)
Income tax (expense) benefit (a)	5,719	2,727	397	774	9,617	1,842	(15,433)	—	(8,202)	(12,176)

Net income (loss) from continuing operations	12,728	6,067	886	1,721	21,402	4,101	(34,347)	—	(18,257)	(27,101)
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	981	981

Net income (loss)	$12,728	6,067	886	1,721	21,402	4,101	(34,347)	—	(17,276)	(26,120)

(a)	Income taxes are applied based on the consolidated effective tax rate to income (loss) before income taxes.
Corporate Activity and Overhead in the previous tables primarily includes the following items:
•	Income earned on certain investment activities

•	Interest expense incurred on unsecured debt transactions

•	Other products and service offerings that are not considered operating segments

•	Certain corporate activities and unallocated overhead functions related to executive management, human resources, accounting and finance, legal, marketing, and corporate technology support

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

	Student	Tuition
	Loan	Payment		Software	Asset	Corporate
	and	Processing		and	Generation	Activity
	Guaranty	and Campus	Enrollment	Technical	and	and
	Servicing	Commerce	Services	Services	Management	Overhead	Total
	Three months ended June 30, 2009

Derivative market value, foreign currency, and put option adjustments (1)	$—	—	—	—	35,445	(1,432)	34,013
Amortization of intangible assets (2)	1,079	1,869	2,701	136	—	—	5,785
Compensation related to business combinations (3)	—	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(6,042)	—	(6,042)
Income from discontinued operations, net of tax (5)	—	—	—	—	—	—	—
Net tax effect (6)	(410)	(710)	(1,027)	(52)	(11,173)	(775)	(14,147)

Total adjustments to GAAP	$669	1,159	1,674	84	18,230	(2,207)	19,609

	Three months ended June 30, 2008

Derivative market value, foreign currency, and put option adjustments (1)	$—	—	—	—	(15,866)	111	(15,755)
Amortization of intangible assets (2)	1,165	1,997	3,113	286	—	—	6,561
Compensation related to business combinations (3)	—	—	—	—	—	750	750
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(14,726)	—	(14,726)
Income from discontinued operations, net of tax (5)	(981)	—	—	—	—	—	(981)
Net tax effect (6)	(361)	(619)	(965)	(89)	9,484	(267)	7,183

Total adjustments to GAAP	$(177)	1,378	2,148	197	(21,108)	594	(16,968)

	Six months ended June 30, 2009

Derivative market value, foreign currency, and put option adjustments (1)	$—	—	—	—	40,325	(1,432)	38,893
Amortization of intangible assets (2)	2,158	3,756	5,743	282	—	—	11,939
Compensation related to business combinations (3)	—	—	—	—	—	159	159
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(7,502)	—	(7,502)
Income from discontinued operations, net of tax (5)	—	—	—	—	—	—	—
Net tax effect (6)	(842)	(1,465)	(2,240)	(110)	(12,800)	496	(16,961)

Total adjustments to GAAP	$1,316	2,291	3,503	172	20,023	(777)	26,528

	Six months ended June 30, 2008

Derivative market value, foreign currency, and put option adjustments (1)	$—	—	—	—	41,534	538	42,072
Amortization of intangible assets (2)	2,421	4,048	5,935	572	145	—	13,121
Compensation related to business combinations (3)	—	—	—	—	—	2,046	2,046
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(30,780)	—	(30,780)
Income from discontinued operations, net of tax (5)	(981)	—	—	—	—	—	(981)
Net tax effect (6)	(750)	(1,255)	(1,840)	(178)	(3,378)	(801)	(8,202)

Total adjustments to GAAP	$690	2,793	4,095	394	7,521	1,783	17,276

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

Prior to October 1, 2008, variable rate floor income was calculated by the Company on a statutory maximum basis. However, as a result of the disruption in the capital markets beginning in August 2007, the full benefit of variable rate floor income calculated on a statutory maximum basis has not been realized by the Company due to the widening of the spread between short term interest rate indices and the Company’s actual cost of funds. As a result of the ongoing volatility of interest rates, effective October 1, 2008, the Company changed its calculation of variable rate floor income to better reflect the economic benefit received by the Company. The economic benefit received by the Company related to variable rate floor income was $6.0 million and $19.3 million for the three months ended June 30, 2009 and 2008, respectively, and $7.5 million and $25.6 million for the six months ended June 30, 2009 and 2008, respectively. Variable rate floor income calculated on a statutory maximum basis was $13.0 million and $21.9 million for the three months ended June 30, 2009 and 2008, respectively, and $23.8 million and $40.7 million for the six months ended June 30, 2009 and 2008, respectively. Beginning October 1, 2008, the economic benefit received by the Company has been used to determine base net income.

The Company has used derivative instruments to hedge variable rate floor income during certain periods. During the three and six months ended June 30, 2008, the Company made payments (settlements) of $7.2 million and $10.0 million, respectively, on such derivatives. These settlements are netted with variable-rate floor income and are excluded from “base net income”.

(5)
Discontinued operations: In May 2007, the Company sold EDULINX. As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented. The Company presents “base net income” excluding discontinued operations since the operations and cash flows of EDULINX have been eliminated from the ongoing operations of the Company.

(6)
For 2009, income taxes are applied based on 38% of income (loss) before income taxes for the individual operating segments. For 2008, income taxes for each individual operating segment are applied based on the consolidated effective tax rate.

7. Intangible Assets and Goodwill
Intangible assets consist of the following:

	Weighted
	average
	remaining
	useful life as of	As of	As of
	June 30,	June 30,	December 31,
	2009	2009	2008
Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $34,306 and $29,737, respectively)	101	$46,054	50,623
Trade names (net of accumulated amortization of $7,369 and $5,478, respectively)	38	9,690	11,581
Covenants not to compete (net of accumulated amortization of $17,683 and $14,887, respectively)	14	5,939	8,735
Database and content (net of accumulated amortization of $6,574 and $5,447, respectively)	17	2,906	4,033
Computer software (net of accumulated amortization of $8,642 and $7,441, respectively)	8	360	1,561
Student lists (net of accumulated amortization of $8,197 and $7,855, respectively)	—	—	342
Other (net of accumulated amortization of $108 and $95, respectively)	80	166	179

Total — amortizable intangible assets	79 months	$65,115	77,054

The Company recorded amortization expense on its intangible assets of $5.8 million and $6.6 million for the three months ended June 30, 2009 and 2008, respectively, and $11.9 million and $13.1 million for the six months ended June 30, 2009 and 2008, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of June 30, 2009, the Company estimates it will record amortization expense as follows:

2009	$10,379
2010	15,985
2011	10,031
2012	9,029
2013	6,168
2014 and thereafter	13,523

$65,115

The following table summarizes the Company’s allocation of goodwill by operating segment as of June 30, 2009 and December 31, 2008:

Tuition Payment Processing and Campus Commerce	$58,086
Enrollment Services	66,613
Software and Technical Services	8,596
Asset Generation and Management	41,883

$175,178

8. Fair Value of Financial Instruments
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

	As of June 30, 2009
	Level 1	Level 2	Total
Assets:
Cash and cash equivalents (a)	$366,827	—	366,827
Restricted cash (a)	481,641	—	481,641
Restricted cash — due to customers (a)	41,127	—	41,127
Other assets (b)	4,577	4,553	9,130
Fair value of derivative instruments (c)	—	168,720	168,720

Total assets	$894,172	173,273	1,067,445

Liabilities:
Fair value of derivative instruments (c)	$—	7,354	7,354

Total liabilities	$—	7,354	7,354

	As of December 31, 2008
	Level 1	Level 2	Total
Assets:
Cash and cash equivalents (a)	$189,847	—	189,847
Restricted cash (a)	387,404	—	387,404
Restricted cash — due to customers (a)	160,985	—	160,985
Other assets (b)	4,941	3,876	8,817
Fair value of derivative instruments (c)	—	175,174	175,174

Total assets	$743,177	179,050	922,227

Liabilities:
Fair value of derivative instruments (c)	$—	1,815	1,815

Total liabilities	$—	1,815	1,815

(a)
The carrying amount for cash and cash equivalents, restricted cash, and restricted cash – due to customers approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.

(b)
Other assets includes investments recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. Level 1 investments include investments traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 investments include corporate debt securities.

(c)
All derivatives are accounted for at fair value on a recurring basis. The fair values of derivative financial instruments are determined by derivative pricing models using the stated terms of the contracts and observable yield curves, forward foreign currency exchange rates, and volatilities from active markets. It is the Company’s policy to compare its derivative fair values to those received by its counterparties in order to validate the model’s outputs. Fair value of derivative instruments is comprised of market value less accrued interest and excludes collateral.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheet:

	As of		As of
	June 30, 2009		December 31, 2008
	Fair value	Carrying value	Fair value	Carrying value
Financial assets:
Student loans receivable	$24,278,217	23,889,571	25,743,732	25,413,008
Student loans receivable — held for sale	1,781,972	1,749,290	—	—
Cash and cash equivalents	366,827	366,827	189,847	189,847
Restricted cash	481,641	481,641	387,404	387,404
Restricted cash – due to customers	41,127	41,127	160,985	160,985
Restricted investments	600,839	600,839	609,868	609,868
Accrued interest receivable	385,158	385,158	471,878	471,878
Other assets	9,130	9,130	8,817	8,817
Derivative instruments	168,720	168,720	175,174	175,174

Financial liabilities:
Bonds and notes payable	27,052,894	27,169,573	26,512,082	26,787,959
Accrued interest payable	34,911	34,911	81,576	81,576
Due to customers	41,127	41,127	160,985	160,985
Derivative instruments	7,354	7,354	1,815	1,815

The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring basis are discussed above. The remaining financial assets and liabilities were estimated using the following methods and assumptions:
Student Loans Receivable and Student Loans Receivable – Held for Sale
The fair value of student loans receivable is estimated at amounts recently paid and/or received or amounts anticipated to be received by the Company to acquire and/or sell similar loans in the market and/or the characteristics of the portfolio.
Restricted Investments, Accrued Interest Receivable/Payable, and Due to Customers
The carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.
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
9. Shareholders’ Equity
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
10. Earnings per Common Share
Presented below is a summary of the components used to calculate basic and diluted earnings per share. The Company adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, on January 1, 2009, which requires application of the two-class method of computing earnings per share. Under this pronouncement, unvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. The two-class method requires the calculation of separate earnings per share amounts for the unvested share-based awards and for common stock. Earnings per share attributable to common stock is shown in the table below. Prior period earnings per share data has been retroactively adjusted to conform to the pronouncement.

	Three		Six
	months ended		months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss) attributable to Nelnet, Inc.	$8,203	43,705	33,658	(26,120)
Less earnings (loss) allocated to unvested restricted stockholders	52	307	219	(196)

Net income (loss) available to common stockholders	$8,151	43,398	33,439	(25,924)

Weighted average common shares outstanding — basic	49,534,413	49,095,153	49,339,451	49,073,580
Dilutive effect of the assumed vesting of restricted stock awards	199,148	219,788	204,010	—

Weighted average common shares outstanding — diluted	49,733,561	49,314,941	49,543,461	49,073,580

Basic earnings (loss) per common share	$0.16	0.88	0.68	(0.53)

Diluted earnings (loss) per common share	$0.16	0.88	0.68	(0.53)

No dilutive effect of nonvested restricted stock is presented for the six months ended June 30, 2008 as the Company reported a net loss and including these shares would have been antidilutive for the period. The dilutive effect of these shares if the Company had net income for the period was not significant.

11. Gain from Sale of Equity Method Investment
On September 28, 2007, the Company sold its 50% membership interests in Premiere Credit of North America, LLC (“Premiere”) for initial proceeds of $10.0 million. The Company recognized an initial gain on the sale of Premiere of $3.9 million during the three month period ended September 30, 2007. In January 2009, the Company earned $3.5 million in additional consideration as a result of the sale of Premiere. This payment represented contingent consideration that was owed to the Company if Premiere was awarded a collections contract as defined in the purchase agreement. The $3.5 million of contingent consideration is included in “other income” in the accompanying consolidated statements of operations for the six months ended June 30, 2009.
12. Legal Proceedings and Regulatory Reviews
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
Department of Education Review
The Department of Education periodically reviews participants in the FFELP for compliance with program provisions. On June 28, 2007, the Department notified the Company that it would be conducting a review of the Company’s practices in connection with the prohibited inducement provisions of the Higher Education Act and the associated regulations that allow borrowers to have a choice of lenders. The Company understands that the Department selected several schools and lenders for review. The Company responded to the Department’s requests for information and documentation and cooperated with their review. On May 1, 2009, the Company received the Department’s preliminary program review report, which covered the Department’s review of the period from October 1, 2002 to September 30, 2007. The preliminary program review report contained certain initial findings of noncompliance with the Higher Education Act’s prohibited inducement provisions and required that the Company provide an explanation for the basis of the arrangements noted in the preliminary program review report. The Company has responded and provided an explanation of the arrangements noted in the Department’s initial findings, and the Department is expected to issue a final program review determination letter and advise the Company whether it intends to take any additional action. To the extent any findings are contained in a final letter, the additional action may include the assessment of fines or penalties, or the limitation, suspension, and termination of the Company’s participation in FFELP.
The Company believes that it has materially complied with the Higher Education Act’s prohibited inducement provisions and the rules, regulations, and guidance of the Department thereunder; however, it cannot predict the ultimate outcome of the Department’s review.
13. Recent Developments — Legislation
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
On July 21, 2009, the House Committee on Education and Labor approved the Student Aid Reform and Fiscal Responsibility Act (“SAFRA”), which would eliminate the FFEL Program and require that after July 1, 2010 all new federal student loans be made through the Direct Student Loan Program. It is currently expected that the full House will consider the legislation in September 2009. The Senate Committee on Health, Education, Labor, and Pensions has not released a timeline for its consideration of the proposed legislation, but it is expected that they will begin considering student loan legislation no earlier than September. In addition to the House’s proposal, there are several other proposals for changes to the education financing framework that may be considered as the legislation moves forward. These include a possible extension of ECASLA, which expires on July 1, 2010, and the Student Loan Community Proposal, a proposal endorsed by a cross-section of FFELP service providers (including the Company) as an alternative to the 100% federal direct lending proposal reflected in SAFRA.

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
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and six months ended June 30, 2009 and 2008. All dollars are in thousands, except per share amounts, unless otherwise noted).
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

The Company has certain business objectives in place for 2009 and beyond that include:
•	Grow and diversify fee-based businesses

•	Manage operating costs

•	Maximize the value of existing portfolio

•	Eliminate exposure to liquidity risk and unfunded debt burden

•	Reposition asset generation business
Achieving these business objectives has impacted the financial condition and operating results of the Company during the first and second quarters of 2009 as discussed below.
In addition, recent proposed legislation concerning the student loan industry may impact the future financial condition and operating results of the Company.
Grow and Diversify Fee-Based Businesses
In recent years, the Company has expanded products and services generated from businesses that are not dependent upon the FFEL Program, thereby reducing legislative and political risk. Revenues from these businesses are primarily generated from products and services offered in the Company’s Tuition Payment Processing and Campus Commerce and Enrollment Services operating segments. As shown below, revenue earned from businesses less dependent upon government programs has grown $6.3 million (23.2%) for the three months ended June 30, 2009 compared to the same period in 2008, and $11.6 million (19.9%) for the six months ended June 30, 2009 compared to the same period in 2008.

	Three months ended June 30,
	2009	2008	$ Change	% Change

Tuition Payment Processing and Campus Commerce	$11,848	10,270	1,578
Enrollment Services — Lead Generation	21,709	16,972	4,737

	33,557	27,242	$6,315	23.2%

Enrollment Services — Other	7,038	9,096
Student Loan and Guaranty Servicing	30,109	24,747
Software and Technical Services	5,194	4,896

Total revenue from fee-based businesses	$75,898	65,981

	Six months ended June 30,
	2009	2008	$ Change	% Change

Tuition Payment Processing and Campus Commerce	$27,386	24,117	3,269
Enrollment Services — Lead Generation	42,779	34,406	8,373

	70,165	58,523	$11,642	19.9%

Enrollment Services — Other	14,739	18,921
Student Loan and Guaranty Servicing	57,837	50,855
Software and Technical Services	10,024	11,611

Total revenue from fee-based businesses	$152,765	139,910

Department of Education Servicing Contract
In June 2009, the Department of Education named the Company as one of four private sector servicers awarded a servicing contract to service student loans. The contract specifically covers the servicing of all federally-owned student loans, including the servicing of FFELP loans purchased by the Department pursuant to ECASLA. The Company expects the contract to begin on or around August 31, 2009 and span five years with one, five-year renewal option. Beginning in August 2010, the contract will also cover the servicing on new loans originated under the Direct Loan Program. Servicing volume will initially be allocated by the Department to servicers awarded a contract, and performance factors such as customer satisfaction levels and default rates will determine volume allocations over time. Servicing loans under this contract will further diversify the Company’s revenue and customer base.

Manage Operating Costs
Excluding costs to provide enrollment services and restructure and impairment charges, operating expenses decreased $7.6 million (9.0%) and $19.9 million (11.7%) for the three and six months ended June 30, 2009 compared to the same periods in 2008. These decreases were the result of continued focus by the Company on managing costs and gaining efficiencies and continued benefits from prior restructuring activities.
During the second quarter of 2009, the Company adopted a plan to further streamline its operations by continuing to reduce its geographic footprint and consolidate servicing operations and related support services. The Company estimates that the charge to earnings associated with this restructuring plan will be fully recognized by December 31, 2010 and will total approximately $9.2 million, consisting of approximately $5.7 million in severance costs and approximately $3.5 million in contract terminations, of which approximately $5.4 million are expected to be recognized in 2009. During the three month period ended June 30, 2009, the Company recorded charges of $2.8 million related to this plan.
Maximize the Value of Existing Portfolio
CP/LIBOR distortion
The Company’s student loan spread during 2009 was impacted by the distortion in the CP and LIBOR indices and fixed rate floor income as discussed below.
The Company’s variable student loan spread for the three and six months ended June 30, 2009 was 0.60% and 0.54%, respectively, compared to 1.15% and 0.99% for the same periods in 2008. This decrease is primarily related to the volatility between CP and LIBOR.
As of June 30, 2009 the Company had $24.0 billion of FFELP loans indexed to three-month financial commercial paper rate and $20.0 billion in debt indexed to LIBOR. Due to the unintended consequences of government intervention in the commercial paper markets and limited issuances of qualifying financial commercial paper, the relationship between the three-month financial CP and LIBOR rates has been distorted and volatile. To address this issue, the Department announced that for purposes of calculating the FFELP loan index from October 27, 2008 to December 31, 2008, the Federal Reserve’s Commercial Paper Funding Facility rate was used for those days in which no three-month financial commercial paper rate was available. This resulted in a CP/LIBOR spread of 21 basis points in the fourth quarter of 2008. This action partially mitigated the volatility between CP and LIBOR during the fourth quarter of 2008. However, the Department did not implement a similar methodology for the first and second quarters of 2009. The CP/LIBOR spread during the first and second quarters of 2009 was 52 basis points and 45 basis points, respectively, compared to 9 basis points and 5 basis points for the same periods in 2008. The distortion of these indexes negatively impacted the Company’s interest income earned on its student loan portfolio.
Fixed rate floor income
The Company’s core student loan spread (variable student loan spread including fixed rate floor contribution) for the three and six months ended June 30, 2009 was 1.09% and 1.02%, respectively, compared to 1.11% and 1.00% for the same periods in 2008. During the three and six months ended June 30, 2009, loan interest income includes $37.1 million (59 basis points of spread contribution) and $67.3 million (54 basis points), respectively, of fixed rate floor income compared to $9.9 million (15 basis points) and $18.4 million (14 basis points) during the same periods in 2008. The increase in fixed rate floor income is due to lower interest rates in 2009 compared to the same periods in 2008.
Loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payment or the SAP formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. The Company generally finances its student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income. For loans where the borrower rate is fixed to term, the Company may earn floor income for an extended period of time, which the Company refers to as fixed rate floor income.

Future Cash Flow from Portfolio
As of June 30, 2009, the Company had $20.1 billion of notes issued under asset-backed securitizations that primarily reprice at a fixed spread to three month LIBOR and are structured to substantially match the maturity of the funded assets. These notes fund FFELP student loans that are predominantly set based on a spread to three month commercial paper. The three month LIBOR and three month commercial paper indexes have historically been highly correlated. Based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from these transactions will be in excess of $1.4 billion. These cash flows consist of net spread and servicing and administrative revenue in excess of estimated cost. However, due to the unintended consequences of government intervention in the commercial paper markets and limited issuances of qualifying financial commercial paper, the relationship between the three-month financial commercial paper and LIBOR rates has been distorted and volatile. Such distortion has had and may continue to have a significant impact on the earnings and cash flows of this portfolio.
Eliminate Exposure to Liquidity Risk and Unfunded Debt Burden
The Company’s FFELP warehouse facility that expires in May 2010 provides for formula based advance rates based on current market conditions, which require equity support to be posted to the facility under certain circumstances. As of December 31, 2008, the Company had $1.6 billion of student loans in the facility, $1.4 billion borrowed under the facility, and $280.6 million posted as equity funding support for this facility. In order to reduce exposure related to these equity support provisions, the Company reduced the amount of loans included in the facility in the first half of 2009 by completing an asset-backed securities transaction of $294.6 million, selling $40.4 million in student loan assets, and accessing the Department’s Conduit Program. These transactions allowed the Company to withdraw cash posted as equity funding support for the facility. As of June 30, 2009, the Company had $403.7 million of student loans in the facility, $420.9 million borrowed under the facility, and $62.8 million posted as equity funding support.
On August 3, 2009, the Company entered into a new $500.0 million FFELP warehouse facility with a final maturity date of August 3, 2012. The Company plans to utilize the new facility to refinance the remaining student loans in the Company’s prior FFELP warehouse facility that expires in May 2010. Refinancing these loans will allow the Company to withdraw all remaining equity funding support from the prior FFELP warehouse facility.
The Company purchased $34.9 million, $35.5 million, and $102.6 million of its 5.125% Senior Notes due 2010 (the “2010 Notes”) for $26.8 million, $31.1 million, and $102.6 million during the first and second quarters of 2009 and July 2009, respectively. These transactions resulted in the Company recognizing gains of $8.1 million and $4.4 million in the first and second quarters of 2009, respectively. The $102.6 million in notes purchased in July 2009 were purchased at par. Subsequent to these transactions, the Company has $102.0 million of 2010 Notes outstanding.
Reposition Asset Generation Business
In August 2008, the Department implemented the Loan Purchase Commitment Program and the Loan Purchase Participation Program pursuant to ECASLA. As of June 30, 2009, the Company had $1.7 billion of FFELP loans funded using the Participation Program, which are classified as held for sale on the Company’s consolidated balance sheet. These loans are expected to be sold to the Department under its Purchase Program during 2009. Upon selling the $1.7 billion in loans held for sale, the Company expects to recognize a gain of approximately $31 million to $34 million. The Company plans to continue to use the Participation and Purchase Programs to fund loans originated through the 2009-2010 academic year. The Company is also further repositioning its student loan asset generation business in view of the legislative developments discussed below.
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

On July 21, 2009, the House Committee on Education and Labor approved the Student Aid Reform and Fiscal Responsibility Act (“SAFRA”), which would eliminate the FFEL Program and require that after July 1, 2010 all new federal student loans be made through the Direct Loan Program. It is currently expected that the full House will consider the legislation in September 2009. The Senate Committee on Health, Education, Labor, and Pensions has not released a timeline for its consideration of the proposed legislation, but it is expected that they will begin considering student loan legislation no earlier than September. In addition to the House’s proposal, there are several other proposals for changes to the education financing framework that may be considered as the legislation moves forward. These include a possible extension of ECASLA, which expires on July 1, 2010, and the Student Loan Community Proposal, a proposal endorsed by a cross-section of FFELP service providers (including the Company) as an alternative to the 100% federal direct lending proposal reflected in SAFRA.
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
In September 2007, the College Cost Reduction and Access Act of 2007 (the “College Cost Reduction Act”) was enacted into law. This legislation reduced the annual yield on FFELP loans originated after October 1, 2007 and should be considered when reviewing the Company’s results of operations. The Company has mitigated some of the reduction in annual yield by creating efficiencies and lowering costs, modifying borrower benefits, and reducing loan acquisition costs.
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
In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, months in repayment, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. The Company places a non-federally insured loan on nonaccrual status when the collection of principal and interest is 30 days past due and charges off the loan when the collection of principal and interest is 120 days past due.
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
Tuition Payment Processing and Campus Commerce Revenue — Tuition payment processing and campus commerce revenue includes actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services. Fees for these payment management services are recognized over the period in which services are provided to customers.
Software Services Revenue — Software services revenue is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products. Computer and software consulting services are recognized over the period in which services are provided to customers.
Operating Expenses
Operating expenses includes indirect costs incurred to generate and acquire student loans, costs incurred to manage and administer the Company’s student loan portfolio and its financing transactions, costs incurred to service the Company’s student loan portfolio and the portfolios of third parties, the cost to provide enrollment services, costs incurred to provide tuition payment processing, campus commerce, content management, recruitment, software and technical services to third parties, the depreciation and amortization of capital assets and intangible assets, investments in products, services, and technology to meet customer needs and support continued revenue growth, and other general and administrative expenses. The cost to provide enrollment services consists of costs incurred to provide lead generation and publishing and editing services in the Company’s Enrollment Services operating segment. Operating expenses also includes employee termination benefits, lease termination costs, and the write-down of certain assets related to the Company’s restructuring initiatives.

Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
Net Interest Income

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Interest income:
Loan interest	$160,413	296,686	(136,273)	(45.9)%	$331,332	626,672	(295,340)	(47.1)%
Investment interest	2,776	9,116	(6,340)	(69.5)	6,867	20,796	(13,929)	(67.0)

Total interest income	163,189	305,802	(142,613)	(46.6)	338,199	647,468	(309,269)	(47.8)
Interest expense:
Interest on bonds and notes payable	106,082	232,464	(126,382)	(54.4)	252,584	557,605	(305,021)	(54.7)

Net interest income	57,107	73,338	(16,231)	(22.1)	85,615	89,863	(4,248)	(4.7)
Provision for loan losses	8,000	6,000	2,000	33.3	15,500	11,000	4,500	40.9

Net interest income after provision for loan losses	$49,107	67,338	(18,231)	(27.1)%	$70,115	78,863	(8,748)	(11.1)%

•	Net interest income decreased for the three and six months ended June 30, 2009 compared to 2008 as a result of the following:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%

Student loan interest margin, excluding derivative settlements (a)	$25,443	64,939	(39,496)	(60.8)%	$28,043	70,483	(42,440)	(60.2)%
Fixed rate floor income (b)	37,054	9,890	27,164	274.7	67,339	18,410	48,929	265.8
Investment interest (c)	2,776	9,116	(6,340)	(69.5)	6,867	20,796	(13,929)	(67.0)
Corporate debt interest expense (d)	(8,166)	(10,607)	2,441	(23.0)	(16,634)	(19,826)	3,192	(16.1)

Net interest income	$57,107	73,338	(16,231)	(22.1)%	$85,615	89,863	(4,248)	(4.7)%

(a)
Student loan interest margin, excluding derivative settlements, decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 as a result of a decrease in the Company’s variable student loan spread, excluding derivative settlements, as discussed in this Item 2 under “Asset Generation and Management Operating Segment – Results of Operations.” For the three months ended June 30, 2009 and 2008, variable student loan spread, excluding derivative settlements, was 0.45% and 1.07%, respectively. For the six months ended June 30, 2009 and 2008, variable student loan spread, excluding derivative settlements, was 0.27% and 0.65%, respectively.

(b)
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating fixed rate floor income. Due to lower interest rates in the three and six months ended June 30, 2009 compared to the same periods in 2008, the Company received additional fixed rate floor income on a portion of its student loan portfolio. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” for additional information.

(c)	Investment interest decreased for the three and six months ended June 30, 2009 compared to the same period in 2008 due to lower interest rates in 2009.

(d)
Corporate debt interest expense decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 as a result of a decrease in interest rates, as well as a reduction in debt outstanding due to the purchase of unsecured fixed rate debt. The weighted average interest rate and notes outstanding on the Company’s unsecured line of credit was 0.80% and $691.5 million, respectively, as of June 30, 2009 compared to 2.90% and $450.0 million, respectively, as of June 30, 2008. During the first and second quarters of 2009, the Company purchased $34.9 million and $35.5 million, respectively, of its 5.125% Senior Notes due 2010.

•	The provision for loan losses increased for the three and six months ended June 30, 2009 compared to 2008 primarily due to increases in delinquencies.

Other Income

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Loan and guaranty servicing revenue	$28,803	23,821	4,982	20.9%	$55,274	48,482	6,792	14.0%
Tuition payment processing and campus commerce revenue	11,848	10,270	1,578	15.4	27,386	24,117	3,269	13.6
Enrollment services revenue	28,747	26,068	2,679	10.3	57,518	53,290	4,228	7.9
Software services revenue	6,119	5,979	140	2.3	11,824	14,183	(2,359)	(16.6)
Other income	11,527	6,125	5,402	88.2	28,389	12,379	16,010	129.3
Gain (loss) on sale of loans	(196)	48	(244)	(508.3)	(402)	(47,426)	47,024	(99.2)
Derivative market value, foreign currency, and put option adjustments	(34,013)	15,755	(49,768)	(315.9)	(38,893)	(41,606)	2,713	(6.5)
Derivative settlements, net	9,535	4,437	5,098	114.9	33,893	45,200	(11,307)	(25.0)

Total other income	$62,370	92,503	(30,133)	(32.6)%	$174,989	108,619	66,370	61.1%

•
“Loan and guaranty servicing revenue” increased due to an increase in FFELP loan servicing revenue and guaranty servicing revenue as further discussed in this Item 2 under “Student Loan and Guaranty Servicing Operating Segment — Results of Operations.”

•	“Tuition payment processing and campus commerce revenue” increased due to an increase in the number of managed tuition payment plans and an increase in campus commerce transactions processed.

•
“Enrollment services revenue” increased due to an increase in the number of lead generation transactions processed offset by a reduction in other enrollment products and services offered as further discussed in this Item 2 under “Enrollment Services Operating Segment — Results of Operations.”

•
“Software and technical services revenue” decreased for the six months ended June 30, 2009 compared to the same period in 2008 as the result of a reduction in the number of projects for existing customers and the loss of customers due to the legislative developments in the student loan industry throughout 2008.

•
“Other income” increased for the three and six months ended June 30, 2009 compared to 2008 due to gains of $5.8 million and $13.9 million from the purchase of debt in the first and second quarters of 2009, respectively. In addition, the Company received a contingency payment in the first quarter of 2009 from the sale of an equity method investment, which resulted in a $3.5 million gain.

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

Operating Expenses

	Three months ended June 30,				Six months ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Salaries and benefits	$38,699	43,739	(5,040)	(11.5)%	$76,925	91,678	(14,753)	(16.1)%
Other expenses	37,277	39,793	(2,516)	(6.3)	73,829	78,977	(5,148)	(6.5)

Operating expenses, excluding the cost to provide enrollment services and restructure and impairment expenses	75,976	83,532	$(7,556)	(9.0)%	150,754	170,655	$(19,901)	(11.7)%

Cost to provide enrollment services	18,092	14,755			35,885	30,158
Restructure expense	3,288	(365)			3,288	7,112
Impairment expense	—	—			—	18,834

Total operating expenses	$97,356	97,922			$189,927	226,759

Excluding the cost to provide enrollment services and restructuring and impairment charges, operating expenses decreased $7.6 million (9.0%) and $19.9 million (11.7%) for the three and six months ended June 30, 2009 compared to the same periods in 2008. These decreases were the result of continued focus by the Company on managing costs and gaining efficiencies and continued benefits from prior restructuring activities.
Income Taxes
The Company’s effective tax rate was 41.9% and 39.0% for the three and six months ended June 30, 2009, compared to 31.0% for the same periods in 2008. The 2008 effective tax rates were lower than the 2009 rates due to the Company recognizing a year-to-date tax benefit in 2008 which was reduced by various state gross receipts taxes and other items which were not deductible for tax purposes. The year-to-date tax benefit in 2008 was the result of a significant loss incurred by the Company during the first quarter of 2008 as a result of a sale of loans. The effective tax rate during the second quarter of 2009 increased as compared to the first quarter of 2009 due to various state tax law changes and the increase in other items which are not deductible for tax purposes.
Additional information on the Company’s results of operations is included with the discussion of the Company’s operating segments in this Item 2 under “Operating Segments”.
Financial Condition as of June 30, 2009 compared to December 31, 2008

	As of	As of
	June 30,	December 31,	Change
	2009	2008	Dollars	Percent
Assets:
Student loans receivable, net	$23,889,571	25,413,008	(1,523,437)	(6.0)%
Student loans receivable — held for sale	1,749,290	—	1,749,290	100.0
Cash, cash equivalents, and investments	1,490,434	1,348,104	142,330	10.6
Goodwill	175,178	175,178	—	—
Intangible assets, net	65,115	77,054	(11,939)	(15.5)
Fair value of derivative instruments	168,720	175,174	(6,454)	(3.7)
Other assets	572,234	666,379	(94,145)	(14.1)

Total assets	$28,110,542	27,854,897	255,645	0.9%

Liabilities:
Bonds and notes payable	$27,169,573	26,787,959	381,614	1.4%
Fair value of derivative instruments	7,354	1,815	5,539	305.2
Other liabilities	252,428	421,897	(169,469)	(40.2)

Total liabilities	27,429,355	27,211,671	217,684	0.8

Shareholders’ equity	681,187	643,226	37,961	5.9

Total liabilities and shareholders’ equity	$28,110,542	27,854,897	255,645	0.9%

The Company’s total assets increased during 2009 primarily due to an increase in student loans receivable as a result of loan originations and acquisitions, net of repayments and participations as further discussed in this Item 2 under “Asset Generation and Management Operating Segment – Results of Operations.” Total liabilities increased primarily due to an increase in bonds and notes payable as a result of an increase in student loan funding obligations in order to fund the increase in the Company’s student loan portfolio.

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
Historically, the Company generated the majority of its revenue from net interest income earned in its Asset Generation and Management operating segment. In recent years, the Company has made several acquisitions that have expanded the Company’s products and services and has diversified its revenue – primarily from fee-based businesses. The Company currently offers a broad range of pre-college, in-college, and post-college products and services to students, families, schools, and financial institutions. These products and services help students and families plan and pay for their education and students plan their careers. The Company’s products and services are designed to simplify the education planning and financing process and are focused on providing value to students, families, and schools throughout the education life cycle. The Company continues to look for ways to diversify its sources of revenue, including those generated from businesses that are not dependent upon government programs, reducing legislative and political risk.
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

Segment Results and Reconciliations to GAAP

	Three months ended June 30, 2009
	Fee-Based
	Student	Tuition							“Base net
	Loan	Payment		Software		Asset	Corporate		income”
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$13	11	—	—	24	156,233	1,312	(422)	6,042	163,189
Interest expense	—	—	—	—	—	98,338	8,166	(422)	—	106,082

Net interest income (loss)	13	11	—	—	24	57,895	(6,854)	—	6,042	57,107

Less provision for loan losses	—	—	—	—	—	8,000	—	—	—	8,000

Net interest income (loss) after provision for loan losses	13	11	—	—	24	49,895	(6,854)	—	6,042	49,107

Other income (expense):
Loan and guaranty servicing revenue	29,184	—	—	—	29,184	—	(381)	—	—	28,803
Tuition payment processing and campus commerce revenue	—	11,848	—	—	11,848	—	—	—	—	11,848
Enrollment services revenue	—	—	28,747	—	28,747	—	—	—	—	28,747
Software services revenue	925	—	—	5,194	6,119	—	—	—	—	6,119
Other income	249	—	—	—	249	4,241	7,037	—	—	11,527
Loss on sale of loans	—	—	—	—	—	(196)	—	—	—	(196)
Intersegment revenue	20,888	53	277	3,896	25,114	—	8,463	(33,577)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(34,013)	(34,013)
Derivative settlements, net	—	—	—	—	—	9,535	—	—	—	9,535

Total other income (expense)	51,246	11,901	29,024	9,090	101,261	13,580	15,119	(33,577)	(34,013)	62,370

Operating expenses:
Salaries and benefits	13,355	6,402	5,863	5,715	31,335	1,735	6,234	876	—	40,180
Restructure expense- severance and contract terminination costs	2,513	—	—	422	2,935	—	353	(3,288)	—	—
Cost to provide enrollment services	—	—	18,092	—	18,092	—	—	—	—	18,092
Other expenses	11,140	2,339	3,041	838	17,358	5,875	8,259	1,807	5,785	39,084
Intersegment expenses	9,484	669	508	764	11,425	20,732	815	(32,972)	—	—

Total operating expenses	36,492	9,410	27,504	7,739	81,145	28,342	15,661	(33,577)	5,785	97,356

Income (loss) before income taxes	14,767	2,502	1,520	1,351	20,140	35,133	(7,396)	—	(33,756)	14,121
Income tax (expense) benefit (a)	(5,612)	(951)	(577)	(514)	(7,654)	(13,351)	940	—	14,147	(5,918)

Net income (loss)	$9,155	1,551	943	837	12,486	21,782	(6,456)	—	(19,609)	8,203

(a) Income taxes are applied based on 38% of income (loss) before income taxes for the individual operating segments.

Three months ended June 30, 2009:
Before Tax Operating Margin	28.8%	21.0%	5.2%	14.9%	19.9%	55.3%

Before Tax Operating Margin — excluding net interest income for fee-based businesses, restructure expense, and the revenue and expenses associated with rehabiliation loan sales	30.4%	20.9%	5.2%	19.5%	22.8%	55.3%

Three months ended June 30, 2008:
Before Tax Operating Margin	30.3%	16.3%	3.2%	10.3%	19.0%	63.2%

Before Tax Operating Margin — excluding net interest income for fee-based businesses, restructure expense, and the revenue and expenses associated with rehabilitation loan sales	30.1%	13.7%	3.2%	10.2%	18.3%	63.2%

	Three months ended June 30, 2008
	Fee-Based
	Student	Tuition							“Base net
	Loan	Payment		Software		Asset	Corporate		income”
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$243	310	1	—	554	282,293	1,574	(546)	21,927	305,802
Interest expense	—	—	1	—	1	222,402	10,607	(546)	—	232,464

Net interest income (loss)	243	310	—	—	553	59,891	(9,033)	—	21,927	73,338

Less provision for loan losses	—	—	—	—	—	6,000	—	—	—	6,000

Net interest income (loss) after provision for loan losses	243	310	—	—	553	53,891	(9,033)	—	21,927	67,338

Other income (expense):
Loan and guaranty servicing revenue	23,664	—	—	—	23,664	157	—	—	—	23,821
Tutition payment processing and campus commerce revenue	—	10,270	—	—	10,270	—	—	—	—	10,270
Enrollment services revenue	—	—	26,068	—	26,068	—	—	—	—	26,068
Software services revenue	1,083	—	—	4,896	5,979	—	—	—	—	5,979
Other income	6	—	—	—	6	4,851	1,268	—	—	6,125
Gain on sale of loans	—	—	—	—	—	48	—	—	—	48
Intercompany revenue	18,382	(76)	—	1,517	19,823	—	13,960	(33,783)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	15,755	15,755
Derivative settlements, net	—	—	—	—	—	11,638	—	—	(7,201)	4,437

Total other income (expense)	43,135	10,194	26,068	6,413	85,810	16,694	15,228	(33,783)	8,554	92,503

Operating expenses:
Salaries and benefits	12,491	5,784	6,373	4,702	29,350	1,954	12,828	(1,333)	750	43,549
Restructure expense- severance and contract termination costs	(104)	—	(15)	(8)	(127)	(52)	(186)	365	—	—
Cost to provide enrollment services	—	—	14,755	—	14,755	—	—	—	—	14,755
Other expenses	8,011	2,551	2,529	714	13,805	5,095	14,921	(764)	6,561	39,618
Intersegment expenses	9,822	461	1,580	342	12,205	18,952	894	(32,051)	—	—

Total operating expenses	30,220	8,796	25,222	5,750	69,988	25,949	28,457	(33,783)	7,311	97,922

Income (loss) before income taxes	13,158	1,708	846	663	16,375	44,636	(22,262)	—	23,170	61,919
Income tax (expense) benefit (a)	4,079	530	262	206	5,077	13,837	(6,902)	—	7,183	19,195

Net income (loss) from continuing operations	9,079	1,178	584	457	11,298	30,799	(15,360)	—	15,987	42,724
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	981	981

Net income (loss)	$9,079	1,178	584	457	11,298	30,799	(15,360)	—	16,968	43,705

(a)	Income taxes are applied based on the consolidated effective tax rate to income (loss) before income taxes.

	Six months ended June 30, 2009
	Fee-Based
	Student	Tuition							“Base net
	Loan	Payment		Software		Asset	Corporate		income”
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$79	41	—	—	120	328,820	2,739	(982)	7,502	338,199
Interest expense	—	—	—	—	—	236,932	16,634	(982)	—	252,584

Net interest income (loss)	79	41	—	—	120	91,888	(13,895)	—	7,502	85,615

Less provision for loan losses	—	—	—	—	—	15,500	—	—	—	15,500

Net interest income (loss) after provision for loan losses	79	41	—	—	120	76,388	(13,895)	—	7,502	70,115

Other income (expense):
Loan and guaranty servicing revenue	56,037	—	—	—	56,037	—	(763)	—	—	55,274
Tuition payment processing and campus commerce revenue	—	27,386	—	—	27,386	—	—	—	—	27,386
Enrollment services revenue	—	—	57,518	—	57,518	—	—	—	—	57,518
Software services revenue	1,800	—	—	10,024	11,824	—	—	—	—	11,824
Other income	361	—	—	—	361	8,892	19,136	—	—	28,389
Loss on sale of loans	—	—	—	—	—	(402)	—	—	—	(402)
Intersegment revenue	40,766	110	277	7,020	48,173	—	17,384	(65,557)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(38,893)	(38,893)
Derivative settlements, net	—	—	—	—	—	33,893	—	—	—	33,893

Total other income (expense)	98,964	27,496	57,795	17,044	201,299	42,383	35,757	(65,557)	(38,893)	174,989

Operating expenses:
Salaries and benefits	28,059	12,947	11,958	10,900	63,864	3,510	12,501	(1,628)	159	78,406
Restructure expense- severance and contract termination costs	2,513	—	—	422	2,935	—	353	(3,288)	—	—
Cost to provide enrollment services	—	—	35,885	—	35,885	—	—	—	—	35,885
Other expenses	19,737	4,747	6,336	1,516	32,336	10,834	18,720	1,807	11,939	75,636
Intersegment expenses	18,954	1,292	1,054	1,409	22,709	38,608	1,131	(62,448)	—	—

Total operating expenses	69,263	18,986	55,233	14,247	157,729	52,952	32,705	(65,557)	12,098	189,927

Income (loss) before income taxes	29,780	8,551	2,562	2,797	43,690	65,819	(10,843)	—	(43,489)	55,177
Income tax (expense) benefit (a)	(11,317)	(3,249)	(973)	(1,064)	(16,603)	(25,012)	3,135	—	16,961	(21,519)

Net income (loss)	$18,463	5,302	1,589	1,733	27,087	40,807	(7,708)	—	(26,528)	33,658

(a) Income taxes are applied based on 38% of income (loss) before income taxes for the individual operating segments.

Six months ended June 30, 2009:
Before Tax Operating Margin	30.1%	31.1%	4.4%	16.4%	21.7%	55.4%

Before Tax Operating Margin — excluding net interest income for fee-based businesses, restructure expense, and the revenue and expenses associated with rehabiliation loan sales	31.0%	30.9%	4.4%	18.9%	23.1%	55.4%

Six months ended June 30, 2008:
Before Tax Operating Margin	20.4%	34.7%	2.4%	16.7%	16.9%	8.3%

Before Tax Operating Margin — excluding net interest income for fee-based businesses, restructure expense, impairment expense, the loss on sale of loans, and the revenue and expenses associated with rehabilitation loan sales	25.7%	31.8%	2.9%	20.1%	19.6%	54.4%

	Six months ended June 30, 2008
	Fee-Based
	Student	Tuition							“Base net
	Loan	Payment		Software		Asset	Corporate		income”
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$856	1,075	10	—	1,941	602,651	2,771	(640)	40,745	647,468
Interest expense	—	—	2	—	2	538,417	19,826	(640)	—	557,605

Net interest income (loss)	856	1,075	8	—	1,939	64,234	(17,055)	—	40,745	89,863

Less provision for loan losses	—	—	—	—	—	11,000	—	—	—	11,000

Net interest income (loss) after provision for loan losses	856	1,075	8	—	1,939	53,234	(17,055)	—	40,745	78,863

Other income (expense):
Loan and guaranty servicing revenue	48,320	—	—	—	48,320	162	—	—	—	48,482
Tutition payment processing and campus commerce revenue	—	24,117	—	—	24,117	—	—	—	—	24,117
Enrollment services revenue	—	—	53,290	—	53,290	—	—	—	—	53,290
Software services revenue	2,535	—	37	11,611	14,183	—	—	—	—	14,183
Other income	38	—	—	—	38	9,708	2,633	—	—	12,379
Loss on sale of loans	—	—	—	—	—	(47,426)	—	—	—	(47,426)
Intersegment revenue	38,606	184	—	3,333	42,123	—	31,172	(73,295)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	466	—	—	(42,072)	(41,606)
Derivative settlements, net	—	—	—	—	—	55,165	—	—	(9,965)	45,200

Total other income (expense)	89,499	24,301	53,327	14,944	182,071	18,075	33,805	(73,295)	(52,037)	108,619

Operating expenses:
Salaries and benefits	26,489	11,214	12,896	9,870	60,469	4,178	27,419	3,280	2,046	97,392
Restructure expense- severance and contract termination costs	747	—	282	510	1,539	1,844	3,729	(7,112)	—	—
Impairment expense	5,074	—	—	—	5,074	9,351	4,409	—	—	18,834
Cost to provide enrollment services	—	—	30,158	—	30,158	—	—	—	—	30,158
Other expenses	16,498	4,611	5,289	1,333	27,731	10,439	28,786	298	13,121	80,375
Intersegment expenses	23,100	757	3,427	736	28,020	39,554	2,187	(69,761)	—	—

Total operating expenses	71,908	16,582	52,052	12,449	152,991	65,366	66,530	(73,295)	15,167	226,759

Income (loss) before income taxes	18,447	8,794	1,283	2,495	31,019	5,943	(49,780)	—	(26,459)	(39,277)
Income tax (expense) benefit (a)	5,719	2,727	397	774	9,617	1,842	(15,433)	—	(8,202)	(12,176)

Net income (loss) from continuing operations	12,728	6,067	886	1,721	21,402	4,101	(34,347)	—	(18,257)	(27,101)
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	981	981

Net income (loss)	$12,728	6,067	886	1,721	21,402	4,101	(34,347)	—	(17,276)	(26,120)

(a)	Income taxes are applied based on the consolidated effective tax rate to income (loss) before income taxes.

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

	Student	Tuition
	Loan	Payment		Software	Asset	Corporate
	and	Processing		and	Generation	Activity
	Guaranty	and Campus	Enrollment	Technical	and	and
	Servicing	Commerce	Services	Services	Management	Overhead	Total
	Three months ended June 30, 2009

Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	35,445	(1,432)	34,013
Amortization of intangible assets	1,079	1,869	2,701	136	—	—	5,785
Compensation related to business combinations	—	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(6,042)	—	(6,042)
Income from discontinued operations, net of tax	—	—	—	—	—	—	—
Net tax effect (a)	(410)	(710)	(1,027)	(52)	(11,173)	(775)	(14,147)

Total adjustments to GAAP	$669	1,159	1,674	84	18,230	(2,207)	19,609

	Three months ended June 30, 2008

Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	(15,866)	111	(15,755)
Amortization of intangible assets	1,165	1,997	3,113	286	—	—	6,561
Compensation related to business combinations	—	—	—	—	—	750	750
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(14,726)	—	(14,726)
Income from discontinued operations, net of tax	(981)	—	—	—	—	—	(981)
Net tax effect (a)	(361)	(619)	(965)	(89)	9,484	(267)	7,183

Total adjustments to GAAP	$(177)	1,378	2,148	197	(21,108)	594	(16,968)

	Six months ended June 30, 2009

Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	40,325	(1,432)	38,893
Amortization of intangible assets	2,158	3,756	5,743	282	—	—	11,939
Compensation related to business combinations	—	—	—	—	—	159	159
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(7,502)	—	(7,502)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—
Net tax effect (a)	(842)	(1,465)	(2,240)	(110)	(12,800)	496	(16,961)

Total adjustments to GAAP	$1,316	2,291	3,503	172	20,023	(777)	26,528

	Six months ended June 30, 2008

Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	41,534	538	42,072
Amortization of intangible assets	2,421	4,048	5,935	572	145	—	13,121
Compensation related to business combinations	—	—	—	—	—	2,046	2,046
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(30,780)	—	(30,780)
Loss from discontinued operations, net of tax	(981)	—	—	—	—	—	(981)
Net tax effect (a)	(750)	(1,255)	(1,840)	(178)	(3,378)	(801)	(8,202)

Total adjustments to GAAP	$690	2,793	4,095	394	7,521	1,783	17,276

(a)
For 2009, income taxes are applied based on 38% of income (loss) before income taxes for the individual operating segments. For 2008, income taxes for each individual operating segment are applied based on the consolidated effective tax rate.

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
“Base net income” excludes the foreign currency transaction gains or losses caused by the re-measurement of the Company’s Euro-denominated bonds to U.S. dollars. In connection with the issuance of the Euro-denominated bonds, the Company has entered into cross-currency interest rate swaps. Under the terms of these agreements, the principal payments on the Euro-denominated notes will effectively be paid at the exchange rate in effect at the issuance date of the bonds. The cross-currency interest rate swaps also convert the floating rate paid on the Euro-denominated bonds (EURIBOR index) to an index based on LIBOR. Included in “base net income” are the economic effects of any cash paid or received being recognized as an expense or revenue upon actual settlements of the cross-currency interest rate swaps. These settlements are included in “Derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of operations. However, the gains or losses caused by the re-measurement of the Euro-denominated bonds to U.S. dollars and the change in market value of the cross-currency interest rate swaps are excluded from “base net income” as the Company believes the point-in-time estimates of value that are subject to currency rate fluctuations related to these financial instruments make it difficult to evaluate the ongoing results of operations against the Company’s business plan and affect the period-to-period comparability of the results of operations. The re-measurement of the Euro-denominated bonds generally correlates with the change in fair value of the cross-currency interest rate swaps. However, the Company will experience unrealized gains or losses related to the cross-currency interest rate swaps if the two underlying indices (and related forward curve) do not move in parallel.
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
Prior to October 1, 2008, variable rate floor income was calculated by the Company on a statutory maximum basis. However, as a result of the disruption in the capital markets beginning in August 2007, the full benefit of variable rate floor income calculated on a statutory maximum basis has not been realized by the Company due to the widening of the spread between short term interest rate indices and the Company’s actual cost of funds. As a result of the ongoing volatility of interest rates, effective October 1, 2008, the Company changed its calculation of variable rate floor income to better reflect the economic benefit received by the Company. The economic benefit received by the Company related to variable rate floor income was $6.0 million and $19.3 million for the three months ended June 30, 2009 and 2008, respectively, and $7.5 million and $25.6 million for the six months ended June 30, 2009 and 2008, respectively. Variable rate floor income calculated on a statutory maximum basis was $13.0 million and $21.9 million for the three months ended June 30, 2009 and 2008, respectively, and $23.8 million and $40.7 million for the six months ended June 30, 2009 and 2008, respectively. Beginning October 1, 2008, the economic benefit received by the Company has been used to determine base net income.
The Company has used derivative instruments to hedge variable rate floor income during certain periods. During the three and six months ended June 30, 2008, the Company made payments (settlements of) of $7.2 million and $10.0 million, respectively, on such derivatives. These settlements are netted with variable-rate floor income and are excluded from “base net income”.
STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS
The Student Loan and Guaranty Servicing operating segment provides for the servicing of the Company’s student loan portfolio and the portfolios of third parties and servicing provided to guaranty agencies. The servicing and business process outsourcing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company’s portfolio in addition to generating fee revenue when performed for third-party clients. The guaranty servicing, servicing support, and business process outsourcing activities include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services to guaranty agencies.
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
In June 2009, the Department of Education named the Company as one of four private sector servicers awarded a servicing contract to service student loans. The contract specifically covers the servicing of all federally-owned student loans, including the servicing of FFELP loans purchased by the Department pursuant to the ECASLA. The Company expects the contract to begin on or around August 31, 2009 and span five years with one, five-year renewal option. Beginning in August 2010, the contract will also cover the servicing on new loans originated under the Direct Loan Program. Service volume will initially be allocated by the Department to servicers awarded a contract, however, performance factors such as customer satisfaction levels and default rates will determine volume allocations over time. Servicing loans under this contract will increase revenue earned by this segment. However, operating margins under this contract are expected to be lower than historical levels achieved.

Student Loan Servicing Volumes (dollars in millions)

(a)
As of June 30, 2009, the Company is servicing $1.7 billion of loans owned by the Company and $1.3 billion of loans for third parties that were disbursed on or after May 1, 2008 and may be eligible to be sold to the Department of Education pursuant to its Loan Purchase Commitment Program. The Company expects to retain servicing rights on all loans sold to the Department after September 1, 2009, which are currently being serviced by the Company. However, the Company expects to lose servicing rights on loans sold to the Department prior to September 1, 2009.

(b)	Includes loans that are accounted for as participation interests sold under an agreement with Union Bank.

Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Net interest income	$13	243	(230)	(94.7)%	$79	856	(777)	(90.8)%

Loan and guaranty servicing revenue	29,184	23,664	5,520	23.3	56,037	48,320	7,717	16.0
Software services revenue	925	1,083	(158)	(14.6)	1,800	2,535	(735)	(29.0)
Other income	249	6	243	4,050.0	361	38	323	850.0
Intersegment revenue	20,888	18,382	2,506	13.6	40,766	38,606	2,160	5.6

Total other income	51,246	43,135	8,111	18.8	98,964	89,499	9,465	10.6

Salaries and benefits	13,355	12,491	864	6.9	28,059	26,489	1,570	5.9
Restructure expense	2,513	(104)	2,617	(2,516.3)	2,513	747	1,766	236.4
Impairment expense	—	—	—	—	—	5,074	(5,074)	—
Other expenses	11,140	8,011	3,129	39.1	19,737	16,498	3,239	19.6
Intersegment expenses	9,484	9,822	(338)	(3.4)	18,954	23,100	(4,146)	(17.9)

Total operating expenses	36,492	30,220	6,272	20.8	69,263	71,908	(2,645)	(3.7)

“Base net income” before income taxes	14,767	13,158	1,609	12.2	29,780	18,447	11,333	61.4
Income tax expense	(5,612)	(4,079)	(1,533)	37.6	(11,317)	(5,719)	(5,598)	97.9

“Base net income”	$9,155	9,079	76	0.8%	$18,463	12,728	5,735	45.1%

Before Tax Operating Margin	28.8%	30.3%				30.1%	20.4%

Before Tax Operating Margin - excluding net interest income, restructure expense, impairment expense, and the revenue and expenses associated with rehabiliation loan sales	30.4%	30.1%				31.0%	25.7%
Net interest income. Investment income decreased as a result of decreases in interest rates on cash held in 2009 compared to 2008.
Loan and guaranty servicing revenue and intersegment revenue . Loan and guaranty servicing revenue and intersegment revenue for the three and six months ended June 30, 2009 increased from the same periods in 2008 as follows:

	Three months ended June 30,
	2009			2008
	Origination	Servicing	Total	Origination	Servicing	Total
	revenue	revenue	revenue	revenue	revenue	revenue

FFELP servicing (a)	$458	13,852	14,310	963	11,571	12,534

Private servicing	44	1,951	1,995	41	1,831	1,872

Guaranty servicing (b)	37	12,842	12,879	46	9,212	9,258

Loan and guaranty servicing revenue	539	28,645	29,184	1,050	22,614	23,664

Intersegment revenue (c)	1,466	19,422	20,888	666	17,716	18,382

Total servicing revenue	$2,005	48,067	50,072	1,716	40,330	42,046

(a)
FFELP origination revenue decreased in 2009 compared to 2008 due to lenders exiting the FFELP marketplace as a result of legislative changes and disruptions in the capital markets. FFELP servicing revenue increased due to the receipt of $1.9 million in deconversion fees from third parties in the second quarter of 2009 related to $155.5 million of loans deconverted as part of the Department’s Loan Purchase Commitment Program.

(b)
Guaranty servicing revenue increased due to the receipt of $5.8 million in fees received from a rehabilitation sale of defaulted loan assets in the second quarter of 2009. In the second quarter of 2008, revenue from rehabilitation sales of defaulted loans was $2.8 million.

(c)
Intersegment origination revenue increased in 2009 due to an increase in the Company’s disbursement volume compared to 2008. Intersegment servicing revenue increased due to the receipt of $1.8 million in fees in the second quarter of 2009 earned as a result of transferring loans between various Company financings as the Company was executing various liquidity strategies.

	Six months ended June 30,
	2009			2008
	Origination	Servicing	Total	Origination	Servicing	Total
	revenue	revenue	revenue	revenue	revenue	revenue

FFELP servicing (a)	$775	29,321	30,096	1,555	23,258	24,813

Private servicing	104	3,763	3,867	181	3,962	4,143

Guaranty servicing (b)	214	21,860	22,074	269	19,095	19,364

Loan and guaranty servicing revenue	1,093	54,944	56,037	2,005	46,315	48,320

Intersegment revenue (c)	4,167	36,599	40,766	2,176	36,430	38,606

Total servicing revenue	$5,260	91,543	96,803	4,181	82,745	86,926

(a)
FFELP origination revenue decreased in 2009 compared to 2008 due to lenders exiting the FFELP marketplace as a result of legislative changes and disruptions in the capital markets. FFELP servicing revenue increased due to an increase in servicing volume and the receipt of $2.1 million in deconversion fees from third parties in 2009 related to $167.5 million of loans deconverted as part of the Department’s Loan Purchase Commitment Program.

(b)
Guaranty servicing revenue increased due to an increase in collection revenue, as well as the receipt of $6.2 million in fees received from rehabilitation sales of defaulted loan assets in 2009. In 2008, the revenue from rehabilitation sales of defaulted loans was $5.6 million.

(c)	Intersegment origination revenue increased in 2009 due to an increase in the Company’s disbursement volume compared to 2008.
Operating expenses. Excluding restructure and impairment charges and collection fees paid related to rehabilitation sales, operating expenses increased $3.4 million (10.8%) and $1.6 million (2.5%) for the three and six months ended June 30, 2009 compared to the same periods in 2008, respectively. These increases were the result of additional costs related to system development and maintenance, as well as costs allocated to this segment which were included in Corporate Activity and Overhead in the prior periods.

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
This segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Tuition management revenue is recognized over the course of the academic term, but the peak operational activities take place in summer and early fall. Revenue associated with providing electronic commerce subscription services is recognized over the service period with the highest revenue months being July through September and December and January. The Company’s operating expenses do not follow the seasonality of the revenues. This is primarily due to fixed year-round personnel costs and seasonal marketing costs.
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Net interest income	$11	310	(299)	(96.5)%	$41	1,075	(1,034)	(96.2)%

Tuition payment processing and campus commerce revenue	11,848	10,270	1,578	15.4	27,386	24,117	3,269	13.6
Intersegment revenue	53	(76)	129	(169.7)	110	184	(74)	(40.2)

Total other income	11,901	10,194	1,707	16.7	27,496	24,301	3,195	13.1

Salaries and benefits	6,402	5,784	618	10.7	12,947	11,214	1,733	15.5
Other expenses	2,339	2,551	(212)	(8.3)	4,747	4,611	136	2.9
Intersegment expenses	669	461	208	45.1	1,292	757	535	70.7

Total operating expenses	9,410	8,796	614	7.0	18,986	16,582	2,404	14.5

“Base net income” before income taxes	2,502	1,708	794	46.5	8,551	8,794	(243)	(2.8)
Income tax expense	(951)	(530)	(421)	79.4	(3,249)	(2,727)	(522)	19.1

“Base net income”	$1,551	1,178	373	31.7%	$5,302	6,067	(765)	(12.6)%

Before Tax Operating Margin	21.0%	16.3%			31.1%	34.7%

Before Tax Operating Margin, excluding net interest income	20.9%	13.7%			30.9%	31.8%
Net interest income. Investment income decreased as a result of decreases in interest rates on cash held in 2009 compared to 2008.
Tuition payment processing and campus commerce revenue. Tuition payment processing and campus commerce revenue increased in 2009 compared to the same periods in 2008 as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce transactions processed.
Operating expenses. Operating expenses increased for the three and six months ended June 30, 2009 compared to the same periods in 2008 as a result of incurring additional costs associated with salaries and benefits to support the increase in the number of managed tuition payment plans and campus commerce transactions. In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings. These investments increased operating expenses for the three and six months ended June 30, 2009 compared to the same period in 2008.
Before tax operating margin, excluding net interest income. The Company evaluates the results of this segment based on operating margins excluding net interest income. Net interest income earned by the Company during any given period is subject to the underlying interest rate earned on cash and is a factor beyond the Company’s control which can affect the period-to-period comparability of results of operations.

ENROLLMENT SERVICES OPERATING SEGMENT — RESULTS OF OPERATIONS
The Enrollment Services segment offers products and services that are focused on helping (i) students plan and prepare for life after high school (content management and publishing and editing services) and (ii) colleges recruit and retain students (lead generation and recruitment services). Lead generation products and services include vendor lead management services and admissions lead generation. Publishing and editing services include test preparation study guides and essay and resume editing services. Content management products and services include online courses and related services. Recruitment services include pay per click marketing management, email marketing, list marketing services, and admissions consulting.
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Net interest income	$—	—	—	—%	$—	8	(8)	(100.0)%

Enrollment services revenue	28,747	26,068	2,679	10.3	57,518	53,290	4,228	7.9
Software services revenue	—	—	—	—	—	37	(37)	(100.0)
Intersegment revenue	277	—	277	—	277	—	277	—

Total other income	29,024	26,068	2,956	11.3	57,795	53,327	4,468	8.4

Salaries and benefits	5,863	6,373	(510)	(8.0)	11,958	12,896	(938)	(7.3)
Restructure expense — severance and contract termination costs	—	(15)	15	(100.0)	—	282	(282)	(100.0)
Cost to provide enrollment services	18,092	14,755	3,337	22.6	35,885	30,158	5,727	19.0
Other expenses	3,041	2,529	512	20.2	6,336	5,289	1,047	19.8
Intersegment expenses	508	1,580	(1,072)	(67.8)	1,054	3,427	(2,373)	(69.2)

Total operating expenses	27,504	25,222	2,282	9.0	55,233	52,052	3,181	6.1

“Base net income” before income taxes	1,520	846	674	79.7	2,562	1,283	1,279	99.7
Income tax expense	(577)	(262)	(315)	120.2	(973)	(397)	(576)	145.1

“Base net income”	$943	584	359	61.5%	$1,589	886	703	79.3%

Before Tax Operating Margin	5.2%	3.2%			4.4%	2.4%

Before Tax Operating Margin - excluding net interest income and restructure expense	5.2%	3.2%			4.4%	2.9%

Enrollment services revenue, cost to provide enrollment services, and gross profit.

	Three months ended June 30, 2009
		Publishing		Content
		and		management
	Lead	editing		and recruitment
	generation (a)	services (b)	Subtotal	services (c)	Total

Enrollment services revenue	$21,709	2,072	23,781	4,966	28,747

Cost to provide enrollment services	17,071	1,021	18,092

Gross profit	$4,638	1,051	5,689

Gross profit %	21.4%	50.7%	23.9%

	Three months ended June 30, 2008
		Publishing		Content
		and		management
	Lead	editing		and recruitment
	generation (a)	services (b)	Subtotal	services (c)	Total

Enrollment services revenue	$16,972	2,724	19,696	6,372	26,068

Cost to provide enrollment services	13,613	1,142	14,755

Gross profit	$3,358	1,582	4,940

Gross profit %	19.8%	58.1%	25.1%

	Six months ended June 30, 2009
		Publishing		Content
		and		management
	Lead	editing		and recruitment
	generation (a)	services (b)	Subtotal	services (c)	Total

Enrollment services revenue	$42,779	4,952	47,731	9,787	57,518

Cost to provide enrollment services	33,650	2,235	35,885

Gross profit	$9,129	2,717	11,846

Gross profit %	21.3%	54.9%	24.8%

	Six months ended June 30, 2008
		Publishing		Content
		and		management
	Lead	editing		and recruitment
	generation (a)	services (b)	Subtotal	services (c)	Total

Enrollment services revenue	$34,406	6,273	40,679	12,611	53,290

Cost to provide enrollment services	27,474	2,684	30,158

Gross profit	$6,931	3,589	10,520

Gross profit %	20.1%	57.2%	25.9%

(a)
Lead generation revenue increased $4.7 million (27.9%) and $8.4 million (24.3%) for the three and six months ended June 30, 2009 compared to the same periods in 2008, respectively, as a result of an increase in lead generation services volume. The gross profit for lead generation services increased due to the Company’s focus on eliminating lower margin sales and creating cost efficiencies.

(b)
Publishing and editing services revenue decreased $0.7 million (23.9%) and $1.3 million (21.0%) for the three and six months ended June 30, 2009 compared to the same periods in 2008, respectively, due to competition related to online delivery of similar products, as well as a general downturn in economic conditions. The gross profit for publishing and editing services decreased as a result of a shift in the mix of products sold.

(c)
Content management and recruitment services revenue decreased $1.4 million (22.0%) and $2.8 million (22.3%) for the three and six months ended June 30, 2009 compared to the same periods in 2008, respectively. These decreases were the result of decreases of $1.2 million and $2.0 million for the three and six months ended June 30, 2009 compared to the same periods in 2008, respectively, associated with the Company’s pay per click marketing management, email marketing, and admissions consulting services as a result of a change in the delivery of such products and a decrease of $0.8 million associated with the Company’s list marketing services for the six months ended June 30, 2009 compared to the same period in 2008 as a result of legislative developments in the student loan industry.

Operating expenses. Excluding restructure charges and the cost to provide enrollment services, operating expenses decreased $1.1 million (10.2%) and $2.3 million (10.5%), respectively, for the three and six months ended June 30, 2009 compared to the same period in 2008 as a result of continued focus on cost efficiencies.
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
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Software services revenue	$5,194	4,896	298	6.1%	$10,024	11,611	(1,587)	(13.7)%
Intersegment revenue	3,896	1,517	2,379	156.8	7,020	3,333	3,687	110.6

Total other income	9,090	6,413	2,677	41.7	17,044	14,944	2,100	14.1

Salaries and benefits	5,715	4,702	1,013	21.5	10,900	9,870	1,030	10.4
Restructure expense — severance and contract termination costs	422	(8)	430	(5,375.0)	422	510	(88)	(17.3)
Other expenses	838	714	124	17.4	1,516	1,333	183	13.7
Intersegment expenses	764	342	422	123.4	1,409	736	673	91.4

Total operating expenses	7,739	5,750	1,989	34.6	14,247	12,449	1,798	14.4

“Base net income” before income taxes	1,351	663	688	103.8	2,797	2,495	302	12.1
Income tax expense	(514)	(206)	(308)	149.5	(1,064)	(774)	(290)	37.5

“Base net income”	$837	457	380	83.2%	$1,733	1,721	12	0.7%

Before Tax Operating Margin	14.9%	10.3%			16.4%	16.7%

Before Tax Operating Margin - excluding restructure expense	19.5%	10.2%			18.9%	20.1%
Software services revenue. Software services revenue decreased in 2009 compared to 2008 as the result of a reduction in the number of projects for existing external customers and the loss of external customers due to the legislative developments in the student loan industry throughout 2008 and 2009. During the second quarter of 2009, this decrease was offset by certain fees from existing external customers on non-routine projects.
Intersegment revenue. Intersegment revenue increased in 2009 compared to the same periods in 2008 as a result of an increase in the number of projects for internal customers.
Operating expenses. Operating expenses increased in 2009 compared to the same periods in 2008 as a result of costs associated with salaries and benefits to support the increase in intersegment revenue.

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
Student Loan Portfolio
The tables below outline the components of the Company’s student loan portfolio:

	As of June 30, 2009
			Originated	Originated	Originated on or
			prior to	between 10/1/07	after 6/4/08 -
	Total		10/1/07	and 6/3/08 (a)	held for sale (b)
Federally insured:
Stafford	$8,383,144	32.7%	$6,340,889	467,338	1,574,917
PLUS/SLS	589,223	2.3%	384,180	48,920	156,123
Consolidation	16,126,450	62.9%	15,969,110	157,340	—

Total federally insured	25,098,817	97.9%	$22,694,179	673,598	1,731,040

	100.0%		90.4%	2.7%	6.9%

Non-federally insured	200,722	0.8%

Total student loans receivable (gross)	25,299,539	98.7%

Unamortized premiums and deferred origination costs — held for investment	371,072	1.4%
Unamortized premiums and deferred origination costs — held for sale	18,250	0.1%

Allowance for loan losses:
Federally insured	(28,093)	(0.1%)
Non-federally insured	(21,907)	(0.1%)

Total student loans receivable (net)	$25,638,861	100.0%

	As of December 31, 2008
			Originated	Originated	Originated
			prior to	between 10/1/07	on or after
	Total		10/1/07	and 6/3/08 (a)	6/4/08 (b)
Federally insured:
Stafford	$7,602,568	29.9%	$6,641,817	390,658	570,093
PLUS/SLS	527,670	2.1%	412,142	48,346	67,182
Consolidation	16,657,703	65.5%	16,614,950	42,753	—

Total federally insured	24,787,941	97.5%	$23,668,909	481,757	637,275

	100.0%		95.5%	1.9%	2.6%

Non-federally insured	273,108	1.1%

Total student loans receivable (gross)	25,061,049	98.6%

Unamortized premiums and deferred origination costs	402,881	1.6%
Allowance for loan losses:
Federally insured	(25,577)	(0.1%)
Non-federally insured	(25,345)	(0.1%)

Total student loans receivable (net)	$25,413,008	100.0%

(a)	Federally insured student loans originated on or after October 1, 2007 earn a reduced annual yield as a result of the enactment of the College Cost Reduction Act in September 2007.

(b)
Federally insured student loans originated by the Company on or after June 4, 2008 are eligible to be participated and sold to the Department under the Department’s Participation and Purchase Programs. As of June 30, 2009, these loans are classified as held for sale as they are expected to be sold to the Department under the Department’s Purchase Program.

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

The following table sets forth the activity of loans originated or acquired through each of the Company’s channels:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Beginning balance	$25,274,173	26,347,354	25,061,049	26,329,213
Direct channel:
Consolidation loan originations	—	3,284	—	69,029
Less consolidation of existing portfolio	—	(988)	—	(28,447)

Net consolidation loan originations	—	2,296	—	40,582
Stafford/PLUS loan originations	256,844	114,228	798,436	535,329
Branding partner channel	183,258	127,929	595,571	601,307
Forward flow channel	51,044	84,216	51,044	403,060
Other channels	6,565	—	20,370	55,922

Total channel acquisitions	497,711	328,669	1,465,421	1,636,200

Repayments, claims, capitalized interest, participations, and other	(385,041)	(585,443)	(1,013,968)	(885,243)
Consolidation loans lost to external parties	(67,071)	(46,849)	(172,589)	(176,267)
Loans sold	(20,233)	(431,605)	(40,374)	(1,291,777)

Ending balance	$25,299,539	25,612,126	25,299,539	25,612,126

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
Historically, the Company funded new loan originations using loan warehouse facilities and asset-backed securitizations. Student loan warehousing has historically allowed the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. In July 2008, the Company did not renew its liquidity provisions on its FFELP warehouse facility. Accordingly, the facility became a term facility and no new loan originations could be funded with this facility. In August 2008, the Company began funding FFELP Stafford and PLUS student loan originations for the 2008-2009 academic year pursuant to the Department’s Participation Program (as discussed below).
In August 2008, the Department implemented the Purchase and Participation Programs pursuant to the ECASLA. Under the Department’s Purchase Program, the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Under the Participation Program, the Department provides interim short term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program must be either refinanced by the lender or sold to the Department pursuant to the Purchase Program prior to its expiration on September 30, 2009. To be eligible for purchase or participation under the Department’s programs, loans were originally limited to FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, with eligible borrower benefits.
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
The Company plans to continue to use the Participation Program and a participation agreement with Union Bank to fund loans through the 2009-2010 academic year. These programs are allowing the Company to continue originating new federal student loans to all students regardless of the school they attend.

Activity in the Allowance for Loan Losses
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company’s allowance for loan losses is presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Balance at beginning of period	$48,497	46,137	50,922	45,592
Provision for loan losses:
Federally insured loans	5,000	4,000	10,500	7,500
Non-federally insured loans	3,000	2,000	5,000	3,500

Total provision for loan losses	8,000	6,000	15,500	11,000
Charge-offs, net of recoveries:
Federally insured loans	(4,216)	(3,878)	(7,463)	(7,200)
Non-federally insured loans	(981)	(350)	(1,639)	(733)

Net charge-offs	(5,197)	(4,228)	(9,102)	(7,933)
Sale of federally insured loans	—	—	(520)	(750)
Sale of non-federally insured loans	(1,300)	—	(6,800)	—

Balance at end of period	$50,000	47,909	50,000	47,909

Allocation of the allowance for loan losses:
Federally insured loans	$28,093	24,084	28,093	24,084
Non-federally insured loans	21,907	23,825	21,907	23,825

Total allowance for loan losses	$50,000	47,909	50,000	47,909

Net loan charge-offs as a percentage of average student loans	0.083%	0.066%	0.072%	0.060%
Total allowance as a percentage of average student loans	0.199%	0.186%	0.198%	0.182%
Total allowance as a percentage of the ending balance of student loans (excluding loans held-for-sale)	0.212%	0.187%	0.198%	0.187%
Allowance for non-federally insured loans as a percentage such loans	10.914%	8.510%	10.914%	8.510%
Average student loans	$25,123,382	25,767,123	25,194,642	26,313,226
Ending balance of student loans (excluding loans held-for-sale)	23,568,499	25,612,126	25,299,539	25,612,126
Ending balance of non-federally insured loans	200,722	279,953	200,722	279,953
Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company’s student loan delinquency amounts:

	As of June 30, 2009		As of December 31, 2008
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment(1)	$7,964,379		$7,374,602
Loans in forebearance(2)	2,381,227		2,484,478
Loans in repayment status:
Loans current	12,949,200	87.8%	13,169,101	88.2%
Loans delinquent 31-60 days(3)	551,179	3.7	536,112	3.6
Loans delinquent 61-90 days(3)	296,130	2.0	240,549	1.6
Loans delinquent 91 days or greater(4)	956,702	6.5	983,099	6.6

Total loans in repayment	14,753,211	100.0%	14,928,861	100.0%

Total federally insured loans	$25,098,817		$24,787,941

Non-Federally Insured Loans:
Loans in-school/grace/deferment(1)	$57,133		$84,237
Loans in forebearance(2)	5,347		9,540
Loans in repayment status:
Loans current	130,015	94.1%	169,865	94.7%
Loans delinquent 31-60 days(3)	2,852	2.0	3,315	1.8
Loans delinquent 61-90 days(3)	1,931	1.4	1,743	1.0
Loans delinquent 91 days or greater(4)	3,444	2.5	4,408	2.5

Total loans in repayment	138,242	100.0%	179,331	100.0%

Total non-federally insured loans	$200,722		$273,108

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

Student Loan Spread Analysis
The following table analyzes the student loan spread on the Company’s portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Variable student loan yield	2.94%	5.48%	3.10%	5.70%
Consolidation rebate fees	(0.70)	(0.74)	(0.71)	(0.74)
Premium and deferred origination costs amortization	(0.27)	(0.36)	(0.28)	(0.37)

Variable student loan net yield	1.97	4.38	2.11	4.59
Student loan cost of funds — interest expense	(1.52)	(3.31)	(1.84)	(3.94)
Student loan cost of funds — derivative settlements	0.15	0.08	0.27	0.34

Variable student loan spread	0.60	1.15	0.54	0.99
Variable rate floor income, net of settlements on derivatives (a)	(0.10)	(0.19)	(0.06)	(0.13)
Fixed rate floor income, net of settlements on derivatives	0.59	0.15	0.54	0.14

Core student loan spread	1.09%	1.11%	1.02%	1.00%

Average balance of student loans	$25,123,382	25,767,123	25,194,642	26,313,226
Average balance of debt outstanding	25,683,991	26,767,459	25,723,916	27,297,445

(a)
As a result of the ongoing volatility of interest rates, effective October 1, 2008, the Company changed its calculation of variable rate floor income to better reflect the economic benefit received by the Company. The economic benefit received by the Company related to variable rate floor income was $6.0 million and $19.3 million for the three months ended June 30, 2009 and 2008, respectively, and $7.5 million and $25.6 million for the six months ended June 30, 2009 and 2008, respectively. Variable rate floor income calculated on a statutory maximum basis was $13.0 million and $21.9 million for the three months ended June 30, 2009 and 2008, respectively, and $23.8 million and $40.7 million for the six months ended June 30, 2009 and 2008, respectively. Beginning October 1, 2008, and for presentation of prior periods, the economic benefit received by the Company has been used to determine core student loan spread. For the student loan spread analysis shown above, variable-rate floor income for prior periods was changed to reflect the economic benefit to conform to the current period presentation.

The Company’s core student loan spread during the three and six months ended June 30, 2009 compared to 2008 was impacted by the following items:
Increases
•
The amortization of loan premiums and deferred origination costs, which is a reduction to core student loan spread, decreased as a result of reduced costs to acquire or originate loans and a decrease in the yield earned on student loans.

•
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating fixed rate floor income which is included in its core student loan spread. Due to lower interest rates in the three and six month period ended June 30, 2009 compared to the same period in 2008, the Company received additional fixed rate floor income on a portion of its student loan portfolio. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk” for additional information.

•
The Company has used derivative instruments to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities. The Company has entered into basis swaps in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (“1/3 Basis Swaps”). During the three and six months ended June 30, 2009, the Company received $6.7 million and $17.4 million, respectively, of settlements on its 1/3 Basis Swaps. During the first quarter of 2008, the Company received $0.9 million of settlements on its 1/3 Basis Swaps. No 1/3 Basis Swaps were outstanding during the three months ended June 30, 2008.

Decreases
•
The passage of the College Cost Reduction Act has reduced the yield on all FFELP loans originated after October 1, 2007. As of June 30, 2009, 9.6% of the Company’s federally insured student loan portfolio was originated after October 1, 2007 as compared to 2.2% as of June 30, 2008.

•
Historically, the movement of the various interest rate indices received on the Company’s student loan assets and paid on the debt to fund such loans was highly correlated. The short term movement of the indices was dislocated beginning in August 2007. Due to the unintended consequences of government intervention in the commercial paper markets and limited issuances of qualifying financial commercial paper, the relationship between the three-month financial CP and LIBOR rates has continued to widen. To address this issue, the Department announced that for purposes of calculating the FFELP loan index from October 27, 2008 to December 31, 2008, the Federal Reserve’s Commercial Paper Funding Facility rate was used for those days in which no three-month financial commercial paper rate was available. This action partially mitigated the volatility between CP and LIBOR for the three-month period ended on December 31, 2008. However, the Department of Education did not make a similar adjustment for the first and second quarters of 2009, which negatively impacted the Company’s net interest income for the three and six months ended June 30, 2009.

•
The spread to LIBOR on asset-backed securities transactions has increased significantly since August 2007. The Company issued $4.4 billion of notes in asset-backed securities transactions in 2008 ($1.2 billion in March 2008, $1.9 billion in April 2008, and $1.3 billion in May 2008) and an additional $0.3 billion in March 2009. Prior to completing these asset-backed securities transactions, these loans were funded in the Company’s FFELP warehouse facility in which the cost of funds were lower than the asset-backed securities transactions.

•
The Company has used derivative instruments to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities. The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements (“the Average/Discrete Basis Swaps”). The Company received less settlements on its Average/Discrete Basis Swaps in the first and second quarters of 2009 compared to the same periods in 2008, due to the significant drop in interest rates which triggered larger settlements during the first and second quarters of 2008.

Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Net interest income after provision for loan losses	$49,895	53,891	(3,996)	(7.4)%	$76,388	53,234	23,154	43.5%

Loan and guaranty servicing revenue	—	157	(157)	(100.0)	—	162	(162)	(100.0)
Other income	4,241	4,851	(610)	(12.6)	8,892	9,708	(816)	(8.4)
Gain (loss) on sale of loans	(196)	48	(244)	(508.3)	(402)	(47,426)	47,024	(99.2)
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	466	(466)	(100.0)
Derivative settlements, net	9,535	11,638	(2,103)	(18.1)	33,893	55,165	(21,272)	(38.6)

Total other income	13,580	16,694	(3,114)	(18.7)	42,383	18,075	24,308	134.5

Salaries and benefits	1,735	1,954	(219)	(11.2)	3,510	4,178	(668)	(16.0)
Restructure expense — severance and contract termination costs	—	(52)	52	(100.0)	—	1,844	(1,844)	(100.0)
Impairment expense	—	—	—	—	—	9,351	(9,351)	(100.0)
Other expenses	5,875	5,095	780	15.3	10,834	10,439	395	3.8
Intersegment expenses	20,732	18,952	1,780	9.4	38,608	39,554	(946)	(2.4)

Total operating expenses	28,342	25,949	2,393	9.2	52,952	65,366	(12,414)	(19.0)

“Base net income” before income taxes	35,133	44,636	(9,503)	(21.3)	65,819	5,943	59,876	1,007.5
Income tax expense	(13,351)	(13,837)	486	(3.5)	(25,012)	(1,842)	(23,170)	1,257.9

“Base net income”	$21,782	30,799	(9,017)	(29.3)%	$40,807	4,101	36,706	895.0%

Before Tax Operating Margin	55.3%	63.2%			55.4%	8.3%

Before Tax Operating Margin - excluding restructure expense, impairment expense, and loss on sale of loans during the first quarter of 2008	55.3%	63.2%			55.4%	54.4%
Net interest income after provision for loan losses .

	Three months ended June 30,		Change
	2009	2008	Dollars	Percent
Loan interest	$214,986	345,321	(130,335)	(37.7)%
Consolidation rebate fees	(43,827)	(47,721)	3,894	8.2
Amortization of loan premiums and deferred origination costs	(16,789)	(22,841)	6,052	26.5

Total loan interest	154,370	274,759	(120,389)	(43.8)
Investment interest	1,863	7,534	(5,671)	(75.3)

Total interest income	156,233	282,293	(126,060)	(44.7)

Interest on bonds and notes payable	97,916	221,856	(123,940)	(55.9)
Intercompany interest	422	546	(124)	(22.7)
Provision for loan losses	8,000	6,000	2,000	33.3

Net interest income after provision for loan losses	$49,895	53,891	(3,996)	(7.4)%

•
Loan interest income decreased $130.3 million as a result of a decrease in the average student loan portfolio of $0.6 billion (2.5%) and a decrease in the yield earned on student loans due to a decrease in interest rates for the three months ended June 30, 2009 compared to the same period in 2008.

•	Consolidation rebate fees decreased due to the $1.8 billion (10.0%) decrease in the average consolidation portfolio.

•	The amortization of loan premiums and deferred origination costs decreased as a result of reduced costs to acquire or originate loans and a decrease in the yield earned on student loans.

•	Investment income decreased as a result of lower interest rates in the second quarter of 2009 as compared to the same period in 2008.

•
Interest expense decreased as a result of a decrease in interest rates on the Company’s variable rate debt which lowered the Company’s cost of funds (excluding net derivative settlements) to 1.52% for the three months ended June 30, 2009 compared to 3.31% for the same period a year ago. In addition, average debt decreased by $1.1 billion (4.0%) for the three months ended June 30, 2009 compared to the same period in 2008.

•	The provision for loan losses increased for the three months ended June 30, 2009 compared to the same period in 2008 primarily due to increases in delinquencies.

	Six months ended June 30,		Change
	2009	2008	Dollars	Percent
Loan interest	$447,572	731,747	(284,175)	(38.8)%
Consolidation rebate fees	(88,304)	(97,575)	9,271	9.5
Amortization of loan premiums and deferred origination costs	(35,439)	(48,245)	12,806	26.5

Total loan interest	323,829	585,927	(262,098)	(44.7)
Investment interest	4,991	16,724	(11,733)	(70.2)

Total interest income	328,820	602,651	(273,831)	(45.4)

Interest on bonds and notes payable	235,949	537,777	(301,828)	(56.1)
Intercompany interest	983	640	343	53.6
Provision for loan losses	15,500	11,000	4,500	40.9

Net interest income (loss) after provision for loan losses	$76,388	53,234	23,154	(43.5)%

•
Loan interest income decreased $284.2 million as a result of a decrease in the average student loan portfolio of $0.5 billion (2.0%) and a decrease in the yield earned on student loans due to a decrease in interest rates for the six months ended June 30, 2009 compared to the same period in 2008.

•	Consolidation rebate fees decreased due to the $2.3 billion (12.2%) decrease in the average consolidation portfolio.

•	The amortization of loan premiums and deferred origination costs decreased as a result of reduced costs to acquire or originate loans and a decrease in the yield earned on student loans.

•	Investment income decreased as a result of lower interest rates for the six months ended June 30, 2009 as compared to the same period in 2008.

•
Interest expense decreased as a result of a decrease in interest rates on the Company’s variable rate debt which lowered the Company’s cost of funds (excluding net derivative settlements) to 1.84% for the six months ended June 30, 2009 compared to 3.94% for the same period a year ago. In addition, average debt decreased by $1.6 billion (5.8%) for the six months ended June 30, 2009 compared to the same period in 2008.

•	The provision for loan losses increased for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to increases in delinquencies.
Loss on sale of loans . The Company sold student loan portfolios to third parties in 2008 and 2009 in order to reduce the amount of student loans remaining under the Company’s multi-year committed financing facility for FFELP loans, which reduced the Company’s exposure related to certain equity support provisions included in this facility. During the three and six months ended June 30, 2009, the Company sold $20.0 million (par value) and $40.4 million (par value), respectively, of federally insured student loans, resulting in the recognition of losses of $0.2 million and $0.4 million, respectively. On March 31, 2008, the Company sold $857.8 million (par value) of federally insured student loans resulting in the recognition of a loss of $30.4 million. In addition, on April 8, 2008, the Company sold $428.6 million (par value) of federally insured student loans. The portfolio of student loans sold on April 8, 2008 was presented as “held for sale” on the March 31, 2008 consolidated balance sheet and was valued at the lower of cost or fair value. The Company recognized a loss of $17.1 million during the three month period ended March 31, 2008 as a result of marking these loans to fair value.
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

Operating expenses. During the second quarter of 2009, the Asset Generation and Management operating segment paid $1.8 million in fees to the Student Loan and Guaranty Servicing operating segment to transfer loans between various financings as the Company was executing certain liquidity strategies. In addition, the Company recognized $0.8 million in expenses associated with the Company’s obligation to repurchase loans related to the participation of non-federally insured loans to third parties. Excluding these expenses and the restructure and impairment charges, operating expenses decreased $0.3 million (1.0%) and $3.8 million (7.0%) for the three and six months ended June 30, 2009 compared to same periods in 2008. Operating expenses decreased as a result of continued focus by the Company on managing costs and gaining efficiencies and continued benefits from prior restructuring activities.
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
The Company may issue equity and debt securities in the future in order to improve capital, increase liquidity, refinance upcoming maturities, or provide for general corporate purposes. Moreover, the Company may from time-to-time repurchase certain amounts of its outstanding secured and unsecured debt securities, including debt securities which the Company may issue in the future, for cash and/or through exchanges for other securities. Such repurchases or exchanges may be made in open market transactions, privately negotiated transactions, or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions, compliance with securities laws, and other factors. The amounts involved in any such transactions may be material.

The following table summarizes the Company’s bonds and notes outstanding as of June 30, 2009:

	Carrying	Interest rate
	amount	range	Final maturity

Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,063,227	0.61% – 6.90%	09/25/13 – 6/25/41
Bonds and notes based on auction or remarketing	2,606,740	0.46% – 2.96%	11/01/09 – 07/01/43

Total variable-rate bonds and notes	22,669,967

Commercial paper — FFELP facility (b)	420,936	0.32% – 1.13%	05/09/10
Fixed-rate bonds and notes (a)	188,797	5.40% – 6.50%	11/01/09 – 05/01/29
Unsecured fixed rate debt	402,864	5.125% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	691,500	0.79% – 0.85%	05/08/12
Department of Education Participation	1,741,481	1.24%	09/30/09
Department of Education Conduit	1,023,600	0.52%	05/08/14
Other borrowings	30,428	0.32% – 5.10%	01/10/10 – 11/01/15

	$27,169,573

(a)	Issued in asset-backed securitizations

(b)	Loan warehouse facilities
Secured Financing Transactions
The Company has historically relied upon secured financing vehicles as its most significant source of funding for student loans. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. The Company’s rights to cash flow from securitized student loans are subordinate to bondholder interests and may fail to generate any cash flow beyond what is due to bondholders. The Company’s secured financing vehicles are loan warehouse facilities, asset-backed securitizations, and the government’s Participation and Conduit Programs (as described below).
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
Loan warehouse facilities
Student loan warehousing has historically allowed the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. To support its funding needs on a short-term basis, the Company historically relied upon a multi-year committed facility for FFELP loans as further discussed below.
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
The terms and conditions of the Company’s warehouse facility for FFELP loans provides for formula based advance rates based on market conditions. While the Company does not believe that the loan valuation formula is reflective of the actual fair value of its loans, it is subject to compliance with such mark-to-formula provisions of the warehouse facility agreement. As of December 31, 2008, the Company had $1.6 billion of student loans in the facility, $1.4 billion borrowed under the facility, and $280.6 million posted as equity funding support for this facility.

On March 26, 2009, the Company completed a privately placed asset-backed securitization of $294.6 million. Subsequent to March 31, 2009, the Company used the proceeds from the sale of these notes and additional funds of approximately $10 million to purchase approximately $305 million of principal and interest on student loans, which were previously financed under the Company’s FFELP warehouse facility.
In June 2009, the Company accessed the Department’s Conduit Program (as further discussed below) to fund approximately $790 million of principal and interest on student loans, which were previously financed under the Company’s FFELP warehouse facility. The Company is permitted to fund 97% of the principal and interest expected to be capitalized. Accordingly, the Company borrowed approximately $763 million under the Conduit Program for purposes of refinancing loans in the FFELP warehouse facility. Excess amounts needed to fund the remaining 3% of the student loan balances were contributed by the Company.
Removing student loans from the FFELP warehouse facility as a result of the privately placed asset-backed securitization and Conduit Program allowed the Company to withdraw cash posted as equity funding support for the FFELP facility. As of June 30, 2009, the Company had $403.7 million of student loans in the facility, $420.9 million borrowed under the facility, and $62.8 million posted as equity funding support.
On August 3, 2009, the Company entered into a new FFELP warehouse facility (the “2009 FFELP Warehouse Facility”). The 2009 FFELP Warehouse Facility has a maximum financing amount of $500.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which expire on August 2, 2010. The final maturity date of the facility is August 3, 2012. In the event the Company is unable to renew the liquidity provisions by August 2, 2010, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by August 3, 2012. The Company plans to utilize the new facility to refinance the remaining student loans in the Company’s prior FFELP warehouse facility that expires in May 2010. Refinancing these loans will allow the Company to withdraw all remaining equity funding support from the prior FFELP warehouse facility.
The 2009 FFELP Warehouse Facility provides for formula based advance rates depending on FFELP loan type. The advance rates for collateral may increase or decrease based on market conditions. The all-in pricing for the facility during the first year (including up-front fees and other costs to structure the facility) is expected to be just below the conduit’s commercial paper rate plus 1%. The facility contains covenants, including financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility. Unlike the Company’s prior FFELP warehouse facility, the new facility does not require the Company to refinance or remove a percentage of the pledged student loan collateral on an annual basis.
Private Loan Warehouse Facility
On February 25, 2009, the Company paid $91.5 million on the debt of its private loan warehouse facility with operating cash and terminated the facility. Beginning in January 2008, the Company suspended private student loan originations.
Asset-backed securitizations
Of the $27.2 billion of debt outstanding as of June 30, 2009, $22.9 billion was issued under term asset-backed securitizations. Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market. As a result of the disruptions in the credit markets, the Company may not be able to issue asset-backed financings at rates historically achieved by the Company, at levels equal to or less than other financing agreements, or at levels otherwise considered beneficial to the Company. Accordingly, the Company’s operational and financial results may be negatively impacted. Securities issued in the securitization transactions are generally priced based upon a spread to LIBOR or set under an auction or remarketing procedure.

LIBOR based notes
As of June 30, 2009, the Company had $20.1 billion of notes issued under asset-backed securitizations that primarily reprice at a fixed spread to three month LIBOR and are structured to substantially match the maturity of the funded assets. These notes fund FFELP student loans that are predominantly set based on a spread to three month commercial paper. The three month LIBOR and three month commercial paper indexes have historically been highly correlated. Based on cash flows developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from these transactions will be in excess of $1.4 billion. These cash flows consist of net spread and servicing and administrative revenue in excess of estimated cost. However, due to the unintended consequences of government intervention in the commercial paper markets and limited issuances of qualifying financial commercial paper, the relationship between the three-month financial commercial paper and LIBOR rates has been distorted and volatile. Such distortion has had and may continue to have a significant impact on the earnings and cash flows of this portfolio.
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
As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities. Due to the failed auctions related to these securities, the Company has been and may continue to be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities.
The Company cannot predict whether future auctions related to its Auction Rate Securities will be successful, but management believes it is likely auctions will continue to fail indefinitely. The Company is currently seeking alternatives for reducing its exposure to the auction rate market, but may not be able to achieve alternate financing for some or all of its Auction Rate Securities.
In accordance with the various indentures, the Company expects to use funds available in the trust to such securities purchase for cash in open market transactions, privately negotiated transactions, or otherwise to redeem such securities. Under the terms of the indentures, the purchase price paid in any such transaction must be less than the par amount of securities acquired. Any redemptions in the normal course must be made at par. Any such transaction will depend on prevailing market conditions, liquidity requirements, contractual restrictions, compliance with securities laws, and other factors.
For Variable Rate Demand Notes, the remarketing agents set the price, which is then offered to investors. If there are insufficient potential bid orders to purchase all of the notes offered for sale, the Company could be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities.
Department of Education’s Conduit Program
In January 2009, the Department published summary terms under which it will finance eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders. Loans eligible for the Conduit Program must be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. The Conduit Program was launched on May 11, 2009. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. The Conduit Program has a term of five years and expires on May 8, 2014. The Student Loan Notes issued by the Conduit Program are supported by a combination of (i) notes backed by FFELP loans, (ii) the Liquidity Agreement with the Federal Financing Bank, and (iii) the Put Agreement provided by the Department. If the conduit does not have sufficient funds to pay all Student Loan Notes then those Student Loan Notes will be repaid with funds from the Federal Financing Bank. The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the Conduit Program will be sold to the Department through the Put Agreement at a price of 97% of the face amount of the loans. As of June 30, 2009, the Company had $1.1 billion of student loans funded through the Conduit Program and $1.0 billion borrowed under the facility.
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

Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day period upon termination of the participation certificate. As of June 30, 2009, $786.3 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties. Loans participated under this agreement qualify as a sale pursuant to the provisions of SFAS No. 140. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.
Department of Education’s Loan Participation and Purchase Commitment Programs
In August 2008, the Department implemented the Purchase and Participation Programs pursuant to ECASLA. Under the Department’s Purchase Program, the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Under the Participation Program, the Department provides interim short term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program must be either refinanced by the lender or sold to the Department pursuant to the Purchase Program prior to its expiration on September 30, 2009. To be eligible for purchase or participation under the Department’s programs, loans were originally limited to FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, with eligible borrower benefits.
On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the extension of the Participation Program and Purchase Program from September 30, 2009 to September 30, 2010. The Department indicated that loans for the 2008-2009 academic year which are funded under the Department’s Participation Program will need to be refinanced or sold to the Department prior to September 30, 2009. On November 8, 2008, the Department announced the replication of the terms of the Participation and Purchase Programs, in accordance with the October 7, 2008 legislation, which will include FFELP student loans made for the 2009-2010 academic year.
As of June 30, 2009, the Company had $1.7 billion of FFELP loans funded using the Participation Program, which are classified as held for sale on the Company’s consolidated balance sheet. These loans are expected to be sold to the Department under its Purchase Program. Upon selling the $1.7 billion in loans, the Company expects to recognize a gain of $31 million to $34 million.
The Company plans to continue to use the Participation and Purchase Programs to fund loans originated through the 2009-2010 academic year.
Unsecured Line of Credit
The Company has a $750.0 million unsecured line of credit that terminates in May 2012. As of June 30, 2009, there was $691.5 million outstanding on this line. The weighted average interest rate on this line of credit was 0.80% as of June 30, 2009. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary. The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank, a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Since the bankruptcy filing, the Company has experienced funding delays from Lehman and does not expect Lehman to fund future borrowing requests. As of June 30, 2009, excluding Lehman’s lending commitment, the Company had $51.2 million available for future use under its unsecured line of credit.
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
As of June 30, 2009, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.
A default on the 2009 FFELP Warehouse Facility would result in an event of default on the Company’s unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.

The Company’s operating line of credit does not have any covenants related to unsecured debt ratings. However, changes in the Company’s ratings (as well as the amounts the Company borrows) have modest implications on the pricing level at which the Company obtains funding.
Unsecured Debt Offerings
In May 2005, the Company issued $275.0 million in aggregate principal amount of the 2010 Notes. The 2010 Notes are unsecured obligations of the Company. The interest rate on the 2010 Notes is 5.125%, payable semiannually. At the Company’s option, the 2010 Notes are redeemable in whole at any time or in part from time to time at the redemption price described in the Company’s prospectus supplement.
During the first and second quarters of 2009, the Company purchased $34.9 million and $35.5 million, respectively, of the 2010 Notes for a purchase price of $26.8 million and $31.1 million, respectively. These transactions resulted in a gain of $8.1 million and $4.4 million, respectively. On July 28, 2009, the Company purchased $102.6 million of the 2010 Notes at par. Subsequent to this transaction, the Company has $102.0 million of 2010 Notes outstanding.
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
During the second quarter of 2009, the Company purchased $1.75 million of its Hybrid Securities for a purchase price of $0.35 million which resulted in a gain of $1.4 million.
Contractual Obligations
The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company’s contractual obligations as of June 30, 2009 were as follows:

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Bonds and notes payable	$27,169,573	2,433,272	811,311	1,359,558	22,565,432
Operating lease obligations (a)	31,096	8,624	12,828	8,449	1,195
Other	36,863	20,000	16,863	—	—

Total	$27,237,532	2,461,896	841,002	1,368,007	22,566,627

(a)	Operating lease obligations are presented net of approximately $2.1 million in sublease arrangements.
As of June 30, 2009, the Company had a reserve of $6.6 million for uncertain income tax positions (including the federal benefit received from state positions and accrued interest) per the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.
The Company has an obligation to purchase $36.9 million of private loans from an unrelated financial institution in quarterly installments of approximately $5.0 million through the third quarter of 2010 with any remaining amount to be purchased at that time. This obligation is included in “other” in the above table.

During the three and six month period ended June 30, 2009, the Company participated $14.5 million and $65.0 million, respectively, of non-federally insured loans to third parties. Loans participated under these agreements qualify as sales pursuant to the provisions of SFAS No. 140. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet. Per the terms of the servicing agreements, the Company’s servicing operations is obligated to repurchase loans subject to the participation interests when such loans become 60 or 90 days delinquent. As of June 30, 2009, the Company has $7.6 million accrued related to this obligation which is included in “other liabilities” in the Company’s consolidated balance sheet. This obligation is not included in the above table.
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

•
infiNET Integrated Solutions, Inc. (“infiNET”) — Stock price guarantee of $104.8375 per share on 95,380 shares of Class A Common Stock (less the greater of $41.9335 or the gross sales price such seller obtains from a sale of the shares occurring prior to February 28, 2011 as defined in the agreement) issued as part of the original purchase price. The obligation to pay this guaranteed stock price is due February 28, 2011 and is not included in the table above. Based upon the closing sale price of the Company’s Class A Common Stock as of June 30, 2009 of $13.59 per share, the Company’s obligation under this stock price guarantee would have been $6.0 million (($104.8375 — $41.9335) x 95,380 shares). Any cash paid by the Company in consideration of satisfying the guaranteed value of stock issued for this acquisition would be recorded by the Company as a reduction to additional paid-in capital.

Sources of Liquidity
Sources of Liquidity Available for New FFELP Stafford and PLUS Loans
The Company has unlimited sources of primary liquidity available for new FFELP Stafford and PLUS loan originations through the 2009-2010 academic year under the Department’s Participation and Purchase Programs. In addition, the Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. See “Union Bank Participation Agreement” discussed earlier in this section.
Sources of Liquidity Available for General Corporate Purposes
The following table details the Company’s primary sources of liquidity and the available capacity at August 7, 2009 for general corporate purposes:

Sources of primary liquidity: (a)
Cash and cash equivalents (b)	$345,000
Unencumbered FFELP student loan assets	16,000
Unencumbered private student loan assets	170,000
Unused unsecured line of credit (c)	51,000

Total sources of primary liquidity	$582,000

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
In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, months in repayment, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for loan losses. The Company places a non-federally insured loan on nonaccrual status when the collection of principal and interest is 30 days past due and charges off the loan when the collection of principal and interest is 120 days past due.
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
In February 2008, the FASB released FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, which delayed the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. For the Company, SFAS No. 157-2 was effective January 1, 2009. Effective January 1, 2009, the Company adopted SFAS No. 157 on certain nonfinancial assets and nonfinancial liabilities, which are recorded at fair value only upon impairment.
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
In April 2009, the FASB released FSP SFAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“SFAS No. 157-4”). SFAS No. 157-4 supersedes SFAS No. 157-3. SFAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. SFAS No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, SFAS No. 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. SFAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009 (June 30, 2009 for the Company) and shall be applied prospectively. SFAS No. 157-4 does not have a material impact on the preparation of and disclosures in the Company’s consolidated financial statements.
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

The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS No. 161 on January 1, 2009 (see note 5 in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q).
In April 2009, the FASB released FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“SFAS No. 115-2/SFAS No. 124-2”). SFAS No. 115-2/SFAS No. 124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under SFAS No. 115-2/SFAS No. 124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, SFAS No. 115-2/SFAS No. 124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. SFAS No. 115-2/SFAS No. 124-2 is effective for interim and annual periods ending after June 15, 2009 (June 30, 2009 for the Company). SFAS No. 115-1/SFAS No. 124-2 does not have a material impact on the preparation of and disclosures in the Company’s consolidated financial statements.
In April 2009, the FASB released FSP SFAS No. 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (“SFAS No. 107-1”). SFAS No. 107-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, Disclosures about the Fair Value of Financial Instruments. Additionally, SFAS No. 107-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. SFAS No. 107-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual periods ending after June 15, 2009 (June 30, 2009 for the Company). The Company adopted SFAS No. 107-1 on June 30, 2009 (see note 8 in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q).
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 on June 30, 2009 (see note 1 in the notes to the financial statements included in this Quarterly Report on Form 10-Q).
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS No. 166”). The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. Additionally, SFAS No. 166 defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and also requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS No. 166 is effective for fiscal periods ending after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 166.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends guidance in Interpretation 46 (R) for determining whether an entity is a variable interest entity in addition to subjecting enterprises to a number of other requirements including, among other things: (i) requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and specifies the characteristics the primary beneficiary of a variable interest entity must have to be designated as such; (ii) requiring an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance; (iii) requiring the ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; (iv) the elimination of the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and (v) adding an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that investors of the equity investment at risk, as a group, lose the power from voting or similar rights of the investment to direct the activities of the entity that have the most significant impact on the entity’s economic performance. SFAS No. 167 is effective for fiscal and interim periods ending after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 167.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for fiscal and interim periods ending after September 15, 2009 (September 30, 2009 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 168.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)
Interest Rate Risk
The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates. Because the Company generates a significant portion of its earnings from its student loan spread, the interest sensitivity of the balance sheet is a key profitability driver.
The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of June 30, 2009		As of December 31, 2008
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$8,517,251	33.7%	$2,532,609	10.1%
Variable-rate loan assets	16,782,288	66.3	22,528,440	89.9

Total	$25,299,539	100.0%	$25,061,049	100.0%

Fixed-rate debt instruments	$591,661	2.2%	$677,096	2.5%
Variable-rate debt instruments	26,577,912	97.8	26,110,863	97.5

Total	$27,169,573	100.0%	$26,787,959	100.0%

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
For the three months ended June 30, 2009 and 2008, loan interest income includes approximately $37.1 million and $9.9 million, respectively, of fixed rate floor income. For the six months ended June 30, 2009 and 2008, loan interest income includes approximately $67.3 million and $18.4 million, respectively, of fixed rate floor income, respectively.
As a result of the ongoing volatility of interest rates, effective October 1, 2008, the Company changed its calculation of variable rate floor income to better reflect the economic benefit received by the Company related to this income taking into consideration the volatility of certain rate indices which offset the value received. The economic benefit received by the Company related to variable rate floor income was $6.0 million and $19.3 million for the three months ended June 30, 2009 and 2008, respectively, and $7.5 million and $25.6 million for the six months ended June 30, 2009 and 2008, respectively. Variable rate floor income calculated on a statutory maximum basis was $13.0 million and $21.9 million for the three months ended June 30, 2009 and 2008, respectively, and $23.8 million and $40.7 million for the six months ended June 30, 2009 and 2008, respectively.
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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s student loan assets that are earning fixed rate floor income as of June 30, 2009:

	Borrower/	Estimated	Balance of
Fixed	lender	variable	assets earning fixed-rate
interest	weighted	conversion	floor income as of
rate range	average yield	rate (a)	June 30, 2009
3.0 – 3.49%	3.29%	0.65%	$1,422,021
3.5 – 3.99%	3.65%	1.01%	1,964,657
4.0 – 4.49%	4.20%	1.56%	1,560,391
4.5 – 4.99%	4.72%	2.08%	857,487
5.0 – 5.49%	5.24%	2.60%	562,170
5.5 – 5.99%	5.67%	3.03%	333,278
6.0 – 6.49%	6.19%	3.55%	393,323
6.5 – 6.99%	6.70%	4.06%	349,130
7.0 – 7.49%	7.17%	4.53%	119,331
7.5 – 7.99%	7.71%	5.07%	204,825
8.0 – 8.99%	8.16%	5.52%	467,583
> 9.0%	9.04%	6.40%	283,055

			$8,517,251

(a)	The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to variable rate.
The following table summarizes the outstanding derivatives instruments as of June 30, 2009 used by the Company to hedge fixed-rate student loan assets.

		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2010	$750,000	0.80%

(a)	For all interest rate derivatives for which the Company pays a fixed rate, the Company receives discrete three-month LIBOR.
As of June 30, 2009, the Company had $3.5 billion of student loan assets that were eligible to earn variable-rate floor income.

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
The following table presents the Company’s FFELP student loan assets and related funding arranged by underlying indices as of June 30, 2009:

			Debt
			outstanding
	Frequency of		that funded
	Variable		student loan
Index (f)	Resets	Assets	assets (a)
3 month H15 financial commercial paper (b)	Daily	$23,981,416	1,741,481
3 month Treasury bill	Varies	1,117,401	—
3 month LIBOR (c)	Quarterly	—	20,063,227
Auction-rate or remarketing	Varies	—	2,606,740
Asset-backed commercial paper (d)	Varies	—	1,444,536
Fixed rate		—	188,797
Other (e)		945,964	—

		$26,044,781	26,044,781

(a)
The Company has certain basis swaps outstanding in which the Company (i) receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements (the “Average/Discrete Basis Swaps”); and (ii) receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the “1/3 Basis Swaps”). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of June 30, 2009:

	Notional Amount
	Average/Discrete
Maturity	Basis Swaps	1/3 Basis Swaps (c)

2009 (a)	$7,000,000	—
2011 (b)	6,000,000	—
2018	—	1,300,000
2019	—	500,000
2021	—	250,000
2023	—	1,250,000
2024	—	250,000
2028	—	100,000

	$13,000,000	3,650,000

(a)	(a) Subsequent to June 30, 2009, the Company terminated all of the Average/Discrete Basis Swaps with a maturity in 2009.

(b)	Certain of these derivatives have forward effective start dates of January 2010 ($1.5 billion), February 2010 ($1.5 billion), and March 2010 ($1.5 billion).

(c)	Subsequent to June 30, 2009, the Company entered into additional 1/3 Basis Swaps with notional amounts of $500.0 million and $150.0 million with maturity dates in 2014 and 2039, respectively.

(b)
The Company’s FFELP student loans earn interest based on the daily average H15 financial commercial paper index calculated on a fiscal quarter. The Company’s funding includes FFELP student loans under the Department’s Participation Program. The interest rate on the principal amount of participation interests outstanding under the Department’s Participation Program is based on a rate of commercial paper plus 50 basis points, which is set a quarter in arrears, while the earnings on the student loans is based primarily on the daily average H15 financial commercial paper index calculated on the current fiscal quarter. Due to a declining interest rate environment during the three and six months ended June 30, 2009, the Company’s core student loan spread was compressed due to the mismatch in the timing of these rate resets.

(c)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR index to 3 month LIBOR. As a result, these notes are reflected in the 3 month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(d)
Asset-backed commercial paper consists of $0.4 million funded in the Company’s FFELP warehouse facility and $1.0 billion funded through the Department’s Conduit Program. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates.

(e)	Assets include restricted cash and investments and other assets.

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

Financial Statement Impact of Derivative Instruments
The Company accounts for its derivative instruments in accordance with SFAS No. 133. SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting under SFAS No. 133; consequently, the change in fair value of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company’s derivatives are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of operations and resulted in income of $29.9 million and expense of $22.3 million for the three and six months ended June 30, 2009, respectively, and income of $11.5 million and $47.5 million for the three and six months ended June 30, 2008, respectively.
The following summarizes the derivative settlements included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of operations:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Interest rate swaps	$(11)	(7,842)	(11)	(11,019)
Average/Discrete Basis Swaps	1,040	5,148	11,062	44,711
1/3 Basis Swaps	6,657	—	17,401	894
Cross-currency interest rate swaps	1,849	7,131	5,441	10,614

Total settlements	$9,535	4,437	33,893	45,200

Sensitivity Analysis
The following tables summarize the effect on the Company’s earnings, based upon a sensitivity analysis performed by the Company assuming hypothetical increases in interest rates of 100 and 200 basis points while funding spreads remain constant. In addition, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 10 basis points while holding the asset index constant, if the funding index is different than the asset index. The effect on earnings was performed on the Company’s variable rate assets and liabilities. The analysis includes the effects of the Company’s interest rate and basis swaps in existence during these periods.

	Three months ended June 30, 2009
	Interest Rates				Asset and funding index
	Change from decrease of 100		Change from increase of 100		mismatches
	basis points		basis points		Increase of 10 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$34,046	241.1%	(34,046)	(241.1)%	(6,403)	45.4%
Impact of derivative settlements	(41)	(0.3)	41	0.3	—	—

Increase (decrease) in net income before taxes	$34,005	240.8%	(34,005)	(240.8)%	(6,403)	45.4%

Increase (decrease) in basic and diluted earnings per share	$0.41		(0.41)		(0.08)

	Three months ended June 30, 2008
	Interest Rates				Asset and funding index
	Change from decrease of 100		Change from increase of 100		mismatches
	basis points		basis points		Increase of 10 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$10,566	17.1%	(10,566)	(17.1)%	(6,681)	(10.8)%
Impact of derivative settlements	(8,492)	(13.7)	8,492	13.7	—	—

Increase (decrease) in net income before taxes	$2,074	3.4%	(2,074)	(3.4)%	(6,681)	(10.8)%

Increase (decrease) in basic and diluted earnings per share	$0.03		(0.03)		(0.14)

	Six months ended June 30, 2009
	Change from decrease of 100		Change from increase of 100		Change from increase of 200
	basis points		basis points		basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$68,402	124.0%	(63,076)	(114.3)%	(12,757)	(23.1)%
Impact of derivative settlements	(41)	(0.1)	41	0.1	—	—

Increase (decrease) in net income before taxes	$68,361	123.9%	(63,035)	(114.2)%	(12,757)	(23.1)%

Increase (decrease) in basic and diluted earning per share	$0.85		(0.78)		(0.16)

	Six months ended June 30, 2008
	Change from decrease of 100		Change from increase of 100		Change from increase of 200
	basis points		basis points		basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$22,151	56.4%	(22,151)	(56.4)%	(6,806)	(17.3)%
Impact of derivative settlements	(14,785)	(37.6)	14,785	37.6	—	—

Increase (decrease) in net income before taxes	$7,366	18.8%	(7,366)	(18.8)%	(6,806)	(17.3)%

Increase in basic and diluted earning per share	$0.10		(0.10)		(0.14)

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
For the three and six months ended June 30, 2009, the Company recorded an expense of $63.9 million and $16.6 million, respectively, as a result of re-measurement of the Euro Notes and income of $41.2 million and a loss of $15.9 million, respectively, for the change in the fair value of the related derivative instruments. For the three and six months ended June 30, 2008, the Company recorded income of $4.4 million and an expense of $88.5 million, respectively, as a result of the re-measurement of the Euro Notes and a loss of $2.4 million and income of $91.7 million, respectively, for the change in the fair value of the related derivative instruments. These amounts are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of operations.
The re-measurement of the Euro-denominated bonds generally correlates with the change in fair value of the cross-currency interest rate swaps. However, the Company will experience unrealized gains or losses related to the cross-currency interest rate swaps if the two underlying indices (and related forward curve) do not move in parallel. Management intends to hold the cross-currency interest rate swaps through the maturity of the Euro-denominated bonds.

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
The Department of Education periodically reviews participants in the FFELP for compliance with program provisions. On June 28, 2007, the Department notified the Company that it would be conducting a review of the Company’s practices in connection with the prohibited inducement provisions of the Higher Education Act and the associated regulations that allow borrowers to have a choice of lenders. The Company understands that the Department selected several schools and lenders for review. The Company responded to the Department’s requests for information and documentation and cooperated with their review. On May 1, 2009, the Company received the Department’s preliminary program review report, which covered the Department’s review of the period from October 1, 2002 to September 30, 2007. The preliminary program review report contained certain initial findings of noncompliance with the Higher Education Act’s prohibited inducement provisions and required that the Company provide an explanation for the basis of the arrangements noted in the preliminary program review report. The Company has responded and provided an explanation of the arrangements noted in the Department’s initial findings, and the Department is expected to issue a final program review determination letter and advise the Company whether it intends to take any additional action. To the extent any findings are contained in a final letter, the additional action may include the assessment of fines or penalties, or the limitation, suspension, and termination of the Company’s participation in FFELP.
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
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the second quarter of 2009 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs (2) (3)	or programs (4)

April 1 – April 30, 2009	1,054	$7.24	1,054	10,891,276
May 1 – May 31, 2009	632	7.05	632	9,154,379
June 1 – June 30, 2009	1,643	8.12	1,643	7,526,344

Total	3,329	$7.64	3,329

(1)
The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below; and (ii) shares purchased pursuant to the 2006 ESLP discussed in footnote (3) below, of which there were none for the months of April, May, or June 2009. Shares of Class A common stock purchased pursuant to the 2006 Plan included 1,054 shares, 632 shares, and 1,643 shares in April, May, and June, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares.

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

				(B / C)	(A + D)
		Approximate dollar	Closing price on	Approximate	Approximate
	Maximum number of	value of shares that	the last trading day	number of shares	number of shares
	shares that may yet	may yet be	of the Company’s	that may yet be	that may yet be
	be purchased under the	purchased under	Class A Common	purchased under	purchased under
	2006 Plan	the 2006 ESLP	Stock	the 2006 ESLP	the 2006 Plan and
As of	(A)	(B)	(C)	(D)	2006 ESLP
April 30, 2009	4,846,500	36,450,000	6.03	6,044,776	10,891,276
May 31, 2009	4,845,868	36,450,000	8.46	4,308,511	9,154,379
June 30, 2009	4,844,225	36,450,000	13.59	2,682,119	7,526,344
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
At the Company’s annual meeting of shareholders held on May 20, 2009, the following proposals were submitted to a vote of shareholders and were approved by the margins indicated:
1.
To elect nine directors to serve on the Company’s Board of Directors for one-year terms or until their successors are elected and qualified. All directors seeking election were in attendance at the annual meeting.

	Number of Shares
	Votes For	Votes Against	Abstain
James P. Abel	142,857,237	609,155	6,101
Stephen F. Butterfield	143,189,176	281,445	1,871
Michael S. Dunlap	142,781,175	690,568	749
Kathleen A. Farrell	142,966,264	498,367	7,861
Thomas E. Henning	142,863,876	602,379	6,237
Brian J. O’Connor	142,860,435	604,721	7,336
Kimberly K. Rath	142,884,524	575,571	12,397
Michael D. Reardon	142,861,471	598,786	12,236
James H. Van Horn	142,881,278	580,411	10,803
2.	To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2009.

Number of Shares
Votes For	Votes Against	Abstain
142,875,383	583,144	13,965
3.
To approve an amendment to the Restricted Stock Plan to increase the authorized number of shares of Class A common stock that may be issued under the plan from a total of 2,000,000 shares to a total of 4,000,000 shares.

Number of Shares
Votes For	Votes Against	Abstain
138,450,966	382,345	4,821

ITEM 6.	EXHIBITS

10.1	+	Nelnet, Inc. Restricted Stock Plan, as amended through May 20, 2009, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 27, 2009 and incorporated herein by reference.

10.2	*
Funding Note Purchase Agreement, dated as of May 13, 2009, among Straight-A Funding, LLC, a Delaware limited liability company, as Conduit Lender, Nelnet Super Conduit Funding, LLC, a Delaware limited liability company, as Funding Note Issuer, First National Bank, a national banking association, as Eligible Lender Trustee, The Bank of New York Mellon, a New York banking corporation, as Conduit Administrator for the Conduit Lender, as Securities Intermediary and as Conduit Lender Eligible Lender Trustee, National Education Loan Network, Inc., a Nevada corporation, as the SPV Administrator for the Funding Note Issuer, Nelnet, Inc., a Nebraska corporation, as Sponsor, BMO Capital Markets Corp., a Delaware company, as Manager for the Conduit Lender, and National Education Loan Network, Inc., a Nevada corporation, as Master Servicer.

10.3	*
Eligible Lender Trust Agreement, dated as of May 13, 2009 between Nelnet Super Conduit Funding, LLC, a Delaware limited liability company, and Zions First National Bank, a national banking association, not in its individual capacity but solely as eligible lender trustee on behalf and for the benefit of the Funding Note Issuer.

10.4	*
Student Loan Purchase Agreement, dated as of May 13, 2009, among National Education Loan Network, Inc., a Nevada corporation, Union Bank and Trust Company, a Nebraska banking corporation, not in its individual capacity but solely as eligible lender trustee for the benefit of the Seller and its assigns, Nelnet Super Conduit Funding, LLC, a Delaware limited liability company, and Zions First National Bank, a national banking association, not in its individual capacity but solely as eligible lender trustee for the benefit of the Purchaser and its assigns.

10.5	+	Nelnet, Inc. Second Amended Executive Officers Bonus Plan, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009 and incorporated herein by reference.

31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.

31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

32	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

+	Indicates a compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.
Date: August 10, 2009	By:	/s/ MICHAEL S. DUNLAP
		Name:	Michael S. Dunlap
		Title:	Chairman and Chief Executive Officer

	By:	/s/ TERRY J. HEIMES
		Name:	Terry J. Heimes
		Title:	Chief Financial Officer

EXHIBIT INDEX

10.1	+	Nelnet, Inc. Restricted Stock Plan, as amended through May 20, 2009, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 27, 2009 and incorporated herein by reference.

10.2	*
Funding Note Purchase Agreement, dated as of May 13, 2009, among Straight-A Funding, LLC, a Delaware limited liability company, as Conduit Lender, Nelnet Super Conduit Funding, LLC, a Delaware limited liability company, as Funding Note Issuer, First National Bank, a national banking association, as Eligible Lender Trustee, The Bank of New York Mellon, a New York banking corporation, as Conduit Administrator for the Conduit Lender, as Securities Intermediary and as Conduit Lender Eligible Lender Trustee, National Education Loan Network, Inc., a Nevada corporation, as the SPV Administrator for the Funding Note Issuer, Nelnet, Inc., a Nebraska corporation, as Sponsor, BMO Capital Markets Corp., a Delaware company, as Manager for the Conduit Lender, and National Education Loan Network, Inc., a Nevada corporation, as Master Servicer.

10.3	*
Eligible Lender Trust Agreement, dated as of May 13, 2009 between Nelnet Super Conduit Funding, LLC, a Delaware limited liability company, and Zions First National Bank, a national banking association, not in its individual capacity but solely as eligible lender trustee on behalf and for the benefit of the Funding Note Issuer.

10.4	*
Student Loan Purchase Agreement, dated as of May 13, 2009, among National Education Loan Network, Inc., a Nevada corporation, Union Bank and Trust Company, a Nebraska banking corporation, not in its individual capacity but solely as eligible lender trustee for the benefit of the Seller and its assigns, Nelnet Super Conduit Funding, LLC, a Delaware limited liability company, and Zions First National Bank, a national banking association, not in its individual capacity but solely as eligible lender trustee for the benefit of the Purchaser and its assigns.

10.5	+	Nelnet, Inc. Second Amended Executive Officers Bonus Plan, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009 and incorporated herein by reference.

31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.

31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

32	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

+	Indicates a compensatory plan or arrangement