Form 10-Q
period 2009-09-30
NELNET INC
filed 2009-11-09
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]          Accelerated filer [X]
Non-accelerated filer [ ]            Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

As of October 31, 2009, there were 38,348,015 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by a wholly owned subsidiary).

NELNET, INC.
FORM 10-Q
INDEX
September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	As of	As of
	September 30, 2009	December 31, 2008
	(unaudited)
Assets:
Student loans receivable (net of allowance for loan losses of
$50,120 and $50,922, respectively)	$23,764,263	25,413,008
Student loans receivable - held for sale	1,627,794	—
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	15,077	13,129
Cash and cash equivalents - held at a related party	319,216	176,718
Total cash and cash equivalents	334,293	189,847
Restricted cash and investments	798,636	997,272
Restricted cash - due to customers	50,783	160,985
Accrued interest receivable	389,238	471,878
Accounts receivable (net of allowance for doubtful accounts of
$1,506 and $1,005, respectively)	49,268	42,088
Goodwill	175,178	175,178
Intangible assets, net	59,803	77,054
Property and equipment, net	28,116	38,747
Other assets	104,333	113,666
Fair value of derivative instruments	210,157	175,174

Total assets	$27,591,862	27,854,897

Liabilities:
Bonds and notes payable	$26,586,093	26,787,959
Accrued interest payable	24,859	81,576
Other liabilities	193,055	179,336
Due to customers	50,783	160,985
Fair value of derivative instruments	8,998	1,815
Total liabilities	26,863,788	27,211,671

Shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares;
no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares;
issued and outstanding 38,349,461 shares as of September 30,
2009 and 37,794,067 shares as of December 31, 2008	383	378
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares;
issued and outstanding 11,495,377 shares as of September 30,
2009 and December 31, 2008	115	115
Additional paid-in capital	108,442	103,762
Retained earnings	620,583	540,521
Employee notes receivable	(1,449)	(1,550)
Total shareholders' equity	728,074	643,226
Commitments and contingencies
Total liabilities and shareholders' equity	$27,591,862	27,854,897

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Interest income:
Loan interest	$143,255	284,468	474,587	911,140
Investment interest	1,943	9,118	8,810	29,914
Total interest income	145,198	293,586	483,397	941,054
Interest expense:
Interest on bonds and notes payable	76,016	234,016	328,600	791,621
Net interest income	69,182	59,570	154,797	149,433
Less provision for loan losses	7,500	7,000	23,000	18,000
Net interest income after provision for loan losses	61,682	52,570	131,797	131,433

Other income (expense):
Loan and guaranty servicing revenue	26,006	29,691	81,280	78,173
Tuition payment processing and campus commerce revenue	12,987	11,863	40,373	35,980
Enrollment services revenue	30,670	29,858	88,188	83,148
Software services revenue	4,600	5,159	16,424	19,342
Other income	11,094	5,408	39,483	17,787
Gain (loss) on sale of loans, net	8,788	—	8,386	(47,426)
Derivative market value, foreign currency,
and put option adjustments and derivative
settlements, net	7,740	6,874	2,740	10,468
Total other income	101,885	88,853	276,874	197,472

Operating expenses:
Salaries and benefits	37,810	44,739	116,216	142,131
Other operating expenses:
Cost to provide enrollment services	20,323	17,904	56,208	48,062
Depreciation and amortization	8,769	10,781	28,379	32,218
Professional and other services	6,584	10,185	20,382	25,409
Occupancy and communications	5,122	4,194	16,064	14,949
Trustee and other debt related fees	2,387	2,423	7,487	7,277
Postage and distribution	1,958	2,576	7,100	8,691
Advertising and marketing	1,936	1,712	5,632	5,706
Impairment expense	—	—	—	18,834
Other	7,773	9,155	25,121	27,151
Total other operating expenses	54,852	58,930	166,373	188,297

Total operating expenses	92,662	103,669	282,589	330,428

Income (loss) before income taxes	70,905	37,754	126,082	(1,523)
Income tax expense	(24,501)	(13,969)	(46,020)	(1,793)

Income (loss) from continuing operations	46,404	23,785	80,062	(3,316)
Income from discontinued operations, net of tax	—	—	—	981

Net income (loss)	$46,404	23,785	80,062	(2,335)

Earnings (loss) per share, basic and diluted:
Income (loss) from continuing operations	$0.93	0.48	1.60	(0.07)
Income from discontinued operations	—	—	—	0.02

Net income (loss)	$0.93	0.48	1.60	(0.05)

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except share data)
(unaudited)

	Preferred				Class A	Class B	Additional		Employee	Total
	stock	Common stock shares		Preferred	common	common	paid-in	Retained	notes	shareholders’
	shares	Class A	Class B	stock	stock	stock	capital	earnings	receivable	equity

Balance as of June 30, 2008	—	37,952,246	11,495,377	$—	380	115	99,854	485,739	(2,046)	584,042
Comprehensive income:
Net income	—	—	—	—	—	—	—	23,785	—	23,785
Total comprehensive income										23,785
Issuance of common stock, net of forfeitures	—	49,650	—	—	1	—	960	—	—	961
Compensation expense for stock based awards	—	—	—	—	—	—	1,045	—	—	1,045
Repurchase of common stock	—	(7,564)	—	—	(1)	—	(102)	—	—	(103)
Balance as of September 30, 2008	—	37,994,332	11,495,377	$—	380	115	101,757	509,524	(2,046)	609,730

Balance as of June 30, 2009	—	38,325,492	11,495,377	$—	383	115	107,959	574,179	(1,449)	681,187
Comprehensive income:
Net income	—	—	—	—	—	—	—	46,404	—	46,404
Total comprehensive income										46,404
Issuance of common stock, net of forfeitures	—	31,403	—	—	1	—	241	—	—	242
Compensation expense for stock based awards	—	—	—	—	—	—	349	—	—	349
Repurchase of common stock	—	(7,434)	—	—	(1)	—	(107)	—	—	(108)
Balance as of September 30, 2009	—	38,349,461	11,495,377	$—	383	115	108,442	620,583	(1,449)	728,074

Balance as of December 31, 2007	—	37,980,617	11,495,377	$—	380	115	96,185	515,317	(3,118)	608,879
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(2,335)	—	(2,335)
Total comprehensive income (loss)										(2,335)
Cash dividend on Class A and Class B
common stock - $0.07 per share	—	—	—	—	—	—	—	(3,458)	—	(3,458)
Issuance of common stock, net of forfeitures	—	83,337	—	—	1	—	2,033	—	—	2,034
Compensation expense for stock based awards	—	—	—	—	—	—	4,308	—	—	4,308
Repurchase of common stock	—	(69,622)	—	—	(1)	—	(769)	—	—	(770)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	1,072	1,072
Balance as of September 30, 2008	—	37,994,332	11,495,377	$—	380	115	101,757	509,524	(2,046)	609,730

Balance as of December 31, 2008	—	37,794,067	11,495,377	$—	378	115	103,762	540,521	(1,550)	643,226
Comprehensive income:
Net income	—	—	—	—	—	—	—	80,062	—	80,062
Total comprehensive income										80,062
Issuance of common stock, net of forfeitures	—	569,937	—	—	6	—	3,539	—	—	3,545
Compensation expense for stock based awards	—	—	—	—	—	—	1,310	—	—	1,310
Repurchase of common stock	—	(14,543)	—	—	(1)	—	(169)	—	—	(170)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	101	101
Balance as of September 30, 2009	—	38,349,461	11,495,377	$—	383	115	108,442	620,583	(1,449)	728,074

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2009	2008

Net income (loss)	$80,062	(2,335)
Income from discontinued operations	—	981
Income (loss) from continuing operations	80,062	(3,316)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization, including loan premiums and deferred origination costs	88,118	107,944
Provision for loan losses	23,000	18,000
Impairment expense	—	18,834
Derivative market value adjustment	(19,912)	72,399
Foreign currency transaction adjustment	55,979	(40,361)
Change in value of put options issued in business acquisitions	—	3,483
Proceeds to terminate and/or amend derivative instruments	3,820	15,403
Payments to terminate and/or amend derivative instruments	(11,710)	(3,679)
Gain from repurchase of bonds and notes payable	(19,185)	—
Originations and purchases of student loans-held for sale	(13,345)	—
(Gain) loss on sale of loans, net	(8,386)	47,426
Deferred income tax benefit	(30,654)	(23,979)
Other non-cash items	3,569	6,929
Decrease in accrued interest receivable	82,640	63,220
(Increase) decrease in accounts receivable	(7,180)	445
Decrease in other assets	9,976	13,928
Decrease in accrued interest payable	(56,717)	(37,334)
Increase (decrease) in other liabilities	34,575	(1,765)
Net cash flows from operating activities - continuing operations	214,650	257,577
Net cash flows from operating activities - discontinued operations	—	—
Net cash provided by operating activities	214,650	257,577

Cash flows from investing activities:
Originations, purchases, and consolidations of student loans, including loan premiums
and deferred origination costs	(2,104,234)	(2,368,229)
Purchases of student loans, including loan premiums, from a related party	(39,649)	(212,888)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	1,507,981	1,538,134
Proceeds from sale of student loans	550,176	1,267,826
Proceeds from sale of student loans to a related party	61,452	—
Purchases of property and equipment, net	(466)	(5,094)
Decrease (increase) in restricted cash and investments, net	198,636	(154,768)
Purchases of equity method investments	—	(2,988)
Business acquisition - contingent consideration	—	(18,000)
Net cash flows from investing activities - continuing operations	173,896	43,993
Net cash flows from investing activities - discontinued operations	—	—
Net cash provided by investing activities	173,896	43,993

Cash flows from financing activities:
Payments on bonds and notes payable	(3,978,507)	(5,328,782)
Proceeds from issuance of bonds and notes payable	3,761,543	5,225,548
(Payments) proceeds from issuance of notes payable due to a related party, net	(21,520)	32,790
Payments of debt issuance costs	(5,876)	(14,778)
Dividends paid	—	(3,458)
Proceeds from issuance of common stock	329	566
Repurchases of common stock	(170)	(770)
Payments received on employee stock notes receivable	101	575
Net cash flows used in financing activities - continuing operations	(244,100)	(88,309)
Net cash flows used in financing activities - discontinued operations	—	—
Net cash used in financing activities	(244,100)	(88,309)

Net increase in cash and cash equivalents	144,446	213,261

Cash and cash equivalents, beginning of period	189,847	111,746

Cash and cash equivalents, end of period	$334,293	325,007

Supplemental disclosures of cash flow information:
Interest paid	$380,543	814,469
Income taxes paid, net of refunds	$69,924	24,302

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1. Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2008 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain amounts from 2008 have been reclassified to conform to the current period presentation. Management has evaluated subsequent events, and the impact on the reported results and disclosures, through November 9, 2009, which is the date these financial statements were filed with the Securities and Exchange Commission (“SEC”).

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

The Company estimates that the charge to earnings associated with this restructuring plan will be fully recognized by December 31, 2010 and will total approximately $13.0 million, consisting of approximately $6.3 million in severance costs and approximately $6.7 million in contract terminations, of which $2.8 million and $3.2 million has been recognized in the second and third quarters of 2009, respectively, and $1.4 million is expected to be recognized in the fourth quarter of 2009. Selected information relating to the restructuring charge follows:

	Employee
	termination		Lease
	benefits		terminations		Total

Restructuring costs recognized during the
three month period ended June 30, 2009	$1,482	(a)	1,291	(b)	2,773

Cash payments	(672)		—		(672)

Restructuring accrual as of June 30, 2009	810		1,291		2,101

Restructuring costs recognized during the
three month period ended September 30, 2009	1,412	(a)	—		1,412

Adjustment from initial estimate of charges	—		1,786	(b)	1,786

Cash payments	(29)		(381)		(410)

Restructuring accrual as of September 30, 2009	$2,193		2,696		4,889

(a) Employee termination benefits are included in "salaries and benefits" in the consolidated statements of operations.
(b) Lease termination costs are included in "occupancy and communications" in the consolidated statements of operations.

Selected information relating to the restructuring charge by operating segment and Corporate Activity and Overhead follows:

		Restructuring costs
		recognized during	Adjustment
	Restructuring	the three month	from initial		Restructuring
	accrual as of	period ended	estimate	Cash	accrual as of
Operating segment	June 30, 2009	September 30, 2009	of charges	payments	September 30, 2009

Student Loan and Guaranty Servicing	$1,812	860	1,786	(410)	4,048

Tuition Payment Processing and
Campus Commerce	—	—	—	—	—

Enrollment Services	—	—	—	—	—

Software and Technical Services	149	292	—	—	441

Asset Generation and Management	—	—	—	—	—

Corporate Activity and Overhead	140	260	—	—	400

	$2,101	1,412	1,786	(410)	4,889

		Restructuring	Remaining
	Estimated	costs recognized	restructuring costs
	total restructuring	through	expected to be
Operating segment	costs	September 30, 2009	recognized

Student Loan and Guaranty Servicing	$10,131	4,644	5,487

Tuition Payment Processing and
Campus Commerce	—	—	—

Enrollment Services	—	—	—

Software and Technical Services	1,078	714	364

Asset Generation and Management	—	—	—

Corporate Activity and Overhead	1,763	613	1,150

	$12,972	5,971	7,001

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

Restructuring accrual as of December 31, 2008	$3,480

Cash payments	(228)

Restructuring accrual as of March 31, 2009	3,252

Cash payments	(228)

Adjustment from initial estimate of charges	515

Restructuring accrual as of June 30, 2009	3,539

Cash payments	(229)

Adjustment from initial estimate of charges	142

Restructuring accrual as of September 30, 2009	$3,452

3. Student Loans Receivable and Allowance for Loan Losses

Student loans consist of federally insured student loans, non-federally insured student loans, and student loan participations. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Amortized cost includes the unamortized premiums and capitalized origination costs and fees, all of which are amortized to interest income. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans the Company has the ability and intent to sell are classified as held for sale and are carried at the lower of cost or fair value. Loans which are held-for-sale do not have the associated premium and origination costs and fees amortized into interest income and there is also no related allowance for loan losses.

As of September 30, 2009, the Company had $1.6 billion of 2008-2009 academic year Federal Family Education Loan Program (“FFELP”) loans classified as held for sale. These loans were funded using the Department of Education’s Loan Participation Program (the “Participation Program”) and were sold to the Department of Education (the “Department”) under the Department’s Loan Purchase Commitment Program (the “Purchase Program”). Under the Purchase Program, the Department purchases loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Upon selling the $1.6 billion of loans held for sale, the Company recognized a gain in October 2009 of $26.9 million. During the third quarter of 2009, the Company sold $427.7 million (par value) of student loans under the Purchase Program and recognized a gain of $9.7 million.

The Company plans to continue to use the Participation Program to fund certain loans originated through the 2009-2010 academic year. Loans originated by the Company for the 2009-2010 academic year are classified as held for investment on the accompanying consolidated balance sheet.

Student loans receivable consisted of the following:

	As of		As of
	September 30, 2009		December 31, 2008
	Held-for-investment	Held-for-sale	Held-for-investment
Federally insured loans	$23,295,203	1,607,169	24,787,941
Non-federally insured loans	167,114	—	273,108
	23,462,317	1,607,169	25,061,049
Unamortized loan premiums and deferred origination costs	352,066	20,625	402,881
Allowance for loan losses – federally insured loans	(29,015)	—	(25,577)
Allowance for loan losses – non-federally insured loans	(21,105)	—	(25,345)
	$23,764,263	1,627,794	25,413,008

Allowance for federally insured loans - held-for-investment as a percentage of such loans	0.12%		0.10%
Allowance for non-federally insured loans as a percentage of such loans	12.63%		9.28%
Total allowance as a percentage of the ending balance of total loans (excluding loans held-for-sale)	0.21%		0.20%

The Company has provided for an allowance for loan losses related to its student loan portfolio. Activity in the allowance for loan losses is shown below:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Beginning balance	$50,000	47,909	50,922	45,592
Provision for loan losses	7,500	7,000	23,000	18,000
Loans charged off, net of recoveries	(4,380)	(5,839)	(13,482)	(13,772)
Sale of loans	(3,000)	—	(10,320)	(750)
Ending balance	$50,120	49,070	50,120	49,070

Loan Sales

The activity included in “gain (loss) on sale of loans, net” in the accompanying consolidated statements of operations is detailed below.
	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008

Department's Purchase Program (a)	$9,689	—	9,689	—
Private loan participations (b)	(695)	—	(695)	—
FFELP loan sales to related parties (c)	(206)	—	(608)	—
FFELP loan sales to third parties (d)	—	—	—	(47,426)

Gain (loss) on sale of loans, net	$8,788	—	8,386	(47,426)

(a)	During the three months ended September 30, 2009, the Company sold $427.7 million (par value) of student loans to the Department under the Purchase Program.

(b)
During the three and nine months ended September 30, 2009, the Company participated $30.5 million and $95.5 million, respectively, of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests when such loans become 60 or 90 days delinquent. The activity in the accrual account related to this repurchase obligation, which is included in “other liabilities” in the accompanying consolidated balance sheet, is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Beginning balance	$7,600	—	—	—
Transfer from allowance for loan losses	3,000	—	9,800	—
Reserve for repurchase of delinquent loans (a)	—	—	800	—
Ending balance	$10,600	—	10,600	—

(a) The reserve for repurchase of loans is included in "other" under other operating expenses in the accompanying consolidated statements of operations.

(c)
During the three and nine months ended September 30, 2009, the Company sold $21.4 million (par value) and $61.5 million (par value), respectively, of federally insured student loans to Union Bank & Trust Company (“Union Bank”), an entity under common control with the Company.

(d)
During March and April 2008, the Company sold $1.3 billion (par value) of federally insured student loans in order to reduce the amount of student loans remaining under the Company’s multi-year committed financing facility for FFELP loans, which contained certain equity support provisions (see note 4 for additional information related to the FFELP warehouse facilities).

4. Bonds and Notes Payable

The following tables summarize outstanding bonds and notes payable by type of instrument:

	As of September 30, 2009
	Carrying	Interest rate
	amount	range	Final maturity

Variable-rate bonds and notes (a):
Bonds and notes based on indices	$19,749,843	0.30% - 6.90%	11/25/13 - 06/25/41
Bonds and notes based on auction or remarketing	2,247,420	0.33% - 3.75%	11/01/09 - 07/01/43
Total variable-rate bonds and notes	21,997,263
Commercial paper - FFELP facility (b)	361,279	0.22% - 0.38%	08/03/12
Fixed-rate bonds and notes (a)	186,274	5.40% - 6.50%	11/01/09 - 05/01/29
Unsecured fixed rate debt	264,966	5.125% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	691,500	0.73% - 0.79%	05/08/12
Department of Education Participation	1,902,909	0.91%	10/15/09 and 09/30/10
Department of Education Conduit	1,155,351	0.37%	05/08/14
Other borrowings	26,551	0.26% - 5.10%	01/01/10 - 11/01/15
	$26,586,093

	As of December 31, 2008
	Carrying	Interest rate
	amount	range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,509,073	0.75% - 5.02%	09/25/13 - 06/25/41
Bonds and notes based on auction or remarketing	2,713,285	0.00% - 6.00%	11/01/09 - 07/01/43
Total variable-rate bonds and notes	23,222,358
Commercial paper - FFELP facility (b)	1,445,327	1.32% - 2.94%	05/09/10
Commercial paper - private loan facility (b)	95,020	2.49%	03/14/09
Fixed-rate bonds and notes (a)	202,096	5.30% - 6.68%	11/01/09 - 05/01/29
Unsecured fixed rate debt	475,000	5.125% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	691,500	0.98% - 2.41%	05/08/12
Department of Education Participation	622,170	3.37%	09/30/09
Other borrowings	34,488	1.25% - 5.47%	05/22/09 - 11/01/15
	$26,787,959

(a)	Issued in asset-backed securitizations
(b)	Loan warehouse facilities

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

Historically, the Company funded new loan originations using loan warehouse facilities and asset-backed securitizations. Student loan warehousing has historically allowed the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. In July 2008, the Company did not renew its liquidity provisions on its FFELP warehouse facility. Accordingly, the facility became a term facility and no new loan originations could be funded with this facility. In August 2008, the Company began funding FFELP Stafford and PLUS student loan originations for the 2008-2009 and 2009-2010 academic years pursuant to the Department’s Participation Program and a participation agreement with Union Bank.

Loan warehouse facilities

Student loan warehousing has historically allowed the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. To support its funding needs on a short-term basis, the Company historically relied upon a multi-year committed facility for FFELP loans.

FFELP Warehouse Facility

On August 3, 2009, the Company entered into a FFELP warehouse facility (the “2009 FFELP Warehouse Facility”). The 2009 FFELP Warehouse Facility has a maximum financing amount of $500.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which expire on August 2, 2010. The final maturity date of the facility is August 3, 2012. In the event the Company is unable to renew the liquidity provisions by August 2, 2010, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by August 3, 2012.

The 2009 FFELP Warehouse Facility provides for formula based advance rates depending on FFELP loan type, up to a maximum of 92 percent to 98 percent of the principle and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility. Unlike the Company’s prior FFELP warehouse facility, the new facility does not require the Company to refinance or remove a percentage of the pledged student loan collateral on an annual basis. As of September 30, 2009, $361.3 million was outstanding under this facility and $138.7 million was available for future use.

The Company’s prior FFELP warehouse facility was supported by 364-day liquidity which was up for renewal on May 9, 2008. The Company obtained an extension on this renewal until July 31, 2008. On July 31, 2008, the Company did not renew the liquidity provisions of this facility. Accordingly, as of July 31, 2008, the facility became a term facility with a final maturity date of May 9, 2010. The terms and conditions of the prior FFELP warehouse facility provided for formula-based advance rates based on market conditions. As of December 31, 2008, the Company had $1.6 billion of student loans in the facility, $1.4 billion borrowed under the facility, and $280.6 million in cash posted as equity funding support for this facility. During 2009, the Company refinanced the student loans in this facility which allowed the Company to withdraw all remaining equity funding support from the facility. The Company refinanced these loans using the following facilities:

•	In March 2009, the Company completed a privately placed asset-backed securitization of $294.6 million.

•	In June 2009, the Company accessed the Department’s Conduit Program (as further discussed below).

•	In August 2009, the Company refinanced all remaining loans using the 2009 FFELP Warehouse Facility and terminated the prior FFELP facility.

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

On October 22, 2009, the Company completed an asset-backed securities transaction of $434.0 million. The Company used the proceeds from the sale of these notes and additional funds of $17.3 million to purchase principal and interest on student loans, which were previously financed in other asset-backed securitizations and the 2009 FFELP Warehouse Facility. As of November 6, 2009 $179.1 million was outstanding under the 2009 FFELP Warehouse Facility and $320.9 million was available for future use.

Department of Education’s Loan Participation and Purchase Commitment Programs

In August 2008, the Department implemented the Purchase Program and the Participation Program pursuant to the Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”). Under the Department’s Purchase Program, the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Under the Participation Program, the Department provides interim short term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program for the 2008-2009 academic year had to be either refinanced by the lender or sold to the Department pursuant to the Purchase Program prior to October 15, 2009. To be eligible for purchase or participation under the Department’s programs, loans were originally limited to FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, with eligible borrower benefits.

On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the extension of the Participation Program and Purchase Program from October 15, 2009 to September 30, 2010. The Department indicated that loans for the 2008-2009 academic year which are funded under the Department's Participation Program will need to be refinanced or sold to the Department prior to October 15, 2009. On November 8, 2008, the Department announced the replication of the terms of the Participation and Purchase Programs, in accordance with the October 7, 2008 legislation, which includes FFELP student loans made for the 2009-2010 academic year.

As of September 30, 2009, the Company had $1.9 billion of FFELP loans funded using the Participation Program, of which $1.6 billion are 2008-2009 academic year loans and are classified as held for sale on the Company’s consolidated balance sheet. These loans were sold to the Department under its Purchase Program in October 2009. The Company plans to continue to use the Participation Program to fund certain loans through the 2009-2010 academic year.

Department of Education’s Conduit Program

In January 2009, the Department published summary terms for its program under which it will finance eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”). Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. The Conduit Program was launched on May 11, 2009. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances are contributed by the Company. The Conduit Program has a term of five years and expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of (i) notes backed by FFELP loans, (ii) the Liquidity Agreement with the Federal Financing Bank, and (iii) the Put Agreement provided by the Department. If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank. The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the Conduit Program will be sold to the Department through the Put Agreement at a price of 97 percent of the face amount of the loans. As of September 30, 2009, the Company had $1.2 billion borrowed under the facility.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day term upon termination of the participation certificate. As of September 30, 2009 and December 31, 2008, $681.9 million and $548.4 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

Unsecured Line of Credit

The Company has a $750.0 million unsecured line of credit that terminates in May 2012. As of September 30, 2009, there was $691.5 million outstanding on this line. The weighted average interest rate on this line of credit was 0.77% as of September 30, 2009. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary. The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank (“Lehman”), a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect that Lehman will fund future borrowing requests. As of September 30, 2009, excluding Lehman’s lending commitment, the Company has $51.2 million available for future use under its unsecured line of credit.

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

As of September 30, 2009, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

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

Debt Repurchases

During 2009, the Company repurchased outstanding debt as summarized below. There were no debt repurchases in 2008. Any gains (losses) recorded by the Company from the repurchase of debt are included in “other income” on the Company’s consolidated statements of operations.

	5.125% Senior Notes due 2010			Junior Subordinated Hybrid Securities			Asset-backed securities
	Notional	Purchase	Gain	Notional	Purchase	Gain	Notional	Purchase	Gain
	amount	price	(loss)	amount	price	(loss)	amount	price	(loss)
Three months ended:
March 31, 2009	$34,866	26,791	8,075	—	—	—	—	—	—
June 30, 2009	35,520	31,080	4,440	1,750	350	1,400	1,100	1,078	22
September 30, 2009	137,898	138,505	(607)	—	—	—	44,950	39,095	5,855

Nine months ended September 30, 2009	208,284	196,376	11,908	1,750	350	1,400	46,050	40,173	5,877

Subsequent to September 30, 2009
through November 9, 2009	—	—	—	—	—	—	140,200	126,159	14,041

Total debt repurchased	$208,284	196,376	11,908	1,750	350	1,400	186,250	166,332	19,918

Balance as of September 30, 2009	$66,716			$198,250

5.	Derivative Financial Instruments

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

The Company issues asset-backed securities, the vast majority being variable rate, to fund its student loan assets. The variable rate debt is generally indexed to 3-month LIBOR, set by auction, or through a remarketing process. The income generated by the Company’s student loan assets is generally driven by short term indices (treasury bills, commercial paper, and certain fixed rates) that are different from those which affect the Company’s liabilities (generally LIBOR), which creates basis risk. Moreover, the Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as every quarter, and the timing of the interest rate resets on its assets, which generally occurs daily. In a declining interest rate environment, this may cause the Company’s student loan spread to compress, while in a rising rate environment, it may cause the spread to increase. As of September 30, 2009, the Company had approximately $23.8 billion of FFELP loans indexed to three-month financial commercial paper rate and $19.7 billion of debt indexed to LIBOR.

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

The following table summarizes the Company’s basis swaps outstanding as of September 30, 2009 and December 31, 2008 used by the Company to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities.

	As of September 30, 2009
	Notional Amount
Maturity	Average/Discrete Basis Swaps	1/3 Basis Swaps

2010	$—	1,000,000
2011 (a)	6,000,000	—
2013	—	500,000
2014	—	500,000
2018	—	1,300,000
2019	—	500,000
2021	—	250,000
2023	—	1,250,000
2024	—	250,000
2028	—	100,000
2039	—	150,000

	$6,000,000	5,800,000

(a) Certain of these derivatives have forward effective start dates of January 2010 ($1.5 billion), February 2010 ($1.5 billion), and March 2010 ($1.5 billion).

	As of December 31, 2008
	Notional amount
Maturity	Average/Discrete Basis Swaps	1/3 Basis Swaps

2010	$4,500,000	—
2011	2,700,000	—
2012	2,400,000	—
2018	—	1,300,000
2023	—	1,250,000
2028	—	100,000

	$9,600,000	2,650,000

During the three and nine months ended September 30, 2009, the Company terminated and/or amended certain Average/Discrete Basis Swap agreements for net receipts of $2.4 million and net payments of $7.9 million, respectively.

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

As of September 30, 2009, the Company held the following interest rate derivatives to hedge fixed-rate student loan assets earning fixed rate floor income.

	As of September 30, 2009
		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2010	$1,000,000	0.76%

(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.

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

For the three and nine months ended September 30, 2009, the Company recorded an expense of $39.4 million and $56.0 million, respectively, as a result of re-measurement of the Euro Notes, and income of $44.8 million and $28.9 million, respectively, for the change in the fair value of the related derivative instruments. For the three and nine months ended September 30, 2008, the Company recorded income of $128.9 million and $40.4 million, respectively, as a result of re-measurement of the Euro Notes, and an expense of $129.0 million and $37.3 million, respectively, for the change in the fair value of the related derivative instruments.

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

Accounting for Derivative Financial Instruments

The Company records every derivative instrument on the balance sheet as either an asset or liability measured at its fair value. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting. As a result, the change in fair value of the Company’s derivatives at each reporting date are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of operations. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company.

Any proceeds received or payments made by the Company to terminate a derivative in advance of its expiration date, or to amend the terms of an existing derivative, are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of operations and are accounted for as a change in fair value on such derivative.

The following table summarizes the fair value of the Company’s derivatives not designated as hedging instruments:

	Asset derivatives		Liability derivatives
	Fair value as of	Fair value as of	Fair value as of	Fair value as of
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008

Interest Rate swaps	$—	—	(1,812)	—
Average/discrete basis swaps	—	2,817	(6,660)	(1,800)
1/3 basis swaps	13,966	5,037	(8)	(15)
Cross-currency interest rate swaps	196,191	167,320	—	—
Other	—	—	(518)	—

Total	$210,157	175,174	(8,998)	(1,815)
The following table summarizes the effect of derivative instruments in the consolidated statements of operations. All gains and losses recognized in income related to the Company’s derivative activity are included in “Derivative market value, foreign currency, and put option adjustments and derivative settlements, net”, on the consolidated statements of operations.

Derivatives not designated	Amount of gain (or loss)		Amount of gain (or loss)
as hedging instruments	recognized on derivatives		recognized on derivatives
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Settlements:
Interest rate swaps	$(436)	(3,175)	$(447)	(14,194)
Average/discrete basis swaps	646	(3,999)	11,707	40,711
1/3 basis swaps	3,071	—	20,473	894
Cross-currency interest rate swaps	1,633	7,963	7,074	18,578
Other	—	—	—	—
Total settlements	4,914	789	38,807	45,989

Change in fair value:
Interest rate swaps	(2,822)	(1,335)	(1,811)	2,763
Average/discrete basis swaps	1,864	10,390	(16,813)	(40,948)
1/3 basis swaps	(1,115)	—	8,751	2,568
Cross-currency interest rate swaps	44,773	(128,951)	28,871	(37,283)
Other	(518)	35	914	501
Total change in fair value	42,182	(119,861)	19,912	(72,399)

Total impact to statements of operations	$47,096	(119,072)	$58,719	(26,410)

Derivative Instruments - Credit and Market Risk

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

When the fair value of a derivative contract is positive, this generally indicates that the counterparty would owe the Company if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by the Company. As of September 30, 2009, the Company held approximately $308 million of collateral from the counterparty on the cross-currency interest rate swaps.

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

6. Derivative Market Value, Foreign Currency, and Put Option Adjustments and Derivative Settlements, net

The following table summarizes the components of “Derivative market value, foreign currency, and put option adjustments and derivative settlements, net” included in the consolidated statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Change in fair value of derivatives	$42,182	(119,861)	19,912	(72,399)
Foreign currency transaction adjustment	(39,356)	128,891	(55,979)	40,361
Change in fair value of put options
issued in business acquisitions	—	(2,945)	—	(3,483)
Derivative settlements, net	4,914	789	38,807	45,989

Derivative market value, foreign currency,
and put option adjustments and
derivative settlements, net	$7,740	6,874	2,740	10,468

7. Segment Reporting

The Company has five operating segments as follows: Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services, Software and Technical Services, and Asset Generation and Management. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. The accounting policies of the Company’s operating segments are the same as those described in the summary of significant accounting policies. Intersegment revenues are charged by a segment to another segment that provides the product or service. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

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

Fee Generating Operating Segments

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

In June 2009, the Department of Education named the Company as one of four private sector companies awarded a servicing contract to service all federally-owned student loans, including FFELP loans purchased by the Department pursuant to ECASLA. Beginning in August 2010, the contract will also cover the servicing on new loans originated under the Direct Loan Program. Servicing volume will initially be allocated by the Department to servicers awarded a contract, however, performance factors such as customer satisfaction levels and default rates will determine volume allocations over time. The contract spans five years with one, five-year renewal option. Servicing loans under this contract will increase revenue earned by this segment. However, operating margins under this contract are expected to be lower than historical levels achieved.

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

Enrollment Services

The Enrollment Services segment offers products and services that are focused on helping students plan and prepare for life after high school (content management and publishing and editing services) and helping colleges recruit and retain students (lead generation and recruitment services). Content management products and services include online courses and related services. Publishing and editing services include test preparation study guides and essay and resume editing services. Lead generation products and services include vendor lead management services and admissions lead generation. Recruitment services include pay per click marketing management, email marketing, list marketing services, and admissions consulting.

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

Segment Results and Reconciliations to GAAP

	Three months ended September 30, 2009
	Fee-Based
	Student	Tuition							"Base net
	Loan	Payment		Software		Asset	Corporate		income"
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$23	16	—	—	39	144,310	1,191	(342)	—	145,198
Interest expense	—	—	—	—	—	69,914	6,444	(342)	—	76,016
Net interest income (loss)	23	16	—	—	39	74,396	(5,253)	—	—	69,182

Less provision for loan losses	—	—	—	—	—	7,500	—	—	—	7,500
Net interest income (loss) after provision for loan losses	23	16	—	—	39	66,896	(5,253)	—	—	61,682

Other income (expense):
Loan and guaranty servicing revenue	26,387	—	—	—	26,387	—	(381)	—	—	26,006
Tuition payment processing and campus commerce revenue	—	12,987	—	—	12,987	—	—	—	—	12,987
Enrollment services revenue	—	—	30,670	—	30,670	—	—	—	—	30,670
Software services revenue	966	—	—	3,634	4,600	—	—	—	—	4,600
Other income	137	—	—	—	137	9,959	998	—	—	11,094
Gain (loss) on sale of loans, net	—	—	—	—	—	8,788	—	—	—	8,788
Intersegment revenue	21,525	62	139	3,793	25,519	—	8,355	(33,874)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	2,826	2,826
Derivative settlements, net	—	—	—	—	—	4,914	—	—	—	4,914
Total other income (expense)	49,015	13,049	30,809	7,427	100,300	23,661	8,972	(33,874)	2,826	101,885

Operating expenses:
Salaries and benefits	12,468	6,399	5,337	5,756	29,960	1,693	5,919	238	—	37,810
Restructure expense- severance and contract terminination costs	2,646	—	—	292	2,938	—	402	(3,340)	—	—
Impairment expense	—	—	—	—	—	—	—	—	—	—
Cost to provide enrollment services	—	—	20,323	—	20,323	—	—	—	—	20,323
Other expenses	7,613	2,265	3,266	776	13,920	4,801	8,567	1,929	5,312	34,529
Intersegment expenses	9,398	670	550	786	11,404	20,764	533	(32,701)	—	—
Total operating expenses	32,125	9,334	29,476	7,610	78,545	27,258	15,421	(33,874)	5,312	92,662

Income (loss) before income taxes	16,913	3,731	1,333	(183)	21,794	63,299	(11,702)	—	(2,486)	70,905
Income tax (expense) benefit (a)	(6,427)	(1,418)	(507)	70	(8,282)	(24,054)	6,976	—	859	(24,501)
Net income (loss) from continuing operations	10,486	2,313	826	(113)	13,512	39,245	(4,726)	—	(1,627)	46,404
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	—	—
Net income (loss)	$10,486	2,313	826	(113)	13,512	39,245	(4,726)	—	(1,627)	46,404

(a) Income taxes are applied based on 38% of income (loss) before income taxes for the individual operating segments.

	Three months ended September 30, 2008
	Fee-Based
		Tuition
	Student	Payment							"Base net
	Loan	Processing		Software		Asset	Corporate		income"
	and	and		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations
Total interest income	$304	396	6	—	706	290,039	2,010	(749)	1,580	293,586
Interest expense	—	—	1	—	1	224,272	10,492	(749)	—	234,016
Net interest income (loss)	304	396	5	—	705	65,767	(8,482)	—	1,580	59,570

Less provision for loan losses	—	—	—	—	—	7,000	—	—	—	7,000
Net interest income (loss) after
provision for loan losses	304	396	5	—	705	58,767	(8,482)	—	1,580	52,570

Other income (expense):
Loan and guaranty servicing revenue	29,827	—	—	—	29,827	(136)	—	—	—	29,691
Tuition payment processing and campus commerce revenue	—	11,863	—	—	11,863	—	—	—	—	11,863
Enrollment services revenue	—	—	29,858	—	29,858	—	—	—	—	29,858
Software services revenue	942	—	—	4,217	5,159	—	—	—	—	5,159
Other income	6	—	—	—	6	4,079	1,323	—	—	5,408
Intercompany revenue	18,402	58	2	1,660	20,122	—	15,671	(35,793)	—	—
Derivative market value, foreign
currency, and put option adjustments	—	—	—	—	—	—	—	—	6,085	6,085
Derivative settlements, net	—	—	—	—	—	789	—	—	—	789
Total other income (expense)	49,177	11,921	29,860	5,877	96,835	4,732	16,994	(35,793)	6,085	88,853

Operating expenses:
Salaries and benefits	13,876	6,236	5,805	4,138	30,055	1,980	14,179	(1,952)	477	44,739
Restructure expense- severance and
contract terminination costs	—	—	—	—	—	—	—	—	—	—
Impairment expense	—	—	—	—	—	—	—	—	—	—
Cost to provide enrollment services	—	—	17,904	—	17,904	—	—	—	—	17,904
Other expenses	10,632	2,132	2,512	568	15,844	5,354	13,477	(247)	6,598	41,026
Intersegment expenses	11,940	288	1,509	826	14,563	18,200	831	(33,594)	—	—
Total operating expenses	36,448	8,656	27,730	5,532	78,366	25,534	28,487	(35,793)	7,075	103,669

Income (loss) before income taxes	13,033	3,661	2,135	345	19,174	37,965	(19,975)	—	590	37,754
Income tax (expense) benefit (a)	(4,823)	(1,354)	(790)	(128)	(7,095)	(14,047)	7,391	—	(218)	(13,969)
Net income (loss) from continuing operations	8,210	2,307	1,345	217	12,079	23,918	(12,584)	—	372	23,785
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	—	—
Net income (loss)	$8,210	2,307	1,345	217	12,079	23,918	(12,584)	—	372	23,785

(a) Income taxes are applied based on the consolidated effective tax rate to income (loss) before income taxes.

	Nine months ended September 30, 2009
	Fee-Based
		Tuition
	Student	Payment							"Base net
	Loan	Processing		Software		Asset	Corporate		income"
	and	and		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$102	57	—	—	159	473,130	3,930	(1,324)	7,502	483,397
Interest expense	—	—	—	—	—	306,846	23,078	(1,324)	—	328,600
Net interest income (loss)	102	57	—	—	159	166,284	(19,148)	—	7,502	154,797

Less provision for loan losses	—	—	—	—	—	23,000	—	—	—	23,000
Net interest income (loss) after provision for loan losses	102	57	—	—	159	143,284	(19,148)	—	7,502	131,797

Other income (expense):
Loan and guaranty servicing revenue	82,424	—	—	—	82,424	—	(1,144)	—	—	81,280
Tuition payment processing and campus commerce revenue	—	40,373	—	—	40,373	—	—	—	—	40,373
Enrollment services revenue	—	—	88,188	—	88,188	—	—	—	—	88,188
Software services revenue	2,766	—	—	13,658	16,424	—	—	—	—	16,424
Other income	498	—	—	—	498	18,851	20,134	—	—	39,483
Gain (loss) on sale of loans, net	—	—	—	—	—	8,386	—	—	—	8,386
Intersegment revenue	62,291	172	416	10,813	73,692	—	25,739	(99,431)	—	—
Derivative market value, foreign currency,
and put option adjustments	—	—	—	—	—	—	—	—	(36,067)	(36,067)
Derivative settlements, net	—	—	—	—	—	38,807	—	—	—	38,807
Total other income (expense)	147,979	40,545	88,604	24,471	301,599	66,044	44,729	(99,431)	(36,067)	276,874

Operating expenses:
Salaries and benefits	40,527	19,346	17,295	16,656	93,824	5,203	18,420	(1,390)	159	116,216
Restructure expense- severance and contract
termination costs	5,159	—	—	714	5,873	—	755	(6,628)	—	—
Impairment expense	—	—	—	—	—	—	—	—	—	—
Cost to provide enrollment services	—	—	56,208	—	56,208	—	—	—	—	56,208
Other expenses	27,350	7,012	9,602	2,292	46,256	15,635	27,287	3,736	17,251	110,165
Intersegment expenses	28,352	1,962	1,604	2,195	34,113	59,372	1,664	(95,149)	—	—
Total operating expenses	101,388	28,320	84,709	21,857	236,274	80,210	48,126	(99,431)	17,410	282,589

Income (loss) before income taxes	46,693	12,282	3,895	2,614	65,484	129,118	(22,545)	—	(45,975)	126,082
Income tax (expense) benefit (a)	(17,744)	(4,667)	(1,480)	(994)	(24,885)	(49,066)	11,150	—	16,781	(46,020)
Net income (loss) from continuing operations	28,949	7,615	2,415	1,620	40,599	80,052	(11,395)	—	(29,194)	80,062
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	—	—
Net income (loss)	$28,949	7,615	2,415	1,620	40,599	80,052	(11,395)	—	(29,194)	80,062

(a) Income taxes are applied based on 38% of income (loss) before income taxes for the individual operating segments.

	Nine months ended September 30, 2008
	Fee-Based
		Tuition
	Student	Payment							"Base net
	Loan	Processing		Software		Asset	Corporate		income"
	and	and		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$1,160	1,471	16	—	2,647	892,690	4,781	(1,389)	42,325	941,054
Interest expense	—	—	3	—	3	762,689	30,318	(1,389)	—	791,621
Net interest income (loss)	1,160	1,471	13	—	2,644	130,001	(25,537)	—	42,325	149,433

Less provision for loan losses	—	—	—	—	—	18,000	—	—	—	18,000
Net interest income (loss) after provision
for loan losses	1,160	1,471	13	—	2,644	112,001	(25,537)	—	42,325	131,433

Other income (expense):
Loan and guaranty servicing revenue	78,147	—	—	—	78,147	26	—	—	—	78,173
Tuition payment processing and campus commerce revenue	—	35,980	—	—	35,980	—	—	—	—	35,980
Enrollment services revenue	—	—	83,148	—	83,148	—	—	—	—	83,148
Software services revenue	3,477	—	37	15,828	19,342	—	—	—	—	19,342
Other income	44	—	—	—	44	13,787	3,956	—	—	17,787
Gain (loss) on sale of loans, net	—	—	—	—	—	(47,426)	—	—	—	(47,426)
Intersegment revenue	57,008	242	2	4,993	62,245	—	46,843	(109,088)	—	—
Derivative market value, foreign currency,
and put option adjustments	—	—	—	—	—	466	—	—	(35,987)	(35,521)
Derivative settlements, net	—	—	—	—	—	55,954	—	—	(9,965)	45,989
Total other income (expense)	138,676	36,222	83,187	20,821	278,906	22,807	50,799	(109,088)	(45,952)	197,472

Operating expenses:
Salaries and benefits	40,365	17,450	18,701	14,031	90,547	6,157	41,581	1,323	2,523	142,131
Restructure expense- severence and
contract terminination costs	747	—	282	487	1,516	1,845	3,746	(7,107)	—	—
Impairment expense	5,074	—	—	—	5,074	9,351	4,409	—	—	18,834
Cost to provide enrollment services	—	—	48,062	—	48,062	—	—	—	—	48,062
Other expenses	27,130	6,743	7,801	1,901	43,575	15,793	42,263	51	19,719	121,401
Intersegment expenses	35,040	1,045	4,936	1,562	42,583	57,754	3,018	(103,355)	—	—
Total operating expenses	108,356	25,238	79,782	17,981	231,357	90,900	95,017	(109,088)	22,242	330,428

Income (loss) before income taxes	31,480	12,455	3,418	2,840	50,193	43,908	(69,755)	—	(25,869)	(1,523)
Income tax (expense) benefit (a)	(10,542)	(4,081)	(1,187)	(902)	(16,712)	(15,889)	22,824	—	7,984	(1,793)
Net income (loss) from continuing operations	20,938	8,374	2,231	1,938	33,481	28,019	(46,931)	—	(17,885)	(3,316)
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	981	981
Net income (loss)	$20,938	8,374	2,231	1,938	33,481	28,019	(46,931)	—	(16,904)	(2,335)

(a) Income taxes are applied based on the consolidated effective tax rate to income (loss) before income taxes.

Corporate Activity and Overhead in the previous tables primarily includes the following items:

•	Income earned on certain investment activities
•	Interest expense incurred on unsecured debt transactions
•	Other products and service offerings that are not considered operating segments
•	Certain corporate activities and unallocated overhead functions related to executive management, human resources, accounting and finance, legal, marketing, and corporate technology support

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

	Student	Tuition
	Loan	Payment		Software	Asset	Corporate
	and	Processing		and	Generation	Activity
	Guaranty	and Campus	Enrollment	Technical	and	and
	Servicing	Commerce	Services	Services	Management	Overhead	Total

	Three months ended September 30, 2009

Derivative market value, foreign currency, and
put option adjustments (1)	$—	—	—	—	(2,826)	—	(2,826)
Amortization of intangible assets (2)	1,078	1,842	2,251	141	—	—	5,312
Compensation related to business combinations (3)	—	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	—	—	—
Income from discontinued operations, net of tax (5)	—	—	—	—	—	—	—
Net tax effect (6)	(410)	(700)	(855)	(54)	1,074	86	(859)

Total adjustments to GAAP	$668	1,142	1,396	87	(1,752)	86	1,627

	Three months ended September 30, 2008

Derivative market value, foreign currency, and
put option adjustments (1)	$—	—	—	—	(9,030)	2,945	(6,085)
Amortization of intangible assets (2)	1,165	1,889	3,258	286	—	—	6,598
Compensation related to business combinations (3)	—	—	—	—	—	477	477
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(1,580)	—	(1,580)
Income from discontinued operations, net of tax (5)	—	—	—	—	—	—	—
Net tax effect (6)	(432)	(699)	(1,205)	(106)	3,926	(1,266)	218

Total adjustments to GAAP	$733	1,190	2,053	180	(6,684)	2,156	(372)

	Nine months ended September 30, 2009

Derivative market value, foreign currency, and
put option adjustments (1)	$—	—	—	—	37,499	(1,432)	36,067
Amortization of intangible assets (2)	3,236	5,598	7,994	423	—	—	17,251
Compensation related to business combinations (3)	—	—	—	—	—	159	159
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(7,502)	—	(7,502)
Income from discontinued operations, net of tax (5)	—	—	—	—	—	—	—
Net tax effect (6)	(1,230)	(2,127)	(3,037)	(161)	(11,399)	1,173	(16,781)

Total adjustments to GAAP	$2,006	3,471	4,957	262	18,598	(100)	29,194

	Nine months ended September 30, 2008

Derivative market value, foreign currency, and
put option adjustments (1)	$—	—	—	—	32,504	3,483	35,987
Amortization of intangible assets (2)	3,586	5,937	9,193	858	145	—	19,719
Compensation related to business combinations (3)	—	—	—	—	—	2,523	2,523
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(32,360)	—	(32,360)
Income from discontinued operations, net of tax (5)	(981)	—	—	—	—	—	(981)
Net tax effect (6)	(1,182)	(1,954)	(3,045)	(284)	548	(2,067)	(7,984)

Total adjustments to GAAP	$1,423	3,983	6,148	574	837	3,939	16,904

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

Prior to October 1, 2008, variable rate floor income was calculated by the Company on a statutory maximum basis. However, as a result of the disruption in the capital markets beginning in August 2007, the full benefit of variable rate floor income calculated on a statutory maximum basis has not been realized by the Company due to the widening of the spread between short term interest rate indices and the Company’s actual cost of funds. As a result of the ongoing volatility of interest rates, effective October 1, 2008, the Company changed its calculation of variable rate floor income to better reflect the economic benefit received by the Company. The economic benefit received by the Company related to variable rate floor income was $0.1 million for the three months ended September 30, 2008 and $7.5 million and $25.7 million for the nine months ended September 30, 2009 and 2008, respectively. There was no economic benefit received by the Company related to variable rate floor income for the three months ended September 30, 2009. Variable rate floor income calculated on a statutory maximum basis was $0.1 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively, and $23.9 million and $42.3 million for the nine months ended September 30, 2009 and 2008, respectively. Beginning October 1, 2008, the economic benefit received by the Company has been used to determine base net income.

The Company has used derivative instruments to hedge variable rate floor income during certain periods. During the nine months ended September 30, 2008, the Company made payments (settlements) of $10.0 million on such derivatives. These settlements are netted with variable-rate floor income and are excluded from “base net income.”

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

Intangible assets consist of the following:
	Weighted
	average
	remaining
	useful life as of	As of	As of
	September 30,	September 30,	December 31,
	2009 (months)	2009	2008
Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $36,557
and $29,737, respectively)	98	$43,803	50,623
Trade names (net of accumulated amortization of $8,265 and
$5,478, respectively)	35	8,794	11,581
Covenants not to compete (net of accumulated amortization of
$19,041 and $14,887, respectively)	11	4,581	8,735
Database and content (net of accumulated amortization of $7,137
and $5,447, respectively)	14	2,343	4,033
Computer software (net of accumulated amortization of $8,880
and $7,441, respectively)	14	122	1,561
Student lists (net of accumulated amortization of $8,197 and
$7,855, respectively)	—	—	342
Other (net of accumulated amortization of $114 and $95, respectively)	77	160	179

Total - amortizable intangible assets	79	$59,803	77,054

The Company recorded amortization expense on its intangible assets of $5.3 million and $6.6 million for the three months ended September 30, 2009 and 2008, respectively, and $17.3 million and $19.7 million for the nine months ended September 30, 2009 and 2008, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of September 30, 2009, the Company estimates it will record amortization expense as follows:

2009	$5,067
2010	15,985
2011	10,031
2012	9,029
2013	6,168
2014 and thereafter	13,523
$59,803

The following table summarizes the Company’s allocation of goodwill by operating segment as of September 30, 2009 and December 31, 2008:

Tuition Payment Processing and Campus Commerce	$58,086
Enrollment Services	66,613
Software and Technical Services	8,596
Asset Generation and Management	41,883
$175,178

On February 26, 2009, the President introduced a fiscal year 2010 Federal budget proposal calling for the elimination of the FFEL Program and a recommendation that all new student loan originations be funded through the Direct Loan Program. See note 14 for additional information on legislative developments. Elimination of the FFEL Program would impact the Company’s operations and profitability by, among other things, reducing the Company’s interest revenues as a result of the inability to add new FFELP loans to the Company’s portfolio and reducing guarantee and third-party FFELP servicing fees as a result of reduced FFELP loan servicing and origination volume. Additionally, the elimination of the FFEL Program could reduce education loan software sales and related consulting fees received from lenders using the Company’s software products and services and certain other products and services included in the Company’s Enrollment Services operating segment. The fair value and/or ability to recover the Company’s goodwill, intangible assets, and other long-lived assets related to these activities could be adversely affected if the FFEL Program is eliminated.

9. Fair Value of Financial Instruments

On January 1, 2008, the Company expanded disclosures about fair value measurements on financial assets and liabilities based upon the framework for measuring fair value defined in authoritative guidance. Effective January 1, 2009, the Company expanded disclosures about fair value measurements on certain nonfinancial assets and nonfinancial liabilities, which are recorded at fair value only upon impairment.

Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. The Company determines fair value using valuation techniques which are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

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

	As of September 30, 2009
	Level 1	Level 2	Total
Assets:
Cash and cash equivalents (a)	$334,293	—	334,293
Restricted cash (a)	355,388	—	355,388
Restricted cash - due to customers (a)	50,783	—	50,783
Restricted investments (a)	—	443,248	443,248
Other assets (b)	4,218	5,369	9,587
Fair value of derivative instruments (c)	—	210,157	210,157
Total Assets	$744,682	658,774	1,403,456

Liabilities:
Fair value of derivative instruments (c)	$—	8,998	8,998
Total Liabilities	$—	8,998	8,998

	As of December 31, 2008
	Level 1	Level 2	Total
Assets:
Cash and cash equivalents (a)	$189,847	—	189,847
Restricted cash (a)	387,404	—	387,404
Restricted cash - due to customers (a)	160,985	—	160,985
Restricted investments (a)	—	609,868	609,868
Other assets (b)	4,941	3,876	8,817
Fair value of derivative instruments (c)	—	175,174	175,174
Total Assets	$743,177	788,918	1,532,095

Liabilities:
Fair value of derivative instruments (c)	$—	1,815	1,815
Total Liabilities	$—	1,815	1,815

(a)
The carrying amount for cash and cash equivalents, restricted cash, restricted cash – due to customers, and restricted investments approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.

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

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheet:

	As of		As of
	September 30, 2009		December 31, 2008
	Fair value	Carrying value	Fair value	Carrying value
Financial assets:
Student loans receivable	$24,121,630	23,764,263	25,743,732	25,413,008
Student loans receivable - held for sale	1,654,701	1,627,794	—	—
Cash and cash equivalents	334,293	334,293	189,847	189,847
Restricted cash	355,388	355,388	387,404	387,404
Restricted cash – due to customers	50,783	50,783	160,985	160,985
Restricted investments	443,248	443,248	609,868	609,868
Accrued interest receivable	389,238	389,238	471,878	471,878
Other assets	9,587	9,587	8,817	8,817
Derivative instruments	210,157	210,157	175,174	175,174

Financial liabilities:
Bonds and notes payable	26,529,388	26,586,093	26,512,082	26,787,959
Accrued interest payable	24,859	24,859	81,576	81,576
Due to customers	50,783	50,783	160,985	160,985
Derivative instruments	8,998	8,998	1,815	1,815

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

Accrued Interest Receivable/Payable and Due to Customers

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

10. Shareholders’ Equity

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

Dividends

In the first quarter of 2007, the Company began paying dividends of $0.07 per share on the Company's Class A and Class B Common Stock which were paid quarterly through the first quarter of 2008. On May 21, 2008, the Company announced that it was temporarily suspending its quarterly dividend program. On November 5, 2009, the Company's Board of Directors voted to reinstate the quarterly dividend program. Accordingly, a dividend of $0.07 per share on the Company's Class A and Class B Common Stock will be paid on December 15, 2009 to all holders of record as of December 1, 2009.

11. Earnings per Common Share

Presented below is a summary of the components used to calculate basic and diluted earnings per share. On January 1, 2009, the Company began applying the two-class method of computing earnings per share. The two-class method requires the calculation of separate earnings per share amounts for the unvested share-based awards and for common stock. Unvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. Earnings per share attributable to common stock is shown in the table below. Prior period earnings per share data has been retroactively adjusted to conform to the current presentation.

	Three		Nine
	months ended		months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss) attributable to Nelnet, Inc.	$46,404	23,785	80,062	(2,335)
Less earnings (loss) allocated to unvested restricted stockholders	291	168	514	(17)
Net income (loss) available to common stockholders	$46,113	23,617	79,548	(2,318)
Weighted average common shares outstanding - basic	49,611,423	49,176,436	49,432,165	49,109,340
Dilutive effect of the assumed vesting of restricted stock awards	197,433	220,117	201,125	—
Weighted average common shares outstanding - diluted	49,808,856	49,396,553	49,633,290	49,109,340
Basic earnings (loss) per common share	$0.93	0.48	1.60	(0.05)
Diluted earnings (loss) per common share	$0.93	0.48	1.60	(0.05)

No dilutive effect of nonvested restricted stock is presented for the nine months ended September 30, 2008 as the Company reported a net loss and including these shares would have been antidilutive for the period. The dilutive effect of these shares if the Company had net income for the period was not significant.

12. Other Income

The following table summarizes the components of “other income” included in the consolidated statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Gains on debt repurchases	$5,248	—	19,185	—
Borrower late fee income	2,859	2,748	8,648	8,907
Gain on sale of equity method investment (a)	—	—	3,500	—
Other	2,987	2,660	8,150	8,880

Other income	$11,094	5,408	39,483	17,787

(a)
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

13. Legal Proceedings and Regulatory Reviews

General

The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters principally consist of claims by student loan borrowers disputing the manner in which their student loans have been processed and disputes with other business entities. In addition, from time to time the Company receives information and document requests from state or federal regulators concerning its business practices. The Company cooperates with these inquiries and responds to the requests. While the Company cannot predict the ultimate outcome of any inquiry or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department of Education’s guidance regarding those rules and regulations. On the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company’s management that the disposition or ultimate determination of these claims, lawsuits, and proceedings will not have a material adverse effect on the Company’s business, financial position, or results of operations.

United States ex rel Oberg v. Nelnet, Inc. et al

On September 28, 2009, the Company was served with a Summons and First Amended Complaint naming the Company as one of ten defendants in a “qui tam” action brought by Jon H. Oberg on behalf of the United States of America. Qui tam actions assert claims by an individual on behalf of the federal government, and are filed under seal until the government decides, if at all, to intervene in the case.

An original complaint in the action was filed under seal in the U.S. District Court for the Eastern District of Virginia on September 21, 2007, and was unsealed on August 26, 2009 upon the government’s filing of a Notice of Election to Decline Intervention in the matter. The First Amended Complaint (the “Oberg Complaint”) was filed on August 24, 2009 and alleges the defendant student loan lenders submitted false claims for payment to the Department of Education in order to obtain special allowance payments on certain student loans at a rate of 9.5%, which the Oberg Complaint alleges is in excess of amounts permitted by law. The Oberg Complaint seeks the imposition of civil penalties and treble the amount of damages sustained by the government in connection with the alleged overbilling by the defendants for special allowance payments. The Oberg Complaint alleges that approximately $407 million in unlawful 9.5% special allowance payment claims were submitted by the Company to the Department of Education.

The 9.5% special allowance payments received by the Company were disclosed by the Company on multiple occasions beginning in 2003. In January, 2007, the Company entered into a settlement agreement with the Department of Education to resolve the Office of Inspector General of the Department of Education (the “OIG”) audit report with respect to the Company’s student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate (the “Settlement Agreement”). The Settlement Agreement resolved the issues now raised by the Oberg Complaint, and contains an acknowledgment by the Department of Education that the Company acted in good faith in connection with its billings for 9.5% special allowance payments.

United States ex rel Vigil v. Nelnet, Inc. et al

On November 4, 2009, the Company was served with a Summons and Third Amended Complaint naming the Company as one of three defendants in an unrelated qui tam action brought by Rudy Vigil (the “Vigil Complaint”). This matter was filed under seal in the U.S. District Court for the District of Nebraska on July 11, 2007 and was unsealed on October 15, 2009 following the government’s notice that it declined to intervene in the matter. The Vigil Complaint, filed by a former employee of the Company, appears to allege that the Company engaged in false advertising and offered prohibited inducements to student loan borrowers in order to increase the Company’s loan holdings, and subsequently submitted false claims to the Department of Education in order to obtain special allowance payments and default claim payments on such loans.

The Company believes the allegations in both of the above matters to be frivolous and without merit and intends to vigorously defend the claims.  However, the Company cannot currently predict the ultimate outcome of this matter or any liability which may result, which could have a material adverse effect on the Company's results of operations and financial condition.

Department of Education Review

The Department of Education periodically reviews participants in the FFELP for compliance with program provisions. On June 28, 2007, the Department notified the Company that it would be conducting a review of the Company’s practices in connection with the prohibited inducement provisions of the Higher Education Act and the associated regulations that allow borrowers to have a choice of lenders. The Company understands that the Department selected several schools and lenders for review. The Company responded to the Department’s requests for information and documentation and cooperated with their review. On May 1, 2009, the Company received the Department’s preliminary program review report, which covered the Department’s review of the period from October 1, 2002 to September 30, 2007. The preliminary program review report contained certain initial findings of noncompliance with the Higher Education Act’s prohibited inducement provisions and required that the Company provide an explanation for the basis of the arrangements noted in the preliminary program review report. The Company has responded and provided an explanation of the arrangements noted in the Department of Education’s initial findings, and the Department of Education is expected to issue a final program review determination letter and advise the Company whether it intends to take any additional action. To the extent any findings are contained in a final letter, the additional action may include the assessment of fines or penalties, or the limitation, suspension, and termination of the Company’s participation in the FFELP.

The Company believes that it has materially complied with the Higher Education Act’s prohibited inducement provisions and the rules, regulations, and guidance of the Department of Education thereunder; however, it cannot predict the ultimate outcome of the Department of Education’s review.

14. Recent Developments - Legislation

On February 26, 2009, the President introduced a fiscal year 2010 Federal budget proposal calling for the elimination of the FFEL Program and a recommendation that all new student loan originations be funded through the Federal Direct Loan Program. On September 17, 2009, the House of Representatives passed H.R. 3221, the Student Aid and Fiscal Responsibility Act (“SAFRA”), which would eliminate the FFEL Program and require that, after July 1, 2010, all new federal student loans be made through the Federal Direct Loan Program. The Senate is expected to begin its consideration of similar student loan reform legislation sometime in 2009; however, the debate will likely continue into 2010. In addition to the House-passed legislation, there are several other proposals for changes to the education financing framework that may be considered that would maintain a role for private lenders in the origination of federal student loans. These include a possible extension of ECASLA, which expires on July 1, 2010, and the Student Loan Community Proposal, a proposal endorsed by a cross-section of FFELP service providers (including the Company) as an alternative to the 100% federal direct lending proposal included in SAFRA.

Elimination of the FFEL Program would impact the Company’s operations and profitability by, among other things, reducing the Company’s interest revenues as a result of the inability to add new FFELP loans to the Company’s portfolio and reducing guarantee and third-party FFELP servicing fees as a result of reduced FFELP loan servicing and origination volume. Additionally, the elimination of the FFEL Program could reduce education loan software sales and related consulting fees received from lenders using the Company’s software products and services and certain other products and services included in the Company’s Enrollment Services operating segment. The fair value and/or ability to recover the Company’s goodwill, intangible assets, and other long-lived assets related to these activities could be adversely affected if the FFEL Program is eliminated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and nine months ended September 30, 2009 and 2008. All dollars are in thousands, except per share amounts, unless otherwise noted).

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

Forward-looking and cautionary statements

This report contains forward-looking statements and information that are based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about the Company’s expectations and statements that assume or are dependent upon future events, are forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and changes in the terms of student loans and the educational credit marketplace arising from the implementation of, or changes in, applicable laws and regulations (including changes resulting from new laws, such as any new laws enacted to implement the Administration’s 2010 budget proposals as they relate to FFELP), which may reduce the volume, average term, special allowance payments, and yields on student loans under the FFEL Program of the Department or result in loans being originated or refinanced under non-FFEL programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; the Company’s ability to maintain its credit facilities or obtain new facilities; the ability of lenders under the Company’s credit facilities to fulfill their lending commitments under these facilities; changes to the terms and conditions of the liquidity programs offered by the Department; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; changes in prepayment rates, guaranty rates, loan floor rates, and credit spreads; uncertainties inherent in forecasting future cash flows from student loan assets and related asset-backed securitizations; the uncertain nature of estimated expenses that may be incurred and cost savings that may result from restructuring plans; incorrect estimates or assumptions by management in connection with the preparation of the consolidated financial statements; and changes in general economic conditions. Additionally, financial projections may not prove to be accurate and may vary materially. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report on Form 10-Q or unforeseen events. Although the Company may from time to time voluntarily update its prior forward-looking statements, it disclaims any commitment to do so except as required by securities laws.

OVERVIEW

The Company is an education planning and financing company focused on providing quality products and services to students, families, schools, and financial institutions nationwide. The Company is a vertically-integrated organization that offers a broad range of products and services to its customers throughout the education life cycle.

Focused on long term organic growth, the Company earns its revenues from fee generating businesses related to its diversified education finance and service operations and from net interest income on its portfolio of student loans.

The Company has certain business objectives in place for 2009 that include:

•	Grow and diversify revenue from fee generating businesses
•	Manage operating costs
•	Maximize the value of existing portfolio
•	Eliminate exposure to liquidity risk and unfunded debt burden

Achieving these business objectives has impacted the financial condition and operating results of the Company during the three and nine months ended September 30, 2009. In addition, legislation concerning the student loan industry has impacted and will continue to impact the financial condition and operating results of the Company. Each of these items are discussed below.

Grow and Diversify Revenue from Fee Generating Businesses

In recent years, the Company has expanded products and services generated from businesses that are not dependent upon the FFEL Program, thereby reducing legislative and political risk. Revenues from these businesses are primarily generated from products and services offered in the Company’s Tuition Payment Processing and Campus Commerce and Enrollment Services operating segments. As shown below, revenue earned from businesses less dependent upon the FFEL Program has grown $5.4 million (17.3%) for the three months ended September 30, 2009 compared to the same period in 2008, and $17.0 million (19.0%) for the nine months ended September 30, 2009 compared to the same period in 2008.

	Three months ended September 30,
	2009	2008	$ Change	% Change

Tuition Payment Processing and Campus Commerce	$12,987	11,863	1,124
Enrollment Services - Lead Generation	23,595	19,313	4,282

	36,582	31,176	$5,406	17.3%

Enrollment Services - Other	7,075	10,545
Student Loan and Guaranty Servicing	27,353	30,769
Software and Technical Services	3,634	4,217

Total revenue from fee generating businesses	$74,644	76,707

	Nine months ended September 30,
	2009	2008	$ Change	% Change

Tuition Payment Processing and Campus Commerce	$40,373	35,980	4,393
Enrollment Services - Lead Generation	66,374	53,719	12,655

	106,747	89,699	$17,048	19.0%

Enrollment Services - Other	21,814	29,466
Student Loan and Guaranty Servicing	85,190	81,624
Software and Technical Services	13,658	15,828

Total revenue from fee generating businesses	$227,409	216,617

Department of Education Servicing Contract

In June 2009, the Department of Education named the Company as one of four private sector servicers awarded a servicing contract to service all federally-owned student loans, including FFELP loans purchased by the Department pursuant to ECASLA. Beginning in August 2010, the contract will also cover the servicing on new loans originated under the Direct Loan Program. Servicing volume will initially be allocated by the Department to servicers awarded a contract, and performance factors such as customer satisfaction levels and default rates will determine volume allocations over time. The contract spans five years with one, five-year renewal option. Servicing loans under this contract will further diversify the Company’s revenue and customer base.

The Company began servicing loans and recognized approximately $30,000 of revenue under this contract in September 2009. As of September 30, 2009 and October 31, 2009, the Company was servicing approximately $177 million and $2.5 billion, respectively, of loans under the Department’s servicing contract, which includes approximately $12 million and $740 million, respectively, of loans not previously serviced by the Company that were sold by third parties to the Department as part of the ECASLA Purchase Program.

Manage Operating Costs

The Company has continued to focus on managing costs and gaining efficiencies and continued benefits from prior restructuring activities. As shown below, excluding the cost to provide enrollment services and restructuring and impairment charges, operating expenses decreased $16.8 million (19.5%) and $36.7 million (14.3%) for the three and nine months ended September 30, 2009 compared to the same periods in 2008 and decreased $7.0 million (9.2%) for the three months ended September 30, 2009 compared to the three month period ended June 30, 2009.

Operating Expenses

	Three months ended
	September 30, 2009	September 30, 2008	$ Change	% Change

Salaries and benefits	$36,398	44,739	(8,341)	(18.6)%
Other expenses	32,601	41,026	(8,425)	(20.5)
Operating expenses, excluding the cost
to provide enrollment services and
restructure and impairment expenses	68,999	85,765	$(16,766)	(19.5)%
Cost to provide enrollment services	20,323	17,904
Restructure expense	3,340	—
Impairment expense	—	—
Total operating expenses	$92,662	103,669

	Three months ended
	September 30, 2009	June 30, 2009	$ Change	% Change

Salaries and benefits	$36,398	38,699	(2,301)	(5.9)%
Other expenses	32,601	37,277	(4,676)	(12.5)
Operating expenses, excluding the cost
to provide enrollment services and
restructure and impairment expenses	68,999	75,976	$(6,977)	(9.2)%
Cost to provide enrollment services	20,323	18,092
Restructure expense	3,340	3,288
Impairment expense	—	—
Total operating expenses	$92,662	97,356

	Nine months ended
	September 30, 2009	September 30, 2008	$ Change	% Change

Salaries and benefits	$113,323	136,422	(23,099)	(16.9)%
Other expenses	106,430	120,003	(13,573)	(11.3)
Operating expenses, excluding the cost
to provide enrollment services and
restructure and impairment expenses	219,753	256,425	$(36,672)	(14.3)%
Cost to provide enrollment services	56,208	48,062
Restructure expense	6,628	7,107
Impairment expense	—	18,834
Total operating expenses	$282,589	330,428

Maximize the Value of Existing Portfolio

Fixed rate floor income

The Company’s core student loan spread (variable student loan spread including fixed rate floor contribution) for the three and nine months ended September 30, 2009 was 1.27% and 1.10%, respectively, compared to 1.04% and 1.02% for the same periods in 2008. During the three and nine months ended September 30, 2009, loan interest income includes $39.3 million (62 basis points of spread contribution) and $106.6 million (57 basis points), respectively, of fixed rate floor income compared to $10.0 million (15 basis points) and $29.4 million (15 basis points) during the same periods in 2008. The increase in fixed rate floor income is due to lower interest rates in 2009 compared to the same periods in 2008.

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

If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

Future Cash Flow from Portfolio

As of September 30, 2009, the Company had $19.7 billion of notes issued under asset-backed securitizations that primarily reprice at a fixed spread to three month LIBOR and are structured to substantially match the maturity of the funded assets. These notes fund FFELP student loans that are predominantly set based on a spread to three month commercial paper. Based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from these transactions will be approximately $1.35 billion as detailed below. These cash flows consist of net spread and servicing and administrative revenue in excess of estimated cost. The Company expects the future cash flow would correspond to earnings when excluding the amortization of loan premiums and deferred origination costs, potential derivative activity used by the Company to hedge the portfolio, and other portfolio management and administrative costs. Because the Company does not use gain-on-sale accounting when issuing asset-backed securitizations, the future earnings of these transactions are not yet reflected in the Company’s consolidated financial statements.

Eliminate Exposure to Liquidity Risk and Unfunded Debt Burden

Reducing Liquidity Risk

The Company had a FFELP warehouse facility that was due to expire in May 2010 that provided for formula-based advance rates based on current market conditions, which required equity support to be posted to the facility under certain circumstances. As of December 31, 2008, the Company had $1.6 billion of student loans in this facility, $1.4 billion borrowed under the facility, and $280.6 million in cash posted as equity funding support for the facility. During 2009, the Company has reduced its liquidity exposure under this facility as a result of the following transactions:

•	In March 2009, the Company completed a $294.6 million asset-backed securitization and refinanced loans previously financed in the facility

•	In June 2009, the Company accessed the Department’s Conduit Program and refinanced loans previously financed in the facility

•
In August 2009, the Company entered into a new $500.0 million FFELP warehouse facility that expires in August 2012. In August 2009, the Company utilized the new warehouse facility to refinance all remaining loans in the old warehouse facility. Refinancing these loans allowed the Company to terminate the prior facility and withdraw all remaining equity funding support.

In October 2009, the Company completed an asset-backed securities transaction of $434.0 million. The Company used the proceeds from the sale of these notes to purchase student loans that were previously financed in the new FFELP warehouse facility and certain other existing asset-backed securitizations. As of November 6, 2009, $179.1 million was outstanding under the new FFELP warehouse and $320.9 million was available for future use.

Debt Repurchases

During 2009, the Company repurchased outstanding debt as summarized below. Any gains (losses) recorded by the Company from the repurchase of debt are included in “other income” on the Company’s consolidated statements of operations.

	5.125% Senior Notes due 2010			Junior Subordinated Hybrid Securities			Asset-backed securities
	Notional	Purchase	Gain	Notional	Purchase	Gain	Notional	Purchase	Gain
	amount	price	(loss)	amount	price	(loss)	amount	price	(loss)
Three months ended:
March 31, 2009	$34,866	26,791	8,075	—	—	—	—	—	—
June 30, 2009	35,520	31,080	4,440	1,750	350	1,400	1,100	1,078	22
September 30, 2009	137,898	138,505	(607)	—	—	—	44,950	39,095	5,855

Nine months ended September 30, 2009	208,284	196,376	11,908	1,750	350	1,400	46,050	40,173	5,877

Subsequent to September 30, 2009
through November 9, 2009	—	—	—	—	—	—	140,200	126,159	14,041

Total debt repurchased	$208,284	196,376	11,908	1,750	350	1,400	186,250	166,332	19,918

Balance as of September 30, 2009	$66,716			$198,250

Legislation

ECASLA

In August 2008, the Department implemented the Loan Purchase Commitment Program and the Loan Purchase Participation Program pursuant to ECASLA. During the three months ended September 30, 2009, the Company sold $427.7 million of student loans to the Department under the Purchase Program, resulting in a gain of $9.7 million. As of September 30, 2009, the Company had $1.9 billion of FFELP loans funded using the Participation Program, of which $1.6 billion are 2008-2009 academic year loans and are classified as held for sale on the Company’s consolidated balance sheet. These loans were sold to the Department under its Purchase Program in October 2009. Upon selling the $1.6 billion of loans held for sale, the Company recognized a gain of $26.9 million in October 2009. The Company plans to continue to use the Participation Program to fund certain loans originated for the 2009-2010 academic year. Gains recorded by the Company related to loans sold to the Department under the Purchase Program will vary, as with all loan sales, dependent upon the cost of acquisition and/or origination and the amortization of such costs.

Recent Developments

On February 26, 2009, the President introduced a fiscal year 2010 Federal budget proposal calling for the elimination of the FFEL Program and a recommendation that all new student loan originations be funded through the Federal Direct Loan Program. On September 17, 2009, the House of Representatives passed H.R. 3221, the Student Aid and Fiscal Responsibility Act, which would eliminate the FFEL Program and require that, after July 1, 2010, all new federal student loans be made through the Federal Direct Loan Program. The Senate is expected to begin its consideration of similar student loan reform legislation sometime in 2009; however, the debate will likely continue into 2010. In addition to the House-passed legislation, there are several other proposals for changes to the education financing framework that may be considered that would maintain a role for private lenders in the origination of federal student loans. These include a possible extension of ECASLA, which expires on July 1, 2010, and the Student Loan Community Proposal, a proposal endorsed by a cross-section of FFELP service providers (including the Company) as an alternative to the 100% federal direct lending proposal included in SAFRA.

Elimination of the FFEL Program would impact the Company’s operations and profitability by, among other things, reducing the Company’s interest revenues as a result of the inability to add new FFELP loans to the Company’s portfolio and reducing guarantee and third-party FFELP servicing fees as a result of reduced FFELP loan servicing and origination volume. Additionally, the elimination of the FFEL Program could reduce education loan software sales and related consulting fees received from lenders using the Company’s software products and services and certain other products and services included in the Company’s Enrollment Services operating segment. The fair value and/or ability to recover the Company’s goodwill, intangible assets, and other long-lived assets related to these activities could be adversely affected if the FFEL Program is eliminated. However, as discussed previously, in recent years, the Company has expanded products and services generated from businesses that are not dependent upon the FFEL Program, thereby reducing legislative and political risk.

In June 2009, the Department of Education named the Company as one of four private sector companies awarded a servicing contract to service student loans. Beginning in August 2010, the contract will cover the servicing on new loans originated under the Direct Loan Program. If legislation is passed that all new student loan originations be funded through the Direct Loan Program, servicing loans under this contract will partially offset the loss of revenue if the FFEL Program is eliminated.

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

The Company’s portfolio of FFELP loans originated prior to April 1, 2006 earns interest at the higher of a variable rate based on the special allowance payment or SAP formula set by the Department of Education and the borrower rate. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. As a result of one of the provisions of the Higher Education Reconciliation Act of 2005 (“HERA”), the Company’s portfolio of FFELP loans originated on or after April 1, 2006 earns interest at a variable rate based on the SAP formula. For the portfolio of loans originated on or after April 1, 2006, when the borrower rate exceeds the variable rate based on the SAP formula, the Company must return the excess to the Department.

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

Provision for Loan Losses

Management estimates and establishes an allowance for loan losses through a provision charged to expense. Losses are charged against the allowance when management believes the collection of the loan principal is unlikely. Recovery of amounts previously charged off is credited to the allowance for loan losses. Management maintains the allowance for federally insured and non-federally insured loans at a level believed to be adequate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective because it requires estimates that may be susceptible to significant changes. The Company analyzes the allowance separately for its federally insured loans and its non-federally insured loans.

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

Other Income

The Company also earns fees and generates revenue from other sources, including loan and guaranty servicing, payment management activities, enrollment services, and fees from providing software and technical services.

Student Loan and Guaranty Servicing Revenue – Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value of loans, number of loans, or number of borrowers serviced for each customer. Guaranty servicing fees, generally, are calculated based on the number of loans serviced, volume of loans serviced, or amounts collected. Revenue is recognized when earned pursuant to applicable agreements, and when ultimate collection is assured.

Tuition Payment Processing and Campus Commerce Revenue – Tuition payment processing and campus commerce revenue includes actively managed tuition payment solutions, online payment processing, detailed information reporting, and data integration services. Fees for these payment management services are recognized over the period in which services are provided to customers.

Enrollment Services Revenue – Enrollment services revenue includes the sale of lists and print products, subscription-based products and services, and multiple deliverable arrangements. Revenue from the sale of lists and printed products is generally earned and recognized, net of estimated returns, upon shipment or delivery. Revenues from the sales of subscription-based products and services are recognized ratably over the term of the subscription. Subscription revenue received or receivable in advance of the delivery of services is included in deferred revenue. Revenue from multiple deliverable arrangements is recognized separately for separate units of accounting based on the units’ relative fair value.

Software Services Revenue – Software services revenue is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products. Computer and software consulting services are recognized over the period in which services are provided to customers.

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

Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008

Net Interest Income (Net of settlements on derivatives)

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Interest income:
Loan interest	$143,255	284,468	(141,213)	(49.6)%	$474,587	911,140	(436,553)	(47.9)%
Investment interest	1,943	9,118	(7,175)	(78.7)	8,810	29,914	(21,104)	(70.5)
Total interest income	145,198	293,586	(148,388)	(50.5)	483,397	941,054	(457,657)	(48.6)
Interest expense:
Interest on bonds and notes payable	76,016	234,016	(158,000)	(67.5)	328,600	791,621	(463,021)	(58.5)
Net interest income	69,182	59,570	9,612	16.1	154,797	149,433	5,364	3.6
Provision for loan losses	7,500	7,000	500	7.1	23,000	18,000	5,000	27.8
Net interest income after
provision for loan losses	61,682	52,570	9,112	17.3	131,797	131,433	364	0.3

Derivative settlements, net (a)	4,914	789	4,125	522.8	38,807	45,989	(7,182)	(15.6)

Net interest income after
provision for loan losses (net
of settlements on derivatives)	$66,596	53,359	13,237	24.8%	$170,604	177,422	(6,818)	(3.8)%

(a)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting. Derivative settlements for each applicable period should be evaluated with the Company’s net interest income, as discussed below.

Net interest income after provision for loan losses, net of settlements on derivatives, changed for the three and nine months ended September 30, 2009 compared to same periods in 2008 as follows:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%

Student loan interest margin, net
of settlements on derivatives (a)	$39,749	54,955	(15,206)	(27.7)%	$101,685	170,638	(68,953)	(40.4)%
Fixed rate floor income, net of
settlements on derivatives (b)	38,848	6,778	32,070	473.1	106,187	25,188	80,999	321.6
Investment interest (c)	1,943	9,118	(7,175)	(78.7)	8,810	29,914	(21,104)	(70.5)
Corporate debt interest expense (d)	(6,444)	(10,492)	4,048	(38.6)	(23,078)	(30,318)	7,240	(23.9)
Provision for loan losses (e)	(7,500)	(7,000)	(500)	7.1	(23,000)	(18,000)	(5,000)	27.8

Net interest income after
provision for loan losses (net of
settlements on derivatives)	$66,596	53,359	13,237	24.8%	$170,604	177,422	(6,818)	(3.8)%
(a)
Student loan interest margin decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 as a result of a decrease in the Company’s variable student loan spread as discussed in this Item 2 under “Asset Generation and Management Operating Segment – Results of Operations – Student Loan Spread Analysis.” For the three months ended September 30, 2009 and 2008, variable student loan spread was 0.66% and 0.94%, respectively. For the nine months ended September 30, 2009 and 2008, variable student loan spread was 0.54% and 0.89%, respectively.

(b)
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating fixed rate floor income. Due to lower interest rates in the three and nine months ended September 30, 2009 compared to the same periods in 2008, the Company received additional fixed rate floor income on a portion of its student loan portfolio. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” for additional information.

(c)	Investment interest decreased for the three and nine months ended September 30, 2009 compared to the same period in 2008 due to lower interest rates in 2009.

(d)
Corporate debt interest expense decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 as a result of a decrease in interest rates, as well as a reduction in debt outstanding due to the purchase of unsecured fixed rate debt. The weighted average interest rate and notes outstanding on the Company’s unsecured line of credit was 0.77% and $691.5 million, respectively, as of September 30, 2009 compared to 3.44% and $645.0 million, respectively, as of September 30, 2008. During the first, second, and third quarters of 2009, the Company purchased $34.9 million, $35.5 million, and $137.9 million, respectively, of its 5.125% Senior Notes due 2010.

(e)	The provision for loan losses increased for the three and nine months ended September 30, 2009 compared to 2008 primarily due to increases in delinquencies.

Other Income

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Loan and guaranty servicing revenue (a)	$26,006	29,691	(3,685)	(12.4)%	$81,280	78,173	3,107	4.0%
Tuition payment processing and campus commerce revenue (b)	12,987	11,863	1,124	9.5	40,373	35,980	4,393	12.2
Enrollment services revenue (c)	30,670	29,858	812	2.7	88,188	83,148	5,040	6.1
Software services revenue (d)	4,600	5,159	(559)	(10.8)	16,424	19,342	(2,918)	(15.1)
Other income (e)	11,094	5,408	5,686	105.1	39,483	17,787	21,696	122.0
Gain (loss) on sale of loans, net (f)	8,788	—	8,788	100.0	8,386	(47,426)	55,812	(117.7)
Derivative market value, foreign currency,
and put option adjustments (g)	2,826	6,085	(3,259)	(53.6)	(36,067)	(35,521)	(546)	1.5
Derivative settlements, net (h)	4,914	789	4,125	522.8	38,807	45,989	(7,182)	(15.6)
Total other income	$101,885	88,853	13,032	14.7%	$276,874	197,472	79,402	40.2%

(a)
“Loan and guaranty servicing revenue” increased for the nine months ended September 30, 2009 compared to the same period in 2008 due to an increase in FFELP loan servicing revenue. This increase was offset by a decrease in rehabilitation collections on defaulted loan assets. “Loan and guaranty servicing revenue” decreased for the three months ended September 30, 2009 compared to the same period in 2008 due to a decrease in rehabilitation collections on defaulted loan assets. This decrease was offset by an increase in FFELP loan servicing revenue. See Item 2 under “Student Loan and Guaranty Servicing Operating Segment – Results of Operations” for additional information.

(b)
“Tuition payment processing and campus commerce revenue” increased due to an increase in the number of managed tuition payment plans and an increase in campus commerce transactions processed as discussed in this Item 2 under “Tuition Payment Processing and Campus Commerce Operating Segment – Results of Operations.”

(c)
“Enrollment services revenue” increased due to an increase in the number of lead generation transactions processed offset by a reduction in other enrollment products and services offered as further discussed in this Item 2 under “Enrollment Services Operating Segment – Results of Operations.”

(d)
“Software and technical services revenue” decreased in 2009 compared to the same periods in 2008 as the result of a reduction in the number of projects for existing customers and the loss of customers due to the legislative developments in the student loan industry throughout 2008 as further discussed in this Item 2 under “Software and Technical Services Operating Segment – Results of Operations.”

(e)	The following table summarizes the components of “other income”.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Gains on debt repurchases	$5,248	—	19,185	—
Borrower late fee income	2,859	2,748	8,648	8,907
Gain on sale of equity method investment	—	—	3,500	—
Other	2,987	2,660	8,150	8,880

Other income	$11,094	5,408	39,483	17,787

The change in other income over all the periods presented is primarily the result of gains on debt repurchases. In addition, during the first quarter of 2009, the Company earned $3.5 million in additional consideration from the sale of an equity method investment.

(f)
“Gain (loss) on sale of loans” includes a gain of $9.7 million related to the sale of $427.7 million of student loans to the Department under the Purchase Program during the three months ended September 30, 2009. In addition, the Company recognized a loss of $47.5 million during the first quarter of 2008 as a result of the sale of $1.3 billion of student loans as further discussed in this Item 2 under “Asset Generation and Management Operating Segment – Results of Operations.”

(g)
The change in “derivative market value, foreign currency, and put option adjustments” was caused by the change in the fair value of the Company’s derivative portfolio and foreign currency rate fluctuations which are further discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

(h)
Further detail of the components of derivative settlements is included in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.” The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting. Derivative settlements for each applicable period should be evaluated with the Company’s net interest income, as discussed previously.

Operating Expenses

	Three months ended September 30,					Nine months ended September 30,
	2009	2008	$ Change	% Change		2009	2008	$ Change	% Change

Salaries and benefits	$36,398	44,739	(8,341)	(18.6	) %	$113,323	136,422	(23,099)	(16.9	) %
Other expenses	32,601	41,026	(8,425)	(20.5)		106,430	120,003	(13,573)	(11.3)
Operating expenses, excluding the cost
to provide enrollment services and
restructure and impairment expenses	68,999	85,765	$(16,766)	(19.5	) %	219,753	256,425	$(36,672)	(14.3	) %
Cost to provide enrollment services	20,323	17,904				56,208	48,062
Restructure expense	3,340	—				6,628	7,107
Impairment expense	—	—				—	18,834
Total operating expenses	$92,662	103,669				$282,589	330,428

Excluding the cost to provide enrollment services and restructuring and impairment charges, operating expenses decreased $16.8 million (19.5%) and $36.7 million (14.3%) for the three and nine months ended September 30, 2009 compared to the same periods in 2008. These decreases were the result of continued focus by the Company on managing costs and gaining efficiencies and continued benefits from prior restructuring activities.

Income Taxes

The Company’s effective tax rate was 34.5% and 36.5% for the three and nine months ended September 30, 2009. The Company’s effective tax rate for the year ended December 31, 2008 was 40%. The effective tax rate during 2009 has decreased as compared to 2008 due to various state tax law changes, expenses incurred in 2008 that were not deductible for tax purposes, and a net decrease in the Company’s gross unrecognized tax benefits liability.

Additional information on the Company’s results of operations is included with the discussion of the Company’s operating segments in this Item 2 under “Operating Segments”.

Financial Condition as of September 30, 2009 compared to December 31, 2008

	As of	As of
	September 30,	December 31,	Change
	2009	2008	Dollars	Percent
Assets:
Student loans receivable, net	$23,764,263	25,413,008	(1,648,745)	(6.5	) %
Student loans receivable - held for sale	1,627,794	—	1,627,794	100.0
Cash, cash equivalents, and investments	1,183,712	1,348,104	(164,392)	(12.2)
Goodwill	175,178	175,178	—	—
Intangible assets, net	59,803	77,054	(17,251)	(22.4)
Fair value of derivative instruments	210,157	175,174	34,983	20.0
Other assets	570,955	666,379	(95,424)	(14.3)
Total assets	$27,591,862	27,854,897	(263,035)	(0.9	) %

Liabilities:
Bonds and notes payable	$26,586,093	26,787,959	(201,866)	(0.8	) %
Fair value of derivative instruments	8,998	1,815	7,183	395.8
Other liabilities	268,697	421,897	(153,200)	(36.3)
Total liabilities	26,863,788	27,211,671	(347,883)	(1.3)

Shareholders' equity	728,074	643,226	84,848	13.2
Total liabilities and shareholders' equity	$27,591,862	27,854,897	(263,035)	(0.9	) %

Total assets and total liabilities decreased during 2009 primarily due to decreases in restricted cash and investments and bonds and notes payable, respectively, as a result of payments on debt and debt repurchases.

OPERATING SEGMENTS

The Company has five operating segments as follows: Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services, Software and Technical Services, and Asset Generation and Management. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. The accounting policies of the Company’s operating segments are the same as those described in the summary of significant accounting policies included in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Intersegment revenues are charged by a segment to another segment that provides the product or service. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

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

Segment Results and Reconciliations to GAAP

	Three months ended September 30, 2009
	Fee-Based
	Student	Tuition							"Base net
	Loan	Payment		Software		Asset	Corporate		income"
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$23	16	—	—	39	144,310	1,191	(342)	—	145,198
Interest expense	—	—	—	—	—	69,914	6,444	(342)	—	76,016
Net interest income (loss)	23	16	—	—	39	74,396	(5,253)	—	—	69,182

Less provision for loan losses	—	—	—	—	—	7,500	—	—	—	7,500
Net interest income (loss) after provision for loan losses	23	16	—	—	39	66,896	(5,253)	—	—	61,682

Other income (expense):
Loan and guaranty servicing revenue	26,387	—	—	—	26,387	—	(381)	—	—	26,006
Tuition payment processing and campus commerce revenue	—	12,987	—	—	12,987	—	—	—	—	12,987
Enrollment services revenue	—	—	30,670	—	30,670	—	—	—	—	30,670
Software services revenue	966	—	—	3,634	4,600	—	—	—	—	4,600
Other income	137	—	—	—	137	9,959	998	—	—	11,094
Gain (loss) on sale of loans, net	—	—	—	—	—	8,788	—	—	—	8,788
Intersegment revenue	21,525	62	139	3,793	25,519	—	8,355	(33,874)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	2,826	2,826
Derivative settlements, net	—	—	—	—	—	4,914	—	—	—	4,914
Total other income (expense)	49,015	13,049	30,809	7,427	100,300	23,661	8,972	(33,874)	2,826	101,885

Operating expenses:
Salaries and benefits	12,468	6,399	5,337	5,756	29,960	1,693	5,919	238	—	37,810
Restructure expense- severance and contract terminination costs	2,646	—	—	292	2,938	—	402	(3,340)	—	—
Impairment expense	—	—	—	—	—	—	—	—	—	—
Cost to provide enrollment services	—	—	20,323	—	20,323	—	—	—	—	20,323
Other expenses	7,613	2,265	3,266	776	13,920	4,801	8,567	1,929	5,312	34,529
Intersegment expenses	9,398	670	550	786	11,404	20,764	533	(32,701)	—	—
Total operating expenses	32,125	9,334	29,476	7,610	78,545	27,258	15,421	(33,874)	5,312	92,662

Income (loss) before income taxes	16,913	3,731	1,333	(183)	21,794	63,299	(11,702)	—	(2,486)	70,905
Income tax (expense) benefit (a)	(6,427)	(1,418)	(507)	70	(8,282)	(24,054)	6,976	—	859	(24,501)
Net income (loss) from continuing operations	10,486	2,313	826	(113)	13,512	39,245	(4,726)	—	(1,627)	46,404
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	—	—
Net income (loss)	$10,486	2,313	826	(113)	13,512	39,245	(4,726)	—	(1,627)	46,404

(a) Income taxes are applied based on 38% of income (loss) before income taxes for the individual operating segments.

Three months ended September 30, 2009:
Before Tax Operating Margin	34.5%	28.6%	4.3%	(2.5%)	21.7%	69.9%

Before Tax Operating Margin -
excluding net interest income for
fee generating businesses and
restructure expense	39.9%	28.5%	4.3%	1.5%	24.6%	69.9%

Three months ended September 30, 2008:
Before Tax Operating Margin	26.3%	29.7%	7.1%	5.9%	19.7%	59.8%

Before Tax Operating Margin -
excluding net interest income for
fee generating businesses	25.9%	27.4%	7.1%	5.9%	19.1%	59.8%

	Three months ended September 30, 2008
	Fee-Based
		Tuition
	Student	Payment							"Base net
	Loan	Processing		Software		Asset	Corporate		income"
	and	and		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$304	396	6	—	706	290,039	2,010	(749)	1,580	293,586
Interest expense	—	—	1	—	1	224,272	10,492	(749)	—	234,016
Net interest income (loss)	304	396	5	—	705	65,767	(8,482)	—	1,580	59,570

Less provision for loan losses	—	—	—	—	—	7,000	—	—	—	7,000
Net interest income (loss) after provision
for loan losses	304	396	5	—	705	58,767	(8,482)	—	1,580	52,570

Other income (expense):
Loan and guaranty servicing revenue	29,827	—	—	—	29,827	(136)	—	—	—	29,691
Tuition payment processing and campus commerce revenue	—	11,863	—	—	11,863	—	—	—	—	11,863
Enrollment services revenue	—	—	29,858	—	29,858	—	—	—	—	29,858
Software services revenue	942	—	—	4,217	5,159	—	—	—	—	5,159
Other income	6	—	—	—	6	4,079	1,323	—	—	5,408
Intercompany revenue	18,402	58	2	1,660	20,122	—	15,671	(35,793)	—	—
Derivative market value, foreign currency,
and put option adjustments	—	—	—	—	—	—	—	—	6,085	6,085
Derivative settlements, net	—	—	—	—	—	789	—	—	—	789
Total other income (expense)	49,177	11,921	29,860	5,877	96,835	4,732	16,994	(35,793)	6,085	88,853

Operating expenses:
Salaries and benefits	13,876	6,236	5,805	4,138	30,055	1,980	14,179	(1,952)	477	44,739
Restructure expense- severance and
contract terminination costs	—	—	—	—	—	—	—	—	—	—
Impairment expense	—	—	—	—	—	—	—	—	—	—
Cost to provide enrollment services	—	—	17,904	—	17,904	—	—	—	—	17,904
Other expenses	10,632	2,132	2,512	568	15,844	5,354	13,477	(247)	6,598	41,026
Intersegment expenses	11,940	288	1,509	826	14,563	18,200	831	(33,594)	—	—
Total operating expenses	36,448	8,656	27,730	5,532	78,366	25,534	28,487	(35,793)	7,075	103,669

Income (loss) before income taxes	13,033	3,661	2,135	345	19,174	37,965	(19,975)	—	590	37,754
Income tax (expense) benefit (a)	(4,823)	(1,354	(790)	(128)	(7,095)	(14,047)	7,391	—	(218)	(13,969)
Net income (loss) from continuing operations	8,210	2,307	1,345	217	12,079	23,918	(12,584)	—	372	23,785
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	—	—
Net income (loss)	$8,210	2,307	1,345	217	12,079	23,918	(12,584)	—	372	23,785

(a) Income taxes are applied based on the consolidated effective tax rate to income (loss) before income taxes.

	Nine months ended September 30, 2009
	Fee-Based
		Tuition
	Student	Payment							"Base net
	Loan	Processing		Software		Asset	Corporate		income"
	and	and		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$102	57	—	—	159	473,130	3,930	(1,324)	7,502	483,397
Interest expense	—	—	—	—	—	306,846	23,078	(1,324)	—	328,600
Net interest income (loss)	102	57	—	—	159	166,284	(19,148)	—	7,502	154,797

Less provision for loan losses	—	—	—	—	—	23,000	—	—	—	23,000
Net interest income (loss) after provision for loan losses	102	57	—	—	159	143,284	(19,148)	—	7,502	131,797

Other income (expense):
Loan and guaranty servicing revenue	82,424	—	—	—	82,424	—	(1,144)	—	—	81,280
Tuition payment processing and campus commerce revenue	—	40,373	—	—	40,373	—	—	—	—	40,373
Enrollment services revenue	—	—	88,188	—	88,188	—	—	—	—	88,188
Software services revenue	2,766	—	—	13,658	16,424	—	—	—	—	16,424
Other income	498	—	—	—	498	18,851	20,134	—	—	39,483
Gain (loss) on sale of loans, net	—	—	—	—	—	8,386	—	—	—	8,386
Intersegment revenue	62,291	172	416	10,813	73,692	—	25,739	(99,431)	—	—
Derivative market value, foreign currency,
and put option adjustments	—	—	—	—	—	—	—	—	(36,067)	(36,067)
Derivative settlements, net	—	—	—	—	—	38,807	—	—	—	38,807
Total other income (expense)	147,979	40,545	88,604	24,471	301,599	66,044	44,729	(99,431)	(36,067)	276,874

Operating expenses:
Salaries and benefits	40,527	19,346	17,295	16,656	93,824	5,203	18,420	(1,390)	159	116,216
Restructure expense- severance and contract
termination costs	5,159	—	—	714	5,873	—	755	(6,628)	—	—
Impairment expense	—	—	—	—	—	—	—	—	—	—
Cost to provide enrollment services	—	—	56,208	—	56,208	—	—	—	—	56,208
Other expenses	27,350	7,012	9,602	2,292	46,256	15,635	27,287	3,736	17,251	110,165
Intersegment expenses	28,352	1,962	1,604	2,195	34,113	59,372	1,664	(95,149)	—	—
Total operating expenses	101,388	28,320	84,709	21,857	236,274	80,210	48,126	(99,431)	17,410	282,589

Income (loss) before income taxes	46,693	12,282	3,895	2,614	65,484	129,118	(22,545)	—	(45,975)	126,082
Income tax (expense) benefit (a)	(17,744)	(4,667)	(1,480)	(994)	(24,885)	(49,066)	11,150	—	16,781	(46,020)
Net income (loss) from continuing operations	28,949	7,615	2,415	1,620	40,599	80,052	(11,395)	—	(29,194)	80,062
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	—	—
Net income (loss)	$28,949	7,615	2,415	1,620	40,599	80,052	(11,395)	—	(29,194)	80,062

(a) Income taxes are applied based on 38% of income (loss) before taxes for the individual operating segments.

Nine months ended September 30, 2009:
Before Tax Operating Margin	31.5%	30.2%	4.4%	10.7%	21.7%	61.7%

Before Tax Operating Margin -
excluding net interest income for fee generating
businesses and restructure expense	35.0%	30.2%	4.4%	13.6%	23.6%	61.7%

Nine months ended September 30, 2008:
Before Tax Operating Margin	22.5%	33.0%	4.1%	13.6%	17.8%	32.6%

Before Tax Operating Margin -
excluding net interest income for fee generating
businesses, restructure expense, impairment expense,
and the loss on sale of loans in the first quarter
of 2008	26.1%	30.3%	4.4%	16.0%	19.4%	56.3%

	Nine months ended September 30, 2008
	Fee-Based
		Tuition
	Student	Payment							"Base net
	Loan	Processing		Software		Asset	Corporate		income"
	and	and		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$1,160	1,471	16	—	2,647	892,690	4,781	(1,389)	42,325	941,054
Interest expense	—	—	3	—	3	762,689	30,318	(1,389)	—	791,621
Net interest income (loss)	1,160	1,471	13	—	2,644	130,001	(25,537)	—	42,325	149,433

Less provision for loan losses	—	—	—	—	—	18,000	—	—	—	18,000
Net interest income (loss) after provision
for loan losses	1,160	1,471	13	—	2,644	112,001	(25,537)	—	42,325	131,433

Other income (expense):
Loan and guaranty servicing revenue	78,147	—	—	—	78,147	26	—	—	—	78,173
Tuition payment processing and campus commerce revenue	—	35,980	—	—	35,980	—	—	—	—	35,980
Enrollment services revenue	—	—	83,148	—	83,148	—	—	—	—	83,148
Software services revenue	3,477	—	37	15,828	19,342	—	—	—	—	19,342
Other income	44	—	—	—	44	13,787	3,956	—	—	17,787
Gain (loss) on sale of loans, net	—	—	—	—	—	(47,426)	—	—	—	(47,426)
Intersegment revenue	57,008	242	2	4,993	62,245	—	46,843	(109,088)	—	—
Derivative market value, foreign currency,
and put option adjustments	—	—	—	—	—	466	—	—	(35,987)	(35,521)
Derivative settlements, net	—	—	—	—	—	55,954	—	—	(9,965)	45,989
Total other income (expense)	138,676	36,222	83,187	20,821	278,906	22,807	50,799	(109,088)	(45,952)	197,472

Operating expenses:
Salaries and benefits	40,365	17,450	18,701	14,031	90,547	6,157	41,581	1,323	2,523	142,131
Restructure expense- severence and
contract terminination costs	747	—	282	487	1,516	1,845	3,746	(7,107)	—	—
Impairment expense	5,074	—	—	—	5,074	9,351	4,409	—	—	18,834
Cost to provide enrollment services	—	—	48,062	—	48,062	—	—	—	—	48,062
Other expenses	27,130	6,743	7,801	1,901	43,575	15,793	42,263	51	19,719	121,401
Intersegment expenses	35,040	1,045	4,936	1,562	42,583	57,754	3,018	(103,355)	—	—
Total operating expenses	108,356	25,238	79,782	17,981	231,357	90,900	95,017	(109,088)	22,242	330,428

Income (loss) before income taxes	31,480	12,455	3,418	2,840	50,193	43,908	(69,755)	—	(25,869)	(1,523)
Income tax (expense) benefit (a)	(10,542)	(4,081)	(1,187)	(902)	(16,712)	(15,889)	22,824	—	7,984	(1,793)
Net income (loss) from continuing operations	20,938	8,374	2,231	1,938	33,481	28,019	(46,931)	—	(17,885)	(3,316)
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	981	981
Net income (loss)	$20,938	8,374	2,231	1,938	33,481	28,019	(46,931)	—	(16,904)	(2,335)

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

“Base net income” is the primary financial performance measure used by management to develop financial plans, establish corporate performance targets, allocate resources, track results, evaluate performance, and determine incentive compensation. Accordingly, financial information is reported to management on a “base net income” basis by operating segment, as these are the measures used regularly by the Company’s chief operating decision maker. The Company’s board of directors utilizes “base net income” to set performance targets and evaluate management’s performance. The Company also believes analysts, rating agencies, and creditors use “base net income” in their evaluation of the Company’s results of operations. While “base net income” is not a substitute for reported results under GAAP, the Company utilizes “base net income” in operating its business because “base net income” permits management to make meaningful period-to-period comparisons by eliminating the temporary volatility in the Company’s performance that arises from certain items that are primarily affected by factors beyond the control of management. Management believes “base net income” provides additional insight into the financial performance of the core business activities of the Company’s operations.

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

	Student	Tuition
	Loan	Payment		Software	Asset	Corporate
	and	Processing		and	Generation	Activity
	Guaranty	and Campus	Enrollment	Technical	and	and
	Servicing	Commerce	Services	Services	Management	Overhead	Total

	Three months ended September 30, 2009

Derivative market value, foreign currency, and
put option adjustments	$—	—	—	—	(2,826)	—	(2,826)
Amortization of intangible assets	1,078	1,842	2,251	141	—	—	5,312
Compensation related to business combinations	—	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	—	—	—
Income from discontinued operations, net of tax	—	—	—	—	—	—	—
Net tax effect (a)	(410)	(700)	(855)	(54)	1,074	86	(859)

Total adjustments to GAAP	$668	1,142	1,396	87	(1,752)	86	1,627

	Three months ended September 30, 2008

Derivative market value, foreign currency, and
put option adjustments	$—	—	—	—	(9,030)	2,945	(6,085)
Amortization of intangible assets	1,165	1,889	3,258	286	—	—	6,598
Compensation related to business combinations	—	—	—	—	—	477	477
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(1,580)	—	(1,580)
Income from discontinued operations, net of tax	—	—	—	—	—	—	—
Net tax effect (a)	(432)	(699)	(1,205)	(106)	3,926	(1,266)	218

Total adjustments to GAAP	$733	1,190	2,053	180	(6,684)	2,156	(372)

	Nine months ended September 30, 2009

Derivative market value, foreign currency, and
put option adjustments	$—	—	—	—	37,499	(1,432)	36,067
Amortization of intangible assets	3,236	5,598	7,994	423	—	—	17,251
Compensation related to business combinations	—	—	—	—	—	159	159
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(7,502)	—	(7,502)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—
Net tax effect (a)	(1,230)	(2,127)	(3,037)	(161)	(11,399)	1,173	(16,781)

Total adjustments to GAAP	$2,006	3,471	4,957	262	18,598	(100)	29,194

	Nine months ended September 30, 2008

Derivative market value, foreign currency, and
put option adjustments	$—	—	—	—	32,504	3,483	35,987
Amortization of intangible assets	3,586	5,937	9,193	858	145	—	19,719
Compensation related to business combinations	—	—	—	—	—	2,523	2,523
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(32,360)	—	(32,360)
Loss from discontinued operations, net of tax	(981)	—	—	—	—	—	(981)
Net tax effect (a)	(1,182)	(1,954)	(3,045)	(284)	548	(2,067)	(7,984)

Total adjustments to GAAP	$1,423	3,983	6,148	574	837	3,939	16,904

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

Derivative market value, foreign currency, and put option adjustments: “Base net income” excludes the periodic unrealized gains and losses that are caused by the change in fair value on derivatives used in the Company’s risk management strategy in which the Company does not qualify for “hedge treatment” under GAAP. As such, the Company recognizes changes in fair value of derivative instruments currently in earnings. The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative instruments primarily used by the Company include interest rate swaps, basis swaps, and cross-currency interest rate swaps. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the Company does not qualify its derivatives for “hedge treatment”, and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. The Company believes these point-in-time estimates of asset and liability values that are subject to interest rate fluctuations make it difficult to evaluate the ongoing results of operations against its business plan and affect the period-to-period comparability of the results of operations. Included in “base net income” are the economic effects of the Company’s derivative instruments, which includes any cash paid or received being recognized as an expense or revenue upon actual derivative settlements. These settlements are included in “Derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of operations.

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

Prior to October 1, 2008, variable rate floor income was calculated by the Company on a statutory maximum basis. However, as a result of the disruption in the capital markets beginning in August 2007, the full benefit of variable rate floor income calculated on a statutory maximum basis has not been realized by the Company due to the widening of the spread between short term interest rate indices and the Company’s actual cost of funds. As a result of the ongoing volatility of interest rates, effective October 1, 2008, the Company changed its calculation of variable rate floor income to better reflect the economic benefit received by the Company. The economic benefit received by the Company related to variable rate floor income was $0.1 million for the three months ended September 30, 2008 and $7.5 million and $25.7 million for the nine months ended September 30, 2009 and 2008, respectively. There was no economic benefit received by the Company related to variable rate floor income for the three months ended September 30, 2009. Variable rate floor income calculated on a statutory maximum basis was $0.1 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively, and $23.9 million and $42.3 million for the nine months ended September 30, 2009 and 2008, respectively. Beginning October 1, 2008, the economic benefit received by the Company has been used to determine base net income.

The Company has used derivative instruments to hedge variable rate floor income during certain periods. During the nine months ended September 30, 2008, the Company made payments (settlements) of $10.0 million on such derivatives. These settlements are netted with variable-rate floor income and are excluded from “base net income.”

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

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

The Student Loan and Guaranty Servicing operating segment provides for the servicing of the Company’s student loan portfolio and the portfolios of third parties and servicing provided to guaranty agencies. The servicing and business process outsourcing activities include loan origination activities, loan conversion activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company’s portfolio in addition to generating fee revenue when performed for third-party clients. The guaranty servicing, servicing support, and business process outsourcing activities include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services to guaranty agencies.

Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value of loans, number of loans, or number of borrowers serviced for each customer. In addition, the Company earns servicing revenue for the origination of loans, conversion and deconversion of loan portfolios. Guaranty servicing fees, generally, are calculated based on the number of loans serviced, volume of loans serviced, or amounts collected.

In June 2009, the Department of Education named the Company as one of four private sector companies awarded a servicing contract to service all federally-owned student loans, including FFELP loans purchased by the Department pursuant to ECASLA. Beginning in August 2010, the contract will also cover the servicing on new loans originated under the Direct Loan Program. Servicing volume will initially be allocated by the Department to servicers awarded a contract, however, performance factors such as customer satisfaction levels and default rates will determine volume allocations over time. The contract spans five years with one, five-year renewal option. Servicing loans under this contract will increase revenue earned by this segment. However, operating margins under this contract are expected to be lower than historical levels achieved.

The Company began servicing loans and recognized approximately $30,000 of revenue under this contract in September 2009. As of September 30, 2009 and October 31, 2009, the Company was servicing approximately $177 million and $2.5 billion, respectively, of loans under the Department’s servicing contract, which includes approximately $12 million and $740 million, respectively, of loans not previously serviced by the Company that were sold by third parties to the Department as part of the ECASLA Purchase Program.

Student Loan Servicing Volumes (dollars in millions)

(a)
As of September 30, 2009, the Company was servicing $1.9 billion of loans owned by the Company and approximately $1.5 billion of loans for third parties that were disbursed on or after May 1, 2008 and may be eligible to be sold to the Department of Education pursuant to its Loan Purchase Commitment Program. The Company expects to retain servicing rights on all loans sold to the Department which are currently being serviced by the Company.

(b)	Includes loans that are accounted for as participation interests sold under an agreement with Union Bank.

Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Net interest income	$23	304	(281)	(92.4)%	$102	1,160	(1,058)	(91.2)%

Loan and guaranty servicing revenue	26,387	29,827	(3,440)	(11.5)	82,424	78,147	4,277	5.5
Software services revenue	966	942	24	2.5	2,766	3,477	(711)	(20.4)
Other income	137	6	131	2,183.3	498	44	454	1,031.8
Intersegment revenue	21,525	18,402	3,123	17.0	62,291	57,008	5,283	9.3
Total other income	49,015	49,177	(162)	(0.3)	147,979	138,676	9,303	6.7
Salaries and benefits	12,468	13,876	(1,408)	(10.1)	40,527	40,365	162	0.4
Restructure expense	2,646	—	2,646	100.0	5,159	747	4,412	590.6
Impairment expense	—	—	—	—	—	5,074	(5,074)	(100.0)
Other expenses	7,613	10,632	(3,019)	(28.4)	27,350	27,130	220	0.8
Intersegment expenses	9,398	11,940	(2,542)	(21.3)	28,352	35,040	(6,688)	(19.1)
Total operating expenses	32,125	36,448	(4,323)	(11.9)	101,388	108,356	(6,968)	(6.4)
"Base net income" before income taxes	16,913	13,033	3,880	29.8	46,693	31,480	15,213	48.3
Income tax expense	(6,427)	(4,823)	(1,604)	33.3	(17,744)	(10,542)	(7,202)	68.3
"Base net income"	$10,486	8,210	2,276	27.7%	$28,949	20,938	8,011	38.3%

Before Tax Operating Margin	34.5%	26.3%			31.5%	22.5%

Before Tax Operating Margin -
excluding net interest income, restructure expense
and impairment expense	39.9%	25.9%			35.0%	26.1%

Net interest income. Investment income decreased as a result of decreases in interest rates on cash held in 2009 compared to 2008.

Loan and guaranty servicing revenue and intersegment revenue.

	Three months ended September 30,

	2009			2008
	Origination	Servicing	Total	Origination	Servicing	Total
	revenue	revenue	revenue	revenue	revenue	revenue

FFELP servicing (a)	$857	13,556	14,413	1,678	12,362	14,040

Private servicing	514	1,760	2,274	240	1,776	2,016

Government servicing	—	31	31	—	—	—

Guaranty servicing (b)	82	9,587	9,669	131	13,640	13,771

Loan and guaranty servicing revenue	1,453	24,934	26,387	2,049	27,778	29,827

Intersegment revenue (c)	2,364	19,161	21,525	1,730	16,672	18,402

Total servicing revenue	$3,817	44,095	47,912	3,779	44,450	48,229

(a)
FFELP origination revenue decreased in 2009 compared to 2008 due to lenders exiting the FFELP marketplace as a result of legislative changes and disruptions in the capital markets. FFELP servicing revenue increased in 2009 due to the receipt of $1.7 million in conversion fees associated with the loss of life of loan servicing and transfer related activities for third party clients that sold loans to the Department of Education under the Purchase Program.

(b)
Guaranty servicing revenue decreased in 2009 due to the receipt of $6.1 million in fees received from rehabilitation collections on defaulted loan assets in the third quarter of 2008. In the third quarter of 2009, revenue from rehabilitation collections on defaulted loans was $0.6 million.

(c)
Intersegment origination revenue increased in 2009 compared to the same period in 2008 due to an increase in the Company’s disbursement volume. Intersegment servicing revenue increased in 2009 compared to the same period in 2008 due to an increase in the number of loans transferred between various financings as the Company was executing certain financing strategies and conversion fees received upon the Company selling $427.7 million of student loans to the Department under the Purchase Program.

	Nine months ended September 30,

	2009			2008
	Origination	Servicing	Total	Origination	Servicing	Total
	revenue	revenue	revenue	revenue	revenue	revenue

FFELP servicing (a)	$1,632	42,878	44,510	3,234	35,620	38,854

Private servicing	618	5,523	6,141	421	5,737	6,158

Government servicing	—	31	31	—	—	-

Guaranty servicing (b)	296	31,446	31,742	400	32,735	33,135

Loan and guaranty servicing revenue	2,546	79,878	82,424	4,055	74,092	78,147

Intersegment revenue (c)	6,531	55,760	62,291	3,906	53,102	57,008

Total servicing revenue	$9,077	135,638	144,715	7,961	127,194	135,155

(a)
FFELP origination revenue decreased in 2009 compared to 2008 due to lenders exiting the FFELP marketplace as a result of legislative changes and disruptions in the capital markets. FFELP servicing revenue increased in 2009 due to the receipt of $3.8 million in conversion fees associated with the loss of life of loan servicing and transfer related activities for third party clients that sold loans to the Department of Education under the Purchase Program.

(b)
Guaranty servicing revenue decreased in 2009 due to the receipt of $11.7 million in fees received from rehabilitation collections on defaulted loan assets in 2008. In 2009, the revenue from rehabilitation collections on defaulted loans was $6.9 million. This decrease was offset by an increase in consolidation collection revenue in 2009.

(c)
Intersegment origination revenue increased in 2009 compared to the same period in 2008 due to an increase in the Company’s disbursement volume. Intersegment servicing revenue increased in 2009 compared to the same period in 2008 due to an increase in the number of loans transferred between various financings as the Company was executing certain financing strategies and conversion fees received upon the Company selling $427.7 million of student loans to the Department under the Purchase Program.

Operating expenses. Excluding restructure and impairment charges and collection fees paid related to rehabilitation sales, operating expenses decreased $4.8 million (14.3%) and $3.2 million (3.3%) for the three and nine months ended September 30, 2009 compared to the same periods in 2008. These decreases were a result of cost savings from the Company’s restructuring plans.

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

Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Net interest income	$16	396	(380)	(96.0)%	$57	1,471	(1,414)	(96.1)%

Tuition payment processing and campus commerce revenue	12,987	11,863	1,124	9.5	40,373	35,980	4,393	12.2
Intersegment revenue	62	58	4	6.9	172	242	(70)	(28.9)
Total other income	13,049	11,921	1,128	9.5	40,545	36,222	4,323	11.9
Salaries and benefits	6,399	6,236	163	2.6	19,346	17,450	1,896	10.9
Other expenses	2,265	2,132	133	6.2	7,012	6,743	269	4.0
Intersegment expenses	670	288	382	132.6	1,962	1,045	917	87.8
Total operating expenses	9,334	8,656	678	7.8	28,320	25,238	3,082	12.2
"Base net income" before income taxes	3,731	3,661	70	1.9	12,282	12,455	(173)	(1.4)
Income tax expense	(1,418)	(1,354)	(64)	4.7	(4,667)	(4,081)	(586)	14.4
"Base net income"	$2,313	2,307	6	0.3%	$7,615	8,374	(759)	(9.1)%

Before Tax Operating Margin	28.6%	29.7%			30.2%	33.0%

Before Tax Operating Margin, excluding net interest income	28.5%	27.4%			30.2%	30.3%

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

Operating expenses. Operating expenses increased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 as a result of incurring additional costs associated with salaries and benefits to support the increase in the number of managed tuition payment plans and campus commerce transactions. In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings. These investments increased operating expenses for the three and nine months ended September 30, 2009 compared to the same period in 2008.

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

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

The Enrollment Services segment offers products and services that are focused on helping students plan and prepare for life after high school (content management and publishing and editing services) and helping colleges recruit and retain students (lead generation and recruitment services). Content management products and services include online courses and related services. Publishing and editing services include test preparation study guides and essay and resume editing services. Lead generation products and services include vendor lead management services and admissions lead generation. Recruitment services include pay per click marketing management, email marketing, list marketing services, and admissions consulting.

Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Net interest income	$—	5	(5)	(100.0)%	$—	13	(13)	(100.0)%

Enrollment services revenue	30,670	29,858	812	2.7	88,188	83,148	5,040	6.1
Software services revenue	—	—	—	—	—	37	(37)	(100.0)
Intersegment revenue	139	2	137	6,850.0	416	2	414	20,700.0
Total other income	30,809	29,860	949	3.2	88,604	83,187	5,417	6.5
Salaries and benefits	5,337	5,805	(468)	(8.1)	17,295	18,701	(1,406)	(7.5)
Restructure expense - severance and
contract termination costs	—	—	—	—	—	282	(282)	(100.0)
Cost to provide enrollment services	20,323	17,904	2,419	13.5	56,208	48,062	8,146	16.9
Other expenses	3,266	2,512	754	30.0	9,602	7,801	1,801	23.1
Intersegment expenses	550	1,509	(959)	(63.6)	1,604	4,936	(3,332)	(67.5)
Total operating expenses	29,476	27,730	1,746	6.3	84,709	79,782	4,927	6.2
"Base net income" before income taxes	1,333	2,135	(802)	(37.6)	3,895	3,418	477	14.0
Income tax expense	(507)	(790)	283	(35.8)	(1,480)	(1,187)	(293)	24.7
"Base net income"	$826	1,345	(519)	(38.6)%	$2,415	2,231	184	8.2%

Before Tax Operating Margin	4.3%	7.1%			4.4%	4.1%

Before Tax Operating Margin -
excluding net interest income and
restructure expense	4.3%	7.1%			4.4%	4.4%

Enrollment services revenue, cost to provide enrollment services, and gross profit.

	Three months ended September 30, 2009
		Publishing		Content
		and		management
	Lead	editing		and recruitment
	generation (a)	services (b)	Subtotal	services (c)	Total

Enrollment services revenue	$23,595	3,148	26,743	3,927	30,670
Cost to provide enrollment services	19,085	1,238	20,323

Gross profit	$4,510	1,910	6,420

Gross profit %	19.1%	60.7%	24.0%

	Three months ended September 30, 2008
		Publishing		Content
		and		management
	Lead	editing		and recruitment
	generation (a)	services (b)	Subtotal	services (c)	Total

Enrollment services revenue	$19,313	5,018	24,331	5,527	29,858
Cost to provide enrollment services	15,985	1,919	17,904

Gross profit	$3,328	3,099	6,427

Gross profit %	17.2%	61.8%	26.4%

	Nine months ended September 30, 2009
		Publishing		Content
		and		management
	Lead	editing		and recruitment
	generation (a)	services (b)	Subtotal	services (c)	Total

Enrollment services revenue	$66,374	8,100	74,474	13,714	88,188
Cost to provide enrollment services	52,735	3,473	56,208

Gross profit	$13,639	4,627	18,266

Gross profit %	20.5%	57.1%	24.5%

	Nine months ended September 30, 2008
		Publishing		Content
		and		management
	Lead	editing		and recruitment
	generation (a)	services (b)	Subtotal	services (c)	Total

Enrollment services revenue	$53,719	11,291	65,010	18,138	83,148
Cost to provide enrollment services	43,459	4,603	48,062

Gross profit	$10,260	6,688	16,948

Gross profit %	19.1%	59.2%	26.1%

(a)
Lead generation revenue increased $4.3 million (22.2%) and $12.7 million (23.6%) for the three and nine months ended September 30, 2009 compared to the same periods in 2008 as a result of an increase in lead generation services volume. The gross profit for lead generation services increased due to the Company’s focus on eliminating lower margin sales and creating cost efficiencies.

(b)
Publishing and editing services revenue decreased $1.9 million (37.3%) and $3.2 million (28.3%) for the three and nine months ended September 30, 2009 compared to the same periods in 2008 due to competition related to online delivery of similar products, as well as a general downturn in economic conditions. The gross profit for publishing and editing services decreased as a result of a shift in the mix of products sold.

(c)
Content management and recruitment services revenue decreased $1.6 million (28.9%) and $4.4 million (24.4%) for the three and nine months ended September 30, 2009 compared to the same periods in 2008. These decreases were the result of decreases of $1.1 million and $3.1 million for the three and nine months ended September 30, 2009 compared to the same periods in 2008 associated with the Company’s pay per click marketing management, email marketing, and admissions consulting services and a decrease of $0.5 million and $1.4 million associated with the Company’s list marketing services for the three and nine months ended September 30, 2009 compared to the same periods in 2008 as a result of legislative developments in the student loan industry.

Operating expenses. Excluding restructure charges and the cost to provide enrollment services, operating expenses decreased $0.7 million (6.8%) and $2.9 million (9.3%), respectively, for the three and nine months ended September 30, 2009 compared to the same period in 2008 as a result of continued focus on cost efficiencies.

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

Many of the Company’s external customers receiving services in this segment have been negatively impacted as a result of the passage of the College Cost Reduction Act and disruptions in the capital markets. These events could decrease the demand for products and services and affect this segment’s future revenue and profit margins.

Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Software services revenue	$3,634	4,217	(583)	(13.8)%	$13,658	15,828	(2,170)	(13.7)%
Intersegment revenue	3,793	1,660	2,133	128.5	10,813	4,993	5,820	116.6
Total other income	7,427	5,877	1,550	26.4	24,471	20,821	3,650	17.5
Salaries and benefits	5,756	4,138	1,618	39.1	16,656	14,031	2,625	18.7
Restructure expense - severance and
contract termination costs	292	—	292	100.0	714	487	227	46.6
Other expenses	776	568	208	36.6	2,292	1,901	391	20.6
Intersegment expenses	786	826	(40)	(4.8)	2,195	1,562	633	40.5
Total operating expenses	7,610	5,532	2,078	37.6	21,857	17,981	3,876	21.6
"Base net income" before income taxes	(183)	345	(528)	(153.0)	2,614	2,840	(226)	(8.0)
Income tax expense	70	(128)	198	(154.7)	(994)	(902)	(92)	10.2
"Base net income"	$(113)	217	(330)	(152.1)%	$1,620	1,938	(318)	(16.4)%

Before Tax Operating Margin	(2.5%)	5.9%			10.7%	13.6%

Before Tax Operating Margin -
excluding restructure expense	1.5%	5.9%			13.6%	16.0%

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

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

The Asset Generation and Management Operating Segment includes the origination, acquisition, management, and ownership of the Company’s student loan assets, which has historically been the Company’s largest product and service offering. The Company generates a substantial portion of its earnings from the spread, referred to as the Company’s student loan spread, between the yield it receives on its student loan portfolio and the costs associated with originating, acquiring, and financing its portfolio. The Company generates student loan assets through direct origination or through acquisitions. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose.

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

Student Loan Portfolio

The tables below outline the components of the Company’s student loan portfolio:

	As of September 30, 2009
					2008-2009
			Originated	Originated	Academic Year	2009-2010
			prior to	between 10/1/07	Loans - held	Academic Year
	Total		10/1/07	and 6/3/08 (a)	for sale (b)	Loans (b)
Federally insured:
Stafford	$8,321,669	32.8%	$6,140,869	452,558	1,445,080	283,162
PLUS/SLS	615,513	2.4%	369,335	47,585	162,089	36,504
Consolidation	15,965,190	62.9%	15,778,158	187,032	—	—

Total federally insured	24,902,372	98.1%	$22,288,362	687,175	1,607,169	319,666
	100.0%		89.4%	2.8%	6.5%	1.3%

Non-federally insured	167,114	0.6%

Total student loans receivable (gross)	25,069,486	98.7%

Unamortized premiums and deferred
origination costs - held for investment	352,066	1.4%
Unamortized premiums and deferred
origination costs - held for sale	20,625	0.1%

Allowance for loan losses:
Federally insured	(29,015)	(0.1%)
Non-federally insured	(21,105)	(0.1%)

Total student loans receivable (net)	$25,392,057	100.0%

	As of December 31, 2008
			Originated	Originated	2008-2009
			prior to	between 10/1/07	Academic Year
	Total		10/1/07	and 6/3/08 (a)	Loans (b)
Federally insured:
Stafford	$7,602,568	29.9%	$6,641,817	390,658	570,093
PLUS/SLS	527,670	2.1%	412,142	48,346	67,182
Consolidation	16,657,703	65.5%	16,614,950	42,753	—

Total federally insured	24,787,941	97.5%	$23,668,909	481,757	637,275
	100.0%		95.5%	1.9%	2.6%

Non-federally insured	273,108	1.1%

Total student loans receivable (gross)	25,061,049	98.6%

Unamortized premiums and deferred
origination costs	402,881	1.6%
Allowance for loan losses:
Federally insured	(25,577)	(0.1%)
Non-federally insured	(25,345)	(0.1%)

Total student loans receivable (net)	$25,413,008	100.0%

(a)	Federally insured student loans originated on or after October 1, 2007 earn a reduced annual yield as a result of the enactment of the College Cost Reduction Act in September 2007.

(b)
2008-2009 and 2009-2010 Academic Year loans are eligible to be participated and sold to the Department under the Department’s Participation and Purchase Programs. As of September 30, 2009, the 2008-2009 Academic Year loans classified as held for sale were sold to the Department under the Department’s Purchase Program in October 2009. As of September 30, 2009, the 2009-2010 Academic Year loans are classified as loans held for investment in the Company’s consolidated balance sheet.

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

The following table sets forth the activity of loans originated or acquired through each of the Company’s channels:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Beginning balance	$25,299,539	25,612,126	25,061,049	26,329,213
Direct channel:
Consolidation loan originations	—	44	—	69,073
Less consolidation of existing portfolio	—	(27)	—	(28,474)
Net consolidation loan originations	—	17	—	40,599
Stafford/PLUS loan originations	496,720	416,721	1,295,156	952,050
Branding partner channel	70,217	334,685	665,788	935,992
Forward flow channel	75,260	114,488	126,304	517,548
Other channels	19,257	—	39,627	55,922

Total channel acquisitions	661,454	865,911	2,126,875	2,502,111

Repayments, claims, capitalized interest, participations, and other	(261,922)	(369,940)	(1,198,890)	(1,255,183)
Consolidation loans lost to external parties	(149,984)	(106,684)	(322,573)	(282,951)
Loans sold	(479,601)	—	(596,975)	(1,291,777)
Ending balance	$25,069,486	26,001,413	25,069,486	26,001,413

The Company has significant financing needs that it meets through the capital markets. Since August 2007, the capital markets have experienced unprecedented disruptions. Since the Company could not determine nor control the length of time or extent to which the capital markets would remain disrupted, it reduced its direct and indirect costs related to its asset generation activities and was more selective in pursuing origination activity in the direct to consumer channel. Accordingly, beginning in January 2008, the Company suspended Consolidation and private student loan originations and exercised contractual rights to discontinue, suspend, or defer the acquisition of student loans in connection with substantially all of its branding and forward flow relationships. Prior to and in conjunction with exercising this right, during the first quarter of 2008, the Company accelerated the purchase of loans from certain branding partner and forward flow lenders of approximately $511 million.

Historically, the Company funded new loan originations using loan warehouse facilities and asset-backed securitizations. Student loan warehousing has historically allowed the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. In July 2008, the Company did not renew its liquidity provisions on its FFELP warehouse facility. Accordingly, the facility became a term facility and no new loan originations could be funded with this facility. In August 2008, the Company began funding FFELP Stafford and PLUS student loan originations for the 2008-2009 academic year pursuant to the Department’s Participation Program.

On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the extension of the Participation Program from September 30, 2009 to September 30, 2010. The Company plans to continue to use the Participation Program and a participation agreement with Union Bank to fund loans for the 2009-2010 academic year. These facilities are allowing the Company to continue originating new federal student loans to all students regardless of the school they attend.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company’s allowance for loan losses is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Balance at beginning of period	$50,000	47,909	50,922	45,592
Provision for loan losses:
Federally insured loans	4,500	4,500	15,000	12,000
Non-federally insured loans	3,000	2,500	8,000	6,000
Total provision for loan losses	7,500	7,000	23,000	18,000
Charge-offs, net of recoveries:
Federally insured loans	(3,578)	(4,218)	(11,042)	(11,418)
Non-federally insured loans	(802)	(1,621)	(2,440)	(2,354)
Net charge-offs	(4,380)	(5,839)	(13,482)	(13,772)
Sale of federally insured loans	—	—	(520)	(750)
Sale of non-federally insured loans	(3,000)	—	(9,800)	—
Balance at end of period	$50,120	49,070	50,120	49,070
Allocation of the allowance for loan losses:
Federally insured loans	$29,015	24,366	29,015	24,366
Non-federally insured loans	21,105	24,704	21,105	24,704
Total allowance for loan losses	$50,120	49,070	50,120	49,070

Net loan charge-offs as a percentage of average student loans	0.070%	0.090%	0.070%	0.070%
Total allowance as a percentage of the ending balance of student
loans (excluding loans held-for-sale)	0.214%	0.189%	0.214%	0.189%
Allowance for non-federally insured loans as a percentage such loans	12.629%	8.966%	12.629%	8.966%
Average student loans	$25,056,836	26,035,006	25,148,707	26,220,486
Ending balance of student loans (excluding loans held-for-sale)	23,462,317	26,001,413	23,462,317	26,001,413
Ending balance of non-federally insured loans	167,114	275,520	167,114	275,520

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company’s student loan delinquency amounts:

	As of September 30, 2009		As of December 31, 2008
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment(1)	$8,042,550		$7,374,602
Loans in forebearance(2)	2,412,644		2,484,478
Loans in repayment status:
Loans current	12,464,768	86.2%	13,169,101	88.2%
Loans delinquent 31-60 days(3)	629,064	4.4	536,112	3.6
Loans delinquent 61-90 days(3)	325,522	2.3	240,549	1.6
Loans delinquent 91 days or greater(4)	1,027,824	7.1	983,099	6.6
Total loans in repayment	14,447,178	100.0%	14,928,861	100.0%
Total federally insured loans	$24,902,372		$24,787,941
Non-Federally Insured Loans:
Loans in-school/grace/deferment(1)	$45,022		$84,237
Loans in forebearance(2)	1,722		9,540
Loans in repayment status:
Loans current	112,063	93.1%	169,865	94.7%
Loans delinquent 31-60 days(3)	3,165	2.6	3,315	1.8
Loans delinquent 61-90 days(3)	1,871	1.6	1,743	1.0
Loans delinquent 91 days or greater(4)	3,271	2.7	4,408	2.5
Total loans in repayment	120,370	100.0%	179,331	100.0%
Total non-federally insured loans	$167,114		$273,108

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

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Variable student loan yield	2.64%	5.23%	2.95%	5.54%
Consolidation rebate fees	(0.68)	(0.72)	(0.70)	(0.74)
Premium and deferred origination costs amortization	(0.31)	(0.33)	(0.29)	(0.35)
Variable student loan net yield	1.65	4.18	1.96	4.45
Student loan cost of funds - interest expense	(1.07)	(3.30)	(1.58)	(3.73)
Student loan cost of funds - derivative settlements	0.08	0.06	0.20	0.25
Variable student loan spread	0.66	0.94	0.58	0.97
Variable rate floor income,
net of settlements on derivatives (a)	—	—	(0.04)	(0.08)
Fixed rate floor income,
net of settlements on derivatives	0.61	0.10	0.56	0.13

Core student loan spread	1.27%	1.04%	1.10%	1.02%

Average balance of student loans	$25,056,836	26,035,006	25,148,707	26,220,486
Average balance of debt outstanding	25,677,213	26,769,955	25,704,825	27,120,342

(a)
As a result of the ongoing volatility of interest rates, effective October 1, 2008, the Company changed its calculation of variable rate floor income to better reflect the economic benefit received by the Company. The economic benefit received by the Company related to variable rate floor income was $0.1 million for the three months ended September 30, 2008 and $7.5 million and $25.7 million for the nine months ended September 30, 2009 and 2008, respectively. There was no economic benefit received by the Company related to variable rate floor income for the three months ended September 30, 2009. Variable rate floor income calculated on a statutory maximum basis was $0.1 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively, and $23.9 million and $42.3 million for the nine months ended September 30, 2009 and 2008, respectively. Beginning October 1, 2008, and for presentation of prior periods, the economic benefit received by the Company has been used to determine core student loan spread. For the student loan spread analysis shown above, variable-rate floor income for prior periods was changed to reflect the economic benefit to conform to the current period presentation.

The Company’s core student loan spread during the three and nine months ended September 30, 2009 compared to 2008 was impacted by the following items:

Increases

•
The amortization of loan premiums and deferred origination costs, which is a reduction to core student loan spread, decreased as a result of reduced costs to acquire or originate loans and a decrease in the yield earned on student loans.

•
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating fixed rate floor income which is included in its core student loan spread. Due to lower interest rates in the three and nine month period ended September 30, 2009 compared to the same period in 2008, the Company received additional fixed rate floor income on a portion of its student loan portfolio. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” for additional information.

•
The Company has used derivative instruments to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities. The Company has entered into basis swaps in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements. During the three and nine months ended September 30, 2009, the Company received $3.1 million and $20.5 million, respectively, of settlements on its 1/3 Basis Swaps. During the first quarter of 2008, the Company received $0.9 million of settlements on its 1/3 Basis Swaps. No 1/3 Basis Swaps were outstanding during the three months ended September 30, 2008.

Decreases

•
The passage of the College Cost Reduction Act has reduced the yield on all FFELP loans originated after October 1, 2007. As of September 30, 2009, 10.6% of the Company’s federally insured student loan portfolio was originated after October 1, 2007 as compared to 4.1% as of September 30, 2008.

•
Historically, the movement of the various interest rate indices received on the Company’s student loan assets and paid on the debt to fund such loans was highly correlated. The short term movement of the indices was dislocated beginning in August 2007. Due to the unintended consequences of government intervention in the commercial paper markets and limited issuances of qualifying financial commercial paper, the relationship between the three-month financial CP and LIBOR rates has widened from historical levels. To address this issue, the Department announced that for purposes of calculating the FFELP loan index from October 27, 2008 to December 31, 2008, the Federal Reserve’s Commercial Paper Funding Facility rate was used for those days in which no three-month financial commercial paper rate was available. This action partially mitigated the volatility between CP and LIBOR for the three-month period ended on December 31, 2008. However, the Department of Education did not make a similar adjustment for 2009, which negatively impacted the Company’s net interest income for the three and nine months ended September 30, 2009.

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

•
The Company has used derivative instruments to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities. The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements (“the Average/Discrete Basis Swaps”). The Company received less settlements on its Average/Discrete Basis Swaps in the first and second quarters of 2009 compared to the same periods in 2008 due to the significant drop in interest rates in 2008 which triggered larger settlements during the first and second quarters of 2008.

Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Net interest income after provision
for loan losses	$66,896	58,767	8,129	13.8%	$143,284	112,001	31,283	27.9%

Loan and guaranty servicing revenue	—	(136)	136	(100.0)	—	26	(26)	(100.0)
Other income	9,959	4,079	5,880	144.2	18,851	13,787	5,064	36.7
Gain (loss) on sale of loans, net	8,788	—	8,788	100.0	8,386	(47,426)	55,812	(117.7)
Derivative market value, foreign currency,
and put option adjustments	—	—	—	—	—	466	(466)	(100.0)
Derivative settlements, net	4,914	789	4,125	522.8	38,807	55,954	(17,147)	(30.6)
Total other income	23,661	4,732	18,929	400.0	66,044	22,807	43,237	189.6

Salaries and benefits	1,693	1,980	(287)	(14.5)	5,203	6,157	(954)	(15.5)
Restructure expense - severance and contract
termination costs	—	—	—	—	—	1,845	(1,845)	(100.0)
Impairment expense	—	—	—	—	—	9,351	(9,351)	(100.0)
Other expenses	4,801	5,354	(553)	(10.3)	15,635	15,793	(158)	(1.0)
Intersegment expenses	20,764	18,200	2,564	14.1	59,372	57,754	1,618	2.8
Total operating expenses	27,258	25,534	1,724	6.8	80,210	90,900	(10,690)	(11.8)

"Base net income" before income taxes	63,299	37,965	25,334	66.7	129,118	43,908	85,210	194.1
Income tax expense	(24,054)	(14,047)	(10,007)	71.2	(49,066)	(15,889)	(33,177)	208.8

"Base net income"	$39,245	23,918	15,327	64.1%	$80,052	28,019	52,033	185.7%

Before Tax Operating Margin	69.9%	59.8%			61.7%	32.6%

Before Tax Operating Margin -
excluding restructure expense,
impairment expense, and loss on sale
of loans during the first quarter of 2008	69.9%	59.8%			61.7%	56.3%

Net interest income after provision for loan losses.
	Three months ended September 30,		Change
	2009	2008	Dollars	Percent
Loan interest	$205,978	351,331	(145,353)	(41.4)%
Consolidation rebate fees	(43,191)	(47,105)	3,914	8.3
Amortization of loan premiums and
deferred origination costs	(19,532)	(21,338)	1,806	8.5
Total loan interest	143,255	282,888	(139,633)	(49.4)
Investment interest	1,055	7,151	(6,096)	(85.2)
Total interest income	144,310	290,039	(145,729)	(50.2)
Interest on bonds and notes payable	69,572	223,523	(153,951)	(68.9)
Intercompany interest	342	749	(407)	(54.3)
Provision for loan losses	7,500	7,000	500	7.1
Net interest income after provision
for loan losses	$66,896	58,767	8,129	13.8%
`
•
Loan interest income decreased $145.4 million as a result of a decrease in the average student loan portfolio of $1.0 billion (3.8%) and a decrease in the yield earned on student loans due to a decrease in interest rates for the three months ended September 30, 2009 compared to the same period in 2008. In addition, the passage of the College Cost Reduction Act has reduced the yield on all FFELP loans originated after October 1, 2007. As of September 30, 2009, 10.6% of the Company’s federally insured student loan portfolio was originated after October 1, 2007 as compared to 4.2% as of September 30, 2008. These decreases were offset by an increase of $29.3 million due to an increase in fixed rate floor income.

•	Consolidation rebate fees decreased due to the $1.7 billion (9.7%) decrease in the average consolidation portfolio.

•	The amortization of loan premiums and deferred origination costs decreased as a result of reduced costs to acquire or originate loans and a decrease in the yield earned on student loans.

•	Investment income decreased as a result of lower interest rates in the second quarter of 2009 as compared to the same period in 2008.

•
Interest expense decreased as a result of a decrease in interest rates on the Company’s variable rate debt which lowered the Company’s cost of funds (excluding net derivative settlements) to 1.07% for the three months ended September 30, 2009 compared to 3.30% for the same period a year ago. In addition, average debt decreased by $1.1 billion (4.1%) for the three months ended September 30, 2009 compared to the same period in 2008.

•	The provision for loan losses increased for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to increases in delinquencies.

	Nine months ended September 30,		Change
	2009	2008	Dollars	Percent

Loan interest	$653,553	1,083,078	(429,525)	(39.7)%
Consolidation rebate fees	(131,496)	(144,680)	13,184	9.1
Amortization of loan premiums and
deferred origination costs	(54,972)	(69,583)	14,611	21.0
Total loan interest	467,085	868,815	(401,730)	(46.2)
Investment interest	6,045	23,875	(17,830)	(74.7)
Total interest income	473,130	892,690	(419,560)	(47.0)
Interest on bonds and notes payable	305,522	761,300	(455,778)	(59.9)
Intercompany interest	1,324	1,389	(65)	(4.7)
Provision for loan losses	23,000	18,000	5,000	27.8
Net interest income (loss) after provision
for loan losses	$143,284	112,001	31,283	(27.9)%

•
Loan interest income decreased $429.5 million as a result of a decrease in the average student loan portfolio of $1.1 billion (4.1%) and a decrease in the yield earned on student loans due to a decrease in interest rates for the nine months ended September 30, 2009 compared to the same period in 2008. In addition, the passage of the College Cost Reduction Act has reduced the yield on all FFELP loans originated after October 1, 2007. As of September 30, 2009, 10.6% of the Company’s federally insured student loan portfolio was originated after October 1, 2007 as compared to 4.2% as of September 30, 2008. These decreases were offset by an increase of $77.2 million due to an increase in fixed rate floor income.

•	Consolidation rebate fees decreased due to the $2.2 billion (12.1%) decrease in the average consolidation portfolio.

•	The amortization of loan premiums and deferred origination costs decreased as a result of reduced costs to acquire or originate loans and a decrease in the yield earned on student loans.

•	Investment income decreased as a result of lower interest rates for the nine months ended September 30, 2009 as compared to the same period in 2008.

•
Interest expense decreased as a result of a decrease in interest rates on the Company’s variable rate debt which lowered the Company’s cost of funds (excluding net derivative settlements) to 1.58% for the nine months ended September 30, 2009 compared to 3.73% for the same period a year ago. In addition, average debt decreased by $1.4 billion (5.2%) for the nine months ended September 30, 2009 compared to the same period in 2008.

•	The provision for loan losses increased for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to increases in delinquencies.

Other income. The increase in other income is due to the Company purchasing certain asset-backed securities resulting in the recognition of a gain of $5.9 million during the three months ended September 30, 2009.

Gain (loss) on sale of loans, net.

A summary of gains (losses) from the sale of student loan assets during 2008 and 2009 follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Department's Purchase Program (a)	$9,689	—	9,689	—
Private loan participations (b)	(695)	—	(695)	—
FFELP loan sales to a related party (c)	(206)	—	(608)	—
FFELP loan sales to a third party (d)	—	—	—	(47,426)

Gain (loss) on sale of loans, net	$8,788	—	8,386	(47,426)

(a)	During the three months ended September 30, 2009, the Company sold $427.7 million of student loans to the Department under the Purchase Program.

(b)
During the three and nine months ended September 30, 2009, the Company participated $30.5 million and $95.5 million, respectively, of non-federally insured loans to third parties, which resulted in the recognition of a net loss on the sale of these loans for both periods.

(c)	During the three and nine months ended September 30, 2009, the Company sold $21.4 million (par value) and $61.5 million (par value), respectively, of federally insured student loans.

(d)
The Company sold $1.3 billion (par value) of student loans to third parties in 2008 in order to reduce the amount of student loans remaining under the Company’s multi-year committed financing facility for FFELP loans, which reduced the Company’s exposure related to certain equity support provisions included in this facility.

Derivative settlements, net. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting. Derivative settlements for each applicable period should be evaluated with the Company’s net interest income as shown in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Generation and Management Operating Segment – Results of Operations – Student Loan Spread Analysis.”

Intersegment expenses. Intersegment expenses increased in 2009 compared to the same periods in 2008 due to additional fees paid to the Student Loan and Guaranty Servicing operating segment. These additional fees relate to an increase in origination fees due to an increase in disbursement volume, an increase in fees related to the number of loans transferred between various financings as the Company was executing financing strategies, and incurring conversion fees as a result of the Company selling $427.7 million of student loans to the Department under the Purchase Program.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s fee generating businesses are non-capital intensive and all produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to the fee-based segments and any liquidity or capital needs are satisfied using cash flow from operations. Therefore, the Liquidity and Capital Resources discussion is concentrated on the Company’s liquidity and capital needs to fund new FFELP student loan originations and meet existing debt obligations, primarily related to debt facilities in the Asset Generation and Management operating segment and unsecured corporate debt.

The Company has historically utilized operating cash flow, secured financing transactions (which include warehouse facilities and asset-backed securitizations), operating lines of credit, and other borrowing arrangements to fund its Asset Generation and Management operations and student loan acquisitions. In addition, the Company has used operating cash flow, borrowings on its unsecured line of credit, and unsecured debt offerings to fund corporate activities, business acquisitions, and repurchases of common stock.

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

Liquidity Needs

The Company has two primary liquidity needs:

•	Fund new FFELP Stafford and PLUS loan originations for the 2009-2010 academic year
•	Satisfy debt obligations, specifically its unsecured senior notes and unsecured line of credit

The following table summarizes the Company’s debt obligations as of September 30, 2009.

	Carrying	Interest rate
	amount	range	Final maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$22,183,537	0.30% - 6.90%	11/01/09 - 07/01/43
DOE Participation	1,902,909	0.91%	10/15/2009 and 09/30/10
FFELP warehouse facility	361,279	0.22% - 0.38%	08/03/12
DOE Conduit	1,155,351	0.37%	05/08/14
	25,603,076

Unsecured Corporate Debt and other:
Senior notes	66,716	5.125%	06/01/10
Unsecured line of credit	691,500	0.73% - 0.79%	05/08/12
Junior Subordinated Hybrid securities	198,250	7.40%	09/15/61
Other borrowings	26,551	0.26% - 5.10%	01/10/10 - 11/01/15
	983,017

	$26,586,093

Bonds and notes issued in asset backed securitizations are structured to substantially match the maturity of the funded assets and there are minimal liquidity issues related to these facilities. Other secured bonds and notes included under Asset Generation and Management in the above table are limited obligation borrowings which are secured by student loan assets and related collateral.

Sources of Liquidity

Sources of Liquidity Available for New FFELP Stafford and PLUS Loans

The Company has unlimited sources of liquidity available for new FFELP Stafford and PLUS loan originations for the 2009-2010 academic year under the Department’s Participation and Purchase Programs. In addition, the Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans, and in August 2009, the Company entered into a FFELP warehouse facility that has a maximum financing amount of $500.0 million with a revolving financing structure.

The Company plans to fund all 2009-2010 academic year loans using the Participation Program, the agreement with Union Bank, and the new FFELP warehouse facility. These facilities are described in further detail below.

Department of Education’s Loan Participation and Purchase Commitment Programs

In August 2008, the Department implemented the Purchase and Participation Programs pursuant to ECASLA. Under the Department’s Purchase Program, the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Under the Participation Program, the Department provides interim short term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program for the 2008-2009 academic year were required to be either refinanced by the lender or sold to the Department pursuant to the Purchase Program prior to its expiration on October 15, 2009. To be eligible for purchase or participation under the Department’s programs, loans were originally limited to FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, with eligible borrower benefits.

On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the extension of the Participation Program and Purchase Program from September 30, 2009 to September 30, 2010. The Department indicated that loans for the 2008-2009 academic year funded under the Department's Participation Program were required to be refinanced or sold to the Department prior to October 15, 2009. On November 8, 2008, the Department announced the replication of the terms of the Participation and Purchase Programs, in accordance with the October 7, 2008 legislation, which will include FFELP student loans made for the 2009-2010 academic year.

As of September 30, 2009, the Company had $1.9 billion of FFELP loans funded using the Participation Program, of which $1.6 billion were 2008-2009 academic year loans and are classified as held for sale on the Company’s consolidated balance sheet. These loans were sold to the Department under its Purchase Program in October 2009. Upon selling the $1.6 billion of loans, the Company recognized a gain of $26.9 million.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day period upon termination of the participation certificate. As of September 30, 2009, $681.9 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

FFELP Warehouse Facility

On August 3, 2009, the Company entered into a FFELP warehouse facility (the “2009 FFELP Warehouse Facility”). The 2009 FFELP Warehouse Facility has a maximum financing amount of $500.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which expire on August 2, 2010. The final maturity date of the facility is August 3, 2012. In the event the Company is unable to renew the liquidity provisions by August 2, 2010, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by August 3, 2012.

The 2009 FFELP Warehouse Facility provides for formula based advance rates depending on FFELP loan type up to a maximum of 92 percent to 98 percent of the principal and interest financed. The advance rates for collateral may increase or decrease based on market conditions. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility. Unlike the Company’s prior FFELP warehouse facility, the new facility does not require the Company to refinance or remove a percentage of the pledged student loan collateral on an annual basis. As of November 6, 2009, $179.1 million was outstanding under this facility and $320.9 million was available for future use. Upon termination or expiration of the facility, the company would expect to access the securitization market, use operating cash, rely on sale of assets, or transfer collateral to satisfy any remaining obligations.

Asset-backed securities transactions

Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market. Asset-backed securities transactions would be used to refinance student loans included in the FFELP warehouse facility, the DOE Conduit facility for certain loans disbursed before September 30, 2009, and/or existing asset-backed security transactions. The FFELP warehouse facility and DOE Conduit facility have advance rates that are less than par. As of November 9, 2009, the Company has approximately $13 million and $60 million, respectively, advanced in operating cash in these facilities. Depending on the terms of asset-backed security transactions, refinancing loans included in these facilities could produce positive cash flow to the Company and are contemplated by management when making student loan financing decisions.

On October 22, 2009, the Company completed an asset-backed securities transaction of $434.0 million. The Company used the proceeds from the sale of these notes to purchase student loans previously financed in other asset-backed securitizations and the FFELP warehouse facility.

Sources of Liquidity Available to Satisfy Debt Obligations

The sources of liquidity available to satisfy debt obligations include:

•	Sources of liquidity currently available
•	Cash generated from operations
•	Cash generated from existing portfolio

Sources of liquidity currently available

The following table details the Company’s sources of liquidity currently available (as of November 9, 2009):

Sources of primary liquidity: (a)
Cash and cash equivalents (b)	$375,000
Unencumbered FFELP student loan assets	22,000
Unencumbered private student loan assets	136,000
Unused unsecured line of credit (c)	51,000

Total sources of primary liquidity	$584,000

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

(c)
The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank, a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect Lehman to fund future borrowing requests. The amount included in the table above excludes Lehman’s commitment.

Cash generated from operations

The Company has historically generated positive cash flow from operations. For the nine months ended September 30, 2009, the Company has net cash flow from operating activities of $214.7 million.

Cash generated from existing portfolio

Of the $26.6 billion of debt outstanding as of September 30, 2009, $19.7 billion was issued under asset-backed securitizations that primarily reprice at a fixed spread to three month LIBOR and are structured to substantially match the maturity of the funded assets. These notes fund FFELP student loans that are predominantly set based on a spread to three month commercial paper. Based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from these transactions will be approximately $1.35 billion as detailed below. These cash flows consist of net spread and servicing and administrative revenue in excess of estimated cost. The Company expects the future cash flow would correspond to earnings when excluding the amortization of loan premiums and deferred origination costs, potential derivative activity used by the Company to hedge the portfolio, and other portfolio management and administrative costs. Because the Company does not use gain-on-sale accounting when issuing asset-backed securitizations, the future earnings of these transactions are not yet reflected in the Company’s consolidated financial statements.

Unsecured Line of Credit

The Company has a $750.0 million unsecured line of credit that terminates in May 2012. As of September 30, 2009, there was $691.5 million outstanding on this line. The weighted average interest rate on this line of credit was 0.77% as of September 30, 2009. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary. The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank, a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect Lehman to fund future borrowing requests. As of November 9, 2009, excluding Lehman’s lending commitment, the Company had $51.2 million available for future use under its unsecured line of credit.

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

As of September 30, 2009, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

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

Debt Repurchases

Due to the Company’s improved cash position, the Company repurchased debt during 2009 as summarized below. Any gains recorded by the Company from the purchase of debt are included in “other income” on the Company’s consolidated statement of operations.

	5.125% Senior Notes due 2010			Junior Subordinated Hybrid Securities			Asset-backed securities (a)
	Notional	Purchase	Gain	Notional	Purchase	Gain	Notional	Purchase	Gain
	amount	price	(loss)	amount	price	(loss)	amount	price	(loss)
Three months ended:
March 31, 2009	$34,866	26,791	8,075	—	—	—	—	—	—
June 30, 2009	35,520	31,080	4,440	1,750	350	1,400	1,100	1,078	22
September 30, 2009	137,898	138,505	(607)	—	—	—	44,950	39,095	5,855

Nine months ended September 30, 2009	208,284	196,376	11,908	1,750	350	1,400	46,050	40,173	5,877

Subsequent to September 30, 2009
through November 9, 2009	—	—	—	—	—	—	140,200	126,159	14,041

Total debt repurchased	$208,284	196,376	11,908	1,750	350	1,400	186,250	166,332	19,918

Balance as of September 30, 2009	$66,716			$198,250

(a)
In accordance with the various indentures, the Company expects to continue to use funds available in the trust to purchase certain asset-backed securities for cash in open market transactions, privately negotiated transactions, or otherwise to redeem such securities. Under the terms of the indentures, the purchase price paid in any such transaction must be less than the par amount of securities acquired. Any redemptions in the normal course must be made at par. Any such transaction will depend on prevailing market conditions, liquidity requirements, contractual restrictions, compliance with securities laws, and other factors.

The Company's 5.125% Senior Notes due 2010 (the "Senior Notes") were previously covered debt under a Replacement Capital Covenant dated September 27, 2006 (the "RCC"). Under the RCC, if $100 million or more of the Senior Notes remained outstanding, the Company was restricted in its ability to repurchase or redeem its Junior Subordinated Hybrid Securities. On September 17, 2009, the Company announced that less than $100 million of the Senior Notes remained outstanding, and therefore the RCC no longer provided any benefit to the holders of the Senior Notes. The Company has no other eligible senior debt or eligible subordinated debt under the terms of the RCC, therefore the RCC and the restrictions on repurchase or redemption of the Junior Subordinated Hybrid Securities are of no further force and effect.

Contractual Obligations

The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment. The Company’s contractual obligations as of September 30, 2009 were as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Bonds and notes payable	$26,586,093	2,384,286	803,338	1,436,564	21,961,905
Operating lease obligations (a)	29,476	8,483	11,999	7,799	1,195
Other	31,764	31,764	—	—	—
Total	$26,647,333	2,424,533	815,337	1,444,363	21,963,100

(a)	Operating lease obligations are presented net of approximately $1.9 million in sublease arrangements.

As of September 30, 2009, the Company had a reserve of $5.7 million for uncertain income tax positions (including the federal benefit received from state positions and accrued interest). This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

The Company has an obligation to purchase $31.8 million of private loans from an unrelated financial institution in quarterly installments of approximately $5.0 million through the third quarter of 2010 with any remaining amount to be purchased at that time. This obligation is included in “other” in the above table.

During the three and nine month periods ended September 30, 2009, the Company participated $30.5 million and $95.5 million, respectively, of non-federally insured loans to third parties. The Company has accounted for these participations as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests when such loans become 60 or 90 days delinquent. As of September 30, 2009, the Company has $10.6 million accrued related to this obligation which is included in “other liabilities” in the Company’s consolidated balance sheet. This obligation is not included in the above table.

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

•
infiNET Integrated Solutions, Inc. (“infiNET”) – Stock price guarantee of $104.8375 per share on 95,380 shares of Class A Common Stock (less the greater of $41.9335 or the gross sales price such seller obtains from a sale of the shares occurring prior to February 28, 2011 as defined in the agreement) issued as part of the original purchase price. The obligation to pay this guaranteed stock price is due February 28, 2011 and is not included in the table above. Based upon the closing sale price of the Company’s Class A Common Stock as of September 30, 2009 of $12.44 per share, the Company’s obligation under this stock price guarantee would have been $6.0 million (($104.8375 - $41.9335) x 95,380 shares). Any cash paid by the Company in consideration of satisfying the guaranteed value of stock issued for this acquisition would be recorded by the Company as a reduction to additional paid-in capital.

Dividends

In the first quarter of 2007, the Company began paying dividends of $0.07 per share on the Company's Class A and Class B Common Stock which were paid quarterly through the first quarter of 2008. On May 21, 2008, the Company announced that it was temporarily suspending its quarterly dividend program. On November 5, 2009, the Company's Board of Directors voted to reinstate the quarterly dividend program. Accordingly, a dividend of $0.07 per share on the Company's Class A and Class B Common Stock will be paid on December 15, 2009 to all holders of record as of December 1, 2009.

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

Revenue Recognition

Student Loan Income – The Company recognizes student loan income as earned, net of amortization of loan premiums and deferred origination costs. Loan income is recognized based upon the expected yield of the loan after giving effect to borrower utilization of incentives such as principal reductions for timely payments (“borrower benefits”) and other yield adjustments. The estimate of the borrower benefits discount is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits. For competitive and liquidity purposes, the Company frequently changes the borrower benefit programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the borrower benefit discount. Loan premiums, deferred origination costs, and borrower benefits are included in the carrying value of the student loan on the consolidated balance sheet and are amortized over the estimated life of the loan. The most sensitive estimate for loan premiums, deferred origination costs, and borrower benefits is the estimate of the constant prepayment rate (“CPR”). CPR is a variable in the life of loan estimate that measures the rate at which loans in a portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance. A number of factors can affect the CPR estimate such as the rate of consolidation activity and default rates. Should any of these factors change, the estimates made by management would also change, which in turn would impact the amount of loan premium and deferred origination cost amortization recognized by the Company in a particular period.

Other Income – Other income is primarily attributable to fees for providing services and the sale of lists and print products. Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. The Company’s service fees are determined based on written price quotations or service agreements having stipulated terms and conditions that do not require management to make any significant judgments or assumptions regarding any potential uncertainties. Revenue from the sale of lists and print products is generally earned and recognized, net of estimated returns, upon shipment or delivery.

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

Goodwill and Intangible Assets – Impairment Assessments

The Company reviews goodwill for impairment annually and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable. The Company performs a two-step impairment test on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

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

Derivative Accounting

The Company records every derivative instrument, including certain derivative instruments embedded in other contracts, at fair value on the balance sheet as either an asset or liability. The Company determines the fair value for its derivative contracts using either (i) pricing models that consider current market conditions and the contractual terms of the derivative contract or (ii) counterparty valuations. These factors include interest rates, time value, forward interest rate curve, and volatility factors, as well as foreign exchange rates. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting. Accordingly, changes in the fair value of derivative instruments are reported in current period earnings. Net settlements on derivatives are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued authoritative guidance on fair value measurements. The guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company expanded disclosures about fair value measurements as of January 1, 2008, the effective date for the Company.

In February 2008, the FASB delayed issuing guidance to expand disclosure requirements about fair value measurements on nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years (January 1, 2009 for the Company). Effective January 1, 2009, the Company expanded disclosures about fair value measurements on certain nonfinancial assets and nonfinancial liabilities, which are recorded at fair value only upon impairment.

In light of the economic turmoil occurring in the United States, the FASB issued authoritative guidance on October 10, 2008 in regards to determining the fair value of a financial asset when the market for that asset is not active. The guidance clarified, among other things, that quotes and other market inputs need not be solely used to determine fair value if they do not relate to an active market. The guidance points out that when relevant observable market information is not available, an approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable (such as a discounted cash flow analysis). Regardless of the valuation technique applied, entities must include appropriate risk adjustments that market participants would make, including adjustments for nonperformance risk (credit risk) and liquidity risk.

In April 2009, the FASB released guidance on determining fair value when volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The guidance became effective for the Company for the interim period ended June 30, 2009 and will be applied prospectively. The guidance does not have a material impact on the preparation of and disclosures in the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance, which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. The guidance also requires changes to certain presentation and disclosure requirements. For the Company, the guidance was effective January 1, 2009 and does not have a material impact on the preparation of the Company’s consolidated financial statements. The guidance is to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented.

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows. The guidance also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the guidance as of January 1, 2009, the effective date for the Company (see note 5 in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q).

In April 2009, the FASB issued authoritative guidance on the recognition and presentation of other-than-temporary impairment. The guidance amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing "intent and ability" indicator. Under the new guidance, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, the guidance changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The guidance was effective for the Company for the interim period ended June 30, 2009. The guidance does not have a material impact on the preparation of and disclosures in the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on interim disclosure about fair value of financial instruments. The guidance requires interim disclosures regarding the fair values of financial instruments. Additionally, the guidance requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. The guidance does not change the accounting treatment for these financial instruments and was effective for the Company for the interim period ended June 30, 2009 (see note 8 in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q).

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. The guidance was effective for interim and annual periods ending after June 15, 2009. The Company adopted the guidance on June 30, 2009, the effective date for the Company (see note 1 in the notes to the financial statements included in this Quarterly Report on Form 10-Q).

In June 2009, the FASB issued authoritative guidance on improving the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance removes the concept of a qualifying special-purpose entity. Additionally, the guidance defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and also requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The guidance is effective for fiscal periods ending after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the impacts and disclosures related to this guidance.

In June 2009, the FASB issued authoritative guidance for determining whether an entity is a variable interest entity in addition to subjecting enterprises to a number of other requirements including, among other things: (i) requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and specifies the characteristics the primary beneficiary of a variable interest entity must have to be designated as such; (ii) requiring an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance; (iii) requiring the ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; (iv) the elimination of the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and (v) adding an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that investors of the equity investment at risk, as a group, lose the power from voting or similar rights of the investment to direct the activities of the entity that have the most significant impact on the entity’s economic performance. The guidance is effective for fiscal and interim periods ending after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the impacts and disclosures related to this guidance.

In June 2009, the FASB issued authoritative guidance on the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Company adopted the guidance on September 30, 2009, the effective date for the Company.

In August 2009, the FASB issued authoritative guidance allowing companies to determine the fair value of a liability by using the perspective of an investor that holds the related obligation as an asset. The guidance is effective for interim and annual periods beginning after August 27, 2009 and applies to all fair-value measurements of liabilities required by GAAP. The guidance does not have a material impact on the preparation of and disclosures in the Company’s consolidated financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. The guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for the Company), with early adoption permitted. The Company is currently evaluating the impacts and disclosures related to this new guidance.

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for the Company), with early adoption permitted. The Company is currently evaluating the impacts and disclosures related to this new guidance.

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

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of September 30, 2009		As of December 31, 2008
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$8,858,739	35.3%	$2,532,609	10.1%
Variable-rate loan assets	16,210,747	64.7	22,528,440	89.9
Total	$25,069,486	100.0%	$25,061,049	100.0%

Fixed-rate debt instruments	$451,240	1.7%	$677,096	2.5%
Variable-rate debt instruments	26,134,853	98.3	26,110,863	97.5
Total	$26,586,093	100.0%	$26,787,959	100.0%

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

For the three months ended September 30, 2009 and 2008, loan interest income includes approximately $39.3 million and $6.8 million, respectively, of fixed rate floor income. For the nine months ended September 30, 2009 and 2008, loan interest income includes approximately $106.6 million and $25.2 million, respectively, of fixed rate floor income.

As a result of the ongoing volatility of interest rates, effective October 1, 2008, the Company changed its calculation of variable rate floor income to better reflect the economic benefit received by the Company related to this income taking into consideration the volatility of certain rate indices which offset the value received. The economic benefit received by the Company related to variable rate floor income was $0.1 million for the three months ended September 30, 2008 and $7.5 million and $25.7 million for the nine months ended September 30, 2009 and 2008, respectively. There was no economic benefit received by the Company related to variable rate floor income for the three months ended September 30, 2009. Variable rate floor income calculated on a statutory maximum basis was $0.1 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively, and $23.9 million and $42.3 million for the nine months ended September 30, 2009 and 2008, respectively.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that are earning fixed rate floor income as of September 30, 2009:

	Borrower/	Estimated	Balance of
Fixed	lender	variable	assets earning fixed-rate
interest	weighted	conversion	floor income as of
rate range	average yield	rate (a)	September 30, 2009

3.0 - 3.49%	3.21%	0.57%	$1,873,340
3.5 - 3.99%	3.65%	1.01%	1,936,910
4.0 - 4.49%	4.20%	1.56%	1,536,050
4.5 - 4.99%	4.72%	2.08%	845,801
5.0 - 5.49%	5.25%	2.61%	550,018
5.5 - 5.99%	5.67%	3.03%	328,894
6.0 - 6.49%	6.19%	3.55%	387,812
6.5 - 6.99%	6.70%	4.06%	343,523
7.0 - 7.49%	7.17%	4.53%	119,245
7.5 - 7.99%	7.71%	5.07%	202,473
8.0 - 8.99%	8.16%	5.52%	460,447
> 9.0%	9.04%	6.40%	274,226
			$8,858,739

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to variable rate. As of September 30, 2009, the short-term interest rate was 29 basis points.

The following table summarizes the outstanding derivatives instruments as of September 30, 2009 used by the Company to hedge fixed-rate student loan assets.

		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2010	$1,000,000	0.76%

(a)	For all interest rate derivatives for which the Company pays a fixed rate, the Company receives discrete three-month LIBOR.

As of September 30, 2009, the Company had $3.3 billion of student loan assets that were eligible to earn variable-rate floor income.

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

The following table presents the Company’s FFELP student loan assets and related funding arranged by underlying indices as of September 30, 2009:

Index (f)	Frequency of Variable Resets	Assets	Debt outstanding that funded student loan assets (a)

3 month H15 financial commercial paper (b)	Daily	$23,823,346	1,902,909
3 month Treasury bill	Varies	1,079,026	—
3 month LIBOR (c)	Quarterly	—	19,749,843
Auction-rate or remarketing	Varies	—	2,247,420
Asset-backed commercial paper (d)	Varies	—	1,516,630
Fixed rate		—	186,274
Other (e)		700,704	—
		$25,603,076	25,603,076

(a)
The Company has certain basis swaps outstanding in which the Company (i) receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the individual agreements (the “Average/Discrete Basis Swaps”); and (ii) receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1/3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of September 30, 2009:

	Notional Amount
Maturity	Average/Discrete Basis Swaps	1/3 Basis Swaps

2010	$—	1,000,000
2011 (a)	6,000,000	—
2013	—	500,000
2014	—	500,000
2018	—	1,300,000
2019	—	500,000
2021	—	250,000
2023	—	1,250,000
2024	—	250,000
2028	—	100,000
2039	—	150,000

	$6,000,000	5,800,000

(a)	Certain of these derivatives have forward effective start dates of January 2010 ($1.5 billion), February 2010 ($1.5 billion), and March 2010 ($1.5 billion).

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

(d)
Asset-backed commercial paper consists of $361 million funded in the Company’s FFELP warehouse facility and $1.2 billion funded through the Department’s Conduit Program. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates.

(e)	Assets include restricted cash and investments and other assets.

(f)
Historically, the movement of the various interest rate indices received on the Company’s student loan assets and paid on the debt to fund such loans was highly correlated. The short term movement of the indices was dislocated beginning in August 2007. This dislocation has had a negative impact on the Company’s student loan net interest income as compared to historical periods.

Financial Statement Impact of Derivative Instruments

The Company recognizes changes in the fair value of derivative instruments currently in earnings unless specific hedge accounting criteria are met. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting; consequently, the change in fair value of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company’s derivatives are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of operations and resulted in income of $42.2 million and $19.9 million for the three and nine months ended September 30, 2009, respectively, and expense of $119.9 million and $72.4 million for the three and nine months ended September 30, 2008, respectively.

The following summarizes the derivative settlements included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of operations:

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Settlements:
Interest rate swaps	$(436)	(3,175)	$(447)	(14,194)
Average/discrete basis swaps	646	(3,999)	11,707	40,711
1/3 basis swaps	3,071	—	20,473	894
Cross-currency interest rate swaps	1,633	7,963	7,074	18,578
Total settlements	$4,914	789	$38,807	45,989

Sensitivity Analysis

The following tables summarize the effect on the Company’s earnings, based upon a sensitivity analysis performed by the Company assuming hypothetical increases in interest rates of 100 basis points and 300 basis points while funding spreads remain constant. In addition, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 10 basis points and 30 basis points while holding the asset index constant, if the funding index is different than the asset index. The effect on earnings was performed on the Company’s variable rate assets and liabilities. The analysis includes the effects of the Company’s interest rate and basis swaps in existence during these periods.
	Three months ended September 30, 2009
	Interest Rates
	Change from increase		Change from increase		Asset and funding index mismatches
	of 100 basis points		of 300 basis points		Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income
before impact of derivative settlements	$(17,600)	(24.8)%	(30,431)	(42.9)%	(6,472)	(9.1)%	(19,416)	(27.4)%
Impact of derivative settlements	1,377	1.9	4,130	5.8	—	—	—	—
Increase (decrease) in net income before taxes	$(16,223)	(22.9)%	(26,301)	(37.1)%	(6,472)	(9.1)%	(19,416)	(27.4)%
Increase (decrease) in basic and diluted
earnings per share	$(0.21)		(0.35)		(0.09)		(0.26)

	Three months ended September 30, 2008
	Interest Rates
	Change from increase		Change from increase		Asset and funding index mismatches
	of 100 basis points		of 300 basis points		Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income
before impact of derivative settlements	$(2,299)	(6.1)%	(3,931)	(10.4)%	(6,743)	(17.9)%	(20,229)	(53.6)%
Impact of derivative settlements	3,101	8.2	4,650	12.3	—	—	—	—
Increase (decrease) in net income before taxes	$802	2.1%	719	1.9%	(6,743)	(17.9)%	(20,229)	(53.6)%
Increase (decrease) in basic and diluted
earnings per share	$0.01		0.01		(0.09)		(0.26)

	Nine months ended September 30, 2009
	Change from increase of 100 basis points		Change from increase of 300 basis points		Asset and funding index mismatches
	Dollar	Percent	Dollar	Percent	Increase of 10 basis points		Increase of 30 basis points
Effect on earnings:
Increase (decrease) in pre-tax net income
before impact of derivative settlements	$(80,676)	(63.0)%	(102,677)	(80.2)%	(19,229)	(15.0)%	(57,685)	(45.0)%
Impact of derivative settlements	1,418	1.1	4,212	3.3	—	—	—	—
Increase (decrease) in net income before taxes	$(79,258)	(61.9)%	(98,465)	(76.9)%	(19,229)	(15.0)%	(57,685)	(45.0)%
Increase (decrease) in basic and diluted
earning per share	$(1.02)		(1.26)		(0.25)		(0.74)

	Nine months ended September 30, 2008
	Change from increase of 100 basis points		Change from increase of 300 basis points		Asset and funding index mismatches
	Dollar	Percent	Dollar	Percent	Increase of 10 basis points		Increase of 30 basis points
Effect on earnings:
Increase (decrease) in pre-tax net income
before impact of derivative settlements	$(24,704)	(1,622.1)%	(51,031)	(3,350.7)%	(20,239)	(1,328.9)%	(60,719)	(3,986.8)%
Impact of derivative settlements	17,818	1,169.9	48,799	3,204.1	—	—	—	—
Increase (decrease) in net income before taxes	$(6,886)	(452.2)%	(2,232)	(146.6)%	(20,239)	(1,328.9)%	(60,719)	(3,986.8)%
Increase in basic and diluted
earning per share	$(0.09)		(0.03)		(0.26)		(0.78)

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

The Company entered into cross-currency interest rate swaps in connection with the issuance of the Euro Notes. Under the terms of these derivative instrument agreements, the Company receives from a counterparty a spread to the EURIBOR index based on notional amounts of €420.5 million and €352.7 million and pays a spread to the LIBOR index based on notional amounts of $500.0 million and $450.0 million, respectively. In addition, under the terms of these agreements, all principal payments on the Euro Notes will effectively be paid at the exchange rate in effect as of the issuance of the notes. The Company did not qualify these derivative instruments as hedges under accounting authoritative guidance; consequently, the change in fair value is included in the Company’s operating results.

For the three and nine months ended September 30, 2009, the Company recorded an expense of $39.4 million and $56.0 million, respectively, as a result of re-measurement of the Euro Notes and income of $44.8 million and $28.9 million, respectively, for the change in the fair value of the related derivative instruments. For the three and nine months ended September 30, 2008, the Company recorded income of $128.9 million and $40.4 million, respectively, as a result of the re-measurement of the Euro Notes and losses of $129.0 million and $37.3 million, respectively, for the change in the fair value of the related derivative instruments. These amounts are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of operations.

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

Regulatory Reviews

The Department of Education periodically reviews participants in the FFELP for compliance with program provisions. On June 28, 2007, the Department notified the Company that it would be conducting a review of the Company’s practices in connection with the prohibited inducement provisions of the Higher Education Act and the associated regulations that allow borrowers to have a choice of lenders. The Company understands that the Department selected several schools and lenders for review. The Company responded to the Department’s requests for information and documentation and cooperated with their review. On May 1, 2009, the Company received the Department’s preliminary program review report, which covered the Department’s review of the period from October 1, 2002 to September 30, 2007. The preliminary program review report contained certain initial findings of noncompliance with the Higher Education Act’s prohibited inducement provisions and required that the Company provide an explanation for the basis of the arrangements noted in the preliminary program review report. The Company has responded and provided an explanation of the arrangements noted in the Department of Education’s initial findings, and the Department of Education is expected to issue a final program review determination letter and advise the Company whether it intends to take any additional action. To the extent any findings are contained in a final letter, the additional action may include the assessment of fines or penalties, or the limitation, suspension, and termination of the Company’s participation in the FFELP.

In connection with the Company’s settlement agreement with the Department of Education in January 2007 to resolve the Office of Inspector General of the Department of Education (the “OIG”) audit report with respect to the Company’s student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate (the “Settlement Agreement”), the Company was informed in February 2007 by the Department of Education that a civil attorney with the Department of Justice had opened a file regarding the issues set forth in the OIG report, which the Company understands is common procedure following an OIG audit report. The Company has engaged in discussions with and provided information to the Department of Justice in connection with the review.

While the Company is unable to predict the ultimate outcome of these reviews, the Company believes its practices complied with applicable law, including the provisions of the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations.

United States ex rel Oberg v. Nelnet, Inc. et al

On September 28, 2009, the Company was served with a Summons and First Amended Complaint naming the Company as one of ten defendants in a “qui tam” action brought by Jon H. Oberg on behalf of the United States of America. Qui tam actions assert claims by an individual on behalf of the federal government, and are filed under seal until the government decides, if at all, to intervene in the case.

An original complaint in the action was filed under seal in the U.S. District Court for the Eastern District of Virginia on September 21, 2007, and was unsealed on August 26, 2009 upon the government’s filing of a Notice of Election to Decline Intervention in the matter. The First Amended Complaint (the “Oberg Complaint”) was filed on August 24, 2009 and alleges the defendant student loan lenders submitted false claims for payment to the Department of Education in order to obtain special allowance payments on certain student loans at a rate of 9.5%, which the Oberg Complaint alleges is in excess of amounts permitted by law. The Oberg Complaint seeks the imposition of civil penalties and treble the amount of damages sustained by the government in connection with the alleged overbilling by the defendants for special allowance payments. The Oberg Complaint alleges that approximately $407 million in unlawful 9.5% special allowance payment claims were submitted by the Company to the Department of Education.

The 9.5% special allowance payments received by the Company were disclosed by the Company on multiple occasions beginning in 2003. In January, 2007, the Company entered into the Settlement Agreement. The Settlement Agreement resolved the issues now raised by the Oberg Complaint, and contains an acknowledgment by the Department of Education that the Company acted in good faith in connection with its billings for 9.5% special allowance payments.

United States ex rel Vigil v. Nelnet, Inc. et al

On November 4, 2009, the Company was served with a Summons and Third Amended Complaint naming the Company as one of three defendants in an unrelated qui tam action brought by Rudy Vigil (the “Vigil Complaint”). This matter was filed under seal in the U.S. District Court for the District of Nebraska on July 11, 2007 and was unsealed on October 15, 2009 following the government’s notice that it declined to intervene in the matter. The Vigil Complaint, filed by a former employee of the Company, appears to allege that the Company engaged in false advertising and offered prohibited inducements to student loan borrowers in order to increase the Company’s loan holdings, and subsequently submitted false claims to the Department of Education in order to obtain special allowance payments and default claim payments on such loans.

The Company believes the allegations in both of the above matters to be frivolous and without merit and intends to vigorously defend the claims. However, the Company cannot currently predict the ultimate outcome of this matter or any liability which may result, which could have a material adverse effect on the Company's results of operations and financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in response to Item 1A of Part I of such Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the third quarter of 2009 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs (2) (3)	or programs (4)

July 1 - July 31, 2009	776	$14.41	776	7,394,184
August 1 - August 31, 2009	3,346	14.66	3,346	7,309,615
September 1 - September 30, 2009	3,312	14.14	3,312	7,766,855
Total	7,434	$14.40	7,434

(1)
The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below; and (ii) shares purchased pursuant to the 2006 ESLP discussed in footnote (3) below, of which there were none for the months of July, August, or September 2009. Shares of Class A common stock purchased pursuant to the 2006 Plan included 776 shares, 3,346 shares, and 3,312 shares in July, August, and September, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares.

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

As of	Maximum number of shares that may yet be purchased under the 2006 Plan (A)	Approximate dollar value of shares that may yet be purchased under the 2006 ESLP (B)	Closing price on the last trading day of the Company's Class A Common Stock (C)	(B / C) Approximate number of shares that may yet be purchased under the 2006 ESLP (D)	(A + D) Approximate number of shares that may yet be purchased under the 2006 Plan and 2006 ESLP
July 31, 2009	4,843,449	36,450,000	14.29	2,550,735	7,394,184
August 31, 2009	4,840,103	36,450,000	14.76	2,469,512	7,309,615
September 30, 2009	4,836,791	36,450,000	12.44	2,930,064	7,766,855

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

NELNET, INC.

Date: November 9, 2009	By:	/s/ MICHAEL S. DUNLAP
Name: Michael S. Dunlap Title: Chairman and Chief Executive Officer

	By:	/s/ TERRY J. HEIMES
Name: Terry J. Heimes Title: Chief Financial Officer