Form 10-K
period 2009-12-31
NELNET INC
filed 2010-03-03
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________to __________.

COMMISSION FILE NUMBER 001-31924

NELNET, INC.
(Exact name of registrant as specified in its charter)
NEBRASKA (State or other jurisdiction of incorporation or organization)	84-0748903 (I.R.S. Employer Identification No.)
121 SOUTH 13TH STREET, SUITE 201 LINCOLN, NEBRASKA (Address of principal executive offices)	68508 (Zip Code)

Registrant’s telephone number, including area code: (402) 458-2370
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
TITLE OF EACH CLASS
Class A Common Stock, Par Value $0.01 per Share
NAME OF EACH EXCHANGE ON WHICH REGISTERED: New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  Large accelerated filer [  ]  Accelerated filer [X]  Non-accelerated filer [  ]  Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant on June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the Registrant’s Class A Common Stock on that date of $13.59 per share, was $375,157,182. For purposes of this calculation, the Registrant’s directors, executive officers, and greater than 10 percent shareholders are deemed to be affiliates.

As of January 31, 2010, there were 38,392,691 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by a wholly owned subsidiary).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2010 Annual Meeting of Shareholders, scheduled to be held May 27, 2010, are incorporated by reference into Part III of this Form 10-K.

NELNET, INC.
FORM 10-K

This report contains forward-looking statements and information that are based on management’s current expectations as of the date of this document.  Statements that are not historical facts, including statements about the Company’s expectations and statements that assume or are dependent upon future events, are forward-looking statements.  These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements.  These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10-K (the “Report”); increases in financing costs; limits on liquidity; any adverse outcomes in any significant litigation to which the Company is a party; changes in the terms of student loans and the educational credit marketplace arising from the implementation of, or changes in, applicable laws and regulations (including changes resulting from new laws, such as any new laws enacted to implement the Administration’s 2010 budget proposals as they relate to the Federal Family Education Loan Program (the “FFEL Program” or “FFELP”) of the U.S. Department of Education (the “Department”)), which may reduce the volume, average term, special allowance payments, and yields on student loans under the FFELP,  or result in loans being originated or refinanced under non-FFEL programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company.  The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; the Company’s ability to maintain its credit facilities or obtain new facilities; the ability of lenders under the Company’s credit facilities to fulfill their lending commitments under these facilities; changes to the terms and conditions of the liquidity programs offered by the Department; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; changes in prepayment rates, guaranty rates, loan floor rates, and credit spreads; uncertainties inherent in forecasting future cash flows from student loan assets and related asset-backed securitizations; the uncertain nature of estimated expenses that may be incurred and cost savings that may result from restructuring plans; incorrect estimates or assumptions by management in connection with the preparation of the consolidated financial statements; and changes in general economic conditions. Additionally, financial projections may not prove to be accurate and may vary materially.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this Report.  The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this Report or unforeseen events.  Although the Company may from time to time voluntarily update its prior forward-looking statements, it disclaims any commitment to do so except as required by securities laws.

PART I.

ITEM 1. BUSINESS

Overview

Nelnet, Inc (the “Company”) is a transaction processing and finance company focused primarily on providing quality education related products and services to students, families, schools, and financial institutions nationwide.  The Company was formed as a Nebraska corporation in 1977.  The Company earns its revenues from fee-based processing businesses, including its loan servicing, payment processing, and lead generation businesses, and the net interest income on its student loan portfolio.

Customers

The Company’s customers consist of:

•	Students and families
•	Colleges and universities
•	Private, parochial, and other K-12 institutions
•	Lenders, holders, and agencies in education finance

An increase in the size of the education market generally increases the demand for the Company’s products and services. The education market continues to grow with rising student enrollment and the rising annual cost of enrollment. In addition, demand for the Company’s products and services increases as education-related processes become more complex and schools have a need to become more efficient.

Product and Service Offerings

The Company offers a broad range of pre-college, in-college, and post-college products and services that help students and families plan and pay for their education and plan their careers. The Company’s products and services are designed to simplify the education planning and financing process and provide value to customers throughout the education life cycle.

Operating Segments

Operating Segments
Fee-Based Operating Segments
Student Loan and Guaranty Servicing
FFELP
Non-federally insured
Department of Education
Guaranty
Tuition Payment Processing and Campus Commerce
K-12
College
Enrollment Services
Lead Generation
Publishing and Editing Services
Content Management
Recruitment Services
Software and Technical Services
Software Sales
Software Development
Technical Consulting
Asset Generation and Management
Asset Generation
Portfolio Management

The Company has five operating segments, as follows:

•	Student Loan and Guaranty Servicing
•	Tuition Payment Processing and Campus Commerce
•	Enrollment Services
•	Software and Technical Services
•	Asset Generation and Management

The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Management evaluates the Company’s generally accepted accounting principles (“GAAP”) based financial information as well as operating results on a non-GAAP performance measure referred to as “base net income.” Management believes “base net income” provides additional insight into the financial performance of the core operations. For further information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company includes separate financial information about its operating segments in note 22 of the notes to the consolidated financial statements included in this Report.

Operating Results - Revenue Diversification

The Company ranks among the nation’s leaders in terms of total student loan assets originated, held, and serviced, principally consisting of loans originated under the FFEL Program (a detailed description of the FFEL Program is included in Appendix A to this Report). In recent years, the Company has expanded products and services generated from businesses that are not dependent upon the FFEL Program (as shown below), thereby reducing legislative and political risk related to the education lending industry. Revenues from these businesses are primarily generated from products and services offered in the Company’s Tuition Payment Processing and Campus Commerce and Enrollment Services operating segments. The following chart summarizes the percent of external revenue earned by the Company’s operating segments when excluding Corporate Activity and Overhead and fixed rate floor income included in the Asset Generation and Management operating segment. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” for further details related to the Company’s fixed rate floor income. The chart shows the increased contribution of revenue from fee-based segments.

The following tables summarize the Company’s revenues by operating segment (dollars in thousands):

	Year ended December 31, 2009
	External				As reported
			Intersegment		by segment
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Student Loan and Guaranty Servicing	$114,086	19.7%	$85,104	63.5%	$199,190	28.0%
Tuition Payment Processing and Campus Commerce	53,956	9.4	237	0.2	54,193	7.6
Enrollment Services	119,397	20.7	555	0.4	119,952	16.9
Software and Technical Services	17,463	3.0	14,586	10.9	32,049	4.5
Total revenue from fee-based segments	304,902	52.8	100,482	75.0	405,384	57.0
Asset Generation and Management	300,004	51.9	(2,003)	(1.5)	298,001	41.8
Corporate Activity and Overhead	(27,073)	(4.7)	35,472	26.5	8,399	1.2
Total revenue	$577,833	100.0%	$133,951	100.0%	$711,784	100.0%

	Year ended December 31, 2008
	External				As reported
			Intersegment		by segment
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Student Loan and Guaranty Servicing	$105,664	20.0%	$75,361	51.6%	$181,025	26.9%
Tuition Payment Processing and Campus Commerce	49,844	9.5	302	0.2	50,146	7.4
Enrollment Services	112,459	21.3	2	0.0	112,461	16.7
Software and Technical Services	19,731	3.7	6,831	4.7	26,562	3.9
Total revenue from fee-based segments	287,698	54.5	82,496	56.5	370,194	54.9
Asset Generation and Management	277,971	52.6	(2,190)	(1.5)	275,781	40.9
Corporate Activity and Overhead	(37,503)	(7.1)	65,574	45.0	28,071	4.2
Total revenue	$528,166	100.0%	$145,880	100.0%	$674,046	100.0%

	Year ended December 31, 2007
	External				As reported
			Intersegment		by segment
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Student Loan and Guaranty Servicing	$133,234	23.8%	$74,687	73.9%	$207,921	31.4%
Tuition Payment Processing and Campus Commerce	46,568	8.3	688	0.7	47,256	7.2
Enrollment Services	104,245	18.6	891	0.9	105,136	15.9
Software and Technical Services	22,093	3.9	15,683	15.5	37,776	5.7
Total revenue from fee-based segments	306,140	54.6	91,949	91.0	398,089	60.2
Asset Generation and Management	278,671	49.8	(3,737)	(3.7)	274,934	41.6
Corporate Activity and Overhead	(24,705)	(4.4)	12,777	12.7	(11,928)	(1.8)
Total revenue	$560,106	100.0%	$100,989	100.0%	$661,095	100.0%

 Fee-Based Operating Segments

Student Loan and Guaranty Servicing

The Company’s Student Loan and Guaranty Servicing operating segment provides for the servicing of the Company’s student loan portfolio and the portfolios of third parties and servicing provided to guaranty agencies. The loan servicing activities include loan origination activities, loan conversion activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company’s portfolio in addition to generating fee revenue when performed for third-party clients. The guaranty servicing activities include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services to guaranty agencies. The Company’s student loan servicing division uses proprietary systems to manage the servicing process. These systems provide for automated compliance with most of the federal student loan regulations adopted under Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”).

In June 2009, the Department of Education named the Company as one of four private sector companies awarded a servicing contract to service all federally-owned student loans, including FFELP loans purchased by the Department pursuant to the Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”). ECASLA enabled the Department to purchase FFELP loans in an effort to bring liquidity and stability back to the student loan market. No later than August 2010, the Company expects to also begin servicing new loans originated under the Federal Direct Loan Program (the “Direct Loan Program”). Under the Direct Loan Program, the Federal government lends money directly to students and families. The contract spans five years with one, five-year renewal option. The Company began servicing loans for the Department under this contract in September 2009.

The four primary product offerings of this operating segment and each one’s percentage of total third-party Student Loan and Guaranty Servicing revenue provided during the year ended December 31, 2009 are as follows:

•	Origination and servicing of commercial FFEL Program loans (54.0%)
•	Origination and servicing of non-federally insured student loans (7.5%)
•	Servicing of loans for the Department of Education (1.5%)
•	Servicing and support outsourcing for guaranty agencies (37.0%)

The following chart summarizes the Company’s loan servicing volumes (dollars in millions):

(a)
As of December 31, 2009, the Company was servicing $464.2 million of loans owned by the Company and  $809.3 million of loans for third parties that were disbursed on or after July 1, 2009 and may be eligible to be sold to the Department of Education pursuant to its 2009-2010 academic year Loan Purchase Commitment Program.  The Company expects to retain the servicing on all 2009-2010 loans sold to the Department which are currently being serviced by the Company.

(b)
As of December 31, 2009 and March 1, 2010, the Company was servicing approximately $3.4 billion and $6.3 billion, respectively, of loans under the Department’s servicing contract, which includes approximately $1.5 billion and $4.3 billion of loans not previously serviced by the Company that were sold by third parties to the Department as part of the ECASLA Purchase Program.

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

The Company serviced FFELP loans on behalf of approximately 80 third-party servicing customers as of December 31, 2009 and 2008. The Company’s FFELP servicing customers include national and regional banks, credit unions, and various state and non-profit secondary markets. The majority of the Company’s external FFELP loan servicing activities are performed under “life of loan” contracts. Life of loan servicing essentially provides that as long as the loan exists, the Company shall be the sole servicer of that loan; however, the agreement may contain “deconversion” provisions where, for a fee, the lender may move the loan to another servicer. In recent years, the Company has experienced a reduction of participating lenders for a variety of reasons, including if third-party servicing clients commence or increase internal servicing activities, shift volume to another service provider, or exit the FFEL Program completely.

The Company also provides origination and servicing activities for non-federally insured loans. Although similar in terms of activities and functions (i.e., disbursement processing, application processing, payment processing, statement distribution, and reporting), non-federally insured loan servicing activities are not required to comply with provisions of the Higher Education Act and may be more customized to individual client requirements. The Company serviced non-federally insured loans on behalf of approximately 15 third-party servicing customers as of December 31, 2009 and 2008.

The Direct Loan Program has historically used one provider for the origination and servicing of loans. For the federal fiscal year ended September 30, 2009, the estimated volume for the Direct Loan Program was approximately $38 billion, an increase of 110% from the federal fiscal year ended September 30, 2008.  This increase was the result of schools shifting from the FFELP to the Direct Loan Program as a result of lenders exiting the FFELP marketplace due to legislation and capital market disruptions. Regardless of the outcome of the currently proposed legislation (see "Recent Developments - Legislation"), the Direct Loan Program volume is expected to increase substantially in the next few years, which would lead to an increase in servicing volume for the Department’s four private sector servicers. Servicing volume has initially been allocated by the Department to the four servicers and performance factors such as customer satisfaction levels and default rates will determine volume allocations over time.

The Company also provides servicing support for guaranty agencies, which are the organizations that serve as the intermediary between the U.S. federal government and FFELP lenders, and are responsible for paying the claims made on defaulted loans. The Department has designated approximately 30 guarantors that have been formed as either state agencies or non-profit corporations that provide FFELP guaranty services in one or more states. Approximately half of these guarantors contract externally for operational or technology services. The services provided by the Company include operational, administrative, financial, and technology services to guarantors participating in the FFEL Program and state agencies that run financial aid grant and scholarship programs.

The Company’s four guaranty servicing customers include Tennessee Student Assistance Corporation, College Assist (which is the Colorado state-designated guarantor of FFELP student loans – formerly known as College Access Network), National Student Loan Program, and the Higher Education Assistance Commission of New York.

Competition

There is a relatively large number of lenders and servicing organizations who participate in the FFEL Program. The chart below lists the top 10 servicing organizations for FFELP loans as of December 31, 2008.

Top FFELP Loan Servicers
Rank	Name	$ millions	(a)
1	Sallie Mae	178,191	(b)
2	AES/PHEAA	60,063	(b)
3	ACS Education Services (formerly reported under AFSA)	55,600
4	Great Lakes	41,554	(b)
5	Nelnet	35,889	(b)
6	Citibank, The Student Loan Corporation	24,889
7	Wells Fargo Education Financial Services	18,064
8	EdFinancial Services	9,779
9	Xpress Loan Servicing	8,996
10	Kentucky Higher Education Student Loan Corporation	8,186

Source: 2009 SLSA Servicing Volume Survey and company filings

(a)	As of December 31, 2008, except for ACS Education Services and Citibank, The Student Loan Corporation which are as of June 30, 2009.

(b)	Represent the four private sector companies awarded a servicing contract to service Direct Loan Program loans.

The principal competitor for existing and prospective FFELP loan and guaranty servicing business is SLM Corporation, the parent company of Sallie Mae. Sallie Mae is the largest FFELP provider of origination and servicing functions as well as one of the largest service providers of non-federally guaranteed loans.

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

The K-12 market consists of nearly 30,000 private and faith-based educational institutions nationally. In the K-12 market the Company offers tuition management services as well as assistance with financial needs assessment, enrollment management, and donor management. The Company has actively managed tuition payment plans in place at approximately 4,500 K-12 educational institutions.

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

The Company offers two principal products to the higher education market: actively managed tuition payment plans and campus commerce outsourcing. The Company has actively managed tuition payment plans in place at approximately 700 colleges and universities. Higher educational institutions contract with the Company to administer deferred payment plans where the institution allows the responsible party to make monthly payments on either a semester or annual basis. The Company collects a fee from either the institution or the payer as an administration fee.

The campus commerce solution, QuikPay®, is sold as a subscription service to colleges and universities. QuikPay processes payments through the appropriate channels in the banking or credit card networks to make deposits into the client’s bank account. It can be further deployed to other departments around campus as requested (e.g., application fees, alumni giving, parking, events, etc.). There are approximately 220 college and university campuses using the QuikPay system. The Company earns revenue for e-billing, hosting/maintenance, credit card convenience fees, and e-payment transaction fees.

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

In the higher education market, the Company targets business offices at colleges and universities. In this market, the primary competition is limited to three tuition payment providers, as well as solutions developed in-house by colleges and universities.

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

Enrollment Services

The Company’s Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students (lead generation and recruitment services) and helping students plan and prepare for life after high school (content management and publishing and editing services). The Company’s enrollment products and services include the following:

Lead Generation
• Vendor lead management services
• Admissions lead generation

Recruitment Services
• Pay per click marketing management
• Email marketing
• List marketing services
• Admissions consulting
Content Management • Online courses • Licensing of scholarship data • Call center services Publishing and Editing Services • Test preparation study guides • Essay editing services

As with all of the Company’s products and services, the Company’s focus is on the education seeking family – both college bound and in college – and the Company delivers products and services in this segment through four primary customer channels: higher education, corporate and government, K-12, and direct-to-consumer/customer service.  Many of the Company’s products in this segment are distributed online; however, products such as test preparation study guides are distributed as printed materials.

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

Software and Technical Services

The Company’s Software and Technical Services Operating Segment develops student loan servicing software, which is used internally by the Company and also licensed to third-party student loan holders and servicers. This segment also provides information technology products and services, with core areas of business in educational loan software solutions, legacy modernization, technical consulting services, and Enterprise Content Management solutions.

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

Asset Generation and Management Operating Segment

The Asset Generation and Management Operating Segment includes the origination, acquisition, management, and ownership of the Company’s student loan assets, which has historically been the Company’s largest product and service offering. The Company generates a substantial portion of its earnings from the spread, referred to as the Company’s student loan spread, between the yield it receives on its student loan portfolio and the costs associated with originating, acquiring, and financing its portfolio. The Company generates student loan assets through direct origination or through acquisitions. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose.  During 2009, the Company also generated a significant gain from the sale of certain loans, as discussed further below. In addition to the student loan portfolio, all costs and activity associated with the generation of assets, funding of those assets, and maintenance of the debt transactions are included in this segment.

Student loans consist of federally insured student loans and non-federally insured student loans.  Federally insured student loans are made under the FFEL Program.  The Company’s portfolio of federally insured student loans is subject to minimal credit risk as these loans are guaranteed by the Department of Education at levels ranging from 97% to 100%.  Substantially all of the Company’s loan portfolio (99% as of December 31, 2009) is federally insured.  The Company’s portfolio of non-federally insured loans is subject to credit risk similar to other consumer loan assets.

The Higher Education Act regulates every aspect of the federally guaranteed student loan program, including communications with borrowers, loan originations, and default aversion. Failure to service a student loan properly could jeopardize the guarantee on federal student loans. In the case of death, disability, or bankruptcy of the borrower, the guarantee covers 100% of the loan’s principal and accrued interest.

FFELP loans are guaranteed by state agencies or non-profit companies designated as guarantors, with the Department providing reinsurance to the guarantor. Guarantors are responsible for performing certain functions necessary to ensure the program’s soundness and accountability. These functions include reviewing loan application data to detect and prevent fraud and abuse and to assist lenders in preventing default by providing counseling to borrowers. Generally, the guarantor is responsible for ensuring that loans are serviced in compliance with the requirements of the Higher Education Act. When a borrower defaults on a FFELP loan, the Company submits a claim to the guarantor who provides reimbursements of principal and accrued interest subject to the applicable risk share percentage.

The Company’s historical balance of student loans outstanding is summarized below.

Future cash flow from portfolio

The majority of the Company’s portfolio of student loans is funded in asset backed securitizations that are structured to substantially match the maturity of the funded assets and there are minimal liquidity issues related to these facilities. In addition, due to the difference between the yield the Company receives on the loans and cost of financing within these transactions, the Company has created a portfolio that will generate earnings and significant cash flow over the life of these transactions.

Based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.43 billion. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further details related to the estimated future cash flow from the Company’s portfolio.

Impact of Legislation and Capital Market Disruptions

On September 27, 2007, the President signed into law the College Cost Reduction and Access Act of 2007 (the “College Cost Reduction Act”). Among other things, this legislation reduced special allowance payments received by lenders and increased origination fees paid by lenders. Management estimated the impact of this legislation reduced the annual yield on FFELP loans originated after October 1, 2007 by 70 to 80 basis points. As a result of this legislation, the Company modified borrower benefits and reduced loan acquisition and internal costs.

In addition, the Company has significant financing needs that it meets through the capital markets. Beginning in August 2007, the capital markets have experienced unprecedented disruptions, which have had an adverse impact on the Company’s earnings and financial condition. Since the Company could not determine nor control the length of time or extent to which the capital markets would remain disrupted, it reduced its direct and indirect costs related to its asset generation activities, and was more selective in pursuing origination activity in the direct to consumer channel. Accordingly, beginning in January 2008, the Company suspended consolidation and private student loan originations and exercised contractual rights to discontinue, suspend, or defer the acquisition of student loans in connection with substantially all of its branding and forward flow relationships.

In an effort to bring liquidity and stability back to the student loan program, in August 2008, the Department implemented the Purchase and Participation Programs pursuant to ECASLA. Under the Department’s Purchase Program, the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Under the Participation Program, the Department provides interim short term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. Loans funded under the Participation Program for the 2008-2009 academic year were required to be either refinanced by the lender or sold to the Department pursuant to the Purchase Program prior to its expiration on October 15, 2009. To be eligible for purchase or participation under the Department’s programs, loans were originally limited to FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, with eligible borrower benefits.

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

During 2009, the Company sold $2.1 billion of its 2008-2009 academic year loans under the Purchase Program and recognized a gain of $36.6 million.  In addition, the Company has reliable sources of liquidity available for new FFELP Stafford and PLUS loan originations for the 2009-2010 academic year under the Department’s Participation and Purchase Programs. These programs are allowing the Company to continue originating new federal student loans to all students regardless of the school they attend.

Interest Rate Risk Management

Because the Company generates a significant portion of its earnings from its student loans spread, the interest rate sensitivity of the Company’s balance sheet is very important to its operations.  The current and future interest rate environment can and will affect the Company’s interest earnings, net interest income, and net income.  The effects of changing interest rate environments are further outlined in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk.”

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

Absent the use of derivative instruments, a rise in interest rates may reduce the amount of floor income received and this may have an impact on earnings due to interest margin compression caused by increasing financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their special allowance payment formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively become variable rate loans, the impact of the rate fluctuations is reduced. The Company uses derivative instruments as part of its overall risk management strategy, including interest rate swaps to hedge a portion of its floor income. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk.”

The Company’s core student loan spread (variable student loan spread including fixed rate floor contribution) and variable student loan spread (net interest margin excluding fixed rate floor income) during 2008 and 2009 is summarized below.

During the years ended December 31, 2009 and 2008, loan interest income includes $145.1 million (58 basis points of spread contribution) and $37.5 million (14 basis points of spread contribution), respectively, of fixed rate floor income.  The increase in fixed rate floor income throughout 2009 is due to a decrease in interest rates.  The Company’s variable student loan spread increased throughout 2009 as a result of the tightening of the commercial paper rate, which is the primary rate the Company earns on its student loan portfolio, and the LIBOR rate, which is the primary rate the Company pays to fund its student loan assets. See Part II, Item 7, “Management’s Discussion and Analysis – Asset Generation and Management Operating Segment – Results of Operations – Student Loan Spread Analysis.” If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

Competition

There are two loan delivery programs that provide federal government guaranteed student loans: the FFELP and the Direct Loan Program. FFELP loans are provided by private sector institutions and are ultimately guaranteed by the Department, except for the risk sharing loss, as discussed previously. Direct Loan Program loans are provided to borrowers directly by the Department on terms similar to student loans provided under the FFELP.

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

Seasonality

The Company’s fee-based businesses, primarily revenue earned by the Company’s loan and guaranty servicing operations, tuition management services, and enrollment services operations, are subject to seasonal fluctuations which correspond, or are related, to the traditional school year.  In addition, the Company’s loan and guaranty servicing operation earns revenue related to rehabilitation collections on defaulted loans and servicing conversions and transfers.  These types of activities occur at various times throughout the year.  Thus, revenue from these services can vary from period to period.

Recent Developments - Legislation

On February 26, 2009, the President introduced a fiscal year 2010 Federal budget proposal calling for the elimination of the FFEL Program and a recommendation that all new student loan originations be funded through the Direct Loan Program.    On September 17, 2009, the House of Representatives passed H.R. 3221, the Student Aid and Fiscal Responsibility Act (“SAFRA”), which would eliminate the FFEL Program and require that, after July 1, 2010, all new federal student loans be made through the Direct Loan Program. The Senate is expected to begin its consideration of similar student loan reform legislation sometime in 2010.  In addition to the House-passed legislation, there are several other proposals for changes to the education financing framework that may be considered that would maintain a role for private lenders in the origination of federal student loans.  These include a possible extension of ECASLA, which expires on July 1, 2010, and the Student Loan Community Proposal, a proposal endorsed by a cross-section of FFELP service providers (including the Company) as an alternative to the 100% federal direct lending proposal included in SAFRA.

Elimination of the FFEL Program would impact the Company’s operations and profitability by, among other things, reducing the Company’s interest revenues as a result of the inability to add new FFELP loans to the Company’s portfolio and reducing guarantee and third-party FFELP servicing fees as a result of reduced FFELP loan servicing and origination volume. Additionally, the elimination of the FFEL Program could reduce education loan software licensing opportunities and related consulting fees received from lenders using the Company’s software products and services.

In June 2009, the Department of Education named the Company as one of four private sector companies awarded a servicing contract to service student loans. No later than August 2010, the Company expects to also begin servicing new loans originated under the Direct Loan Program. If legislation is passed mandating that all new student loan originations be funded through the Direct Loan Program, revenue from servicing loans under this contract will partially offset the loss of revenue if the FFEL Program is eliminated.

Intellectual Property

The Company owns numerous trademarks and service marks (“Marks”) to identify its various products and services. As of December 31, 2009, the Company had four pending and 99 registered Marks. The Company actively asserts its rights to these Marks when it believes infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. Each of the Marks has, upon registration, an indefinite duration so long as the Company continues to use the Mark on or in connection with such goods or services as the Mark identifies. In order to protect the indefinite duration, the Company makes filings to continue registration of the Marks. The Company owns four patent applications that have been published, but have not yet been issued and has also actively asserted its rights thereunder in situations where the Company believes its claims may be infringed upon. The Company owns many copyright-protected works, including its various computer system codes and displays, Web sites, books and other publications, and marketing collateral. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company’s software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company’s intellectual property.

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

Employees

As of December 31, 2009, the Company had approximately 2,000 employees. Approximately 350 of these employees held professional and management positions while approximately 1,650 were in support and operational positions. None of the Company’s employees are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its employees, and the Company believes that relations with its employees are good.

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

The Company has adopted a Code of Conduct that applies to directors, officers, and employees, including the Company’s principal executive officer and its principal financial and accounting officer, and has posted such Code of Conduct on its Web site. Amendments to and waivers granted with respect to the Company’s Code of Conduct relating to its executive officers and directors which are required to be disclosed pursuant to applicable securities laws and stock exchange rules and regulations will also be posted on its Web site. The Company’s Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, and the Finance Committee Charter are also posted on its Web site.

Information on the Company’s Web site is not incorporated by reference into this Report and should not be considered part of this Report.

ITEM 1A. RISK FACTORS

The risk factors section highlights specific risks that could affect the Company.  Although this section attempts to highlight key risk factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time and the Company cannot predict such risks or estimate the extent to which they may affect the financial performance of the Company.  These risk factors should be read in conjunction with the other information set forth in this Report.  For convenience of reference, the sub-captions which briefly describe these risk factors are listed immediately below, followed by the discussion of each risk factor.

•
The Company is exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for the assets.

•	The Company is exposed to interest rate risk because of the interest rate characteristics of certain of its assets and the interest rate characteristics of the related funding of such assets.

•	Characteristics unique to certain asset-backed securitizations, namely auction rate securities and variable rate demand notes, may negatively affect the Company’s earnings.

•	The Company’s derivative instruments may not be successful in managing interest and foreign currency exchange rate risks, which may negatively impact the Company’s operations.

•	Higher rates of prepayments of student loans, including consolidations by third parties or the Department of Education through the Direct Loan Program, could reduce the Company’s profits.

•
The costs and effects of litigation, investigations, or similar matters, or adverse facts and developments related thereto, could materially affect the Company’s financial position and results of operations.

•	Exposure related to certain tax issues could decrease the Company’s net income.

•
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

•	Security and privacy breaches in systems or system failures may damage client relations and the Company’s reputation.

•
Changes in student lending legislation and regulations or the elimination of the FFEL Program by the Federal Government could have a negative impact upon the Company’s business and may affect its earnings and operations.

•	Federal and state regulations can restrict the Company’s business and noncompliance with these regulations could result in penalties, litigation, and reputation damage.

•	A failure to properly manage operations and growth could have a material adverse effect on the Company’s ability to retain existing customers and attract new business opportunities.

•	The Company and its operating segments are highly dependent upon information technology systems and infrastructure.

•	The Company faces liquidity and funding risk to meet its financial obligations.

•	The ratings of the Company or of any securities issued by the Company may change, which may increase the Company’s costs of capital and may reduce the liquidity of the Company’s securities.

•	There are risks inherent in owning the Company’s common stock.

•	Changes in industry structure and market conditions could lead to charges related to discontinuances of certain products or businesses and asset impairment, including goodwill.

•	The Company faces counterparty risk.

•	The Company is subject to foreign currency exchange risk and such risk could lead to increased costs.

•	Managing assets for third parties has inherent risks that, if not properly managed, could negatively affect the Company’s business.

•
The Company must satisfy certain requirements necessary to maintain the federal guarantees of its federally insured loans, and the Company may incur penalties or lose its guarantees if it fails to meet these requirements.

•
Future losses due to defaults on loans held by the Company, or loans sold to third parties which the Company is obligated to repurchase in the event of certain delinquencies, present credit risk which could adversely affect the Company’s earnings.

•	A failure to attract and retain necessary technical personnel, skilled management, and qualified subcontractors may have an adverse impact on the Company’s future growth.

•
The Company’s government contracts are subject to termination rights, audits, and investigations, and, if terminated, could negatively impact the Company’s reputation and reduce its ability to compete for new contracts.

•	The Company may face operational and security risks from its reliance on vendors to complete specific business operations.

•	The markets in which the Company competes are highly competitive, which could affect revenue and profit margins.

•
Transactions with affiliates and potential conflicts of interest of certain of the Company’s officers and directors, including the Company’s Chief Executive Officer, pose risks to the Company’s shareholders that the Company may not enter into transactions on the same terms that the Company could receive from unrelated third-parties.

•	The Company’s Chairman and Chief Executive Officer owns a substantial percentage of the Company’s Class A and Class B common stock and is able to control all matters subject to a shareholder vote.

•	Negative publicity could damage the Company’s reputation and adversely affect its operating segments and their financial results.

•	A continued economic recession could reduce demand for Company products and services and lead to lower revenue and earnings.

•	The Company may not be able to successfully protect its intellectual property and may be subject to infringement claims.

The Company is exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for the assets.

The Company issues asset-backed securities, the vast majority being variable rate, to fund its student loan assets. The variable rate debt is generally indexed to 3-month LIBOR, set by auction, or through a remarketing process. The income generated by the Company’s student loan assets is generally driven by short term indices (treasury bills and commercial paper) that are different from those which affect the Company’s liabilities (generally LIBOR), which creates basis risk. Moreover, the Company faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as every quarter, and the timing of the interest rate resets on its assets, which generally occurs daily. In a declining interest rate environment, this may cause the Company’s student loan spread to compress, while in a rising rate environment, it may cause the spread to increase.

By using different index types and different index reset frequencies to fund assets, the Company is exposed to interest rate risk in the form of basis risk and repricing risk, which, as noted above, is the risk that the different indices may reset at different frequencies, or will not move in the same direction or with the same magnitude. While these indices are short term with rate movements that are highly correlated over a longer period of time, at points in recent history, they have been volatile and less correlated. There can be no assurance the indices will maintain a high level of correlation in the future due to capital market dislocations or other factors not within the Company’s control. In such circumstances, the Company’s earnings could be adversely affected, possibly to a material extent.

The Company has used derivative instruments to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities. However, the Company does not generally hedge the basis risk due to the different interest rate indices associated with its liabilities and the majority of its assets since the derivatives needed to hedge this risk are generally illiquid or non-existent and the relationship between the indices for most of the Company’s assets and liabilities has been highly correlated over a long period of time. Any spread widening could have a significant impact on the net spread of the Company’s student loan portfolio.

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

Absent the use of derivative instruments and ignoring potential repricing benefits associated with the mismatch between the reset of the loan assets and debt securities, a rise in interest rates may reduce the amount of floor income received and this may have an impact on earnings due to interest margin compression caused by increasing financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their special allowance payment formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively convert to variable rate loans, the impact of the rate fluctuations is reduced.

Characteristics unique to certain asset-backed securitizations, namely auction rate securities and variable rate demand notes, may negatively affect the Company’s earnings.

The interest rates on certain of the Company’s asset-backed securities are set and periodically reset via a “dutch auction” (“Auction Rate Securities”) or through remarketing utilizing remarketing agents (“Variable Rate Demand Notes”).

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

As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary by class of security, they will generally be based on a spread to LIBOR, commercial paper, or treasury securities. These maximum rates are subject to increase if the credit ratings on the bonds are downgraded.

The Company cannot predict whether future auctions related to its Auction Rate Securities will be successful. The Company is currently seeking alternatives for reducing its exposure to the auction rate market, but may not be able to achieve alternate financing for some of its Auction Rate Securities. If there is no demand for the Company’s Auction Rate Securities, the Company could be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities.

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

When the Company utilizes derivative instruments, it utilizes them to manage interest and foreign currency exchange rate sensitivity. The Company’s derivative instruments are intended as economic hedges but do not qualify for hedge accounting; consequently, the change in fair value, called the “mark-to-market”, of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and foreign currency exchange rates can and have significantly impacted the valuation of the Company’s derivatives. Accordingly, changes or shifts in the forward yield curve and foreign currency exchange rates will impact the financial position, results of operations, and cash flows of the Company. Further, the Company may incur costs or be subject to bid/ask spreads if the Company terminates a derivative instrument. The derivative instruments used by the Company are typically in the form of interest rate swaps, basis swaps, and cross-currency interest rate swaps.

Developing an effective strategy for dealing with movements in interest rates and foreign currency exchange rates is complex, and no strategy can completely insulate the Company from risks associated with such fluctuations. Although the Company believes its derivative instruments are highly effective, because many of its derivatives are not balance guaranteed to a particular pool of student loans, the Company is subject to prepayment risk that could result in the Company being under or over hedged, which could result in material losses to the Company. In addition, the Company’s interest rate and foreign currency exchange risk management activities could expose the Company to substantial mark-to-market losses if interest rates or foreign currency exchange rates move materially different from the environment when the derivatives were entered into. As a result, the Company cannot offer any assurance that its economic hedging activities will effectively manage its interest and foreign currency exchange rate sensitivity, nor have the desired beneficial impact on its results of operations or financial condition.

Higher rates of prepayments of student loans, including consolidations by third parties or the Department of Education through the Direct Loan Program, could reduce the Company’s profits.

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

The Company’s portfolio of federally insured loans is subject to refinancing through the use of consolidation loans, which are expressly permitted by the Higher Education Act and the Direct Loan Program.  As a result, the Company may lose student loans in its portfolio that are consolidated by the Direct Loan Program or, if market conditions were to improve, competing FFELP lenders. Increased consolidations of student loans by the Company’s competitors or by the Direct Loan Program may result in a negative return on loans, when considering the origination costs or acquisition premiums paid with respect to these loans. Moreover, it may result in a reduction in net interest income.

The costs and effects of litigation, investigations, or similar matters, or adverse facts and developments related thereto, could materially affect the Company’s financial position and results of operations.

The Company may be involved from time to time in a variety of lawsuits, investigations, or similar matters arising out of business operations.  The Company’s insurance may not cover all claims that may be asserted against it, and any claims asserted against the Company, regardless of merit or eventual outcome, may harm the Company’s reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed insurance coverage, they could have a material adverse effect on the Company’s financial position.  In addition, the Company may not be able to obtain appropriate types or levels of insurance in the future, and may not be able to obtain adequate replacement policies with acceptable terms, if at all.

The outcome of legal proceedings may differ from the Company’s expectations because the resolution of such matters is often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or to make estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments, or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period.  For further information, see Part I Item 3 “Legal Proceedings.”

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

The Company is subject to federal and state income tax laws and regulations. Income tax regulations are often complex and require interpretation. The nexus standards and the sourcing of receipts from intangible personal property and services have been the subject of state audits and litigation with state taxing authorities and tax policy debates by various state legislatures. As the U.S. Congress and U.S. Supreme Court have not provided clear guidance in this regard, conflicting state laws and court decisions create tremendous uncertainty and expense for taxpayers conducting interstate commerce. Changes in income tax regulations could negatively impact the Company’s results of operations. If states enact legislation, alter apportionment methodologies, or aggressively apply the income tax nexus standards, the Company may become subject to additional state taxes.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include asset and business acquisitions and dispositions, financing transactions, apportionment, nexus standards, and income recognition. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on the interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In accordance with authoritative accounting guidance, the Company establishes reserves for tax contingencies related to deductions and credits that it may be unable to sustain. Differences between the reserves for tax contingencies and the amounts ultimately owed are recorded in the period they become known. Adjustments to the Company’s reserves could have a material effect on the Company’s financial statements.

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

The Company’s accounting policies are fundamental to determining and understanding financial condition and results of operations. Some of these policies require use of estimates and assumptions that could affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. Several of the Company’s accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.” From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of external financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB and/or the SEC) may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond the Company’s control, can be hard to predict, and could materially impact how the Company reports its financial condition and results of operations. The Company could be required to apply a new or revised standard retroactively or apply an existing standard differently, also retroactively, in each case resulting in the Company potentially restating prior period financial statements that could potentially be material.

Security and privacy breaches in systems or system failures may damage client relations and the Company’s reputation.

The uninterrupted operation of processing systems and the confidentiality of the customer information is critical to the Company’s business.  The Company has security, backup, recovery systems, business continuity, and incident response plans in place. Additionally, several of the Company’s operating segments must comply with Payment Card Industry Data Security Standards and National Institute of Standards in Technology security controls.    Any failures in security, privacy, or a disruption in service could have a material adverse effect on customer contracts and the Company’s reputation and financial results.

While the Company believes applications it uses are proven and designed for data security and integrity to process electronic transactions, there can be no assurance that these applications will be sufficient to counter all current and emerging technology threats designed to interrupt service or breach systems in order to gain access to confidential client information or intellectual property or assurance that these applications will be sufficient to address the security and privacy concerns of existing and potential customers.

Changes in student lending legislation and regulations or the elimination of the FFEL Program by the Federal Government could have a negative impact upon the Company’s business and may affect its earnings and operations.

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

On August 14, 2008, the Higher Education Opportunity Act (“HEOA”) was enacted into law and effectively reauthorized the FFEL Program through 2014, with authorization to make FFELP loans through 2018 to borrowers with existing loans. Federal regulations implementing certain requirements of this law became effective in February 2010.  This law and the accompanying regulations may affect the Company’s profitability by increasing costs as a result of required changes to the Company’s operations.  Provisions in the HEOA include, but are not limited to, the following:

•	School code of conduct requirements applicable to FFELP and private education loan lending
•	Disclosure and reporting requirements for lenders and schools participating in preferred lender arrangements
•	Enumerated permissible and prohibited inducement activities by FFELP lenders, private education lenders, and FFELP guaranty agencies
•	Additional loan origination and repayment disclosures that FFELP and private education lenders must provide to borrowers
•	Additional FFELP loan servicing requirements

Furthermore, Congressional amendments to the Higher Education Act, or other relevant federal laws, and rules and regulations promulgated by the Secretary of Education, may adversely impact holders and originators of FFELP loans. For example, changes could be made to the rate of interest or special allowance payments paid on FFELP loans, the level of insurance provided by guaranty agencies, the fees assessed to FFEL Program lenders, or the servicing requirements for FFELP loans.

In addition to changes to the Higher Education Act and FFEL Program, various state laws and regulations targeted at student lending companies have been enacted. These laws placed additional restrictions on lending and business practices between schools and lenders of FFELP and private education loans and required changes to the Company’s business practices and operations. As with possible actions in the future by Congress and the Secretary of Education at the federal level, state legislatures may enact laws and state agencies may institute rules or take actions which adversely impact holders of FFELP or private education loans.

The Company has also entered into separate agreements with the Nebraska and New York State Attorneys General in relation to its student lending activities. The Company pledges full disclosure and transparency in its marketing, origination, and servicing of education loans. Failure to meet the terms and conditions of an agreement could subject the Company to legal action by the respective Attorney General.

The impact of the legislative changes and federal and state investigations, coupled with financial market disruption has caused the Company and other FFELP lenders to re-evaluate the markets in which they originate loans and the value of the FFEL Program loan assets they hold.

On September 17, 2009, SAFRA was passed by the House of Representatives.  This bill prohibits the disbursement, making, or insuring on or after July 1, 2010 of any new FFEL Program loans.  If SAFRA becomes law, new student loan originations would be funded through the Direct Loan Program and loan servicing would be provided by private sector companies through performance-based contracts with the Department.  The Senate has not yet proposed its own version of a student loan reform bill. In addition to the House-passed legislation, there are several other proposals for changes to the education financing framework that may be considered that would maintain a role for private lenders in the origination of federal student loans.  These include a possible extension of ECASLA, which expires on July 1, 2010, and the Student Loan Community Proposal, a proposal endorsed by a cross-section of FFELP service providers (including the Company) as an alternative to the 100% federal direct lending proposal included in SAFRA. The Company cannot currently predict whether this or any other proposals to eliminate the FFEL Program will ultimately be enacted.

Elimination of the FFEL Program would significantly impact the Company’s operations and profitability by, among other things, reducing the Company’s interest revenues as a result of the inability to add new FFELP loans to the Company’s portfolio and reducing guarantee fees as a result of reduced FFELP loan servicing and origination volume. Additionally, the elimination of the FFEL Program would reduce education loan software licensing opportunities and related consulting fees received from lenders using the Company’s software products and services.  In addition, without an extension of ECASLA, the Company’s ability to fund federal student loan originations would be limited.

Federal and state regulations can restrict the Company’s business and noncompliance with these regulations could result in penalties, litigation, and reputation damage.

The Company, its operating segments, and commercial customers are heavily regulated by federal and state governments and regulatory agencies. This regulation and legislation is proposed or enacted to protect consumers and the financial industry as a whole, not necessarily the Company and its stockholders.  Consequently, this regulation and legislation can significantly alter the regulatory environment, limit business operations, increase costs of doing business, and could lead to the Company being fined or penalized if the Company is found to be out of compliance.

The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) limits the types of non-audit services the Company’s outside auditors may provide to the Company in order to preserve their independence.  If the Company’s auditors were found not to be “independent” under SEC rules, the Company could be required to engage new auditors and file new financial statements and audit reports with the SEC. The Company could be out of compliance with SEC rules until new financial statements and audit reports were filed, limiting the Company’s ability to raise capital and resulting in other adverse consequences.  Sarbanes-Oxley also requires the Company’s management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting and requires auditors to issue a report on the Company’s internal control over financial reporting.  The Company is required to disclose, in its annual report on Form 10-K filed with the SEC, the existence of any “material weaknesses” in its internal controls. The Company cannot provide assurance that it will not find one or more material weaknesses as of the end of any given year, nor can the Company predict the effect on its stock price of disclosure of a material weakness.

The Patriot Act, which was enacted in the wake of the September 2001 terrorist attacks, requires the Company and its financial customers to implement new or revised policies and procedures relating to anti-money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on customers.  Complying with this regulation could increase operating costs and restrict business operations.

Historically, the Company’s principal business has been comprised of originating, acquiring, holding, and servicing student loans made and guaranteed pursuant to the FFEL Program. The Higher Education Act generally prohibits a lender from providing certain inducements to educational institutions or individuals in order to secure applicants for FFELP loans. In addition, under contract with the Department, the Company services loans pursuant to the FFEL, Federal Direct Loan, Federal Perkins Loan, and TEACH Grant programs.  The Higher Education Act created these programs and governs many aspects of the Company’s operations. The Company is also subject to rules of the agencies that act as guarantors of the student loans, known as guaranty agencies. The Company has structured its relationships and product offerings in a manner intended to comply with the Higher Education Act, supporting regulations, and the available communications and guidance from the Department.  Failure to comply, irrespective of the reason, could subject the Company to loss of the federal guaranty on federally insured loans, costs of curing servicing deficiencies or remedial servicing, suspension or termination of the Company’s right to participate in the FFEL Program or to participate as a servicer, negative publicity, and potential legal claims or actions brought by the Company’s servicing customers and borrowers.  If the Department were to change its position on any of these matters, the Company may have to change the way it markets products and services and a new marketing strategy may not be as effective. If the Company fails to respond to the Department’s change in position, the Department could potentially impose sanctions upon the Company that could negatively impact the Company’s business.

In addition, the Company is subject to certain federal and state banking laws, regulations, and examinations, as well as federal and state consumer protection laws and regulations, including, without limitation, laws and regulations governing privacy protection, information security, restrictions on access to customer information, and, specifically with respect to the Company’s non-federally insured loan portfolio, certain state usury laws and related regulations and the Federal Truth in Lending Act. All or most of these laws and regulations impose substantial requirements upon lenders and servicers involved in consumer finance. Failure to comply with these laws and regulations could result in liability for the Company as a result of the imposition of civil penalties and potential class action law suits.

The Company is subject to federal and state credit card industry laws, regulations, association rules, or industry standards.  Changes to statutes, regulations, or industry standards, including interpretation and implementation of statutes, regulations, or standards, could increase the cost of doing business or affect the competitive balance.  The Company cannot predict whether new legislation will be enacted or whether any credit card association rule or other industry standard will change, and if enacted or changed, the effect that it would have on the Company’s financial position or results of operations. These changes may require the Company to incur significant expenses to redevelop products. Also, failure to comply with laws, rules, and regulations or standards could result in fines, sanctions, or other penalties, which could have a material adverse affect on the Company’s reputation, financial position, and operating results.

Laws and regulations that apply to Internet communications, lead generations, school recruitment, privacy, commerce, and advertising are becoming more prevalent. These regulations could increase the costs of conducting business on the Internet and could decrease demand for the Company’s interactive marketing and subscription services.

The Company maintains systems and procedures designed to ensure compliance with applicable laws and regulations. However, some legal and regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though systems and procedures designed to ensure compliance were in place at the time of noncompliance. Therefore, the establishment and maintenance of systems and procedures reasonably designed to ensure compliance cannot guarantee fines or penalties will be avoided.  There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities or reputation damage.

A failure to properly manage operations and growth could have a material adverse effect on the Company’s ability to retain existing customers and attract new business opportunities.

While recently the Company has focused on managing costs and expenses, over the long term, the Company intends to add personnel and other resources to meet the requirements of customer contracts and expand products and services into new and existing markets.  The Company is likely to recognize costs associated with these investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than is expected.  If the anticipated benefits of these investments are delayed or are not realized, operating results may be adversely affected.

In order to manage growth effectively, the Company must design, develop, implement and improve operational systems, which may include the design, development, and implementation of software and timely development and implementation of procedures and controls.  If the Company fails to design, develop, and implement and improve systems, it may not be able to maintain required customer service levels, hire and retain new employees, pursue new business opportunities, complete future acquisitions or operate its businesses effectively.  Failure to properly transition new clients to systems, properly budget transition costs, or accurately estimate new contract operational costs, could result in delays in contract performance, impair long-lived assets, or result in contracts with profit margins which do not meet Company or market expectations.

Additionally, the Company’s success depends on its ability to develop and implement services and solutions that anticipate and respond to continuing changes in technology, industry developments, and client needs. The Company may not successfully anticipate or respond to these developments in a timely manner, and offerings may not be successful in the marketplace.  Also, services, solutions, and technologies offered by current or future competitors may make Company services or solutions uncompetitive or obsolete.  As a result of any of these complications associated with expansion, the Company’s financial condition, results of operations, and cash flow could be materially and adversely affected.

The Company and its operating segments are highly dependent upon information technology systems and infrastructure.

The success of the Company depends, in part, on the ability to successfully and cost-effectively improve its system infrastructure and deliver products and services to customers.  The widespread adoption of new technologies and market demands could require substantial expenditures to enhance system infrastructure and existing products and services.  If the Company fails to enhance its system infrastructure or products and services, its operating segments may lose their competitive advantage and this could adversely affect financial and operating results.

Additionally, the Company faces the risk of business disruption if failures in its information systems occur as a result of changes in infrastructure, relocation of infrastructure, or failure to perform required services, which could have a material impact upon its business and operations.  The Company regularly backs up its data and maintains detailed disaster recovery plans. A major physical disaster or other calamity that causes significant damage to information systems could adversely affect the Company’s business.  Additionally, loss of information systems for a sustained period of time could have a negative impact on the Company’s performance and ultimately on cash flow in the event the Company were unable to process transactions and/or provide services to customers.

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

The Company’s primary funding needs are those required to finance new student loan originations and acquisitions and satisfy certain debt obligations, specifically its unsecured senior notes and unsecured line of credit. In general, the amount, type, and cost of the Company’s funding, including securitizations and unsecured financing from the capital markets and borrowings from financial institutions, have a direct impact on the Company’s operating expenses and financial results and can limit the Company’s ability to increase its student loan assets. The Company relies upon secured financing vehicles as its most significant source of funding for student loans. The Company’s primary secured financing vehicles are loan warehouse facilities and asset-backed securitizations.

Historically, the Company funded new loan originations using loan warehouse facilities and asset-backed securitizations. Student loan warehousing has historically allowed the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

In August 2008, the Company began funding FFELP Stafford and PLUS student loan originations for the 2008-2009 academic year through the Department’s Participation and Purchase Programs pursuant to the ECASLA. Under the Department’s Purchase Program, the Department purchases loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Under the Participation Program, the Department provides interim short term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program for the 2008-2009 academic year were required to be either refinanced by the lender or sold to the Department pursuant to the Purchase Program prior to its expiration on October 15, 2009. To be eligible for purchase or participation under the Department’s programs, loans were originally limited to FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, with eligible borrower benefits.

On October 7, 2008, legislation was enacted to extend the Department’s authority to finance and acquire FFELP student loans made for the 2009-2010 academic year by extending the Participation and Purchase Programs from September 30, 2009 to September 30, 2010. The Department indicated that loans for the 2008-2009 academic year which were funded under the Department’s Participation Program had to be refinanced or sold to the Department prior to October 15, 2009. On November 8, 2008, the Department announced the replication of the terms of the Participation and Purchase Programs, in accordance with the October 7th legislation, to include FFELP student loans made for the 2009-2010 academic year. Loans for the 2009-2010 academic year must be refinanced or sold to the Department prior to October 15, 2010.  With respect to the origination of new FFELP student loans for the 2008-2009 and 2009-2010 academic years, the Company has utilized the Department’s Participation and Purchase Programs.

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

The 2009 FFELP Warehouse Facility provides for formula based advance rates depending on FFELP loan type, up to a maximum of 92 percent to 98 percent of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility. Unlike the Company’s prior FFELP warehouse facility, the new facility does not require the Company to refinance or remove a percentage of the pledged student loan collateral on an annual basis.  Continued disruptions in the credit and financial markets may cause additional volatility in the loan valuation formula under the warehouse facility and a decline in advance rates may adversely affect the Company’s liquidity position.

In January 2009, the Department published summary terms for its program under which it will finance eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”).  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. The Conduit Program was launched on May 11, 2009. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances are contributed by the Company. The Conduit Program has a term of five years and expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the Conduit Program will be sold to the Department through the Put Agreement at a price of 97 percent of the face amount of the loans.

The Company has a $750.0 million unsecured line of credit that terminates in May 2012. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary. The line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement. The covenants include maintaining a minimum consolidated net worth, minimum adjusted EBITDA to corporate debt interest (over the last four rolling quarters), limitation on subsidiary indebtedness, and limitation on the percentage of non-guaranteed loans in the Company’s portfolio. A default on the 2009 FFELP Warehouse Facility would result in an event of default on the Company’s unsecured line of credit that would result in the outstanding balance on the line becoming immediately due and payable.

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

There are risks inherent in owning the Company’s common stock.

From January 1, 2009 to March 1, 2010, the closing daily sales price of the Company’s Class A common stock as reported by the New York Stock Exchange ranged from a low of $4.25 per share to a high of $17.78 per share. The Company expects the Class A common stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond the Company’s control. These factors include:

•	Changes in interest rates and credit market conditions affecting the cost and availability of financing for the Company’s student loan assets
•	Changes in the education financing regulatory framework
•	Changes in the education financing or other products and services that the Company offers
•	Variations in the Company’s quarterly operating results
•	Changes in financial estimates by securities analysts
•	Changes in market valuations of comparable companies
•	Changes in the amounts and frequency of share repurchases or dividends

In December 2009, Company announced that it was reinstating its quarterly dividend payments of $0.07 per share on its Class A and Class B common stock. The Company will continue to evaluate its dividend policy, but the payment of future dividends remains in the discretion of the Company’s board of directors and will continue to depend on the Company’s earnings, capital requirements, financial condition, and other factors. In addition, the payment of dividends is subject to the terms of the Company’s outstanding junior subordinated hybrid securities, which generally provide that if the Company defers interest payments on those securities it cannot pay dividends on its capital stock.

The Company may not meet the expectations of shareholders and/or of securities analysts at some time in the future, and the market price of the Company’s Class A common stock could decline as a result.

Changes in industry structure and market conditions could lead to charges related to discontinuances of certain products or businesses and asset impairment, including goodwill.

In response to changes in industry and market conditions, the Company may be required to strategically realign its resources and consider restructuring, disposing of, or otherwise exiting businesses.  Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as workforce reduction costs, charges relating to consolidation of excess facilities, or impairments of intangible assets.  Estimates with respect to the useful life or ultimate recoverability of the carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions.  Additionally, the Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings.

The Company faces counterparty risk.

The Company has exposure to the financial condition of its various lending, investment, and derivative counterparties. If any of the Company’s counterparties is unable to perform its obligations, the Company would, depending on the type of counterparty arrangement, experience a loss of liquidity or an economic loss.

The lending commitment for the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank (“Lehman”), a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect Lehman to fund future borrowing requests.

As a source of liquidity for funding new FFELP student loan originations, the Company maintains a participation agreement with the related party Union Bank and Trust Company ("Union Bank"), as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. The Company currently participates loans to Union Bank to the extent of availability under the grantor trusts. In the event that Union Bank experiences adverse changes to its financial condition, such participation agreement liquidity may not be available to the Company in the future.

The restricted cash in many of the Company’s asset backed securitizations is invested in guaranteed investment contracts (“GICs”), These GICs are primarily with three financial institutions, although the Company’s risk is concentrated with one institution which is the provider of approximately 85% of the Company’s investment contracts. All of the institutions are currently at least A rated. These agreements may be terminated by the Company if the GIC providers’ unsecured credit rating falls below a certain threshold. A default by the counterparties under the GICs could lead to a loss of the Company’s investment and have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company attempts to manage market and credit risks associated with interest and foreign currency exchange rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s risk committee. The Company also has a policy requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

The Company is subject to foreign currency exchange risk and such risk could lead to increased costs.

As a result of the Company’s offerings in Euro-denominated notes, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and the Euro. The principal and accrued interest on these notes is re-measured at each reporting period and recorded on the Company’s balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. When foreign currency exchange rates between the U.S. dollar and the Euro change significantly, earnings may fluctuate significantly. The Company entered into cross-currency interest rate swaps that hedge these risks but, as discussed previously, such swaps may not always be effective.

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

The Company must meet various requirements in order to maintain the federal guaranty on its federally insured loans. These requirements include establishing servicing requirements and procedural guidelines and specify school and loan eligibility criteria. The federal guaranty on the Company’s federally insured loans is conditional based on the Company’s compliance with origination, servicing, and collection policies set by the Department and guaranty agencies. Federally insured loans that are not originated, disbursed, or serviced in accordance with the Department’s and guaranty agency regulations may risk partial or complete loss of the guaranty. If the Company experiences a high rate of servicing deficiencies (including any deficiencies resulting from the conversion of loans from one servicing platform to another, errors in the loan origination process, establishment of the borrower’s repayment status, and due diligence or claim filing processes), it could result in the loan guarantee being revoked or denied. In most cases the Company has the opportunity to cure these deficiencies by following a prescribed cure process which usually involves obtaining the borrower’s reaffirmation of the debt. The lender becomes ineligible for special allowance interest benefits from the time of the first error leading to the loan rejection through the date that the loan is cured.

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

Future losses due to defaults on loans held by the Company, or loans sold to third parties which the Company is obligated to repurchase in the event of certain delinquencies, present credit risk which could adversely affect the Company’s earnings.

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

The Company’s non-federally insured loans are unsecured and are not guaranteed or reinsured under any government or private insurance program. Accordingly, the Company bears the full risk of loss on these loans if the borrower and co-borrower, if applicable, default. In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, delinquency status, loan program type, and trends in defaults in the portfolio based on company and industry data. The Company places a non-federally insured loan on nonaccrual status when the collection of principal and interest is 30 days past due and charges off the loan when the collection of principal and interest is 120 days past due.

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

The Company has participated non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.  Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests when such loans become 60 or 90 days delinquent.  The evaluation of the reserve related to these participated loans is inherently subjective, as it requires estimates that may be subject to changes.  If actual performance is worse than estimated, it could negatively affect the Company’s results of operations.

A failure to attract and retain necessary technical personnel, skilled management, and qualified subcontractors may have an adverse impact on the Company’s future growth.

Because the Company operates in intensely competitive markets, its success depends, to a significant extent, upon its ability to attract, retain, and motivate highly skilled and qualified personnel and to subcontract with qualified, competent subcontractors. If the Company fails to attract, train, and retain sufficient numbers of qualified engineers, technical and operational staff, and sales and marketing representatives or is unable to contract with qualified, competent subcontractors, the Company’s business, financial condition, and results of operations could be materially and adversely affected. The Company’s success also depends on the skills, experience, and performance of key members of its management team. The loss of any key employee or the loss of a key subcontractor relationship could have an adverse effect on the Company’s business, financial condition, cash flow, results of operations, and future prospects.

The Company’s government contracts are subject to termination rights, audits, and investigations, and, if terminated, could negatively impact the Company’s reputation and reduce its ability to compete for new contracts.

The Company has entered into new contracts with government agencies and has plans to expand its government agency services. For example, in June 2009, the Department of Education named the Company as one of four private sector companies awarded a servicing contract to service all federally-owned student loans. Federal and state governments and their agencies may have the right to terminate contracts at any time, without cause. These contracts, upon their expiration or termination, are typically subject to bidding processes in which the Company may not be successful.  Also, the Department of Education and other federal contracts are subject to the approval of appropriations by the United States Congress to fund the expenditures of the federal government under these contracts.  Additionally, government contracts are generally subject to audits and investigations by government agencies.  If the government discovers improper or illegal activities in the course of audits or investigations, the Company may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from doing business with the government.  Further, the negative publicity that arises from findings in such audits or investigations, or the penalties or sanctions which result, could have an adverse effect on the Company’s reputation in the industry and reduce the ability to compete for new contracts.  Any resulting reputation damage, penalties, or sanctions could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

The Company may face operational and security risks from its reliance on vendors to complete specific business operations.

The Company relies on outside vendors to provide some of the key components of business operations.  Several of these key vendors are provided access to the Company’s customer data to complete the operations required by their contracts, such as banking services, electronic and paper correspondence, credit reporting, skip tracing, and secure storage of proprietary and customer information.  The Company’s vendors must comply with the Company’s defined servicing levels, security policies, and the Company’s industry regulations.  However, disruptions in vendor services, changes in servicing contracts, security, or non-compliance with industry regulations could hinder the Company’s ability to meet customer obligations, service levels, or lead to financial or reputation damage. Financial or operational difficulties of an outside vendor could also hurt operations if those difficulties interfere with the vendor’s services.

The markets in which the Company competes are highly competitive, which could affect revenue and profit margins.

As the Company seeks to further expand its business, the Company will face numerous competitors who may be well established in the markets the Company’s operating segments seek to penetrate, or who may have better brand recognition and greater financial resources. Demand for the Company’s products and services can be affected by following competitive factors:

•	Development and timely introduction of competitive products and services
•	Ability to reduce operating costs
•	Product and servicing performance
•	Ability to provide value-added features
•	Response to pricing pressures
•	Changes in customer discretionary spending
•	Changes in customers’ preferences, including the success of products and services offered by competitors
•	Availability of capital

Additionally, if the Company fails to deliver results that are superior to its competitors, the Company could lose clients and experience a decline in revenue and profit margins.

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

Michael S. Dunlap, the Company’s Chairman, Chief Executive Officer, and a principal shareholder, beneficially owns a substantial percentage of the Company’s outstanding shares of Class A common stock and Class B common stock. Each share of Class A common stock has one vote and each share of Class B common stock has 10 votes on all matters to be voted upon by the Company’s shareholders. As a result, Mr. Dunlap is able to control all matters requiring approval by the Company’s shareholders, including the election of all members of the Board of Directors, and may do so in a manner with which other shareholders may not agree or which they may not consider to be in the best interest of other shareholders. Stephen F. Butterfield, the Company’s Vice Chairman, also owns a substantial number of shares of Class B common stock.

Negative publicity could damage the Company’s reputation and adversely affect its operating segments and their financial results.

Reputation risk, or the risk to earnings and capital from negative public opinion, is inherent in the Company’s business.   Negative public opinion could adversely affect the Company’s ability to keep and attract customers and expose the Company to adverse legal and regulatory consequences.  Negative public opinion could result from actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.  Because the Company conducts most of its businesses under the “Nelnet” brand, negative public opinion about one operating segment could affect other operating segments.

Over the last several years, the student lending industry has been the subject of various investigations and reports. The publicity associated with these investigations and reports may have a negative impact on the Company’s reputation and its operating segments. To the extent that potential or existing customers decide not to utilize the Company’s products or services as a result of such publicity, the Company’s overall operating results may be adversely affected.

A continued economic recession could reduce demand for Company products and services and lead to lower revenue and earnings.

The Company generates revenue from the interest earned on loans and fees charged for other products and services it sells. When the economy slows, the demand for products and services can fall, reducing fee revenue and earnings. An economic downturn can also impede on the ability of customers to repay their loans or to afford fee-based products and services. Additionally, the Company may be exposed to credit risk from business customers.  Several factors could cause the economy to slow down or even recede, including higher energy costs, higher interest rates, reduced consumer or corporate spending, declining home values, natural disasters, terrorist activities, military conflicts, and the normal cyclical nature of the economy.

The Company may not be able to successfully protect its intellectual property and may be subject to infringement claims.

The Company relies on a combination of contractual rights and copyrights, trademarks, patents, and trade secret laws to establish and protect its proprietary technology and other intellectual property.  Despite the Company’s efforts to protect its intellectual property, third parties may infringe or misappropriate intellectual property or may develop software or technology competitive to the Company’s products.  The Company’s competitors may independently develop similar technology, duplicate products or services, or design around intellectual property rights.  The Company may have to litigate to enforce and protect its intellectual property rights, trade secrets, and know-how or to determine their scope, validity, or enforceability, which is expensive and could cause a diversion of resources and may not prove successful.  The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm the Company’s operating segments and ability to compete.

The Company may also be subject to costly litigation in the event its products and technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents or other proprietary rights that would be infringed by the Company’s products or technology.  Any of these third parties could make a claim of infringement against the Company. The Company may also be subject to claims by third parties for breach of copyright, trademark, or license usage rights. Any such claims and any resulting litigation could subject the Company to significant liability for damages.  An adverse determination in any litigation of this type could require the Company to design around a third party’s intellectual property or to license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could divert management’s attention away from other critical business operations. Any claim by third parties may result in limitations on the Company’s ability to use the intellectual property subject to these claims.

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

Location	Primary Function or Segment	Approximate square feet	Lease expiration date
Lincoln, NE	Corporate Headquarters, Asset Generation and Management, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce	154,000	–
Aurora, CO	Student Loan and Guaranty Servicing, Software and Technical Services	96,000	February 2015
Jacksonville, FL	Student Loan and Guaranty Servicing, Software and Technical Services	106,000	January 2014
Lawrenceville, NJ	Enrollment Services	62,000	April 2011

The square footage amounts above exclude a total of approximately 43,000 square feet of owned office space in Lincoln, Nebraska that the Company leases to third parties. The Company also leases approximately 62,000 square feet of office space in Indianapolis, Indiana where Asset Generation and Management and Student Loan and Guaranty Servicing operations were previously conducted, of which 56,000 square feet was subleased to third parties as of December 31, 2009. The sublease expired in January 2010. The Company leases other office facilities located throughout the United States. These properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. The Company believes that its respective properties are generally adequate to meet its long term business goals. The Company’s principal office is located at 121 South 13th Street, Suite 201, Lincoln, Nebraska 68508.

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

Regulatory Reviews

The Department of Education periodically reviews participants in the FFELP for compliance with program provisions.  On June 28, 2007, the Department notified the Company that it would be conducting a review of the Company’s practices in connection with the prohibited inducement provisions of the Higher Education Act and the associated regulations that allow borrowers to have a choice of lenders.  The Company understands that the Department selected several schools and lenders for review.  The Company responded to the Department’s requests for information and documentation and cooperated with their review.  On May 1, 2009, the Company received the Department’s preliminary program review report, which covered the Department’s review of the period from October 1, 2002 to September 30, 2007.  The preliminary program review report contained certain initial findings of noncompliance with the Higher Education Act’s prohibited inducement provisions and required that the Company provide an explanation for the basis of the arrangements noted in the preliminary program review report.  The Company has responded and provided an explanation of the arrangements noted in the Department of Education’s initial findings and follow-up requests. The Department of Education is expected to issue a final program review determination letter and advise the Company whether it intends to take any additional action.  To the extent any findings are contained in a final letter, the additional action may include the assessment of fines or penalties, or the limitation, suspension, and termination of the Company’s participation in the FFELP.

In connection with the Company’s settlement agreement with the Department of Education in January 2007 to resolve an audit report by the Office of Inspector General of the Department of Education (the “OIG”) with respect to the Company’s student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate (the “Settlement Agreement”), the Company was informed in February 2007 by the Department of Education that a civil attorney with the Department of Justice had opened a file regarding the issues set forth in the OIG report, which the Company understands is common procedure following an OIG audit report. The Company has engaged in discussions with and provided information to the Department of Justice in connection with the review.

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

The Company believes the allegations in the above qui tam action to be frivolous and without merit and intends to vigorously defend the claim.  However, the Company cannot currently predict the ultimate outcome of this matter or any liability which may result, which could have a material adverse effect on the Company's results of operations and financial condition.

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

The Company believes the allegations in the above qui tam action to be frivolous and without merit and intends to vigorously defend the claim.  However, the Company cannot currently predict the ultimate outcome of this matter or any liability which may result, which could have a material adverse effect on the Company's results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B Common Stock is not publicly traded. The number of holders of record of the Company’s Class A Common Stock and Class B Common Stock as of January 31, 2010 was 777 and nine, respectively. Because many shares of the Company’s Class A Common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders. The following table sets forth the high and low sales prices for the Company’s Class A Common Stock for each full quarterly period in 2009 and 2008.

	2009				2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$14.87	$13.61	$15.41	$17.78	$13.66	$14.11	$16.06	$14.80
Low	4.25	5.51	12.44	12.15	9.00	10.35	9.37	9.21

In the first quarter of 2007, the Company began paying dividends of $0.07 per share on the Company's Class A and Class B Common Stock which were paid quarterly through the first quarter of 2008.  On May 21, 2008, the Company announced that it was temporarily suspending its quarterly dividend program.  On November 5, 2009, the Company's Board of Directors voted to reinstate the quarterly dividend program.  Accordingly, a dividend of $0.07 per share on the Company's Class A and Class B Common Stock was paid on December 15, 2009 to all holders of record as of December 1, 2009.  The Company currently plans to continue making quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.  In addition, the payment of dividends is subject to the terms of the Company’s outstanding junior subordinated hybrid securities, which generally provide that if the Company defers interest payments on those securities it cannot pay dividends on its capital stock.

Performance Graph

The following graph compares the change in the cumulative total shareholder return on the Company’s Class A Common Stock to that of the cumulative return of the Dow Jones U.S. Total Market Index and the Dow Jones U.S. Financial Services Index. The graph assumes that the value of an investment in the Company’s Class A Common Stock and each index was $100 on December 31, 2004 and that all dividends, if applicable, were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG NELNET, INC., THE DOW JONES US TOTAL MARKET INDEX,
AND THE DOW JONES US FINANCIAL SERVICES INDEX

Company/Index	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Nelnet, Inc.	$100.00	$151.06	$101.60	$47.90	$54.34	$65.60
Dow Jones U.S. Total Market Index	100.00	106.32	122.88	130.26	81.85	105.42
Dow Jones U.S. Financial Services Index	100.00	108.38	138.46	116.16	48.27	73.13

The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the fourth quarter of 2009 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs (2) (3)	or programs (4)
October 1 - October 31, 2009	1,156	$13.63	1,156	7,433,639
November 1 - November 30, 2009	2,056	16.71	1,610	6,932,471
December 1 - December 31, 2009	3,986	17.45	118	6,949,403

Total	7,198	$16.62	2,884

(1)
The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below; (ii) shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares; and (iii) shares purchased pursuant to the 2006 ESLP discussed in footnote (3) below, of which there were none for the months of October, November, or December 2009. Shares of Class A common stock purchased pursuant to the 2006 Plan included 1,156 shares, 1,610 shares, and 118 shares in October, November, and December, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 446 shares and 3,868 shares in November and December, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

As of	Maximum number of shares that may yet be purchased under the 2006 Plan (A)	Approximate dollar value of shares that may yet be purchased under the 2006 ESLP (B)	Closing price on the last trading day of the Company's Class A Common Stock (C)	(B / C) Approximate number of shares that may yet be purchased under the 2006 ESLP (D)	(A + D) Approximate number of shares that may yet be purchased under the 2006 Plan and 2006 ESLP
October 31, 2009	4,835,635	$36,450,000	$14.03	2,598,004	7,433,639
November 30, 2009	4,834,025	36,450,000	17.37	2,098,446	6,932,471
December 31, 2009	4,833,907	36,450,000	17.23	2,115,496	6,949,403

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

	Year ended Decmber 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except share data)
Operating Data:
Net interest income before provision for loan losses	$235,345	187,892	244,614	308,459	328,999
Loan and guaranty servicing revenue	108,747	99,942	122,380	121,593	93,332
Tuition payment processing and campus commerce revenue	53,894	48,155	42,766	34,784	14,088
Enrollment services revenue	119,397	112,405	103,905	55,361	12,349
Software services revenue	21,164	24,115	27,764	15,890	9,170
Derivative settlements, net	39,286	55,657	18,677	23,432	(17,008)
Total revenue	577,833	528,166	560,106	559,519	440,930
Other income	68,152	22,775	30,423	19,405	16,561
Gain (loss) on sale of loans	35,148	(51,414)	3,597	16,133	301
Total operating expense	(405,633)	(440,614)	(535,609)	(446,279)	(267,731)
Income tax expense	(76,573)	(17,896)	(21,716)	(36,237)	(100,581)
Income from continuing operations	139,125	26,844	35,429	65,916	178,074
Income (expense) from discontinued operations	—	1,818	(2,575)	2,239	3,048
Net income	139,125	28,662	32,854	68,155	181,122
Earnings (loss) per common share:
Basic:
Continuing operations	$2.79	0.54	0.71	1.23	3.31
Discontinued operations	—	0.04	(0.05)	0.04	0.06
Net earnings	2.79	0.58	0.66	1.27	3.37
Diluted:
Continuing operations	$2.78	0.54	0.71	1.23	3.31
Discontinued operations	—	0.04	(0.05)	0.04	0.06
Net earnings	2.78	0.58	0.66	1.27	3.37
Dividends per common share	$0.07	0.07	0.28	—	—

Other Data:
Revenue from fee-based segments as a percentage of total revenue
(excluding fixed rate floor income and Corporate Activity and
Overhead)	66.3%	54.5%	53.3%	44.0%	33.8%
Fixed rate floor income	$145,098	37,457	10,347	30,234	44,694
Core student loan spread	1.18%	0.99%	1.13%	1.42%	1.51%
Origination and acquisition volume (a)	$2,779,873	2,809,082	5,152,110	6,696,118	8,471,121
Student loans serviced (at end of period) (b)	37,549,563	35,888,693	33,817,458	30,593,592	26,988,839

	As of December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except share data)
Balance Sheet Data:
Cash and cash equivalents	$338,181	189,847	111,746	102,343	96,678
Student loans receivables, net	23,926,957	25,413,008	26,736,122	23,789,552	20,260,807
Goodwill and intangible assets	197,255	252,232	277,525	353,008	243,630
Total assets	25,876,427	27,854,897	29,162,783	26,796,873	22,798,693
Bonds and notes payable	24,805,289	26,787,959	28,115,829	25,562,119	21,673,620
Shareholders' equity	784,563	643,226	608,879	671,850	649,492
Tangible shareholders' equity	587,308	390,994	331,354	318,842	405,862
Book value per common share	15.73	13.05	12.31	12.79	12.03
Tangible book value per common share	11.77	7.93	6.70	6.07	7.52

Ratios:
Shareholders' equity to total assets	3.03%	2.31%	2.09%	2.51%	2.85%

(a)
Initial loans originated or acquired through various channels, including originations through the direct channel; acquisitions through the branding partner channel, the forward flow channel, and the secondary market (spot purchases); and loans acquired in portfolio and business acquisitions.

(b)
The student loans serviced does not include loans serviced by EDULINX for all periods presented. The Company sold EDULINX in May 2007. As a result of this transaction, EDULINX is reported as discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the years ended December 31, 2009, 2008, and 2007. All dollars are in thousands, except per share amounts, unless otherwise noted. Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statement presentation to provide the users of the financial statements additional information related to the operating results of the Company’s fee-based businesses, which are becoming more significant to the Company’s operations.) These reclassifications include reclassifying “tuition payment processing and campus commerce revenue” and “enrollment services revenue,” which were previously included in “other fee-based income.” In addition, the “cost to provide enrollment services” was reclassified from various operating expense accounts, primarily “advertising and marketing.”

OVERVIEW

The Company is a transaction processing and finance company focused primarily on providing quality education related products and services to students, families, schools, and financial institutions nationwide.  The Company earns its revenue from fee-based processing businesses, including its loan servicing, payment processing, and lead generation businesses, and the net interest income on its student loan portfolio.

The Company has certain business objectives in place that include:

•	Grow and diversify revenue from fee generating businesses
•	Manage operating costs
•	Maximize the value of existing portfolio
•	Eliminate exposure to liquidity risk and unfunded debt burden

Achieving these business objectives has impacted the financial condition and operating results of the Company during the year ended December 31, 2009. In addition, legislation concerning the student loan industry has impacted and will continue to impact the financial condition and operating results of the Company.  Each of these items are discussed below.

Grow and Diversify Revenue from Fee-Based Businesses

In recent years, the Company has expanded products and services generated from businesses that are not dependent upon the FFEL Program, thereby reducing legislative and political risk related to the education lending industry. Revenues from these businesses are primarily generated from products and services offered in the Company’s Tuition Payment Processing and Campus Commerce and Enrollment Services operating segments. As shown below, revenue earned from businesses less dependent upon the FFEL Program has grown $22.1 million (18.3%) for the year ended December 31, 2009 compared to the same period in 2008.

	Year ended December 31,
	2009	2008	$ Change	% Change

Tuition Payment Processing and Campus Commerce	$53,894	48,155	5,739
Enrollment Services - Lead Generation	88,851	72,513	16,338

	142,745	120,668	$22,077	18.3%

Enrollment Services - Other	30,546	39,929
Student Loan and Guaranty Servicing	113,974	104,287
Software and Technical Services	17,463	19,707
Net interest income from fee-based segments	174	3,107

Total revenue from fee-based segments	$304,902	287,698

Department of Education Servicing Contract

In June 2009, the Department of Education named the Company as one of four private sector servicers awarded a servicing contract to service all federally-owned student loans, including FFELP loans purchased by the Department pursuant to ECASLA. No later than August 2010, the Company expects to also begin servicing new loans originated under the Direct Loan Program. Servicing volume has initially been allocated by the Department to the four servicers and performance factors such as customer satisfaction levels and default rates will determine volume allocations over time. The contract spans five years with one, five-year renewal option.  Servicing loans under this contract will further diversify the Company’s revenue and customer base.

For the federal fiscal year ended September 30, 2009, the estimated volume for the Direct Loan Program was approximately $38 billion, an increase of 110% from the federal fiscal year ended September 30, 2008.  This increase was the result of schools shifting from the FFELP to the Direct Loan Program as a result of lenders exiting the FFELP marketplace due to legislation and capital market disruptions. See discussion under "– Legislation – Recent Developments.”  Regardless of the outcome of the currently proposed legislation, the Direct Loan Program volume is expected to increase substantially in the next few years, which would lead to an increase in servicing volume for the Department’s four private sector servicers.

The Company began servicing loans for the Department in September 2009 and recognized approximately $1.7 million of revenue under this contract in 2009. As of December 31, 2009 and March 1, 2010, the Company was servicing approximately $3.4 billion and $6.3 billion, respectively, of loans under the Department’s servicing contract, which includes approximately $1.5 billion and $4.3 billion, respectively, of loans not previously serviced by the Company that were sold by third parties to the Department as part of the ECASLA Purchase Program.

Manage Operating Costs

The Company has continued to focus on managing costs and gaining efficiencies and has continued to benefit from restructuring activities.  As shown below, excluding the cost to provide enrollment services and restructuring and impairment charges, operating expenses decreased $46.2 million (13.7%) for the year ended December 31, 2009 compared to the same period in 2008.

Operating Expenses

	Year ended December 31,
	2009	2008	$ Change	% Change

Salaries and benefits (a)	$151,285	177,724	(26,439)	(14.9)%
Other expenses (b)	138,712	158,499	(19,787)	(12.5)
Operating expenses, excluding the cost
to provide enrollment services and
restructure and impairment expenses	289,997	336,223	$(46,226)	(13.7)%
Cost to provide enrollment services	74,926	64,965
Restructure expense (c)	7,982	7,067
Impairment expense	32,728	18,834
Liquidity contingency planning fees (d)	—	13,525
Total operating expenses	$405,633	440,614

(a)	Excludes restructure expenses related to employee termination benefits.

(b)	Excludes liquidity contingency planning fees and restructure expenses related to lease terminations.

(c)	Restructure expense is included in “salaries and benefits” and “occupancy and communications” in the consolidated statements of income.

(d)
Liquidity contingency planning fees were incurred by the Company to minimize exposure related to the equity support provisions of the Company’s FFELP loan warehouse facility.  These fees are included in “other” under “other operating expense” in the consolidated statements of income.

Included in operating expenses for the year ended December 31, 2009 is an impairment charge of $32.7 million related to the impairment of goodwill and intangible assets related to the Company’s direct marketing and list management business.  This business has been negatively affected by the economic recession and deterioration of the direct-to-consumer student loan market.  As of December 31, 2009, the Company has $143.7 million of goodwill remaining on its consolidated balance sheet.  See note 6 of the notes to the consolidated financial statements included in this Report, which provides a summary of the remaining goodwill by operating segment.

Maximize the Value of Existing Portfolio

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

The Company’s core student loan spread (variable student loan spread including fixed rate floor contribution) and variable student loan spread (net interest margin excluding fixed rate floor income) during 2008 and 2009 is summarized below.

During the years ended December 31, 2009 and 2008, loan interest income includes $145.1 million (58 basis points of spread contribution) and $37.5 million (14 basis points of spread contribution), respectively, of fixed rate floor income.  The increase in fixed rate floor income throughout 2009 is due to a decrease in interest rates.  The Company’s variable student loan spread increased throughout 2009 as a result of the tightening of the commercial paper rate, which is the primary rate the Company earns on its student loan portfolio, and the LIBOR rate, which is the primary rate the Company pays to fund its student loan assets. See Part II, Item 7, “Management’s Discussion and Analysis – Asset Generation and Management Operating Segment – Results of Operations – Student Loan Spread Analysis.” If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

Future Cash Flow from Portfolio

The majority of the Company’s portfolio of student loans is funded in asset backed securitizations that are structured to substantially match the maturity of the funded assets and there are minimal liquidity issues related to these facilities. In addition, due to the difference between the yield the Company receives on the loans and cost of financing within these transactions, the Company has created a portfolio that will generate earnings and significant cash flow over the life of these transactions.

Based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.43 billion. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further details related to the estimated future cash flow from the Company’s portfolio.

Eliminate Exposure to Liquidity Risk and Unfunded Debt Burden

Reducing Liquidity Risk

The Company had a FFELP warehouse facility that was due to expire in May 2010 that provided for formula-based advance rates based on current market conditions, which required equity support to be posted to the facility under certain circumstances.  As of December 31, 2008, the Company had $1.6 billion of student loans in this facility, $1.4 billion borrowed under the facility, and $280.6 million in cash posted as equity funding support for the facility.  During 2009, the Company reduced its liquidity exposure under this facility as a result of the following transactions:

•	In March 2009, the Company completed a $294.6 million asset-backed securitization and refinanced loans previously financed in the facility.

•	In June 2009, the Company accessed the Department’s Conduit Program and refinanced loans previously financed in the facility.

•
In August 2009, the Company entered into a new $500.0 million FFELP warehouse facility that expires in August 2012.  In August 2009, the Company utilized the new warehouse facility to refinance all remaining loans in the old warehouse facility.  Refinancing these loans allowed the Company to terminate the prior facility and withdraw all remaining equity funding support.

In the fourth quarter of 2009, the Company completed asset-backed securities transactions totaling $852.9 million.  On February 17, 2010, the Company also completed an asset-backed securities transaction of $523.3 million. The Company used the proceeds from the sale of these notes to purchase student loans that were previously financed in the new FFELP warehouse facility and certain other existing asset-backed securitizations.  As of March 1, 2010, $30.5 million was outstanding under the new FFELP warehouse and $469.5 million was available for future use.

In addition to the new FFELP warehouse, the Company has reliable sources of liquidity available for new FFELP Stafford and PLUS loan originations for the 2009-2010 academic year under the Department’s Participation and Purchase Programs. In addition, the Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans.

Debt Repurchases

During 2009, the Company repurchased outstanding debt as summarized below. Gains recorded by the Company from the repurchase of debt are included in “other income” on the Company’s consolidated statements of income.

	Year ended December 31, 2009			Remaining balance
	Notional amount	Purchase price	Gain	as of December 31, 2009

5.125% Senior Notes due 2010	$208,284	196,529	11,755	$66,716

Junior Subordinated Hybrid Securities	1,750	350	1,400	$198,250

Asset-backed securities	348,155	319,627	28,528

	$558,189	516,506	41,683

Subsequent to December 31, 2009 (through March 1, 2010), the Company has repurchased an additional $174.5 million (notional amount) of asset-backed securities resulting in a gain of approximately $6 million.

Legislation

ECASLA

In August 2008, the Department implemented the Loan Purchase Commitment Program and the Loan Purchase Participation Program pursuant to ECASLA.  During the year ended December 31, 2009, the Company sold $2.1 billion of student loans to the Department under the Purchase Program, resulting in a gain of $36.6 million.  As of December 31, 2009, the Company had $463.9 million of FFELP loans funded using the Participation Program.  The Company plans to continue to use the Participation Program to fund certain loans originated for the 2009-2010 academic year.

Recent Developments

On February 26, 2009, the President introduced a fiscal year 2010 Federal budget proposal calling for the elimination of the FFEL Program and a recommendation that all new student loan originations be funded through the Federal Direct Loan Program.    On September 17, 2009, the House of Representatives passed H.R. 3221, the Student Aid and Fiscal Responsibility Act ("SAFRA"), which would eliminate the FFEL Program and require that, after July 1, 2010, all new federal student loans be made through the Federal Direct Loan Program. The Senate is expected to begin its consideration of similar student loan reform legislation sometime in 2010. In addition to the House-passed legislation, there are several other proposals for changes to the education financing framework that may be considered that would maintain a role for private lenders in the origination of federal student loans.  These include a possible extension of ECASLA, which expires on July 1, 2010, and the Student Loan Community Proposal, a proposal endorsed by a cross-section of FFELP service providers (including the Company) as an alternative to the 100% federal direct lending proposal included in SAFRA.

Elimination of the FFEL Program would impact the Company’s operations and profitability by, among other things, reducing the Company’s interest revenues as a result of the inability to add new FFELP loans to the Company’s portfolio and reducing guarantee and third-party FFELP servicing fees as a result of reduced FFELP loan servicing and origination volume. Additionally, the elimination of the FFEL Program could reduce education loan software licensing opportunities and related consulting fees received from lenders using the Company’s software products and services.

In June 2009, the Department of Education named the Company as one of four private sector companies awarded a servicing contract to service student loans.  No later than August 2010, the Company expects to begin servicing new loans originated under the Direct Loan Program. If legislation is passed mandating that all new student loan originations be funded through the Direct Loan Program, revenue from servicing loans under this contract will partially offset the loss of revenue if the FFEL Program is eliminated.

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

Net Interest Income

The Company generates a significant portion of its earnings from the spread, referred to as its student loan spread, between the yield the Company receives on its student loan portfolio and the cost of funding these loans. This spread income is reported on the Company’s consolidated statements of income as net interest income. The amortization of loan premiums, including capitalized costs of origination, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company’s consolidated statements of income. The amortization of debt issuance costs is included in interest expense on the Company’s consolidated statements of income.

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

In September 2007, the College Cost Reduction Act was enacted into law.  This legislation reduced the annual yield on FFELP loans originated after October 1, 2007 and should be considered when reviewing the Company’s results of operations.  The Company has mitigated some of the reduction in annual yield by creating efficiencies and lowering costs, modifying borrower benefits, and reducing loan acquisition costs.

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

In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. The Company places a non-federally insured loan on nonaccrual status when the collection of principal and interest is 30 days past due and charges off the loan when the collection of principal and interest is 120 days past due.

Other Income

The Company also earns fees and generates revenue from other sources as summarized below.

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

Enrollment Services Revenue –  Enrollment services revenue primarily consists of the following items:

•
Lead generation – Revenue from lead generation is derived primarily from fees which are earned through the delivery of qualified leads or clicks. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead or click is delivered to the customer provided that no significant obligations remain. From time to time, the Company may agree to credit certain leads or clicks if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been immaterial and within management’s expectations.

For a portion of its lead revenue, the Company has agreements with providers of online media or traffic (“Publishers”) used in the generation of leads or clicks. The Company receives a fee from its customers and pays a fee to Publishers either on a cost per lead, cost per click, or cost per number of impressions basis. The Company is the primary obligor in the transaction. As a result, the fees paid by the Company’s customers are recognized as revenue and the fees paid to its Publishers are included in “cost to provide enrollment services” in the Company’s consolidated statements of income.

•	Publishing and editing services - Revenue from the sale of print products and editing services is generally earned and recognized, net of estimated returns, upon shipment or delivery.

•
Content management and recruitment services – Content management and recruitment services includes the sale of subscription and performance based products and services, as well as list sales.  Revenues from sales of subscription and performance based products and services are recognized ratably over the term of the contract. Subscription and performance based revenues received or receivable in advance of the delivery of services is included in deferred revenue.  Revenue from the sale of lists is generally earned and recognized, net of estimated returns, upon delivery.

Software Services Revenue – Software services revenue is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products.  Computer and software consulting services are recognized over the period in which services are provided to customers.

Operating Expenses

Operating expenses includes indirect costs incurred to generate and acquire student loans, costs incurred to manage and administer the Company’s student loan portfolio and its financing transactions, costs incurred to service the Company’s student loan portfolio and the portfolios of third parties, the cost to provide enrollment services, costs incurred to provide tuition payment processing, campus commerce, content management, recruitment, software and technical services to third parties, the depreciation and amortization of capital assets and intangible assets, investments in products, services, and technology to meet customer needs and support continued revenue growth, and other general and administrative expenses.  The cost to provide enrollment services, as discussed previously, consists of costs incurred to provide lead generation and publishing and editing services in the Company’s Enrollment Services operating segment.  Operating expenses also includes employee termination benefits, lease termination costs, and the write-down of certain assets related to the Company’s restructuring initiatives.

Year ended December 31, 2009 compared to year ended December 31, 2008

Net Interest Income (Net of settlements on derivatives)

	Year ended December 31,
			Change
	2009	2008	$	%

Interest income:
Loan interest	$609,920	1,176,383	(566,463)	(48.2)%
Investment interest	10,287	37,998	(27,711)	(72.9)
Total interest income	620,207	1,214,381	(594,174)	(48.9)
Interest expense:
Interest on bonds and notes payable	384,862	1,026,489	(641,627)	(62.5)
Net interest income	235,345	187,892	47,453	25.3
Provision for loan losses	29,000	25,000	4,000	16.0
Net interest income after
provision for loan losses	206,345	162,892	43,453	26.7

Derivative settlements, net (a)	39,286	55,657	(16,371)	(29.4)

Net interest income after
provision for loan losses (net of
settlements on derivatives)	$245,631	218,549	27,082	12.4%
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

Net interest income after provision for loan losses, net of settlements on derivatives, changed for the year ended December 31, 2009 compared to 2008 as follows:

	Year ended December 31,
			Change
	2009	2008	$	%

Variable student loan interest margin, net
of settlements on derivatives (a)	$148,181	210,217	(62,036)	(29.5)%
Fixed rate floor income, net of
settlements on derivatives (b)	145,098	37,457	107,641	287.4
Investment interest (c)	10,287	37,998	(27,711)	(72.9)
Corporate debt interest expense (d)	(28,935)	(42,123)	13,188	(31.3)
Provision for loan losses (e)	(29,000)	(25,000)	(4,000)	16.0

Net interest income after
provision for loan losses (net of
settlements on derivatives)	$245,631	218,549	27,082	12.4%

(a)
Variable student loan spread decreased to 0.63% for the year ended December 31, 2009 compared to 0.91% in 2008 as further discussed in this Item 7 under “Asset Generation and Management Operating Segment – Results of Operations – Student Loan Spread Analysis.”

(b)
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating fixed rate floor income. Due to lower interest rates in the year ended December 31, 2009 compared to 2008, the Company received additional fixed rate floor income on a portion of its student loan portfolio.  See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” for additional information.

(c)	Investment interest decreased for the year ended December 31, 2009 compared to 2008 due to lower interest rates in 2009.

(d)
 Corporate debt interest expense decreased for the year ended December 31, 2009 compared to 2008 as a result of a decrease in interest rates, as well as a reduction in debt outstanding due to the purchase of unsecured fixed rate debt.  The weighted average interest rate and notes outstanding on the Company’s unsecured line of credit was 0.73% and $691.5 million, respectively, as of December 31, 2009 compared to 1.25% and $691.5 million, respectively, as of December 31, 2008.  During 2009, the Company repurchased $208.3 million of its 5.125% Senior Notes due 2010.

(e)	The provision for loan losses increased in 2009 compared to 2008 primarily due to increases in delinquencies.

Other Income

	Year ended December 31,
			Change
	2009	2008	$	%
Loan and guaranty servicing revenue (a)	$108,747	99,942	8,805	8.8%
Tuition payment processing and campus commerce revenue (b)	53,894	48,155	5,739	11.9
Enrollment services revenue (c)	119,397	112,405	6,992	6.2
Software services revenue (d)	21,164	24,115	(2,951)	(12.2)
Other income (e)	68,152	22,775	45,377	199.2
Gain (loss) on sale of loans, net (f)	35,148	(51,414)	86,562	(168.4)
Derivative market value, foreign currency,
and put option adjustments (g)	(30,802)	10,827	(41,629)	(384.5)
Derivative settlements, net (h)	39,286	55,657	(16,371)	(29.4)
Total other income	$414,986	322,462	92,524	28.7%

(a)
“Loan and guaranty servicing revenue” increased due to an increase in FFELP loan servicing revenue.  This increase was offset by a decrease in guaranty servicing revenue related to rehabilitation collections on defaulted loan assets. See Item 7 under “Student Loan and Guaranty Servicing Operating Segment – Results of Operations” for additional information.

(b)
“Tuition payment processing and campus commerce revenue” increased due to an increase in the number of managed tuition payment plans and an increase in campus commerce transactions processed as discussed in this Item 7 under “Tuition Payment Processing and Campus Commerce Operating Segment – Results of Operations.”

(c)
“Enrollment services revenue” increased due to an increase in lead generation revenue offset by a reduction in revenue related to other enrollment products and services as further discussed in this Item 7 under “Enrollment Services Operating Segment – Results of Operations.”

(d)
“Software and technical services revenue” decreased due to a reduction in the number of projects for existing customers and the loss of customers due to the legislative developments in the student loan industry throughout 2008 as further discussed in this Item 7 under “Software and Technical Services Operating Segment – Results of Operations.”

(e)	The following table summarizes the components of “other income”.

	Year ended December 31,
	2009	2008

Gains on debt repurchases	$41,683	—
Borrower late fee income	11,305	11,515
Gain on sale of equity method investment	3,500	—
Other	11,664	11,260

Other income	$68,152	22,775

The change in other income is primarily the result of gains on debt repurchases. In addition, during 2009, the Company earned $3.5 million related to the sale of an equity method investment.

(f)
“Gain (loss) on sale of loans” includes a gain of $36.6 million related to the sale of $2.1 billion of student loans to the Department under the Purchase Program during the year ended December 31, 2009.  In addition, the Company recognized a loss of $51.4 million during 2008 as a result of the sale of $1.8 billion of student loans as further discussed in this Item 7 under “Asset Generation and Management Operating Segment – Results of Operations.”

(g)
The change in “derivative market value, foreign currency, and put option adjustments” was primarily the result of the change in the fair value of the Company’s derivative portfolio and transaction gains/losses resulting from the remeasurement of the Company’s Euro-denominated bonds to U.S. dollars. These changes are summarized below.

	Year ended December 31,
	2009	2008

Change in fair value of derivatives	$6,852	(38,576)
Foreign currency transaction adjustment	(37,654)	52,886
Change in fair value of put options
issued in business acquisitions	—	(3,483)

Derivative market value, foreign currency,
and put option adjustments	$(30,802)	10,827

(h)
Further detail of the components of derivative settlements is included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”  The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.  Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting.  Derivative settlements for each applicable period should be evaluated with the Company’s net interest income, as discussed previously.

Operating Expenses

	Year ended December 31,
	2009	2008	$ Change	% Change

Salaries and benefits (a)	$151,285	177,724	(26,439)	(14.9)%
Other expenses (b)	138,712	158,499	(19,787)	(12.5)
Operating expenses, excluding the cost
to provide enrollment services and
restructure and impairment expenses	289,997	336,223	$(46,226)	(13.7)%

Cost to provide enrollment services	74,926	64,965
Restructure expense (c)	7,982	7,067
Impairment expense	32,728	18,834
Liquidity contingency planning fees (d)	—	13,525
Total operating expenses	$405,633	440,614

(a)	Excludes restructure expenses related to employee termination benefits.

(b)	Excludes liquidity contingency planning fees and restructure expenses related to lease terminations.

(c)	Restructure expense is included in “salaries and benefits” and “occupancy and communications” in the consolidated statements of income.

(d)
Liquidity contingency planning fees were incurred by the Company to minimize exposure related to the equity support provisions of the Company’s FFELP loan warehouse facility.  These fees are included in “other” under “other operating expense” in the consolidated statements of income.

Excluding the cost to provide enrollment services, restructuring and impairment charges, and liquidity contingency planning fees, operating expenses decreased $46.2 million (13.7%) for the year ended December 31, 2009 compared to 2008. This decrease was the result of continued focus by the Company on managing costs and gaining efficiencies and continued benefits from restructuring activities.

Included in operating expenses for the years ended December 31, 2009 and 2008 are impairment charges of $32.7 million and $18.8 million, respectively.  The 2009 impairment charge relates to the impairment of goodwill and intangible assets related to the Company’s direct marketing and list management business.  This business has been negatively affected by the economic recession and deterioration of the direct-to-consumer student loan market.  The 2008 impairment charge related to the student loan business model modifications the Company implemented due to the disruptions in the debt and secondary markets.

Income Taxes

The Company’s effective tax rate was 35.5% and 40.0% for the years ended December 31, 2009 and 2008, respectively. The effective tax rate during 2009 decreased compared to 2008 due to expenses incurred in 2008 that were not deductible for tax purposes and a decrease in a valuation allowance in 2009.

Additional information on the Company’s results of operations is included with the discussion of the Company’s operating segments in this Item 7 under “Operating Segments”.

Year ended December 31, 2008 compared to year ended December 31, 2007

Net Interest Income (Net of settlements on derivatives)

	Year ended December 31,
	2008	2007	Change
			$	%
Interest income:
Loan interest	$1,176,383	1,667,057	(490,674)	(29.4)%
Investment interest	37,998	80,219	(42,221)	(52.6)
Total interest income	1,214,381	1,747,276	(532,895)	(30.5)
Interest expense:
Interest on bonds and notes payable	1,026,489	1,502,662	(476,173)	(31.7)
Net interest income	187,892	244,614	(56,722)	(23.2)
Provision for loan losses	25,000	28,178	(3,178)	(11.3)
Net interest income after provision for loan losses	162,892	216,436	(53,544)	(24.7)

Derivative settlements, net (a)	55,657	18,677	36,980	198.0
Net interest income after provision for loan losses (net of settlements on derivatives)	$218,549	235,113	(16,564)	(7.0)%

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

Net interest income after provision for loan losses, net of settlements on derivatives, changed for the year ended December 31, 2008 compared to 2007 as follows:

	Year ended December 31,
			Change
	2008	2007	$	%

Variable student loan interest margin, net
of settlements on derivatives (a)	$210,217	213,227	(3,010)	(1.4)%
Fixed rate floor income, net of
settlements on derivatives (b)	37,457	10,347	27,110	262.0
Investment interest (c)	37,998	80,219	(42,221)	(52.6)
Corporate debt interest expense (d)	(42,123)	(40,502)	(1,621)	4.0
Provision for loan losses (e)	(25,000)	(28,178)	3,178	(11.3)

Net interest income after
provision for loan losses (net of
settlements on derivatives)	$218,549	235,113	(16,564)	(7.0)%

(a)
Variable student loan spread decreased to 0.91% for the year ended December 31, 2008 compared to 1.10% in 2007 as discussed in this Item 7 under “Asset Generation and Management Operating Segment – Results of Operations – Student Loan Spread Analysis.”

(b)
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating fixed rate floor income. Due to lower interest rates in the year ended December 31, 2008 compared to 2007, the Company received additional fixed rate floor income on a portion of its student loan portfolio.  See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” for additional information.

(c)	Investment interest decreased for the year ended December 31, 2008 compared to 2007 due to lower interest rates in 2008.

(d)
 Corporate debt interest expense increased for the year ended December 31, 2008 compared to 2007 as a result of an increase in the notes outstanding on the Company’s unsecured line of credit, offset by a decrease in interest rates.  The weighted average interest rate and notes outstanding on the Company’s unsecured line of credit was 1.25% and $691.5 million, respectively, as of December 31, 2008 compared to 5.48% and $80.0 million, respectively, as of December 31, 2007.

(e)
Excluding an expense of $15.7 million to increase the Company’s allowance for loan losses related to the increase in risk share as a result of the elimination of the Exceptional Performer program in the third quarter of 2007, the provision for loan losses increased for the year ended December 31, 2008 compared to 2007. The provision for loan losses for federally insured loans increased as a result of the increase in risk share as a result of the loss of Exceptional Performer. The provision for loan losses for non-federally insured loans increased primarily due to increases in delinquencies as a result of the weakening of the U.S. economy.

Other Income

	Year ended December 31,
			Change
	2008	2007	$	%
Loan and guaranty servicing revenue (a)	$99,942	122,380	(22,438)	(18.3)%
Tuition payment processing and campus commerce revenue (b)	48,155	42,766	5,389	12.6
Enrollment services revenue (c)	112,405	103,905	8,500	8.2
Software services revenue (d)	24,115	27,764	(3,649)	(13.1)
Other income (e)	22,775	30,423	(7,648)	(25.1)
Gain (loss) on sale of loans, net (f)	(51,414)	3,597	(55,011)	(1,529.4)
Derivative market value, foreign currency,
and put option adjustments (g)	10,827	26,806	(15,979)	(59.6)
Derivative settlements, net (h)	55,657	18,677	36,980	198.0
Total other income	$322,462	376,318	(53,856)	(14.3)%

(a)
“Loan and guaranty servicing revenue” decreased due to decreases in FFELP loan servicing revenue, non-federally insured loan servicing revenue, and guaranty servicing revenue as further discussed in this Item 7 under “Student Loan and Guaranty Servicing Operating Segment – Results of Operations.”

(b)
“Tuition payment processing and campus commerce revenue” increased due to an increase in the number of managed tuition payment plans and an increase in campus commerce transactions processed as discussed in this Item 7 under “Tuition Payment Processing and Campus Commerce Operating Segment – Results of Operations.”

(c)
“Enrollment services revenue” increased due to an increase in lead generation revenue offset by a reduction in revenue related to other enrollment products and services as further discussed in this Item 7 under “Enrollment Services Operating Segment – Results of Operations.”

(d)
“Software and technical services revenue” decreased due to a reduction in the number of projects for existing customers and the loss of customers due to the legislative developments in the student loan industry throughout 2008 as further discussed in this Item 7 under “Software and Technical Services Operating Segment – Results of Operations.”

(e)	The following table summarizes the components of “other income”.

	Year ended December 31,
	2008	2007

Borrower late fee income	$11,515	8,207
Gain on sale of equity method investment	—	3,942
Administrative service fee income	—	2,605
Other	11,260	15,669

Other income	$22,775	30,423

The change in other income is primarily the result of a gain of $3.9 million from the sale of an entity accounted for under the equity method in 2007. In addition, the Company recognized $2.6 million in 2007 related to an agreement with a third party under which the Company provided administrative services to the third party for a fee. This agreement was terminated in the third quarter of 2007. The decrease in “other” above is a result of a decrease in income earned on certain investment activities in 2008 compared to 2007.

(f)
“Gain (loss) on sale of loans” includes a loss of $51.4 million related to the sale of $1.8 billion of student loans during the year ended December 31, 2008 as further discussed in this Item 7 under “Asset Generation and Management Operating Segment – Results of Operations.”

(g)
The change in “derivative market value, foreign currency, and put option adjustments” was primarily the result of the change in the fair value of the Company’s derivative portfolio and transaction gains/losses resulting from the remeasurement of the Company’s Euro-denominated bonds to U.S. dollars. These changes are summarized below.

	Year ended December 31,
	2008	2007

Change in fair value of derivatives	$(38,576)	139,146
Foreign currency transaction adjustment	52,886	(108,712)
Change in fair value of put options
issued in business acquisitions	(3,483)	(3,628)

Derivative market value, foreign currency,
and put option adjustments	$10,827	26,806

(h)
Further detail of the components of derivative settlements is included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”  The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.  Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting.  Derivative settlements for each applicable period should be evaluated with the Company’s net interest income, as discussed previously.

Operating expenses

	Year ended December 31,
	2008	2007	$ Change	% Change

Salaries and benefits (a)	$177,724	230,316	(52,592)	(22.8	) %
Other expenses (b)	158,499	200,150	(41,651)	(20.8)
Operating expenses, excluding the cost
to provide enrollment services,
restructure and impairment expenses,
and liquidity contingency planning fees	336,223	430,466	$(94,243)	(21.9	) %

Cost to provide enrollment services	64,965	45,408
Restructure expense (c)	7,067	10,231
Impairment expense	18,834	49,504
Liquidity contingency planning fees (d)	13,525	—

Total operating expenses	$440,614	535,609

(a)	Excludes restructure expenses related to employee termination benefits.

(b)	Excludes liquidity contingency planning fees and restructure expenses related to lease terminations.

(c)	Restructure expense is included in “salaries and benefits” and “occupancy and communications” in the consolidated statements of income.

(d)
Liquidity contingency planning fees were incurred by the Company to minimize exposure related to the equity support provisions of the Company’s FFELP loan warehouse facility.  These fees are included in “other” under “other operating expense” in the consolidated statements of income.

Excluding the cost to provide enrollment services, restructuring and impairment charges, and liquidity contingency planning fees, operating expenses decreased $94.2 million (21.9%) for the year ended December 31, 2008 compared to 2007. This decrease was the result of cost savings from the September 2007 and January 2008 restructuring plans implemented by the Company. These plans resulted in the net reduction of approximately 700 positions in the Company’s overall workforce, leading to decreases in salaries and benefits and other expenses. The decrease is also a result of the Company capitalizing on the operating leverage of its business structure and strategies.

Included in operating expenses for the years ended December 31, 2008 and 2007 are impairment charges of $18.8 million and $49.5 million, respectively.  The 2008 impairment charge related to the student loan business model modifications the Company implemented due to the disruptions in the debt and secondary markets.  The 2007 impairment charge related to the student loan business model modifications the Company implemented due to the passage of the College Cost Reduction Act.

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

Financial Condition as of December 31, 2009 compared to December 31, 2008

	As of December 31,		Change
	2009	2008	Dollars	Percent
Assets:
Student loans receivable, net	$23,926,957	25,413,008	(1,486,051)	(5.8	) %
Cash, cash equivalents, and investments	1,055,414	1,348,104	(292,690)	(21.7)
Goodwill	143,717	175,178	(31,461)	(18.0)
Intangible assets, net	53,538	77,054	(23,516)	(30.5)
Fair value of derivative instruments	193,899	175,174	18,725	10.7
Other assets	502,902	666,379	(163,477)	(24.5)
Total assets	$25,876,427	27,854,897	(1,978,470)	(7.1	) %

Liabilities:
Bonds and notes payable	$24,805,289	26,787,959	(1,982,670)	(7.4	) %
Fair value of derivative instruments	2,489	1,815	674	37.1
Other liabilities	284,086	421,897	(137,811)	(32.7)
Total liabilities	25,091,864	27,211,671	(2,119,807)	(7.8)

Shareholders' equity	784,563	643,226	141,337	22.0
Total liabilities and shareholders' equity	$25,876,427	27,854,897	(1,978,470)	(7.1	) %

Total assets decreased during 2009 primarily due to decreases in student loans receivable and restricted cash and investments.  Student loans receivable decreased as the result of the sale of $2.1 billion of student loans to the Department under the Purchase Program during the year ended December 31, 2009. Total liabilities decreased during 2009 primarily due to a decrease in bonds and notes payable as a result of fewer loans to finance and payments on debt and debt repurchases, which resulted in a decrease in restricted cash and investments.

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

Historically, the Company generated the majority of its revenue from net interest income earned in its Asset Generation and Management operating segment.  The Company made several acquisitions that have expanded the Company’s products and services and have diversified its revenue – primarily from fee-based businesses.  The Company currently offers a broad range of pre-college, in-college, and post-college products and services to students, families, schools, and financial institutions.  These products and services help students and families plan and pay for their education and students plan their careers.  The Company’s products and services are designed to simplify the education planning and financing process and are focused on providing value to students, families, and schools throughout the education life cycle.  The Company continues to look for ways to diversify its sources of revenue, including those generated from businesses that are not dependent upon government programs, reducing legislative and political risk.

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

Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statement presentation to provide the users of the financial statements additional information related to the operating results of the Company’s fee-based businesses, which are becoming more significant to the Company’s operations. These reclassifications include reclassifying “tuition payment processing and campus commerce revenue” and “enrollment services revenue,” which were previously included in “other fee-based income.” In addition, the “cost to provide enrollment services” was reclassified from various operating expense accounts, primarily “advertising and marketing.”

Segment Results and Reconciliations to GAAP

	Year ended December 31, 2009
	Fee-Based
		Tuition
	Student	Payment							"Base net
	Loan	Processing		Software		Asset	Corporate	Eliminations	income"
	and	and		and	Total	Generation	Activity	and	Adjustments	GAAP
	Guaranty	Campus	Enrollment	Technical	Fee-	and	and	Reclass-	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	ifications	Results	Operations
Total interest income	$112	62	—	—	174	609,143	5,391	(2,003)	7,502	620,207
Interest expense	—	—	—	—	—	357,930	28,935	(2,003)	—	384,862
Net interest income (loss)	112	62	—	—	174	251,213	(23,544)	—	7,502	235,345

Less provision for loan losses	—	—	—	—	—	29,000	—	—	—	29,000
Net interest income (loss) after provision for loan losses	112	62	—	—	174	222,213	(23,544)	—	7,502	206,345

Other income (expense):
Loan and guaranty servicing revenue	110,273	—	—	—	110,273	—	(1,526)	—	—	108,747
Tuition payment processing and campus commerce revenue	—	53,894	—	—	53,894	—	—	—	—	53,894
Enrollment services revenue	—	—	119,397	—	119,397	—	—	—	—	119,397
Software services revenue	3,701	—	—	17,463	21,164	—	—	—	—	21,164
Other income	644	—	—	—	644	45,697	21,811	—	—	68,152
Gain (loss) on sale of loans, net	—	—	—	—	—	35,148	—	—	—	35,148
Intersegment revenue	85,104	237	555	14,586	100,482	—	33,469	(133,951)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(30,802)	(30,802)
Derivative settlements, net	—	—	—	—	—	39,286	—	—	—	39,286
Total other income (expense)	199,722	54,131	119,952	32,049	405,854	120,131	53,754	(133,951)	(30,802)	414,986

Operating expenses:
Salaries and benefits	54,289	25,549	23,222	21,978	125,038	6,767	24,777	(1,209)	159	155,532
Restructure expense- severance and contract termination costs	5,964	—	—	936	6,900	—	1,082	(7,982)	—	—
Impairment expense	—	—	32,728	—	32,728	—	—	—	—	32,728
Cost to provide enrollment services	—	—	74,926	—	74,926	—	—	—	—	74,926
Other expenses	35,391	9,642	13,226	3,330	61,589	19,566	35,307	3,736	22,249	142,447
Intersegment expenses	37,039	2,800	2,121	2,867	44,827	81,335	2,334	(128,496)	—	—
Total operating expenses	132,683	37,991	146,223	29,111	346,008	107,668	63,500	(133,951)	22,408	405,633

Income (loss) before income taxes	67,151	16,202	(26,271)	2,938	60,020	234,676	(33,290)	—	(45,708)	215,698
Income tax (expense) benefit (a)	(25,518)	(6,156)	9,984	(1,118)	(22,808)	(89,178)	19,186	—	16,227	(76,573)
Net income (loss) from continuing operations	41,633	10,046	(16,287)	1,820	37,212	145,498	(14,104)	—	(29,481)	139,125
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	—	—
Net income (loss)	$41,633	10,046	(16,287)	1,820	37,212	145,498	(14,104)	—	(29,481)	139,125

(a) Income taxes are applied based on 38% of income (loss) before taxes for the individual operating segments.

Before tax operating margin (1):

Year ended December 31, 2009	36.6%	29.9%	5.4%	12.1%	24.5%	45.4%

Year ended December 31, 2008	26.6%	31.1%	4.7%	13.8%	19.6%	16.9%

(1) Before tax operating margin excludes impairment and restructuring charges and fixed rate floor income.

	Year ended December 31, 2008
	Fee-Based
		Tuition
	Student	Payment							"Base net
	Loan	Processing		Software		Asset	Corporate		income"
	and	and		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations
Total interest income	$1,377	1,689	17	24	3,107	1,164,329	6,810	(2,190)	42,325	1,214,381
Interest expense	—	—	—	—	—	986,556	42,123	(2,190)	—	1,026,489
Net interest income (loss)	1,377	1,689	17	24	3,107	177,773	(35,313)	—	42,325	187,892

Less provision for loan losses	—	—	—	—	—	25,000	—	—	—	25,000
Net interest income (loss) after provision for loan losses	1,377	1,689	17	24	3,107	152,773	(35,313)	—	42,325	162,892

Other income (expense):
Loan and guaranty servicing revenue	99,916	—	—	—	99,916	26	—	—	—	99,942
Tuition payment processing and campus commerce revenue	—	48,155	—	—	48,155	—	—	—	—	48,155
Enrollment services revenue	—	—	112,405	—	112,405	—	—	—	—	112,405
Software services revenue	4,371	—	37	19,707	24,115	—	—	—	—	24,115
Other income	51	—	—	—	51	17,401	5,323	—	—	22,775
Gain (loss) on sale of loans	—	—	—	—	—	(53,035)	1,621	—	—	(51,414)
Intersegment revenue	75,361	302	2	6,831	82,496	—	63,384	(145,880)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	466	—	—	10,361	10,827
Derivative settlements, net	—	—	—	—	—	65,622	—	—	(9,965)	55,657
Total other income (expense)	179,699	48,457	112,444	26,538	367,138	30,480	70,328	(145,880)	396	322,462

Operating expenses:
Salaries and benefits	51,320	23,290	24,379	18,081	117,070	8,316	54,910	98	2,999	183,393
Restructure expense - severance and contract termination costs	747	—	282	487	1,516	1,845	3,706	(7,067)	—	—
Impairment expense	5,074	—	—	—	5,074	9,351	4,409	—	—	18,834
Cost to provide enrollment services	—	—	64,965	—	64,965	—	—	—	—	64,965
Other expenses	33,922	9,879	11,224	2,489	57,514	35,679	53,975	24	26,230	173,422
Intersegment expenses	47,737	1,397	6,641	2,323	58,098	77,105	3,732	(138,935)	—	—
Total operating expenses	138,800	34,566	107,491	23,380	304,237	132,296	120,732	(145,880)	29,229	440,614

Income (loss) before income taxes	42,276	15,580	4,970	3,182	66,008	50,957	(85,717)	—	13,492	44,740
Income tax (expense) benefit (a)	(14,321)	(5,175)	(1,730)	(1,021)	(22,247)	(18,356)	28,499	—	(5,792)	(17,896)
Net income (loss) from continuing operations	27,955	10,405	3,240	2,161	43,761	32,601	(57,218)	—	7,700	26,844
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	1,818	1,818
Net income (loss)	$27,955	10,405	3,240	2,161	43,761	32,601	(57,218)	—	9,518	28,662

(a) Income taxes are applied to each operating segment based on the consolidated effective tax rate for the period.

	Year ended December 31, 2007
	Fee-Based
		Tuition
	Student	Payment							"Base net
	Loan	Processing		Software		Asset	Corporate		income"
	and	and		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations
Total interest income	$5,459	3,809	347	18	9,633	1,730,882	7,485	(3,737)	3,013	1,747,276
Interest expense	—	7	7	—	14	1,465,883	40,502	(3,737)	—	1,502,662
Net interest income (loss)	5,459	3,802	340	18	9,619	264,999	(33,017)	—	3,013	244,614

Less provision for loan losses	—	—	—	—	—	28,178	—	—	—	28,178
Net interest income (loss) after provision for loan losses	5,459	3,802	340	18	9,619	236,821	(33,017)	—	3,013	216,436

Other income (expense):
Loan and guaranty servicing revenue	122,086	—	—	—	122,086	294	—	—	—	122,380
Tuition payment processing and campus commerce revenue	—	42,766	—	—	42,766	—	—	—	—	42,766
Enrollment services revenue	—	—	103,905	—	103,905	—	—	—	—	103,905
Software services revenue	5,689	—	—	22,075	27,764	—	—	—	—	27,764
Other income	—	—	—	—	—	17,820	12,603	—	—	30,423
Gain (loss) on sale of loans	—	—	—	—	—	3,597	—	—	—	3,597
Intersegment revenue	74,687	688	891	15,683	91,949	—	9,040	(100,989)	—	—
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	26,806	26,806
Derivative settlements, net	—	—	—	—	—	6,628	12,049	—	—	18,677
Total other income (expense)	202,462	43,454	104,796	37,758	388,470	28,339	33,692	(100,989)	26,806	376,318

Operating expenses:
Salaries and benefits	85,462	20,426	33,480	23,959	163,327	23,101	49,839	(1,747)	2,111	236,631
Restructure expense- severance and contract termination costs	1,840	—	929	58	2,827	2,406	4,998	(10,231)	—	—
Impairment expense	—	—	11,401	—	11,401	28,291	9,812	—	—	49,504
Cost to provide enrollment services	—	—	45,408	—	45,408	—	—	—	—	45,408
Other expenses	36,618	8,901	15,037	2,995	63,551	29,205	77,915	2,969	30,426	204,066
Intersegment expenses	10,552	364	335	775	12,026	74,714	5,240	(91,980)	—	—
Total operating expenses	134,472	29,691	106,590	27,787	298,540	157,717	147,804	(100,989)	32,537	535,609

Income (loss) before income taxes	73,449	17,565	(1,454)	9,989	99,549	107,443	(147,129)	—	(2,718)	57,145
Income tax (expense) benefit (a)	(27,910)	(6,675)	553	(3,796)	(37,828)	(40,828)	57,285	—	(345)	(21,716)
Net income (loss) from continuing operations	45,539	10,890	(901)	6,193	61,721	66,615	(89,844)	—	(3,063)	35,429
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	—	(2,575)	(2,575)
Net income (loss)	$45,539	10,890	(901)	6,193	61,721	66,615	(89,844)	—	(5,638)	32,854

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

	Student	Tuition
	Loan	Payment		Software	Asset	Corporate
	and	Processing		and	Generation	Activity
	Guaranty	and Campus	Enrollment	Technical	and	and
	Servicing	Commerce	Services	Services	Management	Overhead	Total

	Year ended December 31, 2009
Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	34,569	(3,767)	30,802
Amortization of intangible assets	4,315	7,440	9,961	533	—	—	22,249
Compensation related to business combinations	—	—	—	—	—	159	159
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(7,502)	—	(7,502)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—
Net tax effect (a)	(1,640)	(2,827)	(3,787)	(202)	(10,285)	2,514	(16,227)

Total adjustments to GAAP	$2,675	4,613	6,174	331	16,782	(1,094)	29,481

	Year ended December 31, 2008
Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	(13,844)	3,483	(10,361)
Amortization of intangible assets	4,751	7,826	12,451	1,057	145	—	26,230
Compensation related to business combinations	—	—	—	—	—	2,999	2,999
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(32,360)	—	(32,360)
Income (loss) from discontinued operations, net of tax	(1,818)	—	—	—	—	—	(1,818)
Net tax effect (a)	(1,590)	(2,615)	(4,185)	(354)	16,770	(2,234)	5,792

Total adjustments to GAAP	$1,343	5,211	8,266	703	(29,289)	4,248	(9,518)

	Year ended December 31, 2007
Derivative market value, foreign currency, and put option adjustments	$—	—	—	—	(24,224)	(2,582)	(26,806)
Amortization of intangible assets	5,094	5,815	12,692	1,191	5,634	—	30,426
Compensation related to business combinations	—	—	—	—	—	2,111	2,111
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	(3,013)	—	(3,013)
Income (loss) from discontinued operations, net of tax	2,575	—	—	—	—	—	2,575
Net tax effect (a)	(1,936)	(2,209)	(4,823)	(452)	8,209	1,556	345

Total adjustments to GAAP	$5,733	3,606	7,869	739	(13,394)	1,085	5,638

(a)
For 2009 and 2007, income taxes are applied based on 38% for each operating segment and any difference between 38% and the effective tax rate for the period is reflected in Corporate Activities and Overhead. For 2008, income taxes are applied to each operating segment (including Corporate Activities and Overhead) based on the consolidated effective tax rate for the period.

Differences between GAAP and “Base Net Income”

Management’s financial planning and evaluation of operating results does not take into account the following items because their volatility and/or inherent uncertainty affect the period-to-period comparability of the Company’s results of operations.  A more detailed discussion of the differences between GAAP and “base net income” follows.

Derivative market value, foreign currency, and put option adjustments:  “Base net income” excludes the periodic unrealized gains and losses that are caused by the change in fair value on derivatives used in the Company’s risk management strategy in which the Company does not qualify for “hedge treatment” under GAAP.  As such, the Company recognizes changes in fair value of derivative instruments currently in earnings. The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.  Derivative instruments primarily used by the Company to manage interest rate risk includes interest rate swaps and basis swaps. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the Company does not qualify its derivatives for “hedge treatment”, and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item.  The Company believes these point-in-time estimates of asset and liability values that are subject to interest rate fluctuations make it difficult to evaluate the ongoing results of operations against its business plan and affect the period-to-period comparability of the results of operations.  Included in “base net income” are the economic effects of the Company’s derivative instruments, which includes any cash paid or received being recognized as an expense or revenue upon actual derivative settlements.  These settlements are included in “Derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of income.

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

In 2008 and 2007, “base net income” also excluded the change in fair value of put options issued by the Company for certain business acquisitions.  The put options were valued by the Company each reporting period using a Black-Scholes pricing model.  Therefore, the fair value of those options were primarily affected by the strike price and term of the underlying option, the Company’s stock price, and the dividend yield and volatility of the Company’s stock.  The Company believed those point-in-time estimates of value that were subject to fluctuations made it difficult to evaluate the ongoing results of operations against the Company’s business plans and affected the period-to-period comparability of the results of operations.  In 2008, the Company settled all of its obligations related to these put options.

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

The Company has used derivative instruments to hedge variable rate floor income during certain periods. During the year ended December 31, 2008, the Company made payments (settlements) of $10.0 million on such derivatives.  These settlements are netted with variable-rate floor income and are excluded from “base net income.”

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

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

The Student Loan and Guaranty Servicing operating segment provides for the servicing of the Company’s student loan portfolio and the portfolios of third parties and servicing provided to guaranty agencies. The loan servicing activities include loan origination activities, loan conversion activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company’s portfolio in addition to generating fee revenue when performed for third-party clients.  The guaranty servicing activities include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services to guaranty agencies. The Company’s student loan servicing division uses proprietary systems to manage the servicing process. These systems provide for automated compliance with most of the federal student loan regulations adopted under the Higher Education Act.

Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value of loans, number of loans, or number of borrowers serviced for each customer.  In addition, the Company earns servicing revenue for the origination of loans and conversion of loan portfolios.  Guaranty servicing fees, generally, are calculated based on the number of loans serviced, volume of loans serviced, or amounts collected.

In June 2009, the Department of Education named the Company as one of four private sector companies awarded a servicing contract to service all federally-owned student loans, including FFELP loans purchased by the Department pursuant to ECASLA. No later than August 2010, the Company expects to also begin servicing new loans originated under the Direct Loan Program. Servicing volume has initially been allocated by the Department to the four servicers and performance factors such as customer satisfaction levels and default rates will determine volume allocations over time. The contract spans five years with one, five-year renewal option. Servicing loans under this contract will increase revenue earned by this segment.  However, operating margins under this contract are expected to be lower than historical levels achieved.

The Company began servicing loans for the Department under this contract in September 2009 and recognized approximately $1.7 million of revenue during 2009. As of December 31, 2009 and March 1, 2010, the Company was servicing approximately $3.4 billion and $6.3 billion, respectively, of loans under the Department’s servicing contract, which includes approximately $1.5 billion and $4.3 billion, respectively, of loans not previously serviced by the Company that were sold by third parties to the Department as part of the ECASLA Purchase Program.

Student Loan Servicing Volumes (dollars in millions)

(a)
As of December 31, 2009, the Company was servicing $464.2 million of loans owned by the Company and approximately $809.3 million of loans for third parties that were disbursed on or after July 1, 2009 and may be eligible to be sold to the Department of Education pursuant to its 2009-2010 Loan Purchase Commitment Program.  The Company expects to retain servicing rights on all loans sold to the Department which are currently being serviced by the Company.

Year ended December 31, 2009 compared to year ended December 31, 2008

	Year ended December 31,
	2009	2008	$ Change

Net interest income	$112	1,377	(1,265)
Loan and guaranty servicing revenue	110,273	99,916	10,357
Software services revenue	3,701	4,371	(670)
Other income	644	51	593
Intersegment revenue	85,104	75,361	9,743
Total other income	199,722	179,699	20,023
Salaries and benefits	54,289	51,320	2,969
Restructure expense - severance and contract
termination costs	5,964	747	5,217
Impairment expense	—	5,074	(5,074)
Other expenses	35,391	33,922	1,469
Intersegment expenses	37,039	47,737	(10,698)
Total operating expenses	132,683	138,800	(6,117)
"Base net income" before income taxes	67,151	42,276	24,875
Income tax expense	(25,518)	(14,321)	(11,197)
"Base net income"	$41,633	27,955	13,678

Before Tax Operating Margin	33.6%	23.3%

Net interest income.  Investment income decreased as a result of decreases in interest rates on cash held in 2009 compared to 2008.

Loan and guaranty servicing revenue and intersegment revenue.

	Year ended December 31,
	2009			2008
	Origination revenue	Servicing revenue	Total revenue	Origination revenue	Servicing revenue	Total revenue

FFELP servicing (a)	$1,893	57,630	59,523	3,754	45,346	49,100

Private servicing	816	7,454	8,270	486	7,495	7,981

Government servicing	—	1,679	1,679	—	—	—

Guaranty servicing (b)	307	40,494	40,801	442	42,393	42,835

Loan and guaranty servicing revenue	3,016	107,257	110,273	4,682	95,234	99,916

Intersegment revenue (c)	8,569	76,535	85,104	5,389	69,972	75,361

Total servicing revenue	$11,585	183,792	195,377	10,071	165,206	175,277

(a)
FFELP origination revenue decreased in 2009 compared to 2008 due to lenders exiting the FFELP marketplace as a result of legislative changes and disruptions in the capital markets. FFELP servicing revenue increased in 2009 due to an increase in servicing volume and the receipt of $6.8 million in conversion fees associated with the loss of life of loan servicing and transfer related activities for third party clients that sold loans to the Department of Education under the Purchase Program.

(b)
Guaranty servicing revenue decreased in 2009 due to the receipt of $13.7 million in fees received from rehabilitation collections on defaulted loan assets in 2008.  In 2009, the revenue from rehabilitation collections on defaulted loans was $7.8 million. This decrease was offset by an increase in consolidation collection revenue in 2009.

(c)
Intersegment origination revenue increased in 2009 compared to the same period in 2008 due to an increase in the Company’s disbursement volume. Intersegment servicing revenue increased in 2009 compared to the same period in 2008 due to an increase in the number of loans transferred between various financings as the Company was executing certain financing strategies and conversion fees received upon the Company selling student loans to the Department under the Purchase Program.

Operating expenses.  Excluding restructure and impairment charges and collection fees paid related to rehabilitation sales, operating expenses decreased $3.0 million (2.4%) for the year ended December 31, 2009 compared to 2008. This decrease was the result of cost savings from the Company’s restructuring plans.

Before tax operating margin.  Excluding restructure and impairment expenses, before tax operating margins were 36.6% and 26.6% for the years ended December 31, 2009 and 2008, respectively.

Year ended December 31, 2008 compared to year ended December 31, 2007

	Year ended December 31,
	2008	2007	$ Change

Net interest income	$1,377	5,459	(4,082)
Loan and guaranty servicing revenue	99,916	122,086	(22,170)
Software services revenue	4,371	5,689	(1,318)
Other income	51	—	51
Intersegment revenue	75,361	74,687	674
Total other income	179,699	202,462	(22,763)
Salaries and benefits	51,320	85,462	(34,142)
Restructure expense - severance and contract
termination costs	747	1,840	(1,093)
Impairment expense	5,074	—	5,074
Other expenses	33,922	36,618	(2,696)
Intersegment expenses	47,737	10,552	37,185
Total operating expenses	138,800	134,472	4,328
"Base net income" before income taxes	42,276	73,449	(31,173)
Income tax expense	(14,321)	(27,910)	13,589
"Base net income"	$27,955	45,539	(17,584)

Before Tax Operating Margin	23.3%	35.3%

Net interest income.  Investment income decreased as a result of an overall decrease in cash held in 2008 compared to 2007, as well as a decrease in interest rates on cash held in 2008 compared to 2007.

Loan and guaranty servicing revenue and intersegment revenue.

	Year ended December 31,
	2008			2007
	Origination revenue	Servicing revenue	Total revenue	Origination revenue	Servicing revenue	Total revenue

FFELP servicing (a)	$3,754	45,346	49,100	7,758	47,618	55,376

Private servicing	486	7,495	7,981	1,635	8,661	10,296

Government servicing	—	—	—	—	—	—

Guaranty servicing (b)	442	42,393	42,835	534	55,880	56,414

Loan and guaranty servicing revenue	4,682	95,234	99,916	9,927	112,159	122,086

Intersegment revenue	5,389	69,972	75,361	8,745	65,942	74,687

Total servicing revenue	$10,071	165,206	175,277	18,672	178,101	196,773

(a)	FFELP origination revenue decreased in 2008 compared to 2007 due to lenders exiting the FFELP marketplace as a result of legislative changes and disruptions in the capital markets.

(b)
Guaranty servicing revenue decreased in 2008 mainly due to the termination of a Voluntary Flexible Agreement between the Department and College Assist, one of the Company’s customers, which decreased certain rates in which the Company earns revenue. The remaining decrease is due to the receipt of $16.2 million in fees received from rehabilitation collections on defaulted loan assets in 2007.  In 2008, the revenue from rehabilitation collections on defaulted loans was $13.7 million.

Operating expenses.  Operating expenses increased for the year ended December 31, 2008 compared to the same period in 2007 as a result of the allocation of additional corporate overhead expenses, which were included in Corporate Activity and Overhead for the year ended December 31, 2007.  Excluding restructure and impairment charges and corporate allocations, operating expenses decreased $22.3 million (16.8%) for the year ended December 31, 2008 compared to 2007. This decrease was the result of cost savings from the Company’s restructuring plans.

Before tax operating margin.  Excluding restructure and impairment expenses and expenses associated with the allocation of additional corporate overhead expenses, which were included in Corporate Activity and Overhead for the year ended December 31, 2007, the before tax operating margins were 39.1% and 36.2% for the years ended December 31, 2008 and 2007, respectively.

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

Year ended December 31, 2009 compared to year ended December 31, 2008

	Year ended December 31,
	2009	2008	$ Change

Net interest income	$62	1,689	(1,627)
Tuition payment processing and campus commerce revenue	53,894	48,155	5,739
Intersegment revenue	237	302	(65)
Total other income	54,131	48,457	5,674
Salaries and benefits	25,549	23,290	2,259
Other expenses	9,642	9,879	(237)
Intersegment expenses	2,800	1,397	1,403
Total operating expenses	37,991	34,566	3,425
"Base net income" before income taxes	16,202	15,580	622
Income tax expense	(6,156)	(5,175)	(981)
"Base net income"	$10,046	10,405	(359)

Before Tax Operating Margin	29.9%	31.1%

Net interest income.  Investment income decreased as a result of decreases in interest rates on cash held in 2009 compared to 2008.

Tuition payment processing and campus commerce revenue. Tuition payment processing and campus commerce revenue increased in 2009 compared to the same period in 2008 as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce transactions processed.

Operating expenses. Operating expenses increased for the year ended December 31, 2009 compared to 2008 as a result of incurring additional costs associated with salaries and benefits to support the increase in the number of managed tuition payment plans and campus commerce transactions.  In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings.  These investments increased operating expenses for the year ended December 31, 2009 compared to 2008.

Before tax operating margin.  Excluding net interest income, the before tax operating margins were 29.8% and 28.7% for the years ended December 31, 2009 and 2008, respectively. Net interest income earned by the Company during any given period is subject to the underlying interest rate earned on cash and is a factor beyond the Company’s control which can affect the period-to-period comparability of results of operations.

Year ended December 31, 2008 compared to year ended December 31, 2007

	Year ended December 31,
	2008	2007	$ Change

Net interest income	$1,689	3,802	(2,113)
Tuition payment processing and campus commerce revenue	48,155	42,766	5,389
Intersegment revenue	302	688	(386)
Total other income	48,457	43,454	5,003
Salaries and benefits	23,290	20,426	2,864
Other expenses	9,879	8,901	978
Intersegment expenses	1,397	364	1,033
Total operating expenses	34,566	29,691	4,875
"Base net income" before income taxes	15,580	17,565	(1,985)
Income tax expense	(5,175)	(6,675)	1,500
"Base net income"	$10,405	10,890	(485)

Before Tax Operating Margin	31.1%	37.2%

Net interest income.  Investment income decreased as a result of decreases in interest rates on cash held in 2008 compared to 2007.

Tuition payment processing and campus commerce revenue. Tuition payment processing and campus commerce revenue increased in 2008 compared to the same periods in 2007 as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce transactions processed.

Operating expenses. Operating expenses increased for the year ended December 31, 2008 compared to 2007 as a result of incurring additional costs associated with salaries and benefits to support the increase in the number of managed tuition payment plans and campus commerce transactions.  In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings.  These investments increased operating expenses for the year ended December 31, 2008 compared to 2007.

Before tax operating margin. Excluding net interest income and expenses associated with the allocation of additional corporate overhead expenses, which were included in Corporate Activity and Overhead for the year ended December 31, 2007, the before tax operating margins were 30.6% and 31.7% for the years ended December 31, 2008 and 2007, respectively. Net interest income earned by the Company during any given period is subject to the underlying interest rate earned on cash and is a factor beyond the Company’s control which can affect the period-to-period comparability of results of operations.

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

The Enrollment Services segment offers products and services that are focused on helping colleges recruit and retain students (lead generation and recruitment services and helping students plan and prepare for life after high school (content management and publishing and editing services). Lead generation products and services include vendor lead management services and admissions lead generation. Recruitment services include pay per click marketing management, email marketing, list marketing services, and admissions consulting. Content management products and services include online courses and related services. Publishing and editing services include test preparation study guides and essay and resume editing services.

Year ended December 31, 2009 compared to year ended December 31, 2008

	Year ended December 31,
	2009	2008	$ Change

Net interest income	$—	17	(17)
Enrollment services revenue	119,397	112,405	6,992
Software services revenue	—	37	(37)
Intersegment revenue	555	2	553
Total other income	119,952	112,444	7,508
Salaries and benefits	23,222	24,379	(1,157)
Restructure expense - severance and
and contract termination costs	—	282	(282)
Impairment expense	32,728	—	32,728
Cost to provide enrollment services	74,926	64,965	9,961
Other expenses	13,226	11,224	2,002
Intersegment expenses	2,121	6,641	(4,520)
Total operating expenses	146,223	107,491	38,732
"Base net income (loss)" before income taxes	(26,271)	4,970	(31,241)
Income tax (expense) benefit	9,984	(1,730)	11,714
"Base net income (loss)"	$(16,287)	3,240	(19,527)

Before Tax Operating Margin	(21.9%)	4.4%

Enrollment services revenue, cost to provide enrollment services, and gross profit.

	Year ended December 31, 2009
		Publishing		Content
		and		management
	Lead	editing		and recruitment
	generation (a)	services (b)	Subtotal	services (c)	Total
Enrollment services revenue	$88,851	10,906	99,757	19,640	119,397
Cost to provide enrollment services	70,663	4,263	74,926

Gross profit	$18,188	6,643	24,831

Gross profit %	20.5%	60.9%	24.9%

	Year ended December 31, 2008
		Publishing		Content
		and		management
	Lead	editing		and recruitment
	generation (a)	services (b)	Subtotal	services (c)	Total
Enrollment services revenue	$72,513	15,114	87,627	24,778	112,405
Cost to provide enrollment services	58,668	6,297	64,965

Gross profit	$13,845	8,817	22,662

Gross profit %	19.1%	58.3%	25.9%

(a)
Lead generation revenue increased $16.3 million (22.5%) for the year ended December 31, 2009 compared to 2008 as a result of an increase in lead generation services volume.  The gross profit for lead generation services increased due to the Company’s focus on eliminating lower margin sales and creating cost efficiencies.

(b)
Publishing and editing services revenue decreased $4.2 million (27.8%) for the year ended December 31, 2009 compared to 2008 due to competition related to online delivery of similar products, as well as a general downturn in economic conditions.  The gross profit for publishing and editing services increased as a result of a shift in the mix of products sold.

(c)
Content management and recruitment services revenue decreased $5.1 million (20.7%) for the year ended December 31, 2009 compared to 2008.  This decrease was the result of a decrease of $3.8 million associated with the Company’s pay per click marketing management, email marketing, and admissions consulting services and a decrease of $1.9 million associated with the Company’s list marketing services. These decreases were offset by an increase in revenue related to online courses.

Impairment expense. Impairment expense includes a $32.7 million charge related to the impairment of goodwill and intangible assets related to the Company’s direct marketing and list management business.  This business has been negatively affected by the economic recession and deterioration of the direct-to-consumer student loan market.

Operating expenses.  Excluding restructure and impairment charges and the cost to provide enrollment services, operating expenses decreased $3.7 million (8.7%) for the year ended December 31, 2009 compared to 2008 as a result of continued focus on cost efficiencies.

Before tax operating margin.  Excluding restructure and impairment expenses, before tax operating margins were 5.4% and 4.7% for the years ended December 31, 2009 and 2008, respectively.

Year ended December 31, 2008 compared to year ended December 31, 2007

	Year ended December 31,
	2008	2007	$ Change

Net interest income	$17	340	(323)
Enrollment services revenue	112,405	103,905	8,500
Software services revenue	37	—	37
Intersegment revenue	2	891	(889)
Total other income	112,444	104,796	7,648
Salaries and benefits	24,379	33,480	(9,101)
Restructure expense - severance and
contract termination costs	282	929	(647)
Impairment expense	—	11,401	(11,401)
Cost to provide enrollment services	64,965	45,408	19,557
Other expenses	11,224	15,037	(3,813)
Intersegment expenses	6,641	335	6,306
Total operating expenses	107,491	106,590	901
"Base net income (loss)" before income taxes	4,970	(1,454)	6,424
Income tax (expense) benefit	(1,730)	553	(2,283)
"Base net income (loss)"	$3,240	(901)	4,141

Before Tax Operating Margin	4.4%	(1.4%)

Enrollment services revenue, cost to provide enrollment services, and gross profit.

	Year ended December 31, 2008
		Publishing		Content
		and		management
	Lead	editing		and recruitment
	generation (a)	services (b)	Subtotal	services (c)	Total
Enrollment services revenue	$72,513	15,114	87,627	24,778	112,405
Cost to provide enrollment services	58,668	6,297	64,965

Gross profit	$13,845	8,817	22,662

Gross profit %	19.1%	58.3%	25.9%

	Year ended December 31, 2007
		Publishing		Content
		and		management
	Lead	editing		and recruitment
	generation (a)	services (b)	Subtotal	services (c)	Total
Enrollment services revenue	$50,195	17,835	68,030	35,875	103,905
Cost to provide enrollment services	38,585	6,823	45,408

Gross profit	$11,610	11,012	22,622

Gross profit %	23.1%	61.7%	33.3%

(a)
Lead generation revenue increased $22.3 million (44.5%) for the year ended December 31, 2008 compared to 2007 as a result of an increase in lead generation services volume.  The gross profit for lead generation services decreased due to the Company’s focus on increasing customer base and volume.

(b)
Publishing and editing services revenue decreased $2.7 million (15.3%) for the year ended December 31, 2008 compared to 2007 due to competition related to online delivery of similar products, as well as a general downturn in economic conditions.  The gross profit for publishing and editing services decreased as a result of a shift in the mix of products sold.

(c)
Content management and recruitment services revenue decreased $11.1 million (30.9%) for the year ended December 31, 2008 compared to 2007.  This decrease was the result of a decrease of $1.5 million associated with the Company’s pay per click marketing management, email marketing, and admissions consulting services and a decrease of $9.1 million associated with the Company’s list marketing services.

Operating expenses.  Excluding restructure and impairment charges and the cost to provide enrollment services, operating expenses decreased $6.6 million (13.5%) for the year ended December 31, 2008 compared to 2007 as a result of continued focus on cost efficiencies.

Before tax operating margin. Excluding restructure and impairment expenses and expenses associated with the allocation of additional corporate overhead expenses, which were included in Corporate Activity and Overhead for the year ended December 31, 2007, the before tax operating margins were 7.7% and 10.3% for the years ended December 31, 2008 and 2007, respectively.

SOFTWARE AND TECHNICAL SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

The Company’s Software and Technical Services operating segment develops student loan servicing software, which is used internally by the Company and also licensed to third-party student loan holders and servicers.  This segment also provides information technology products and services, with core areas of business in educational loan software solutions, legacy modernization, technical consulting services, and Enterprise Content Management solutions.

Many of the Company’s external customers receiving services in this segment have been negatively impacted as a result of the passage of the College Cost Reduction Act and the recent disruption in the capital markets. This impact could decrease the demand for products and services and affect this segment’s future revenue and profit margins.

Year ended December 31, 2009 compared to year ended December 31, 2008

	Year ended December 31,
	2009	2008	$ Change

Net interest income	$—	24	(24)
Software services revenue	17,463	19,707	(2,244)
Intersegment revenue	14,586	6,831	7,755
Total other income	32,049	26,538	5,511
Salaries and benefits	21,978	18,081	3,897
Restructure expense - severance and contract
termination costs	936	487	449
Other expenses	3,330	2,489	841
Intersegment expenses	2,867	2,323	544
Total operating expenses	29,111	23,380	5,731
"Base net income" before income taxes	2,938	3,182	(244)
Income tax expense	(1,118)	(1,021)	(97)
"Base net income"	$1,820	2,161	(341)

Before Tax Operating Margin	9.2%	12.0%

Software services revenue. Software services revenue decreased in 2009 compared to 2008 as the result of a reduction in the number of projects for existing external customers and the loss of external customers due to the legislative developments in the student loan industry throughout 2008 and 2009.

Intersegment revenue.  Intersegment revenue increased in 2009 compared to 2008 as a result of an increase in the number of projects for internal customers.

Operating expenses.  Operating expenses increased in 2009 compared to 2008 as a result of costs associated with salaries and benefits to support the increase in intersegment revenue.

Before tax operating margin. Excluding restructure expenses, operating margins were 12.1% and 13.8% for the years ended December 31, 2009 and 2008, respectively.

Year ended December 31, 2008 compared to year ended December 31, 2007

	Year ended December 31,
	2008	2007	$ Change

Net interest income after the provision	$24	18	6
Software services revenue	19,707	22,075	(2,368)
Intersegment revenue	6,831	15,683	(8,852)
Total other income	26,538	37,758	(11,220)
Salaries and benefits	18,081	23,959	(5,878)
Restructure expense - severance and contract
termination costs	487	58	429
Other expenses	2,489	2,995	(506)
Intersegment expenses	2,323	775	1,548
Total operating expenses	23,380	27,787	(4,407)
"Base net income" before income taxes	3,182	9,989	(6,807)
Income tax expense	(1,021)	(3,796)	2,775
"Base net income"	$2,161	6,193	(4,032)

Before Tax Operating Margin	12.0%	26.4%

Software services revenue. Software services revenue decreased in 2008 compared to 2007 as the result of a reduction in the number of projects for existing external customers and the loss of external customers due to the legislative developments in the student loan industry throughout 2008.

Intersegment revenue.  Intersegment revenue decreased in 2008 compared to 2007 as a result of an decrease in the number of projects for internal customers.

Operating expenses.  Operating expenses decreased in 2008 compared to 2007 as a result of a decrease in costs associated with salaries and benefits as a result of the decrease in projects for customers and the loss of customers due to legislative developments in the student loan industry.  These decreases were partially offset by increases in operating expenses as a result of the allocation of additional corporate overhead expenses, which were included in Corporate Activity and Overhead for the year ended December 31, 2007.

Before tax operating margin. Excluding restructure expense and expenses associated with the allocation of additional corporate overhead expenses, which were included in Corporate Activity and Overhead for the year ended December 31, 2007, the before tax operating margins were 22.4 % and 26.6% for the years ended December 31, 2008 and 2007, respectively.

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

Student Loan Portfolio

The tables below outline the components of the Company’s student loan portfolio:

	As of December 31, 2009
			Originated	Originated	2009-2010
			prior to	on or after	Academic Year
	Total		10/1/07	10/1/07	Loans (b)
Federally insured:
Stafford	$7,145,966	29.9%	$6,237,445	494,611	413,910
PLUS/SLS	474,826	2.0%	372,434	52,122	50,270
Consolidation	15,851,761	66.3%	15,665,937	185,824	—

Total federally insured	23,472,553	98.2%	$22,275,816	732,557	464,180
	100.0%		94.9%	3.1%	2.0%

Non-federally insured	163,321	0.6%

Total student loans receivable (gross)	23,635,874	98.8%

Unamortized premiums and deferred
origination costs	341,970	1.4%

Allowance for loan losses:
Federally insured	(30,102)	(0.1%)
Non-federally insured	(20,785)	(0.1%)

Total student loans receivable (net)	$23,926,957	100.0%

	As of December 31, 2008
			Originated	Originated	2008-2009
			prior to	on or after	Academic Year
	Total		10/1/07	10/1/07	Loans (b)
Federally insured:
Stafford	$7,602,568	29.9%	$6,641,817	390,658	570,093
PLUS/SLS	527,670	2.1%	412,142	48,346	67,182
Consolidation	16,657,703	65.5%	16,614,950	42,753	—

Total federally insured	24,787,941	97.5%	$23,668,909	481,757	637,275
	100.0%		95.5%	1.9%	2.6%

Non-federally insured	273,108	1.1%

Total student loans receivable (gross)	25,061,049	98.6%

Unamortized premiums and deferred
origination costs	402,881	1.6%
Allowance for loan losses:
Federally insured	(25,577)	(0.1%)
Non-federally insured	(25,345)	(0.1%)

Total student loans receivable (net)	$25,413,008	100.0%

	As of December 31, 2007
			Originated	Originated
			prior to	on or after
	Total		10/1/07	10/1/07 (a)
Federally insured:
Stafford	$6,725,910	25.2%	$6,624,009	101,901
PLUS/SLS	429,941	1.6%	414,708	15,233
Consolidation	18,898,547	70.7%	18,646,993	251,554

Total federally insured	26,054,398	97.5%	$25,685,710	368,688
	100.0%		98.6%	1.4%

Non-federally insured	274,815	1.0%

Total student loans receivable (gross)	26,329,213	98.5%

Unamortized premiums and deferred
origination costs	452,501	1.7%
Allowance for loan losses:
Federally insured	(24,534)	(0.1%)
Non-federally insured	(21,058)	(0.1%)

Total student loans receivable (net)	$26,736,122	100.0%

(a)	Federally insured student loans originated on or after October 1, 2007 earn a reduced annual yield as a result of the enactment of the College Cost Reduction Act in September 2007.

(b)	2008-2009 and 2009-2010 Academic Year loans are eligible to be participated and sold to the Department under the Department’s Participation and Purchase Programs.

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

The following table sets forth the activity of loans originated or acquired through each of the Company’s channels:

	Year ended December 31,
	2009	2008	2007

Beginning balance	$25,061,049	26,329,213	23,414,468
Direct channel:
Consolidation loan originations	—	69,078	3,096,754
Less consolidation of existing portfolio	—	(28,474)	(1,602,835)
Net consolidation loan originations	—	40,604	1,493,919
Stafford/PLUS loan originations	1,669,582	1,258,961	1,086,398
Branding partner channel	860,171	936,044	662,629
Forward flow channel	202,520	517,551	1,105,145
Other channels	47,600	55,922	804,019

Total channel acquisitions	2,779,873	2,809,082	5,152,110

Repayments, claims, capitalized interest, participations, and other	(1,443,191)	(1,877,885)	(1,321,055)
Consolidation loans lost to external parties	(430,475)	(369,145)	(800,978)
Loans sold	(2,331,382)	(1,830,216)	(115,332)
Ending balance	$23,635,874	25,061,049	26,329,213

The Company has significant financing needs that it meets through the capital markets. Beginning in August 2007, the capital markets experienced unprecedented disruptions. Since the Company could not determine nor control the length of time or extent to which the capital markets would remain disrupted, it reduced its direct and indirect costs related to its asset generation activities and was more selective in pursuing origination activity in the direct to consumer channel. Accordingly, beginning in January 2008, the Company suspended Consolidation and private student loan originations and exercised contractual rights to discontinue, suspend, or defer the acquisition of student loans in connection with substantially all of its branding and forward flow relationships. Prior to and in conjunction with exercising this right, during the first quarter of 2008, the Company accelerated the purchase of loans from certain branding partner and forward flow lenders of approximately $511 million.  During 2009, the Company acquired certain loans based on certain lending relationships and to fulfill certain obligations with its brand and forward flow partners.

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

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company’s allowance for loan losses is presented in the following table:

	Year ended December 31,
	2009	2008	2007
Balance at beginning of period	$50,922	45,592	26,003
Provision for loan losses:
Federally insured loans	20,000	17,000	23,158
Non-federally insured loans	9,000	8,000	5,020
Total provision for loan losses	29,000	25,000	28,178
Charge-offs, net of recoveries:
Federally insured loans	(14,954)	(15,207)	(6,225)
Non-federally insured loans	(3,761)	(3,713)	(1,193)
Net charge-offs	(18,715)	(18,920)	(7,418)
Sale of federally insured loans	(520)	(750)	—
Sale of non-federally insured loans	(9,800)	—	(1,171)
Balance at end of period	$50,887	50,922	45,592
Allocation of the allowance for loan losses:
Federally insured loans	$30,102	25,577	24,534
Non-federally insured loans	20,785	25,345	21,058
Total allowance for loan losses	$50,887	50,922	45,592

Allowance for federally insured loans as a percentage such loans	0.13%	0.10%	0.09%
Allowance for non-federally insured loans as a percentage such loans	12.73%	9.28%	7.66%

In September 2007, the Company recorded an expense of $15.7 million to increase the Company’s allowance for loan losses related to an increase in risk share as a result of the elimination of the Exceptional Performer program.

During 2009, the Company participated $95.5 million of non-federally insured loans to third parties.  Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.  The activity in the accrual account during 2009 related to this repurchase obligation, which is included in “other liabilities” in the Company’s consolidated balance sheet, is detailed below.

Beginning balance	$—
Transfer from allowance for loan losses	9,800
Reserve for repurchase of delinquent loans (a)	800
Ending balance	$10,600

(a) The reserve for repurchase of loans is included in "other" under other operating expenses in the Company's consolidated statements of income.

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s student loan delinquency amounts.

	As of December 31,
	2009		2008
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment (a)	$5,783,648		$7,374,602
Loans in forebearance (b)	2,495,672		2,484,478
Loans in repayment status:
Loans current	13,038,428	85.8%	13,169,101	88.2%
Loans delinquent 31-60 days (c)	691,232	4.5	536,112	3.6
Loans delinquent 61-90 days (c)	314,265	2.1	240,549	1.6
Loans delinquent 91 days or greater (d)	1,149,308	7.6	983,099	6.6
Total loans in repaymentt	15,193,233	100.0%	14,928,861	100.0%
Total federally insured loans	$23,472,553		$24,787,941
Non-Federally Insured Loans:
Loans in-school/grace/deferment (a)	$34,815		$84,237
Loans in forebearance (b)	1,919		9,540
Loans in repayment status:
Loans current	118,761	93.8%	169,865	94.7%
Loans delinquent 31-60 days (c)	3,023	2.4	3,315	1.8
Loans delinquent 61-90 days (c)	1,559	1.2	1,743	1.0
Loans delinquent 91 days or greater (d)	3,244	2.6	4,408	2.5
Total loans in repayment	126,587	100.0%	179,331	100.0%
Total non-federally insured loans	$163,321		$273,108

(a)
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation for law students.

(b)
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the servicer consistent with the established loan program servicing procedures and policies.

(c)
The period of delinquency is based on the number of days scheduled payments are contractually past due and relate to repayment loans, that is, receivables not charged off, and not in school, grace, deferment, or forbearance.

(d)
Loans delinquent 91 days or greater include loans in claim status, which are loans that have gone into default and have been submitted to the guaranty agency for FFELP loans, or, if applicable, the insurer for non-federally insured loans, to process the claim for payment.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets.

	Year ended December 31,
	2009	2008	2007
Variable student loan yield	2.87%	5.42%	7.74%
Consolidation rebate fees	(0.70)	(0.73)	(0.77)
Premium and deferred origination costs amortization	(0.30)	(0.35)	(0.36)
Variable student loan net yield	1.87	4.34	6.61
Student loan cost of funds - interest expense	(1.40)	(3.66)	(5.51)
Student loan cost of funds - derivative settlements	0.16	0.23	—
Variable student loan spread	0.63	0.91	1.10
Variable rate floor income,
net of settlements on derivatives (a)	(0.03)	(0.06)	(0.01)
Fixed rate floor income,
net of settlements on derivatives	0.58	0.14	0.04

Core student loan spread	1.18%	0.99%	1.13%

Average balance of student loans	$24,794,311	26,044,507	25,143,059
Average balance of debt outstanding	25,286,533	26,869,364	26,599,361

(a)
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

The Company’s variable student loan spread has decreased due primarily to the following items:

•	Legislation reduced the yield on FFELP loans originated after October 1, 2007.

•
Historically, the movement of the various interest rate indices received on the Company’s student loan assets, primarily three-month commercial paper, and paid on the debt to fund such loans, primarily LIBOR, was highly correlated.  The short term movement of these indices was dislocated beginning in August 2007 which has negatively impacted the Company’s net interest income.

The decrease in variable student loan spread has been offset by an increase in fixed rate floor income.  The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating fixed rate floor income.  Due to the decrease in the short-term interest rates during 2008 and 2009, the Company received additional fixed rate floor income on a portion of its portfolio.

Year ended December 31, 2009 compared to year ended December 31, 2008

	Year ended December 31,
	2009	2008	$ Change

Net interest income after provision
for loan losses	$222,213	152,773	69,440
Loan and guaranty servicing revenue	—	26	(26)
Other income	45,697	17,401	28,296
Gain (loss) on sale of loans, net	35,148	(53,035)	88,183
Derivative market value, foreign currency,
and put option adjustments	—	466	(466)
Derivative settlements, net	39,286	65,622	(26,336)
Total other income	120,131	30,480	89,651
Salaries and benefits	6,767	8,316	(1,549)
Restructure expense - severance and contract
termination costs	—	1,845	(1,845)
Impairment expense	—	9,351	(9,351)
Other expenses	19,566	35,679	(16,113)
Intersegment expenses	81,335	77,105	4,230
Total operating expenses	107,668	132,296	(24,628)
"Base net income" before income taxes	234,676	50,957	183,719
Income tax expense	(89,178)	(18,356)	(70,822)
"Base net income"	$145,498	32,601	112,897

Before Tax Operating Margin	68.5%	27.8%

Net interest income after the provision for loan losses.

	Year ended December 31,		Change
	2009	2008	Dollars	Percent
Loan interest	$850,023	1,415,281	(565,258)	(39.9)%
Consolidation rebate fees	(174,075)	(190,604)	16,529	8.7
Amortization of loan premiums and deferred origination costs	(73,530)	(90,619)	17,089	18.9
Total loan interest	602,418	1,134,058	(531,640)	(46.9)
Investment interest	6,725	30,271	(23,546)	(77.8)
Total interest income	609,143	1,164,329	(555,186)	(47.7)
Interest on bonds and notes payable	357,930	986,556	(628,626)	(63.7)
Provision for loan losses	29,000	25,000	4,000	16.0
Net interest income after provision for loan losses	$222,213	152,773	69,440	45.5%

•
Loan interest income decreased $565.3 million as a result of a decrease in the average student loan portfolio of $1.3 billion (4.8%) and a decrease in the yield earned on student loans due to a decrease in interest rates for the year ended December 31, 2009 compared to 2008.  In addition, the passage of the College Cost Reduction Act reduced the yield on all FFELP loans originated after October 1, 2007.  As of December 31, 2009, 5.1% of the Company’s federally insured student loan portfolio was originated after October 1, 2007 as compared to 4.5% as of December 31, 2008. These decreases were offset by an increase of $104.6 million due to an increase in fixed rate floor income.

•	Consolidation rebate fees decreased due to the $1.8 billion (10.1%) decrease in the average consolidation portfolio.

•	The amortization of loan premiums and deferred origination costs decreased as a result of reduced costs to acquire or originate loans.

•	Investment income decreased as a result of lower interest rates and a decrease in average cash held for the year ended December 31, 2009 compared to 2008.

•
Interest expense decreased as a result of a decrease in interest rates on the Company’s variable rate debt which lowered the Company’s cost of funds (excluding net derivative settlements) to 1.40% for the year ended December 31, 2009 compared to 3.66% for the same period a year ago.  In addition, average debt decreased by $1.6 billion (5.9%) for the year ended December 31, 2009 compared to 2008.

•	The provision for loan losses increased for the year ended December 31, 2009 compared to 2008 primarily due to increases in delinquencies.

Other income.  The increase in other income is due to the Company repurchasing certain asset-backed securities resulting in the recognition of a gain of $28.5 million during the year ended December 31, 2009.

Gain (loss) on sale of loans, net. A summary of gain (loss) from the sale of student loans follows:

	Year ended December 31,
	2009	2008

Department's Purchase Program (a)	$36,596	—
Private loan participations (b)	(695)	—
FFELP loan sales to a related party (c)	(753)	(5,480)
FFELP loan sales to a third party (d)	—	(47,555)

Gain (loss) on sale of loans, net	$35,148	(53,035)

(a)	During 2009, the Company sold $2.1 billion of student loans to the Department under the Purchase Program.

(b)	During 2009, the Company participated $95.5 million of non-federally insured loans to third parties, which resulted in the recognition of a loss on the sale of these loans.

(c)
During the years ended December 31, 2009 and 2008, the Company sold $76.4 million (par value) and $535.4 million (par value), respectively, of federally insured student loans to Union Bank, an entity under common control.

(d)
The Company sold $1.3 billion (par value) of student loans to third parties in 2008 in order to reduce the amount of student loans remaining under the Company’s FFELP warehouse facility, which reduced the Company’s exposure related to certain equity support provisions included in this facility.

Derivative settlements, net. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting. Derivative settlements for each applicable period should be evaluated with the Company’s net interest income as shown in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Generation and Management Operating Segment – Results of Operations – Student Loan Spread Analysis.”

Other expenses. The Company incurred expenses of $13.5 million in 2008 from fees paid related to liquidity contingency planning.

Intersegment expenses.  Intersegment expenses increased in 2009 compared to the same periods in 2008 due to additional fees paid to the Student Loan and Guaranty Servicing operating segment.  These additional fees relate to an increase in origination fees due to an increase in disbursement volume, an increase in fees related to the number of loans transferred between various financings as the Company was executing financing strategies, and incurring conversion fees as a result of the Company selling student loans to the Department under the Purchase Program.

Before tax operating margin.  Excluding restructure and impairment expenses and fixed rate floor income, before tax operating margins were 45.4% and 16.9% for the years ended December 31, 2009 and 2008, respectively.

Year ended December 31, 2008 compared to year ended December 31, 2007

	Year ended December 31,
	2008	2007	$ Change

Net interest income after the provision
for loan losses	$152,773	236,821	(84,048)
Loan and guaranty servicing revenue	26	294	(268)
Other income	17,401	17,820	(419)
Gain (loss) on sale of loans, net	(53,035)	3,597	(56,632)
Derivative market value, foreign currency,
and put option adjustments	466	—	466
Derivative settlements, net	65,622	6,628	58,994
Total other income	30,480	28,339	2,141
Salaries and benefits	8,316	23,101	(14,785)
Restructure expense - severance and contract
termination costs	1,845	2,406	(561)
Impairment expense	9,351	28,291	(18,940)
Other expenses	35,679	29,205	6,474
Intersegment expenses	77,105	74,714	2,391
Total operating expenses	132,296	157,717	(25,421)
"Base net income" before income taxes	50,957	107,443	(56,486)
Income tax expense	(18,356)	(40,828)	22,472
"Base net income"	$32,601	66,615	(34,014)

Before Tax Operating Margin	27.8%	40.5%

Net interest income after the provision for loan losses.

	Year ended December 31,		Change
	2008	2007	Dollars	Percent

Loan interest	$1,415,281	1,948,751	(533,470)	(27.4)%
Consolidation rebate fees	(190,604)	(193,687)	3,083	1.6
Amortization of loan premiums and
deferred origination costs	(90,619)	(91,020)	401	0.4
Total loan interest	1,134,058	1,664,044	(529,986)	(31.8)
Investment interest	30,271	66,838	(36,567)	(54.7)
Total interest income	1,164,329	1,730,882	(566,553)	(32.7)
Interest on bonds and notes payable	986,556	1,465,883	(479,327)	(32.7)
Provision for loan losses	25,000	28,178	(3,178)	(11.3)
Net interest income after provision for
loan losses	$152,773	236,821	(84,048)	(35.5)%

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

•
Interest expense decreased as a result of a decrease in interest rates on the Company’s variable rate debt which lowered the Company’s cost of funds (excluding net derivative settlements) to 3.66% for the year ended December 31, 2008 compared to 5.51% for the same period a year ago.

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

Other income.   Borrower late fees increased $3.3 million for the year ended December 31, 2008 compared to the same period in 2007 as a result of the increase in the average student loan portfolio.  Other income decreased due to the elimination of an agreement with a third party during the third quarter of 2007 under which the Company provided administrative services to the third party for a fee. Income in 2007 from this agreement was $2.6 million. Other income also decreased due to losses on certain investments.

Gain (loss) on sale of loans, net. As part of the Company’s asset management strategy, the Company periodically sells student loan portfolios to third parties. In 2007, the Company sold $115.3 million (par value) of student loans and recorded a gain of $3.6 million. During 2008, the Company recognized a loss of $53.0 million as a result of the sale of $1.8 billion (par value) of loans. These loans were sold to reduce the amount of student loans remaining under the Company’s FFELP warehouse facility, which reduced the Company’s exposure related to  certain equity support provisions included in this facility.

Derivative settlements, net. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting. Derivative settlements for each applicable period should be evaluated with the Company’s net interest income as shown in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Generation and Management Operating Segment – Results of Operations – Student Loan Spread Analysis.”

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

Before tax operating margin.  Excluding restructure and impairment expenses, fixed rate floor income, and expenses associated with the allocation of additional corporate overhead expenses, which were included in Corporate Activity and Overhead for the year ended December 31, 2007, before tax operating margins were 18.7% and 50.2% for the years ended December 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s fee generating businesses are non-capital intensive and all produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to the fee-based segments and any liquidity or capital needs are satisfied using cash flow from operations. Therefore, the Liquidity and Capital Resources discussion is concentrated on the Company’s liquidity and capital needs to meet existing debt obligations, primarily unsecured corporate debt and debt facilities in the Asset Generation and Management operating segment, and fund new FFELP student loan originations.

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

The following table summarizes the Company’s debt obligations.

	As of December 31, 2009
	Carrying	Interest rate	Final
	amount	range	maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$21,923,256	0.21% - 6.90%	05/01/11 - 04/25/42
Department of Education Participation	463,912	0.79%	09/30/10
FFELP warehouse facility	305,710	0.21% - 0.32%	08/03/12
Department of Education Conduit	1,125,929	0.27%	05/08/14
Other borrowings	30,016	0.24% - 5.10%	01/01/10 and 11/01/15
	23,848,823

Unsecured Corporate Debt:
Senior Notes due 2010	66,716	5.125%	06/01/10
Unsecured line of credit	691,500	0.73%	05/18/12
Junior Subordinated Hybrid securities	198,250	7.40%	09/15/61
	956,466

	$24,805,289

Liquidity Needs

The Company has three primary liquidity needs:

•	Satisfy unsecured debt obligations, specifically its unsecured senior notes and unsecured line of credit
•	Satisfy debt obligations secured by student loan assets and related collateral
•	Fund new FFELP Stafford and PLUS loan originations for the 2009-2010 academic year

Liquidity Needs and Sources of Liquidity Available to Satisfy Unsecured Debt Obligations

Excluding the Junior Subordinated Hybrid securities (which have a maturity in 2061), the Company had the following unsecured debt obligations outstanding:

As of March 1, 2010
Unsecured Corporate Debt:
Senior Notes - due June 2010	$66,716
Unsecured line of credit - due May 2012	691,500
$758,216

Sources of liquidity currently available

The following table details the Company’s sources of liquidity currently available:

As of March 1, 2010
Sources of primary liquidity:
Cash and cash equivalents	$425,000
Unencumbered FFELP student loan assets	6,000
Unencumbered private student loan assets	112,000
Asset-backed security investments - Class B subordinated notes (a)	77,000
Asset-backed security investments (b)	120,000

Total sources of primary liquidity	$740,000

(a)
As part of the Company’s issuance of asset-backed securitizations in March 2008 and May 2008, due to credit market conditions when these notes were issued, the Company purchased the Class B subordinated notes of $36 million (par value) and $41 million (par value), respectively. These notes are not included on the Company’s consolidated balance sheet. If the credit market conditions improve, the Company anticipates selling these notes to third parties. Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. The amount included in the table above is the par value of these subordinated notes as of March 1, 2010 and may not represent market value upon sale of the notes.

(b)
During 2009, the Company purchased $120 million of its own asset-backed securities (bonds and notes payable).  For accounting purposes, these notes were effectively retired and are not included on the Company’s consolidated balance sheet.  However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties.  Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.  The amount included in the table above is the par value of these notes as of March 1, 2010 and may not represent market value upon sale of the notes.

Cash generated from operations

In addition to current sources of liquidity, the Company plans to use cash generated from operations to satisfy its unsecured debt obligations.  The Company has historically generated positive cash flow from operations.  For the years ended December 31, 2009, 2008, and 2007, the Company had net cash flow from operating activities of $325 million, $321 million, and $273 million, respectively.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The Company had the following debt obligations outstanding that are secured by student loan assets and related collateral.

	As of December 31, 2009
	Carrying	Final
	amount	maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$21,923,256	05/01/11 - 04/25/42
Department of Education Participation	463,912	09/30/10
FFELP warehouse facility	305,710	08/03/12
Department of Education Conduit	1,125,929	05/08/14
Other borrowings	30,016	01/01/10 and 11/01/15
	$23,848,823

Bonds and notes issued in asset-backed securitizations

The majority of the Company’s portfolio of student loans is funded in asset backed securitizations that are structured to substantially match the maturity of the funded assets and there are minimal liquidity issues related to these facilities. In addition, due to the difference between the yield the Company receives on the loans and cost of financing within these transactions, the Company has created a portfolio that will generate earnings and significant cash flow over the life of these transactions.

Based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.43 billion as detailed below. This amount does not include cash flows that the Company expects to receive related to loans funded through the Department of Education’s Conduit and Loan Participation Programs and other warehouse facilities.  The Company expects the future cash flows shown below would correspond to earnings when excluding the amortization of loan premiums and deferred origination costs, potential derivative activity used by the Company to hedge the portfolio, and other portfolio management and administrative costs. Because the Company does not use gain-on-sale accounting when issuing asset-backed securitizations, the future earnings of these transactions are not yet reflected in the Company’s consolidated financial statements.
Department of Education Participation / FFELP Warehouse Facility

The Department of Education Participation and FFELP warehouse facility are further discussed below under “Sources of Liquidity Available to Fund New FFELP Stafford and PLUS Loan Originations for the 2009-2010 Academic Year.”

Department of Education Conduit

In January 2009, the Department published summary terms for its program under which it will finance eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”).  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. The Conduit Program was launched on May 11, 2009. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances are contributed by the Company. The Conduit Program has a term of five years and expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the Conduit Program will be sold to the Department through the Put Agreement at a price of 97 percent of the face amount of the loans.

Sources of Liquidity Available to Fund New FFELP Stafford and PLUS Loan Originations for the 2009-2010 Academic Year

The Company has reliable sources of liquidity available for new FFELP Stafford and PLUS loan originations for the 2009-2010 academic year under the Department’s Participation and Purchase Programs.  In addition, the Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans, and in August 2009, the Company entered into a FFELP warehouse facility that has a maximum financing amount of $500.0 million with a revolving financing structure.

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

During 2009, the Company sold $2.1 billion of 2008-2009 academic year loans to the Department under the Purchase Program and recognized a gain of $36.6 million. As of December 31, 2009, the Company had $464.2 million of 2009-2010 academic year FFELP loans funded using the Participation Program.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day period upon termination of the participation certificate. As of December 31, 2009, $613.3 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

FFELP Warehouse Facility

On August 3, 2009, the Company entered into the 2009 FFELP Warehouse Facility. The 2009 FFELP Warehouse Facility has a maximum financing amount of $500.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which expire on August 2, 2010. The final maturity date of the facility is August 3, 2012. In the event the Company is unable to renew the liquidity provisions by August 2, 2010, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by August 3, 2012.

The 2009 FFELP Warehouse Facility provides for formula based advance rates depending on FFELP loan type up to a maximum of 92 percent to 98 percent of the principal and interest financed. The advance rates for collateral may increase or decrease based on market conditions. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility. Unlike the Company’s prior FFELP warehouse facility, the new facility does not require the Company to refinance or remove a percentage of the pledged student loan collateral on an annual basis.  As of December 31, 2009 and March 1, 2010, $305.7 million and $30.5 million, respectively, was outstanding under this facility and $194.3 million and $469.5 million, respectively, was available for future use. Upon termination or expiration of the facility, the Company would expect to access the securitization market, use operating cash, rely on sale of assets, or transfer collateral to satisfy any remaining obligations.

Asset-backed securities transactions

Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market.  Asset-backed securities transactions would be used to refinance student loans included in the FFELP warehouse facility, the Department of Education Conduit facility, and/or existing asset-backed security transactions.  The FFELP warehouse facility and DOE Conduit facility have advance rates that are less than par.  As of December 31, 2009 and March 1, 2010, the Company had approximately $14.2 million and $8.8 million, respectively, advanced in operating cash for the FFELP warehouse facility and $66.8 million and $75.9 million, respectively, advanced in operating cash for the DOE Conduit facility.  Depending on the terms of asset-backed security transactions, refinancing loans included in these facilities could produce positive cash flow to the Company and are contemplated by management when making student loan financing decisions.

During 2009, the Company completed asset-backed securities transactions totaling $1.0 billion. In addition, on February 17, 2010, the Company completed as asset-backed securities transaction of $523.3 million. The Company used the proceeds from the sale of these notes to purchase student loans previously financed in other asset-backed securitizations and the FFELP warehouse facility.

Description of Other Debt Facilities

Unsecured Line of Credit

The Company has a $750.0 million unsecured line of credit that terminates in May 2012. As of December 31, 2009 and March 1, 2010, there was $691.5 million outstanding on this line. The weighted average interest rate on this line of credit was 0.725% as of December 31, 2009. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.  The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank, a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect Lehman to fund future borrowing requests. As of December 31, 2009 and March 1, 2010, excluding Lehman’s lending commitment, the Company had $51.2 million available for future use under its unsecured line of credit.

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

As of December 31, 2009, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

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

Junior Subordinated Hybrid Securities

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

Debt Repurchases

Due to the Company’s improved cash position, the Company repurchased debt during 2009 as summarized below.  Gains recorded by the Company from the purchase of debt are included in “other income” on the Company’s consolidated statements of income.

	Year ended December 31, 2009			Remaining balance as of
	Notional amount	Purchase price	Gain	December 31, 2009
5.125% Senior Notes due 2010	$208,284	196,529	11,755	$66,716

Junior Subordinated Hybrid Securities	1,750	350	1,400	$198,250

Asset-backed securities (a)	348,155	319,627	28,528

	$558,189	516,506	41,683

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

The Company's Senior Notes due 2010 (“Senior Notes”) were previously covered debt under a Replacement Capital Covenant dated September 27, 2006 (the "RCC"). Under the RCC, if $100 million or more of the Senior Notes remained outstanding, the Company was restricted in its ability to repurchase or redeem its Junior Subordinated Hybrid Securities.  On September 17, 2009, the Company announced that less than $100 million of the Senior Notes remained outstanding, and therefore the RCC no longer provided any benefit to the holders of the Senior Notes.  The Company has no other eligible senior debt or eligible subordinated debt under the terms of the RCC, therefore the RCC and the restrictions on repurchase or redemption of the Junior Subordinated Hybrid Securities are of no further force and effect.

Contractual Obligations

The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment.  The Company’s contractual obligations were as follows:

	As of December 31, 2009
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Bonds and notes payable	$24,805,289	861,471	740,700	1,471,087	21,732,031
Operating lease obligations (a)	26,332	7,995	11,405	6,633	299
Other	26,647	26,647	—	—	—
Total	$24,858,268	896,113	752,105	1,477,720	21,732,330

(a)	Operating lease obligations are presented net of approximately $2.1 million in sublease arrangements.

As of December 31, 2009, the Company had a reserve of $6.3 million for uncertain income tax positions (including the federal benefit received from state positions and accrued interest).  This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

The Company has an obligation to purchase $26.6 million of private loans from an unrelated financial institution in quarterly installments of approximately $5.0 million through the third quarter of 2010 with any remaining amount to be purchased at that time.  This obligation is included in “other” in the above table.

During the year ended December 31, 2009, the Company participated $95.5 million of non-federally insured loans to third parties. The Company has accounted for these participations as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.  Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests when such loans become 60 or 90 days delinquent.  As of December 31, 2009, the Company has $10.6 million accrued related to this obligation which is included in “other liabilities” in the Company’s consolidated balance sheet.  This obligation is not included in the above table.

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

In 2004, the Company purchased 50% of the stock of infiNET Integrated Solutions, Inc. (“infiNET”) and, in 2006, purchased the remaining 50% of infiNET’s stock. Consideration for the purchase of the remaining 50% of the stock of infiNET included 95,380 restricted shares of the Company’s Class A common stock. Under the terms of the purchase agreement, the 95,380 shares of Class A common stock issued in the acquisition are subject to stock price guaranty provisions whereby if on or about February 28, 2011 the average market trading price of the Class A common stock is less than $104.8375 per share and has not exceeded that price for any 25 consecutive trading days during the 5-year period from the closing of the acquisition to February 28, 2011, then the Company must pay additional cash to the sellers of infiNET for each share of Class A common stock issued in an amount representing the difference between $104.8375 less the greater of $41.9335 or the gross sales price such seller obtained from a sale of the shares occurring subsequent to February 28, 2011 as defined in the agreement. Based on the closing price of the Company’s Class A common stock as of December 31, 2009 of $17.23 per share, the Company’s obligation under this stock price guarantee would have been approximately $6.0 million (($104.8375-$41.9335) x 95,380 shares). Any payment on the guaranty is reduced by the aggregate of any dividends or other distributions made by the Company to the sellers. Any cash paid by the Company in consideration of satisfying the guaranteed value of stock issued for this acquisition would be recorded by the Company as a reduction to additional paid-in capital. The obligation to pay this guaranteed stock price is due February 28, 2011 and is not included in the table above.

Dividends

In the first quarter of 2007, the Company began paying dividends of $0.07 per share on the Company's Class A and Class B Common Stock which were paid quarterly through the first quarter of 2008.  On May 21, 2008, the Company announced that it was temporarily suspending its quarterly dividend program.  On November 5, 2009, the Company's Board of Directors voted to reinstate the quarterly dividend program.  Accordingly, a dividend of $0.07 per share on the Company's Class A and Class B Common Stock was paid on December 15, 2009 to all holders of record as of December 1, 2009. The Company currently plans to continue making quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.  In addition, the payment of dividends is subject to the terms of the Company’s outstanding junior subordinated hybrid securities, which generally provide that if the Company defers interest payments on those securities it cannot pay dividends on its capital stock.

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

In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for loan losses. The Company places a non-federally insured loan on nonaccrual status when the collection of principal and interest is 30 days past due and charges off the loan when the collection of principal and interest is 120 days past due.

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

Tuition payment processing and campus commerce revenue - Fees for payment management services are recognized over the period in which services are provided to customers.

Enrollment services revenue – Enrollment services revenue primarily consists of the following items:

•
Lead generation – Revenue from lead generation is derived primarily from fees which are earned through the delivery of qualified leads or clicks. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead or click is delivered to the customer provided that no significant obligations remain. From time to time, the Company may agree to credit certain leads or clicks if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been immaterial and within management’s expectations.

For a portion of its lead revenue, the Company has agreements with providers of online media or traffic (“Publishers”) used in the generation of leads or clicks. The Company receives a fee from its customers and pays a fee to Publishers either on a cost per lead, cost per click, or cost per number of impressions basis. The Company is the primary obligor in the transaction. As a result, the fees paid by the Company’s customers are recognized as revenue and the fees paid to its Publishers are included in “cost to provide enrollment services” in the Company’s consolidated statements of income.

•	Publishing and editing services - Revenue from the sale of print products and editing services is generally earned and recognized, net of estimated returns, upon shipment or delivery.

•
Content management and recruitment services – Content management and recruitment services includes the sale of subscription and performance based products and services, as well as list sales.  Revenues from sales of subscription and performance based products and services are recognized ratably over the term of the contract. Subscription and performance based revenues received or receivable in advance of the delivery of services is included in deferred revenue.  Revenue from the sale of lists is generally earned and recognized, net of estimated returns, upon delivery.

Fees associated with the majority of the services described above are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. The Company’s service fees are determined based on written price quotations or service agreements having stipulated terms and conditions that do not require management to make any significant judgments or assumptions regarding any potential uncertainties.

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

Goodwill and Intangible Assets – Impairment Assessments

The Company reviews goodwill for impairment annually (as of November 30) and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable. The Company performs a two-step impairment test on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

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

Derivative Accounting

The Company records derivative instruments at fair value on the balance sheet as either an asset or liability. The Company determines the fair value for its derivative contracts using either (i) pricing models that consider current market conditions and the contractual terms of the derivative contract or (ii) counterparty valuations. These factors include interest rates, time value, forward interest rate curve, and volatility factors, as well as foreign exchange rates. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting. Accordingly, changes in the fair value of derivative instruments are reported in current period earnings. Net settlements on derivatives are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of income.

RECENT ACCOUNTING PRONOUNCEMENTS

Noncontrolling Interests

In December 2007, the FASB updated ASC 810, Consolidation.  This update establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. The update also requires changes to certain presentation and disclosure requirements. For the Company, the guidance was effective January 1, 2009 and did not have a material impact on the preparation of the Company’s consolidated financial statements.  The update is to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented.

Derivative Instruments and Hedging Activities

In March 2008, the FASB updated ASC 815, Derivatives and Hedging. This update was intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows. The update also improved transparency about the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The update was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company adopted the update as of January 1, 2009, the effective date for the Company (see note 9 in the notes to the consolidated financial statements included in this Report).

Fair Value Measurements

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

In April 2009, the FASB updated ASC 820, Fair Value Measurements and Disclosures.  This update includes guidance on determining fair value when volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The update requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The update became effective for the Company for the interim period ended June 30, 2009 and was applied prospectively.  The update did not have an impact on the preparation of and disclosures in the Company’s consolidated financial statements.

In April 2009, the FASB updated ASC 320, Investments – Debt and Equity Securities, which expanded guidance on the recognition and presentation of other-than-temporary impairment. The update amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing "intent and ability" indicator. Under the new update, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, the update changed the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component is recognized in earnings and the remainder of the impairment is recorded in other comprehensive income. The update was effective for the Company for the interim period ended June 30, 2009. The update did not have an impact on the preparation of and disclosures in the Company’s consolidated financial statements.

In April 2009, the FASB updated ASC 825, Financial Instruments, which expanded guidance on interim disclosure about fair value of financial instruments. The update requires interim disclosures regarding the fair values of financial instruments. Additionally, the update requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  The update does not change the accounting treatment for these financial instruments and was effective for the Company for the interim period ended June 30, 2009 (see note 17 in the notes to the consolidated financial statements included in this Report).

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, an update to ASU 820, Fair Value Measurements and Disclosures, which provides guidance allowing companies to determine the fair value of a liability by using the perspective of an investor that holds the related obligation as an asset. The update was effective for interim and annual periods beginning after August 27, 2009 and applies to all fair-value measurements of liabilities required by GAAP. The update did not have a material impact on the preparation of and disclosures in the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, an update to ASC 820, Fair Value Measurements and Disclosures.  The update provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III.  This update also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques.  The update will be effective for annual or interim periods beginning after December 15, 2009, except for purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal and interim periods beginning after December 15, 2010.  Early adoption is permitted.  The Company is currently evaluating the impacts and disclosures related to this update.

Subsequent Events

During 2009, the FASB updated ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The update was effective for interim and annual periods ending after June 15, 2009.  The Company adopted the update on June 30, 2009 (see note 3 in the notes to the consolidated financial statements included in this Report).

FASB Accounting Standards Codification

In June 2009, the FASB issued ASU 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, an update to ASC 105, Generally Accepted Accounting Principles. The update establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  The Company adopted the update on September 30, 2009, the effective date for the Company.

Transfers of Financial Assets and the Variable Interest Entity Consolidation Model

In June 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets, an update to ASC 860, Transfers and Servicing, which provides guidance on improving the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The update removes the concept of a qualifying special-purpose entity.  Additionally, the update defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and also requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The update is effective for fiscal and interim periods beginning after November 15, 2009 (January 1, 2010 for the Company).  The Company is currently evaluating the impacts and disclosures related to this update.

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, an update to ASC 810, Consolidations, which provides guidance for determining whether an entity is a variable interest entity in addition to subjecting enterprises to a number of other requirements including, among other things: (i) requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and specifies the characteristics the primary beneficiary of a variable interest entity must have to be designated as such; (ii) requiring an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance; (iii) requiring the ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; (iv) the elimination of the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and (v) adding an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that investors of the equity investment at risk, as a group, lose the power from voting or similar rights of the investment to direct the activities of the entity that have the most significant impact on the entity’s economic performance.  The update is effective for fiscal and interim periods beginning after November 15, 2009 (January 1, 2010 for the Company).  The Company is currently evaluating the impacts and disclosures related to this update.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, an update to ASC 605, Revenue Recognition. Under the new update, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for the Company), with early adoption permitted.  The Company is currently evaluating the impacts and disclosures related to this update.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, an update to ASC 985, Software, which provides guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the update, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The update includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for the Company), with early adoption permitted.  The Company is currently evaluating the impacts and disclosures related to this update.

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

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of December 31,
	2009		2008
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$10,305,622	43.6%	$2,532,609	10.1%
Variable-rate loan assets	13,330,252	56.4	22,528,440	89.9
Total	$23,635,874	100.0%	$25,061,049	100.0%

Fixed-rate debt instruments	$273,906	1.1%	$677,096	2.5%
Variable-rate debt instruments	24,531,383	98.9	26,110,863	97.5
Total	$24,805,289	100.0%	$26,787,959	100.0%

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

For the years ended December 31, 2009, 2008, and 2007, loan interest income includes approximately $145.1 million, $37.5 million, and $10.3 million of fixed rate floor income, respectively.  The amount of fixed rate floor income has increased over the last few years due to a decrease in interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

As a result of the ongoing volatility of interest rates, effective October 1, 2008, the Company changed its calculation of variable rate floor income to better reflect the economic benefit received by the Company related to this income taking into consideration the volatility of certain rate indices which offset the value received. The economic benefit received by the Company related to variable rate floor income was $7.5 million and $25.7 million for the years ended December 31, 2009 and 2008, respectively.  Variable rate floor income calculated on a statutory maximum basis was $24.2 million and $44.5 million for the years ended December 31, 2009 and 2008, respectively.  The variance between variable rate floor income calculated on a statutory maximum basis and the calculation of variable rate floor income to better reflect the economic benefit received by the Company was inconsequential for the year ended December 31, 2007.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s student loan assets that are earning fixed rate floor income:

As of December 31, 2009
	Borrower/	Estimated	Balance of
Fixed	lender	variable	assets earning
interest	weighted	conversion	fixed-rate
rate range	average yield	rate (a)	floor income
Less than 3.0%	2.88%	0.23%	$1,647,374
3.0 - 3.49%	3.21%	0.57%	1,849,245
3.5 - 3.99%	3.65%	1.01%	1,891,773
4.0 - 4.49%	4.20%	1.56%	1,485,648
4.5 - 4.99%	4.72%	2.08%	815,780
5.0 - 5.49%	5.25%	2.61%	535,793
5.5 - 5.99%	5.67%	3.03%	324,082
6.0 - 6.49%	6.19%	3.55%	382,610
6.5 - 6.99%	6.70%	4.06%	338,974
7.0 - 7.49%	7.17%	4.53%	117,326
7.5 - 7.99%	7.71%	5.07%	199,493
8.0 - 8.99%	8.16%	5.52%	451,963
> 9.0%	9.04%	6.40%	265,561
			$10,305,622

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to variable rate.  As of December 31, 2009, the short-term interest rate was 21 basis points.

The following table summarizes the outstanding derivatives instruments used by the Company to hedge fixed-rate student loan assets.

	As of December 31, 2009
		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)
2010	$4,750,000	0.54%
2011	150,000	1.03
	$4,900,000	0.55%

(a)	For all interest rate derivatives for which the Company pays a fixed rate, the Company receives discrete three-month LIBOR.

As of December 31, 2009, the Company had $3.3 billion of student loan assets that were eligible to earn variable rate floor income.

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

The following table presents the Company’s FFELP student loan assets and related funding arranged by underlying indices:

		As of December 31, 2009
Index (g)	Frequency of Variable Resets	Assets	Debt outstanding that funded student loan assets (a)
3 month H15 financial commercial paper (b)	Daily	$22,435,918	463,912
3 month Treasury bill (c)	Varies	1,036,635	—
3 month LIBOR (d)	Quarterly	—	20,187,356
Auction-rate or remarketing	Varies	—	1,726,960
Asset-backed commercial paper (e)	Varies	—	1,431,639
Fixed rate		—	8,940
Other (f)		376,270	30,016
		$23,848,823	23,848,823

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the “1/3 Basis Swaps”). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives:

As of December 31, 2009
Maturity	Notional Amount
2010	$1,000,000
2013	500,000
2014	500,000
2018	1,300,000
2019	500,000
2021	250,000
2023	1,250,000
2024	250,000
2028	100,000
2039	150,000

$5,800,000

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

(c)
The Company has used derivative instruments to hedge both the basis and repricing risk on certain student loans in which the Company earns interest based on a treasury bill rate that resets daily and are funded with debt indexed to primarily three-month LIBOR. To hedge these loans, the Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a weekly treasury bill rate plus a spread as defined in the agreement (“T-BILL/LIBOR Basis Swaps”). The following table summarizes these derivatives:

As of December 31, 2009
Maturity	Notional Amount
2011 (a)	$225,000

(a)	These derivatives have forward effective start dates of October 2010 ($75 million), November 2010 ($75 million), and December 2010 ($75 million).

(d)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(e)
Asset-backed commercial paper consists of $305.7 million funded in the Company’s FFELP warehouse facility and $1.1 billion funded through the Department’s Conduit Program.  Funding for the Conduit Program is provided by the capital markets at a cost based on market rates.

(f)	Assets include restricted cash and investments and other assets. Debt outstanding includes other debt obligations secured by student loan assets and related collateral.

(g)
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

Financial Statement Impact of Derivative Instruments

The Company recognizes changes in the fair value of derivative instruments currently in earnings unless specific hedge accounting criteria are met. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting; consequently, the change in fair value of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company’s derivatives are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of income and resulted in income of $6.9 million for the year ended December 31, 2009, expense of $38.6 million for the year ended December 31, 2008, and income of $139.1 million for the year ended December 31, 2007.

The following summarizes the derivative settlements included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of income.

	Year ended December 31,
	2009	2008	2007
Settlements, income (expense):
Interest rate swaps	$(2,020)	(15,036)	16,803
Average/discrete basis swaps	11,483	44,947	7,319
1/3 basis swaps	21,192	1,805	1,215
Cross-currency interest rate swaps	8,631	23,941	(6,660)
Total settlements	$39,286	55,657	18,677

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

	Year ended December 31, 2009
	Interest Rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(96,704)	(44.8)%	(129,399)	(60.0)%	(25,290)	(11.7)%	(75,870)	(35.1)%
Impact of derivative settlements	5,525	2.6	16,533	7.7	—	—	—	—
Increase (decrease) in net income before taxes	$(91,179)	(42.2)%	(112,866)	(52.3)%	(25,290)	(11.7)%	(75,870)	(35.1)%
Increase (decrease) in basic and diluted earnings per share	$(1.19)		(1.47)		(0.33)		(0.99)

	Year ended December 31, 2008
	Interest Rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(26,009)	(58.1)%	(52,485)	(117.3)%	(26,819)	(59.9)%	(80,457)	(179.7)%
Impact of derivative settlements	23,855	53.3	50,811	113.6	—	—	—	—
Increase (decrease) in net income before taxes	$(2,154)	(4.8)%	(1,674)	(3.7)%	(26,819)	(59.9)%	(80,457)	(179.7)%
Increase (decrease) in basic and diluted earnings per share	$(0.03)		(0.02)		(0.33)		(0.99)

	Year ended December 31, 2007
	Change from increase of 100 basis points		Change from increase of 300 basis points		Asset and funding index mismatches

	Dollar	Percent	Dollar	Percent	Increase of 10 basis points		Increase of 30 basis points
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$6,828	11.9%	27,009	47.3%	(26,599)	(46.5)%	(79,797)	(139.5)%
Impact of derivative settlements	—	—	—	—	—	—	—	—
Increase (decrease) in net income before taxes	$6,828	11.9%	27,009	47.3%	(26,599)	(46.5)%	(79,797)	(139.5)%
Increase (decrease) in basic and diluted earning per share	$0.09		0.34		(0.33)		(0.99)

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

The following table summarizes the financial statement impact as a result of the remeasurement of the Euro Notes and change in the fair value of the related derivative instruments. These amounts are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the Company’s consolidated statements of income.

	Year ended December 31,
	2009	2008	2007

Re-measurement of Euro Notes	$(37,654)	52,886	(108,712)

Change in fair value of
cross-currency derivatives	2,497	(24,436)	125,532

Total impact to statements of
income - (expense) income	$(35,157)	28,450	16,820

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

The following table summarizes all of the components of “Derivative market value, foreign currency, and put option adjustments and derivative settlements, net” included in the consolidated statements of income.

	Year ended December 31,
	2009	2008	2007
Change in fair value of derivatives	$6,852	(38,576)	139,146
Foreign currency transaction adjustment	(37,654)	52,886	(108,712)
Change in fair value of put options issued in business acquisitions	—	(3,483)	(3,628)
Derivative settlements, net	39,286	55,657	18,677

Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	$8,484	66,484	45,483

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report included herein, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Inherent Limitations on Effectiveness of Internal Controls

The Company’s management, including the chief executive and chief financial officers, understands that the disclosure controls and procedures and internal controls over financial reporting are subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of a control system must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

As a result, there can be no assurance that the Company’s disclosure controls and procedures or internal controls over financial reporting will prevent all errors or fraud or ensure that all material information will be made known to management in a timely fashion. By their nature, the Company’s or any system of disclosure controls and procedures or internal controls over financial reporting, no matter how well designed and operated, can provide only reasonable assurance regarding management’s control objectives.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Nelnet, Inc.:

We have audited Nelnet, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nelnet, Inc.’s (the Company) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nelnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nelnet, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 3, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Lincoln, Nebraska
March 3, 2010

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2009, no information was required to be disclosed in a report on Form 8-K, but not reported.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information as to the directors, executive officers, corporate governance, and Section 16(a) beneficial ownership reporting compliance of the Company set forth under the captions “PROPOSAL 1—ELECTION OF DIRECTORS—Nominees,” “EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE,” and “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company’s fiscal year, relating to the Company’s Annual Meeting of Shareholders scheduled to be held on May 27, 2010 (the “Proxy Statement”) is incorporated into this Report by reference.

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

The following table summarizes information about compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information

	As of December 31, 2009
	Number of shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	0	$0	4,741,851

Equity compensation plans not approved by shareholders	0	$0	0

Total	0	$0	4,741,851 (1)

(1) Includes 2,971,331, 231,914, 677,702, and 860,904 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, Nelnet, Inc. Employee Share Purchase Plan, and Nelnet, Inc. Employee Stock Purchase Loan Plan, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “PROPOSAL 2—APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—Independent Accountant Fees and Services” in the Proxy Statement is incorporated into this Report by reference.

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

3. Exhibits

The exhibits listed in the accompanying index to exhibits are filed, furnished, or incorporated by reference as part of this Report.

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

3.3
Fifth Amended and Restated Bylaws of Nelnet, Inc., as amended as of February 3, 2010, filed as Exhibit 3.1 to the registrant's current report of Form 8-K filed on February 9, 2010 and incorporated herein by reference.

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

10.2
First Amendment of Marketing Expense Reimbursement Agreement, dated as of April 1, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (f/k/a National Education Loan Network, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.28 to the registrant's Form S-1 Registration Statement.

10.3
Second Amendment of Marketing Expense Reimbursement Agreement, dated as of December 21, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (f/k/a National Education Loan Network, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.29 to the registrant's Form S-1 Registration Statement.

10.4
Amended and Restated Participation Agreement, dated as of June 1, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.30 to the registrant's Form S-1 Registration Statement.

10.5
First Amendment of Amended and Restated Participation Agreement, dated as of December 19, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.31 to the registrant's Form S-1 Registration Statement.

10.6
Second Amendment of Amended and Restated Participation Agreement, dated as of December 1, 2002, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.32 to the registrant's Form S-1 Registration Statement.

10.7
Alternative Loan Participation Agreement, dated as of June 29, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.33 to the registrant's Form S-1 Registration Statement.

10.8
Amended and Restated Agreement, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.34 to the registrant's Form S-1 Registration Statement.

10.9
Guaranteed Purchase Agreement, dated as of March 19, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.36 to the registrant's Form S-1 Registration Statement.

10.10
First Amendment of Guaranteed Purchase Agreement, dated as of February 1, 2002, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.37 to the registrant's Form S-1 Registration Statement.

10.11
Second Amendment of Guaranteed Purchase Agreement, dated as of December 1, 2002, by and between Nelnet, Inc. (f/k/a/ NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.38 to the registrant's Form S-1 Registration Statement.

10.12
Agreement For Use of Revolving Purchase Facility, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.78 to the registrant's Form S-1 Registration Statement.

10.13
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

10.14
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

10.15
Third Amendment to Amended and Restated Participation Agreement between National Education Loan Network, Inc. and Union Bank and Trust Company, dated as of February 5, 2004.  Incorporated by reference to Exhibit 10.61 to the registrant’s annual report for the year ended December 31, 2003, filed on Form 10-K.

10.16
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

10.17
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

10.19
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

10.20
Stock Purchase Agreement, dated as of April 5, 2004, between National Education Loan Network, Inc. and infiNET Integrated Solutions, Inc.  Incorporated by reference to Exhibit 10.72 to the registrant’s quarterly report for the period ended March 31, 2004, filed on Form 10-Q.

10.21
Amendment of Agreements dated as of February 4, 2005, by and between National Education Loan Network, Inc. and Union Bank and Trust Company.  Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 10, 2005.

10.22
Amended and Restated Aircraft Management Agreement, dated as of September 30, 2008, by and between National Education Loan Network, Inc., Duncan Aviation, Inc., and Union Financial Services, Inc. Incorporated by reference to Exhibit 10.32 to the registrant's annual report for the year ended December 31, 2008, filed on Form 10-K.

10.23
Amended and Restated Aircraft Joint Ownership Agreement, dated as of September 30, 2009, by and between National Education Loan Network, Inc. and Union Financial Services, Inc. Incorporated by reference to Exhibit 10.33 to the registrant's annual report for the year ended December 31, 2008, filed on Form 10-K.

10.24
Amendment of Agreements dated as of February 4, 2005, by and between Union Bank and Trust Company and National Education Loan Network, Inc., filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 10, 2005 and incorporated herein by reference.

10.25+	Nelnet, Inc. Employee Share Purchase Plan, as amended. Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report for the period ended September 30, 2005, filed on Form 10-Q.

10.26+	Summary of Named Executive Officer Compensation for 2006. Incorporated by reference to Exhibit 10.78 to the registrants annual report for the year ended December 31, 2005, filed on Form 10-K.

10.27+	Summary of Non-Employee Director Compensation for 2006. Incorporated by reference to Exhibit 10.79 to the registrants annual report for the year ended December 31, 2005, filed on Form 10-K.

10.28+	Amended Nelnet, Inc. Directors Stock Compensation Plan. Incorporated by reference to Exhibit 10.80 to the registrants annual report for the year ended December 31, 2005, filed on Form 10-K.

10.29
Office Building Lease dated June 21, 1996 between Miller & Paine and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.30
Amendment to Office Building Lease dated June 11, 1997 between Miller & Paine and Union Bank and Trust Company, filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.31
Lease Amendment Number Two dated February 8, 2001 between Miller & Paine and Union Bank and Trust Company, filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.32
Lease Amendment Number Three dated May 23, 2005 between Miller & Paine, LLC and Union Bank and Trust Company, filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.33
Lease Agreement dated May 20, 2005 between Miller & Paine, LLC and Union Bank and Trust Company, filed as Exhibit 10.7 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.34
Office Sublease dated April 30, 2001 between Union Bank and Trust Company and Nelnet, Inc., filed as Exhibit 10.8 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.35+	Executive Officers Bonus Plan as amended, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference.

10.36+	Nelnet, Inc. Share Retention Policy, as amended. Incorporated by reference to Exhibit 10.72 to the registrant’s annual report for the year ended December 31, 2006, filed on Form 10-K.

10.37+
Nelnet, Inc. Restricted Stock Plan, As amended through March 22, 2007. Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report for the period ended March 31, 2007, filed on Form 10-Q.

10.38
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

10.39+	Nelnet, Inc. Restricted Stock Plan, as amended through May 24, 2007, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 31, 2007 and incorporated herein by reference.

10.40
Real Estate Purchase Agreement dated as of October 31, 2007 between Union Bank and Trust Company and First National Life of the USA, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 2, 2007 and incorporated herein by reference.

10.41+
Employment Agreement, dated as of June 10, 2005, between FACTS Management Co. and Timothy A. Tewes.  Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report for the period ended March 31, 2008, filed on Form 10-Q.

10.42+
Non-competition Agreement, dated as of June 10, 2005, between FACTS Management Co. and Timothy A. Tewes.  Incorporated by reference to Exhibit 10.2 to the registrant's quarterly report for the period ended March 31, 2008, filed on Form 10-Q.

10.43+
First Amendment to Employment Agreement, dated November 22, 2006, between FACTS Management Co. and Timothy A. Tewes.  Incorporated by reference to Exhibit 10.3 to the registrant's quarterly report for the period ended March 31, 2008, filed on Form 10-Q.

10.44+
Nelnet, Inc. Directors Stock Compensation Plan, as amended through April 18, 2008, filed as Exhibit 99.1 to Nelnet, Inc.’s Registration Statement on Form S-8 filed on June 27, 2008 and incorporated herein by reference.

10.45
Seventh Amendment of Amended and Restated Participation Agreement, dated as of July 1, 2008, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.).  Incorporated by reference to Exhibit 10.2 to the registrant's quarterly report for the period ended June 30, 2008, filed on Form 10-Q.

10.46
Fourth Amendment of Amended and Restated Participation Agreement, dated as of August 1, 2005, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.).  Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report for the period ended September 30, 2008, filed on Form 10-Q.

10.47
Fifth Amendment of Amended and Restated Participation Agreement, dated as of November 1, 2005, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.).  Incorporated by reference to Exhibit 10.2 to the registrant's quarterly report for the period ended September 30, 2008, filed on Form 10-Q.

10.48
Sixth Amendment of Amended and Restated Participation Agreement, dated as of December 12, 2005, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.).  Incorporated by reference to Exhibit 10.3 to the registrant's quarterly report for the period ended September 30, 2008, filed on Form 10-Q.

10.49
Master Participation Agreement, dated as of August 14, 2008, by and between the United States Department of Education and Nelnet, Inc.  Incorporated by reference to Exhibit 10.4 to the registrant's quarterly report for the period ended September 30, 2008, filed on Form 10-Q.

10.50
Master Loan Sale Agreement, dated as of August 14, 2008, by and between the United States Department of Education and Nelnet, Inc.  Incorporated by reference to Exhibit 10.5 to the registrant's quarterly report for the period ended September 30, 2008, filed on Form 10-Q.

10.51+
Separation Agreement, dated as of July 21, 2008, by and between Matthew D. Hall and Nelnet, Inc.  Incorporated by reference to Exhibit 10.6 to the registrant's quarterly report for the period ended September 30, 2008, filed on Form 10-Q.

10.52
Eighth Amendment of Amended and Restated Participation Agreement, dated as of December 24, 2008, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.69 to the registrant's annual report for the year ended December 31, 2008, filed on Form 10-K.

10.53+
Separation Agreement, dated as of August 4, 2008, by and between Raymond J. Ciarvella and Nelnet, Inc. Incorporated by reference to Exhibit 10.70 to the registrant's annual report for the year ended December 31, 2008, filed on Form 10-K.

10.54
Loan Purchase Agreement, dated as of November 25, 2008, by and between Nelnet Education Loan Funding, Inc., f/k/a NEBHELP, INC., a Nebraska corporation, acting, where applicable, by and through Wells Fargo Bank, National Association, not individually but as Eligible Lender Trustee for the Seller under the Warehouse Agreement or Eligible Lender Trust Agreement, and Union Bank and Trust Company, a Nebraska state bank and trust company, acting in its individual capacity and as trustee. Incorporated by reference to Exhibit 10.71 to the registrant's annual report for the year ended December 31, 2008, filed on Form 10-K.

10.55
Loan Servicing Agreement, dated as of November 25, 2008, by and between Nelnet, Inc. and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.72 to the registrant's annual report for the year ended December 31, 2008, filed on Form 10-K.

10.56
Assurance Commitment Agreement, dated as of November 25, 2008, by and among Jay L. Dunlap, individually, Angie Muhleisen, individually, and Michael S. Dunlap, individually, Nelnet, Inc., Union Bank and Trust Company, and Farmers & Merchants Investment Inc. Incorporated by reference to Exhibit 10.73 to the registrant's annual report for the year ended December 31, 2008, filed on Form 10-K.

10.57+	Nelnet, Inc. Second Amended Executive Officers Bonus Plan. Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report for the period ended March 31, 2009, filed on Form 10-Q.

10.58+	Nelnet, Inc. Restricted Stock Plan, as amended through May 20, 2009, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 27, 2009 and incorporated herein by reference.

10.59
Funding Note Purchase Agreement, dated as of May 13, 2009, among Straight-A Funding, LLC, a Delaware limited liability company, as Conduit Lender, Nelnet Super Conduit Funding, LLC, a Delaware limited liability company, as Funding Note Issuer, First National Bank, a national banking association, as Eligible Lender Trustee, The Bank of New York Mellon, a New York banking corporation, as Conduit Administrator for the Conduit Lender, as Securities Intermediary and as Conduit Lender Eligible Lender Trustee, National Education Loan Network, Inc., a Nevada corporation, as the SPV Administrator for the Funding Note Issuer, Nelnet, Inc., a Nebraska corporation, as Sponsor, BMO Capital Markets Corp., a Delaware company, as Manager for the Conduit Lender, and National Education Loan Network, Inc., a Nevada corporation, as Master Servicer.  Incorporated by reference to Exhibit 10.2 to the registrant's quarterly report for the period ended June 30, 2009, filed on Form 10-Q.

10.60
Eligible Lender Trust Agreement, dated as of May 13, 2009 between Nelnet Super Conduit Funding, LLC, a Delaware limited liability company, and Zions First National Bank, a national banking association, not in its individual capacity but solely as eligible lender trustee on behalf and for the benefit of the Funding Note Issuer.  Incorporated by reference to Exhibit 10.3 to the registrant's quarterly report for the period ended June 30, 2009, filed on Form 10-Q.

10.61
Student Loan Purchase Agreement, dated as of May 13, 2009, among National Education Loan Network, Inc., a Nevada corporation, Union Bank and Trust Company, a Nebraska banking corporation, not in its individual capacity but solely as eligible lender trustee for the benefit of the Seller and its assigns, Nelnet Super Conduit Funding, LLC, a Delaware limited liability company, and Zions First National Bank, a national banking association, not in its individual capacity but solely as eligible lender trustee for the benefit of the Purchaser and its assigns. Incorporated by reference to Exhibit 10.4 to the registrant's quarterly report for the period ended June 30, 2009, filed on Form 10-Q.

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

Dated: March 3, 2010
NELNET, INC.

By:	/s/ MICHAEL S. DUNLAP
Michael S. Dunlap Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ MICHAEL S. DUNLAP	Chairman and	March 3, 2010
Michael S. Dunlap	Chief Executive Officer
(Principal Executive Officer)

/s/ TERRY J. HEIMES	Chief Financial Officer	March 3, 2010
Terry J. Heimes	(Principal Financial Officer and
Principal Accounting Officer)

/s/ STEPHEN F. BUTTERFIELD	Vice Chairman	March 3, 2010
Stephen F. Butterfield

/s/ JAMES P. ABEL	Director	March 3, 2010
James P. Abel

/s/ KATHLEEN A. FARRELL	Director	March 3, 2010
Kathleen A. Farrell

/s/ THOMAS E. HENNING	Director	March 3, 2010
Thomas E. Henning

/s/ BRIAN J. O’CONNOR	Director	March 3, 2010
Brian J. O’Connor

/s/ KIMBERLY K. RATH	Director	March 3, 2010
Kimberly K. Rath

/s/ MICHAEL D. REARDON	Director	March 3, 2010
Michael D. Reardon

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Nelnet, Inc.:

We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nelnet, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nelnet, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Lincoln, Nebraska
March 3, 2010

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
	(Dollars in thousands, except share data)
Assets:
Student loans receivable (net of allowance for loan losses of $50,887 in 2009 and $50,922 in 2008)	$23,926,957	25,413,008
Cash and cash equivalents:
Cash and cash equivalents – not held at a related party	12,301	13,129
Cash and cash equivalents – held at a related party	325,880	176,718
Total cash and cash equivalents	338,181	189,847
Restricted cash and investments	625,492	997,272
Restricted cash – due to customers	91,741	160,985
Accrued interest receivable	329,313	471,878
Accounts receivable (net of allowance for doubtful accounts of $1,198 in 2009 and $1,005 in 2008)	42,043	42,088
Goodwill	143,717	175,178
Intangible assets, net	53,538	77,054
Property and equipment, net	26,606	38,747
Other assets	104,940	113,666
Fair value of derivative instruments	193,899	175,174
Total assets	$25,876,427	27,854,897

Liabilities:
Bonds and notes payable	$24,805,289	26,787,959
Accrued interest payable	19,831	81,576
Other liabilities	172,514	179,336
Due to customers	91,741	160,985
Fair value of derivative instruments	2,489	1,815
Total liabilities	25,091,864	27,211,671

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding
38,396,791 shares in 2009 and 37,794,067 shares in 2008	384	378
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding
11,495,377 shares in 2009 and 2008	115	115
Additional paid-in capital	109,359	103,762
Retained earnings	676,154	540,521
Employee notes receivable	(1,449)	(1,550)
Total shareholders’ equity	784,563	643,226
Commitments and contingencies
Total liabilities and shareholders’ equity	$25,876,427	27,854,897

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2009, 2008, and 2007

	2009	2008	2007
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$609,920	1,176,383	1,667,057
Investment interest	10,287	37,998	80,219
Total interest income	620,207	1,214,381	1,747,276
Interest expense:
Interest on bonds and notes payable	384,862	1,026,489	1,502,662
Net interest income	235,345	187,892	244,614
Less provision for loan losses	29,000	25,000	28,178
Net interest income after provision for loan losses	206,345	162,892	216,436
Other income (expense):
Loan and guaranty servicing revenue	108,747	99,942	122,380
Tuition payment processing and campus commerce revenue	53,894	48,155	42,766
Enrollment services revenue	119,397	112,405	103,905
Software services revenue	21,164	24,115	27,764
Other income	68,152	22,775	30,423
Gain (loss) on sale of loans, net	35,148	(51,414)	3,597
Derivative market value, foreign currency, and put option adjustments
and derivative settlements, net	8,484	66,484	45,483
Total other income	414,986	322,462	376,318
Operating expenses:
Salaries and benefits	155,532	183,393	236,631
Other operating expenses:
Cost to provide enrollment services	74,926	64,965	45,408
Depreciation and amortization	35,636	43,669	47,451
Impairment expense	32,728	18,834	49,504
Professional and other services	27,265	32,482	37,034
Occupancy and communications	19,306	19,215	25,395
Postage and distribution	9,377	11,163	17,016
Trustee and other debt related fees	9,167	10,408	11,450
Advertising and marketing	8,046	7,924	17,393
Other	33,650	48,561	48,327
Total other operating expenses	250,101	257,221	298,978
Total operating expenses	405,633	440,614	535,609
Income before income taxes	215,698	44,740	57,145
Income tax expense	(76,573)	(17,896)	(21,716)
Income from continuing operations	139,125	26,844	35,429
Income (loss) from discontinued operations, net of tax	—	1,818	(2,575)
Net income	$139,125	28,662	32,854

Earnings per common share:
Basic:
Continuing operations	$2.79	0.54	0.71
Discontinued operations	—	0.04	(0.05)
Net earnings	$2.79	0.58	0.66

Diluted:
Continuing operations	$2.78	0.54	0.71
Discontinued operations	—	0.04	(0.05)
Net earnings	$2.78	0.58	0.66

Dividends paid per common share	$0.07	0.07	0.28

Weighted average common shares outstanding:
Basic	49,484,816	49,099,967	49,618,107
Diluted	49,685,143	49,324,278	49,732,973

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2009, 2008, and 2007

										Accumulated
	Preferred				Class A	Class B	Additional		Employee	other	Total
	stock	Common stock shares		Preferred	common	common	paid-in	Retained	notes	comprehensive	shareholders’
	shares	Class A	Class B	stock	stock	stock	capital	earnings	receivable	income	equity
	(Dollars in thousands, except share data)
Balance as of December 31, 2006	—	39,035,169	13,505,812	$—	390	135	177,678	496,341	(2,825)	131	671,850
Comprehensive income:
Net income	—	—	—	—	—	—	—	32,854	—	—	32,854
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	—	—	(322)	(322)
Non-pension post retirement benefit plan	—	—	—	—	—	—	—	—	—	191	191
Total comprehensive income											32,723
Cash dividend on Class A and Class B
common stock - $0.28 per share	—	—	—	—	—	—	—	(13,817)	—	—	(13,817)
Adjustment to adopt provisions of authoritative
guidance on uncertain tax positions	—	—	—	—	—	—	—	(61)	—	—	(61)
Reserve for uncertain income tax positions	—	—	—	—	—	—	2,519	—	—	—	2,519
Issuance of common stock, net of forfeitures	—	781,561	—	—	8	—	5,698	—	(725)	—	4,981
Compensation expense for stock based awards	—	—	—	—	—	—	4,810	—	—	—	4,810
Repurchase of common stock	—	(3,372,122)	—	—	(33)	—	(82,018)	—	—	—	(82,051)
Conversion of common stock	—	2,010,435	(2,010,435)	—	20	(20)	—	—	—	—	—
Acquisition of enterprise under common control	—	(474,426)	—	—	(5)	—	(12,502)	—	—	—	(12,507)
Reduction of employee notes receivable	—	—	—	—	—	—	—	—	432	—	432
Balance as of December 31, 2007	—	37,980,617	11,495,377	—	380	115	96,185	515,317	(3,118)	—	608,879

Comprehensive income:
Net income	—	—	—	—	—	—	—	28,662	—	—	28,662
Cash dividend on Class A and Class B
common stock - $0.07 per share	—	—	—	—	—	—	—	(3,458)	—	—	(3,458)
Issuance of common stock, net of forfeitures	—	201,654	—	—	2	—	3,826	—	—	—	3,828
Compensation expense for stock based awards	—	—	—	—	—	—	5,283	—	—	—	5,283
Repurchase of common stock	—	(388,204)	—	—	(4)	—	(1,532)	—	—	—	(1,536)
Reduction of employee notes receivable	—	—	—	—	—	—	—	—	1,568	—	1,568
Balance as of December 31, 2008	—	37,794,067	11,495,377	—	378	115	103,762	540,521	(1,550)	—	643,226
Comprehensive income:
Net income	—	—	—	—	—	—	—	139,125	—	—	139,125
Cash dividend on Class A and Class B
common stock - $0.07 per share	—	—	—	—	—	—	—	(3,492)	—	—	(3,492)
Issuance of common stock, net of forfeitures	—	641,153	—	—	7	—	4,365	—	—	—	4,372
Compensation expense for stock based awards	—	—	—	—	—	—	1,661	—	—	—	1,661
Repurchase of common stock	—	(38,429)	—	—	(1)	—	(429)	—	—	—	(430)
Reduction of employee notes receivable	—	—	—	—	—	—	—	—	101	—	101
Balance as of December 31, 2009	—	38,396,791	11,495,377	$—	384	115	109,359	676,154	(1,449)	—	784,563

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2009, 2008, and 2007

	2009	2008	2007
	(Dollars in thousands)

Net income	$139,125	28,662	32,854
Income (loss) from discontinued operations	—	1,818	(2,575)
Income from continuing operations	139,125	26,844	35,429
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization, including loan premiums and deferred origination costs	116,038	141,605	261,385
Provision for loan losses	29,000	25,000	28,178
Impairment expense	32,728	18,834	49,504
Derivative market value adjustment	(6,852)	38,576	(139,146)
Foreign currency transaction adjustment	37,654	(52,886)	108,712
Change in value of put options issued in business acquisitions	—	3,483	3,628
Proceeds to terminate and/or amend derivative instruments	3,870	20,368	50,843
Payments to terminate and/or amend derivative instruments	(15,069)	(16,367)	(8,100)
Gain from repurchase of bonds and notes payable	(41,683)	—	—
Originations and purchases of student loans - held for sale	(13,345)	—	—
Loss on sale of business	—	—	8,291
Gain on sale of equity method investment	—	—	(3,942)
(Gain) loss on sale of student loans, net	(35,148)	51,414	(3,087)
Deferred income tax benefit	(19,057)	(9,468)	(24,979)
Non-cash compensation expense	2,644	7,320	6,686
Other non-cash items	1,976	1,788	(2,643)
Decrease (increase) in accrued interest receivable	142,565	121,444	(89,924)
Decrease (increase) in accounts receivable	45	6,996	(6,659)
Decrease (increase) in other assets	9,283	1,603	(5,324)
(Decrease) increase in accrued interest payable	(61,745)	(47,870)	9,235
Increase (decrease) in other liabilities	2,677	(17,581)	(1,310)
Net cash flows from operating activities - continuing operations	324,706	321,103	276,777
Net cash flows from operating activities - discontinued operations	—	—	(3,717)
Net cash provided by operating activities	324,706	321,103	273,060

Cash flows from investing activities, net of business acquisitions:
Originations, purchases, and consolidations of student loans, including loan premiums
and deferred origination costs	(2,776,557)	(2,685,876)	(5,042,378)
Purchases of student loans, including loan premiums, from a related party	(47,621)	(212,888)	(260,985)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	1,873,666	2,247,031	2,122,033
Proceeds from sale of student loans	2,317,093	1,807,813	118,649
Proceeds from sale of student loans to a related party	76,448	—	—
Purchases of property and equipment, net	(1,204)	(5,141)	(20,061)
Decrease (increase) in restricted cash and investments, net	371,780	(70,025)	590,604
Purchases of equity method investments	—	(2,988)	—
Distributions from equity method investments	—	—	747
Sale of business, net of cash sold	—	—	14,497
Business acquisitions - contingent consideration and purchase price adjustments, net	—	(18,000)	(1,773)
Proceeds from sale of equity method investment	—	—	10,000
Net cash flows from investing activities - continuing operations	1,813,605	1,059,926	(2,468,667)
Net cash flows from investing activities - discontinued operations	—	—	(294)
Net cash provided by (used in) investing activities	1,813,605	1,059,926	(2,468,961)

Cash flows from financing activities:
Payments on bonds and notes payable	(6,644,250)	(6,879,826)	(5,750,423)
Proceeds from issuance of bonds and notes payable	4,688,404	5,640,865	8,121,833
Payments from issuance of notes payable due to a related party, net	(21,520)	(35,772)	(50,796)
Payments of debt issuance costs	(9,239)	(14,886)	(15,160)
Dividends paid	(3,492)	(3,458)	(13,817)
Payment on settlement of put option	—	(9,600)	(15,875)
Proceeds from issuance of common stock	449	710	1,467
Repurchases of common stock	(430)	(1,536)	(76,648)
Payments received on employee stock notes receivable	101	575	432
Net cash flows from financing activities - continuing operations	(1,989,977)	(1,302,928)	2,201,013
Net cash flows from financing activities - discontinued operations	—	—	—
Net cash provided by (used in) financing activities	(1,989,977)	(1,302,928)	2,201,013

Effect of exchange rate fluctuations on cash	—	—	548

Net increase in cash and cash equivalents	148,334	78,101	5,660

Cash and cash equivalents, beginning of year	189,847	111,746	106,086

Cash and cash equivalents, end of year	$338,181	189,847	111,746

Supplemental disclosures of cash flow information:
Interest paid	$434,834	1,056,640	1,369,287
Income taxes paid, net of refunds	$101,491	24,058	36,999
Supplemental disclosures of noncash financing activities:
Notes payable assumed in connection with an acquisition of an entity under common control	$—	—	14,110
Common stock issued in consideration for notes receivable	$—	—	725

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Description of Business

Nelnet, Inc. and its subsidiaries (“Nelnet” or the “Company”) is a transaction processing and finance company focused primarily on providing quality education related products and services to students, families, schools, and financial institutions nationwide.  The Company earns its revenues from fee-based processing businesses, including its loan servicing, payment processing, and lead generation businesses, and the net interest income on its student loan portfolio.

The Company offers a broad range of pre-college, in-college, and post-college products and services that help students and families plan and pay for their education and plan their careers. The Company’s products and services are designed to simplify the education planning and financing process and provide value to customers throughout the education life cycle.

The Company has five operating segments, as follows:

•      Student Loan and Guaranty Servicing
•      Tuition Payment Processing and Campus Commerce
•      Enrollment Services
•      Software and Technical Services
•      Asset Generation and Management

See note 22 for additional information on the Company’s segment reporting.

Fee-Based Operating Segments

Student Loan and Guaranty Servicing

The Company’s Student Loan and Guaranty Servicing operating segment provides for the servicing of it’s student loan portfolio and the portfolios of third parties and servicing provided to guaranty agencies. The loan servicing activities include loan origination activities, loan conversion activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company’s portfolio in addition to generating fee revenue when performed for third-party clients.  The guaranty servicing activities include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services to guaranty agencies.

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

Enrollment Services

The Company’s Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students (lead generation and recruitment services) and helping students plan and prepare for life after high school (content management and publishing and editing services). Lead generation products and services include vendor lead management services and admissions lead generation. Recruitment services include pay per click marketing management, email marketing, list marketing services, and admissions consulting. Content management products and services include online courses and related services. Publishing and editing services include test preparation study guides and essay and resume editing services.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Software and Technical Services

The Company’s Software and Technical Services operating segment develops student loan servicing software, which is used internally by the Company and also licensed to third-party student loan holders and servicers. This segment also provides information technology products and services, with core areas of business in educational loan software solutions, legacy modernization, technical consulting services, and Enterprise Content Management solutions.

Asset Generation and Management Operating Segment

The Company’s Asset Generation and Management operating segment includes the origination, acquisition, management, and ownership of the Company’s student loan assets. The Company generates a substantial portion of its earnings from the spread, referred to as the Company’s student loan spread, between the yield it receives on its student loan portfolio and the costs associated with originating, acquiring, and financing its portfolio. The Company generates student loan assets through direct origination or through acquisitions.  Student loan assets include loans originated under the Federal Family Education Loan Program (“FFELP” or “FFEL Program”), including the Stafford Loan Program, the PLUS Loan program, the Supplemental Loans for Students (“SLS”) program, and loans that consolidate certain borrower obligations (“Consolidation”).

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

The components of income (loss) from discontinued operations are presented below for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007

Operating income of discontinued operations	$—	—	9,278
Income tax on operations	—	—	(3,562)
Gain (loss) on disposal	—	1,966	(8,316)
Income tax (expense) benefit on disposal	—	(148)	25

Income (loss) from discontinued operations, net of tax	$—	1,818	(2,575)

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Summary of Significant Accounting Policies and Practices

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s education lending subsidiaries are engaged in the securitization of education finance assets. These education lending subsidiaries hold beneficial interests in eligible loans, subject to creditors with specific interests. The liabilities of the Company’s education lending subsidiaries are not the direct obligations of Nelnet, Inc. or any of its other subsidiaries. Each education lending subsidiary is structured to be bankruptcy remote, meaning that they should not be consolidated in the event of bankruptcy of the parent company or any other subsidiary. For accounting purposes, the transfers of student loans to the eligible lender trusts do not qualify as sales, as the trusts continue to be under the effective control of the Company. Accordingly, all the financial activities and related assets and liabilities, including debt, of the securitizations are reflected in the Company’s consolidated financial statements.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statement presentation to provide the users of the financial statements additional information related to the operating results of the Company’s fee-based businesses, which are becoming more significant to the Company’s operations.  These reclassifications include reclassifying “tuition payment processing and campus commerce revenue” and “enrollment services revenue,” which were previously included in “other fee-based income.” In addition, the “cost to provide enrollment services” was reclassified from various operating expense accounts, primarily “advertising and marketing.”

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Management has made significant estimates in several areas, including allowance for loan losses, the amortization of loan premiums, deferred origination costs, and borrower benefits, impairment assessment related to goodwill and intangible assets, income taxes, and the valuation of derivatives.  Actual results could differ from those estimates.

Student Loans Receivable

Student loans consist of federally insured student loans, non-federally insured student loans, and student loan participations. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Amortized cost includes the unamortized premiums and capitalized origination costs and fees, all of which are amortized to interest income. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans the Company has the ability and intent to sell are classified as held for sale and are carried at the lower of cost or fair value. Loans which are held-for-sale do not have the associated premium and origination costs and fees amortized into interest income and there is also no related allowance for loan losses. As of December 31, 2009 and 2008, no loans were held for sale.

Federally insured loans may be made under the FFEL Program by certain lenders as defined by the Higher Education Act of 1965, as amended (the “Higher Education Act”). These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Higher Education Act by an authorized guaranty agency, which has a contract of reinsurance with the U.S. Department of Education (the “Department”). The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 30 years. Interest rates on loans may be fixed or variable, dependent upon type, terms of loan agreements, and date of origination. For FFELP loans, the education lending subsidiaries have entered into trust agreements in which unrelated financial institutions serve as the eligible lender trustees. As eligible lender trustees, the financial institutions act as the eligible lender in acquiring certain eligible student loans as an accommodation to the subsidiaries, which hold beneficial interests in the student loan assets as the beneficiaries of such trusts.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

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

In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. The Company places a non-federally insured loan on nonaccrual status when the collection of principal and interest is 30 days past due and charges off the loan when the collection of principal and interest is 120 days past due.

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

Restricted Cash and Investments

The Company’s restricted investments are held by trustees in various accounts subject to use restrictions imposed by the trust indenture and consist of guaranteed investment contracts, which are classified as held-to-maturity. Due to the characteristics of the investments, there is no available or active market for this type of financial instrument. These investments are purchased at par value, which equals their cost as of December 31, 2009 and 2008. All restricted cash and investments held by the trustees are included on the consolidated balance sheets.

Restricted Cash – Due to Customers

As a servicer of student loans, the Company collects student loan remittances and subsequently disburses these remittances to the appropriate lending entities. In addition, the Company requests funding from lenders and subsequently disburses loan funds to borrowers and schools on behalf of borrowers. The Company also collects tuition payments and subsequently remits these payments to the appropriate schools. Cash collected for customers and the related liability are included in the accompanying consolidated balance sheets. Interest income earned, net of service charges, by the Company on this cash for the years ended December 31, 2008 and 2007 was $2.7 million and $8.7 million, respectively.  Due to low interest rates, the Company earned minimal interest income, net of servicing charges, during 2009.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Accounts Receivable

Accounts receivable are presented at their net realizable values, which includes allowances for doubtful accounts. Allowance estimates are based upon individual customer experience, as well as age of receivables and likelihood of collection.

Goodwill

The Company reviews goodwill for impairment annually (as of November 30) and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable. Goodwill is tested for impairment using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. The Company performs a two-step impairment test on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

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

Intangible Assets

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property and equipment and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company uses estimates to determine the fair value of long-lived assets. Such estimates are generally based on estimated future cash flows or cost savings associated with particular assets and are discounted to a present value using an appropriate discount rate. The estimates of future cash flows associated with assets are generally prepared using a cost savings method, a lost income method, or an excess return method, as appropriate. In utilizing such methods, management must make certain assumptions about the amount and timing of estimated future cash flows and other economic benefits from the assets, the remaining economic useful life of the assets, and general economic factors concerning the selection of an appropriate discount rate. The Company may also use replacement cost or market comparison approaches to estimating fair value if such methods are determined to be more appropriate.

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

Other Assets

Other assets are recorded at cost or amortized cost and consist primarily of debt issuance costs, student list costs, and other miscellaneous assets. Debt issuance costs are amortized using the effective interest method.

Fair Value Measurements

Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants.  The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.

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

Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available for identical or similar instruments, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

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

The Company recognizes student loan income as earned, net of amortization of loan premiums and deferred origination costs. Loan income is recognized based upon the expected yield of the loan after giving effect to borrower utilization of incentives such as timely payments (“borrower benefits”) and other yield adjustments. Loan premiums, deferred origination costs, and borrower benefits are amortized over the estimated life of the loan, which includes an estimate of prepayment speeds. The Company periodically evaluates the assumptions used to estimate the life of the loans and prepayment speeds.

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

Tuition payment processing and campus commerce revenue - Fees for payment management services are recognized over the period in which services are provided to customers.

Enrollment services revenue – Enrollment services revenue primarily consists of the following items:

•
Lead generation – Revenue from lead generation is derived primarily from fees which are earned through the delivery of qualified leads or clicks. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead or click is delivered to the customer provided that no significant obligations remain. From time to time, the Company may agree to credit certain leads or clicks if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been immaterial and within management’s expectations.

For a portion of its lead generation revenue, the Company has agreements with providers of online media or traffic (“Publishers”) used in the generation of leads or clicks. The Company receives a fee from its customers and pays a fee to Publishers either on a cost per lead, cost per click, or cost per number of impressions basis. The Company is the primary obligor in the transaction. As a result, the fees paid by the Company’s customers are recognized as revenue and the fees paid to its Publishers are included in “cost to provide enrollment services” in the Company’s consolidated statements of income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

•	Publishing and editing services - Revenue from the sale of print products and editing services is generally earned and recognized, net of estimated returns, upon shipment or delivery.

•
Content management and recruitment services – Content management and recruitment services includes the sale of subscription and performance based products and services, as well as list sales.  Revenues from sales of subscription and performance based products and services are recognized ratably over the term of the contract. Subscription and performance based revenues received or receivable in advance of the delivery of services is included in deferred revenue.  Revenue from the sale of lists is generally earned and recognized, net of estimated returns, upon delivery.

Other income – Other income includes borrower late fee income, which is earned by the education lending subsidiaries and is recognized when payments are collected from the borrower.

Software services revenue – Software services revenue is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products. Income for contracts with customers that does not require significant production, modification, or customization of software is recognized when all the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, vendors fee is fixed and determinable, and collectability is probable. Payments made on maintenance and enhancement agreements for services to be performed in subsequent periods are deferred and recognized in revenue over the life of the agreements. Computer and software consulting services are recognized over the period in which services are provided to customers.

Derivative Accounting

The Company records derivative instruments at fair value on the consolidated balance sheet as either an asset or liability. The Company determines the fair value for its derivative contracts using either (i) pricing models that consider current market conditions and the contractual terms of the derivative contract or (ii) counterparty valuations. These factors include interest rates, time value, forward interest rate curve, and volatility factors, as well as foreign exchange rates. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting. Accordingly, changes in the fair value of derivative instruments are reported in current period earnings. Net settlements on derivatives are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of income.

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

During 2006, the Company issued Euro-denominated bonds, which are included in “bonds and notes payable” on the consolidated balance sheets. Transaction gains and losses resulting from exchange rate changes when re-measuring these bonds to U.S. dollars at the balance sheet date are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of income.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Income tax expense includes deferred tax expense, which represents the net change in the deferred tax asset or liability balance during the year, plus any change made in the valuation allowance, and current tax expense, which represents the amount of tax currently payable to or receivable from a tax authority plus amounts for expected tax deficiencies (including both tax and interest).

Subsequent Events

Management has evaluated subsequent events, and the impact on the reported results and disclosures through March 3, 2010, which is the date these financial statements were filed with the Securities and Exchange Commission (“SEC”).

4.	Recent Developments - Legislation

On February 26, 2009, the President introduced a fiscal year 2010 Federal budget proposal calling for the elimination of the FFEL Program and a recommendation that all new student loan originations be funded through the Federal Direct Loan Program.    On September 17, 2009, the House of Representatives passed H.R. 3221, the Student Aid and Fiscal Responsibility Act (“SAFRA”), which would eliminate the FFEL Program and require that, after July 1, 2010, all new federal student loans be made through the Federal Direct Loan Program. The Senate is expected to begin its consideration of similar student loan reform legislation sometime in 2010. In addition to the House-passed legislation, there are several other proposals for changes to the education financing framework that may be considered that would maintain a role for private lenders in the origination of federal student loans.  These include a possible extension of ECASLA, which expires on July 1, 2010, and the Student Loan Community Proposal, a proposal endorsed by a cross-section of FFELP service providers (including the Company) as an alternative to the 100% federal direct lending proposal included in SAFRA.

Elimination of the FFEL Program would impact the Company’s operations and profitability by, among other things, reducing the Company’s interest revenues as a result of the inability to add new FFELP loans to the Company’s portfolio and reducing guarantee and third-party FFELP servicing fees as a result of reduced FFELP loan servicing and origination volume. Additionally, the elimination of the FFEL Program could reduce education loan software licensing opportunities and related consulting fees received from lenders using the Company’s software products and services. The fair value and/or ability to recover the Company’s goodwill, intangible assets, and other long-lived assets related to these activities could be adversely affected if the FFEL Program is eliminated.

In June 2009, the Department of Education named the Company as one of four private sector companies awarded a servicing contract to service student loans. No later than August 2010, the Company expects to also begin servicing new loans originated under the Direct Loan Program. If legislation is passed mandating that all new student loan originations be funded through the Direct Loan Program, revenue from servicing loans under this contract will partially offset the loss of revenue if the FFEL Program is eliminated.

5.	Restructuring Charges

Legislative Impact – 2007 Restructuring

On September 6, 2007, the Company announced a strategic initiative to create efficiencies and lower costs in advance of the enactment of the College Cost Reduction Act, which impacted the FFEL Program in which the Company participates. In anticipation of the federally driven cuts to the student loan programs, management initiated a variety of strategies to modify the Company’s student loan business model, including lowering the cost of student loan acquisition, creating efficiencies in the Company’s asset generation business, and decreasing operating expenses through a reduction in workforce and realignment of operating facilities. These strategies resulted in the net reduction of approximately 400 positions in the Company’s overall work force. In addition, the Company simplified its operating structure to leverage its larger facilities and technology by closing five small origination offices and downsizing its presence in Indianapolis. Implementation of the plan began immediately and was completed as of December 31, 2007. As a result of these strategic decisions, the Company recorded a restructuring charge of $20.3 million in 2007 and income of $0.2 million in 2008 and an expense of $0.7 million in 2009 to recognize adjustments from initial estimates.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Selected information relating to the restructuring charge and accrual follows:

	Employee				Write-down
	termination		Lease		of property
	benefits		terminations		and equipment		Total

Restructuring costs recognized in 2007	$6,315	(a)	3,916	(b)	10,060	(c)	20,291

Write-down of assets to net realizable value	—		—		(10,060)		(10,060)

Adjustment from initial estimate of charges	(134)	(a)	(16)	(b)	—		(150)

Cash payments	(4,988)		(218)		—		(5,206)

Restructuring accrual as of December 31, 2007	1,193		3,682		—		4,875

Adjustment from initial estimate of charges	(191)	(a)	—		—		(191)

Cash payments	(1,002)		(791)		—		(1,793)

Restructuring accrual as of December 31, 2008	—		2,891		—		2,891

Adjustment from initial estimate of charges	—		692	(b)	—		692

Cash payments	—		(650)		—		(650)

Restructuring accrual as of December 31, 2009	$—		2,933		—		2,933

(a)	Employee termination benefits are included in “salaries and benefits” in the consolidated statements of income.

(b)	Lease termination costs are included in “occupancy and communications” in the consolidated statements of income.

(c)	Costs related to the write-down of assets are included in “impairment expense” in the consolidated statements of income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Selected information relating to the restructuring charge by operating segment and Corporate Activity and Overhead follows:

	Operating segment
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Software and Technical Services	Asset Generation and Management	Corporate Activity and Overhead	Total

Restructuring costs recognized in 2007	$1,840	—	929	58	2,654	14,810	20,291

Write-down of assets to net realizable value	—	—	—	—	(248)	(9,812)	(10,060)

Adjustment from initial estimate of charges	(95)	—	—	—	(25)	(30)	(150)

Cash payments	(1,276)	—	(848)	(58)	(2,003)	(1,021)	(5,206)

Restructuring accrual as of December 31, 2007	469	—	81	—	378	3,947	4,875

Adjustment from initial estimate of charges	(72)	—	(15)	—	(40)	(64)	(191)

Cash payments	(397)	—	(34)	—	(330)	(1,032)	(1,793)

Restructuring accrual as of December 31, 2008	—	—	32	—	8	2,851	2,891

Reclassification of initial estimate of charges	(692)	—	(32)	—	(8)	732	—

Adjustment from initial estimate of charges	692	—	—	—	—	—	692

Cash payments	—	—	—	—	—	(650)	(650)

Restructuring accrual as of December 31, 2009	$—	—	—	—	—	2,933	2,933

Capital Markets Impact

On January 23, 2008, the Company announced a plan to further reduce operating expenses related to its student loan origination and related businesses as a result of ongoing disruptions in the credit markets. Management developed a restructuring plan related to its asset generation and supporting businesses which reduced marketing, sales, service, and related support costs through a reduction in workforce of approximately 300 positions and realignment of certain operating facilities. Implementation of the plan began immediately and was completed as of June 30, 2008. As a result of these strategic decisions, the Company recorded a restructuring charge of $26.1 million in 2008 and an additional expense of approximately $12,000 in 2009 to recognize adjustments from initial estimates.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Selected information relating to the restructuring charge and accrual follows:

	Employee
	termination		Lease		Write-down
	benefits		terminations		of assets		Total

Restructuring costs recognized in 2008	$5,865	(a)	1,398	(b)	18,834	(c)	26,097

Write-down of assets to net realizable value	—		—		(18,834)		(18,834)

Cash payments	(5,865)		(809)		—		(6,674)

Restructuring accrual as of December 31, 2008	—		589		—		589

Adjustment from initial estimate of charges	—		12	(b)	—		12

Cash payments	—		(250)		—		(250)

Restructuring accrual as of December 31, 2009	$—		351		—		351

(a)	Employee termination benefits are included in “salaries and benefits” in the consolidated statements of income.

(b)	Lease termination costs are included in “occupancy and communications” in the consolidated statements of income.

(c)	Costs related to the write-down of assets are included in “impairment expense” in the consolidated statements of income.

Selected information relating to the restructuring charge by operating segment and Corporate Activity and Overhead follows:

	Operating segment
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Software and Technical Services	Asset Generation and Management	Corporate Activity and Overhead	Total

Restructuring costs recognized in 2008	$5,906	—	297	510	11,235	8,149	26,097

Write-down of assets to net realizable value	(5,074)	—	—	—	(9,351)	(4,409)	(18,834)

Cash payments	(786)	—	(310)	(511)	(1,878)	(3,189)	(6,674)

Restructuring accrual as of December 31, 2008	46	—	(13)	(1)	6	551	589

Reclassification of initial estimate of charges	84	—	13	1	(6)	(92)	—

Adjustment from initial estimate of charges	(130)	—	—	—	—	142	12

Cash payments	—	—	—	—	—	(250)	(250)

Restructuring accrual as of December 31, 2009	$—	—	—	—	—	351	351

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Legislative Impact – 2009 Restructuring

On May 8, 2009, as a result of the continued challenges in the economy and the student loan industry, the Company adopted a plan to further streamline its operations by continuing to reduce its geographic footprint and consolidate servicing operations and related support services.

Management developed a restructuring plan that will result in lower costs and provide enhanced synergies through cross training, career development, and simplified communications.  The Company will simplify its operating structure to leverage its larger facilities and technology by closing certain offices and downsizing its presence in certain geographic locations.  Approximately 300 associates will be impacted by this restructuring plan.  However, the majority of these functions will be relocated to the Company’s Lincoln headquarters and Denver offices.  Implementation of the plan began immediately and is expected to be substantially complete during the second quarter of 2010.

The Company estimates that the charge to earnings associated with this restructuring plan will total approximately $12.8 million, consisting of approximately $6.2 million in severance costs and approximately $6.6 million in contract terminations, of which $7.3 million was recognized in 2009, and $5.5 million is expected to be recognized in 2010. Selected information relating to the restructuring charge and accrual follows:

	Employee
	termination		Lease
	benefits		terminations		Total

Restructuring costs recognized in 2009	$4,247	(a)	3,031	(b)	7,278

Cash payments	(898)		(605)		(1,503)

Restructuring accrual as of December 31, 2009	$3,349		2,426		5,775

(a)	Employee termination benefits are included in "salaries and benefits" in the consolidated statements of income.
(b)	Lease termination costs are included in "occupancy and communications" in the consolidated statements of income.

Selected information relating to the restructuring charge by operating segment and Corporate Activity and Overhead follows:

	Operating segment
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Software and Technical Services	Asset Generation and Management	Corporate Activity and Overhead	Total

Restructuring costs recognized in 2009	$5,402	—	—	936	—	940	7,278

Cash payments	(871)	—	—	(411)	—	(221)	(1,503)

Restructuring accrual as of December 31, 2009	$4,531	—	—	525	—	719	5,775

	Operating segment
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Software and Technical Services	Asset Generation and Management	Corporate Activity and Overhead	Total

Estimated total restructuring costs	$9,810	—	—	1,224	—	1,741	12,775

Restructuring costs recognized in 2009	(5,402)	—	—	(936)	—	(940)	(7,278)

Remaining restructuring costs expected
to be recognized	$4,408	—	—	288	—	801	5,497

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Intangible Assets and Goodwill

Intangible assets consist of the following as of December 31, 2009 and 2008:

	Weighted
	average
	remaining
	useful life as of
	December 31,
	2009 (months)	2009	2008

Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $38,785
and $29,737, respectively)	97	$40,991	50,623
Trade names (net of accumulated amortization of $9,101
and $5,478, respectively)	34	7,452	11,581
Covenants not to compete (net of accumulated amortization of $20,372
and $14,887, respectively)	8	3,229	8,735
Database and content (net of accumulated amortization of $7,701
and $5,447, repectively)	12	1,779	4,033
Computer software (net of accumulated amortization of $8,915
and $7,441, respectively)	13	87	1,561
Other	—	—	521
Total - amortizable intangible assets	80	$53,538	77,054

The Company recorded amortization expense on its intangible assets of $22.2 million, $26.2 million, and $30.4 million, during the years ended December 31, 2009, 2008, and 2007, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of December 31, 2009, the Company estimates it will record amortization expense as follows:

2010	$15,219
2011	9,746
2012	8,961
2013	6,143
2014	5,689
2015 and thereafter	7,780
$53,538

The change in the carrying amount of goodwill by operating segment was as follows:

		Tuition
	Student Loan	Payment		Software	Asset
	and	Processing		and	Generation
	Guaranty	and Campus	Enrollment	Technical	and
	Servicing	Commerce	Services	Services	Management	Total
Balance as of December 31, 2007	$—	58,086	55,463	8,596	42,550	164,695
Additional contingent consideration paid	—	—	11,150	—	—	11,150
Impairment charge	—	—	—	—	(667)	(667)
Balance as of December 31, 2008	—	58,086	66,613	8,596	41,883	175,178
Impairment charge	—	—	(31,461)	—	—	(31,461)
Balance as of December 31, 2009	$—	58,086	35,152	8,596	41,883	143,717

On September 27, 2007, the President signed into law the College Cost Reduction Act. This legislation contained provision with significant implication for participants in the FFEL Program including reducing special allowance payments received by lenders, increasing origination fees paid by lenders, and eliminating the designation of Exceptional Performer status and the monetary benefit associated with it. As a result of this legislation and the student loan business model modifications the Company implemented as a result of these legislative changes (see note 5), the Company recorded an impairment charge of $49.5 million during 2007. This charge is included in “impairment expense” in the Company’s consolidated statements of income. Information related to the impairment charge follows:

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

	Operating	Impairment
Asset	segment	charge
Amortizable intangible assets:
Covenants not to compete	Asset Generation and Management	$13,581
Loan origination rights	Asset Generation and Management	11,555

Unamortizable intangible assets - trade names	Asset Generation and Management	2,907

Goodwill	Enrollment Services	11,401

Property and equipment	Asset Generation and Management	248
Property and equipment	Corporate Activity	9,812

Total impairment charge		$49,504

As disclosed in note 5, as a result of the disruptions in the debt and secondary markets and the student loan business model modifications the Company implemented due to the disruptions, the Company recorded an impairment charge of $18.8 million during the first quarter of 2008. This charge is included in “impairment expense” in the Company’s consolidated statements of income. Information related to the impairment charge follows:

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

The Company reviews goodwill for impairment annually. This annual review is completed by the Company as of November 30 of each year and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable. As a result of the 2009 annual test, the Company recorded an impairment charge of $31.5 million related to its list marketing business. The Company’s list marketing business has been negatively affected by the economic recession and deterioration of the direct-to-consumer student loan market.  In addition, during the fourth quarter of 2009, the Company recognized an impairment charge of $1.2 million on certain intangible assets related to its list marketing business. These charges are included in “impairment expense” in the Company’s consolidated statements of income. Information related to the impairment charge follows:

	Operating	Impairment
Asset	segment	charge
Amortizable intangible assets:
Customer relationships	Enrollment Services	$584
Trade names	Enrollment Services	506
Covenants not to compete	Enrollment Services	21
Other	Enrollment Services	156

Goodwill	Enrollment Services	31,461

Total impairment charge		$32,728

With the exception of the Company’s list marketing business as discussed previously, as of November 30, 2009, the fair value of each of the Company’s reporting units exceeded the carrying value of the net assets assigned to that unit and the Company was not required to perform further testing for impairment.

7.	Student Loans Receivable

Student loans receivable consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Federally insured loans	$23,472,553	24,787,941
Non-federally insured loans	163,321	273,108
	23,635,874	25,061,049
Unamortized loan premiums and deferred origination costs	341,970	402,881
Allowance for loan losses – federally insured loans	(30,102)	(25,577)
Allowance for loan losses – non-federally insured loans	(20,785)	(25,345)
	$23,926,957	25,413,008
Allowance for federally insured loans as a percentage of such loans	0.13%	0.10%
Allowance for non-federally insured allowance as a percentage of such loans	12.73%	9.28%

Interest rates on loans may be fixed or variable, dependent upon type, terms of loan agreements, and date of origination.  Interest rates on loans currently range from 1.9% to 12.0% (the weighted average rate was 4.8% and 5.1% as of December 31, 2009 and 2008, respectively).

The Company has provided for an allowance for loan losses related to its student loan portfolio. Activity in the allowance for loan losses for the years ended December 31, 2009, 2008, and 2007 is shown below:

	2009	2008	2007
Beginning balance	$50,922	45,592	26,003
Provision for loan losses	29,000	25,000	28,178
Loans charged off, net of recoveries	(18,715)	(18,920)	(7,418)
Sale of loans	(10,320)	(750)	(1,171)
Ending balance	$50,887	50,922	45,592

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

In September 2007, the Company recorded an expense of $15.7 million to increase the Company’s allowance for loan losses related to an increase in risk share as a result of the elimination of the Exceptional Performer program.

Loan Sales

The activity included in “gain (loss) on sale of loans, net” in the accompanying consolidated statements of income for the years ended December 31, 2009, 2008, and 2007 is detailed below.

	2009	2008	2007

Department's Purchase Program (a)	$36,596	—	—
Private loan participations (b)	(695)	—	—
FFELP loan sales to related party (c)	(753)	(3,860)	—
FFELP loan sales to third parties (d)	—	(47,554)	3,597

Gain (loss) on sale of loans, net	$35,148	(51,414)	3,597

(a)	The Company sold $2.1 billion (par value) of student loans to the Department under the Department’s Loan Purchase Commitment Program. See note 8 for a description of this program.

(b)
The Company participated $95.5 million of non-federally insured loans to third parties.  Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.  Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.  The activity in the accrual account during 2009 related to this repurchase obligation, which is included in “other liabilities” in the accompanying consolidated balance sheet, is detailed below.

Beginning balance	$—
Transfer from allowance for loan losses	9,800
Reserve for repurchase of delinquent loans (a)	800
Ending balance	$10,600

(a)	The reserve for repurchase of loans is included in "other" under other operating expenses in the accompanying consolidated statements of income.

(c)
As a result of the disruptions in the debt and secondary markets, the Company sold $76.4 million (par value) and $535.4 million (par value) of federally insured student loans to Union Bank & Trust Company (“Union Bank”), an entity under common control with the Company, during the years ended December 31, 2009 and 2008, respectively, in order to reduce the Company’s exposure related to certain equity support provisions included in the Company’s warehouse facility for FFELP loans.

(d)
As a result of the disruptions in the debt and secondary markets, the Company sold $1.3 billion (par value) of federally insured student loans in order to reduce the amount of student loans remaining under the Company’s warehouse facility for FFELP loans, which reduced the Company’s exposure related to certain equity support provisions included in this facility.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8.	Bonds and Notes Payable

The following tables summarize the Company’s outstanding bonds and notes payable by type of instrument as of December 31, 2009 and 2008:

	2009
	Carrying	Interest rate
	amount	range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,187,356	0.26% - 6.90%	05/26/14 - 04/25/42
Bonds and notes based on auction or remarketing	1,726,960	0.21% - 3.73%	05/01/11 - 07/01/43
Total variable-rate bonds and notes	21,914,316
Commercial paper - FFELP facility (b)	305,710	0.21% - 0.32%	08/03/12
Fixed-rate bonds and notes (a)	8,940	6.15% - 6.34%	07/02/20 - 05/01/29
Unsecured fixed rate debt	264,966	5.125% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	691,500	0.73%	05/08/12
Department of Education Participation	463,912	0.79%	09/30/10
Department of Education Conduit	1,125,929	0.27%	05/08/14
Other borrowings	30,016	0.24% - 5.10%	01/01/10 - 11/01/15
	$24,805,289

	2008
	Carrying	Interest rate
	amount	range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,509,073	0.75% - 5.02%	09/25/13 - 06/25/41
Bonds and notes based on auction or remarketing (c)	2,713,285	0.00% - 6.00%	11/01/09 - 07/01/43
Total variable-rate bonds and notes	23,222,358
Commercial paper - FFELP facility (b)	1,445,327	1.32% - 2.94%	05/09/10
Commercial paper - private loan facility (b)	95,020	2.49%	03/14/09
Fixed-rate bonds and notes (a)	202,096	5.30% - 6.68%	11/01/09 - 05/01/29
Unsecured fixed rate debt	475,000	5.125% and 7.40%	06/01/10 and 09/15/61
Unsecured line of credit	691,500	0.98% - 2.41%	05/08/12
Department of Education Participation	622,170	3.37%	09/30/09
Other borrowings	34,488	1.25% - 5.47%	05/22/09 - 11/01/15
	$26,787,959

(a)	Issued in asset-backed securitizations

(b)	Loan warehouse facilities

(c)
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

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

The majority of the bonds and notes payable are primarily secured by the student loans receivable, related accrued interest, and by the amounts on deposit in the accounts established under the respective bond resolutions or financing agreements. Certain variable rate bonds and notes and fixed rate bonds are secured by financial guaranty insurance policies or a letter of credit and reimbursement agreement issued by Municipal Bond Investors Assurance Corporation, Ambac Assurance Corporation, and State Street.

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

The 2009 FFELP Warehouse Facility provides for formula based advance rates depending on FFELP loan type, up to a maximum of 92 percent to 98 percent of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility. As of December 31, 2009, the Company was in compliance with all of these requirements. Unlike the Company’s prior FFELP warehouse facility, the new facility does not require the Company to refinance or remove a percentage of the pledged student loan collateral on an annual basis. As of December 31, 2009, $305.7 million was outstanding under this facility and $194.3 million was available for future use.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

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

Asset-backed securitizations

During 2009 and 2008, the Company completed asset-backed securities transactions totaling $1.0 billion and $4.5 billion, respectively. Notes issued in the 2009 and 2008 asset-backed securities transactions carry interest rates based on a spread to LIBOR. As part of the Company’s issuance of asset-backed securities in March 2008 and May 2008, due to credit market conditions when these notes were issued, the Company purchased the Class B subordinated notes of $36 million (par value) and $41 million (par value), respectively.  These notes are not included on the Company’s consolidated balance sheet.  If the credit market conditions improve, the Company anticipates selling these notes to third parties.  Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.  Upon sale, these notes would be shown as “bonds and notes payable” on the Company’s consolidated balance sheet.  Unless there is a significant market improvement, the Company believes the market value of such notes will be less than par value.  The difference between the par value and market value would be recognized by the Company as interest expense over the life of the bonds.

Notes issued during 2006 included €773.2 million (950 million in U.S. dollars) with variable interest rates initially based on a spread to EURIBOR (the “Euro Notes”). As of December 31, 2009 and 2008, the Euro Notes were recorded on the Company’s balance sheet at $1.1 billion. The changes in the principal amount of Euro Notes as a result of the fluctuation of the foreign currency exchange rate were an increase of $37.7 million for the year ended December 31, 2009, a decrease of $52.9 million for the year ended December 31, 2008, and an increase of $108.7 million for the year ended December 31, 2007.  These changes are included in the “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the consolidated statements of income. Concurrently with the issuance of the Euro Notes, the Company entered into cross-currency interest rate swaps which are further discussed in note 9.

The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" ("Auction Rate Securities") or through a remarketing utilizing remarketing agents ("Variable Rate Demand Notes"). The Company is currently sponsor on approximately $1.4 billion of Auction Rate Securities and $0.3 billion of Variable Rate Demand Notes.

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

As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities. Based on the relative levels of these indices as of December 31, 2009, the rates expected to be paid by the Company range from 91-day T-Bill plus 125 basis points, on the low end, to LIBOR plus 250 basis points, on the high end. These maximum rates are subject to increase if the credit ratings on the bonds are downgraded.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

The Company cannot predict whether future auctions related to its Auction Rate Securities will be successful, but management believes it is likely auctions will continue to fail indefinitely. The Company is currently seeking alternatives for reducing its exposure to the auction rate market, but may not be able to achieve alternate financing for some of its Auction Rate Securities.

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

On October 7, 2008, legislation was enacted to extend the Department’s authority to address FFELP student loans made for the 2009-2010 academic year and allowing for the extension of the Participation Program and Purchase Program from October 15, 2009 to September 30, 2010. The Department indicated that loans for the 2008-2009 academic year which were funded under the Department's Participation Program would need to be refinanced or sold to the Department prior to October 15, 2009. On November 8, 2008, the Department announced the replication of the terms of the Participation and Purchase Programs, in accordance with the October 7, 2008 legislation, which includes FFELP student loans made for the 2009-2010 academic year.

As of December 31, 2009 and 2008, the Company had $463.9 million and $622.2 million, respectively, borrowed under the Participation Program.  The Company plans to continue to use the Participation Program to fund certain loans through the 2009-2010 academic year. These programs are allowing the Company to continue originating new federal student loans to all students regardless of the school they attend.

Department of Education’s Conduit Program

In January 2009, the Department published summary terms for its program under which it will finance eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”).  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. The Conduit Program was launched on May 11, 2009. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances are contributed by the Company. The Conduit Program has a term of five years and expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the Conduit Program will be sold to the Department through the Put Agreement at a price of 97 percent of the face amount of the loans.  As of December 31, 2009, the Company had $1.1 billion borrowed under the facility and $66.8 million advanced as equity support in the facility.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day period upon termination of the participation certificate. As of December 31, 2009 and 2008, $613.3 million and $548.4 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

Unsecured Line of Credit

The Company has a $750.0 million unsecured line of credit that terminates in May 2012.  As of December 31, 2009 and 2008, there was $691.5 million outstanding on this line.  The weighted average interest rate on this line of credit was 0.73% as of December 31, 2009.  Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.  The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank (“Lehman”), a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect that Lehman will fund future borrowing requests. As of December 31, 2009, excluding Lehman’s lending commitment, the Company has $51.2 million available for future use under its unsecured line of credit.

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

As of December 31, 2009, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
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

During 2009, the Company repurchased certain amounts of its unsecured fixed rate debt as summarized below.

Other Borrowings

On October 13, 2006, the Company purchased a building in which its corporate headquarters is located. In connection with the acquisition of the building, the Company assumed the outstanding note on the property. As of December 31, 2009 and 2008, the outstanding balance on the note was $4.9 million and $5.0 million, respectively.

As of December 31, 2009 and 2008, bonds and notes payable included $10.0 million and $8.0 million, respectively, of notes due to a third-party.  The Company used the proceeds from these notes to invest in non-federally insured student loan assets via a participation agreement.

As of December 31, 2009, bonds and notes payable included a line of credit with a balance of $15.1 million.  The Company used the proceeds from the line of credit to purchase federally insured student loans.

As of December 31, 2008, bonds and notes payable included $21.5 million of notes due to Union Bank. The Company used the proceeds from these notes to invest in student loan assets via a participation agreement. This participation agreement is in addition to the $750 million FFELP Participation Agreement, and loans participated under this agreement do not qualify as loan sales.

Debt Repurchases

During 2009, the Company repurchased outstanding debt as summarized below. There were no debt repurchases in 2008 and 2007. Gains recorded by the Company from the repurchase of debt are included in “other income” on the Company’s consolidated statements of income for the year ended December 31, 2009.

	Notional amount	Purchase price	Gain	Remaining balance

5.125% Senior Notes due 2010	$208,284	196,529	11,755	$66,716

Junior Subordinated Hybrid Securities	1,750	350	1,400	$198,250

Asset-backed securities	348,155	319,627	28,528

	$558,189	516,506	41,683

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Maturity Schedule

Bonds and notes outstanding as of December 31, 2009 are due in varying amounts as shown below.

2010	$861,471
2011	49,200
2012	691,500
2013	—
2014	1,471,087
2015 and thereafter	21,732,031
$24,805,289

Generally, the Company’s secured financing instruments bearing interest at variable rates can be redeemed on any interest payment date at par plus accrued interest. Subject to certain provisions, all bonds and notes are subject to redemption prior to maturity at the option of certain education lending subsidiaries.

One of the Company’s education lending subsidiaries has irrevocably escrowed funds to make the remaining principal and interest payments on previously issued bonds and notes. Accordingly, neither these obligations nor the escrowed funds are included on the accompanying consolidated balance sheets. As of December 31, 2009 and 2008, $34.3 million and $31.9 million, respectively, of defeased debt remained outstanding.

Certain bond resolutions contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. Management believes the Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2009.

9.	Derivative Financial Instruments

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

Basis Swaps

The Company issues asset-backed securities, the vast majority being variable rate, to fund its student loan assets. The variable rate debt is generally indexed to three-month LIBOR, set by auction, or through a remarketing process. The income generated by the Company’s student loan assets is generally driven by short term indices (treasury bills, commercial paper, and certain fixed rates) that are different from those which affect the Company’s liabilities, which creates basis risk. Moreover, the Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as every quarter, and the timing of the interest rate resets on its assets, which generally occurs daily. In a declining interest rate environment, this may cause the Company’s student loan spread to compress, while in a rising rate environment, it may cause the spread to increase.  As of December 31, 2009, the Company had $22.4 billion and $1.0 billion of FFELP loans indexed to the three-month financial commercial paper rate and the three-month treasury bill rate, respectively, both of which reset daily, and $20.2 billion of debt indexed to three-month LIBOR, which resets quarterly.

Because of the different index types and different index reset frequencies, the Company is exposed to interest rate risk in the form of basis risk and repricing risk, which, as noted above, is the risk that the different indices may reset at different frequencies, or will not move in the same direction or with the same magnitude. While these indices are short term with rate movements that are highly correlated over a longer period of time, capital market dislocations or other factors not within the Company’s control can impact the level of correlation on these indices.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

The Company has used derivative instruments to hedge both the basis and repricing risk on certain student loans in which the Company earns interest based on a treasury bill rate that resets daily and are funded with debt indexed to primarily three-month LIBOR.  To hedge these loans, the Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a weekly treasury bill rate plus a spread as defined in the agreement (“T-Bill/LIBOR Basis Swaps”).

However, the Company does not generally hedge the basis risk on those assets indexed to the commercial paper rate that are funded with liabilities in which the Company pays primarily on the LIBOR index, since the derivatives needed to hedge this risk are generally illiquid or non-existent and the relationship between these indices has been highly correlated over a long period of time.

The Company has also used derivative instruments to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities.  The Company has entered into basis swaps in which the Company:

•	receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the agreements (the “Average/Discrete Basis Swaps”)

•	receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the “1/3 Basis Swaps”)

The following table summarizes the Company’s basis swaps outstanding as of December 31, 2009 and 2008:

	2009
	Notional amount
Maturity	Average/Discrete Basis Swaps	1/3 Basis Swaps	T-Bill/LIBOR Basis Swaps

2010	$—	1,000,000	—
2011 (a)	—	—	225,000
2013	—	500,000	—
2014	—	500,000	—
2018	—	1,300,000	—
2019	—	500,000	—
2021	—	250,000	—
2023	—	1,250,000	—
2024	—	250,000	—
2028	—	100,000	—
2039	—	150,000	—

	$—	5,800,000	225,000

(a)	These derivatives have forward effective start dates of October 2010 ($75 million), November 2010 ($75 million), and December 2010 ($75 million).

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

	2008
	Notional amount
	Average/Discrete Basis Swaps	1/3 Basis Swaps	T-Bill/LIBOR Basis Swaps

Maturity

2010	$4,500,000	—	—
2011	2,700,000	—	—
2012	2,400,000	—	—
2018	—	1,300,000	—
2023	—	1,250,000	—
2028	—	100,000	—

	$9,600,000	2,650,000	—

During the years ended December 31, 2009 and 2008, the Company terminated and/or amended certain basis swap agreements for net receipts of $3.9 million and $14.3 million, respectively, and net payments of $15.1 million and $3.3 million, respectively. No basis swaps were terminated and/or amended in 2007.

Interest rate swaps

FFELP loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payment (or SAP) formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. The Company generally finances its student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.

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

As previously disclosed, the Company reached a settlement agreement with the Department to resolve an audit related to the Company’s portfolio of student loans receiving 9.5% special allowance payments. Under the terms of the agreement, the Company will no longer receive 9.5% special allowance payments. In December 2006, in consideration of not receiving the 9.5% special allowance payments on a prospective basis, the Company entered into a series of off-setting interest rate swaps that mirrored the $2.45 billion in pre-existing interest rate swaps that the Company had utilized to hedge its loan portfolio receiving 9.5% special allowance payments against increases in interest rates. During 2007, the Company entered into a series of off-setting interest rate swaps that mirrored the remaining interest rate swaps utilized to hedge the Company’s student loan portfolio against increases in interest rates. The net effect of the offsetting derivatives was to lock in a series of future income streams on underlying trades through their respective maturity dates. The following table summarizes these derivatives:

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
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

As of December 31, 2009, the Company held the following interest rate derivatives to hedge fixed-rate student loan assets earning fixed rate floor income.

		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2010	$4,750,000	0.54%
2011	150,000	1.03

	$4,900,000	0.55%

(a) For all interest rate derivatives, the Company receives
discrete three-month LIBOR.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Foreign Currency Exchange Risk

During 2006, the Company completed separate debt offerings of student loan asset-backed securities that included 420.5 million and 352.7 million Euro Notes with interest rates based on a spread to the EURIBOR index. As a result of this transaction, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The principal and accrued interest on these notes is re-measured at each reporting period and recorded on the Company’s balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of income.

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

The following table shows the income statement impact as a result of the re-measurement of the Euro Notes and the change in the fair value of the related derivative instruments for the periods ended December 31, 2009, 2008, and 2007.  These items are included in “Derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the accompanying consolidated statements of income.

	2009	2008	2007

Re-measurement of Euro Notes	$(37,654)	52,886	(108,712)
Change in fair value of cross currency interest rate swaps	2,497	(24,436)	125,532

Total impact to statements of income - (expense) income	$(35,157)	28,450	16,820

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

Accounting for Derivative Financial Instruments

The Company records derivative instruments on the consolidated balance sheet as either an asset or liability measured at its fair value. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting.  As a result, the change in fair value of the Company’s derivatives at each reporting date are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of income. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company.

Any proceeds received or payments made by the Company to terminate a derivative in advance of its expiration date, or to amend the terms of an existing derivative, are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of income and are accounted for as a change in fair value on such derivative.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

The following table summarizes the fair value of the Company’s derivatives not designated as hedging instruments as of December 31, 2009 and 2008:

	Fair value of asset derivatives		Fair value of liability derivatives
	2009	2008	2009	2008

Interest rate swaps	$4,497	—	2,230	—
Average/discrete basis swaps	—	2,817	—	1,800
1/3 basis swaps	17,768	5,037	—	15
T-Bill/LIBOR basis swaps	—	—	259	—
Cross-currency interest rate swaps	169,817	167,320	—	—
Other	1,817	—	—	—

Total	$193,899	175,174	2,489	1,815

The following table summarizes the effect of derivative instruments in the consolidated statements of income for the years ended December 31, 2009, 2008, and 2007.  All gains and losses recognized in income related to the Company’s derivative activity are included in “Derivative market value, foreign currency, and put option adjustments and derivative settlements, net”, on the consolidated statements of income.

	Amount of gain (or loss) recognized
Derivatives not designated as hedging	in income on derivatives
	2009	2008	2007
Settlements:
Interest rate swaps	$(2,020)	(15,036)	16,803
Average/discrete basis swaps	11,483	44,947	7,319
1/3 basis swaps	21,192	1,805	1,215
T-Bill/LIBOR basis swaps	—	—	—
Cross-currency interest rate swaps	8,631	23,941	(6,660)
Other	—	—	—
Total settlements	39,286	55,657	18,677

Change in fair value:
Interest rate swaps	4,084	(4,346)	(13,319)
Average/discrete basis swaps	(13,647)	(19,190)	26,638
1/3 basis swaps	12,587	8,220	295
T-Bill/LIBOR basis swaps	(101)	—	—
Cross-currency interest rate swaps	2,497	(24,436)	125,532
Other	1,432	1,176	—
Total change in fair value	6,852	(38,576)	139,146

Total impact to statements of income - (expense) income	$46,138	17,081	157,823

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

When the fair value of a derivative contract is positive, this generally indicates that the counterparty would owe the Company if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by the Company.  As of December 31, 2009, the Company held $329 million of collateral from the counterparty on the cross-currency interest rate swaps.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
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

10.	Derivative Market Value, Foreign Currency, and Put Option Adjustments and Derivative Settlements, net

The following table summarizes the components of “Derivative market value, foreign currency, and put option adjustments and derivative settlements, net” included in the consolidated statements of income for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007

Change in fair value of derivatives	$6,852	(38,576)	139,146
Foreign currency transaction adjustment	(37,654)	52,886	(108,712)
Change in fair value of put options
issued in business acquisitions	—	(3,483)	(3,628)
Derivative settlements, net	39,286	55,657	18,677

Derivative market value, foreign currency,
and put option adjustments and
derivative settlements, net	$8,484	66,484	45,483

11.	Shareholders’ Equity

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

Dividends

In the first quarter of 2007, the Company began paying dividends of $0.07 per share on the Company's Class A and Class B Common Stock which were paid quarterly through the first quarter of 2008.  On May 21, 2008, the Company announced that it was temporarily suspending its quarterly dividend program.  On November 5, 2009, the Company's Board of Directors voted to reinstate the quarterly dividend program.  Accordingly, a dividend of $0.07 per share on the Company's Class A and Class B Common Stock was paid on December 15, 2009 to all holders of record as of December 1, 2009.

Conversion of Class B Common Stock

During 2007, principal shareholders gifted 10,435 shares of Class B common stock to certain charitable organizations. Per the articles of incorporation, these shares were voluntarily converted to Class A shares upon transfer. Also, in 2007, in anticipation of selling shares to the Company under the Company’s stock repurchase program in a private transaction, a principal shareholder voluntarily converted 2,000,000 shares of Class B common stock to shares of Class A common stock.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Put Option Settlements

On July 19, 2007, the Company paid $15.9 million to redeem 238,237 shares of the Company's Class A common stock that were subject to put option agreements exercisable in February 2010 at $83.95 per share. These shares were issued by the Company in February 2006 in consideration for the purchase of the remaining 20% interest of FACTS Management Co. The 238,237 shares of Class A common stock purchased by the Company were retired resulting in a $5.4 million decrease to the Company’s consolidated shareholders’ equity.

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

Stock Repurchase Program

The Company has a stock repurchase program that expires on May 24, 2010 in which it can repurchase up to a total of 10 million shares of the Company’s Class A common stock on the open market, through private transactions, or otherwise. During the years ended December 31, 2009, 2008, and 2007, the Company repurchased and retired 38,429 shares, 388,204 shares, and 3,372,122 shares of Class A common stock, respectively, for $0.4 million (average price of $11.17 per share), $11.1 million (average price of $28.69 per share), and $82.1 million (average price of $24.33 per share), respectively. The 2007 shares repurchased included 2,725,000 shares repurchased from certain members of management of the Company in private transactions under the stock repurchase program. As of December 31, 2009, 4,833,907 shares may yet be purchased under the Company’s stock repurchase program.

12.	Earnings per Common Share

Presented below is a summary of the components used to calculate basic and diluted earnings per share. On January 1, 2009, the Company began applying the two-class method of computing earnings per share. The two-class method requires the calculation of separate earnings per share amounts for unvested share-based awards and for common stock. Unvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. Earnings per share attributable to common stock is shown in the table below. Prior period earnings per share data has been retroactively adjusted to conform to the current presentation.

A reconciliation of weighted average shares outstanding for the years ended December 31, 2009, 2008, and 2007 follows:

	2009	2008	2007
Net income attributable to Nelnet, Inc.	$139,125	28,662	32,854
Less earnings allocated to unvested restricted stockholders	889	210	144
Net income available to common stockholders	$138,236	28,452	32,710
Weighted average common shares outstanding - basic	49,484,816	49,099,967	49,618,107
Dilutive effect of the assumed vesting of restricted stock awards	200,327	224,311	114,866
Weighted average common shares outstanding - diluted	49,685,143	49,324,278	49,732,973
Basic earnings per common share	$2.79	0.58	0.66
Diluted earnings per common share	$2.78	0.58	0.66

Included in the Company’s weighted average shares outstanding during the years ended December 31, 2009, 2008, and 2007 is 96,622 shares, 54,573 shares, and 24,412 shares, respectively, of restricted stock units issued to certain associates of the Company and “phantom” shares that will be issued to nonemployee directors upon their termination from the board of directors under the Company’s nonemployee directors’ compensation plan (see note 19).

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Other Income

The following table summarizes the components of “other income” included in the consolidated statements of income for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Gains on debt repurchases, net	$41,683	—	—
Borrower late fee income	11,305	11,515	8,207
Gain on sale of equity method investment (a)	3,500	—	3,942
Other	11,664	11,260	18,274

Other income	$$68,152	22,775	30,423

(a)   On September 28, 2007, the Company sold its 50% membership interests in Premiere Credit of North America, LLC (“Premiere”) for initial proceeds of $10.0 million. Premiere is not an affiliated entity of the Company.  The Company recognized an initial gain on the sale of Premiere of $3.9 million. In January 2009, the Company earned $3.5 million in additional consideration as a result of the sale of Premiere. This payment represented contingent consideration that was owed to the Company if Premiere was awarded a collections contract as defined in the purchase agreement.

14.	Restricted Investments

The Company’s restricted investments, included in “restricted cash and investments” in the attached consolidated balance sheets, by contractual maturity, as of December 31, 2009 and 2008, are shown below.  See note 3 for the Company’s accounting policy related to restricted investments.

	2009	2008
Over 1 year through 5 years	$48,090	31,111
After 5 years through 10 years	7,620	238,561
After 10 years	251,252	340,196
	$306,962	609,868

15.	Property and Equipment

Property and equipment consisted of the following as of December 31, 2009 and 2008:

	Useful life	2009	2008
Computer equipment and software	1-5 years	$80,501	83,200
Office furniture and equipment	3-7 years	13,049	13,206
Leasehold improvements	1-15 years	11,792	11,949
Transportation equipment	3-10 years	3,771	3,771
Buildings	5-39 years	8,320	8,534
Land	—	700	700
		118,133	121,360
Accumulated depreciation		91,527	82,613
		$26,606	38,747

Depreciation expense for the years ended December 31, 2009, 2008, and 2007 related to property and equipment was $13.4 million, $17.4 million, and $17.0 million, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Income Taxes

The Company is subject to income taxes in the United States and Canada.  Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes.  During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.

On January 1, 2007, the Company adopted the provisions of Accounting Standards Codification Subtopic 740, which clarified the accounting for uncertainty in income tax positions. This standard requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. Upon adoption, the Company recognized approximately $61,000 of tax liabilities for positions that were previously recognized, of which the Company accounted for as a reduction to retained earnings.

As of December 31, 2009, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $8.6 million. Of this total, $6.3 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.  The Company currently anticipates uncertain tax positions will decrease by $2.0 million prior to December 31, 2010 as a result of a lapse of applicable statute of limitations, settlements, correspondence with examining authorities, and recognition or measurement considerations with federal and state jurisdictions; however, actual developments in this area could differ from those currently expected. Approximately $1.3 million, if recognized, would affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2009 and 2008 follows:

	2009	2008
Gross balance - beginning of year	$8,275	8,359
Additions based on tax positions of prior years	1,082	938
Additions based on tax positions related to the current year	3,159	999
Settlements with taxing authorities	—	(62)
Reductions for tax positions of prior years	(3,779)	(858)
Reductions based on tax positions related to the current year	—	—
Reductions due to lapse of applicable statute of limitations	(108)	(1,101)
Gross balance - end of year	$8,629	8,275

Substantially all of the reductions due to the lapse of statute of limitations and for prior year tax positions shown above impacted the effective tax rate.

The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of December 31, 2009 and 2008, approximately $1.2 million and $1.6 million in accrued interest and penalties, respectively, was included in other liabilities. The Company recognized interest income related to uncertain tax positions of approximately $575,000 for the year ended December 31, 2009 and interest expense of approximately $72,000 and approximately $80,000 for the years ended December 31, 2008 and 2007, respectively. Penalties were accrued in 2009 totaling $235,000.  No penalties were accrued in 2008 and 2007. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.

The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. As the Company effectively settled with the Internal Revenue Service for tax years 2005 and 2006, it is no longer subject to U.S. federal income tax examinations for years prior to 2007. With few exceptions, the Company is no longer subject to U.S. state/local income tax examinations by tax authorities prior to 2004. As of December 31, 2009, the tax years subject to examination by a significant jurisdiction are as follows:

California                                           2004 through 2006
New York                                           2004 through 2006

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

The provision for income taxes from continuing operations for the years ended December 31, 2009, 2008, and 2007 consists of the following components:

	2009	2008	2007
Current:
Federal	$88,413	25,073	45,016
State	7,194	2,270	1,674
Foreign	23	21	5
Total current provision	95,630	27,364	46,695
Deferred:
Federal	(15,947)	(7,256)	(24,105)
State	(3,111)	(2,217)	(874)
Foreign	1	5	—
Total deferred provision (benefit)	(19,057)	(9,468)	(24,979)
Provision for income taxes	$76,573	17,896	21,716

The differences between the income tax provision from continuing operations computed at the statutory federal corporate tax rate and the financial statement provision for income taxes for the years ended December 31, 2009, 2008, and 2007 are shown below:

	2009	2008	2007
Tax expense at federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	1.9	0.9	2.2
Resolution of uncertain federal and state tax matters	—	(0.9)	(0.4)
Tax credits	(0.4)	(1.9)	(3.6)
Put option on common stock	—	4.2	3.4
Valuation allowance	(0.6)	0.8	—
Other, net	(0.4)	1.9	1.4
Effective tax rate	35.5%	40.0%	38.0%

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

The Company’s net deferred income tax liability, which is included in “other liabilities” on the consolidated balance sheets, consists of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Student loans	$23,940	20,229
Accrued expenses	5,677	5,283
Depreciation	1,073	969
Deferred revenue	441	536
Stock compensation	863	875
Foreign tax credit	1,041	1,339
Intangible assets	8,771	—
Bond issuance costs	740	1,994
Net operating loss carryforwards	849	1,165
Other	—	141
Total gross deferred tax assets	43,395	32,531
Less, valuation allowance	(763)	(1,988)
Deferred tax assets	42,632	30,543
Deferred tax liabilities:
Loan origination services	47,816	55,793
Basis in certain derivative contracts	8,313	17,152
Debt repurchases	15,225	—
Intangible assets	—	5,179
Prepaid expenses	204	477
Other	158	—
Deferred tax liabilities	71,716	78,601
Net deferred income tax liability	$(29,084)	(48,058)

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

The Company has performed an evaluation of the recoverability of deferred tax assets. In assessing the realizability of the Company’s deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected taxable income, carry back opportunities, and tax planning strategies in making the assessment of the amount of the valuation allowance. With the exception of the Company’s state net operating loss and foreign tax credit carry forwards, it is management’s opinion that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance. The amount of deferred tax assets considered realizable; however, could be reduced in the near terms if estimates of future taxable income during the carry forward period are reduced. As of December 31, 2009, various subsidiaries have state net operating loss carry forwards of $17.4 million expiring at various times through 2028 and foreign tax credit carry forwards of $1.0 million expiring in 2018. A valuation allowance has been established at December 31, 2009 and 2008 to reduce deferred income tax assets to amounts expected to be realized.

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $0.8 million and $2.0 million, respectively.  The net change in the valuation allowance for the year ended December 31, 2009 was a decrease of $1.2 million, which affected the Company’s effective tax rate.  Certain events occurred during the year which, in the judgment of management, changed the level of the Company’s state net operating loss and foreign tax credit carry forwards expected to be realized.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

As of December 31, 2009 and 2008, current income taxes receivable of $0.6 million and payable of $5.3 million are included in “other assets” and “other liabilities”, respectively, on the consolidated balance sheets.

17.	Fair Value

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 and 2008.  All financial assets and liabilities that are measured at fair value are categorized as Level 1 or Level 2 based on the hierarchy as discussed in note 3, summary of significant accounting policies and procedures.

	2009
	Level 1	Level 2	Total
Assets:
Other assets (a)	$4,278	—	4,278
Fair value of derivative instruments (b)	—	193,899	193,899
Total assets	$4,278	193,899	198,177

Liabilities:
Fair value of derivative instruments (b)	$—	2,489	2,489
Total liabilities	$—	2,489	2,489

	2008
	Level 1	Level 2	Total
Assets:
Other assets (a)	$4,941	3,876	8,817
Fair value of derivative instruments (b)	—	175,174	175,174
Total assets	$4,941	179,050	183,991

Liabilities:
Fair value of derivative instruments (b)	$—	1,815	1,815
Total liabilities	$—	1,815	1,815

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

(b)   All derivatives are accounted for at fair value on a recurring basis.  The fair values of derivative financial instruments are determined by derivative pricing models using the stated terms of the contracts and observable yield curves, forward foreign currency exchange rates, and volatilities from active markets.  It is the Company’s policy to compare its derivative fair values to those received by its counterparties in order to validate the model’s outputs.  Fair value of derivative instruments is comprised of market value less accrued interest and excludes collateral.

The Company measures certain assets at fair value on a nonrecurring basis in accordance with GAAP. For the years ended December 31, 2009 and 2008, these adjustments to fair value resulted from the write-down to fair value of goodwill and intangible assets. For assets measured at fair value on a nonrecurring basis during the years ended December 31, 2009 and 2008, that were still held in the balance sheet at each respective period end, the following table provides the fair value hierarchy and the carrying value of the related individual assets at year end.

	Level 3
	2009	2008

Goodwill (a)	$143,717	175,178
Intangible assets (b)	53,538	77,054
Property and equipment, net (b)	26,606	38,747

	$223,861	290,979

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

(a)	Goodwill is reviewed annually for impairment and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable.

(b)
Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The following table presents the fair value adjustments included in the consolidated statements of income related to the decrease in value of the above assets.  The fair value adjustments were recorded by the Company as impairment charges and are included in “impairment expense” in the consolidated statements of income.

	2009	2008

Goodwill	$(31,461)	(667)
Intangible assets	(1,267)	(13,373)
Property and equipment, net	—	(4,794)

	$(32,728)	(18,834)

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheet as of December 31, 2009 and 2008:

	2009		2008
	Fair value	Carrying value	Fair value	Carrying value
Financial assets:
Student loans receivable	$24,387,267	23,926,957	25,743,732	25,413,008
Cash and cash equivalents	338,181	338,181	189,847	189,847
Restricted cash	318,530	318,530	387,404	387,404
Restricted cash – due to customers	91,741	91,741	160,985	160,985
Restricted investments	306,926	306,962	609,868	609,868
Accrued interest receivable	329,313	329,313	471,878	471,878
Other assets	4,278	4,278	8,817	8,817
Derivative instruments	193,899	193,899	175,174	175,174
Financial liabilities:
Bonds and notes payable	24,741,306	24,805,289	26,512,082	26,787,959
Accrued interest payable	19,831	19,831	81,576	81,576
Due to customers	91,741	91,741	160,985	160,985
Derivative instruments	2,489	2,489	1,815	1,815

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring basis are discussed above.  The remaining financial assets and liabilities were estimated using the following methods and assumptions:

Student Loans Receivable

The fair value of student loans receivable is estimated at amounts recently paid and/or received or amounts anticipated to be received by the Company to acquire and/or sell similar loans in the market and/or the characteristics of the portfolio and are considered to be fair value exit prices.

Cash and Cash Equivalents, Restricted Cash, Restricted Cash – Due to Customers, Restricted Investments, Accrued Interest Receivable/Payable and Due to Customers

The carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.

Bonds and Notes Payable

The fair value of the bonds and notes payable is based on market prices for securities that possess similar credit risk and interest rate risk.

18.	Commitments and Contingencies

Leases

The Company is committed under noncancelable operating leases for office and warehouse space and equipment. Total rental expense incurred by the Company for the years ended December 31, 2009, 2008, and 2007 was $10.4 million, $11.9 million, and $13.4 million, respectively. Minimum future rentals as of December 31, 2009, under noncancelable operating leases are shown below:

2010	$7,995
2011	6,030
2012	5,375
2013	4,701
2014	1,932
2015 and thereafter	299
$26,332

Future rental commitments for leases have been reduced by minimum non-cancelable sublease rentals aggregating approximately $2.1 million as of December 31, 2009.

Contingent Considerations

infiNET Integrated Solutions, Inc. (“infiNET”)

In 2004, the Company purchased 50% of the stock of infiNET and, in 2006, purchased the remaining 50% of infiNET’s stock. infiNET provides software for customer-focused electronic transactions, information sharing, and electronic account and bill presentment for colleges and universities. Consideration for the purchase of the remaining 50% of the stock of infiNET included 95,380 restricted shares of the Company’s Class A common stock. Under the terms of the purchase agreement, the 95,380 shares of Class A common stock issued in the acquisition are subject to stock price guaranty provisions whereby if on or about February 28, 2011 the average market trading price of the Class A common stock is less than $104.8375 per share and has not exceeded that price for any 25 consecutive trading days during the 5-year period from the closing of the acquisition to February 28, 2011, then the Company must pay additional cash to the sellers of infiNET for each share of Class A common stock issued in an amount representing the difference between $104.8375 less the greater of $41.9335 or the gross sales price such seller obtained from a sale of the shares occurring subsequent to February 28, 2011 as defined in the agreement. Based on the closing price of the Company’s Class A common stock as of December 31, 2009 of $17.23 per share, the Company’s obligation under this stock price guarantee would have been approximately $6.0 million (($104.8375-$41.9335) x 95,380 shares). Any payment on the guaranty is reduced by the aggregate of any dividends or other distributions made by the Company to the sellers. Any cash paid by the Company in consideration of satisfying the guaranteed value of stock issued for this acquisition would be recorded by the Company as a reduction to additional paid-in capital.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Student Marketing Group, Inc. (“SMG”)  and National Honor Roll, L.L.C. (“NHR”)

In 2005, the Company purchased 100% of the capital stock of SMG and 100% of the membership interests of NHR. SMG is a full service direct marketing agency providing a wide range of products and services to help businesses reach the middle school, high school, college bound high school, college, and young adult marketplace. In addition, SMG provides marketing services and college bound student lists to college and university admissions offices nationwide. In addition to the initial purchase price, additional payments were paid by the Company based on the operating results of SMG and NHR as defined in the purchase agreement. In 2007 and 2008, the Company paid additional consideration of $6.0 million and $18.0 million, respectively. These payments satisfy all of the Company’s obligations related to the contingencies per the terms of the agreement. Additional consideration paid by the Company in 2007 and 2008, less any amounts accrued, was recorded as an increase to goodwill.

CUnet, LLC (“CUnet”)

In 2006, the Company purchased 100% of the membership interests of CUnet. CUnet provides campus locations and online schools with performance-based educational marketing, web-based marketing, lead generation, and vendor management services to enhance their brands and improve student recruitment and retention. In addition to the initial purchase price, additional payments were paid by the Company based on the operating results of CUnet. In 2007, the Company issued 62,446 restricted shares of its Class A common stock valued at $1.1 million and paid cash of $4.0 million to satisfy all of the Company’s remaining obligations related to the contingencies included in the original purchase agreement. The value of the common shares issued was determined based on the closing market price of the Company’s common shares over the 2-day period before and after the date in which the number of shares to be issued were known as determined per the terms of the purchase agreement. In connection with the acquisition, the Company entered into employment agreements with certain sellers, in which these contingency payments were related to their continued employment with the Company. Accordingly, these contingency payments are recognized by the Company as compensation expense over the remaining term of the employment agreements. The Company recognized $0.2 million, $1.9 million, and $1.9 million in compensation expense for the years ended December 31, 2009, 2008, and 2007, respectively, related to these contingency payments.

Peterson’s

In 2006, the Company purchased certain assets and assumed certain liabilities from Thomson Learning Inc (“Peterson’s”). During 2007, the purchase price for Peterson’s was finalized per the terms of the purchase agreement and the Company received a $2.2 million working capital settlement. This settlement was recorded by the Company as a decrease to goodwill.

19.	Employee Benefit Plans

Defined Contribution Plan

The Company has a 401(k) savings plan that cover substantially all of its U.S. employees. Employees may contribute up to 100% of their pre-tax salary, subject to IRS limitations. The Company made contributions to the plan of $3.2 million, $3.5 million, and $4.5 million during the years ended December 31, 2009, 2008, and 2007, respectively. Union Bank & Trust Company, an entity under common control with the Company, serves as the trustee for the plan.

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

A total of 1,000,000 Class A common stock shares are reserved for issuance under the employee share purchase plan, subject to equitable adjustment by the compensation committee in the event of stock dividends, recapitalizations, and other similar corporate events. All employees, other than those whose customary employment is 20 hours or less per week, who have been employed for at least six months, or another period determined by the Company’s compensation committee not in excess of two years, are eligible to purchase Class A common stock under the plan. During the years ended December 31, 2009, 2008, and 2007, the Company recognized compensation expense of approximately $216,000, $186,000, and $279,000, respectively, in connection with issuing 52,311 shares, 71,172 shares, and 86,909 shares, respectively, under this plan.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Restricted Stock Plan

The Company has a restricted stock plan that is intended to provide incentives to attract, retain, and motivate employees in order to achieve long term growth and profitability objectives. The restricted stock plan provides for the grant to eligible employees of awards of restricted shares of Class A common stock. An aggregate of 4,000,000 shares of Class A common stock have been reserved for issuance under the restricted stock plan, subject to antidilution adjustments in the event of certain changes in capital structure.

During the years ended December 31, 2009, 2008, and 2007, the Company issued 552,321 shares, 79,162 shares, and 563,022 shares, respectively, of its Class A common stock under the restricted stock plan. Included in the 2009 shares issued are 454,957 shares issued to employees at or above management level for bonuses awarded under the performance based incentive plan.  In addition, 58,489 shares, 169,961 shares, and 55,230 shares were owned and tendered by employees to satisfy tax withholding obligations or forfeited in 2009, 2008, and 2007, respectively. Tendered and forfeited shares are available for future issuance under the plan. To date, the shares issued under this plan vest immediately or vest in either three or ten years. The Company records unearned compensation in shareholders’ equity (additional paid-in capital) upon issuance of restricted stock and recognizes compensation expense over the vesting period. For the years ended December 31, 2009, 2008, and 2007, the Company recognized compensation expense of $1.6 million, $2.4 million, and $2.6 million, respectively, related to shares issued under the restricted stock plan.

Employee Stock Purchase Loan Plan

The Company has entered into loan agreements with employees pursuant to the Company’s Employee Stock Purchase Loan Plan (the “Loan Plan”). A total of $40.0 million in loans may be made under the Loan Plan, and a total of 1,000,000 shares of Class A common stock are reserved for issuance under the Loan Plan. Shares may be purchased directly from the Company or in the open market through a broker at prevailing market prices at the time of purchase. Loans under this plan mature ten years from grant date and bear interest equal to the three-month LIBOR rate plus 50 basis points. As of December 31, 2009 and 2008, the balance of the loans granted under the Loan Plan was $1.4 million and $1.6 million, respectively, and is reflected as a reduction to stockholders’ equity on the consolidated balance sheets.

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

During the years ended December 31, 2009, 2008, and 2007, the Company issued 7,143 shares, 17,837 shares, and 13,691 shares, respectively, of its Class A common stock to non-employee directors under this plan. These shares were issued to directors that elected to receive shares and did not defer receipt of the shares. In addition, during the years ended December 31, 2009, 2008, and 2007, the Company allocated 36,078 shares, 35,806 shares, and 7,974 shares, respectively, to directors that elected to defer receipt of their shares until their termination from the board of directors. The deferred shares are included in the Company’s weighted average shares outstanding calculation. For the years ended December 31, 2009, 2008, and 2007, the Company recognized approximately $575,000, $494,000, and $459,000, respectively, of expense related to this plan.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

20.	Legal Proceedings

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

Regulatory Reviews

The Department of Education periodically reviews participants in the FFELP for compliance with program provisions.  On June 28, 2007, the Department notified the Company that it would be conducting a review of the Company’s practices in connection with the prohibited inducement provisions of the Higher Education Act and the associated regulations that allow borrowers to have a choice of lenders.  The Company understands that the Department selected several schools and lenders for review.  The Company responded to the Department’s requests for information and documentation and cooperated with their review.  On May 1, 2009, the Company received the Department’s preliminary program review report, which covered the Department’s review of the period from October 1, 2002 to September 30, 2007.  The preliminary program review report contained certain initial findings of noncompliance with the Higher Education Act’s prohibited inducement provisions and required that the Company provide an explanation for the basis of the arrangements noted in the preliminary program review report.  The Company has responded and provided an explanation of the arrangements noted in the Department of Education’s initial findings and follow-up requests.  The Department of Education is expected to issue a final program review determination letter and advise the Company whether it intends to take any additional action.  To the extent any findings are contained in a final letter, the additional action may include the assessment of fines or penalties, or the limitation, suspension, and termination of the Company’s participation in the FFELP.

In connection with the Company’s settlement agreement with the Department of Education in January 2007 to resolve an audit report by the Office of Inspector General of the Department of Education (the “OIG”) with respect to the Company’s student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate (the “Settlement Agreement”), the Company was informed in February 2007 by the Department of Education that a civil attorney with the Department of Justice had opened a file regarding the issues set forth in the OIG report, which the Company understands is common procedure following an OIG audit report. The Company has engaged in discussions with and provided information to the Department of Justice in connection with the review.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

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

The Company believes the allegations in the above qui tam action to be frivolous and without merit and intends to vigorously defend the claim.  However, the Company cannot currently predict the ultimate outcome of these matters or any liability which may result, which could have a material adverse effect on the Company's results of operations and financial condition.

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

The Company believes the allegations in the above qui tam action to be frivolous and without merit and intends to vigorously defend the claim.  However, the Company cannot currently predict the ultimate outcome of these matters or any liability which may result, which could have a material adverse effect on the Company's results of operations and financial condition.

21.	Related Parties

During 2008, the Company sold approximately $535 million of FFELP student loans (the “FFELP Loans”) to Union Bank & Trust Company, an entity under common control with the Company. These loans were sold for a purchase price of 100 percent of the outstanding unpaid principal balance plus accrued and unpaid borrower interest. The Company recognized a loss on this loan sale of $3.9 million, which represented unamortized loan costs on this portfolio.

Including the loans sold in this transaction, Union Bank may purchase up to $750 million in FFELP loans from the Company in accordance with an affiliate transaction exemption granted by the Federal Reserve Board. In connection with the exemption and the loan purchase by Union Bank, an Assurance Commitment Agreement (the “Commitment Agreement”) was also entered into, by and among, the Company, Union Bank, and Michael S. Dunlap, the Company’s Chairman, Chief Executive Officer, and a principal shareholder of the Company. Per the terms of the Commitment Agreement, the Company provided certain assurances to Union Bank designed to mitigate potential losses related to the FFELP Loans, including holding amounts in escrow equal to the unguaranteed portion and reimbursing Union Bank for losses, if any, related to the portfolio.  As of December 31, 2009 and 2008, the Company held $13.9 million and $14.3 million, respectively, in escrow related to this agreement.  As part of this agreement, the Company is obligated to buy back 30 days delinquent loans; in 2009, the Company bought back from Union Bank $36.9 million in loans related to this obligation.

During 2009, the Company sold $76.4 million of loans to Union Bank under this $750 million exemption.  The Company recognized a loss on this loan sale of $0.8 million, which represented unamortized costs on this portfolio.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

The Company serviced loans for Union Bank of $539.8 million and $533.1 million as of December 31, 2009 and 2008, respectively. Income earned by the Company from servicing loans for Union Bank was $1.9 million for the year ended December 31, 2009, and $0.3 million for each of the years ended 2008 and 2007. As of December 31, 2009 and 2008, accounts receivable includes $0.2 million from Union Bank for loan servicing. The loan servicing terms with Union Bank were similar to those terms with unrelated entities.   On November 25, 2008, the Company entered into an additional loan servicing agreement with Union Bank to service the FFELP Loans. Under this agreement the Company will receive a servicing fee of 34 basis points per year related to the FFELP Loans. Fees received in conjunction with this agreement are included in the servicing income for the years ended December 31, 2009 and 2008 noted above.

During the years ended December 31, 2009, 2008, and 2007, the Company purchased student loans of $47.6 million (which includes loans purchased under the Commitment Agreement as discussed previously), $208.0 million, and $252.5 million, respectively, from Union Bank. For the years ended December 31, 2008 and 2007, premiums paid on these loans totaled $4.9 million and $8.5 million, respectively. No premiums were paid for loans purchased during 2009.  The purchases from Union Bank were made on terms similar to those made with unrelated entities.

The Company has sold to Union Bank, as trustee, participation interests in FFELP loans with balances of $613.3 million and $548.4 million as of December 31, 2009 and 2008, respectively (see note 8).

The Company participates in the Short term Federal Investment Trust (“STFIT”) of the Student Loan Trust Division of Union Bank, which is included in “cash and cash equivalents - held at a related party” and “restricted cash - due to customers” on the accompanying consolidated balance sheets. As of December 31, 2009 and 2008, the Company had $387.8 million and $200.8 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which $61.9 million and $24.1 million as of December 31, 2009 and 2008, respectively, represented cash collected for customers. The Company’s participation in the STFIT had similar terms and investment yields as those prevailing for other nonaffiliated customers. Interest income earned by the Company on the amounts invested in the STFIT for the years ended December 31, 2009, 2008, and 2007 was $2.9 million, $3.9 million, and $7.0 million, respectively.

On October 13, 2006, the Company purchased its corporate headquarters building and assumed certain existing lease agreements pursuant to which Union Bank leases office and storage space. The leases assumed by the Company provided for the lease to Union Bank of a total of approximately 15,000 square feet through June 30, 2008. The lease was amended to reduce the space leased to 4,000 square feet. Union Bank paid the Company approximately $70,000, $141,000, and $173,000 for commercial rent and storage income during 2009, 2008, and 2007, respectively. The amended lease agreement expires on June 30, 2018.

In December 2007, the Company sold a building to Union Bank for $600,000. Prior to the sale, the Company leased office space in that building to Union Bank for a total rental amount of approximately $34,000 during 2007. The Company recognized a gain of approximately $431,000 upon sale of the building.

The Company paid Union Bank $0.7 million, $0.2 million, and $0.2 million during the years ended December 31, 2009, 2008, and 2007, respectively, for payroll costs, reimbursement of FDIC insurance fees (beginning in 2009), certain cash management services, and miscellaneous fees and commissions.

During the years ended December 31, 2009, 2008, and 2007, Union Bank paid the Company $0.1 million, $0.2 million, and $0.2 million, respectively, for consulting services.  In addition, Union Bank reimbursed the Company $3.4 million, $4.6 million, and $3.1 million during the years ended December 31, 2009, 2008, and 2007, respectively, for marketing services and fees related to the Illinois and Nebraska College Savings Plans.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

22.	Segment Reporting

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

Historically, the Company generated the majority of its revenue from net interest income earned in its Asset Generation and Management operating segment.  The Company made several acquisitions that have expanded the Company’s products and services and have diversified its revenue – primarily from fee-based businesses.  The Company currently offers a broad range of pre-college, in-college, and post-college products and services to students, families, schools, and financial institutions.  These products and services help students and families plan and pay for their education and students plan their careers.  The Company’s products and services are designed to simplify the education planning and financing process and are focused on providing value to students, families, and schools throughout the education life cycle.  The Company continues to diversify its sources of revenue, including those generated from businesses that are not dependent upon government programs, thereby reducing legislative and political risk.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Fee-Based Operating Segments

Student Loan and Guaranty Servicing

The Student Loan and Guaranty Servicing operating segment provides for the servicing of the Company’s student loan portfolios and the portfolios of third parties and servicing provided to guaranty agencies. The loan servicing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company’s portfolio in addition to generating fee revenue when performed for third-party clients. The guaranty servicing activities include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services to guaranty agencies. The following are the primary product and service offerings the Company offers as part of its Student Loan and Guaranty Servicing segment:

•	Origination and servicing of FFELP loans
•	Origination and servicing of non-federally insured student loans
•	Servicing and support outsourcing for guaranty agencies

In June 2009, the Department of Education named the Company as one of four private sector companies awarded a servicing contract to service all federally-owned student loans, including FFELP loans purchased by the Department pursuant to ECASLA.  No later than August 2010, the Company expects to also begin servicing new loans originated under the Direct Loan Program. The contract spans five years with one, five-year renewal option. Servicing loans under this contract will increase revenue earned by this segment.  However, operating margins under this contract are expected to be lower than historical levels achieved.

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

Enrollment Services

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students (lead generation and recruitment services) and helping students plan and prepare for life after high school (content management and publishing and editing services). Lead generation products and services include vendor lead management services and admissions lead generation. Recruitment services include pay per click marketing management, email marketing, list marketing services, and admissions consulting. Content management products and services include online courses and related services. Publishing and editing services include test preparation study guides and essay and resume editing services.

Software and Technical Services

The Company’s Software and Technical Services operating segment develops student loan servicing software, which is used internally by the Company and also licensed to third-party student loan holders and servicers. This segment also provides information technology products and services, with core areas of business in educational loan software solutions, legacy modernization, technical consulting services, and Enterprise Content Management solutions.

Asset Generation and Management Operating Segment

The Asset Generation and Management operating segment includes the acquisition, management, and ownership of the Company’s student loan assets. Revenues are primarily generated from the Company’s earnings from the spread, referred to as the Company’s student loan spread, between the yield received on the student loan portfolio and the costs associated with originating, acquiring, and financing its student loan portfolio. The Company generates student loan assets through direct origination or through acquisitions. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose. In addition to the student loan portfolio, all costs and activity associated with the generation of assets, funding of those assets, and maintenance of the debt transactions are included in this segment. This includes derivative activity and the related derivative market value and foreign currency adjustments.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Segment Operating Results – “Base Net Income”

The tables below include the operating results of each of the Company’s operating segments for the years ended December 31, 2009, 2008, and 2007. Management, including the chief operating decision maker, evaluates the Company on certain non-GAAP performance measures that the Company refers to as “base net income” for each operating segment. While “base net income” is not a substitute for reported results under GAAP, the Company relies on “base net income” to manage each operating segment because it believes this measure provides additional information regarding the operational and performance indicators that are most closely assessed by management.

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

Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statement presentation to provide the users of the financial statements additional information related to the operating results of the Company’s fee-based businesses, which are becoming more significant to the Company’s operations.  These reclassifications include reclassifying “tuition payment processing and campus commerce revenue” and “enrollment services revenue,” which were previously included in “other fee-based income.” In addition, the “cost to provide enrollment services” was reclassified from various operating expense accounts, primarily “advertising and marketing.”

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Segment Results and Reconciliations to GAAP

	2009
	Fee-Based
	Student	Tuition							"Base net
	Loan	Payment		Software		Asset	Corporate		income"
	and	Processing		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$112	62	—	—	174	609,143	5,391	(2,003)	7,502	620,207
Interest expense	—	—	—	—	—	357,930	28,935	(2,003)	—	384,862
Net interest income (loss)	112	62	—	—	174	251,213	(23,544)	—	7,502	235,345

Less provision for loan losses	—	—	—	—	—	29,000	—	—	—	29,000
Net interest income (loss) after provision
for loan losses	112	62	—	—	174	222,213	(23,544)	—	7,502	206,345

Other income (expense):
Loan and guaranty servicing revenue	110,273	—	—	—	110,273	—	(1,526)	—	—	108,747
Tuition payment processing and campus commerce revenue	—	53,894	—	—	53,894	—	—	—	—	53,894
Enrollment services revenue	—	—	119,397	—	119,397	—	—	—	—	119,397
Software services revenue	3,701	—	—	17,463	21,164	—	—	—	—	21,164
Other income	644	—	—	—	644	45,697	21,811	—	—	68,152
Gain (loss) on sale of loans, net	—	—	—	—	—	35,148	—	—	—	35,148
Intersegment revenue	85,104	237	555	14,586	100,482	—	33,469	(133,951)	—	—
Derivative market value, foreign currency,
and put option adjustments	—	—	—	—	—	—	—	—	(30,802)	(30,802)
Derivative settlements, net	—	—	—	—	—	39,286	—	—	—	39,286
Total other income (expense)	199,722	54,131	119,952	32,049	405,854	120,131	53,754	(133,951)	(30,802)	414,986

Operating expenses:
Salaries and benefits	54,289	25,549	23,222	21,978	125,038	6,767	24,777	(1,209)	159	155,532
Restructure expense- severance and contract
termination costs	5,964	—	—	936	6,900	—	1,082	(7,982)	—	—
Impairment expense	—	—	32,728	—	32,728	—	—	—	—	32,728
Cost to provide enrollment services	—	—	74,926	—	74,926	—	—	—	—	74,926
Other expenses	35,391	9,642	13,226	3,330	61,589	19,566	35,307	3,736	22,249	142,447
Intersegment expenses	37,039	2,800	2,121	2,867	44,827	81,335	2,334	(128,496)	—	—
Total operating expenses	132,683	37,991	146,223	29,111	346,008	107,668	63,500	(133,951)	22,408	405,633

Income (loss) before income taxes	67,151	16,202	(26,271)	2,938	60,020	234,676	(33,290)	—	(45,708)	215,698
Income tax (expense) benefit (a)	(25,518)	(6,156)	9,984	(1,118)	(22,808)	(89,178)	19,186	—	16,227	(76,573)
Net income (loss) from continuing operations	41,633	10,046	(16,287)	1,820	37,212	145,498	(14,104)	—	(29,481)	139,125
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	—	—
Net income (loss)	$41,633	10,046	(16,287)	1,820	37,212	145,498	(14,104)	—	(29,481)	139,125

Total assets	$134,264	114,581	76,140	12,266	337,251	25,899,946	12,201	(372,971)	—	25,876,427

(a) Income taxes are applied based on 38% of income (loss) before taxes for the individual operating segments.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

	2008
	Fee-Based
		Tuition
	Student	Payment							"Base net
	Loan	Processing		Software		Asset	Corporate		income"
	and	and		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$1,377	1,689	17	24	3,107	1,164,329	6,810	(2,190)	42,325	1,214,381
Interest expense	—	—	—	—	—	986,556	42,123	(2,190)	—	1,026,489
Net interest income (loss)	1,377	1,689	17	24	3,107	177,773	(35,313)	—	42,325	187,892

Less provision for loan losses	—	—	—	—	—	25,000	—	—	—	25,000
Net interest income (loss) after provision
for loan losses	1,377	1,689	17	24	3,107	152,773	(35,313)	—	42,325	162,892

Other income (expense):
Loan and guaranty servicing revenue	99,916	—	—	—	99,916	26	—	—	—	99,942
Tuition payment processing and campus commerce revenue	—	48,155	—	—	48,155	—	—	—	—	48,155
Enrollment services revenue	—	—	112,405	—	112,405	—	—	—	—	112,405
Software services revenue	4,371	—	37	19,707	24,115	—	—	—	—	24,115
Other income	51	—	—	—	51	17,401	5,323	—	—	22,775
Gain (loss) on sale of loans	—	—	—	—	—	(53,035)	1,621	—	—	(51,414)
Intersegment revenue	75,361	302	2	6,831	82,496	—	63,384	(145,880)	—	—
Derivative market value, foreign currency,
and put option adjustments	—	—	—	—	—	466	—	—	10,361	10,827
Derivative settlements, net	—	—	—	—	—	65,622	—	—	(9,965)	55,657
Total other income (expense)	179,699	48,457	112,444	26,538	367,138	30,480	70,328	(145,880)	396	322,462

Operating expenses:
Salaries and benefits	51,320	23,290	24,379	18,081	117,070	8,316	54,910	98	2,999	183,393
Restructure expense - severance and
contract termination costs	747	—	282	487	1,516	1,845	3,706	(7,067)	—	—
Impairment expense	5,074	—	—	—	5,074	9,351	4,409	—	—	18,834
Cost to provide enrollment services	—	—	64,965	—	64,965	—	—	—	—	64,965
Other expenses	33,922	9,879	11,224	2,489	57,514	35,679	53,975	24	26,230	173,422
Intersegment expenses	47,737	1,397	6,641	2,323	58,098	77,105	3,732	(138,935)	—	—
Total operating expenses	138,800	34,566	107,491	23,380	304,237	132,296	120,732	(145,880)	29,229	440,614

Income (loss) before income taxes	42,276	15,580	4,970	3,182	66,008	50,957	(85,717)	—	13,492	44,740
Income tax (expense) benefit (a)	(14,321)	(5,175)	(1,730)	(1,021)	(22,247)	(18,356)	28,499	—	(5,792)	(17,896)
Net income (loss) from continuing operations	27,955	10,405	3,240	2,161	43,761	32,601	(57,218)	—	7,700	26,844
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	1,818	1,818
Net income (loss)	$27,955	10,405	3,240	2,161	43,761	32,601	(57,218)	—	9,518	28,662

Total assets	$245,202	128,657	120,961	14,428	509,248	27,724,122	106,965	(485,438)	—	27,854,897

(a) Income taxes are applied to each operating segment based on the consolidated effective tax rate for the period.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

	2007
	Fee-Based
		Tuition
	Student	Payment							"Base net
	Loan	Processing		Software		Asset	Corporate		income"
	and	and		and	Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	Campus	Enrollment	Technical	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$5,459	3,809	347	18	9,633	1,730,882	7,485	(3,737)	3,013	1,747,276
Interest expense	—	7	7	—	14	1,465,883	40,502	(3,737)	—	1,502,662
Net interest income (loss)	5,459	3,802	340	18	9,619	264,999	(33,017)	—	3,013	244,614

Less provision for loan losses	—	—	—	—	—	28,178	—	—	—	28,178
Net interest income (loss) after provision
for loan losses	5,459	3,802	340	18	9,619	236,821	(33,017)	—	3,013	216,436

Other income (expense):
Loan and guaranty servicing revenue	122,086	—	—	—	122,086	294	—	—	—	122,380
Tuition payment processing and campus commerce revenue	—	42,766	—	—	42,766	—	—	—	—	42,766
Enrollment services revenue	—	—	103,905	—	103,905	—	—	—	—	103,905
Software services revenue	5,689	—	—	22,075	27,764	—	—	—	—	27,764
Other income	—	—	—	—	—	17,820	12,603	—	—	30,423
Gain (loss) on sale of loans	—	—	—	—	—	3,597	—	—	—	3,597
Intersegment revenue	74,687	688	891	15,683	91,949	—	9,040	(100,989)	—	—
Derivative market value, foreign currency,
and put option adjustments	—	—	—	—	—	—	—	—	26,806	26,806
Derivative settlements, net	—	—	—	—	—	6,628	12,049	—	—	18,677
Total other income (expense)	202,462	43,454	104,796	37,758	388,470	28,339	33,692	(100,989)	26,806	376,318

Operating expenses:
Salaries and benefits	85,462	20,426	33,480	23,959	163,327	23,101	49,839	(1,747)	2,111	236,631
Restructure expense- severance and
contract termination costs	1,840	—	929	58	2,827	2,406	4,998	(10,231)	—	—
Impairment expense	—	—	11,401	—	11,401	28,291	9,812	—	—	49,504
Cost to provide enrollment services	—	—	45,408	—	45,408	—	—	—	—	45,408
Other expenses	36,618	8,901	15,037	2,995	63,551	29,205	77,915	2,969	30,426	204,066
Intersegment expenses	10,552	364	335	775	12,026	74,714	5,240	(91,980)	—	—
Total operating expenses	134,472	29,691	106,590	27,787	298,540	157,717	147,804	(100,989)	32,537	535,609

Income (loss) before income taxes	73,449	17,565	(1,454)	9,989	99,549	107,443	(147,129)	—	(2,718)	57,145
Income tax (expense) benefit (a)	(27,910)	(6,675)	553	(3,796)	(37,828)	(40,828)	57,285	—	(345)	(21,716)
Net income (loss) from continuing operations	45,539	10,890	(901)	6,193	61,721	66,615	(89,844)	—	(3,063)	35,429
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	—	(2,575)	(2,575)
Net income (loss)	$45,539	10,890	(901)	6,193	61,721	66,615	(89,844)	—	(5,638)	32,854

Total assets	$206,008	119,084	121,202	21,186	467,480	28,696,640	48,147	(49,484)	—	29,162,783

(a) Income taxes are based on 38% of net income (loss) before tax for the individual operating segment.

Corporate Activity and Overhead in the previous tables primarily includes the following items:

•	Income earned on certain investment activities
•	Interest expense incurred on unsecured debt transactions
•	Other products and service offerings that are not considered operating segments
•	Certain corporate activities and unallocated overhead functions related to executive management, human resources, accounting and finance, legal, marketing, and corporate technology support

The assets held at the corporate level are not identified with any of the operating segments. Accordingly, these assets are included in the reconciliation of segment assets to total consolidated assets. These assets consist primarily of cash, investments, property and equipment, and other assets.

The adjustments required to reconcile from the Company’s “base net income” measure to its GAAP results of operations relate to differing treatments for derivatives, foreign currency transaction adjustments, and certain other items that management does not consider in evaluating the Company’s operating results.  The following tables reflect adjustments associated with these areas by operating segment and Corporate Activity and Overhead for the years ended December 31, 2009, 2008, and 2007:

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

	Student	Tuition
	Loan	Payment		Software	Asset	Corporate
	and	Processing		and	Generation	Activity
	Guaranty	and Campus	Enrollment	Technical	and	and
	Servicing	Commerce	Services	Services	Management	Overhead	Total

	2009
Derivative market value, foreign currency, and
put option adjustments (1)	$—	—	—	—	34,569	(3,767)	30,802
Amortization of intangible assets (2)	4,315	7,440	9,961	533	—	—	22,249
Compensation related to business combinations (3)	—	—	—	—	—	159	159
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(7,502)	—	(7,502)
Income from discontinued operations, net of tax (5)	—	—	—	—	—	—	—
Net tax effect (6)	(1,640)	(2,827)	(3,787)	(202)	(10,285)	2,514	(16,227)

Total adjustments to GAAP	$2,675	4,613	6,174	331	16,782	(1,094)	29,481

	2008
Derivative market value, foreign currency, and
put option adjustments (1)	$—	—	—	—	(13,844)	3,483	(10,361)
Amortization of intangible assets (2)	4,751	7,826	12,451	1,057	145	—	26,230
Compensation related to business combinations (3)	—	—	—	—	—	2,999	2,999
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(32,360)	—	(32,360)
Income from discontinued operations, net of tax (5)	(1,818)	—	—	—	—	—	(1,818)
Net tax effect (6)	(1,590)	(2,615)	(4,185)	(354)	16,770	(2,234)	5,792

Total adjustments to GAAP	$1,343	5,211	8,266	703	(29,289)	4,248	(9,518)

	2007
Derivative market value, foreign currency, and
put option adjustments (1)	$—	—	—	—	(24,224)	(2,582)	(26,806)
Amortization of intangible assets (2)	5,094	5,815	12,692	1,191	5,634	—	30,426
Compensation related to business combinations (3)	—	—	—	—	—	2,111	2,111
Variable-rate floor income, net of settlements on derivatives (4)	—	—	—	—	(3,013)	—	(3,013)
Income from discontinued operations, net of tax (5)	2,575	—	—	—	—	—	2,575
Net tax effect (6)	(1,936)	(2,209)	(4,823)	(452)	8,209	1,556	345

Total adjustments to GAAP	$5,733	3,606	7,869	739	(13,394)	1,085	5,638

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

The Company has used derivative instruments to hedge variable rate floor income during certain periods. During the year ended December 31, 2008, the Company made payments (settlements) of $10.0 million on such derivatives.  These settlements are netted with variable-rate floor income and are excluded from “base net income.”

(5)
Discontinued operations:  In May 2007, the Company sold EDULINX.  As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented.  The Company presents “base net income” excluding discontinued operations since the operations and cash flows of EDULINX have been eliminated from the ongoing operations of the Company.

(6)
For 2009 and 2007, income taxes are applied based on 38% of income (loss) before income taxes for the individual operating segments.  For 2008, income taxes for each individual operating segment are applied based on the consolidated effective tax rate.

23.	Quarterly Financial Information (Unaudited)

	2009
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
Net interest income	$28,508	57,107	69,182	80,548
Less provision for loan losses	7,500	8,000	7,500	6,000
Net interest income after provision for loan losses	21,008	49,107	61,682	74,548
Other income	93,347	87,044	85,357	105,606
Gain (loss) on sale of loans	(206)	(196)	8,788	26,762
Derivative market value, foreign currency, and put option adjustments
and derivative settlements, net	19,478	(24,478)	7,740	5,744
Operating expenses	(92,571)	(97,356)	(92,662)	(90,316)
Impairment expense	—	—	—	(32,728)
Income tax (expense) benefit	(15,601)	(5,918)	(24,501)	(30,553)
Income (loss) from continuing operations	25,455	8,203	46,404	59,063
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$25,455	8,203	46,404	59,063

Earnings per common share:
Basic:
Continuing operations	$0.52	0.16	0.93	1.18
Discontinued operations	—	—	—	—
Net earnings	$0.52	0.16	0.93	1.18
Diluted:
Continuing operations	$0.52	0.16	0.93	1.18
Discontinued operations	—	—	—	—
Net earnings	$0.52	0.16	0.93	1.18

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

	2008
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
Net interest income	$16,525	73,338	59,570	38,459
Less provision for loan losses	5,000	6,000	7,000	7,000
Net interest income after provision for loan losses	11,525	67,338	52,570	31,459
Other income	80,188	72,263	81,979	72,962
Gain (loss) on sale of loans	(47,474)	48	—	(3,988)
Derivative market value, foreign currency, and put option adjustments
and derivative settlements, net	(16,598)	20,192	6,874	56,016
Operating expenses	(110,003)	(97,922)	(103,669)	(110,186)
Impairment expense	(18,834)	—	—	—
Income tax (expense) benefit	31,371	(19,195)	(13,969)	(16,103)
Income (loss) from continuing operations	(69,825)	42,724	23,785	30,160
Income (loss) from discontinued operations, net of tax	—	981	—	837
Net income (loss)	$(69,825)	43,705	23,785	30,997

Earnings per common share:
Basic:
Continuing operations	$(1.41)	0.86	0.48	0.61
Discontinued operations	—	0.02	—	0.02
Net earnings	$(1.41)	0.88	0.48	0.63
Diluted:
Continuing operations	$(1.41)	0.86	0.48	0.61
Discontinued operations	—	0.02	—	0.02
Net earnings	$(1.41)	0.88	0.48	0.63

24.	Condensed Parent Company Financial Statements

The following represents the condensed balance sheets as of December 31, 2009 and 2008 and condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2009 for Nelnet, Inc.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Balance Sheets
(Parent Company Only)
December 31, 2009 and 2008

	2009	2008
Assets:
Cash and cash equivalents	$120,332	130,394
Restricted cash	—	17,607
Restricted cash - due to customers	64,952	132,336
Investment in subsidiaries	1,254,758	657,020
Intangible assets, net	—	28,168
Accounts receivable	34	13,447
Other assets	381,975	980,070
Total assets	$1,822,051	1,959,042
Liabilities:
Notes payable	$937,586	1,166,500
Accrued interest payable	4,329	5,232
Other liabilities	30,621	11,748
Due to customers	64,952	132,336
Total liabilities	1,037,488	1,315,816

Shareholders' equity:
Common stock	499	493
Additional paid-in capital	109,359	103,762
Retained earnings	676,154	540,521
Employee notes receivable	(1,449)	(1,550)
Total shareholders' equity	784,563	643,226

Total liabilities and shareholders' equity	$1,822,051	1,959,042

Statements of Income
(Parent Company Only)
Years ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Operating revenues	$57,029	133,942	220,985
Operating expenses	4,428	104,803	143,329
Net operating income	52,601	29,139	77,656

Net interest income (expense)	4,680	(8,030)	(31,429)
Derivative market value, foreign currency, and put option adjustments
and derivative settlements, net	34,901	14,406	35,581
Equity in earnings (loss) of subsidiaries	101,373	5,445	(14,243)
Income tax expense	54,430	14,116	32,136
Net income from continuing operations	139,125	26,844	35,429
Income (loss) on discontinued operations, net of tax	—	1,818	(2,575)
Net income	$139,125	28,662	32,854

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2009, 2008, and 2007

	2009	2008	2007

Net income	$139,125	28,662	32,854
Income (loss) from discontinued operations	—	1,818	(2,575)
Income from continuing operations	139,125	26,844	35,429
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,264	5,477	7,606
Derivative market value adjustment	(4,207)	13,868	(13,818)
Proceeds from termination of derivative instruments	3,870	20,368	50,843
Payments to terminate derivative instruments	(15,069)	(16,367)	(8,100)
Impairment expense	—	2,448	8,643
Equity in (earnings) loss of subsidiaries	(101,373)	(5,445)	14,243
Gain on sale of equity method investment	—	—	(3,942)
Gain on purchase of debt	(26,137)	—	—
Non-cash compensation expense	2,644	7,320	6,686
Other non-cash items	—	4,133	(320)
Decrease in accounts receivable	13,413	9,006	3,613
Decrease (increase) in other assets	116,886	(542,104)	69,271
(Decrease) increase in accrued interest payable	(903)	79	(1,893)
(Decrease) increase in other liabilities	20,645	(8,992)	(5,099)
Net cash provided by (used in) operating activities	150,158	(483,365)	163,162

Cash flows from investing activities, net of business acquisitions:
Decrease (increase) in restricted cash	17,607	(17,607)	—
Purchases of property and equipment, net	—	2,510	(9)
Distribution from equity method investment	—	—	747
Capital contributions to/from subsidiary, net	28,168	12,515	309,413
Business acquisitions - contingent consideration and purchase price adjustments, net	—	(18,000)	(4,950)
Proceeds from sale of equity method investment	—	—	10,000
Net cash provided by (used in) investing activities	45,775	(20,582)	315,201

Cash flows from financing activities:
Payments on notes payable	(204,532)	(14,550)	(597,297)
Proceeds from issuance of notes payable	1,909	611,500	230,383
Payments of debt issuance costs	—	23	(114)
Dividends paid	(3,492)	(3,458)	(13,817)
Payment on settlement of put option	—	(9,600)	(15,875)
Proceeds from issuance of common stock	449	710	1,467
Repurchases of common stock	(430)	(1,536)	(76,648)
Payments received on employee stock notes receivable	101	575	432
Net cash provided by (used in) financing activities	(205,995)	583,664	(471,469)

Net (decrease) increase in cash and cash equivalents	(10,062)	79,717	6,894

Cash and cash equivalents, beginning of year	130,394	50,677	43,783

Cash and cash equivalents, end of year	$120,332	130,394	50,677

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