Form 10-Q
period 2010-03-31
NELNET INC
filed 2010-05-10
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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
Yes [  ]   No [X]

As of April 30, 2010, there were 38,589,242 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	As of	As of
	March 31, 2010	December 31, 2009
	(unaudited)
Assets:
Student loans receivable (net of allowance for loan losses of
$49,400 and $50,887 respectively)	$24,835,493	23,926,957
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	34,107	12,301
Cash and cash equivalents - held at a related party	295,972	325,880
Total cash and cash equivalents	330,079	338,181
Restricted cash and investments	727,858	625,492
Restricted cash - due to customers	39,199	91,741
Accrued interest receivable	336,242	329,313
Accounts receivable (net of allowance for doubtful accounts of
$1,125 and $1,198, respectively)	60,704	42,043
Goodwill	143,717	143,717
Intangible assets, net	54,940	53,538
Property and equipment, net	27,649	26,606
Other assets	157,005	104,940
Fair value of derivative instruments	129,059	193,899

Total assets	$26,841,945	25,876,427

Liabilities:
Bonds and notes payable	$25,756,182	24,805,289
Accrued interest payable	16,814	19,831
Other liabilities	184,463	172,514
Due to customers	39,199	91,741
Fair value of derivative instruments	6,074	2,489
Total liabilities	26,002,732	25,091,864

Shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares;
no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares;
issued and outstanding 38,587,293 shares as of March 31,
2010 and 38,396,791 shares as of December 31, 2009	386	384
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares;
issued and outstanding 11,495,377 shares as of March 31,
2010 and December 31, 2009	115	115
Additional paid-in capital	112,980	109,359
Retained earnings	726,982	676,154
Employee notes receivable	(1,250)	(1,449)
Total shareholders' equity	839,213	784,563
Commitments and contingencies
Total liabilities and shareholders' equity	$26,841,945	25,876,427

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)

	Three months
	ended March 31,
	2010	2009
Interest income:
Loan interest	$134,967	170,919
Investment interest	1,001	4,091
Total interest income	135,968	175,010
Interest expense:
Interest on bonds and notes payable	50,859	146,502
Net interest income	85,109	28,508
Less provision for loan losses	5,000	7,500
Net interest income after provision for loan losses	80,109	21,008

Other income (expense):
Loan and guaranty servicing revenue	36,394	26,471
Tuition payment processing and campus commerce revenue	17,382	15,538
Enrollment services revenue	33,271	28,771
Software services revenue	4,344	5,705
Other income	7,260	8,787
Gain on sale of loans and debt repurchases, net	10,177	7,869
Derivative market value and foreign currency
adjustments and derivative settlements, net	1,682	19,478
Total other income	110,510	112,619

Operating expenses:
Salaries and benefits	41,641	38,226
Other operating expenses:
Cost to provide enrollment services	22,025	17,793
Professional and other services	11,241	6,077
Depreciation and amortization	8,491	10,083
Occupancy and communications	3,588	5,354
Advertising and marketing	3,459	1,710
Postage and distribution	2,869	2,656
Trustee and other debt related fees	1,202	2,868
Other	9,188	7,804
Total other operating expenses	62,063	54,345

Total operating expenses	103,704	92,571

Income before income taxes	86,915	41,056
Income tax expense	(32,593)	(15,601)

Net income	$54,322	25,455

Earnings per common share:
Net earnings - basic	$1.09	0.51
Net earnings - diluted	1.08	0.51

Dividends paid per common share	$0.07	—

Weighted average common shares outstanding:
Basic	49,716,696	49,142,324
Diluted	49,912,589	49,334,981

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except share data)
(unaudited)

	Preferred				Class A	Class B	Additional		Employee	Total
	stock	Common stock shares		Preferred	common	common	paid-in	Retained	notes	shareholders’
	shares	Class A	Class B	stock	stock	stock	capital	earnings	receivable	equity

Balance as of December 31, 2008	—	37,794,067	11,495,377	$—	378	115	103,762	540,521	(1,550)	643,226
Comprehensive income:
Net income	—	—	—	—	—	—	—	25,455	—	25,455
Issuance of common stock, net of forfeitures	—	486,583	—	—	5	—	2,345	—	—	2,350
Compensation expense for stock based awards	—	—	—	—	—	—	607	—	—	607
Repurchase of common stock	—	(3,780)	—	—	—	—	(36)	—	—	(36)
Balance as of March 31, 2009	—	38,276,870	11,495,377	$—	383	115	106,678	565,976	(1,550)	671,602

Balance as of December 31, 2009	—	38,396,791	11,495,377	$—	384	115	109,359	676,154	(1,449)	784,563
Comprehensive income:
Net income	—	—	—	—	—	—	—	54,322	—	54,322
Cash dividend on Class A and Class B
common stock - $0.07 per share	—	—	—	—	—	—	—	(3,494)	—	(3,494)
Issuance of common stock, net of forfeitures	—	203,438	—	—	2	—	3,532	—	—	3,534
Compensation expense for stock based awards	—	—	—	—	—	—	325	—	—	325
Repurchase of common stock	—	(12,936)	—	—	—	—	(236)	—	—	(236)
Reduction of employee notes receivable	—	—	—	—	—	—	—	—	199	199
Balance as of March 31, 2010	—	38,587,293	11,495,377	$—	386	115	112,980	726,982	(1,250)	839,213

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three months ended March 31,
	2010	2009

Net income	$54,322	25,455
Adjustments to reconcile income to net cash provided by operating activities, net of business acquisition:
Depreciation and amortization, including loan premiums and deferred origination costs	26,864	30,134
Provision for loan losses	5,000	7,500
Derivative market value adjustment	67,570	52,122
Foreign currency transaction adjustment	(71,675)	(47,242)
Proceeds to terminate and/or amend derivative instruments	855	50
Payments to terminate and/or amend derivative instruments	—	(11,760)
Gain from repurchase of bonds and notes payable	(10,177)	(8,075)
Loss on sale of loans, net	—	206
Deferred income tax expense	7,509	1,323
Non-cash compensation expense	523	723
Other non-cash items	254	301
(Increase) decrease in accrued interest receivable	(6,929)	83,563
Increase in accounts receivable	(18,661)	(487)
(Increase) decrease in other assets	(51,071)	7,236
Decrease in accrued interest payable	(3,017)	(33,500)
Increase in other liabilities	1,319	2,817
Net cash provided by operating activities	2,686	110,366

Cash flows from investing activities, net of business acquisition:
Originations and purchases of student loans, including loan premiums and deferred origination costs	(1,027,883)	(972,450)
Purchases of student loans, including loan premiums, from a related party	(535,907)	(13,803)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	615,431	734,445
Proceeds from sale of student loans	20,032	125
Proceeds from sale of student loans to a related party	—	20,016
Purchases of property and equipment, net	(2,883)	(62)
Increase in restricted cash and investments, net	(102,366)	(221,240)
Business acquisition, net of cash acquired	(3,000)	—
Net cash used in investing activities	(1,036,576)	(452,969)

Cash flows from financing activities:
Payments on bonds and notes payable	(1,028,622)	(642,115)
Proceeds from issuance of bonds and notes payable	2,061,893	1,039,942
Payments of debt issuance costs	(4,069)	(1,448)
Dividends paid	(3,494)	—
Proceeds from issuance of common stock	117	118
Repurchases of common stock	(236)	(36)
Payments received on employee stock notes receivable	199	—
Net cash provided by financing activities	1,025,788	396,461

Net (decrease) increase in cash and cash equivalents	(8,102)	53,858

Cash and cash equivalents, beginning of period	338,181	189,847

Cash and cash equivalents, end of period	$330,079	243,705

Supplemental disclosures of cash flow information:
Interest paid	$49,777	177,210
Income taxes paid, net of refunds	$25,123	8,096

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.      Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2009 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results for the year ending December 31, 2010.  The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Management has evaluated subsequent events, and the impact on the reported results and disclosures through the date these financial statements were filed with the Securities and Exchange Commission (“SEC”).

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statement presentation to provide the users of the financial statements additional information related to the operating results of the Company. These reclassifications include reclassifying the Company’s gains on debt repurchases to “gain on sale of loans and debt repurchases, net” which were previously included in “other income.” The reclassifications had no effect on consolidated net income or consolidated assets and liabilities.

2.      Recent Developments

On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act of 2010”).  Effective July 1, 2010, this law prohibits new loan originations under the Federal Family Education Loan Program (“FFELP”) and requires that all new federal loan originations be made through the Federal Direct Loan Program (the “Direct Loan Program”).  If a first disbursement has been made on a FFELP loan prior to July 1, 2010, subsequent disbursements of that loan may still be made under the FFELP.  The new law does not alter or affect the terms and conditions of existing FFELP loans.

As a result of the Reconciliation Act of 2010, the Company will no longer originate FFELP loans after 2010.  During 2009, the Company recognized a gain of $36.6 million from selling $2.1 billion of 2008-2009 academic year loans to the Department of Education (the “Department”) under the Loan Purchase Commitment Program (the “Purchase Program”).  The Company continues to use the Department’s Participation Program to fund loans originated for the 2009-2010 academic year. The Company has not yet determined if it will sell these loans to the Department under the Purchase Program. However, based on the number of 2009-2010 academic year loans held by the Company that are eligible for this program ($1.0 billion as of March 31, 2010), the Company estimates that it would recognize a gain of approximately $16 million to $18 million if it chose to sell these loans under this program. This amount does not include loans originated and/or acquired after March 31, 2010 which would increase the gain recognized by the Company. In addition, as a result of the Reconciliation Act of 2010, net interest income on the Company’s existing FFELP loan portfolio, as well as fee-based revenue from guarantee and third-party FFELP servicing and education loan software licensing and consulting fees will decline over time as the Company and its customers’ FFELP loan portfolios pay down.

In June 2009, the Company was one of four private sector companies awarded a student loan servicing contract by the Department.  As of April 30, 2010, the Company was servicing $9.5 billion of FFELP loans now owned by the Department, and by August 2010 the Company expects to also begin servicing new loans originated under the Direct Loan Program.  The Department has estimated $116 billion of new student loan originations will be funded through the Direct Loan Program for the 2010-2011 academic year.  This volume will be allocated by the Department to the four servicers based on performance factors such as customer satisfaction levels and default rates.  The Company believes revenue earned under the Department servicing contract and growth in non-FFELP fee-based operating segments in the future will partially offset the loss of future revenue due to the elimination of the FFELP.

Due to the legislative changes in the student loan industry, the Company also believes there will be opportunities to purchase FFELP loan portfolios and/or expand its current level of guarantee and third-party FFELP servicing volume on behalf of current FFELP participants looking to modify their involvement in FFELP and/or exit the market.  For example, since April 1, 2010, the Company has purchased approximately $2 billion of FFELP student loans from various third-parties. These loans are not included in the March 31, 2010 balance sheet.

3.      Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of	As of
	March 31, 2010	December 31, 2009
Federally insured loans	$24,412,262	23,472,553
Non-federally insured loans	138,890	163,321
	24,551,152	23,635,874
Unamortized loan premiums and deferred origination costs	333,741	341,970
Allowance for loan losses – federally insured loans	(30,744)	(30,102)
Allowance for loan losses – non-federally insured loans	(18,656)	(20,785)
	$24,835,493	23,926,957
Allowance for federally insured loans as a percentage of such loans	0.13%	0.13%
Allowance for non-federally insured allowance as a percentage of such loans	13.43%	12.73%

The Company has provided for an allowance for loan losses related to its student loan portfolio. Activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009 is shown below:

	2010	2009
Beginning balance	$50,887	50,922
Provision for loan losses	5,000	7,500
Loans charged off, net of recoveries	(5,197)	(3,905)
Purchase of loans	710	—
Sale of loans	(2,000)	(6,020)
Ending balance	$49,400	48,497

As of March 31, 2010, the Company has participated $115.5 million of non-federally insured loans to third parties, including $20.0 million during the first quarter of 2010. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.  The loss on the sale of these loans was not material.  Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.  The activity in the accrual account during the three months ended March 31, 2010 and 2009 related to this repurchase obligation, which is included in “other liabilities” in the accompanying consolidated balance sheets, is detailed below.

	2010	2009
Beginning balance	$10,600	—
Transfer from allowance for loan losses	2,000	5,500
Ending balance	$12,600	5,500

Related Party Loan Activity

During 2008 and 2009, the Company sold $611.9 million of FFELP student loans (the “FFELP Loans”) to Union Bank & Trust Company (“Union Bank”), an entity under common control with the Company. These loans were sold pursuant to an affiliate transaction exemption granted by the Federal Reserve Board which allowed Union Bank to purchase FFELP loans from the Company. In connection with the exemption and the loan purchases by Union Bank, an Assurance Commitment Agreement (the “Commitment Agreement”) was also entered into, by and among, the Company, Union Bank, and Michael S. Dunlap, the Company’s Chairman, Chief Executive Officer, and a principal shareholder of the Company. Per the terms of the Commitment Agreement, the Company provided certain assurances to Union Bank designed to mitigate potential losses related to the FFELP Loans, including holding amounts in escrow equal to the unguaranteed portion and reimbursing Union Bank for losses, if any, related to the portfolio.  As part of this agreement, the Company was also obligated to buy back loans once they were 30 days delinquent. During the first quarter 2010, the Company purchased $535.9 million (par value) of federally insured student loans from Union Bank, which represented all outstanding FFELP loans remaining under the provisions of the Commitment Agreement. As a result of this loan purchase, the Company no longer has a commitment to hold amounts in escrow, reimburse Union Bank for losses, and buy back delinquent loans related to this portfolio.

4.      Bonds and Notes Payable

The Company has historically utilized operating cash flow, secured financing transactions (which include warehouse facilities, asset-backed securitizations, and the government’s Participation and Conduit Programs), operating lines of credit, and other borrowing arrangements to fund its Asset Generation and Management operations and student loan acquisitions. In addition, the Company has used operating cash flow, borrowings on its unsecured line of credit, and unsecured debt offerings to fund corporate activities, business acquisitions, and repurchases of common stock.

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of March 31, 2010
	Carrying	Interest rate	Final
	amount	range	maturity

Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,904,154	0.24% - 6.90%	05/26/14 - 11/25/43
Bonds and notes based on auction or remarketing	1,370,510	0.30% - 1.75%	05/01/11 - 07/01/43
Total variable-rate bonds and notes	22,274,664
Commercial paper - FFELP facility (b)	80,051	0.22% - 0.33%	08/03/12
Unsecured debt - Senior Notes	66,716	5.125%	06/01/10
Unsecured debt - Junior Subordinated Hybrid Securities	198,250	7.40%	09/15/61
Unsecured line of credit	691,500	0.73%	05/08/12
Department of Education Participation	1,028,402	0.71%	09/30/10
Department of Education Conduit	1,384,819	0.23%	05/08/14
Other borrowings	31,780	0.23% - 5.10%	11/14/10 - 11/01/15
	$25,756,182

	As of December 31, 2009
	Carrying	Interest rate	Final
	amount	range	maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,187,356	0.26% - 6.90%	05/26/14 - 04/25/42
Bonds and notes based on auction or remarketing	1,726,960	0.21% - 3.73%	05/01/11 - 07/01/43
Total variable-rate bonds and notes	21,914,316
Commercial paper - FFELP facility (b)	305,710	0.21% - 0.32%	08/03/12
Fixed-rate bonds and notes (a)	8,940	6.15% - 6.34%	07/02/20 - 05/01/29
Unsecured debt - Senior Notes	66,716	5.125%	06/01/10
Unsecured debt - Junior Subordinated Hybrid Securities	198,250	7.40%	09/15/61
Unsecured line of credit	691,500	0.73%	05/08/12
Department of Education Participation	463,912	0.79%	09/30/10
Department of Education Conduit	1,125,929	0.27%	05/08/14
Other borrowings	30,016	0.24% - 5.10%	01/01/10 - 11/01/15
	$24,805,289

(a)  Issued in asset-backed securitizations

(b)  Loan warehouse facility

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

The majority of the bonds and notes payable are primarily secured by the student loans receivable, related accrued interest, and by the amounts on deposit in the accounts established under the respective bond resolutions or financing agreements. Certain variable rate bonds and notes are secured by a letter of credit and reimbursement agreement issued by State Street.

Historically, the Company funded loan originations and acquisitions using loan warehouse facilities and asset-backed securitizations. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. In August 2008, the Company began funding FFELP Stafford and PLUS student loan originations for the 2008-2009 and 2009-2010 academic years pursuant to the Department’s Participation Program and a participation agreement with Union Bank. In addition, in March 2009, the Company began funding loans under the Department’s Conduit Program.

Loan warehouse facility

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

The 2009 FFELP Warehouse Facility provides for formula based advance rates depending on FFELP loan type, up to a maximum of 92 percent to 98 percent of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility. As of March 31, 2010, the Company was in compliance with all of these requirements. Unlike the Company’s prior FFELP warehouse facility, the 2009 FFELP Warehouse Facility does not require the Company to refinance or remove a percentage of the pledged student loan collateral on an annual basis. As of March 31, 2010, $80.1 million was outstanding under this facility and $419.9 million was available for future use.

On May 5, 2010, the Company amended the 2009 FFELP Warehouse Facility to increase the maximum financing amount by $500.0 million, to $1.0 billion in total.  All loans funded with the additional $500.0 million of capacity must be eligible for the Department’s Straight-A Funding Conduit Program.  The financing cost on the entire FFELP Warehouse Facility will increase by 300 basis points on any day after June 30, 2010 when the aggregate note balance is greater than $500.0 million.  However, the Company intends to refinance loans in the warehouse facility that are eligible for the Department’s Conduit Program in advance of June 30, 2010 to avoid paying the increased cost.

Asset-backed securitizations

As part of the Company’s issuance of asset-backed securities in March 2008 and May 2008, due to credit market conditions when these notes were issued, the Company purchased the Class B subordinated notes of $36 million (par value) and $41 million (par value), respectively.  These notes are not included on the Company’s consolidated balance sheet.  If the credit market conditions continue to improve, the Company anticipates selling these notes to third parties.  Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.  Upon sale, these notes would be shown as “bonds and notes payable” on the Company’s consolidated balance sheet.  The Company believes the market value of such notes is currently less than par value.  The difference between the par value and market value would be recognized by the Company as interest expense over the life of the bonds.

On February 17, 2010 and March 9, 2010, the Company completed asset-backed securities transactions of $523.3 million and $660.0 million, respectively. Notes issued in these transactions carry interest rates based on a spread to LIBOR. The Company used the proceeds from the sale of these notes to purchase principal and interest on student loans, which were previously financed in other asset-backed securitizations and the 2009 FFELP Warehouse Facility.  In addition, the Company used the proceeds to purchase $535.9 million (par value) of federally insured student loans from Union Bank (see note 3).

Department of Education’s Loan Participation and Purchase Commitment Programs

In August 2008, the Department implemented the Purchase Program and the Participation Program pursuant to the Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”). Under the Department’s Purchase Program, the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Under the Participation Program, the Department provides interim short term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program for the 2009-2010 academic year must be either refinanced by the lender or sold to the Department pursuant to the Purchase Program on or prior to September 30, 2010. To be eligible for purchase or participation under the Department’s programs, loans are limited to FFELP Stafford or PLUS loans first disbursed on or after May 1, 2008 but no later than July 1, 2010, with eligible borrower benefits. As of March 31, 2010 and December 31, 2009, the Company had $1.0 billion and $0.5 billion, respectively, borrowed under the Participation Program.  The Company plans to continue to use the Participation Program to fund 2009-2010 academic year loans.

Department of Education’s Conduit Program

In January 2009, the Department published summary terms for its program under which it will finance eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”).  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. The Conduit Program was launched on May 11, 2009. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances are contributed by the Company. The Conduit Program has a term of five years and expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans.  As of March 31, 2010 and December 31, 2009, the Company had $1.4 billion and $1.1 billion, respectively, borrowed under the facility and $62.7 million and $66.8 million, respectively, advanced as equity support in the facility.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day term upon termination of the participation certificate.  As of March 31, 2010 and December 31, 2009, $725.9 million and $613.3 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

Unsecured Line of Credit

The Company has a $750.0 million unsecured line of credit that terminates in May 2012.  As of March 31, 2010 there was $691.5 million outstanding on this line.  The weighted average interest rate on this line of credit was 0.725% as of March 31, 2010.  Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.  The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank (“Lehman”), a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect that Lehman will fund future borrowing requests. As of March 31, 2010, excluding Lehman’s lending commitment, the Company has $51.2 million available for future use under its unsecured line of credit.

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

As of March 31, 2010, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facility.

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

Debt Repurchases

The Company repurchased outstanding debt during the first quarter of 2010 and 2009 as summarized below. Gains recorded by the Company from the repurchase of debt are included in “gain on sale of loans and debt repurchases, net” on the Company’s consolidated statements of income.

	Three months ended March 31, 2010
	Notional amount	Purchase price	Gain
Asset-backed securities	$274,250	264,073	10,177

	Three months ended March 31, 2009
	Notional amount	Purchase price	Gain
5.125% Senior Notes due 2010	$34,866	26,791	8,075

As of March 31, 2010, the Company has repurchased $622.4 million of its own asset-backed securities (bonds and notes payable). For accounting purposes, these notes were effectively retired and are not included on the Company’s consolidated balance sheet. However, $155.7 million of these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. Upon sale, these notes would be shown as “bonds and notes payable” on the Company’s consolidated balance sheet.

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

Basis Swaps

The Company issues asset-backed securities, the vast majority being variable rate, to fund its student loan assets. The variable rate debt is generally indexed to three-month LIBOR, set by auction, or through a remarketing process. The income generated by the Company’s student loan assets is generally driven by short term indices (treasury bills, commercial paper, and certain fixed rates) that are different from those which affect the Company’s liabilities, which creates basis risk. Moreover, the Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as every quarter, and the timing of the interest rate resets on its assets, which generally occurs daily. In a declining interest rate environment, this may cause the Company’s student loan spread to compress, while in a rising rate environment, it may cause the spread to increase.  As of March 31, 2010, the Company had $23.4 billion and $1.0 billion of FFELP loans indexed to the three-month financial commercial paper rate and the three-month treasury bill rate, respectively, both of which reset daily, and $20.9 billion of debt indexed to three-month LIBOR, which resets quarterly.

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

The Company has also used derivative instruments to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities.  The Company has entered into basis swaps in which the Company:

•	receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the agreements (the “Average/Discrete Basis Swaps”)

•	receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the “1/3 Basis Swaps”)

The following table summarizes the Company’s basis swaps outstanding as of March 31, 2010 and December 31, 2009:

	Notional amounts
	1/3 Basis Swaps	T-Bill/LIBOR Basis Swaps
Maturity
2010	$1,000,000	—
2011 (a)	—	225,000
2013	500,000	—
2014	500,000	—
2018	1,300,000	—
2019	500,000	—
2021	250,000	—
2023	1,250,000	—
2024	250,000	—
2028	100,000	—
2039	150,000	—

	$5,800,000	225,000

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

As of March 31, 2010 and December 31, 2009, the Company had $10.4 billion and $10.3 billion, respectively, of student loan assets that were earning fixed rate floor income. The following tables summarize the outstanding derivative investments used by the Company to hedge these loans.

	As of March 31, 2010
		Weighted
		average fixed
	Notional	rate paid by
Maturity	amount	the Company (a)
2010	$4,750,000	0.54%
2011	1,500,000	0.66

	$6,250,000	0.57%

	As of December 31, 2009
		Weighted
		average fixed
	Notional	rate paid by
Maturity	amount	the Company (a)
2010	$4,750,000	0.54%
2011	150,000	1.03

	$4,900,000	0.55%
(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Foreign Currency Exchange Risk

During 2006, the Company completed separate debt offerings of student loan asset-backed securities that included 420.5 million and 352.7 million Euro Notes with interest rates based on a spread to the EURIBOR index. As a result of this transaction, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The principal and accrued interest on these notes is re-measured at each reporting period and recorded on the Company’s balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the “derivative market value and foreign currency adjustments and derivative settlements, net” in the Company’s consolidated statements of income.

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

The following table shows the income statement impact as a result of the re-measurement of the Euro Notes and the change in the fair value of the related derivative instruments for the three months ended March 31, 2010 and 2009.  These items are included in “Derivative market value and foreign currency adjustments and derivative settlements, net” on the accompanying consolidated statements of income.

	2010	2009
Re-measurement of Euro Notes	$71,675	47,242
Change in fair value of cross currency interest rate swaps	(59,075)	(57,110)

Total impact to statements of income - income (expense)	$12,600	(9,868)

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

Accounting for Derivative Financial Instruments

The Company records derivative instruments on the consolidated balance sheet as either an asset or liability measured at its fair value. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting.  As a result, the change in fair value of the Company’s derivatives at each reporting date are included in “derivative market value and foreign currency adjustments and derivative settlements, net” in the Company’s consolidated statements of income. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company.

Any proceeds received or payments made by the Company to terminate a derivative in advance of its expiration date, or to amend the terms of an existing derivative, are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income and are accounted for as a change in fair value on such derivative.

The following table summarizes the fair value of the Company’s derivatives not designated as hedging:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of March 31, 2010	As of December 31, 2009	As of March 31, 2010	As of December 31, 2009
Interest rate swaps	$66	4,497	(5,337)	(2,230)
Average/discrete basis swaps	—	—	—	—
1/3 basis swaps	17,233	17,768	(170)	—
T-Bill/LIBOR basis swaps	—	—	(55)	(259)
Cross-currency interest rate swaps	110,742	169,817	—	—
Other	1,018	1,817	(512)	—

Total	$129,059	193,899	(6,074)	(2,489)

The following table summarizes the effect of derivative instruments in the consolidated statements of income for the three months ended March 31, 2010 and 2009.  All gains and losses recognized in income related to the Company’s derivative activity are included in “Derivative market value and foreign currency adjustments and derivative settlements, net”, on the consolidated statements of income.

	Amount of gain (or loss)
Derivatives not designated as hedging	recognized in income on derivatives
	2010	2009
Settlements:
Interest rate swaps	$(3,856)	—
Average/discrete basis swaps	—	10,022
1/3 basis swaps	131	10,744
Cross-currency interest rate swaps	1,302	3,592
Total settlements - (expense) income	(2,423)	24,358

Change in fair value:
Interest rate swaps	(7,538)	—
Average/discrete basis swaps	—	(286)
1/3 basis swaps	(546)	5,274
T-Bill/LIBOR basis swaps	45	—
Cross-currency interest rate swaps	(59,075)	(57,110)
Other	(456)	—
Total change in fair value - (expense) income	(67,570)	(52,122)

Re-measurement of Euro Notes (foreign currency
transaction adjustment) - income	71,675	47,242

Derivative market value and forgeign currency adjustments
and derivative settlements - income	$1,682	19,478

Derivative Instruments - Credit and Market Risk

By using derivative instruments, the Company is exposed to credit and market risk.

When the fair value of a derivative instrument is negative, the Company would owe the counterparty if the derivative was settled and, therefore, has no immediate credit risk.  Additionally, if the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company posts collateral may depend on the Company’s unsecured credit rating.  If interest and foreign currency exchange rates move materially, the Company could be required to deposit a significant amount of collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company’s liquidity and capital resources. As of March 31, 2010, the Company had $3.4 million posted as collateral to derivative counterparties.

When the fair value of a derivative contract is positive, this generally indicates that the counterparty would owe the Company if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by the Company.  As of March 31, 2010, the Company held $199.1 million of collateral from the counterparty on the cross-currency interest rate swaps.

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

6.      Segment Reporting

The Company has four operating segments as follows: Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services, and Asset Generation and Management.  The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. In the first quarter of 2010, internal reporting to executive management (the “chief operating decision maker”) changed to reflect operational changes made within the organization. The operations of various segments changed in 2010 in order for the Company to capitalize on external servicing opportunities while obtaining maximum operating leverage. The change in operating results reviewed by management changed the operating segments historically reported by the Company.  The operational and internal reporting changes included moving the majority of software and information technology products and services and related expenses to the Student Loan and Guaranty Servicing operating segment.  The internal and external revenue and expenses related to these products and services were historically included within Corporate Activities and the former Software and Technical Services operating segment.  The Software and Technical Services operating segment no longer meets the definition of an operating segment as described in the Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.  Prior period segment operating results were restated to conform to the current period presentation.

The accounting policies of the Company’s operating segments are the same as those described in the summary of significant accounting policies.  Intersegment revenues are charged by a segment to another segment that provides the product or service.  Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management.  Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information. In 2010, the Company began allocating certain corporate overhead expenses to the individual operating segments.  These expenses include certain corporate activities related to executive management, human resources, accounting and finance, legal, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services. These allocations were not made in 2009, and thus are not reflected in the 2009 segment operating results.

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

Fee-Based Operating Segments

Student Loan and Guaranty Servicing

The following are the primary product and service offerings the Company offers as part of its Student Loan and Guaranty Servicing segment:

•	Origination and servicing of FFELP loans

•	Origination and servicing of non-federally insured student loans

•	Servicing federally-owned student loans for the Department of Education

•	Servicing and support outsourcing for guaranty agencies

•	Student loan servicing software and other information technology products and services

The Student Loan and Guaranty Servicing operating segment provides for the servicing of the Company’s student loan portfolios and the portfolios of third parties. The loan servicing activities include loan origination activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company’s portfolio in addition to generating fee revenue when performed for third-party clients.

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

This operating segment also provides servicing activities for guarantee agencies. These activities include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services.

This operating segment also develops student loan servicing software, which is used internally by the Company and also licensed to third-party student loan holders and servicers. In addition, this operating segment provides information technology products and services, with core areas of business in educational loan software solutions, business intelligence, technical consulting services, and Enterprise Content Management solutions.

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

Enrollment Services

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students (interactive and list marketing products and services) and helping students plan and prepare for life after high school  (publishing and editing services and resource centers). Interactive marketing products and services include vendor lead management services, admissions lead generation, pay per click marketing management, email marketing, and admissions consulting. Publishing and editing services include test preparation study guides and essay and resume editing services. Resource centers and list marketing products and services include online courses and related services and list marketing services.

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

Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statement presentation to provide the users of the financial statements additional information related to the operating results of the Company. These reclassifications include reclassifying the Company’s gains on debt repurchases to “gain on sale of loans and debt repurchases, net” which were previously included in “other income.” In addition, as discussed previously, in the first quarter of 2010, a change in operating results reviewed by management changed the operating segments historically reported by the Company. Prior period segment operating results were restated to conform to the current period presentation.

Segment Results and Reconciliations to GAAP

	Three months ended March 31, 2010
	Fee-Based
	Student	Tuition					Elimin-	"Base net
	Loan	Payment			Asset	Corporate	ations	income"
	and	Processing		Total	Generation	Activity	and	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Fee-	and	and	Reclass-	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	ifications	Results	Operations

Total interest income	$13	8	—	21	135,262	1,598	(913)	—	135,968
Interest expense	—	—	—	—	45,656	6,116	(913)	—	50,859
Net interest income (loss)	13	8	—	21	89,606	(4,518)	—	—	85,109

Less provision for loan losses	—	—	—	—	5,000	—	—	—	5,000
Net interest income (loss) after provision for loan losses	13	8	—	21	84,606	(4,518)	—	—	80,109

Other income (expense):
Loan and guaranty servicing revenue	36,648	—	—	36,648	—	(254)	—	—	36,394
Tuition payment processing and campus commerce revenue	—	17,382	—	17,382	—	—	—	—	17,382
Enrollment services revenue	—	—	33,271	33,271	—	—	—	—	33,271
Software services revenue	4,344	—	—	4,344	—	—	—	—	4,344
Other income	224	—	—	224	4,768	2,268	—	—	7,260
Gain on sale of loans and debt repurchases, net	—	—	—	—	10,177	—	—	—	10,177
Intersegment revenue	22,719	65	17	22,801	—	4,081	(26,882)	—	—
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	4,105	4,105
Derivative settlements, net	—	—	—	—	(2,423)	—	—	—	(2,423)
Total other income (expense)	63,935	17,447	33,288	114,670	12,522	6,095	(26,882)	4,105	110,510

Operating expenses:
Salaries and benefits	23,582	6,618	6,071	36,271	1,358	4,117	(105)	—	41,641
Restructure expense- severance and contract terminination costs	1,205	—	—	1,205	—	(8)	(1,197)	—	—
Cost to provide enrollment services	—	—	22,025	22,025	—	—	—	—	22,025
Other expenses	15,519	2,441	5,062	23,022	4,221	6,079	200	6,516	40,038
Intersegment expenses	2,982	839	450	4,271	20,825	684	(25,780)	—	—
Total operating expenses	43,288	9,898	33,608	86,794	26,404	10,872	(26,882)	6,516	103,704

Income (loss) before income taxes and corporate overhead
allocation	20,660	7,557	(320)	27,897	70,724	(9,295)	—	(2,411)	86,915
Corporate overhead allocation	(1,189)	(396)	(396)	(1,981)	(1,981)	3,962	—	—	—
Income (loss) before income taxes	19,471	7,161	(716)	25,916	68,743	(5,333)	—	(2,411)	86,915
Income tax (expense) benefit (a)	(7,400)	(2,722)	273	(9,849)	(26,123)	2,463	—	916	(32,593)
Net income (loss)	$12,071	4,439	(443)	16,067	42,620	(2,870)	—	(1,495)	54,322

(a) Income taxes are applied based on 38% of income (loss) before taxes for the individual operating segments.

	Three months ended March 31, 2009
	Fee-Based
	Student	Tuition					Elimin-	"Base net
	Loan	Payment			Asset	Corporate	ations	income"
	and	Processing		Total	Generation	Activity	and	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Fee-	and	and	Reclass-	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	ifications	Results	Operations

Total interest income	$66	30	—	96	172,587	1,427	(560)	1,460	175,010
Interest expense	—	—	—	—	138,594	8,468	(560)	—	146,502
Net interest income (loss)	66	30	—	96	33,993	(7,041)	—	1,460	28,508

Less provision for loan losses	—	—	—	—	7,500	—	—	—	7,500
Net interest income (loss) after provision for loan losses	66	30	—	96	26,493	(7,041)	—	1,460	21,008

Other income (expense):
Loan and guaranty servicing revenue	26,853	—	—	26,853	—	(382)	—	—	26,471
Tuition payment processing and campus commerce revenue	—	15,538	—	15,538	—	—	—	—	15,538
Enrollment services revenue	—	—	28,771	28,771	—	—	—	—	28,771
Software services revenue	5,705	—	—	5,705	—	—	—	—	5,705
Other income	112	—	—	112	4,651	4,024	—	—	8,787
Gain (loss) on sale of loans and debt repurchases, net	—	—	—	—	(206)	8,075	—	—	7,869
Intersegment revenue	21,958	57	—	22,015	—	4,000	(26,015)	—	—
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	(4,880)	(4,880)
Derivative settlements, net	—	—	—	—	24,358	—	—	—	24,358
Total other income (expense)	54,628	15,595	28,771	98,994	28,803	15,717	(26,015)	(4,880)	112,619

Operating expenses:
Salaries and benefits	22,354	6,545	6,095	34,994	1,775	3,802	(2,504)	159	38,226
Restructure expense - severance and contract terminination costs	—	—	—	—	—	—	—	—	—
Cost to provide enrollment services	—	—	17,793	17,793	—	—	—	—	17,793
Other expenses	12,874	2,408	3,295	18,577	4,959	6,862	—	6,154	36,552
Intersegment expenses	3,007	623	546	4,176	17,876	1,459	(23,511)	—	—
Total operating expenses	38,235	9,576	27,729	75,540	24,610	12,123	(26,015)	6,313	92,571

Income (loss) before income taxes	16,459	6,049	1,042	23,550	30,686	(3,447)	—	(9,733)	41,056
Income tax (expense) benefit (a)	(6,255)	(2,298)	(396)	(8,949)	(11,661)	1,310	—	3,699	(15,601)
Net income (loss)	$10,204	3,751	646	14,601	19,025	(2,137)	—	(6,034)	25,455

(a) Income taxes are applied based on 38% of income (loss) before income taxes for the individual operating segments.

Corporate Activity and Overhead in the previous tables primarily includes the following items:

•	Income earned on certain investment activities
•	Interest expense incurred on unsecured debt transactions
•	Other products and service offerings that are not considered operating segments
•
Corporate Activities also includes certain corporate activities and overhead functions related to executive management, human resources, accounting and finance, legal, and marketing. Beginning in 2010, these costs were allocated to each operating segment based on estimated use of such activities and services.

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

	Student	Tuition
	Loan	Payment		Asset	Corporate
	and	Processing		Generation	Activity
	Guaranty	and Campus	Enrollment	and	and
	Servicing	Commerce	Services	Management	Overhead	Total

	Three months ended March 31, 2010
Derivative market value and foreign currency adjustments (a)	$—	—	—	(4,561)	456	(4,105)
Amortization of intangible assets (b)	2,236	1,925	2,355	—	—	6,516
Compensation related to business combinations (c)	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives (d)	—	—	—	—	—	—
Net tax effect (e)	(850)	(732)	(895)	1,733	(172)	(916)

Total adjustments to GAAP	$1,386	1,193	1,460	(2,828)	284	1,495

	Three months ended March 31, 2009
Derivative market value and foreign currency adjustments (a)	$—	—	—	4,880	—	4,880
Amortization of intangible assets (b)	1,225	1,887	3,042	—	—	6,154
Compensation related to business combinations (c)	—	—	—	—	159	159
Variable-rate floor income, net of settlements on derivatives (d)	—	—	—	(1,460)	—	(1,460)
Net tax effect (e)	(465)	(717)	(1,157)	(1,300)	(60)	(3,699)

Total adjustments to GAAP	$760	1,170	1,885	2,120	99	6,034

(a)
Derivative market value and foreign currency adjustments:  “Base net income” excludes the periodic unrealized gains and losses that are caused by the change in fair value on derivatives used in the Company’s risk management strategy in which the Company does not qualify for “hedge treatment” under GAAP.  Included in “base net income” are the economic effects of the Company’s derivative instruments, which includes any cash paid or received being recognized as an expense or revenue upon actual derivative settlements.  “Base net income” also excludes the foreign currency transaction gains or losses caused by the re-measurement of the Company’s Euro-denominated bonds to U.S. dollars.

(b)	Amortization of intangible assets: “Base net income” excludes the amortization of acquired intangibles.

(c)
Compensation related to business combinations:  The Company has structured certain business combinations in which the consideration paid has been dependent on the sellers’ continued employment with the Company.  As such, the value of the consideration paid is recognized as compensation expense by the Company over the term of the applicable employment agreement.  The compensation expense related to existing agreements was fully expensed in 2009.  “Base net income” excludes this expense.

(d)
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

(e)	Income taxes are applied based on 38% for the individual operating segments.

7.      Intangible Assets and Goodwill

Intangible assets consist of the following:

	Weighted
	average
	remaining
	useful life as of	As of	As of
	March 31,	March 31,	December 31,
	2010 (months)	2010	2009
Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $42,051
and $38,875, respectively)	74	$37,725	40,991
Computer software (net of accumulated amortization of $9,170
and $8,915, respectively)	34	7,478	87
Trade names (net of accumulated amortization of $9,858 and
$9,101, respectively)	32	6,695	7,452
Covenants not to compete (net of accumulated amortization of
$21,707 and $20,372, respectively)	6	1,894	3,229
Database and content (net of accumulated amortization of $8,332
and $7,701, respectively)	6	1,148	1,779

Total - amortizable intangible assets	60	$54,940	53,538

The Company recorded amortization expense on its intangible assets of $6.5 million and $6.2 million for the three months ended March 31, 2010 and 2009, respectively. The Company will continue to amortize intangible assets over their remaining useful lives.  As of March 31, 2010, the Company estimates it will record amortization expense as follows:

2010 (April 1 - December 31)	$16,228
2011	15,784
2012	15,269
2013	2,024
2014	1,298
2015 and thereafter	4,337
$54,940

During the first quarter of 2010, the Company purchased certain assets of a software company that constituted a business combination.  The initial consideration paid by the Company was $3.0 million in cash.  In addition to the initial purchase price, additional payments are to be made by the Company based on certain operating results as defined in the purchase agreement.  These contingent payments are payable in three annual installments beginning in March 2011 and in total are estimated by the Company to be $5.0 million.  The contingent payments will be remeasured to fair value each reporting date until the contingency is resolved with all changes in fair value being recognized in earnings. Substantially all of the $8.0 million purchase price was allocated to a computer software intangible asset that will be amortized over three years.

The following table summarizes the Company’s allocation of goodwill by operating segment as of March 31, 2010 and December 31, 2009:

Student Loan and Guaranty Servicing	$8,596
Tuition Payment Processing and Campus Commerce	58,086
Enrollment Services	35,152
Asset Generation and Management	41,883
$143,717

The Company performs goodwill impairment testing annually (as of November 30) or more frequently if an event occurs or circumstances change such that there is a potential that the fair value of a reporting unit or reporting units may be below their respective carrying values.  When testing goodwill for impairment, the Company performs a two-step impairment test as prescribed in ASC Topic 350, Intangibles – Goodwill and Other.  In the first step, the Company compares the fair value of each reporting unit to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company would record an impairment loss equal to the difference.

On March 30, 2010, President Obama signed into law the Reconciliation Act of 2010.  Effective July 1, 2010, this law prohibits new loan originations under the FFELP and requires that all new federal loan originations be made through the Direct Loan Program.  This new legislation does not alter or affect the terms and conditions of existing FFELP loans.

The provisions of the Reconciliation Act of 2010 were consistent with President Obama’s February 2009 budget request to Congress and the student loan legislation passed in September 2009 by the House of Representatives (the “SAFRA Legislation”), both of which called for the elimination of the FFEL Program and a requirement that all new federal loans be made through the Direct Loan Program.

During the Company’s goodwill impairment testing completed as of November 30, 2009, the Company performed the first step of the goodwill impairment test to determine whether the fair value of each of its reporting units exceeded the carrying value of net assets assigned to that unit.  The fair value of each reporting unit was determined by weighing different valuation approaches, as applicable, with the primary approach being the income approach.

The income approach measures the value of each reporting unit based on the present value of the reporting unit’s future economic benefit determined based on discounted cash flows derived from the Company’s projections for each reporting unit.  These projections reflect the estimated future strategic operating and financial performance of each respective reporting unit, including assumptions related to applicable cost savings and planned dispositions or wind down activities.  In conjunction with the Company’s November 30, 2009 impairment assessment, cash flow projections were made for each reporting unit as if the Administration’s budget proposal and SAFRA Legislation were enacted.  Accordingly, cash flow projections for each reporting unit assumed no new FFELP loan originations beyond June 30, 2010.  As such, management has determined that passage of the Reconciliation Act of 2010 does not decrease the fair value of any reporting unit from the fair value assessment as of November 30, 2009 and management did not perform an impairment assessment during the first quarter of 2010 due to the passage of the Reconciliation Act of 2010.

However, as a result of the Reconciliation Act of 2010, the Company will no longer originate FFELP loans after 2010 and net interest income on the Company’s existing FFELP loan portfolio will decline over time as the Company’s portfolio pays down.  As a result, as this revenue stream winds down, goodwill impairment will be triggered for the Asset Generation and Management reporting unit due to the passage of time and depletion of projected cash flows stemming from its FFELP student loan portfolio. Other than the Asset Generation and Management reporting unit, management believes the elimination of FFELP will not have an adverse impact on the fair value of the Company’s other reporting units.

 8.      Fair Value of Financial Instruments

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. All financial assets and liabilities that are measured at fair value are categorized as Level 1 or Level 2 based on the hierarchy as discussed in note 3, summary of significant accounting policies and procedures, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

	As of March 31, 2010
	Level 1	Level 2	Total
Assets:
Investment securities (a)	$57,104	—	57,104
Fair value of derivative instruments (b)	—	129,059	129,059
Total assets	$57,104	129,509	186,163

Liabilities:
Fair value of derivative instruments (b)	$—	6,074	6,074
Total liabilities	$—	6,074	6,074

	As of December 31, 2009
	Level 1	Level 2	Total
Assets:
Investment securities (a)	$4,278	—	4,278
Fair value of derivative instruments (b)	—	193,899	193,899
Total assets	$4,278	193,899	198,177

Liabilities:
Fair value of derivative instruments (b)	$—	2,489	2,489
Total liabilities	$—	2,489	2,489

(a)
Investment securities are included in “other assets” in the accompanying consolidated balance sheets and include investments recorded at fair value on a recurring basis. Level 1 investments are measured based upon quoted prices and include investments traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury Securities.

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

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheet:

	As of March 31, 2010		As of December 31, 2009
	Fair value	Carrying value	Fair value	Carrying value
Financial assets:
Student loans receivable	$25,609,615	24,835,493	24,387,267	23,926,957
Cash and cash equivalents	330,079	330,079	338,181	338,181
Restricted cash	357,587	357,587	318,530	318,530
Restricted cash – due to customers	39,199	39,199	91,741	91,741
Restricted investments	370,271	370,271	306,962	306,962
Accrued interest receivable	336,242	336,242	329,313	329,313
Investment securities	57,104	57,104	4,278	4,278
Derivative instruments	129,059	129,059	193,899	193,899
Financial liabilities:
Bonds and notes payable	25,721,761	25,756,182	24,741,306	24,805,289
Accrued interest payable	16,814	16,814	19,831	19,831
Due to customers	39,199	39,199	91,741	91,741
Derivative instruments	6,074	6,074	2,489	2,489

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

9.      Shareholders’ Equity

Issuance of Class A Common Stock

In March 2010 and 2009, the Company’s 2009 and 2008 annual performance-based incentives awarded to management were paid in approximately 173,000 and 455,000 fully vested and unrestricted shares of Class A common stock, respectively, issued pursuant to the Company’s Restricted Stock Plan.  It is the Company’s current intention to pay future annual performance-based incentives to management, if any, in common stock issued pursuant to the Restricted Stock Plan.

Dividends

In the first quarter of 2007, the Company began paying dividends of $0.07 per share on the Company's Class A and Class B Common Stock which were paid quarterly through the first quarter of 2008.  On May 21, 2008, the Company announced that it was temporarily suspending its quarterly dividend program.  On November 5, 2009, the Company's Board of Directors voted to reinstate the quarterly dividend program effective for the fourth quarter 2009.  Accordingly, a dividend of $0.07 per share on the Company's Class A and Class B Common Stock was paid on March 15, 2010 to all holders of record as of March 1, 2010. In addition, a dividend of $0.07 per share on the Company’s Class A and Class B Common Stock will be paid on June 15, 2010 to all holders of record as of June 1, 2010.

10.     Earnings per Common Share

Presented below is a summary of the components used to calculate basic and diluted earnings per share. The Company applies the two-class method of computing earnings per share which requires the calculation of separate earnings per share amounts for unvested share-based awards and for common stock. Unvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. Earnings per share attributable to common stock is shown in the table below.

A reconciliation of weighted average shares outstanding for the three months ended March 31, 2010 and 2009 follows:

	2010	2009
Net income attributable to Nelnet, Inc.	$54,322	25,455
Less earnings allocated to unvested restricted stockholders	339	157
Net income available to common stockholders	$53,983	25,298
Weighted average common shares outstanding - basic	49,716,696	49,142,324
Dilutive effect of the assumed vesting of restricted stock awards	195,893	192,657
Weighted average common shares outstanding - diluted	49,912,589	49,334,981
Basic earnings per common share	$1.09	0.51
Diluted earnings per common share	$1.08	0.51

11.     Restructuring Charge

On May 8, 2009, as a result of continued challenges in the economy and the student loan industry, the Company adopted a plan to further streamline its operations by continuing to reduce its geographic footprint and consolidate servicing operations and related support services.

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

The Company estimates that the charge to earnings associated with this restructuring plan will be fully recognized by June 30, 2010 and will total approximately $13.2 million, consisting of approximately $6.0 million in severance costs and approximately $7.2 million in contract terminations, of which $7.3 million and $1.2 million has been recognized in 2009 and the first quarter of 2010, respectively, and $4.7 million is expected to be recognized in the second quarter of 2010. The majority of the restructuring charge and related activity has and will impact the Company’s Student Loan and Guaranty Servicing operating segment. Selected information relating to the restructuring charge follows:

	Employee
	termination		Lease
	benefits		terminations		Total
Restructuring costs recognized in 2009	$4,247	(a)	3,031	(b)	7,278

Cash payments	(898)		(605)		(1,503)

Restructuring accrual as of December 31, 2009	3,349		2,426		5,775

Restructuring costs recognized during the
three month period ended March 31, 2010	997	(a)	200	(b)	1,197

Cash payments	(264)		(406)		(670)

Restructuring accrual as of March 31, 2010	$4,082		2,220		6,302

(a)	Employee termination benefits are included in "salaries and benefits" in the consolidated statements of income.

(b)	Lease termination costs are included in "occupancy and communications" in the consolidated statements of income.

12.     Legal Proceedings and Regulatory Reviews

General

The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters principally consist of claims by student loan borrowers disputing the manner in which their student loans have been processed and disputes with other business entities. In addition, from time to time the Company receives information and document requests from state or federal regulators concerning its business practices. The Company cooperates with these inquiries and responds to the requests. While the Company cannot predict the ultimate outcome of any inquiry or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations. Other than the items specifically discussed below, on the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company’s management that the disposition or ultimate determination of these claims, lawsuits, and proceedings will not have a material adverse effect on the Company’s business, financial position, or results of operations.

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

The 9.5% special allowance payments received by the Company were disclosed by the Company on multiple occasions beginning in 2003.  In January 2007 the Company entered into a settlement agreement with the Department of Education to resolve an audit report by the Office of Inspector General of the Department of Education with respect to the Company’s student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Company was permitted to retain the 9.5% special allowance payments that it received from the Department prior to July 1, 2006 and the Settlement Agreement included an acknowledgment by the Department of Education that the dispute with the Company in connection with billings for 9.5% interest was in good faith. In addition, the Settlement Agreement eliminated all 9.5% special allowance payments with respect to the Company’s portfolios of student loans for periods on and after July 1, 2006.

The Company filed a Motion to Dismiss the Oberg Complaint, and on December 1, 2009, the Court denied the Motion.  The Company believes it has strong defenses to the Oberg Complaint and is vigorously contesting the matter.  The case is currently in the discovery stage and the Company intends to move for summary judgment. Due to the uncertainty, costs, and risks inherent in the litigation process, the Company may explore various resolutions of the matter, but cannot predict the ultimate outcome or resolution, which could have a material adverse effect on the Company’s results of operations and financial condition.

United States ex rel Vigil v. Nelnet, Inc. et al

On November 4, 2009, the Company was served with a Summons and Third Amended Complaint naming the Company as one of three defendants in an unrelated qui tam action brought by Rudy Vigil (the “Vigil Complaint”).  This matter was filed under seal in the U.S. District Court for the District of Nebraska on July 11, 2007 and was unsealed on October 15, 2009 following the government’s notice that it declined to intervene in the matter.  The Vigil Complaint, filed by a former employee of the Company, appeared to allege that the Company engaged in false advertising and offered prohibited inducements to student loan borrowers in order to increase the Company’s loan holdings, and subsequently submitted false claims to the Department of Education in order to obtain special allowance payments and default claim payments on such loans.

The Company filed a Motion to Dismiss the Vigil Complaint, and on April 1, 2010 the Court granted the Motion, dismissing the Vigil Complaint with prejudice.  On April 7, 2010, Mr. Vigil filed a Notice of Appeal of the Court’s Order of Dismissal.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three months ended March 31, 2010 and 2009. All dollars are in thousands, except per share amounts, unless otherwise noted.)

The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company.  The discussion should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statement presentation to provide the users of the financial statements additional information related to the operating results of the Company. These reclassifications include reclassifying the Company’s gain on debt repurchases to “gain on sale of loans and debt repurchases, net,” which were previously recorded in “other income.” In addition, in the first quarter of 2010, a change in operating results reviewed by management changed the operating segments historically reported by the Company. Prior period segment operating results were restated to conform to the current period presentation. See Item 2 – “Operating Segments” for additional information on the change in operating segment reporting. The reclassifications had no effect on consolidated net income or consolidated assets and liabilities.

Forward-looking and cautionary statements

This report contains forward-looking statements and information that are based on management’s current expectations as of the date of this document.  Statements that are not historical facts, including statements about the Company’s expectations and statements that assume or are dependent upon future events, are forward-looking statements.  These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements.  These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009; increases in financing costs; limits on liquidity; any adverse outcomes in any significant litigation to which the Company is a party; and changes in the terms of student loans and the educational credit marketplace arising from the implementation of, or changes in, applicable laws and regulations, which may reduce the average term, special allowance payments, and yields on student loans under the FFEL Program of the Department. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; the Company’s ability to maintain credit facilities or obtain new facilities; the ability of lenders under the Company’s credit facilities to fulfill their lending commitments under these facilities; changes to the terms and conditions of the liquidity programs offered by the Department; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, or carry education loans; losses from loan defaults; changes in prepayment rates, guaranty rates, loan floor rates, and credit spreads; uncertainties inherent in forecasting future cash flows from student loan assets and related asset-backed securitizations; the uncertain nature of estimated expenses that may be incurred and cost savings that may result from restructuring plans; incorrect estimates or assumptions by management in connection with the preparation of the consolidated financial statements; and changes in general economic conditions. Additionally, financial projections may not prove to be accurate and may vary materially.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report on Form 10-Q or unforeseen events.  Although the Company may from time to time voluntarily update its prior forward-looking statements, it disclaims any commitment to do so except as required by securities laws.

OVERVIEW

The Company is a transaction processing and finance company focused primarily on providing quality education related products and services to students, families, schools, and financial institutions nationwide.  The Company earns its revenue from fee-based processing businesses, including its loan servicing, payment processing, and interactive marketing businesses, and the net interest income on its student loan portfolio.

The Company has certain business objectives in place that include:

•	Grow and diversify revenue from fee based businesses
•	Manage operating costs
•	Maximize the value of existing portfolio
•	Use liquidity to capitalize on market opportunities

Achieving these business objectives has impacted and will continue to impact the financial condition and operating results of the Company during 2010. Each of these items are discussed below.

Recent Developments

On March 30, 2010, President Obama signed into law the Reconciliation Act of 2010.  Effective July 1, 2010, this law prohibits new loan originations under the FELP Program and requires that all new federal loan originations be made through the Direct Loan Program.  If a first disbursement has been made on a FFELP loan prior to July 1, 2010, subsequent disbursements of that loan may still be made under the FFELP.  The new law does not alter or affect the terms and conditions of existing FFELP loans.

As a result of the Reconciliation Act of 2010, the Company will no longer originate FFELP loans after 2010.  During 2009, the Company recognized a gain of $36.6 million from selling $2.1 billion of 2008-2009 academic year loans to the Department under the Purchase Program.  The Company continues to use the Department’s Participation Program to fund loans originated for the 2009-2010 academic year. The Company has not yet determined if it will sell these loans to the Department under the Purchase Program. However, based on the number of 2009-2010 academic year loans held by the Company that are eligible for this program ($1.0 billion as of March 31, 2010), the Company estimates that it would recognize a gain of approximately $16 million to $18 million if it chose to sell these loans under this program. This amount does not include loans originated and/or acquired after March 31, 2010 which would increase the gain recognized by the Company. In addition, as a result of the Reconciliation Act of 2010, net interest income on the Company’s existing FFELP loan portfolio, as well as fee-based revenue from guarantee and third-party FFELP servicing and education loan software licensing and consulting fees will decline over time as the Company and its customers’ FFELP loan portfolios pay down.

In June 2009, the Company was one of four private sector companies awarded a student loan servicing contract by the Department.  As of April 30, 2010, the Company was servicing $9.5 billion of FFELP loans now owned by the Department, and by August 2010 the Company expects to also begin servicing new loans originated under the Direct Loan Program.  The Department has estimated $116 billion of new student loan originations will be funded through the Direct Loan Program for the 2010-2011 academic year.  This volume will be allocated by the Department to the four servicers based on performance factors such as customer satisfaction levels and default rates.  The Company believes revenue earned under the Department servicing contract and growth in non-FFELP fee-based operating segments in the future will partially offset the loss of future revenue due to the elimination of the FFELP.

Due to the legislative changes in the student loan industry, the Company also believes there will be opportunities to purchase FFELP loan portfolios and/or expand its current level of guarantee and third-party FFELP servicing volume on behalf of current FFELP participants looking to modify their involvement in FFELP and/or exit the market.  For example, since April 1, 2010, the Company has purchased approximately $2 billion of FFELP student loans from various third-parties. These loans are not included in the March 31, 2010 balance sheet.

Grow and Diversify Revenue from Fee-Based Businesses

In recent years, the Company has expanded products and services generated from businesses that are not dependent upon the FFEL Program, thereby reducing legislative and political risk related to the education lending industry. Revenues from these businesses are primarily generated from products and services offered in the Company’s Tuition Payment Processing and Campus Commerce and Enrollment Services operating segments. In addition, beginning in the third quarter of 2009, the Company began servicing federally-owned student loans for the Department of Education. As discussed previously, the amount of federally-owned student loans originated through the Direct Loan Program is expected to increase substantially, which will lead to an increase in servicing volume and related revenue for the Company. As shown below, revenue earned from the Company’s fee-based operating segments has grown $14.8 million (19.2%) for the three months ended March 31, 2010 compared to the same period in 2009.

	Three months ended March 31,
	2010	2009	$ Change	% Change
Student Loan and Guaranty Servicing (a)	$41,229	32,736	8,493	25.9%
Tuition Payment Processing and Campus Commerce	17,390	15,568	1,822	11.7
Enrollment Services	33,271	28,771	4,500	15.6

Total revenue from fee-based businesses	91,890	77,075	14,815	19.2%

(a)
The Student Loan and Guaranty Servicing operating segment included $10.0 million and $0.4 million of revenue earned from rehabilitation collections on defaulted loans in the first quarter of 2010 and 2009, respectively.

Manage Operating Costs

	Three months ended March 31,
	2010	2009	$ Change	% Change
Salaries and benefits (a)	$40,644	38,226	2,418	6.3%
Other expenses (b)	34,615	36,128	(1,513)	(4.2)
Operating expenses, excluding the cost
to provide enrollment services, restructure expenses,
and collection costs related to loan rehabilitation revenue	75,259	74,354	$905	1.2%
Cost to provide enrollment services	22,025	17,793
Restructure expense (c)	1,197	—
Collection costs related to loan rehabilitation revenue (d)	5,223	424
Total operating expenses	$103,704	92,571

(a)	Excludes restructure expenses related to employee termination costs.

(b)	Excludes restructure expenses related to lease terminations and collection costs related to loan rehabilitation revenue.

(c)	Restructure expense is included in “salaries and benefits” and “occupancy and communications” in the consolidated statements of income.

(d)
The Company incurred $5.2 million and $0.4 million in collection costs related to revenue earned from rehabilitation loans in the first quarter of 2010 and 2009, respectively. These costs are included in “professional and other services” in the consolidated statements of income and are shown separately in the above table for comparability purposes for the periods shown.

Excluding the cost to provide enrollment services, restructuring charges, and collection costs related to loan rehabilitation revenue, operating expenses increased $0.9 million (1.2%) for the three months ended March 31, 2010 compared to 2009. The Company continues to manage operating costs while growing its fee-based businesses.

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

The Company’s core student loan spread (variable student loan spread including fixed rate floor contribution) and variable student loan spread (net interest margin excluding fixed rate floor income) is summarized below.

The Company’s core and variable student loan spread increased to 1.45% and 0.86%, respectively, for the three month period ended March 31, 2010, from 0.94% and 0.47% for the same period in 2009. During the three months ended March 31, 2010 and 2009, loan interest income includes $35.3 million (59 basis points of spread contribution) and $30.3 million (49 basis points of spread contribution), respectively, of fixed rate floor income.  The increase in fixed rate floor income throughout 2009 and the first quarter of 2010 is due to historically low interest rates.  The Company’s variable student loan spread increased throughout 2009 and the first quarter of 2010 as a result of the tightening of the commercial paper rate, which is the primary rate the Company earns on its student loan portfolio, and the LIBOR rate, which is the primary rate the Company pays to fund its student loan assets. The CP/LIBOR spread during the first quarter of 2009 was 52 basis points compared to 5 basis points during the first quarter of 2010.

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

As of March 31, 2010, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.56 billion as detailed below. This amount does not include cash flows that the Company expects to receive related to loans funded through the Department of Education’s Conduit and Loan Participation and Purchase Programs and other warehouse facilities or loans originated and/or acquired subsequent to March 31, 2010.  The Company expects the future cash flows shown below would correspond to earnings when excluding the amortization of loan premiums and deferred origination costs, potential derivative activity used by the Company to hedge the portfolio, and other portfolio management and administrative costs. Because the Company does not use gain-on-sale accounting when issuing asset-backed securitizations, the future earnings of these transactions are not yet reflected in the Company’s consolidated financial statements.

The increase in the Company’s expected portfolio cash flows from December 31, 2009 (which was $1.43 billion) is due to changes in forward rates, offset by cash received during the first quarter of 2010.

FFELP 2009-2010 Academic Year Originations

The Company continues to use the Department’s Participation Program to fund loans originated for the 2009-2010 academic year.  The Company has not yet determined if it will sell these loans to the Department under the Purchase Program. However, based on the number of 2009-2010 academic year loans held by the Company that are eligible for this program ($1.0 billion as of March 31, 2010) the Company estimates that it would recognize a gain of approximately $16 million to $18 million if it chose to sell these loans under this program. This gain does not include loans originated and/or acquired after March 31, 2010 which would increase the gain recognized by the Company.

Use Liquidity to Capitalize on Market Opportunities

Debt Repurchases

The Company plans to use its improved liquidity position to capitalize on market opportunities.  During the first quarter of 2010, the Company has used operating cash to repurchase additional asset-backed securities as summarized below. Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par are becoming more limited.

	Three months ended March 31, 2010
	Notional amount	Purchase price	Gain
Asset-backed securities	$274,250	264,073	10,177

Loan Purchases

As disclosed previously, since April 1, 2010, the Company has purchased approximately $2 billion (par value) of student loans.  The Company believes there will be opportunities to purchase FFELP loan portfolios and/or expand its current level of guarantee and third-party FFELP servicing volume from current FFELP participants looking to modify their involvement and/or exit the market.

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

Net Interest Income

The Company generates a significant portion of its earnings from the spread, referred to as its student loan spread, between the yield the Company receives on its student loan portfolio and the cost of funding these loans. This spread income is reported on the Company’s consolidated statements of income as net interest income. The amortization of loan premiums and discounts, including capitalized costs of origination, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company’s consolidated statements of income. The amortization of debt issuance costs is included in interest expense on the Company’s consolidated statements of income.

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

Investment interest income, which is a component of net interest income, includes income from unrestricted interest-earning deposits and investments and funds in the Company’s special purpose entities which are utilized for its asset-backed securitizations.

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

Enrollment Services Revenue – Enrollment services revenue primarily consists of the following items:

•
Interactive Marketing – Interactive marketing revenue is derived primarily from fees which are earned through the delivery of qualified leads or clicks. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead or click is delivered to the customer provided that no significant obligations remain. From time to time, the Company may agree to credit certain leads or clicks if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been immaterial and within management’s expectations.

For a portion of its interactive marketing revenue, the Company has agreements with providers of online media or traffic (“Publishers”) used in the generation of leads or clicks. The Company receives a fee from its customers and pays a fee to Publishers either on a cost per lead, cost per click, or cost per number of impressions basis. The Company is the primary obligor in the transaction. As a result, the fees paid by the Company’s customers are recognized as revenue and the fees paid to its Publishers are included in “cost to provide enrollment services” in the Company’s consolidated statements of income.

•
Publishing and editing services - Revenue from the sale of print products is generally earned and recognized, net of estimated returns, upon shipment or delivery. Revenue from the sale of editing services is generally recognized upon completion of providing the service.

•
Resource centers and list marketing – Resource centers and list marketing services includes the sale of subscription and performance based products and services, as well as list sales.  Revenues from sales of subscription and performance based products and services are recognized ratably over the term of the contract. Subscription and performance based revenues received or receivable in advance of the delivery of services is included in deferred revenue.  Revenue from the sale of lists is generally earned and recognized, net of estimated returns, upon delivery.

Software Services Revenue – Software services revenue is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products.  Computer and software consulting services are recognized over the period in which services are provided to customers.

Operating Expenses

Operating expenses includes indirect costs incurred to generate and acquire student loans, costs incurred to manage and administer the Company’s student loan portfolio and its financing transactions, costs incurred to service the Company’s student loan portfolio and the portfolios of third parties, the cost to provide enrollment services, costs incurred to provide tuition payment processing, campus commerce, resource center and list marketing services, software and technical services to third parties, the depreciation and amortization of capital assets and intangible assets, investments in products, services, and technology to meet customer needs and support continued revenue growth, and other general and administrative expenses.  The cost to provide enrollment services, as discussed previously, consists of costs incurred to provide interactive marketing and publishing and editing services in the Company’s Enrollment Services operating segment.  Operating expenses also includes employee termination benefits and lease termination costs related to the Company’s restructuring initiatives.

Three months ended March 31, 2010  compared to the three months ended March 31, 2009

Net Interest Income (net of settlements on derivatives)

	Three months ended March 31,
			Change
	2010	2009	$	%
Interest income:
Loan interest	$134,967	170,919	(35,952)	(21.0	) %
Investment interest	1,001	4,091	(3,090)	(75.5)
Total interest income	135,968	175,010	(39,042)	(22.3)
Interest expense:
Interest on bonds and notes payable	50,859	146,502	(95,643)	(65.3)
Net interest income	85,109	28,508	56,601	198.5
Provision for loan losses	5,000	7,500	(2,500)	(33.3)
Net interest income after
provision for loan losses	80,109	21,008	59,101	281.3

Derivative settlements, net (a)	(2,423)	24,358	(26,781)	(109.9)

Net interest income after
provision for loan losses (net of
settlements on derivatives)	$77,686	45,366	32,320	71.2%

(a)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.  Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting.  Derivative settlements for each applicable period should be evaluated with the Company’s net interest income.

Net interest income after provision for loan losses, net of settlements on derivatives, changed for the three months ended March 31, 2010 compared to same period in 2009 as follows:

	Three months ended March 31,
			Change
	2010	2009	$	%
Student loan interest margin, net of
settlements on derivatives (a)	$52,530	25,498	27,032	106.0%
Fixed rate floor income, net of
settlements on derivatives (b)	35,271	30,285	4,986	16.5
Variable-rate floor income, net of
settlements on derivatives (c)	—	1,460	(1,460)	(100.0)
Investment interest (d)	1,001	4,091	(3,090)	(75.5)
Corporate debt interest expense (e)	(6,116)	(8,468)	2,352	(27.8)
Provision for loan losses (f)	(5,000)	(7,500)	2,500	(33.3)

Net interest income after
provision for loan losses (net of
settlements on derivatives)	$77,686	45,366	32,320	71.2%

(a)
Variable student loan spread increased to 0.86% for the three months ended March 31, 2010 compared to 0.47% in 2009 as further discussed in this Item 2 under “Asset Generation and Management Operating Segment – Results of Operations – Student Loan Spread Analysis.”

(b)
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating fixed rate floor income. Due to lower interest rates in the three months ended March 31, 2010 compared to the same period in 2009, the Company received additional fixed rate floor income on a portion of its student loan portfolio.  See Item 3, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” for additional information.

(c)
Loans that reset annually on July 1 can generate excess spread income compared with the rate based on the special allowance payment formula in declining interest rate environments.  The Company refers to this additional income as variable-rate floor income.  A portion of the Company’s portfolio was earning variable-rate floor income during the first quarter of 2009. No variable-rate floor income was earned during the first quarter of 2010.

(d)	Investment interest decreased for the three months ended March 31, 2010 compared to the same period in 2009 due to lower interest rates in 2010.

(e)
Corporate debt interest expense decreased for the three months ended March 31, 2010 compared to the same period in 2009 as a result of a decrease in interest rates, as well as a reduction in debt outstanding due to the purchase of unsecured fixed rate debt.  The weighted average interest rate and notes outstanding on the Company’s unsecured line of credit was 0.725% and $691.5 million, respectively, as of March 31, 2010 compared to 1.042% and $691.5 million, respectively, as of March 31, 2009.  During 2009, the Company purchased $208.3 million of its 5.125% Senior Notes due 2010.

(f)	The provision for loan losses decreased for the three months ended March 31, 2010 compared to 2009 due to the aging of the Company’s student loan portfolio and improved credit performance.

Other Income

	Three months ended March 31,
			Change
	2010	2009	$	%
Loan and guaranty servicing revenue (a)	$36,394	26,471	9,923	37.5%
Tuition payment processing and campus commerce revenue (b)	17,382	15,538	1,844	11.9
Enrollment services revenue (c)	33,271	28,771	4,500	15.6
Software services revenue (d)	4,344	5,705	(1,361)	(23.9)
Other income (e)	7,260	8,787	(1,527)	(17.4)
Gain on sale of loans and debt repurchases, net (f)	10,177	7,869	2,308	100.0
Derivative market value and foreign currency adjustments (g)	4,105	(4,880)	8,985	(184.1)
Derivative settlements, net (h)	(2,423)	24,358	(26,781)	(109.9)
Total other income	$110,510	112,619	(2,109)	(1.9	) %

(a)
“Loan and guaranty servicing revenue” increased due to an increase in loan servicing revenue as a result of servicing loans for the Department, as well as an increase in guaranty servicing revenue as a result of recognizing $10.0 million in revenue related to rehabilitation collections on defaulted loans in the first quarter of 2010 compared to $0.4 million in 2009. See Item 2 under “Student Loan and Guaranty Servicing Operating Segment – Results of Operations” for additional information.

(b)
“Tuition payment processing and campus commerce revenue” increased due to an increase in the number of managed tuition payment plans and an increase in campus commerce transactions processed as discussed in this Item 2 under “Tuition Payment Processing and Campus Commerce Operating Segment – Results of Operations.”

(c)	“Enrollment services revenue” increased due to an increase in interactive marketing revenue as further discussed in this Item 2 under “Enrollment Services Operating Segment – Results of Operations.”

(d)
“Software and technical services revenue” decreased due to a reduction in the number of projects for existing customers and the loss of customers due to the legislative developments in the student loan industry throughout 2009 and 2010 as discussed in this Item 2 under “Loan and Guaranty Servicing Operating Segment – Results of Operations.”

(e)	The following table summarizes the components of “other income”.

	Three months ended March 31,
	2010	2009
Borrower late fee income	$3,258	3,030
Gain on sale of equity method investment	—	3,500
Other	4,002	2,257

Other income	$7,260	8,787

(f)
“Gain on sale of loans and debt repurchases, net” includes gains of $10.2 million and $8.1 million for the three months ended March 31, 2010 and 2009, respectively, related to the purchase of $274.3 million of asset-backed securities and $34.9 million of 5.125% Senior Notes due in 2010, respectively.

(g)
The change in “derivative market value and foreign currency adjustments” was primarily the result of the change in the fair value of the Company’s derivative portfolio and transaction gains/losses resulting from the remeasurement of the Company’s Euro-denominated bonds to U.S. dollars. These changes are summarized below.

	Three months ended March 31,
	2010	2009
Change in fair value of derivatives	$(67,570)	(52,122)
Foreign currency transaction adjustment	71,675	47,242

Derivative market value and foreign currency adjustments	$4,105	(4,880)

(h)
Further detail of the components of derivative settlements is included in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”  The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.  Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting.  Derivative settlements for each applicable period should be evaluated with the Company’s net interest income.

Operating Expenses

	Three months ended March 31,
	2010	2009	$ Change	% Change
Salaries and benefits (a)	$40,644	38,226	2,418	6.3%
Other expenses (b)	34,615	36,128	(1,513)	(4.2)
Operating expenses, excluding the cost
to provide enrollment services, restructure expenses,
and collection costs related to loan rehabilitation revenue	75,259	74,354	$905	1.2%
Cost to provide enrollment services	22,025	17,793
Restructure expense (c)	1,197	—
Collection costs related to loan rehabilitation revenue (d)	5,223	424
Total operating expenses	$103,704	92,571

(a)	Excludes restructure expenses related to employee termination costs.

(b)	Excludes restructure expenses related to lease terminations and collection costs related to loan rehabilitation revenue.

(c)	Restructure expense is included in “salaries and benefits” and “occupancy and communications” in the consolidated statements of income.

(d)
The Company incurred $5.2 million and $0.4 million in collection costs related to revenue earned from rehabilitation loans in the first quarter of 2010 and 2009, respectively. These costs are included in “professional and other services” in the consolidated statements of income and are shown separately in the above table for comparability purposes for the periods shown.

Excluding the cost to provide enrollment services, restructuring charges, and collection costs related to loan rehabilitation revenue, operating expenses increased $0.9 million (1.2%) for the three months ended March 31, 2010 compared to 2009. The Company continues to manage operating costs while growing its fee-based businesses.

Income Taxes

The Company’s effective tax rate was 37.5% and 38.0% for the three months ended March 31, 2010 and 2009, respectively. The effective tax rate for the first quarter of 2010 decreased as compared to the same period in 2009 due to various state tax law changes.

Additional information on the Company’s results of operations is included with the discussion of the Company’s operating segments in this Item 2 under “Operating Segments.”

Financial Condition as of March 31, 2010 compared to December 31, 2009

	As of	As of
	March 31,	December 31,	Change
	2010	2009	Dollars	Percent
Assets:
Student loans receivable, net	$24,835,493	23,926,957	908,536	3.8%
Cash, cash equivalents, and investments	1,097,136	1,055,414	41,722	4.0
Goodwill	143,717	143,717	—	—
Intangible assets, net	54,940	53,538	1,402	2.6
Fair value of derivative instruments	129,059	193,899	(64,840)	(33)
Other assets	581,600	502,902	78,698	15.6
Total assets	$26,841,945	25,876,427	965,518	3.7%

Liabilities:
Bonds and notes payable	$25,756,182	24,805,289	950,893	3.8%
Fair value of derivative instruments	6,074	2,489	3,585	144.0
Other liabilities	240,476	284,086	(43,610)	(15.4)
Total liabilities	26,002,732	25,091,864	910,868	3.6

Shareholders' equity	839,213	784,563	54,650	7.0
Total liabilities and shareholders' equity	$26,841,945	25,876,427	965,518	3.7%

Total assets and total liabilities increased during 2010 primarily due to the Company originating and acquiring student loans in the first quarter of 2010 and funding the loans with bonds and notes payable.

OPERATING SEGMENTS

The Company has four operating segments as follows: Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services, and Asset Generation and Management.  The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. In the first quarter of 2010, internal reporting to executive management (the “chief operating decision maker”) changed to reflect operational changes made within the organization. The operations of various segments changed in 2010 in order for the Company to capitalize on external servicing opportunities while obtaining maximum operating leverage. The change in operating results reviewed by management changed the operating segments historically reported by the Company.  The operational and internal reporting changes included moving the majority of software and information technology products and services and related expenses to the Student Loan and Guaranty Servicing operating segment.  The internal and external revenue and expenses related to these products and services were historically included within Corporate Activities and the former Software and Technical Services operating segment.  The Software and Technical Services operating segment no longer meets the definition of an operating segment as described in ASC Topic 280, Segment Reporting.  Prior period segment operating results were restated to conform to the current period presentation.

The accounting policies of the Company’s operating segments are the same as those described in the summary of significant accounting policies.  Intersegment revenues are charged by a segment to another segment that provides the product or service.  Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management.  Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information. In 2010, the Company began allocating certain corporate overhead expenses to the individual operating segments.  These expenses include certain corporate activities related to executive management, human resources, accounting and finance, legal, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services. These allocations were not made in 2009, and thus are not reflected in the 2009 segment operating results.

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

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statement presentation to provide the users of the financial statements additional information related to the operating results of the Company. These reclassifications include reclassifying the Company’s gains on debt repurchases to “gains on sale of loans and debt repurchases, net” which were previously included in “other income.” In addition, as discussed previously, in the first quarter of 2010, a change in operating results reviewed by management changed the operating segments historically reported by the Company. Prior period segment operating results were restated to conform to the current period presentation.

Segment Results and Reconciliations to GAAP

	Three months ended March 31, 2010
	Fee-Based
	Student	Tuition					Elimin-	"Base net
	Loan	Payment			Asset	Corporate	ations	income"
	and	Processing		Total	Generation	Activity	and	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Fee-	and	and	Reclass-	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	ifications	Results	Operations

Total interest income	$13	8	—	21	135,262	1,598	(913)	—	135,968
Interest expense	—	—	—	—	45,656	6,116	(913)	—	50,859
Net interest income (loss)	13	8	—	21	89,606	(4,518)	—	—	85,109

Less provision for loan losses	—	—	—	—	5,000	—	—	—	5,000
Net interest income (loss) after provision for loan losses	13	8	—	21	84,606	(4,518)	—	—	80,109

Other income (expense):
Loan and guaranty servicing revenue	36,648	—	—	36,648	—	(254)	—	—	36,394
Tuition payment processing and campus commerce revenue	—	17,382	—	17,382	—	—	—	—	17,382
Enrollment services revenue	—	—	33,271	33,271	—	—	—	—	33,271
Software services revenue	4,344	—	—	4,344	—	—	—	—	4,344
Other income	224	—	—	224	4,768	2,268	—	—	7,260
Gain on sale of loans and debt repurchases, net	—	—	—	—	10,177	—	—	—	10,177
Intersegment revenue	22,719	65	17	22,801	—	4,081	(26,882)	—	—
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	4,105	4,105
Derivative settlements, net	—	—	—	—	(2,423)	—	—	—	(2,423)
Total other income (expense)	63,935	17,447	33,288	114,670	12,522	6,095	(26,882)	4,105	110,510

Operating expenses:
Salaries and benefits	23,582	6,618	6,071	36,271	1,358	4,117	(105)	—	41,641
Restructure expense- severance and contract terminination costs	1,205	—	—	1,205	—	(8)	(1,197)	—	—
Cost to provide enrollment services	—	—	22,025	22,025	—	—	—	—	22,025
Other expenses	15,519	2,441	5,062	23,022	4,221	6,079	200	6,516	40,038
Intersegment expenses	2,982	839	450	4,271	20,825	684	(25,780)	—	—
Total operating expenses	43,288	9,898	33,608	86,794	26,404	10,872	(26,882)	6,516	103,704

Income (loss) before income taxes and corporate overhead allocation	20,660	7,557	(320)	27,897	70,724	(9,295)	—	(2,411)	86,915
Corporate overhead allocation	(1,189)	(396)	(396)	(1,981)	(1,981)	3,962	—	—	—
Income (loss) before income taxes	19,471	7,161	(716)	25,916	68,743	(5,333)	—	(2,411)	86,915
Income tax (expense) benefit (a)	(7,400)	(2,722)	273	(9,849)	(26,123)	2,463	—	916	(32,593)
Net income (loss)	$12,071	4,439	(443)	16,067	42,620	(2,870)	—	(1,495)	54,322

(a) Income taxes are applied based on 38% of income (loss) before taxes for the individual operating segments.

Three months ended March 31, 2010:
Before Tax Operating Margin (1)	32.3%	43.3%	(1.0%)	24.3%
Before Tax Operating Margin (2)	32.3%	43.3%	5.9%	26.3%

Three months ended March 31, 2009:
Before Tax Operating Margin (1)	30.1%	38.7%	3.6%	23.8%
Before Tax Operating Margin (2)	30.1%	38.7%	5.7%	24.4%

(1) Excludes corporate overhead allocation (2010)

(2) Excludes corporate overhead allocation  (2010) and list cost amortization expense (2010 and 2009)

	Three months ended March 31, 2009
	Fee-Based
	Student	Tuition					Elimin-	"Base net
	Loan	Payment			Asset	Corporate	ations	income"
	and	Processing		Total	Generation	Activity	and	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Fee-	and	and	Reclass-	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	ifications	Results	Operations

Total interest income	$66	30	—	96	172,587	1,427	(560)	1,460	175,010
Interest expense	—	—	—	—	138,594	8,468	(560)	—	146,502
Net interest income (loss)	66	30	—	96	33,993	(7,041)	—	1,460	28,508

Less provision for loan losses	—	—	—	—	7,500	—	—	—	7,500
Net interest income (loss) after provision for loan losses	66	30	—	96	26,493	(7,041)	—	1,460	21,008

Other income (expense):
Loan and guaranty servicing revenue	26,853	—	—	26,853	—	(382)	—	—	26,471
Tuition payment processing and campus commerce revenue	—	15,538	—	15,538	—	—	—	—	15,538
Enrollment services revenue	—	—	28,771	28,771	—	—	—	—	28,771
Software services revenue	5,705	—	—	5,705	—	—	—	—	5,705
Other income	112	—	—	112	4,651	4,024	—	—	8,787
Gain (loss) on sale of loans and debt repurchases, net	—	—	—	—	(206)	8,075	—	—	7,869
Intersegment revenue	21,958	57	—	22,015	—	4,000	(26,015)	—	—
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	(4,880)	(4,880)
Derivative settlements, net	—	—	—	—	24,358	—	—	—	24,358
Total other income (expense)	54,628	15,595	28,771	98,994	28,803	15,717	(26,015)	(4,880)	112,619

Operating expenses:
Salaries and benefits	22,354	6,545	6,095	34,994	1,775	3,802	(2,504)	159	38,226
Restructure expense- severance and contract terminination costs	—	—	—	—	—	—	—	—	—
Cost to provide enrollment services	—	—	17,793	17,793	—	—	—	—	17,793
Other expenses	12,874	2,408	3,295	18,577	4,959	6,862	—	6,154	36,552
Intersegment expenses	3,007	623	546	4,176	17,876	1,459	(23,511)	—	—
Total operating expenses	38,235	9,576	27,729	75,540	24,610	12,123	(26,015)	6,313	92,571

Income (loss) before income taxes	16,459	6,049	1,042	23,550	30,686	(3,447)	—	(9,733)	41,056
Income tax (expense) benefit (a)	(6,255)	(2,298)	(396)	(8,949)	(11,661)	1,310	—	3,699	(15,601)
Net income (loss)	$10,204	3,751	646	14,601	19,025	(2,137)	—	(6,034)	25,455

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

	Student	Tuition
	Loan	Payment		Asset	Corporate
	and	Processing		Generation	Activity
	Guaranty	and Campus	Enrollment	and	and
	Servicing	Commerce	Services	Management	Overhead	Total

	Three months ended March 31, 2010
Derivative market value and foreign currency adjustments	$—	—	—	(4,561)	456	(4,105)
Amortization of intangible assets	2,236	1,925	2,355	—	—	6,516
Compensation related to business combinations	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	—	—
Net tax effect (a)	(850)	(732)	(895)	1,733	(172)	(916)

Total adjustments to GAAP	$1,386	1,193	1,460	(2,828)	284	1,495

	Three months ended March 31, 2009
Derivative market value and foreign currency adjustments	$—	—	—	4,880	—	4,880
Amortization of intangible assets	1,225	1,887	3,042	—	—	6,154
Compensation related to business combinations	—	—	—	—	159	159
Variable-rate floor income, net of settlements on derivatives	—	—	—	(1,460)	—	(1,460)
Net tax effect (a)	(465)	(717)	(1,157)	(1,300)	(60)	(3,699)

Total adjustments to GAAP	$760	1,170	1,885	2,120	99	6,034

(a)	Income taxes are applied based on 38% for the individual operating segments.

Differences between GAAP and “Base Net Income”

Management’s financial planning and evaluation of operating results does not take into account the following items because their volatility and/or inherent uncertainty affect the period-to-period comparability of the Company’s results of operations.  A more detailed discussion of the differences between GAAP and “base net income” follows.

Derivative market value and foreign currency adjustments:  “Base net income” excludes the periodic unrealized gains and losses that are caused by the change in fair value on derivatives used in the Company’s risk management strategy in which the Company does not qualify for “hedge treatment” under GAAP.  As such, the Company recognizes changes in fair value of derivative instruments currently in earnings. The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.  Derivative instruments primarily used by the Company to manage interest rate risk includes interest rate swaps and basis swaps. Management has structured the majority of the Company's derivative transactions with the intent that each is economically effective. However, the Company does not qualify its derivatives for “hedge treatment,” and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item.  The Company believes these point-in-time estimates of asset and liability values that are subject to interest rate fluctuations make it difficult to evaluate the ongoing results of operations against its business plan and affect the period-to-period comparability of the results of operations.  Included in “base net income” are the economic effects of the Company’s derivative instruments, which includes any cash paid or received being recognized as an expense or revenue upon actual derivative settlements.  These settlements are included in “Derivative market value and foreign currency adjustments and derivative settlements, net” on the Company’s consolidated statements of income.

“Base net income” excludes the foreign currency transaction gains or losses caused by the re-measurement of the Company’s Euro-denominated bonds to U.S. dollars.  In connection with the issuance of the Euro-denominated bonds, the Company has entered into cross-currency interest rate swaps.  Under the terms of these agreements, the principal payments on the Euro-denominated notes will effectively be paid at the exchange rate in effect at the issuance date of the bonds.  The cross-currency interest rate swaps also convert the floating rate paid on the Euro-denominated bonds (EURIBOR index) to an index based on LIBOR.   Included in “base net income” are the economic effects of any cash paid or received being recognized as an expense or revenue upon actual settlements of the cross-currency interest rate swaps. These settlements are included in “Derivative market value and foreign currency adjustments and derivative settlements, net” on the Company’s consolidated statements of income.  However, the gains or losses caused by the re-measurement of the Euro-denominated bonds to U.S. dollars and the change in market value of the cross-currency interest rate swaps are excluded from “base net income” as the Company believes the point-in-time estimates of value that are subject to currency rate fluctuations related to these financial instruments make it difficult to evaluate the ongoing results of operations against the Company’s business plan and affect the period-to-period comparability of the results of operations.  The re-measurement of the Euro-denominated bonds generally correlates with the change in fair value of the cross-currency interest rate swaps.  However, the Company will experience unrealized gains or losses related to the cross-currency interest rate swaps if the two underlying indices (and related forward curve) do not move in parallel.

The gains and/or losses included in “Derivative market value and foreign currency adjustments and derivative settlements, net” on the Company’s consolidated statements of income are primarily caused by interest rate and currency volatility, as well as the volume and terms of derivatives not receiving hedge treatment.  “Base net income” excludes these unrealized gains and losses and isolates the effect of interest rate and currency volatility related to the fair value of such instruments during the period.  Under GAAP, the effects of these factors on the fair value of the derivative instruments (but not the underlying hedged item) tend to show more volatility in the short term.

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

This operating segment also develops student loan servicing software, which is used internally by the Company and also licensed to third-party student loan holders and servicers. In addition, this operating segment provides information technology products and services, with core areas of business in educational loan software solutions, business intelligence, technical consulting services, and Enterprise Content Management solutions.

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

In June 2009, the Department of Education named the Company as one of four private sector companies awarded a servicing contract to service all federally-owned student loans, including FFELP loans purchased by the Department pursuant to ECASLA. By August 2010, the Company expects to also begin servicing new loans originated under the Direct Loan Program. Servicing volume has initially been allocated by the Department to the four servicers, and performance factors such as customer satisfaction levels and default rates will determine volume allocations over time. The contract spans five years, with one five-year renewal option. Servicing loans under this contract will increase revenue earned by this segment.  However, operating margins under this contract are expected to be lower than historical levels achieved.

Segment Summary of Results

Significant items for the three months ended March 31, 2010 compared to the same period in 2009 include:

•	A $4.8 billion increase in Department of Education loan servicing volume from December 31, 2009

•	An increase in guaranty servicing revenue due to $10.0 million in revenue earned in the first quarter of 2010 from rehabilitation collections on defaulted loan assets

Student Loan Servicing Volumes (dollars in millions)

The table below includes a summary of key data related to the Company’s servicing portfolio.

	As of December 31, 2009	As of March 31, 2010	As of April 30, 2010
Number of Borrowers:
Government Servicing	441,913	1,055,896	1,209,186
FFELP Servicing	2,311,558	2,327,016	2,320,994

Servicing volume (in millions):
Government Servicing	$3,439	$8,241	$9,464
FFELP Servicing	$32,388	$32,980	$33,224

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

	Three months ended March 31,
			Change
	2010	2009	$	%
Net interest income	$13	66	(53)	(80.3	) %

Loan and guaranty servicing revenue	36,648	26,853	9,795	36.5
Software services revenue	4,344	5,705	(1,361)	(23.9)
Other income	224	112	112	100.0
Intersegment revenue	22,719	21,958	761	3.5
Total other income	63,935	54,628	9,307	17.0
Salaries and benefits	23,582	22,354	1,228	5.5
Restructure expense	1,205	—	1,205	100.0
Other expenses	15,519	12,874	2,645	20.5
Intersegment expenses	2,982	3,007	(25)	(0.8)
Total operating expenses	43,288	38,235	5,053	13.2
"Base net income" before income taxes and corporate overhead allocation	20,660	16,459	4,201	25.5
Corporate overhead allocation	(1,189)	—	(1,189)	(100.0)
"Base net income" before income taxes	19,471	16,459	3,012	18.3%
Income tax expense	(7,400)	(6,255)	(1,145)	18.3
"Base net income"	$12,071	10,204	1,867	18.3%

Before Tax Operating Margin (a)	32.3%	30.1%

              (a)      Excludes corporate overhead allocation.

Total other income.

	Three months ended March 31,
	2010				2009
	Origination revenue	Servicing revenue	Software services revenue and information technology	Total revenue	Origination revenue	Servicing revenue	Software services revenue and information technology	Total revenue
FFELP servicing (a)	$168	12,456	—	12,624	317	15,469	—	15,786

Private servicing	196	1,923	—	2,119	60	1,812	—	1,872

Government servicing (b)	—	3,540	—	3,540	—	—	—	—

Guaranty servicing (c)	82	18,283	909	19,274	178	9,017	875	10,070

Other (d)	—	224	3,435	3,659	—	112	4,830	4,942

Total third-party revenue	446	36,426	4,344	41,216	555	26,410	5,705	32,670

Intersegment revenue (e)	3,097	18,494	1,128	22,719	2,701	17,135	2,122	21,958

Total other income	$3,543	54,920	5,472	63,935	3,256	43,545	7,827	54,628

(a)
FFELP origination revenue decreased in 2010 compared to 2009 due to lenders exiting the FFELP marketplace as a result of legislative changes and disruptions in the capital markets. FFELP servicing revenue decreased in 2010 due to the loss of life of loan servicing and transfer related activities for third party clients that sold loans to the Department of Education under the Purchase Program.

(b)	The Company began servicing loans for the Department of Education in September 2009.

(c)
Guaranty servicing revenue increased in 2010 due to $10.0 million in revenue earned from rehabilitation collections on defaulted loan assets in the first quarter of 2010.  In the first quarter of 2009, revenue from rehabilitation collections on defaulted loans was $0.4 million.

(d)
The decrease in software services revenue in 2010 compared to the same period in 2009 is the result of a reduction in the number of projects for existing external customers and the loss of external customers due to legislative developments in the student loan industry throughout 2009 and 2010.

(e)
Intersegment origination and servicing revenue increased in 2010 compared to the same period in 2009 due to an increase in the Company’s disbursement volume and composition of the Company’s loan portfolio, respectively.

Operating expenses.  Excluding restructure charges and collection fees paid related to rehabilitation revenue, operating expenses decreased $1.0 million (2.5%) for the three months ended March 31, 2010 compared to the same periods in 2009. These decreases were a result of cost savings from the Company’s restructuring plans.

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

Segment Summary of Results

Significant items for the three months ended March 31, 2010 compared to the same period in 2009 include:

•	A $1.8 million (12%) increase in revenue as a result of an increase in the number of managed tuition payment plans and campus commerce transactions processed

•	An insignificant change in operating expenses, despite the growth in revenue, due to the Company’s continued focus on managing costs and gaining efficiencies

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

	Three months ended March 31,
			Change
	2010	2009	$	%
Net interest income	$8	30	(22)	(73.3	) %

Tuition payment processing and campus commerce revenue	17,382	15,538	1,844	11.9
Intersegment revenue	65	57	8	14.0
Total other income	17,447	15,595	1,852	11.9
Salaries and benefits	6,618	6,545	73	1.1
Other expenses	2,441	2,408	33	1.4
Intersegment expenses	839	623	216	34.7
Total operating expenses	9,898	9,576	322	3.4
"Base net income" before income taxes and corporate overhead allocation	7,557	6,049	1,508	24.9
Corporate overhead allocation	(396)	—	(396)	(100.0)
"Base net income" before income taxes	7,161	6,049	1,112	18.4
Income tax expense	(2,722)	(2,298)	(424)	18.5
"Base net income"	$4,439	3,751	688	18.3%

Before Tax Operating Margin (a)	43.3%	38.7%

              (a)      Excludes corporate overhead allocation.

Tuition payment processing and campus commerce revenue. Tuition payment processing and campus commerce revenue increased in 2010 compared to the same period in 2009 as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce transactions processed.

Operating expenses. Operating expenses remained relatively flat for the three months ended March 31, 2010 compared to 2009 as a result of a continued focus on managing costs and gaining efficiencies.

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

The Enrollment Services segment offers products and services that are focused on helping colleges recruit and retain students (interactive and list marketing services) and helping students plan and prepare for life after high school (publishing and editing services and resource centers). Interactive marketing products and services include vendor lead management services, admissions lead generation, pay per click marketing management, email marketing, and admissions consulting. Publishing and editing services include test preparation study guides and essay and resume editing services. Resource centers and list marketing products and services include online courses and related services and list marketing services.

Segment Summary of Results

Significant items for the three months ended March 31, 2010 compared to the same period in 2009 include:

•	A $4.5 million (16%) increase in revenue as a result of an increase in interactive marketing services volume

•	A decrease in gross profit margin for interactive marketing services due to more competitive pricing

•	A $1.7 million increase in operating expenses due to accelerating the amortization of student list costs in the first quarter of 2010

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

	Three months ended March 31,
			Change
	2010	2009	$	%
Enrollment services revenue	$33,271	28,771	4,500	15.6
Intersegment revenue	17	—	17	100.0
Total other income	33,288	28,771	4,517	15.7
Salaries and benefits	6,071	6,095	(24)	(0.4)
Cost to provide enrollment services	22,025	17,793	4,232	23.8
Other expenses	5,062	3,295	1,767	53.6
Intersegment expenses	450	546	(96)	(17.6)
Total operating expenses	33,608	27,729	5,879	21.2
"Base net (loss) income" before income taxes and corporate overhead allocation	(320)	1,042	(1,362)	(130.7)
Corporate overhead allocation	(396)	—	(396)	(100.0)
"Base net (loss) income" before income taxes	(716)	1,042	(1,758)	(168.7)
Income tax benefit (expense)	273	(396)	669	(168.9)
"Base net (loss) income"	$(443)	646	(1,089)	(168.6	) %

Before Tax Operating Margin (a)	(1.0%)	3.6%

Before Tax Operating Margin (b)	5.9%	5.7%

              (a)      Excludes corporate overhead allocation.

              (b)      Excludes corporate overhead allocation and list cost amortization expense.

Enrollment services revenue, cost to provide enrollment services, and gross profit.

	Three months ended March 31, 2010
		Publishing		Resource
		and		centers
	Interactive	editing		and list
	marketing (a)	services (b)	Subtotal	marketing (c)	Total
Enrollment services revenue	$27,767	2,394	30,161	3,110	33,271
Cost to provide enrollment services	21,198	827	22,025

Gross profit	$6,569	1,567	8,136

Gross profit %	23.7%	65.5%	27.0%

	Three months ended March 31, 2009
		Publishing		Resource
		and		centers
	Interactive	editing		and list
	marketing (a)	services (b)	Subtotal	marketing (c)	Total
Enrollment services revenue	$22,913	2,880	25,793	2,978	28,771
Cost to provide enrollment services	16,614	1,179	17,793

Gross profit	$6,299	1,701	8,000

Gross profit %	27.5%	59.1%	31.0%

(a)
Interactive marketing revenue increased $4.9 million (21.2%) for the three months ended March 31, 2010 compared to the same period in 2009 as a result of an increase in interactive marketing services volume.  The gross profit margin for interactive marketing services decreased due to more competitive pricing.

(b)
Publishing and editing services revenue decreased $0.5 million (16.9%) for the three months ended March 31, 2010 compared to 2009 due to competition related to online delivery of similar products. The gross profit margin for publishing and editing services increased as a result of a shift in the mix of products sold.

(c)
Resource center and list marketing revenue increased $0.1 million (4.4%) for the three months ended March 31, 2010 compared to 2009.  Resource center and list marketing revenue grew modestly due to slowly improving general economic conditions.

Other expenses.  Other expenses for the three months ended March 31, 2010 and 2009 includes $2.3 million and $0.6 million, respectively, of amortization expense related to student list costs. During the first quarter of 2010, the Company began accelerating the amortization of student list costs over a shorter period of time to better reflect the pattern in which the economic benefit of this asset is used to generate revenue.

Operating expenses.  Excluding the cost to provide enrollment services and list amortization expenses, operating expenses decreased $0.7 million (6.6%) for the three months ended March 31, 2010 compared to the same period in 2009 as a result of continued focus on cost efficiencies.

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

Segment Summary of Results

Significant items for the three months ended March 31, 2010 compared to the same period in 2009 include:

•	An increase in student loan spread due to the tightening of the CP/LIBOR spread and an increase in fixed rate floor income

•	A gain of $10.2 million from the purchase of $274.3 million of the Company’s asset-backed securities

Student Loan Portfolio

The tables below outline the components of the Company’s student loan portfolio:

	As of March 31, 2010
			Originated	Originated	2009-2010
			prior to	on or after	Academic Year
	Total		10/1/07	10/1/07 (a)	Loans (b)
Federally insured:
Stafford	$7,568,223	30.5%	$6,105,355	532,957	929,911
PLUS/SLS	514,293	2.1%	361,402	53,895	98,996
Consolidation	16,329,746	65.7%	16,027,438	302,308	—

Total federally insured	24,412,262	98.3%	$22,494,195	889,160	1,028,907
	100.0%		92.2%	3.6%	4.2%

Non-federally insured	138,890	0.6%

Total student loans receivable (gross)	24,551,152	98.9%

Unamortized premiums and deferred
origination costs	333,741	1.3%
Allowance for loan losses:
Federally insured	(30,744)	(0.1%)
Non-federally insured	(18,656)	(0.1%)

Total student loans receivable (net)	$24,835,493	100.0%

	As of December 31, 2009
			Originated	Originated	2009-2010
			prior to	on or after	Academic Year
	Total		10/1/07	10/1/07 (a)	Loans (b)
Federally insured:
Stafford	$7,145,966	29.9%	$6,237,445	494,611	413,910
PLUS/SLS	474,826	2.0%	372,434	52,122	50,270
Consolidation	15,851,761	66.3%	15,665,937	185,824	—

Total federally insured	23,472,553	98.2%	$22,275,816	732,557	464,180
	100.0%		94.9%	3.1%	2.0%

Non-federally insured	163,321	0.6%

Total student loans receivable (gross)	23,635,874	98.8%

Unamortized premiums and deferred
origination costs	341,970	1.4%
Allowance for loan losses:
Federally insured	(30,102)	(0.1%)
Non-federally insured	(20,785)	(0.1%)

Total student loans receivable (net)	$23,926,957	100.0%

(a)	Federally insured student loans originated on or after October 1, 2007 earn a reduced annual yield as a result of the enactment of the College Cost Reduction Act in September 2007.

(b)	2009-2010 Academic Year loans are eligible to be participated and sold to the Department under the Department’s Participation and Purchase Programs.

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

The following table sets forth the activity of loans originated or acquired through each of the Company’s channels:

Beginning balance	$23,635,874	25,061,049
Direct channel - Stafford/PLUS loan originations	587,483	541,592
Branding partner channel	285,119	412,313
Forward flow channel	92,218	—
Other channels (a)	585,921	13,805

Total channel acquisitions	1,550,741	967,710

Repayments, claims, capitalized interest, participations, and other	(491,553)	(628,927)
Consolidation loans lost to external parties	(123,878)	(105,518)
Loans sold	(20,032)	(20,141)
Ending balance	$24,551,152	25,274,173

              (a)     Includes the purchase of $535.9 million in loans from Union Bank in 2010.

As discussed previously, as a result of the Reconciliation Act of 2010, the Company will no longer originate first disbursements on any FFELP loans after June 30, 2010.  If a first disbursement has been made prior to July 1, 2010, subsequent disbursements of that loan may still be made under the FFELP.

Due to the legislative changes in the student loan industry, the Company believes there will be opportunities to purchase FFELP loan portfolios on behalf of current FFELP participants looking to modify their involvement in FFELP and/or exit the market. For example, since April 1, 2010 the Company has purchased approximately $2 billion of FFELP student loans from various third-parties.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company’s allowance for loan losses is presented in the following table:

	Three months ended March 31,
	2010	2009
Balance at beginning of period	$50,887	50,922
Provision for loan losses:
Federally insured loans	4,000	5,500
Non-federally insured loans	1,000	2,000
Total provision for loan losses	5,000	7,500
Charge-offs, net of recoveries:
Federally insured loans	(4,068)	(3,247)
Non-federally insured loans	(1,129)	(658)
Net charge-offs	(5,197)	(3,905)
Purchase (sale) of federally insured loans	710	(520)
Sale of non-federally insured loans	(2,000)	(5,500)
Balance at end of period	$49,400	48,497
Allocation of the allowance for loan losses:
Federally insured loans	$30,744	27,310
Non-federally insured loans	18,656	21,187
Total allowance for loan losses	$49,400	48,497

Allowance for federally insured loans as a percentage such loans	0.13%	0.11%
Allowance for non-federally insured loans as a percentage such loans	13.43%	9.70%

As of March 31, 2010, the Company has participated $115.5 million of non-federally insured loans to third parties, including $20.0 million that were participated during the three months ended March 31, 2010.  Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.  The activity in the accrual account related to this repurchase obligation, which is included in “other liabilities” in the Company’s consolidated balance sheet, is detailed below.

	Three months ended March 31,
	2010	2009
Beginning balance	$10,600	—
Transfer from allowance for loan losses	2,000	5,500
Ending balance	$12,600	5,500

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s student loan delinquency amounts:

	As of March 31, 2010		As of December 31, 2009
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment (a)	$6,159,440		$5,783,648
Loans in forebearance (b)	2,646,435		2,495,672
Loans in repayment status:
Loans current	13,592,902	87.2%	13,038,428	85.8%
Loans delinquent 31-60 days (c)	569,612	3.6	691,232	4.5
Loans delinquent 61-90 days (c)	348,448	2.2	314,265	2.1
Loans delinquent 91 days or greater (d)	1,095,425	7.0	1,149,308	7.6
Total loans in repayment	15,606,387	100.0%	15,193,233	100.0%
Total federally insured loans	$24,412,262		$23,472,553
Non-Federally Insured Loans:
Loans in-school/grace/deferment (a)	$27,890		$34,815
Loans in forebearance (b)	1,280		1,919
Loans in repayment status:
Loans current	102,381	93.3%	118,761	93.8%
Loans delinquent 31-60 days (c)	2,138	1.9	3,023	2.4
Loans delinquent 61-90 days (c)	1,931	1.8	1,559	1.2
Loans delinquent 91 days or greater (d)	3,270	3.0	3,244	2.6
Total loans in repayment	109,720	100.0%	126,587	100.0%
Total non-federally insured loans	$138,890		$163,321

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

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

	Three months ended March 31,
	2010	2009
Variable student loan yield	2.56%	3.26%
Consolidation rebate fees	(0.71)	(0.71)
Premium and deferred origination costs amortization	(0.27)	(0.30)
Variable student loan net yield	1.58	2.25
Student loan cost of funds - interest expense	(0.75)	(2.16)
Student loan cost of funds - derivative settlements	0.03	0.38
Variable student loan spread	0.86	0.47
Variable rate floor income,
net of settlements on derivatives	—	(0.02)
Fixed rate floor income,
net of settlements on derivatives	0.59	0.49

Core student loan spread	1.45%	0.94%

Average balance of student loans	$24,080,805	25,265,903
Average balance of debt outstanding	24,197,221	25,764,285

The Company’s variable student loan spread has increased primarily due to the tightening of the CP/LIBOR spread.  Historically, the movement of the various interest rate indices received on the Company’s student loan assets, primarily three-month commercial paper, and paid on the debt to fund such loans, primarily LIBOR, was highly correlated.  The short term movement of these indices was dislocated beginning in August 2007 which negatively impacted the Company’s net interest income during the first quarter of 2009.  Beginning in the fourth quarter of 2009, the CP/LIBOR spread began to tighten to more historical levels, which has had a positive impact on spread.  The CP/LIBOR spread during the first quarter of 2009 was 52 basis points compared to 5 basis points for the same period in 2010.

Core student loan spread has also increased due to an increase in fixed rate floor income.  The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating fixed rate floor income.  Due to the decrease in the short-term interest rates, the Company earned fixed rate floor income of $35.3 million during the first quarter of 2010 compared to $30.3 million in 2009.

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

	Three months ended March 31,
			Change
	2010	2009	$	%
Net interest income after provision
for loan losses	$84,606	26,493	58,113	219.4%

Other income	4,768	4,651	117	2.5
Gain (loss) on sale of loans and debt repurchases, net	10,177	(206)	10,383	(5,040.3)
Derivative settlements, net	(2,423)	24,358	(26,781)	(109.9)
Total other income	12,522	28,803	(16,281)	(56.5)

Salaries and benefits	1,358	1,775	(417)	(23.5)
Other expenses	4,221	4,959	(738)	(14.9)
Intersegment expenses	20,825	17,876	2,949	16.5
Total operating expenses	26,404	24,610	1,794	7.3

"Base net income" before income taxes and corporate overhead allocation	70,724	30,686	40,038	130.5
Corporate overhead allocation	(1,981)	—	(1,981)	(100.0)
"Base net income" before income taxes	68,743	30,686	38,057	124.0
Income tax expense	(26,123)	(11,661)	(14,462)	124.0

"Base net income"	$42,620	19,025	23,595	124.0%

Net interest income after provision for loan losses (net of settlements on derivatives).

	Three months ended March 31,		Change
	2010	2009	Dollars	Percent
Student loan interest, net of settlements
on derivatives	$155,801	226,661	(70,860)	(31.3	) %
Consolidation rebate fees	(42,449)	(44,478)	2,029	4.6
Amortization of loan premiums and
deferred origination costs	(16,080)	(18,651)	2,571	13.8
Interest on bonds and notes payable	(44,742)	(138,034)	93,292	(67.6)
Student loan interest margin, net of
settlements on derivatives	52,530	25,498	27,032	(106.0)
Fixed rate floor income, net of settlements
on derivatives	35,271	30,285	4,986	16.5
Investment interest	295	3,128	(2,833)	(90.6)
Intercompany interest	(913)	(560)	(353)	63.0
Provision for loan losses	(5,000)	(7,500)	2,500	(33.3)

Net interest income after provision for loan
losses (net of settlements on derivatives)	$82,183	50,851	31,332	61.6%
`
•
Student loan interest, net of settlements on derivatives, decreased $70.9 million as a result of a decrease in the average student loan portfolio of $1.2 billion (4.7%) and a decrease in the yield earned on student loans due to a decrease in interest rates for the three months ended March 31, 2010 compared to 2009.

•	Consolidation rebate fees decreased due to the $0.4 billion (2.6%) decrease in the average consolidation portfolio.

•	The amortization of loan premiums and deferred origination costs decreased as a result of reduced costs to acquire or originate loans.

•
Interest expense decreased as a result of a decrease in interest rates on the Company’s variable rate debt which lowered the Company’s cost of funds (excluding net derivative settlements) to 0.75% for the three months ended March 31, 2010 compared to 2.16% for the same period a year ago.  In addition, average debt decreased by $1.6 billion (6.1%) for the three months ended March 31, 2010 compared to 2009.

•
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate creating fixed rate floor income. Due to lower interest rates in the three months ended March 31, 2010 compared to the same period in 2009, the Company received additional fixed rate floor income on a portion of its student loan portfolio.

•	Investment income decreased as a result of lower interest rates and a decrease in average cash held for the three months ended March 31, 2010 compared to 2009.

•	The provision for loan losses decreased for the three months ended March 31, 2010 compared to 2009 due to the aging of the Company’s student loan portfolio and improved credit performance.

•
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting. Derivative settlements for each applicable period should be evaluated with the Company’s net interest income.

Gain (loss) on sale of loans and debt repurchases, net.  During the three months ended March 31, 2010, the Company purchased $274.3 million of its asset-backed securities resulting in gains of $10.2 million.  During the three months ended March 31, 2009, the Company sold $20.0 million (par value) of federally insured student loans to Union Bank, an entity under common control, resulting in the recognition of a loss of $0.2 million.

Salaries and benefits and other expenses.  “Salaries and benefits” and “other expenses” decreased for the three months ended March 31, 2010 compared to the same period in 2009 as a result of continued focus by the Company on managing costs and gaining efficiencies and continued benefits from restructuring activities.

Intersegment expenses.  Intersegment expenses increased for the three months ended March 31, 2010 compared to the same period in 2009 due to additional fees paid to the Student Loan and Guaranty Servicing operating segment.  These additional fees relate to an increase in origination fees due to an increase in disbursement volume and an increase in servicing fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s fee generating businesses are non-capital intensive and all produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to the fee-based segments and any liquidity or capital needs are satisfied using cash flow from operations. Therefore, the Liquidity and Capital Resources discussion is concentrated on the Company’s liquidity and capital needs to meet existing debt obligations, primarily unsecured corporate debt and debt facilities in the Asset Generation and Management operating segment, and fund new FFELP student loan originations and acquisitions from third parties.

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

The following table summarizes the Company’s debt obligations as of March 31, 2010.

	Carrying	Interest rate	Final
	amount	range	maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$22,274,664	0.24% - 6.90%	05/01/11 - 11/25/43
Department of Education Participation	1,028,402	0.71%	09/30/10
FFELP warehouse facility	80,051	0.22% - 0.33%	08/03/12
Department of Education Conduit	1,384,819	0.23%	05/08/14
Other borrowings	31,780	0.23% - 5.10%	11/14/10 - 11/01/15
	24,799,716

Unsecured Corporate Debt:
Senior notes	66,716	5.125%	06/01/10
Unsecured line of credit	691,500	0.73%	05/08/12
Junior Subordinated Hybrid securities	198,250	7.40%	09/15/61
	956,466

	$25,756,182

Liquidity Needs

The Company has three primary liquidity needs:

•   Satisfy unsecured debt obligations, specifically its unsecured senior notes and unsecured line of credit

•  Satisfy debt obligations secured by student loan assets and related collateral

•  Fund 2009-2010 academic year FFELP Stafford and PLUS loan originations and FFELP student loan acquisitions from third parties

Liquidity Needs and Sources of Liquidity Available to Satisfy Unsecured Debt Obligations

Excluding the Junior Subordinated Hybrid securities (which have a maturity in 2061), the Company has the following unsecured debt obligations outstanding:

As of May 7, 2010
Unsecured Corporate Debt:
Senior Notes - due June 2010	$66,716
Unsecured line of credit - due May 2012	691,500
$758,216

Sources of liquidity currently available

The following table details the Company’s sources of liquidity currently available:

As of May 7, 2010
Sources of primary liquidity:
Cash and cash equivalents	$440,000
Unencumbered FFELP student loan assets	4,000
Unencumbered private student loan assets	108,000
Asset-backed security investments - Class B subordinated notes (a)	77,000
Asset-backed security investments (b)	107,000

Total sources of primary liquidity	$736,000

(a)
As part of the Company’s issuance of asset-backed securitizations in March 2008 and May 2008, due to credit market conditions when these notes were issued, the Company purchased the Class B subordinated notes of $36 million (par value) and $41 million (par value), respectively. These notes are not included on the Company’s consolidated balance sheet. If the credit market conditions continue to improve, the Company anticipates selling these notes to third parties. Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. The amount included in the table above is the par value of these subordinated notes and may not represent market value upon sale of the notes.

(b)
During 2009 and 2010, the Company purchased $622.4 million of its own asset-backed securities (bonds and notes payable).  For accounting purposes, these notes were effectively retired and are not included on the Company’s consolidated balance sheet.  However, $107 million of these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.  The amount included in the table above is the par value of these notes and may not represent market value upon sale of the notes.

Cash generated from operations

In addition to current sources of liquidity, the Company plans to use cash generated from operations to satisfy its unsecured debt obligations.  The Company has historically generated positive cash flow from operations.  For the three months ended March 31, 2010 and year ended December 31, 2009, the Company had net cash flow from operating activities of $55.7 million (excluding $52.9 million in cash used to purchase U.S. Treasury securities classified as a trading investment) and $324.7 million, respectively.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The Company had the following debt obligations outstanding that are secured by student loan assets and related collateral.

	As of March 31, 2010
	Carrying	Final
	amount	maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$22,274,664	05/01/11 - 11/25/42
Department of Education Participation	1,028,402	09/30/10
FFELP warehouse facility	80,051	08/03/12
Department of Education Conduit	1,384,819	05/08/14
Other borrowings	31,780	11/14/10 and 11/01/15
	$24,799,716

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

As of March 31, 2010, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.56 billion as detailed below. This amount does not include cash flows that the Company expects to receive related to loans funded through the Department of Education’s Conduit and Loan Participation and Purchase Programs and other warehouse facilities or loans originated and/or acquired subsequent to March 31, 2010.  The Company expects the future cash flows shown below would correspond to earnings when excluding the amortization of loan premiums and deferred origination costs, potential derivative activity used by the Company to hedge the portfolio, and other portfolio management and administrative costs. Because the Company does not use gain-on-sale accounting when issuing asset-backed securitizations, the future earnings of these transactions are not yet reflected in the Company’s consolidated financial statements.

The increase in the Company’s expected portfolio cash flows from December 31, 2009 (which was $1.43 billion) is due to changes in forward rates, offset by cash received during the first quarter of 2010.

Department of Education Participation / FFELP Warehouse Facility

The Department of Education Participation and FFELP warehouse facility are further discussed below under “Sources of Liquidity Available to Fund 2009-2010 Academic Year FFELP Stafford and PLUS Loan Originations and FFELP Student Loan Acquisitions from Third Parties.”

Department of Education Conduit

In January 2009, the Department published summary terms for its program under which it will finance eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”).  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. The Conduit Program was launched on May 11, 2009. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances are contributed by the Company. The Conduit Program has a term of five years and expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans.

Sources of Liquidity Available to Fund 2009-2010 Academic Year FFELP Stafford and PLUS Loan Originations and FFELP Student Loan Acquisitions from Third Parties

The Company has reliable sources of liquidity available for new FFELP Stafford and PLUS loan originations for the 2009-2010 academic year under the Department’s Participation and Purchase Programs.  In addition, the Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans, and in August 2009, the Company entered into a FFELP warehouse facility with a revolving financing structure.

The Company plans to fund all 2009-2010 academic year loans using the Participation Program, the agreement with Union Bank, and the  FFELP warehouse facility.  These facilities are described in further detail below.

The Company plans to fund FFELP student loan acquisitions from third parties using the agreement with Union Bank, the FFELP warehouse facility, and, if loans are eligible, the Department’s Conduit Program.

Department of Education’s Loan Participation and Purchase Commitment Programs

In August 2008, the Department implemented the Purchase and Participation Programs pursuant to ECASLA. Under the Department’s Purchase Program, the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Under the Participation Program, the Department provides interim short term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program for the 2009-2010 academic year must be either refinanced by the lender or sold to the Department pursuant to the Purchase Program on or prior to September 30, 2010. To be eligible for purchase or participation under the Department’s programs, loans are limited to FFELP Stafford or PLUS loans first disbursed on or before May 1, 2008 but not later than July 1, 2010, with eligible borrower benefits.

As of March 31, 2010, the Company had $1.0 billion of 2009-2010 academic year FFELP loans funded using the Participation Program. The Company has not yet determined if it will sell its 2009-2010 academic year loans to the Department under the Purchase Program. However, based on the number of 2009-2010 academic year loans held by the Company that are eligible for this program ($1.0 billion as of March 31, 2010), the Company would recognize a gain of approximately $16 million to $18 million if it chose to sell these loans under this program. This gain does not include loans originated and/or acquired after March 31, 2010 which would increase the gain recognized by the Company.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day period upon termination of the participation certificate. As of March 31, 2010, $725.9 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

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

On May 5, 2010, the Company amended the 2009 FFELP Warehouse Facility to increase the maximum financing amount by $500.0 million, to $1.0 billion in total.  All loans funded with the additional $500.0 million of capacity must be eligible for the Department’s Straight-A Funding Conduit Program.  The financing cost on the entire FFELP Warehouse Facility will increase by 300 basis points on any day after June 30, 2010 when the aggregate note balance is greater than $500.0 million.  However, the Company intends to refinance loans in the warehouse facility that are eligible for the Department’s Conduit Program in advance of June 30, 2010 to avoid paying the increased cost.

The 2009 FFELP Warehouse Facility provides for formula based advance rates depending on FFELP loan type up to a maximum of 92 percent to 98 percent of the principal and interest financed. The advance rates for collateral may increase or decrease based on market conditions. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility. Unlike the Company’s prior FFELP warehouse facility, the new facility does not require the Company to refinance or remove a percentage of the pledged student loan collateral on an annual basis.  As of March 31, 2010 and May 7, 2010, $80.1 million and $962.5 million, respectively, was outstanding under this facility and $419.9 million and $37.5 million, respectively, was available for future use. Upon termination or expiration of the facility, the Company would expect to access the securitization market, use operating cash, rely on sale of assets, or transfer collateral to satisfy any remaining obligations.

Asset-backed securities transactions

Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market.  Asset-backed securities transactions would be used to refinance student loans included in the FFELP warehouse facility, the Department of Education Conduit facility, and/or existing asset-backed security transactions.  The FFELP warehouse facility and DOE Conduit facility have advance rates that are less than par.  As of March 31, 2010 and May 7, 2010, the Company had approximately $8.9 million and $13.9 million, respectively, advanced in operating cash for the FFELP warehouse facility and $62.7 million and $76.2 million, respectively, advanced in operating cash for the DOE Conduit facility.  Depending on the terms of asset-backed security transactions, refinancing loans included in these facilities could produce positive cash flow to the Company and are contemplated by management when making student loan financing decisions.

During the three months ended March 31, 2010, the Company completed asset-backed securities transactions totaling $1.2 billion. The Company used the proceeds from the sale of these notes to purchase student loans previously financed in other asset-backed securitizations and the FFELP warehouse facility.  In addition, the Company used the proceeds to purchase $535.9 million (par value) of federally insured student loans from Union Bank.

Description of Other Debt Facilities

Unsecured Line of Credit

The Company has a $750.0 million unsecured line of credit that terminates in May 2012. As of March 31, 2010 and May 7, 2010, there was $691.5 million outstanding on this line. The weighted average interest rate on this line of credit was 0.725% as of March 31, 2010. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.  The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank, a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect Lehman to fund future borrowing requests. As of March 31, 2010 and May 7, 2010, excluding Lehman’s lending commitment, the Company had $51.2 million available for future use under its unsecured line of credit.

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

•  A minimum consolidated net worth

•  A minimum adjusted EBITDA to corporate debt interest (over the last four rolling quarters)

•  A limitation on subsidiary indebtedness

•  A limitation on the percentage of non-guaranteed loans in the Company’s portfolio

As of March 31, 2010, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

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

Debt Repurchases

Due to the Company’s improved cash position, the Company repurchased debt during 2010.  During the three months ended March 31, 2010, the Company purchased $274.3 million of its asset-backed securities, resulting in a gain of $10.2 million.  Gains recorded by the Company from the purchase of debt are included in “gain (loss) on the sale of loans and debt repurchases, net” on the Company’s consolidated statements of income.

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

Contractual Obligations

The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment.  The Company’s contractual obligations were as follows:

	As of March 31, 2010
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Bonds and notes payable	$25,756,182	1,202,088	738,200	1,667,267	22,148,627
Operating lease obligations (a)	24,500	7,585	11,318	5,597	—
Other	21,309	21,309	—	—	—
Total	$25,801,991	1,230,982	749,518	1,672,864	22,148,627

(a)	Operating lease obligations are presented net of approximately $2.1 million in sublease arrangements.

As of March 31, 2010, the Company had a reserve of $6.5 million for uncertain income tax positions (including the federal benefit received from state positions and accrued interest).  This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

The Company has an obligation to purchase $21.3 million of private loans from an unrelated financial institution in quarterly installments of approximately $5.0 million through the third quarter of 2010 with any remaining amount to be purchased at that time.  This obligation is included in “other” in the above table.

As of March 31, 2010, the Company has participated $115.5 million of non-federally insured loans to third parties, including $20.0 million that was participated in the three months ended March 31, 2010. The Company has accounted for these participations as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.  Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests when such loans become 60 or 90 days delinquent.  As of March 31, 2010, the Company has $12.6 million accrued related to this obligation which is included in “other liabilities” in the Company’s consolidated balance sheet.  This obligation is not included in the above table.

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

In 2004, the Company purchased 50% of the stock of infiNET Integrated Solutions, Inc. (“infiNET”) and, in 2006, purchased the remaining 50% of infiNET’s stock. Consideration for the purchase of the remaining 50% of the stock of infiNET included 95,380 restricted shares of the Company’s Class A common stock. Under the terms of the purchase agreement, the 95,380 shares of Class A common stock issued in the acquisition are subject to stock price guaranty provisions whereby if on or about February 28, 2011 the average market trading price of the Class A common stock is less than $104.8375 per share and has not exceeded that price for any 25 consecutive trading days during the 5-year period from the closing of the acquisition to February 28, 2011, then the Company must pay additional cash to the sellers of infiNET for each share of Class A common stock issued in an amount representing the difference between $104.8375 less the greater of $41.9335 or the gross sales price such seller obtained from a sale of the shares occurring subsequent to February 28, 2011 as defined in the agreement. Based on the closing price of the Company’s Class A common stock as of March 31, 2010 of $18.56 per share, the Company’s obligation under this stock price guarantee would have been approximately $6.0 million (($104.8375-$41.9335) x 95,380 shares). Any payment on the guaranty is reduced by the aggregate of any dividends or other distributions made by the Company to the sellers. Any cash paid by the Company in consideration of satisfying the guaranteed value of stock issued for this acquisition would be recorded by the Company as a reduction to additional paid-in capital. The obligation to pay this guaranteed stock price is due February 28, 2011 and is not included in the table above.

During the first quarter of 2010, the Company purchased certain assets of a software company.  The initial consideration paid by the Company was $3.0 million in cash.  In addition to the initial purchase price, additional payments are to be made by the Company based on certain operating results as defined in the purchase agreement.  These contingent payments are payable in three annual installments beginning in March 2011 and in total are estimated by the Company to be $5.0 million.  The contingent payments will be remeasured to fair value each reporting date until the contingency is resolved with all changes in fair value being recognized in earnings. These contingent payments are not included in the table above.

Dividends

In the first quarter of 2007, the Company began paying dividends of $0.07 per share on the Company's Class A and Class B Common Stock which were paid quarterly through the first quarter of 2008.  On May 21, 2008, the Company announced that it was temporarily suspending its quarterly dividend program.  On November 5, 2009, the Company's Board of Directors voted to reinstate the quarterly dividend program effective for the fourth quarter 2009.  Accordingly, a dividend of $0.07 per share on the Company's Class A and Class B Common Stock was paid on March 15, 2010 to all holders of record as of March 1, 2010.  In addition, a dividend of $0.07 per share on the Company’s Class A and Class B Common Stock will be paid on June 15, 2010 to shareholders of record as of June 1, 2010.  The Company currently plans to continue making quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.  In addition, the payment of dividends is subject to the terms of the Company’s outstanding junior subordinated hybrid securities, which generally provide that if the Company defers interest payments on those securities it cannot pay dividends on its capital stock.

CRITICAL ACCOUNTING POLICIES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 3 of the consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

Revenue Recognition

Student Loan Income – The Company recognizes student loan income as earned, net of amortization of loan premiums and discounts and deferred origination costs. Loan income is recognized based upon the expected yield of the loan after giving effect to borrower utilization of incentives such as principal reductions for timely payments (“borrower benefits”) and other yield adjustments. The estimate of the borrower benefits discount is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits. For competitive and liquidity purposes, the Company frequently changes the borrower benefit programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the borrower benefit discount. Loan premiums, deferred origination costs, and borrower benefits are included in the carrying value of the student loan on the consolidated balance sheet and are amortized over the estimated life of the loan. The most sensitive estimate for loan premiums, deferred origination costs, and borrower benefits is the estimate of the constant prepayment rate (“CPR”). CPR is a variable in the life of loan estimate that measures the rate at which loans in a portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance. A number of factors can affect the CPR estimate such as the rate of consolidation activity and default rates. Should any of these factors change, the estimates made by management would also change, which in turn would impact the amount of loan premium and deferred origination cost amortization recognized by the Company in a particular period.

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

Enrollment services revenue – Enrollment services revenue primarily consists of the following items:

•
Interactive marketing – Interactive marketing services revenue is derived primarily from fees which are earned through the delivery of qualified leads or clicks. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead or click is delivered to the customer provided that no significant obligations remain. From time to time, the Company may agree to credit certain leads or clicks if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been immaterial and within management’s expectations.

For a portion of its interactive marketing revenue, the Company has agreements with providers of online media or traffic (“Publishers”) used in the generation of leads or clicks. The Company receives a fee from its customers and pays a fee to Publishers either on a cost per lead, cost per click, or cost per number of impressions basis. The Company is the primary obligor in the transaction. As a result, the fees paid by the Company’s customers are recognized as revenue and the fees paid to its Publishers are included in “cost to provide enrollment services” in the Company’s consolidated statements of income.

•
Publishing and editing services - Revenue from the sale of print products is generally earned and recognized, net of estimated returns, upon shipment or delivery. Revenue from the sale of editing services is generally recognized upon completion of providing the service.

•
Resource centers and list marketing – Resource centers and list marketing services includes the sale of subscription and performance based products and services, as well as list sales.  Revenues from sales of subscription and performance based products and services are recognized ratably over the term of the contract. Subscription and performance based revenues received or receivable in advance of the delivery of services is included in deferred revenue.  Revenue from the sale of lists is generally earned and recognized, net of estimated returns, upon delivery.

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

Derivative Accounting

The Company records derivative instruments at fair value on the balance sheet as either an asset or liability. The Company determines the fair value for its derivative contracts using either (i) pricing models that consider current market conditions and the contractual terms of the derivative contract or (ii) counterparty valuations. These factors include interest rates, time value, forward interest rate curve, and volatility factors, as well as foreign exchange rates. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting. Accordingly, changes in the fair value of derivative instruments are reported in current period earnings. Net settlements on derivatives are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, an update to ASC Topic 820, Fair Value Measurements and Disclosures.  The update provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III.  This update also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques.  The update was effective for annual or interim periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal and interim periods beginning after December 15, 2010 (January 1, 2011 for the Company).  The update did not have a material impact on the preparation of and disclosures in the Company’s consolidated financial statements.

Transfers of Financial Assets and the Variable Interest Entity Consolidation Model

The FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets, an update to ASC 860, Transfers and Servicing, which provides guidance on improving the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The update removes the concept of a qualifying special-purpose entity.  Additionally, the update defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and also requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The update was effective for fiscal and interim periods beginning after November 15, 2009 (January 1, 2010 for the Company).  The Company adopted the update for the fiscal and interim period beginning January 1, 2010.  The Company completed two asset-backed securitizations during the first quarter of 2010. Consistent with all historical asset-backed securitizations completed by the Company, these transactions are accounted for as a secured borrowing and the student loan assets and notes payable remain on the consolidated balance sheet per the provisions of ASC Topic 860. The Company’s participation agreements continue to qualify as a transfer of financial assets (accounted for as a sale) under the provisions of ASC Topic 860.

The FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, an update to ASC Topic 810, Consolidations, which provides guidance for determining whether an entity is a variable interest entity in addition to subjecting enterprises to a number of other requirements including, among other things: (i) requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and specifies the characteristics the primary beneficiary of a variable interest entity must have to be designated as such; (ii) requiring an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance; (iii) requiring the ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; (iv) the elimination of the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and (v) adding an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that investors of the equity investment at risk, as a group, lose the power from voting or similar rights of the investment to direct the activities of the entity that have the most significant impact on the entity’s economic performance.  The update was effective for fiscal and interim periods beginning after November 15, 2009 (January 1, 2010 for the Company).  For the Company, the update was effective for fiscal and interim periods beginning January 1, 2010 and did not have an impact on the preparation of the Company’s consolidated financial statements.

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

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of March 31, 2010		As of December 31, 2009
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$10,434,740	42.5%	$10,305,622	43.6%
Variable-rate loan assets	14,116,412	57.5	13,330,252	56.4
Total	$24,551,152	100.0%	$23,635,874	100.0%

Fixed-rate debt instruments	$264,966	1.0%	$273,906	1.1%
Variable-rate debt instruments	25,491,216	99.0	24,531,383	98.9
Total	$25,756,182	100.0%	$24,805,289	100.0%

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

For the three months ended March 31, 2010 and 2009, loan interest income includes $35.3 million and $30.3 million, respectively, of fixed rate floor income.  The amount of fixed rate floor income has increased due to a decrease in interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that are earning fixed rate floor income as of March 31, 2010:

	Borrower/	Estimated	Balance of
Fixed	lender	variable	assets earning fixed-rate
interest	weighted	conversion	floor income as of
rate range	average yield	rate (a)	March 31, 2010
<3.0%	2.88%	0.24%	$1,651,592
3.0 - 3.49%	3.21%	0.57%	1,864,868
3.5 - 3.99%	3.65%	1.01%	1,916,914
4.0 - 4.49%	4.20%	1.56%	1,519,603
4.5 - 4.99%	4.72%	2.08%	842,585
5.0 - 5.49%	5.24%	2.60%	548,884
5.5 - 5.99%	5.67%	3.03%	326,840
6.0 - 6.49%	6.19%	3.55%	384,529
6.5 - 6.99%	6.70%	4.06%	342,566
7.0 - 7.49%	7.17%	4.53%	118,318
7.5 - 7.99%	7.71%	5.07%	200,691
8.0 - 8.99%	8.16%	5.52%	454,028
> 9.0%	9.04%	6.40%	263,322
			$10,434,740

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to variable rate.  As of March 31, 2010, the short-term interest rate was 21 basis points. As of May 7, 2010, the short-term interest rate was 31 basis points.

The following table summarizes the outstanding derivatives instruments as of March 31, 2010 used by the Company to hedge fixed-rate student loan assets.

		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)
2010	$4,750,000	0.54%
2011	1,500,000	0.66

	$6,250,000	0.57%

              (a)      For all interest rate derivatives, the Company receives discrete three-month LIBOR.

As of March 31, 2010, the Company had $3.2 billion of student loan assets that were eligible to earn variable-rate floor income.

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

The following table presents the Company’s FFELP student loan assets and related funding arranged by underlying indices as of March 31, 2010:

Index	Frequency of Variable Resets	Assets	Debt outstanding that funded student loan assets (a)
3 month H15 financial commercial paper (b)	Daily	$23,383,350	1,028,402
3 month Treasury bill (c)	Varies	1,028,912	—
3 month LIBOR (d)	Quarterly	—	20,904,154
Auction-rate or remarketing	Varies	—	1,370,510
Asset-backed commercial paper (e)	Varies	—	1,464,870
Other (f)		387,454	31,780
		$24,799,716	24,799,716

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

Maturity	Notional amount: 1/3 Basis Swaps
2010	$1,000,000
2013	500,000
2014	500,000
2018	1,300,000
2019	500,000
2021	250,000
2023	1,250,000
2024	250,000
2028	100,000
2039	150,000

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

As of March 31, 2010
Notional
Maturity	Amount
2011 (a)	$225,000

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

(e)
Asset-backed commercial paper consists of $80.1 million funded in the Company’s FFELP warehouse facility and $1.4 billion funded through the Department’s Conduit Program.  Funding for the Conduit Program is provided by the capital markets at a cost based on market rates.

(f)	Assets include restricted cash and investments and other assets. Debt outstanding includes other debt obligations secured by student loan assets and related collateral.

Financial Statement Impact of Derivative Instruments

The Company recognizes changes in the fair value of derivative instruments currently in earnings unless specific hedge accounting criteria are met. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting; consequently, the change in fair value of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company’s derivatives are included in “derivative market value and foreign currency adjustments and derivative settlements, net” in the Company’s consolidated statements of operations and resulted in expenses of $67.6 million and $52.1 million for the three months ended March 31, 2010 and 2009, respectively.

The following summarizes the derivative settlements included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income:

	Three months ended March 31
	2010	2009
Settlements:
Interest rate swaps	$(3,856)	—
Average/discrete basis swaps	—	10,022
1/3 basis swaps	131	10,744
Cross-currency interest rate swaps	1,302	3,592
Total settlements - (expense) income	$(2,423)	24,358

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

	Three months ended March 31, 2010
	Interest Rates						Asset and funding index mismatches
	Change from increase of 100 basis points			Change from increase of 300 basis points			Increase of 10 basis points			Increase of 30 basis points
	Dollar	Percent		Dollar	Percent		Dollar	Percent		Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income before
impact of derivative settlements	$(15,641)	(18.0	) %	(26,354)	(30.3	) %	(5,966)	(6.9	) %	(17,899)	(20.6	) %
Impact of derivative settlements	12,368	14.2		37,105	42.7		—	—		—	—
Increase (decrease) in net income before taxes	$(3,273)	(3.8	) %	10,751	12.4%		(5,966)	(6.9	) %	(17,899)	(20.6	) %
Increase (decrease) in basic and diluted
earnings per share	$(0.04)			0.14			(0.08)			(0.23)

	Three months ended March 31, 2009
	Interest Rates						Asset and funding index mismatches
	Change from increase of 100 basis points			Change from increase of 300 basis points			Increase of 10 basis points			Increase of 30 basis points
	Dollar	Percent		Dollar	Percent		Dollar	Percent		Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income before
impact of derivative settlements	$(29,030)	(70.7	) %	(30,715)	(74.8	) %	(6,354)	(15.5	) %	(19,059)	(46.4	) %
Impact of derivative settlements	—	—		—	—		—	—		—	—
Increase (decrease) in net income before taxes	$(29,030)	(70.7	) %	(30,715)	(74.8	) %	(6,354)	(15.5	) %	(19,059)	(46.4	) %
Increase (decrease) in basic and diluted
earnings per share	$(0.37)			(0.39)			(0.08)			(0.24)

Foreign Currency Exchange Risk

During 2006, the Company completed separate debt offerings of student loan asset-backed securities that included 420.5 million and 352.7 million Euro-denominated notes with interest rates based on a spread to the EURIBOR index. As a result of this transaction, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The principal and accrued interest on these notes is re-measured at each reporting period and recorded on the Company’s balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the “derivative market value and foreign currency adjustments and derivative settlements, net” in the Company’s consolidated statements of income.

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

The following table summarizes the financial statement impact as a result of the remeasurement of the Euro Notes and change in the fair value of the related derivative instruments. These amounts are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the Company’s consolidated statements of operations.

	Three Months Ended March 31,
	2010	2009
Re-measurement of Euro Notes	$71,675	47,242

Change in fair value of
cross-currency derivatives	(59,075)	(57,110)

Total impact to statements of
income - income (expense)	$12,600	(9,868)

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

The following table summarizes all of the components of “Derivative market value and foreign currency adjustments and derivative settlements, net” included in the consolidated statements of operations.

	Three Months Ended March 31,
	2010	2009
Change in fair value of derivatives	$(67,570)	(52,122)
Foreign currency transaction adjustment	71,675	47,242
Derivative settlements, net	(2,423)	24,358

Derivative market value and foreign currency
adjustments and derivative settlements, net	$1,682	19,478

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

General

The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters principally consist of claims by student loan borrowers disputing the manner in which their student loans have been processed and disputes with other business entities. In addition, from time to time the Company receives information and document requests from state or federal regulators concerning its business practices. The Company cooperates with these inquiries and responds to the requests. While the Company cannot predict the ultimate outcome of any inquiry or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations. Other than the items specifically discussed below, on the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company’s management that the disposition or ultimate determination of these claims, lawsuits, and proceedings will not have a material adverse effect on the Company’s business, financial position, or results of operations.

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

The 9.5% special allowance payments received by the Company were disclosed by the Company on multiple occasions beginning in 2003.  In January 2007, the Company entered into a settlement agreement with the Department of Education to resolve an audit report by the Office of Inspector General of the Department of Education with respect to the Company’s student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Company was permitted to retain the special allowance payments that it received from the Department prior to July 1, 2006 and the Settlement Agreement included an acknowledgment by the Department of Education that the dispute with the Company in connection with billings for 9.5% interest was in good faith. In addition, the Settlement Agreement eliminated all 9.5% special allowance payments with respect to the Company’s portfolios of student loans for periods on and after July 1, 2006.

The Company filed a Motion to Dismiss the Oberg Complaint, and on December 1, 2009, the Court denied the Motion.  The Company believes it has strong defenses to the Oberg Complaint and is vigorously contesting the matter.  The case is currently in the discovery stage and the Company intends to move for summary judgment. Due to the uncertainty, costs, and risks inherent in the litigation process, the Company may explore various resolutions of the matter, but cannot predict the ultimate outcome or resolution, which could have a material adverse effect on the Company’s results of operations and financial condition.

United States ex rel Vigil v. Nelnet, Inc. et al

On November 4, 2009, the Company was served with a Summons and Third Amended Complaint naming the Company as one of three defendants in an unrelated qui tam action brought by Rudy Vigil (the “Vigil Complaint”).  This matter was filed under seal in the U.S. District Court for the District of Nebraska on July 11, 2007 and was unsealed on October 15, 2009 following the government’s notice that it declined to intervene in the matter.  The Vigil Complaint, filed by a former employee of the Company, appeared to allege that the Company engaged in false advertising and offered prohibited inducements to student loan borrowers in order to increase the Company’s loan holdings, and subsequently submitted false claims to the Department of Education in order to obtain special allowance payments and default claim payments on such loans.

The Company filed a Motion to Dismiss the Vigil Complaint, and on April 1, 2010 the Court granted the Motion, dismissing the Vigil Complaint with prejudice.  On April 7, 2010, Mr. Vigil filed a Notice of Appeal of the Court’s Order of Dismissal.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in response to Item 1A of Part I of such Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the first quarter of 2010 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs (2) (3)	or programs (4)
January 1 - January 31, 2010	2,594	$16.96	1,282	7,016,567
February 1 - February 28, 2010	102	16.17	102	7,151,225
March 1 - March 31, 2010	10,240	18.63	1,033	6,795,391
Total	12,936	$18.28	2,417

(1)
The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below; (ii) shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares; and (iii) shares purchased pursuant to the 2006 ESLP discussed in footnote (3) below, of which there were none for the months of January, February, or March 2010. Shares of Class A common stock purchased pursuant to the 2006 Plan included 1,282 shares, 102 shares, and 1,033 shares in January, February, and March, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 1,312 shares and 9,207 shares in January and March, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

(2)
The Company’s Board of Directors has authorized a stock repurchase program to repurchase up to a total of ten million shares of the Company’s Class A common stock (the “2006 Plan”). The 2006 Plan has an expiration date of May 24, 2012.

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

As of	Maximum number of shares that may yet be purchased under the 2006 Plan (A)	Approximate dollar value of shares that may yet be purchased under the 2006 ESLP (B)	Closing price on the last trading day of the Company's Class A Common Stock (C)	(B / C) Approximate number of shares that may yet be purchased under the 2006 ESLP (D)	(A + D) Approximate number of shares that may yet be purchased under the 2006 Plan and 2006 ESLP
January 31, 2010	4,832,625	36,450,000	16.69	2,183,942	7,016,567
February 28, 2010	4,832,523	36,450,000	15.72	2,318,702	7,151,225
March 31, 2010	4,831,490	36,450,000	18.56	1,963,901	6,795,391

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

However, at any time, including during a deferral period, the Company will be permitted to:

•	pay dividends or distributions in additional shares of the Company’s capital stock
•	declare or pay a dividend in connection with the implementation of a shareholders’ rights plan, or issue stock under such a plan, or redeem or repurchase any rights distributed pursuant to such a plan
•	purchase common stock for issuance pursuant to any employee benefit plans

ITEM 6.  EXHIBITS

10.1*	Ninth Amendment of Amended and Restated Participation Agreement, dated as of January 23, 2009, by and between Union Bank and Trust Company and National Education Loan Network, Inc.

10.2*	Tenth Amendment of Amended and Restated Participation Agreement, dated as of October 19, 2009, by and between Union Bank and Trust Company and National Education Loan Network, Inc.

10.3*	Eleventh Amendment of Amended and Restated Participation Agreement, dated as of December 14, 2009, by and between Union Bank and Trust Company and National Education Loan Network, Inc.

10.4**	Twelfth Amendment of Amended and Restated Participation Agreement, dated as of January 1, 2010, by and between Union Bank and Trust Company and National Education Loan Network, Inc.

31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.

31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

32***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith for purposes of providing a complete set of all intervening amendment documents to the Amended and Restated Participation Agreement by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.)(subsequently renamed National Education Loan Network, Inc.)

**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date: May 10, 2010	By:	/s/ MICHAEL S. DUNLAP
Name: Michael S. Dunlap Title: Chairman and Chief Executive Officer

By:	/s/ TERRY J. HEIMES
Name: Terry J. Heimes Title: Chief Financial Officer