Form 10-Q
period 2010-06-30
NELNET INC
filed 2010-08-09
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____ to _____.

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
Yes [  ]   No [X]

As of July 31, 2010, there were 38,005,894 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	As of	As of
	June 30, 2010	December 31, 2009
	(unaudited)
Assets:
Student loans receivable (net of allowance for loan losses of
$50,797 and $50,887 respectively)	$24,746,932	23,926,957
Student loans receivable - held for sale	1,995,869	—
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	10,968	12,301
Cash and cash equivalents - held at a related party	263,793	325,880
Total cash and cash equivalents	274,761	338,181
Investments - trading securities	31,017	—
Restricted cash and investments	669,889	625,492
Restricted cash - due to customers	37,076	91,741
Accrued interest receivable	397,495	329,313
Accounts receivable (net of allowance for doubtful accounts of
$819 and $1,198, respectively)	57,436	42,043
Goodwill	143,717	143,717
Intangible assets, net	48,708	53,538
Property and equipment, net	27,397	26,606
Other assets	102,372	104,940
Fair value of derivative instruments	35,354	193,899

Total assets	$28,568,023	25,876,427

Liabilities:
Bonds and notes payable	$27,428,772	24,805,289
Accrued interest payable	22,362	19,831
Other liabilities	179,722	172,514
Due to customers	37,076	91,741
Fair value of derivative instruments	26,146	2,489
Total liabilities	27,694,078	25,091,864

Shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares;
no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares;
issued and outstanding 37,995,006 shares as of June 30,
2010 and 38,396,791 shares as of December 31, 2009	380	384
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares;
issued and outstanding 11,495,377 shares as of June 30,
2010 and December 31, 2009	115	115
Additional paid-in capital	101,232	109,359
Retained earnings	773,468	676,154
Employee notes receivable	(1,250)	(1,449)
Total shareholders' equity	873,945	784,563
Commitments and contingencies
Total liabilities and shareholders' equity	$28,568,023	25,876,427

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Interest income:
Loan interest	$155,353	160,413	290,320	331,332
Investment interest	1,304	2,776	2,305	6,867
Total interest income	156,657	163,189	292,625	338,199
Interest expense:
Interest on bonds and notes payable	59,243	106,082	110,102	252,584
Net interest income	97,414	57,107	182,523	85,615
Less provision for loan losses	6,200	8,000	11,200	15,500
Net interest income after provision for loan losses	91,214	49,107	171,323	70,115

Other income (expense):
Loan and guaranty servicing revenue	36,652	28,803	73,046	55,274
Tuition payment processing and campus commerce revenue	12,795	11,848	30,177	27,386
Enrollment services revenue	35,403	28,747	68,674	57,518
Software services revenue	5,499	6,119	9,843	11,824
Other income	8,496	5,665	15,756	14,452
Gain on sale of loans and debt repurchases, net	8,759	5,666	18,936	13,535
Derivative market value and foreign currency
adjustments and derivative settlements, net	(10,608)	(24,478)	(8,926)	(5,000)
Total other income	96,996	62,370	207,506	174,989

Operating expenses:
Salaries and benefits	41,034	40,180	82,675	78,406
Other operating expenses:
Cost to provide enrollment services	24,111	18,092	46,136	35,885
Professional and other services	15,151	7,721	26,392	13,798
Depreciation and amortization	8,282	9,527	16,773	19,610
Occupancy and communications	3,652	5,588	7,240	10,942
Postage and distribution	2,708	2,274	5,577	5,142
Advertising and marketing	2,524	1,986	5,983	3,696
Trustee and other debt related fees	1,146	2,444	2,348	5,100
Other	9,613	9,544	18,801	17,348
Total other operating expenses	67,187	57,176	129,250	111,521

Total operating expenses	108,221	97,356	211,925	189,927

Income before income taxes	79,989	14,121	166,904	55,177
Income tax expense	(29,996)	(5,918)	(62,589)	(21,519)

Net income	$49,993	8,203	104,315	33,658

Earnings per common share:
Net earnings - basic	$1.00	0.16	2.08	0.68

Net earnings - diluted	$0.99	0.16	2.08	0.68

Dividends paid per common share	$0.07	—	0.14	—

Weighted average common shares outstanding:
Basic	49,735,398	49,534,413	49,726,099	49,339,451
Diluted	49,934,648	49,733,561	49,923,680	49,543,461

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except share data)
(unaudited)

	Preferred				Class A	Class B	Additional		Employee	Total
	stock	Common stock shares		Preferred	common	common	paid-in	Retained	notes	shareholders’
	shares	Class A	Class B	stock	stock	stock	capital	earnings	receivable	equity

Balance as of March 31, 2009	—	38,276,870	11,495,377	$—	383	115	106,678	565,976	(1,550)	671,602
Comprehensive income:
Net income	—	—	—	—	—	—	—	8,203	—	8,203
Issuance of common stock, net of forfeitures	—	51,951	—	—	—	—	953	—	—	953
Compensation expense for stock based awards	—	—	—	—	—	—	353	—	—	353
Repurchase of common stock	—	(3,329)	—	—	—	—	(25)	—	—	(25)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	101	101
Balance as of June 30, 2009	—	38,325,492	11,495,377	$—	383	115	107,959	574,179	(1,449)	681,187

Balance as of March 31, 2010	—	38,587,293	11,495,377	$—	386	115	112,980	726,982	(1,250)	839,213
Comprehensive income:
Net income	—	—	—	—	—	—	—	49,993	—	49,993
Cash dividend on Class A and Class B common stock - $0.07 per share	—	—	—	—	—	—	—	(3,507)	—	(3,507)
Issuance of common stock, net of forfeitures	—	71,156	—	—	1	—	701	—	—	702
Compensation expense for stock based awards	—	—	—	—	—	—	366	—	—	366
Repurchase of common stock	—	(663,443)	—	—	(7)	—	(12,815)	—	—	(12,822)
Balance as of June 30, 2010	—	37,995,006	11,495,377	$—	380	115	101,232	773,468	(1,250)	873,945

Balance as of December 31, 2008	—	37,794,067	11,495,377	$—	378	115	103,762	540,521	(1,550)	643,226
Comprehensive income:
Net income	—	—	—	—	—	—	—	33,658	—	33,658
Issuance of common stock, net of forfeitures	—	538,534	—	—	5	—	3,298	—	—	3,303
Compensation expense for stock based awards	—	—	—	—	—	—	961	—	—	961
Repurchase of common stock	—	(7,109)	—	—	—	—	(62)	—	—	(62)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	101	101
Balance as of June 30, 2009	—	38,325,492	11,495,377	$—	383	115	107,959	574,179	(1,449)	681,187

Balance as of December 31, 2009	—	38,396,791	11,495,377	$—	384	115	109,359	676,154	(1,449)	784,563
Comprehensive income:
Net income	—	—	—	—	—	—	—	104,315	—	104,315
Cash dividend on Class A and Class B common stock - $0.14 per share	—	—	—	—	—	—	—	(7,001)	—	(7,001)
Issuance of common stock, net of forfeitures	—	274,594	—	—	3	—	4,233	—	—	4,236
Compensation expense for stock based awards	—	—	—	—	—	—	691	—	—	691
Repurchase of common stock	—	(676,379)	—	—	(7)	—	(13,051)	—	—	(13,058)
Reduction of employee notes receivable	—	—	—	—	—	—	—	—	199	199
Balance as of June 30, 2010	—	37,995,006	11,495,377	$—	380	115	101,232	773,468	(1,250)	873,945

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six months ended June 30,
	2010	2009

Net income	$104,315	33,658
Adjustments to reconcile income to net cash provided by operating activities, net of business acquisition:
Depreciation and amortization, including loan premiums and deferred origination costs	50,193	57,890
Provision for loan losses	11,200	15,500
Derivative market value adjustment	168,201	22,270
Foreign currency transaction adjustment	(165,075)	16,623
Proceeds to terminate and/or amend derivative instruments	14,764	1,432
Payments to terminate and/or amend derivative instruments	(763)	(11,710)
Gain from repurchase of bonds and notes payable	(18,936)	(13,937)
Loss on sale of loans	—	402
Change in investments - trading securities, net	(31,017)	(678)
Deferred income tax expense (benefit)	7,229	(26,864)
Non-cash compensation expense	1,119	1,371
Other non-cash items	495	8,692
(Increase) decrease in accrued interest receivable	(68,182)	86,720
Increase in accounts receivable	(15,393)	(10,018)
Decrease in other assets	4,036	10,714
Increase (decrease) in accrued interest payable	2,531	(46,665)
(Decrease) increase in other liabilities	(3,306)	10,616
Net cash provided by operating activities	61,411	156,016

Cash flows from investing activities, net of business acquisition:
Originations and purchases of student loans, including loan premiums/discounts and deferred origination costs	(2,936,134)	(1,467,312)
Purchases of student loans from a related party	(988,998)	(20,392)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	1,049,712	1,177,455
Proceeds from sale of student loans	21,036	341
Proceeds from sale of student loans to a related party	—	40,033
Purchases of property and equipment, net	(4,670)	(444)
Increase in restricted cash and investments, net	(44,397)	(85,208)
Business acquisition, net of cash acquired	(3,000)	—
Net cash used in investing activities	(2,906,451)	(355,527)

Cash flows from financing activities:
Payments on bonds and notes payable	(1,778,360)	(2,205,629)
Proceeds from issuance of bonds and notes payable	4,586,636	2,584,680
Payments of debt issuance costs	(7,043)	(2,830)
Dividends paid	(7,001)	—
Repurchases of common stock	(13,058)	(62)
Proceeds from issuance of common stock	247	231
Payments received on employee stock notes receivable	199	101
Net cash provided by financing activities	2,781,620	376,491

Net (decrease) increase in cash and cash equivalents	(63,420)	176,980

Cash and cash equivalents, beginning of period	338,181	189,847

Cash and cash equivalents, end of period	$274,761	366,827

Supplemental disclosures of cash flow information:
Interest paid	$102,783	294,041
Income taxes paid, net of refunds	$51,887	30,299

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

 1.    Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2009 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010.  The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Management has evaluated subsequent events and the impact on the reported results and disclosures through the date these financial statements were filed with the Securities and Exchange Commission (“SEC”).

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

2.     Recent Developments

Legislation – FFELP

On March 30, 2010, President Obama signed into law the Reconciliation Act of 2010.  Effective July 1, 2010, this law prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Direct Loan Program.  If a first disbursement has been made on a FFELP loan prior to July 1, 2010, subsequent disbursements of that loan may still be made under the FFELP.  The new law does not alter or affect the terms and conditions of existing FFELP loans.

As a result of the Reconciliation Act of 2010, the Company will no longer originate new (first disbursement) FFELP loans after June 30, 2010.  As such, subsequent to 2010, the Company will no longer recognize a gain from originating and subsequently selling FFELP loans to the Department of Education under the Department’s Purchase Program. During the third and fourth quarters of 2009, the Company recognized a pre-tax gain of $9.7 million and $26.9 million, respectively, from selling $427.7 million and $1.6 billion, respectively, of 2008-2009 academic year loans to the Department under the Purchase Program.   The Company continues to use the Department’s Participation Program  to fund loans originated for the 2009-2010 academic year. As of June 30, 2010, the Company had $2.0 billion of loans classified as held for sale funded in the Participation Program that are expected to be sold to the Department under the Purchase Program. The Company estimates that it will recognize a pre-tax gain during the fourth quarter of 2010 of approximately $30 million to $33 million when it sells these loans under this program.  In addition, as a result of the Reconciliation Act of 2010, net interest income on the Company’s existing FFELP loan portfolio, as well as fee-based revenue from guarantee and third-party FFELP servicing and education loan software licensing and consulting fees, will decline over time as the Company and its customers’ FFELP loan portfolios are paid down.  During the six month period ended June 30, 2010 and year ended December 31, 2009, the Company recognized approximately $187 million and $247 million, respectively, of net interest income on its FFELP loan portfolio; $61 million and $100 million, respectively, in guarantee and third-party FFELP servicing revenue; and approximately $5 million and $12 million, respectively, in education loan software licensing and consulting fees related to the FFEL Program.

Due to the legislative changes in the student loan industry, the Company believes there will be opportunities to purchase FFELP loan portfolios and/or expand its current level of guarantee and third-party FFELP servicing volume on behalf of current FFELP participants looking to modify their involvement in FFELP and/or exit that business.  For example, during the second quarter of 2010, the Company purchased $1.9 billion of FFELP student loans from various third-parties.

Direct Loan Servicing Contract

In June 2009, the Company was one of four private sector companies awarded a student loan servicing contract by the Department.  The Company began servicing loans for the Department in September 2009 and, as of June 30, 2010, the Company was servicing $12.9 billion of loans for 1.5 million borrowers under this contract.  The Department has estimated $116 billion of new student loan originations will be funded through the Direct Loan Program for the 2010-2011 academic year (July 1, 2010 – June 30, 2011).  This volume will be allocated by the Department to the four servicers based on performance factors such as customer satisfaction levels and default rates.  For the six-month period ended June 30, 2010, the Company earned $9.7 million in revenue under this contract.

Legislation – Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies, including the SEC, to undertake assessments and rulemakings. The majority of the provisions in the Dodd-Frank Act are aimed at financial institutions. However, there are components of the legislation that will have an impact on the Company, including new requirements for derivatives and securitizations. In addition, there are provisions with which the Company will have to comply as a public company and provisions which may impact the Company as it works with financial institutions. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact the Company’s business and operations. As rules and regulations are promulgated by the federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Act, the Company will need to apply adequate resources to ensure that it is in compliance with all applicable provisions.  Compliance with these new laws and regulations may result in additional costs and may otherwise adversely impact the Company’s results of operations, financial condition, or liquidity.

Legislation – Department of Education Proposed Rulemaking – Incentive Compensation and Misrepresentation

Certain provisions in recently proposed regulations under the Higher Education Act could have an impact on the Company’s Enrollment Services operating segment, as a result of its services provided to for-profit schools.  The United States Higher Education Act provides that to be eligible to participate in Federal student financial aid programs, an educational institution, including for-profit schools, must enter into a program participation agreement with the Secretary of the Department of Education. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments to any individual or entity engaged in recruiting or admission activities. The regulations promulgated under the Higher Education Act specify a number of types of compensation, or “safe harbors,” that do not constitute incentive compensation in violation of this agreement. One of these safe harbors permits an institution to award incentive compensation for Internet-based recruitment and admission activities. The Department of Education has issued a notice of proposed rulemaking in which it suggested repealing all existing safe harbors regarding incentive compensation in recruiting, though exempting click-based payments to third parties for the provision of internet generated student contact information. Additionally, the proposed rulemaking includes misrepresentation standards for ads, offers, and communications presented to prospective students, with associated penalties for noncompliance with these standards. The statutory deadline for publication of final regulations is November 1, 2010.  These regulations may subject the Company to greater risk of liability and may increase the Company’s costs of compliance with these regulations or limit the Company’s ability to serve for-profit schools.

3.    Student Loans Receivable and Allowance for Loan Losses

Student loans consist of federally insured and non-federally insured student loans. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Amortized cost includes the unamortized premium or discount and capitalized origination costs and fees, all of which are amortized to interest income. Loans which are held for investment also have an allowance for loan loss as needed. Any loans the Company has the ability and intent to sell are classified as held for sale and are carried at the lower of cost or fair value. Loans which are held for sale do not have the associated premium or discount and origination costs and fees amortized into interest income and there is also no related allowance for loan losses.

As of June 30, 2010, the Company had $2.0 billion of FFELP loans classified as held for sale.  These loans are funded using the Department’s Participation Program and are expected to be sold to the Department under the Purchase Program during the fourth quarter of 2010. Under the Purchase Program, the Department will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan.  Upon selling the $2.0 billion in loans held for sale, the Company expects to recognize a pre-tax gain of approximately $30 million to $33 million. See note 4 for additional information related to the Department’s Participation and Purchase Programs.

Student loans receivable consisted of the following:

	As of June 30, 2010		As of December 31, 2009
	Held for investment	Held for sale	Held for investment
Federally insured loans	$24,408,131	1,970,516	23,472,553
Non-federally insured loans	137,141	—	163,321
	24,545,272	1,970,516	23,635,874
Unamortized loan premiums/discounts and deferred origination costs, net	252,457	25,353	341,970
Allowance for loan losses – federally insured loans	(32,972)	—	(30,102)
Allowance for loan losses – non-federally insured loans	(17,825)	—	(20,785)
	$24,746,932	1,995,869	23,926,957
Allowance for federally insured loans - held for investment as a percentage of such loans	0.14%		0.13%
Allowance for non-federally insured loans as a percentage of such loans	13.00%		12.73%

The Company has provided for an allowance for loan losses related to its student loan portfolio. Activity in the allowance for loan losses is shown below:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Beginning balance	$49,400	48,497	50,887	50,922
Provision for loan losses	6,200	8,000	11,200	15,500
Loans charged off, net of recoveries	(7,023)	(5,197)	(12,220)	(9,102)
Purchase of loans	2,220	—	2,930	—
Sale of loans	—	(1,300)	(2,000)	(7,320)
Ending balance	$50,797	50,000	50,797	50,000

As of June 30, 2010, the Company has participated $114.5 million of non-federally insured loans to third parties, including $20.0 million and $1.0 million during the first and second quarters of 2010, respectively. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.  The loss on the sale of these loans for the six months ended June 30, 2010 was not material.  Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.  The activity in the accrual account related to this repurchase obligation, which is included in “other liabilities” in the accompanying consolidated balance sheets, is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Beginning balance	$12,600	5,500	10,600	—
Transfer from allowance for loan losses	—	1,300	2,000	6,800
Reserve for repurchase of delinquent loans (a)	—	800	—	800
Ending balance	$12,600	7,600	12,600	7,600

(a)	The reserve for repurchase of delinquent loans is included in "other" under other operating expenses in the accompanying consolidated statements of income.

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

During the second quarter of 2010, the Company purchased $1.9 billion of FFELP student loans from third parties, including $453.1 million (par value) from Union Bank and approximately $900 million from a state agency.  In conjunction with the Company’s purchase of loans from the state agency, Union Bank purchased loans from the state agency under similar terms.

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

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of June 30, 2010
	Carrying	Interest rate
	amount	range	Final maturity

Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,338,114	0.31% - 6.90%	05/26/14 - 11/25/43
Bonds and notes based on auction or remarketing	1,251,910	0.30% - 1.85%	05/01/11 - 07/01/43
Total variable-rate bonds and notes	21,590,024
Commercial paper - FFELP facility (b)	63,367	0.33% - 0.48%	07/29/13
Unsecured debt - Junior Subordinated Hybrid Securities	198,250	7.40%	09/15/61
Unsecured line of credit	691,500	0.85%	05/08/12
Department of Education Participation	1,949,130	0.71%	10/15/10
Department of Education Conduit	2,910,565	0.38%	05/08/14
Other borrowings	25,936	0.35% - 5.10%	11/14/10 - 11/01/15
	$27,428,772

	As of December 31, 2009
	Carrying	Interest rate
	amount	range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,187,356	0.26% - 6.90%	05/26/14 - 04/25/42
Bonds and notes based on auction or remarketing	1,726,960	0.21% - 3.73%	05/01/11 - 07/01/43
Total variable-rate bonds and notes	21,914,316
Commercial paper - FFELP facility (b)	305,710	0.21% - 0.32%	08/03/12
Fixed-rate bonds and notes (a)	8,940	6.15% - 6.34%	07/02/20 - 05/01/29
Unsecured debt - Senior Notes	66,716	5.125%	06/01/10
Unsecured debt - Junior Subordinated Hybrid Securities	198,250	7.40%	09/15/61
Unsecured line of credit	691,500	0.73%	05/08/12
Department of Education Participation	463,912	0.79%	09/30/10
Department of Education Conduit	1,125,929	0.27%	05/08/14
Other borrowings	30,016	0.24% - 5.10%	01/01/10 - 11/01/15
	$24,805,289

(a)	Issued in asset-backed securitizations

(b)	Loan warehouse facility

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

Historically, the Company funded loan originations and acquisitions using loan warehouse facilities and asset-backed securitizations. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. In August 2008, the Company began funding FFELP Stafford and PLUS student loan originations for the 2008-2009 and 2009-2010 academic years pursuant to the Department’s Participation Program and a participation agreement with Union Bank. In 2009, the Company began funding loans under the Department’s Conduit Program.

Loan warehouse facility

On July 30, 2010, the Company renewed its FFELP warehouse facility (the “2009/2010 FFELP Warehouse Facility”). The 2009/2010 FFELP Warehouse Facility has a maximum financing amount of $500.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which expire on July 29, 2011. The final maturity date of the facility is July 29, 2013. In the event the Company is unable to renew the liquidity provisions by July 29, 2011, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by July 29, 2013.

The 2009/2010 FFELP Warehouse Facility provides for formula based advance rates depending on FFELP loan type, up to a maximum of 85 percent to 98 percent of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 75 to 80 percent based on loan type. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility. As of June 30, 2010, $63.4 million was outstanding under the FFELP Warehouse Facility and $436.6 million was available for future use.

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

On February 17, 2010 and March 9, 2010, the Company completed asset-backed securities transactions of $523.3 million and $660.0 million, respectively. In addition, subsequent to the second quarter, on August 3, 2010, the Company completed an asset-backed securities transaction of $378.3 million. Notes issued in these transactions carry interest rates based on a spread to LIBOR. The Company used the proceeds from the sale of these notes to purchase principal and interest on student loans, including loans which were previously financed in other asset-backed securitizations and the 2009/2010 FFELP Warehouse Facility.

Department of Education’s Loan Participation and Purchase Commitment Programs

In August 2008, the Department implemented the Purchase Program and the Participation Program pursuant to the Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”). Under the Participation Program, the Department provides interim short term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program for the 2009-2010 academic year must be either refinanced by the lender by September 30, 2010 or sold to the Department pursuant to the Purchase Program on or prior to October 15, 2010. As of June 30, 2010, the Company had $1.9 billion borrowed under the Participation Program.  The Company plans to sell the FFELP loans funded under the Participation Program to the Department using the Department’s Purchase Program during the fourth quarter of 2010.

Department of Education’s Conduit Program

In January 2009, the Department published summary terms for its program under which it will finance eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”).  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. The Conduit Program was launched on May 11, 2009. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances are contributed by the Company. The Conduit Program has a term of five years and expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans.  As of June 30, 2010 and December 31, 2009, the Company had $2.9 billion and $1.1 billion, respectively, borrowed under the facility and $78.6 million and $66.8 million, respectively, advanced as equity support in the facility. Beginning July 1, 2010, no additional loans can be funded using the Conduit Program.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day term upon termination of the participation certificate.  As of June 30, 2010 and December 31, 2009, $647.9 million and $613.3 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

Unsecured Line of Credit

The Company has a $750.0 million unsecured line of credit that terminates in May 2012.  As of June 30, 2010, there was $691.5 million outstanding on this line.  Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.  The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank (“Lehman”), a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect that Lehman will fund future borrowing requests. As of June 30, 2010, excluding Lehman’s lending commitment, the Company has $51.2 million available for future use under its unsecured line of credit.

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

As of June 30, 2010, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facility.

The Company’s operating line of credit does not have any covenants related to unsecured debt ratings.  However, changes in the Company’s ratings (as well as the amounts the Company borrows) have modest implications on the pricing level at which the Company obtains funding. A default on the 2009/2010 FFELP Warehouse Facility would result in an event of default on the Company’s unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.

Debt Repurchases

The Company has repurchased outstanding debt as summarized below. Gains recorded by the Company from the repurchase of debt are included in “gain on sale of loans and debt repurchases, net” on the Company’s consolidated statements of income.

	Three months ended June 30, 2010			Six months ended June 30, 2010
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain

Asset-backed securities	$117,775	109,016	8,759	392,025	373,089	18,936

	Three months ended June 30, 2009			Six months ended June 30, 2009
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain

Unsecured debt - Senior Notes due 2010	$35,520	31,080	4,440	70,386	57,871	12,515
Unsecured debt - Junior Subordinated Hybrid Securities	1,750	350	1,400	1,750	350	1,400
Asset-backed securities	1,100	1,078	22	1,100	1,078	22

	$38,370	32,508	5,862	73,236	59,299	13,937

5.  Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risks managed by using derivative instruments are interest rate risk and foreign currency exchange risk.

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates. Because the Company generates a significant portion of its earnings from its student loan spread, the interest rate sensitivity of the balance sheet is a key profitability driver.  The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities together with the Company's assessment of current and future market conditions. Based on those factors, the Company uses derivative instruments as part of its overall risk management strategy.

Basis Swaps

The Company funds the majority of its student loan assets with three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed to commercial paper and treasury bill rates. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets results in basis risk. The Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its assets, which generally occurs daily. In a declining interest rate environment, this may cause the Company’s student loan spread to compress, while in a rising rate environment, it may cause the spread to increase.  As of June 30 2010, the Company had $25.4 billion and $1.0 billion of FFELP loans indexed to the three-month financial commercial paper rate and the three-month treasury bill rate, respectively, both of which reset daily, and $20.3 billion of debt indexed to three-month LIBOR, which resets quarterly.

Because of the different index types and different index reset frequencies, the Company is exposed to interest rate risk in the form of basis risk and repricing risk, which, as noted above, is the risk that the different indices may reset at different frequencies, or will not move in the same direction or with the same magnitude. While these indices are all short term in nature with rate movements that are highly correlated over a longer period of time, there have been points in recent history when volatility has been high and correlation has been reduced.

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

The Company has also used derivative instruments to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities.  The Company has entered into basis swaps in which the Company:

•	receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the agreements (the “Average/Discrete Basis Swaps”)

•	receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the “1/3 Basis Swaps”)

The following table summarizes the Company’s basis swaps outstanding:

	As of June 30, 2010
	Notional Amounts
	1/3 Basis Swaps	T-Bill/LIBOR Basis Swaps

Maturity

2011	$—	225,000	(a)
2021	250,000	—
2023	1,250,000	—
2024	250,000	—
2028	100,000	—
2039	150,000	—
2040	200,000	—

	$2,200,000	225,000

	As of December 31, 2009
	Notional Amounts
	1/3 Basis Swaps	T-Bill/LIBOR Basis Swaps

Maturity

2010	$1,000,000	—
2011	—	225,000	(a)
2013	500,000	—
2014	500,000	—
2018	1,300,000	—
2019	500,000	—
2021	250,000	—
2023	1,250,000	—
2024	250,000	—
2028	100,000	—
2039	150,000	—

	$5,800,000	225,000

(a)	These derivatives have forward effective start dates of October 2010 ($75 million), November 2010 ($75 million), and December 2010 ($75 million).

Interest rate swaps – floor income hedges

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

As of June 30, 2010 and December 31, 2009, the Company had $8.1 billion and $10.3 billion, respectively, of student loan assets that were earning fixed rate floor income. The following tables summarize the outstanding derivative investments used by the Company to hedge these loans.

	As of June 30, 2010
		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2010	$4,500,000	0.52%
2011	2,000,000	0.65
2012	950,000	1.08
2013	150,000	1.44
2015	100,000	2.26
2020	100,000	3.23

	$7,800,000	0.70%

	As of December 31, 2009
		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2010	$4,750,000	0.54%
2011	150,000	1.03

	$4,900,000	0.55%

(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Interest rate swaps – unsecured debt hedges

On September 27, 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities (“Hybrid Securities”). The interest rate on the Hybrid Securities from the date they were issued through September 28, 2011 is 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the “scheduled maturity date,” the interest rate on the Hybrid Securities will be equal to three-month LIBOR plus 3.375%, payable quarterly. The Company has entered into the following derivatives to effectively convert the future variable interest rate on a portion of the Hybrid Securities to a fixed rate.

		Weighted
		average fixed
	Notional	rate paid by
	Amount (a)	the Company (b)
As of June 30, 2010	$75,000	4.28%
As of December 31, 2009	$25,000	4.36%

(a) For all interest rate derivatives, the effective start date is March 29, 2012 and the maturity is September 29, 2036.
(b) For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Foreign Currency Exchange Risk

During 2006, the Company completed separate debt offerings of student loan asset-backed securities that included €420.5 million and €352.7 million Euro Notes with interest rates based on a spread to the EURIBOR index. As a result of this transaction, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The principal and accrued interest on these notes is re-measured at each reporting period and recorded on the Company’s balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the “derivative market value and foreign currency adjustments and derivative settlements, net” in the Company’s consolidated statements of income.

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

The following table shows the income statement impact as a result of the re-measurement of the Euro Notes and the change in the fair value of the related derivative instruments. These items are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the accompanying consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Re-measurement of Euro Notes	$93,401	(63,865)	165,075	(16,623)
Change in fair value of cross currency interest rate swaps	(100,946)	41,209	(160,021)	(15,902)
Total impact to statements of income - income (expense)	$(7,545)	(22,656)	5,054	(32,525)

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

Any proceeds received or payments made by the Company to terminate a derivative in advance of its expiration date, or to amend the terms of an existing derivative, are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income and are accounted for as a change in fair value on such derivative. During the six month periods ended June 30, 2010 and 2009, the Company terminated and/or amended certain derivatives for net proceeds of $14.0 million and net payments of $10.3 million, respectively.

The following table summarizes the fair value of the Company’s derivatives not designated as hedging:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of June 30, 2010	As of December 31, 2009	As of June 30, 2010	As of December 31, 2009

Average/discrete basis swaps	$—	—	—	—
1/3 basis swaps	10,594	17,768	527	—
T-Bill/LIBOR basis swaps	136	—	—	259
Interest rate swaps - floor income hedges	2,459	4,497	7,740	2,230
Interest rate swaps - unsecured debt hedges	—	1,817	4,359	—
Cross-currency interest rate swaps	22,009	169,817	12,214	—
Other	156	—	1,306	—

Total	$35,354	193,899	26,146	2,489

The following table summarizes the effect of derivative instruments in the consolidated statements of income. All gains and losses recognized in income related to the Company’s derivative activity are included in “derivative market value and foreign currency adjustments and derivative settlements, net”, on the consolidated statements of income.

	Amount of gain (or loss) recognized		Amount of gain (or loss) recognized
Derivatives not designated as hedging	in income on derivatives		in income on derivatives
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Settlements:
Average/discrete basis swaps	$—	1,040	—	11,062
1/3 basis swaps	80	6,657	221	17,401
Interest rate swaps - floor income hedges	(4,286)	(11)	(8,143)	(11)
Interest rate swaps - unsecured debt hedges	(79)	—	(79)	—
Cross-currency interest rate swaps	917	1,849	2,219	5,441
Other	(9)	—	(18)	—
Total settlements - (expense) income	(3,377)	9,535	(5,800)	33,893

Change in fair value:
Average/discrete basis swaps	—	(6,682)	—	(18,678)
1/3 basis swaps	6,300	(7,118)	5,754	9,867
T-Bill/LIBOR basis swaps	190	—	236	—
Interest rate swaps - floor income hedges	(9)	1,011	(7,548)	1,011
Interest rate swaps - unsecured debt hedges	(5,377)	—	(5,321)	—
Cross-currency interest rate swaps	(100,946)	41,209	(160,021)	(15,902)
Other	(790)	1,432	(1,301)	1,432
Total change in fair value - (expense) income	(100,632)	29,852	(168,201)	(22,270)

Re-measurement of Euro Notes (foreign currency
transaction adjustment) - (expense) income	93,401	(63,865)	165,075	(16,623)

Derivative market value and foreign currency adjustments
and derivative settlements - (expense) income	$(10,608)	(24,478)	(8,926)	(5,000)

Derivative Instruments - Credit and Market Risk

By using derivative instruments, the Company is exposed to credit and market risk.

When the fair value of a derivative instrument is negative, the Company would owe the counterparty if the derivative was settled and, therefore, has no immediate credit risk.  Additionally, if the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company posts collateral may depend on the Company’s unsecured credit rating.  If interest and foreign currency exchange rates move materially, the Company could be required to deposit a significant amount of collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company’s liquidity and capital resources. As of June 30, 2010, the Company had $5.3 million posted as collateral to derivative counterparties.

When the fair value of a derivative contract is positive, this generally indicates that the counterparty would owe the Company if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by the Company.  As of June 30, 2010, the trustee on the Company's asset-backed securities transactions held $113.2 million of collateral from the counterparty on the cross-currency interest rate swaps.

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

6.    Segment Reporting

The Company earns fee-based revenue through its Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, and Enrollment Services operating segments. In addition, the Company earns net interest income on its student loan portfolio through its Asset Generation and Management operating segment. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. In the first quarter of 2010, internal reporting to executive management (the “chief operating decision maker”) changed to reflect operational changes made within the organization. The operations of various segments changed in the first quarter of 2010 in order for the Company to capitalize on external servicing opportunities while obtaining maximum operating leverage. The change in operating results reviewed by management changed the operating segments historically reported by the Company.  The operational and internal reporting changes included moving the majority of software and information technology products and services and related expenses to the Student Loan and Guaranty Servicing operating segment.  The internal and external revenue and expenses related to these products and services were historically included within Corporate Activities and the former Software and Technical Services operating segment.  The Software and Technical Services operating segment no longer meets the definition of an operating segment as described in the Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.  Prior period segment operating results were restated to conform to the current period presentation.

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

In June 2009, the Department of Education named the Company as one of four private sector companies awarded a servicing contract to service all federally-owned student loans. In September 2009, the Company began servicing loans under this contract. The contract spans five years with one, five-year renewal option.

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

Tuition Payment Processing and Campus Commerce

The Tuition Payment Processing and Campus Commerce operating segment provides products and services to help institutions and education-seeking families manage the payment of education costs during the K-12 and higher education stages of the education life cycle. The Company provides actively managed tuition payment solutions, online payment processing, detailed information reporting, financial needs analysis, and data integration services to K-12 and higher educational institutions, families, and students. In addition, the Company provides customer-focused electronic transactions, information sharing, and account and bill presentment to colleges and universities.

Enrollment Services

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students (interactive and list marketing products and services) and helping students plan and prepare for life after high school  (publishing and editing services and resource centers). Interactive marketing products and services include vendor lead management services, admissions lead generation, pay per click marketing management, email marketing, and admissions consulting. Publishing and editing services include test preparation study guides and essay editing services. Resource centers and list marketing products and services include online courses and related services and list marketing services.

Asset Generation and Management Operating Segment

The Asset Generation and Management operating segment includes the acquisition, management, and ownership of the Company’s student loan assets. Revenues are primarily generated from the Company’s earnings from the spread, referred to as the Company’s student loan spread, between the yield received on the student loan portfolio and the costs associated with originating, acquiring, and financing its student loan portfolio. The Company generates student loan assets through direct origination or through acquisitions. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose. In addition to the student loan portfolio, all costs and activity associated with the generation of assets, funding and servicing of those assets, and maintenance of the debt transactions are included in this segment.

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

Segment Results and Reconciliations to GAAP

	Three months ended June 30, 2010
	Fee-Based
	Student	Tuition						"Base net
	Loan	Payment			Asset	Corporate		income"
	and	Processing		Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$17	4	—	21	155,701	1,922	(987)	—	156,657
Interest expense	—	—	—	—	54,105	6,125	(987)	—	59,243
Net interest income (loss)	17	4	—	21	101,596	(4,203)	—	—	97,414

Less provision for loan losses	—	—	—	—	6,200	—	—	—	6,200
Net interest income (loss) after provision for loan losses	17	4	—	21	95,396	(4,203)	—	—	91,214

Other income (expense):
Loan and guaranty servicing revenue	36,652	—	—	36,652	—	—	—	—	36,652
Tuition payment processing and campus commerce revenue	—	12,795	—	12,795	—	—	—	—	12,795
Enrollment services revenue	—	—	35,403	35,403	—	—	—	—	35,403
Software services revenue	5,499	—	—	5,499	—	—	—	—	5,499
Other income	295	—	—	295	4,636	3,565	—	—	8,496
Gain on sale of loans and debt repurchases, net	—	—	—	—	8,759	—	—	—	8,759
Intersegment revenue	23,834	66	14	23,914	—	4,098	(28,012)	—	—
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	(7,231)	(7,231)
Derivative settlements, net	—	—	—	—	(3,377)	—	—	—	(3,377)
Total other income (expense)	66,280	12,861	35,417	114,558	10,018	7,663	(28,012)	(7,231)	96,996

Operating expenses:
Salaries and benefits	23,327	6,594	6,447	36,368	1,286	3,808	(428)	—	41,034
Restructure expense- severance and contract terminination costs	84	—	—	84	—	(12)	(72)	—	—
Cost to provide enrollment services	—	—	24,111	24,111	—	—	—	—	24,111
Other expenses	19,825	2,611	4,065	26,501	2,992	7,351	—	6,232	43,076
Intersegment expenses	3,014	945	655	4,614	21,891	1,007	(27,512)	—	—
Total operating expenses	46,250	10,150	35,278	91,678	26,169	12,154	(28,012)	6,232	108,221

Income (loss) before income taxes and corporate overhead allocation	20,047	2,715	139	22,901	79,245	(8,694)	—	(13,463)	79,989
Corporate overhead allocation	(1,484)	(495)	(495)	(2,474)	(2,473)	4,947	—	—	—
Income (loss) before income taxes	18,563	2,220	(356)	20,427	76,772	(3,747)	—	(13,463)	79,989
Income tax (expense) benefit (a)	(7,053)	(844)	135	(7,762)	(29,173)	1,823	—	5,116	(29,996)
Net income (loss)	$11,510	1,376	(221)	12,665	47,599	(1,924)	—	(8,347)	49,993

(a) Income taxes are applied based on 38% of income (loss) before taxes for the individual operating segments.

	Three months ended June 30, 2009
	Fee-Based
	Student	Tuition						"Base net
	Loan	Payment			Asset	Corporate		income"
	and	Processing		Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$13	11	—	24	156,233	1,312	(422)	6,042	163,189
Interest expense	—	—	—	—	98,338	8,166	(422)	—	106,082
Net interest income (loss)	13	11	—	24	57,895	(6,854)	—	6,042	57,107

Less provision for loan losses	—	—	—	—	8,000	—	—	—	8,000
Net interest income (loss) after provision for loan losses	13	11	—	24	49,895	(6,854)	—	6,042	49,107

Other income (expense):
Loan and guaranty servicing revenue	29,184	—	—	29,184	—	(381)	—	—	28,803
Tuition payment processing and campus commerce revenue	—	11,848	—	11,848	—	—	—	—	11,848
Enrollment services revenue	—	—	28,747	28,747	—	—	—	—	28,747
Software services revenue	6,119	—	—	6,119	—	—	—	—	6,119
Other income	249	—	—	249	4,219	1,197	—	—	5,665
Gain on sale of loans and debt repurchases, net	—	—	—	—	(174)	5,840	—	—	5,666
Intersegment revenue	23,012	53	277	23,342	—	3,862	(27,204)	—	—
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	(34,013)	(34,013)
Derivative settlements, net	—	—	—	—	9,535	—	—	—	9,535
Total other income (expense)	58,564	11,901	29,024	99,489	13,580	10,518	(27,204)	(34,013)	62,370

Operating expenses:
Salaries and benefits	21,247	6,402	5,863	33,512	1,735	4,057	876	—	40,180
Restructure expense- severance and contract terminination costs	3,257	—	—	3,257	—	31	(3,288)	—	—
Cost to provide enrollment services	—	—	18,092	18,092	—	—	—	—	18,092
Other expenses	15,103	2,339	3,041	20,483	5,875	5,134	1,807	5,785	39,084
Intersegment expenses	2,852	669	508	4,029	20,732	1,838	(26,599)	—	—
Total operating expenses	42,459	9,410	27,504	79,373	28,342	11,060	(27,204)	5,785	97,356

Income (loss) before income taxes	16,118	2,502	1,520	20,140	35,133	(7,396)	—	(33,756)	14,121
Income tax (expense) benefit (a)	(6,126)	(951)	(577)	(7,654)	(13,351)	940	—	14,147	(5,918)
Net income (loss)	$9,992	1,551	943	12,486	21,782	(6,456)	—	(19,609)	8,203

(a) Income taxes are applied based on 38% of income (loss) before taxes for the individual operating segments.

	Six months ended June 30, 2010
	Fee-Based
	Student	Tuition						"Base net
	Loan	Payment			Asset	Corporate		income"
	and	Processing		Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$30	12	—	42	290,963	3,520	(1,900)	—	292,625
Interest expense	—	—	—	—	99,761	12,241	(1,900)	—	110,102
Net interest income (loss)	30	12	—	42	191,202	(8,721)	—	—	182,523

Less provision for loan losses	—	—	—	—	11,200	—	—	—	11,200
Net interest income (loss) after provision for loan losses	30	12	—	42	180,002	(8,721)	—	—	171,323

Other income (expense):
Loan and guaranty servicing revenue	73,300	—	—	73,300	—	(254)	—	—	73,046
Tuition payment processing and campus commerce revenue	—	30,177	—	30,177	—	—	—	—	30,177
Enrollment services revenue	—	—	68,674	68,674	—	—	—	—	68,674
Software services revenue	9,843	—	—	9,843	—	—	—	—	9,843
Other income	519	—	—	519	9,404	5,833	—	—	15,756
Gain on sale of loans and debt repurchases, net	—	—	—	—	18,936	—	—	—	18,936
Intersegment revenue	46,553	131	31	46,715	—	8,179	(54,894)	—	—
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	(3,126)	(3,126)
Derivative settlements, net	—	—	—	—	(5,800)	—	—	—	(5,800)
Total other income (expense)	130,215	30,308	68,705	229,228	22,540	13,758	(54,894)	(3,126)	207,506

Operating expenses:
Salaries and benefits	46,909	13,212	12,518	72,639	2,644	7,925	(533)	—	82,675
Restructure expense- severance and contract terminination costs	1,289	—	—	1,289	—	(20)	(1,269)	—	—
Cost to provide enrollment services	—	—	46,136	46,136	—	—	—	—	46,136
Other expenses	35,344	5,052	9,127	49,523	7,213	13,430	200	12,748	83,114
Intersegment expenses	5,996	1,784	1,105	8,885	42,716	1,691	(53,292)	—	—
Total operating expenses	89,538	20,048	68,886	178,472	52,573	23,026	(54,894)	12,748	211,925

Income (loss) before income taxes and corporate overhead allocation	40,707	10,272	(181)	50,798	149,969	(17,989)	—	(15,874)	166,904
Corporate overhead allocation	(2,673)	(891)	(891)	(4,455)	(4,454)	8,909	—	—	—
Income (loss) before income taxes	38,034	9,381	(1,072)	46,343	145,515	(9,080)	—	(15,874)	166,904
Income tax (expense) benefit (a)	(14,453)	(3,566)	408	(17,611)	(55,296)	4,286	—	6,032	(62,589)
Net income (loss)	$23,581	5,815	(664)	28,732	90,219	(4,794)	—	(9,842)	104,315

(a) Income taxes are applied based on 38% of income (loss) before taxes for the individual operating segments.

	Six months ended June 30, 2009
	Fee-Based
	Student	Tuition						"Base net
	Loan	Payment			Asset	Corporate		income"
	and	Processing		Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	79	41	—	120	328,820	2,739	(982)	7,502	338,199
Interest expense	—	—	—	—	236,932	16,634	(982)	—	252,584
Net interest income (loss)	79	41	—	120	91,888	(13,895)	—	7,502	85,615

Less provision for loan losses	—	—	—	—	15,500	—	—	—	15,500
Net interest income (loss) after provision for loan losses	79	41	—	120	76,388	(13,895)	—	7,502	70,115

Other income (expense):
Loan and guaranty servicing revenue	56,037	—	—	56,037	—	(763)	—	—	55,274
Tuition payment processing and campus commerce revenue	—	27,386	—	27,386	—	—	—	—	27,386
Enrollment services revenue	—	—	57,518	57,518	—	—	—	—	57,518
Software services revenue	11,824	—	—	11,824	—	—	—	—	11,824
Other income	361	—	—	361	8,870	5,221	—	—	14,452
Gain (loss) on sale of loans and debt repurchases, net	—	—	—	—	(380)	13,915	—	—	13,535
Intersegment revenue	44,970	110	277	45,357	—	7,862	(53,219)	—	—
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	(38,893)	(38,893)
Derivative settlements, net	—	—	—	—	33,893	—	—	—	33,893
Total other income (expense)	113,192	27,496	57,795	198,483	42,383	26,235	(53,219)	(38,893)	174,989

Operating expenses:
Salaries and benefits	43,601	12,947	11,958	68,506	3,510	7,859	(1,628)	159	78,406
Restructure expense - severance and contract terminination costs	3,257	—	—	3,257	—	31	(3,288)	—	—
Cost to provide enrollment services	—	—	35,885	35,885	—	—	—	—	35,885
Other expenses	27,977	4,747	6,336	39,060	10,834	11,996	1,807	11,939	75,636
Intersegment expenses	5,859	1,292	1,054	8,205	38,608	3,297	(50,110)	—	—
Total operating expenses	80,694	18,986	55,233	154,913	52,952	23,183	(53,219)	12,098	189,927

Income (loss) before income taxes	32,577	8,551	2,562	43,690	65,819	(10,843)	—	(43,489)	55,177
Income tax (expense) benefit (a)	(12,381)	(3,249)	(973)	(16,603)	(25,012)	3,135	—	16,961	(21,519)
Net income (loss)	20,196	5,302	1,589	27,087	40,807	(7,708)	—	(26,528)	33,658

(a) Income taxes are applied based on 38% of income (loss) before income taxes for the individual operating segments.

Corporate Activity and Overhead in the previous tables primarily includes the following items:

•	Income earned on certain investment activities
•	Interest expense incurred on unsecured debt transactions
•	Other products and service offerings that are not considered operating segments

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

	Student	Tuition
	Loan	Payment		Asset	Corporate
	and	Processing		Generation	Activity
	Guaranty	and Campus	Enrollment	and	and
	Servicing	Commerce	Services	Management	Overhead	Total

	Three months ended June 30, 2010

Derivative market value and foreign currency adjustments (a)	$—	—	—	550	6,681	7,231
Amortization of intangible assets (b)	2,114	1,591	2,527	—	—	6,232
Compensation related to business combinations (c)	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives (d)	—	—	—	—	—	—
Net tax effect (e)	(803)	(605)	(958)	(209)	(2,541)	(5,116)

Total adjustments to GAAP	$1,311	986	1,569	341	4,140	8,347

	Three months ended June 30, 2009

Derivative market value and foreign currency adjustments (a)	$—	—	—	35,445	(1,432)	34,013
Amortization of intangible assets (b)	1,215	1,869	2,701	—	—	5,785
Compensation related to business combinations (c)	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives (d)	—	—	—	(6,042)	—	(6,042)
Net tax effect (e)	(462)	(710)	(1,027)	(11,173)	(775)	(14,147)

Total adjustments to GAAP	$753	1,159	1,674	18,230	(2,207)	19,609

	Six months ended June 30, 2010

Derivative market value and foreign currency adjustments (a)	$—	—	—	(4,011)	7,137	3,126
Amortization of intangible assets (b)	4,350	3,516	4,882	—	—	12,748
Compensation related to business combinations (c)	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives (d)	—	—	—	—	—	—
Net tax effect (e)	(1,653)	(1,337)	(1,858)	1,524	(2,708)	(6,032)

Total adjustments to GAAP	$2,697	2,179	3,024	(2,487)	4,429	9,842

	Six months ended June 30, 2009

Derivative market value and foreign currency adjustments (a)	$—	—	—	40,325	(1,432)	38,893
Amortization of intangible assets (b)	2,440	3,756	5,743	—	—	11,939
Compensation related to business combinations (c)	—	—	—	—	159	159
Variable-rate floor income, net of settlements on derivatives (d)	—	—	—	(7,502)	—	(7,502)
Net tax effect (e)	(952)	(1,465)	(2,240)	(12,800)	496	(16,961)

Total adjustments to GAAP	$1,488	2,291	3,503	20,023	(777)	26,528

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

Intangible assets consist of the following:

	Weighted
	average
	remaining
	useful life as of	As of	As of
	June 30,	June 30,	December 31,
	2010 (months)	2010	2009
Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $45,127
and $38,785, respectively)	73	$34,649	40,991
Computer software (net of accumulated amortization of $9,830
and $8,915, respectively)	31	6,818	87
Trade names (net of accumulated amortization of $10,614 and
$9,101, respectively)	29	5,939	7,452
Covenants not to compete (net of accumulated amortization of
$22,815 and $20,372, respectively)	4	786	3,229
Database and content (net of accumulated amortization of $8,964
and $7,701, respectively)	5	516	1,779

Total - amortizable intangible assets	60	$48,708	53,538

The Company recorded amortization expense on its intangible assets of $6.2 million and $5.8 million for the three months ended June 30, 2010 and 2009, respectively, and $12.7 million and $11.9 million for the six months ended June 30, 2010 and 2009, respectively. The Company will continue to amortize intangible assets over their remaining useful lives.  As of June 30, 2010, the Company estimates it will record amortization expense as follows:

2010 (July 1 - December 31)	$9,996
2011	15,784
2012	15,269
2013	2,024
2014	1,298
2015 and thereafter	4,337
$48,708

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

The following table summarizes the Company’s allocation of goodwill by operating segment as of June 30, 2010 and December 31, 2009:

Student Loan and Guaranty Servicing	$8,596
Tuition Payment Processing and Campus Commerce	58,086
Enrollment Services	35,152
Asset Generation and Management	41,883
$143,717

The Company performs goodwill impairment testing annually (every November 30) or more frequently if an event occurs or circumstances change such that there is a potential that the fair value of a reporting unit or reporting units may be below their respective carrying values.  When testing goodwill for impairment, the Company performs a two-step impairment test as prescribed in ASC Topic 350, Intangibles – Goodwill and Other.  In the first step, the Company compares the fair value of each reporting unit to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company would record an impairment loss equal to the difference.

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

The income approach measures the value of each reporting unit based on the present value of the reporting unit’s future economic benefit determined based on discounted cash flows derived from the Company’s projections for each reporting unit.  These projections reflect the estimated future strategic operating and financial performance of each respective reporting unit, including assumptions related to applicable cost savings and planned dispositions or wind down activities.  In conjunction with the Company’s November 30, 2009 impairment assessment, cash flow projections were made for each reporting unit as if the Administration’s budget proposal and SAFRA Legislation were enacted.  Accordingly, cash flow projections for each reporting unit assumed no new FFELP loan originations beyond June 30, 2010.  As such, management has determined that passage of the Reconciliation Act of 2010 does not decrease the fair value of any reporting unit from the fair value assessment as of November 30, 2009 and management did not perform an impairment assessment during the first or second quarters of 2010 due to the passage of the Reconciliation Act of 2010.

However, as a result of the Reconciliation Act of 2010, the Company will no longer originate new (first disbursement) FFELP loans after June 30, 2010 and net interest income on the Company’s existing FFELP loan portfolio will decline over time as the Company’s portfolio pays down.  As a result, as this revenue stream winds down, goodwill impairment will be triggered for the Asset Generation and Management reporting unit due to the passage of time and depletion of projected cash flows stemming from its FFELP student loan portfolio. Other than the Asset Generation and Management reporting unit, management believes the elimination of FFELP will not have an adverse impact on the fair value of the Company’s other reporting units.

8.      Investments

Included in investments on the consolidated balance sheet at June 30, 2010 are debt and equity securities that are bought and held principally for the purpose of selling them in the near term. These investments are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

9.      Fair Value of Financial Instruments

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

	As of June 30, 2010
	Level 1	Level 2	Total
Assets:
Investments (a)	$31,017	—	31,017
Fair value of derivative instruments (b)	—	35,354	35,354
Total assets	$31,017	35,354	66,371

Liabilities:
Fair value of derivative instruments (b)	$—	26,146	26,146
Total liabilities	$—	26,146	26,146

	As of December 31, 2009
	Level 1	Level 2	Total
Assets:
Fair value of derivative instruments (b)	$—	193,899	193,899
Total assets	$—	193,899	193,899

Liabilities:
Fair value of derivative instruments (b)	$—	2,489	2,489
Total liabilities	$—	2,489	2,489

(a)
Investments represent investments classified by the Company as “trading securities,” which are recorded at fair value on a recurring basis. Level 1 investments are measured based upon quoted prices and include investments traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities.

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

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheet:

	As of June 30, 2010		As of December 31, 2009
	Fair value	Carrying value	Fair value	Carrying value
Financial assets:
Student loans receivable	$25,592,928	24,746,932	24,387,267	23,926,957
Student loans receivable - held for sale	2,028,608	1,995,869	—	—
Cash and cash equivalents	274,761	274,761	338,181	338,181
Investments – trading securities	31,017	31,017	—	—
Restricted cash	386,603	386,603	318,530	318,530
Restricted cash – due to customers	37,076	37,076	91,741	91,741
Restricted investments	283,286	283,286	306,962	306,962
Accrued interest receivable	397,495	397,495	329,313	329,313
Derivative instruments	35,354	35,354	193,899	193,899

Financial liabilities:
Bonds and notes payable	27,396,628	27,428,772	24,741,306	24,805,289
Accrued interest payable	22,362	22,362	19,831	19,831
Due to customers	37,076	37,076	91,741	91,741
Derivative instruments	26,146	26,146	2,489	2,489

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

10.    Shareholders’ Equity

Stock Repurchases

During 2006, the Company’s Board of Directors authorized a stock repurchase program to repurchase shares of the Company’s Class A common stock. During the three month period ended June 30, 2010, the Company repurchased and retired 663,443 shares of Class A common stock for $12.8 million (average price of $19.33 per share) under the authority of this plan. As of June 30, 2010, 4,171,142 shares may still be purchased under the plan. The plan has an expiration date of May 24, 2012.

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

Dividends

In the first quarter of 2007, the Company began paying dividends of $0.07 per share on the Company's Class A and Class B Common Stock which were paid quarterly through the first quarter of 2008.  On May 21, 2008, the Company announced that it was temporarily suspending its quarterly dividend program.  On November 5, 2009, the Company's Board of Directors voted to reinstate the quarterly dividend program effective for the fourth quarter 2009.  Accordingly, during 2010, a dividend of $0.07 per share on the Company's Class A and Class B Common Stock was paid on both March 15, 2010 and June 15, 2010 to all holders of record as of March 1, 2010 and June 1, 2010, respectivley.

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

A reconciliation of weighted average shares outstanding follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income attributable to Nelnet, Inc.	$49,993	8,203	104,315	33,658
Less earnings allocated to unvested restricted stockholders	315	52	653	219
Net income available to common stockholders	$49,678	8,151	103,662	33,439
Weighted average common shares outstanding - basic	49,735,398	49,534,413	49,726,099	49,339,451
Dilutive effect of the assumed vesting of restricted stock awards	199,250	199,148	197,581	204,010
Weighted average common shares outstanding - diluted	49,934,648	49,733,561	49,923,680	49,543,461
Basic earnings per common share	$1.00	0.16	2.08	0.68
Diluted earnings per common share	$0.99	0.16	2.08	0.68

12.    Restructuring Charge

On May 8, 2009, as a result of continued challenges in the economy and the student loan industry, the Company adopted a plan to further streamline its operations by continuing to reduce its geographic footprint and consolidate servicing operations and related support services.

Management has developed a restructuring plan that will result in lower costs and provide enhanced synergies through cross training, career development, and simplified communications.  The Company will simplify its operating structure to leverage its larger facilities and technology by closing certain offices and downsizing its presence in certain geographic locations.  Approximately 300 associates were impacted by this restructuring plan.  However, the majority of these functions were relocated to the Company’s Lincoln headquarters and Denver offices.  Implementation of the plan began immediately and is expected to be substantially complete during the fourth quarter of 2010.

The Company estimates that the charge to earnings associated with this restructuring plan will be fully recognized by the fourth quarter 2010 and will total approximately $11.9 million, consisting of approximately $5.3 million in severance costs and approximately $6.6 million in contract terminations, of which $7.3 million and $1.2 million was recognized in 2009 and the first six months of 2010, respectively, and $3.4 million is expected to be recognized in the third and fourth quarters of 2010, respectivley. The majority of the restructuring charge and related activity has and will impact the Company’s Student Loan and Guaranty Servicing operating segment. Selected information relating to the restructuring charge follows:

	Employee
	termination		Lease
	benefits		terminations	Total

Restructuring costs recognized in 2009	$4,247	(a)	3,031 (b)	7,278

Cash payments	(898)		(605)	(1,503)

Restructuring accrual as of December 31, 2009	3,349		2,426	5,775

Restructuring costs recognized during the
three month period ended March 31, 2010	997	(a)	200 (b)	1,197

Cash payments	(264)		(406)	(670)

Restructuring accrual as of March 31, 2010	4,082		2,220	6,302

Restructuring costs recognized during the
three month period ended June 30, 2010	72	(a)	—	72

Cash payments	(1,376)		(1,555)	(2,931)

Restructuring accrual as of June 30, 2010	$2,778		665	3,443

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

An original complaint in the action was filed under seal in the U.S. District Court for the Eastern District of Virginia on September 21, 2007, and was unsealed on August 26, 2009 upon the government’s filing of a Notice of Election to Decline Intervention in the matter.  The First Amended Complaint (the “Oberg Complaint”) was filed on August 24, 2009, and alleges the defendant student loan lenders submitted false claims for payment to the Department of Education in order to obtain special allowance payments on certain student loans at a rate of 9.5%, which the Oberg Complaint alleges is in excess of amounts permitted by law.

The Oberg Complaint alleges that approximately $407 million in unlawful 9.5% special allowance payment claims were submitted by the Company,  and seeks a judgment against the defendants in the amount of three times the amount of damages sustained by the government in connection with the alleged overbilling by the defendants for special allowance payments, as well as civil penalties.

The 9.5% special allowance payments received by the Company were disclosed by the Company on multiple occasions beginning in 2003. In January 2007, the Company entered into asettlement agreement with the Department of Education to resolve an audit report by the Office of Inspector General of the Department of Education with respect to the Company’s student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate (the “Settlement Agreement”). The Settlement Agreement contains anacknowledgment by the Department of Education that the dispute with the Company in connection with billings for 9.5% interest was in good faith.

The Company filed a motion for summary judgment to have the case dismissed.  The Court has not ruled on the motion for summary judgment as of the date of  this filing.  The Court has also ordered a settlement conference to be held before a different judge on August 11, 2010.  Subject to resolution of the matter on summary judgment, the case is set for trial beginning August 17, 2010.

The Company believes it has strong defenses to the Oberg Complaint and is vigorously contesting the matter.   Due to the uncertainty, costs, and risks inherent in the litigation process, the Company may explore various resolutions of the matter, but cannot predict the ultimate outcome or resolution or any liability or settlement amount which may result from this litigation,which could have a material adverse effect on the Company’s results of operations, cash flows, liquidity and capital resources, and financial condition, including compliance with financial covenants under the Company’s credit facilities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and six months ended June 30, 2010 and 2009. All dollars are in thousands, except per share amounts, unless otherwise noted.)

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

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statement presentation to provide the users of the financial statements additional information related to the operating results of the Company. These reclassifications include reclassifying the Company’s gain on debt repurchases to “gain on sale of loans and debt repurchases, net,” which were previously recorded in “other income.” In addition, in the first quarter of 2010, a change in operating results reviewed by management changed the operating segments historically reported by the Company. Prior period segment operating results were restated to conform to the current period presentation. See “Operating Segments” in this Item 2 for additional information on the change in operating segment reporting. The reclassifications had no effect on consolidated net income or consolidated assets and liabilities.

Forward-looking and cautionary statements

This report contains forward-looking statements and information that are based on management’s current expectations as of the date of this document.  Statements that are not historical facts, including statements about the Company’s expectations and statements that assume or are dependent upon future events, are forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements.  These factors include, among others, the risks and uncertainties set forth under “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the risks and uncertainties set forth elsewhere in this Quarterly Report on Form 10-Q; increases in financing costs; limits on liquidity; any adverse outcomes in any significant litigation to which the Company is a party; and changes in the terms of student loans and the educational credit marketplace arising from the implementation of, or changes in, applicable laws and regulations, which may reduce the average term, special allowance payments, and yields on student loans under the FFEL Program of the Department. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students, and their families; the Company’s ability to maintain credit facilities or obtain new facilities; the ability of lenders under the Company’s credit facilities to fulfill their lending commitments under these facilities; changes to the terms and conditions of the liquidity programs offered by the Department; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase, refinance, or carry education loans; losses from loan defaults; changes in prepayment rates, guaranty rates, loan floor rates, and credit spreads; uncertainties inherent in forecasting future cash flows from student loan assets and related asset-backed securitizations; the uncertain nature of estimated expenses that may be incurred and cost savings that may result from restructuring plans; and changes in general economic conditions. The preparation of the Company’s consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. The Company does not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in the Company’s expectations.

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

Recent Developments

Legislation – FFELP

On March 30, 2010, President Obama signed into law the Reconciliation Act of 2010.  Effective July 1, 2010, this law prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Direct Loan Program.  If a first disbursement has been made on a FFELP loan prior to July 1, 2010, subsequent disbursements of that loan may still be made under the FFELP.  The new law does not alter or affect the terms and conditions of existing FFELP loans.

As a result of the Reconciliation Act of 2010, the Company will no longer originate new (first disbursement) FFELP loans after June 30, 2010.  As such, subsequent to 2010, the Company will no longer recognize a gain from originating and subsequently selling FFELP loans to the Department of Education under the Department’s Purchase Program. During the third and fourth quarters of 2009, the Company recognized a pre-tax gain of $9.7 million and $26.9 million, respectively, from selling $427.7 million and $1.6 billion, respectively, of 2008-2009 academic year loans to the Department under the Purchase Program.   The Company continues to use the Department’s Participation Program  to fund loans originated for the 2009-2010 academic year. As of June 30, 2010, the Company had $2.0 billion of loans classified as held for sale funded in the Participation Program that are expected to be sold to the Department under the Purchase Program. The Company estimates that it will recognize a pre-tax gain during the fourth quarter of 2010 of approximately $30 million to $33 million when it sells these loans under this program.  In addition, as a result of the Reconciliation Act of 2010, net interest income on the Company’s existing FFELP loan portfolio, as well as fee-based revenue from guarantee and third-party FFELP servicing and education loan software licensing and consulting fees, will decline over time as the Company and its customers’ FFELP loan portfolios are paid down.  During the six month period ended June 30, 2010 and year ended December 31, 2009, the Company recognized approximately $187 million and $247 million, respectively, of net interest income on its FFELP loan portfolio; $61 million and $100 million, respectively, in guarantee and third-party FFELP servicing revenue; and approximately $5 million and $12 million, respectively, in education loan software licensing and consulting fees related to the FFEL Program.

Due to the legislative changes in the student loan industry, the Company believes there will be opportunities to purchase FFELP loan portfolios and/or expand its current level of guarantee and third-party FFELP servicing volume on behalf of current FFELP participants looking to modify their involvement in FFELP and/or exit that business.  For example, during the second quarter of 2010, the Company purchased $1.9 billion of FFELP student loans from various third-parties.

Direct Loan Servicing Contract

In June 2009, the Company was one of four private sector companies awarded a student loan servicing contract by the Department.  The Company began servicing loans for the Department in September 2009 and, as of June 30, 2010, the Company was servicing $12.9 billion of loans for 1.5 million borrowers under this contract.  The Department has estimated $116 billion of new student loan originations will be funded through the Direct Loan Program for the 2010-2011 academic year (July 1, 2010 – June 30, 2011).  This volume will be allocated by the Department to the four servicers based on performance factors such as customer satisfaction levels and default rates.  For the six-month period ended June 30, 2010, the Company earned $9.7 million in revenue under this contract.

Legislation – Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies, including the SEC, to undertake assessments and rulemakings. The majority of the provisions in the Dodd-Frank Act are aimed at financial institutions. However, there are components of the legislation that will have an impact on the Company, including new requirements for derivatives and securitizations. In addition, there are provisions with which the Company will have to comply as a public company and provisions which may impact the Company as it works with financial institutions. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact the Company’s business and operations. As rules and regulations are promulgated by the federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Act, the Company will need to apply adequate resources to ensure that it is in compliance with all applicable provisions.  Compliance with these new laws and regulations may result in additional costs and may otherwise adversely impact the Company’s results of operations, financial condition, or liquidity.

Legislation – Department of Education Proposed Rulemaking – Incentive Compensation and Misrepresentation

Certain provisions in recently proposed regulations under the Higher Education Act could have an impact on the Company’s Enrollment Services operating segment, as a result of its services provided to for-profit schools.  The United States Higher Education Act provides that to be eligible to participate in Federal student financial aid programs, an educational institution, including for-profit schools, must enter into a program participation agreement with the Secretary of the Department of Education. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments to any individual or entity engaged in recruiting or admission activities. The regulations promulgated under the Higher Education Act specify a number of types of compensation, or “safe harbors,” that do not constitute incentive compensation in violation of this agreement. One of these safe harbors permits an institution to award incentive compensation for Internet-based recruitment and admission activities. The Department of Education has issued a notice of proposed rulemaking in which it suggested repealing all existing safe harbors regarding incentive compensation in recruiting, though exempting click-based payments to third parties for the provision of internet generated student contact information. Additionally, the proposed rulemaking includes misrepresentation standards for ads, offers, and communications presented to prospective students, with associated penalties for noncompliance with these standards. The statutory deadline for publication of final regulations is November 1, 2010.  These regulations may subject the Company to greater risk of liability and may increase the Company’s costs of compliance with these regulations or limit the Company’s ability to serve for-profit schools.

Grow and Diversify Revenue from Fee-Based Businesses

The Company has expanded products and services generated from businesses that are not dependent upon the FFEL Program, thereby reducing legislative and political risk related to the education lending industry. Revenues from these businesses are primarily generated from products and services offered in the Company’s Tuition Payment Processing and Campus Commerce and Enrollment Services operating segments. In addition, in September 2009, the Company began servicing federally-owned student loans for the Department of Education. As discussed previously, the amount of federally-owned student loans originated through the Direct Loan Program is expected to increase substantially, which will lead to an increase in servicing volume and related revenue for the Company. As shown below, revenue earned from the Company’s fee-based operating segments has grown $14.5 million (19.0%) and $29.3 million (19.1%) for the three and six months ended June 30, 2010 compared with the same periods in 2009, respectively.

	Three months ended June 30,
	2010	2009	$ Change	% Change
Student Loan and Guaranty Servicing (a)	$42,463	35,565	6,898	19.4%
Enrollment Services	35,403	28,747	6,656	23.2
Tuition Payment Processing and Campus Commerce	12,799	11,859	940	7.9

Total revenue from fee-based businesses	$90,665	76,171	14,494	19.0%

	Six months ended June 30,
	2010	2009	$ Change	% Change
Student Loan and Guaranty Servicing (a)	$83,692	68,301	15,391	22.5%
Enrollment Services	68,674	57,518	11,156	19.4
Tuition Payment Processing and Campus Commerce	30,189	27,427	2,762	10.1

Total revenue from fee-based businesses	$182,555	153,246	29,309	19.1%

(a)
The Student Loan and Guaranty Servicing operating segment included $12.3 million and $5.8 million of revenue earned from rehabilitation collections on defaulted loans in the second quarters of 2010 and 2009, respectively, and $22.3 million and $6.2 million for the six months ended June 30, 2010 and 2009, respectively.

Manage Operating Costs

As shown below, excluding the cost to provide enrollment services, restructuring charges, and collection costs related to loan rehabilitation revenue, operating expenses increased $2.4 million (3.2%) and $3.3 million (2.2%) for the three and six months ended June 30, 2010 compared with the same periods in 2009, respectively. The Company continues to manage operating costs while growing its fee-based businesses.

	Three months ended June 30,
	2010	2009	$ Change	% Change

Salaries and benefits (a)	$40,962	38,699	2,263	5.8%
Other expenses (b)	34,933	34,824	109	0.3
Operating expenses, excluding the cost
to provide enrollment services, restructure expenses,
and collection costs related to loan rehabilitation revenue	75,895	73,523	$2,372	3.2%
Cost to provide enrollment services	24,111	18,092
Restructure expense (c)	72	3,288
Collection costs related to loan rehabilitation revenue (d)	8,143	2,453
Total operating expenses	$108,221	97,356

	Six months ended June 30,
	2010	2009	$ Change	% Change

Salaries and benefits (a)	$81,606	76,925	4,681	6.1%
Other expenses (b)	69,548	70,952	(1,404)	(2.0)
Operating expenses, excluding the cost
to provide enrollment services, restructure expenses,
and collection costs related to loan rehabilitation revenue	151,154	147,877	$3,277	2.2%
Cost to provide enrollment services	46,136	35,885
Restructure expense (c)	1,269	3,288
Collection costs related to loan rehabilitation revenue (d)	13,366	2,877
Total operating expenses	$211,925	189,927

(a)	Excludes restructure expenses related to employee termination costs.

(b)	Excludes costs to provide enrollment services, restructure expenses related to lease terminations, and collection costs related to loan rehabilitation revenue.

(c)	Restructure expense is included in “salaries and benefits” and “occupancy and communications” in the consolidated statements of income.

(d)
The Company incurred collection costs directly related to revenue earned from rehabilitation loans. These costs are included in “professional and other services” in the consolidated statements of income and are shown separately in the above table for comparability purposes for the periods shown.

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

As reflected in the previous table, the Company’s core and variable student loan spread increased in 2010 compared with the same periods in 2009.  The Company’s variable student loan spread increased throughout 2009 and 2010 as a result of the tightening of the commercial paper rate, which is the primary rate the Company earns on its student loan portfolio, and the LIBOR rate, which is the primary rate the Company pays to fund its student loan assets. The CP/LIBOR spread during the first and second quarters of 2010 was 5 and 2 basis points, respectively, compared to 52 and 45 basis points for the same periods in 2009, respectively. The primary difference between variable student loan spread and core student loan spread is fixed rate floor income. A summary of fixed rate floor income and its contribution to core spread follows.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Fixed rate floor income, gross	$35,340	37,054	74,467	67,339

Derivative settlements (a)	(4,286)	—	(8,142)	—

Fixed rate floor income, net	$31,054	37,054	66,325	67,339

Fixed rate floor income
contribution to spread, net	0.48%	0.59%	0.53%	0.54%

(a)	includes settlement payments on derivatives used to hedge student loans
	earning fixed rate floor income

The high levels of fixed rate floor income earned during 2009 and 2010 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

Future Cash Flow from Portfolio

The majority of the Company’s portfolio of student loans is funded in asset-backed securitizations that are structured to substantially match the maturity of the funded assets, thereby minimizing liquidity risk. In addition, due to (i) the difference between the yield the Company receives on the loans and cost of financing within these transactions, and (ii) the excess servicing and administration fees the Company earns from these transactions, the Company has created a portfolio that will generate earnings and significant cash flow over the life of these transactions.

As of June 30, 2010, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.58 billion as detailed below.

The forecasted cash flow presented below includes all loans currently funded in asset-backed securitizations.  As of June 30, 2010, the Company had $21.5 billion of loans included in asset-backed securitizations which represented 88 percent of its total FFELP student loan portfolio classified as held for investment.  The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department of Education’s Conduit and Loan Participation and Purchase Programs and other warehouse facilities or loans originated and/or acquired subsequent to June 30, 2010.

The Company expects the future cash flows shown below would correspond to earnings when excluding the amortization of loan premiums/discounts and deferred origination costs, potential derivative activity used by the Company to hedge the portfolio, and other portfolio management and administrative costs. Because the Company does not use gain-on-sale accounting when issuing asset-backed securitizations, the future earnings of these transactions are not yet reflected in the Company’s consolidated financial statements.

The increase in the Company’s expected portfolio cash flows from December 31, 2009 (which was $1.43 billion) is due to completing additional asset-backed securitizations during 2010 and favorable changes in forward interest rates, offset by cash received during the first two quarters of 2010.

(a)	The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayments equal the percentage of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect the prepayment estimate, including the level of consolidation activity and default rates.  Should any of these factors change, management may revise its assumptions which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayments that are generally consistent with those utilized in recent asset-backed securities transactions. If management used a prepayment assumption two times greater than what was used to forecast the cash flow, the cash flow forecast is reduced by approximately $320 million to $400 million.

Interest rates:  The Company funds the majority of its student loans with three-month LIBOR (“LIBOR”) indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets are indexed primarily to a commercial paper rate (“CP”).  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets results in basis risk.  The Company’s cash flow forecast assumes LIBOR will exceed CP by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indexes.  If the forecast is performed assuming a spread of 24 basis points between CP and LIBOR for the life of the portfolio, the cash flow forecast is reduced by approximately $100 million to $150 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

FFELP 2009-2010 Academic Year Originations

The Company continues to use the Department’s Participation Program to fund loans originated for the 2009-2010 academic year.  As of June 30, 2010, the Company had $2.0 billion of FFELP loans funded using the Participation Program, which are classified as held for sale on the Company’s consolidated balance sheet. These loans are expected to be sold to the Department under its Purchase Program during the fourth quarter of 2010. Upon selling the $2.0 billion in loans held for sale, the Company expects to recognize a pre-tax gain of approximately $30 million to $33 million.

Use Liquidity to Capitalize on Market Opportunities

The Company has used and will continue to use its improved liquidity position to capitalize on market opportunities, including debt repurchases, student loan purchases, and stock repurchases, as discussed further below.

Debt Repurchases

During the first and second quarters of 2010, the Company used operating cash to repurchase additional asset-backed securities as summarized below. Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par are becoming more limited.

	Notional amount	Purchase price	Gain

Three months ended March 31, 2010	$274,250	264,073	10,177

Three months ended June 30, 2010	117,775	109,016	8,759

Six months ended June 30, 2010	$392,025	373,089	18,936

Student Loan Purchases

As disclosed previously, during the second quarter of 2010, the Company purchased $1.9 billion (par value) of student loans.  The Company believes there will be additional opportunities to purchase FFELP loan portfolios and/or expand its current level of guarantee and third-party FFELP servicing volume from current FFELP participants looking to modify their involvement and/or exit the market.

Stock Repurchases

During the three month period ended June 30, 2010, the Company repurchased and retired 663,443 shares of Class A common stock for $12.8 million (average share price of $19.33 per share) under the Company’s stock repurchase program.

RESULTS OF OPERATIONS

The Company’s operating results are primarily driven by the performance of its existing portfolio and the revenues generated by its fee-based businesses and the costs to provide such services.  The performance of the Company’s portfolio is driven by net interest income and losses related to credit quality of the assets along with the cost to administer and service the assets and related debt.

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

Provision for Loan Losses

Management estimates and establishes an allowance for loan losses through a provision charged to expense. Losses are charged against the allowance when management believes the collection of the loan principal is unlikely. Recovery of amounts previously charged off is credited to the allowance for loan losses.  Management maintains the allowance for federally insured and non-federally insured loans at a level believed to be appropriate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective because it requires estimates that may be susceptible to significant changes.  The Company analyzes the allowance separately for its federally insured loans and its non-federally insured loans.

The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company’s loan portfolios considering past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government guarantees 97% of the principal of and the interest on federally insured student loans disbursed on and after July 1, 2006 (and 98% for those loans disbursed prior to July 1, 2006), which limits the Company’s loss exposure on the outstanding balance of the Company’s federally insured portfolio. Student loans disbursed prior to October 1, 1993 are fully insured.

In determining the appropriateness of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. The Company places a non-federally insured loan on nonaccrual status when the collection of principal and interest is 30 days past due and charges off the loan when the collection of principal and interest is 120 days past due.

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

Operating Expenses

Operating expenses includes indirect costs incurred to generate and acquire student loans; costs incurred to manage and administer the Company’s student loan portfolio and its financing transactions; costs incurred to service the Company’s student loan portfolio and the portfolios of third parties; collection costs related to rehabilitation revenue; the cost to provide enrollment services; costs incurred to provide tuition payment processing, campus commerce, resource center and list marketing services, and software and technical services to third parties; the depreciation and amortization of capital assets and intangible assets; investments in products, services, and technology to meet customer needs and support continued revenue growth; and other general and administrative expenses.  The cost to provide enrollment services, as discussed previously, consists of costs incurred to provide interactive marketing and publishing and editing services in the Company’s Enrollment Services operating segment.  Operating expenses also includes employee termination benefits and lease termination costs related to the Company’s restructuring initiatives.

Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009

Net Interest Income (net of settlements on derivatives)

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Interest income:
Loan interest	$155,353	160,413	(5,060)	(3.2)%	$290,320	331,332	(41,012)	(12.4	) %
Investment interest	1,304	2,776	(1,472)	(53.0)	2,305	6,867	(4,562)	(66.4)
Total interest income	156,657	163,189	(6,532)	(4.0)	292,625	338,199	(45,574)	(13.5)
Interest expense:
Interest on bonds and notes payable	59,243	106,082	(46,839)	(44.2)	110,102	252,584	(142,482)	(56.4)
Net interest income	97,414	57,107	40,307	70.6	182,523	85,615	96,908	113.2
Provision for loan losses	6,200	8,000	(1,800)	(22.5)	11,200	15,500	(4,300)	(27.7)
Net interest income after
provision for loan losses	91,214	49,107	42,107	85.7	171,323	70,115	101,208	144.3

Derivative settlements, net (a)	(3,377)	9,535	(12,912)	(135.4)	(5,800)	33,893	(39,693)	(117.1)

Net interest income after
provision for loan losses (net of
settlements on derivatives)	$87,837	58,642	29,195	49.8%	$165,523	104,008	61,515	59.1%

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

Net interest income after provision for loan losses, net of settlements on derivatives, changed for the three and six months ended June 30, 2010 compared with the same periods in 2009 as follows:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%

Student loan interest margin, net of
settlements on derivatives (a)	$67,804	28,936	38,868	134.3%	$120,334	54,434	65,900	121.1%
Fixed rate floor income, net of
settlements on derivatives (b)	31,054	37,054	(6,000)	(16.2)	66,325	67,339	(1,014)	(1.5)
Variable-rate floor income, net of
settlements on derivatives (c)	—	6,042	(6,042)	(100.0)	—	7,502	(7,502)	(100.0)
Investment interest (d)	1,304	2,776	(1,472)	(53.0)	2,305	6,867	(4,562)	(66.4)
Corporate debt interest expense (e)	(6,125)	(8,166)	2,041	(25.0)	(12,241)	(16,634)	4,393	(26.4)
Provision for loan losses (f)	(6,200)	(8,000)	1,800	(22.5)	(11,200)	(15,500)	4,300	(27.7)

Net interest income after
provision for loan losses (net of
settlements on derivatives)	$87,837	58,642	29,195	49.8%	$165,523	104,008	61,515	59.1%

(a)
Variable student loan spread increased to 1.06% and 0.96% for the three and six months ended June 30, 2010 compared with 0.60% and 0.54% for the same periods in 2009 as further discussed in this Item 2 under “Asset Generation and Management Operating Segment – Results of Operations – Student Loan Spread Analysis.”

(b)
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate generating fixed rate floor income. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” for additional information.

(c)
Loans that reset annually on July 1 can generate excess spread income compared with the rate based on the special allowance payment formula in declining interest rate environments.  The Company refers to this additional income as variable-rate floor income.  A portion of the Company’s portfolio was earning variable-rate floor income during the first and second quarters of 2009. No variable-rate floor income was earned during 2010.

(d)	Investment interest decreased for the three and six months ended June 30, 2010 compared with the same periods in 2009 due to lower interest rates and a decrease in average cash held.

(e)
Corporate debt interest expense decreased for the three and six months ended June 30, 2010 compared with the same periods in 2009 due to a reduction in debt outstanding due to the purchase of unsecured fixed rate debt. During the first, second, and third quarters of 2009, the Company purchased $34.9 million, $35.5 million, and $137.9 million, respectively, of its 5.125% Senior Notes due 2010.  The remaining balance outstanding on the Senior Notes, $66.7 million, was paid on June 1, 2010.

(f)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses inherent in the Company's portfolio of loans.  The provision for loan losses recognized by the Company was larger during the three and six months ended June 30, 2009 compared with the same periods in 2010, primarily due to the provision related to the Company's non-federally insured student loan portfolio.  During 2009, the Company increased its allowance for non-federally insured loans due to management's projected performance of the portfolio in light of economic conditions.  As of June 30, 2010, the Company's non-federally insured student loan portfolio, including those loans in repayment and loans delinquent, decreased from the same period a year ago.  The Company believes these items, as well as continued aging of the portfolio, decreased the need to record additional provision expense related to the Company's non-federally insured portfolio.

Other Income

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%

Loan and guaranty servicing revenue (a)	$36,652	28,803	7,849	27.3%	$73,046	55,274	17,772	32.2%
Tuition payment processing and campus commerce revenue (b)	12,795	11,848	947	8.0	30,177	27,386	2,791	10.2
Enrollment services revenue (c)	35,403	28,747	6,656	23.2	68,674	57,518	11,156	19.4
Software services revenue (d)	5,499	6,119	(620)	(10.1)	9,843	11,824	(1,981)	(16.8)
Other income (e)	8,496	5,665	2,831	50.0	15,756	14,452	1,304	9.0
Gain on sale of loans and debt repurchases, net (f)	8,759	5,666	3,093	54.6	18,936	13,535	5,401	39.9
Derivative market value and foreign currency adjustments (g)	(7,231)	(34,013)	26,782	(78.7)	(3,126)	(38,893)	35,767	(92.0)
Derivative settlements, net (h)	(3,377)	9,535	(12,912)	(135.4)	(5,800)	33,893	(39,693)	(117.1)
Total other income	$96,996	62,370	34,626	55.5%	$207,506	174,989	32,517	18.6%

(a)
“Loan and guaranty servicing revenue” increased due to an increase in loan servicing revenue as a result of servicing loans for the Department, as well as an increase in guaranty servicing revenue as a result of recognizing $12.3 million and $22.3 million in revenue related to rehabilitation collections on defaulted loans in the three and six months ended June 30, 2010 compared with $5.8 million and $6.2 million for the same periods in 2009. This additional revenue was offset by a decrease in external FFELP servicing revenue due to the loss of servicing volume from third party customers as a result of these customers selling their portfolios to the Company and/or the Department under the Purchase Program. See Item 2 under “Student Loan and Guaranty Servicing Operating Segment – Results of Operations” for additional information.

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

(e)	The following table summarizes the components of “other income”.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Borrower late fee income	$2,979	2,758	6,237	5,788
Gain on sale of equity method investment	—	—	—	3,500
Other	5,517	2,907	9,519	5,164

Other income	$8,496	5,665	15,756	14,452

(f)  “Gain on sale of loans and debt repurchases, net” includes the following:

	Three months ended June 30, 2010			Six months ended June 30, 2010
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain
Gains on debt repurchases:
Asset-backed securities	$117,775	109,016	8,759	$392,025	373,089	18,936

	Three months ended June 30, 2009			Six months ended June 30, 2009
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain
Gains on debt repurchases:
5.125% Senior Notes due 2010	$35,520	31,080	4,440	$70,386	57,871	12,515
Junior Subordinated Hybrid Securities	1,750	350	1,400	1,750	350	1,400
Asset-backed securities	1,100	1,078	22	1,100	1,078	22

	$38,370	32,508	5,862	$73,236	59,299	13,937
Loss on sale of loans			(196)			(402)

Gain on sale of loans and debt repurchases, net			$5,666			$13,535

(g)
The change in “derivative market value and foreign currency adjustments” is the result of the change in the fair value of the Company’s derivative portfolio and transaction gains/losses resulting from the re-measurement of the Company’s Euro-denominated bonds to U.S. dollars. These changes are summarized below.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Change in fair value of derivatives	$(100,632)	29,852	(168,201)	(22,270)
Foreign currency transaction adjustment	93,401	(63,865)	165,075	(16,623)

Derivative market value and foreign currency adjustments	$(7,231)	(34,013)	(3,126)	(38,893)

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

Operating Expenses

As shown below, excluding the cost to provide enrollment services, restructuring charges, and collection costs related to loan rehabilitation revenue, operating expenses increased $2.4 million (3.2%) and $3.3 million (2.2%) for the three and six months ended June 30, 2010 compared with the same periods in 2009, respectively. The Company continues to manage operating costs while growing its fee-based businesses.

	Three months ended June 30,
	2010	2009	$ Change	% Change

Salaries and benefits (a)	$40,962	38,699	2,263	5.8%
Other expenses (b)	34,933	34,824	109	0.3
Operating expenses, excluding the cost
to provide enrollment services, restructure expenses,
and collection costs related to loan rehabilitation revenue	75,895	73,523	$2,372	3.2%
Cost to provide enrollment services	24,111	18,092
Restructure expense (c)	72	3,288
Collection costs related to loan rehabilitation revenue (d)	8,143	2,453
Total operating expenses	$108,221	97,356

	Six months ended June 30,
	2010	2009	$ Change	% Change

Salaries and benefits (a)	$81,606	76,925	4,681	6.1%
Other expenses (b)	69,548	70,952	(1,404)	(2.0)
Operating expenses, excluding the cost
to provide enrollment services, restructure expenses,
and collection costs related to loan rehabilitation revenue	151,154	147,877	$3,277	2.2%
Cost to provide enrollment services	46,136	35,885
Restructure expense (c)	1,269	3,288
Collection costs related to loan rehabilitation revenue (d)	13,366	2,877
Total operating expenses	$211,925	189,927

(a)	Excludes restructure expenses related to employee termination costs.

(b)	Excludes costs to provide enrollment services, restructure expenses related to lease terminations, and collection costs related to loan rehabilitation revenue.

(c)	Restructure expense is included in “salaries and benefits” and “occupancy and communications” in the consolidated statements of income.

(d)
The Company incurred collection costs directly related to revenue earned from rehabilitation loans. These costs are included in “professional and other services” in the consolidated statements of income and are shown separately in the above table for comparability purposes for the periods shown.

Income Taxes

The Company’s effective tax rate was 37.5% for the three and six months ended June 30, 2010 compared to 41.9% and 39.0% for the same periods in 2009, respectively. The effective tax rate for 2010 decreased as compared with the same periods in 2009 due to a decrease of items not deductible for tax purposes and various state tax law changes.

Additional information on the Company’s results of operations is included with the discussion of the Company’s operating segments in this Item 2 under “Operating Segments.”

Financial Condition as of June 30, 2010 compared to December 31, 2009

	As of	As of
	June 30,	December 31,	Change
	2010	2009	Dollars	Percent
Assets:
Student loans receivable, net	$24,746,932	23,926,957	819,975	3.4%	%
Student loans receivable - held for sale	1,995,869	—	1,995,869	100.0
Cash, cash equivalents, and investments	981,726	1,055,414	(73,688)	(7.0)
Goodwill	143,717	143,717	—	—
Intangible assets, net	48,708	53,538	(4,830)	(9.0)
Fair value of derivative instruments	35,354	193,899	(158,545)	(82)
Other assets	615,717	502,902	112,815	22.4
Total assets	$28,568,023	25,876,427	2,691,596	10.4%	%

Liabilities:
Bonds and notes payable	$27,428,772	24,805,289	2,623,483	10.6%	%
Fair value of derivative instruments	26,146	2,489	23,657	950.5
Other liabilities	239,160	284,086	(44,926)	(15.8)
Total liabilities	27,694,078	25,091,864	2,602,214	10.4

Shareholders' equity	873,945	784,563	89,382	11.4
Total liabilities and shareholders' equity	$28,568,023	25,876,427	2,691,596	10.4%	%

Total assets and total liabilities increased during 2010 primarily due to the Company originating and acquiring student loans in 2010 and funding the loans with bonds and notes payable. See the activity of loans originated and acquired in this Item 2 under “Asset Generation and Management – Results of Operations.”

OPERATING SEGMENTS

The Company earns fee-based revenue through its Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, and Enrollment Services operating segments. In addition, the Company earns net interest income on its student loan portfolio in its Asset Generation and Management operating segment. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. In the first quarter of 2010, internal reporting to executive management (the “chief operating decision maker”) changed to reflect operational changes made within the organization. The operations of various segments changed in the first quarter of 2010 in order for the Company to capitalize on external servicing opportunities while obtaining maximum operating leverage. The change in operating results reviewed by management changed the operating segments historically reported by the Company.  The operational and internal reporting changes included moving the majority of software and information technology products and services and related expenses to the Student Loan and Guaranty Servicing operating segment.  The internal and external revenue and expenses related to these products and services were historically included within Corporate Activities and the former Software and Technical Services operating segment.  The Software and Technical Services operating segment no longer meets the definition of an operating segment as described in ASC Topic 280, Segment Reporting.  Prior period segment operating results were restated to conform to the current period presentation.

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

Segment Results and Reconciliations to GAAP

	Three months ended June 30, 2010
	Fee-Based
	Student	Tuition						"Base net
	Loan	Payment			Asset	Corporate		income"
	and	Processing		Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$17	4	—	21	155,701	1,922	(987)	—	156,657
Interest expense	—	—	—	—	54,105	6,125	(987)	—	59,243
Net interest income (loss)	17	4	—	21	101,596	(4,203)	—	—	97,414

Less provision for loan losses	—	—	—	—	6,200	—	—	—	6,200
Net interest income (loss) after provision for loan losses	17	4	—	21	95,396	(4,203)	—	—	91,214

Other income (expense):
Loan and guaranty servicing revenue	36,652	—	—	36,652	—	—	—	—	36,652
Tuition payment processing and campus commerce revenue	—	12,795	—	12,795	—	—	—	—	12,795
Enrollment services revenue	—	—	35,403	35,403	—	—	—	—	35,403
Software services revenue	5,499	—	—	5,499	—	—	—	—	5,499
Other income	295	—	—	295	4,636	3,565	—	—	8,496
Gain on sale of loans and debt repurchases, net	—	—	—	—	8,759	—	—	—	8,759
Intersegment revenue	23,834	66	14	23,914	—	4,098	(28,012)	—	—
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	(7,231)	(7,231)
Derivative settlements, net	—	—	—	—	(3,377)	—	—	—	(3,377)
Total other income (expense)	66,280	12,861	35,417	114,558	10,018	7,663	(28,012)	(7,231)	96,996

Operating expenses:
Salaries and benefits	23,327	6,594	6,447	36,368	1,286	3,808	(428)	—	41,034
Restructure expense- severance and contract terminination costs	84	—	—	84	—	(12)	(72)	—	—
Cost to provide enrollment services	—	—	24,111	24,111	—	—	—	—	24,111
Other expenses	19,825	2,611	4,065	26,501	2,992	7,351	—	6,232	43,076
Intersegment expenses	3,014	945	655	4,614	21,891	1,007	(27,512)	—	—
Total operating expenses	46,250	10,150	35,278	91,678	26,169	12,154	(28,012)	6,232	108,221

Income (loss) before income taxes and corporate overhead allocation	20,047	2,715	139	22,901	79,245	(8,694)	—	(13,463)	79,989
Corporate overhead allocation	(1,484)	(495)	(495)	(2,474)	(2,473)	4,947	—	—	—
Income (loss) before income taxes	18,563	2,220	(356)	20,427	76,772	(3,747)	—	(13,463)	79,989
Income tax (expense) benefit (a)	(7,053)	(844)	135	(7,762)	(29,173)	1,823	—	5,116	(29,996)
Net income (loss)	$11,510	1,376	(221)	12,665	47,599	(1,924)	—	(8,347)	49,993

(a) Income taxes are applied based on 38% of income (loss) before taxes for the individual operating segments.

	Three months ended June 30, 2009
	Fee-Based
	Student	Tuition						"Base net
	Loan	Payment			Asset	Corporate		income"
	and	Processing		Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$13	11	—	24	156,233	1,312	(422)	6,042	163,189
Interest expense	—	—	—	—	98,338	8,166	(422)	—	106,082
Net interest income (loss)	13	11	—	24	57,895	(6,854)	—	6,042	57,107

Less provision for loan losses	—	—	—	—	8,000	—	—	—	8,000
Net interest income (loss) after provision for loan losses	13	11	—	24	49,895	(6,854)	—	6,042	49,107

Other income (expense):
Loan and guaranty servicing revenue	29,184	—	—	29,184	—	(381)	—	—	28,803
Tuition payment processing and campus commerce revenue	—	11,848	—	11,848	—	—	—	—	11,848
Enrollment services revenue	—	—	28,747	28,747	—	—	—	—	28,747
Software services revenue	6,119	—	—	6,119	—	—	—	—	6,119
Other income	249	—	—	249	4,219	1,197	—	—	5,665
Gain on sale of loans and debt repurchases, net	—	—	—	—	(174)	5,840	—	—	5,666
Intersegment revenue	23,012	53	277	23,342	—	3,862	(27,204)	—	—
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	(34,013)	(34,013)
Derivative settlements, net	—	—	—	—	9,535	—	—	—	9,535
Total other income (expense)	58,564	11,901	29,024	99,489	13,580	10,518	(27,204)	(34,013)	62,370

Operating expenses:
Salaries and benefits	21,247	6,402	5,863	33,512	1,735	4,057	876	—	40,180
Restructure expense- severance and contract terminination costs	3,257	—	—	3,257	—	31	(3,288)	—	—
Cost to provide enrollment services	—	—	18,092	18,092	—	—	—	—	18,092
Other expenses	15,103	2,339	3,041	20,483	5,875	5,134	1,807	5,785	39,084
Intersegment expenses	2,852	669	508	4,029	20,732	1,838	(26,599)	—	—
Total operating expenses	42,459	9,410	27,504	79,373	28,342	11,060	(27,204)	5,785	97,356

Income (loss) before income taxes	16,118	2,502	1,520	20,140	35,133	(7,396)	—	(33,756)	14,121
Income tax (expense) benefit (a)	(6,126)	(951)	(577)	(7,654)	(13,351)	940	—	14,147	(5,918)
Net income (loss)	$9,992	1,551	943	12,486	21,782	(6,456)	—	(19,609)	8,203

(a) Income taxes are applied based on 38% of income (loss) before taxes for the individual operating segments.

	Six months ended June 30, 2010
	Fee-Based
	Student	Tuition						"Base net
	Loan	Payment			Asset	Corporate		income"
	and	Processing		Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$30	12	—	42	290,963	3,520	(1,900)	—	292,625
Interest expense	—	—	—	—	99,761	12,241	(1,900)	—	110,102
Net interest income (loss)	30	12	—	42	191,202	(8,721)	—	—	182,523

Less provision for loan losses	—	—	—	—	11,200	—	—	—	11,200
Net interest income (loss) after provision for loan losses	30	12	—	42	180,002	(8,721)	—	—	171,323

Other income (expense):
Loan and guaranty servicing revenue	73,300	—	—	73,300	—	(254)	—	—	73,046
Tuition payment processing and campus commerce revenue	—	30,177	—	30,177	—	—	—	—	30,177
Enrollment services revenue	—	—	68,674	68,674	—	—	—	—	68,674
Software services revenue	9,843	—	—	9,843	—	—	—	—	9,843
Other income	519	—	—	519	9,404	5,833	—	—	15,756
Gain on sale of loans and debt repurchases, net	—	—	—	—	18,936	—	—	—	18,936
Intersegment revenue	46,553	131	31	46,715	—	8,179	(54,894)	—	—
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	(3,126)	(3,126)
Derivative settlements, net	—	—	—	—	(5,800)	—	—	—	(5,800)
Total other income (expense)	130,215	30,308	68,705	229,228	22,540	13,758	(54,894)	(3,126)	207,506

Operating expenses:
Salaries and benefits	46,909	13,212	12,518	72,639	2,644	7,925	(533)	—	82,675
Restructure expense- severance and contract terminination costs	1,289	—	—	1,289	—	(20)	(1,269)	—	—
Cost to provide enrollment services	—	—	46,136	46,136	—	—	—	—	46,136
Other expenses	35,344	5,052	9,127	49,523	7,213	13,430	200	12,748	83,114
Intersegment expenses	5,996	1,784	1,105	8,885	42,716	1,691	(53,292)	—	—
Total operating expenses	89,538	20,048	68,886	178,472	52,573	23,026	(54,894)	12,748	211,925

Income (loss) before income taxes and corporate overhead allocation	40,707	10,272	(181)	50,798	149,969	(17,989)	—	(15,874)	166,904
Corporate overhead allocation	(2,673)	(891)	(891)	(4,455)	(4,454)	8,909	—	—	—
Income (loss) before income taxes	38,034	9,381	(1,072)	46,343	145,515	(9,080)	—	(15,874)	166,904
Income tax (expense) benefit (a)	(14,453)	(3,566)	408	(17,611)	(55,296)	4,286	—	6,032	(62,589)
Net income (loss)	$23,581	5,815	(664)	28,732	90,219	(4,794)	—	(9,842)	104,315

(a) Income taxes are applied based on 38% of income (loss) before taxes for the individual operating segments.

	Six months ended June 30, 2009
	Fee-Based
	Student	Tuition						"Base net
	Loan	Payment			Asset	Corporate		income"
	and	Processing		Total	Generation	Activity	Eliminations	Adjustments	GAAP
	Guaranty	and Campus	Enrollment	Fee-	and	and	and	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	Results	Operations

Total interest income	$79	41	—	120	328,820	2,739	(982)	7,502	338,199
Interest expense	—	—	—	—	236,932	16,634	(982)	—	252,584
Net interest income (loss)	79	41	—	120	91,888	(13,895)	—	7,502	85,615

Less provision for loan losses	—	—	—	—	15,500	—	—	—	15,500
Net interest income (loss) after provision for loan losses	79	41	—	120	76,388	(13,895)	—	7,502	70,115

Other income (expense):
Loan and guaranty servicing revenue	56,037	—	—	56,037	—	(763)	—	—	55,274
Tuition payment processing and campus commerce revenue	—	27,386	—	27,386	—	—	—	—	27,386
Enrollment services revenue	—	—	57,518	57,518	—	—	—	—	57,518
Software services revenue	11,824	—	—	11,824	—	—	—	—	11,824
Other income	361	—	—	361	8,870	5,221	—	—	14,452
Gain (loss) on sale of loans and debt repurchases, net	—	—	—	—	(380)	13,915	—	—	13,535
Intersegment revenue	44,970	110	277	45,357	—	7,862	(53,219)	—	—
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	(38,893)	(38,893)
Derivative settlements, net	—	—	—	—	33,893	—	—	—	33,893
Total other income (expense)	113,192	27,496	57,795	198,483	42,383	26,235	(53,219)	(38,893)	174,989

Operating expenses:
Salaries and benefits	43,601	12,947	11,958	68,506	3,510	7,859	(1,628)	159	78,406
Restructure expense - severance and contract terminination costs	3,257	—	—	3,257	—	31	(3,288)	—	—
Cost to provide enrollment services	—	—	35,885	35,885	—	—	—	—	35,885
Other expenses	27,977	4,747	6,336	39,060	10,834	11,996	1,807	11,939	75,636
Intersegment expenses	5,859	1,292	1,054	8,205	38,608	3,297	(50,110)	—	—
Total operating expenses	80,694	18,986	55,233	154,913	52,952	23,183	(53,219)	12,098	189,927

Income (loss) before income taxes	32,577	8,551	2,562	43,690	65,819	(10,843)	—	(43,489)	55,177
Income tax (expense) benefit (a)	(12,381)	(3,249)	(973)	(16,603)	(25,012)	3,135	—	16,961	(21,519)
Net income (loss)	$20,196	5,302	1,589	27,087	40,807	(7,708)	—	(26,528)	33,658

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

 Limitations of “Base Net Income”

While GAAP provides a uniform, comprehensive basis of accounting, for the reasons discussed above, management believes that “base net income” is an important additional tool for providing a more complete understanding of the Company’s results of operations.  Nevertheless, “base net income” is subject to certain general and specific limitations that investors should carefully consider.  For example, as stated above, unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting.  The Company’s “base net income” is not a defined term within GAAP and may not be comparable to similarly titled measures reported by other companies.  Investors, therefore, may not be able to compare the Company’s performance with that of other companies based upon “base net income.”  “Base net income” results are only meant to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely monitored and used by the Company’s management and board of directors to assess performance and information which the Company believes is important to analysts, rating agencies, and creditors.

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

	Student	Tuition
	Loan	Payment		Asset	Corporate
	and	Processing		Generation	Activity
	Guaranty	and Campus	Enrollment	and	and
	Servicing	Commerce	Services	Management	Overhead	Total

	Three months ended June 30, 2010

Derivative market value and foreign currency adjustments	$—	—	—	550	6,681	7,231
Amortization of intangible assets	2,114	1,591	2,527	—	—	6,232
Compensation related to business combinations	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	—	—
Net tax effect (a)	(803)	(605)	(958)	(209)	(2,541)	(5,116)

Total adjustments to GAAP	$1,311	986	1,569	341	4,140	8,347

	Three months ended June 30, 2009

Derivative market value and foreign currency adjustments	$—	—	—	35,445	(1,432)	34,013
Amortization of intangible assets	1,215	1,869	2,701	—	—	5,785
Compensation related to business combinations	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives	—	—	—	(6,042)	—	(6,042)
Net tax effect (a)	(462)	(710)	(1,027)	(11,173)	(775)	(14,147)

Total adjustments to GAAP	$753	1,159	1,674	18,230	(2,207)	19,609

	Six months ended June 30, 2010

Derivative market value and foreign currency adjustments	$—	—	—	(4,011)	7,137	3,126
Amortization of intangible assets	4,350	3,516	4,882	—	—	12,748
Compensation related to business combinations	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	—	—
Net tax effect (a)	(1,653)	(1,337)	(1,858)	1,524	(2,708)	(6,032)

Total adjustments to GAAP	$2,697	2,179	3,024	(2,487)	4,429	9,842

	Six months ended June 30, 2009

Derivative market value and foreign currency adjustments	$—	—	—	40,325	(1,432)	38,893
Amortization of intangible assets	2,440	3,756	5,743	—	—	11,939
Compensation related to business combinations	—	—	—	—	159	159
Variable-rate floor income, net of settlements on derivatives	—	—	—	(7,502)	—	(7,502)
Net tax effect (a)	(952)	(1,465)	(2,240)	(12,800)	496	(16,961)

Total adjustments to GAAP	$1,488	2,291	3,503	20,023	(777)	26,528

(a)	Income taxes are applied based on 38% for the individual operating segments.

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

Compensation related to business combinations:  The Company has structured certain business combinations in which the consideration paid has been dependent on the sellers’ continued employment with the Company.  As such, the value of the consideration paid is recognized as compensation expense by the Company over the term of the applicable employment agreement.  “Base net income” excludes this expense because the Company believes such charges do not drive its operating performance on a long-term basis and can affect the period-to-period comparability of the results of operations.  If the Company did not enter into the employment agreements in connection with the acquisition, the amount paid to these former shareholders of the acquired entity would have been recorded by the Company as additional consideration of the acquired entity, thus, not having an effect on the Company’s results of operations. The compensation expense related to these existing agreements was fully expensed in 2009.

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

In June 2009, the Department of Education named the Company as one of four private sector companies awarded a student loan servicing contract. In September 2009, the Company began servicing FFELP loans for the Department under this contract.  In June 2010, the Company also began servicing new loans originated under the Direct Loan Program. To date, servicing volume has been allocated by the Department to the four servicers.  However, performance factors such as customer satisfaction levels and default rates will determine volume allocations over time. The contract spans five years, with one five-year renewal option. Servicing loans under this contract will increase revenue earned by this segment.  However, as the portfolio ages, operating margins under this contract are expected to be lower than historical levels achieved.

Segment Summary of Results

Significant items impacting 2010 operating results include:

•	$9.7 million of government servicing revenue earned in 2010 and growth of number of borrowers to 1.5 million and loan volume to $12.9 billion under this contract.

•	$22.3 million of guaranty servicing revenue earned in 2010 from rehabilitation collections on defaulted loan assets.

Student Loan Servicing Volumes (dollars in millions)

Number of borrowers:

Government
servicing:	—	22,478	441,913	1,055,896	1,530,308

FFELP
servicing:	2,358,647	2,431,612	2,311,558	2,327,016	2,329,150

(a)
As of June 30, 2010, the Company was servicing $2.0 billion of loans owned by the Company and approximately $0.4 billion of loans for third parties that were disbursed on or after July 1, 2009 and may be eligible to be sold to the Department pursuant to its Loan Purchase Commitment Program.  The Company expects to retain servicing on all loans sold to the Department which are currently being serviced by the Company.

Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Net interest income	$17	13	4	30.8%	$30	79	(49)	(62.0)%

Loan and guaranty servicing revenue	36,652	29,184	7,468	25.6	73,300	56,037	17,263	30.8
Software services revenue	5,499	6,119	(620)	(10.1)	9,843	11,824	(1,981)	(16.8)
Other income	295	249	46	18.5	519	361	158	43.8
Intersegment revenue	23,834	23,012	822	3.6	46,553	44,970	1,583	3.5
Total other income	66,280	58,564	7,716	13.2	130,215	113,192	17,023	15.0
Salaries and benefits	23,327	21,247	2,080	9.8	46,909	43,601	3,308	7.6
Restructure expense	84	3,257	(3,173)	(97.4)	1,289	3,257	(1,968)	(60.4)
Other expenses	19,825	15,103	4,722	31.3	35,344	27,977	7,367	26.3
Intersegment expenses	3,014	2,852	162	5.7	5,996	5,859	137	2.3
Total operating expenses	46,250	42,459	3,791	8.9	89,538	80,694	8,844	11.0
"Base net income" before income taxes and corporate overhead allocation	20,047	16,118	3,929	24.4	40,707	32,577	8,130	25.0
Corporate overhead allocation	(1,484)	—	(1,484)	(100.0)	(2,673)	—	(2,673)	(100.0)
"Base net income" before income taxes	18,563	16,118	2,445	15.2	38,034	32,577	5,457	16.8
Income tax expense	(7,053)	(6,126)	(927)	15.1	(14,453)	(12,381)	(2,072)	16.7
"Base net income"	$11,510	9,992	1,518	15.2%	$23,581	20,196	3,385	16.8%

Before Tax Operating Margin (a)	30.2%	27.5%			31.3%	28.8%

Before Tax Operating Margin (b)	29.6%	30.4%			30.6%	30.3%

(a)	Excludes corporate overhead allocation.

(b)	Excludes corporate overhead allocation, restructure expense, and the revenue and collection fees paid related to rehabilitation collections

Total other income.

	Three months ended June 30,
	2010				2009
	Origination revenue	Servicing revenue	Software services revenue and information technology	Total revenue	Origination revenue	Servicing revenue	Software services revenue and information technology	Total revenue

FFELP servicing (a)	$88	8,762	—	8,850	458	13,866	—	14,324

Private servicing	107	1,932	—	2,039	44	1,951	—	1,995

Government servicing (b)	—	6,147	—	6,147	—	—	—	—

Guaranty servicing (c)	38	19,578	878	20,494	37	12,828	925	13,790

Other (d)	—	295	4,621	4,916	—	249	5,194	5,443

Total third-party revenue	233	36,714	5,499	42,446	539	28,894	6,119	35,552

Intersegment revenue (e)	1,269	20,843	1,722	23,834	1,466	20,182	1,364	23,012

Total other income	$1,502	57,557	7,221	66,280	2,005	49,076	7,483	58,564

a)
FFELP origination revenue decreased in 2010 compared with 2009 due to lenders exiting the FFELP marketplace as a result of legislative changes.  FFELP servicing revenue decreased in 2010 due to the loss of servicing volume from third party customers as a result of these customers selling their portfolios to the Company and/or the Department under the Purchase Program.

b)	The Company began servicing loans for the Department in September 2009.

c)
Guaranty servicing revenue increased in 2010 due to $12.3 million in revenue earned from rehabilitation collections on defaulted loan assets in the second quarter of 2010.  In the second quarter of 2009, revenue from rehabilitation collections on defaulted loans was $5.8 million.

d)
The decrease in software services revenue in 2010 compared to the same period in 2009 is the result of a reduction in the number of projects for existing external customers and the loss of external customers due to legislative developments in the student loan industry throughout 2009 and 2010.

e)	Intersegment servicing revenue increased in 2010 compared with the same period in 2009 as a result of an increase in the Company’s portfolio due to the Company’s loan purchases during 2010.

	Six months ended June 30,
	2010				2009
	Origination revenue	Servicing revenue	Software services revenue and information technology	Total revenue	Origination revenue	Servicing revenue	Software services revenue and information technology	Total revenue

FFELP servicing (a)	$256	21,218	—	21,474	775	29,303	—	30,078

Private servicing	303	3,856	—	4,159	104	3,763	—	3,867

Government servicing (b)	—	9,687	—	9,687	—	—	—	—

Guaranty servicing (c)	120	37,860	1,786	39,766	214	21,878	1,800	23,892

Other (d)	—	519	8,057	8,576	—	361	10,024	10,385

Total third-party revenue	679	73,140	9,843	83,662	1,093	55,305	11,824	68,222

Intersegment revenue (e)	4,366	39,337	2,850	46,553	4,167	38,141	2,662	44,970

Total other income	$5,045	112,477	12,693	130,215	5,260	93,446	14,486	113,192

(a)
FFELP origination revenue decreased in 2010 compared with 2009 due to lenders exiting the FFELP marketplace as a result of legislative changes.  FFELP servicing revenue decreased in 2010 due to the loss of servicing volume from third party customers as a result of these customers selling their portfolios to the Company and/or the Department under the Purchase Program.

(b)	The Company began servicing loans for the Department in September 2009.

(c)
Guaranty servicing revenue increased in 2010 due to $22.3 million in revenue earned from rehabilitation collections on defaulted loan assets in 2010.  In 2009, revenue from rehabilitation collections on defaulted loans was $6.2 million.

(d)
The decrease in software services revenue in 2010 compared to the same period in 2009 is the result of a reduction in the number of projects for existing external customers and the loss of external customers due to legislative developments in the student loan industry throughout 2009 and 2010.

(e)	Intersegment servicing revenue increased in 2010 compared with the same period in 2009 as a result of an increase in the Company’s portfolio due to the Company’s loan purchases during 2010.

Operating expenses.  Excluding restructure charges and collection fees paid related to rehabilitation revenue, operating expenses increased $1.3 million (3.5%) and $0.3 million (0.4%) for the three and six months ended June 30, 2010 compared with the same periods in 2009, respectively.  These increases were due to incurring additional costs to support the increase in servicing volume.

TUITION PAYMENT PROCESSING AND CAMPUS COMMERCE OPERATING SEGMENT – RESULTS OF OPERATIONS

The Tuition Payment Processing and Campus Commerce operating segment provides products and services to help institutions and education seeking families manage the payment of education costs during the K-12 and higher education stages of the education life cycle.  The Company provides actively managed tuition payment solutions, online payment processing, detailed information reporting, financial needs analysis, and data integration services to K-12 and higher educational institutions, families, and students.  In addition, the Company provides customer-focused electronic transactions, information sharing, and account and bill presentment to colleges and universities.

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

Segment Summary of Results

Significant items impacting 2010 operating results include:

•	$2.8 million (10%) increase in revenue from 2009 as a result of an increase in the number of managed tuition payment plans and campus commerce transactions processed.

Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Net interest income	$4	11	(7)	(63.6)%	$12	41	(29)	(70.7)%

Tuition payment processing and campus commerce revenue	12,795	11,848	947	8.0	30,177	27,386	2,791	10.2
Intersegment revenue	66	53	13	24.5	131	110	21	19.1
Total other income	12,861	11,901	960	8.1	30,308	27,496	2,812	10.2
Salaries and benefits	6,594	6,402	192	3.0	13,212	12,947	265	2.0
Other expenses	2,611	2,339	272	11.6	5,052	4,747	305	6.4
Intersegment expenses	945	669	276	41.3	1,784	1,292	492	38.1
Total operating expenses	10,150	9,410	740	7.9	20,048	18,986	1,062	5.6
"Base net income" before income taxes and corporate overhead allocation	2,715	2,502	213	8.5	10,272	8,551	1,721	20.1
Corporate overhead allocation	(495)	—	(495)	(100.0)	(891)	—	(891)	(100.0)
"Base net income" before income taxes	2,220	2,502	(282)	(11.3)	9,381	8,551	830	9.7
Income tax expense	(844)	(951)	107	(11.3)	(3,566)	(3,249)	(317)	9.8
"Base net income"	$1,376	1,551	(175)	(11.3)%	$5,815	5,302	513	9.7%

Before Tax Operating Margin (a)	21.1%	21.0%			33.9%	31.1%

(a) Excludes corporate overhead allocation.

Tuition payment processing and campus commerce revenue. Tuition payment processing and campus commerce revenue increased in 2010 compared with the same periods in 2009 as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce transactions processed.

Operating expenses. Operating expenses increased in 2010 compared with the same periods in 2009 as a result of incurring additional costs to support the increase in the number of managed tuition payment plans and campus commerce transactions.  In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings.  These investments increased operating expenses in 2010 compared to 2009.

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

The Enrollment Services segment offers products and services that are focused on helping colleges recruit and retain students (interactive and list marketing services) and helping students plan and prepare for life after high school (publishing and editing services and resource centers). Interactive marketing products and services include vendor lead management services, admissions lead generation, pay per click marketing management, email marketing, and admissions consulting. Publishing and editing services include test preparation study guides and essay editing services. Resource centers and list marketing products and services include online courses and related services and list marketing services.

Segment Summary of Results

Significant items impacting 2010 operating results include:

•	$11.2 million (19%) increase in revenue as a result of an increase in interactive marketing services volume.

•	A decrease in gross profit margin for interactive marketing services due to more competitive pricing.

•	$2.4 million increase in operating expenses due to accelerating the amortization of student list costs in 2010.

Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009

	Three months ended June 30,					Six months ended June 30,
			Change					Change
	2010	2009	$	%		2010	2009	$	%
Enrollment services revenue	$35,403	28,747	6,656	23.2%		$68,674	57,518	11,156	19.4%
Intersegment revenue	14	277	(263)	(94.9)		31	277	(246)	(88.8)
Total other income	35,417	29,024	6,393	22.0		68,705	57,795	10,910	18.9
Salaries and benefits	6,447	5,863	584	10.0		12,518	11,958	560	4.7
Cost to provide enrollment services	24,111	18,092	6,019	33.3		46,136	35,885	10,251	28.6
Other expenses	4,065	3,041	1,024	33.7		9,127	6,336	2,791	44.0
Intersegment expenses	655	508	147	28.9		1,105	1,054	51	4.8
Total operating expenses	35,278	27,504	7,774	28.3		68,886	55,233	13,653	24.7
"Base net (loss) income" before income taxes and corporate overhead allocation	139	1,520	(1,381)	(90.9)		(181)	2,562	(2,743)	(107.1)
Corporate overhead allocation	(495)	—	(495)	(100.0)		(891)	—	(891)	(100.0)
"Base net (loss) income" before income taxes	(356)	1,520	(1,876)	(123.4)		(1,072)	2,562	(3,634)	(141.8)
Income tax benefit (expense)	135	(577)	712	(123.4)		408	(973)	1,381	(141.9)
"Base net (loss) income"	$(221)	943	(1,164)	(123.4	) %	$(664)	1,589	(2,253)	(141.8	) %

Before Tax Operating Margin (a)	0.4%	5.2%				(0.3%)	4.4%

Before Tax Operating Margin (b)	4.5%	7.8%				5.2%	6.8%
(a) Excludes corporate overhead allocation.

(b) Excludes corporate overhead allocation and list cost amortization expense.

Enrollment services revenue, cost to provide enrollment services, and gross profit.

	Three months ended June 30, 2010
		Publishing		Resource
		and		centers
	Interactive	editing		and list
	marketing (a)	services (b)	Subtotal	marketing (c)	Total

Enrollment services revenue	$30,507	1,792	32,299	3,104	35,403
Cost to provide enrollment services	23,439	672	24,111

Gross profit	$7,068	1,120	8,188

Gross profit %	23.2%	62.5%	25.4%

	Three months ended June 30, 2009
		Publishing		Resource
		and		centers
	Interactive	editing		and list
	marketing (a)	services (b)	Subtotal	marketing (c)	Total

Enrollment services revenue	$23,345	2,072	25,417	3,330	28,747
Cost to provide enrollment services	17,136	956	18,092

Gross profit	$6,209	1,116	7,325

Gross profit %	26.6%	53.9%	28.8%

	Six months ended June 30, 2010
		Publishing		Resource
		and		centers
	Interactive	editing		and list
	marketing (a)	services (b)	Subtotal	marketing (c)	Total

Enrollment services revenue	$58,274	4,186	62,460	6,214	68,674
Cost to provide enrollment services	44,637	1,499	46,136

Gross profit	$13,637	2,687	16,324

Gross profit %	23.4%	64.2%	26.1%

	Six months ended June 30, 2009
		Publishing		Resource
		and		centers
	Interactive	editing		and list
	marketing (a)	services (b)	Subtotal	marketing (c)	Total

Enrollment services revenue	$46,258	4,952	51,210	6,308	57,518
Cost to provide enrollment services	33,750	2,135	35,885

Gross profit	$12,508	2,817	15,325

Gross profit %	27.0%	56.9%	29.9%

(a)
Interactive marketing revenue increased $7.2 million (30.7%) and $12.0 million (26.0%) for the three and six months ended June 30, 2010 compared with the same periods in 2009, respectively, as a result of an increase in interactive marketing services volume.  The gross profit margin for interactive marketing services decreased due to more competitive pricing.

(b)
Publishing and editing services revenue decreased $0.3 million (13.5%) and $0.8 million (15.5%) for the three and six months ended June 30, 2010 compared with the same periods in 2009, respectively, due to competition related to online delivery of similar products. The gross profit margin for publishing and editing services increased as a result of a shift in the mix of products sold.

(c)
Resource centers and list marketing revenue decreased $0.2 million (6.8%) and $0.1 million (1.5%) for the three and six months ended June 30, 2010 compared with the same periods in 2009, respectively.  Resource centers and list marketing revenue decreased due to a decrease in list sales.

Other expenses.  Other expenses for the three months ended June 30, 2010 and 2009 and six months ended June 30, 2010 and 2009 includes $1.4 million and $0.7 million, respectively, and $3.7 million and $1.3 million, respectively, of amortization expense related to student list costs. In 2010, the Company began accelerating the amortization of student list costs over a shorter period of time to better reflect the pattern in which the economic benefit of this asset is used to generate revenue.

Operating expenses.  Excluding the cost to provide enrollment services and list amortization expense, operating expenses increased $1.1 million (12.1%) and $1.0 million (5.6%) for the three and six months ended June 30, 2010 compared to the same periods in 2009 as a result of incurring additional costs to support the increase in interactive marketing revenue. In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings. These investments increased operating expenses in 2010 compared to 2009.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

The Asset Generation and Management Operating Segment includes the origination, acquisition, management, and ownership of the Company’s student loan assets, which has historically been the Company’s largest product and service offering. The Company generates a substantial portion of its earnings from the spread, referred to as the Company’s student loan spread, between the yield it receives on its student loan portfolio and the costs associated with originating, acquiring, and financing its portfolio. The Company generates student loan assets through direct origination or through acquisitions. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose. In addition to the student loan portfolio, all costs and activity associated with the generation of assets, funding and servicing of those assets, and maintenance of the debt transactions are included in this segment.

Segment Summary of Results

Significant items impacting 2010 operating results include:

•	Significant tightening of the CP/LIBOR spread which has increased student loan spread.

•	A gain of $18.9 million in 2010 from the purchase of $392.0 million of the Company’s asset-backed securities.

•	The purchase of $1.9 billion of FFELP student loans in the second quarter from various third-parties.

•	Fixed rate floor income of $66.3 million in 2010 (net of settlement payments on derivatives used to hedge student loans earning floor income of $8.1 million) due to historically low interest rates.

Student Loan Portfolio

The tables below outline the components of the Company’s student loan portfolio:

	As of June 30, 2010		As of December 31, 2009
	Held for investment	Held for sale (a)	Held for investment
Federally insured loans	$24,408,131	1,970,516	23,472,553
Non-federally insured loans	137,141	—	163,321
	24,545,272	1,970,516	23,635,874
Unamortized loan discount/premiums and deferred origination costs, net	252,457	25,353	341,970
Allowance for loan losses – federally insured loans	(32,972)	—	(30,102)
Allowance for loan losses – non-federally insured loans	(17,825)	—	(20,785)
	$24,746,932	1,995,869	23,926,957

(a)
2009-2010 Academic Year loans are eligible to be participated and sold to the Department under the Department’s Participation and Purchase Programs.  As of June 30, 2010, these loans are classified as held for sale as they are expected to be sold to the Department under the Department’s Purchase Program during the fourth quarter of 2010.

Origination and Acquisition

The Company has historically originated and acquired loans through various methods and channels including: (i) direct-to-consumer channel (in which the Company originates student loans directly with student and parent borrowers), (ii) campus-based origination channels, and (iii) spot purchases.

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

The following table sets forth the activity of loans originated or acquired through each of the Company’s channels:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Beginning balance	$24,551,152	25,274,173	23,635,874	25,061,049
Direct channel - Stafford/PLUS loan originations	201,491	256,844	788,974	798,436
Branding partner channel	254,401	183,258	539,520	595,571
Forward flow channel	15,088	51,044	107,306	51,044
Spot purchases	1,928,940	6,565	2,514,861	20,370

Total channel acquisitions	2,399,920	497,711	3,950,661	1,465,421

Repayments, claims, capitalized interest, participations, and other	(309,256)	(370,541)	(800,809)	(936,968)
Consolidation loans lost to external parties	(125,024)	(67,071)	(248,902)	(172,589)
Loans sold	(1,004)	(34,733)	(21,036)	(117,374)
Ending balance	$26,515,788	25,299,539	26,515,788	25,299,539

As discussed previously, as a result of the Reconciliation Act of 2010, the Company will no longer originate first disbursements on any FFELP loans after June 30, 2010.  If a first disbursement has been made prior to July 1, 2010, subsequent disbursements of that loan may still be made under the FFELP.

Due to the legislative changes in the student loan industry, the Company believes there will be opportunities to purchase FFELP loan portfolios on behalf of current FFELP participants looking to modify their involvement in FFELP and/or exit the market. For example, in the second quarter of 2010, the Company purchased approximately $1.9 billion of FFELP student loans from various third-parties.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company’s allowance for loan losses is presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Balance at beginning of period	$49,400	48,497	50,887	50,922
Provision for loan losses:
Federally insured loans	5,200	5,000	9,200	10,500
Non-federally insured loans	1,000	3,000	2,000	5,000
Total provision for loan losses	6,200	8,000	11,200	15,500
Charge-offs, net of recoveries:
Federally insured loans	(4,971)	(4,216)	(9,039)	(7,463)
Non-federally insured loans	(2,052)	(981)	(3,181)	(1,639)
Net charge-offs	(7,023)	(5,197)	(12,220)	(9,102)
Purchase (sale) of federally insured loans	2,000	—	2,710	(520)
Purchase (sale) of non-federally insured loans	220	(1,300)	(1,780)	(6,800)
Balance at end of period	$50,797	50,000	50,797	50,000
Allocation of the allowance for loan losses:
Federally insured loans	$32,972	28,093	32,972	28,093
Non-federally insured loans	17,825	21,907	17,825	21,907
Total allowance for loan losses	$50,797	50,000	50,797	50,000

Allowance for federally insured loans as a percentage of
such loans (excluding loans held-for-sale)	0.14%	0.12%	0.14%	0.12%
Allowance for non-federally insured loans as a percentage of such loans	13.00%	10.91%	13.00%	10.91%

As of June 30, 2010, the Company has participated $114.5 million of non-federally insured loans to third parties, including $20.0 million and $1.0 million participated during the first and second quarters of 2010, respectively.  Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.  The activity in the accrual account related to this repurchase obligation, which is included in “other liabilities” in the Company’s consolidated balance sheet, is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Beginning balance	$12,600	5,500	10,600	—
Transfer from allowance for loan losses	—	1,300	2,000	6,800
Reserve for repurchase of delinquent loans (a)	—	800	—	800
Ending balance	$12,600	7,600	12,600	7,600

(a)	The reserve for repurchase of delinquent loans is included in “other” under other operating expenses in the consolidated statements of income.

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s student loan delinquency amounts:

	As of June 30, 2010		As of December 31, 2009
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment (a)	$6,854,232		$5,783,648
Loans in forebearance (b)	3,069,770		2,495,672
Loans in repayment status:
Loans current	14,189,923	86.2%	13,038,428	85.8%
Loans delinquent 31-60 days (c)	704,806	4.3	691,232	4.5
Loans delinquent 61-90 days (c)	432,215	2.6	314,265	2.1
Loans delinquent 91 days or greater (d)	1,127,701	6.9	1,149,308	7.6
Total loans in repayment	16,454,645	100.0%	15,193,233	100.0%
Total federally insured loans	$26,378,647		$23,472,553
Non-Federally Insured Loans:
Loans in-school/grace/deferment (a)	$24,617		$34,815
Loans in forebearance (b)	1,634		1,919
Loans in repayment status:
Loans current	104,204	94.0%	118,761	93.8%
Loans delinquent 31-60 days (c)	2,149	1.9	3,023	2.4
Loans delinquent 61-90 days (c)	1,719	1.6	1,559	1.2
Loans delinquent 91 days or greater (d)	2,818	2.5	3,244	2.6
Total loans in repayment	110,890	100.0%	126,587	100.0%
Total non-federally insured loans	$137,141		$163,321

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

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Variable student loan yield	2.72%	2.94%	2.64%	3.10%
Consolidation rebate fees	(0.67)	(0.70)	(0.69)	(0.71)
Premium/discount and deferred origination costs amortization	(0.19)	(0.27)	(0.23)	(0.28)
Variable student loan net yield	1.86	1.97	1.72	2.11
Student loan cost of funds - interest expense	(0.81)	(1.52)	(0.78)	(1.84)
Student loan cost of funds - derivative settlements	0.01	0.15	0.02	0.27
Variable student loan spread	1.06	0.60	0.96	0.54
Variable rate floor income,
net of settlements on derivatives	—	(0.10)	—	(0.06)
Fixed rate floor income,
net of settlements on derivatives	0.48	0.59	0.53	0.54

Core student loan spread	1.54%	1.09%	1.49%	1.02%

Average balance of student loans	$25,931,220	25,123,382	25,006,012	25,194,642
Average balance of debt outstanding	26,124,574	25,683,991	25,166,222	25,723,916

The Company’s variable student loan spread has increased primarily due to the following items:

•
The tightening of the CP/LIBOR spread.  Historically, the movement of the various interest rate indices received on the Company’s student loan assets, primarily three-month commercial paper, and paid on the debt to fund such loans, primarily LIBOR, was highly correlated.  The short-term movement of these indices was dislocated beginning in August 2007 which negatively impacted the Company’s net interest income during the first six months of 2009.  Beginning in the fourth quarter of 2009, the CP/LIBOR spread began to tighten to more historical levels, which has had a positive impact on spread.  The CP/LIBOR spread during the first and second quarters of 2010 was 5 and 2 basis points compared with 52 and 45 basis points for the same periods in 2009, respectively.

•	A decrease in the amortization of loan premiums/discounts and deferred origination costs as a result of loans purchased at a discount, which has reduced the net costs being amortized.

The increase in core student loan spread was offset by a decrease in fixed rate floor income, net of settlements on derivatives.  During the three months ended June 30, 2010 and 2009, loan interest income includes $31.1 million (net of settlement payments on derivatives used to hedge student loans earning floor income of $4.3 million) and $37.1 million, respectively, of fixed rate floor income.  During the six months ended June 30, 2010 and 2009, loan interest income includes $66.3 million (net of settlement payments on derivatives used to hedge student loans earning floor income of $8.1 million) and $67.3 million, respectively, of fixed rate floor income. The high levels of fixed rate floor income earned during 2009 and 2010 are due to historically low interest rates.

Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Net interest income after provision
for loan losses	$95,396	49,895	45,501	91.2%	$180,002	76,388	103,614	135.6%

Other income	4,636	4,219	417	9.9	9,404	8,870	534	6.0
Gain (loss) on sale of loans and debt repurchases, net	8,759	(174)	8,933	(5,133.9)	18,936	(380)	19,316	(5,083.2)
Derivative settlements, net	(3,377)	9,535	(12,912)	(135.4)	(5,800)	33,893	(39,693)	(117.1)
Total other income	10,018	13,580	(3,562)	(26.2)	22,540	42,383	(19,843)	(46.8)

Salaries and benefits	1,286	1,735	(449)	(25.9)	2,644	3,510	(866)	(24.7)
Other expenses	2,992	5,875	(2,883)	(49.1)	7,213	10,834	(3,621)	(33.4)
Intersegment expenses	21,891	20,732	1,159	5.6	42,716	38,608	4,108	10.6
Total operating expenses	26,169	28,342	(2,173)	(7.7)	52,573	52,952	(379)	(0.7)

"Base net income" before income taxes
and corporate overhead allocation	79,245	35,133	44,112	125.6	149,969	65,819	84,150	127.9
Corporate overhead allocation	(2,473)	—	(2,473)	(100.0)	(4,454)	—	(4,454)	(100.0)
"Base net income" before income taxes	76,772	35,133	41,639	118.5	145,515	65,819	79,696	121.1
Income tax expense	(29,173)	(13,351)	(15,822)	118.5	(55,296)	(25,012)	(30,284)	121.1

"Base net income"	$47,599	21,782	25,817	118.5%	$90,219	40,807	49,412	121.1%

Net interest income after provision for loan losses (net of settlements on derivatives).

	Three months ended June 30,					Six months ended June 30,
			Change					Change
	2010	2009	$	%		2010	2009	$	%
Student loan interest, net of settlements
on derivatives (a)	$176,686	187,467	(10,781)	(5.8	) %	$332,490	414,126	(81,636)	(19.7	) %
Consolidation rebate fees (b)	(43,215)	(43,827)	612	(1.4)		(85,665)	(88,304)	2,639	(3.0)
Amortization of loan premiums/discounts and
deferred origination costs (c)	(12,548)	(16,789)	4,241	(25.3)		(28,630)	(35,439)	6,809	(19.2)
Interest on bonds and notes payable (d)	(53,118)	(97,916)	44,798	(45.8)		(97,860)	(235,949)	138,089	(58.5)
Student loan interest margin, net of
settlements on derivatives	67,805	28,935	38,870	134.3		120,335	54,434	65,901	121.1
Fixed rate floor income, net of settlements
on derivatives (e)	31,054	37,054	(6,000)	(16.2)		66,325	67,339	(1,014)	(1.5)
Investment interest (f)	347	1,863	(1,516)	(81.4)		642	4,991	(4,349)	(87.1)
Intercompany interest	(987)	(422)	(565)	133.9		(1,900)	(983)	(917)	93.3
Provision for loan losses (g)	(6,200)	(8,000)	1,800	(22.5)		(11,200)	(15,500)	4,300	(27.7)

Net interest income after provision for loan
losses (net of settlements on derivatives (h) )	$92,019	59,430	32,589	54.8%		$174,202	110,281	63,921	58.0%
`
(a)
Student loan interest, net of settlements on derivatives, decreased as a result of a decrease in the yield earned on student loans to 2.72% and 2.64% for the three and six months ended June 30, 2010, respectively, compared with 2.84% and 3.04% for the same periods in 2009 due to lower interest rates.

(b)
Consolidation rebate fees decreased due to the $50.0 million (0.3%) and $302.0 million (1.8%) decrease in the average consolidation portfolio for the three and six months ended June 30, 2010, respectively, compared with the same periods in 2009.

(c)	The amortization of loan premiums/discounts and deferred origination costs decreased as a result of loans purchased at a discount which has reduced the net costs being amortized.

(d)
Interest expense decreased as a result of a decrease in interest rates on the Company’s variable rate debt which lowered the Company’s cost of funds (excluding net derivative settlements) to 0.81% and 0.78% for the three and six months ended June 30, 2010, respectively, compared with 1.52% and 1.84% for the same periods in 2009.

(e)
Depending on the type of loan and when it was originated, the borrower rate on student loans is either fixed to term or is reset to an annual rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company may earn floor income for an extended period of time, which the Company refers to as fixed rate floor income.  During the three months ended June 30, 2010 and 2009, loan interest income includes $31.1 million (net of settlements on derivatives of $4.3 million) and $37.1 million, respectively, of fixed rate floor.  During the six months ended June 30, 2010 and 2009, loan interest income includes $66.3 million (net of settlements on derivatives of $8.1 million) and $67.3 million, respectively, of fixed rate floor. The high levels of fixed rate floor income earned during 2009 and 2010 are due to historically low interest rates.

(f)	Investment income decreased as a result of lower interest rates and a decrease in average cash held for the three and six months ended June 30, 2010 compared with the same periods in 2009.

(g)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses inherent in the Company's portfolio of loans.  The provision for loan losses recognized by the Company was larger during the three and six months ended June 30, 2009 compared with the same periods in 2010, primarily due to the provision related to the Company's non-federally insured student loan portfolio.  During 2009, the Company increased its allowance for non-federally insured loans due to management's projected performance of the portfolio in light of economic conditions.  As of June 30, 2010, the Company's non-federally insured student loan portfolio, including those loans in repayment and loans delinquent, decreased from the same period a year ago.  The Company believes these items, as well as continued aging of the portfolio, decreased the need to record additional provision expense related to the Company's non-federally insured portfolio.

(h)
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

Gain (loss) on sale of loans and debt repurchases, net.  During the three and six months ended June 30, 2010, the Company purchased $117.8 million and $392.0 million, respectively of its asset-backed securities resulting in gains of $8.8 million and $18.9 million, respectively.  During the three and six months ended June 30, 2009, the Company sold $20 million (par value) and $40 million (par value) of federally insured student loans to Union Bank, an entity under common control, resulting in the recognition of a losses of $0.2 million and $0.4 million, respectively.

Salaries and benefits and other expenses.  “Salaries and benefits” and “other expenses” decreased for the three and six months ended June 30, 2010 compared with the same periods in 2009 as a result of continued focus by the Company on managing costs and gaining efficiencies and continued benefits from restructuring activities.

Intersegment expenses.  Intersegment expenses increased for the three and six months ended June 30, 2010 compared with the same periods in 2009 due to additional fees paid to the Student Loan and Guaranty Servicing operating segment.  These additional fees relate to an increase in servicing fees.

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

The following table summarizes the Company’s debt obligations as of June 30, 2010.

	Carrying	Interest rate
	amount	range	Final maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$21,590,024	0.30% - 6.90%	05/01/11 - 11/25/43
Department of Education Participation	1,949,130	0.71%	10/15/10
FFELP warehouse facility	63,367	0.33% - 0.48%	07/29/13
Department of Education Conduit	2,910,565	0.38%	05/08/14
Other borrowings	25,936	0.35% - 5.10%	11/14/10 - 11/01/15
	26,539,022

Unsecured Corporate Debt:
Unsecured line of credit	691,500	0.85%	05/08/12
Junior Subordinated Hybrid securities	198,250	7.40%	09/15/61
	889,750

	$27,428,772

Liquidity Needs

The Company has three primary liquidity needs:

•	Satisfy unsecured debt obligations, specifically its unsecured line of credit
•	Satisfy debt obligations secured by student loan assets and related collateral
•	Fund 2009-2010 academic year FFELP Stafford and PLUS loan originations and FFELP student loan acquisitions from third parties

Liquidity Needs and Sources of Liquidity Available to Satisfy Unsecured Debt Obligations

Excluding the Junior Subordinated Hybrid securities (which have a maturity in 2061), the Company has the following unsecured debt obligations outstanding:

As of June 30, 2010
Unsecured Corporate Debt:
Unsecured line of credit - due May 2012	$691,500

Sources of liquidity currently available

The following table details the Company’s sources of liquidity currently available:

As of June 30, 2010
Sources of primary liquidity:
Cash and cash equivalents	$274,761
Investments - trading securities	31,017
Unencumbered FFELP student loan assets	1,654
Unencumbered private student loan assets	127,141
Asset-backed security investments - Class B subordinated notes (a)	77,000
Asset-backed security investments (b)	187,625

Total sources of primary liquidity	$699,198

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

(b)
To date, the Company has repurchased $740.2 million of its own asset-backed securities (bonds and notes payable).  For accounting purposes, these notes were effectively retired and are not included on the Company’s consolidated balance sheet.  However, $187.6 million of these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.  The amount included in the table above is the par value of these notes and may not represent market value upon sale of the notes.

Cash generated from operations

In addition to current sources of liquidity, the Company plans to use cash generated from operations to satisfy its unsecured debt obligations.  The Company has historically generated positive cash flow from operations.  For the six months ended June 30, 2010 and year ended December 31, 2009, the Company had net cash flow from operating activities of $92.4 million (excluding $31.0 million in cash used to purchase trading securities) and $324.7 million, respectively.

Cash generated from loan sales

The Company will also generate significant cash during the fourth quarter of 2010 when it sells loans to the Department. As of June 30, 2010, the Company had $2.0 billion of FFELP loans classified as held for sale.  These loans are funded using the Department’s Participation Program and are expected to be sold to the Department under the Purchase Program. Upon selling the $2.0 billion in loans held for sale, the Company expects to receive cash proceeds of approximately $100 million to $110 million resulting in a pre-tax gain of approximately $30 million to $33 million.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The Company had the following debt obligations outstanding that are secured by student loan assets and related collateral.

	As of June 30, 2010
	Carrying
	amount	Final maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$21,590,024	05/01/11 - 11/25/43
Department of Education Participation	1,949,130	10/15/10
FFELP warehouse facility	63,367	07/29/13
Department of Education Conduit	2,910,565	05/08/14
Other borrowings	25,936	11/14/10 - 11/01/15
	$26,539,022

Bonds and notes issued in asset-backed securitizations

The majority of the Company’s portfolio of student loans is funded in asset-backed securitizations that are structured to substantially match the maturity of the funded assets, thereby minimizing liquidity risk. In addition, due to (i) the difference between the yield the Company receives on the loans and cost of financing within these transactions, and (ii) the excess servicing and administration fees the Company earns from these transactions, the Company has created a portfolio that will generate earnings and significant cash flow over the life of these transactions.

As of June 30, 2010, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.58 billion as detailed below.

The forecasted cash flow presented below includes all loans currently funded in asset-backed securitizations.  As of June 30, 2010, the Company had $21.5 billion of loans included in asset-backed securitizations which represented 88 percent of its total FFELP student loan portfolio classified as held for investment.  The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department of Education’s Conduit and Loan Participation and Purchase Programs and other warehouse facilities or loans originated and/or acquired subsequent to June 30, 2010.

The Company expects the future cash flows shown below would correspond to earnings when excluding the amortization of loan premiums/discounts and deferred origination costs, potential derivative activity used by the Company to hedge the portfolio, and other portfolio management and administrative costs. Because the Company does not use gain-on-sale accounting when issuing asset-backed securitizations, the future earnings of these transactions are not yet reflected in the Company’s consolidated financial statements.

The increase in the Company’s expected portfolio cash flows from December 31, 2009 (which was $1.43 billion) is due to completing additional asset-backed securitizations during 2010 and favorable changes in forward interest rates, offset by cash received during the first two quarters of 2010.

(a)	The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayments equal the percentage of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect the prepayment estimate, including the level of consolidation activity and default rates.  Should any of these factors change, management may revise its assumptions which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayments that are generally consistent with those utilized in recent asset-backed securities transactions. If management used a prepayment assumption two times greater than what was used to forecast the cash flow, the cash flow forecast is reduced by approximately $320 million to $400 million.

Interest rates:  The Company funds the majority of its student loans with three-month LIBOR (“LIBOR”) indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets are indexed primarily to a commercial paper rate (“CP”).  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets results in basis risk.  The Company’s cash flow forecast assumes LIBOR will exceed CP by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indexes.  If the forecast is performed assuming a spread of 24 basis points between CP and LIBOR for the life of the portfolio, the cash flow forecast is reduced by approximately $100 million to $150 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

Department of Education Participation / FFELP Warehouse Facility

The Department of Education Participation and FFELP warehouse facility are further discussed below under “Sources of Liquidity Available to Fund 2009-2010 Academic Year FFELP Stafford and PLUS Loan Originations and FFELP Student Loan Acquisitions from Third Parties.”

Department of Education Conduit

In January 2009, the Department published summary terms for its program under which it will finance eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”).  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. Beginning July 1, 2010, no additional loans can be funded using the Conduit Program. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances are contributed by the Company. The Conduit Program has a term of five years and expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans.  The Company expects to access the securitization market prior to the Conduit Program’s maturity to refinance the student loan collateral included in the Conduit with debt that is structured to match the maturity of the assets.

Sources of Liquidity Available to Fund 2009-2010 Academic Year FFELP Stafford and PLUS Loan Originations and FFELP Student Loan Acquisitions from Third Parties

2009-2010 Academic Year Loans

The Company has reliable sources of liquidity available for new FFELP Stafford and PLUS loan originations for the 2009-2010 academic year under the Department’s Participation and Purchase Programs. As a result of the Reconciliation Act of 2010, the Company will not originate new (first disbursement) FFELP loans after June 30, 2010. However, if a first disbursement has been made by the Company prior to July 1, 2010, subsequent disbursements of that loan may still be made by the Company under the FFEL Program. The Company plans to fund all remaining 2009-2010 academic year loan disbursements using the Participation and Purchase Programs.  These programs are described in further detail below.

Third-party Loan Purchases

The Company plans to fund FFELP student loan acquisitions from third parties using its agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans; using its FFELP warehouse facility; and continuing to access the asset-backed securities market. These financing sources are further discussed below.

Department of Education’s Loan Participation and Purchase Commitment Programs

In August 2008, the Department implemented the Purchase and Participation Programs pursuant to ECASLA. Under the Participation Program, the Department provides interim short term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program for the 2009-2010 academic year must be either refinanced by the lender by September 30, 2009 or sold to the Department pursuant to the Purchase Program on or prior to October 15, 2010.

As of June 30, 2010, the Company had $1.9 billion borrowed under the Participation Program. The Company plans to sell the FFELP loans funded under the Participation Program to the Department using the Department’s Purchase Program during the fourth quarter of 2010 resulting in an estimated pre-tax gain of $30 million to $33 million.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day period upon termination of the participation certificate. As of June 30, 2010, $647.9 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

FFELP Warehouse Facility

On July 30, 2010, the Company renewed its 2009/2010 FFELP Warehouse Facility. The 2009/2010 FFELP Warehouse Facility has a maximum financing amount of $500.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which expire on July 29, 2011. The final maturity date of the facility is July 29, 2013. In the event the Company is unable to renew the liquidity provisions by July 29, 2011, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by July 29, 2013.

The 2009/2010 FFELP Warehouse Facility provides for formula based advance rates depending on FFELP loan type up to a maximum of 85 percent to 98 percent of the principal and interest financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 75 to 80 percent based on loan type. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility. As of June 30, 2010, $63.4 million was outstanding under the FFELP warehouse facility and $436.6 million was available for future use. Upon termination or expiration of the facility, the Company would expect to access the securitization market, use operating cash, rely on sale of assets, or transfer collateral to satisfy any remaining obligations.

Asset-backed securities transactions

Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market.  Asset-backed securities transactions would be used to refinance student loans included in the FFELP warehouse facility, the Department of Education Conduit facility, and/or existing asset-backed security transactions.  The FFELP warehouse facility and Department Conduit facility have advance rates that are less than par.  As of June 30, 2010, the Company had approximately $4.5 million advanced in operating cash for the FFELP warehouse facility and $78.6 million advanced in operating cash for the Department Conduit facility.  Depending on the terms of asset-backed security transactions, refinancing loans included in these facilities could produce positive cash flow to the Company by reducing required advance rates and are contemplated by management when making student loan financing decisions.

During the six months ended June 30, 2010, the Company completed asset-backed securities transactions totaling $1.2 billion. Subsequent to June 30, 2010, on August 3, 2010, the Company completed an asset-backed securities transaction of $378.3 million. The Company used the proceeds from the sale of these notes to purchase student loans, including loans previously financed in other asset-backed securitizations and the FFELP warehouse facility.

Description of Other Debt Facilities

Unsecured Line of Credit

The Company has a $750.0 million unsecured line of credit that terminates in May 2012. As of June 30, 2010, there was $691.5 million outstanding on this line. The weighted average interest rate on this line of credit was 0.85% as of June 30, 2010. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.  The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank, a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect Lehman to fund future borrowing requests. As of June 30, 2010, excluding Lehman’s lending commitment, the Company had $51.2 million available for future use under its unsecured line of credit.

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

As of June 30, 2010, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

A default on the 2009/2010 FFELP Warehouse Facility would result in an event of default on the Company’s unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.

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

Debt Repurchases

Due to the Company’s improved cash position, the Company repurchased debt during 2010.  During the three and six months ended June 30, 2010, the Company purchased $117.8 million and $392.0 million, respectively, of its asset-backed securities, resulting in gains of $8.8 million and $18.9 million, respectively.  Gains recorded by the Company from the purchase of debt are included in “gain (loss) on the sale of loans and debt repurchases, net” on the Company’s consolidated statements of income.

Stock Repurchases

During 2006, the Company’s Board of Directors authorized a stock repurchase program to repurchase shares of the Company’s Class A common stock. During the three month period ended June 30, 2010, the Company repurchased and retired 663,443 shares of Class A common stock for $12.8 million (average price of $19.33 per share) under the authority of this plan. As of June 30, 2010, 4,171,142 shares may still be purchased under the plan. The plan has an expiration date of May 24, 2012.

Contractual Obligations

The Company’s contractual obligations were as follows:

	As of June 30, 2010
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Bonds and notes payable	$27,428,772	2,016,927	754,867	3,174,988	21,481,990
Operating lease obligations (a)	18,783	5,906	9,112	3,761	4
Other	11,035	11,035	—	—	—
Total	$27,458,590	2,033,868	763,979	3,178,749	21,481,994

(a)
The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment.  Operating lease obligations are presented net of approximately $2.4 million in sublease arrangements.

As of June 30, 2010, the Company had a reserve of $7.0 million for uncertain income tax positions (including the federal benefit received from state positions and accrued interest).  This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

The Company has an obligation to purchase $11.0 million of non-federally insured loans from an unrelated financial institution in the third quarter of 2010. This obligation is included in “other” in the above table.

To date, the Company has participated $114.5 million of non-federally insured loans to third parties. The Company has accounted for these participations as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.  Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests when such loans become 60 or 90 days delinquent.  As of June 30, 2010, the Company has $12.6 million accrued related to this obligation which is included in “other liabilities” in the Company’s consolidated balance sheet.  This obligation is not included in the above table.

In 2004, the Company purchased 50% of the stock of infiNET Integrated Solutions, Inc. (“infiNET”) and, in 2006, purchased the remaining 50% of infiNET’s stock. Consideration for the purchase of the remaining 50% of the stock of infiNET included 95,380 restricted shares of the Company’s Class A common stock. Under the terms of the purchase agreement, the 95,380 shares of Class A common stock issued in the acquisition are subject to stock price guaranty provisions whereby if on or about February 28, 2011 the average market trading price of the Class A common stock is less than $104.8375 per share and has not exceeded that price for any 25 consecutive trading days during the 5-year period from the closing of the acquisition to February 28, 2011, then the Company must pay additional cash to the sellers of infiNET for each share of Class A common stock issued in an amount representing the difference between $104.8375 less the greater of $41.9335 or the gross sales price such seller obtained from a sale of the shares occurring subsequent to February 28, 2011 as defined in the agreement. Based on the closing price of the Company’s Class A common stock as of June 30, 2010 of $19.28 per share, the Company’s obligation under this stock price guarantee would have been approximately $6.0 million (($104.8375-$41.9335) x 95,380 shares). Any payment on the guaranty is reduced by the aggregate of any dividends or other distributions made by the Company to the sellers. Any cash paid by the Company in consideration of satisfying the guaranteed value of stock issued for this acquisition would be recorded by the Company as a reduction to additional paid-in capital. The obligation to pay this guaranteed stock price is due February 28, 2011 and is not included in the table above.

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

Dividends

In the first quarter of 2007, the Company began paying dividends of $0.07 per share on the Company's Class A and Class B Common Stock which were paid quarterly through the first quarter of 2008.  On May 21, 2008, the Company announced that it was temporarily suspending its quarterly dividend program.  On November 5, 2009, the Company's Board of Directors voted to reinstate the quarterly dividend program effective for the fourth quarter 2009.  Accordingly, during 2010, a dividend of $0.07 per share on the Company's Class A and Class B Common Stock was paid on each March 15, 2010 and June 15, 2010 to all holders of record as of March 1, 2010 and June 1, 2010, respectively.  In addition, a dividend of $0.07 per share on the Company’s Class A and Class B Common Stock will be paid on September 15, 2010 to shareholders of record as of September 1, 2010.  The Company currently plans to continue making quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.  In addition, the payment of dividends is subject to the terms of the Company’s outstanding junior subordinated hybrid securities, which generally provide that if the Company defers interest payments on those securities it cannot pay dividends on its capital stock.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses on student loans. This evaluation process is subject to numerous estimates and judgments. The Company evaluates the appropriateness of the allowance for loan losses on its federally insured loan portfolio separately from its non-federally insured loan portfolio.

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

In determining the appropriateness of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for loan losses. The Company places a non-federally insured loan on nonaccrual status when the collection of principal and interest is 30 days past due and charges off the loan when the collection of principal and interest is 120 days past due.

The allowance for federally insured and non-federally insured loans is maintained at a level management believes is appropriate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective because it requires estimates that may be susceptible to significant changes.

Revenue Recognition

Student Loan Income – The Company recognizes student loan income as earned, net of amortization of loan premiums and discounts and deferred origination costs. Loan income is recognized based upon the expected yield of the loan after giving effect to borrower utilization of incentives such as principal reductions for timely payments (“borrower benefits”) and other yield adjustments. The estimate of the borrower benefits discount is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits. For competitive and liquidity purposes, the Company frequently changes the borrower benefit programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the borrower benefit discount. Loan premiums/discounts, deferred origination costs, and borrower benefits are included in the carrying value of the student loan on the consolidated balance sheet and are amortized over the estimated life of the loan. The most sensitive estimate for loan premiums/discounts, deferred origination costs, and borrower benefits is the estimate of the constant prepayment rate (“CPR”). CPR is a variable in the life of loan estimate that measures the rate at which loans in a portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments. A number of factors can affect the CPR estimate, including the level of consolidation activity and default rates. Should any of these factors change, the estimates made by management would also change, which in turn would impact the amount of loan premium/discount and deferred origination cost amortization recognized by the Company in a particular period.

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

Goodwill and Intangible Assets – Impairment Assessments

The Company reviews goodwill for impairment annually (every November 30) and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable. The Company performs a two-step impairment test on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, an update to ASC Topic 820, Fair Value Measurements and Disclosures.  The update provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III.  This update also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques.  The update was effective for annual or interim periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal and interim periods beginning after December 15, 2010 (January 1, 2011 for the Company).  To date, the update has not had a material impact on the preparation of and disclosures in the Company’s consolidated financial statements.

Transfers of Financial Assets and the Variable Interest Entity Consolidation Model

The FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets, an update to ASC 860, Transfers and Servicing, which provides guidance on improving the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The update removes the concept of a qualifying special-purpose entity.  Additionally, the update defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and also requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The update was effective for fiscal and interim periods beginning after November 15, 2009 (January 1, 2010 for the Company).  The Company adopted the update for the fiscal and interim period beginning January 1, 2010.  The Company completed two asset-backed securitizations during the six months ended June 30, 2010. Consistent with all historical asset-backed securitizations completed by the Company, these transactions are accounted for as a secured borrowing and the student loan assets and notes payable remain on the consolidated balance sheet per the provisions of ASC Topic 860. The Company’s participation agreements continue to qualify as a transfer of financial assets (accounted for as a sale) under the provisions of ASC Topic 860.

The FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, an update to ASC Topic 810, Consolidations, which provides guidance for determining whether an entity is a variable interest entity in addition to subjecting enterprises to a number of other requirements including, among other things: (i) requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and specifies the characteristics the primary beneficiary of a variable interest entity must have to be designated as such; (ii) requiring an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance; (iii) requiring the ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; (iv) the elimination of the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and (v) adding an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that investors of the equity investment at risk, as a group, lose the power from voting or similar rights of the investment to direct the activities of the entity that have the most significant impact on the entity’s economic performance.  The update was effective for fiscal and interim periods beginning after November 15, 2009.  For the Company, the update was effective January 1, 2010 and did not have an impact on the preparation of the Company’s consolidated financial statements.

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

Disclosures about Credit Quality and the Allowance for Credit Losses

The FASB issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, an update to ASC 310, Receivables. This update requires additional disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by portfolio-segment and class of financing receivables, the aging of past due financing receivables at the end of the reporting period by portfolio-segment and class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. These disclosures as of the end of a reporting period (e.g. credit quality information and the ending financing receivables balance segregated by impairment method) and disclosures about activity that occurs during a reporting period (e.g. modifications and the rollforward of the allowance for credit losses by portfolio segment) are effective for interim and annual reporting periods beginning on or after December 15, 2010 (December 31, 2010 for the Company). The Company is currently evaluating the applicability and extent of the required disclosures related to this update.

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

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of June 30, 2010		As of December 31, 2009
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$8,147,384	30.7%	$10,305,622	43.6%
Variable-rate loan assets	18,368,404	69.3	13,330,252	56.4
Total	$26,515,788	100.0%	$23,635,874	100.0%

Fixed-rate debt instruments	$198,250	0.7%	$273,906	1.1%
Variable-rate debt instruments	27,230,522	99.3	24,531,383	98.9
Total	$27,428,772	100.0%	$24,805,289	100.0%

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

For the three months ended June 30, 2010 and 2009, loan interest income includes $31.1 million and $37.1 million, respectively, of fixed rate floor income (net of settlement payments on derivatives used to hedge student loans earning floor income of $4.3 million during the three months ended June 30, 2010). For the six months ended June 30, 2010 and 2009, loan interest income includes $66.3 million and $67.3 million, respectively, of fixed rate floor income (net of settlement payments on derivatives used to hedge student loans earning floor income of $8.1 million during the six months ended June 30, 2010). The high levels of fixed rate floor income earned during 2009 and 2010 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that are earning fixed rate floor income as of June 30, 2010:

Fixed	Borrower/ lender	Estimated variable	Balance of assets earning fixed-rate
interest	weighted	conversion	floor income as of
rate range	average yield	rate (a)	June 30, 2010

3.0 - 3.49%	3.28%	0.57%	$1,366,463
3.5 - 3.99%	3.65%	1.01%	1,878,739
4.0 - 4.49%	4.20%	1.56%	1,488,709
4.5 - 4.99%	4.72%	2.08%	826,557
5.0 - 5.49%	5.24%	2.60%	539,173
5.5 - 5.99%	5.67%	3.03%	322,856
6.0 - 6.49%	6.19%	3.55%	378,205
6.5 - 6.99%	6.70%	4.06%	336,379
7.0 - 7.49%	7.17%	4.53%	116,100
7.5 - 7.99%	7.71%	5.07%	196,903
8.0 - 8.99%	8.16%	5.52%	442,787
> 9.0%	9.04%	6.40%	254,513
			$8,147,384

(a)	The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to variable rate. As of June 30, 2010, the short-term interest rate was 41 basis points.

The following table summarizes the outstanding derivatives instruments as of June 30, 2010 used by the Company to hedge fixed-rate student loan assets.

		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2010	$4,500,000	0.52%
2011	2,000,000	0.65
2012	950,000	1.08
2013	150,000	1.44
2015	100,000	2.26
2020	100,000	3.23

	$7,800,000	0.70%

(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.

As of June 30, 2010, the Company had $3.3 billion of student loan assets that were eligible to earn variable-rate floor income.

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

The following table presents the Company’s FFELP student loan assets and related funding arranged by underlying indices as of June 30, 2010:

Index	Frequency of Variable Resets	Assets	Debt outstanding that funded student loan assets (a)

3 month H15 financial commercial paper (b)	Daily	$25,393,568	1,949,130
3 month Treasury bill (c)	Varies	985,079	—
3 month LIBOR (d)	Quarterly	—	20,338,114
Auction-rate or remarketing (e)	Varies	—	1,251,910
Asset-backed commercial paper (f)	Varies	—	2,973,932
Other (g)		160,375	25,936
		$26,539,022	26,539,022

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of June 30, 2010:

Maturity	National Amounts

2021	$250,000
2023	1,250,000
2024	250,000
2028	100,000
2039	150,000
2040	200,000

$2,200,000

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

(c)
The Company has used derivative instruments to hedge both the basis and repricing risk on certain student loans in which the Company earns interest based on a treasury bill rate that resets daily and are funded with debt indexed to primarily three-month LIBOR. To hedge these loans, the Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a weekly treasury bill rate plus a spread as defined in the agreement (“T-BILL/LIBOR Basis Swaps”). The following table summarizes these derivatives as of June 30, 2010:

Maturity	Notional Amount

2011	$225,000	(1)

(1) These derivatives have forward effective start dates of October 2010 ($75 million), November 2010 ($75 million), and December 2010 ($75 million).

(d)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(e)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”) or through a remarketing utilizing remarketing agents (“Variable Rate Demand Notes”). As of June 30, 2010, the Company is sponsor on $1.0 billion of Auction Rate Securities and $0.3 billion of Variable Rate Demand Notes.

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

(f)
Asset-backed commercial paper consists of $63.4 million funded in the Company’s FFELP warehouse facility and $2.9 billion funded through the Department’s Conduit Program.  Funding for the Conduit Program is provided by the capital markets at a cost based on market rates.

(g)	Assets include restricted cash and investments and other assets. Debt outstanding includes other debt obligations secured by student loan assets and related collateral.

Financial Statement Impact of Derivative Instruments

The Company recognizes changes in the fair value of derivative instruments currently in earnings unless specific hedge accounting criteria are met. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting; consequently, the change in fair value of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company’s derivatives are included in “derivative market value and foreign currency adjustments and derivative settlements, net” in the Company’s consolidated statements of income and resulted in expenses of $100.6 million and $168.2 million for the three and six months ended June 30, 2010, respectively, and income of $29.9 million and expense of $22.3 million for the three and six months ended June 30, 2009, respectively.

The following summarizes the derivative settlements included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Settlements:
Average/discrete basis swaps	$—	1,040	—	11,062
1/3 basis swaps	80	6,657	221	17,401
Interest rate swaps - floor income hedges	(4,286)	(11)	(8,143)	(11)
Interest rate swaps - unsecured debt hedges	(79)	—	(79)	—
Cross-currency interest rate swaps	917	1,849	2,219	5,441
Other	(9)	—	(18)	—

Total settlements - (expense) income	$(3,377)	9,535	(5,800)	33,893

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

	Three months ended June 30, 2010
	Interest Rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income
before impact of derivative settlements	$(14,475)	(18.1)%	$(24,962)	(31.2)%	$(6,513)	(8.1)%	$(19,540)	(24.4)%
Impact of derivative settlements	15,396	19.2	46,188	57.7	—	—	—	—
Increase (decrease) in net income before taxes	$921	1.1%	$21,226	26.5%	$(6,513)	(8.1)%	$(19,540)	(24.4)%
Increase (decrease) in basic and diluted
earnings per share	$0.01		$0.27		$(0.08)		$(0.25)

	Three months ended June 30, 2009
	Interest Rates						Asset and funding index mismatches
	Change from increase of 100 basis points			Change from increase of 300 basis points			Increase of 10 basis points			Increase of 30 basis points
	Dollar	Percent		Dollar	Percent		Dollar	Percent		Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income
before impact of derivative settlements	$(23,826)	(168.7	) %	$(39,217)	(277.7	) %	$(6,403)	(45.3	) %	$(19,210)	(136.0	) %
Impact of derivative settlements	41	0.3		123	0.9		—	—		—	—
Increase (decrease) in net income before taxes	$(23,785)	(168.4	) %	$(39,094)	(276.8	) %	$(6,403)	(45.3	) %	$(19,210)	(136.0	) %
Increase (decrease) in basic and diluted
earnings per share	$(0.28)			$(0.47)			$(0.08)			$(0.23)

	Six months ended June 30, 2010
	Change from increase of 100 basis points			Change from increase of 300 basis points			Asset and funding index mismatches
	Dollar	Percent		Dollar	Percent		Increase of 10 basis points			Increase of 30 basis points
Effect on earnings:
Increase (decrease) in pre-tax net income
before impact of derivative settlements	$(30,117)	(18.0	) %	$(51,316)	(30.7	) %	$(12,480)	(7.5	) %	$(37,439)	(22.4	) %
Impact of derivative settlements	27,764	16.6		83,293	49.9		—	—		—	—
Increase (decrease) in net income before taxes	$(2,353)	(1.4	) %	$31,977	19.2%		$(12,480)	(7.5	) %	$(37,439)	(22.4	) %
Increase (decrease) in basic and diluted
earning per share	$(0.03)			$0.40			$(0.16)			$(0.47)

	Six months ended June 30, 2009
	Change from increase of 100 basis points			Change from increase of 300 basis points			Asset and funding index mismatches
	Dollar	Percent		Dollar	Percent		Increase of 10 basis points			Increase of 30 basis points
Effect on earnings:
Increase (decrease) in pre-tax net income
before impact of derivative settlements	$(44,732)	(81.1	) %	$(70,683)	(128.1	) %	$(12,756)	(23.1	) %	$(38,269)	(69.4	) %
Impact of derivative settlements	41	0.1		123	0.2		—	—		—	—
Increase (decrease) in net income before taxes	$(44,691)	(81.0	) %	$(70,560)	(127.9	) %	$(12,756)	(23.1	) %	$(38,269)	(69.4	) %
Increase (decrease) in basic and diluted
earning per share	$(0.55)			$(0.87)			$(0.16)			$(0.47)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Re-measurement of Euro Notes	$93,401	(63,865)	165,075	(16,623)

Change in fair value of
cross-currency derivatives	(100,946)	41,209	(160,021)	(15,902)

Total impact to statements of
income - income (expense)	$(7,545)	(22,656)	5,054	(32,525)

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

Financial Statement Impact – Derivatives and Foreign Currency Transaction Adjustments

The following table summarizes all of the components of “derivative market value and foreign currency adjustments and derivative settlements, net” included in the consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Change in fair value of derivatives	$(100,632)	29,852	(168,201)	(22,270)
Foreign currency transaction adjustment (Euro Notes)	93,401	(63,865)	165,075	(16,623)
Derivative settlements, net	(3,377)	9,535	(5,800)	33,893

Derivative market value and foreign currency
adjustments and derivative settlements, net	$(10,608)	(24,478)	(8,926)	(5,000)

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

An original complaint in the action was filed under seal in the U.S. District Court for the Eastern District of Virginia on September 21, 2007, and was unsealed on August 26, 2009 upon the government’s filing of a Notice of Election to Decline Intervention in the matter.  The First Amended Complaint (the “Oberg Complaint”) was filed on August 24, 2009, and alleges the defendant student loan lenders submitted false claims for payment to the Department of Education in order to obtain special allowance payments on certain student loans at a rate of 9.5%, which the Oberg Complaint alleges is in excess of amounts permitted by law.

The Oberg Complaint alleges that approximately $407 million in unlawful 9.5% special allowance payment claims were submitted by the Company,  and seeks a judgment against the defendants in the amount of three times the amount of damages sustained by the government in connection with the alleged overbilling by the defendants for special allowance payments, as well as civil penalties.

The 9.5% special allowance payments received by the Company were disclosed by the Company on multiple occasions beginning in 2003. In January 2007, the Company entered into asettlement agreement with the Department of Education to resolve an audit report by the Office of Inspector General of the Department of Education with respect to the Company’s student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate (the “Settlement Agreement”). The Settlement Agreement contains anacknowledgment by the Department of Education that the dispute with the Company in connection with billings for 9.5% interest was in good faith.

The Company filed a motion for summary judgment to have the case dismissed.  The Court has not ruled on the motion for summary judgment as of the date of  this filing.  The Court has also ordered a settlement conference to be held before a different judge on August 11, 2010.  Subject to resolution of the matter on summary judgment, the case is set for trial beginning August 17, 2010.

The Company believes it has strong defenses to the Oberg Complaint and is vigorously contesting the matter.   Due to the uncertainty, costs, and risks inherent in the litigation process, the Company may explore various resolutions of the matter, but cannot predict the ultimate outcome or resolution or any liability or settlement amount which may result from this litigation,which could have a material adverse effect on the Company’s results of operations, cash flows, liquidity and capital resources, and financial condition, including compliance with financial covenants under the Company’s credit facilities.

United States ex rel Vigil v. Nelnet, Inc. et al

There have been no material developments in this matter from the information previously reported in Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in response to Item 1A of Part I of such Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the second quarter of 2010 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs (2) (3)	or programs (4)

April 1 - April 30, 2010	3,683	$19.87	1,477	6,656,165
May 1 - May 31, 2010	1,298	19.18	437	6,670,485
June 1 - June 30, 2010	658,462	19.32	658,434	6,061,702
Total	663,443	$19.33	660,348

(1)
The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below; (ii) shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares; and (iii) shares purchased pursuant to the 2006 ESLP discussed in footnote (3) below, of which there were none for the months of April, May, or June 2010. Shares of Class A common stock purchased pursuant to the 2006 Plan included 1,477 shares, 437 shares, and 658,434 shares in April, May, and June, respectively. Included in the shares repurchased pursuant to the 2006 plan were 1,477 shares, 437 shares, and 1,734 shares, purchased in April, May, and June, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 2,206 shares, 861 shares, and 28 shares in April, May and June, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

(2)
The Company’s Board of Directors authorized a stock repurchase program to repurchase up to a total of ten million shares of the Company’s Class A common stock (the “2006 Plan”). The 2006 Plan has an expiration date of May 24, 2012.  To facilitate repurchases under the stock repurchase program, the Company has adopted a plan under Rule 10b5-1 promulgated by the Securities and Exchange Commission.  Under the Rule 10b5-1 plan, repurchases are executed whenever the price and other conditions of the plan are met, which may be at a time when the Company would not otherwise repurchase shares due to the Company’s securities trading policy blackout periods and other restrictions.

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

As of	Maximum number of shares that may yet be purchased under the 2006 Plan (A)	Approximate dollar value of shares that may yet be purchased under the 2006 ESLP (B)	Closing price on the last trading day of the Company's Class A Common Stock (C)	(B / C) Approximate number of shares that may yet be purchased under the 2006 ESLP (D)	(A + D) Approximate number of shares that may yet be purchased under the 2006 Plan and 2006 ESLP
April 30, 2010	4,830,013	36,450,000	19.96	1,826,152	6,656,165
May 31, 2010	4,829,576	36,450,000	19.80	1,840,909	6,670,485
June 30, 2010	4,171,142	36,450,000	19.28	1,890,560	6,061,702

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

However, at any time, including during a deferral period, the Company will be permitted to:

•	pay dividends or distributions in additional shares of the Company’s capital stock
•	declare or pay a dividend in connection with the implementation of a shareholders’ rights plan, or issue stock under such a plan, or redeem or repurchase any rights distributed pursuant to such a plan
•	purchase common stock for issuance pursuant to any employee benefit plans

 ITEM 6.  EXHIBITS

10.1*	Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date: August 9, 2010	By:	/s/ MICHAEL S. DUNLAP
Name: Michael S. Dunlap
Title: Chairman and Chief Executive Officer

	By:	/s/ TERRY J. HEIMES
Name: Terry J. Heimes
Title: Chief Financial Officer