Form 10-Q
period 2010-09-30
NELNET INC
filed 2010-11-09
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 31, 2010, there were 36,841,793 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
September 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	As of	As of
	September 30, 2010	December 31, 2009
	(unaudited)
Assets:
Student loans receivable (net of allowance for loan losses of
$50,212 and $50,887 respectively)	$24,436,162	23,926,957
Student loans receivable - held for sale	2,109,440	—
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	13,667	12,301
Cash and cash equivalents - held at a related party	302,694	325,880
Total cash and cash equivalents	316,361	338,181
Investments - trading securities	33,082	—
Restricted cash and investments	692,702	625,492
Restricted cash - due to customers	54,532	91,741
Accrued interest receivable	418,083	329,313
Accounts receivable (net of allowance for doubtful accounts of
$846 and $1,198, respectively)	68,713	42,043
Goodwill	143,717	143,717
Intangible assets, net	43,352	53,538
Property and equipment, net	28,011	26,606
Other assets	113,597	104,940
Fair value of derivative instruments	128,827	193,899

Total assets	$28,586,579	25,876,427

Liabilities:
Bonds and notes payable	$27,391,188	24,805,289
Accrued interest payable	19,727	19,831
Accrued litigation settlement charge	55,000	—
Other liabilities	175,156	172,514
Due to customers	54,532	91,741
Fair value of derivative instruments	46,362	2,489
Total liabilities	27,741,965	25,091,864

Shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares;
no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares;
issued and outstanding 36,848,473 shares as of September 30,
2010 and 38,396,791 shares as of December 31, 2009	368	384
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares;
issued and outstanding 11,495,377 shares as of September 30,
2010 and December 31, 2009	115	115
Additional paid-in capital	75,636	109,359
Retained earnings	769,665	676,154
Employee notes receivable	(1,170)	(1,449)
Total shareholders' equity	844,614	784,563
Commitments and contingencies
Total liabilities and shareholders' equity	$28,586,579	25,876,427

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Interest income:
Loan interest	$159,287	143,255	449,607	474,587
Investment interest	1,169	1,943	3,474	8,810
Total interest income	160,456	145,198	453,081	483,397
Interest expense:
Interest on bonds and notes payable	68,243	76,016	178,345	328,600
Net interest income	92,213	69,182	274,736	154,797
Less provision for loan losses	5,500	7,500	16,700	23,000
Net interest income after provision for loan losses	86,713	61,682	258,036	131,797

Other income (expense):
Loan and guaranty servicing revenue	33,464	26,006	106,510	81,280
Tuition payment processing and campus commerce revenue	14,527	12,987	44,704	40,373
Enrollment services revenue	36,439	30,670	105,113	88,188
Software services revenue	4,624	4,600	14,467	16,424
Other income	9,432	5,846	25,188	20,298
Gain on sale of loans and debt repurchases, net	9,885	14,036	28,821	27,571
Derivative market value and foreign currency
adjustments and derivative settlements, net	(35,391)	7,740	(44,317)	2,740
Total other income	72,980	101,885	280,486	276,874

Operating expenses:
Salaries and benefits	41,085	36,398	122,691	113,322
Other operating expenses:
Litigation settlement	55,000	—	55,000	—
Cost to provide enrollment services	23,709	20,323	69,845	56,208
Professional and other services	11,428	6,584	37,820	20,382
Depreciation and amortization	7,577	8,769	24,350	28,379
Restructure expense	4,751	3,340	6,020	6,628
Occupancy and communications	3,632	3,194	10,672	12,330
Postage and distribution	2,911	1,958	8,488	7,100
Advertising and marketing	2,403	1,936	8,386	5,632
Trustee and other debt related fees	1,097	2,387	3,445	7,487
Other	6,694	7,773	25,495	25,121
Total other operating expenses	119,202	56,264	249,521	169,267

Total operating expenses	160,287	92,662	372,212	282,589

Income (loss) before income taxes	(594)	70,905	166,310	126,082
Income tax benefit (expense)	226	(24,501)	(62,363)	(46,020)

Net income (loss)	$(368)	46,404	103,947	80,062

Earnings (loss) per common share:
Net earnings (loss) - basic	$(0.01)	0.93	2.09	1.60

Net earnings (loss) - diluted	$(0.01)	0.93	2.08	1.60

Dividends paid per common share	$0.07	—	0.21	—

Weighted average common shares outstanding:
Basic	48,938,333	49,611,423	49,460,625	49,432,165
Diluted	48,938,333	49,808,856	49,663,505	49,633,290

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except share data)
(unaudited)

	Preferred				Class A	Class B	Additional		Employee	Total
	stock	Common stock shares		Preferred	common	common	paid-in	Retained	notes	shareholders’
	shares	Class A	Class B	stock	stock	stock	capital	earnings	receivable	equity

Balance as of June 30, 2009	—	38,325,492	11,495,377	$—	383	115	107,959	574,179	(1,449)	681,187
Comprehensive income:
Net income	—	—	—	—	—	—	—	46,404	—	46,404
Issuance of common stock, net of forfeitures	—	31,403	—	—	1	—	241	—	—	242
Compensation expense for stock based awards	—	—	—	—	—	—	349	—	—	349
Repurchase of common stock	—	(7,434)	—	—	(1)	—	(107)	—	—	(108)
Balance as of September 30, 2009	—	38,349,461	11,495,377	$—	383	115	108,442	620,583	(1,449)	728,074

Balance as of June 30, 2010	—	37,995,006	11,495,377	$—	380	115	101,232	773,468	(1,250)	873,945
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(368)	—	(368)
Cash dividend on Class A and Class B
common stock - $0.07 per share	—	—	—	—	—	—	—	(3,435)	—	(3,435)
Issuance of common stock, net of forfeitures	—	37,728	—	—	1	—	601	—	—	602
Compensation expense for stock based awards	—	—	—	—	—	—	405	—	—	405
Repurchase of common stock	—	(1,184,261)	—	—	(13)	—	(26,602)	—	—	(26,615)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	80	80
Balance as of September 30, 2010	—	36,848,473	11,495,377	$—	368	115	75,636	769,665	(1,170)	844,614

Balance as of December 31, 2008	—	37,794,067	11,495,377	$—	378	115	103,762	540,521	(1,550)	643,226
Comprehensive income:
Net income	—	—	—	—	—	—	—	80,062	—	80,062
Issuance of common stock, net of forfeitures	—	569,937	—	—	6	—	3,539	—	—	3,545
Compensation expense for stock based awards	—	—	—	—	—	—	1,310	—	—	1,310
Repurchase of common stock	—	(14,543)	—	—	(1)	—	(169)	—	—	(170)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	101	101
Balance as of September 30, 2009	—	38,349,461	11,495,377	$—	383	115	108,442	620,583	(1,449)	728,074

Balance as of December 31, 2009	—	38,396,791	11,495,377	$—	384	115	109,359	676,154	(1,449)	784,563
Comprehensive income:
Net income	—	—	—	—	—	—	—	103,947	—	103,947
Cash dividend on Class A and Class B
common stock - $0.21 per share	—	—	—	—	—	—	—	(10,436)	—	(10,436)
Issuance of common stock, net of forfeitures	—	312,322	—	—	3	—	4,834	—	—	4,837
Compensation expense for stock based awards	—	—	—	—	—	—	1,096	—	—	1,096
Repurchase of common stock	—	(1,860,640)	—	—	(19)	—	(39,653)	—	—	(39,672)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	279	279
Balance as of September 30, 2010	—	36,848,473	11,495,377	$—	368	115	75,636	769,665	(1,170)	844,614

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2010	2009

Net income
Adjustments to reconcile income to net cash provided by operating
activities, net of business acquisition:	$103,947	80,062
Depreciation and amortization, including loan premiums
and deferred origination costs	71,696	88,118
Provision for loan losses	16,700	23,000
Derivative market value adjustment	94,539	(19,912)
Foreign currency transaction adjustment	(58,608)	55,979
Proceeds received to terminate and/or amend derivative instruments	15,169	3,820
Payments to terminate and/or amend derivative instruments	(763)	(11,710)
Gain from repurchase of bonds and notes payable	(28,821)	(19,185)
Originations and purchases of student loans-held for sale	(97,782)	(13,345)
Gain on sale of loans, net	—	(8,386)
Change in investments - trading securities, net	(33,082)	(893)
Deferred income tax benefit	(4,292)	(30,654)
Non-cash compensation expense	1,719	1,825
Accrued litigation settlement	55,000	—
Other non-cash items	(202)	1,744
(Increase) decrease in accrued interest receivable	(88,770)	82,640
Increase in accounts receivable	(26,670)	(7,180)
Decrease in other assets	(7,977)	10,869
Decrease in accrued interest payable	(104)	(56,717)
Increase in other liabilities	4,131	34,575
Net cash provided by operating activities	15,830	214,650

Cash flows from investing activities, net of business acquisition:
Originations and purchases of student loans, including loan
premiums/discounts and deferred origination costs	(2,957,976)	(2,104,234)
Purchases of student loans from a related party	(989,002)	(39,649)
Net proceeds from student loan repayments, claims,
capitalized interest, participations, and other	1,342,963	1,507,981
Proceeds from sale of student loans	27,191	550,176
Proceeds from sale of student loans to a related party	—	61,452
Purchases of property and equipment, net	(7,496)	(466)
(Increase) decrease in restricted cash and investments, net	(67,210)	198,636
Business acquisition, net of cash acquired	(3,000)	—
Net cash (used in) provided by investing activities	(2,654,530)	173,896

Cash flows from financing activities:
Payments on bonds and notes payable	(2,541,883)	(3,978,507)
Proceeds from issuance of bonds and notes payable	5,104,517	3,761,543
Payments on bonds payable due to a related party	—	(21,520)
Proceeds from issuance of bonds payable due to a related party	111,675	—
Payments of debt issuance costs	(7,971)	(5,876)
Dividends paid	(10,436)	—
Repurchases of common stock	(39,672)	(170)
Proceeds from issuance of common stock	371	329
Payments received on employee stock notes receivable	279	101
Net cash provided by (used in) financing activities	2,616,880	(244,100)

Net (decrease) increase in cash and cash equivalents	(21,820)	144,446

Cash and cash equivalents, beginning of period	338,181	189,847

Cash and cash equivalents, end of period	$316,361	334,293

Supplemental disclosures of cash flow information:
Interest paid	$171,656	380,543

Income taxes paid, net of refunds	$77,774	69,924

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.    Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2009 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010.  The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statement presentation to provide the users of the financial statements additional information related to the operating results of the Company. These reclassifications include:

•	Reclassifying the Company’s gains on debt repurchases to “gain on sale of loans and debt repurchases, net” which were previously included in “other income.”

•
Reclassifying costs incurred by the Company related to restructuring activities to “restructure expense,” which were previously included in “salaries and benefits” and “occupancy and communications.” See note 13 for information related to the restructuring activity including additional information related to the types of costs incurred.

The reclassifications had no effect on consolidated net income or consolidated assets and liabilities.

2.      Recent Developments

Litigation Settlement

On August 13, 2010, the Company reached an agreement in principal to pay $55.0 million to settle all claims associated with the previously disclosed “qui tam” action brought by Jon H. Oberg on behalf of the United States of America. The settlement agreement was finalized on October 25, 2010. As a result of the settlement, the Company recorded a $55.0 million pre-tax charge ($34.1 million after tax) during the third quarter of 2010. The Company expects that the Internal Revenue Service (the “IRS”) will review the settlement as part of its normal procedures for settlements with government agencies, to determine if the payments are deductible as ordinary and necessary business expenses. While the Company believes that the payments are fully deductible under the applicable tax laws, the IRS may not agree with that position. The settlement expense is reported as a separate line item on a pre-tax basis in the consolidated statement of operations and the accrual is reported as a separate line item on the consolidated balance sheet. On November 3, 2010, the Company paid the $55.0 million settlement.

The Company believed it had strong defenses to the Oberg Complaint, but entered into the settlement agreement in order to eliminate the uncertainty, distraction, and expense of a trial.

See note 14 for additional information related to this settlement.

Legislation – FFELP

On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act of 2010”).  Effective July 1, 2010, this law prohibits new loan originations under the Federal Family Education Loan Program (“FFELP” or “FFEL Program”) and requires that all new federal loan originations be made through the Direct Loan Program.  If a first disbursement has been made on a FFELP loan prior to July 1, 2010, subsequent disbursements of that loan may still be made under the FFELP.  The new law does not alter or affect the terms and conditions of existing FFELP loans.

As a result of the Reconciliation Act of 2010, the Company no longer originates new (first disbursement) FFELP loans after June 30, 2010.  As such, subsequent to 2010, the Company will no longer recognize a gain from originating and subsequently selling FFELP loans to the Department of Education (the “Department”) under the Department’s Purchase Program. During the third and fourth quarters of 2009, the Company recognized a pre-tax gain of $9.7 million and $26.9 million, respectively, from selling $427.7 million and $1.6 billion, respectively, of 2008-2009 academic year loans to the Department under the Purchase Program. As of September 30, 2010, the Company had $2.1 billion of 2009-2010 academic year loans classified as held for sale funded in the Department’s Participation Program that were sold to the Department under the Purchase Program during October 2010. Upon selling the $2.1 billion in loans held for sale, the Company recognized a pre-tax gain during the fourth quarter of 2010 of $33.8 million. The Company earned approximately $1 million in 2009 and approximately $6 million during the nine months ended September 30, 2010 in net interest income on the 2009-2010 academic year loans prior to selling them to the Department.

In addition, as a result of the Reconciliation Act of 2010, net interest income on the Company’s existing FFELP loan portfolio, as well as fee-based revenue from guarantee and third-party FFELP servicing and education loan software licensing and consulting fees, will decline over time as the Company and its customers’ FFELP loan portfolios are paid down.  During the nine month period ended September 30, 2010 and year ended December 31, 2009, the Company recognized approximately $280 million and approximately $247 million, respectively, of net interest income on its FFELP loan portfolio; approximately $80 million and approximately $100 million, respectively, in guarantee and third-party FFELP servicing revenue; and approximately $6 million and approximately $12 million, respectively, in education loan software licensing and consulting fees related to the FFEL Program.

Due to the legislative changes in the student loan industry, the Company believes there will be opportunities to purchase FFELP loan portfolios and/or expand its current level of guarantee and third-party FFELP servicing volume on behalf of current FFELP participants looking to modify their involvement in FFELP and/or exit that business.  For example, during the first nine months of 2010, the Company purchased $2.5 billion of FFELP student loans from various third-parties.

Direct Loan Servicing Contract

In June 2009, the Company was one of four private sector companies awarded a student loan servicing contract by the Department of Education to provide additional servicing capacity for loans owned by the Department. These loans include Direct Loan Program loans and FFEL Program loans purchased by the Department under the authority granted in the Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”) legislation. In September 2009, the Department began assigning FFEL purchased loans to the four servicers. Beginning with the second year of servicing in July 2010, the Department began allocating new loan volume among the four servicers based on certain performance metrics. As of September 30, 2010, the Company was servicing $21.8 billion of loans under this contract. For the three and nine months ended September 30, 2010, the Company earned $8.7 million and $18.4 million, respectively, in revenue under this contract.

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

As of September 30, 2010, the Company had $2.1 billion of FFELP loans classified as held for sale.  These loans were funded using the Department’s Participation Program and were sold to the Department during October 2010 under the Purchase Program. Under the Purchase Program, the Department purchased the loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan.  Upon selling the $2.1 billion in loans held for sale, the Company recognized a pre-tax gain in the fourth quarter of 2010 of $33.8 million. See note 4 for additional information related to the Department’s Participation and Purchase Programs.

Student loans receivable consisted of the following:

	As of September 30, 2010		As of December 31, 2009
	Held for investment	Held for sale	Held for investment
Federally insured loans	$24,132,245	2,081,827	23,472,553
Non-federally insured loans	126,923	—	163,321
	24,259,168	2,081,827	23,635,874
Unamortized loan premiums/discounts and deferred origination costs, net	227,206	27,613	341,970
Allowance for loan losses – federally insured loans	(32,962)	—	(30,102)
Allowance for loan losses – non-federally insured loans	(17,250)	—	(20,785)
	$24,436,162	2,109,440	23,926,957
Allowance for federally insured loans - held for investment as a percentage of such loans	0.14%		0.13%
Allowance for non-federally insured loans as a percentage of such loans	13.59%		12.73%

The Company has provided for an allowance for loan losses related to its student loan portfolio. Activity in the allowance for loan losses is shown below:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Beginning balance	$50,797	50,000	50,887	50,922
Provision for loan losses	5,500	7,500	16,700	23,000
Loans charged off, net of recoveries	(6,085)	(4,380)	(18,305)	(13,482)
Purchase of loans	—	—	2,930	—
Sale of loans	—	(3,000)	(2,000)	(10,320)
Ending balance	$50,212	50,120	50,212	50,120

As of September 30, 2010, the Company has participated a cumulative amount of $120.5 million of non-federally insured loans to third parties, including $20.0 million, $1.0 million, and $6.0 million during the first, second, and third quarters of 2010, respectively. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.  The loss on the sale of these loans for the three and nine months ended September 30, 2010 was not material.  Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.  The activity in the accrual account related to this repurchase obligation, which is included in “other liabilities” in the accompanying consolidated balance sheets, is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Beginning balance	$12,600	7,600	10,600	—
Transfer from allowance for loan losses	—	3,000	2,000	9,800
Reserve for repurchase of delinquent loans (a)	—	—	—	800
Ending balance	$12,600	10,600	12,600	10,600

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

During the first nine months of 2010, the Company purchased $2.5 billion of FFELP student loans from third parties, including $989 million (par value) from Union Bank and approximately $900 million from a state agency.  In conjunction with the Company’s purchase of loans from the state agency, Union Bank purchased loans from the state agency under similar terms.

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

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of September 30, 2010
	Carrying	Interest rate
	amount	range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,349,202	0.30% - 6.90%	5/26/14 - 7/27/48
Bonds and notes based on auction or remarketing	1,172,335	0.23% - 1.76%	5/1/11 - 7/1/43
Total variable-rate bonds and notes	21,521,537
Commercial paper - FFELP facility (b)	29,976	0.28% - 0.41%	7/29/13
Unsecured debt - Junior Subordinated Hybrid Securities	163,255	7.40%	9/15/61
Unsecured line of credit	691,500	0.79%	5/8/12
Department of Education Participation	2,049,227	0.91%	10/15/10
Department of Education Conduit	2,799,180	0.37%	5/8/14
Related party debt	111,675	0.73%	5/20/11
Other borrowings	24,838	0.26% - 5.10%	11/14/10 - 11/1/15
	$27,391,188

	As of December 31, 2009
	Carrying	Interest rate
	amount	range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,187,356	0.26% - 6.90%	5/26/14 - 4/25/42
Bonds and notes based on auction or remarketing	1,726,960	0.21% - 3.73%	5/1/11 - 7/1/43
Total variable-rate bonds and notes	21,914,316
Commercial paper - FFELP facility (b)	305,710	0.21% - 0.32%	8/3/12
Fixed-rate bonds and notes (a)	8,940	6.15% - 6.34%	7/2/20 - 5/1/29
Unsecured debt - Senior Notes	66,716	5.125%	6/1/10
Unsecured debt - Junior Subordinated Hybrid Securities	198,250	7.40%	9/15/61
Unsecured line of credit	691,500	0.73%	5/8/12
Department of Education Participation	463,912	0.79%	9/30/10
Department of Education Conduit	1,125,929	0.27%	5/8/14
Other borrowings	30,016	0.24% - 5.10%	1/1/10 - 11/1/15
	$24,805,289

(a)	Issued in asset-backed securitizations

(b)	Loan warehouse facility

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

The 2009/2010 FFELP Warehouse Facility provides for formula based advance rates depending on FFELP loan type, up to a maximum of 85 percent to 98 percent of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 75 to 80 percent based on loan type. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility. As of September 30, 2010, $30.0 million was outstanding under the FFELP Warehouse Facility and $470.0 million was available for future use.

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

On February 17, 2010, March 9, 2010, and August 3, 2010 the Company completed asset-backed securities transactions of $523.3 million, $660.0 million, and $378.3 million, respectively. Notes issued in these transactions carry interest rates based on a spread to LIBOR. The Company used the proceeds from the sale of these notes to purchase principal and interest on student loans, including loans which were previously financed in other asset-backed securitizations and the 2009/2010 FFELP Warehouse Facility.

Department of Education’s Loan Participation and Purchase Commitment Programs

In August 2008, the Department implemented the Purchase Program and the Participation Program pursuant to ECASLA. Under the Participation Program, the Department provided interim short term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders were charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program for the 2009-2010 academic year had to be either refinanced by the lender by September 30, 2010 or sold to the Department pursuant to the Purchase Program on or prior to October 15, 2010. As of September 30, 2010, the Company had $2.0 billion borrowed under the Participation Program.  During October 2010, the Company sold $2.1 billion of FFELP loans funded under the Participation Program to the Department using the Department’s Purchase Program and paid off all advances outstanding ($2.0 billion) under the Participation Program.

Department of Education’s Conduit Program

In May 2009, the Department implemented a program under which it financed eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”).  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances were contributed by the Company. The Conduit Program expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral for the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans.  As of September 30, 2010 and December 31, 2009, the Company had $2.8 billion and $1.1 billion, respectively, borrowed under the facility and $95.9 million and $66.8 million, respectively, advanced as equity support in the facility. Beginning July 1, 2010, no additional loans can be funded using the Conduit Program.

Unsecured Line of Credit

The Company has a $750.0 million unsecured line of credit that terminates in May 2012.  As of September 30, 2010, there was $691.5 million outstanding on this line.  Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.  The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank (“Lehman”), a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. In September 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect that Lehman will fund future borrowing requests. As of September 30, 2010, excluding Lehman’s lending commitment, the Company has $51.2 million available for future use under its unsecured line of credit.

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

As of September 30, 2010, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facility.

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

Related Party Transactions

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day term upon termination of the participation certificate.  As of September 30, 2010 and December 31, 2009, $360.2 million and $613.3 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

Related Party Debt

The Company has from time to time repurchased certain of its own asset-backed securities (bonds and notes payable). For accounting purposes, these notes have been effectively retired and are not included on the Company’s consolidated balance sheet. However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. During the three months ended September 30, 2010, the Company participated $111.7 million of these securities to Union Bank, as trustee for various grantor trusts, and obtained cash proceeds equal to the par value of the notes. The Company has entered into a Guaranteed Purchase Agreement with Union Bank whereby the Company must purchase these notes back from the trust at par upon the request of Union Bank. As of September 30, 2010, these notes are included in “bonds and notes payable” on the Company’s consolidated balance sheet.

Debt Repurchases

The Company has repurchased outstanding debt as summarized below. Gains recorded by the Company from the repurchase of debt are included in “gain on sale of loans and debt repurchases, net” on the Company’s consolidated statements of operations.

	Three months ended September 30, 2010			Nine months ended September 30, 2010
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain

Unsecured debt - Junior Subordinated Hybrid Securities	$34,995	30,073	4,922	34,995	30,073	4,922
Asset-backed securities	85,675	80,712	4,963	477,700	453,801	23,899
	$120,670	110,785	9,885	512,695	483,874	28,821

	Three months ended September 30, 2009			Nine months ended September 30, 2009
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain

Unsecured debt - Senior Notes due 2010	$137,898	138,505	(607)	208,284	196,376	11,908
Unsecured debt - Junior Subordinated Hybrid Securities	—	—	—	1,750	350	1,400
Asset-backed securities	44,950	39,095	5,855	46,050	40,173	5,877
	$182,848	177,600	5,248	256,084	236,899	19,185

Subsequent to September 30, 2010, the Company repurchased an additional $107.8 million (notional amount) of asset-backed securities resulting in a gain of approximately $4 million.

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

Basis Swaps

The Company funds the majority of its student loan assets with three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed to commercial paper and treasury bill rates. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets results in basis risk. The Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its assets, which generally occurs daily. In a declining interest rate environment, this may cause the Company’s student loan spread to compress, while in a rising rate environment, it may cause the spread to increase.  As of September 30, 2010, the Company had $25.2 billion and $1.0 billion of FFELP loans indexed to the three-month financial commercial paper rate and the three-month treasury bill rate, respectively, both of which reset daily, and $20.3 billion of debt indexed to three-month LIBOR, which resets quarterly.

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

The Company has also used derivative instruments to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities.  The Company has entered into basis swaps in which the Company:

•	receives three-month LIBOR set discretely in advance and pays a daily weighted average three-month LIBOR less a spread as defined in the agreements (the “Average/Discrete Basis Swaps”)

•	receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the “1/3 Basis Swaps”)

The following table summarizes the Company’s basis swaps outstanding:

	As of September 30, 2010
	Notional Amounts
Maturity	1/3 Basis Swaps	T-Bill/LIBOR Basis Swaps

2011	$—	225,000	(a)
2021	250,000	—
2023	1,250,000	—
2024	250,000	—
2028	100,000	—
2039	150,000	—
2040	200,000	—

	$2,200,000	225,000

	As of December 31, 2009
	Notional Amounts
Maturity	1/3 Basis Swaps	T-Bill/LIBOR Basis Swaps

2010	$1,000,000	—
2011	—	225,000	(a)
2013	500,000	—
2014	500,000	—
2018	1,300,000	—
2019	500,000	—
2021	250,000	—
2023	1,250,000	—
2024	250,000	—
2028	100,000	—
2039	150,000	—

	$5,800,000	225,000

(a) The effective start dates on these derivatives are in October 2010 ($75 million), November 2010 ($75 million), and December 2010 ($75 million).

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

As of September 30, 2010 and December 31, 2009, the Company had $8.6 billion and $10.3 billion, respectively, of student loan assets that were earning fixed rate floor income. The following tables summarize the outstanding derivative investments used by the Company to economically hedge these loans.

	As of September 30, 2010
		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2010	$3,750,000	0.48%
2011	5,750,000	0.54
2012	950,000	1.08
2013	650,000	1.07
2015	100,000	2.26
2020	100,000	3.23

	$11,300,000	0.64%

	As of December 31, 2009
		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2010	$4,750,000	0.54%
2011	150,000	1.03

	$4,900,000	0.55%

(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Subsequent to September 30, 2010, the Company entered into additional derivatives to hedge loans earning fixed rate floor income. The following table summarizes these derivatives.

		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2012	$3,000,000	0.54%

(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Interest rate swaps – unsecured debt hedges

On September 27, 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities (“Hybrid Securities”). The interest rate on the Hybrid Securities from the date they were issued through September 28, 2011 is 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the interest rate on the Hybrid Securities will be equal to three-month LIBOR plus 3.375%, payable quarterly. The Company has entered into the following derivatives to effectively convert the future variable interest rate on a portion of the Hybrid Securities to a fixed rate.

		Weighted
		average fixed
Derivatives	Notional	rate paid by
outstanding as of:	Amount (a)	the Company (b)

September 30, 2010	$100,000	4.27%

December 31, 2009	$25,000	4.24%

(a) The effective start date on $75 million (notional amount) of the derivatives outstanding as of September 30, 2010 is March 2012. The maturity on $75 million (notional amount) of the derivatives outstanding as of September 30, 2010 is September 29, 2036. $25 million (notional amount) of the derivatives outstanding as of September 30, 2010 are cancelable on September 29, 2011 at the Company’s discretion.

(b) For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Foreign Currency Exchange Risk

During 2006, the Company completed separate debt offerings of student loan asset-backed securities that included €420.5 million and €352.7 million Euro Notes with interest rates based on a spread to the EURIBOR index. As a result of this transaction, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The principal and accrued interest on these notes is re-measured at each reporting period and recorded on the Company’s balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the “derivative market value and foreign currency adjustments and derivative settlements, net” in the Company’s consolidated statements of operations.

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

The following table shows the income statement impact as a result of the re-measurement of the Euro Notes and the change in the fair value of the related derivative instruments. These items are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the accompanying consolidated statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Re-measurement of Euro Notes	$(106,468)	(39,356)	58,608	(55,979)
Change in fair value of cross currency interest rate swaps	107,531	44,773	(52,491)	28,871
Total impact to statements of operations - income (expense)	$1,063	5,417	6,117	(27,108)

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

Accounting for Derivative Financial Instruments

The Company records derivative instruments on the consolidated balance sheet as either an asset or liability measured at its fair value. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting.  As a result, the change in fair value of the Company’s derivatives at each reporting date are included in “derivative market value and foreign currency adjustments and derivative settlements, net” in the Company’s consolidated statements of operations. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company.

Any proceeds received or payments made by the Company to terminate a derivative in advance of its expiration date, or to amend the terms of an existing derivative, are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of operations and are accounted for as a change in fair value on such derivative. During the nine month periods ended September 30, 2010 and 2009, the Company terminated and/or amended certain derivatives for net proceeds of $14.4 million and net payments of $7.9 million, respectively.

The following table summarizes the fair value of the Company’s derivatives not designated as hedging:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of September 30, 2010	As of December 31, 2009	As of September 30, 2010	As of December 31, 2009

Average/discrete basis swaps	$—	—	—	—
1/3 basis swaps	11,453	17,768	129	—
T-Bill/LIBOR basis swaps	—	—	86	259
Interest Rate swaps - floor income hedges	47	4,497	32,063	2,230
Interest Rate swaps - hybrid debt hedges	—	1,817	10,390	—
Cross-currency interest rate swaps	117,327	169,817	—	—
Other	—	—	3,694	—

Total	$128,827	193,899	46,362	2,489

The following table summarizes the effect of derivative instruments in the consolidated statements of operations. All gains and losses recognized in income related to the Company’s derivative activity are included in “derivative market value and foreign currency adjustments and derivative settlements, net”, on the consolidated statements of operations.

	Amount of gain (or loss) recognized		Amount of gain (or loss) recognized
Derivatives not designated as hedging	in income on derivatives		in income on derivatives
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Settlements:
Average/discrete basis swaps	$—	646	—	11,707
1/3 basis swaps	893	3,071	974	20,473
T-Bill/LIBOR basis swaps	—	—	—	—
Interest rate swaps - floor income hedges	(4,040)	(436)	(12,183)	(447)
Interest rate swaps - hybrid debt hedges	(242)	—	(242)	—
Cross-currency interest rate swaps	1,025	1,633	3,243	7,074
Other	(222)	—	(178)	—
Total settlements - (expense) income	(2,586)	4,914	(8,386)	38,807

Change in fair value:
Average/discrete basis swaps	—	1,864	—	(16,813)
1/3 basis swaps	1,258	(1,115)	7,012	8,751
T-Bill/LIBOR basis swaps	(221)	—	15	—
Interest rate swaps - floor income hedges	(26,736)	(2,822)	(34,284)	(1,811)
Interest rate swaps - hybrid debt hedges	(6,031)	—	(11,352)	—
Cross-currency interest rate swaps	107,531	44,773	(52,491)	28,871
Other	(2,138)	(518)	(3,439)	914
Total change in fair value - (expense) income	73,663	42,182	(94,539)	19,912

Re-measurement of Euro Notes (foreign currency
transaction adjustment) - (expense) income	(106,468)	(39,356)	58,608	(55,979)

Derivative market value and foreign currency adjustments
and derivative settlements - (expense) income	$(35,391)	7,740	(44,317)	2,740

Derivative Instruments - Credit and Market Risk

By using derivative instruments, the Company is exposed to credit and market risk.

When the fair value of a derivative instrument is negative (a liability on the Company’s balance sheet), the Company would owe the counterparty if the derivative was settled and, therefore, has no immediate credit risk.  Additionally, if the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company posts collateral is dependent upon the Company’s unsecured credit rating.  If the Company’s credit ratings are downgraded from current levels or if interest and foreign currency exchange rates move materially, the Company could be required to deposit a significant amount of collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company’s liquidity and capital resources. As of September 30, 2010, the Company had $44.1 million posted as collateral to derivative counterparties, which is included in “restricted cash and investments” in the Company’s consolidated balance sheet. The Company does not use the collateral to offset fair value amounts recognized in the financial statements for derivative instruments.

When the fair value of a derivative contract is positive (an asset on the Company’s balance sheet), this generally indicates that the counterparty would owe the Company if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by the Company. If the Company was unable to collect from a counterparty, it would have a loss equal to the amount the derivative is recorded on the consolidated balance sheet. As of September 30, 2010, the trustee on the Company’s asset-backed securities transactions held $143.2 million of collateral from the counterparty on the cross-currency interest rate swaps. The Company considers counterparties’ credit risk when determining the fair value of derivative positions on its exposure net of collateral. However, the Company does not use the collateral to offset fair value amounts recognized in the financial statements for derivative instruments.

The Company attempts to manage market and credit risks associated with interest and foreign currency exchange rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s risk committee. As of September 30, 2010, all of the Company’s derivative counterparties had investment grade credit ratings. The Company also has a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

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

In June 2009, the Department of Education named the Company as one of four private sector companies awarded a servicing contract to service federally-owned student loans. In September 2009, the Company began servicing loans under this contract. The contract spans five years with one, five-year renewal at the option of the Department.

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

Enrollment Services

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students (interactive and list marketing products and services) and helping students plan and prepare for life after high school  (publishing services and resource centers). Interactive marketing products and services include vendor lead management services, admissions lead generation, pay per click marketing management, email marketing, and admissions consulting. Publishing services includes test preparation study guides. Resource centers and list marketing products and services include online courses and related services and list marketing services.

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

Corporate Activity and Overhead

Corporate Activity and Overhead includes the following items:

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

“Base net income” is the primary financial performance measure used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. Management believes this information provides additional insight into the financial performance of the core business activities of the Company’s operating segments. Accordingly, the tables presented below reflect “base net income,” which is the operating measure reviewed and utilized by management to manage the business. Reconciliations of the segment totals to the Company’s operating results in accordance with GAAP are also included in the tables below.

Income Taxes

Income taxes are applied based on 38% of income (loss) before taxes for each individual operating segment. The difference between the consolidated income tax expense and the sum of taxes calculated for each operating segment is included in income taxes in Corporate Activities.

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

In addition, during the third quarter of 2010, management changed its internal reporting related to intersegment revenue and expenses. These changes included reclassifying all “intersegment revenue” (with the exception of intersegment servicing revenue earned by the Student Loan and Guaranty Servicing segment from the Asset Generation and Management segment) to “intersegment expenses, net.” Other than intersegment servicing revenue, the intersegment activity is primarily the allocation of operating expenses to the appropriate segment.

The reclassification described above had no effect on any of the segments’ net income or assets and liabilities. Prior period segment operating results were restated to conform to the current period presentation.

Segment Results and Reconciliations to GAAP

	Three months ended September 30, 2010
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and	and		Total	Generation	Activity	Eliminations		Adjustments	GAAP
	Guaranty	Campus	Enrollment	Fee-	and	and	and	Base net	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	income	Results	Operations

Total interest income	$13	12	—	25	159,752	1,919	(1,240)	160,456	—	160,456
Interest expense	—	—	—	—	64,302	5,181	(1,240)	68,243	—	68,243
Net interest income (loss)	13	12	—	25	95,450	(3,262)	—	92,213	—	92,213

Less provision for loan losses	—	—	—	—	5,500	—	—	5,500	—	5,500
Net interest income (loss) after provision for loan losses	13	12	—	25	89,950	(3,262)	—	86,713	—	86,713

Other income (expense):
Loan and guaranty servicing revenue	33,464	—	—	33,464	—	—	—	33,464	—	33,464
Intersegment servicing revenue	20,045	—	—	20,045	—	—	(20,045)	—	—	—
Tuition payment processing and campus commerce revenue	—	14,527	—	14,527	—	—	—	14,527	—	14,527
Enrollment services revenue	—	—	36,439	36,439	—	—	—	36,439	—	36,439
Software services revenue	4,624	—	—	4,624	—	—	—	4,624	—	4,624
Other income	—	—	—	—	4,710	4,722	—	9,432	—	9,432
Gain on sale of loans and debt repurchases, net	—	—	—	—	4,963	4,922	—	9,885	—	9,885
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	(32,805)	(32,805)
Derivative settlements, net	—	—	—	—	(2,131)	(455)	—	(2,586)	—	(2,586)
Total other income (expense)	58,133	14,527	36,439	109,099	7,542	9,189	(20,045)	105,785	(32,805)	72,980

Operating expenses:
Salaries and benefits	22,682	6,652	6,142	35,476	1,054	4,615	(60)	41,085	—	41,085
Cost to provide enrollment services	—	—	23,709	23,709	—	—	—	23,709	—	23,709
Other expenses	18,583	2,383	4,180	25,146	2,937	62,055	—	90,138	5,355	95,493
Intersegment expenses, net	1,166	992	705	2,863	20,295	(3,173)	(19,985)	—	—	—
Total operating expenses	42,431	10,027	34,736	87,194	24,286	63,497	(20,045)	154,932	5,355	160,287

Income (loss) before income taxes and corporate overhead allocation	15,715	4,512	1,703	21,930	73,206	(57,570)	—	37,566	(38,160)	(594)
Corporate overhead allocation	(1,676)	(559)	(559)	(2,794)	(2,793)	5,587	—	—	—	—
Income (loss) before income taxes	14,039	3,953	1,144	19,136	70,413	(51,983)	—	37,566	(38,160)	(594)
Income tax (expense) benefit	(5,335)	(1,502)	(435)	(7,272)	(26,757)	19,754	—	(14,275)	14,501	226
Net income (loss)	$8,704	2,451	709	11,864	43,656	(32,229)	—	23,291	(23,659)	(368)

Additional information:
Net income (loss)	$8,704	2,451	709	11,864	43,656	(32,229)	—	23,291	(23,659)	(368)
Plus: Litigation settlement (a)	—	—	—	—	—	55,000	—	55,000	—	55,000
Plus: Restructure expense (b)	4,751	—	—	4,751	—	—	—	4,751	—	4,751
Less: Net tax effect	(1,805)	—	—	(1,805)	—	(20,900)	—	(22,705)	—	(22,705)

Net income (loss), excluding litigation settlement and restructure expense	$11,650	2,451	709	14,810	43,656	1,871	—	60,337	(23,659)	36,678

(a) During the third quarter of 2010, the Company recorded a $55.0 million litigation settlement charge. See note 14 for additional information related to this settlement.

(b) During the third quarter of 2010, the Company recorded restructuring charges associated with previously implemented restructuring plans. See note 13 for additional information related to these charges.

	Three months ended September 30, 2009
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and	and		Total	Generation	Activity	Eliminations		Adjustments	GAAP
	Guaranty	Campus	Enrollment	Fee-	and	and	and	Base net	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	income	Results	Operations

Total interest income	$23	16	—	39	144,310	1,191	(342)	145,198	—	145,198
Interest expense	—	—	—	—	69,914	6,444	(342)	76,016	—	76,016
Net interest income (loss)	23	16	—	39	74,396	(5,253)	—	69,182	—	69,182

Less provision for loan losses	—	—	—	—	7,500	—	—	7,500	—	7,500
Net interest income (loss) after provision for loan losses	23	16	—	39	66,896	(5,253)	—	61,682	—	61,682

Other income (expense):
Loan and guaranty servicing revenue	26,387	—	—	26,387	—	(381)	—	26,006	—	26,006
Intersegment servicing revenue	21,512	—	—	21,512	—	—	(21,512)	—	—	—
Tuition payment processing and campus commerce revenue	—	12,987	—	12,987	—	—	—	12,987	—	12,987
Enrollment services revenue	—	—	30,670	30,670	—	—	—	30,670	—	30,670
Software services revenue	4,600	—	—	4,600	—	—	—	4,600	—	4,600
Other income	137	—	—	137	4,104	1,605	—	5,846	—	5,846
Gain on sale of loans and debt repurchases, net	—	—	—	—	14,643	(607)	—	14,036	—	14,036
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	2,826	2,826
Derivative settlements, net	—	—	—	—	4,914	—	—	4,914	—	4,914
Total other income (expense)	52,636	12,987	30,670	96,293	23,661	617	(21,512)	99,059	2,826	101,885

Operating expenses:
Salaries and benefits	20,044	6,399	5,337	31,780	1,693	4,099	(1,174)	36,398	—	36,398
Cost to provide enrollment services	—	—	20,323	20,323	—	—	—	20,323	—	20,323
Other expenses	14,731	2,265	3,266	20,262	4,801	5,565	1	30,629	5,312	35,941
Intersegment expenses, net	1,154	608	411	2,173	20,764	(2,598)	(20,339)	—	—	—
Total operating expenses	35,929	9,272	29,337	74,538	27,258	7,066	(21,512)	87,350	5,312	92,662

Income (loss) before income taxes	16,730	3,731	1,333	21,794	63,299	(11,702)	—	73,391	(2,486)	70,905
Income tax (expense) benefit	(6,357)	(1,418)	(507)	(8,282)	(24,054)	6,976	—	(25,360)	859	(24,501)
Net income (loss)	$10,373	2,313	826	13,512	39,245	(4,726)	—	48,031	(1,627)	46,404

Additional information:
Net income (loss)	$10,373	2,313	826	13,512	39,245	(4,726)	—	48,031	(1,627)	46,404
Plus: Restructure expense (a)	3,151	—	—	3,151	—	189	—	3,340	—	3,340
Less: Net tax effect	(1,197)	—	—	(1,197)	—	43	—	(1,154)	—	(1,154)

Net income (loss), excluding restructure expense	$12,327	2,313	826	15,466	39,245	(4,494)	—	50,217	(1,627)	48,590

(a) During the third quarter of 2009, the Company recorded restructuring charges associated with previously implemented restructuring plans. See note 13 for additional information related to these charges.

	Nine months ended September 30, 2010
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and	and		Total	Generation	Activity	Eliminations		Adjustments	GAAP
	Guaranty	Campus	Enrollment	Fee-	and	and	and	Base net	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	income	Results	Operations

Total interest income	$43	24	—	67	450,715	5,439	(3,140)	453,081	—	453,081
Interest expense	—	—	—	—	164,063	17,422	(3,140)	178,345	—	178,345
Net interest income (loss)	43	24	—	67	286,652	(11,983)	—	274,736	—	274,736

Less provision for loan losses	—	—	—	—	16,700	—	—	16,700	—	16,700
Net interest income (loss) after provision for loan losses	43	24	—	67	269,952	(11,983)	—	258,036	—	258,036

Other income (expense):
Loan and guaranty servicing revenue	106,764	—	—	106,764	—	(254)	—	106,510	—	106,510
Intersegment servicing revenue	63,594	—	—	63,594	—	—	(63,594)	—	—	—
Tuition payment processing and campus commerce revenue	—	44,704	—	44,704	—	—	—	44,704	—	44,704
Enrollment services revenue	—	—	105,113	105,113	—	—	—	105,113	—	105,113
Software services revenue	14,467	—	—	14,467	—	—	—	14,467	—	14,467
Other income	519	—	—	519	14,114	10,555	—	25,188	—	25,188
Gain on sale of loans and debt repurchases, net	—	—	—	—	23,899	4,922	—	28,821	—	28,821
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	(35,931)	(35,931)
Derivative settlements, net	—	—	—	—	(7,931)	(455)	—	(8,386)	—	(8,386)
Total other income (expense)	185,344	44,704	105,113	335,161	30,082	14,768	(63,594)	316,417	(35,931)	280,486

Operating expenses:
Salaries and benefits	69,591	19,864	18,660	108,115	3,698	12,540	(1,662)	122,691	—	122,691
Cost to provide enrollment services	—	—	69,845	69,845	—	—	—	69,845	—	69,845
Other expenses	55,216	7,435	13,307	75,958	10,150	75,465	—	161,573	18,103	179,676
Intersegment expenses, net	4,158	2,645	1,779	8,582	63,011	(9,661)	(61,932)	—	—	—
Total operating expenses	128,965	29,944	103,591	262,500	76,859	78,344	(63,594)	354,109	18,103	372,212

Income (loss) before income taxes and corporate overhead allocation	56,422	14,784	1,522	72,728	223,175	(75,559)	—	220,344	(54,034)	166,310
Corporate overhead allocation	(4,349)	(1,450)	(1,450)	(7,249)	(7,247)	14,496	—	—	—	—
Income (loss) before income taxes	52,073	13,334	72	65,479	215,928	(61,063)	—	220,344	(54,034)	166,310
Income tax (expense) benefit	(19,788)	(5,068)	(27)	(24,883)	(82,053)	24,040	—	(82,896)	20,533	(62,363)
Net income (loss)	$32,285	8,266	45	40,596	133,875	(37,023)	—	137,448	(33,501)	103,947

Additional information:
Net income (loss)	$32,285	8,266	45	40,596	133,875	(37,023)	—	137,448	(33,501)	103,947
Plus: Litigation settlement (a)	—	—	—	—	—	55,000	—	55,000	—	55,000
Plus: Restructure expense (b)	6,040	—	—	6,040	—	(20)	—	6,020	—	6,020
Less: Net tax effect	(2,295)	—	—	(2,295)	—	(20,892)	—	(23,187)	—	(23,187)

Net income (loss), excluding litigation settlement and restructure expense	$36,030	8,266	45	44,341	133,875	(2,935)	—	175,281	(33,501)	141,780

(a) During the third quarter of 2010, the Company recorded a $55.0 million litigation settlement charge. See note 14 for additional information related to this charge.

(b) During 2010, the Company recorded restructuring charges associated with previously implemented restructuring plans. See note 13 for additional information related to these charges.

	Nine months ended September 30, 2009
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and	and		Total	Generation	Activity	Eliminations		Adjustments	GAAP
	Guaranty	Campus	Enrollment	Fee-	and	and	and	Base net	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	income	Results	Operations

Total interest income	$102	57	—	159	473,130	3,930	(1,324)	475,895	7,502	483,397
Interest expense	—	—	—	—	306,846	23,078	(1,324)	328,600	—	328,600
Net interest income (loss)	102	57	—	159	166,284	(19,148)	—	147,295	7,502	154,797

Less provision for loan losses	—	—	—	—	23,000	—	—	23,000	—	23,000
Net interest income (loss) after provision for loan losses	102	57	—	159	143,284	(19,148)	—	124,295	7,502	131,797

Other income (expense):
Loan and guaranty servicing revenue	82,424	—	—	82,424	—	(1,144)	—	81,280	—	81,280
Intersegment servicing revenue	62,246	—	—	62,246	—	—	(62,246)	—	—	—
Tuition payment processing and campus commerce revenue	—	40,373	—	40,373	—	—	—	40,373	—	40,373
Enrollment services revenue	—	—	88,188	88,188	—	—	—	88,188	—	88,188
Software services revenue	16,424	—	—	16,424	—	—	—	16,424	—	16,424
Other income	498	—	—	498	12,974	6,826	—	20,298	—	20,298
Gain (loss) on sale of loans and debt repurchases, net	—	—	—	—	14,263	13,308	—	27,571	—	27,571
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	(36,067)	(36,067)
Derivative settlements, net	—	—	—	—	38,807	—	—	38,807	—	38,807
Total other income (expense)	161,592	40,373	88,188	290,153	66,044	18,990	(62,246)	312,941	(36,067)	276,874

Operating expenses:
Salaries and benefits	63,645	19,346	17,295	100,286	5,203	11,958	(4,284)	113,163	159	113,322
Cost to provide enrollment services	—	—	56,208	56,208	—	—	—	56,208	—	56,208
Other expenses	45,965	7,012	9,602	62,579	15,635	17,592	2	95,808	17,251	113,059
Intersegment expenses, net	2,777	1,790	1,188	5,755	59,372	(7,163)	(57,964)	—	—	—
Total operating expenses	112,387	28,148	84,293	224,828	80,210	22,387	(62,246)	265,179	17,410	282,589

Income (loss) before income taxes	49,307	12,282	3,895	65,484	129,118	(22,545)	—	172,057	(45,975)	126,082
Income tax (expense) benefit	(18,738)	(4,667)	(1,480)	(24,885)	(49,066)	11,150	—	(62,801)	16,781	(46,020)
Net income (loss)	$30,569	7,615	2,415	40,599	80,052	(11,395)	—	109,256	(29,194)	80,062

Additional information:
Net income (loss)	$30,569	7,615	2,415	40,599	80,052	(11,395)	—	109,256	(29,194)	80,062
Plus: Restructure expense (a)	6,408	—	—	6,408	—	220	—	6,628	—	6,628
Less: Net tax effect	(2,339)	—	—	(2,339)	—	(80)	—	(2,419)	—	(2,419)

Net income (loss), excluding restructure expense	$34,638	7,615	2,415	44,668	80,052	(11,255)	—	113,465	(29,194)	84,271

(a) During 2009, the Company recorded restructuring charges associated with restructuring plans. See note 13 for additional information related to these charges.

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

	Student	Tuition
	Loan	Payment		Asset	Corporate
	and	Processing		Generation	Activity
	Guaranty	and Campus	Enrollment	and	and
	Servicing	Commerce	Services	Management	Overhead	Total

	Three months ended September 30, 2010
Derivative market value and foreign currency adjustments (a)	$—	—	—	24,966	7,839	32,805
Amortization of intangible assets (b)	2,112	1,120	2,123	—	—	5,355
Compensation related to business combinations (c)	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives (d)	—	—	—	—	—	—
Net tax effect (e)	(803)	(426)	(807)	(9,487)	(2,978)	(14,501)

Total adjustments to GAAP	$1,309	694	1,316	15,479	4,861	23,659

	Three months ended September 30, 2009
Derivative market value and foreign currency adjustments (a)	$—	—	—	(2,826)	—	(2,826)
Amortization of intangible assets (b)	1,219	1,842	2,251	—	—	5,312
Compensation related to business combinations (c)	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives (d)	—	—	—	—	—	—
Net tax effect (e)	(464)	(700)	(855)	1,074	86	(859)

Total adjustments to GAAP	$755	1,142	1,396	(1,752)	86	1,627

	Nine months ended September 30, 2010
Derivative market value and foreign currency adjustments (a)	$—	—	—	20,955	14,976	35,931
Amortization of intangible assets (b)	6,462	4,636	7,005	—	—	18,103
Compensation related to business combinations (c)	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives (d)	—	—	—	—	—	—
Net tax effect (e)	(2,456)	(1,763)	(2,665)	(7,963)	(5,686)	(20,533)

Total adjustments to GAAP	$4,006	2,873	4,340	12,992	9,290	33,501

	Nine months ended September 30, 2009
Derivative market value and foreign currency adjustments (a)	$—	—	—	37,499	(1,432)	36,067
Amortization of intangible assets (b)	3,659	5,598	7,994	—	—	17,251
Compensation related to business combinations (c)	—	—	—	—	159	159
Variable-rate floor income, net of settlements on derivatives (d)	—	—	—	(7,502)	—	(7,502)
Net tax effect (e)	(1,391)	(2,127)	(3,037)	(11,399)	1,173	(16,781)

Total adjustments to GAAP	$2,268	3,471	4,957	18,598	(100)	29,194

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

Intangible assets consist of the following:

	Weighted
	average
	remaining
	useful life as of	As of	As of
	September 30,	September 30,	December 31,
	2010 (months)	2010	2009
Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $48,162 and $38,785, respectively)	72	$31,613	40,991
Computer software (net of accumulated amortization of $10,490 and $8,915, respectively)	28	6,158	87
Trade names (net of accumulated amortization of $11,265 and $9,101, respectively)	27	5,287	7,452
Covenants not to compete (net of accumulated amortization of $23,491 and $20,372, respectively)	3	110	3,229
Database and content (net of accumulated amortization of $9,296 and $7,701, respectively)	3	184	1,779
Total - amortizable intangible assets	60	$43,352	53,538

The Company recorded amortization expense on its intangible assets of $5.4 million and $5.3 million for the three months ended September 30, 2010 and 2009, respectively, and $18.1 million and $17.3 million for the nine months ended September 30, 2010 and 2009, respectively. The Company will continue to amortize intangible assets over their remaining useful lives.  As of September 30, 2010, the Company estimates it will record amortization expense as follows:

2010 (October 1 - December 31)	$4,640
2011	15,784
2012	15,269
2013	2,024
2014	1,298
2015 and thereafter	4,337
$43,352

During the first quarter of 2010, the Company purchased certain assets of a software company that constituted a business combination.  The initial consideration paid by the Company was $3.0 million in cash.  In addition to the initial purchase price, additional payments are to be made by the Company based on certain operating results as defined in the purchase agreement.  These contingent payments are payable in three annual installments beginning in March 2011 and in total are estimated by the Company to be $4.8 million.  The contingent payments will be remeasured to fair value each reporting date until the contingency is resolved, with all changes in fair value being recognized in earnings. Substantially all of the purchase price was allocated to a computer software intangible asset that will be amortized over three years.

8.	Goodwill

The following table summarizes the Company’s allocation of goodwill by operating segment as of September 30, 2010 and December 31, 2009:

Student Loan and Guaranty Servicing	$8,596
Tuition Payment Processing and Campus Commerce	58,086
Enrollment Services	35,152
Asset Generation and Management	41,883
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

The income approach measures the value of each reporting unit based on the present value of the reporting unit’s future economic benefit determined based on discounted cash flows derived from the Company’s projections for each reporting unit.  These projections reflect the estimated future strategic operating and financial performance of each respective reporting unit, including assumptions related to applicable cost savings and planned dispositions or wind down activities.  In conjunction with the Company’s November 30, 2009 impairment assessment, cash flow projections were made for each reporting unit as if the Administration’s budget proposal and SAFRA Legislation were enacted.  Accordingly, cash flow projections for each reporting unit assumed no new FFELP loan originations beyond June 30, 2010.  As such, management has determined that passage of the Reconciliation Act of 2010 does not decrease the fair value of any reporting unit from the fair value assessment as of November 30, 2009 and management did not perform an impairment assessment during any reporting period during 2010 as a result of the passage of, and subsequent impact related to, the Reconciliation Act of 2010.

However, as a result of the Reconciliation Act of 2010, the Company no longer originates new (first disbursement) FFELP loans and net interest income on the Company’s existing FFELP loan portfolio will decline over time as the Company’s portfolio pays down.  As a result, as this revenue stream winds down, goodwill impairment will be triggered for the Asset Generation and Management reporting unit due to the passage of time and depletion of projected cash flows stemming from its FFELP student loan portfolio. Other than the Asset Generation and Management reporting unit, management believes the elimination of FFELP will not have an adverse impact on the fair value of the Company’s other reporting units.

9.	Investments

Included in investments on the consolidated balance sheet at September 30, 2010 are debt and equity securities that are bought and held principally for the purpose of selling them in the near term. These investments are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

10.	Fair Value of Financial Instruments

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of September 30, 2010
	Level 1	Level 2	Total
Assets:
Investments (a)	$33,082	—	33,082
Fair value of derivative instruments (b)	—	128,827	128,827
Total assets	$33,082	128,827	161,909

Liabilities:
Fair value of derivative instruments (b)	$—	46,362	46,362
Total liabilities	$—	46,362	46,362

	As of December 31, 2009
	Level 1	Level 2	Total
Assets:
Fair value of derivative instruments (b)	$—	193,899	193,899
Total assets	$—	193,899	193,899

Liabilities:
Fair value of derivative instruments (b)	$—	2,489	2,489
Total liabilities	$—	2,489	2,489

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

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheet:

	As of September 30, 2010		As of December 31, 2009
	Fair value	Carrying value	Fair value	Carrying value
Financial assets:
Student loans receivable	$25,394,972	24,436,162	24,387,267	23,926,957
Student loans receivable - held for sale	2,143,191	2,109,440	—	—
Cash and cash equivalents	316,361	316,361	338,181	338,181
Investments - trading securities	33,082	33,082	—	—
Restricted cash	432,443	432,443	318,530	318,530
Restricted cash – due to customers	54,532	54,532	91,741	91,741
Restricted investments	260,259	260,259	306,962	306,962
Accrued interest receivable	418,083	418,083	329,313	329,313
Derivative instruments	128,827	128,827	193,899	193,899

Financial liabilities:
Bonds and notes payable	27,256,200	27,391,188	24,741,306	24,805,289
Accrued interest payable	19,727	19,727	19,831	19,831
Due to customers	54,532	54,532	91,741	91,741
Derivative instruments	46,362	46,362	2,489	2,489

The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring basis are discussed above.  The remaining financial assets and liabilities were estimated using the following methods and assumptions:

Student Loans Receivable and Student Loans Receivable – Held for Sale

The Company’s student loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale. Student loans classified as held-for-sale are those which the Company has the ability and intent to sell under the Department’s Purchase Program. These loans are valued using the committed sales price under the Purchase Program. For all other loans, fair values were determined by modeling loan cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value, and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, and future interest rates and index relationships. A number of significant inputs into the models are internally derived.

Cash and Cash Equivalents, Restricted Cash, Restricted Cash – Due to Customers, Restricted Investments, Accrued Interest Receivable/Payable and Due to Customers

The carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.

Bonds and Notes Payable

The fair value of the bonds and notes payable is based on market prices for securities that possess similar credit risk and interest rate risk.

11.	Shareholders’ Equity

Stock Repurchases

Shares repurchased by the Company during 2010 are shown in the table below.

		Purchase	Average price of
	Total shares	Price	shares repurchased
	repurchased	(in thousands)	(per share)

Three months ended March 31, 2010	12,936	$236	$18.28

Three months ended June 30, 2010	663,443	12,821	19.33

Three months ended September 30, 2010	1,184,261	26,615	22.47

Nine months ended September 30, 2010	1,860,640	$39,672	$21.32

During 2006, the Company’s Board of Directors authorized a stock repurchase program to repurchase shares of the Company’s Class A common stock. As of September 30, 2010, 2,988,310 shares may still be purchased under the plan. The plan has an expiration date of May 24, 2012.

Issuance of Class A Common Stock

In March 2010 and 2009, the Company’s 2009 and 2008 annual performance-based incentives awarded to management were paid in approximately 173,000 and 455,000 fully vested and unrestricted shares of Class A common stock, respectively, issued pursuant to the Company’s Restricted Stock Plan.

Dividends

In the first quarter of 2007, the Company began paying dividends of $0.07 per share on the Company's Class A and Class B Common Stock, which were paid quarterly through the first quarter of 2008.  On May 21, 2008, the Company announced that it was temporarily suspending its quarterly dividend program.  On November 5, 2009, the Company's Board of Directors voted to reinstate the quarterly dividend program effective for the fourth quarter 2009.  Accordingly, during 2010, a dividend of $0.07 per share on the Company's Class A and Class B Common Stock was paid on March 15, 2010, June 15, 2010, and September 15, 2010 to all holders of record as of March 1, 2010, June 1, 2010, and September 1, 2010, respectively.

The Nelnet Board of Directors declared a fourth-quarter cash dividend on its outstanding shares of Class A common stock and Class B common stock of $0.49 per share.  The dividend consists of a quarterly dividend of $0.07 per share, and an additional $0.42 per share representing $0.07 per share for each of the six quarters in 2008 and 2009 during which the Company had suspended dividend payments to preserve capital during a volatile period in the market. The dividend will be paid on December 15, 2010 to shareholders of record as of December 1, 2010.

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

A reconciliation of weighted average shares outstanding follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to Nelnet, Inc.	$(368)	46,404	103,947	80,062
Less earnings (loss) allocated to unvested restricted stockholders	(4)	291	671	514
Net income (loss) available to common stockholders	$(364)	46,113	103,276	79,548
Weighted average common shares outstanding - basic	48,938,333	49,611,423	49,460,625	49,432,165
Dilutive effect of the assumed vesting of restricted stock awards	—	197,433	202,880	201,125
Weighted average common shares outstanding - diluted	48,938,333	49,808,856	49,663,505	49,633,290
Basic earnings (loss) per common share	$(0.01)	0.93	2.09	1.60
Diluted earnings (loss) per common share	$(0.01)	0.93	2.08	1.60

No diluted effect of the assumed vesting of restricted stock awards is presented for the three months ended September 30, 2010 as the Company reported a net loss and including these shares would have been antidilutive for the period. The dilutive effect of these shares if the Company had net income for the period was not significant.

13.    Restructuring Charge

On May 8, 2009, as a result of continued challenges in the economy and the student loan industry, the Company adopted a plan to further streamline its operations by continuing to reduce its geographic footprint and consolidate servicing operations and related support services.

Management developed a restructuring plan that resulted in lower costs and provided enhanced synergies through cross training, career development, and simplified communications.  The Company simplified its operating structure to leverage its larger facilities and technology by closing certain offices and downsizing its presence in certain geographic locations.  Approximately 300 associates were impacted by this restructuring plan.  However, the majority of these functions were relocated to the Company’s Lincoln headquarters and Denver offices.  Implementation of the plan began immediately and was completed during the third quarter of 2010.

The total charge to earnings associated with this restructuring plan was $11.7 million, consisting of $5.3 million in severance costs and $6.4 million in contract terminations. The majority of this restructuring charge and related activity impacted the Company’s Student Loan and Guaranty Servicing operating segment.

The Company also initiated restructuring plans in 2007 and 2008, which impacted the results of operations in 2009 and 2010. Selected information relating to all restructuring plans follow:

	2009 Restructuring Plan
	Employee
	termination	Lease	2007 and 2008
	benefits	terminations	Restructuring Plans (a)	Total

Restructuring accrual as of December 31, 2008	$—	—	3,480	3,480

Restructuring costs recognized during the three month period ended:
June 30, 2009	1,482	1,291	515	3,288
September 30, 2009	1,412	1,786	142	3,340
December 31, 2009	1,353	(46)	47	1,354
Total 2009 costs	4,247	3,031	704	7,982

Cash payments - 2009	(898)	(605)	(900)	(2,403)

Restructuring accrual as of December 31, 2009	3,349	2,426	3,284	9,059

Restructuring costs recognized during the
three month period ended March 31, 2010	997	200	—	1,197

Cash payments	(264)	(406)	(354)	(1,024)

Restructuring accrual as of March 31, 2010	4,082	2,220	2,930	9,232

Restructuring costs recognized during the
three month period ended June 30, 2010	72	—	—	72

Cash payments	(1,376)	(1,555)	(298)	(3,229)

Restructuring accrual as of June 30, 2010	2,778	665	2,632	6,075

Restructuring costs recognized during the
three month period ended September 30, 2010	—	3,160	1,591	4,751

Cash payments	(1,557)	(92)	(282)	(1,931)

Restructuring accrual as of September 30, 2010	$1,221	3,733	3,941	8,895

(a)	The 2009 and 2010 activity related to the 2007 and 2008 restructuring plans relate primarily to lease terminations.

14.	Legal Proceedings and Regulatory Reviews

General

The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters principally consist of claims by student loan borrowers disputing the manner in which their student loans have been processed and disputes with other business entities. In addition, from time to time the Company receives information and document requests from state or federal regulators concerning its business practices. The Company cooperates with these inquiries and responds to the requests. While the Company cannot predict the ultimate outcome of any inquiry or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department of Education there under, and the Department’s guidance regarding those rules and regulations. Other than as specifically discussed below, on the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company’s management that the disposition or ultimate determination of these claims, lawsuits, and proceedings will not have a material adverse effect on the Company’s business, financial position, or results of operations.

Regulatory Reviews

The Department of Education periodically reviews participants in the FFELP for compliance with program provisions.  On June 28, 2007, the Department notified the Company that it would be conducting a review of the Company’s practices in connection with the prohibited inducement provisions of the Higher Education Act and the associated regulations that allow borrowers to have a choice of lenders.  The Company understands that the Department selected several schools and lenders for review.  The Company responded to the Department’s requests for information and documentation and cooperated with their review.  On May 1, 2009, the Company received the Department’s preliminary program review report, which covered the Department’s review of the period from October 1, 2002 to September 30, 2007.  The preliminary program review report contained certain initial findings of noncompliance with the Higher Education Act’s prohibited inducement provisions and required that the Company provide an explanation for the basis of the arrangements noted in the preliminary program review report.  The Company responded and provided an explanation of the arrangements noted in the Department’s initial findings, and on September 3, 2010, the Department issued a Final Program Review Determination letter, advising the Company it would not take further action with respect to six of the seven initial findings, deeming the Company’s responses to those findings sufficient to resolve the initial questions.  With respect to the remaining initial finding, the Department alleged a violation of the prohibited inducements provisions regarding the Company’s relationship with one higher education institution in 2006-07, and indicated that it intended to assess a fine of $27,500, the statutory penalty for such violations.  The Company is confident its practices complied with applicable law and the Department’s guidance on applicable law, but in order to resolve the remaining issue, on October 28, 2010, the Company entered into a Settlement Agreement and Release with the Department, pursuant to which the Company denied any liability or violation of law, agreed not to appeal the Department’s decision, and agreed to pay the Department $27,500 in settlement of the matter.

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

An original complaint in the action was filed under seal in the U.S. District Court for the Eastern District of Virginia on September 21, 2007, and was unsealed on August 26, 2009 upon the government’s filing of a Notice of Election to Decline Intervention in the matter.  The First Amended Complaint (the “Oberg Complaint”) was filed on August 24, 2009, and alleged the defendant student loan lenders submitted false claims for payment to the Department of Education in order to obtain special allowance payments on certain student loans at a rate of 9.5%, which the Oberg Complaint alleged were in excess of amounts permitted by law.

The Oberg Complaint alleged that approximately $407 million in unlawful 9.5% special allowance payment claims were submitted by the Company,  and sought a judgment against the defendants in the amount of three times the amount of damages sustained by the government in connection with the alleged overbilling by the defendants for special allowance payments, as well as civil penalties.

The 9.5% special allowance payments received by the Company were disclosed by the Company on multiple occasions beginning in 2003.  In January 2007, the Company entered into a settlement agreement with the Department of Education to resolve an audit report by the Office of Inspector General of the Department of Education with respect to the Company’s student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate.  The settlement agreement with the Department contains an acknowledgment by the Department of Education that the dispute with the Company in connection with billings for 9.5% interest was in good faith.

On August 13, 2010, the Company reached an agreement in principle to resolve the Oberg Complaint, subject to the final approval of the Department of Justice (“Justice”) and the finalization of a formal binding settlement agreement.  The approval by Justice, finalization of the settlement agreement, and dismissal of the Oberg Complaint by the Court, were completed on October 25, 2010.  The Company recorded a $55.0 million pre-tax charge ($34.1 million after tax) during the third quarter of 2010 related to the settlement. The Company expects that the IRS will review the settlement agreement as part of its normal procedures for settlements with government agencies, to determine if the payments are deductible as ordinary and necessary business expenses. While the Company believes that the payments are fully deductible under applicable tax law, the IRS may not agree with that position.

The Company believed it had strong defenses to the Oberg Complaint, but entered into the settlement agreement in order to eliminate the uncertainty, distraction, and expense of a trial.

15.	Legislation

Legislation – Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), an independent agency within the Federal Reserve to regulate consumer financial products, including education loans, and services offered primarily for personal, family or household purposes, and will require the BCFP and other federal agencies, including the SEC and the Commodity Futures Trading Commission (the “CFTC”), to undertake various assessments and rulemakings.  The majority of the provisions in the Dodd-Frank Act are aimed at financial institutions.  However, there are components of the legislation that will have an impact on the Company, including new requirements for derivatives and securitizations as discussed below, corporate governance and executive compensation provisions for public companies, and provisions which may impact the Company as it works with financial institutions and credit rating agencies.

The Dodd-Frank Act provides the CFTC and the SEC with substantial new authority to regulate over-the-counter derivatives transactions, and includes provisions that require derivatives transactions to be executed through an exchange or centrally cleared, unless an exemption applies based on regulations to be developed by the CFTC and the SEC.  The CFTC and the SEC have initiated rulemaking processes with respect to derivatives.  Although the Company cannot predict the ultimate outcome of these rulemakings, new regulations in this area may result in increased costs and cash collateral margin requirements for the types of derivatives the Company uses to hedge or otherwise manage its financial risks related to volatility in interest rates and foreign currency exchange rates.

There are also provisions in the Dodd-Frank Act that will affect future student loan portfolio securitization financing transactions by the Company through the issuance of asset-backed securities.  The SEC and federal banking agencies are directed to adopt regulations requiring issuers of asset-backed securities or persons who organize and initiate asset-backed securities transactions to retain a portion of the underlying assets’ credit risk, new disclosure and reporting requirements for each tranche of asset-backed securities, including new loan-level data requirements, and new disclosure requirements relating to the representations, warranties and enforcement mechanisms available to investors in asset-backed securities.  The SEC has issued proposed new rules governing asset-backed securities.  Although the Company cannot predict the ultimate outcome of this rulemaking, the Dodd-Frank Act provisions and new regulations in this area are expected to affect the terms of future student loan securitization transactions that the Company facilitates and result in greater risk retention and less flexibility for the Company in structuring such transactions.

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

Legislation – Department of Education – Incentive Compensation in Recruiting

Certain provisions in recently promulgated regulations under the Higher Education Act could have an impact on the Company’s Enrollment Services operating segment, as a result of its services provided to for-profit schools.  The United States Higher Education Act provides that to be eligible to participate in Federal student financial aid programs, an educational institution, including for-profit schools, must enter into a program participation agreement with the Secretary of the Department of Education. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments to any individual or entity engaged in recruiting or admission activities. Previous regulations promulgated under the Higher Education Act specified a number of types of compensation, or “safe harbors,” that did not constitute incentive compensation in violation of this agreement. One of those safe harbors permitted an institution to award incentive compensation for Internet-based recruitment and admission activities. The Department of Education’s newly issued regulations repeal all existing safe harbors regarding incentive compensation in recruiting, though exempting click-based payments to third parties for the provision of internet generated student contact information. Additionally, the regulations include misrepresentation standards for advertisements, offers, and communications presented to prospective students, with associated penalties for noncompliance with these standards. The regulations are effective July 1, 2011.  These regulations may subject the Company to greater risk of liability and may increase the Company’s costs of compliance with these regulations or limit the Company’s ability to serve for-profit schools.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and nine months ended September 30, 2010 and 2009. All dollars are in thousands, except per share amounts, unless otherwise noted.)

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

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statement presentation to provide the users of the financial statements additional information related to the operating results of the Company. These reclassifications include:

•	Reclassifying the Company’s gains on debt repurchases to “gain on sale of loans and debt repurchases, net” which were previously included in “other income.”
•	Reclassifying costs incurred by the Company related to restructuring activities to “restructure expense,” which were previously included in “salaries and benefits” and “occupancy and communications.”

The reclassifications had no effect on consolidated net income or consolidated assets or liabilities.

Forward-looking and cautionary statements

This report contains forward-looking statements and information that are based on management’s current expectations as of the date of this document.  Statements that are not historical facts, including statements about the Company’s plans and expectations for future financial condition, results of operations or economic performance or that address management’s plans and objectives for future operations, and statements that assume or are dependent upon future events, are forward-looking statements.  The words “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “assume,” “forecast,” “will” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements.

The forward-looking statements are based on assumptions and analyses made by management in light of management’s experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances.  These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements.  These risks and uncertainties are described in the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent Quarterly Reports on Form 10-Q and the discussion of risks and uncertainties set forth elsewhere in this Quarterly Report on Form 10-Q, and include such risks and uncertainties as:

•
risks related to the Company’s student loan portfolio, such as interest rate basis and repricing risk resulting from the fact that the interest rate characteristics of the Company’s student loan assets do not match the interest rate characteristics of the funding for those assets, the risk of loss of floor income on certain student loans originated under the prior FFEL Program, risks related to the use of derivatives to manage exposure to interest rate fluctuations, and potential losses from loan defaults, changes in prepayment rates, guaranty rates, loan floor rates, and credit spreads;

•
risks related to the Company’s liquidity and funding requirements, including the Company’s ability to maintain credit facilities or obtain new facilities, the ability of lenders under the Company’s credit facilities to fulfill their lending commitments under these facilities, the Company’s ability to satisfy debt obligations secured by student loan assets and related collateral, and changes in the general interest rate environment and in the securitization markets for education loans which may increase the costs or limit the availability of financings necessary to purchase, refinance, or continue to carry education loans;

•
risks from changes in the student loan and educational credit marketplace resulting from the implementation of, or changes in, applicable laws and regulations, including the discontinuance of private sector student loan originations under the FFEL Program effective July 1, 2010, and the Company’s ability to maintain its loan servicing contract with the Department of Education to service federally-owned student loans;

•	risks from changes in the demand or preferences for educational financing and related services by educational institutions, students, and their families;

•	uncertainties inherent in forecasting future cash flows from student loan assets and related asset-backed securitizations;

•	uncertainties related to the estimation of expenses that may be incurred and cost savings that may result from restructuring plans;

•	risks associated with litigation, complex government regulations, and changes in general economic and credit market conditions; and

•	uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company’s consolidated financial statements.

All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document.  Although the Company may from time to time voluntarily update or revise its prior forward-looking statements to reflect actual results or changes in the Company’s expectations, the Company disclaims any commitment to do so except as required by securities laws.

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

Recent Developments

Litigation Settlement

On August 13, 2010, the Company reached an agreement in principal to pay $55.0 million to settle all claims associated with the previously disclosed “qui tam” action brought by Jon H. Oberg on behalf of the United States of America. The settlement agreement was finalized on October 25, 2010. As a result of the settlement, the Company recorded a $55.0 million pre-tax charge ($34.1 million after tax) during the third quarter of 2010. The Company expects that the Internal Revenue Service (the “IRS”) will review the settlement agreement as part of its normal procedures for settlements with government agencies, to determine if the payments are deductible as ordinary and necessary business expenses. While the Company believes that the payments are fully deductible under applicable tax law, the IRS may not agree with that position.

The Company believed it had strong defenses to the Oberg Complaint, but entered into the settlement agreement in order to eliminate the uncertainty, distraction, and expense of a trial.

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

As a result of the Reconciliation Act of 2010, the Company no longer originates new (first disbursement) FFELP loans after June 30, 2010.  As such, subsequent to 2010, the Company will no longer recognize a gain from originating and subsequently selling FFELP loans to the Department of Education under the Department’s Purchase Program. During the third and fourth quarters of 2009, the Company recognized a pre-tax gain of $9.7 million and $26.9 million, respectively, from selling $427.7 million and $1.6 billion, respectively, of 2008-2009 academic year loans to the Department under the Purchase Program. As of September 30, 2010, the Company had $2.1 billion of 2009-2010 academic year loans classified as held for sale funded in the Department’s Participation Program that were sold to the Department under the Purchase Program during October 2010. Upon selling the $2.1 billion in loans held for sale, the Company recognized a pre-tax gain during the fourth quarter 2010 of $33.8 million. The Company earned approximately $1 million in 2009 and approximately $6 million during the nine months ended September 30, 2010 in net interest income on the 2009-2010 academic year loans prior to selling them to the Department.

In addition, as a result of the Reconciliation Act of 2010, net interest income on the Company’s existing FFELP loan portfolio, as well as fee-based revenue from guarantee and third-party FFELP servicing and education loan software licensing and consulting fees, will decline over time as the Company and its customers’ FFELP loan portfolios are paid down.  During the nine month period ended September 30, 2010 and year ended December 31, 2009, the Company recognized approximately $280 million and approximately $247 million, respectively, of net interest income on its FFELP loan portfolio; approximately $80 million and approximately $100 million, respectively, in guarantee and third-party FFELP servicing revenue; and approximately $6 million and approximately $12 million, respectively, in education loan software licensing and consulting fees related to the FFEL Program.

Due to the legislative changes in the student loan industry, the Company believes there will be opportunities to purchase FFELP loan portfolios and/or expand its current level of guarantee and third-party FFELP servicing volume on behalf of current FFELP participants looking to modify their involvement in FFELP and/or exit that business.  For example, during the first nine months of 2010, the Company purchased $2.5 billion of FFELP student loans from various third-parties.

Direct Loan Servicing Contract

In June 2009, the Company was one of four private sector companies awarded a student loan servicing contract by the Department of Education to provide additional servicing capacity for loans owned by the Department. These loans include Direct Loan Program loans and FFEL Program loans purchased by the Department under the authority granted in the ECASLA legislation. In September 2009, the Department began assigning FFEL purchased loans to the four servicers. Beginning with the second year of servicing in July 2010, the Department began allocating new loan volume among the four servicers based on five performance metrics.

•
Three metrics measure the satisfaction among separate customer groups, including borrowers, financial aid personnel at postsecondary schools participating in the federal student loan programs, and Federal Student Aid and other federal agency personnel or contractors who work with the servicers.

•	Two performance metrics measure the success of default prevention efforts as reflected by the percentage of borrowers and percentage of dollars in each servicer’s portfolio that go into default.

Based on the first year of survey results, the Company will be allocated 16% of the new loan volume originated by the Department for the period from August 15, 2010 through August 14, 2011 (the second year of the servicing contract). The Department is projecting an estimated 6 million new borrowers in total during the second year of this contract to be allocated to the four servicers. As of September 30, 2010, the Company was servicing $21.8 billion of loans for 2.5 million borrowers under this contract. For the nine months ended September 30, 2010, the Company earned $18.4 million in revenue under this contract.

Grow and Diversify Revenue from Fee-Based Businesses

The Company has expanded products and services generated from businesses that are not dependent upon the FFEL Program, thereby reducing legislative and political risk related to the education lending industry. Revenues from these businesses are primarily generated from products and services offered in the Company’s Tuition Payment Processing and Campus Commerce and Enrollment Services operating segments. In addition, in September 2009, the Company began servicing federally-owned student loans for the Department of Education. The amount of federally-owned student loans originated through the Direct Loan Program is expected to increase substantially, which will lead to an increase in servicing volume and related revenue for the Company. As shown below, revenue earned from the Company’s fee-based operating segments has grown $14.3 million (19.1%) and $43.6 million (19.1%) for the three and nine months ended September 30, 2010 compared with the same periods in 2009.

	Three months ended September 30,
	2010	2009	$ Change	% Change
Student Loan and Guaranty Servicing (a)	$38,101	31,147	6,954	22.3%
Tuition Payment Processing and Campus Commerce	14,539	13,003	1,536	11.8
Enrollment Services	36,439	30,670	5,769	18.8

Total revenue from fee-based businesses	$89,079	74,820	14,259	19.1%

	Nine months ended September 30,
	2010	2009	$ Change	% Change
Student Loan and Guaranty Servicing (a)	$121,793	99,448	22,345	22.5%
Tuition Payment Processing and Campus Commerce	44,728	40,430	4,298	10.6
Enrollment Services	105,113	88,188	16,925	19.2

Total revenue from fee-based businesses	$271,634	228,066	43,568	19.1%

(a)
The Student Loan and Guaranty Servicing operating segment included $5.3 million and $0.6 million of revenue earned from rehabilitation collections on defaulted loans in the third quarters of 2010 and 2009, respectively, and $27.6 million and $6.9 million for the nine months ended September 30, 2010 and 2009, respectively.

Manage Operating Costs

As shown below, excluding the litigation settlement, the cost to provide enrollment services, restructure expense, and collection costs related to loan rehabilitation revenue, operating expenses increased $5.5 million (8.1%) and $8.8 million (4.1%) for the three and nine months ended September 30, 2010 compared with the same periods in 2009. These increases are due primarily to an increase in the number of employees in the Student Loan and Guaranty Servicing operating segment due to the significant increase in servicing loan volume as a result of the government servicing contract.

	Three months ended September 30,
	2010	2009	$ Change	% Change

Salaries and benefits	$41,085	36,398	4,687	12.9%
Other expenses (a)	32,750	31,933	817	2.6
Operating expenses, excluding the litigation settlement, the cost to provide enrollment services, restructure expense, and collection costs related to loan rehabilitation revenue	73,835	68,331	$5,504	8.1%
Litigation settlement	55,000	—
Cost to provide enrollment services	23,709	20,323
Restructure expense	4,751	3,340
Collection costs related to loan rehabilitation revenue (b)	2,992	668
Total operating expenses	$160,287	92,662

	Nine months ended September 30,
	2010	2009	$ Change	% Change

Salaries and benefits	$122,691	113,322	9,369	8.3%
Other expenses (a)	102,298	102,886	(588)	(0.6)
Operating expenses, excluding the litigation settlement, the cost to provide enrollment services, restructure expense, and collection costs related to loan rehabilitation revenue	224,989	216,208	$8,781	4.1%
Litigation settlement	55,000	—
Cost to provide enrollment services	69,845	56,208
Restructure expense	6,020	6,628
Collection costs related to loan rehabilitation revenue (b)	16,358	3,545
Total operating expenses	$372,212	282,589

(a)	Excludes the litigation settlement, the cost to provide enrollment services, restructure expense, and collection costs related to loan rehabilitation revenue.

(b)
The Company incurred collection costs directly related to revenue earned from rehabilitation loans. These costs are included in “professional and other services” in the consolidated statements of operations and are shown separately in the above table for comparability purposes for the periods shown.

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

(a)
The interest earned on the majority of the Company’s FFELP student loan assets is indexed to the three-month commercial paper index. The Company funds the majority of its assets with three-month LIBOR indexed floating rate securities. The relationship between these two indexes has a significant impact on student loan spread. This table (the right axis) shows the difference between the average three-month LIBOR and commercial paper indexes by quarter.

As reflected in the previous table, the Company’s core and variable student loan spread increased in 2010 compared with the same periods in 2009.  The Company’s variable student loan spread increased throughout 2009 and the first half of 2010 as a result of the tightening of the commercial paper rate, which is the primary rate the Company earns on its student loan portfolio, and the LIBOR rate, which is the primary rate the Company pays to fund its student loan assets. Variable student loan spread decreased during the third quarter of 2010 due to the CP/LIBOR spread widening compared to the previous quarter.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core spread follows.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Fixed rate floor income, gross	$38,263	39,284	112,731	106,623

Derivative settlements (a)	(4,040)	(436)	(12,183)	(436)

Fixed rate floor income, net	$34,223	38,848	100,548	106,187

Fixed rate floor income contribution to spread, net	0.51%	0.61%	0.53%	0.56%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2009 and 2010 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Item 3, “Quantitative and Qualitative Disclosures about Market Risk” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

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

As of September 30, 2010, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.72 billion as detailed below.

The forecasted cash flow presented below includes all loans currently funded in asset-backed securitizations.  As of September 30, 2010, the Company had $21.3 billion of loans included in asset-backed securitizations, which represented 88 percent of its total FFELP student loan portfolio classified as held for investment.  The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department of Education’s Conduit and Loan Participation and Purchase Programs and other warehouse facilities or loans originated and/or acquired subsequent to September 30, 2010.

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

The increase in the Company’s expected portfolio cash flows from December 31, 2009 (which was $1.43 billion) is due to the completion of additional asset-backed securitizations during 2010 and favorable changes in forward interest rates, offset by cash received during the first three quarters of 2010.

(a)	The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the percentage of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity and default rates.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in recent asset-backed securities transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $350 million to $400 million.

Interest rates:  The Company funds the majority of its student loans with three-month LIBOR (“LIBOR”) indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets are indexed primarily to a commercial paper rate (“CP”).  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes LIBOR will exceed CP by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indexes.  If the forecast is computed assuming a spread of 24 basis points between CP and LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $100 million to $130 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of September 30, 2010, the fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a negative $32 million (a liability on the Company’s balance sheet). See Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

FFELP 2009-2010 Academic Year Originations

During the third quarter, the Company continued to use the Department’s Participation Program to fund loans originated for the 2009-2010 academic year.  As of September 30, 2010, the Company had $2.1 billion of FFELP loans funded using the Participation Program, which are classified as held for sale on the Company’s consolidated balance sheet. These loans were sold to the Department under its Purchase Program during October 2010.  Upon selling the $2.1 billion in loans held for sale, the Company received $125.9 million in cash proceeds and recognized a pre-tax gain of $33.8 million. Cash proceeds significantly exceeded the gain primarily due to the receipt of interest income that had accrued on the student loans funded in the Participation Program.  Prior to paying the Participation off in full, all cash generated on loans funded by the Participation was required to pay interest and principal on the participation.

Use Liquidity to Capitalize on Market Opportunities

The Company has used and will continue to use its improved liquidity position to capitalize on market opportunities, including debt repurchases, student loan purchases, and stock repurchases, as discussed further below.

Debt Repurchases

During 2010, the Company used operating cash to repurchase outstanding debt as summarized below. Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par are becoming more limited.

	Asset-backed securities			Junior Subordinated Hybrid Securities
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain

Three months ended March 31, 2010	$274,250	264,073	10,177	—	—	—

Three months ended June 30, 2010	117,775	109,016	8,759	—	—	—

Three months ended September 30, 2010	85,675	80,712	4,963	34,995	30,073	4,922

Nine months ended September 30, 2010	$477,700	453,801	23,899	34,995	30,073	4,922

Subsequent to September 30, 2010, the Company repurchased an additional $107.8 million (notional amount) of asset-backed securities resulting in a gain of approximately $4 million.
Student Loan Purchases

During the first nine months of 2010, the Company purchased $2.5 billion (par value) of student loans.  The Company believes there will be additional opportunities to purchase FFELP loan portfolios and/or expand its current level of guarantee and third-party FFELP servicing volume from current FFELP participants looking to modify their involvement and/or exit the market.

Stock Repurchases

During 2010, the Company repurchased and retired shares of its Class A common stock as shown in the table below.

		Purchase	Average price of
	Total shares	Price	shares repurchased
	repurchased	(in thousands)	(per share)

Three months ended March 31, 2010	12,936	$236	$18.28

Three months ended June 30, 2010	663,443	12,821	19.33

Three months ended September 30, 2010	1,184,261	26,615	22.47

Nine months ended September 30, 2010	1,860,640	$39,672	$21.32

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

Net Interest Income

The Company generates a significant portion of its earnings from the spread, referred to as its student loan spread, between the yield the Company receives on its student loan portfolio and the cost of funding these loans. This spread income is reported on the Company’s consolidated statements of operations as net interest income. The amortization of loan premiums and discounts, including capitalized costs of origination, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company’s consolidated statements of operations. The amortization of debt issuance costs is included in interest expense on the Company’s consolidated statements of operations.

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

For a portion of its interactive marketing revenue, the Company has agreements with providers of online media or traffic (“Publishers”) used in the generation of leads or clicks. The Company receives a fee from its customers and pays a fee to Publishers either on a cost per lead, cost per click, or cost per number of impressions basis. The Company is the primary obligor in the transaction. As a result, the fees paid by the Company’s customers are recognized as revenue and the fees paid to its Publishers are included in “cost to provide enrollment services” in the Company’s consolidated statements of operations.

•	Publishing services - Revenue from the sale of print products is generally earned and recognized, net of estimated returns, upon shipment or delivery.

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

Operating Expenses

Operating expenses includes indirect costs incurred to generate and acquire student loans; costs incurred to manage and administer the Company’s student loan portfolio and its financing transactions; costs incurred to service the Company’s student loan portfolio and the portfolios of third parties; collection costs related to rehabilitation revenue; the cost to provide enrollment services; costs incurred to provide tuition payment processing, campus commerce, resource center and list marketing services, and software and technical services to third parties; the depreciation and amortization of capital assets and intangible assets; investments in products, services, and technology to meet customer needs and support continued revenue growth; and other general and administrative expenses.  The cost to provide enrollment services, as discussed previously, consists of costs incurred to provide interactive marketing and publishing and editing services in the Company’s Enrollment Services operating segment.  Operating expenses also includes employee termination benefits and lease termination costs related to the Company’s restructuring initiatives. For the third quarter of 2010, operating expenses also includes a litigation settlement charge.

Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009

Net Interest Income (net of settlements on derivatives)

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Interest income:
Loan interest	$159,287	143,255	16,032	11.2%	$449,607	474,587	(24,980)	(5.3	) %
Investment interest	1,169	1,943	(774)	(39.8)	3,474	8,810	(5,336)	(60.6)
Total interest income	160,456	145,198	15,258	10.5	453,081	483,397	(30,316)	(6.3)
Interest expense:
Interest on bonds and notes payable	68,243	76,016	(7,773)	(10.2)	178,345	328,600	(150,255)	(45.7)
Net interest income	92,213	69,182	23,031	33.3	274,736	154,797	119,939	77.5
Provision for loan losses	5,500	7,500	(2,000)	(26.7)	16,700	23,000	(6,300)	(27.4)
Net interest income after provision for loan losses	86,713	61,682	25,031	40.6	258,036	131,797	126,239	95.8

Derivative settlements, net (a)	(2,586)	4,914	(7,500)	(152.6)	(8,386)	38,807	(47,193)	(121.6)

Net interest income after provision for loan losses (net of settlements on derivatives)	$84,127	66,596	17,531	26.3%	$249,650	170,604	79,046	46.3%

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

Net interest income after provision for loan losses, net of settlements on derivatives, changed for the three and nine months ended September 30, 2010 compared with the same periods in 2009 as follows:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%

Student loan interest margin, net of settlements on derivatives (a)	$59,416	39,749	19,667	49.5%	$179,750	94,183	85,567	90.9%
Fixed rate floor income, net of settlements on derivatives (b)	34,223	38,848	(4,625)	(11.9)	100,548	106,187	(5,639)	(5.3)
Variable-rate floor income, net of settlements on derivatives (c)	—	—	—	—	—	7,502	(7,502)	(100.0)
Investment interest (d)	1,169	1,943	(774)	(39.8)	3,474	8,810	(5,336)	(60.6)
Corporate debt interest expense (e)	(5,181)	(6,444)	1,263	(19.6)	(17,422)	(23,078)	5,656	(24.5)
Provision for loan losses (f)	(5,500)	(7,500)	2,000	(26.7)	(16,700)	(23,000)	6,300	(27.4)

Net interest income after provision for loan losses (net of settlements on derivatives)	$84,127	66,596	17,531	26.3%	$249,650	170,604	79,046	46.3%

(a)
Variable student loan spread increased to 0.90% and 0.94% for the three and nine months ended September 30, 2010 compared with 0.66% and 0.54% for the same periods in 2009 as further discussed in this Item 2 under “Asset Generation and Management Operating Segment – Results of Operations – Student Loan Spread Analysis.”

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

(d)	Investment interest decreased for the three and nine months ended September 30, 2010 compared with the same periods in 2009 due to lower interest rates and a decrease in average cash held.

(e)
Corporate debt interest expense includes interest expense incurred by the Company on its 5.125% Senior Notes due 2010 (the “Senior Notes”), Junior Subordinated Hybrid Securities, and its $750 million unsecured line of credit. Corporate debt interest expense decreased for the three and nine months ended September 30, 2010 compared with the same periods in 2009 due to a reduction in debt outstanding due to the purchase of certain Senior Notes and Junior Subordinated Hybrid Securities and the maturity of the Senior Notes on June 1, 2010. During the first, second, and third quarters of 2009, the Company purchased $34.9 million, $35.5 million, and $137.9 million, respectively, of its Senior Notes. The remaining balance outstanding on the Senior Notes, $66.7 million, was paid on June 1, 2010.  In the third quarter of 2010, the Company purchased $35.0 million of its Junior Subordinated Hybrid securities.

(f)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses inherent in the Company's portfolio of loans.  The provision for loan losses recognized by the Company was larger during the three and nine months ended September 30, 2009 compared with the same periods in 2010, primarily due to the provision related to the Company's non-federally insured student loan portfolio.  During 2009, the Company increased its allowance for non-federally insured loans due to management's projected performance of the portfolio in light of economic conditions.  As of September 30, 2010, the dollar amount of the Company's non-federally insured student loan portfolio, including those loans in repayment and loans delinquent, decreased from the same period a year ago. These decreases, as well as continued aging of the portfolio, resulted in less provision expense recognized by the Company during 2010 as compared to 2009 related to the Company's non-federally insured portfolio.

Other Income

	Three months ended September 30,					Nine months ended September 30,
			Change					Change
	2010	2009	$	%		2010	2009	$	%

Loan and guaranty servicing revenue (a)	$33,464	26,006	7,458	28.7%		$106,510	81,280	25,230	31.0%
Tuition payment processing and campus commerce revenue (b)	14,527	12,987	1,540	11.9		44,704	40,373	4,331	10.7
Enrollment services revenue (c)	36,439	30,670	5,769	18.8		105,113	88,188	16,925	19.2
Software services revenue (d)	4,624	4,600	24	0.5		14,467	16,424	(1,957)	(11.9)
Other income (e)	9,432	5,846	3,586	61.3		25,188	20,298	4,890	24.1
Gain on sale of loans and debt repurchases, net (f)	9,885	14,036	(4,151)	(29.6)		28,821	27,571	1,250	4.5
Derivative market value and foreign currency adjustments (g)	(32,805)	2,826	(35,631)	(1,260.8)		(35,931)	(36,067)	136	(0.4)
Derivative settlements, net (h)	(2,586)	4,914	(7,500)	(152.6)		(8,386)	38,807	(47,193)	(121.6)
Total other income	$72,980	101,885	(28,905)	(28.4	) %	$280,486	276,874	3,612	1.3%

(a)
“Loan and guaranty servicing revenue” increased due to an increase in loan servicing revenue as a result of servicing loans for the Department, as well as an increase in guaranty servicing revenue as a result of recognizing $5.3 million and $27.6 million in revenue related to rehabilitation collections on defaulted loans in the three and nine months ended September 30, 2010 compared with $0.6 million and $6.9 million for the same periods in 2009. This additional revenue was offset by a decrease in external FFELP servicing revenue due to the loss of servicing volume from third party customers as a result of these customers selling their portfolios to the Company or the Department under the Purchase Program. See Item 2 under “Student Loan and Guaranty Servicing Operating Segment – Results of Operations” for additional information.

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

(d)
“Software services revenue” decreased due to a reduction in the number of projects for existing customers and the loss of customers due to the legislative developments in the student loan industry throughout 2009 and 2010.

(e)	The following table summarizes the components of “other income”.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Borrower late fee income	$3,133	2,859	9,370	8,648
Gain on sale of equity method investment	—	—	—	3,500
Other	6,299	2,987	15,818	8,150

Other income	$9,432	5,846	25,188	20,298

(f)	“Gain on sale of loans and debt repurchases, net” includes the following:

	Three months ended September 30, 2010			Nine months ended September 30, 2010
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain

Gains on debt repurchases:
Junior Subordinated Hybrid Securities	$34,995	30,073	4,922	34,995	30,073	4,922
Asset-backed securities	85,675	80,712	4,963	477,700	453,801	23,899
	$120,670	110,785	9,885	512,695	483,874	28,821

	Three months ended September 30, 2009			Nine months ended September 30, 2009
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain
Gains on debt repurchases:
5.125% Senior Notes due 2010	$137,898	138,505	(607)	$208,284	196,376	11,908
Junior Subordinated Hybrid Securities	—	—	—	1,750	350	1,400
Asset-backed securities	44,950	39,095	5,855	46,050	40,173	5,877

	$182,848	177,600	5,248	$256,084	236,899	19,185
Gain on sale of loans, net (1)			8,788			8,386

Gain on sale of loans and debt repurchases, net			$14,036			$27,571

(1) Includes a gain of $9.7 million related to the sale of $427.7 million of student loans to the Department under the Purchase Program during the three months ended September 30, 2009.

(g)
The change in “derivative market value and foreign currency adjustments” is the result of the change in the fair value of the Company’s derivative portfolio and transaction gains/losses resulting from the re-measurement of the Company’s Euro-denominated bonds to U.S. dollars. These changes are summarized below.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Change in fair value of derivatives	$73,663	42,182	(94,539)	19,912
Foreign currency transaction adjustment	(106,468)	(39,356)	58,608	(55,979)

Derivative market value and foreign currency adjustments	$(32,805)	2,826	(35,931)	(36,067)

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

Operating Expenses

As shown below, excluding the litigation settlement, the cost to provide enrollment services, restructuring expense, and collection costs related to loan rehabilitation revenue, operating expenses increased $5.5 million (8.1%) and $8.8 million (4.1%) for the three and nine months ended September 30, 2010 compared with the same periods in 2009. The Company continues to manage operating costs while growing its fee-based businesses.

	Three months ended September 30,
	2010	2009	$ Change	% Change

Salaries and benefits	$41,085	36,398	4,687	12.9%
Other expenses (a)	32,750	31,933	817	2.6
Operating expenses, excluding the litigation settlement, the cost to provide enrollment services, restructure expense, and collection costs related to loan rehabilitation revenue	73,835	68,331	$5,504	8.1%
Litigation settlement	55,000	—
Cost to provide enrollment services	23,709	20,323
Restructure expense	4,751	3,340
Collection costs related to loan rehabilitation revenue (b)	2,992	668
Total operating expenses	$160,287	92,662

	Nine months ended September 30,
	2010	2009	$ Change	% Change

Salaries and benefits	$122,691	113,322	9,369	8.3%
Other expenses (a)	102,298	102,886	(588)	(0.6)
Operating expenses, excluding the litigation settlement, the cost to provide enrollment services, restructure expense, and collection costs related to loan rehabilitation revenue	224,989	216,208	$8,781	4.1%
Litigation settlement	55,000	—
Cost to provide enrollment services	69,845	56,208
Restructure expense	6,020	6,628
Collection costs related to loan rehabilitation revenue (b)	16,358	3,545
Total operating expenses	$372,212	282,589

(a)	Excludes the litigation settlement, the cost to provide enrollment services, restructure expenses related to lease terminations, and collection costs related to loan rehabilitation revenue.

(b)
The Company incurred collection costs directly related to revenue earned from rehabilitation loans. These costs are included in “professional and other services” in the consolidated statements of operations and are shown separately in the above table for comparability purposes for the periods shown.

Income Taxes

The Company’s effective tax rate was 38.0% and 37.5% for the three and nine months ended September 30, 2010 compared to 34.5% and 36.5% for the same periods in 2009, respectively. The effective tax rate in 2009 was lower than 2010 due to a net decrease in the Company’s gross unrecognized tax benefits liability during 2009. Management expects the Company’s effective income tax rate to remain relatively stable for the remainder of 2010.

Segment Operating Results

Additional information on the Company’s results of operations is included with the discussion of the Company’s operating segments in this Item 2 under “Operating Segments.”

Financial Condition as of September 30, 2010 compared to December 31, 2009

	As of	As of
	September 30,	December 31,	Change
	2010	2009	Dollars	Percent
Assets:
Student loans receivable, net	$24,436,162	23,926,957	509,205	2.1%
Student loans receivable - held for sale	2,109,440	—	2,109,440	100.0
Cash, cash equivalents, and investments	1,096,677	1,055,414	41,263	3.9
Goodwill	143,717	143,717	—	—
Intangible assets, net	43,352	53,538	(10,186)	(19.0)
Fair value of derivative instruments	128,827	193,899	(65,072)	(33.6)
Other assets	628,404	502,902	125,502	25.0
Total assets	$28,586,579	25,876,427	2,710,152	10.5%

Liabilities:
Bonds and notes payable	$27,391,188	24,805,289	2,585,899	10.4%
Fair value of derivative instruments	46,362	2,489	43,873	1,762.7
Other liabilities	304,415	284,086	20,329	7.2
Total liabilities	27,741,965	25,091,864	2,650,101	10.6

Shareholders' equity	844,614	784,563	60,051	7.7
Total liabilities and shareholders' equity	$28,586,579	25,876,427	2,710,152	10.5%

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

Income Taxes

For segment reporting, income taxes are applied based on 38% of income (loss) before taxes for each individual operating segment. The difference between the consolidated income tax expense and the sum of taxes calculated for each operating segment is included in income taxes in Corporate Activities.

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

In addition, during the third quarter of 2010, management changed its internal reporting related to intersegment revenue and expenses. These changes included reclassifying all “intersegment revenue” (with the exception of intersegment servicing revenue earned by the Student Loan and Guaranty Servicing segment from the Asset Generation and Management segment) to “intersegment expenses, net.” Other than intersegment servicing revenue, the intersegment activity is primarily the allocation of operating expenses to the appropriate segment.

The reclassification described above had no effect on any of the segments’ net income or assets and liabilities. Prior period segment operating results were restated to conform to the current period presentation.

Segment Results and Reconciliations to GAAP

	Three months ended September 30, 2010
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and	and		Total	Generation	Activity	Eliminations		Adjustments	GAAP
	Guaranty	Campus	Enrollment	Fee-	and	and	and	Base net	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	income	Results	Operations

Total interest income	$13	12	—	25	159,752	1,919	(1,240)	160,456	—	160,456
Interest expense	—	—	—	—	64,302	5,181	(1,240)	68,243	—	68,243
Net interest income (loss)	13	12	—	25	95,450	(3,262)	—	92,213	—	92,213

Less provision for loan losses	—	—	—	—	5,500	—	—	5,500	—	5,500
Net interest income (loss) after provision for loan losses	13	12	—	25	89,950	(3,262)	—	86,713	—	86,713

Other income (expense):
Loan and guaranty servicing revenue	33,464	—	—	33,464	—	—	—	33,464	—	33,464
Intersegment servicing revenue	20,045	—	—	20,045	—	—	(20,045)	—	—	—
Tuition payment processing and campus commerce revenue	—	14,527	—	14,527	—	—	—	14,527	—	14,527
Enrollment services revenue	—	—	36,439	36,439	—	—	—	36,439	—	36,439
Software services revenue	4,624	—	—	4,624	—	—	—	4,624	—	4,624
Other income	—	—	—	—	4,710	4,722	—	9,432	—	9,432
Gain on sale of loans and debt repurchases, net	—	—	—	—	4,963	4,922	—	9,885	—	9,885
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	(32,805)	(32,805)
Derivative settlements, net	—	—	—	—	(2,131)	(455)	—	(2,586)	—	(2,586)
Total other income (expense)	58,133	14,527	36,439	109,099	7,542	9,189	(20,045)	105,785	(32,805)	72,980

Operating expenses:
Salaries and benefits	22,682	6,652	6,142	35,476	1,054	4,615	(60)	41,085	—	41,085
Cost to provide enrollment services	—	—	23,709	23,709	—	—	—	23,709	—	23,709
Other expenses	18,583	2,383	4,180	25,146	2,937	62,055	—	90,138	5,355	95,493
Intersegment expenses, net	1,166	992	705	2,863	20,295	(3,173)	(19,985)	—	—	—
Total operating expenses	42,431	10,027	34,736	87,194	24,286	63,497	(20,045)	154,932	5,355	160,287

Income (loss) before income taxes and corporate overhead allocation	15,715	4,512	1,703	21,930	73,206	(57,570)	—	37,566	(38,160)	(594)
Corporate overhead allocation	(1,676)	(559)	(559)	(2,794)	(2,793)	5,587	—	—	—	—
Income (loss) before income taxes	14,039	3,953	1,144	19,136	70,413	(51,983)	—	37,566	(38,160)	(594)
Income tax (expense) benefit	(5,335)	(1,502)	(435)	(7,272)	(26,757)	19,754	—	(14,275)	14,501	226
Net income (loss)	$8,704	2,451	709	11,864	43,656	(32,229)	—	23,291	(23,659)	(368)

Additional information:
Net income (loss)	$8,704	2,451	709	11,864	43,656	(32,229)	—	23,291	(23,659)	(368)
Plus: Litigation settlement (a)	—	—	—	—	—	55,000	—	55,000	—	55,000
Plus: Restructure expense (b)	4,751	—	—	4,751	—	—	—	4,751	—	4,751
Less: Net tax effect	(1,805)	—	—	(1,805)	—	(20,900)	—	(22,705)	—	(22,705)

Net income (loss), excluding litigation settlement and restructure expense	$11,650	2,451	709	14,810	43,656	1,871	—	60,337	(23,659)	36,678

(a)
During the third quarter of 2010, the Company recorded a $55.0 million litigation settlement charge. See note 14 in the accompanying consolidated financial statements included in this report for additional information related to this settlement.

(b)
During the third quarter of 2010, the Company recorded restructuring charges associated with previously implemented restructuring plans. See note 13 in the accompanying consolidated financial statements included in this report for additional information related to these charges.

	Three months ended September 30, 2009
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and	and		Total	Generation	Activity	Eliminations		Adjustments	GAAP
	Guaranty	Campus	Enrollment	Fee-	and	and	and	Base net	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	income	Results	Operations

Total interest income	$23	16	—	39	144,310	1,191	(342)	145,198	—	145,198
Interest expense	—	—	—	—	69,914	6,444	(342)	76,016	—	76,016
Net interest income (loss)	23	16	—	39	74,396	(5,253)	—	69,182	—	69,182

Less provision for loan losses	—	—	—	—	7,500	—	—	7,500	—	7,500
Net interest income (loss) after provision for loan losses	23	16	—	39	66,896	(5,253)	—	61,682	—	61,682

Other income (expense):
Loan and guaranty servicing revenue	26,387	—	—	26,387	—	(381)	—	26,006	—	26,006
Intersegment servicing revenue	21,512	—	—	21,512	—	—	(21,512)	—	—	—
Tuition payment processing and campus commerce revenue	—	12,987	—	12,987	—	—	—	12,987	—	12,987
Enrollment services revenue	—	—	30,670	30,670	—	—	—	30,670	—	30,670
Software services revenue	4,600	—	—	4,600	—	—	—	4,600	—	4,600
Other income	137	—	—	137	4,104	1,605	—	5,846	—	5,846
Gain on sale of loans and debt repurchases, net	—	—	—	—	14,643	(607)	—	14,036	—	14,036
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	2,826	2,826
Derivative settlements, net	—	—	—	—	4,914	—	—	4,914	—	4,914
Total other income (expense)	52,636	12,987	30,670	96,293	23,661	617	(21,512)	99,059	2,826	101,885

Operating expenses:
Salaries and benefits	20,044	6,399	5,337	31,780	1,693	4,099	(1,174)	36,398	—	36,398
Cost to provide enrollment services	—	—	20,323	20,323	—	—	—	20,323	—	20,323
Other expenses	14,731	2,265	3,266	20,262	4,801	5,565	1	30,629	5,312	35,941
Intersegment expenses, net	1,154	608	411	2,173	20,764	(2,598)	(20,339)	—	—	—
Total operating expenses	35,929	9,272	29,337	74,538	27,258	7,066	(21,512)	87,350	5,312	92,662

Income (loss) before income taxes	16,730	3,731	1,333	21,794	63,299	(11,702)	—	73,391	(2,486)	70,905
Income tax (expense) benefit	(6,357)	(1,418)	(507)	(8,282)	(24,054)	6,976	—	(25,360)	859	(24,501)
Net income (loss)	$10,373	2,313	826	13,512	39,245	(4,726)	—	48,031	(1,627)	46,404

Additional information:
Net income (loss)	$10,373	2,313	826	13,512	39,245	(4,726)	—	48,031	(1,627)	46,404
Plus: Restructure expense (a)	3,151	—	—	3,151	—	189	—	3,340	—	3,340
Less: Net tax effect	(1,197)	—	—	(1,197)	—	43	—	(1,154)	—	(1,154)

Net income (loss), excluding restructure expense	$12,327	2,313	826	15,466	39,245	(4,494)	—	50,217	(1,627)	48,590

(a)   During the third quarter of 2009, the Company recorded restructuring charges associated with previously implemented restructuring plans. See note 13 in the accompanying consolidated financial statements included in this report for additional information related to these charges.

	Nine months ended September 30, 2010
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and	and		Total	Generation	Activity	Eliminations		Adjustments	GAAP
	Guaranty	Campus	Enrollment	Fee-	and	and	and	Base net	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	income	Results	Operations

Total interest income	$43	24	—	67	450,715	5,439	(3,140)	453,081	—	453,081
Interest expense	—	—	—	—	164,063	17,422	(3,140)	178,345	—	178,345
Net interest income (loss)	43	24	—	67	286,652	(11,983)	—	274,736	—	274,736

Less provision for loan losses	—	—	—	—	16,700	—	—	16,700	—	16,700
Net interest income (loss) after provision for loan losses	43	24	—	67	269,952	(11,983)	—	258,036	—	258,036

Other income (expense):
Loan and guaranty servicing revenue	106,764	—	—	106,764	—	(254)	—	106,510	—	106,510
Intersegment servicing revenue	63,594	—	—	63,594	—	—	(63,594)	—	—	—
Tuition payment processing and campus commerce revenue	—	44,704	—	44,704	—	—	—	44,704	—	44,704
Enrollment services revenue	—	—	105,113	105,113	—	—	—	105,113	—	105,113
Software services revenue	14,467	—	—	14,467	—	—	—	14,467	—	14,467
Other income	519	—	—	519	14,114	10,555	—	25,188	—	25,188
Gain on sale of loans and debt repurchases, net	—	—	—	—	23,899	4,922	—	28,821	—	28,821
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	(35,931)	(35,931)
Derivative settlements, net	—	—	—	—	(7,931)	(455)	—	(8,386)	—	(8,386)
Total other income (expense)	185,344	44,704	105,113	335,161	30,082	14,768	(63,594)	316,417	(35,931)	280,486

Operating expenses:
Salaries and benefits	69,591	19,864	18,660	108,115	3,698	12,540	(1,662)	122,691	—	122,691
Cost to provide enrollment services	—	—	69,845	69,845	—	—	—	69,845	—	69,845
Other expenses	55,216	7,435	13,307	75,958	10,150	75,465	—	161,573	18,103	179,676
Intersegment expenses, net	4,158	2,645	1,779	8,582	63,011	(9,661)	(61,932)	—	—	—
Total operating expenses	128,965	29,944	103,591	262,500	76,859	78,344	(63,594)	354,109	18,103	372,212

Income (loss) before income taxes and corporate overhead allocation	56,422	14,784	1,522	72,728	223,175	(75,559)	—	220,344	(54,034)	166,310
Corporate overhead allocation	(4,349)	(1,450)	(1,450)	(7,249)	(7,247)	14,496	—	—	—	—
Income (loss) before income taxes	52,073	13,334	72	65,479	215,928	(61,063)	—	220,344	(54,034)	166,310
Income tax (expense) benefit	(19,788)	(5,068)	(27)	(24,883)	(82,053)	24,040	—	(82,896)	20,533	(62,363)
Net income (loss)	$32,285	8,266	45	40,596	133,875	(37,023)	—	137,448	(33,501)	103,947

Additional information:
Net income (loss)	$32,285	8,266	45	40,596	133,875	(37,023)	—	137,448	(33,501)	103,947
Plus: Litigation settlement (a)	—	—	—	—	—	55,000	—	55,000	—	55,000
Plus: Restructure expense (b)	6,040	—	—	6,040	—	(20)	—	6,020	—	6,020
Less: Net tax effect	(2,295)	—	—	(2,295)	—	(20,892)	—	(23,187)	—	(23,187)

Net income (loss), excluding litigation settlement and restructure expense	$36,030	8,266	45	44,341	133,875	(2,935)	—	175,281	(33,501)	141,780

(a) During the third quarter of 2010, the Company recorded a $55.0 million litigation settlement charge. See note 14 in the accompanying consolidated financial statements included in this report for additional information related to this settlement.

(b) During 2010, the Company recorded restructuring charges associated with previously implemented restructuring plans. See note 13 in the accompanying consolidated financial statements included in this report for additional information related to these charges.

	Nine months ended September 30, 2009
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and	and		Total	Generation	Activity	Eliminations		Adjustments	GAAP
	Guaranty	Campus	Enrollment	Fee-	and	and	and	Base net	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	income	Results	Operations

Total interest income	$102	57	—	159	473,130	3,930	(1,324)	475,895	7,502	483,397
Interest expense	—	—	—	—	306,846	23,078	(1,324)	328,600	—	328,600
Net interest income (loss)	102	57	—	159	166,284	(19,148)	—	147,295	7,502	154,797

Less provision for loan losses	—	—	—	—	23,000	—	—	23,000	—	23,000
Net interest income (loss) after provision for loan losses	102	57	—	159	143,284	(19,148)	—	124,295	7,502	131,797

Other income (expense):
Loan and guaranty servicing revenue	82,424	—	—	82,424	—	(1,144)	—	81,280	—	81,280
Intersegment servicing revenue	62,246	—	—	62,246	—	—	(62,246)	—	—	—
Tuition payment processing and campus commerce revenue	—	40,373	—	40,373	—	—	—	40,373	—	40,373
Enrollment services revenue	—	—	88,188	88,188	—	—	—	88,188	—	88,188
Software services revenue	16,424	—	—	16,424	—	—	—	16,424	—	16,424
Other income	498	—	—	498	12,974	6,826	—	20,298	—	20,298
Gain (loss) on sale of loans and debt repurchases, net	—	—	—	—	14,263	13,308	—	27,571	—	27,571
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	(36,067)	(36,067)
Derivative settlements, net	—	—	—	—	38,807	—	—	38,807	—	38,807
Total other income (expense)	161,592	40,373	88,188	290,153	66,044	18,990	(62,246)	312,941	(36,067)	276,874

Operating expenses:
Salaries and benefits	63,645	19,346	17,295	100,286	5,203	11,958	(4,284)	113,163	159	113,322
Cost to provide enrollment services	—	—	56,208	56,208	—	—	—	56,208	—	56,208
Other expenses	45,965	7,012	9,602	62,579	15,635	17,592	2	95,808	17,251	113,059
Intersegment expenses, net	2,777	1,790	1,188	5,755	59,372	(7,163)	(57,964)	—	—	—
Total operating expenses	112,387	28,148	84,293	224,828	80,210	22,387	(62,246)	265,179	17,410	282,589

Income (loss) before income taxes	49,307	12,282	3,895	65,484	129,118	(22,545)	—	172,057	(45,975)	126,082
Income tax (expense) benefit	(18,738)	(4,667)	(1,480)	(24,885)	(49,066)	11,150	—	(62,801)	16,781	(46,020)
Net income (loss)	$30,569	7,615	2,415	40,599	80,052	(11,395)	—	109,256	(29,194)	80,062

Additional information:
Net income (loss)	$30,569	7,615	2,415	40,599	80,052	(11,395)	—	109,256	(29,194)	80,062
Plus: Restructure expense (a)	6,408	—	—	6,408	—	220	—	6,628	—	6,628
Less: Net tax effect	(2,339)	—	—	(2,339)	—	(80)	—	(2,419)	—	(2,419)

Net income (loss), excluding restructure expense	$34,638	7,615	2,415	44,668	80,052	(11,255)	—	113,465	(29,194)	84,271

(a) During 2009, the Company recorded restructuring charges associated with restructuring plans. See note 13 in the accompanying consolidated financial statements included in this report for additional information related to these charges.

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

	Student	Tuition
	Loan	Payment		Asset	Corporate
	and	Processing		Generation	Activity
	Guaranty	and Campus	Enrollment	and	and
	Servicing	Commerce	Services	Management	Overhead	Total

	Three months ended September 30, 2010

Derivative market value and foreign currency adjustments	$—	—	—	24,966	7,839	32,805
Amortization of intangible assets	2,112	1,120	2,123	—	—	5,355
Compensation related to business combinations	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	—	—
Net tax effect (a)	(803)	(426)	(807)	(9,487)	(2,978)	(14,501)

Total adjustments to GAAP	$1,309	694	1,316	15,479	4,861	23,659

	Three months ended September 30, 2009

Derivative market value and foreign currency adjustments	$—	—	—	(2,826)	—	(2,826)
Amortization of intangible assets	1,219	1,842	2,251	—	—	5,312
Compensation related to business combinations	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	—	—
Net tax effect (a)	(464)	(700)	(855)	1,074	86	(859)

Total adjustments to GAAP	$755	1,142	1,396	(1,752)	86	1,627

	Nine months ended September 30, 2010

Derivative market value and foreign currency adjustments	$—	—	—	20,955	14,976	35,931
Amortization of intangible assets	6,462	4,636	7,005	—	—	18,103
Compensation related to business combinations	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	—	—
Net tax effect (a)	(2,456)	(1,763)	(2,665)	(7,963)	(5,686)	(20,533)

Total adjustments to GAAP	$4,006	2,873	4,340	12,992	9,290	33,501

	Nine months ended September 30, 2009

Derivative market value and foreign currency adjustments	$—	—	—	37,499	(1,432)	36,067
Amortization of intangible assets	3,659	5,598	7,994	—	—	17,251
Compensation related to business combinations	—	—	—	—	159	159
Variable-rate floor income, net of settlements on derivatives	—	—	—	(7,502)	—	(7,502)
Net tax effect (a)	(1,391)	(2,127)	(3,037)	(11,399)	1,173	(16,781)

Total adjustments to GAAP	$2,268	3,471	4,957	18,598	(100)	29,194

(a)	Income taxes are applied based on 38% for the individual operating segments.

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

In June 2009, the Department of Education named the Company as one of four private sector companies awarded a servicing contract to service federally-owned student loans. In September 2009, the Company began servicing loans under this contract. The contract spans five years with one, five-year renewal at the option of the Department. Servicing loans under this contract will increase revenue earned by this segment.  However, as the portfolio ages, operating margins under this contract are expected to be lower than historical levels achieved. See “Recent Developments” under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on this contract.

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

Segment Summary of Results

Significant items impacting 2010 operating results include:

•	$18.4 million of government servicing revenue earned in 2010, growth of number of borrowers to 2.5 million, and growth of loan volume to $21.8 billion under this contract.

•	$ 27.6 million of guaranty servicing revenue earned in 2010 from rehabilitation collections on defaulted loan assets.

Student Loan Servicing Volumes (dollars in millions)

Company Owned	$24,889	$23,139	$24,378	$26,351	$26,183	$24,025

% of total	70.2%	61.6%	56.7%	55.3%	47.0%	42.6%

Number of borrowers:

Government
servicing:	22,478	441,913	1,055,896	1,530,308	2,510,630	2,643,398

FFELP
servicing:	2,431,612	2,311,558	2,327,016	2,329,150	2,227,288	1,926,767

(a)
As of September 30, 2010, the Company was servicing $2.1 billion of loans owned by the Company and approximately $140 million of loans for third parties that were sold to the Department in October 2010 pursuant to the Department’s Loan Purchase Commitment Program. The Company retained servicing on these loans and, as of October 31, 2010, these loans are included in the Government Servicing volume in the above table.

Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009

	Three months ended September 30,					Nine months ended September 30,
			Change					Change
	2010	2009	$	%		2010	2009	$	%
Net interest income	$13	23	(10)	(43.5	) %	$43	102	(59)	(57.8)%

Loan and guaranty servicing revenue	33,464	26,387	7,077	26.8		106,764	82,424	24,340	29.5
Intersegment servicing revenue	20,045	21,512	(1,467)	(6.8)		63,594	62,246	1,348	2.2
Software services revenue	4,624	4,600	24	0.5		14,467	16,424	(1,957)	(11.9)
Other income	—	137	(137)	(100.0)		519	498	21	4.2
Total other income	58,133	52,636	5,497	10.4		185,344	161,592	23,752	14.7
Salaries and benefits	22,682	20,044	2,638	13.2		69,591	63,645	5,946	9.3
Other expenses	18,583	14,731	3,852	26.1		55,216	45,965	9,251	20.1
Intersegment expenses	1,166	1,154	12	1.0		4,158	2,777	1,381	49.7
Total operating expenses	42,431	35,929	6,502	18.1		128,965	112,387	16,578	14.8
"Base net income" before income taxes and corporate overhead allocation	15,715	16,730	(1,015)	(6.1)		56,422	49,307	7,115	14.4
Corporate overhead allocation	(1,676)	—	(1,676)	(100.0)		(4,349)	—	(4,349)	(100.0)
"Base net income" before income taxes	14,039	16,730	(2,691)	(16.1)		52,073	49,307	2,766	5.6
Income tax expense	(5,335)	(6,357)	1,022	(16.1)		(19,788)	(18,738)	(1,050)	5.6
"Base net income"	$8,704	10,373	(1,669)	(16.1	) %	$32,285	30,569	1,716	5.6%

Additional information:
"Base net income"	$8,704	10,373	(1,669)	(16.1	) %	$32,285	30,569	1,716	5.6%
Restructure expense (included in other expenses above)	4,751	3,151	1,600	50.8		6,040	6,408	(368)	(5.7)
Net tax effect	(1,805)	(1,197)	(608)	50.8		(2,295)	(2,339)	44	(1.9)

"Base net income," excluding restructure expense	$11,650	12,327	(677)	(5.5	) %	$36,030	34,638	1,392	4.0%

Before Tax Operating Margin (a)	27.0%	31.8%				30.4%	30.5%

Before Tax Operating Margin (b)	34.3%	38.3%				32.4%	33.8%

(a)	Excludes corporate overhead allocation.

(b)	Excludes corporate overhead allocation, restructure expense, and the revenue and collection fees paid related to rehabilitation collections

Loan and guaranty servicing revenue.

	Three months ended September 30,
	2010			2009
	Origination	Servicing	Total	Origination	Servicing	Total
	revenue	revenue	revenue	revenue	revenue	revenue

FFELP Servicing (a)	$—	9,492	9,492	$857	13,556	14,413

Private Servicing	742	1,921	2,663	514	1,760	2,274

Government Servicing (b)	—	8,689	8,689	—	31	31

Guaranty Servicing (c)	12	12,608	12,620	82	9,587	9,669

Loan and guaranty servicing revenue	$754	32,710	33,464	$1,453	24,934	26,387

a)
FFELP origination revenue decreased in 2010 compared with 2009 due to legislative changes and market disruptions causing lenders to exit the FFELP marketplace. In addition, effective July 1, 2010, the Reconciliation Act of 2010 prohibits new loan originations under the FFEL Program.  FFELP servicing revenue decreased in 2010 due to the loss of servicing volume from third party customers as a result of these customers selling their portfolios to the Company and/or the Department under the Purchase Program.

b)	The Company began servicing loans for the Department in September 2009.

c)
Guaranty servicing revenue increased in 2010 due to $5.3 million in revenue earned from rehabilitation collections on defaulted loan assets in the third quarter of 2010.  In the third quarter of 2009, revenue from rehabilitation collections on defaulted loans was $0.6 million.

	Nine months ended September 30,
	2010			2009
	Origination revenue	Servicing revenue	Total revenue	Origination revenue	Servicing revenue	Total revenue
FFELP Servicing (a)	$254	30,712	30,966	$1,632	42,877	44,509

Private Servicing	1,046	5,776	6,822	618	5,523	6,141

Government Servicing (b)	—	18,376	18,376	—	31	31

Guaranty Servicing (c)	131	50,469	50,600	296	31,447	31,743

Loan and guaranty servicing revenue	$1,431	105,333	106,764	$2,546	79,878	82,424

(a)
FFELP origination revenue decreased in 2010 compared with 2009 due to legislative changes and market disruptions causing lenders to exit the FFELP marketplace. In addition, effective July 1, 2010, the Reconciliation Act of 2010 prohibits new loan originations under the FFEL Program. FFELP servicing revenue decreased in 2010 due to the loss of servicing volume from third party customers as a result of these customers selling their portfolios to the Company and/or the Department under the Purchase Program.

(b)	The Company began servicing loans for the Department in September 2009.

(c)
Guaranty servicing revenue increased in 2010 due to $27.6 million in revenue earned from rehabilitation collections on defaulted loan assets in 2010.  In 2009, revenue from rehabilitation collections on defaulted loans was $6.9 million.

Intersegment servicing revenue. Intersegment servicing revenue includes servicing revenue earned for the Student Loan and Guaranty Servicing operating segment as a result of servicing loans for the Asset Generation and Management operating segment.

Software services revenue. Software services revenue decreased for the nine month period ended September 30, 2010 due to a reduction in the number of projects for existing customers and loss of customers due to the legislative developments in the student loan industry throughout 2009 and 2010.

Operating expenses.  Excluding restructure charges and collection fees paid related to rehabilitation revenue, operating expenses increased $2.6 million (8.0%) and $4.1 million (4.0%) for the three and nine months ended September 30, 2010 compared with the same periods in 2009, respectively.  These increases were due to incurring additional costs to support the increase in servicing volume.

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

Segment Summary of Results

Significant items impacting 2010 operating results include:

•	$4.3 million (10.7%) increase in revenue from 2009 as a result of an increase in the number of managed tuition payment plans and campus commerce transactions processed.

Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Net interest income	$12	16	(4)	(25.0)%	$24	57	(33)	(57.9)%

Tuition payment processing and campus commerce revenue	14,527	12,987	1,540	11.9	44,704	40,373	4,331	10.7
Salaries and benefits	6,652	6,399	253	4.0	19,864	19,346	518	2.7
Other expenses	2,383	2,265	118	5.2	7,435	7,012	423	6.0
Intersegment expenses	992	608	384	63.2	2,645	1,790	855	47.8
Total operating expenses	10,027	9,272	755	8.1	29,944	28,148	1,796	6.4
"Base net income" before income taxes and corporate overhead allocation	4,512	3,731	781	20.9	14,784	12,282	2,502	20.4
Corporate overhead allocation	(559)	—	(559)	(100.0)	(1,450)	—	(1,450)	(100.0)
"Base net income" before income taxes	3,953	3,731	222	6.0	13,334	12,282	1,052	8.6
Income tax expense	(1,502)	(1,418)	(84)	5.9	(5,068)	(4,667)	(401)	8.6
"Base net income"	$2,451	2,313	138	6.0%	$8,266	7,615	651	8.5%

Before Tax Operating Margin (a)	31.0%	28.7%			33.1%	30.4%

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

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

The Enrollment Services segment offers products and services that are focused on helping colleges recruit and retain students (interactive and list marketing services) and helping students plan and prepare for life after high school (publishing services and resource centers). Interactive marketing products and services include vendor lead management services, admissions lead generation, pay per click marketing management, email marketing, and admissions consulting. Publishing services includes test preparation study guides. Resource centers and list marketing products and services include online courses and related services and list marketing services.

Approximately 95% of interactive marketing revenue included in this segment is generated from for-profit schools. The revenue and margins of the Enrollment Services operating segment could be negatively impacted by decelerations in growth rates and declines in enrollments at for-profit schools.

Segment Summary of Results

Significant items impacting 2010 operating results include:

•	$16.9 million (19.2%) increase in revenue as a result of an increase in interactive marketing services volume.

•	$3.1 million increase in operating expenses due to accelerating the amortization of student list costs in 2010.

Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009

	Three months ended September 30,					Nine months ended September 30,
			Change					Change
	2010	2009	$	%		2010	2009	$	%
Enrollment services revenue	$36,439	30,670	5,769	18.8%		$105,113	88,188	16,925	19.2%
Salaries and benefits	6,142	5,337	805	15.1		18,660	17,295	1,365	7.9
Cost to provide enrollment services	23,709	20,323	3,386	16.7		69,845	56,208	13,637	24.3
Other expenses	4,180	3,266	914	28.0		13,307	9,602	3,705	38.6
Intersegment expenses	705	411	294	71.5		1,779	1,188	591	49.7
Total operating expenses	34,736	29,337	5,399	18.4		103,591	84,293	19,298	22.9
"Base net income" before income taxes and corporate overhead allocation	1,703	1,333	370	27.8		1,522	3,895	(2,373)	(60.9)
Corporate overhead allocation	(559)	—	(559)	(100.0)		(1,450)	—	(1,450)	(100.0)
"Base net income" before income taxes	1,144	1,333	(189)	(14.2)		72	3,895	(3,823)	(98.2)
Income tax expense	(435)	(507)	72	(14.2)		(27)	(1,480)	1,453	(98.2)
"Base net income"	$709	826	(117)	(14.2	) %	$45	2,415	(2,370)	(98.1	) %

Before Tax Operating Margin (a)	4.7%	4.3%				1.4%	4.4%

Before Tax Operating Margin (b)	8.6%	6.8%				6.4%	6.8%

(a) Excludes corporate overhead allocation.

(b) Excludes corporate overhead allocation and list cost amortization expense.

Enrollment services revenue, cost to provide enrollment services, and gross profit.

	Three months ended September 30, 2010
				Resource
				centers
	Interactive	Publishing		and list
	marketing (b)	services (c)	Subtotal	marketing (d)	Total

Enrollment services revenue	$30,135	3,617	33,752	2,687	36,439
Cost to provide enrollment services	22,827	882	23,709

Gross profit	$7,308	2,735	10,043

Gross profit %	24.3%	75.6%	29.8%

	Three months ended September 30, 2009 (a)
				Resource
				centers
	Interactive	Publishing		and list
	marketing (b)	services (c)	Subtotal	marketing (d)	Total

Enrollment services revenue	$24,778	3,437	28,215	2,455	30,670
Cost to provide enrollment services	19,141	1,182	20,323

Gross profit	$5,637	2,255	7,892

Gross profit %	22.8%	65.6%	28.0%

	Nine months ended September 30, 2010
				Resource
				centers
	Interactive	Publishing		and list
	marketing (b)	services (c)	Subtotal	marketing (d)	Total

Enrollment services revenue	$88,409	7,803	96,212	8,901	105,113
Cost to provide enrollment services	67,464	2,381	69,845

Gross profit	$20,945	5,422	26,367

Gross profit %	23.7%	69.5%	27.4%

	Nine months ended September 30, 2009 (a)
				Resource
				centers
	Interactive	Publishing		and list
	marketing (b)	services (c)	Subtotal	marketing (d)	Total

Enrollment services revenue	$71,024	8,885	79,909	8,279	88,188
Cost to provide enrollment services	52,891	3,317	56,208

Gross profit	$18,133	5,568	23,701

Gross profit %	25.5%	62.7%	29.7%

(a)	Certain amounts from 2009 have been reclassified to conform to the current period presentation.

(b)
Interactive marketing revenue increased $5.4 million (21.6%) and $17.4 million (24.5%) for the three and nine months ended September 30, 2010 compared with the same periods in 2009 as a result of an increase in interactive marketing services volume. The gross profit margin for the three months ended September 30, 2010 compared to 2009 increased as a result of an increase in revenue for products with a higher gross profit margin. This increase in gross profit for the quarter was offset by a decrease due to more competitive pricing, leading to a decrease in the gross profit margin for the nine months ended September 30, 2010 compared to 2009.

(c)
Publishing services revenue increased $0.2 million (5.2%) and decreased $1.1 million (12.2%) for the three and nine months ended September 30, 2010 compared with the same periods in 2009. The increase for the quarter is due to an increase in the quantity of products sold. This increase was offset by a decrease due to competition related to online delivery of similar products, which lead to a decrease in revenue year over year. The gross profit margin for publishing and editing services increased as a result of a shift in the mix of products sold.

(d)
Resource centers and list marketing revenue increased $0.2 million (9.5%) and $0.6 million (7.5%) for the three and nine months ended September 30, 2010 compared with the same periods in 2009.  Resource centers and list marketing revenue increased due to an increase in contracts for new customers and pricing increases for existing customers, offset by a decrease in list sales.

Other expenses.  Other expenses for the three months ended September 30, 2010 and 2009 and nine months ended September 30, 2010 and 2009 includes $1.4 million and $0.7 million, respectively, and $5.2 million and $2.1 million, respectively, of amortization expense related to student list costs. In 2010, the Company began accelerating the amortization of student list costs over a shorter period of time to better reflect the pattern in which the economic benefit of this asset is used to generate revenue.

Operating expenses.  Excluding the cost to provide enrollment services and list amortization expense, operating expenses increased $1.3 million (15.8%) and $2.6 million (9.8%) for the three and nine months ended September 30, 2010 compared to the same periods in 2009 as a result of incurring additional costs to support the increase in interactive marketing revenue. In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings. These investments increased operating expenses in 2010 compared to 2009.

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

On March 30, 2010, President Obama signed into law the Reconciliation Act of 2010. Effective July 1, 2010, this law prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Direct Loan Program. If a first disbursement has been made on a FFELP loan prior to July 1, 2010, subsequent disbursements of that loan may still be made under the FFELP. The new law does not alter or affect the terms and conditions of existing FFELP loans. As a result of the Reconciliation Act of 2010, the Company no longer originates new (first disbursement) FFELP loans after June 30, 2010. See “Overview – Recent Developments – Legislation – FFELP” in this Item 2 for additional information.

Segment Summary of Results

Significant items impacting 2010 operating results include:

•
Continued recognition of significant fixed rate floor income of $100.5 million (net of settlement payments on derivatives used to hedge student loans earning floor income of $12.2 million) due to historically low interest rates.

•	A gain of $23.9 million in 2010 from the purchase of $477.7 million of the Company’s asset-backed securities.

•	Improved student loan spread compared to 2009 as a result of significant tightening of the CP/LIBOR spread.

•	The purchase of $2.5 billion of FFELP student loans during the first nine months of 2010 from various third-parties.

Student Loan Portfolio

The tables below outline the components of the Company’s student loan portfolio:

	As of September 30, 2010		As of December 31, 2009
	Held for investment	Held for sale (a)	Held for investment
Federally insured loans:
Stafford and other	$8,108,425	2,081,827	7,620,792
Consolidation	16,023,820	—	15,851,761
Total	24,132,245	2,081,827	23,472,553
Non-federally insured loans	126,923	—	163,321
	24,259,168	2,081,827	23,635,874
Unamortized loan discount/premiums and deferred origination costs, net	227,206	27,613	341,970
Allowance for loan losses – federally insured loans	(32,962)	—	(30,102)
Allowance for loan losses – non-federally insured loans	(17,250)	—	(20,785)
	$24,436,162	2,109,440	23,926,957

(a)
2009-2010 Academic Year loans were eligible to be participated and sold to the Department under the Department’s Participation and Purchase Programs.  As of September 30, 2010, these loans were classified as held for sale. During October 2010, the Company sold these loans to the Department under the Department’s Purchase Program.

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

The following table sets forth the activity of loans originated or acquired through each of the Company’s channels:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Beginning balance	$26,515,788	25,299,539	23,635,874	25,061,049
Direct channel - Stafford/PLUS loan originations	42,074	496,720	831,048	1,295,156
Branding partner channel	48,183	70,217	587,703	665,788
Forward flow channel	3,934	75,260	111,240	126,304
Spot purchases	30,423	19,257	2,545,284	39,627

Total channel acquisitions	124,614	661,454	4,075,275	2,126,875

Repayments, claims, capitalized interest, participations, and other	(105,591)	(261,922)	(906,400)	(1,198,890)
Consolidation loans lost to external parties	(187,661)	(149,984)	(436,563)	(322,573)
Loans sold	(6,155)	(479,601)	(27,191)	(596,975)
Ending balance	$26,340,995	25,069,486	26,340,995	25,069,486

As discussed previously, as a result of the Reconciliation Act of 2010, the Company no longer originates first disbursements on any FFELP loans first disbursed after June 30, 2010.  If a first disbursement was made prior to July 1, 2010, subsequent disbursements of that loan may still be made under the FFELP.

Due to the legislative changes in the student loan industry, the Company believes there will be opportunities to purchase FFELP loan portfolios on behalf of current FFELP participants looking to modify their involvement in FFELP and/or exit the market. For example, during the first nine months of 2010, the Company purchased approximately $2.5 billion of FFELP student loans from various third-parties.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company’s allowance for loan losses is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Balance at beginning of period	$50,797	50,000	50,887	50,922
Provision for loan losses:
Federally insured loans	4,500	4,500	13,700	15,000
Non-federally insured loans	1,000	3,000	3,000	8,000
Total provision for loan losses	5,500	7,500	16,700	23,000
Charge-offs, net of recoveries:
Federally insured loans	(4,510)	(3,578)	(13,549)	(11,042)
Non-federally insured loans	(1,575)	(802)	(4,756)	(2,440)
Net charge-offs	(6,085)	(4,380)	(18,305)	(13,482)
Purchase (sale) of federally insured loans	—	—	2,710	(520)
Purchase (sale) of non-federally insured loans	—	(3,000)	(1,780)	(9,800)
Balance at end of period	$50,212	50,120	50,212	50,120
Allocation of the allowance for loan losses:
Federally insured loans	$32,962	29,015	32,962	29,015
Non-federally insured loans	17,250	21,105	17,250	21,105
Total allowance for loan losses	$50,212	50,120	50,212	50,120

	As of September 30,
	2010	2009
Allowance for federally insured loans as a percentage of
such loans (excluding loans held-for-sale)	0.14%	0.12%
Allowance for non-federally insured loans as a percentage of such loans	13.59%	12.63%

Repurchase Obligation
As of September 30, 2010, the Company has participated a cumulative amount of $120.5 million of non-federally insured loans to third parties, including $20.0 million, $1.0 million, and $6.0 million participated during the first, second, and third quarters of 2010, respectively.  Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.  The activity in the accrual account related to this repurchase obligation, which is included in “other liabilities” in the Company’s consolidated balance sheet, is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Beginning balance	$12,600	7,600	10,600	—
Transfer from allowance for loan losses	—	3,000	2,000	9,800
Reserve for repurchase of delinquent loans (a)	—	—	—	800
Ending balance	$12,600	10,600	12,600	10,600

(a)	The reserve for repurchase of delinquent loans is included in “other” under other operating expenses in the consolidated statements of operations.

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s student loan delinquency amounts:

	As of September 30, 2010		As of December 31, 2009
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment (a)	$7,035,714		$5,783,648
Loans in forebearance (b)	3,340,975		2,495,672
Loans in repayment status:
Loans current	13,832,782	87.3%	13,038,428	85.8%
Loans delinquent 31-60 days (c)	578,579	3.7	691,232	4.5
Loans delinquent 61-90 days (c)	260,337	1.6	314,265	2.1
Loans delinquent 91 days or greater (d)	1,165,685	7.4	1,149,308	7.6
Total loans in repayment	15,837,383	100.0%	15,193,233	100.0%
Total federally insured loans	$26,214,072		$23,472,553
Non-Federally Insured Loans:
Loans in-school/grace/deferment (a)	$22,184		$34,815
Loans in forebearance (b)	1,174		1,919
Loans in repayment status:
Loans current	96,954	93.5%	118,761	93.8%
Loans delinquent 31-60 days (c)	2,127	2.1	3,023	2.4
Loans delinquent 61-90 days (c)	1,220	1.2	1,559	1.2
Loans delinquent 91 days or greater (d)	3,264	3.2	3,244	2.6
Total loans in repayment	103,565	100.0%	126,587	100.0%
Total non-federally insured loans	$126,923		$163,321

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

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets:

	Three months ended			Nine months endedd
	September 30,	June 30,	September 30,	September 30,	September 30,
	2010	2010	2009	2010	2009
Variable student loan yield	2.63%	2.72%	2.64%	2.64%	2.95
Consolidation rebate fees	(0.64)	(0.67)	(0.68)	(0.68)	(0.70)
Premium/discount and deferred origination costs amortization	(0.18)	(0.19)	(0.31)	(0.21)	(0.29)
Variable student loan net yield	1.81	1.86	1.65	1.75	1.96
Student loan cost of funds - interest expense	(0.94)	(0.81)	(1.07)	(0.83)	(1.58)
Student loan cost of funds - derivative settlements	0.03	0.01	0.08	0.02	0.20
Variable student loan spread	0.90	1.06	0.66	0.94	0.58
Variable rate floor income, net of settlements on derivatives	—	—	—	—	(0.04)
Fixed rate floor income, net of settlements on derivatives	0.51	0.48	0.61	0.53	0.56

Core student loan spread	1.41%	1.54%	1.27%	1.47%	1.10

Average balance of student loans	$26,548,957	25,931,220	25,056,836	25,520,327	25,148,707
Average balance of debt outstanding	26,636,184	26,124,574	25,677,213	25,661,594	25,704,825

A trend analysis of the Company’s core and variable student loan spreads is summarized below.

(a)
The interest earned on the majority of the Company’s FFELP student loan assets is indexed to the three-month commercial paper index. The Company funds the majority of its assets with three-month LIBOR indexed floating rate securities. The relationship between these two indexes has a significant impact on student loan spread. This table shows the difference between the average three-month LIBOR and commercial paper indexes by quarter.

The Company’s variable student loan spread was impacted primarily by the following items:

•
The tightening/widening of the CP/LIBOR spread increases/decreases variable student loan spread.  Historically, the movement of the various interest rate indices received on the Company’s student loan assets, primarily three-month commercial paper, and paid on the debt to fund such loans, primarily LIBOR, was highly correlated.  The short-term movement of these indices was dislocated beginning in August 2007 which negatively impacted the Company’s net interest income during the first six months of 2009.  Beginning in the third quarter of 2009, the CP/LIBOR spread began to tighten to more historical levels, as shown in the graph above, which has had a positive impact on spread.  In the third quarter of 2010, the CP/LIBOR spread widened, resulting in a decrease to spread.

•	A decrease in the amortization of loan premiums/discounts and deferred origination costs as a result of loans purchased at a discount, which has reduced the net costs being amortized.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income, net of settlements on derivatives.  A summary of fixed rate floor income and its contribution to core student spread follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Fixed rate floor income, gross	$38,263	39,284	112,731	106,623

Derivative settlements (a)	(4,040)	(436)	(12,183)	(436)

Fixed rate floor income, net	$34,223	38,848	100,548	106,187

Fixed rate floor income contribution to spread, net	0.51%	0.61%	0.53%	0.56%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2009 and 2010 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Item 3, “Quantitative and Qualitative Disclosures about Market Risk” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Net interest income after provision
for loan losses	$89,950	66,896	23,054	34.5%	$269,952	143,284	126,668	88.4%

Other income	4,710	4,104	606	14.8	14,114	12,974	1,140	8.8
Gain (loss) on sale of loans and debt repurchases, net	4,963	14,643	(9,680)	(66.1)	23,899	14,263	9,636	67.6
Derivative settlements, net	(2,131)	4,914	(7,045)	(143.4)	(7,931)	38,807	(46,738)	(120.4)
Total other income	7,542	23,661	(16,119)	(68.1)	30,082	66,044	(35,962)	(54.5)

Salaries and benefits	1,054	1,693	(639)	(37.7)	3,698	5,203	(1,505)	(28.9)
Other expenses	2,937	4,801	(1,864)	(38.8)	10,150	15,635	(5,485)	(35.1)
Intersegment expenses	20,295	20,764	(469)	(2.3)	63,011	59,372	3,639	6.1
Total operating expenses	24,286	27,258	(2,972)	(10.9)	76,859	80,210	(3,351)	(4.2)
"Base net income" before income taxes and corporate overhead allocation	73,206	63,299	9,907	15.7	223,175	129,118	94,057	72.8
Corporate overhead allocation	(2,793)	—	(2,793)	(100.0)	(7,247)	—	(7,247)	(100.0)
"Base net income" before income taxes	70,413	63,299	7,114	11.2	215,928	129,118	86,810	67.2
Income tax expense	(26,757)	(24,054)	(2,703)	11.2	(82,053)	(49,066)	(32,987)	67.2

"Base net income"	$43,656	39,245	4,411	11.2%	$133,875	80,052	53,823	67.2%

Net interest income after provision for loan losses (net of settlements on derivatives).

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Student loan interest, net of settlements on derivatives (a)	$177,847	172,044	5,803	3.4%	$510,336	586,173	(75,837)	(12.9	) %
Consolidation rebate fees (b)	(42,993)	(43,191)	198	(0.5)	(128,658)	(131,496)	2,838	(2.2)
Amortization of loan premiums/discounts and deferred origination costs (c)	(11,921)	(19,532)	7,611	(39.0)	(40,550)	(54,972)	14,422	(26.2)
Interest on bonds and notes payable (d)	(63,062)	(69,572)	6,510	(9.4)	(160,922)	(305,522)	144,600	(47.3)
Student loan interest margin, net of settlements on derivatives	59,871	39,749	20,122	50.6	180,206	94,183	86,023	91.3
Fixed rate floor income, net of settlements on derivatives (e)	34,223	38,848	(4,625)	(11.9)	100,548	106,187	(5,639)	(5.3)
Investment interest (f)	465	1,055	(590)	(55.9)	1,107	6,045	(4,938)	(81.7)
Intercompany interest	(1,240)	(342)	(898)	262.6	(3,140)	(1,324)	(1,816)	137.2
Provision for loan losses (g)	(5,500)	(7,500)	2,000	(26.7)	(16,700)	(23,000)	6,300	(27.4)

Net interest income after provision for loan losses (net of settlements on derivatives (h) )	$87,819	71,810	16,009	22.3%	$262,021	182,091	79,930	43.9%

(a)
Student loan interest, net of settlements on derivatives, increased as a result of an increase in the average student loan portfolio of $1.5 billion (6.0%) for the three months ended September 30, 2010 compared to the same period in 2009.  This increase was offset by a decrease in the yield earned on student loans, net of settlements on derivatives, to 2.66% for the three months ended September 30, 2010, from 2.72% compared to the same period in 2009.

Student loan interest, net of settlements on derivatives, decreased as a result of a decrease in the yield earned on student loans, net of settlements on derivatives, to 2.66% for the nine months ended September 30, 2010, from 3.15% compared to the same period in 2009 due to lower interest rates and a decrease in derivative settlements.  This decrease was offset by an increase in the average student loan portfolio of $0.4 billion (1.5%) for the nine months ended September 30, 2010 compared to the same period in 2009.

(b)	Consolidation rebate fees decreased due to a decrease in the average consolidation loan portfolio for which these fees are paid in 2010, compared with the same periods in 2009.

(c)	The amortization of loan premiums/discounts and deferred origination costs decreased as a result of loans purchased at a discount which has reduced the net costs being amortized.

(d)
Interest expense decreased as a result of a decrease in interest rates on the Company’s variable rate debt which lowered the Company’s cost of funds (excluding net derivative settlements) to 0.94% and 0.83% for the three and nine months ended September 30, 2010, respectively, compared with 1.07% and 1.58 % for the same periods in 2009.

(e)
Depending on the type of loan and when it was originated, the borrower rate on student loans is either fixed to term or is reset to an annual rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company may earn floor income for an extended period of time, which the Company refers to as fixed rate floor income.  A summary of fixed rate floor income follows.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Fixed rate floor income, gross	$38,263	39,284	112,731	106,623

Derivative settlements (a)	(4,040)	(436)	(12,183)	(436)

Fixed rate floor income, net	$34,223	38,848	100,548	106,187

(a) Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income

The high levels of fixed rate floor income earned during 2009 and 2010 are due to historically low interest rates.

(f)
Investment income decreased as a result of lower interest rates earned on cash held and a decrease in average cash held for the three and nine months ended September 30, 2010 compared with the same periods in 2009.

(g)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses inherent in the Company's portfolio of loans.  The provision for loan losses recognized by the Company was larger during the three and nine months ended September 30, 2009 compared with the same periods in 2010, primarily due to the provision related to the Company's non-federally insured student loan portfolio.  During 2009, the Company increased its allowance for non-federally insured loans due to management's projected performance of the portfolio in light of economic conditions.  As of September 30, 2010, the dollar amount of the Company's non-federally insured student loan portfolio, including those loans in repayment and loans delinquent, decreased from the same period a year ago.  These decreases, as well as continued aging of the portfolio, resulted in less provision expense recognized by the Company during 2010 as compared to 2009 related to the Company's non-federally insured portfolio.

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

Other income. The following table summarizes the components of “other income”.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Borrower late fee income	$3,133	2,859	9,370	8,648
Other	1,577	1,245	4,744	4,326

Other income	$4,710	4,104	14,114	12,974

Gain (loss) on sale of loans and debt repurchases, net.  A summary of gains (losses) from the sale of loans and debt repurchases follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Gain (loss) on sale of loans, net (a)	$—	8,788	—	8,386

Gain on debt repurchases - asset-backed securities	4,963	5,855	23,899	5,877

Gain (loss) on sale of loans and debt repurchases, net	$4,963	14,643	23,899	14,263

(a)
Gain (loss) on sale of loans includes a gain of $9.7 million related to the sale of $427.7 million of student loans to the Department under the Purchase Program during the three months ended September 30, 2009.

Salaries and benefits and other expenses.  “Salaries and benefits” and “other expenses” decreased for the three and nine months ended September 30, 2010 compared with the same periods in 2009 as a result of continued focus by the Company on managing costs and gaining efficiencies and continued benefits from restructuring activities.

Intersegment expenses.  Intersegment expenses include fees paid to the Student Loan and Guaranty Servicing operating segment for the servicing of the Company’s student loan portfolio.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s fee generating businesses are non-capital intensive and all produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to the fee-based segments and any liquidity or capital needs are satisfied using cash flow from operations. Therefore, the Liquidity and Capital Resources discussion is concentrated on the Company’s liquidity and capital needs to meet existing debt obligations, primarily unsecured corporate debt and debt facilities in the Asset Generation and Management operating segment.

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

The Company has historically utilized operating cash flow, secured financing transactions (which include warehouse facilities, asset-backed securitizations, and liquidity programs offered by the Department), operating lines of credit, and other borrowing arrangements to fund its Asset Generation and Management operations and student loan acquisitions. In addition, the Company has used operating cash flow, borrowings on its unsecured line of credit, and unsecured debt offerings to fund corporate activities, business acquisitions, and repurchases of common stock.  The Company has also used its common stock to partially fund certain business acquisitions. The Company has a universal shelf registration statement with the SEC which allows the Company to sell up to $825.0 million of securities that may consist of common stock, preferred stock, unsecured debt securities, warrants, stock purchase contracts, and stock purchase units. The terms of any securities are established at the time of the offering.

The following table summarizes the Company’s debt obligations as of September 30, 2010.

	Carrying	Interest rate
	amount	range	Final maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$21,521,537	0.23% - 6.90%	5/1/11 - 7/27/48
Department of Education Participation	2,049,227	0.91%	10/15/10
FFELP warehouse facility	29,976	0.28% - 0.41%	7/29/13
Department of Education Conduit	2,799,180	0.37%	5/8/14
Related party debt	111,675	0.73%	5/20/11
Other borrowings	24,838	0.26% - 5.10%	11/14/10 - 11/1/15
	26,536,433

Unsecured Corporate Debt:
Unsecured line of credit	691,500	0.79%	5/8/12
Junior Subordinated Hybrid securities	163,255	7.40%	9/15/61
	854,755

	$27,391,188

Liquidity Needs

The Company has two primary liquidity needs:

•	Satisfy unsecured debt obligations, specifically its unsecured line of credit
•	Satisfy debt obligations secured by student loan assets and related collateral

Liquidity Needs and Sources of Liquidity Available to Satisfy Unsecured Debt Obligations

Excluding the Junior Subordinated Hybrid securities (which have a maturity in 2061), the Company has the following unsecured debt obligation:

	Balance outstanding	Balance outstanding
	as of September 30, 2010	as of October 31, 2010
Unsecured Corporate Debt:
Unsecured line of credit - due May 2012	$691,500	691,500

Sources of liquidity currently available to satisfy unsecured debt obligations

The following table details the Company’s sources of liquidity currently available:

	As of September 30, 2010	As of October 31, 2010 (c)
Sources of primary liquidity:
Cash and cash equivalents	$316,361	335,000	(d)
Investments - trading securities	33,082	31,000
Unencumbered FFELP student loan assets	1,877	1,745
Unencumbered private student loan assets	126,923	120,575
Asset-backed security investments - Class B subordinated notes (a)	77,000	77,000
Asset-backed security investments (b)	207,700	315,500

Total sources of primary liquidity	$762,943	880,820

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

(b)
The Company has repurchased its own asset-backed securities (bonds and notes payable).  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, as of September 30, 2010 and October 31, 2010, $207.7 million and $315.5 million, respectively, of these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.  The amount included in the table above is the par value of these notes and may not represent market value upon sale of the notes.

(c)
The Company generated significant cash during October 2010 when it sold loans to the Department. As of September 30, 2010, the Company had $2.1 billion of FFELP loans classified as held for sale.  These loans were funded using the Department’s Participation Program and were sold to the Department under the Purchase Program. Upon selling the $2.1 billion in loans held for sale, the Company received net cash proceeds of $125.9 million resulting in a pre-tax gain of $33.8 million. The table above represents the Company’s cash position after selling these loans.

(d)
On November 3, 2010, the Company paid $55.0 million related to a litigation settlement. See “Overview – Recent Developments – Litigation Settlement” in this Item 2 for additional information related to this settlement. The cash and cash equivalents balance as of October 31, 2010 in the above table excludes $55.0 million related to the cash paid in November for this settlement.

Cash generated from operations

In addition to current sources of liquidity, the Company plans to use cash generated from operations to satisfy its unsecured debt obligations.  The Company has historically generated positive cash flow from operations.  For the nine months ended September 30, 2010 and year ended December 31, 2009, the Company had net cash flow from operating activities of $15.8 million and $324.7 million, respectively.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The Company had the following debt obligations outstanding that are secured by student loan assets and related collateral.

	As of September 30, 2010
	Carrying
	amount	Final maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$21,521,537	5/1/11 - 7/27/48
Department of Education Participation	2,049,227	10/15/10
FFELP warehouse facility	29,976	7/29/13
Department of Education Conduit	2,799,180	5/8/14
Related party debt	111,675	5/20/11
Other borrowings	24,838	11/14/10 - 11/1/15
	$26,536,433

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

As of September 30, 2010, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.72 billion as detailed below.

The forecasted cash flow presented below includes all loans currently funded in asset-backed securitizations.  As of September 30, 2010, the Company had $21.3 billion of loans included in asset-backed securitizations which represented 88 percent of its total FFELP student loan portfolio classified as held for investment.  The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department of Education’s Conduit and Loan Participation and Purchase Programs and other warehouse facilities or loans originated and/or acquired subsequent to September 30, 2010.

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

The increase in the Company’s expected portfolio cash flows from December 31, 2009 (which was $1.43 billion) is due to the completion of additional asset-backed securitizations during 2010 and favorable changes in forward interest rates, offset by cash received during the first three quarters of 2010.

(a)	The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the percentage of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity and default rates.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in recent asset-backed securities transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $350 million to $400 million.

Interest rates:  The Company funds the majority of its student loans with three-month LIBOR (“LIBOR”) indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets are indexed primarily to a commercial paper rate (“CP”).  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes LIBOR will exceed CP by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indexes.  If the forecast is computed assuming a spread of 24 basis points between CP and LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $100 million to $130 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of September 30, 2010, the fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a negative $32 million (a liability on the Company’s balance sheet). See Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

Department of Education Participation

In August 2008, the Department implemented the Purchase and Participation Programs pursuant to ECASLA. Under the Participation Program, the Department provided interim short term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders were charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program for the 2009-2010 academic year had to be either refinanced by the lender by September 30, 2009 or sold to the Department pursuant to the Purchase Program on or prior to October 15, 2010.

As of September 30, 2010, the Company had $2.0 billion borrowed under the Participation Program. During October 2010, the Company sold $2.1 billion of FFELP loans funded under the Participation Program to the Department using the Department’s Purchase Program and paid off all advances outstanding ($2.0 billion) under the Participation Program.

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

The 2009/2010 FFELP Warehouse Facility provides for formula based advance rates depending on FFELP loan type up to a maximum of 85 percent to 98 percent of the principal and interest financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 75 to 80 percent based on loan type. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility. As of September 30, 2010, $30.0 million was outstanding under the FFELP warehouse facility and $470.0 million was available for future use. As of September 30, 2010, the Company had $2.3 million advanced as equity support in the facility.

Upon termination or expiration of the facility, the Company would expect to access the securitization market, use operating cash, rely on sale of assets, or transfer collateral to satisfy any remaining obligations.

Department of Education Conduit

In May 2009, the Department implemented a program under which it financed eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”).  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. Beginning July 1, 2010, no additional loans can be funded using the Conduit Program. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances were contributed by the Company. The Conduit Program expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral for the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans. As of September 30, 2010, the Company had $2.8 billion borrowed under the facility and $95.9 million advanced as equity support in the facility.

The Company expects to access the securitization market prior to the Conduit Program’s maturity to refinance the student loan collateral included in the Conduit with debt that is structured to match the maturity of the assets.

Related Party Debt

The Company has from time to time repurchased its own asset-backed securities (bonds and notes payable). For accounting purposes, these notes have been effectively retired and are not included on the Company’s consolidated balance sheet. However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. During the three months ended September 30, 2010, the Company participated $111.7 million of these securities to Union Bank, as trustee for various grantor trusts, and obtained cash proceeds equal to the par value of the notes. The Company has entered into a Guaranteed Purchase Agreement with Union Bank whereby the Company must purchase these notes back from Union Bank at par upon the request of Union Bank.

Upon termination or expiration of this participation, the Company would expect to use operating cash or rely on the sale of assets to satisfy this debt.

Other Liquidity Needs

On March 30, 2010, President Obama signed into law the Reconciliation Act of 2010.  Effective July 1, 2010, this law prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Direct Loan Program.  As a result of the Reconciliation Act of 2010, the Company no longer originates new (first disbursement) FFELP loans after June 30, 2010.

Due to the legislative changes in the student loan industry, the Company believes there will be opportunities to purchase FFELP loan portfolios on behalf of current FFELP participants looking to modify their involvement in FFELP and/or exit that business.  For example, during the first nine months of 2010, the Company purchased $2.5 billion of FFELP student loans from various third-parties.

The Company plans to fund FFELP student loan acquisitions from third parties using its agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (as described below); using its FFELP warehouse facility (as described above); and continuing to access the asset-backed securities market.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day period upon termination of the participation certificate. As of September 30, 2010, $360.2 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

Asset-backed securities transactions

Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market.  Asset-backed securities transactions would be used to refinance student loans included in the FFELP warehouse facility, the Department of Education Conduit facility, and/or existing asset-backed security transactions.  The FFELP warehouse facility and Department Conduit facility have advance rates that are less than par.  As of September 30, 2010, the Company had approximately $2.3 million advanced in the FFELP warehouse facility and $95.9 million advanced in the Department Conduit facility.  Depending on the terms of asset-backed security transactions, refinancing loans included in these facilities could produce positive cash flow to the Company by reducing required advance rates and are contemplated by management when making student loan financing decisions.

During the nine months ended September 30, 2010, the Company completed asset-backed securities transactions totaling $1.6 billion. The Company used the proceeds from the sale of these notes to purchase student loans, including loans previously financed in other asset-backed securitizations and the FFELP warehouse facility.

Although the Company has demonstrated its ability to access the asset-backed securities market in 2009 and the first nine months of 2010 and expects asset-backed securities transactions to remain a primary source of funding over the long term, the Company also expects its transaction volumes to be more limited and pricing less favorable than prior to the credit market dislocation that began in August 2007, with significantly reduced opportunities to place subordinated tranches of asset-backed securities with investors.  At present, while the markets have demonstrated some signs of recovery, the Company is unable to predict when market conditions will allow for more regular, reliable, and cost-effective access to the term asset-backed securities market.

Description of Other Debt Facilities

Unsecured Line of Credit

The Company has a $750.0 million unsecured line of credit that terminates in May 2012. As of September 30, 2010, there was $691.5 million outstanding on this line. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.  The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank, a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. In September 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect Lehman to fund future borrowing requests. As of September 30, 2010, excluding Lehman’s lending commitment, the Company had $51.2 million available for future use under its unsecured line of credit.

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

As of September 30, 2010, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

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

Debt Repurchases

Due to the Company’s improved cash position, the Company repurchased debt during 2010. Gains recorded by the Company from the purchase of debt are included in “gain (loss) on the sale of loans and debt repurchases, net” on the Company’s consolidated statements of operations.

	Three months ended September 30, 2010			Nine months ended September 30, 2010
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain

Unsecured debt - Junior Subordinated Hybrid Securities	$34,995	30,073	4,922	34,995	30,073	4,922
Asset-backed securities	85,675	80,712	4,963	477,700	453,801	23,899
	$120,670	110,785	9,885	512,695	483,874	28,821

Stock Repurchases

Shares repurchased by the Company during 2010 are shown in the table below.

		Purchase	Average price of
	Total shares	price	shares repurchased
	repurchased	(in thousands)	(per share)

Three months ended March 31, 2010	12,936	$236	$18.28

Three months ended June 30, 2010	663,443	12,821	19.33

Three months ended September 30, 2010	1,184,261	26,615	22.47

Nine months ended September 30, 2010	1,860,640	$39,672	$21.32

 Contractual Obligations

The Company’s contractual obligations were as follows:

	As of September 30, 2010
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Bonds and notes payable	$27,391,188	2,227,622	721,476	2,970,340	21,471,750
Operating lease obligations (a)	19,446	6,544	10,295	2,607	—
Total	$27,410,634	2,234,166	731,771	2,972,947	21,471,750

(a)
The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment.  Operating lease obligations are presented net of approximately $3.2 million in sublease arrangements.

As of September 30, 2010, the Company had a reserve of $7.5 million for uncertain income tax positions (including the federal benefit received from state positions and accrued interest).  This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

As of September 30, 2010, the Company has participated a cumulative amount of $120.5 million of non-federally insured loans to third parties. The Company has accounted for these participations as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.  Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests when such loans become 60 or 90 days delinquent.  As of September 30, 2010, the Company has $12.6 million accrued related to this obligation which is included in “other liabilities” in the Company’s consolidated balance sheet.  This obligation is not included in the above table.

In 2004, the Company purchased 50% of the stock of infiNET Integrated Solutions, Inc. (“infiNET”) and, in 2006, purchased the remaining 50% of infiNET’s stock. Consideration for the purchase of the remaining 50% of the stock of infiNET included 95,380 restricted shares of the Company’s Class A common stock. Under the terms of the purchase agreement, the 95,380 shares of Class A common stock issued in the acquisition are subject to stock price guaranty provisions whereby if on or about February 28, 2011 the average market trading price of the Class A common stock is less than $104.8375 per share and has not exceeded that price for any 25 consecutive trading days during the 5-year period from the closing of the acquisition to February 28, 2011, then the Company must pay additional cash to the sellers of infiNET for each share of Class A common stock issued in an amount representing the difference between $104.8375 less the greater of $41.9335 or the gross sales price such seller obtained from a sale of the shares occurring subsequent to February 28, 2011 as defined in the agreement. Based on the closing price of the Company’s Class A common stock as of September 30, 2010 of $22.88 per share, the Company’s obligation under this stock price guarantee would have been approximately $6.0 million (($104.8375-$41.9335) x 95,380 shares). Any payment on the guaranty is reduced by the aggregate of any dividends or other distributions made by the Company to the sellers. Any cash paid by the Company in consideration of satisfying the guaranteed value of stock issued for this acquisition would be recorded by the Company as a reduction to additional paid-in capital. The obligation to pay this guaranteed stock price is due February 28, 2011 and is not included in the table above.

During the first quarter of 2010, the Company purchased certain assets of a software company.  The initial consideration paid by the Company was $3.0 million in cash.  In addition to the initial purchase price, additional payments are to be made by the Company based on certain operating results as defined in the purchase agreement.  These contingent payments are payable in three annual installments beginning in March 2011 and in total are estimated by the Company to be $4.8 million.  The contingent payments will be remeasured to fair value each reporting date until the contingency is resolved with all changes in fair value being recognized in earnings. These contingent payments are not included in the table above.

Dividends

In the first quarter of 2007, the Company began paying dividends of $0.07 per share on the Company's Class A and Class B Common Stock which were paid quarterly through the first quarter of 2008.  On May 21, 2008, the Company announced that it was temporarily suspending its quarterly dividend program.  On November 5, 2009, the Company's Board of Directors voted to reinstate the quarterly dividend program effective for the fourth quarter 2009.  Accordingly, during 2010, a dividend of $0.07 per share on the Company's Class A and Class B Common Stock was paid on each March 15, 2010, June 15, 2010, and September 15, 2010 to all holders of record as of March 1, 2010, June 1, 2010, and September 1, 2010, respectively.

The Nelnet Board of Directors declared a fourth-quarter cash dividend on its outstanding shares of Class A common stock and Class B common stock of $0.49 per share.  The dividend consists of a quarterly dividend of $0.07 per share, and an additional $0.42 per share representing $0.07 per share for each of the six quarters in 2008 and 2009 during which the Company had suspended dividend payments to preserve capital during a volatile period in the market. The dividend will be paid on December 15, 2010 to shareholders of record at the close of business on December 1, 2010.

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

•	Publishing services - Revenue from the sale of print products is generally earned and recognized, net of estimated returns, upon shipment or delivery.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. This ASU provides amendments to Topic 820, Fair Value Measurements and Disclosures, that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The update was effective for annual or interim periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be effective for fiscal and interim periods beginning after December 15, 2010 (January 1, 2011 for the Company).  To date, the update has not had, and the Company does not anticipate the disclosures required about Level 3 measurements effective January 1, 2011 to have, a material impact on the preparation of and disclosures in the Company’s consolidated financial statements.

Transfers of Financial Assets and the Variable Interest Entity Consolidation Model

The FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets, an update to ASC 860, Transfers and Servicing, which provides guidance on improving the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The update removes the concept of a qualifying special-purpose entity.  Additionally, the update defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and also requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The update was effective for fiscal and interim periods beginning after November 15, 2009 (January 1, 2010 for the Company).  The Company adopted the update for the fiscal and interim period beginning January 1, 2010.  The Company completed three asset-backed securitizations during the nine months ended September 30, 2010. Consistent with all historical asset-backed securitizations completed by the Company, these transactions are accounted for as a secured borrowing and the student loan assets and notes payable remain on the consolidated balance sheet per the provisions of ASC Topic 860. The Company’s non-federally insured loan participation agreements continue to qualify as a transfer of financial assets (accounted for as a sale) under the provisions of ASC Topic 860 (see note 3 in the accompanying consolidated financial statements included in this Report).

The FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 amended the guidance on variable interest entities in ASC Topic 810 (FASB Interpretation No. 46R, Consolidation of Variable Interest Entities) related to the consolidation of variable interest entities. It required reporting entities to evaluate former QSPEs for consolidation, changed the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increased the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarified, but did not significantly change, the characteristics that identify a VIE. The update was effective for fiscal and interim periods beginning after November 15, 2009.  For the Company, the update was effective January 1, 2010 and did not have an impact on the preparation of the Company’s consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, to be included in ASC Subtopic 605-25. ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements (EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”), sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. One of those current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (VSOE) or third-party evidence (TPE).

ASU 2009-13 amends ASC 605-25 to eliminate the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements.

The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for the Company), with early adoption permitted. The adoption of this standard will not have a material effect on the Company’s financial position or results of operations.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, to be included in ASC Subtopic 985-605. ASC Subtopic 985-605, Software—Revenue Recognition, addresses the accounting for revenue transactions involving software. Currently, that guidance applies to revenue arrangements for products or services that include software that is “more-than-incidental” to the products or services as a whole.

ASU 2009-14 amends ASC Subtopic 985-605 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for the Company), with early adoption permitted.  The adoption of this standard will not have a material effect on the Company’s financial position or results of operations.

Disclosures about Credit Quality and the Allowance for Credit Losses

The FASB issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, an update to ASC 310, Receivables. This ASU expands existing disclosures about the credit quality of financing receivables and their allowance for credit losses. The ASU affects all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.

Entities will be required to provide disclosures on a disaggregated basis. The ASU defines two levels of disaggregation—portfolio segment and class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Classes of financing receivables generally are a disaggregation of portfolio segment.

Existing disclosures are amended to require an entity to provide the following disclosures about its financing receivables on a disaggregated basis:

1.
A rollforward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method

2.	For each disaggregated ending balance in item (1) above, the related recorded investment in financing receivables

3.	The nonaccrual status of financing receivables by class of financing receivables

4.	Impaired financing receivables by class of financing receivables.

The ASU requires an entity to provide the following additional disclosures about its financing receivables:

1.	Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables

2.	The aging of past due financing receivables at the end of the reporting period by class of financing receivables

3.	The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses

4.
The nature and extent of financing receivables modified as troubled debt restructurings within the previous twelve months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses

5.	Significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment.

For public companies, the disclosures as of the end of a reporting period (such as accounting policies for each portfolio segment, ending balances of allowance for credit losses, and credit-quality indicators) are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Company). The disclosures about activity that occurs during a reporting period (such as modifications and rollforward of allowance for credit losses) are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the Company). The Company will present the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of September 30, 2010		As of December 31, 2009
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$8,621,337	32.7%	$10,305,622	43.6%
Variable-rate loan assets	17,719,658	67.3	13,330,252	56.4
Total	$26,340,995	100.0%	$23,635,874	100.0%

Fixed-rate debt instruments	$163,255	0.6%	$273,906	1.1%
Variable-rate debt instruments	27,227,933	99.4	24,531,383	98.9
Total	$27,391,188	100.0%	$24,805,289	100.0%

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

Depending on the type of loan and when it was originated, the borrower rate is either fixed to term or is reset to an annual rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company may earn floor income for an extended period of time, which the Company refers to as fixed rate floor income, and for those loans where the borrower rate is reset annually on July 1, the Company may earn floor income to the next reset date, which the Company refers to as variable rate floor income. In accordance with legislation enacted in 2006, lenders are required to rebate fixed rate floor income and variable rate floor income to the Department for all new FFELP loans first originated on or after April 1, 2006. A summary of fixed rate floor income follows.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Fixed rate floor income, gross	$38,263	39,284	112,731	106,623

Derivative settlements (a)	(4,040)	(436)	(12,183)	(436)

Fixed rate floor income, net	$34,223	38,848	100,548	106,187

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that are earning fixed rate floor income as of September 30, 2010:

	Borrower/	Estimated	Balance of
Fixed	lender	variable	assets earning fixed-rate
interest	weighted	conversion	floor income as of
rate range	average yield	rate (a)	September 30, 2010

3.0 - 3.49%	3.21%	0.57%	$1,819,477
3.5 - 3.99%	3.65%	1.01%	1,855,477
4.0 - 4.49%	4.20%	1.56%	1,456,116
4.5 - 4.99%	4.72%	2.08%	803,727
5.0 - 5.49%	5.25%	2.61%	541,746
5.5 - 5.99%	5.67%	3.03%	327,331
6.0 - 6.49%	6.19%	3.55%	384,992
6.5 - 6.99%	6.70%	4.06%	344,836
7.0 - 7.49%	7.17%	4.53%	120,850
7.5 - 7.99%	7.71%	5.07%	211,468
8.0 - 8.99%	8.16%	5.52%	474,388
> 9.0%%	9.04%	6.40%	280,930
			$8,621,338

(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to variable rate. As of September 30, 2010, the short-term interest rate was 30 basis points.

The following table summarizes the outstanding derivatives instruments as of September 30, 2010 used by the Company to hedge fixed-rate student loan assets.

		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2010	$3,750,000	0.48%
2011	5,750,000	0.54
2012	950,000	1.08
2013	650,000	1.07
2015	100,000	2.26
2020	100,000	3.23

	$11,300,000	0.64%

(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Subsequent to September 30, 2010, the Company entered into additional derivatives to hedge loans earning fixed rate floor income. The following table summarizes these derivatives.

Maturity	Notional Amount	Weighted average fixed rate paid by the Company (a)

2012	$3,000,000	0.54%

(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.

As of September 30, 2010, the Company had $3.2 billion of student loan assets that were eligible to earn variable-rate floor income.

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

The following table presents the Company’s FFELP student loan assets and related funding arranged by underlying indices as of September 30, 2010:

Index	Frequency of Variable Resets	Assets	Debt outstanding that funded student loan assets (a)

3 month H15 financial commercial paper (b)	Daily	$25,181,140	2,049,227
3 month Treasury bill (c)	Varies	1,032,932	—
3 month LIBOR (d)	Quarterly	—	20,349,202
Auction-rate or remarketing (e)	Varies	—	1,172,335
Asset-backed commercial paper (f)	Varies	—	2,829,156
Other (g)		322,361	136,513
		$26,536,433	26,536,433

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of September 30, 2010:

Maturity	Notional Amounts

2021	$250,000
2023	1,250,000
2024	250,000
2028	100,000
2039	150,000
2040	200,000

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

(c)
The Company has used derivative instruments to hedge both the basis and repricing risk on certain student loans in which the Company earns interest based on a treasury bill rate that resets daily and are funded with debt indexed to primarily three-month LIBOR. To hedge these loans, the Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a weekly treasury bill rate plus a spread as defined in the agreement. The following table summarizes these derivatives as of September 30, 2010:

Maturity	Notional Amount

2011	$225,000	(1)

(1) The effective start dates on these derivatives are in October 2010 ($75 million), November 2010 ($75 million), and December 2010 ($75 million).

(d)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(e)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”) or through a remarketing utilizing remarketing agents (“Variable Rate Demand Notes”). As of September 30, 2010, the Company is sponsor on $0.9 billion of Auction Rate Securities and $0.3 billion of Variable Rate Demand Notes.

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

(f)
Asset-backed commercial paper consists of $30.0 million funded in the Company’s FFELP warehouse facility and $2.8 billion funded through the Department’s Conduit Program.  Funding for the Conduit Program is provided by the capital markets at a cost based on market rates.

(g)	Assets include restricted cash and investments and other assets. Debt outstanding includes other debt obligations secured by student loan assets and related collateral.

Financial Statement Impact of Derivative Instruments

The Company recognizes changes in the fair value of derivative instruments currently in earnings unless specific hedge accounting criteria are met. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting; consequently, the change in fair value of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company’s derivatives are included in “derivative market value and foreign currency adjustments and derivative settlements, net” in the Company’s consolidated statements of operations and resulted in income of $73.7 million and expense of $94.5 million for the three and nine months ended September 30, 2010, respectively, and income of $42.2 million and $19.9 million for the three and nine months ended September 30, 2009, respectively.

The following summarizes the derivative settlements included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Settlements:
Average/discrete basis swaps	$—	646	—	11,707
1/3 basis swaps	893	3,071	974	20,473
Interest rate swaps - floor income hedges	(4,040)	(436)	(12,183)	(447)
Interest rate swaps - unsecured debt hedges	(242)	—	(242)	—
Cross-currency interest rate swaps	1,025	1,633	3,243	7,074
Other	(222)	—	(178)	—

Total settlements - (expense) income	$(2,586)	4,914	(8,386)	38,807

Sensitivity Analysis

The following tables summarize the effect on the Company’s earnings, based upon a sensitivity analysis performed by the Company assuming hypothetical increases in interest rates of 100 basis points and 300 basis points while funding spreads remain constant. In addition, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 10 basis points and 30 basis points while holding the asset index constant, if the funding index is different than the asset index. The effect on earnings was performed on the Company’s variable rate assets (including loans earning fixed rate floor income) and liabilities. The analysis includes the effects of the Company’s interest rate and basis swaps in existence during these periods.

	Three months ended September 30, 2010
	Interest Rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(17,036)	(2,867.8)%	$(31,616)	(5,322.6)%	$(6,714)	(1,130.3)%	$(20,141)	(3,390.8)%
Impact of derivative settlements	19,810	3,334.9	59,429	10,004.8	—	—	—	—
Increase (decrease) in net income before taxes	$2,774	467.1%	$27,813	4,682.2%	$(6,714)	(1,130.3)%	$(20,141)	(3,390.8)%
Increase (decrease) in basic and diluted earnings per share	$0.04		$0.35		$(0.09)		$(0.26)

	Three months ended September 30, 2009
	Interest Rates
	Change from increase of			Change from increase of			Asset and funding index mismatches
	100 basis points			300 basis points			Increase of 10 basis points			Increase of 30 basis points
	Dollar	Percent		Dollar	Percent		Dollar	Percent		Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(19,343)	(137.0	) %	$(35,660)	(252.5	) %	$(6,472)	(45.8	) %	$(19,416)	(137.5	) %
Impact of derivative settlements	41	0.3		123	0.9		—	—		—	—
Increase (decrease) in net income before taxes	$(19,302)	(136.7	) %	$(35,537)	(251.6	) %	$(6,472)	(45.8	) %	$(19,416)	(137.5	) %
Increase (decrease) in basic and diluted earnings per share	$(0.23)			$(0.42)			$(0.08)			$(0.23)

	Nine months ended September 30, 2010
	Change from increase of 100 basis points			Change from increase of 300 basis points			Asset and funding index mismatches
	Dollar	Percent		Dollar	Percent		Increase of 10 basis points			Increase of 30 basis points
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(50,582)	(30.5	) %	$(93,219)	(56.1	) %	$(19,193)	(11.5	) %	$(57,580)	(34.6	) %
Impact of derivative settlements	48,163	29.0		144,489	86.9		—	—		—	—
Increase (decrease) in net income before taxes	$(2,419)	(1.5	) %	$51,270	30.8%		$(19,193)	(11.5	) %	$(57,580)	(34.6	) %
Increase (decrease) in basic and diluted earning per share	$(0.03)			$0.65			$(0.24)			$(0.73)

	Nine months ended September 30, 2009
	Change from increase of 100 basis points			Change from increase of 300 basis points			Asset and funding index mismatches
	Dollar	Percent		Dollar	Percent		Increase of 10 basis points			Increase of 30 basis points
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(67,504)	(122.3	) %	$(116,630)	(211.4	) %	$(19,228)	(34.8	) %	$(57,685)	(104.5	) %
Impact of derivative settlements	80	0.1		247	0.2		—	—		—	—
Increase (decrease) in net income before taxes	$(67,424)	(122.2	) %	$(116,383)	(211.2	) %	$(19,228)	(34.8	) %	$(57,685)	(104.5	) %
Increase (decrease) in basic and diluted earning per share	$(0.83)			$(1.44)			$(0.24)			$(0.71)

Foreign Currency Exchange Risk
During 2006, the Company completed separate debt offerings of student loan asset-backed securities that included 420.5 million and 352.7 million Euro-denominated notes with interest rates based on a spread to the EURIBOR index. As a result of this transaction, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The principal and accrued interest on these notes is re-measured at each reporting period and recorded on the Company’s balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the “derivative market value and foreign currency adjustments and derivative settlements, net” in the Company’s consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Re-measurement of Euro Notes	$(106,468)	(39,356)	58,608	(55,979)
Change in fair value of cross-currency derivatives	107,531	44,773	(52,491)	28,871

Total impact to statements of operations - income (expense)	$1,063	5,417	6,117	(27,108)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Change in fair value of derivatives	$73,663	42,182	(94,539)	19,912
Foreign currency transaction adjustment (Euro Notes)	(106,468)	(39,356)	58,608	(55,979)
Derivative settlements, net	(2,586)	4,914	(8,386)	38,807

Derivative market value and foreign currency adjustments and derivative settlements, net	$(35,391)	7,740	(44,317)	2,740

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

General

The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters principally consist of claims by student loan borrowers disputing the manner in which their student loans have been processed and disputes with other business entities. In addition, from time to time the Company receives information and document requests from state or federal regulators concerning its business practices. The Company cooperates with these inquiries and responds to the requests. While the Company cannot predict the ultimate outcome of any inquiry or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations. Other than as specifically discussed below, on the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company’s management that the disposition or ultimate determination of these claims, lawsuits, and proceedings will not have a material adverse effect on the Company’s business, financial position, or results of operations.

Regulatory Reviews

The Department of Education periodically reviews participants in the FFELP for compliance with program provisions.  On June 28, 2007, the Department notified the Company that it would be conducting a review of the Company’s practices in connection with the prohibited inducement provisions of the Higher Education Act and the associated regulations that allow borrowers to have a choice of lenders.  The Company understands that the Department selected several schools and lenders for review.  The Company responded to the Department’s requests for information and documentation and cooperated with their review.  On May 1, 2009, the Company received the Department’s preliminary program review report, which covered the Department’s review of the period from October 1, 2002 to September 30, 2007.  The preliminary program review report contained certain initial findings of noncompliance with the Higher Education Act’s prohibited inducement provisions and required that the Company provide an explanation for the basis of the arrangements noted in the preliminary program review report. The Company responded and provided an explanation for the basis of the arrangements noted in the Department’s initial findings, and on September 3, 2010, the Department issued a Final Program Review Determination letter, advising the Company it would not take further action with respect to six of the seven initial findings, deeming the Company’s responses to those findings sufficient to resolve the initial questions.  With respect to the remaining initial finding, the Department alleged a violation of the prohibited inducements provisions regarding the Company’s relationship with one higher education institution in 2006-07 and indicated that it intended to assess a fine of $27,500, the statutory penalty for such violations.  The Company is confident its practices complied with applicable law and the Department’s guidance on applicable law, but in order to resolve the remaining issue, on October 28, 2010, the Company entered into a Settlement Agreement and Release with the Department, pursuant to which the Company denied any liability or violation of law, agreed not to appeal the Department’s decision, and agreed to pay the Department $27,500 in settlement of the matter.

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

An original complaint in the action was filed under seal in the U.S. District Court for the Eastern District of Virginia on September 21, 2007, and was unsealed on August 26, 2009 upon the government’s filing of a Notice of Election to Decline Intervention in the matter.  The First Amended Complaint (the “Oberg Complaint”) was filed on August 24, 2009, and alleged the defendant student loan lenders submitted false claims for payment to the Department of Education in order to obtain special allowance payments on certain student loans at a rate of 9.5%, which the Oberg Complaint alleged were in excess of amounts permitted by law.

The Oberg Complaint alleged that approximately $407 million in unlawful 9.5% special allowance payment claims were submitted by the Company,  and sought a judgment against the defendants in the amount of three times the amount of damages sustained by the government in connection with the alleged overbilling by the defendants for special allowance payments, as well as civil penalties.

The 9.5% special allowance payments received by the Company were disclosed by the Company on multiple occasions beginning in 2003.  In January 2007, the Company entered into a settlement agreement with the Department of Education to resolve an audit report by the Office of Inspector General of the Department of Education with respect to the Company’s student loan portfolio receiving special allowance payments at a minimum 9.5% interest rate.  The settlement agreement with the Department contains an acknowledgment by the Department of Education that the dispute with the Company in connection with billings for 9.5% interest was in good faith.

On August 13, 2010, the Company reached an agreement in principle to resolve the Oberg Complaint, subject to the final approval of the Department of Justice (“Justice”) and the finalization of a formal binding settlement agreement.  The approval by Justice, finalization of the settlement agreement, and dismissal of the Oberg Complaint by the Court, were completed on October 25, 2010.  The Company recorded a $55.0 million pre-tax charge during the third quarter of 2010 related to the settlement. The Company expects that the Internal Revenue Service (the “IRS”) will review the settlement agreement as part of its normal procedures for settlements with government agencies, to determine if the payments are deductible as ordinary and necessary business expenses. While the Company believes that the payments are fully deductible under the applicable tax law, the IRS may not agree with that position.

The Company believed it had strong defenses to the Oberg Complaint, but entered into the settlement agreement in order to eliminate the uncertainty, distraction, and expense of a trial.

United States ex rel Vigil v. Nelnet, Inc. et al

On November 4, 2009, the Company was served with a Summons and Third Amended Complaint naming the Company as one of three defendants in an unrelated qui tam action brought by Rudy Vigil (the “Vigil Complaint”). This matter was filed under seal in the U.S. District Court for the District of Nebraska on July 11, 2007 and was unsealed on October 15, 2009 following the government’s notice that it declined to intervene in the matter. The Vigil Complaint, filed by a former employee of the Company, appeared to allege that the Company engaged in false advertising and offered prohibited inducements to student loan borrowers in order to increase the Company’s loan holdings, and subsequently submitted false claims to the Department of Education in order to obtain special allowance payments and default claim payments on such loans. The Company filed a Motion to Dismiss the Vigil Complaint, and on April 1, 2010, the Court granted the Motion, dismissing the Vigil Complaint with prejudice.

On April 7, 2010, Mr. Vigil filed a Notice of Appeal of the Court’s Order of Dismissal.  On June 9, 2010 Mr. Vigil filed his appeal brief with the United States Court of Appeals for the Eighth Circuit (“Appeals Court”).  The Company filed its responsive brief on July 8, 2010 and Mr. Vigil filed his reply brief on August 2, 2010.  A date has not been set by the Appeals Court for oral argument.

The Company believes it has strong defenses to the Vigil Complaint and will continue to vigorously contest the matter. Due to the uncertainty, costs, and risks inherent in the litigation process, the Company cannot predict the ultimate outcome or resolution.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in response to Item 1A of Part I of such Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the third quarter of 2010 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs (2) (3)	or programs (4)

July 1 - July 31, 2010	4,349	$19.03	3,905	5,975,273
August 1 - August 31, 2010	391,762	21.11	391,762	5,439,099
September 1 - September 30, 2010	788,150	23.17	787,165	4,581,404
Total	1,184,261	$22.47	1,182,832

(1)
The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below; (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares; and (iii) shares purchased pursuant to the 2006 ESLP discussed in footnote (3) below, of which there were none for the months of July, August, and September 2010, respectively.  Shares of Class A common stock purchased pursuant to the 2006 Plan were 3,905 shares, 391,762 shares, and 787,165 shares in July, August, and September 2010, respectively, including (a) 785 shares, 1,762 shares, and 565 shares purchased in July, August, and September 2010, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares; and (b) 3,120 shares, 0 shares, and 0 shares purchased in July, August, and September 2010, respectively, upon the cancellation of certain employee stock purchase loans under the 2006 ESLP.  Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 444 shares, 0 shares, and 985 shares in July, August, and September 2010, respectively.  Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

As of	Maximum number of shares that may yet be purchased under the 2006 Plan (A)	Approximate dollar value of shares that may yet be purchased under the 2006 ESLP (B)	Closing price on the last trading day of the Company's Class A Common Stock (C)	(B / C) Approximate number of shares that may yet be purchased under the 2006 ESLP (D)	(A + D) Approximate number of shares that may yet be purchased under the 2006 Plan and 2006 ESLP
July 31, 2010	4,167,237	36,450,000	20.16	1,808,036	5,975,273
August 31, 2010	3,775,475	36,450,000	21.91	1,663,624	5,439,099
September 30, 2010	2,988,310	36,450,000	22.88	1,593,094	4,581,404

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

The supplemental indenture for the Company’s $200.0 million aggregate principal amount of Hybrid Securities issued in September 2006 provides that so long as any Hybrid Securities remain outstanding, if the Company gives notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing, then the Company will not, and will not permit any of its subsidiaries to:

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

 ITEM 6.  EXHIBITS

10.1
Settlement Agreement, made and entered into by and between the United States of America, acting through to Commercial Litigation Branch of the United States Department of Justice and on behalf of the United States Department of Education, Nelnet, Inc., Nelnet Education Loan Funding, Inc., and Jon H. Oberg, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 29, 2010 and incorporated herein by reference.

10.2*	Thirteenth Amendment of Amended and Restated Participation Agreement, dated as of September 1, 2010, by and between Union Bank and Trust Company and National Education Loan Network, Inc.

10.3*	Guaranteed Purchase Agreement, dated as of September 1, 2010, by and between Nelnet, Inc. and Union Bank and Trust Company.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date: November 9, 2010	By:	/s/ MICHAEL S. DUNLAP
	Name:	Michael S. Dunlap
	Title:	Chairman and Chief Executive Officer

	By:	/s/ TERRY J. HEIMES
	Name:	Terry J. Heimes
	Title:	Chief Financial Officer