Form 10-K
period 2010-12-31
NELNET INC
filed 2011-03-03
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___ .
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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the registrant’s Class A Common Stock on that date of $19.28 per share, was $535,442,039. For purposes of this calculation, the registrant’s directors, executive officers, and greater than 10 percent shareholders are deemed to be affiliates.

As of January 31, 2011, there were 36,842,762 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by a wholly owned subsidiary).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed for its 2011 Annual Meeting of Shareholders, scheduled to be held May 26, 2011, are incorporated by reference into Part III of this Form 10-K.

NELNET, INC.
FORM 10-K

This report contains forward-looking statements and information that are based on management’s current expectations as of the date of this document.  Statements that are not historical facts, including statements about the Company’s plans and expectations for future financial condition, results of operations or economic performance, or that address management’s plans and objectives for future operations, and statements that assume or are dependent upon future events, are forward-looking statements.  The words “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “assume,” “forecast,” “will,” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements.

The forward-looking statements are based on assumptions and analyses made by management in light of management’s experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances.  These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements.  These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this report, and include such risks and uncertainties as:

•
risks related to the Company’s student loan portfolio, such as interest rate basis and repricing risk resulting from the fact that the interest rate characteristics of the Company’s student loan assets do not match the interest rate characteristics of the funding for those assets, the risk of loss of floor income on certain student loans originated under the Federal Family Education Loan Program (the “FFEL Program” or “FFELP”) of the U.S. Department of Education (the “Department”), risks related to the use of derivatives to manage exposure to interest rate fluctuations, and potential losses from loan defaults, changes in prepayment rates, guaranty rates, loan floor rates, and credit spreads;

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

•
risks from changes in the student loan and educational credit marketplace resulting from the implementation of, or changes in, applicable laws and regulations, including the discontinuance of private sector student loan originations under the FFEL Program effective July 1, 2010, and the Company’s ability to maintain its loan servicing contract with the Department of Education to service federally-owned student loans and to comply with servicing agreements with third party customers for the service of loans under the Federal Direct Loan and FFEL Programs;

•	risks from changes in the demand or preferences for educational financing and related services by educational institutions, students, and their families;

•	uncertainties inherent in forecasting future cash flows from student loan assets and related asset-backed securitizations;

•	risks associated with litigation, complex government regulations, changes in general economic and credit market conditions, and related party transactions; and

•	uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company’s consolidated financial statements.

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

PART I.

ITEM 1. BUSINESS

Overview

Nelnet, Inc. (the “Company”) is an innovative education services company focused primarily on providing fee-based processing services and quality education-related products and services in four core areas: loan financing, loan servicing, payment processing, and enrollment services (education planning). These products and services help students and families plan, prepare, and pay for their education and make the administrative and financial processes more efficient for schools and financial organizations.  In addition, the Company earns net interest income on a portfolio of federally insured student loans.  Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.

The Company was formed as a Nebraska corporation in 1977 to service federal student loans for two local banks. The Company built on this initial foundation as a servicer to become a leading originator, holder, and servicer of federal student loans, principally consisting of loans originated under the FFEL Program (a detailed description of the FFEL Program is included in Appendix A to this report). To reduce its reliance on the net interest margin on student loans, the Company has significantly diversified and increased its fee-based education-related services.

The Company had certain business objectives in place during 2010 that included:

•	Continuing to grow and diversify fee-based revenue
•	Managing operating costs
•	Maximizing the value of its existing student loan portfolio
•	Using financial strength and liquidity to capitalize on market opportunities

Achieving these business objectives, as well as significant legislation changes in the student loan industry as discussed below, has impacted and will continue to impact the financial condition and operating results of the Company.  See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” for additional information on the financial impact related to these items.

Customers

The Company serves several different groups of customers including:

•	Students and families
•	Colleges and universities, specifically financial aid, business, and admissions offices
•	Private, faith-based, and other K-12 institutions
•	Lenders, servicers, and state agencies in education finance
•	Government entities

An increase in the size of the education market generally increases the demand for the Company’s products and services.  As shown in the chart below, total student enrollment is projected to continue to grow for many years.  An increasing number of students are pursuing a higher education, often with the help of financial aid by the federal government, for whom the Company services loans. In addition, as the education market continues to grow, often with budget and funding concerns, schools have an increasing need to become more efficient, offer consistent and quality services, and recruit and retain students.

(1)	Source: Digest of Education Statistics 2009, National Center for Education Statistics, U.S. Department of Education, March 2010, NCES 2010-020

Operating Segments

The Company operates as four distinct operating segments with several different brands.  The Company’s operating segments offer a broad range of services designed to simplify education planning and financing for students and families and the administrative and financial processes for schools and financial institutions.  The Company’s operating segments include:

•	Student Loan and Guaranty Servicing
•	Referred to as Nelnet Diversified Solutions (“NDS”)
•	Focused on student loan servicing, student loan servicing-related technology solutions, and outsourcing services for guaranty agencies
•	Includes the brands Nelnet Loan Servicing, Firstmark Services, Nelnet Guarantor Solutions, and 5280 Solutions

•	Tuition Payment Processing and Campus Commerce
•	Commonly known as Nelnet Business Solutions (“NBS”)
•	Focused on payment processing
•	Includes the brand FACTS Management

•	Enrollment Services
•	Commonly called Nelnet Enrollment Solutions (“NES”)
•	Focused on education planning and enrollment-related services, including interactive marketing
•	Includes the brands CUnet, Peterson’s, EssayEdge, and Student Marketing Group

•	Asset Generation and Management
•	Includes the acquisition and management of the Company’s student loan assets

Recent Developments – Legislation

The Company has historically ranked among the nation’s leaders in terms of total student loan assets originated, held, and serviced, principally consisting of loans originated under the FFEL Program.

On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act of 2010”).  Effective July 1, 2010, this law prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program.  The new law does not alter or affect the terms and conditions of existing FFELP loans.

As a result of the Reconciliation Act of 2010, the Company no longer originates new FFELP loans. In addition, net interest income on the Company’s existing FFELP loan portfolio, as well as fee-based revenue from guarantee and third party FFELP servicing and education loan software licensing and consulting fees related to the FFEL Program, will decline over time as the Company’s and the Company’s customers’ FFELP loan portfolios are paid down.

Due to the legislative changes in the student loan industry, the Company believes there will be opportunities to purchase FFELP loan portfolios and/or expand its current level of guarantee and third party FFELP servicing volume on behalf of current FFELP participants looking to adjust their FFELP businesses.  In addition, as discussed below, in June 2009, the Department awarded a servicing contract to the Company to service federally-owned student loans originated under the Federal Direct Loan Program.  In addition, the Company is offering a hosted servicing software solution to third parties that can be used by third parties to service various types of student loans including Federal Direct Program and FFEL Program loans.  Currently, the Company has agreements with third parties, including a contract with an incumbent Direct Loan Program service provider, to add more than 12 million borrowers to its hosted servicing software solution by the end of 2011.

Segment Operating Results

The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Management evaluates the Company’s generally accepted accounting principles (“GAAP”) based financial information as well as operating results on a non-GAAP performance measure referred to as “base net income.” Management believes “base net income” provides additional insight into the financial performance of the core operations. For further information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company includes separate financial information about its operating segments, including revenues, net income or loss, and total assets for each of the Company’s segments, for the last three fiscal years in note 15 of the notes to the consolidated financial statements included in this report.

In recent years, the Company has expanded products and service offerings from businesses that are not dependent upon the FFEL Program, thereby reducing legislative and political risk related to the education lending industry. These products and services generate fee-based revenue. The following chart summarizes the percent of external revenue earned by the Company’s operating segments when excluding Corporate Activity and Overhead and fixed rate floor income included in the Asset Generation and Management operating segment.  Excluding Corporate Activity and Overhead and fixed rate floor income provides better comparability of revenue recognized from the Company’s operating segments’ external customers during the years presented. The majority of external revenue included in Corporate Activity and Overhead is interest expense on unsecured corporate debt offset by income earned on certain investment activities. Fixed rate floor income is subject to changes in interest rates, which is a factor beyond the Company’s control.  The amount of fixed rate floor income was significant during each of 2010 and 2009 due to historically low interest rates. (See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk,” for further detail related to the Company’s fixed rate floor income.)

The following chart also shows the contribution of revenue earned from operating segments that generate fee-based revenue and includes a reconciliation to total external revenue by operating segment as presented on the following page.

External revenue (dollars in thousands):
	Year ended December 31,
	2010		2009		2008
Fee-based segments	$359,172	57.8%	$305,546	64.0%	$287,749	52.7%
Asset Generation and Management
(excluding fixed rate floor income)	262,189	42.2	172,075	36.0	257,915	47.3

Subtotal	621,361	100.0%	477,621	100.0%	545,664	100.0%

Fixed rate floor income	132,243		145,098		37,457
Corporate Activity and Overhead	(7,182)		(18,417)		(32,180)

Total	$746,422		$604,302		$550,941

The following tables summarize the Company’s revenues by operating segment (dollars in thousands):

	Year ended December 31, 2010
	External		Intersegment		As reported by segment
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Student Loan and Guaranty Servicing	$159,419	21.4%	$85,342	100.0%	$244,761	29.4%
Tuition Payment Processing and Campus Commerce	59,856	8.0	—	—	59,856	7.2
Enrollment Services	139,897	18.7	—	—	139,897	16.8

Total revenue from fee-based segments	359,172	48.1	85,342	100.0	444,514	53.4

Asset Generation and Management	394,432	52.8	(4,370)	(5.1)	390,062	46.8

Corporate Activity and Overhead	(7,182)	(0.9)	4,370	5.1	2,812	(0.2)

Total revenue	$746,422	100.0%	$85,342	100.0%	$831,764	100.0%

	Year ended December 31, 2009
	External		Intersegment		As reported by segment
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Student Loan and Guaranty Servicing	$132,193	21.9%	$85,048	100.0%	$217,241	31.6%
Tuition Payment Processing and Campus Commerce	53,956	8.9	—	—	53,956	7.8
Enrollment Services	119,397	19.8	—	—	119,397	17.3

Total revenue from fee-based segments	305,546	50.6	85,048	100.0	390,594	56.7

Asset Generation and Management	317,173	52.4	(2,003)	(2.4)	315,170	45.7

Corporate Activity and Overhead	(18,417)	(3.0)	2,003	2.4	(16,414)	(2.4)

Total revenue	$604,302	100.0%	$85,048	100.0%	$689,350	100.0%

	Year ended December 31, 2008
	External		Intersegment		As reported by segment

	Dollars	Percent	Dollars	Percent	Dollars	Percent

Student Loan and Guaranty Servicing	$125,446	22.8%	$77,957	100.0%	$203,403	32.4%
Tuition Payment Processing and Campus Commerce	49,844	9.0	—	—	49,844	7.9
Enrollment Services	112,459	20.4	—	—	112,459	17.9

Total revenue from fee-based segments	287,749	52.2	77,957	100.0	365,706	58.2

Asset Generation and Management	295,372	53.6	(2,190)	(2.8)	293,182	46.6

Corporate Activity and Overhead	(32,180)	(5.8)	2,190	2.8	(29,990)	(4.8)

Total revenue	$550,941	100.0%	$77,957	100.0%	$628,898	100.0%

Fee-Based Operating Segments

Student Loan and Guaranty Servicing

The five primary service offerings of this operating segment and each one’s percentage of total Student Loan and Guaranty Servicing revenue during 2010, are as follows:

•	Originating and servicing FFEL Program loans (50%)
•	Servicing federally-owned student loans for the Department of Education (12%)
•	Originating and servicing non-federally insured student loans (4%)
•	Servicing and outsourcing services for guaranty agencies (26%)
•	Student loan servicing software and other information technology products and services (8%)

The following chart summarizes the Company’s loan and guarantee servicing volumes (dollars in millions):
Company Owned	$24,136	$23,139	$24,378	$26,351	$26,183	$23,727

% of total	67.3%	61.6%	56.7%	55.3%	47.0%	38.6%

Number of borrowers:

Government
servicing:	—	441,913	1,055,896	1,530,308	2,510,630	2,804,502

FFELP
servicing:	2,266,866	2,311,558	2,327,016	2,329,150	2,227,288	1,912,748

Total:	2,266,866	2,753,471	3,382,912	3,859,458	4,737,918	4,717,250

As discussed under “Recent Developments – Legislation,” revenue from guarantee and third party FFELP servicing and education loan software licensing and consulting fees related to the FFEL Program will decline over time as the Company’s and the Company’s customers’ FFELP loan portfolios are paid down.  However, these decreases will be partially made up by the increase in revenue earned by the Company for servicing loans for the Department.  In addition, the Company is offering a hosted servicing software solution to third parties that can be used by third parties to service various types of student loans including Federal Direct Program and FFEL Program loans.  Currently, the Company has agreements with third parties, including a contract with an incumbent Direct Loan Program service provider, to add more than 12 million borrowers to its hosted servicing software solution by the end of 2011.

The following provides an overview of each service offering included in this operating segment.

Originating and servicing FFEL Program loans

The Student Loan and Guaranty Servicing operating segment provides for the servicing of the Company’s student loan portfolio and the portfolios of third parties. The loan servicing activities include loan origination activities, loan conversion activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company’s portfolio in addition to generating external fee revenue when performed for third party clients.

The Company’s student loan servicing division uses proprietary systems to manage the servicing process. These systems provide for automated compliance with most of the federal student loan regulations adopted under Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”).

The Company serviced FFELP loans on behalf of approximately 56 third party servicing customers as of December 31, 2010. The Company’s FFELP servicing customers include national and regional banks, credit unions, and various state and non-profit secondary markets. The majority of the Company’s external FFELP loan servicing activities are performed under “life of loan” contracts. Life of loan servicing essentially provides that as long as the loan exists, the Company shall be the sole servicer of that loan; however, the agreement may contain “deconversion” provisions where, for a fee, the lender may move the loan to another servicer. In recent years, the Company has experienced a reduction of third party servicing customers and servicing volume as customers shift volume to another service provider or exit the FFEL Program completely.

Servicing federally-owned student loans for the Department of Education

In June 2009, the Company was one of four private sector companies awarded a student loan servicing contract by the Department of Education to provide additional servicing capacity for loans owned by the Department. These loans include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department.  The contract spans five years, with one five-year renewal at the option of the Department. In September 2009, the Department began assigning FFELP purchased loans to the four servicers. Beginning with the second year of servicing in June 2010, the Department began allocating new loan volume originated under the Federal Direct Loan Program among the four servicers based on five equally weighted performance metrics.

•
Three metrics measure the satisfaction among separate customer groups, including borrowers, financial aid personnel at postsecondary schools participating in the federal student loan program, and Federal Student Aid and other federal agency personnel or contractors who work with the servicers.

•	Two performance metrics measure the success of default prevention efforts as reflected by the percentage of borrowers and percentage of dollars in each servicer’s portfolio that go into default.

Based on the first year of survey results, the Company will be allocated 16% of the new loan volume originated by the Department for the period from August 15, 2010 through August 14, 2011 (the second year of the servicing contract). The Department projects it will originate new loans for 6 million borrowers in total during the second year of this contract, which will then be allocated to the four servicers. As of December 31, 2010, the Company was servicing $30.3 billion of loans for 2.8 million borrowers under this contract. During 2010, the Company earned $29.9 million in revenue under this contract.

Management believes it is important to provide exceptional customer service at a reasonable price in order to increase the Company’s servicing volume; therefore, the Company has focused and will continue to focus heavily on customer service-related projects, efficiencies, and technology development to improve its allocation in future years of the contract.

Originating and servicing non-federally insured student loans

This operating segment also provides origination and servicing activities for non-federally insured loans. Although similar in terms of activities and functions (i.e., disbursement processing, application processing, payment processing, statement distribution, and reporting), non-federally insured loan servicing activities are not required to comply with provisions of the Higher Education Act and may be more customized to individual client requirements. The Company serviced non-federally insured loans on behalf of approximately 15 third party servicing customers as of December 31, 2010.

Servicing and outsourcing services for guaranty agencies

This operating segment also provides servicing support for guaranty agencies, which are the organizations that serve as the intermediary between the U.S. federal government and FFELP lenders, and are responsible for paying the claims made on defaulted loans. The Department has designated 26 guarantors that have been formed as either state agencies or non-profit corporations that provide FFELP guaranty services in one or more states. Approximately half of these guarantors contract externally for operational or technology services. The services provided by the Company include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services.

The Company’s four guaranty servicing customers include Tennessee Student Assistance Corporation, College Assist (which is the Colorado state-designated guarantor of FFELP student loans), National Student Loan Program, and the Higher Education Assistance Commission of New York.

Student loan servicing software and other information technology products and services

This operating segment also develops student loan servicing software, which is used internally by the Company and also licensed to third party student loan holders and servicers. In addition, this operating segment provides information technology products and services, with core areas of business in educational loan software solutions, technical consulting services, and enterprise content management solutions. In addition, the Company is offering a hosted servicing software solution to third parties that can be used by third parties to service various types of student loans including Federal Direct Program and FFEL Program loans.  Currently, the Company has agreements with third parties, including a contract with an incumbent Direct Loan Program service provider, to add more than 12 million borrowers to its hosted servicing software solution by the end of 2011.

The Company’s clients within the education loan marketplace include large and small financial institutions, secondary markets, loan originators, and loan servicers. A significant portion of the software and technology services business were dependent on the existence of and participants in the FFEL Program. The elimination of the FFEL Program reduced education loan software licensing opportunities and related consulting fees received from lenders using the Company’s software products and services. However, because the efficient, scalable, and compliant software services all student loans, the Company has leveraged the opportunity to provide software hosting services to third parties, including the non-profit organizations that may begin servicing Federal Direct Loan Program loans for the Department as allowed per the provisions of the Reconciliation Act of 2010.

Competition

The Company’s scalable servicing platform allows it to provide compliant, efficient, and reliable service at a low cost, giving the Company a competitive advantage over others in the industry for all of this segment’s services.

Loan servicing

The principal competitor for existing and prospective FFELP and non-federally insured student loan servicing business is SLM Corporation, the parent company of Sallie Mae. Sallie Mae is the largest for-profit provider of servicing functions, as well as one of the largest service providers of non-federally insured student loans.

With the elimination of the FFEL Program, four servicers, including the Company, were named by the Department as servicers of federally owned loans. The three competitors for gaining future servicing volume from the Department include Great Lakes Educational Loan Services Inc. (“Great Lakes”), Pennsylvania Higher Education Assistance Agency (“PHEAA”), and Sallie Mae.

In addition, non-profit organizations may also service loans for up to 100,000 borrower accounts on behalf of the Department in the future. The ability of the non-profit organizations to retain or increase their borrower accounts will depend upon their ability to maintain compliance and meet performance requirements under their agreement with the Department.  The non-profit organizations will have their performance measured by the Department using the same performance metrics as described previously for the four private sector companies awarded a servicing contract in June 2009.  If a non-profit organization servicing score is equal to or higher than that of the lowest score for each of the four new Federal Direct Loan Program servicers for each of the five performance metrics, the non-profit organization will be allowed to compete with the current Federal Direct Loan Program servicers for a percentage of new borrowers for the next allocation year.

Guaranty servicing

The Company believes the number of guaranty agencies contracting for technology services will increase as a result of existing deficient or outdated systems. Since there is a finite universe of clients, competition for existing and new contracts is considered high. Agencies may choose to contract for part or all of their services, and the Company believes its products and services are competitive. To enhance its competitiveness in this market, the Company continues to focus on service quality and technological enhancements. With the elimination of the FFEL Program, these services will continue for agencies’ existing portfolios, but no new portfolios will be created.

Software and technology

The Company is one of the leaders in the education loan software processing industry. Many lenders in the FFEL Program utilize the Company’s software either directly or indirectly. Management believes the Company’s competitors in this segment are much smaller than the Company and do not have the depth of knowledge or products offered by the Company. The Company’s primary method of competition in this segment is based on its depth of knowledge, experience, and product offerings in the education loan industry.

Tuition Payment Processing and Campus Commerce

The Company’s Tuition Payment Processing and Campus Commerce operating segment provides products and services to help students and families manage the payment of education costs at all levels (K-12 and higher education).  It also provides innovative education-focused technologies, services, and support solutions to help schools with the everyday challenges of collecting and processing commerce data.

K-12

The K-12 market consists of nearly 30,000 private and faith-based educational institutions nationally. In the K-12 market the Company offers tuition management services as well as assistance with financial needs assessment, enrollment management, and donor management.

The Company is the market leader, having actively managed tuition payment plans in place at approximately 4,500 K-12 educational institutions.  Tuition management services include payment plan administration, ancillary billing, accounts receivable management, and record keeping. K-12 educational institutions contract with the Company to administer deferred payment plans where the institution allows the responsible party to make monthly payments over 6 to 12 months. The Company collects a fee from either the institution or the payer as an administration fee.

The Company’s financial needs assessment service helps K-12 schools evaluate and determine the amount of grants and financial aid to disburse to the families it serves. Through the Company’s enrollment management services, private and faith-based schools update forms, coordinate mailings, compile enrollment packets, perform data entry, and complete additional administrative tasks. The Company’s donor services allow schools to assess and deliver strategic fundraising solutions using the latest technology.

Higher education

The Company offers two principal products to the higher education market: actively managed tuition payment plans and campus commerce technologies and payment processing.

The Company has actively managed tuition payment plans in place at approximately 700 colleges and universities. Higher education institutions contract with the Company to administer deferred payment plans where the institution allows the student and family to make monthly payments on either a semester or annual basis. The Company collects a fee from either the institution or the payer as an administration fee.

The Company’s suite of campus commerce solutions provides services that allow for families’ electronic billing and payment of campus charges. Campus commerce includes cashiering for face-to-face transactions, campus-wide commerce management, and refunds, among others. The Company earns revenue for these e-billing, hosting/maintenance, credit card convenience fees, and e-payment transaction fees, which are powered by the Company’s QuikPAY system, a secure payment processing engine.

QuikPAY is sold as a subscription service to colleges and universities. QuikPAY processes payments through the appropriate channels in the banking or credit card networks to make deposits into the client’s bank account. It can be further deployed to other departments around campus as requested (e.g., application fees, alumni giving, parking, events, etc.). Approximately 320 college and university campuses use the QuikPAY system.

Competition

The Company is the largest provider of tuition management services to the private and faith-based K-12 market in the United States. Competitors include banking companies, tuition management providers, financial needs assessment providers, accounting firms, and a myriad of software companies.

In the higher education market, the Company targets business offices at colleges and universities. In this market, the primary competition is limited to three campus commerce and tuition payment providers, as well as solutions developed in-house by colleges and universities.

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

Enrollment Services

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students (interactive and list marketing services) and helping students plan and prepare for life after high school (publishing services and resource centers). Interactive marketing products and services include agency of record services, qualified inquiry generation, pay per click, and other marketing management, along with school operations consulting and call center solutions. The majority of interactive marketing revenue is derived from fees which are earned through the delivery of qualified inquiries or clicks provided to colleges and universities. List marketing services include providing lists to help higher education institutions and businesses reach the middle school, high school, college bound high school, college, and young adult market place. Publishing services include test preparation study guides, school directories and databases, and career exploration guides.  Resource centers include online courses, scholarship search and selection data, career planning, and on-line information about colleges and universities.

The Company delivers products and services in this segment through four primary customer channels: higher education, corporate and government, K-12, and direct-to-consumer/customer service.  Many of the Company’s products in this segment are electronically transmitted or distributed online; however, products such as test preparation study guides, school directories, and career exploration guides are also distributed as printed materials.

Competition

In this segment, the primary areas in which the Company competes are: interactive marketing, test preparation study guides and online courses, and admissions consulting (call center services).

There are several large competitors in the areas of inquiry generation and test preparation, but the Company does not believe any one competitor has a dominant position in all of the product and service areas offered by the Company.  The Company has seen increased competition in the area of call center operations, including outsourced inquiry validation, as other companies have recognized the potential in this market.

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

Legislation

Certain provisions in recently promulgated regulations under the Higher Education Act could have an impact on the Company’s Enrollment Services operating segment, as a result of its services provided to for-profit schools.  The Higher Education Act provides that to be eligible to participate in Federal student financial aid programs, an educational institution, including for-profit schools, must enter into a program participation agreement with the Secretary of the Department of Education. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments to any individual or entity engaged in recruiting or admission activities. Previous regulations promulgated under the Higher Education Act specified a number of types of compensation, or “safe harbors,” that did not constitute incentive compensation in violation of this agreement. One of those safe harbors permitted an institution to award incentive compensation for Internet-based recruitment and admission activities. The Department of Education’s newly issued regulations repeal all existing safe harbors regarding incentive compensation in recruiting, though exempting click-based payments to third parties for the provision of internet generated student contact information. Additionally, the regulations include misrepresentation standards for advertisements, offers, and communications presented to prospective students, with associated penalties for noncompliance with these standards. The regulations are effective July 1, 2011.

Approximately 95% of interactive marketing revenue included in this segment is generated from for-profit schools. These regulations may subject the Company to greater risk of liability and may increase the Company’s costs of compliance with these regulations or limit the Company’s ability to serve for-profit schools. In addition, these regulations could negatively impact enrollment at for-profit schools, which could adversely affect interactive marketing revenue.

Additionally, the Department has proposed certain regulations referred to as the Gainful Employment regulations, which would exclude career education programs from receiving federal student financial aid if they do not meet certain debt-to-income and student loan repayment measures. The Gainful Employment regulations are not final, and as proposed will not directly regulate the activities performed by the Company.  However, if the Gainful Employment regulations become final, the regulations could negatively impact enrollment at for-profit schools, which could adversely affect interactive marketing revenue.

Asset Generation and Management Operating Segment

The Asset Generation and Management Operating Segment includes the acquisition, management, and ownership of the Company’s student loan assets, which has historically been the Company’s largest product and service offering. The Company generates a substantial portion of its earnings from the spread, referred to as the Company’s student loan spread, between the yield it receives on its student loan portfolio and the costs associated with originating, acquiring, and financing its portfolio. In addition to the student loan portfolio, all costs and activity associated with the generation of assets, administration of those assets, and maintenance of the debt transactions are included in this segment.

Student loans consist of federally insured student loans and non-federally insured student loans.  Federally insured student loans are made under the FFEL Program.  The Company’s portfolio of federally insured student loans is subject to minimal credit risk as these loans are guaranteed by the Department at levels ranging from 97% to 100%.  Substantially all of the Company’s loan portfolio (99% as of December 31, 2010) is federally insured.  The Company’s portfolio of non-federally insured loans is subject to credit risk similar to other consumer loan assets.

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

Legislation

As discussed previously, as a result of the Reconciliation Act of 2010, the Company no longer originates new FFELP loans. Net interest income in the Company’s existing FFELP loan portfolio will decline over time as the portfolio is paid down.

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

Based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, as of December 31, 2010, the Company expects future undiscounted cash flows from its portfolio to be approximately $1.61 billion. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department of Education’s Conduit Program or other warehouse facilities. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” for further details related to the estimated future cash flow from the Company’s portfolio.

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

(a)
The interest earned on the majority of the Company’s FFELP student loan assets is indexed to the three-month commercial paper index. The Company funds the majority of its assets with three-month LIBOR indexed floating rate securities. The relationship between these two indices has a significant impact on student loan spread. This table (the right axis) shows the difference between the average three-month LIBOR and commercial paper indices.

As reflected in the previous table, the Company’s core and variable student loan spread increased in 2010 compared with 2009.  The Company’s variable student loan spread increased in 2010 as a result of the tightening of the commercial paper rate, which is the primary rate the Company earns on its student loan portfolio, and the LIBOR rate, which is the primary rate the Company pays to fund its student loan assets.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core spread follows.

	Year ended December 31,
	2010	2009

Fixed rate floor income, gross	$151,861	147,107

Derivative settlements (a)	(19,618)	(2,009)

Fixed rate floor income, net	$132,243	145,098

Fixed rate floor income
contribution to spread, net	0.52%	0.58%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2010 and 2009 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

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

Competition

There were two loan delivery programs that provided federal government guaranteed student loans: the FFELP and the Federal Direct Loan Program. FFELP loans were provided by private sector institutions and are ultimately guaranteed by the Department, except for the risk sharing loss, as discussed previously. Federal Direct Loan Program loans are provided to borrowers directly by the Department on terms similar to student loans historically provided under the FFELP.

As discussed previously, as a result of the Reconciliation Act of 2010, effective July 1, 2010, this law prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program.  The new law does not alter or affect the terms and conditions of existing FFELP loans.

Intellectual Property

The Company owns numerous trademarks and service marks (“Marks”) to identify its various products and services. As of December 31, 2010, the Company had seven pending and 86 registered Marks. The Company actively asserts its rights to these Marks when it believes infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. Each of the Marks has, upon registration, an indefinite duration so long as the Company continues to use the Mark on or in connection with such goods or services as the Mark identifies. In order to protect the indefinite duration, the Company makes filings to continue registration of the Marks. The Company owns one patent application that has been published, but has not yet been issued and has also actively asserted its rights thereunder in situations where the Company believes its claims may be infringed upon. The Company owns many copyright-protected works, including its various computer system codes and displays, Web sites, books and other publications, and marketing collateral. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company’s software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company’s intellectual property.

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

Employees

As of December 31, 2010, the Company had approximately 2,200 employees. None of the Company’s employees are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its employees, and the Company believes that relations with its employees are good.

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

ITEM 1A. RISK FACTORS

We operate our business in a highly competitive and regulated environment.  We are subject to business risks including, but not limited to, operating in markets that are highly competitive, negative publicity and reputation damage, and the impact of a sustained economic downturn. This risk factors section highlights specific risks that could affect us.  Although this section attempts to highlight key risk factors, other risks may emerge at any time and we cannot predict all risks or estimate the extent to which they may affect our financial performance.  These risk factors should be read in conjunction with the other information included in this report.

Student Loan Portfolio

Our student loan portfolio is subject to certain risks related to interest rates, our ability to manage the risks related to interest rates, prepayment, and credit risk, each of which could reduce the expected cash flows and earnings on our portfolio.

Interest rate risk – basis and repricing risk

We are exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of our student loan assets do not match the interest rate characteristics of the funding for those assets.

We fund the majority of our student loan assets with 3-month LIBOR indexed floating rate securities.  In addition, the interest rates on some of our debt are set via a “dutch auction” or through a periodic remarketing. Meanwhile, the margins on our student loan assets are indexed to treasury bill and commercial paper rates.  The different interest rate characteristics of our loan assets and liabilities funding these assets results in basis risk.   We also face repricing risk due to the timing of the interest rate resets on our liabilities, which may occur as infrequently as every quarter, in contrast to the timing of the interest rate resets on our assets, which generally occur daily. In a declining interest rate environment, this may cause our student loan spread to compress, while in a rising interest rate environment, it may cause the spread to increase.

As of December 31, 2010, we had $22.8 billion of FFELP loans indexed to the fiscal quarter average rate of daily financial commercial paper rates and $1.0 billion indexed to the fiscal quarter average rate of 13-week Treasury Bill auctions, and $19.8 billion of debt to fund such loans indexed to three-month LIBOR in which the rate resets discretely in advance.  While these indices are all short term in nature with rate movements that are highly correlated over a longer period of time, there have been points in recent history where volatility has been high and correlation has been reduced.  There can be no assurance that the indices’ historically high level of correlation will not be disrupted in the future due to capital market dislocations or other factors not within our control. In such circumstances, our earnings could be adversely affected, possibly to a material extent.  See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Interest rate risk – loss of floor income

We are exposed to interest rate risk because of the interest rate characteristics of certain of our student loan assets and the interest rate characteristics of the related funding of those assets.

FFELP loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula set by the Department and the borrower rate, which is fixed over a period of time. We generally finance our student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, our student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, we may earn additional spread income that we refer to as floor income.

Depending on the type of loan and when it was originated, the borrower rate is either fixed to term or is reset to an annual rate each July 1. As a result, for loans where the borrower rate is fixed to term, we may earn floor income for an extended period of time, which we refer to as fixed rate floor income, and for those loans where the borrower rate is reset annually on July 1, we may earn floor income to the next reset date, which we refer to as variable rate floor income. In accordance with legislation enacted in 2006, lenders are required to rebate fixed rate floor income and variable rate floor income to the Department for all new FFELP loans originated on or after April 1, 2006.

For the year ended December 31, 2010, we earned $132.2 million of fixed rate floor income, net of $19.6 million of settlements paid related to derivatives used to hedge loans earning fixed rate floor income. Absent the use of derivative instruments and apart from potential repricing benefits associated with the mismatch between the interest reset of the loan assets and debt securities, a rise in interest rates will reduce the amount of floor income received and this will have an impact on earnings due to interest margin compression caused by increased financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their SAP formulas.  In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively convert to variable rate loans, the impact of the rate fluctuations is reduced.  See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Interest rate risk – use of derivatives

We utilize derivative instruments to manage interest rate sensitivity.  Our derivative instruments are intended as economic hedges but do not qualify for hedge accounting; consequently, the change in fair value, called the “mark-to-market,” of these derivative instruments is included in our operating results.  Changes or shifts in the forward yield curve can and have significantly impacted the valuation of our derivatives.  Accordingly, changes or shifts in the forward yield curve will impact our financial position, results of operations, and cash flows.

Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations.  Although we believe our derivative instruments are highly effective, because many of our derivatives are not balance guaranteed to a particular pool of student loans, we are subject to prepayment risk that could result in our being under or over hedged, which could result in material losses.  In addition, our interest rate risk management activities could expose us to substantial mark-to-market losses if interest rates move in a materially different way than was expected based on the environment when the derivatives were entered into.  As a result, we cannot offer any assurance that our economic hedging activities will effectively manage our interest rate sensitivity, or have the desired beneficial impact on our results of operations or financial condition.

By using derivative instruments, we are exposed to counterparty credit risk and market risk.

When the fair value of a derivative instrument is negative (a liability on our balance sheet), we would owe the counterparty if the derivative was settled and, therefore, have no immediate credit risk with the counterparty.  Additionally, if the negative fair value of derivatives with a counterparty exceeds a specified threshold, we may be required to maintain a collateral deposit with the counterparty.  The threshold at which we post collateral is dependent upon our unsecured credit rating. If our credit ratings are downgraded from current levels or if interest and foreign currency exchange rates move materially, we could be required to deposit a significant amount of collateral with our derivative instrument counterparties.  The collateral deposits, if significant, could negatively impact our liquidity and capital resources.  As of December 31, 2010, the fair value of our derivatives which had a negative fair value (a liability on our balance sheet) was $16.1 million and we had $11.1 million posted as collateral to derivative counterparties.

When the fair value of a derivative contract is positive (an asset on our balance sheet), this generally indicates that the counterparty owes us if the derivative was settled.  If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by us.  If we were unable to collect from a counterparty, we would have a loss equal to the amount the derivative is recorded on the consolidated balance sheet. As of December 31, 2010, the fair value of our derivatives which had a positive fair value in our favor (an asset on our balance sheet) was $118.3 million, of which $94.9 million related to the fair value of our cross-currency interest rate swaps.  As of December 31, 2010, our trustee held $182.8 million of collateral from the counterparty on the cross-currency interest rate swaps.

We attempt to manage market and credit risks associated with our derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties that are reviewed periodically by our risk committee.  As of December 31, 2010, all of our derivative counterparties had investment grade credit ratings.  We also have a policy that requires all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

Prepayment risk

Higher rates of prepayments of student loans, including consolidation by the Department through the Federal Direct Loan Program, would reduce our net interest income.

Pursuant to the Higher Education Act, borrowers may prepay loans made under the FFEL Program at any time without penalty.  Prepayments may result from consolidation of student loans by the Department as part of the Federal Direct Loan Program, which historically tends to occur more frequently in low interest rate environments, from borrower defaults, which will result in the receipt of a guaranty payment, and from voluntary full or partial prepayments, among other things.

On February 14, 2011, the President introduced several proposals related to the fiscal year 2012 Federal budget, including a proposal to allow certain FFELP loan borrowers who also have Federal Direct Loan Program loans, for a one-time nine month period from January 1, 2012 through September 30, 2012, to convert their existing FFELP loans into Federal Direct Loan Program loans to be held by the Department, and as an incentive to convert, to provide such borrowers a credit of up to two percent on their loan balance.   The proposal suggests it would simplify loan servicing and that the government would recognize a savings via elimination of lender subsidies on the FFELP loans.  The proposal did not contain specific details as to implementation or timing, and the proposal is subject to review by Congress and possible changes.  We cannot currently predict whether this or any other proposals will ultimately be enacted.

The rate of prepayments of student loans may be influenced by a variety of economic, social, political, and other factors affecting borrowers, including interest rates, federal budgetary pressures, and the availability of alternative financing.  Our profits could be adversely affected by higher prepayments, which reduce the balance of loans outstanding and therefore the amount of net interest income we receive.

Credit risk

Future losses due to defaults on loans held by us, or loans sold to unaffiliated third parties which we are obligated to repurchase in the event of certain delinquencies, present credit risk which could adversely affect our earnings.

Over 99% of our student loan portfolio is federally guaranteed.  The allowance for loan losses from the federally insured loan portfolio is based on periodic evaluations of our loan portfolios considering loans in repayment versus those in nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors.  The federal government currently guarantees 97% of the principal and interest on federally insured student loans disbursed on and after July 1, 2006 (and 98% for those loans disbursed prior to July 1, 2006), which limits our loss exposure on the outstanding balance of our federally insured portfolio.  Student loans disbursed prior to October 1, 1993 are fully insured for both principal and interest.

Our non-federally insured loans are unsecured, with neither a government nor a private insurance guarantee.  Accordingly, we bear the full risk of loss on these loans if the borrower and co-borrower, if applicable, default.  In determining the adequacy of the allowance for loan losses on the non-federally insured loans, we consider several factors, including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors.  We place a non-federally insured loan on nonaccrual status when the collection of principal and interest is 30 days past due and charge off the loan when the collection of principal and interest is 120 days past due.

The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes.  As of December 31, 2010, our allowance for loan losses was $43.6 million.  During the year ended December 31, 2010, we recognized a provision for loan losses of $22.7 million.  The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is adequate to cover probable losses inherent in the loan portfolio.  However, future defaults can be higher than anticipated due to a variety of factors such as downturns in the economy, regulatory or operational changes, and other unforeseen future trends.  If actual performance is worse than estimated, it would materially affect our estimate of the allowance for loan losses and the related provision for loan losses in our statement of operations.

We have participated interests in non-federally insured loans to unaffiliated third parties.  Loans participated under these agreements have been accounted for as loan sales.  Accordingly, the participation interests sold are not included on our consolidated balance sheet.  Under the terms of the servicing agreements, our servicing operations are obligated to repurchase loans subject to the participation interests when such loans become 60 or 90 days delinquent.  As of December 31, 2010, we had a reserve related to this obligation of $12.6 million included in other liabilities on the consolidated balance sheet.  The evaluation of the reserve related to these participated loans is inherently subjective, as it requires estimates that may be subject to changes.  If actual performance is worse than estimated, it would negatively affect our results of operations.

Liquidity and Funding

We face liquidity and funding risk to meet our financial obligations.

We have two primary liquidity and funding needs:

•	Satisfy unsecured debt obligations, specifically our unsecured line of credit
•	Satisfy debt obligations secured by student loan assets and related collateral

Satisfy unsecured debt obligations, specifically our unsecured line of credit

We have a $750.0 million unsecured line of credit that terminates in May 2012.  As of December 31, 2010, $450.0 million was outstanding under this facility.  Upon termination in 2012, there can be no assurance that we will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.  The line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement.  The covenants include maintaining a minimum consolidated net worth, minimum adjusted EBITDA to corporate debt interest (over the last four rolling quarters), limitation on subsidiary indebtedness, and limitation on the percentage of non-guaranteed loans in our portfolio.

Satisfy debt obligations secured by student loan assets and related collateral

The majority of our portfolio of student loans is funded with asset-backed securitizations that are structured to substantially match the maturity of the funded assets and there are minimal liquidity issues related to these facilities.  We also have student loans funded in a FFELP warehouse facility and a Department conduit program.  The current maturities of these facilities do not match the maturity of the related funded assets.  Therefore, we will need to modify and/or find alternative funding related to the student loan collateral in these facilities prior to their expiration.

We maintain a FFELP warehouse facility that has a maximum financing amount of $500.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which expire on July 29, 2011.  The final maturity date of the facility is July 29, 2013.  In the event that we are unable to renew the liquidity provisions by July 29, 2011, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and we would be required to refinance the existing loans in the facility by July 29, 2013.  The FFELP facility provides for formula based advance rates depending on FFELP loan type, up to a maximum of 85 percent to 98 percent of the principal and interest of loans financed.  The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 75 to 80 percent based on loan type. The facility contains financial covenants relating to levels of our consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash.  Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility.  As of December 31, 2010, $108.4 million was outstanding under this facility and $391.6 million was available for future use.  As of December 31, 2010, we had $5.3 million advanced as equity support in the facility.

In May 2009, the Department implemented a program under which it finances eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”).  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements.  Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, in which we were advanced 97 percent of the student loan face amount.  Excess amounts needed to fund the remaining 3 percent of the student loan balances were contributed by us.  The Conduit Program expires on May 8, 2014.  The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans.  As of December 31, 2010, $2.7 billion was outstanding under this facility and we had $94.1 million of operating cash advanced in the facility.

If we are unable to obtain cost-effective funding alternatives for the loans in the FFELP warehouse facility or the Conduit Program prior to the facilities’ maturities, our cost of funds could increase, adversely affecting our results of operations.  If we cannot find any funding alternatives, we would lose our collateral, including the student loan assets and cash advances, related to these facilities.

Operations

Risks associated with our operations, as further discussed below, include those related to our information technology systems and security and privacy breaches, our ability to manage performance related to regulatory requirements, and the importance of maintaining scale by retaining existing customers and attracting new business opportunities.

A failure of our information technology systems or infrastructure, or those of our third party vendors, could damage client relationships and our reputation or result in a security or privacy breach.

We must continually and cost-effectively maintain and improve our information technology systems and infrastructure in order to successfully deliver products and services to our customers.  The widespread adoption of new technologies and market demands could require substantial expenditures to enhance system infrastructure and existing products and services.  If we fail to enhance and scale our system and operational infrastructure or products and services, our operating segments may lose their competitive advantage and this could adversely affect financial and operating results.

Additionally, we face the risk of business disruption if failures in our information systems occur as a result of changes in infrastructure, relocation of infrastructure, or failure to perform required services, which could have a material impact upon our business and operations.  Although we regularly back up our data and maintain detailed disaster recovery plans, a major physical disaster or other calamity that causes significant damage to or the loss of our information systems for a sustained period of time could adversely affect our business and cash flows if we are unable to process transactions and/or provide services to customers.

We rely on outside vendors to provide some of the key components of business operations.  Several of these key vendors are provided access to our customer data to complete the operations required by their contracts, such as banking services, datacenters, electronic and paper correspondence, credit reporting, skip tracing, and secure storage of proprietary and customer information.  Our vendors must comply with our defined servicing levels, security policies, and applicable industry regulations.  However, disruptions in vendor services, changes in servicing contracts, security, or non-compliance with industry regulations could hinder our ability to meet customer obligations, service levels, or lead to financial or reputation damage.  Financial or operational difficulties of an outside vendor could also hurt operations if those difficulties interfere with the vendor’s services or cause reputation damage to our business segments.

The secure confidentiality of customer information contained in our systems is critical to our business.  A compromise of security surrounding our student loan portfolio and cash management processes or mismanagement of customer assets could lead to litigation, fraud, reputation damage, and unanticipated operating costs that could affect our overall business.  Although we believe that the applications we use are proven and designed for data security and integrity to process electronic transactions, there can be no assurance that these applications will be sufficient to counter all current and emerging technology threats designed to interrupt service or breach systems in order to gain access to confidential client information or intellectual property or assurance that these applications will be sufficient to address the security and privacy concerns of existing and potential customers.

We must satisfy certain requirements necessary to maintain the federal guarantees of our federally insured loans, and we may incur penalties or lose our guarantees if we fail to meet these requirements.

We must meet various requirements in order to maintain the federal guaranty on our federally insured loans.  The federal guaranty on our federally insured loans is conditional based on our compliance with origination, servicing, and collection policies set by the Department and guaranty agencies.  Federally insured loans that are not originated, disbursed, or serviced in accordance with the Department’s and guaranty agency regulations may risk partial or complete loss of the guaranty.  If we experience a high rate of servicing deficiencies (including any deficiencies resulting from the conversion of loans from one servicing platform to another, errors in the loan origination process, establishment of the borrower’s repayment status, and due diligence or claim filing processes), it could result in the loan guarantee being revoked or denied.  In most cases we have the opportunity to cure these deficiencies by following a prescribed cure process which usually involves obtaining the borrower’s reaffirmation of the debt.  The lender becomes ineligible for special allowance interest benefits from the time of the first error leading to the loan rejection through the date that the loan is cured.

We are allowed three years from the date of the loan rejection to cure most loan rejections.  If a cure cannot be achieved during this three year period, insurance is permanently revoked, although we maintain our right to collect the loan proceeds from the borrower.

A guaranty agency may also assess an interest penalty upon claim payment if the error(s) does not result in a loan rejection. These interest penalties are not subject to cure provisions, and are typically related to isolated instances of due diligence deficiencies.

Failure to comply with Federal and guarantor regulations may result in loss of insurance or assessment of interest penalties at the time of claim reimbursement by us.  A future increase in either the loans claim rejections and/or interest penalties could become material to our fiscal operations.

As of December 31, 2010, the Company serviced $29.4 billion of FFELP loans that maintained a federal guarantee, of which $23.7 billion and $5.7 billion were owned by the Company and third party entities, respectively.

As we expand our service offerings to include software hosting services to third party servicing customers, we may incur penalties if certain performance standards are not met.

We have entered into subcontracts to provide software hosting services to third party servicing customers that service loans under the Federal Direct Loan and FFEL Programs. These contracts include certain performance standards that we must meet. If these performance requirements are not met, we will incur penalties and loss of future revenue.

If our loan servicing contract with the Department of Education expiring in 2014 is not renewed, our loan servicing revenues will be significantly reduced and we will need to restructure our loan servicing operations.

In June 2009, the Department named us as one of four private sector companies awarded a servicing contract to service all federally-owned student loans.  Our servicing contract with the Department spans five years and the Department can renew the contract for one, five-year period.  During the year ended December 31, 2010, we recognized $29.9 million of revenue on this contract.  We expect total loans serviced and revenue from this contract to grow each year of the contract.  Upon the expiration of this contract, any renewal to provide loan servicing to the Department could be subject to a bidding process in which we may not be successful.  Not obtaining a renewal of a loan servicing contract upon its expiration would result in a significant reduction in revenue and we would have to make significant changes to our operations which may result in the recording of special charges, such as workforce reduction costs, charges relating to consolidating excess facilities, and impairments of assets.

Regulatory and Legal

Federal and state regulations can restrict our business and noncompliance with these regulations could result in penalties, litigation, and reputation damage.

Our operating segments and commercial customers are heavily regulated by federal and state governments and regulatory agencies. This regulation and legislation is proposed or enacted to protect consumers and the financial industry as a whole, not necessarily the Company, our operating segments, or our stockholders. Consequently, this regulation and legislation can significantly alter the regulatory environment, limit business operations, increase costs of doing business, and could lead to fines or penalties if we were found to be out of compliance.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), an independent agency within the Federal Reserve to regulate consumer financial products, including education loans, and services offered primarily for personal, family, or household purposes, and will require the BCFP and other federal agencies, including the SEC and the Commodity Futures Trading Commission (the “CFTC”), to undertake various assessments and rulemakings. The majority of the provisions in the Dodd-Frank Act are aimed at financial institutions. However, there are components of the legislation that will have an impact on us, including new requirements for derivatives and securitizations as discussed below, corporate governance and executive compensation provisions for public companies, and provisions which may impact us as we work with financial institutions and credit rating agencies.

The Dodd-Frank Act provides the CFTC and the SEC with substantial new authority to regulate over-the-counter derivatives transactions, and includes provisions that require derivatives transactions to be executed through an exchange or centrally cleared, unless an exemption applies based on regulations to be developed by the CFTC and the SEC. The CFTC and the SEC have initiated rulemaking processes with respect to derivatives. Although we cannot predict the ultimate outcome of these rulemakings, new regulations in this area may result in increased costs and cash collateral margin requirements for the types of derivatives we use to hedge or otherwise manage our financial risks related to volatility in interest rates and foreign currency exchange rates.

There are also provisions in the Dodd-Frank Act that will affect future student loan portfolio securitization financing transactions through the issuance of asset-backed securities. The SEC and federal banking agencies are directed to adopt regulations requiring issuers of asset backed securities or persons who organize and initiate asset-backed securities transactions to retain a portion of the underlying assets’ credit risk, new disclosure and reporting requirements for each tranche of asset-backed securities, including new loan-level data requirements, and new disclosure requirements relating to the representations, warranties, and enforcement mechanisms available to investors in asset-backed securities. The SEC has issued proposed new rules governing asset-backed securities. Although we cannot predict the ultimate outcome of this rulemaking, the Dodd-Frank Act provisions and new regulations in this area are expected to affect the terms of future student loan securitization transactions that we facilitate and result in greater risk retention and less flexibility for structuring such transactions.

At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact our business and operations. As rules and regulations are promulgated by the federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Act, we will need to apply adequate resources to ensure that we are in compliance with all applicable provisions. Compliance with these new laws and regulations may result in additional costs and may otherwise adversely impact our results of operations, financial condition, or liquidity.

Additionally, certain provisions in recently promulgated regulations under the Higher Education Act could have an impact on our Enrollment Services operating segment, as a result of its services provided to for-profit schools. The United States Higher Education Act provides that to be eligible to participate in Federal student financial aid programs, an educational institution, including for-profit schools, must enter into a program participation agreement with the Secretary of the Department of Education. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments to any individual or entity engaged in recruiting or admission activities. Previous regulations promulgated under the Higher Education Act specified a number of types of compensation, or “safe harbors,” that did not constitute incentive compensation in violation of this agreement. One of those safe harbors permitted an institution to award incentive compensation for Internet-based recruitment and admission activities. The Department of Education’s newly issued regulations repeal all existing safe harbors regarding incentive compensation in recruiting, though exempting click-based payments to third parties for the provision of internet generated student contact information. Additionally, the regulations include misrepresentation standards for advertisements, offers, and communications presented to prospective students, with associated penalties for noncompliance with these standards. The regulations are effective July 1, 2011.

Approximately 95% of our interactive marketing revenue included in our Enrollment Services operating segment is generated from for-profit schools. These regulations may subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to serve for-profit schools. In addition, these regulations could negatively impact enrollment at for-profit schools, which could adversely affect our interactive marketing revenue.

Additionally, the Department has proposed certain regulations referred to as the Gainful Employment regulations, which would exclude career education programs from receiving federal student financial aid if they do not meet certain debt-to-income and student loan repayment measures.  The Gainful Employment regulations are not final, and as proposed will not directly regulate the activities performed by the Company.  However, if the Gainful Employment regulations become final, the regulations could negatively impact enrollment at for-profit schools, which could adversely affect interactive marketing revenue.

Effective July 1, 2010, the Reconciliation Act of 2010 prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program. As a result of this legislation, net interest income on our existing FFELP loan portfolio, as well as fee-based revenue from guarantee and third party FFELP servicing and education loan software licensing and consulting fees will decline over time as our and our customers’ FFELP loan portfolios are paid down.

On March 30, 2010, President Obama signed into law the Reconciliation Act of 2010. Effective July 1, 2010, this law prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program. The new law does not alter or affect the terms and conditions of existing FFELP loans.

As a result of the Reconciliation Act of 2010, we no longer originate new FFELP loans. As such, subsequent to 2010, we will no longer recognize a gain from originating and subsequently selling FFELP loans to the Department under the Department’s Loan Purchase Commitment Program (the “Purchase Program”).  During 2010 and 2009, we recognized pre-tax gains of $33.8 million and $36.6 million, respectively, from selling $2.1 billion of FFELP loans to the Department during each of these years under the Purchase Program.

In addition, as a result of the Reconciliation Act of 2010, net interest income on our existing FFELP loan portfolio, as well as fee-based revenue from guarantee and third party FFELP servicing and education loan software licensing and consulting fees related to the FFEL Program, will decline over time as our and our customers’ FFELP loan portfolios are paid down.  During the years ended December 31, 2010 and 2009, we recognized approximately $377 million and approximately $247 million, respectively, of net interest income on our FFELP loan portfolio, approximately $101 million and approximately $100 million, respectively, in guarantee and third party FFELP servicing revenue, and approximately $8 million and approximately $7 million, respectively, in education loan software licensing and consulting fees related to the FFEL Program.

Exposure related to certain tax issues could decrease our net income.

We are subject to federal and state income tax laws and regulations. Income tax regulations are often complex and require interpretation. The nexus standards and the sourcing of receipts from intangible personal property and services have been the subject of state audits and litigation with state taxing authorities and tax policy debates by various state legislatures. As the U.S. Congress and U.S. Supreme Court have not provided clear guidance in this regard, conflicting state laws and court decisions create tremendous uncertainty and expense for taxpayers conducting interstate commerce. Changes in income tax regulations could negatively impact our results of operations. If states enact legislation, alter apportionment methodologies, or aggressively apply the income tax nexus standards, we may become subject to additional state taxes.

From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include asset and business acquisitions and dispositions, litigation settlements, financing transactions, apportionment, nexus standards, and income recognition. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on the interpretation of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In accordance with authoritative accounting guidance, we establish reserves for tax contingencies related to deductions and credits that we may be unable to sustain. Differences between the reserves for tax contingencies and the amounts ultimately owed are recorded in the period they become known. Adjustments to our reserves could have a material effect on our financial statements.

The costs and effects of litigation, investigations, or similar matters, or adverse facts and developments related thereto, could materially affect our financial position, results of operations, and cash flows.

We may be involved from time to time in a variety of lawsuits, investigations, or similar matters arising out of our business operations.  Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our financial position, results of operations, and cash flows for any particular period.

Principal Shareholder and Related Party Transactions.

Our Chairman and Chief Executive Officer beneficially owns 66.3% of the voting rights of our shareholders and has day to day control over all matters at our Company.

Michael S. Dunlap, our Chairman, Chief Executive Officer, and a principal shareholder, beneficially owns 66.3% of the voting rights of our shareholders.  In addition, Mr. Dunlap, Stephen F. Butterfield, our Vice Chairman, and Angela L. Muhleisen, Mr. Dunlap’s sister, beneficially own stock that in the aggregate has 81.0% of the voting rights of our shareholders.  Accordingly, each member of the Board of Directors and each member of management has been elected or effectively appointed by Mr. Dunlap and can be removed by Mr. Dunlap.  As a result, Mr. Dunlap, as Chairman, Chief Executive Officer, and controlling shareholder, has day to day control over all matters at our Company and has the ability to take actions that benefit him and Ms. Muhleisen but may not benefit other minority shareholders, and may otherwise exercise his control in a manner with which other minority shareholders may not agree or which they may not consider to be in their best interests.

We have entered into contractual arrangements with Union Bank & Trust Company (“Union Bank”). Union Bank is controlled by Farmers & Merchants Investment Inc. (“F&M”) which owns 81.4% of Union Bank’s common stock and 15.4% of Union Bank’s non-voting preferred stock.  Michael S. Dunlap, a significant shareholder of us as well as our Chief Executive Officer, Chairman, and a member of our Board of Directors, owns or controls 40.2% of the stock of F&M, while Mr. Dunlap’s sister, Angela L. Muhleisen, owns or controls 38.6% of F&M stock. The transactions with Union Bank present conflicts of interest and pose risks to our shareholders that the terms may not be as favorable to us as we could receive from unrelated third parties.

Union Bank is controlled by F&M which owns 81.4% of Union Bank’s common stock and 15.4% of Union Bank’s non-voting preferred stock.  Michael S. Dunlap, a significant shareholder of us as well as our Chief Executive Officer, Chairman, and a member of our Board of Directors, owns or controls 40.2% of the stock of F&M, while Mr. Dunlap’s sister, Angela L. Muhleisen, owns or controls 38.6% of F&M stock. Mr. Dunlap serves as a Director and Co-President of F&M.  Ms. Muhleisen serves as Director and Co-President of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank.  Union Bank is deemed to have beneficial ownership of various shares of Nelnet because it serves in a capacity of trustee and has sole voting and/or investment power.  As of December 31, 2010, Union Bank was deemed to beneficially own 11.8% of the voting rights of our common stock.  As of December 31, 2010, Mr. Dunlap and Ms. Muhleisen beneficially owned 66.3% and 13.9%, respectively, of the voting rights of our outstanding common stock.

We have entered into certain contractual arrangements with Union Bank.  These transactions include:

•
Loan sales - During 2008 and 2009, we sold $535.4 million (par value) and $76.4 million (par value), respectively, of FFELP student loans (the “FFELP Loans”) to Union Bank.  We recognized a loss of $3.9 million and $0.8 million, respectively, on these loan sales which represented unamortized loan costs on these portfolios.  These loans were sold pursuant to an affiliate transaction exemption granted by the Federal Reserve Board which allowed Union Bank to purchase FFELP loans from us. In connection with the exemption and the loan purchase by Union Bank, an Assurance Commitment Agreement (the “Commitment Agreement”) was also entered into, by and among, us, Union Bank, and Mr. Dunlap. Per the terms of the Commitment Agreement, we provided certain assurances to Union Bank designed to mitigate potential losses related to the FFELP Loans, including holding amounts in escrow equal to the unguaranteed portion and reimbursing Union Bank for losses, if any, related to the portfolio.  As part of this agreement, we were also obligated to buy back loans once they were 30 days delinquent.  In 2010 and 2009, we bought back from Union Bank $11.7 million (par value) and $36.9 million (par value), respectively, in loans and incurred expenses of $128,000 and $374,000, respectively, related to this obligation.

In March 2010, we purchased $524.2 million (par value) of federally insured student loans from Union Bank, which represented all outstanding FFELP loans remaining under the provisions of the Commitment Agreement. As a result of this loan purchase, we no longer have a commitment to hold amounts in escrow, reimburse Union Bank for losses, and buy back delinquent loans related to this portfolio.

•
Loan purchases – During 2010, we purchased $989.2 million (par value) of FFELP student loans from Union Bank, which includes $535.9 million of loans purchased under the Commitment Agreement as discussed previously.  No premiums were paid for these loan purchases.

•	Loan servicing – As of December 31, 2010, we serviced $530.0 million of loans for Union Bank. Servicing revenue earned by us from this portfolio was $1.8 million for the year ended December 31, 2010.

•
Funding – We maintain an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from us participation interests in student loans (the “FFELP Participation Agreement”).  We use this facility as a source to fund FFELP student loans.  We have the option to purchase the participation interests from the grantor trusts at the end of a 364-day period upon termination of the participation certificate.  As of December 31, 2010, $350.4 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice.  This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to us on a short term basis.  We can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by us as loan sales.  Accordingly, the participation interests sold are not included on our consolidated balance sheet.

We have from time to time repurchased certain of our own asset-backed securities (bonds and notes payable). For accounting purposes, these notes have been effectively retired and are not included on our consolidated balance sheet. However, these securities are legally outstanding at the trust level and we could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. During 2010, we participated $218.7 million of these securities to Union Bank, as trustee for various grantor trusts, and obtained cash proceeds equal to the par value of the notes. We entered into a Guaranteed Purchase Agreement with Union Bank whereby we must purchase these notes back from Union Bank at par upon the request of Union Bank. As of December 31, 2010, $107.1 million of these securities were outstanding and subject to the participation agreement and are included in “bonds and notes payable” on our consolidated balance sheet.

•
Operating cash – The majority of our cash operating bank accounts are maintained at Union Bank.  We also invest cash in the Short term Federal Investment Trust (“STFIT”) of the Student Loan Trust Division of Union Bank, which we use as operating cash accounts.  As of December 31, 2010, we had $326.9 million deposited at Union Bank in operating accounts or invested in the STFIT.  Interest income earned from cash deposited in these operating cash accounts for the year ended December 31, 2010 was $1.1 million.

•
529 Plan administration – We provide certain 529 Plan administration services to certain college savings plans (the "College Savings Plans") through a contract with Union Bank, as the program manager. Union Bank is entitled to a fee as program manager pursuant to its program management agreement with the College Savings Plans. In 2010, we received fees of $5.7 million from Union Bank related to our administration services provided to the College Savings Plans.

•	Lease arrangement – Union Bank leases space in our corporate headquarters building. During 2010, Union Bank paid us approximately $71,000 for rent.

•	Other fees paid to Union Bank – During 2010, we paid Union Bank approximately $655,000 for administrative and record keeping services, commissions, and cash management fees.

•	Other fees received from Union Bank – During 2010, we received approximately $165,000 from Union Bank related to an employee sharing arrangement and for providing health and productivity services.

•
Investment Services – In December 2010, Union Bank established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, and selling investments in student loan asset backed securities.  We and Union Bank have both invested money into the trusts.  As of December 31, 2010 and February 28, 2011, we had $4.9 million and $22.9 million, respectively, and Union Bank had $28.6 million and $128.8 million, respectively, invested in the trusts.  We and Union Bank employ certain individuals as dual employees and such employees provide consulting and advisory services to Union Bank as trustee for these trusts, and Union Bank has agreed to pay us for the share of such employees’ salary and payroll based on the value of such services rendered as well as the loss of value of such dual employees’ services to us.

•
Defined contribution plan – Union Bank administers our 401(k) defined contribution plan.  Fees paid to Union Bank to administer the plan, approximately $239,000 in 2010, are paid by the plan’s participants.

•	Letter of credit – Union Bank has issued a $125,000 letter of credit for our benefit. Union Bank charged no fee for providing this service.

The net aggregate impact on our consolidated statements of income for the years ended December 31, 2010, 2009, and 2008 related to the transactions with Union Bank as described above was income of approximately $8.2 million, $6.9 million, and $4.9 million, respectively.  See note 20 of the notes to the consolidated financial statements included in this Form 10-K for additional information related to the transactions between us and Union Bank.

Transactions between Union Bank and us are generally based on available market information for comparable assets, products, and services and are extensively negotiated.  In addition, all related party transactions between Union Bank and us are approved by both the Union Bank Board of Directors and our Board of Directors.  Furthermore, Union Bank is subject to regulatory oversight and review by the FDIC, the Federal Reserve, and the State of Nebraska Department of Banking and Finance.  The FDIC and the State of Nebraska Department of Banking and Finance regularly review Union Bank’s transactions with affiliates.  The regulatory standard applied to the bank falls under Regulation W, which places restrictions on certain “covered” transactions with affiliates.

We intend to maintain our relationship with Union Bank, which our management believes provides certain benefits to us.  Those benefits include Union Bank’s knowledge of and experience in the FFELP industry, its willingness to provide services, and at times liquidity and capital resources on an expedient basis, and the proximity of Union Bank to our corporate headquarters located in Lincoln, Nebraska.

The majority of the transactions and arrangements with Union Bank are not offered to unrelated third parties or subject to competitive bids.  Accordingly, these transactions and arrangements not only present conflicts of interest, but also pose the risk to our shareholders that the terms of such transactions and arrangements may not be as favorable to us as we could receive from unrelated third parties.  Moreover, we may have and/or may enter into contracts and business transactions with related parties that benefit Mr. Dunlap and his sister, as well as other related parties, that may not benefit us and/or our minority shareholders.

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

Location	Primary Function or Segment	Approximate square feet	Lease expiration date

Lincoln, NE	Corporate Headquarters, Asset Generation and Management, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce	120,000	–

Lincoln, NE	Student Loan and Guaranty Servicing	54,000	December 2015

Aurora, CO	Student Loan and Guaranty Servicing	96,000	February 2015

Highlands Ranch, CO	Student Loan and Guaranty Servicing	51,000	March 2014

Paramus, NJ	Enrollment Services	23,000	May 2013

Lawrenceville, NJ	Enrollment Services	13,000	December 2012

The square footage amounts above exclude a total of approximately 43,000 square feet of owned office space in Lincoln, Nebraska that the Company leases to third parties. The Company also leases approximately 80,000 square feet and 76,000 square feet of office space in Jacksonville, Florida and Indianapolis, Indiana, respectively, where Asset Generation and Management and Student Loan and Guaranty Servicing operations were previously conducted. As of December 31, 2010, 26,000 square feet in the Indianapolis location was subleased to third parties and such subleases expire in March 2013 and December 2013. The Company leases other office facilities located throughout the United States. These properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. The Company believes that its respective properties are generally adequate to meet its long term business goals. The Company’s principal office is located at 121 South 13th Street, Lincoln, Nebraska 68508.

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

Regulatory Reviews

As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, on October 28, 2010 the Company entered into a settlement agreement with the Department whereby the Company agreed to pay the Department $27,500 in settlement of an issue raised in the Department’s Final Program Review Determination Letter issued on September 3, 2010 as a result of a review that was initiated on June 28, 2007.  That letter alleged a violation of the prohibited inducements provisions of the Higher Education Act and associated regulations with respect to the Company’s relationship with one higher education institution in 2006-07, and indicated that the Department intended to assess a fine of $27,500, the statutory penalty for such violations.  The Company is confident its practices complied with applicable law and the Department’s guidance on applicable law, but in order to resolve the issue entered into the settlement agreement with the Department, pursuant to which the Company denied any liability or violation of law and agreed not to appeal the Department’s decision.

United States ex rel Oberg v. Nelnet, Inc. et al

As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, on October 25, 2010 a settlement agreement was finalized to dismiss the qui tam action initiated by Jon H. Oberg on behalf of the United States of America in the U.S. District Court for the Eastern District of Virginia on September 21, 2007 against the Company and nine other student loan lenders.  The amended complaint in the action had alleged that the defendants submitted false claims for payment to the Department in order to obtain special allowance payments on certain student loans at a rate of 9.5%, which the complaint alleged were in excess of amounts permitted by law, alleged that approximately $407 million in unlawful 9.5% special allowance payment claims were submitted by the Company, and sought a judgment against the defendants in the amount of three times the amount of damages sustained by the government in connection with the alleged overbilling by the defendants for special allowance payments, as well as civil penalties.

The settlement agreement, for which an agreement in principle was reached on August 13, 2010, provided for a $55.0 million settlement payment by the Company, and the Company paid this amount on November 3, 2010.  The Company recorded a $55.0 million pre-tax charge during the third quarter of 2010 related to the settlement.  The Company expects that the Internal Revenue Service (the “IRS”) will review the settlement agreement as part of its normal procedures for settlements with government agencies, to determine if the payments are deductible as ordinary and necessary business expenses.  While the Company believes that the payments are fully deductible under the applicable tax law, the IRS may not agree with that position.

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

On April 7, 2010, Mr. Vigil filed a Notice of Appeal of the Court’s Order of Dismissal.  On June 9, 2010 Mr. Vigil filed his appeal brief with the United States Court of Appeals for the Eighth Circuit (“Appeals Court”).  The Company filed its responsive brief on July 8, 2010 and Mr. Vigil filed his reply brief on August 2, 2010.  On December 14, 2010, the parties presented arguments in support of their briefs to the Appeals Court.  The Court’s decision on the appeal is pending.

The Company believes it has strong defenses to the Vigil Complaint and will continue to vigorously contest the matter. Due to the uncertainty, costs, and risks inherent in the litigation process, the Company cannot predict the ultimate outcome or resolution.

Bais Yaakov of Spring Valley v. Peterson’s Nelnet, LLC

On January 5, 2011, Peterson’s Nelnet, LLC (“Peterson’s), a subsidiary of the Company, was served with a Summons and First Amended Complaint which had been filed on January 4, 2011 in the U.S. District Court for the District of New Jersey. The First Amended Complaint alleged that Peterson’s had sent to the Plaintiff in 2008 and 2009 six facsimiles advertising products or services offered by Peterson’s, that such facsimiles were not sent as the result of express invitation or permission granted by the plaintiff, and that Peterson’s had failed to include certain opt out language in those facsimile transmissions.  The First Amended Complaint alleged that such acts violated the federal Telephone Consumer Protection Act (the “TCPA”), purportedly entitling the plaintiff to $500 per violation, trebled for willful violations for each of the six faxes.  The Plaintiff further included allegations that Peterson’s had sent putative class members more than 10,000 faxes that violated the TCPA, amounting to more than $5.0 million in statutory penalty damages and more than $15.0 million if trebled for willful violations. The Plaintiff included allegations in the First Amended Complaint seeking to establish a class action for two different classes of plaintiffs:  Class A, to whom Peterson’s sent unsolicited facsimile advertisements containing opt out notices similar to those contained in the faxes received by the Plaintiff; and Class B, to whom Peterson’s sent facsimile advertisements containing opt out notices similar to those contained in the faxes received by the Plaintiff.  No class has yet been established or recognized by the court.

Peterson’s filed a Motion to Dismiss the Plaintiff’s First Amended Complaint on February 16, 2011.  The Plaintiff has not yet responded to that Motion to Dismiss and no oral argument has been held on that motion.

The Company believes that Peterson’s has strong defenses to the complaint in this action and Peterson’s intends to contest the suit vigorously.  Due to the uncertainty, costs, and risks inherent in the litigation process, the Company cannot predict the ultimate outcome or resolution.

ITEM 4. (REMOVED AND RESERVED)

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A common stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B common stock is not publicly traded. The number of holders of record of the Company’s Class A common stock and Class B common stock as of January 31, 2011 was 746 and nine, respectively. Because many shares of the Company’s Class A common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders. The following table sets forth the high and low sales prices for the Company’s Class A common stock for each full quarterly period in 2010 and 2009.

	2010				2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$19.45	$21.46	$23.98	$24.06	$14.87	$13.61	$15.41	$17.78
Low	14.54	17.72	17.76	21.35	4.25	5.51	12.44	12.15

In the first quarter of 2007, the Company began paying dividends of $0.07 per share on the Company’s Class A and Class B common stock which were paid quarterly through the first quarter of 2008.  On May 21, 2008, the Company announced that it was temporarily suspending its quarterly dividend program.  On November 5, 2009, the Company’s Board of Directors voted to reinstate the quarterly dividend program effective for the fourth quarter of 2009.  Accordingly, a dividend of $0.07 per share on the Company’s Class A and Class B common stock was paid during the fourth quarter of 2009 and during the first, second, and third quarters of 2010. In November 2010, the Nelnet Board of Directors declared a fourth quarter cash dividend on its outstanding shares of Class A common stock and Class B common stock of $0.49 per share. The dividend consisted of a quarterly dividend of $0.07 per share, and an additional $0.42 per share representing $0.07 per share for each of the six quarters in 2008 and 2009 during which the Company had suspended dividend payments to preserve capital during a volatile period in the market. The dividend was paid on December 15, 2010 to shareholders of record as of December 1, 2010.

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

Performance Graph

The following graph compares the change in the cumulative total shareholder return on the Company’s Class A common stock to that of the cumulative return of the Dow Jones U.S. Total Market Index and the Dow Jones U.S. Financial Services Index. The graph assumes that the value of an investment in the Company’s Class A common stock and each index was $100 on December 31, 2005 and that all dividends, if applicable, were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG NELNET, INC., THE DOW JONES US TOTAL MARKET INDEX,
AND THE DOW JONES US FINANCIAL SERVICES INDEX
Company/Index	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010

Nelnet, Inc.	$100.00	$67.26	$31.71	$35.97	$43.43	$61.73
Dow Jones U.S. Total Market Index	100.00	115.57	122.51	76.98	99.15	115.66
Dow Jones U.S. Financial Services Index	100.00	127.76	107.18	44.54	67.47	69.89

The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the fourth quarter of 2010 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs (2) (3)	or programs (4)

October 1 - October 31, 2010	2,601	$23.38	1,658	4,608,815
November 1 - November 30, 2010	1,335	23.39	1,008	4,692,904
December 1 - December 31, 2010	1,756	22.98	692	2,984,952
Total	5,692	$23.26	3,358

(1)
The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below; (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares; and (iii) shares purchased pursuant to the 2006 ESLP discussed in footnote (3) below, of which there were none for the months of October, November, or December 2010. Shares of Class A common stock purchased pursuant to the 2006 Plan included 1,658 shares, 1,008 shares, and 692 shares in October, November, and December 2010, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 943 shares, 327 shares, and 1,064 shares in October, November, and December 2010, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

(2)
The Company’s Board of Directors authorized a stock repurchase program to repurchase up to a total of ten million shares of the Company’s Class A common stock (the “2006 Plan”). The 2006 Plan has an expiration date of May 24, 2012.

(3)
On May 25, 2006, the Company publicly announced that the shareholders of the Company approved an Employee Stock Purchase Loan Plan (the “2006 ESLP”) to allow the Company to make loans to employees for the purchase of shares of the Company’s Class A common stock either in the open market or directly from the Company. A total of $40 million in loans were authorized under the 2006 ESLP, and a total of one million shares of Class A common stock were reserved for issuance under the 2006 ESLP. Shares could be purchased directly from the Company or in the open market through a broker at prevailing market prices at the time of purchase, subject to any conditions or restrictions on the timing, volume, or prices of purchases as determined by the Compensation Committee of the Board of Directors and set forth in the Stock Purchase Loan Agreement with the participant.  The 2006 ESLP provided that it would terminate as to future awards or loans on May 25, 2016. However on November 10, 2010, the Company’s Board of Directors terminated the 2006 ESLP effective as of December 31, 2010 such that no future awards or loans will be made under the 2006 ESLP. Such termination does not affect loans outstanding on the date of termination.

(4)
The maximum number of shares that may yet be purchased under the plans as of the end of October, November, and December 2010 is calculated below. There are no assurances that any additional shares will be repurchased under the 2006 Plan. As discussed in note (3) above, on November 10, 2010, the Company’s Board of Directors terminated the 2006 ESLP effective as of December 31, 2010 such that no future awards or loans will be made under the 2006 ESLP. Accordingly, as of December 31, 2010 no additional shares will be purchased under the 2006 ESLP.

As of	Maximum number of shares that may yet be purchased under the 2006 Plan (A)	Approximate dollar value of shares that may yet be purchased under the 2006 ESLP (B)	Closing price on the last trading day of the Company's Class A Common Stock (C)	(B / C) Approximate number of shares that may yet be purchased under the 2006 ESLP (D)	(A + D) Approximate number of shares that may yet be purchased under the 2006 Plan and 2006 ESLP
October 31, 2010	2,986,652	$36,450,000	$22.47	1,622,163	4,608,815
November 30, 2010	2,985,644	36,450,000	21.35	1,707,260	4,692,904
December 31, 2010	2,984,952	—	23.69	—	2,984,952

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

	Year ended Decmber 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except share data)
Operating Data:
Revenue:
Net interest income before provision for loan losses	$371,071	235,345	187,892	244,614	308,459
Loan and guaranty servicing revenue	139,636	108,747	99,942	122,380	121,593
Tuition payment processing and campus commerce revenue	59,824	53,894	48,155	42,766	34,784
Enrollment services revenue	139,897	119,397	112,405	103,905	55,361
Software services revenue	18,948	21,164	24,115	27,764	15,890
Other income	31,310	26,469	22,775	30,423	19,405
Derivative settlements, net	(14,264)	39,286	55,657	18,677	23,432
Total revenue	746,422	604,302	550,941	590,529	578,924

Gain (loss) on sale of loans and debt repurchases, net	78,631	76,831	(51,414)	3,597	16,133

Operating expenses:
Salaries and benefits	166,011	151,285	177,724	230,450	214,676
Litigation settlement	55,000	—	—	—	—
Impairment expense	26,599	32,728	18,834	49,504	21,488
Cost to provide enrollment services	91,647	74,926	64,965	45,408	19,798
Other operating expenses	164,229	146,694	179,091	210,247	190,317
Total operating expenses	503,486	405,633	440,614	535,609	446,279

Income tax expense	113,420	76,573	17,896	21,716	36,237
Income from continuing operations	189,034	139,125	26,844	35,429	65,916
Income (expense) from discontinued operations	—	—	1,818	(2,575)	2,239
Net income	189,034	139,125	28,662	32,854	68,155
Earnings (loss) per common share:
Basic:
Continuing operations	$3.82	2.79	0.54	0.71	1.23
Discontinued operations	—	—	0.04	(0.05)	0.04
Net earnings	3.82	2.79	0.58	0.66	1.27
Diluted:
Continuing operations	$3.81	2.78	0.54	0.71	1.23
Discontinued operations	—	—	0.04	(0.05)	0.04
Net earnings	3.81	2.78	0.58	0.66	1.27

Dividends per common share	$0.70	0.07	0.07	0.28	—

Other Data:
Revenue from fee-based segments as a percentage of total revenue (excluding
fixed rate floor income and Corporate Activity and Overhead)	57.8%	64.0%	52.7%	47.7%	42.5%
Fixed rate floor income	$132,243	145,098	37,457	10,347	30,234
Core student loan spread	1.48%	1.18%	0.99%	1.13%	1.42%
Origination and acquisition volume (a)	$4,202,164	2,779,873	2,809,082	5,152,110	6,696,118
Student loans serviced (at end of period) (b)	61,477,651	37,549,563	35,888,693	33,817,458	30,593,592

	As of December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except share data)
Balance Sheet Data:
Cash and cash equivalents	$283,801	338,181	189,847	111,746	102,343
Student loans receivables, net	24,033,001	23,926,957	25,413,008	26,736,122	23,789,552
Goodwill and intangible assets	155,830	197,255	252,232	277,525	353,008
Total assets	25,893,892	25,876,427	27,854,897	29,162,783	26,796,873
Bonds and notes payable	24,672,472	24,805,289	26,787,959	28,115,829	25,562,119
Shareholders' equity	906,633	784,563	643,226	608,879	671,850
Tangible shareholders' equity	750,803	587,308	390,994	331,354	318,842
Book value per common share	18.75	15.73	13.05	12.31	12.79
Tangible book value per common share	15.53	11.77	7.93	6.70	6.07

Ratios:
Shareholders' equity to total assets	3.50%	3.03%	2.31%	2.09%	2.51%

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the years ended December 31, 2010, 2009, and 2008. All dollars are in thousands, except share amounts, unless otherwise noted.)

The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company.  The discussion should be read in conjunction with the Company’s consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010.

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

OVERVIEW

The Company is an innovative education services company focused primarily on providing fee-based processing services and quality education-related products and services in four core areas: loan financing, loan servicing, payment processing, and enrollment services (education planning).These products and services help students and families plan, prepare, and pay for their education and make the administrative and financial processes more efficient for schools and financial organizations. In addition, the Company earns net interest income on a portfolio of federally insured student loans.

The Company has certain business objectives in place that include:

•	Continue to grow and diversify fee-based revenue
•	Manage operating costs
•	Maximize the value of existing portfolio
•	Use liquidity to capitalize on market opportunities

Achieving these business objectives, as well as significant legislation changes in the student loan industry as discussed below, has impacted and will continue to impact the financial condition and operating results of the Company. Each of these items are discussed below.

Recent Developments

Litigation Settlement

During 2010, the Company entered into an agreement to settle all claims associated with the previously disclosed “qui tam” action brought by Jon H. Oberg on behalf of the United States of America. As a result of the settlement, the Company recorded a $55.0 million pre-tax charge during the third quarter of 2010. On November 3, 2010, the Company paid the $55.0 million settlement. The Company expects that the Internal Revenue Service (the “IRS”) will review the settlement agreement as part of its normal procedures for settlements with government agencies, to determine if the payments are deductible as ordinary and necessary business expenses. While the Company believes that the payments are fully deductible under applicable tax law, the IRS may not agree with that position.

The Company believed it had strong defenses to the Oberg Complaint, but entered into the settlement agreement in order to eliminate the uncertainty, distraction, and expense of a trial. See Part I, Item 3, “Legal Proceedings,” for additional information related to this settlement.

Legislation – FFELP

On March 30, 2010, President Obama signed into law the Reconciliation Act of 2010.  Effective July 1, 2010, this law prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program.  The new law does not alter or affect the terms and conditions of existing FFELP loans.

As a result of the Reconciliation Act of 2010, the Company no longer originates new FFELP loans. As such, subsequent to 2010, the Company will no longer recognize a gain from originating and subsequently selling FFELP loans to the Department under the Department’s Purchase Program. During 2010 and 2009, the Company recognized pre-tax gains of $33.8 million and $36.6 million, respectively, from selling $2.1 billion of FFELP loans to the Department during each of these years under the Purchase Program.

In addition, as a result of the Reconciliation Act of 2010, net interest income on the Company’s existing FFELP loan portfolio, as well as fee-based revenue from guarantee and third party FFELP servicing and education loan software licensing and consulting fees related to the FFEL Program, will decline over time as the Company’s and the Company’s customers’ FFELP loan portfolios are paid down.  During 2010 and 2009, the Company recognized approximately $377 million and approximately $247 million, respectively, of net interest income on its FFELP loan portfolio; approximately $101 million and approximately $100 million, respectively, in guarantee and third party FFELP servicing revenue; and approximately $8 million and approximately $7 million, respectively, in education loan software licensing and consulting fees related to the FFEL Program.

Due to the legislative changes in the student loan industry, the Company believes there will be opportunities to purchase FFELP loan portfolios and/or expand its current level of guarantee and third party FFELP servicing volume on behalf of current FFELP participants looking to adjust their FFELP businesses.

Continue to Grow and Diversify Fee-Based Revenue

The Company has expanded products and services generated from businesses that are not dependent upon the FFEL Program, thereby reducing legislative and political risk related to the education lending industry. Revenues from these businesses are primarily generated from products and services offered in the Company’s Tuition Payment Processing and Campus Commerce and Enrollment Services operating segments. In addition, in September 2009, the Company began servicing federally-owned student loans for the Department. The amount of federally-owned student loans originated through the Federal Direct Loan Program is expected to increase substantially, which will lead to an increase in servicing volume and related revenue for the Company. As shown below, revenue earned from the Company’s fee-based operating segments has grown $53.6 million (17.6%) in 2010 compared to 2009.

	Year ended December 31,
	2010	2009	$ Change	% Change
Student Loan and Guaranty Servicing (a)	$159,419	132,193	27,226	20.6%
Tuition Payment Processing and Campus Commerce	59,856	53,956	5,900	10.9
Enrollment Services	139,897	119,397	20,500	17.2

Total revenue from fee-based businesses	$359,172	305,546	53,626	17.6%

(a) The Student Loan and Guaranty Servicing operating segment included $33.4 million and $7.8 million of revenue earned from rehabilitation collections on defaulted loans in 2010 and 2009, respectively.

Student Loan and Guaranty Servicing – Expected Revenue Growth

In June 2009, the Company was one of four private sector companies awarded a student loan servicing contract by the Department to provide additional servicing capacity for loans owned by the Department. These loans include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department. The contract spans five years, with one five-year renewal at the option of the Department. In September 2009, the Department began assigning FFEL purchased loans to the four servicers. Beginning with the second year of servicing in June 2010, the Department began allocating new loan volume originated under the Federal Direct Loan Program among the four servicers based on five equally weighted performance metrics.

•
Three metrics measure the satisfaction among separate customer groups, including borrowers, financial aid personnel at postsecondary schools participating in the federal student loan program, and Federal Student Aid and other federal agency personnel or contractors who work with the servicers.

•	Two performance metrics measure the success of default prevention efforts as reflected by the percentage of borrowers and percentage of dollars in each servicer’s portfolio that go into default.

Based on the first year of survey results, the Company will be allocated 16% of the new loan volume originated by the Department for the period from August 15, 2010 through August 14, 2011 (the second year of the servicing contract). The Department projects it will originate new loans for 6 million borrowers in total during the second year of this contract, which will then be allocated to the four servicers. As of December 31, 2010, the Company was servicing $30.3 billion of loans for 2.8 million borrowers under this contract. During 2010, the Company earned $29.9 million in revenue under this contract.

The Student Loan and Guaranty Servicing operating segment also develops student loan servicing software, which is used internally by the Company and also licensed to third party student loan holders and servicers. In addition, the Company is offering a hosted servicing software solution to third parties that can be used by third parties to service various types of student loans including Federal Direct Program and FFEL Program loans.  Currently, the Company has agreements with third parties, including a contract with an incumbent Direct Loan Program service provider, to add more than 12 million borrowers to its hosted servicing software solution by the end of 2011.

Manage Operating Costs

As shown below, excluding the litigation settlement, the cost to provide enrollment services, restructure and impairment charges, and collection costs related to loan rehabilitation revenue, operating expenses increased $19.0 million (6.6%) in 2010 compared with 2009. This increase is due to incurring additional costs to support the increase in revenue at the Company’s fee-based operating segments. A significant portion of the increase is due to an increase in operating costs in the Student Loan and Guaranty Servicing operating segment as a direct result of supporting the government servicing volume increase.

	Year ended December 31,
	2010	2009	$ Change	% Change

Salaries and benefits	$166,011	151,285	14,726	9.7%
Other expenses (a)	138,868	134,597	4,271	3.2
Operating expenses, excluding the litigation settlement, the cost to provide enrollment services, restructure and impairment charges,
and collection costs related to loan rehabilitation revenue	304,879	285,882	$18,997	6.6%
Litigation settlement	55,000	—
Cost to provide enrollment services	91,647	74,926
Restructure expense	6,020	7,982
Impairment expense	26,599	32,728
Collection costs related to loan rehabilitation revenue (b)	19,341	4,115
Total operating expenses	$503,486	405,633

(a)	Excludes the litigation settlement, the cost to provide enrollment services, restructure and impairment charges, and collection costs related to loan rehabilitation revenue.

(b)
The Company incurred collection costs directly related to revenue earned from rehabilitation loans. These costs are included in “professional and other services” in the consolidated statements of income and are shown separately in the above table for comparability purposes for the periods shown.

Impairment charges

Included in operating expenses in 2010 is an impairment charge related to the impairment of goodwill. As a result of the 2010 annual goodwill impairment test, the Company recorded impairment charges at two reporting units included in the Enrollment Services operating segment.  These charges consisted of $23.9 million related to its interactive marketing business and $2.7 million related to its list marketing business. Recent legislation and related public scrutiny has negatively affected current and projected enrollments at for-profit schools.  These factors may impact future revenue, operating margins, and cash flows related to the Company’s interactive marketing business. The Company’s list marketing business continues to be negatively affected by the economic recession and deterioration of the direct-to-consumer market.

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

(a)
The interest earned on the majority of the Company’s FFELP student loan assets is indexed to the three-month commercial paper index. The Company funds the majority of its assets with three-month LIBOR indexed floating rate securities. The relationship between these two indices has a significant impact on student loan spread. This table (the right axis) shows the difference between the average three-month LIBOR and commercial paper indices.

As reflected in the previous table, the Company’s core and variable student loan spread increased in 2010 compared with 2009.  The Company’s variable student loan spread increased in 2010 as a result of the tightening of the commercial paper rate, which is the primary rate the Company earns on its student loan portfolio, and the LIBOR rate, which is the primary rate the Company pays to fund its student loan assets.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core spread follows.

	Year ended December 31,
	2010	2009

Fixed rate floor income, gross	$151,861	147,107

Derivative settlements (a)	(19,618)	(2,009)

Fixed rate floor income, net	$132,243	145,098

Fixed rate floor income
contribution to spread, net	0.52%	0.58%

(a) Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2010 and 2009 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

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

As of December 31, 2010, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.61 billion as detailed below.

The forecasted cash flow presented below includes all loans currently funded in asset-backed securitizations.  As of December 31, 2010, the Company had $21.0 billion of loans included in asset-backed securitizations, which represented 88 percent of its total FFELP student loan portfolio classified as held for investment.  The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department’s Conduit Program and other warehouse facilities or loans originated and/or acquired subsequent to December 31, 2010.

(a)	The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the percentage of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity and default rates.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in recent asset-backed securities transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $330 million to $390 million.

Interest rates:  The Company funds the majority of its student loans with three-month LIBOR (“LIBOR”) indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets are indexed primarily to a commercial paper rate (“CP”).  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes LIBOR will exceed CP by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between CP and LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $100 million to $140 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of December 31, 2010, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a negative $4.8 million. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

FFELP 2009-2010 Academic Year Originations

During 2010, the Company recognized a pre-tax gain of $33.8 million when it sold $2.1 billion of 2009-2010 academic year loans to the Department under the Department’s Purchase Program.

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

	Year ended December 31, 2010
	Notional amount	Purchase price	Gain

Asset-backed securities	$690,750	650,789	39,961

Junior Subordinated Hybrid Securities	34,995	30,073	4,922

Total	$725,745	680,862	44,883

Student Loan Purchases

During 2010, the Company purchased $2.7 billion (par value) of student loans.  The Company believes there will be additional opportunities to purchase FFELP loan portfolios and/or expand its current level of guarantee and third party FFELP servicing volume from current FFELP participants looking to modify their involvement and/or exit the market.

Stock Repurchases

During 2010, the Company repurchased and retired 1.9 million shares of its Class A common stock for $39.8 million (average price per share of $21.33).

Subsequent Use of Liquidity – Unsecured Debt

Subsequent to December 31, 2010, the Company used operating cash to repurchase $62.6 million (par value) of Junior Subordinated Hybrid Securities for $55.7 million.  The Company recognized a pre-tax gain of $6.9 million as a result of this debt repurchase, which will be included in the Company’s operating results for the quarter ending March 31, 2011.

In addition, subsequent to December 31, 2010, the Company paid $325.0 million on its unsecured line of credit.  After making these payments, as of February 28, 2011, the outstanding balance on the Company’s unsecured line of credit was $125.0 million.

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

Net interest income also includes interest expense on unsecured debt offerings.  The proceeds from these unsecured debt offerings were used by the Company to fund general business operations and certain asset and business acquisitions.

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

The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company’s loan portfolios considering loans in repayment versus those in a nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government guarantees 97% of the principal of and the interest on federally insured student loans disbursed on and after July 1, 2006 (and 98% for those loans disbursed prior to July 1, 2006), which limits the Company’s loss exposure on the outstanding balance of the Company’s federally insured portfolio. Student loans disbursed prior to October 1, 1993 are fully insured.

In determining the appropriateness of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. The Company places a non-federally insured loan on nonaccrual status when the collection of principal and interest is 30 days past due and charges off the loan when the collection of principal and interest is 120 days past due.

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

Tuition Payment Processing and Campus Commerce Revenue – Tuition payment processing and campus commerce revenue primarily includes actively managed tuition payment solutions and online payment processing. Fees for these services are recognized over the period in which services are provided to customers.

Enrollment Services Revenue – Enrollment services revenue primarily consists of the following items:

•
Interactive marketing – Interactive marketing revenue is derived primarily from fees which are earned through the delivery of qualified inquiries or clicks. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified inquiry or click is delivered to the customer provided that no significant obligations remain. From time to time, the Company may agree to credit certain inquiries or clicks if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been immaterial and within management’s expectations.

For a portion of its interactive marketing revenue, the Company has agreements with providers of online media or traffic (“Publishers”) used in the generation of inquiries or clicks. The Company receives a fee from its customers and pays a fee to Publishers either on a cost per inquiry, cost per click, or cost per number of impressions basis. The Company is the primary obligor in the transaction. As a result, the fees paid by the Company’s customers are recognized as revenue and the fees paid to its Publishers are included in “cost to provide enrollment services” in the Company’s consolidated statements of income.

•	List marketing - Revenue from the sale of lists is generally earned and recognized, net of estimated returns, upon delivery.

•	Publishing services - Revenue from the sale of print products is generally earned and recognized, net of estimated returns, upon shipment or delivery.

•
Resource centers – Resource centers services include online courses, scholarship search and selection data, career planning, and online information about colleges and universities. The majority of these services are sold based on subscriptions and/or are performance based. Revenues from sales of subscription and performance based services are recognized ratably over the term of the contract as earned. Subscription and performance based revenues received or receivable in advance of the delivery of services is included in deferred revenue.

Software Services Revenue – Software services revenue is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products.  Computer and software consulting services are recognized over the period in which services are provided to customers.

Operating Expenses

Operating expenses includes indirect costs incurred to generate and acquire student loans; costs incurred to manage and administer the Company’s student loan portfolio and its financing transactions; costs incurred to service the Company’s student loan portfolio and the portfolios of third parties; collection costs related to rehabilitation revenue; the cost to provide enrollment services; costs incurred to provide tuition payment processing, campus commerce, resource center and list marketing services, and software and technical services to third parties; the depreciation and amortization of capital assets and intangible assets; investments in products, services, and technology to meet customer needs and support continued revenue growth; and other general and administrative expenses.  The cost to provide enrollment services, as discussed previously, consists of costs incurred to provide interactive marketing and publishing and editing services in the Company’s Enrollment Services operating segment.  Operating expenses also includes impairment charges related to the impairment of goodwill and certain intangible assets and employee termination benefits, lease termination costs, and the write-down of certain assets related to the Company’s restructuring initiatives. Operating expenses in 2010 also includes a litigation settlement charge.

Summary and Comparison of Operating Results

Net Interest Income (net of settlements on derivatives)

	Years ended December 31,				Years ended December 31,
			Change				Change
	2010	2009	$	%	2009	2008	$	%
Interest income:
Loan interest	$598,675	609,920	(11,245)	(1.8)%	$609,920	1,176,383	(566,463)	(48.2)%
Investment interest	5,256	10,287	(5,031)	(48.9)	10,287	37,998	(27,711)	(72.9)
Total interest income	603,931	620,207	(16,276)	(2.6)	620,207	1,214,381	(594,174)	(48.9)
Interest expense:
Interest on bonds and notes payable	232,860	384,862	(152,002)	(39.5)	384,862	1,026,489	(641,627)	(62.5)
Net interest income	371,071	235,345	135,726	57.7	235,345	187,892	47,453	25.3
Provision for loan losses	22,700	29,000	(6,300)	(21.7)	29,000	25,000	4,000	16.0
Net interest income after provision for loan losses	348,371	206,345	142,026	68.8	206,345	162,892	43,453	26.7

Derivative settlements, net (a)	(14,264)	39,286	(53,550)	(136.3)	39,286	55,657	(16,371)	(29.4)

Net interest income after provision for loan losses (net of settlements on derivatives)	$334,107	245,631	88,476	36.0%	$245,631	218,549	27,082	12.4%

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

Net interest income after provision for loan losses, net of settlements on derivatives, changed during the years ended December 31, 2010, 2009, and 2008 as follows:

	Year ended December 31,				Year ended December 31,
			Change				Change
	2010	2009	$	%	2009	2008	$	%

Student loan interest margin, net of settlements on derivatives (a)	$241,199	140,679	100,520	71.5%	$140,679	167,892	(27,213)	(16.2)%

Fixed rate floor income, net of settlements on derivatives (b)	132,243	145,098	(12,855)	(8.9)	145,098	37,457	107,641	287.4

Variable-rate floor income, net of settlements on derivatives (c)	—	7,502	(7,502)	(100.0)	7,502	42,325	(34,823)	(82.3)
Investment interest (d)	5,256	10,287	(5,031)	(48.9)	10,287	37,998	(27,711)	(72.9)
Corporate debt interest expense (e)	(21,891)	(28,935)	7,044	(24.3)	(28,935)	(42,123)	13,188	(31.3)
Provision for loan losses (f)	(22,700)	(29,000)	6,300	(21.7)	(29,000)	(25,000)	(4,000)	16.0

Net interest income after provision for loan losses (net of settlements on derivatives)	$334,107	245,631	88,476	36.0%	$245,631	218,549	27,082	12.4%

(a)
Changes in student loan interest margin, net of settlements on derivatives, are due to changes in the variable student loan spread. Variable student loan spread was to 0.96% in 2010, 0.63% in 2009, and 0.91% in 2008.  See “Asset Generation and Management Operating Segment – Results of Operations – Student Loan Spread Analysis” included in this Item 7 for further discussion.

(b)
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate generating fixed rate floor income. Due to lower interest rates in 2010 and 2009 as compared to 2008, the Company received additional fixed rate floor income on a portion of its student loan portfolio. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” for additional information.

(c)
Loans that reset annually on July 1 can generate excess spread income compared with the rate based on the special allowance payment formula in declining interest rate environments.  The Company refers to this additional income as variable-rate floor income.  A portion of the Company’s portfolio was earning variable-rate floor income during 2008 and 2009 as a result of declining interest rates during these periods. No variable-rate floor income was earned during 2010.

(d)	Investment interest decreased in 2010 compared to 2009 and in 2009 compared to 2008 due to lower interest rates and a decrease in average cash held.

(e)
Corporate debt interest expense includes interest expense incurred by the Company on its 5.125% Senior Notes due 2010 (the “Senior Notes”), Junior Subordinated Hybrid Securities, and its $750 million unsecured line of credit.

Corporate debt interest expense decreased in 2010 compared to 2009 due to a reduction in debt outstanding due to the purchase of certain Senior Notes and Junior Subordinated Hybrid Securities and the maturity of the Senior Notes on June 1, 2010. During the first, second, and third quarters of 2009, the Company purchased $34.9 million, $35.5 million, and $137.9 million, respectively, of its Senior Notes. The remaining balance outstanding on the Senior Notes, $66.7 million, was paid on June 1, 2010.  In the third quarter of 2010, the Company purchased $35.0 million of its Junior Subordinated Hybrid Securities.

Corporate debt interest expense decreased in 2009 compared to 2008 due to the purchase of $208.3 million of Senior Notes in 2009 as described above. In addition, interest expense decreased as a result of a decrease in interest rates. The weighted average interest rate and notes outstanding on the Company’s unsecured line of credit was 0.73% and $691.5 million, respectively, as of December 31, 2009 compared to 1.25% and $691.5 million, respectively, as of December 31, 2008.

(f)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses inherent in the Company’s portfolio of loans.  The provision for loan losses recognized by the Company was larger during 2009 compared with 2010, primarily due to the provision related to the Company’s non-federally insured student loan portfolio.  During 2009, the Company increased its allowance for non-federally insured loans due to management's projected performance of the portfolio in light of economic conditions.  As of December 31, 2010, the dollar amount of the Company’s non-federally insured student loan portfolio, including those loans in repayment and loans delinquent, decreased from the same period a year ago. These decreases, as well as continued aging of the portfolio, resulted in less provision expense recognized by the Company during 2010 as compared to 2009 related to the Company’s non-federally insured portfolio.

Other Income

	Year ended December 31,				Year ended December 31,
			Change				Change
	2010	2009	$	%	2009	2008	$	%

Loan and guaranty servicing revenue (a)	$139,636	108,747	30,889	28.4%	$108,747	99,942	8,805	8.8%
Tuition payment processing and campus commerce revenue (b)	59,824	53,894	5,930	11.0	53,894	48,155	5,739	11.9
Enrollment services revenue (c)	139,897	119,397	20,500	17.2	119,397	112,405	6,992	6.2
Software services revenue (d)	18,948	21,164	(2,216)	(10.5)	21,164	24,115	(2,951)	(12.2)
Other income (e)	31,310	26,469	4,841	18.3	26,469	22,775	3,694	16.2
Gain (loss) on sale of loans and debt repurchases, net (f)	78,631	76,831	1,800	2.3	76,831	(51,414)	128,245	(249.4)
Derivative market value, foreign currency, and put option adjustments (g)	3,587	(30,802)	34,389	(111.6)	(30,802)	10,827	(41,629)	(384.5)
Derivative settlements, net (h)	(14,264)	39,286	(53,550)	(136.3)	39,286	55,657	(16,371)	(29.4)
Total other income	$457,569	414,986	42,583	10.3%	$414,986	322,462	92,524	28.7%

(a)
“Loan and guaranty servicing revenue” increased in 2010 compared with 2009 due to an increase in loan servicing revenue as a result of servicing loans for the Department, as well as an increase in guaranty servicing revenue as a result of recognizing  $33.4 million in revenue related to rehabilitation collections on defaulted loans in 2010 compared with $7.8 million in 2009.  This additional revenue was offset by a decrease in external FFELP servicing revenue due to the loss of servicing volume from third party customers as a result of these customers selling their portfolios to the Company or the Department under the Purchase Program.

“Loan and guaranty servicing revenue” increased in 2009 compared with 2008 primarily due to an increase in FFELP loan servicing revenue. This increase was due to an increase in servicing volume and the receipt of $6.8 million in conversion fees associated with the loss of life of loan servicing and transfer related activities for third party clients that sold loans to the Department. See Item 7 under “Student Loan and Guaranty Servicing Operating Segment – Results of Operations” for additional information.

(b)
“Tuition payment processing and campus commerce revenue” increased in each 2010 compared to 2009 and 2009 compared to 2008 due to an increase in the number of managed tuition payment plans and an increase in campus commerce transactions processed in each of these periods as discussed in this Item 7 under “Tuition Payment Processing and Campus Commerce Operating Segment – Results of Operations.”

(c)
“Enrollment services revenue” increased in each 2010 compared to 2009 and 2009 compared to 2008 due to an increase in interactive marketing revenue offset by a reduction in revenue related to other enrollment products and services as further discussed in this Item 7 under “Enrollment Services Operating Segment – Results of Operations.”

(d)
“Software services revenue” decreased in each 2010 compared to 2009 and 2009 compared to 2008 due to a reduction in the number of projects for existing customers and the loss of customers due to the legislative developments in the student loan industry.

(e)	The following table summarizes the components of “other income”.

	Year ended December 31,
	2010	2009	2008

Borrower late fee income	$12,390	11,305	11,515
529 Plan administration (1)	5,744	3,409	4,579
Gain on sale of equity method investment	—	3,500	—
Other	13,176	8,255	6,681

Other income	$31,310	26,469	22,775

(1)
The Company provided certain 529 Plan administration services to the College Savings Plan of Nebraska through a contract with Union Bank, as the program manager. Effective in December 2010, Union Bank was no longer the program manager for the College Savings Plan of Nebraska, which will significantly reduce 529 Plan administration fees earned by the Company in future periods.

(f) “Gain (loss) on sale of loans and debt repurchases, net” includes the following:

	Year ended December 31, 2010			Year ended December 31, 2009			Year ended December 31, 2008
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain
Gains on debt repurchases:
Asset-backed securities	$690,750	650,789	39,961	$348,155	319,627	28,528	$—	—	—
Junior Subordinated Hybrid Securities	34,995	30,073	4,922	1,750	350	1,400	—	—	—
5.125% Senior Notes due 2010	—	—	—	208,284	196,529	11,755	—	—	—

	$725,745	680,862	44,883	$558,189	516,506	41,683	$—	—	—
Gain (loss) on sale of loans, net			33,748			35,148			(51,414)

Gain (loss) on sale of loans and debt repurchases, net			$78,631			$76,831			$(51,414)
(g)
The change in “derivative market value, foreign currency, and put option adjustments” is primarily the result of the change in the fair value of the Company’s derivative portfolio and transaction gains/losses resulting from the re-measurement of the Company’s Euro-denominated bonds to U.S. dollars. These changes are summarized below.

	Year ended December 31,
	2010	2009	2008

Change in fair value of derivatives - (expense) income	$(77,134)	6,852	(38,576)
Foreign currency transaction adjustment - (expense) income	80,721	(37,654)	52,886
Change in fair value of put options - (expense) income (1)	—	—	(3,483)

Derivative market value and foreign currency adjustments - (expense) income	$3,587	(30,802)	10,827

(1) In 2008, the Company settled all obligations related to these put options.

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

Operating Expenses

As shown below, excluding the litigation settlement, the cost to provide enrollment services, restructure and impairment charges, and collection costs related to loan rehabilitation revenue, operating expenses increased $19.0 million (6.6%) in 2010 compared with 2009. This increase is due to incurring additional costs to support the increase in revenue at the Company’s fee-based operating segments. A significant portion of the increase is due to an increase in operating costs in the Student Loan and Guaranty Servicing operating segment as a direct result of supporting the government servicing volume increase.

	Year ended December 31,
	2010	2009	$ Change	% Change

Salaries and benefits	$166,011	151,285	14,726	9.7%
Other expenses (a)	138,868	134,597	4,271	3.2
Operating expenses, excluding litigation settlement, cost to provide enrollment services, restructure and impairment charges, and collection costs related to loan rehabilitation revenue	304,879	285,882	$18,997	6.6%
Litigation settlement	55,000	—
Cost to provide enrollment services	91,647	74,926
Restructure expense	6,020	7,982
Impairment expense	26,599	32,728
Collection costs related to loan rehabilitation revenue (b)	19,341	4,115

Total operating expenses	$503,486	405,633

(a)	Excludes the litigation settlement, cost to provide enrollment services, restructure and impairment charges, and collection costs related to loan rehabilitation revenue.

(b)
The Company incurred collection costs directly related to revenue earned from rehabilitation loans. These costs are included in “professional and other services” in the consolidated statements of income and are shown separately in the above table for comparability purposes for the periods shown.

As shown below, excluding the cost to provide enrollment services, restructure and impairment charges. Collection costs related to loan rehabilitation revenue, and liquidity contingency planning fees, operating expenses decreased $50.3 million (15.0%) in 2009 compared with 2008. These decreases were due to the cost benefits achieved from the Company’s restructuring activities.

	Year ended December 31,
	2009	2008	$ Change	% Change

Salaries and benefits	$151,285	177,724	(26,439)	(14.9	) %
Other expenses (a)	134,597	158,499	(23,902)	(15.1)
Operating expenses, excluding cost to provide enrollmentservices, restructure and impairment charges, collection costs related to loan rehabilitation revenue, and liquidity contingency planning fees	285,882	336,223	$(50,341)	(15.0	) %
Cost to provide enrollment services	74,926	64,965
Restructure expense	7,982	7,067
Impairment expense	32,728	18,834
Collection costs related to loan rehabilitation revenue (b)	4,115	—
Liquidity contingency planning fees (c)	—	13,525
Total operating expenses	$405,633	440,614

(a)	Excludes cost to provide enrollment services, restructure and impairment charges, collection costs related to loan rehabilitation revenue, and liquidity contingency planning fees.

(b)
The Company incurred collection costs directly related to revenue earned from rehabilitation loans. These costs are included in “professional and other services” in the consolidated statements of income and are shown separately in the above table for comparability purposes for the periods shown.

(c)
Liquidity contingency planning fees were incurred by the Company to minimize exposure related to the equity support provisions of the Company’s FFELP loan warehouse facility. These fees are included in “other” under “other operating expense” in the consolidated statements of income.

Income Taxes

The Company’s effective tax rate was 37.5% and 35.5% for the years ended December 31, 2010 and 2009, respectively. The effective tax rate during 2010 increased compared to 2009 due to various state tax changes and changes in the Company’s gross unrecognized tax benefits liability.

The Company’s effective tax rate was 35.5% and 40.0% for the years ended December 31, 2009 and 2008, respectively. The effective tax rate during 2009 decreased compared to 2008 due to expenses incurred in 2008 that were not deductible for tax purposes and a decrease in a valuation allowance in 2009.

Segment Operating Results

Additional information on the Company’s results of operations is included with the discussion of the Company’s operating segments in this Item 7 under “Operating Segments.”

Financial Condition as of December 31, 2010 compared to December 31, 2009

	As of	As of
	December 31,	December 31,	Change
	2010	2009	Dollars	Percent
Assets:
Student loans receivable, net	$23,948,014	23,926,957	21,057	0.1%
Student loans receivable - held for sale	84,987	—	84,987	100.0
Cash, cash equivalents, and investments	1,084,322	1,055,414	28,908	2.7
Goodwill	117,118	143,717	(26,599)	(18.5)
Intangible assets, net	38,712	53,538	(14,826)	(27.7)
Fair value of derivative instruments	118,346	193,899	(75,553)	(39.0)
Other assets	502,393	502,902	(509)	(0.1)
Total assets	$25,893,892	25,876,427	17,465	0.1%

Liabilities:
Bonds and notes payable	$24,672,472	24,805,289	(132,817)	(0.5)%
Fair value of derivative instruments	16,089	2,489	13,600	546.4
Other liabilities	298,698	284,086	14,612	5.1
Total liabilities	24,987,259	25,091,864	(104,605)	(0.4)

Shareholders' equity	906,633	784,563	122,070	15.6
Total liabilities and shareholders' equity	$25,893,892	25,876,427	17,465	0.1%

Total assets decreased during 2010 primarily due a decrease of $74.9 million in fair value on the Company’s cross-currency interest rate swaps. In addition, goodwill decreased $26.6 million as a result of the Company recording impairment charges related to its interactive marketing and list marketing businesses.  Total liabilities decreased during 2010 primarily due to debt repurchases.

OPERATING SEGMENTS

The Company earns fee-based revenue through its Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, and Enrollment Services operating segments. In addition, the Company earns net interest income on its student loan portfolio in its Asset Generation and Management operating segment. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. During 2010, internal reporting to executive management (the “chief operating decision maker”) changed to reflect operational changes made within the organization. The operations of various segments changed in 2010 in order for the Company to capitalize on external servicing opportunities while obtaining maximum operating leverage. The change in operating results reviewed by management changed the operating segments historically reported by the Company.  The operational and internal reporting changes included moving the majority of software and information technology products and services and related expenses to the Student Loan and Guaranty Servicing operating segment.  The internal and external revenue and expenses related to these products and services were historically included within Corporate Activities and the former Software and Technical Services operating segment.  The Software and Technical Services operating segment no longer meets the definition of an operating segment as described in the Segment Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. Prior period segment operating results were restated to conform to the current period presentation.

The accounting policies of the Company’s operating segments are the same as those described in note 2 in the notes to the consolidated financial statements included in this report. Intersegment revenues are charged by a segment to another segment that provides the product or service.  Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management.  Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information. In 2010, the Company began allocating certain corporate overhead expenses to the individual operating segments.  These expenses include certain corporate activities related to executive management, human resources, accounting, legal, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services. These allocations were not made in 2009 and 2008, and thus are not reflected in the 2009 and 2008 segment operating results.

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

Income Taxes

For the years ended December 31, 2010 and 2009, income taxes are applied based on 38% of income (loss) before taxes for each individual operating segment. The difference between the consolidated income tax expense and the sum of taxes calculated for each operating segment is included in income taxes in Corporate Activities. For the year ended December 31, 2008, income taxes for each individual operating segment are applied based on the consolidated effective tax rate.

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

In addition, during 2010, management changed its internal reporting related to intersegment revenue and expenses. These changes included reclassifying all “intersegment revenue” (with the exception of intersegment servicing revenue earned by the Student Loan and Guaranty Servicing segment from the Asset Generation and Management segment) to “intersegment expenses, net.” Other than intersegment servicing revenue, the intersegment activity is primarily the allocation of operating expenses to the appropriate segment.

The reclassification described above had no effect on any of the segments’ net income or assets and liabilities. Prior period segment operating results were restated to conform to the current period presentation.

Segment Results and Reconciliations to GAAP

	Year ended December 31, 2010
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and	and		Total	Generation	Activity	Eliminations		Adjustments	GAAP
	Guaranty	Campus	Enrollment	Fee-	and	and	and	Base net	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	income	Results	Operations

Total interest income	$62	32	—	94	600,098	8,109	(4,370)	603,931	—	603,931
Interest expense	—	—	—	—	215,339	21,891	(4,370)	232,860	—	232,860
Net interest income (loss)	62	32	—	94	384,759	(13,782)	—	371,071	—	371,071

Less provision for loan losses	—	—	—	—	22,700	—	—	22,700	—	22,700
Net interest income (loss) after provision for loan losses	62	32	—	94	362,059	(13,782)	—	348,371	—	348,371

Other income (expense):
Loan and guaranty servicing revenue	139,890	—	—	139,890	—	(254)	—	139,636	—	139,636
Intersegment servicing revenue	85,342	—	—	85,342	—	—	(85,342)	—	—	—
Tuition payment processing and campus commerce revenue	—	59,824	—	59,824	—	—	—	59,824	—	59,824
Enrollment services revenue	—	—	139,897	139,897	—	—	—	139,897	—	139,897
Software services revenue	18,948	—	—	18,948	—	—	—	18,948	—	18,948
Other income	519	—	—	519	18,639	12,152	—	31,310	—	31,310
Gain (loss) on sale of loans and debt repurchases, net	—	—	—	—	73,709	4,922	—	78,631	—	78,631
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	3,587	3,587
Derivative settlements, net	—	—	—	—	(13,336)	(928)	—	(14,264)	—	(14,264)
Total other income (expense)	244,699	59,824	139,897	444,420	79,012	15,892	(85,342)	453,982	3,587	457,569

Operating expenses:
Salaries and benefits	95,293	27,180	24,827	147,300	4,524	15,849	(1,662)	166,011	—	166,011
Cost to provide enrollment services	—	—	91,647	91,647	—	—	—	91,647	—	91,647
Other expenses	71,280	10,864	44,639	126,783	12,752	83,549	—	223,084	22,744	245,828
Intersegment expenses	5,221	3,579	2,461	11,261	85,278	(12,859)	(83,680)	—	—	—
Total operating expenses	171,794	41,623	163,574	376,991	102,554	86,539	(85,342)	480,742	22,744	503,486

Income (loss) before income taxes and corporate overhead allocation	72,967	18,233	(23,677)	67,523	338,517	(84,429)	—	321,611	(19,157)	302,454
Corporate overhead allocation	(5,856)	(1,952)	(1,952)	(9,760)	(9,759)	19,519	—	—	—	—
Income (loss) before income taxes	67,111	16,281	(25,629)	57,763	328,758	(64,910)	—	321,611	(19,157)	302,454
Income tax (expense) benefit	(25,502)	(6,189)	9,740	(21,951)	(124,928)	26,179	—	(120,700)	7,280	(113,420)
Net income (loss)	$41,609	10,092	(15,889)	35,812	203,830	(38,731)	—	200,911	(11,877)	189,034

Additional information:
Net income (loss)	$41,609	10,092	(15,889)	35,812	203,830	(38,731)	—	200,911	(11,877)	189,034
Plus: Litigation settlement (a)	—	—	—	—	—	55,000	—	55,000	—	55,000
Plus: Restructure expense	6,040	—	—	6,040	—	(20)	—	6,020	—	6,020
Plus: Impairment expense	—	—	26,599	26,599	—	—	—	26,599	—	26,599
Less: Net tax effect	(2,295)	—	(10,108)	(12,403)	—	(20,892)	—	(33,295)	—	(33,295)

Net income (loss), excluding litigation settlement and
restructure and impairment charges	$45,354	10,092	602	56,048	203,830	(4,643)	—	255,235	(11,877)	243,358
(a)	During 2010, the Company recorded a $55 million litigation settlement charge.

	Year ended December 31, 2009
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and	and		Total	Generation	Activity	Eliminations		Adjustments	GAAP
	Guaranty	Campus	Enrollment	Fee-	and	and	and	Base net	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	income	Results	Operations

Total interest income	$112	62	—	174	609,143	5,391	(2,003)	612,705	7,502	620,207
Interest expense	—	—	—	—	357,930	28,935	(2,003)	384,862	—	384,862
Net interest income (loss)	112	62	—	174	251,213	(23,544)	—	227,843	7,502	235,345

Less provision for loan losses	—	—	—	—	29,000	—	—	29,000	—	29,000
Net interest income (loss) after provision for loan losses	112	62	—	174	222,213	(23,544)	—	198,843	7,502	206,345

Other income (expense):
Loan and guaranty servicing revenue	110,273	—	—	110,273	—	(1,526)	—	108,747	—	108,747
Intersegment servicing revenue	85,048	—	—	85,048	—	—	(85,048)	—	—	—
Tuition payment processing and campus commerce revenue	—	53,894	—	53,894	—	—	—	53,894	—	53,894
Enrollment services revenue	—	—	119,397	119,397	—	—	—	119,397	—	119,397
Software services revenue	21,164	—	—	21,164	—	—	—	21,164	—	21,164
Other income	644	—	—	644	17,169	8,656	—	26,469	—	26,469
Gain (loss) on sale of loans and debt repurchases, net	—	—	—	—	63,676	13,155	—	76,831	—	76,831
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(30,802)	(30,802)
Derivative settlements, net	—	—	—	—	39,286	—	—	39,286	—	39,286
Total other income (expense)	217,129	53,894	119,397	390,420	120,131	20,285	(85,048)	445,788	(30,802)	414,986

Operating expenses:
Salaries and benefits	84,405	25,549	23,222	133,176	6,767	16,639	(5,456)	151,126	159	151,285
Cost to provide enrollment services	—	—	74,926	74,926	—	—	—	74,926	—	74,926
Other expenses	58,448	9,642	45,954	114,044	19,566	23,563	—	157,173	22,249	179,422
Intersegment expenses, net	4,299	2,563	1,566	8,428	81,335	(10,171)	(79,592)	—	—	—
Total operating expenses	147,152	37,754	145,668	330,574	107,668	30,031	(85,048)	383,225	22,408	405,633

Income (loss) before income taxes	70,089	16,202	(26,271)	60,020	234,676	(33,290)	—	261,406	(45,708)	215,698
Income tax (expense) benefit	(26,636)	(6,156)	9,984	(22,808)	(89,178)	19,186	—	(92,800)	16,227	(76,573)
Net income (loss)	$43,453	10,046	(16,287)	37,212	145,498	(14,104)	—	168,606	(29,481)	139,125

Additional information:
Net income (loss)	$43,453	10,046	(16,287)	37,212	145,498	(14,104)	—	168,606	(29,481)	139,125
Plus: Restructure expense	7,715	—	—	7,715	—	267	—	7,982	—	7,982
Plus: Impairment expense	—	—	32,728	32,728	—	—	—	32,728	—	32,728
Less: Net tax effect	(2,932)	—	(12,437)	(15,369)	—	917	—	(14,452)	—	(14,452)

Net income (loss), excluding restructure and impairment charges	$48,236	10,046	4,004	62,286	145,498	(12,920)	—	194,864	(29,481)	165,383

	Year ended December 31, 2008
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and	and		Total	Generation	Activity	Eliminations		Adjustments	GAAP
	Guaranty	Campus	Enrollment	Fee-	and	and	and	Base net	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	income	Results	Operations

Total interest income	$1,401	1,689	17	3,107	1,164,329	6,810	(2,190)	1,172,056	42,325	1,214,381
Interest expense	—	—	—	—	986,556	42,123	(2,190)	1,026,489	—	1,026,489
Net interest income (loss)	1,401	1,689	17	3,107	177,773	(35,313)	—	145,567	42,325	187,892

Less provision for loan losses	—	—	—	—	25,000	—	—	25,000	—	25,000
Net interest income (loss) after provision for loan losses	1,401	1,689	17	3,107	152,773	(35,313)	—	120,567	42,325	162,892

Other income (expense):
Loan and guaranty servicing revenue	99,916	—	—	99,916	26	—	—	99,942	—	99,942
Intersegment servicing revenue	77,957	—	—	77,957	—	—	(77,957)	—	—	—
Tuition payment processing and campus commerce revenue	—	48,155	—	48,155	—	—	—	48,155	—	48,155
Enrollment services revenue	—	—	112,405	112,405	—	—	—	112,405	—	112,405
Software services revenue	24,078	—	37	24,115	—	—	—	24,115	—	24,115
Other income	51	—	—	51	17,401	5,323	—	22,775	—	22,775
Gain (loss) on sale of loans and debt repurchases, net	—	—	—	—	(53,035)	1,621	—	(51,414)	—	(51,414)
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	466	—	—	466	10,361	10,827
Derivative settlements, net	—	—	—	—	65,622	—	—	65,622	(9,965)	55,657
Total other income (expense)	202,002	48,155	112,442	362,599	30,480	6,944	(77,957)	322,066	396	322,462

Operating expenses:
Salaries and benefits	69,401	23,290	24,379	117,070	8,316	54,910	(5,571)	174,725	2,999	177,724
Cost to provide enrollment services	—	—	64,965	64,965	—	—	—	64,965	—	64,965
Other expenses	42,719	9,879	11,506	64,104	46,875	62,090	(1,374)	171,695	26,230	197,925
Intersegment expenses, net	45,825	1,095	6,639	53,559	77,105	(59,652)	(71,012)	—	—	—
Total operating expenses	157,945	34,264	107,489	299,698	132,296	57,348	(77,957)	411,385	29,229	440,614

Income (loss) before income taxes	45,458	15,580	4,970	66,008	50,957	(85,717)	—	31,248	13,492	44,740
Income tax (expense) benefit	(15,342)	(5,175)	(1,730)	(22,247)	(18,356)	28,499	—	(12,104)	(5,792)	(17,896)
Net income (loss) from continuing operations	30,116	10,405	3,240	43,761	32,601	(57,218)	—	19,144	7,700	26,844
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	1,818	1,818
Net income (loss)	$30,116	10,405	3,240	43,761	32,601	(57,218)	—	19,144	9,518	28,662

Additional information:
Net income (loss)	$30,116	10,405	3,240	43,761	32,601	(57,218)	—	19,144	9,518	28,662
Plus: Restructure expense	1,234	—	282	1,516	1,845	3,706	—	7,067	—	7,067
Plus: Impairment expense	5,074	—	—	5,074	9,351	4,409	—	18,834	—	18,834
Plus: Liquidity related charges (a)	—	—	—	—	66,560	(1,621)	—	64,939	—	64,939
Less: Net tax effect	(1,955)	—	(87)	(2,042)	(24,882)	(1,965)	—	(28,889)	—	(28,889)

Net income (loss), excluding restructure, impairment, and
liquidity related charges	$34,469	10,405	3,435	48,309	85,475	(52,689)	—	81,095	9,518	90,613

(a)
During 2008, the Company incurred expenses of $13.5 million from fees paid related to liquidity contingency planning and incurred a loss of $51.4 million from selling a portfolio of student loans in order to reduce the amount of loans in the Company's FFELP warehouse facility to reduce exposure related to the facility's equity support provisions.

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

	Student	Tuition
	Loan	Payment		Asset	Corporate
	and	Processing		Generation	Activity
	Guaranty	and Campus	Enrollment	and	and
	Servicing	Commerce	Services	Management	Overhead	Total

	Year ended December 31, 2010

Derivative market value, foreign currency, and put option adjustments	$—	—	—	(3,046)	(541)	(3,587)
Amortization of intangible assets	8,576	5,756	8,412	—	—	22,744
Compensation related to business combinations	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	—	—
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net tax effect (a)	(3,259)	(2,189)	(3,199)	1,157	210	(7,280)

Total adjustments to GAAP	$5,317	3,567	5,213	(1,889)	(331)	11,877

	Year ended December 31, 2009

Derivative market value, foreign currency, and put option adjustments	$—	—	—	34,569	(3,767)	30,802
Amortization of intangible assets	4,848	7,440	9,961	—	—	22,249
Compensation related to business combinations	—	—	—	—	159	159
Variable-rate floor income, net of settlements on derivatives	—	—	—	(7,502)	—	(7,502)
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net tax effect (a)	(1,842)	(2,827)	(3,787)	(10,285)	2,514	(16,227)

Total adjustments to GAAP	$3,006	4,613	6,174	16,782	(1,094)	29,481

	Year ended December 31, 2008

Derivative market value, foreign currency, and put option adjustments	$—	—	—	(13,844)	3,483	(10,361)
Amortization of intangible assets	5,808	7,826	12,451	145	—	26,230
Compensation related to business combinations	—	—	—	—	2,999	2,999
Variable-rate floor income, net of settlements on derivatives	—	—	—	(32,360)	—	(32,360)
Income from discontinued operations, net of tax	(1,818)	—	—	—	—	(1,818)
Net tax effect (a)	(1,944)	(2,615)	(4,185)	16,770	(2,234)	5,792

Total adjustments to GAAP	$2,046	5,211	8,266	(29,289)	4,248	(9,518)

(a)
For 2010 and 2009, income taxes are applied based on 38% of income (loss) before income taxes for the individual operating segments. For 2008, income taxes for each individual operating segment are applied based on the consolidated effective tax rate.

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

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

The following are the primary service offerings the Company offers as part of its Student Loan and Guaranty Servicing segment:

•	Originating and servicing FFELP loans
•	Originating and servicing non-federally insured student loans
•	Servicing federally-owned student loans for the Department of Education
•	Servicing and outsourcing services for guaranty agencies
•	Student loan servicing software and other information technology products and services

The Student Loan and Guaranty Servicing operating segment provides for the servicing of the Company’s student loan portfolios and the portfolios of third parties. The loan servicing activities include loan origination activities, loan conversion activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company’s portfolio in addition to generating external fee revenue when performed for third party clients.

In June 2009, the Department named the Company as one of four private sector companies awarded a servicing contract to service federally-owned student loans. In September 2009, the Company began servicing loans under this contract. The contract spans five years, with one five-year renewal at the option of the Department. Servicing loans under this contract will increase revenue earned by this segment.  However, as the portfolio ages, operating margins under this contract are expected to be lower than historical levels achieved.

This operating segment also provides servicing activities for guarantee agencies. These activities include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services.

This operating segment also develops student loan servicing software, which is used internally by the Company and also licensed to third party student loan holders and servicers. In addition, this operating segment provides information technology products and services, with core areas of business in educational loan software solutions, technical consulting services, and Enterprise content management solutions.

In addition, the Company is offering a hosted servicing software solution to third parties that can be used by third parties to service various types of student loans including Federal Direct Program and FFEL Program loans.  Currently, the Company has agreements with third parties, including a contract with an incumbent Direct Loan Program service provider, to add more than 12 million borrowers to its hosted servicing software solution by the end of 2011.

Segment Summary of Results

Significant items impacting 2010 operating results include:

•	$29.9 million of government servicing revenue earned in 2010, growth of number of borrowers to 2.8 million, and growth of loan volume to $30.3 billion under this contract.

•	$33.4 million of guaranty servicing revenue earned in 2010 from rehabilitation collections on defaulted loan assets.

Student Loan Servicing Volumes (dollars in millions)

Company Owned	$24,136	$23,139	$24,378	$26,351	$26,183	$23,727

% of total	67.3%	61.6%	56.7%	55.3%	47.0%	38.6%

Number of borrowers:

Government
servicing:	—	441,913	1,055,896	1,530,308	2,510,630	2,804,502

FFELP
servicing:	2,266,866	2,311,558	2,327,016	2,329,150	2,227,288	1,912,748

Total:	2,266,866	2,753,471	3,382,912	3,859,458	4,737,918	4,717,250

Year ended December 31, 2010 compared to the year ended December 31, 2009

	Year ended December 31,
			Change
	2010	2009	$	%
Net interest income	$62	112	(50)	(44.6)%

Loan and guaranty servicing revenue	139,890	110,273	29,617	26.9
Intersegment servicing revenue	85,342	85,048	294	0.3
Software services revenue	18,948	21,164	(2,216)	(10.5)
Other income	519	644	(125)	(19.4)
Total other income	244,699	217,129	27,570	12.7
Salaries and benefits	95,293	84,405	10,888	12.9
Other expenses	71,280	58,448	12,832	22.0
Intersegment expenses	5,221	4,299	922	21.4
Total operating expenses	171,794	147,152	24,642	16.7
"Base net income" before income taxes and corporate overhead allocation	72,967	70,089	2,878	4.1
Corporate overhead allocation	(5,856)	—	(5,856)	(100.0)
"Base net income" before income taxes	67,111	70,089	(2,978)	(4.2)
Income tax expense	(25,502)	(26,636)	1,134	(4.3)
"Base net income"	$41,609	43,453	(1,844)	(4.2)%

Additional information:
"Base net income"	$41,609	43,453	(1,844)	(4.2)%
Restructure expense (included in other expenses above)	6,040	7,715	(1,675)	(21.7)
Net tax effect	(2,295)	(2,932)	637	(21.7)

"Base net income," excluding restructure expense	$45,354	48,236	(2,882)	(6.0)%

Before Tax Operating Margin (a)	29.8%	32.3%
Before Tax Operating Margin (b)	30.7%	35.4%

(a)	Excludes corporate overhead allocation.

(b)	Excludes corporate overhead allocation, restructure expense, and the revenue and collection fees paid related to rehabilitation collections.

Loan and guaranty servicing revenue.

	Year ended December 31,
	2010			2009
	Origination	Servicing	Total	Origination	Servicing	Total
	revenue	revenue	revenue	revenue	revenue	revenue

FFELP servicing (a)	$254	36,759	37,013	$1,893	57,630	59,523

Private servicing	1,463	7,841	9,304	816	7,454	8,270

Government servicing (b)	—	29,947	29,947	—	1,679	1,679

Guaranty servicing (c)	131	63,495	63,626	307	40,494	40,801

Loan and guaranty servicing revenue	$1,848	138,042	139,890	$3,016	107,257	110,273

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

(b)
The Company began servicing loans for the Department in September 2009. As shown in the preceding Student Loan Servicing Volumes table, the government servicing volume and number of borrowers has increased significantly during 2010.

(c)
Guaranty servicing revenue increased in 2010 due to $33.4 million in revenue earned from rehabilitation collections on defaulted loan assets in 2010 compared to $7.8 million in 2009 due to increased marketplace liquidity. This increase was partially offset by a decrease in revenue related to the elimination of the FFEL Program and less origination activity in 2010.

Intersegment servicing revenue. Intersegment servicing revenue includes servicing revenue earned for the Student Loan and Guaranty Servicing operating segment as a result of servicing loans for the Asset Generation and Management operating segment.

Software services revenue. Software services revenue decreased in 2010 compared to 2009 as the result of a reduction in the number of projects for external customers due to the legislative changes in the student loan industry throughout 2009 and 2010.

Total operating expenses.  Excluding restructure charges and collection fees paid related to rehabilitation revenue, 2010 operating expenses increased $11.1 million (8.2%) compared to the same period in 2009. The additional operating costs were incurred as a direct result of supporting the government servicing volume increase.

Year ended December 31, 2009 compared to the year ended December 31, 2008

	Year ended December 31,
			Change
	2009	2008	$	%
Net interest income	$112	1,401	(1,289)	(92.0)%

Loan and guaranty servicing revenue	110,273	99,916	10,357	10.4
Intersegment servicing revenue	85,048	77,957	7,091	9.1
Software services revenue	21,164	24,078	(2,914)	(12.1)
Other income	644	51	593	1,162.7
Total other income	217,129	202,002	15,127	7.5
Salaries and benefits	84,405	69,401	15,004	21.6
Other expenses	58,448	42,719	15,729	36.8
Intersegment expenses	4,299	45,825	(41,526)	(90.6)
Total operating expenses	147,152	157,945	(10,793)	(6.8)
"Base net income" before income taxes and corporate overhead allocation	70,089	45,458	24,631	54.2
Corporate overhead allocation	—	—	—	—
"Base net income" before income taxes	70,089	45,458	24,631	54.2
Income tax expense	(26,636)	(15,342)	(11,294)	73.6
"Base net income"	$43,453	30,116	13,337	44.3%

Additional information:
"Base net income"	$43,453	30,116	13,337	44.3%
Restructure expense (included in other expenses above)	7,715	1,234	6,481	525.2
Impairment expense (included in other expenses above)	—	5,074	(5,074)	—
Net tax effect	(2,932)	(1,955)	(977)	50.0

"Base net income," excluding restructure expense	$48,236	34,469	13,767	39.9%

Before Tax Operating Margin (a)	32.3%	22.3%
Before Tax Operating Margin (b)	35.4%	25.4%

(a)	Excludes corporate overhead allocation.

(b)	Excludes corporate overhead allocation, restructure expense, and the revenue and collection fees paid related to rehabilitation collections.

Loan and guaranty servicing revenue.

	Year ended December 31,
	2009			2008
	Origination	Servicing	Total	Origination	Servicing	Total
	revenue	revenue	revenue	revenue	revenue	revenue

FFELP servicing (a)	$1,893	57,630	59,523	$3,754	45,346	49,100

Private servicing	816	7,454	8,270	486	7,495	7,981

Government servicing (b)	—	1,679	1,679	—	—	—

Guaranty servicing (c)	307	40,494	40,801	442	42,393	42,835

Loan and guaranty servicing revenue	$3,016	107,257	110,273	$4,682	95,234	99,916

(a)
FFELP origination revenue decreased in 2009 compared to 2008 due to legislative changes and market disruptions causing lenders to exit the FFELP market place.  FFELP servicing revenue increased in 2009 due to an increase in servicing volume and the receipt of $6.8 million in conversion fees associated with the loss of life of loan servicing and transfer related activities for third party clients that sold loans to the Department under the Purchase Program.

(b)	The Company began servicing loans for the Department in September 2009.

(c)
Guaranty servicing revenue decreased in 2009 due to the receipt of $13.7 million in revenue earned from rehabilitation collections on defaulted loan assets in 2008.  In 2009, the revenue from rehabilitation collections on defaulted loans was $7.8 million.  This decrease was offset by an increase in collection revenue in 2009.

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

Software services revenue. Software services revenue decreased in 2009 compared to 2008 as the result of a reduction in the number of projects for existing customers and loss of external customers due to the legislative developments in the student loan industry throughout 2008 and 2009.

Total operating expenses.  Excluding restructure and impairment charges, and collection fees paid related to rehabilitation revenue, 2009 operating expenses decreased $9.8 million (6.8%) compared to the same period in 2008. This decrease was the result of cost savings from the Company’s restructuring plans.

TUITION PAYMENT PROCESSING AND CAMPUS COMMERCE OPERATING SEGMENT – RESULTS OF OPERATIONS

The Company’s Tuition Payment Processing and Campus Commerce operating segment provides products and services to help students and families manage the payment of education costs at all levels (K-12 and higher education).  It also provides innovative education-focused technologies, services, and support solutions to help schools with the everyday challenges of collecting and processing commerce data.

In the K-12 market the Company offers actively managed tuition payment plans as well as assistance with financial needs assessment, enrollment management, and donor management. The Company offers two principal products to the higher education market: actively managed tuition payment plans and campus commerce technologies and payment processing.

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

Segment Summary of Results

Significant items impacting 2010 operating results include:

•	$5.9 million (11.0%) increase in revenue from 2009 as a result of an increase in the number of managed tuition payment plans and campus commerce transactions processed.

Year ended December 31, 2010 compared to the year ended December 31, 2009

	Year ended December 31,
			Change
	2010	2009	$	%
Net interest income	$32	62	(30)	(48.4)%

Tuition payment processing and campus commerce revenue	59,824	53,894	5,930	11.0
Salaries and benefits	27,180	25,549	1,631	6.4
Other expenses	10,864	9,642	1,222	12.7
Intersegment expenses	3,579	2,563	1,016	39.6
Total operating expenses	41,623	37,754	3,869	10.2
"Base net income" before income taxes and corporate overhead allocation	18,233	16,202	2,031	12.5
Corporate overhead allocation	(1,952)	—	(1,952)	(100.0)
"Base net income" before income taxes	16,281	16,202	79	0.5
Income tax expense	(6,189)	(6,156)	(33)	0.5
"Base net income"	$10,092	10,046	46	0.5%

Before Tax Operating Margin (a)	30.5%	30.0%

(a) Excludes corporate overhead allocation.

Tuition payment processing and campus commerce revenue. Tuition payment processing and campus commerce revenue increased in 2010 compared to 2009 as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce transactions processed.

Operating expenses. Operating expenses increased in 2010 as a result of incurring additional costs to support the increase in the number of managed tuition payment plans and campus commerce transactions.  In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings.  These investments increased operating expenses in 2010 compared to 2009.

Year ended December 31, 2009 compared to the year ended December 31, 2008

	Year ended December 31,
			Change
	2009	2008	$	%
Net interest income	$62	1,689	(1,627)	(96.3)%

Tuition payment processing and campus commerce revenue	53,894	48,155	5,739	11.9
Salaries and benefits	25,549	23,290	2,259	9.7
Other expenses	9,642	9,879	(237)	(2.4)
Intersegment expenses	2,563	1,095	1,468	134.1
Total operating expenses	37,754	34,264	3,490	10.2
"Base net income" before income taxes and corporate overhead allocation	16,202	15,580	622	4.0
Corporate overhead allocation	—	—	—	—
"Base net income" before income taxes	16,202	15,580	622	4.0
Income tax expense	(6,156)	(5,175)	(981)	19.0
"Base net income"	$10,046	10,405	(359)	(3.5)%

Before Tax Operating Margin (a)	30.0%	31.3%

(a) Excludes corporate overhead allocation.

Tuition payment processing and campus commerce revenue. Tuition payment processing and campus commerce revenue increased in 2009 compared to 2008 as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce transactions processed.

Operating expenses. Operating expenses increased in 2009 compared to 2008 as a result of incurring additional costs associated with salaries and benefits to support the increase in the number of managed tuition payment plans and campus commerce transactions.  Additionally, investment in new products and services to meet customer needs and expand product and service offerings increased operating expenses in 2009 compared with 2008.

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students (interactive and list marketing services) and helping students plan and prepare for life after high school (publishing services and resource centers). Interactive marketing products and services include agency of record services, qualified inquiry generation, pay per click, and other marketing management, along with school operations consulting and call center solutions. The majority of interactive marketing revenue is derived from fees which are earned through the delivery of qualified inquiries or clicks provided to colleges and universities. List marketing services include providing lists to help higher education institutions and businesses reach the middle school, high school, college bound high school, college, and young adult market place. Publishing services include test preparation study guides, school directories and databases, and career exploration guides.  Resource centers include online courses, scholarship search and selection data, career planning, and on-line information about colleges and universities.

Approximately 95% of interactive marketing revenue included in this segment is generated from for-profit schools. The revenue and margins of the Enrollment Services operating segment could be negatively impacted by decelerations in growth rates and declines in enrollments at for-profit schools.

Segment Summary of Results

Significant items impacting 2010 operating results include:

•	$26.6 million goodwill impairment charge related to the interactive marketing business ($23.9 million) and list marketing business ($2.7 million)

•	$20.5 million (17.2%) increase in revenue as a result of an increase in interactive marketing services volume.

•	$3.7 million increase in operating expenses due to accelerating the amortization of student list costs in 2010.

Year ended December 31, 2010 compared to the year ended December 31, 2009

	Year ended December 31,
			Change
	2010	2009	$	%
Enrollment services revenue	$139,897	119,397	20,500	17.2%
Salaries and benefits	24,827	23,222	1,605	6.9
Cost to provide enrollment services	91,647	74,926	16,721	22.3
Other expenses	18,040	13,226	4,814	36.4
Impairment expense	26,599	32,728	(6,129)	(18.7)
Intersegment expenses	2,461	1,566	895	57.2
Total operating expenses	163,574	145,668	17,906	12.3
"Base net income (loss)" before income taxes and corporate overhead allocation	(23,677)	(26,271)	2,594	(9.9)
Corporate overhead allocation	(1,952)	—	(1,952)	(100.0)
"Base net income (loss)" before income taxes	(25,629)	(26,271)	642	(2.4)
Income tax benefit	9,740	9,984	(244)	(2.4)
"Base net income (loss)"	$(15,889)	(16,287)	398	(2.4)%

Additional information:
"Base net income (loss)"	$(15,889)	(16,287)	398	(2.4)%
Impairment expense	26,599	32,728	(6,129)	(18.7)
Net tax effect	(10,108)	(12,437)	2,329	(18.7)

"Base net income," excluding impairment expense	$602	4,004	(3,402)	(85.0)%

Before Tax Operating Margin (a)	(16.9)%	(22.0)%

Before Tax Operating Margin (b)	6.8%	7.8%

(a) Excludes corporate overhead allocation.

(b) Excludes corporate overhead allocation, list cost amortization, and impairment expense.

Enrollment services revenue, cost to provide enrollment services, and gross profit.

	Year ended December 31, 2010
				Resource
	Interactive	Publishing		centers and list
	marketing (a)	services (b)	Subtotal	marketing (c)	Total

Enrollment services revenue	$115,884	10,909	126,793	13,104	139,897
Cost to provide enrollment services	88,553	3,094	91,647

Gross profit	$27,331	7,815	35,146

Gross profit %	23.6%	71.6%	27.7%

	Year ended December 31, 2009
				Resource
	Interactive	Publishing		centers and list
	marketing (a)	services (b)	Subtotal	marketing (c)	Total

Enrollment services revenue	$94,593	12,167	106,760	12,637	119,397
Cost to provide enrollment services	70,755	4,171	74,926

Gross profit	$23,838	7,996	31,834

Gross profit %	25.2%	65.7%	29.8%

(a)
Interactive marketing revenue increased $21.3 million (22.5%) for the year ended December 31, 2010 compared with 2009 as a result of an increase in interactive marketing services volume. The gross profit margin for the year ended December 31, 2010 compared to 2009 decreased as a result of a decrease in sales of products with a higher profit margin.

(b)
Publishing services revenue decreased $1.3 million (10.3%) for the year ended December 31, 2010 compared with 2009 due to competition related to online delivery of similar products. The gross profit margin for publishing and editing services increased as a result of a shift in the mix of products sold.

(c)
Resource centers and list marketing revenue increased $0.5 million (3.7%) for year ended December 31, 2010 compared with 2009.  Resource centers revenue increased due to an increase in contracts for new customers and pricing increases for existing customers. The increase in resource centers revenue was offset by a decrease in list sales.

Other expenses.  Other expenses for the year ended December 31, 2010 and 2009 includes $6.6 million and $2.9 million, respectively, of amortization expense related to student list costs. In 2010, the Company began accelerating the amortization of student list costs over a shorter period of time to better reflect the pattern in which the economic benefit of this asset is used to generate revenue.

Impairment expense. As a result of the 2010 annual goodwill impairment test, the Company recorded impairment charges at two reporting units included in the Enrollment Services operating segment.  These charges consisted of $23.9 million related to its interactive marketing business and $2.7 million related to its list marketing business.

Recent legislation and related public scrutiny has negatively affected current and projected enrollments at for-profit schools.  These factors may impact future revenue, operating margins, and cash flows related to the Company’s interactive marketing business. In addition, the Company’s list marketing business continues to be negatively affected by the economic recession and deterioration of the direct-to-consumer market.

Operating expenses.  Excluding the cost to provide enrollment services, list amortization expense, and impairment expense, operating expenses increased $3.5 million (10.1%) for the year ended December 31, 2010 compared to 2009 as a result of investment in new products and services to meet customer needs and expand product and service offerings.

Year ended December 31, 2009 compared to the year ended December 31, 2008

	Year ended December 31,
			Change
	2009	2008	$	%
Net interest income	$—	17	(17)	(100.0)%

Enrollment services revenue	119,397	112,405	6,992	6.2
Software services revenue	—	37	(37)	(100.0)
Total other income	119,397	112,442	6,955	6.2

Salaries and benefits	23,222	24,379	(1,157)	(4.7)
Cost to provide enrollment services	74,926	64,965	9,961	15.3
Other expenses	13,226	11,506	1,720	14.9
Impairment expense	32,728	—	32,728	100.0
Intersegment expenses	1,566	6,639	(5,073)	(76.4)
Total operating expenses	145,668	107,489	38,179	35.5
"Base net income (loss)" before income taxes and corporate overhead allocation	(26,271)	4,970	(31,241)	(628.6)
Corporate overhead allocation	—	—	—	—
"Base net income (loss)" before income taxes	(26,271)	4,970	(31,241)	(628.6)
Income tax benefit (expense)	9,984	(1,730)	11,714	(677.1)
"Base net income (loss)"	$(16,287)	3,240	(19,527)	(602.7)%

Additional information:
"Base net income (loss)"	$(16,287)	3,240	(19,527)	(602.7)%
Impairment expense	32,728	—	32,728	100.0
Restructure expense (included in other expenses above)	—	282	(282)	(100.0)
Net tax effect	(12,437)	(87)	(12,350)	14,195.4

"Base net income," excluding impairment and restructure charges	$4,004	3,435	569	16.6%

Before Tax Operating Margin (a)	(22.0)%	4.4%

Before Tax Operating Margin (b)	5.4%	4.7%

(a) Excludes corporate overhead allocation.

(b) Excludes corporate overhead allocation and impairment and restructure charges.

Enrollment services revenue, cost to provide enrollment services, and gross profit.

	Year ended December 31, 2009
				Resource
	Interactive	Publishing		centers and list
	marketing (a)	services (b)	Subtotal	marketing (c)	Total

Enrollment services revenue	$94,593	12,167	106,760	12,637	119,397
Cost to provide enrollment services	70,755	4,171	74,926

Gross profit	$23,838	7,996	31,834

Gross profit %	25.2%	65.7%	29.8%

	Year ended December 31, 2008
				Resource
	Interactive	Publishing		centers and list
	marketing (a)	services (b)	Subtotal	marketing (c)	Total

Enrollment services revenue	$82,276	15,305	97,581	14,824	112,405
Cost to provide enrollment services	58,668	6,297	64,965

Gross profit	$23,608	9,008	32,616

Gross profit %	28.7%	58.9%	33.4%

(a)
Interactive marketing revenue increased $12.3 million (15.0%) for the year ended December 31, 2009 compared to 2008 as a result of an increase in lead generation services volume.  The gross profit for interactive marketing services decreased due to a shift in the mix of services sold.

(b)
Publishing and editing services revenue decreased $3.1 million (20.5%) for the year ended December 31, 2009 compared to 2008 due to competition related to online delivery of similar products, as well as a general downturn in economic conditions.  The gross profit for publishing and editing services increased as a result of a shift in the mix of products sold.

(c)
Resource centers and list marketing services revenue decreased $2.2 million (14.8%) for the year ended December 31, 2009 compared to 2008.  This decrease was the result of a decrease of $2.9 million associated with the Company’s list marketing services.  These decreases were offset by an increase in revenue related to online courses.

Impairment expense. As a result of the 2009 annual goodwill impairment test, the Company recorded an impairment charge of $31.5 million related to its list marketing business. The Company’s list marketing business has been negatively affected by the economic recession and deterioration of the direct-to-consumer student loan market.  In addition, during the fourth quarter of 2009, the Company recognized an impairment charge of $1.2 million on certain intangible assets related to its list marketing business.

Operating expenses.  Excluding restructure and impairment charges and the cost to provide enrollment services, operating expenses decreased $4.2 million (10.0%) for the year ended December 31, 2009 compared to 2008 as a result of a focus on cost efficiencies.

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

On March 30, 2010, President Obama signed into law the Reconciliation Act of 2010. Effective July 1, 2010, this law prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Direct Loan Program. If a first disbursement has been made on a FFELP loan prior to July 1, 2010, subsequent disbursements of that loan may still be made under the FFELP. The new law does not alter or affect the terms and conditions of existing FFELP loans. As a result of the Reconciliation Act of 2010, the Company no longer originates FFELP loans. See “Overview – Recent Developments – Legislation – FFELP” in this Item 7 for additional information.

Segment Summary of Results

Significant items impacting 2010 operating results include:

•
Continued recognition of significant fixed rate floor income of $132.2 million (net of settlement payments on derivatives used to hedge student loans earning floor income of $19.6 million) due to historically low interest rates.

•	A gain of $33.8 million from the sale of $2.1 billion of student loans under the Department’s Purchase Program.

•	A gain of $40.0 million from the purchase of $690.8 million of the Company’s asset-backed securities.

•	Improved student loan spread compared to 2009 as a result of significant tightening of the CP/LIBOR spread.

•	The purchase of $2.7 billion of FFELP student loans from various third parties.

Student Loan Portfolio

The tables below outline the components of the Company’s student loan portfolio:

	As of		As of	As of
	December 31, 2010		December 31, 2009	December 31, 2008
	Held for investment	Held for sale	Held for investment	Held for investment
Federally insured loans:
Stafford and other	$7,927,525	—	7,620,792	8,130,238
Consolidation	15,830,174	—	15,851,761	16,657,703
Total	23,757,699	—	23,472,553	24,787,941
Non-federally insured loans	26,370	84,987	163,321	273,108
	23,784,069	84,987	23,635,874	25,061,049
Unamortized loan discount/premiums and deferred origination costs, net	207,571	—	341,970	402,881
Allowance for loan losses – federally insured loans	(32,908)	—	(30,102)	(25,577)
Allowance for loan losses – non-federally insured loans	(10,718)	—	(20,785)	(25,345)
	$23,948,014	84,987	23,926,957	25,413,008

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

The following table sets forth the activity of loans originated or acquired through each of the Company’s channels:

	Year ended December 31,
	2010	2009	2008

Beginning balance	$23,635,874	25,061,049	26,329,213
Direct channel:
Net consolidation loan originations	—	—	40,604
Stafford/PLUS loan originations	831,048	1,669,582	1,258,961
Branding partner channel	588,033	860,171	936,044
Forward flow channel	111,285	202,520	517,551
Other channels	2,671,798	47,600	55,922

Total channel acquisitions	4,202,164	2,779,873	2,809,082
	-
Repayments, claims, capitalized interest, participations, and other	(1,221,662)	(1,443,191)	(1,877,885)
Consolidation loans lost to external parties	(599,927)	(430,475)	(369,145)
Loans sold	(2,141,124)	(2,331,382)	(1,830,216)
Loans reclassified to held for sale (a)	(91,256)	—	—

Ending balance	$23,784,069	23,635,874	25,061,049

(a)
On January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent.  As of December 31, 2010, the Company has classified this portfolio as held-for-sale and the loans are carried at fair value.

As discussed previously, as a result of the Reconciliation Act of 2010, the Company no longer originates first disbursements on any FFELP loans.

Due to the legislative changes in the student loan industry, the Company believes there will be opportunities to purchase FFELP loan portfolios on behalf of current FFELP participants looking to adjust their FFELP businesses. For example, during 2010, the Company purchased $2.7 billion of FFELP student loans from various third parties.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. An analysis of the Company’s allowance for loan losses is presented in the following table:

	Year ended December 31,
	2010	2009	2008

Balance at beginning of period	$50,887	50,922	45,592
Provision for loan losses:
Federally insured loans	18,700	20,000	17,000
Non-federally insured loans	4,000	9,000	8,000
Total provision for loan losses	22,700	29,000	25,000
Charge-offs:
Federally insured loans	(18,603)	(14,954)	(15,207)
Non-federally insured loans	(7,282)	(5,304)	(5,947)
Total charge-offs	(25,885)	(20,258)	(21,154)
Recoveries:
Federally insured loans	—	—	—
Non-federally insured loans	1,263	1,543	2,234
Total recoveries	1,263	1,543	2,234

Purchase (sale) of federally insured loans, net	2,710	(520)	(750)
Purchase (sale) of non-federally insured loans, net	(1,780)	(9,800)	—
Reserve related to loans reclassified to held for sale (a)	(6,269)	—	—
Balance at end of period	$43,626	50,887	50,922

Allocation of the allowance for loan losses:
Federally insured loans	$32,908	30,102	25,577
Non-federally insured loans	10,718	20,785	25,345
Total allowance for loan losses	$43,626	50,887	50,922

Allowance for federally insured loans as a percentage of such loans	0.14%	0.13%	0.10%
Allowance for non-federally insured loans as a percentage of such loans
held for investment (b)	40.64%	12.73%	9.28%

(a)
On January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value). The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. As of December 31, 2010, the Company has classified this portfolio and the estimated credit risk as held-for-sale which represents fair value.

(b)
The allowance for non-federally insured loans as a percentage of such loans at December 31, 2010 is significantly larger than prior periods.  After selling non-federally insured loans in 2009 and 2010, the remaining balance of non-federally insured loans classified as held for investment at December 31, 2010 includes loans with higher credit risk.

Repurchase Obligation

As of December 31, 2010, the Company has participated a cumulative amount of $125.5 million of non-federally insured loans to third parties, including $30.0 million and $95.5 million participated during 2010 and 2009, respectively. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.  The activity in the accrual account related to this repurchase obligation, which is included in “other liabilities” in the Company’s consolidated balance sheet, is detailed below.

	Year ended December 31,
	2010	2009
Beginning balance	$10,600	—
Tranfer from allowance for loan losses	2,000	9,800
Reserve for repurchase of delinquent loans (a)	—	800
Ending balance	$12,600	10,600

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

	As of December 31,
	2010		2009
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment (a)	$4,358,616		$5,783,648
Loans in forebearance (b)	2,984,869		2,495,672
Loans in repayment status:
Loans current	14,309,480	87.2%	13,038,428	85.8%
Loans delinquent 31-60 days (c)	794,140	4.8	691,232	4.5
Loans delinquent 61-90 days (c)	306,853	1.9	314,265	2.1
Loans delinquent 91 days or greater (d)	1,003,741	6.1	1,149,308	7.6
Total loans in repayment	16,414,214	100.0%	15,193,233	100.0%
Total federally insured loans	$23,757,699		$23,472,553
Non-Federally Insured Loans:
Loans in-school/grace/deferment (a)	$3,500		$34,815
Loans in forebearance (b)	292		1,919
Loans in repayment status:
Loans current	16,679	73.9%	118,761	93.8%
Loans delinquent 31-60 days (c)	1,546	6.8	3,023	2.4
Loans delinquent 61-90 days (c)	1,163	5.2	1,559	1.2
Loans delinquent 91 days or greater	3,190	14.1	3,244	2.6
Total loans in repayment	22,578	100.0%	126,587	100.0%
Total non-federally insured loans	$26,370		$163,321

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

(d)	Loans delinquent 91 days or greater include federally insured loans in claim status, which are loans that have gone into default and have been submitted to the guaranty agency.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets.

	Year ended December 31,
	2010	2009	2008
Variable student loan yield	2.64%	2.87%	5.42%
Consolidation rebate fees	(0.68)	(0.70)	(0.73)
Premium/discount and deferred origination costs amortization	(0.20)	(0.30)	(0.35)
Variable student loan net yield	1.76	1.87	4.34
Student loan cost of funds - interest expense	(0.83)	(1.40)	(3.66)
Student loan cost of funds - derivative settlements	0.03	0.16	0.23
Variable student loan spread	0.96	0.63	0.91
Variable rate floor income,
net of settlements on derivatives	—	(0.03)	(0.06)
Fixed rate floor income,
net of settlements on derivatives	0.52	0.58	0.14

Core student loan spread	1.48%	1.18%	0.99%

Average balance of student loans	$25,212,190	24,794,311	26,044,507
Average balance of debt outstanding	25,327,210	25,286,533	26,869,364

A trend analysis of the Company’s core and variable student loan spreads is summarized below.

(a)	The interest earned on the majority of the Company’s FFELP student loan assets is indexed to the three-month commercial paper index. The Company funds the majority of its assets with three-month LIBOR indexed floating rate securities. The relationship between these two indices has a significant impact on student loan spread. This table shows the difference between the average three-month LIBOR and commercial paper indices.

The Company’s variable student loan spread was impacted primarily by the following items:

•
The tightening/widening of the CP/LIBOR spread increases/decreases variable student loan spread.  Historically, the movement of the various interest rate indices received on the Company’s student loan assets, primarily three-month commercial paper, and paid on the debt to fund such loans, primarily LIBOR, was highly correlated.  The short-term movement of these indices was dislocated beginning in August 2007 which negatively impacted the Company’s net interest income through the first half of 2009.  Beginning in the third quarter of 2009, the CP/LIBOR spread began to tighten to more historical levels, which had a positive impact on spread.  In 2010, the average CP/LIBOR spread was 5 basis points compared to 28 basis points in 2009 which resulted in an improved variable student loan spread in 2010 compared with 2009.

•	A decrease in the amortization of loan premiums/discounts and deferred origination costs as a result of loans purchased at a discount, which reduced the net costs being amortized.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income, net of settlements on derivatives.  A summary of fixed rate floor income and its contribution to core student spread follows:

	Year ended December 31,
	2010	2009	2008

Fixed rate floor income, gross	$151,861	147,107	42,528

Derivative settlements (a)	(19,618)	(2,009)	(5,071)

Fixed rate floor income, net	$132,243	145,098	37,457

Fixed rate floor income
contribution to spread, net	0.52%	0.58%	0.14%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2010 and 2009 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results
	Year ended December 31,				Year ended December 31,
			Change				Change
	2010	2009	$	%	2009	2008	$	%

Net interest income after provision for loan losses	$362,059	222,213	139,846	62.9%	$222,213	152,773	69,440	45.5%

Loan and guaranty servicing	—	—	—	—	—	26	(26)	(100.0)
Other income	18,639	17,169	1,470	8.6	17,169	17,401	(232)	(1.3)
Gain (loss) on sale of loans and debt repurchases, net	73,709	63,676	10,033	15.8	63,676	(53,035)	116,711	(220.1)
Derivative settlements, net	(13,336)	39,286	(52,622)	(133.9)	39,286	66,088	(26,802)	(40.6)
Total other income	79,012	120,131	(41,119)	(34.2)	120,131	30,480	89,651	294.1

Salaries and benefits	4,524	6,767	(2,243)	(33.1)	6,767	8,316	(1,549)	(18.6)
Other expenses	12,752	19,566	(6,814)	(34.8)	19,566	37,524	(17,958)	(47.9)
Impairment expense	—	—	—	—	—	9,351	(9,351)	(100.0)
Intersegment expenses	85,278	81,335	3,943	4.8	81,335	77,105	4,230	5.5
Total operating expenses	102,554	107,668	(5,114)	(4.7)	107,668	132,296	(24,628)	(18.6)

"Base net income" before income taxes and corporate overhead allocation	338,517	234,676	103,841	44.2	234,676	50,957	183,719	360.5
Corporate overhead allocation	(9,759)	—	(9,759)	(100.0)	—	—	—	—
"Base net income" before income taxes	328,758	234,676	94,082	40.1	234,676	50,957	183,719	360.5
Income tax expense	(124,928)	(89,178)	(35,750)	40.1	(89,178)	(18,356)	(70,822)	385.8

"Base net income"	$203,830	145,498	58,332	40.1%	$145,498	32,601	112,897	346.3%

Additional information:
"Base net income"	$203,830	145,498	58,332	40.1%	$145,498	32,601	112,897	346.3%
Impairment expense	—	—	—	—	—	9,351	(9,351)	(100.0)
Restructure expense (included in other expenses above)	—	—	—	—	—	1,845	(1,845)	(100.0)
Liquidity related charges	—	—	—	—	—	66,560	(66,560)	(100.0)
Net tax effect	—	—	—	—	—	(24,882)	24,882	(100.0)

"Base net income," excluding impairment, restructure, and liquidity related charges	$203,830	145,498	58,332	40.1%	$145,498	85,475	60,023	70.2%

Net interest income after the provision for loan losses (net of settlements on derivatives).

	Year ended December 31,					Year ended December 31,
			Change					Change
	2010	2009	$	%		2009	2008	$	%
Student loan interest, net of settlements
on derivatives (a)	$674,826	744,213	(69,387)	(9.3	) %	$744,213	1,443,913	(699,700)	(48.5)%
Consolidation rebate fees (b)	(170,998)	(174,075)	3,077	(1.8)		(174,075)	(190,604)	16,529	(8.7)
Amortization of loan premiums/discounts and
deferred origination costs (c)	(50,731)	(73,529)	22,798	(31.0)		(73,529)	(90,620)	17,091	(18.9)
Interest on bonds and notes payable (d)	(210,968)	(355,929)	144,961	(40.7)		(355,929)	(984,366)	628,437	(63.8)
Student loan interest margin, net of
settlements on derivatives	242,129	140,680	101,449	72.1		140,680	178,323	(37,643)	(21.1)
Fixed rate floor income, net of settlements
on derivatives (e)	132,243	145,098	(12,855)	(8.9)		145,098	37,457	107,641	287.4
Investment interest (f)	1,421	6,724	(5,303)	(78.9)		6,724	30,271	(23,547)	(77.8)
Intercompany interest	(4,370)	(2,003)	(2,367)	118.2		(2,003)	(2,190)	187	(8.5)
Provision for loan losses (g)	(22,700)	(29,000)	6,300	(21.7)		(29,000)	(25,000)	(4,000)	16.0

Net interest income after provision for loan
losses (net of settlements on derivatives (h) )	$348,723	261,499	87,224	33.4%		$261,499	218,861	42,638	19.5%

(a)
Student loan interest, net of settlements on derivatives for the year ended December 31, 2010 decreased $69.4 million (9.3%) compared to the same period in 2009 due to a decrease in the yield earned on student loans in 2010 compared to 2009 (2.67% and 3.03%, respectively), which was a result of lower interest rates and a decrease in derivative settlements. The decrease in yield was partially offset by a $0.4 billion (1.7%) increase in the average student loan portfolio balance in 2010 compared to 2009.

Student loan interest, net of settlements on derivatives for the year ended December 31, 2009 decreased $699.7 million (48.5%) compared to the same period in 2008 due to a decrease in the yield earned on student loans in 2009 compared to 2008 (3.03% and 5.65%, respectively), which was a result of lower interest rates and a decrease in derivative settlements. Additionally, a $1.3 billion (4.8%) decrease in the average student loan portfolio balance in 2009 compared to 2008 also contributed to the decrease in student loan interest.

(b)
Consolidation rebate fees decreased $3.1 million (1.8%) and $16.5 million (8.7%) for the years ended December 31, 2010 and 2009, compared to the same periods in 2009 and 2008, respectively, due to decreases in the average consolidation loan portfolio, for which such fees are paid.

(c)
Amortization of loan premiums/discounts and deferred origination costs decreased $22.8 million (31.0%) for the year ended December 31, 2010 compared with 2009 due to the purchase of loans at a discount which has reduced the net costs being amortized.

These same costs decreased $17.1 million (18.9%) for the year ended December 31, 2009 compared with 2008 due to a reduction in costs incurred to acquire or originate loans.

(d)
Interest expense decreased $145.0 million (40.7%) in 2010 compared with 2009 and decreased $628.4 million (63.8%) in 2009 compared with 2008, due to a decrease in interest rates on the Company’s variable rate debt, which lowered the Company’s cost of funds (excluding net derivative settlements). The student loan cost of funds were 0.83% in 2010, 1.40% in 2009, and 3.66% in 2008. The decrease in interest expense in 2009 from 2008 is also attributable to the Company’s $1.6 billion (5.9%) decrease in average debt in the same period.

(e)
Depending on the type of loan and when it was originated, the borrower rate on student loans is either fixed to term or is reset to an annual rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company may earn floor income for an extended period of time, which the Company refers to as fixed rate floor income.  A summary of fixed rate floor income follows.

	Year ended December 31,
	2010	2009	2008

Fixed rate floor income, gross	$151,861	147,107	42,528

Derivative settlements (a)	(19,618)	(2,009)	(5,071)

Fixed rate floor income, net	$132,243	145,098	37,457

(a) Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income

The high levels of fixed rate floor income earned during 2010 and 2009 are due to historically low interest rates.

(f)
Investment income decreased $5.3 million (78.9%) in 2010 compared with 2009 and $23.5 million (77.8%) in 2009 compared with 2008, due to a decrease in interest rates earned on cash, as well as a decrease in the average cash held over the same periods.

(g)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses inherent in the Company’s portfolio of loans.  The provision for loan losses recognized by the Company decreased in 2010 compared to 2009, primarily due to the provision related to the Company’s non-federally insured student loan portfolio.  During 2009, the Company increased its allowance for non-federally insured loans due to management's projected performance of the portfolio in light of economic conditions. As of December 31, 2010, the dollar amount of the Company’s non-federally insured student loan portfolio, including those loans in repayment and loans delinquent, decreased from the same period a year ago. These decreases, as well as continued aging of the portfolio, resulted in less provision expense recognized by the Company during 2010 as compared to 2009 related to the Company’s non-federally insured portfolio.

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

Other income. The following table summarizes the components of “other income”.

	Year ended December 31,
	2010	2009	2008

Borrower late fee income	$12,390	11,305	11,515
Other	6,249	5,864	5,886

Other income	$18,639	17,169	17,401

Gain (loss) on sale of loans and debt repurchases, net.  A summary of gain (losses) from the sale of loans and debt repurchases follows:

	Year ended December 31,
	2010	2009	2008

Gain (loss) on sale of loans, net (a)	$33,748	35,148	(53,035)

Gain on debt repurchases - asset-backed securities (b)	39,961	28,528	—

Gain (loss) on sale of loans and debt repurchases, net	$73,709	63,676	(53,035)

(a)
Included in the gain (loss) on sale of loans for the years ended December 31, 2010 and 2009 are gains of $33.8 million and $36.6 million, respectively, resulting from the sale of $2.1 billion of student loans in each of these years to the Department under the Purchase Program.  In 2008, the Company recorded a $53.0 million loss as a result of the sale of $1.8 billion (par value) of student loans in order to reduce the Company’s exposure related to certain equity support provisions included in the Company’s FFELP warehouse facility, through which such loans were funded.

(b)
During the years ended December 31, 2010 and 2009, the Company repurchased asset-backed securities of $690.8 million and $348.2 million, respectively, resulting in the gains included in gain on debt repurchases shown in the table above.

Salaries and benefits and other expenses.  “Salaries and benefits” and “other expenses” decreased in 2010 compared with 2009 and 2009 compared with 2008 as a result of continued focus by the Company on managing costs and gaining efficiencies as well as a reduction in marketing costs due to the elimination of new loan originations under the FFEL Program.  Included in “other expenses” in 2008 is $13.5 million in fees paid related to liquidity contingency planning and a $1.8 million restructure charge.

Intersegment expenses.  Intersegment expenses includes fees paid to the Student Loan and Guaranty Servicing operating segment for the servicing of the Company’s student loan portfolio.

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

The following table summarizes the Company’s debt obligations.

	As of December 31, 2010
	Carrying	Interest rate
	amount	range	Final maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$21,114,777	0.24% - 6.90%	5/1/11 - 7/27/48
FFELP warehouse facility	108,381	0.29% - 0.35%	7/29/13
Department of Education Conduit	2,702,345	0.31%	5/8/14
Related party debt	107,050	0.53%	5/20/11
Other borrowings	26,664	0.26% - 5.10%	1/1/11 - 11/1/15
	24,059,217

Unsecured Corporate Debt:
Unsecured line of credit	450,000	0.79%	5/8/12
Junior Subordinated Hybrid Securities	163,255	7.40%	9/15/61
	613,255

	$24,672,472

Liquidity Needs

The Company has two primary liquidity needs:

•	Satisfy unsecured debt obligations, specifically its unsecured line of credit
•	Satisfy debt obligations secured by student loan assets and related collateral

Liquidity Needs and Sources of Liquidity Available to Satisfy Unsecured Debt Obligations

Excluding the Junior Subordinated Hybrid Securities (which have a maturity in 2061), the Company has the following unsecured debt obligation:

	Balance outstanding as of December 31, 2010	Balance outstanding as of February 28, 2011
Unsecured Corporate Debt:
Unsecured line of credit - due May 2012	$450,000	125,000

Sources of liquidity currently available to satisfy unsecured debt obligations

The following table details the Company’s sources of liquidity currently available:

	Available liquidity as of December 31, 2010	Available liquidity as of February 28, 2011
Sources of primary liquidity:
Cash and cash equivalents	$283,801	80,000
Investments - trading securities	43,236	70,000
Unencumbered FFELP student loan assets	2,718	3,000
Unencumbered private student loan assets	117,626	22,000
Asset-backed security investments - Class B subordinated notes (a)	76,513	77,000
Asset-backed security investments (b)	73,800	-

Total sources of primary liquidity	$597,694	252,000

(a)
As part of the Company’s issuance of asset-backed securitizations in 2008, due to credit market conditions when these notes were issued, the Company purchased the Class B subordinated notes of $76.5 million (par value). These notes are not included on the Company’s consolidated balance sheet. If the credit market conditions continue to improve, the Company anticipates selling these notes to third parties. Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. The amount included in the table above is the par value of these subordinated notes and may not represent market value upon sale of the notes.

(b)
The Company has repurchased its own asset-backed securities (bonds and notes payable).  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, as of December 31, 2010, $73.8 million of these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.  The amount included in the table above is the par value of these notes and may not represent market value upon sale of the notes.

Cash generated from operations

In addition to current sources of liquidity, the Company plans to use cash generated from operations to satisfy its unsecured debt obligations.  The Company has historically generated positive cash flow from operations.  For the years ended 2010, 2009, and 2008 the Company had net cash flow from operating activities of $194.9 million, $324.7 million, and $321.1 million, respectively.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The Company had the following debt obligations outstanding that are secured by student loan assets and related collateral.

	As of December 31, 2010
	Carrying
	amount	Final maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$21,114,777	5/1/11 - 7/27/48
FFELP warehouse facility	108,381	7/29/13
Department of Education Conduit	2,702,345	5/8/14
Related party debt	107,050	5/20/11
Other borrowings	26,664	1/1/11 - 11/1/15
	$24,059,217

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

As of December 31, 2010, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.61 billion as detailed below.

The forecasted cash flow presented below includes all loans currently funded in asset-backed securitizations.  As of December 31, 2010, the Company had $21.0 billion of loans included in asset-backed securitizations which represented 88 percent of its total FFELP student loan portfolio classified as held for investment.  The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department’s Conduit Program and other warehouse facilities or loans originated and/or acquired subsequent to December 31, 2010.

(a)	The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the percentage of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity and default rates.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in recent asset-backed securities transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $330 million to $390 million.

Interest rates:  The Company funds the majority of its student loans with three-month LIBOR (“LIBOR”) indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets are indexed primarily to a commercial paper rate (“CP”).  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes LIBOR will exceed CP by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between CP and LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $100 million to $140 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of December 31, 2010, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a negative $4.8 million. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

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

The 2009/2010 FFELP Warehouse Facility provides for formula based advance rates depending on FFELP loan type up to a maximum of 85 percent to 98 percent of the principal and interest financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 75 to 80 percent based on loan type. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility. As of December 31, 2010, $108.4 million was outstanding under the FFELP warehouse facility and $391.6 million was available for future use. As of December 31, 2010, the Company had $5.3 million advanced as equity support in the facility.

Upon termination or expiration of the facility, the Company would expect to access the securitization market, use operating cash, rely on sale of assets, or transfer collateral to satisfy any remaining obligations.

Department of Education Conduit

In May 2009, the Department implemented a program under which it finances eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”).  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances were contributed by the Company. The Conduit Program expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral for the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans. As of December 31, 2010, the Company had $2.7 billion borrowed under the facility and $94.1 million advanced as equity support in the facility. Beginning July 1, 2010, no additional loans can be funded using the Conduit Program.

The Company expects to access the securitization market prior to the Conduit Program’s maturity to refinance the student loan collateral included in the Conduit with debt that is structured to match the maturity of the assets.

Related Party Debt

The Company has from time to time repurchased its own asset-backed securities. For accounting purposes, these notes have been effectively retired and are not included on the Company’s consolidated balance sheet. However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. During 2010, the Company participated $218.7 million of these securities to Union Bank, as trustee for various grantor trusts, and obtained cash proceeds equal to the par value of the notes. The Company has entered into a Guaranteed Purchase Agreement with Union Bank whereby the Company must purchase these notes back from Union Bank at par upon the request of Union Bank. As of December 31, 2010, $107.1 million of these securities were outstanding and subject to the participation agreement.

Upon termination or expiration of this participation, the Company would expect to use operating cash or rely on the sale of assets to satisfy this debt.

Other Liquidity Needs

On March 30, 2010, President Obama signed into law the Reconciliation Act of 2010.  Effective July 1, 2010, this law prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program.  As a result of the Reconciliation Act of 2010, the Company no longer originates new FFELP loans.

Due to the legislative changes in the student loan industry, the Company believes there will be opportunities to purchase FFELP loan portfolios on behalf of current FFELP participants looking to adjust their FFELP businesses.  For example, during 2010, the Company purchased $2.7 billion of FFELP student loans from various third parties.

The Company plans to fund FFELP student loan acquisitions from third parties using its agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (as described below); using its FFELP warehouse facility (as described above); and continuing to access the asset-backed securities market.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day period upon termination of the participation certificate. As of December 31, 2010, $350.4 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

Asset-backed securities transactions

Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market.  Asset-backed securities transactions would be used to refinance student loans included in the FFELP warehouse facility, the Department of Education Conduit facility, and/or existing asset-backed security transactions.  The FFELP warehouse facility and Department Conduit facility have advance rates that are less than par.  As of December 31, 2010, the Company had $5.3 million advanced as equity support in the FFELP warehouse facility and $94.1 million advanced as equity support in the Department Conduit facility.  Depending on the terms of asset-backed security transactions, refinancing loans included in these facilities could produce positive cash flow to the Company by reducing required advance rates and are contemplated by management when making student loan financing decisions.

During 2010, the Company completed asset-backed securities transactions totaling $1.9 billion. The Company used the proceeds from the sale of these notes to purchase student loans, including loans previously financed in other asset-backed securitizations and the FFELP warehouse facility.

Although the Company has demonstrated its ability to access the asset-backed securities market in 2009 and 2010 and expects asset-backed securities transactions to remain a primary source of funding over the long term, the Company also expects its transaction volumes to be more limited and pricing less favorable than prior to the credit market dislocation that began in August 2007, with significantly reduced opportunities to place subordinated tranches of asset-backed securities with investors.  At present, while the markets have demonstrated some signs of recovery, the Company is unable to predict when market conditions will allow for more regular, reliable, and cost-effective access to the term asset-backed securities market.

Description of Other Debt Facilities

Unsecured Line of Credit

The Company has a $750.0 million unsecured line of credit that terminates in May 2012. As of December 31, 2010 and February 28, 2011 there was $450.0 million and $125.0 million outstanding, respectively, on this line. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.  The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank, a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. In September 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect Lehman to fund future borrowing requests. As of December 31, 2010 and February 28, 2011, excluding Lehman’s lending commitment, the Company had $279.0 million and $581.3 million, respectively, available for future use under its unsecured line of credit.

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

As of December 31, 2010, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facility.

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

Debt Repurchases

Due to the Company’s improved cash position, the Company repurchased debt during 2010 and 2009. Gains recorded by the Company from the purchase of debt are included in “gain (loss) on the sale of loans and debt repurchases, net” on the Company’s consolidated statements of income.

	Year ended December 31, 2010			Year ended December 31, 2009
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain

Unsecured debt - Senior Notes due 2010	$—	—	—	208,284	196,529	11,755
Unsecured debt - Junior Subordinated Hybrid Securities	34,995	30,073	4,922	1,750	350	1,400
Asset-backed securities	690,750	650,789	39,961	348,155	319,627	28,528
	$725,745	680,862	44,883	558,189	516,506	41,683

Subsequent to December 31, 2010, the Company used operating cash to repurchase $62.6 million (par value) of Junior Subordinated Hybrid Securities for $55.7 million.  The Company recognized a pre-tax gain of $6.9 million as a result of this debt repurchase, which will be included in the Company’s operating results for the quarter ending March 31, 2011.

Stock Repurchases

The Company has a stock repurchase program that expires on May 24, 2012 in which it can repurchase shares of the Company’s common stock. Shares repurchased by the Company during 2010 and 2009 are shown in the table below.

		Purchase	Average price of
	Total shares	price	shares repurchased
	repurchased	(in thousands)	(per share)

Year ended December 31, 2010	1,866,332	$39,805	$21.33

Year ended December 31, 2009	38,429	430	11.17

As of December 31, 2010, 3.0 million shares may still be purchased under the Company’s stock repurchase program.

Contractual Obligations

The Company’s contractual obligations were as follows:

	As of December 31, 2010
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Bonds and notes payable	$24,672,472	175,619	558,380	3,069,100	20,869,373
Operating lease obligations (a)	18,089	6,273	9,950	1,866	—

Total	24,690,561	181,892	568,330	3,070,966	20,869,373

(a)
The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment.  Operating lease obligations are presented net of approximately $2.4 million in sublease arrangements.

As of December 31, 2010, the Company had a reserve of $7.9 million for uncertain income tax positions (including the federal benefit received from state positions).  This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

As of December 31, 2010, the Company has participated a cumulative amount of $125.5 million of non-federally insured loans to third parties. The Company has accounted for these participations as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.  Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests when such loans become 60 or 90 days delinquent.  As of December 31, 2010, the Company has $12.6 million accrued related to this obligation which is included in “other liabilities” in the Company’s consolidated balance sheet.  This obligation is not included in the above table.

In 2004, the Company purchased 50% of the stock of infiNET Integrated Solutions, Inc. (“infiNET”) and, in 2006, purchased the remaining 50% of infiNET’s stock. Consideration for the purchase of the remaining 50% of the stock of infiNET included 95,380 restricted shares of the Company’s Class A common stock. Under the terms of the purchase agreement, the 95,380 shares of Class A common stock issued in the acquisition were subject to stock price guaranty provisions whereby if on or about February 28, 2011 the average market trading price of the Class A common stock was less than $104.8375 per share and had not exceeded that price for any 25 consecutive trading days during the 5-year period from the closing of the acquisition to February 28, 2011, then the Company must pay additional cash to the sellers of infiNET for each share of Class A common stock issued in an amount representing the difference between $104.8375 less the greater of $41.9335 or the gross sales price such seller obtained from a sale of the shares occurring subsequent to February 28, 2011 as defined in the agreement. On February 28, 2011, the Company paid $5.9 million in cash to satisfy this obligation which was recorded by the Company as a reduction to additional paid-in capital. This payment is not included in the above table.

During 2010, the Company purchased certain assets of a software company.  The initial consideration paid by the Company was $3.0 million in cash.  In addition to the initial purchase price, additional payments are to be made by the Company based on certain operating results as defined in the purchase agreement.  These contingent payments are payable in three annual installments beginning in March 2011 and as of December 31, 2010 are estimated by the Company to be a total of $4.8 million. The estimated contingency payments are included in “other liabilities” on the consolidated balance sheet. The contingent payments will be remeasured to fair value each reporting date until the contingency is resolved with all changes in fair value being recognized in earnings. These contingent payments are not included in the table above.

Dividends

In the first quarter of 2007, the Company began paying dividends of $0.07 per share on the Company’s Class A and Class B common stock which were paid quarterly through the first quarter of 2008.  On May 21, 2008, the Company announced that it was temporarily suspending its quarterly dividend program.  On November 5, 2009, the Company’s Board of Directors voted to reinstate the quarterly dividend program effective for the fourth quarter 2009.  Accordingly, a dividend of $0.07 per share on the Company’s Class A and Class B common stock was paid during the fourth quarter of 2009 and during the first, second, and third quarters of 2010.

The Nelnet Board of Directors declared a fourth-quarter cash dividend on its outstanding shares of Class A common stock and Class B common stock of $0.49 per share.  The dividend consists of a quarterly dividend of $0.07 per share, and an additional $0.42 per share representing $0.07 per share for each of the six quarters in 2008 and 2009 during which the Company had suspended dividend payments to preserve capital during a volatile period in the market. The dividend was paid on December 15, 2010 to shareholders of record at the close of business on December 1, 2010.

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

CRITICAL ACCOUNTING POLICIES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the consolidated financial statements, which are included in this Annual Report on Form 10-K for the year ended December 31, 2010, includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company’s loan portfolios considering loans in repayment versus those in a nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for loan losses.

In determining the appropriateness of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for loan losses. The Company places a non-federally insured loan on nonaccrual status when the collection of principal and interest is 30 days past due and charges off the loan when the collection of principal and interest is 120 days past due.

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

Tuition payment processing and campus commerce revenue – Tuition payment processing and campus commerce revenue primarily includes actively managed tuition payment solutions and online payment processing. Fees for these services are recognized over the period in which services are provided to customers.

Enrollment services revenue – Enrollment services revenue primarily consists of the following items:

•
Interactive marketing – Interactive marketing revenue is derived primarily from fees which are earned through the delivery of qualified inquiries or clicks. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified inquiry or click is delivered to the customer provided that no significant obligations remain. From time to time, the Company may agree to credit certain inquiries or clicks if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been immaterial and within management’s expectations.

For a portion of its interactive marketing revenue, the Company has agreements with providers of online media or traffic (“Publishers”) used in the generation of inquiries or clicks. The Company receives a fee from its customers and pays a fee to Publishers either on a cost per inquiry, cost per click, or cost per number of impressions basis. The Company is the primary obligor in the transaction. As a result, the fees paid by the Company’s customers are recognized as revenue and the fees paid to its Publishers are included in “cost to provide enrollment services” in the Company’s consolidated statements of income.

•	List marketing - Revenue from the sale of lists is generally earned and recognized, net of estimated returns, upon delivery.

•	Publishing services - Revenue from the sale of print products is generally earned and recognized, net of estimated returns, upon shipment or delivery.

•
Resource centers – Resource centers services include online courses, scholarship search and selection data, career planning, and online information about colleges and universities. The majority of these services are sold based on subscriptions and/or are performance based. Revenues from sales of subscription and performance based services are recognized ratably over the term of the contract as earned. Subscription and performance based revenues received or receivable in advance of the delivery of services is included in deferred revenue.

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

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, to be included in ASC Subtopic 605-25. ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements (EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”), sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. One of those current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (VSOE) or third party evidence (TPE).

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of December 31, 2010		As of December 31, 2009
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$8,525,279	35.7%	$10,305,622	43.6%
Variable-rate loan assets	15,343,777	64.3	13,330,252	56.4
Total	$23,869,056	100.0%	$23,635,874	100.0%

Fixed-rate debt instruments	$163,255	0.7%	$273,906	1.1%
Variable-rate debt instruments	24,509,217	99.3	24,531,383	98.9
Total	$24,672,472	100.0%	$24,805,289	100.0%

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

	Year ended December 31,
	2010	2009	2008

Fixed rate floor income, gross	$151,861	147,107	42,528

Derivative settlements (a)	(19,618)	(2,009)	(5,071)

Fixed rate floor income, net	$132,243	145,098	37,457

(a) Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income

The high levels of fixed rate floor income earned during 2010 and 2009 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that are earning fixed rate floor income as of December 31, 2010:

	Borrower/	Estimated	Balance of
Fixed	lender	variable	assets earning fixed-rate
interest	weighted	conversion	floor income as of
rate range	average yield	rate (a)	December 31, 2010

3.0 - 3.49%	3.21%	0.57%	$1,794,834
3.5 - 3.99%	3.65%	1.01%	1,837,021
4.0 - 4.49%	4.20%	1.56%	1,445,570
4.5 - 4.99%	4.72%	2.08%	800,815
5.0 - 5.49%	5.25%	2.61%	536,109
5.5 - 5.99%	5.67%	3.03%	324,713
6.0 - 6.49%	6.19%	3.55%	379,544
6.5 - 6.99%	6.70%	4.06%	339,231
7.0 - 7.49%	7.17%	4.53%	118,906
7.5 - 7.99%	7.71%	5.07%	208,309
8.0 - 8.99%	8.16%	5.52%	467,408
> 9.0%	9.04%	6.40%	272,819
			$8,525,279

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to variable rate.  As of December 31, 2010, the short-term interest rate was 26 basis points.

The following table summarizes the outstanding derivatives instruments used by the Company to hedge fixed-rate student loan assets.

As of December 31, 2010
		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2011	$4,300,000	0.53%
2012	3,950,000	0.67
2013	650,000	1.07
2015	100,000	2.26
2020	50,000	3.23

	$9,050,000	0.66%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

As of December 31, 2010, the Company had $3.2 billion of student loan assets that were eligible to earn variable-rate floor income.

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

The following table presents the Company’s FFELP student loan assets and related funding arranged by underlying indices as of December 31, 2010:

Index	Frequency of Variable Resets	Assets	Debt outstanding that funded student loan assets (a)

3 month H15 financial commercial paper (b)	Daily	$22,758,342	—
3 month Treasury bill (c)	Varies	999,357	—
3 month LIBOR (d)	Quarterly	—	19,822,444
1 month LIBOR (e)	Monthly	—	347,773
Auction-rate or remarketing (f)	Varies	—	944,560
Asset-backed commercial paper (g)	Varies	—	2,810,726
Other (h)		301,518	133,714
		$24,059,217	24,059,217

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. A summary of these derivatives is included in the following table.

As of December 31, 2010
Maturity	Notional Amounts

2021	$250,000
2023	1,250,000
2024	250,000
2028	100,000
2039 (a)	150,000
2040 (b)	200,000

$2,200,000

(a)	This derivative has a forward effective start date in 2015.

(b)	This derivative has a forward effective start date in 2020.

(b)	The Company’s FFELP student loans earn interest based on the daily average H15 financial commercial paper index calculated on a fiscal quarter.

(c)
The Company has used derivative instruments to hedge both the basis and repricing risk on certain student loans in which the Company earns interest based on a treasury bill rate that resets daily and are funded with debt indexed to primarily three-month LIBOR. To hedge these loans, the Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a weekly treasury bill rate plus a spread as defined in the agreement. The following table summarizes these derivatives as of December 31, 2010:

Maturity	Notional Amount

2011	$225,000

(d)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(e)	Certain of the Company's notes issued in 2010 are indexed to one-month LIBOR.

(f)
The interest rates on certain of the Company’s asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”) or through a remarketing utilizing remarketing agents (“Variable Rate Demand Notes”). As of December 31, 2010, the Company is sponsor on $678.7 million of Auction Rate Securities and $265.9 million of Variable Rate Demand Notes.

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

(g)
Asset-backed commercial paper consists of $108.4 million funded in the Company’s FFELP warehouse facility and $2.7 billion funded through the Department’s Conduit Program.  Funding for the Conduit Program is provided by the capital markets at a cost based on market rates.

(h)	Assets include restricted cash and investments and other assets. Debt outstanding includes other debt obligations secured primarily by student loan assets and related collateral.

Financial Statement Impact of Derivative Instruments

The Company recognizes changes in the fair value of derivative instruments currently in earnings unless specific hedge accounting criteria are met. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting; consequently, the change in fair value of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company’s derivatives are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of income and resulted in an expense of $77.1 million in 2010, income of $6.9 million in 2009, and an expense of $38.6 million in 2008.

The following summarizes the derivative settlements included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of income:

	Year ended December 31,
	2010	2009	2008
Settlements:
Average/discrete basis swaps	$140	11,483	44,343
1/3 basis swaps	1,194	21,231	1,805
T-Bill/LIBOR basis swaps	(47)	—	—
Interest rate swaps - floor income hedges	(19,618)	(2,020)	(15,036)
Interest rate swaps - unsecured debt hedges	(495)	—	—
Cross-currency interest rate swaps	5,109	8,631	23,941
Other	(547)	(39)	604

Total settlements - (expense) income	$(14,264)	39,286	55,657

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

	Year ended December 31, 2010
	Interest Rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income before
impact of derivative settlements	$(66,443)	(22.0)%	$(121,075)	(40.0)%	$(25,327)	(8.4)%	$(75,982)	(25.1)%
Impact of derivative settlements	71,715	23.7	215,145	71.1	—	—	—	—
Increase (decrease) in net income before taxes	$5,272	1.7%	$94,070	31.1%	$(25,327)	(8.4)%	$(75,982)	(25.1)%
Increase (decrease) in basic and diluted
earnings per share	$0.07		$1.20		$(0.32)		$(0.97)

	Year ended December 31, 2009
	Interest Rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Increase (decrease) in pre-tax net income before
impact of derivative settlements	$(85,275)	(39.5)%	$(148,581)	(68.9)%	$(25,289)	(11.7)%	$(75,867)	(35.2)%
Impact of derivative settlements	4,189	1.9	12,567	5.8	—	—	—	—
Increase (decrease) in net income before taxes	$(81,086)	(37.6)%	$(136,014)	(63.1)%	$(25,289)	(11.7)%	$(75,867)	(35.2)%
Increase (decrease) in basic and diluted
earnings per share	$(1.06)		$(1.77)		$(0.33)		$(0.99)

	Year ended December 31, 2008
	Change from increase of 100 basis points		Change from increase of 300 basis points		Asset and funding index mismatches

	Dollar	Percent	Dollar	Percent	Increase of 10 basis points		Increase of 30 basis points
Effect on earnings:
Increase (decrease) in pre-tax net income before
impact of derivative settlements	$(26,009)	(58.1)%	$(52,485)	(117.3)%	$(26,819)	(59.9)%	$(80,457)	(179.7)%
Impact of derivative settlements	23,855	53.3	50,811	113.6	—	—	—	—
Increase (decrease) in net income before taxes	$(2,154)	(4.8)%	$(1,674)	(3.7)%	$(26,819)	(59.9)%	$(80,457)	(179.7)%
Increase (decrease) in basic and diluted
earning per share	$(0.03)		$(0.02)		$(0.33)		$(0.99)

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

	Year ended December 31,
	2010	2009	2008

Re-measurement of Euro Notes	$80,721	(37,654)	52,886

Change in fair value of
cross-currency derivatives	(74,899)	2,497	(24,436)

Total impact to statements of
operations - income (expense)	$5,822	(35,157)	28,450

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

	Year ended December 31,
	2010	2009	2008

Change in fair value of derivatives	$(77,134)	6,852	(38,576)
Foreign currency transaction adjustment (Euro Notes)	80,721	(37,654)	52,886
Change in fair value of put options	—	—	(3,483)
Derivative settlements, net	(14,264)	39,286	55,657

Derivative market value, foreign currency, and put option
adjustments and derivative settlements, net	$(10,677)	8,484	66,484

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report included herein, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

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

We have audited Nelnet, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nelnet, Inc.’s (the Company) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nelnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nelnet, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 3, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Lincoln, Nebraska
March 3, 2011

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2010, no information was required to be disclosed in a report on Form 8-K, but not reported.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information as to the directors, executive officers, corporate governance, and Section 16(a) beneficial ownership reporting compliance of the Company set forth under the captions “PROPOSAL 1 – ELECTION OF DIRECTORS – Nominees,” “EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE,” and “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company’s fiscal year, relating to the Company’s Annual Meeting of Shareholders scheduled to be held on May 26, 2011 (the “Proxy Statement”) is incorporated into this report by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions “CORPORATE GOVERNANCE” and “EXECUTIVE COMPENSATION” in the Proxy Statement is incorporated into this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS – Stock Ownership” in the Proxy Statement is incorporated into this report by reference. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in the control of the Company.

The following table summarizes information about compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information

	As of December 31, 2010
	Number of shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans
approved by shareholders	0	$0	3,610,621 (1)

Equity compensation plans
not approved by shareholders	0	$0	0

Total	0	$0	3,610,621

(1)
Includes 2,759,832, 204,816, and 645,973 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, and Nelnet, Inc. Employee Share Purchase Plan, respectively. On November 10, 2010 the Company’s Board of Directors terminated the Nelnet, Inc. Employee Stock Purchase Loan Program effective as of December 31, 2010 such that no future awards or loans will be made under that plan. Accordingly, as of December 31, 2010, there were no shares remaining available for issuance under that plan.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “PROPOSAL 2 – RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Independent Accountant Fees and Services” in the Proxy Statement is incorporated into this report by reference.

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

10.2
First Amendment of Amended and Restated Participation Agreement, dated as of December 19, 2001, by and between Union Bank and Trust Company and NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.31 to the registrant's Form S-1 Registration Statement.

10.3
Second Amendment of Amended and Restated Participation Agreement, dated as of December 1, 2002, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.32 to the registrant's Form S-1 Registration Statement.

10.4
Third Amendment to Amended and Restated Participation Agreement between National Education Loan Network, Inc. and Union Bank and Trust Company, dated as of February 5, 2004.  Incorporated by reference to Exhibit 10.61 to the registrant’s annual report for the year ended December 31, 2003, filed on Form 10-K.

10.5
Fourth Amendment of Amended and Restated Participation Agreement, dated as of August 1, 2005, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.).  Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report for the period ended September 30, 2008, filed on Form 10-Q.

10.6
Fifth Amendment of Amended and Restated Participation Agreement, dated as of November 1, 2005, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.).  Incorporated by reference to Exhibit 10.2 to the registrant's quarterly report for the period ended September 30, 2008, filed on Form 10-Q.

10.7
Sixth Amendment of Amended and Restated Participation Agreement, dated as of December 12, 2005, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.).  Incorporated by reference to Exhibit 10.3 to the registrant's quarterly report for the period ended September 30, 2008, filed on Form 10-Q.

10.8
Seventh Amendment of Amended and Restated Participation Agreement, dated as of July 1, 2008, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.).  Incorporated by reference to Exhibit 10.2 to the registrant's quarterly report for the period ended June 30, 2008, filed on Form 10-Q.

10.9
Eighth Amendment of Amended and Restated Participation Agreement, dated as of December 24, 2008, by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.69 to the registrant's annual report for the year ended December 31, 2008, filed on Form 10-K.

10.10
Ninth Amendment of Amended and Restated Participation Agreement, dated as of January 23, 2009, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report for the period ended March 31, 2010, filed on Form 10-Q.

10.11
Tenth Amendment of Amended and Restated Participation Agreement, dated as of October 19, 2009, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.2 to the registrant's quarterly report for the period ended March 31, 2010, filed on Form 10-Q.

10.12
Eleventh Amendment of Amended and Restated Participation Agreement, dated as of December 14, 2009, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.3 to the registrant's quarterly report for the period ended March 31, 2010, filed on Form 10-Q.

10.13
Twelfth Amendment of Amended and Restated Participation Agreement, dated as of January 1, 2010, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.4 to the registrant's quarterly report for the period ended March 31, 2010, filed on Form 10-Q.

10.14
Thirteenth Amendment of Amended and Restated Participation Agreement, dated as of September 1, 2010, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.2 to the registrant's quarterly report for the period ended September 30, 2010, filed on Form 10-Q.

10.15*	Fourteenth Amendment of Amended and Restated Participation Agreement, dated as of January 1, 2011, by and between Union Bank and Trust Company and National Education Loan Network, Inc.

10.16*	Fifteenth Amendment of Amended and Restated Participation Agreement, dated as of February 25, 2011, by and between Union Bank and Trust Company and National Education Loan Network, Inc.

10.17
Guaranteed Purchase Agreement, dated as of March 19, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.36 to the registrant's Form S-1 Registration Statement.

10.18
First Amendment of Guaranteed Purchase Agreement, dated as of February 1, 2002, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.37 to the registrant's Form S-1 Registration Statement.

10.19
Second Amendment of Guaranteed Purchase Agreement, dated as of December 1, 2002, by and between Nelnet, Inc. (f/k/a/ NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.38 to the registrant's Form S-1 Registration Statement.

10.20
Agreement For Use of Revolving Purchase Facility, dated as of January 1, 1999, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.78 to the registrant's Form S-1 Registration Statement.

10.21
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

10.22
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

10.26
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

10.28
Amended and Restated Aircraft Management Agreement, dated as of September 30, 2008, by and between National Education Loan Network, Inc., Duncan Aviation, Inc., and Union Financial Services, Inc. Incorporated by reference to Exhibit 10.32 to the registrant's annual report for the year ended December 31, 2008, filed on Form 10-K.

10.29
Amended and Restated Aircraft Joint Ownership Agreement, dated as of September 30, 2009, by and between National Education Loan Network, Inc. and Union Financial Services, Inc. Incorporated by reference to Exhibit 10.33 to the registrant's annual report for the year ended December 31, 2008, filed on Form 10-K.

10.30
Amendment of Agreements dated as of February 4, 2005, by and between Union Bank and Trust Company and National Education Loan Network, Inc., filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 10, 2005 and incorporated herein by reference.

10.31+	Nelnet, Inc. Employee Share Purchase Plan, as amended. Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report for the period ended September 30, 2005, filed on Form 10-Q.

10.32+*	Amended Nelnet, Inc. Employee Share Purchase Plan dated November 10, 2010.

10.33
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

10.35
Lease Amendment Number Two dated February 8, 2001 between Miller & Paine and Union Bank and Trust Company, filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.36
Lease Amendment Number Three dated May 23, 2005 between Miller & Paine, LLC and Union Bank and Trust Company, filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.37
Lease Agreement dated May 20, 2005 between Miller & Paine, LLC and Union Bank and Trust Company, filed as Exhibit 10.7 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.38
Office Sublease dated April 30, 2001 between Union Bank and Trust Company and Nelnet, Inc., filed as Exhibit 10.8 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.39+	Executive Officers Bonus Plan as amended, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 20, 2006 and incorporated herein by reference.

10.40
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

10.41+	Nelnet, Inc. Restricted Stock Plan, as amended through May 24, 2007, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 31, 2007 and incorporated herein by reference.

10.42
Real Estate Purchase Agreement dated as of October 31, 2007 between Union Bank and Trust Company and First National Life of the USA, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 2, 2007 and incorporated herein by reference.

10.43+
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

10.45+
First Amendment to Employment Agreement, dated November 22, 2006, between FACTS Management Co. and Timothy A. Tewes.  Incorporated by reference to Exhibit 10.3 to the registrant's quarterly report for the period ended March 31, 2008, filed on Form 10-Q.

10.46+
Nelnet, Inc. Directors Stock Compensation Plan, as amended through April 18, 2008, filed as Exhibit 99.1 to Nelnet, Inc.’s Registration Statement on Form S-8 filed on June 27, 2008 and incorporated herein by reference.

10.47
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

10.50
Loan Servicing Agreement, dated as of November 25, 2008, by and between Nelnet, Inc. and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.72 to the registrant's annual report for the year ended December 31, 2008, filed on Form 10-K.

10.51
Assurance Commitment Agreement, dated as of November 25, 2008, by and among Jay L. Dunlap, individually, Angie Muhleisen, individually, and Michael S. Dunlap, individually, Nelnet, Inc., Union Bank and Trust Company, and Farmers & Merchants Investment Inc. Incorporated by reference to Exhibit 10.73 to the registrant's annual report for the year ended December 31, 2008, filed on Form 10-K.

10.52+	Nelnet, Inc. Second Amended Executive Officers Bonus Plan. Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report for the period ended March 31, 2009, filed on Form 10-Q.

10.53+	Nelnet, Inc. Restricted Stock Plan, as amended through May 20, 2009, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 27, 2009 and incorporated herein by reference.

10.54
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

10.55
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

10.56
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

10.57
Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC. Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report for the period ended June 30, 2010, filed on Form 10-Q.

10.58
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

10.59
Guaranteed Purchase Agreement, dated as of September 1, 2010, by and between Nelnet, Inc. and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.3 to the registrant's quarterly report for the period ended September 30, 2010, filed on Form 10-Q.

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

Dated: March 3, 2011
NELNET, INC.

By:	/s/ MICHAEL S. DUNLAP
Name: Michael S. Dunlap
Title: Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ MICHAEL S. DUNLAP	Chairman and	March 3, 2011
Michael S. Dunlap	Chief Executive Officer
(Principal Executive Officer)

/s/ TERRY J. HEIMES	Chief Financial Officer	March 3, 2011
Terry J. Heimes	(Principal Financial Officer and
Principal Accounting Officer)

/s/ STEPHEN F. BUTTERFIELD	Vice Chairman	March 3, 2011
Stephen F. Butterfield

/s/ JAMES P. ABEL	Director	March 3, 2011
James P. Abel

/s/ KATHLEEN A. FARRELL	Director	March 3, 2011
Kathleen A. Farrell

/s/ THOMAS E. HENNING	Director	March 3, 2011
Thomas E. Henning

/s/ BRIAN J. O’CONNOR	Director	March 3, 2011
Brian J. O’Connor

/s/ KIMBERLY K. RATH	Director	March 3, 2011
Kimberly K. Rath

/s/ MICHAEL D. REARDON	Director	March 3, 2011
Michael D. Reardon

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Nelnet, Inc.:

We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nelnet, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nelnet, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated   March  3, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Lincoln, Nebraska
March 3, 2011

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
	(Dollars in thousands, except share data)
Assets:
Student loans receivable (net of allowance for loan losses of $43,626 in 2010 and $50,887 in 2009)	$23,948,014	23,926,957
Student loans receivable - held for sale	84,987	—
Cash and cash equivalents:
Cash and cash equivalents – not held at a related party	6,952	12,301
Cash and cash equivalents – held at a related party	276,849	325,880
Total cash and cash equivalents	283,801	338,181
Investments - trading securities	43,236	—
Restricted cash and investments	668,757	625,492
Restricted cash – due to customers	88,528	91,741
Accrued interest receivable	318,152	329,313
Accounts receivable (net of allowance for doubtful accounts of $1,221 in 2010 and $1,198 in 2009)	52,614	42,043
Goodwill	117,118	143,717
Intangible assets, net	38,712	53,538
Property and equipment, net	30,573	26,606
Other assets	101,054	104,940
Fair value of derivative instruments	118,346	193,899
Total assets	$25,893,892	25,876,427

Liabilities:
Bonds and notes payable	$24,672,472	24,805,289
Accrued interest payable	19,153	19,831
Other liabilities	191,017	172,514
Due to customers	88,528	91,741
Fair value of derivative instruments	16,089	2,489
Total liabilities	24,987,259	25,091,864

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding
36,846,353 shares in 2010 and 38,396,791 shares in 2009	368	384
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding
11,495,377 shares in 2010 and 2009	115	115
Additional paid-in capital	76,263	109,359
Retained earnings	831,057	676,154
Employee notes receivable	(1,170)	(1,449)
Total shareholders’ equity	906,633	784,563

Commitments and contingencies
Total liabilities and shareholders’ equity	$25,893,892	25,876,427

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2010, 2009, and 2008

	2010	2009	2008
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$598,675	609,920	1,176,383
Investment interest	5,256	10,287	37,998
Total interest income	603,931	620,207	1,214,381
Interest expense:
Interest on bonds and notes payable	232,860	384,862	1,026,489
Net interest income	371,071	235,345	187,892
Less provision for loan losses	22,700	29,000	25,000
Net interest income after provision for loan losses	348,371	206,345	162,892
Other income (expense):
Loan and guaranty servicing revenue	139,636	108,747	99,942
Tuition payment processing and campus commerce revenue	59,824	53,894	48,155
Enrollment services revenue	139,897	119,397	112,405
Software services revenue	18,948	21,164	24,115
Other income	31,310	26,469	22,775
Gain (loss) on sale of loans and debt repurchases, net	78,631	76,831	(51,414)
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	(10,677)	8,484	66,484
Total other income	457,569	414,986	322,462

Operating expenses:
Salaries and benefits	166,011	151,285	177,724
Other operating expenses:
Litigation settlement	55,000	—	—
Impairment expense	26,599	32,728	18,834
Cost to provide enrollment services	91,647	74,926	64,965
Professional and other services	49,994	27,265	32,482
Depreciation and amortization	31,811	35,636	43,669
Occupancy and communications	13,670	15,571	17,817
Postage and distribution	11,908	9,377	11,163
Advertising and marketing	11,130	8,046	7,924
Restructure expense	6,020	7,982	7,067
Trustee and other debt related fees	4,543	9,167	10,408
Other	35,153	33,650	48,561
Total other operating expenses	337,475	254,348	262,890
Total operating expenses	503,486	405,633	440,614
Income before income taxes	302,454	215,698	44,740
Income tax expense	(113,420)	(76,573)	(17,896)
Income from continuing operations	189,034	139,125	26,844
Income from discontinued operations, net of tax	—	—	1,818
Net income	$189,034	139,125	28,662

Earnings per common share:
Basic:
Continuing operations	$3.82	2.79	0.54
Discontinued operations	—	—	0.04
Net earnings	$3.82	2.79	0.58

Diluted:
Continuing operations	$3.81	2.78	0.54
Discontinued operations	—	—	0.04
Net earnings	$3.81	2.78	0.58

Dividends paid per common share	$0.70	0.07	0.07

Weighted average common shares outstanding:
Basic	49,127,934	49,484,816	49,099,967
Diluted	49,326,686	49,685,143	49,324,278

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2010, 2009, and 2008

	Preferred				Class A	Class B	Additional		Employee	Total
	stock	Common stock shares		Preferred	common	common	paid-in	Retained	notes	shareholders’
	shares	Class A	Class B	stock	stock	stock	capital	earnings	receivable	equity
	(Dollars in thousands, except share data)
Balance as of December 31, 2007	—	37,980,617	11,495,377	$—	380	115	96,185	515,317	(3,118)	608,879

Comprehensive income:
Net income	—	—	—	—	—	—	—	28,662	—	28,662
Cash dividend on Class A and Class B common stock - $0.07 per share	—	—	—	—	—	—	—	(3,458)	—	(3,458)
Issuance of common stock, net of forfeitures	—	201,654	—	—	2	—	3,826	—	—	3,828
Compensation expense for stock based awards	—	—	—	—	—	—	5,283	—	—	5,283
Repurchase of common stock	—	(388,204)	—	—	(4)	—	(1,532)	—	—	(1,536)
Reduction of employee notes receivable	—	—	—	—	—	—	—	—	1,568	1,568
Balance as of December 31, 2008	—	37,794,067	11,495,377	—	378	115	103,762	540,521	(1,550)	643,226

Comprehensive income:
Net income	—	—	—	—	—	—	—	139,125	—	139,125
Cash dividend on Class A and Class B common stock - $0.07 per share	—	—	—	—	—	—	—	(3,492)	—	(3,492)
Issuance of common stock, net of forfeitures	—	641,153	—	—	7	—	4,365	—	—	4,372
Compensation expense for stock based awards	—	—	—	—	—	—	1,661	—	—	1,661
Repurchase of common stock	—	(38,429)	—	—	(1)	—	(429)	—	—	(430)
Reduction of employee notes receivable	—	—	—	—	—	—	—	—	101	101

Balance as of December 31, 2009	—	38,396,791	11,495,377	—	384	115	109,359	676,154	(1,449)	784,563

Comprehensive income:
Net income	—	—	—	—	—	—	—	189,034	—	189,034
Cash dividend on Class A and Class B common stock - $0.70 per share	—	—	—	—	—	—	—	(34,131)	—	(34,131)
Issuance of common stock, net of forfeitures	—	315,894	—	—	3	—	5,222	—	—	5,225
Compensation expense for stock based awards	—	—	—	—	—	—	1,468	—	—	1,468
Repurchase of common stock	—	(1,866,332)	—	—	(19)	—	(39,786)	—	—	(39,805)
Reduction of employee notes receivable	—	—	—	—	—	—	—	—	279	279

Balance as of December 31, 2010	—	36,846,353	11,495,377	$—	368	115	76,263	831,057	(1,170)	906,633

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009, and 2008

	2010	2009	2008
	(Dollars in thousands)

Net income	$189,034	139,125	28,662
Income from discontinued operations	—	—	1,818
Income from continuing operations	189,034	139,125	26,844
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, net of business acquisition:
Depreciation and amortization, including loan premiums/discount and deferred origination costs	91,244	116,038	141,605
Provision for loan losses	22,700	29,000	25,000
Impairment expense	26,599	32,728	18,834
Derivative market value adjustment	77,134	(6,852)	38,576
Foreign currency transaction adjustment	(80,721)	37,654	(52,886)
Change in value of put options issued in business acquisitions	—	—	3,483
Proceeds to terminate and/or amend derivative instruments	15,369	3,870	20,368
Payments to terminate and/or amend derivative instruments	(3,349)	(15,069)	(16,367)
Gain from repurchase of bonds and notes payable	(44,883)	(41,683)	—
Originations and purchases of student loans - held for sale	(42,074)	(13,345)	—
Change in investments - trading securities, net	(43,236)	3,876	(3,876)
(Gain) loss on sale of student loans, net	(33,748)	(35,148)	51,414
Deferred income tax expense (benefit)	4,273	(19,057)	(9,468)
Non-cash compensation expense	2,280	2,644	7,320
Other non-cash items	409	1,976	1,788
Decrease in accrued interest receivable	11,161	142,565	121,444
(Increase) decrease in accounts receivable	(10,571)	45	6,996
Decrease in other assets	2,456	5,407	5,479
Decrease in accrued interest payable	(678)	(61,745)	(47,870)
Increase (decrease) in other liabilities	11,469	2,677	(17,581)
Net cash flows from operating activities - continuing operations	194,868	324,706	321,103
Net cash flows from operating activities - discontinued operations	—	—	—
Net cash provided by operating activities	194,868	324,706	321,103

Cash flows from investing activities, net of business acquisition:
Originations, purchases, and consolidations of student loans, including loan premiums and deferred origination costs	(3,137,210)	(2,776,557)	(2,685,876)
Purchases of student loans, including loan premiums, from a related party	(989,168)	(47,621)	(212,888)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	1,821,589	1,873,666	2,247,031
Proceeds from sale of student loans	2,202,427	2,317,093	1,272,382
Proceeds from sale of student loans to a related party	—	76,448	535,431
Purchases of property and equipment, net	(12,770)	(1,204)	(5,141)
(Increase) decrease in restricted cash and investments, net	(43,265)	371,780	(70,025)
Purchase of equity method investment	—	—	(2,988)
Business acquisitions, net of cash acquired	(3,000)	—	(18,000)
Distribution from equity method investment	100	—	—
Net cash flows from investing activities - continuing operations	(161,297)	1,813,605	1,059,926
Net cash flows from investing activities - discontinued operations	—	—	—
Net cash (used in) provided by investing activities	(161,297)	1,813,605	1,059,926

Cash flows from financing activities:
Payments on bonds and notes payable	(5,564,844)	(6,644,250)	(6,879,826)
Proceeds from issuance of bonds and notes payable	5,452,290	4,688,404	5,640,865
Payments on bonds and notes payable due to a related party	(111,675)	(21,520)	(35,772)
Proceeds from issuance of bonds and notes payable due to a related party	218,725	—	—
Payments of debt issuance costs	(9,318)	(9,239)	(14,886)
Dividends paid	(34,131)	(3,492)	(3,458)
Payment on settlement of put option	—	—	(9,600)
Proceeds from issuance of common stock	528	449	710
Repurchases of common stock	(39,805)	(430)	(1,536)
Payments received on employee stock notes receivable	279	101	575
Net cash flows from financing activities - continuing operations	(87,951)	(1,989,977)	(1,302,928)
Net cash flows from financing activities - discontinued operations	—	—	—
Net cash used in financing activities	(87,951)	(1,989,977)	(1,302,928)

Net (decrease) increase in cash and cash equivalents	(54,380)	148,334	78,101

Cash and cash equivalents, beginning of year	338,181	189,847	111,746

Cash and cash equivalents, end of year	$283,801	338,181	189,847

Supplemental disclosures of cash flow information:
Interest paid:	$224,837	$434,834	$1,056,640
Income taxes paid, net of refunds	$105,955	$101,491	$24,058

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

1.	Description of Business

Nelnet, Inc. and its subsidiaries (“Nelnet” or the “Company”) is an innovative education services company focused primarily on providing fee-based processing services and quality education-related products and services in four core areas: loan financing, loan servicing, payment processing, and enrollment services (education planning). These products and services help students and families plan, prepare, and pay for their education and make the administrative and financial processes more efficient for schools and financial organizations.  In addition, the Company earns net interest income on a portfolio of federally insured student loans.

The Company was formed as a Nebraska corporation in 1977 to service federal student loans for two local banks. The Company built on this initial foundation as a servicer to become a leading originator, holder, and servicer of federal student loans, principally consisting of loans originated under the Federal Family Education Loan Program (“FFELP” or “FFEL Program”) of the U.S. Department of Education (the “Department”). To reduce its reliance on the net interest margin on student loans, Nelnet has significantly diversified and increased its fee-based education-related services.

The Company operates as four distinct operating segments.  The Company’s operating segments include:

•	Student Loan and Guaranty Servicing
•	Tuition Payment Processing and Campus Commerce
•	Enrollment Services
•	Asset Generation and Management

See note 15, “Segment Reporting,” for additional information on the Company’s segment reporting.

Fee-Based Operating Segments

Student Loan and Guaranty Servicing

The Student Loan and Guaranty Servicing operating segment provides for the servicing of the Company’s student loan portfolios and the portfolios of third parties. The loan servicing activities include loan origination activities, loan conversion activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company’s portfolio in addition to generating external fee revenue when performed for third party clients.

In June 2009, the Department of Education named the Company as one of four private sector companies awarded a servicing contract to service federally-owned student loans. In September 2009, the Company began servicing loans under this contract. The contract spans five years, with one five-year renewal at the option of the Department. As of December 31, 2010, the Company was servicing $30.3 billion of loans for 2.8 million borrowers under this contract. During 2010, the Company earned $29.9 million in revenue under this contract.

This operating segment also provides servicing activities for guarantee agencies. These activities include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services.

This operating segment also develops student loan servicing software, which is used internally by the Company and also licensed to third party student loan holders and servicers. In addition, this operating segment provides information technology products and services, with core areas of business in educational loan software solutions, business intelligence, technical consulting services, and Enterprise content management solutions.

Tuition Payment Processing and Campus Commerce

The Company’s Tuition Payment Processing and Campus Commerce operating segment provides products and services to help students and families manage the payment of education costs at all levels (K-12 and higher education).  It also provides innovative education-focused technologies, services, and support solutions to help schools with the everyday challenges of collecting and processing commerce data.

In the K-12 market the Company offers actively managed tuition payment plans as well as assistance with financial needs assessment, enrollment management, and donor management. The Company offers two principal products to the higher education market: actively managed tuition payment plans and campus commerce technologies and payment processing.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Enrollment Services

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students (interactive and list marketing services) and helping students plan and prepare for life after high school (publishing services and resource centers). Interactive marketing products and services include agency of record services, qualified inquiry generation, pay per click, and other marketing management, along with school operations consulting and call center solutions. The majority of interactive marketing revenue is derived from fees which are earned through the delivery of qualified inquiries or clicks provided to colleges and universities. List marketing services include providing lists to help higher education institutions and businesses reach the middle school, high school, college bound high school, college, and young adult market place. Publishing services include test preparation study guides, school directories and databases, and career exploration guides.  Resource centers include online courses, scholarship search and selection data, career planning, and on-line information about colleges and universities.

Asset Generation and Management Operating Segment

The Company’s Asset Generation and Management operating segment includes the origination, acquisition, management, and ownership of the Company’s student loan assets. The Company generates a substantial portion of its earnings from the spread, referred to as the Company’s student loan spread, between the yield it receives on its student loan portfolio and the costs associated with originating, acquiring, and financing its portfolio. Student loan assets include loans originated under the FFEL Program, including the Stafford Loan Program, the PLUS Loan program, the Supplemental Loans for Students (“SLS”) program, and loans that consolidate certain borrower obligations (“Consolidation”).

On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act of 2010”).  Effective July 1, 2010, this law prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program. The new law does not alter or affect the terms and conditions of existing FFELP loans. As a result of this legislation, the Company will no longer originate new FFELP loans.

Discontinued Operations

On May 25, 2007, the Company sold EDULINX Canada Corporation (“EDULINX”), a Canadian student loan service provider and a subsidiary of the Company, for initial proceeds of $19.0 million. The Company recognized an initial net loss of $8.3 million related to this transaction. During 2008, the Company earned $2.0 million ($1.8 million after tax) in additional consideration as a result of the sale of EDULINX. This payment represented contingent consideration earned by the Company based on EDULINX meeting certain performance measures. As a result of the sale of EDULINX, the results of operations for EDULINX, including the contingent payment earned in 2008, are reported as discontinued operations in the accompanying consolidated statements of income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

2.	Summary of Significant Accounting Policies and Practices

Consolidation

The consolidated financial statements include the accounts of Nelnet, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statement presentation to provide the users of the financial statements additional information related to the operating results of the Company. These reclassifications include:

•	Reclassifying the Company’s gains on debt repurchases to “gain (loss) on sale of loans and debt repurchases, net” which were previously included in “other income.”

•
Reclassifying costs incurred by the Company related to restructuring activities to “restructure expense,” which were previously included in “salaries and benefits” and “occupancy and communications.” See note 14, “Restructuring Charges,” for information related to the restructuring activity including additional information related to the types of costs incurred.

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

Federally insured loans may be made under the FFEL Program by certain lenders as defined by the Higher Education Act of 1965, as amended (the “Higher Education Act”). These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Higher Education Act by an authorized guaranty agency, which has a contract of reinsurance with the Department of Education. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 30 years. Interest rates on loans may be fixed or variable, dependent upon type, terms of loan agreements, and date of origination. For FFELP loans, the education lending subsidiaries have entered into trust agreements in which unrelated financial institutions serve as the eligible lender trustees. As eligible lender trustees, the financial institutions act as the eligible lender in acquiring certain eligible student loans as an accommodation to the subsidiaries, which hold beneficial interests in the student loan assets as the beneficiaries of such trusts.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

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

The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company’s loan portfolios considering loans in repayment versus those in a nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government currently guarantees 97% of the principal of and the interest on federally insured student loans disbursed on and after July 1, 2006 (and 98% for those loans disbursed prior to July 1, 2006), which limits the Company’s loss exposure on the outstanding balance of the Company’s federally insured portfolio. Student loans disbursed prior to October 1, 1993 are fully insured.

In determining the adequacy of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. The Company places a non-federally insured loan on nonaccrual status when the collection of principal and interest is 30 days past due and charges off the loan when the collection of principal and interest is 120 days past due.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all investments with maturities when purchased of three months or less to be cash equivalents.

Investments

Investments are held to provide liquidity and to serve as a source of income. The majority of the Company’s investments are classified as trading and such securities are accounted for at fair value with unrealized gains and losses included in “other income” on the consolidated statements of income.

Restricted Cash and Investments

Restricted cash primarily includes amounts for student loan securitizations and other secured borrowings. This cash must be used to make payments related to trust obligations. Amounts on deposit in these accounts are primarily the result of timing differences between when principal and interest is collected on the trust assets and when principal and interest is paid on trust liabilities. Cash balances that the Company’s indentured trusts deposit in guaranteed investment contracts that are held for the related note holders are classified as restricted investments. Due to the characteristics of the investments, there is no available or active market for this type of financial instrument. These investments are purchased at par value, which equals their cost as of December 31, 2010 and 2009.

Restricted Cash – Due to Customers

As a servicer of student loans, the Company collects student loan remittances and subsequently disburses these remittances to the appropriate lending entities. The Company also collects tuition payments and subsequently remits these payments to the appropriate schools. Cash collected for customers and the related liability are included in the accompanying consolidated balance sheets. Interest income earned, net of service charges, by the Company on this cash for the year ended December 31, 2008 was $2.7 million. Due to low interest rates, the Company earned minimal income, net of servicing charges, during 2010 and 2009.

Accounts Receivable

Accounts receivable are presented at their net realizable values, which includes allowances for doubtful accounts. Allowance estimates are based upon individual customer experience, as well as age of receivables and likelihood of collection.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Other Assets

Other assets are recorded at cost or amortized cost and consist primarily of debt issuance costs, student list costs, and other miscellaneous assets. Debt issuance costs are amortized using the effective interest method.

Fair Value Measurements

The Company uses estimates of fair value in applying various accounting standards for its financial statements.

Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, the Company uses unobservable inputs that reflect the Company’s market assumptions such as prices of similar instruments. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

The Company categorizes its fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Classification is based on the lowest level of input that is significant to the fair value of the instrument. The three levels include:

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

The Company's accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

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

The Company recognizes student loan income as earned, net of amortization of loan premiums and deferred origination costs and the accretion of loan discounts. Loan income is recognized based upon the expected yield of the loan after giving effect to borrower utilization of incentives such as timely payments (“borrower benefits”) and other yield adjustments. Loan premiums or discounts, deferred origination costs, and borrower benefits are amortized/accreted over the estimated life of the loan, which includes an estimate of prepayment speeds. The Company periodically evaluates the assumptions used to estimate the life of the loans and prepayment speeds.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company also pays the Department an annual 105 basis point rebate fee on Consolidation loans. These rebate fees are netted against loan interest income.

Loan and guaranty servicing revenue – Loan servicing fees are determined according to individual agreements with customers and are primarily calculated based on the dollar value of loans, number of loans, or number of borrowers serviced for each customer. Guaranty servicing fees, generally, are calculated based on the number of loans serviced, volume of loans serviced, or amounts collected. Revenue is recognized when earned pursuant to applicable agreements, and when ultimate collection is assured.

Tuition payment processing and campus commerce revenue - Tuition payment processing and campus commerce revenue includes actively managed tuition payment solutions and online payment processing. Fees for these services are recognized over the period in which services are provided to customers.

Enrollment services revenue – Enrollment services revenue primarily consists of the following items:

•
Interactive marketing – Interactive marketing revenue is derived primarily from fees which are earned through the delivery of qualified inquiries or clicks. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified inquiry or click is delivered to the customer provided that no significant obligations remain. From time to time, the Company may agree to credit certain inquiries or clicks if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been immaterial and within management’s expectations.

For a portion of its interactive marketing revenue, the Company has agreements with providers of online media or traffic (“Publishers”) used in the generation of inquiries or clicks. The Company receives a fee from its customers and pays a fee to Publishers either on a cost per inquiry, cost per click, or cost per number of impressions basis. The Company is the primary obligor in the transaction. As a result, the fees paid by the Company’s customers are recognized as revenue and the fees paid to its Publishers are included in “cost to provide enrollment services” in the Company’s consolidated statements of income.

•	List marketing - Revenue from the sale of lists is generally earned and recognized, net of estimated returns, upon delivery.

•	Publishing services - Revenue from the sale of print products is generally earned and recognized, net of estimated returns, upon shipment or delivery.

•
Resource centers – Resource centers services include online courses, scholarship search and selection data, career planning, and online information about colleges and universities. The majority of these services are sold based on subscriptions and/or are performance based. Revenues from sales of subscription and performance based services are recognized ratably over the term of the contract as earned. Subscription and performance based revenues received or receivable in advance of the delivery of services is included in deferred revenue.

Software services revenue – Software services revenue is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products. Computer and software consulting services are recognized over the period in which services are provided to customers.

Other income – Other income primarily includes borrower late fee income, which is earned by the education lending subsidiaries and is recognized when payments are collected from the borrower.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Derivative Accounting

The Company records derivative instruments at fair value on the consolidated balance sheet as either an asset or liability. The Company determines the fair value for its derivative contracts using either (i) pricing models that consider current market conditions and the contractual terms of the derivative contract or (ii) counterparty valuations. The factors that impact the fair value of the Company’s derivatives include interest rates, time value, forward interest rate curve, and volatility factors, as well as foreign exchange rates. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting. Accordingly, changes in the fair value of derivative instruments are reported in current period earnings. The changes in fair value on derivative instruments, as well as the settlement payments made on such derivatives, are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of income.

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

Restructuring Activities

From time to time, the Company implements plans to restructure its business. In conjunction with these restructuring plans, one-time, involuntary benefit arrangements and contract termination costs are accounted for in accordance with the Exit or Disposal Cost Obligations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and are classified as restructuring expenses in the accompanying consolidated statements of income.

In conjunction with its restructuring plans, the Company has entered into one-time benefit arrangements with employees, who have been involuntarily terminated. The Company recognizes a liability when all of the following conditions have been met and the benefit arrangement has been communicated to the employees:

•	Management, having the authority to approve the action, commits to a plan of termination;

•	The plan of termination identifies the number of employees to be terminated, their job classifications or functions, and their locations and the expected completion date;

•
The plan of termination establishes the terms of the benefit arrangement, including the benefits that employees will receive upon termination, in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and

•	Actions required to complete the plan of termination indicate that it is unlikely that significant changes to the plan of termination will be made or that the plan of termination will be withdrawn.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Severance costs under such one-time termination benefit arrangements may include all or some combination of severance pay, medical and dental benefits, outplacement services, and certain other costs. Contract termination costs are expensed at the earlier of (1) the contract termination date or (2) the cease use date under the contract. See note 14, “Restructuring Charges,” for additional information.

3.	Student Loans Receivable

The FASB issued Accounting Standards Update (“ASU”) 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), which was an update to the Receivables Topic of the FASB Accounting Standards Codification.   In accordance with ASU 2010-20, the Company has expanded its disclosures about the credit quality of its student loans receivable and the associated allowance for loan losses.  ASU 2010-20 requires entities to provide disclosures on a disaggregated basis.  The ASU defines two levels of disaggregation – portfolio segment and class of financing receivable.  A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses.  Classes of financing receivables generally are a disaggregation of portfolio segment.  As discussed in note 2, “Summary of Significant Accounting Policies and Practices,” the Company evaluates the adequacy of the allowance for loan losses on its federally insured loan portfolio separately from its non-federally insured loan portfolio.  Management has determined that each the federally insured loan portfolio and the non-federally insured loan portfolio meets the definition of a portfolio segment.  Accordingly, the portfolio segment basis disclosures required by ASU 2010-20 are presented in this note for each of these portfolios.  The Company does not disaggregate its portfolio segment student loan portfolios into classes of financing receivables as defined in ASU 2010-20. In addition, the Company does not have any impaired loans as defined in the Receivables Topic of the FASB Accounting Standards Codification.

Student loans receivable consisted of the following:

	As of December 31,
	2010		2009
	Held for investment	Held for sale (a)	Held for investment
Federally insured loans	$23,757,699	—	23,472,553
Non-federally insured loans	26,370	84,987	163,321
	23,784,069	84,987	23,635,874
Unamortized loan premiums and deferred origination costs, net	207,571	—	341,970
Allowance for loan losses – federally insured loans	(32,908)	—	(30,102)
Allowance for loan losses – non-federally insured loans	(10,718)	—	(20,785)
	$23,948,014	84,987	23,926,957

(a)
On January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value). The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. As of December 31, 2010, the Company has classified this portfolio as held for sale and the loans are carried at fair value.

Interest rates on the Company’s student loans may be fixed or variable, dependent upon type, terms of loan agreements, and date of origination.  As of December 31, 2010, interest rates on loans ranged from 1.87% to 12.00% and the weighted average rate was 4.93% and 4.83% as of December 31, 2010 and 2009, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below:

	Year ended December 31,
	2010	2009	2008

Balance at beginning of period	$50,887	50,922	45,592
Provision for loan losses:
Federally insured loans	18,700	20,000	17,000
Non-federally insured loans	4,000	9,000	8,000
Total provision for loan losses	22,700	29,000	25,000
Charge-offs:
Federally insured loans	(18,603)	(14,954)	(15,207)
Non-federally insured loans	(7,282)	(5,304)	(5,947)
Total charge-offs	(25,885)	(20,258)	(21,154)
Recoveries:
Federally insured loans	—	—	—
Non-federally insured loans	1,263	1,543	2,234
Total recoveries	1,263	1,543	2,234

Purchase (sale) of federally insured loans, net	2,710	(520)	(750)
Purchase (sale) of non-federally insured loans, net	(1,780)	(9,800)	—
Reserve related to loans reclassified to held for sale	(6,269)	—	—
Balance at end of period	$43,626	50,887	50,922

Allocation of the allowance for loan losses:
Federally insured loans	$32,908	30,102	25,577
Non-federally insured loans	10,718	20,785	25,345
Total allowance for loan losses	$43,626	50,887	50,922

Allowance for federally insured loans as a percentage of such loans	0.14%	0.13%	0.10%
Allowance for non-federally insured loans as a percentage of such loans - held for investment	40.64%	12.73%	9.28%

Repurchase Obligation

As of December 31, 2010, the Company has participated a cumulative amount of $125.5 million of non-federally insured loans to third parties, including $30.0 million and $95.5 million participated during 2010 and 2009, respectively. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.  The activity in the accrual account related to this repurchase obligation, which is included in “other liabilities” in the Company’s consolidated balance sheet, is detailed below.

	Year ended December 31,
	2010	2009
Beginning balance	$10,600	—
Tranfer from allowance for loan losses	2,000	9,800
Reserve for repurchase of delinquent loans (a)	—	800
Ending balance	$12,600	10,600

(a) The reserve for repurchase of loans is included in "other" under other operating expenses in the Company's consolidated statements of income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s student loan delinquency amounts.

	As of December 31,
	2010		2009
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment (a)	$4,358,616		$5,783,648
Loans in forebearance (b)	2,984,869		2,495,672
Loans in repayment status:
Loans current	14,309,480	87.2%	13,038,428	85.8%
Loans delinquent 31-60 days (c)	794,140	4.8	691,232	4.5
Loans delinquent 61-90 days (c)	306,853	1.9	314,265	2.1
Loans delinquent 91 days or greater (d)	1,003,741	6.1	1,149,308	7.6
Total loans in repayment	16,414,214	100.0%	15,193,233	100.0%
Total federally insured loans	$23,757,699		$23,472,553
Non-Federally Insured Loans:
Loans in-school/grace/deferment (a)	$3,500		$34,815
Loans in forebearance (b)	292		1,919
Loans in repayment status:
Loans current	16,679	73.9%	118,761	93.8%
Loans delinquent 31-60 days (c)	1,546	6.8	3,023	2.4
Loans delinquent 61-90 days (c)	1,163	5.2	1,559	1.2
Loans delinquent 91 days or greater	3,190	14.1	3,244	2.6
Total loans in repayment	22,578	100.0%	126,587	100.0%
Total non-federally insured loans	$26,370		$163,321

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

(d)	Loans delinquent 91 days or greater include federally insured loans in claim status, which are loans that have gone into default and have been submitted to the guaranty agency.

Loan Sales

See note 5, “Gain (loss) on Sale of Loans and Debt Repurchases, net,” for a summary of loans sold by the Company during 2010, 2009, and 2008.

Related Party Loan Activity

During 2008, 2009, and 2010, the Company sold and/or purchased loans to/from Union Bank & Trust Company (“Union Bank”) an entity under common control with the Company. See note 20, “Related Parties,” for additional information.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

4.	Bonds and Notes Payable

The following tables summarize the Company’s outstanding bonds and notes payable by type of instrument:

	As of December 31, 2010
	Carrying	Interest rate
	amount	range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,170,217	0.30% - 6.90%	5/26/14 - 7/27/48
Bonds and notes based on auction or remarketing	944,560	0.24% - 1.51%	5/1/11 - 7/1/43
Total variable-rate bonds and notes	21,114,777

Commercial paper - FFELP warehouse facility	108,381	0.29% - 0.35%	7/29/13
Department of Education Conduit	2,702,345	0.31%	5/8/14
Unsecured line of credit	450,000	0.79%	5/8/12
Unsecured debt - Junior Subordinated Hybrid Securities	163,255	7.40%	9/15/61
Related party debt	107,050	0.53%	5/20/11
Other borrowings	26,664	0.26% - 5.10%	1/1/11 - 11/1/15

	$24,672,472

	As of December 31, 2009
	Carrying	Interest rate
	amount	range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,187,356	0.26% - 6.90%	5/26/14 - 4/25/42
Bonds and notes based on auction or remarketing	1,726,960	0.21% - 3.73%	5/1/11 - 7/1/43
Total variable-rate bonds and notes	21,914,316

Fixed-rate bonds and notes (a)	8,940	6.15% - 6.34%	7/2/20 - 5/1/29
Commercial paper - FFELP warehouse facility	305,710	0.21% - 0.32%	8/3/12
Department of Education Participation	463,912	0.79%	9/30/10
Department of Education Conduit	1,125,929	0.27%	5/8/14
Unsecured line of credit	691,500	0.73%	5/8/12
Unsecured debt - Senior Notes	66,716	5.125%	6/1/10
Unsecured debt - Junior Subordinated Hybrid Securities	198,250	7.40%	9/15/61
Other borrowings	30,016	0.24% - 5.10%	1/1/10 - 11/1/15

	$24,805,289

(a)	Issued in asset-backed securitizations

Secured Financing Transactions

The Company has historically relied upon secured financing vehicles as its most significant source of funding for student loans. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. The Company’s rights to cash flow from securitized student loans are subordinate to bondholder interests and may fail to generate any cash flow beyond what is due to bondholders. The Company’s secured financing vehicles during the periods presented above include loan warehouse facilities, asset-backed securitizations, and the government’s Participation and Conduit Programs (as described below).

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The majority of the bonds and notes payable are primarily secured by the student loans receivable, related accrued interest, and by the amounts on deposit in the accounts established under the respective bond resolutions or financing agreements. Certain variable rate bonds and notes are secured by a letter of credit and reimbursement agreement issued by State Street.

Historically, the Company funded new loan originations using loan warehouse facilities and asset-backed securitizations. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. In August 2008, the Company began funding FFELP Stafford and PLUS student loan originations for the 2008-2009 and 2009-2010 academic years pursuant to the Department’s Participation Program. In 2009, the Company began funding loans under the Department’s Conduit Program.

Loan warehouse facility

On August 3, 2009, the Company entered into a FFELP warehouse facility (the “2009 FFELP Warehouse Facility”). The 2009 FFELP Warehouse Facility had a maximum financing amount of $500.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which were to expire on August 2, 2010.

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

The 2009/2010 FFELP Warehouse Facility provides for formula based advance rates depending on FFELP loan type, up to a maximum of 85 percent to 98 percent of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 75 to 80 percent based on loan type. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility. As of December 31, 2010, $108.4 million was outstanding under the FFELP Warehouse Facility and $391.6 million was available for future use. The Company had $5.3 million advanced as equity support on this facility as of December 31, 2010.

Asset-backed securitizations

During 2010 and 2009, the Company completed asset-backed securities transactions totaling $1.9 billion and $1.1 billion, respectively. Notes issued in the 2010 and 2009 asset-backed securities transactions carry interest rates based on a spread to LIBOR.

As part of the Company’s issuance of asset-backed securities in 2008, due to credit market conditions when these notes were issued, the Company purchased the Class B subordinated notes of $76.5 million (par value). These notes are not included on the Company’s consolidated balance sheet.  If the credit market conditions continue to improve, the Company anticipates selling these notes to third parties.  Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.  Upon sale, these notes would be shown as “bonds and notes payable” on the Company’s consolidated balance sheet. The Company believes the market value of such notes is currently less than par value.  The difference between the par value and market value would be recognized by the Company as interest expense over the life of the bonds.

Notes issued during 2006 included €773.2 million (950 million in U.S. dollars) with variable interest rates initially based on a spread to EURIBOR (the “Euro Notes”). As of December 31, 2010 and 2009, the Euro Notes were recorded on the Company’s balance sheet at $1.0 billion and $1.1 billion, respectively. The changes in the principal amount of Euro Notes as a result of the fluctuation of the foreign currency exchange rate were a decrease of $80.7 million for the year ended December 31, 2010, an increase of $37.7 million for the year ended December 31, 2009, and a decrease of $52.9 million for the year ended December 31, 2008.  These changes are included in the “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the consolidated statements of income. Concurrently with the issuance of the Euro Notes, the Company entered into cross-currency interest rate swaps which are further discussed in note 6, “Derivative Financial Instruments.”

The interest rates on certain of the Company’s asset-backed securities are set and periodically reset via a "dutch auction" ("Auction Rate Securities") or through a remarketing utilizing remarketing agents ("Variable Rate Demand Notes"). The Company is currently sponsor on $678.7 million of Auction Rate Securities and $265.9 million of Variable Rate Demand Notes.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities. Based on the relative levels of these indices as of December 31, 2010, the rates expected to be paid by the Company range from 91-day T-Bill plus 125 basis points, on the low end, to LIBOR plus 250 basis points, on the high end. These maximum rates are subject to increase if the credit ratings on the bonds are downgraded.

The Company cannot predict whether future auctions related to its Auction Rate Securities will be successful, but management believes it is likely auctions will continue to fail indefinitely. The Company is currently seeking alternatives for reducing its exposure to the auction rate market, but may not be able to achieve alternate financing for some of its Auction Rate Securities.

For Variable Rate Demand Notes, the remarketing agents set the price, which is then offered to investors. If there are insufficient potential bid orders to purchase all of the notes offered for sale, the Company could be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities. The maximum rate for Variable Rate Demand Notes is based on a spread to certain indices as defined in the underlying documents, with the highest to the Company being Prime plus 200 basis points.

Department of Education’s Loan Participation and Purchase Commitment Programs

In August 2008, the Department implemented the Purchase Program and the Participation Program pursuant to the Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”). Under the Department’s Purchase Program, the Department purchased 2008-2009 and 2009-2010 academic year loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to the Department, and (iv) a fixed amount of $75 per loan. Under the Participation Program, the Department provided interim short term liquidity to FFELP lenders by purchasing participation interests in pools of 2008-2009 and 2009-2010 academic year FFELP loans. FFELP lenders were charged a rate of commercial paper plus 50 basis points on the principal amount of participation interests outstanding. Loans funded under the Participation Program for the 2008-2009 and 2009-2010 academic years had to be either refinanced by the lender or sold to the Department pursuant to the Purchase Program prior to October 15, 2009 and October 15, 2010, respectively. The Company sold $2.1 billion of FFELP loans in each of 2009 and 2010 that were funded under the Participation Program to the Department using the Department’s Purchase Program and paid off all advances outstanding under the Participation Program. The Purchase and Participation Programs were created to provide liquidity to lenders for 2008-2009 and 2009-2010 academic year loans and are no longer offered by the Department.

Department of Education’s Conduit Program

In May 2009, the Department implemented a program under which it finances eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”).  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances were contributed by the Company. The Conduit Program expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans.  As of December 31, 2010 and 2009, the Company had $2.7 billion and $1.1 billion, respectively, borrowed under the facility and $94.1 million and $66.8 million, respectively, advanced as equity support in the facility. Beginning July 1, 2010, no additional loans can be funded using the Conduit Program.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company uses this facility as an additional source to fund FFELP student loans. The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day term upon termination of the participation certificate.  As of December 31, 2010 and 2009, $350.4 million and $613.3 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheet.

Unsecured Line of Credit

The Company has a $750.0 million unsecured line of credit that terminates in May 2012.  As of December 31, 2010 and 2009, there was $450.0 million and $691.5 million, respectively, outstanding on this line.  The weighted average interest rate on this line of credit was 0.79% as of December 31, 2010.  Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.  The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank (“Lehman”), a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. On September 15, 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect that Lehman will fund future borrowing requests. As of December 31, 2010, excluding Lehman’s lending commitment, the Company has $279.0 million available for future use under its unsecured line of credit.

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

As of December 31, 2010, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facility.

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

Unsecured Fixed Rate Debt

On May 25, 2005, the Company issued $275.0 million in aggregate principal amount of Senior Notes due June 1, 2010 (the “Senior Notes”). The Senior Notes were unsecured obligations of the Company. The interest rate on the Notes was 5.125%, payable semiannually. Upon maturity, the Company paid the remaining outstanding balance on the Senior Notes in full.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Related Party Debt

The Company has from time to time repurchased certain of its own asset-backed securities (bonds and notes payable). For accounting purposes, these notes have been effectively retired and are not included on the Company’s consolidated balance sheet. However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. During 2010, the Company participated $218.7 million of these securities to Union Bank, as trustee for various grantor trusts, and obtained cash proceeds equal to the par value of the notes. The Company has entered into a Guaranteed Purchase Agreement with Union Bank whereby the Company must purchase these notes back from Union Bank at par upon the request of Union Bank. As of December 31, 2010, $107.1 million of these securities were outstanding and subject to the participation agreement and are included in “bonds and notes payable” on the Company’s consolidated balance sheet.

Other Borrowings

On October 13, 2006, the Company purchased a building in which its corporate headquarters is located. In connection with the acquisition of the building, the Company assumed the outstanding note on the property. As of December 31, 2010 and 2009, the outstanding balance on the note was $4.8 million and $4.9 million, respectively.

As of both December 31, 2010 and 2009, bonds and notes payable includes $10.0 million of notes due to a third party.  The Company used the proceeds from these notes to invest in non-federally insured student loan assets via a participation agreement.

As of December 31, 2010 and 2009, bonds and notes payable includes a line of credit with a balance of $11.9 million and $15.1 million, respectively. The Company used the proceeds from the line of credit to purchase federally insured student loans.

One of the Company’s education lending subsidiaries has irrevocably escrowed funds to make the remaining principal and interest payments on previously issued bonds and notes. Accordingly, neither these obligations nor the escrowed funds are included on the accompanying consolidated balance sheets. As of December 31, 2010 and 2009, $107.1 million and $34.3 million, respectively, of defeased debt remained outstanding.

Debt Covenants

Certain bond resolutions contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. Management believes the Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2010.

Maturity Schedule

Bonds and notes outstanding as of December 31, 2010 are due in varying amounts as shown below.

2011	$175,619
2012	450,000
2013	108,380
2014	2,790,564
2015	278,536
2016 and thereafter	20,869,373
$24,672,472

Generally, the Company’s secured financing instruments bearing interest at variable rates can be redeemed on any interest payment date at par plus accrued interest. Subject to certain provisions, all bonds and notes are subject to redemption prior to maturity at the option of certain education lending subsidiaries.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Debt Repurchases

During 2010 and 2009, the Company repurchased outstanding debt as summarized in note 5, “Gain (loss) on Sale of Loans and Debt Repurchases, net.”

5.	Gain (loss) on Sale of Loans and Debt Repurchases, net

“Gain (loss) on sale of loans and debt repurchases, net” in the accompanying consolidated statements of income is composed of the following items:

	Year ended December 31,
	2010	2009	2008

Gain (loss) on sale of loans, net (a)	$33,748	35,148	(51,414)

Gain from debt repurchases (b)	44,883	41,683	—

	$78,631	76,831	(51,414)

(a)	The activity included in “Gain (loss) on sale of loans, net” is detailed below:

	Year ended December 31,
	2010	2009	2008

Department's Purchase Program (1)	$33,748	36,596	—
Private loan participations	—	(695)	—
FFELP loan sales to related party (2)	—	(753)	(3,860)
FFELP loan sales to third parties (3)	—	—	(47,554)

Gain (loss) on sale of loans, net	$33,748	35,148	(51,414)

(1)
During each of 2010 and 2009, the Company sold $2.1 billion (par value) of student loans to the Department under the Department’s Loan Purchase Commitment Program. See note 4, “Bonds and Notes Payable – Secured Financing Transactions – Department of Education’s Loan Participation and Purchase Commitment Programs,” for a description of this program.

(2)
During 2009 and 2008, the Company sold $76.4 million (par value) and $535.4 million (par value), respectively, of federally insured student loans to Union Bank in order to reduce the Company’s exposure related to certain equity support provisions included in the Company’s warehouse facility for FFELP loans. See note 20, “Related Parties,” for additional information.

(3)
As a result of the disruptions in the debt and secondary markets, the Company sold $1.3 billion (par value) of federally insured student loans in 2008 in order to reduce the amount of student loans remaining under the Company’s warehouse facility for FFELP loans, which reduced the Company’s exposure related to certain equity support provisions included in this facility.

(b)	The activity included in “Gain from debt repurchases” is detailed below

	Year ended ended December 31, 2010			Year ended ended December 31, 2009
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain

Unsecured debt - Senior Notes due 2010	$—	—	—	208,284	196,529	11,755
Unsecured debt - Junior Subordinated Hybrid Securities	34,995	30,073	4,922	1,750	350	1,400
Asset-backed securities	690,750	650,789	39,961	348,155	319,627	28,528
	$725,745	680,862	44,883	558,189	516,506	41,683

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

6.	Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risks managed by using derivative instruments are interest rate risk and foreign currency exchange risk.

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates. Because the Company generates a significant portion of its earnings from its student loan spread, the interest rate sensitivity of the balance sheet is a key profitability driver.  The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities together with the Company’s assessment of current and future market conditions. Based on those factors, the Company uses derivative instruments as part of its overall risk management strategy.

Basis Swaps

The Company funds the majority of its student loan assets with three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed to commercial paper and treasury bill rates. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets results in basis risk. The Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its assets, which generally occurs daily. In a declining interest rate environment, this may cause the Company’s student loan spread to compress, while in a rising rate environment, it may cause the spread to increase.  As of December 31, 2010, the Company had $22.8 billion and $1.0 billion of FFELP loans indexed to the three-month financial commercial paper rate and the three-month treasury bill rate, respectively, both of which reset daily, and $19.8 billion of debt indexed to three-month LIBOR, which resets quarterly.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the Company’s basis swaps outstanding:

	As of December 31, 2010
	Notional Amounts
Maturity	1/3 Basis Swaps	T-Bill/LIBOR Basis Swaps

2011	$—	225,000
2021	250,000	—
2023	1,250,000	—
2024	250,000	—
2028	100,000	—
2039 (a)	150,000	—
2040 (b)	200,000	—

	$2,200,000	225,000

(a)	This derivative has a forward effective start date in 2015.

(b)	This derivative has a forward effective start date in 2020.

	As of December 31, 2009
	Notional Amounts
Maturity	1/3 Basis Swaps	T-Bill/LIBOR Basis Swaps

2010	$1,000,000	—
2011	—	225,000
2013	500,000	—
2014	500,000	—
2018	1,300,000	—
2019	500,000	—
2021	250,000	—
2023	1,250,000	—
2024	250,000	—
2028	100,000	—
2039	150,000	—

	$5,800,000	225,000

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

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

As of December 31, 2010 and 2009, the Company had $8.5 billion and $10.3 billion, respectively, of student loan assets that were earning fixed rate floor income. The following tables summarize the outstanding derivative instruments used by the Company to economically hedge these loans.

	As of December 31, 2010
		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2011	$4,300,000	0.53%
2012	3,950,000	0.67
2013	650,000	1.07
2015	100,000	2.26
2020	50,000	3.23
	$9,050,000	0.66%

	As of December 31, 2009
		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2010	$4,750,000	0.54%
2011	150,000	1.03
	$4,900,000	0.55%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Interest rate swaps – unsecured debt hedges

On September 27, 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities. As of December 31, 2010, $163.3 million was outstanding under this facility. The interest rate on the Hybrid Securities from the date they were issued through September 28, 2011 is 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the interest rate on the Hybrid Securities will be equal to three-month LIBOR plus 3.375%, payable quarterly. The Company has entered into the following derivatives to effectively convert the future variable interest rate on a portion of the Hybrid Securities to a fixed rate.

		Weighted
		average fixed
Derivatives	Notional	rate paid by
outstanding as of:	Amount (a)	the Company (b)

December 31, 2010	$100,000	4.27%

December 31, 2009	$25,000	4.24%

(a)
The effective start date on $75 million (notional amount) of the derivatives outstanding as of December 31, 2010 is March 2012 with a maturity date of September 29, 2036. $25 million (notional amount) of the derivatives outstanding as of December 31, 2010 are cancelable effective September 29, 2011 at the Company’s discretion. If this one time option to cancel is not exercised by the Company, the maturity date will be September 29, 2036.

(b)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Foreign Currency Exchange Risk

During 2006, the Company completed separate debt offerings of student loan asset-backed securities that included €420.5 million and €352.7 million Euro Notes with interest rates based on a spread to the EURIBOR index. As a result of these transactions, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The principal and accrued interest on these notes is re-measured at each reporting period and recorded on the Company’s balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” in the Company’s consolidated statements of income.

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

	Year ended December 31,
	2010	2009	2008

Re-measurement of Euro Notes	$80,721	(37,654)	52,886
Change in fair value of cross currency interest rate swaps	(74,899)	2,497	(24,436)

Total impact to statements of income - income (expense)	$5,822	(35,157)	28,450

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

Any proceeds received or payments made by the Company to terminate a derivative in advance of its expiration date, or to amend the terms of an existing derivative, are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of income and are accounted for as a change in fair value on such derivative. During the years ended December 31, 2010, 2009, and 2008, the Company terminated and/or amended certain derivatives for net proceeds of $12.0 million in 2010, net payments of $11.2 million in 2009, and net proceeds of $4.0 million in 2008, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the fair value of the Company’s derivatives not designated as hedging:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of December 31, 2010	As of December 31, 2009	As of December 31, 2010	As of December 31, 2009

Average/discrete basis swaps	$—	—	—	—
1/3 basis swaps	10,489	17,768	44	—
T-Bill/LIBOR basis swaps	—	—	201	259
Interest rate swaps - floor income hedges	10,569	4,497	15,372	2,230
Interest rate swaps - hybrid debt hedges	1,132	1,817	470	—
Cross-currency interest rate swaps	94,918	169,817	—	—
Other	1,238	—	2	—

Total	$118,346	193,899	16,089	2,489

The following table summarizes the effect of derivative instruments in the consolidated statements of income. All gains and losses recognized in income related to the Company’s derivative activity are included in “derivative market value, foreign currency, and put option adjustments and derivative settlements, net” on the consolidated statements of income.

	Year ended December 31,
Derivatives not designated as hedging	2010	2009	2008
Settlements:
Average/discrete basis swaps	$140	11,483	44,343
1/3 basis swaps	1,194	21,231	1,805
T-Bill/LIBOR basis swaps	(47)	—	—
Interest rate swaps - floor income hedges	(19,618)	(2,020)	(15,036)
Interest rate swaps - hybrid debt hedges	(495)	—	—
Cross-currency interest rate swaps	5,109	8,631	23,941
Other	(547)	(39)	604
Total settlements - (expense) income	(14,264)	39,286	55,657

Change in fair value:
Average/discrete basis swaps	406	(13,647)	(19,190)
1/3 basis swaps	6,133	12,587	8,220
T-Bill/LIBOR basis swaps	(101)	(101)	—
Interest rate swaps - floor income hedges	(8,992)	2,267	(4,346)
Interest rate swaps - hybrid debt hedges	(301)	1,817	—
Cross-currency interest rate swaps	(74,899)	2,497	(24,436)
Other	620	1,432	1,176
Total change in fair value - (expense) income	(77,134)	6,852	(38,576)

Re-measurement of Euro Notes (foreign currency
transaction adjustment) - (expense) income	80,721	(37,654)	52,886

Change in fair value of put options issued
in business acquisitions (a)	—	—	(3,483)

Derivative market value, foreign currency, and put option
adjustments and derivative settlements, net - (expense) income	$(10,677)	8,484	66,484

(a)	In 2008, the Company settled all of its obligations related to these put options.

Derivative Instruments - Credit and Market Risk

By using derivative instruments, the Company is exposed to credit and market risk.

When the fair value of a derivative instrument is negative (a liability on the Company’s balance sheet), the Company would owe the counterparty if the derivative was settled and, therefore, has no immediate credit risk.  Additionally, if the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company posts collateral is dependent upon the Company’s unsecured credit rating.  If the Company’s credit ratings are downgraded from current levels or if interest and foreign currency exchange rates move materially, the Company could be required to deposit a significant amount of collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company’s liquidity and capital resources. As of December 31, 2010 and 2009, the Company had $11.1 million and $4.2 million, respectively, posted as collateral to derivative counterparties, which is included in “restricted cash and investments” in the Company’s consolidated balance sheet. The Company does not use the collateral to offset fair value amounts recognized in the financial statements for derivative instruments.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

When the fair value of a derivative contract is positive (an asset on the Company’s balance sheet), this generally indicates that the counterparty would owe the Company if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by the Company. If the Company was unable to collect from a counterparty, it would have a loss equal to the amount the derivative is recorded on the consolidated balance sheet. As of December 31, 2010 and 2009, the trustee on the Company’s asset-backed securities transactions held $182.8 million and $329.9 million, respectively, of collateral from the counterparty on the cross-currency interest rate swaps. The Company considers counterparties’ credit risk when determining the fair value of derivative positions on its exposure net of collateral. However, the Company does not use the collateral to offset fair value amounts recognized in the financial statements for derivative instruments.

The Company attempts to manage market and credit risks associated with interest and foreign currency exchange rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s risk committee. As of December 31, 2010, all of the Company’s derivative counterparties had investment grade credit ratings. The Company also has a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

7.	Intangible Assets and Goodwill

Intangible assets consist of the following:

	Weighted
	average
	remaining
	useful life as of
	December 31,	As of December 31,
	2010 (months)	2010	2009

Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $51,200
and $38,785, respectively)	72	$28,576	40,991
Computer software (net of accumulated amortization of $11,149
and $8,915, respectively)	25	5,499	87
Trade names (net of accumulated amortization of $11,916
and $9,101, respectively)	24	4,637	7,452
Covenants not to compete (net of accumulated amortization of $23,601
and $20,372, respectively)	—	—	3,229
Database and content (net of accumulated amortization of $9,480
and $7,701, repectively)	—	—	1,779
Total - amortizable intangible assets	59	$38,712	53,538

The Company recorded amortization expense on its intangible assets of $22.7 million, $22.2 million, and $26.2 million, during the years ended December 31, 2010, 2009, and 2008, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of December 31, 2010, the Company estimates it will record amortization expense as follows:

2011	$15,784
2012	15,269
2013	2,024
2014	1,298
2015	925
2016 and thereafter	3,412
$38,712

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

During 2010, the Company purchased certain assets of a software company that constituted a business combination.  The initial consideration paid by the Company was $3.0 million in cash.  In addition to the initial purchase price, additional payments are to be made by the Company based on certain operating results as defined in the purchase agreement.  These contingent payments are payable in three annual installments beginning in March 2011 and as of December 31, 2010 are estimated by the Company to be a total of $4.8 million. The estimated contingency payments are included in “other liabilities” on the consolidated balance sheet. The contingent payments will be remeasured to fair value each reporting date until the contingency is resolved, with all changes in fair value being recognized in earnings. Substantially all of the $8.0 million purchase price was allocated to a computer software intangible asset that will be amortized over three years. There was no excess purchase price over net assets acquired (goodwill) recognized as a result of this acquisition.

The change in the carrying amount of goodwill by operating segment was as follows:

		Tuition
	Student Loan	Payment		Asset
	and	Processing		Generation
	Guaranty	and Campus	Enrollment	and
	Servicing	Commerce	Services	Management	Total
Balance as of December 31, 2008	$8,596	58,086	66,613	41,883	175,178
Impairment charge	—	—	(31,461)	—	(31,461)
Balance as of December 31, 2009	8,596	58,086	35,152	41,883	143,717
Impairment charge	—	—	(26,599)	—	(26,599)
Balance as of December 31, 2010	$8,596	58,086	8,553	41,883	117,118

As further disclosed in note 14, “Restructuring Charges,” as a result of the disruptions in the credit markets and the student loan business model modifications the Company implemented due to the disruptions, the Company recorded an impairment charge of $18.8 million during the first quarter of 2008. This charge is included in “impairment expense” in the Company’s consolidated statements of income. Information related to the impairment charge follows:

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

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

On March 30, 2010, President Obama signed into law the Reconciliation Act of 2010.  Effective July 1, 2010, this law prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Direct Loan Program.  This legislation does not alter or affect the terms and conditions of existing FFELP loans.

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

The income approach measures the value of each reporting unit based on the present value of the reporting unit’s future economic benefit determined based on discounted cash flows derived from the Company’s projections for each reporting unit.  These projections reflect the estimated future strategic operating and financial performance of each respective reporting unit, including assumptions related to applicable cost savings and planned dispositions or wind down activities.  In conjunction with the Company’s November 30, 2009 impairment assessment, cash flow projections were made for each reporting unit as if the Administration’s budget proposal and SAFRA Legislation were enacted.  Accordingly, cash flow projections for each reporting unit assumed no new FFELP loan originations beyond June 30, 2010.  As such, management determined that passage of the Reconciliation Act of 2010 did not decrease the fair value of any reporting unit from the fair value assessment as of November 30, 2009 and management did not perform an impairment assessment during any reporting period between November 30, 2009 and the next annual impairment test as of November 30, 2010 as a result of the passage of, and subsequent impact related to, the Reconciliation Act of 2010.

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

As a result of the 2010 annual goodwill impairment test, the Company recorded impairment charges at two reporting units included in the Enrollment Services operating segment.  These charges consisted of $23.9 million related to its interactive marketing business and $2.7 million related to its list marketing business.  These charges are included in “impairment expense” in the Company’s consolidated statements of income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Recent legislation and related public scrutiny has negatively affected current and projected enrollments at for-profit schools.  These factors may impact future revenue, operating margins, and cash flows related to the Company’s interactive marketing business. In addition, the Company’s list marketing business continues to be negatively affected by the economic recession and deterioration of the direct-to-consumer market.

With the exception of the two reporting units discussed previously, as of November 30, 2010, the fair value of each of the Company’s reporting units exceeded the carrying value of the net assets assigned to that unit and the Company was not required to perform further testing for impairment.

8.	Investments

Included in investments on the consolidated balance sheet at December 31, 2010 are debt and equity securities that are bought and held principally for the purpose of selling them in the near term. These investments are classified as trading securities and reported at fair value.  As of December 31, 2010, the Company had an unrealized loss of approximately $50,000 related to its trading securities.

9.	Restricted Investments

The Company’s restricted investments, included in “restricted cash and investments” in the attached consolidated balance sheets, by contractual maturity are shown below.

	As of December 31,
	2010	2009
Over 1 year through 5 years	$—	48,090
After 5 years through 10 years	3,281	7,620
After 10 years	211,728	251,252
	$215,009	306,962

10.	Property and Equipment

Property and equipment consisted of the following:

		As of December 31,
	Useful life	2010	2009
Computer equipment and software	1-5 years	$78,929	80,501
Office furniture and equipment	3-7 years	10,481	13,049
Leasehold improvements	1-15 years	8,037	11,792
Transportation equipment	3-10 years	3,766	3,771
Buildings	5-39 years	8,490	8,320
Land	—	700	700
		110,403	118,133
Accumulated depreciation		79,830	91,527
		$30,573	26,606

Depreciation expense for the years ended December 31, 2010, 2009, and 2008 related to property and equipment was $8.9 million, $13.4 million, and $17.4 million, respectively.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Dividends

In the first quarter of 2007, the Company began paying dividends of $0.07 per share on the Company’s Class A and Class B common stock, which were paid quarterly through the first quarter of 2008.  On May 21, 2008, the Company announced that it was temporarily suspending its quarterly dividend program.  On November 5, 2009, the Company’s Board of Directors voted to reinstate the quarterly dividend program effective for the fourth quarter 2009.  Accordingly, during 2010, a dividend of $0.07 per share on the Company’s Class A and Class B common stock was paid on March 15, 2010, June 15, 2010, and September 15, 2010 to all holders of record as of March 1, 2010, June 1, 2010, and September 1, 2010, respectively.

The Nelnet Board of Directors declared a fourth-quarter cash dividend on its outstanding shares of Class A common stock and Class B common stock of $0.49 per share.  The dividend consisted of a quarterly dividend of $0.07 per share, and an additional $0.42 per share representing $0.07 per share for each of the six quarters in 2008 and 2009 during which the Company had suspended dividend payments to preserve capital during a volatile period in the market. The dividend was paid on December 15, 2010 to shareholders of record as of December 1, 2010.

Put Option Settlement

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

Stock Repurchases

The Company has a stock repurchase program that expires on May 24, 2012 in which it can repurchase shares of the Company’s Class A common stock on the open market, through private transactions, or otherwise. Shares repurchased by the Company during 2010, 2009, and 2008 are shown in the table below.

		Purchase	Average price of
	Total shares	price	shares repurchased
	repurchased	(in thousands)	(per share)

Year ended December 31, 2010	1,866,332	$39,805	$21.33

Year ended December 31, 2009	38,429	430	11.16

Year ended December 31, 2008	388,204	11,137	28.69

As of December 31, 2010, 3.0 million shares may still be purchased under the Company’s stock repurchase program.

12.	Earnings per Common Share

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

A reconciliation of weighted average shares outstanding follows:

	Year ended December 31,
	2010	2009	2008
Net income attributable to Nelnet, Inc.	$189,034	139,125	28,662
Less earnings allocated to unvested restricted stockholders	1,218	889	210
Net income available to common stockholders	$187,816	138,236	28,452
Weighted average common shares outstanding - basic	49,127,934	49,484,816	49,099,967
Dilutive effect of the assumed vesting of restricted stock awards	198,752	200,327	224,311
Weighted average common shares outstanding - diluted	49,326,686	49,685,143	49,324,278
Basic earnings per common share	$3.82	2.79	0.58
Diluted earnings per common share	$3.81	2.78	0.58

Included in the Company’s weighted average shares outstanding during the years ended December 31, 2010, 2009, and 2008 is 101,253 shares, 96,622 shares, and 54,573 shares, respectively, of restricted stock units issued to certain associates of the Company and “phantom” shares that will be issued to nonemployee directors upon their termination from the board of directors under the Company’s nonemployee directors’ compensation plan (see note 19, “Stock Based Compensation Plans – Non-employee Directors Compensation Plan.”

13.	Income Taxes

The Company is subject to income taxes in the United States and Canada.  Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes.  During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.

As required by the Income Taxes Topic of the FASB Accounting Standards Codification, the Company recognizes in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

As of December 31, 2010, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $10.5 million which is included in “other liabilities” on the consolidated balance sheet.  Of this total, $7.9 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.  The Company currently anticipates uncertain tax positions will decrease by $2.5 million prior to December 31, 2011 as a result of a lapse of applicable statute of limitations, settlements, correspondence with examining authorities, and recognition or measurement considerations with federal and state jurisdictions; however, actual developments in this area could differ from those currently expected.  Of the $2.5 million anticipated decrease, $1.8 million, if recognized, would affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

	Year ended December 31,
	2010	2009
Gross balance - beginning of year	$8,629	8,275
Additions based on tax positions of prior years	401	1,082
Additions based on tax positions related to the current year	2,383	3,159
Settlements with taxing authorities	—	—
Reductions for tax positions of prior years	(750)	(3,779)
Reductions based on tax positions related to the current year	—	—
Reductions due to lapse of applicable statute of limitations	(117)	(108)
Gross balance - end of year	$10,546	8,629

All of the reductions due to the lapse of statute of limitations and for prior year tax positions shown above impacted the effective tax rate.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of December 31, 2010 and 2009, $1.7 million and $1.2 million in accrued interest and penalties, respectively, were included in “other liabilities” on the consolidated balance sheets. The Company recognized interest expense related to uncertain tax positions of approximately $293,000 and $72,000 for the years ended December 31, 2010 and 2008 and interest income of approximately $575,000 for the year ended December 31, 2009.  Penalties were accrued in the amounts of approximately $214,000 and $235,000 in 2010 and 2009, respectively.  No penalties were accrued in 2008. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.

The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. As the Company effectively settled with the Internal Revenue Service for tax years 2005 and 2006, it is no longer subject to U.S. federal income tax examinations for years prior to 2007. The Company is no longer subject to U.S. state/local income tax examinations by tax authorities prior to 2004. As of December 31, 2010, the tax years subject to examination by a significant jurisdiction are as follows:

California	2004 through 2006
Utah	2007 through 2009

The provision for income taxes from continuing operations consists of the following components:

	Year ended December 31,
	2010	2009	2008
Current:
Federal	$102,162	88,413	25,073
State	6,827	7,194	2,270
Foreign	158	23	21
Total current provision	109,147	95,630	27,364

Deferred:
Federal	272	(15,947)	(7,256)
State	4,009	(3,111)	(2,217)
Foreign	(8)	1	5
Total deferred provision (benefit)	4,273	(19,057)	(9,468)

Provision for income tax expense	$113,420	76,573	17,896

The differences between the income tax provision from continuing operations computed at the statutory federal corporate tax rate and the financial statement provision for income taxes are shown below:

	Year ended December 31,
	2010	2009	2008
Tax expense at federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	2.2	1.9	0.9
Resolution of uncertain federal and state tax matters	0.4	—	(0.9)
Tax credits	(0.2)	(0.4)	(1.9)
Put option on common stock	—	—	4.2
Valuation allowance	0.1	(0.6)	0.8
Other, net	—	(0.4)	1.9
Effective tax rate	37.5%	35.5%	40.0%

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company’s net deferred income tax liability, which is included in “other liabilities” on the consolidated balance sheets, consists of the following components:

	As of December 31,
	2010	2009
Deferred tax assets:
Student loans	$21,413	23,940
Intangible assets	20,578	8,771
Accrued expenses	4,981	5,677
Net operating loss carryforwards	2,081	849
Stock compensation	899	863
Deferred revenue	734	441
Foreign tax credit	721	1,041
Bond issuance costs	667	740
Depreciation	—	1,073
Other	55	—
Total gross deferred tax assets	52,129	43,395
Less valuation allowance	(1,161)	(763)
Deferred tax assets	50,968	42,632
Deferred tax liabilities:
Loan origination services	36,878	47,816
Debt repurchases	33,391	15,225
Basis in certain derivative contracts	10,644	8,313
Depreciation	2,215	—
Prepaid expenses	53	204
Other	—	158
Deferred tax liabilities	83,181	71,716
Net deferred income tax liability	$32,213	29,084

The Company has performed an evaluation of the recoverability of deferred tax assets. In assessing the realizability of the Company’s deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected taxable income, carry back opportunities, and tax planning strategies in making the assessment of the amount of the valuation allowance. With the exception of a portion of the Company’s state net operating loss and foreign tax credit carry forwards, it is management’s opinion that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance. The amount of deferred tax assets considered realizable; however, could be reduced in the near terms if estimates of future taxable income during the carry forward period are reduced. As of December 31, 2010, various subsidiaries have state net operating loss carry forwards of $11.0 million expiring at various times through 2028 and foreign tax credit carry forwards of $0.7 million expiring in 2018. A valuation allowance has been established at December 31, 2010 and 2009 to reduce deferred income tax assets to amounts expected to be realized.

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $1.2 million and $0.8 million, respectively.  The net change in the valuation allowance for the year ended December 31, 2010 was an increase of $0.4 million, which affected the Company’s effective tax rate.  Certain events occurred during the year which, in the judgment of management, changed the level of the Company’s state net operating loss carry forwards expected to be realized.

During 2010, the Company recorded a $55.0 million pre-tax charge related to a legal settlement.  See Note 16, “Legal Proceedings – Oberg Settlement.”  The Company expects that the IRS will review the settlement agreement as part of its normal procedures for settlements with government agencies, to determine if the payments are deductible as ordinary and necessary business expenses.  While the Company believes that the payments are fully deductible under applicable tax law, the IRS may not agree with that position.

As of December 31, 2010 and 2009, current income tax payable of $2.6 million and current income tax receivable of $0.6 million are included in “other liabilities” and “other assets”, respectively, on the consolidated balance sheets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

14.	Restructuring Charges

Restructuring Charge – Capital Markets Impact (2008 Restructuring Plan)

On January 23, 2008, the Company announced a plan to reduce operating expenses related to its student loan origination and related businesses as a result of ongoing disruptions in the credit markets. Management developed a restructuring plan related to its asset generation and supporting businesses which reduced marketing, sales, service, and related support costs through a reduction in workforce of approximately 300 positions and realignment of certain operating facilities. Implementation of the plan began immediately and was completed during the second quarter of 2008. As a result of these strategic decisions, the Company recorded a restructuring charge of $26.1 million in 2008. The majority of the restructuring charge and related activity impacted the Company’s Student Loan and Guarantee Servicing and Asset Generation and Management operating segments. See Note 15, “Segment Reporting,” which identifies the income statement impact of this restructuring for each operating segment.

Restructuring Charge – Legislative Impact (2009 Restructuring Plan)

On May 8, 2009, as a result of the continued challenges in the economy and legislative changes in the student loan industry, the Company adopted a plan to further streamline its operations by continuing to reduce its geographic footprint and consolidate servicing operations and related support services.

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

The total charge to earnings associated with this restructuring plan was $11.7 million, of which $7.3 million and $4.4 million was recognized in 2009 and 2010, respectively. The majority of this restructuring charge and related activity impacted the Company’s Student Loan and Guarantee operating segment. See note 15, “Segment Reporting,” which identifies the income statement impact of this restructuring for each operating segment.

Selected information related to the restructuring charges follows:

	2009 Restructuring Plan		2008 Restructuring Plan				2007 Restructuring Plan (a)
	Employee		Employee				Employee
	termination	Lease	termination	Lease	Write-down		termination	Lease
	benefits	terminations	benefits	terminations	of assets		benefits	terminations	Total

Restructuring accrual as of December 31, 2007	$—	—	—	—	—		1,193	3,682	4,875

Restructuring costs recognized in 2008	—	—	5,865	1,398	18,834		—	—	26,097

Write-down of assets to net realizable value	—	—	—	—	(18,834)	(b)	—	—	(18,834)

Adjustment from initial estimate of charges	—	—	—	—	—		(196)	—	(196)

Cash payments	—	—	(5,865)	(809)	—		(997)	(791)	(8,462)

Restructuring accrual as of December 31, 2008	—	—	—	589	—		—	2,891	3,480

Restructuring costs recognized in 2009	4,247	3,031	—	—	—		—	—	7,278

Adjustment from initial estimate of charges	—	—	—	12	—		—	692	704

Cash payments	(898)	(605)	—	(250)	—		—	(650)	(2,403)

Restructuring accrual as of December 31, 2009	3,349	2,426	—	351	—		—	2,933	9,059

Restructuring costs recognized in 2010	1,069	3,360	—	—	—		—	—	4,429

Adjustment from initial estimate of charges	—	—	—	(48)	—		—	1,639	1,591

Cash payments	(3,380)	(2,332)	—	(80)	—		—	(1,207)	(6,999)

Restructuring accrual as of December 31, 2010	$1,038	3,454	—	223	—		—	3,365	8,080

(a)
During 2007, the Company initiated a restructuring plan to modify its student loan business model in advance of the enactment of the College Cost Reduction Act, which impacted the FFEL Program. This restructuring plan was completed as of December 31, 2007.

(b)	Costs related to the write-down of assets are included in “impairment expense” in the consolidated statements of income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The restructuring accrual as of December 31, 2010 and 2009 is included in “other liabilities” on the consolidated balance sheets.

15.	Segment Reporting

The Company earns fee-based revenue through its Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, and Enrollment Services operating segments. In addition, the Company earns net interest income on its student loan portfolio through its Asset Generation and Management operating segment. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. During 2010, internal reporting to executive management (the “chief operating decision maker”) changed to reflect operational changes made within the organization. The operations of various segments changed in 2010 in order for the Company to capitalize on external servicing opportunities while obtaining maximum operating leverage. The change in operating results reviewed by management changed the operating segments historically reported by the Company.  The operational and internal reporting changes included moving the majority of software and information technology products and services and related expenses to the Student Loan and Guaranty Servicing operating segment.  The internal and external revenue and expenses related to these products and services were historically included within Corporate Activities and the former Software and Technical Services operating segment.  The Software and Technical Services operating segment no longer meets the definition of an operating segment as described in the Segment Reporting Topic of the FASB Accounting Standards Codification. Prior period segment operating results were restated to conform to the current period presentation.

The accounting policies of the Company’s operating segments are the same as those described in the summary of significant accounting policies.  Intersegment revenues are charged by a segment to another segment that provides the product or service.  Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management.  Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information. In 2010, the Company began allocating certain corporate overhead expenses to the individual operating segments.  These expenses include certain corporate activities related to executive management, human resources, accounting, legal, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services. These allocations were not made in 2009 and 2008, and thus are not reflected in the 2009 and 2008 segment operating results.

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

Fee-Based Operating Segments

Student Loan and Guaranty Servicing

The following are the primary service offerings the Company offers as part of its Student Loan and Guaranty Servicing segment:

•	Originating and servicing FFELP loans
•	Originating and servicing non-federally insured student loans
•	Servicing federally-owned student loans for the Department of Education
•	Servicing and outsourcing services for guaranty agencies
•	Student loan servicing software and other information technology products and services

The Student Loan and Guaranty Servicing operating segment provides for the servicing of the Company’s student loan portfolios and the portfolios of third parties. The loan servicing activities include loan origination activities, loan conversion activities, application processing, borrower updates, payment processing, due diligence procedures, and claim processing. These activities are performed internally for the Company’s portfolio in addition to generating external fee revenue when performed for third party clients.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

In June 2009, the Department of Education named the Company as one of four private sector companies awarded a servicing contract to service federally-owned student loans. In September 2009, the Company began servicing loans under this contract. The contract spans five years, with one five-year renewal at the option of the Department.

This operating segment also provides servicing activities for guarantee agencies. These activities include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services.

This operating segment also develops student loan servicing software, which is used internally by the Company and also licensed to third party student loan holders and servicers. In addition, this operating segment provides information technology products and services, with core areas of business in educational loan software solutions, business intelligence, technical consulting services, and Enterprise content management solutions.

Tuition Payment Processing and Campus Commerce

The Company’s Tuition Payment Processing and Campus Commerce operating segment provides products and services to help students and families manage the payment of education costs at all levels (K-12 and higher education).  It also provides innovative education-focused technologies, services, and support solutions to help schools with the everyday challenges of collecting and processing commerce data.

In the K-12 market the Company offers actively managed tuition payment plans as well as assistance with financial needs assessment, enrollment management, and donor management. The Company offers two principal products to the higher education market: actively managed tuition payment plans and campus commerce technologies and payment processing.

Enrollment Services

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students (interactive and list marketing services) and helping students plan and prepare for life after high school (publishing services and resource centers). Interactive marketing products and services include agency of record services, qualified inquiry generation, pay per click, and other marketing management, along with school operations consulting and call center solutions. The majority of interactive marketing revenue is derived from fees which are earned through the delivery of qualified inquiries or clicks provided to colleges and universities. List marketing services include providing lists to help higher education institutions and businesses reach the middle school, high school, college bound high school, college, and young adult market place. Publishing services include test preparation study guides, school directories and databases, and career exploration guides. Resource centers include online courses, scholarship search and selection data, career planning, and on-line information about colleges and universities.

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

As a result of recent legislation, the Company will no longer originate new FFELP loans. See note 1, “Description of Business – Asset Generation and Management Operating Segment,” for additional information.

Corporate Activity and Overhead

Corporate Activity and Overhead includes the following items:

•	Income earned on certain investment activities
•	Interest expense incurred on unsecured debt transactions
•	Other products and service offerings that are not considered operating segments

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Corporate Activities also includes certain corporate activities and overhead functions related to executive management, human resources, accounting, legal, occupancy, and marketing. Beginning in 2010, these costs were allocated to each operating segment based on estimated use of such activities and services.

The assets held at the corporate level are not identified with any of the operating segments. Accordingly, these assets are included in the reconciliation of segment assets to total consolidated assets. These assets consist primarily of cash, investments, and plant and equipment.

Segment Operating Results – “Base Net Income”

The following tables include the operating results of each of the Company’s operating segments. Management, including the chief operating decision maker, evaluates the Company on certain non-GAAP performance measures that the Company refers to as “base net income” for each operating segment. While “base net income” is not a substitute for reported results under GAAP, the Company relies on “base net income” to manage each operating segment because it believes this measure provides additional information regarding the operational and performance indicators that are most closely assessed by management.

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

Income Taxes

For the years ended December 31, 2010 and 2009, income taxes are applied based on 38% of income (loss) before taxes for each individual operating segment. The difference between the consolidated income tax expense and the sum of taxes calculated for each operating segment is included in income taxes in Corporate Activities. For the year ended December 31, 2008, income taxes for each individual operating segment are applied based on the consolidated effective tax rate.

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

In addition, during 2010, management changed its internal reporting related to intersegment revenue and expenses. These changes included reclassifying all “intersegment revenue” (with the exception of intersegment servicing revenue earned by the Student Loan and Guaranty Servicing segment from the Asset Generation and Management segment) to “intersegment expenses, net.” Other than intersegment servicing revenue, the intersegment activity is primarily the allocation of operating expenses to the appropriate segment.

The reclassifications described above had no effect on any of the segments’ net income or assets and liabilities. Prior period segment operating results were restated to conform to the current period presentation.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Segment Results and Reconciliations to GAAP

	Year ended December 31, 2010
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate	Eliminations
	and	and		Total	Generation	Activity	and		Adjustments	GAAP
	Guaranty	Campus	Enrollment	Fee-	and	and	Reclassifi-	Base net	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	cations	income	Results	Operations

Total interest income	$62	32	—	94	600,098	8,109	(4,370)	603,931	—	603,931
Interest expense		—	—	—	215,339	21,891	(4,370)	232,860	—	232,860
Net interest income (loss)	62	32	—	94	384,759	(13,782)	—	371,071	—	371,071

Less provision for loan losses	—	—	—	—	22,700	—	—	22,700	—	22,700
Net interest income (loss) after provision for loan losses	62	32	—	94	362,059	(13,782)	—	348,371	—	348,371

Other income (expense):
Loan and guaranty servicing revenue	139,890	—	—	139,890	—	(254)	—	139,636	—	139,636
Intersegment servicing revenue	85,342	—	—	85,342	—	—	(85,342)	—	—	—
Tuition payment processing and campus commerce revenue	—	59,824	—	59,824	—	—	—	59,824	—	59,824
Enrollment services revenue	—	—	139,897	139,897	—	—	—	139,897	—	139,897
Software services revenue	18,948	—	—	18,948	—	—	—	18,948	—	18,948
Other income	519	—	—	519	18,639	12,152	—	31,310	—	31,310
Gain (loss) on sale of loans and debt repurchases, net	—	—	—	—	73,709	4,922	—	78,631	—	78,631
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	3,587	3,587
Derivative settlements, net	—	—	—	—	(13,336)	(928)	—	(14,264)	—	(14,264)
Total other income (expense)	244,699	59,824	139,897	444,420	79,012	15,892	(85,342)	453,982	3,587	457,569

Operating expenses:
Salaries and benefits	95,293	27,180	24,827	147,300	4,524	15,849	(1,662)	166,011	—	166,011
Cost to provide enrollment services	—	—	91,647	91,647	—	—	—	91,647	—	91,647
Other expenses	71,280	10,864	44,639	126,783	12,752	83,549	—	223,084	22,744	245,828
Intersegment expenses, net	5,221	3,579	2,461	11,261	85,278	(12,859)	(83,680)	—	—	—
Total operating expenses	171,794	41,623	163,574	376,991	102,554	86,539	(85,342)	480,742	22,744	503,486

Income (loss) before income taxes and corporate overhead allocation	72,967	18,233	(23,677)	67,523	338,517	(84,429)	—	321,611	(19,157)	302,454
Corporate overhead allocation	(5,856)	(1,952)	(1,952)	(9,760)	(9,759)	19,519	—	—	—	—
Income (loss) before income taxes	67,111	16,281	(25,629)	57,763	328,758	(64,910)	—	321,611	(19,157)	302,454
Income tax (expense) benefit	(25,502)	(6,189)	9,740	(21,951)	(124,928)	26,179	—	(120,700)	7,280	(113,420)
Net income (loss)	$41,609	10,092	(15,889)	35,812	203,830	(38,731)	—	200,911	(11,877)	189,034

Additional information:
Net income (loss)	$41,609	10,092	(15,889)	35,812	203,830	(38,731)	—	200,911	(11,877)	189,034
Plus: Litigation settlement (a)	—	—	—	—	—	55,000	—	55,000	—	55,000
Plus: Restructure expense	6,040	—	—	6,040	—	(20)	—	6,020	—	6,020
Plus: Impairment expense	—	—	26,599	26,599	—	—	—	26,599	—	26,599
Less: Net tax effect	(2,295)	—	(10,108)	(12,403)	—	(20,892)	—	(33,295)	—	(33,295)

Net income (loss), excluding litigation settlement and restructure and impairment charges	$45,354	10,092	602	56,048	203,830	(4,643)	—	255,235	(11,877)	243,358

Total assets	$133,103	121,817	52,999	307,919	26,008,867	11,970	(434,864)	25,893,892	—	25,893,892

(a)	During 2010, the Company recorded a $55.0 million litigation settlement charge. See note 16, "Legal Proceedings - Oberg Litigation," for additional information related to this settlement.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2009
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate	Eliminations
	and	and		Total	Generation	Activity	and		Adjustments	GAAP
	Guaranty	Campus	Enrollment	Fee-	and	and	Reclassifi-	Base net	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	cations	income	Results	Operations

Total interest income	$112	62	—	174	609,143	5,391	(2,003)	612,705	7,502	620,207
Interest expense	—	—	—	—	357,930	28,935	(2,003)	384,862	—	384,862
Net interest income (loss)	112	62	—	174	251,213	(23,544)	—	227,843	7,502	235,345

Less provision for loan losses	—	—	—	—	29,000	—	—	29,000	—	29,000
Net interest income (loss) after provision for loan losses	112	62	—	174	222,213	(23,544)	—	198,843	7,502	206,345

Other income (expense):
Loan and guaranty servicing revenue	110,273	—	—	110,273	—	(1,526)	—	108,747	—	108,747
Intersegment servicing revenue	85,048	—	—	85,048	—	—	(85,048)	—	—	—
Tuition payment processing and campus commerce revenue	—	53,894	—	53,894	—	—	—	53,894	—	53,894
Enrollment services revenue	—	—	119,397	119,397	—	—	—	119,397	—	119,397
Software services revenue	21,164	—	—	21,164	—	—	—	21,164	—	21,164
Other income	644	—	—	644	17,169	8,656	—	26,469	—	26,469
Gain (loss) on sale of loans and debt repurchases, net	—	—	—	—	63,676	13,155	—	76,831	—	76,831
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	—	—	—	—	(30,802)	(30,802)
Derivative settlements, net	—	—	—	—	39,286	—	—	39,286	—	39,286
Total other income (expense)	217,129	53,894	119,397	390,420	120,131	20,285	(85,048)	445,788	(30,802)	414,986

Operating expenses:
Salaries and benefits	84,405	25,549	23,222	133,176	6,767	16,639	(5,456)	151,126	159	151,285
Cost to provide enrollment services	—	—	74,926	74,926	—	—	—	74,926	—	74,926
Other expenses	58,448	9,642	45,954	114,044	19,566	23,563	—	157,173	22,249	179,422
Intersegment expenses, net	4,299	2,563	1,566	8,428	81,335	(10,171)	(79,592)	—	—	—
Total operating expenses	147,152	37,754	145,668	330,574	107,668	30,031	(85,048)	383,225	22,408	405,633

Income (loss) before income taxes	70,089	16,202	(26,271)	60,020	234,676	(33,290)	—	261,406	(45,708)	215,698
Income tax (expense) benefit	(26,636)	(6,156)	9,984	(22,808)	(89,178)	19,186	—	(92,800)	16,227	(76,573)
Net income (loss)	$43,453	10,046	(16,287)	37,212	145,498	(14,104)	—	168,606	(29,481)	139,125

Additional information:
Net income (loss)	$43,453	10,046	(16,287)	37,212	145,498	(14,104)	—	168,606	(29,481)	139,125
Plus: Restructure expense	7,715	—	—	7,715	—	267	—	7,982	—	7,982
Plus: Impairment expense	—	—	32,728	32,728	—	—	—	32,728	—	32,728
Less: Net tax effect	(2,932)	—	(12,437)	(15,369)	—	917	—	(14,452)	—	(14,452)

Net income (loss), excluding restructure and impairment charges	$48,236	10,046	4,004	62,286	145,498	(12,920)	—	194,864	(29,481)	165,383

Total assets	$146,530	114,581	76,140	337,251	25,899,946	12,201	(372,971)	25,876,427	—	25,876,427

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2008
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate	Eliminations
	and	and		Total	Generation	Activity	and		Adjustments	GAAP
	Guaranty	Campus	Enrollment	Fee-	and	and	Reclassifi-	Base net	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	cations	income	Results	Operations

Total interest income	$1,401	1,689	17	3,107	1,164,329	6,810	(2,190)	1,172,056	42,325	1,214,381
Interest expense	—	—	—	—	986,556	42,123	(2,190)	1,026,489	—	1,026,489
Net interest income (loss)	1,401	1,689	17	3,107	177,773	(35,313)	—	145,567	42,325	187,892

Less provision for loan losses	—	—	—	—	25,000	—	—	25,000	—	25,000
Net interest income (loss) after provision for loan losses	1,401	1,689	17	3,107	152,773	(35,313)	—	120,567	42,325	162,892

Other income (expense):
Loan and guaranty servicing revenue	99,916	—	—	99,916	26	—	—	99,942	—	99,942
Intersegment servicing revenue	77,957	—	—	77,957	—	—	(77,957)	—	—	—
Tuition payment processing and campus commerce revenue	—	48,155	—	48,155	—	—	—	48,155	—	48,155
Enrollment services revenue	—	—	112,405	112,405	—	—	—	112,405	—	112,405
Software services revenue	24,078	—	37	24,115	—	—	—	24,115	—	24,115
Other income	51	—	—	51	17,401	5,323	—	22,775	—	22,775
Gain (loss) on sale of loans and debt repurchases, net	—	—	—	—	(53,035)	1,621	—	(51,414)	—	(51,414)
Derivative market value, foreign currency, and put option adjustments	—	—	—	—	466	—	—	466	10,361	10,827
Derivative settlements, net	—	—	—	—	65,622	—	—	65,622	(9,965)	55,657
Total other income (expense)	202,002	48,155	112,442	362,599	30,480	6,944	(77,957)	322,066	396	322,462

Operating expenses:
Salaries and benefits	69,401	23,290	24,379	117,070	8,316	54,910	(5,571)	174,725	2,999	177,724
Cost to provide enrollment services	—	—	64,965	64,965	—	—	—	64,965	—	64,965
Other expenses	42,719	9,879	11,506	64,104	46,875	62,090	(1,374)	171,695	26,230	197,925
Intersegment expenses, net	45,825	1,095	6,639	53,559	77,105	(59,652)	(71,012)	—	—	—
Total operating expenses	157,945	34,264	107,489	299,698	132,296	57,348	(77,957)	411,385	29,229	440,614

Income (loss) before income taxes	45,458	15,580	4,970	66,008	50,957	(85,717)	—	31,248	13,492	44,740
Income tax (expense) benefit	(15,342)	(5,175)	(1,730)	(22,247)	(18,356)	28,499	—	(12,104)	(5,792)	(17,896)
Net income (loss) from continuing operations	30,116	10,405	3,240	43,761	32,601	(57,218)	—	19,144	7,700	26,844
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—	1,818	1,818
Net income (loss)	$30,116	10,405	3,240	43,761	32,601	(57,218)	—	19,144	9,518	28,662

Additional information:
Net income (loss)	$30,116	10,405	3,240	43,761	32,601	(57,218)	—	19,144	9,518	28,662
Plus: Restructure expense	1,234	—	282	1,516	1,845	3,706	—	7,067	—	7,067
Plus: Impairment expense	5,074	—	—	5,074	9,351	4,409	—	18,834	—	18,834
Plus: Liquidity related charges (a)	—	—	—	—	66,560	(1,621)	—	64,939	—	64,939
Less: Net tax effect	(1,955)	—	(87)	(2,042)	(24,882)	(1,965)	—	(28,889)	—	(28,889)

Net income (loss), excluding restructure, impairment, and liquidity related charges	$34,469	10,405	3,435	48,309	85,475	(52,689)	—	81,095	9,518	90,613

Total assets	$259,630	128,657	120,961	509,248	27,724,122	106,965	(485,438)	27,854,897	—	27,854,897

(a)
During 2008, the Company incurred expenses of $13.5 million from fees paid related to liquidity contingency planning and incurred a loss of $51.4 million from selling a portfolio of student loans in order to reduce the amount of loans in the Company's FFELP warehouse facility to reduce exposure related to the facility's equity support provisions.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

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

	Student	Tuition
	Loan	Payment		Asset	Corporate
	and	Processing		Generation	Activity
	Guaranty	and Campus	Enrollment	and	and
	Servicing	Commerce	Services	Management	Overhead	Total

	Year ended December 31, 2010

Derivative market value, foreign currency, and put option adjustments (a)	$—	—	—	(3,046)	(541)	(3,587)
Amortization of intangible assets (b)	8,576	5,756	8,412	—	—	22,744
Compensation related to business combinations (c)	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives (d)	—	—	—	—	—	—
Income from discontinued operations, net of tax (e)	—	—	—	—	—	—
Net tax effect (f)	(3,259)	(2,189)	(3,199)	1,157	210	(7,280)

Total adjustments to GAAP	$5,317	3,567	5,213	(1,889)	(331)	11,877

	Year ended December 31, 2009

Derivative market value, foreign currency, and put option adjustments (a)	$—	—	—	34,569	(3,767)	30,802
Amortization of intangible assets (b)	4,848	7,440	9,961	—	—	22,249
Compensation related to business combinations (c)	—	—	—	—	159	159
Variable-rate floor income, net of settlements on derivatives (d)	—	—	—	(7,502)	—	(7,502)
Income from discontinued operations, net of tax (e)	—	—	—	—	—	—
Net tax effect (f)	(1,842)	(2,827)	(3,787)	(10,285)	2,514	(16,227)

Total adjustments to GAAP	$3,006	4,613	6,174	16,782	(1,094)	29,481

	Year ended December 31, 2008

Derivative market value, foreign currency, and put option adjustments (a)	$—	—	—	(13,844)	3,483	(10,361)
Amortization of intangible assets (b)	5,808	7,826	12,451	145	—	26,230
Compensation related to business combinations (c)	—	—	—	—	2,999	2,999
Variable-rate floor income, net of settlements on derivatives (d)	—	—	—	(32,360)	—	(32,360)
Income from discontinued operations, net of tax (e)	(1,818)	—	—	—	—	(1,818)
Net tax effect (f)	(1,944)	(2,615)	(4,185)	16,770	(2,234)	5,792

Total adjustments to GAAP	$2,046	5,211	8,266	(29,289)	4,248	(9,518)

(a)
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

(e)
Discontinued operations:  In May 2007, the Company sold EDULINX.  As a result of this transaction, the results of operations for EDULINX are reported as discontinued operations for all periods presented.  The Company presents “base net income” excluding discontinued operations since the operations and cash flows of EDULINX have been eliminated from the ongoing operations of the Company.

(f)
For 2010 and 2009, income taxes are applied based on 38% of income (loss) before income taxes for the individual operating segments.  For 2008, income taxes for each individual operating segment are applied based on the consolidated effective tax rate.

16.	Legal Proceedings

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

Oberg Litigation

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

The First Amended Complaint (the “Oberg Complaint”) alleges the defendant student loan lenders submitted false claims for payment to the Department of Education in order to obtain special allowance payments on certain student loans at a rate of 9.5%, which the Oberg Complaint alleges were in excess of amounts permitted by law.

The Oberg Complaint alleged that approximately $407 million in unlawful 9.5% special allowance payment claims were submitted by the Company,  and sought a judgment against the defendants in the amount of three times the amount of damages sustained by the government in connection with the alleged overbilling by the defendants for special allowance payments, as well as civil penalties.

During 2010, the Company entered into a settlement agreement to settle all claims associated with the Oberg Complaint. As a result of the settlement, the Company recorded a $55.0 million pre-tax charge during the third quarter of 2010. On November 3, 2010, the Company paid the $55.0 million settlement. The Company expects that the IRS will review the settlement agreement as part of its normal procedures for settlements with government agencies, to determine if the payments are deductible as ordinary and necessary business expenses. While the Company believes that the payments are fully deductible under applicable tax law, the IRS may not agree with that position.

The Company believed it had strong defenses to the Oberg Complaint, but entered into the settlement agreement in order to eliminate the uncertainty, distraction, and expense of a trial.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

17.	Commitments and Contingencies

Leases

The Company is committed under noncancelable operating leases for office and warehouse space and equipment. Total rental expense incurred by the Company for the years ended December 31, 2010, 2009, and 2008 was $9.3 million, $10.4 million, and $11.9 million, respectively. Minimum future rentals as of December 31, 2010, under noncancelable operating leases are shown below:

2011	$6,273
2012	5,813
2013	4,137
2014	1,669
2015	197
$18,089

Future rental commitments for leases in the table above have been reduced by minimum non-cancelable sublease rentals aggregating approximately $2.4 million as of December 31, 2010.

Contingent Consideration - infiNET Integrated Solutions, Inc. (“infiNET”)

In 2004, the Company purchased 50% of the stock of infiNET and, in 2006, purchased the remaining 50% of infiNET’s stock. infiNET provides software for customer-focused electronic transactions, information sharing, and electronic account and bill presentment for colleges and universities. Consideration for the purchase of the remaining 50% of the stock of infiNET included 95,380 restricted shares of the Company’s Class A common stock. Under the terms of the purchase agreement, the 95,380 shares of Class A common stock issued in the acquisition were subject to stock price guaranty provisions whereby if on or about February 28, 2011 the average market trading price of the Class A common stock was less than $104.8375 per share and had not exceeded that price for any 25 consecutive trading days during the 5-year period from the closing of the acquisition to February 28, 2011, then the Company must pay additional cash to the sellers of infiNET for each share of Class A common stock issued in an amount representing the difference between $104.8375 less the greater of $41.9335 or the gross sales price such seller obtained from a sale of the shares occurring subsequent to February 28, 2011 as defined in the agreement. On February 28, 2011, the Company paid $5.9 million in cash to satisfy this obligation which was recorded by the Company as a reduction to additional paid-in capital.

18.	Defined Contribution Benefit Plan

The Company has a 401(k) savings plan that cover substantially all of its employees. Employees may contribute up to 100% of their pre-tax salary, subject to IRS limitations. The Company matches up to 100 percent on the first 3 percent of contributions and 50 percent on the next 2 percent. The Company made contributions to the plan of $3.1 million, $3.2 million, and $3.5 million during the years ended December 31, 2010, 2009, and 2008, respectively. Union Bank, an entity under common control with the Company, serves as the trustee and administrator for the plan.

19.	Stock Based Compensation Plans

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes restricted stock activity:

	Years ended December 31,
	2010	2009	2008
Non-vested at beginning of year	320,461	329,173	443,928
Granted	96,327	72,471	72,875
Vested	(48,523)	(43,873)	(7,530)
Canceled	(57,146)	(37,310)	(180,100)
Non-vested at end of year	311,119	320,461	329,173

The fair value of restricted stock awards is determined on the grant date based on the Company’s stock price and is amortized to compensation cost over the related vesting periods. As of December 31, 2010, there was $3.1 million of unrecognized compensation cost included in “additional paid-in capital” on the consolidated balance sheet related to restricted stock, which is expected to be recognized as compensation expense as shown in the table below.

2011	$992
2012	678
2013	499
2014	362
2015	251
2016 and thereafter	297
$3,079

To date, the shares issued under this plan vest immediately or vest in either three or ten years. The Company pays dividends on non-vested stock. For the years ended December 31, 2010, 2009, and 2008, the Company recognized compensation expense of $1.5 million, $1.6 million, and $2.4 million, respectively, related to shares issued under the restricted stock plan.

Employee Share Purchase Plan

The Company has an employee share purchase plan pursuant to which employees are entitled to purchase common stock from payroll deductions at a 15% discount from market value. All employees, other than those whose customary employment is 20 hours or less per week, who have been employed for at least six months, or another period determined by the Company’s compensation committee not in excess of two years, are eligible to purchase Class A common stock under the plan. During the years ended December 31, 2010, 2009, and 2008, the Company recognized compensation expense of approximately $141,000, $216,000, and $186,000 respectively, in connection with issuing 31,729 shares, 52,311 shares, and 71,172 shares, respectively, under this plan.

Employee Stock Purchase Loan Plan

The Company has entered into loan agreements with employees pursuant to the Company’s Employee Stock Purchase Loan Plan (the “Loan Plan”). Loans under this plan mature ten years from grant date and bear interest equal to the three-month LIBOR rate plus 50 basis points. As of December 31, 2010 and 2009, the balance of the loans granted under the Loan Plan was $1.2 million and $1.4 million, respectively, and is reflected as a reduction to stockholders’ equity on the consolidated balance sheets. During 2010, the Company’s Board of Directors terminated the Loan Plan effective as of December 31, 2010 such that no future awards or loans will be made under the plan. Such termination does not affect loans outstanding.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

For the years ended December 31, 2010, 2009, and 2008, the Company recognized approximately $585,000, $575,000, and $494,000, respectively, of expense related to this plan. The following table provides the number of shares issued under this plan for the years ended December 31, 2010, 2009, and 2008.

	Shares issued - not deferred	Shared issued - deferred	Total
Year ended December 31, 2010	14,632	12,466	27,098
Year ended December 31, 2009	7,143	36,078	43,221
Year ended December 31, 2008	17,837	35,806	53,643

20.	Related Parties

Union Bank is controlled by Farmers & Merchants Investment Inc. (“F&M”) which owns a majority of Union Bank’s common stock and a minority share of Union Bank’s non-voting preferred stock.  Michael S. Dunlap, a significant shareholder, Chief Executive Officer, Chairman, and a member of the Board of Directors of the Company, owns or controls a significant portion of the stock of F&M, while Mr. Dunlap’s sister, Angela L. Muhleisen, also owns or controls a significant portion of F&M stock. Mr. Dunlap serves as a Director and Co-President of F&M.  Ms. Muhleisen serves as Director and Co-President of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank.  Union Bank is deemed to have beneficial ownership of various shares of the Company because it serves in a capacity of trustee and has sole voting and/or investment power.  Mr. Dunlap and Ms. Muhleisen beneficially own a significant percent of the voting rights of the Company’s outstanding common stock.

The Company has entered into certain contractual arrangements with Union Bank.  These transactions are summarized below.

Loan Sales and Purchases

During 2008 and 2009, the Company sold $535.4 million (par value) and $76.4 million (par value), respectively, of FFELP student loans (the “FFELP Loans”) to Union Bank.  The Company recognized a loss of $3.9 million and $0.8 million, respectively, on these loan sales which represented unamortized loan costs on these portfolios.  These loans were sold pursuant to an affiliate transaction exemption granted by the Federal Reserve Board which allowed Union Bank to purchase FFELP loans from the Company. In connection with the exemption and the loan purchases by Union Bank, an Assurance Commitment Agreement (the “Commitment Agreement”) was also entered into, by and among, the Company, Union Bank, and Mr. Dunlap. Per the terms of the Commitment Agreement, the Company provided certain assurances to Union Bank designed to mitigate potential losses related to the FFELP Loans, including holding amounts in escrow equal to the unguaranteed portion and reimbursing Union Bank for losses, if any, related to the portfolio.  As part of this agreement, the Company was also obligated to buy back loans once they were 30 days delinquent. In 2010 and 2009, the Company bought back from Union Bank $11.7 million (par value) and $36.9 million (par value), respectively, in loans and incurred expenses of $128,000 and $374,000, respectively, related to this obligation.

In March 2010, the Company purchased $524.2 million (par value) of federally insured student loans from Union Bank, which represented all outstanding FFELP loans remaining under the provisions of the Commitment Agreement. As a result of this loan purchase, the Company no longer has a commitment to hold amounts in escrow, reimburse Union Bank for losses, and buy back delinquent loans related to this portfolio.

During the years ended December 31, 2010, 2009, and 2008, the Company purchased student loans of $989.2 million (par value), $47.6 million (par value), and $208.0 million (par value), respectively, from Union Bank, which includes $535.9 million (par value) and $36.9 million (par value) of loans purchased in 2010 and 2009, respectively, under the Commitment Agreement as discussed previously. For the year ended December 31, 2008, premiums paid on these loans totaled $4.9 million.  No premiums were paid for loans purchased in 2010 and 2009.

Loan Servicing

The Company serviced $530.0 million, $539.8 million, and $533.1 million of loans for Union Bank as of December 31, 2010, 2009, and 2008, respectively.  Servicing revenue earned by the Company from servicing loans for Union Bank was $1.8 million, $1.9 million, and $0.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.  As of both December 31, 2010 and 2009, accounts receivable includes $0.2 million due from Union Bank for loan servicing.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Funding

Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company uses this facility as a source to fund FFELP student loans. The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day term upon termination of the participation certificate.  As of December 31, 2010 and 2009, $350.4 million and $613.3 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Bonds and Notes Payable

The Company has from time to time repurchased certain of its own asset-backed securities (bonds and notes payable). For accounting purposes, these notes have been effectively retired and are not included on the Company’s consolidated balance sheets. However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. During 2010, the Company participated $218.7 million of these securities to Union Bank, as trustee for various grantor trusts, and obtained cash proceeds equal to the par value of the notes. The Company has entered into a Guaranteed Purchase Agreement with Union Bank whereby the Company must purchase these notes back from Union Bank at par upon the request of Union Bank. As of December 31, 2010, $107.1 million of these securities were outstanding and subject to the participation agreement and are included in “bonds and notes payable” on the Company’s consolidated balance sheet.

Operating Cash Accounts

The majority of the Company’s cash operating accounts are maintained at Union Bank. The Company also participates in the Short term Federal Investment Trust (“STFIT”) of the Student Loan Trust Division of Union Bank, which is included in “cash and cash equivalents - held at a related party” and “restricted cash - due to customers” on the accompanying consolidated balance sheets. As of December 31, 2010 and 2009, the Company had $326.9 million and $387.8 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which $50.1 million and $61.9 million as of December 31, 2010 and 2009, respectively, represented cash collected for customers. Interest income earned by the Company on the amounts invested in the STFIT for the years ended December 31, 2010, 2009, and 2008 was $1.1 million, $2.9 million, and $3.9 million, respectively.

529 Plan Administration Services

The Company provides certain 529 Plan administration services to certain college savings plans (the “College Savings Plans”) through a contract with Union Bank, as the program manager. Union Bank is entitled to a fee as program manager pursuant to its program management agreement with the College Savings Plans.  For the years ended December 31, 2010, 2009, and 2008, the Company has received fees of $5.7 million, $3.4 million, and $4.6 million, respectively, from Union Bank related to the administration services provided to the College Savings Plans.

Lease Arrangements

On October 13, 2006, the Company purchased its corporate headquarters building and assumed certain existing lease agreements pursuant to which Union Bank leases office and storage space. The leases assumed by the Company provided for the lease to Union Bank of a total of approximately 15,000 square feet through June 30, 2008. The lease was amended to reduce the space leased to 4,000 square feet. Union Bank paid the Company approximately $71,000, $70,000, and $141,000 for commercial rent and storage income during 2010, 2009, and 2008, respectively. The amended lease agreement expires on June 30, 2018.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Other Fees Paid to Union Bank

During the years ended December 31, 2010, 2009, and 2008, the Company paid Union Bank approximately $358,000, $210,000, and $193,000, respectively, in administrative services; approximately $120,000, $118,000, and $140,000, respectively, in commissions, and approximately $177,000, $72,000, and $6,000, respectively, in cash management fees.

Other Fees Received from Union Bank

During the years ended December 31, 2010, 2009, and 2008, Union Bank paid the Company approximately $112,000, $110,000, and $65,000, respectively, under an employee sharing arrangement. In addition, Union Bank paid the Company approximately $52,000 and $57,000 during 2010 and 2009, respectively, for health and productivity services and in 2008 Union Bank paid the Company approximately $125,000 in consulting fees.

Investment Services

In December 2010, Union Bank established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, and selling investments in student loan asset backed securities.  We and Union Bank have both invested money into the trusts.  As of December 31, 2010 and February 28, 2011, we had $4.9 million and $22.9 million, respectively, and Union Bank had $28.6 million and $128.8 million, respectively, invested in the trusts.  We and Union Bank employ certain individuals as dual employees and such employees provide consulting and advisory services to Union Bank as trustee for these trusts, and Union Bank has agreed to pay us for the share of such employees’ salary and payroll based on the value of such services rendered as well as the loss of value of such dual employees’ services to us.

401(k) Plan Administer

Union Bank administers the Company’s 401(k) defined contribution plan.  Fees paid to Union Bank to administer the plan are paid by the plan participants and were approximately $239,000, $193,000, and $245,000 during the years ended December 31, 2010, 2009, and 2008, respectively.

Letter of Credit

As of December 31, 2010, Union Bank has issued a $125,000 letter of credit for the Company’s benefit. Union Bank charged no fee for providing this service.

21.	Fair Value

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investments (a)	$31,375	—	11,861	43,236
Fair value of derivative instruments (b)	—	118,346	—	118,346

Total assets	$31,375	118,346	11,861	161,582

Liabilities:
Fair value of derivative instruments (b)	$—	16,089	—	16,089

Total liabilities	$—	16,089	—	16,089

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	As of December 31, 2009
	Level 1	Level 2	Total
Assets:
Fair value of derivative instruments (b)	$—	193,899	193,899

Total assets	$—	193,899	193,899

Liabilities:
Fair value of derivative instruments (b)	$—	2,489	2,489

Total liabilities	$—	2,489	2,489

(a)	Investments represent investments classified by the Company as “trading securities” which are recorded at fair value on a recurring basis. Level 1 investments are measured based upon quoted prices and include investments traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities. Level 3 investments include corporate debt securities. The fair value for corporate debt securities is determined using an income approach valuation technique (present value using the discount rate adjustment technique) that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk.

(b)	All derivatives are accounted for at fair value on a recurring basis. The fair values of derivative financial instruments are determined by derivative pricing models using the stated terms of the contracts and observable yield curves, forward foreign currency exchange rates, and volatilities from active markets. Fair value of derivative instruments is comprised of market value less accrued interest and excludes collateral.

There were no significant transfers into or out of level 1, level 2, or level 3 for the year ended December 31, 2010.

The following tables present a roll-forward of the fair value of Level 3 (significant unobservable inputs) assets for the year ended December 31, 2010:

Level 3
Investments -
trading securities
Balance at December 31, 2009	$—
Total realized and unrealized gains included in income (a)	150
Purchases	12,061
Sales	350
Balance at December 31, 2010	$11,861
Total gains for 2010 included in income attributable to the change in
unrealized gains relating to assets held at December 31, 2010 (a)	$115

(a)	Realized and unrealized gains are included in “other income” in the Company’s consolidated statements of income.

The Company measures certain assets at fair value on a nonrecurring basis in accordance with GAAP. For the years ended December 31, 2010, 2009, and 2008, these adjustments to fair value resulted from the write-down to fair value of goodwill, intangible assets, and property and equipment. For assets measured at fair value on a nonrecurring basis during the years ended December 31, 2010, 2009, and 2008 that were still held on the balance sheet at each respective period end, the following table provides the fair value hierarchy and the carrying value of the related individual assets at year end.

	Level 3
	2010	2009	2008

Goodwill (a)	$117,118	143,717	175,178
Intangible assets (b)	38,712	53,538	77,054
Property and equipment, net (b)	30,573	26,606	38,747

	$186,403	223,861	290,979

(a)	Goodwill is reviewed annually for impairment and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable.

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

	Year ended December 31,
	2010	2009	2008

Goodwill	$(26,599)	(31,461)	(667)
Intangible assets	—	(1,267)	(13,373)
Property and equipment, net	—	—	(4,794)

	$(26,599)	(32,728)	(18,834)

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheet:

	As of December 31,
	2010		2009
	Fair value	Carrying value	Fair value	Carrying value
Financial assets:
Student loans receivable	$24,836,538	23,948,014	24,387,267	23,926,957
Student loans receivable - held for sale	84,987	84,987	—	—
Cash and cash equivalents	283,801	283,801	338,181	338,181
Investments - trading	43,236	43,236	—	—
Restricted cash	453,748	453,748	318,530	318,530
Restricted cash – due to customers	88,528	88,528	91,741	91,741
Restricted investments	215,009	215,009	306,962	306,962
Accrued interest receivable	318,152	318,152	329,313	329,313
Derivative instruments	118,346	118,346	193,899	193,899

Financial liabilities:
Bonds and notes payable	24,651,191	24,672,472	24,741,306	24,805,289
Accrued interest payable	19,153	19,153	19,831	19,831
Due to customers	88,528	88,528	91,741	91,741
Derivative instruments	16,089	16,089	2,489	2,489

The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring basis are discussed above.  The remaining financial assets and liabilities were estimated using the following methods and assumptions:

Student Loans Receivable and Student Loans Receivable – Held for Sale

The Company’s student loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale. Student loans classified as held for sale are those loans which the Company sold in January 2011 and were valued using the sales price (100% of par value) less the estimated credit risk related to this portfolio. The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. For all other loans, fair values were determined by modeling loan cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value, and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, and future interest rates and index relationships. A number of significant inputs into the models are internally derived.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

22.	Quarterly Financial Information (Unaudited)

	2010
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
Net interest income	$85,109	97,414	92,213	96,335
Less provision for loan losses	5,000	6,200	5,500	6,000
Net interest income after provision for loan losses	80,109	91,214	86,713	90,335
Loan and guaranty servicing revenue	36,394	36,652	33,464	33,126
Tuition payment processing and campus commerce revenue	17,382	12,795	14,527	15,120
Enrollment services revenue	33,271	35,403	36,439	34,784
Software services revenue	4,344	5,499	4,624	4,481
Other income	7,260	8,496	9,432	6,122
Gain (loss) on sale of loans and debt repurchases, net	10,177	8,759	9,885	49,810
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	1,682	(10,608)	(35,391)	33,640
Salaries and benefits	(40,644)	(40,962)	(41,085)	(43,320)
Litigation settlement	—	—	(55,000)	—
Impairment expense	—	—	—	(26,599)
Cost to provide enrollment services	(22,025)	(24,111)	(23,709)	(21,802)
Operating expenses	(41,035)	(43,148)	(40,493)	(39,553)
Income tax (expense) benefit	(32,593)	(29,996)	226	(51,057)
Net income (loss)	$54,322	49,993	(368)	85,087

Earnings (loss) per common share - basic	$1.09	1.00	(0.01)	1.76

Earnings (loss) per common share - dilutive	$1.08	0.99	(0.01)	1.75

	2009
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
Net interest income	$28,508	57,107	69,182	80,548
Less provision for loan losses	7,500	8,000	7,500	6,000
Net interest income after provision for loan losses	21,008	49,107	61,682	74,548
Loan and guaranty servicing revenue	26,471	28,803	26,006	27,467
Tuition payment processing and campus commerce revenue	15,538	11,848	12,987	13,521
Enrollment services revenue	28,771	28,747	30,670	31,209
Software services revenue	5,705	6,119	4,600	4,740
Other income	8,787	5,665	5,846	6,171
Gain (loss) on sale of loans and debt repurchases, net	7,869	5,666	14,036	49,260
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	19,478	(24,478)	7,740	5,744
Salaries and benefits	(38,226)	(38,698)	(36,398)	(37,963)
Impairment expense	—	—	—	(32,728)
Cost to provide enrollment services	(17,793)	(18,092)	(20,323)	(18,718)
Operating expenses	(36,552)	(40,566)	(35,941)	(33,635)
Income tax (expense) benefit	(15,601)	(5,918)	(24,501)	(30,553)
Net income (loss)	$25,455	8,203	46,404	59,063

Earnings per common share - basic	$0.51	0.16	0.93	1.18

Earnings per common share - dilutive	$0.51	0.16	0.93	1.18

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

23.	Condensed Parent Company Financial Statements

The following represents the condensed balance sheets as of December 31, 2010 and 2009 and condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2010 for Nelnet, Inc.

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

Balance Sheets
(Parent Company Only)
Years ended December 31, 2010 and 2009

	2010	2009
Assets:
Cash and cash equivalents	$164,429	120,332
Investments - trading securities	43,236	—
Investment in subsidiary debt	257,363	260,418
Restricted cash	20,604	18,222
Restricted cash - due to customers	51,257	64,952
Investment in subsidiaries	1,071,666	1,254,758
Other assets	108,261	97,668
Fair value of derivative instruments	23,426	23,923
Total assets	$1,740,242	1,840,273
Liabilities:
Notes payable	$613,255	956,466
Notes payable to related party	107,050	—
Accrued interest payable	3,245	4,329
Other liabilities	42,713	27,474
Due to customers	51,257	64,952
Fair value of derivative instruments	16,089	2,489
Total liabilities	833,609	1,055,710

Shareholders' equity:
Common stock	483	499
Additional paid-in capital	76,263	109,359
Retained earnings	831,057	676,154
Employee notes receivable	(1,170)	(1,449)
Total shareholders' equity	906,633	784,563

Total liabilities and shareholders' equity	$1,740,242	1,840,273

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Income
(Parent Company Only)
Years ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Operating revenues	$31,846	15,345	132,321
Operating expenses	5,839	4,428	104,803
Net operating income	26,007	10,917	27,518

Net interest income (expense)	5,779	4,680	(8,030)
Gain on sale of loans and debt repurchases, net	26,129	41,684	1,621
Derivative market value, foreign currency, and put option adjustments and derivative settlements, net	(21,415)	34,901	14,406
Equity in earnings of subsidiaries	188,738	101,373	5,445
Income tax expense	(36,204)	(54,430)	(14,116)
Net income from continuing operations	189,034	139,125	26,844
Income on discontinued operations, net of tax	—	—	1,818
Net income	$189,034	139,125	28,662

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2010, 2009, and 2008

	2010	2009	2008

Net income	$189,034	139,125	28,662
Income from discontinued operations	—	—	1,818
Income from continuing operations	189,034	139,125	26,844
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	723	1,264	5,477
Derivative market value adjustment	2,077	(4,207)	13,868
Proceeds from termination of derivative instruments	12,783	3,870	20,368
Payments to terminate derivative instruments	(763)	(15,069)	(16,367)
Impairment expense	—	—	2,448
Equity in earnings of subsidiaries	(188,738)	(101,373)	(5,445)
Gain on purchase of debt	(26,129)	(26,137)	—
Purchase of subsidiary debt, net	3,055	(183,905)	(76,513)
Non-cash compensation expense	2,280	2,644	7,320
Other non-cash items	—	—	4,133
Change in investments - trading securities, net	(43,236)	3,876	(3,876)
Decrease (increase) in other assets	361,020	310,328	(452,709)
(Decrease) increase in accrued interest payable	(1,084)	(903)	79
Increase (decrease) in other liabilities	4,922	(47,397)	124,644
Net cash provided by (used in) operating activities	315,944	82,116	(349,729)

Cash flows from investing activities, net of business acquisitions:
Decrease (increase) in restricted cash	11,313	66,769	(151,243)
Purchases of property and equipment, net	—	—	2,510
Capital contributions to/from subsidiary, net	—	28,168	12,515
Business acquisition - contingent consideration	—	—	(18,000)
Net cash provided by (used in) investing activities	11,313	94,937	(154,218)

Cash flows from financing activities:
Payments on notes payable	(317,081)	(183,743)	(14,550)
Proceeds from issuance of notes payable	—	—	611,500
Payments on notes payable due to a related party	(111,675)	—	—
Proceeds from issuance of notes payable due to a related party	218,725	—	—
Payments of debt issuance costs	—	—	23
Dividends paid	(34,131)	(3,492)	(3,458)
Payment on settlement of put option	—	—	(9,600)
Proceeds from issuance of common stock	528	449	710
Repurchases of common stock	(39,805)	(430)	(1,536)
Payments received on employee stock notes receivable	279	101	575
Net cash provided by (used in) financing activities	(283,160)	(187,115)	583,664

Net increase (decrease) in cash and cash equivalents	44,097	(10,062)	79,717

Cash and cash equivalents, beginning of year	120,332	130,394	50,677

Cash and cash equivalents, end of year	$164,429	$120,332	$130,394

APPENDIX A

Description of
The Federal Family Education Loan Program

The Federal Family Education Loan Program

The Higher Education Act provides for a program of federal insurance for student loans as well as reinsurance of student loans guaranteed or insured by state agencies or private non-profit corporations.

The Higher Education Act authorizes certain student loans to be insured and reinsured under the Federal Family Education Loan Program (“FFELP”).  The Student Aid and Fiscal Responsibility Act, enacted into law on March 30, 2010, as part of the Health Care and Education Reconciliation Act of 2010, terminated the authority to make FFELP loans.  As of July 1, 2010, no new FFELP loans can be disbursed.

Generally, a student was eligible for loans made under the Federal Family Education Loan Program only if he or she:

•	had been accepted for enrollment or was enrolled in good standing at an eligible institution of higher education;

•	was carrying or planning to carry at least one-half the normal full-time workload, as determined by the institution, for the course of study the student was pursuing;

•	was not in default on any federal education loans;

•	had not committed a crime involving fraud in obtaining funds under the Higher Education Act which funds had not been fully repaid; and

•	met other applicable eligibility requirements.

Eligible institutions included higher educational institutions and vocational schools that complied with specific federal regulations.  Each loan is evidenced by an unsecured note.

The Higher Education Act also establishes maximum interest rates for each of the various types of loans.  These rates vary not only among loan types, but also within loan types depending upon when the loan was made or when the borrower first obtained a loan under the Federal Family Education Loan Program.  The Higher Education Act allows lesser rates of interest to be charged.

Types of loans

Four types of loans were available under the Federal Family Education Loan Program:

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

The primary loan under the Federal Family Education Loan Program is the Subsidized Stafford Loan.  Students who were not eligible for Subsidized Stafford Loans based on their economic circumstances might have obtained Unsubsidized Stafford Loans.  Graduate or professional students and parents of dependent undergraduate students might have obtained PLUS Loans.  Consolidation Loans were available to borrowers with existing loans made under the Federal Family Education Loan Program and other federal programs to consolidate repayment of the borrower’s existing loans.  Prior to July 1, 1994, the Federal Family Education Loan Program also offered Supplemental Loans for Students (“SLS Loans”) to graduate and professional students and independent undergraduate students and, under certain circumstances, dependent undergraduate students, to supplement their Stafford Loans.

Subsidized Stafford Loans

General.  Subsidized Stafford Loans are eligible for insurance and reinsurance under the Higher Education Act if the eligible student to whom the loan was made was accepted or was enrolled in good standing at an eligible institution of higher education or vocational school and carried at least one-half the normal full-time workload at that institution.  Subsidized Stafford Loans had limits as to the maximum amount which could be borrowed for an academic year and in the aggregate for both undergraduate and graduate or professional study.  Both annual and aggregate limitations excluded loans made under the PLUS Loan Program.  The Secretary of Education had discretion to raise these limits to accommodate students undertaking specialized training requiring exceptionally high costs of education.

Subsidized Stafford Loans were made only to student borrowers who met the needs tests provided in the Higher Education Act.  Provisions addressing the implementation of needs analysis and the relationship between unmet need for financing and the availability of Subsidized Stafford Loan Program funding have been the subject of frequent and extensive amendments.

Interest rates for Subsidized Stafford Loans.  For Stafford Loans first disbursed to a “new” borrower (a “new” borrower is defined for purposes of this section as one who had no outstanding balance on a Federal Family Education Loan Program loan on the date the new promissory note was signed) for a period of enrollment beginning before January 1, 1981, the applicable interest rate is fixed at 7%.

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

For Stafford Loans first disbursed on or after July 1, 2006, the applicable interest rate is fixed at 6.80%.  However, for Stafford Loans for undergraduates, the applicable interest rate was reduced in phases for which the first disbursement was made on or after:

•	July 1, 2008 and before July 1, 2009, the applicable interest rate is fixed at 6.00%,

•	July 1, 2009 and before July 1, 2010, the applicable interest rate will be fixed at 5.60%.

Unsubsidized Stafford Loans

General.  The Unsubsidized Stafford Loan program was created by Congress in 1992 for students who did not qualify for Subsidized Stafford Loans due to parental and/or student income and assets in excess of permitted amounts.  These students were entitled to borrow the difference between the Stafford Loan maximum for their status (dependent or independent) and their Subsidized Stafford Loan eligibility through the Unsubsidized Stafford Loan Program.  The general requirements for Unsubsidized Stafford Loans, including special allowance payments, are essentially the same as those for Subsidized Stafford Loans.  However, the terms of the Unsubsidized Stafford Loans differ materially from Subsidized Stafford Loans in that the federal government will not make interest subsidy payments and the loan limitations were determined without respect to the expected family contribution.  The borrower is required to either pay interest from the time the loan is disbursed or the accruing interest is capitalized when repayment begins and during periods of deferment and forbearance.  Unsubsidized Stafford Loans were not available before October 1, 1992.  A student meeting the general eligibility requirements for a loan under the Federal Family Education Loan Program was eligible for an Unsubsidized Stafford Loan without regard to need.

Interest rates for Unsubsidized Stafford Loans.  Unsubsidized Stafford Loans are subject to the same interest rate provisions as Subsidized Stafford Loans, with the exception of Unsubsidized Stafford Loans first disbursed on or after July 1, 2008, which retain a fixed interest rate of 6.80%.

PLUS Loans

General.  PLUS Loans were made to parents, and under certain circumstances spouses of remarried parents, of dependent undergraduate students.  Effective July 1, 2006, graduate and professional students were eligible borrowers under the PLUS Loan program.  For PLUS Loans made on or after July 1, 1993, the borrower could not have an adverse credit history as determined by criteria established by the Secretary of Education.  The basic provisions applicable to PLUS Loans are similar to those of Stafford Loans with respect to the involvement of guarantee agencies and the Secretary of Education in providing federal insurance and reinsurance on the loans.  However, PLUS Loans differ significantly, particularly from the Subsidized Stafford Loans, in that federal interest subsidy payments are not available under the PLUS Loan Program and special allowance payments are more restricted.

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

Consolidation Loans

General.  The Higher Education Act authorized a program under which certain borrowers could consolidate their various federally insured education loans into a single loan insured and reinsured on a basis similar to Stafford Loans.  Consolidation Loans could be obtained in an amount sufficient to pay outstanding principal, unpaid interest, late charges, and collection costs on federally insured or reinsured student loans incurred under the Federal Family Education Loan and Direct Loan Programs, including PLUS Loans made to the consolidating borrower, as well as loans made under the Perkins Loan (formally National Direct Student Loan Program), Federally Insured Student Loan (FISL), Nursing Student Loan (NSL), Health Education Assistance Loan (HEAL), and Health Professions Student Loan (HPSL) Programs.  To be eligible for a FFELP Consolidation Loan, a borrower had to:

•	have outstanding indebtedness on student loans made under the Federal Family Education Loan Program and/or certain other federal student loan programs; and

•	be in repayment status or in a grace period on loans to be consolidated.

Borrowers who were in default on loans to be consolidated had to first make satisfactory arrangements to repay the loans to the respective holder(s) or had to agree to repay the consolidating lender under an income-sensitive repayment arrangement in order to include the defaulted loans in the Consolidation Loan.  For applications received on or after January 1, 1993, borrowers could add additional loans to a Consolidation Loan during the 180-day period following the origination of the Consolidation Loan.

A married couple who agreed to be jointly liable on a Consolidation Loan for which the application was received on or after January 1, 1993, but before July 1, 2006, was treated as an individual for purposes of obtaining a Consolidation Loan.

Interest rates for Consolidation Loans.  For Consolidation Loans disbursed before July 1, 1994, the applicable interest rate is fixed at the greater of:

•	9%, or

•	The weighted average of the interest rates on the loans consolidated, rounded to the nearest whole percent.

For Consolidation Loans disbursed on or after July 1, 1994, based on applications received by the lender before November 13, 1997, the applicable interest rate is fixed and is based on the weighted average of the interest rates on the loans consolidated, rounded up to the nearest whole percent.

For Consolidation Loans on which the application was received by the lender between November 13, 1997, and September 30, 1998, inclusive, the applicable interest rate is variable according to the following:

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

For Consolidation Loans on which the application was received by the lender on or after October 1, 1998, the applicable interest rate is determined according to the following:

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

Maximum loan amounts

Each type of loan was subject to certain limits on the maximum principal amount, with respect to a given academic year and in the aggregate.  Consolidation Loans were limited only by the amount of eligible loans to be consolidated.  PLUS Loans were limited to the difference between the cost of attendance and the other aid available to the student.  Stafford Loans, subsidized and unsubsidized, were subject to both annual and aggregate limits according to the provisions of the Higher Education Act.

Loan limits for Subsidized Stafford and Unsubsidized Stafford Loans.  Dependent and independent undergraduate students were subject to the same annual loan limits on Subsidized Stafford Loans; independent students were allowed greater annual loan limits on Unsubsidized Stafford Loans.  A student who had not successfully completed the first year of a program of undergraduate education could borrow up to $3,500 in Subsidized Stafford Loans in an academic year.  A student who had successfully completed the first year, but who had not successfully completed the second year, could borrow up to $4,500 in Subsidized Stafford Loans per academic year.  An undergraduate student who had successfully completed the first and second years, but who had not successfully completed the remainder of a program of undergraduate education, could borrow up to $5,500 in Subsidized Stafford Loans per academic year.

Dependent students could borrow an additional $2,000 in Unsubsidized Stafford Loans for each year of undergraduate study.  Independent students could borrow an additional $6,000 of Unsubsidized Stafford Loans for each of the first two years and an additional $7,000 for the third, fourth, and fifth years of undergraduate study.  For students enrolled in programs of less than an academic year in length, the limits were generally reduced in proportion to the amount by which the programs were less than one year in length.  A graduate or professional student could borrow up to $20,500 in an academic year where no more than $8,500 was representative of Subsidized Stafford Loan amounts.

The maximum aggregate amount of Subsidized Stafford and Unsubsidized Stafford Loans, including that portion of a Consolidation Loan used to repay such loans, which a dependent undergraduate student may have outstanding is $31,000 (of which only $23,000 may be Subsidized Stafford Loans).  An independent undergraduate student may have an aggregate maximum of $57,500 (of which only $23,000 may be Subsidized Stafford Loans).  The maximum aggregate amount of Subsidized Stafford and Unsubsidized Stafford Loans, including the portion of a Consolidation Loan used to repay such loans, for a graduate or professional student, including loans for undergraduate education, is $138,000, of which only $65,000 may be Subsidized Stafford Loans.  In some instances, schools could certify loan amounts in excess of the limits, such as for certain health profession students.

Loan limits for PLUS Loans.  For PLUS Loans made on or after July 1, 1993, the annual amounts of PLUS Loans were limited only by the student’s unmet need.  There was no aggregate limit for PLUS Loans.

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

For a borrower who first obtained a loan on or after July 1, 1993, deferments are available:

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

Fees

Guarantee fee and Federal default fee.   For loans for which the date of guarantee of principal was on or after July 1, 2006, a guarantee agency was required to collect and deposit into the Federal Student Loan Reserve Fund a Federal default fee in an amount equal to 1% of the principal amount of the loan.  The fee was collected either by deduction from the proceeds of the loan or by payment from other non-Federal sources.  Federal default fees could not be charged to borrowers of Consolidation Loans.

Origination fee. Beginning with loans first disbursed on or after July 1, 2006, the maximum origination fee which could be charged to a Stafford Loan borrower decreased according to the following schedule:

•	1.5% with respect to loans for which the first disbursement was made on or after July 1, 2007, and before July 1, 2008;

•	1.0% with respect to loans for which the first disbursement was made on or after July 1, 2008, and before July 1, 2009; and

•	0.5% with respect to loans for which the first disbursement was made on or after July 1, 2009, and before July 1, 2010.

A lender could charge a lesser origination fee to Stafford Loan borrowers as long as the lender did so consistently with respect to all borrowers who resided in or attended school in a particular state.  Regardless of whether the lender passed all or a portion of the origination fee on to the borrower, the lender had to pay the origination fee owed on each loan it made to the Secretary of Education.
An eligible lender was required to charge the borrower of a PLUS Loan an origination fee equal to 3% of the principal amount of the loan.  This fee had to be deducted proportionately from each disbursement of the PLUS Loan and had to be remitted to the Secretary of Education.

Lender fee.  The lender of any loan made under the Federal Family Education Loan Program was required to pay a fee to the Secretary of Education.  For loans made on or after October 1, 2007, the fee was equal to 1.0% of the principal amount of such loan.  This fee could not be charged to the borrower.

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

Interest subsidy payments

Interest subsidy payments are interest payments paid on the outstanding principal balance of an eligible loan before the time that the loan enters repayment and during deferment periods.  The Secretary of Education and the guarantee agencies enter into interest subsidy agreements whereby the Secretary of Education agrees to pay interest subsidy payments on a quarterly basis to the holders of eligible guaranteed loans for the benefit of students meeting certain requirements, subject to the holders’ compliance with all requirements of the Higher Education Act.  Subsidized Stafford Loans are eligible for interest payments.  Consolidation Loans for which the application was received on or after January 1, 1993, are eligible for interest subsidy payments.  Consolidation Loans made from applications received on or after August 10, 1993, are eligible for interest subsidy payments only if all underlying loans consolidated were Subsidized Stafford Loans.  Consolidation Loans for which the application is received by an eligible lender on or after November 13, 1997, are eligible for interest subsidy payments on that portion of the Consolidation Loan that repaid subsidized Federal Family Education Loan Program Loans or similar subsidized loans made under the Direct Loan Program.  The portion of the Consolidation Loan that repaid HEAL Loans is not eligible for interest subsidy, regardless of the date the Consolidation Loan was made.

Special allowance payments

The Higher Education Act provides for special allowance payments (SAP) to be made by the Secretary of Education to eligible lenders.  The rates for special allowance payments are based on formulas that differ according to the type of loan, the date the loan was originally made or insured, and the type of funds used to finance the loan (taxable or tax-exempt).

Stafford Loans.  The effective formulas for special allowance payment rates for Subsidized Stafford and Unsubsidized Stafford Loans are summarized in the following chart.  The T-Bill Rate mentioned in the chart refers to the average of the bond equivalent yield of the 91-day Treasury bills auctioned during the preceding quarter.

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

Recapture of excess interest.  The Higher Education Reconciliation Act of 2005 provides that, with respect to a loan for which the first disbursement of principal was made on or after April 1, 2006, if the applicable interest rate for any three-month period exceeds the special allowance support level applicable to the loan for that period, an adjustment must be made by calculating the excess interest and crediting such amounts to the Secretary of Education not less often than annually.  The amount of any adjustment of interest for any quarter will be equal to:

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