Form 10-Q
period 2011-03-31
NELNET INC
filed 2011-05-10
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2011

     or

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
Yes [  ]   No [X]

As of April 30, 2011, there were 36,982,244 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
March 31, 2011

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	As of	As of
	March 31, 2011	December 31, 2010
	(unaudited)
Assets:
Student loans receivable (net of allowance for loan losses of
$41,097 and $43,626 respectively)	$23,536,415	23,948,014
Student loans receivable - held for sale	—	84,987
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	8,915	6,952
Cash and cash equivalents - held at a related party	39,222	276,849
Total cash and cash equivalents	48,137	283,801
Investments - trading securities	37,719	43,236
Restricted cash and investments	796,229	668,757
Restricted cash - due to customers	63,292	88,528
Accrued interest receivable	308,484	318,152
Accounts receivable (net of allowance for doubtful accounts of
$1,577 and $1,221, respectively)	52,812	52,614
Goodwill	117,118	117,118
Intangible assets, net	34,736	38,712
Property and equipment, net	31,440	30,573
Other assets	98,812	101,054
Fair value of derivative instruments	169,505	118,346

Total assets	$25,294,699	25,893,892

Liabilities:
Bonds and notes payable	$24,066,092	24,672,472
Accrued interest payable	15,587	19,153
Other liabilities	181,335	191,017
Due to customers	63,292	88,528
Fair value of derivative instruments	13,026	16,089
Total liabilities	24,339,332	24,987,259

Shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares;
no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares;
issued and outstanding 36,983,557 shares as of March 31,
2011 and 36,846,353 shares as of December 31, 2010	370	368
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares;
issued and outstanding 11,495,377 shares as of March 31,
2011 and December 31, 2010	115	115
Additional paid-in capital	73,502	76,263
Retained earnings	882,550	831,057
Employee notes receivable	(1,170)	(1,170)
Total shareholders' equity	955,367	906,633
Commitments and contingencies
Total liabilities and shareholders' equity	$25,294,699	25,893,892

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)

	Three months
	ended March 31,
	2011	2010
Interest income:
Loan interest	$137,358	134,967
Investment interest	726	1,001
Total interest income	138,084	135,968
Interest expense:
Interest on bonds and notes payable	52,307	50,859
Net interest income	85,777	85,109
Less provision for loan losses	3,750	5,000
Net interest income after provision for loan losses	82,027	80,109

Other income (expense):
Loan and guaranty servicing revenue	35,636	36,394
Tuition payment processing and campus commerce revenue	19,369	17,382
Enrollment services revenue	33,868	33,271
Software services revenue	4,777	4,344
Other income	6,492	7,260
Gain on sale of loans and debt repurchases	8,307	10,177
Derivative market value and foreign currency
adjustments and derivative settlements, net	(3,036)	1,682
Total other income	105,413	110,510

Operating expenses:
Salaries and benefits	43,912	40,644
Cost to provide enrollment services	22,839	22,025
Depreciation and amortization	6,776	10,783
Restructure expense	—	1,197
Other	26,105	29,055

Total operating expenses	99,632	103,704

Income before income taxes	87,808	86,915
Income tax expense	(32,928)	(32,593)

Net income	$54,880	54,322

Earnings per common share:
Net earnings - basic	$1.13	1.09

Net earnings - diluted	$1.13	1.08

Dividends paid per common share	$0.07	0.07

Weighted average common shares outstanding:
Basic	48,171,317	49,716,696
Diluted	48,363,035	49,912,589

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except share data)
(unaudited)

	Preferred	Common stock			Class A	Class B	Additional		Employee	Total
	stock	shares		Preferred	common	common	paid-in	Retained	notes	shareholders’
	shares	Class A	Class B	stock	stock	stock	capital	earnings	receivable	equity

Balance as of December 31, 2009	—	38,396,791	11,495,377	$—	384	115	109,359	676,154	(1,449)	784,563
Comprehensive income:
Net income	—	—	—	—	—	—	—	54,322	—	54,322
Cash dividend on Class A and Class B common stock - $0.07 per share	—	—	—	—	—	—	—	(3,494)	—	(3,494)
Issuance of common stock, net of forfeitures	—	203,438	—	—	2	—	3,532	—	—	3,534
Compensation expense for stock based awards	—	—	—	—	—	—	325	—	—	325
Repurchase of common stock	—	(12,936)	—	—	—	—	(236)	—	—	(236)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	199	199
Balance as of March 31, 2010	—	38,587,293	11,495,377	$—	386	115	112,980	726,982	(1,250)	839,213

Balance as of December 31, 2010	—	36,846,353	11,495,377	$—	368	115	76,263	831,057	(1,170)	906,633
Comprehensive income:
Net income	—	—	—	—	—	—	—	54,880	—	54,880
Cash dividend on Class A and Class B common stock - $0.07 per share	—	—	—	—	—	—	—	(3,387)	—	(3,387)
Contingency payment related to business combination	—	—	—	—	—	—	(5,893)	—	—	(5,893)
Issuance of common stock, net of forfeitures	—	151,669	—	—	2	—	3,087	—	—	3,089
Compensation expense for stock based awards	—	—	—	—	—	—	355	—	—	355
Repurchase of common stock	—	(14,465)	—	—	—	—	(310)	—	—	(310)
Balance as of March 31, 2011	—	36,983,557	11,495,377	$—	370	115	73,502	882,550	(1,170)	955,367

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three months ended March 31,
	2011	2010

Net income	$54,880	54,322
Adjustments to reconcile income to net cash provided by operating activities, net of business acquisition:
Depreciation and amortization, including loan premiums/discount and deferred origination costs	18,964	29,156
Provision for loan losses	3,750	5,000
Derivative market value adjustment	(66,450)	67,570
Foreign currency transaction adjustment	65,334	(71,675)
Proceeds to terminate and/or amend derivative instruments	12,369	855
Payments to terminate and/or amend derivative instruments	(141)	—
Gain on sale of loans	(1,345)	—
Gain from debt repurchases	(6,962)	(10,177)
Change in investments - trading securities, net	5,517	(52,899)
Deferred income tax expense	100	7,509
Non-cash compensation expense	557	523
Other non-cash items	(189)	254
Decrease (increase) in accrued interest receivable	9,668	(6,929)
Increase in accounts receivable	(198)	(18,661)
Decrease (increase) in other assets	1,016	(464)
Decrease in accrued interest payable	(3,566)	(3,017)
(Decrease) increase in other liabilities	(11,637)	1,319
Net cash provided by operating activities	81,667	2,686

Cash flows from investing activities, net of business acquisition:
Originations and purchases of student loans, including loan premiums/discounts and deferred origination costs	(235,599)	(1,027,883)
Purchases of student loans, including loan premiums, from a related party	(29)	(535,907)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	630,606	615,431
Proceeds from sale of student loans	95,131	20,032
Purchases of property and equipment, net	(2,992)	(2,883)
Increase in restricted cash and investments, net	(127,472)	(102,366)
Business acquisitions, net of cash acquired, including contingency payments	(7,193)	(3,000)
Net cash provided by (used in) investing activities	352,452	(1,036,576)

Cash flows from financing activities:
Payments on bonds and notes payable	(1,090,797)	(1,028,622)
Proceeds from issuance of bonds and notes payable	533,097	2,061,893
Payments on bonds payable due to a related party	(107,050)	—
Payments of debt issuance costs	(1,460)	(4,069)
Dividends paid	(3,387)	(3,494)
Repurchases of common stock	(310)	(236)
Proceeds from issuance of common stock	124	117
Payments received on employee stock notes receivable	—	199
Net cash (used in) provided by financing activities	(669,783)	1,025,788

Net decrease in cash and cash equivalents	(235,664)	(8,102)

Cash and cash equivalents, beginning of period	283,801	338,181

Cash and cash equivalents, end of period	$48,137	330,079

Supplemental disclosures of cash flow information:
Interest paid	$53,674	49,777

Income taxes paid, net of refunds	$32,293	25,123

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.    Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of March 31, 2011 and for the three ended March 31, 2011 and 2010 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2010 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results for the year ending December 31, 2011. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassifications

Certain amounts previously reported within operating expenses have been reclassified to conform to the current period presentation. These reclassifications include:

•
Reclassifying “professional and other services,” “occupancy and communications,” “postage and distribution,” “advertising and marketing,” and “trustee and other debt related fees” to “other” operating expenses.

•	Reclassifying student list amortization, which was previously included in “advertising and marketing,” to “depreciation and amortization.”

The reclassifications had no effect on consolidated net income or consolidated assets and liabilities.

2.    Student Loans Receivable and Allowance for Loan Losses

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), which was an update to the Receivables Topic of the FASB Accounting Standards Codification.   In accordance with ASU 2010-20, the Company has expanded its disclosures about the credit quality of its student loans receivable and the associated allowance for loan losses.  ASU 2010-20 requires entities to provide disclosures on a disaggregated basis.  The ASU defines two levels of disaggregation – portfolio segment and class of financing receivable.  A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses.  Classes of financing receivables generally are a disaggregation of portfolio segment. The Company evaluates the adequacy of the allowance for loan losses on its federally insured loan portfolio separately from its non-federally insured loan portfolio.  Management has determined that each of the federally insured loan portfolio and the non-federally insured loan portfolio meets the definition of a portfolio segment.  Accordingly, the portfolio segment basis disclosures required by ASU 2010-20 are presented in this note for each of these portfolios.  The Company does not disaggregate its portfolio segment student loan portfolios into classes of financing receivables as defined in ASU 2010-20. In addition, the Company does not have any impaired loans as defined in the Receivables Topic of the FASB Accounting Standards Codification.

Student loans receivable consisted of the following:

	As of March 31, 2011	As of December 31, 2010
	Held for investment	Held for investment	Held for sale (a)
Federally insured loans	$23,367,707	23,757,699	—
Non-federally insured loans	23,489	26,370	84,987
	23,391,196	23,784,069	84,987
Unamortized loan premiums/discounts and deferred origination costs, net	186,316	207,571	—
Allowance for loan losses – federally insured loans	(31,553)	(32,908)	—
Allowance for loan losses – non-federally insured loans	(9,544)	(10,718)	—
	$23,536,415	23,948,014	84,987
Allowance for federally insured loans as a percentage of such loans	0.14%	0.14%
Allowance for non-federally insured loans as a percentage of such loans	40.63%	40.64%

(a)
On January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value). The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. As of December 31, 2010, the Company classified this portfolio as held for sale and the loans were carried at fair value.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended March 31,
	2011	2010

Balance at beginning of period	$43,626	50,887
Provision for loan losses:
Federally insured loans	3,500	4,000
Non-federally insured loans	250	1,000
Total provision for loan losses	3,750	5,000
Charge-offs:
Federally insured loans	(4,855)	(4,068)
Non-federally insured loans	(994)	(1,380)
Total charge-offs	(5,849)	(5,448)
Recoveries:
Non-federally insured loans	370	251
Total recoveries	370	251

Purchase (sale) of federally insured loans, net	—	710
Purchase (sale) of non-federally insured loans, net	(800)	(2,000)
Balance at end of period	$41,097	49,400

Allocation of the allowance for loan losses:
Federally insured loans	$31,553	30,744
Non-federally insured loans	9,544	18,656
Total allowance for loan losses	$41,097	49,400

Allowance for federally insured loans as a percentage of such loans	0.14%	0.13%
Allowance for non-federally insured loans as a percentage of such loans	40.63%	13.43%

Repurchase Obligation

As of March 31, 2011, the Company had participated a cumulative amount of $126.2 million of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.

In addition to the participated loans discussed above, on January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent.

The Company’s estimate related to its obligation to repurchase these loans is included in “other liabilities” in the Company’s consolidated balance sheet. The activity related to this accrual is detailed below.

	Three months ended March 31,
	2011	2010

Beginning balance	$12,600	10,600
Estimated repurchase obligation related to loans sold, net	6,876	-
Estimated repurchase obligation related to loans participated, net	194	2,000
Ending balance	$19,670	12,600

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s student loan delinquency amounts on loans held for investment.

	As of March 31, 2011		As of December 31, 2010
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment (a)	$4,332,130		$4,358,616
Loans in forebearance (b)	3,086,292		2,984,869
Loans in repayment status:
Loans current	13,933,107	87.3%	14,309,480	87.2%
Loans delinquent 31-60 days (c)	595,386	3.7	794,140	4.8
Loans delinquent 61-90 days (c)	392,008	2.5	306,853	1.9
Loans delinquent 91 days or greater (d)	1,028,784	6.5	1,003,741	6.1
Total loans in repayment	15,949,285	100.0%	16,414,214	100.0%
Total federally insured loans	$23,367,707		$23,757,699
Non-Federally Insured Loans:
Loans in-school/grace/deferment (a)	$3,069		$3,500
Loans in forebearance (b)	239		292
Loans in repayment status:
Loans current	16,564	82.1%	16,679	73.9%
Loans delinquent 31-60 days (c)	363	1.8	1,546	6.8
Loans delinquent 61-90 days (c)	692	3.4	1,163	5.2
Loans delinquent 91 days or greater	2,562	12.7	3,190	14.1
Total loans in repayment	20,181	100.0%	22,578	100.0%
Total non-federally insured loans	$23,489		$26,370

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

Loan Sales

See note 4, “Gain on Sale of Loans and Debt Repurchases,” for a summary of loans sold by the Company.

3.     Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of March 31, 2011
	Carrying	Interest rate
	amount	range	Final maturity

Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,124,373	0.32% - 6.90%	5/26/14 - 7/27/48
Bonds and notes based on auction or remarketing	858,375	0.23% - 1.51%	5/1/11 - 7/1/43
Total variable-rate bonds and notes	20,982,748
Commercial paper - FFELP warehouse facility	257,121	0.28% - 0.32%	7/29/13
Department of Education Conduit	2,585,955	0.32%	5/8/14
Unsecured line of credit	125,000	0.69%	5/8/12
Unsecured debt - Junior Subordinated Hybrid Securities	100,697	7.40%	9/15/61
Other borrowings	14,571	3.56% - 5.10%	11/14/11 - 11/11/15
	$24,066,092

	As of December 31, 2010
	Carrying	Interest rate
	amount	range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,170,217	0.30% - 6.90%	5/26/14 - 7/27/48
Bonds and notes based on auction or remarketing	944,560	0.24% - 1.51%	5/1/11 - 7/1/43
Total variable-rate bonds and notes	21,114,777
Commercial paper - FFELP warehouse facility	108,381	0.29% - 0.35%	7/29/13
Department of Education Conduit	2,702,345	0.31%	5/8/14
Unsecured line of credit	450,000	0.79%	5/8/12
Unsecured debt - Junior Subordinated Hybrid Securities	163,255	7.40%	9/15/61
Related party debt	107,050	0.53%	5/20/11
Other borrowings	26,664	0.26% - 5.10%	1/1/11 - 11/11/15
	$24,672,472

(a)	Issued in asset-backed securitizations

Secured Financing Transactions

The Company has historically relied upon secured financing vehicles as its most significant source of funding for student loans. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. The Company’s rights to cash flow from securitized student loans are subordinate to bondholder interests and may fail to generate any cash flow beyond what is due to bondholders. The Company’s secured financing vehicles during the periods presented above include a loan warehouse facility, asset-backed securitizations, and the government’s Conduit Program (as described below).

The majority of the bonds and notes payable are primarily secured by the student loans receivable, related accrued interest, and by the amounts on deposit in the accounts established under the respective bond resolutions or financing agreements. Certain variable rate bonds and notes are secured by a letter of credit and reimbursement agreement issued by a third-party liquidity provider.

FFELP warehouse facility

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facility. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. The Company’s FFELP warehouse facility has a maximum financing amount of $500.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which expire on July 29, 2011. The final maturity date of the facility is July 29, 2013. In the event the Company is unable to renew the liquidity provisions by July 29, 2011, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by July 29, 2013.

The FFELP warehouse facility provides for formula based advance rates depending on FFELP loan type, up to a maximum of 85 percent to 98 percent of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 75 to 80 percent based on loan type. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility. As of March 31, 2011, $257.1 million was outstanding under the FFELP warehouse facility, $242.9 million was available for future use, and $15.4 million was advanced as equity support.

Asset-backed securitizations

During the first quarter of 2011, the Company completed an asset-backed securities transaction totaling $384.4 million. Notes issued in this asset-backed securities transaction carry interest rates based on a spread to LIBOR. The Company used the proceeds from the sale of these notes to purchase principal and interest on student loans, including loans which were previously financed in the FFELP warehouse facility.

Department of Education’s Conduit Program

In May 2009, the Department implemented a program under which it finances eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”).  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances were contributed by the Company. The Conduit Program expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans.  As of March 31, 2011, the Company had $2.6 billion borrowed under the facility and $90.1 million advanced as equity support in the facility. Effective July 1, 2010, no additional loans could be funded using the Conduit Program.

Unsecured Line of Credit

The Company has a $750.0 million unsecured line of credit that terminates in May 2012.  As of March 31, 2011, there was $125.0 million outstanding on this line.  Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.  The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank (“Lehman”), a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. In September 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect that Lehman will fund future borrowing requests. As of March 31, 2011, excluding Lehman’s lending commitment, the Company has $581.3 million available for future use under its unsecured line of credit.

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

As of March 31, 2011, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facility.

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

Related Party Transactions

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank and Trust Company (“Union Bank”), an entity under common control, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company uses this facility as an additional source to fund FFELP student loans. The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day term upon termination of the participation certificate.  As of March 31, 2011 and December 31, 2010, $378.9 million and $350.4 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Related Party Debt

The Company has from time to time repurchased certain of its own asset-backed securities (bonds and notes payable). For accounting purposes, these notes have been effectively retired and are not included on the Company’s consolidated balance sheets. However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. As of December 31, 2010, the Company had $107.1 million of these securities participated to Union Bank, as trustee for various grantor trusts, and such notes were included in “bonds and notes payable” on the Company’s consolidated balance sheet. During the first quarter of 2011, the Company redeemed all outstanding notes under this participation.

Debt Repurchases

During the first quarter of 2011 and 2010, the Company repurchased outstanding debt as summarized in note 4, “Gain on Sale of Loans and Debt Repurchases.”

4.   Gain on Sale of Loans and Debt Repurchases

“Gain on sale of loans and debt repurchases” in the accompanying consolidated statements of income is composed of the following items:

	Three months ended March 31,
	2011	2010

Gain on sale of loans	$1,345	—

Gain from debt repurchases (a)	6,962	10,177

	$8,307	10,177

(a)	The activity included in “Gain from debt repurchases” is detailed below.

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain

Unsecured debt - Junior Subordinated Hybrid Securities	$62,558	55,651	6,907	—	—	—
Asset-backed securities (1)	600	545	55	274,250	264,073	10,177
	$63,158	56,196	6,962	274,250	264,073	10,177

(1)
For accounting purposes, the asset-backed securities repurchased by the Company are effectively retired and are not included on the Company’s consolidated balance sheet.  However, as of March 31, 2011, the Company has purchased a cumulative amount of $61.7 million of these securities that remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. The par value of these notes ($61.7 million as of March 31, 2011) may not represent market value of such securities.

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

Basis Swaps

The Company funds the majority of its student loan assets with three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed to commercial paper and treasury bill rates. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets results in basis risk. The Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its assets, which generally occurs daily. In a declining interest rate environment, this may cause the Company’s student loan spread to compress, while in a rising rate environment, it may cause the spread to increase. As of March 31, 2011, the Company had $22.4 billion and $1.0 billion of FFELP loans indexed to the three-month financial commercial paper rate and the three-month treasury bill rate, respectively, both of which reset daily, and $19.4 billion of debt indexed to three-month LIBOR, which resets quarterly.

Because of the different indice types and different indice reset frequencies, the Company is exposed to interest rate risk in the form of basis risk and repricing risk, which, as noted above, is the risk that the different indices may reset at different frequencies, or will not move in the same direction or with the same magnitude. While these indices are all short term in nature with rate movements that are highly correlated over a longer period of time, there have been points in recent history when volatility has been high and correlation has been reduced.

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

However, the Company does not generally hedge the basis risk on those assets indexed to the commercial paper rate that are funded with liabilities in which the Company pays primarily on the LIBOR indice, since the derivatives needed to hedge this risk are generally illiquid or non-existent and the relationship between these indices has been highly correlated over a long period of time.

The Company has also used derivative instruments to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities.  The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the “1:3 Basis Swaps”).

The following table summarizes the Company’s basis swaps outstanding as of both March 31, 2011 and December 31, 2010:

	Notional Amounts
	1:3 Basis Swaps	T-Bill/LIBOR Basis Swaps
Maturity

2011	$—	225,000
2021	250,000	—
2023	1,250,000	—
2024	250,000	—
2028	100,000	—
2039 (a)	150,000	—
2040 (b)	200,000	—

	$2,200,000	225,000

(a) This derivative has a forward effective start date in 2015.

(b) This derivative has a forward effective start date in 2020.

Interest rate swaps – floor income hedges

FFELP loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payment (or SAP) formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable indice plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. The Company generally finances its student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.

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

As of March 31, 2011 and December 31, 2010, the Company had $8.4 billion and $8.5 billion, respectively, of student loan assets that were earning fixed rate floor income. The following tables summarize the outstanding derivative investments used by the Company to economically hedge these loans.

	As of March 31, 2011
		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2011	$3,800,000	0.54%
2012	950,000	1.08
2013	650,000	1.07
2015	100,000	2.26
2020	50,000	3.23
	$5,550,000	0.75%

	As of December 31, 2010
		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2011	$4,300,000	0.53%
2012	3,950,000	0.67
2013	650,000	1.07
2015	100,000	2.26
2020	50,000	3.23
	$9,050,000	0.66%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Interest rate swaps – unsecured debt hedges

On September 27, 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities. As of March 31, 2011, $100.7 million of these notes were outstanding. The interest rate on the Hybrid Securities from the date they were issued through September 28, 2011 is 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the interest rate on the Hybrid Securities will be equal to three-month LIBOR plus 3.375%, payable quarterly. As of both March 31, 2011 and December 31, 2010, the Company had the following derivatives outstanding that were used to effectively convert the future variable interest rate on the Hybrid Securities to a fixed rate.

Weighted
average fixed
Notional	rate paid by
Amount (a)	the Company (b)

$100,000	4.27%

(a)
The effective start date on $75 million (notional amount) of the derivatives outstanding is March 2012 with a maturity date of September 29, 2036. $25 million (notional amount) of the derivatives outstanding are cancelable on September 29, 2011 at the Company’s discretion. If this one time option to cancel is not exercised by the Company, the maturity date will be September 29, 2036.

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

The Company entered into cross-currency interest rate swaps in connection with the issuance of the Euro Notes. Under the terms of these derivative instrument agreements, the Company receives from a counterparty a spread to the EURIBOR indice based on notional amounts of €420.5 million and €352.7 million and pays a spread to the LIBOR indice based on notional amounts of $500.0 million and $450.0 million, respectively. In addition, under the terms of these agreements, all principal payments on the Euro Notes will effectively be paid at the exchange rate in effect as of the issuance of the notes.

The following table shows the income statement impact as a result of the re-measurement of the Euro Notes and the change in the fair value of the related derivative instruments. These items are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the accompanying consolidated statements of income.

	Three months ended March 31,
	2011	2010
Re-measurement of Euro Notes	$(65,334)	71,675
Change in fair value of cross currency interest rate swaps	62,532	(59,075)
Total impact to statements of income - income (expense)	$(2,802)	12,600

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

Accounting for Derivative Financial Instruments

The Company records derivative instruments on the consolidated balance sheets as either an asset or liability measured at its fair value. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting.  As a result, the change in fair value of the Company’s derivatives at each reporting date are included in “derivative market value and foreign currency adjustments and derivative settlements, net” in the Company’s consolidated statements of income. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company.

Any proceeds received or payments made by the Company to terminate a derivative in advance of its expiration date, or to amend the terms of an existing derivative, are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income and are accounted for as a change in fair value on such derivative. During the three months ended March 31, 2011 and 2010, the Company terminated and/or amended certain derivatives for net proceeds of $12.2 million and $0.9 million, respectively.

The following table summarizes the fair value of the Company’s derivatives not designated as hedging:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of March 31, 2011	As of December 31, 2010	As of March 31, 2011	As of December 31, 2010

1:3 basis swaps	$6,554	10,489	319	44
T-Bill/LIBOR basis swaps	—	—	172	201
Interest rate swaps - floor income hedges	3,361	10,569	12,517	15,372
Interest rate swaps - hybrid debt hedges	2,109	1,132	—	470
Cross-currency interest rate swaps	157,450	94,918	—	—
Other	31	1,238	18	2

Total	$169,505	118,346	13,026	16,089

The following table summarizes the effect of derivative instruments in the consolidated statements of income. All gains and losses recognized in income related to the Company’s derivative activity are included in “derivative market value and foreign currency and derivative settlements, net” on the consolidated statements of income.

	Three months ended March 31,
Derivatives not designated as hedging	2011	2010

Settlements:
1:3 basis swaps	$208	131
T-Bill/LIBOR basis swaps	(129)	—
Interest rate swaps - floor income hedges	(6,218)	(3,856)
Interest rate swaps - hybrid debt hedges	(246)	—
Cross-currency interest rate swaps	2,109	1,302
Other	124	—
Total settlements - (expense) income	(4,152)	(2,423)

Change in fair value:
1:3 basis swaps	(4,210)	(546)
T-Bill/LIBOR basis swaps	29	45
Interest rate swaps - floor income hedges	6,395	(7,538)
Interest rate swaps - hybrid debt hedges	1,448	—
Cross-currency interest rate swaps	62,532	(59,075)
Other	256	(456)
Total change in fair value - (expense) income	66,450	(67,570)

Re-measurement of Euro Notes (foreign currency
transaction adjustment) - (expense) income	(65,334)	71,675

Derivative market value and foreign currency adjustments
and derivative settlements - (expense) income	$(3,036)	1,682

Derivative Instruments - Credit and Market Risk

By using derivative instruments, the Company is exposed to credit and market risk.

When the fair value of a derivative instrument is negative (a liability on the Company’s balance sheet), the Company would owe the counterparty if the derivative was settled and, therefore, has no immediate credit risk.  Additionally, if the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company posts collateral is dependent upon the Company’s unsecured credit rating.  If the Company’s credit ratings are downgraded from current levels or if interest and foreign currency exchange rates move materially, the Company could be required to deposit a significant amount of collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company’s liquidity and capital resources. As of March 31, 2011, the Company had $8.7 million posted as collateral to derivative counterparties, which is included in “restricted cash and investments” in the Company’s consolidated balance sheet. The Company does not use the collateral to offset fair value amounts recognized in the financial statements for derivative instruments.

When the fair value of a derivative contract is positive (an asset on the Company’s balance sheet), this generally indicates that the counterparty would owe the Company if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by the Company. If the Company was unable to collect from a counterparty, it would have a loss equal to the amount the derivative is recorded on the consolidated balance sheet. As of March 31, 2011, the trustee on the Company’s asset-backed securities transactions held $167.5 million of collateral from the counterparty on the cross-currency interest rate swaps. The Company considers counterparties’ credit risk when determining the fair value of derivative positions on its exposure net of collateral. However, the Company does not use the collateral to offset fair value amounts recognized in the financial statements for derivative instruments.

The Company attempts to manage market and credit risks associated with interest and foreign currency exchange rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s risk committee. As of March 31, 2011, all of the Company’s derivative counterparties had investment grade credit ratings. The Company also has a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

6.	Investments

Included in investments on the consolidated balance sheets as of March 31, 2011 and December 31, 2010 are debt and equity securities that are bought and held principally for the purpose of selling them in the near term. These investments are classified as trading securities and reported at fair value.

In December 2010, Union Bank established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, and selling investments in student loan asset backed securities.  Union Bank, in its individual capacity, and the Company have both invested money into the trusts.  As of March 31, 2011 and December 31, 2010, the Company had $22.3 million and $4.9 million, respectively, and Union Bank had $161.5 million and $28.6 million, respectively, invested in the trusts. The Company’s investments held in the trusts are included in “investments – trading securities” on the consolidated balance sheets.

Prior to May 1, 2011, the Company and Union Bank employed certain individuals as dual employees and such employees provided consulting and advisory services to Union Bank as trustee for these trusts, and Union Bank agreed to pay the Company for the share of such employees’ salary and payroll based on the value of such services rendered as well as the loss of value of such dual employees’ services to the Company.  On May 9, 2011, a subsidiary of the Company entered into a management agreement with Union Bank, effective as of May 1, 2011, under which the subsidiary will perform various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts.  The agreement provides that Union Bank will pay to the subsidiary annual fees of 25 basis points on the outstanding balance of the investments in the trusts.  In addition, Union Bank will pay additional fees to the subsidiary of 50% of the gains from the sale of securities from the trusts.

7.	Intangible Assets

Intangible assets consist of the following:

	Weighted
	average
	remaining
	useful life as of	As of	As of
	March 31,	March 31,	December 31,
	2011 (months)	2011	2010
Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $52,479
and $49,743, respectively)	71	$25,840	28,576
Computer software (net of accumulated amortization of $3,079
and $2,419, respectively)	22	4,839	5,499
Trade names (net of accumulated amortization of $7,536 and
$6,956, respectively)	21	4,057	4,637

Total - amortizable intangible assets	59	$34,736	38,712

The Company recorded amortization expense on its intangible assets of $4.0 million and $6.5 million for the three months ended March 31, 2011 and 2010, respectively. The Company will continue to amortize intangible assets over their remaining useful lives.  As of March 31, 2011, the Company estimates it will record amortization expense as follows:

2011 (April 1 - December 31)	$11,808
2012	15,269
2013	2,024
2014	1,298
2015	925
2016 and thereafter	3,412
$34,736

During the first quarter of 2010, the Company purchased certain assets of a software company that constituted a business combination.  The initial consideration paid by the Company was $3.0 million in cash.  In addition to the initial purchase price, additional payments are to be made by the Company based on certain operating results as defined in the purchase agreement.  These contingent payments are payable in two additional annual installments due in March 2012 and March 2013 and in total are estimated by the Company, as of March 31, 2011, to be $3.5 million.  The contingent payments will be remeasured to fair value each reporting date until the contingency is resolved, with all changes in fair value being recognized in earnings. Substantially all of the purchase price was allocated to a computer software intangible asset that is being amortized over three years.

8.	Goodwill

The following table summarizes the Company’s allocation of goodwill by operating segment as of March 31, 2011 and December 31, 2010:

Student Loan and Guaranty Servicing	$8,596
Tuition Payment Processing and Campus Commerce	58,086
Enrollment Services	8,553
Asset Generation and Management	41,883
$117,118

9.    Shareholders’ Equity

Issuance of Class A Common Stock

In March 2011 and 2010, the Company’s 2010 and 2009 annual performance-based incentives awarded to management were paid in approximately 129,000 and 173,000 fully vested and unrestricted shares of Class A common stock, respectively, issued pursuant to the Company’s Restricted Stock Plan.

Dividends

A dividend of $0.07 per share on the Company’s Class A and Class B common stock was paid on March 15, 2011, to all holders of record as of March 1, 2011. In addition, a $0.10 per share dividend on the Company’s Class A and Class B stock will be paid on June 15, 2011 to all holders of record as of June 1, 2011.

Contingent Consideration - infiNET Integrated Solutions, Inc. (“infiNET”)

In 2004, the Company purchased 50% of the stock of infiNET and, in 2006, purchased the remaining 50% of infiNET’s stock. infiNET provides software for customer-focused electronic transactions, information sharing, and electronic account and bill presentment for colleges and universities. Consideration for the purchase of the remaining 50% of the stock of infiNET included 95,380 restricted shares of the Company’s Class A common stock. The purchase agreement provided that the 95,380 shares of Class A common stock issued in the acquisition were subject to stock price guaranty provisions whereby if on or about February 28, 2011 the average market trading price of the Class A common stock was less than $104.8375 per share and had not exceeded that price for any 25 consecutive trading days during the 5-year period from the closing of the acquisition to February 28, 2011, then the Company was required to pay additional cash to the sellers of infiNET for each share of Class A common stock issued in an amount representing the difference between $104.8375 less the greater of $41.9335 or the gross sales price such seller obtained from a sale of the shares occurring subsequent to February 28, 2011. On February 28, 2011, the Company paid $5.9 million in cash to satisfy this obligation. This payment was recorded by the Company as a reduction to additional paid-in capital.

10.  Earnings per Common Share

Presented below is a summary of the components used to calculate basic and diluted earnings per share. The Company applies the two-class method of computing earnings per share, which requires the calculation of separate earnings per share amounts for unvested share-based awards and for common stock. Unvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. Earnings per share attributable to common stock is shown in the table below.

A reconciliation of weighted average shares outstanding follows:

	Three months ended March 31,
	2011	2010
Net income attributable to Nelnet, Inc.	$54,880	54,322
Less earnings allocated to unvested restricted stockholders	346	339
Net income available to common stockholders	$54,534	53,983
Weighted average common shares outstanding - basic	48,171,317	49,716,696
Dilutive effect of the assumed vesting of restricted stock awards	191,718	195,893
Weighted average common shares outstanding - diluted	48,363,035	49,912,589
Basic earnings per common share	$1.13	1.09
Diluted earnings per common share	$1.13	1.08

11.    Segment Reporting

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

The accounting policies of the Company’s operating segments are the same as those described in note 2 in the notes to the consolidated financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010. Intersegment revenues are charged by a segment to another segment that provides the product or service.  Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management.  Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information. The Company allocates certain corporate overhead expenses to the individual operating segments.  These expenses include certain corporate activities related to executive management, human resources, accounting, legal, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services.

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

Fee-Based Operating Segments

Student Loan and Guaranty Servicing

The following are the primary product and service offerings the Company offers as part of its Student Loan and Guaranty Servicing segment:

•	Servicing of FFELP loans
•	Origination and servicing of non-federally insured student loans
•	Servicing federally-owned student loans for the Department of Education
•	Servicing and support outsourcing for guaranty agencies
•	Student loan servicing software and other information technology products and services

The Student Loan and Guaranty Servicing operating segment provides for the servicing of the Company’s student loan portfolios and the portfolios of third parties. The loan servicing activities include loan origination activities, loan conversion activities, application processing, borrower updates, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company’s portfolio in addition to generating external fee revenue when performed for third party clients.

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

In the K-12 market, the Company offers actively managed tuition payment plans as well as assistance with financial needs assessment, enrollment management, and donor management. The Company offers two principal products to the higher education market: actively managed tuition payment plans and campus commerce technologies and payment processing.

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

Asset Generation and Management Operating Segment

The Asset Generation and Management Operating Segment includes the acquisition, management, and ownership of the Company’s student loan assets, which has historically been the Company’s largest product and service offering. The Company generates a substantial portion of its earnings from the spread, referred to as the Company’s student loan spread, between the yield it receives on its student loan portfolio and the associated costs to finance such portfolio. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose. In addition to the student loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as  servicing of the assets and debt maintenance are included in this segment.

As a result of legislation (the Reconciliation Act of 2010), effective July 1, 2010, all new federal loan originations are made through the Direct Loan Program and the Company no longer originates FFELP loans. This legislation does not alter or affect the terms and conditions of existing FFELP loans.

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

Income Taxes

For segment reporting, income taxes are applied based on 38% of income (loss) before taxes for each individual operating segment. The difference between the consolidated income tax expense and the sum of taxes calculated for each operating segment is included in income taxes in Corporate Activity and Overhead.

Reclassifications

Certain amounts previously reported within operating expenses have been reclassified to conform to the current period presentation. These reclassifications had no effect on any of the segments’ net income or assets and liabilities.

Segment Results and Reconciliations to GAAP

	Three months ended March 31, 2011
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and	and		Total	Generation	Activity	Eliminations	Base	Adjustments	GAAP
	Guaranty	Campus	Enrollment	Fee-	and	and	and	net	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	income	Results	Operations

Total interest income	$15	6	—	21	137,639	1,146	(722)	138,084	—	138,084
Interest expense	—	—	—	—	49,716	3,313	(722)	52,307	—	52,307
Net interest income (loss)	15	6	—	21	87,923	(2,167)	—	85,777	—	85,777

Less provision for loan losses	—	—	—	—	3,750	—	—	3,750	—	3,750
Net interest income (loss) after provision for loan losses	15	6	—	21	84,173	(2,167)	—	82,027	—	82,027

Other income (expense):
Loan and guaranty servicing revenue	35,636	—	—	35,636	—	—	—	35,636	—	35,636
Intersegment servicing revenue	17,857	—	—	17,857	—	—	(17,857)	—	—	—
Tuition payment processing and campus commerce revenue	—	19,369	—	19,369	—	—	—	19,369	—	19,369
Enrollment services revenue	—	—	33,868	33,868	—	—	—	33,868	—	33,868
Software services revenue	4,777	—	—	4,777	—	—	—	4,777	—	4,777
Other income	—	—	—	—	4,136	2,356	—	6,492	—	6,492
Gain on sale of loans and debt repurchases	—	—	—	—	1,400	6,907	—	8,307	—	8,307
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	1,116	1,116
Derivative settlements, net	—	—	—	—	(4,038)	(114)	—	(4,152)	—	(4,152)
Total other income (expense)	58,270	19,369	33,868	111,507	1,498	9,149	(17,857)	104,297	1,116	105,413

Operating expenses:
Salaries and benefits	25,388	7,152	6,257	38,797	778	4,337	—	43,912	—	43,912
Cost to provide enrollment services	—	—	22,839	22,839	—	—	—	22,839	—	22,839
Depreciation and amortization	1,306	336	813	2,455	—	345	—	2,800	3,976	6,776
Restructure expense	—	—	—	—	—	—	—	—	—	—
Other	14,579	2,634	2,318	19,531	1,538	5,036	—	26,105	—	26,105
Intersegment expenses, net	1,369	1,093	818	3,280	18,147	(3,570)	(17,857)	—	—	—
Total operating expenses	42,642	11,215	33,045	86,902	20,463	6,148	(17,857)	95,656	3,976	99,632

Income (loss) before income taxes and corporate overhead allocation	15,643	8,160	823	24,626	65,208	834	—	90,668	(2,860)	87,808
Corporate overhead allocation	(753)	(251)	(251)	(1,255)	(1,255)	2,510	—	—	—	—
Income (loss) before income taxes	14,890	7,909	572	23,371	63,953	3,344	—	90,668	(2,860)	87,808
Income tax (expense) benefit	(5,658)	(3,005)	(217)	(8,880)	(24,302)	(833)	—	(34,015)	1,087	(32,928)
Net income (loss)	$9,232	4,904	355	14,491	39,651	2,511	—	56,653	(1,773)	54,880

	Three months ended March 31, 2010
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and	and		Total	Generation	Activity	Eliminations	Base	Adjustments	GAAP
	Guaranty	Campus	Enrollment	Fee-	and	and	and	net	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	income	Results	Operations

Total interest income	$13	8	—	21	135,262	1,598	(913)	135,968	—	135,968
Interest expense	—	—	—	—	45,656	6,116	(913)	50,859	—	50,859
Net interest income (loss)	13	8	—	21	89,606	(4,518)	—	85,109	—	85,109

Less provision for loan losses	—	—	—	—	5,000	—	—	5,000	—	5,000
Net interest income (loss) after provision for loan losses	13	8	—	21	84,606	(4,518)	—	80,109	—	80,109

Other income (expense):
Loan and guaranty servicing revenue	36,648	—	—	36,648	—	(254)	—	36,394	—	36,394
Intersegment servicing revenue	21,580	—	—	21,580	—	—	(21,580)	—	—	—
Tuition payment processing and campus commerce revenue	—	17,382	—	17,382	—	—	—	17,382	—	17,382
Enrollment services revenue	—	—	33,271	33,271	—	—	—	33,271	—	33,271
Software services revenue	4,344	—	—	4,344	—	—	—	4,344	—	4,344
Other income	224	—	—	224	4,768	2,268	—	7,260	—	7,260
Gain on sale of loans and debt repurchases	—	—	—	—	10,177	—	—	10,177	—	10,177
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	4,105	4,105
Derivative settlements, net	—	—	—	—	(2,423)	—	—	(2,423)	—	(2,423)
Total other income (expense)	62,796	17,382	33,271	113,449	12,522	2,014	(21,580)	106,405	4,105	110,510

Operating expenses:
Salaries and benefits	23,582	6,618	6,071	36,271	1,358	4,117	(1,102)	40,644	—	40,644
Cost to provide enrollment services	—	—	22,025	22,025	—	—	—	22,025	—	22,025
Depreciation and amortization	1,019	333	2,504	3,856	3	408	—	4,267	6,516	10,783
Restructure expense	1,205	—	—	1,205	—	(8)	—	1,197	—	1,197
Other	14,500	2,108	2,558	19,166	4,218	5,671	—	29,055	—	29,055
Intersegment expenses, net	1,843	774	433	3,050	20,825	(3,397)	(20,478)	—	—	—
Total operating expenses	42,149	9,833	33,591	85,573	26,404	6,791	(21,580)	97,188	6,516	103,704

Income (loss) before income taxes and corporate overhead allocation	20,660	7,557	(320)	27,897	70,724	(9,295)	—	89,326	(2,411)	86,915
Corporate overhead allocation	(1,189)	(396)	(396)	(1,981)	(1,981)	3,962	—	—	—	—
Income (loss) before income taxes	19,471	7,161	(716)	25,916	68,743	(5,333)	—	89,326	(2,411)	86,915
Income tax (expense) benefit (a)	(7,400)	(2,722)	273	(9,849)	(26,123)	2,463	—	(33,509)	916	(32,593)
Net income (loss)	$12,071	4,439	(443)	16,067	42,620	(2,870)	—	55,817	(1,495)	54,322

Additional information:
Net income (loss)	$12,071	4,439	(443)	16,067	42,620	(2,870)	—	55,817	(1,495)	54,322
Plus: Restructure expense (a)	1,205	—	—	1,205	—	(8)	—	1,197	(1,197)	—
Less: Net tax effect	(458)	—	—	(458)	—	3	—	(455)	455	—

Net income (loss), excluding restructure expense	$12,818	4,439	(443)	16,814	42,620	(2,875)	—	56,559	(2,237)	54,322

(a)  During the first quarter of 2010, the Company recorded restructuring charges associated with previously implemented restructuring plans.

The adjustments required to reconcile from the Company’s “base net income” measure to its GAAP results of operations relate to differing treatments for derivatives, foreign currency transaction adjustments, and amortization of intangible assets. These items are excluded from management’s evaluation of the Company’s operating results. The following tables reflect adjustments associated with these areas by operating segment and Corporate Activity and Overhead:

	Student	Tuition
	Loan	Payment		Asset	Corporate
	and	Processing		Generation	Activity
	Guaranty	and Campus	Enrollment	and	and
	Servicing	Commerce	Services	Management	Overhead	Total

	Three months ended March 31, 2011

Derivative market value and foreign currency adjustments (a)	$—	—	—	589	(1,705)	(1,116)
Amortization of intangible assets (b)	2,100	998	878	—	—	3,976
Net tax effect (c)	(798)	(379)	(334)	(224)	648	(1,087)

Total adjustments to GAAP	$1,302	619	544	365	(1,057)	1,773

	Three months ended March 31, 2010

Derivative market value and foreign currency adjustments (a)	$—	—	—	(4,561)	456	(4,105)
Amortization of intangible assets (b)	2,236	1,925	2,355	—	—	6,516
Net tax effect (c)	(850)	(732)	(898)	1,733	(169)	(916)

Total adjustments to GAAP	$1,386	1,193	1,457	(2,828)	287	1,495

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

(b)	Amortization of intangible assets: “Base net income” excludes the amortization of acquired intangibles.

(c)	Income taxes are applied based on 38% for the individual operating segments.

12.           Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investments (a)	$8,004	—	29,715	37,719
Fair value of derivative instruments (b)	—	169,505	—	169,505
Total assets	$8,004	169,505	29,715	207,224

Liabilities:
Fair value of derivative instruments (b)	$—	13,026	—	13,026
Total liabilities	$—	13,026	—	13,026

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investments (a)	$31,375	—	11,861	43,236
Fair value of derivative instruments (b)	—	118,346	—	118,346
Total assets	$31,375	118,346	11,861	161,582

Liabilities:
Fair value of derivative instruments (b)	$—	16,089	—	16,089
Total liabilities	$—	16,089	—	16,089

(a)
Investments represent investments classified by the Company as “trading securities” which are recorded at fair value on a recurring basis. Level 1 investments are measured based upon quoted prices and include investments traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities. Level 3 investments include student loan auction rate asset-backed securities. The fair value for the student loan auction rate asset-backed securities is determined using an income approach valuation technique (present value using the discount rate adjustment technique) that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk.

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

There were no transfers into or out of level 1, level 2, or level 3 for the three months ended March 31, 2011.

The following tables present a roll-forward of the fair value of Level 3 (significant unobservable inputs) assets for the three months ended March 31, 2011:

Level 3
Investments -
trading securities
Balance at December 31, 2010	$11,861
Total realized and unrealized gains (losses) included in income, net (a)	(80)
Purchases	23,890
Sales	(5,956)
Balance at March 31, 2011	$29,715
Total gains for the first quarter of 2011 included in income attributable
to the change in unrealized gains relating to assets held at March 31, 2011 (a)	$174

(a)	Realized and unrealized gains are included in “other income” in the Company’s consolidated statements of income.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheet:

	As of March 31, 2011		As of December 31, 2010
	Fair value	Carrying value	Fair value	Carrying value
Financial assets:
Student loans receivable	$24,356,412	23,536,415	24,836,538	23,948,014
Student loans receivable - held for sale	—	—	84,987	84,987
Cash and cash equivalents	48,137	48,137	283,801	283,801
Investments - trading securities	37,719	37,719	43,236	43,236
Restricted cash	514,398	514,398	453,748	453,748
Restricted cash – due to customers	63,292	63,292	88,528	88,528
Restricted investments	281,831	281,831	215,009	215,009
Accrued interest receivable	308,484	308,484	318,152	318,152
Derivative instruments	169,505	169,505	118,346	118,346

Financial liabilities:
Bonds and notes payable	24,054,953	24,066,092	24,651,191	24,672,472
Accrued interest payable	15,587	15,587	19,153	19,153
Due to customers	63,292	63,292	88,528	88,528
Derivative instruments	13,026	13,026	16,089	16,089

The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring basis are discussed above.  The remaining financial assets and liabilities were estimated using the following methods and assumptions:

Student Loans Receivable and Student Loans Receivable – Held for Sale

The Company’s student loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale. Student loans classified as held for sale at December 31, 2010 are those loans which the Company sold in January 2011 and were valued using the sales price (100% of par value) less the estimated credit risk related to this portfolio. The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. For all other loans, fair values were determined by modeling loan cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value, and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, and future interest rates and indice relationships. A number of significant inputs into the models are internally derived.

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

13.           Legal Proceedings

General

The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters principally consist of claims by student loan borrowers disputing the manner in which their student loans have been processed and disputes with other business entities. In addition, from time to time, the Company receives information and document requests from state or federal regulators concerning its business practices. The Company cooperates with these inquiries and responds to the requests. While the Company cannot predict the ultimate outcome of any inquiry or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations. Other than as specifically discussed below, on the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company’s management that the disposition or ultimate determination of these claims, lawsuits, and proceedings will not have a material adverse effect on the Company’s business, financial position, or results of operations.

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

Peterson’s filed a Motion to Dismiss the Plaintiff’s First Amended Complaint on February 16, 2011.  The Motion to Dismiss was denied by the Court on April 15, 2011 without oral argument. On April 29, 2011, Peterson’s filed a Motion for Reconsideration of the Court’s Order on the Motion to Dismiss.

Peterson's intends to continue to contest the suit vigorously.  Due to the uncertainty and risks inherent in the litigation process, an estimate of a reasonably possible loss, if any, or range of reasonably possible losses, if any, cannot be made.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three months ended March 31, 2011 and 2010. All dollars are in thousands, except per share amounts, unless otherwise noted.)

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

Reclassifications

Certain amounts previously reported within operating expenses have been reclassified to conform to the current period presentation. These reclassifications include:

•
Reclassifying “professional and other services,” “occupancy and communications,” “postage and distribution,” “advertising and marketing,” and “trustee and other debt related fees” to “other” operating expenses.

•	Reclassifying student list amortization, which was previously included in “advertising and marketing,” to “depreciation and amortization.”

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

The forward-looking statements are based on assumptions and analyses made by management in light of management’s experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances.  These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements.  These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent Quarterly Reports on Form 10-Q and elsewhere in this report, and include such risks and uncertainties as:

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

•
risks from changes in the student loan and educational credit and services marketplace resulting from the implementation of, or changes in, applicable laws and regulations, including the discontinuance of private sector student loan originations under the FFEL Program effective July 1, 2010, and the Company’s ability to maintain its loan servicing contract with the Department of Education to service federally-owned student loans and to comply with servicing agreements with third party customers for the service of loans under the Federal Direct Loan and FFEL Programs;

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

Legislative Impact to Operating Results

The Company has a portfolio of student loans in which it earns net interest income. These loans were originated and acquired by the Company under the FFEL Program.

On March 30, 2010, President Obama signed into law the Reconciliation Act of 2010.  Effective July 1, 2010, this law prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program.  The new law does not alter or affect the terms and conditions of existing FFELP loans.

As a result of the Reconciliation Act of 2010, effective July 1, 2010, the Company no longer originates new FFELP loans. In addition, as a result of this legislation, net interest income on the Company’s existing FFELP loan portfolio, as well as fee-based revenue from guarantee and third party FFELP servicing and education loan software licensing and consulting fees related to the FFEL Program, will decline over time as the Company’s and the Company’s customers’ FFELP loan portfolios are paid down.

Due to the legislative changes in the student loan industry, the Company believes there will be opportunities to purchase FFELP loan portfolios and/or expand its current level of guarantee and third party FFELP servicing volume on behalf of current FFELP participants looking to adjust their FFELP businesses.

Continue to Grow and Diversify Fee-Based Revenue

The Company has expanded products and services generated from businesses that are not dependent upon the FFEL Program, thereby reducing legislative and political risk related to the education lending industry. Revenues from these businesses are primarily generated from products and services offered in the Company’s Tuition Payment Processing and Campus Commerce and Enrollment Services operating segments. In addition, in September 2009, the Company began servicing federally-owned student loans for the Department of Education. The amount of federally-owned student loans originated through the Direct Loan Program is expected to increase substantially, which will lead to an increase in servicing volume and related revenue for the Company. A summary of revenue from the Company's fee-based businesses is shown below.

	Three months ended March 31,
	2011	2010	$ Change	% Change
Student Loan and Guaranty Servicing (a)	$40,428	41,229	(801)	(1.9	) %
Tuition Payment Processing and Campus Commerce	19,375	17,390	1,985	11.4
Enrollment Services (b)	33,868	33,271	597	1.8

Total revenue from fee-based businesses	$93,671	91,890	1,781	1.9%

(a)
The Student Loan and Guaranty Servicing operating segment included $6.5 million and $10.0 million of revenue earned from rehabilitation collections on defaulted loans in the first quarters of 2011 and 2010, respectively.

(b)
Growth in enrollment services revenue has been effected by the uncertainty in the for-profit college industry, as further discussed in this item 2 under "Student Loan and Guaranty Servicing Operating Segment - Results of Operations."

As shown below, the Company’s revenue and income before taxes related to its fee-based operating segments continues to increase. The table below includes the consolidated operating results of the Company excluding the Asset Generation and Management Operating segment. Thus, the below table reflects the operating results of the Company as if it was not generating any earnings from its student loan portfolio.

(a)
Excludes restructure and impairment expenses and a litigation settlement charge recognized in 2010. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information on total operating expenses by segment and these adjustments thereto.

Manage Operating Costs

Operating expenses decreased $4.1 million (3.9%) to $99.6 million, for the three months ended March 31, 2011 compared to the same period in 2010 as further discussed in this Item 2 under “Results of Operations – Operating Expenses.”

Maximize the Value of Existing Portfolio

Fixed rate floor income

Loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payment or the SAP formula set by the Department and the borrower rate, which is fixed over a period of time.  The SAP formula is based on an applicable indice plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan.  The Company generally finances its student loan portfolio with variable rate debt.  In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline.  In these interest rate environments, the Company earns additional spread income that it refers to as floor income.  For loans where the borrower rate is fixed to term, the Company earns floor income for an extended period of time, which the Company refers to as fixed rate floor income.

The Company’s core student loan spread (variable student loan spread including fixed rate floor contribution) and variable student loan spread (net interest margin excluding fixed rate floor income) is summarized below.

(a)
The interest earned on the majority of the Company’s FFELP student loan assets is indexed to the three-month commercial paper indice. The Company funds the majority of its assets with three-month LIBOR indexed floating rate securities. The relationship between these two indices has a significant impact on student loan spread. This table (the right axis) shows the difference between the average three-month LIBOR and commercial paper indices by quarter.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core spread follows.

	Three months ended March 31,
	2011	2010

Fixed rate floor income, gross	$37,900	39,127

Derivative settlements (a)	(6,218)	(3,856)

Fixed rate floor income, net	$31,682	35,271

Fixed rate floor income
contribution to spread, net	0.55%	0.59%

(a)Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2010 and 2011 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Item 3, “Quantitative and Qualitative Disclosures about Market Risk” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

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

As of March 31, 2011, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.71 billion as detailed below.

The forecasted cash flow presented below includes all loans currently funded in asset-backed securitizations.  As of March 31, 2011, the Company had $20.5 billion of loans included in asset-backed securitizations, which represented 88 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department of Education’s Conduit Program and other warehouse facilities or loans originated and/or acquired subsequent to March 31, 2011.

(a)	The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the percentage of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity and default rates.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securities transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $350 million to $410 million.

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

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of March 31, 2011, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a liability of $9.2 million. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

Use Liquidity to Capitalize on Market Opportunities

The Company has used and will continue to use its improved liquidity position to capitalize on market opportunities, including debt repurchases, student loan purchases, and stock repurchases. During the first quarter of 2011, the Company purchased debt and student loans, as discussed below.

Debt Repurchases

During the first quarter of 2011, the Company used operating cash to repurchase outstanding debt as summarized below. Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par are becoming more limited.

	Three months ended March 31, 2011
	Notional amount	Purchase price	Gain

Unsecured debt - Junior Subordinated Hybrid Securities	$62,558	55,651	6,907
Asset-backed securities	600	545	55
	$63,158	56,196	6,962

Student Loan Purchases

During the first three months of 2011, the Company purchased $240.7 million (par value) of student loans.  The Company believes there will be additional opportunities to purchase FFELP loan portfolios and/or expand its current level of guarantee and third party FFELP servicing volume from current FFELP participants looking to modify their involvement and/or exit the market.

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

The Company’s portfolio of FFELP loans originated prior to April 1, 2006 earns interest at the higher of a variable rate based on the special allowance payment or SAP formula set by the Department of Education and the borrower rate.  The SAP formula is based on an applicable indice plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan.  The Company’s portfolio of FFELP loans originated on or after April 1, 2006 earns interest at a variable rate based on the SAP formula.  For the portfolio of loans originated on or after April 1, 2006, when the borrower rate exceeds the variable rate based on the SAP formula, the Company must return the excess to the Department.

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

Operating Expenses

Operating expenses includes indirect costs incurred to generate and acquire student loans; costs incurred to manage and administer the Company’s student loan portfolio and its financing transactions; costs incurred to service the Company’s student loan portfolio and the portfolios of third parties; collection costs related to rehabilitation revenue; the cost to provide enrollment services; costs incurred to provide tuition payment processing, campus commerce, resource center and list marketing services, and software and technical services to third parties; the depreciation and amortization of capital assets and intangible assets; investments in products, services, and technology to meet customer needs and support continued revenue growth; and other general and administrative expenses.  The cost to provide enrollment services, as discussed previously, consists of costs incurred to provide interactive marketing and publishing and editing services in the Company’s Enrollment Services operating segment.  Operating expenses in 2010 also includes employee termination benefits and lease termination costs.

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Net Interest Income (net of settlements on derivatives)

	Three months ended March 31,
			Change
	2011	2010	$	%
Interest income:
Loan interest	$137,358	134,967	2,391	1.8%
Investment interest	726	1,001	(275)	(27.5)
Total interest income	138,084	135,968	2,116	1.6
Interest expense:
Interest on bonds and notes payable	52,307	50,859	1,448	2.8
Net interest income	85,777	85,109	668	0.8
Provision for loan losses	3,750	5,000	(1,250)	(25.0)
Net interest income after
provision for loan losses	82,027	80,109	1,918	2.4

Derivative settlements, net (a)	(4,152)	(2,423)	(1,729)	71.4

Net interest income after
provision for loan losses (net of
settlements on derivatives)	$77,875	77,686	189	0.2%

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

Net interest income after provision for loan losses, net of settlements on derivatives, changed for the three months ended March 31, 2011 compared to the same period in 2010 as follows:

	Three months ended March 31,		Change
	2011	2010	$	%

Variable student loan interest margin, net
of settlements on derivatives (a)	$52,530	52,530	—	—%
Fixed rate floor income, net of
settlements on derivatives (b)	31,682	35,271	(3,589)	(10.2)
Investment interest (c)	726	1,001	(275)	(27.5)
Corporate debt interest expense (d)	(3,313)	(6,116)	2,803	(45.8)
Provision for loan losses (e)	(3,750)	(5,000)	1,250	(25.0)

Net interest income after
provision for loan losses (net of
settlements on derivatives)	$77,875	77,686	189	0.2%

(a)
Variable student loan spread increased to 0.91% for the three months ended March 31, 2011 compared with 0.86% for the same period in 2010 offset by a decrease in the average balance of student loans as further discussed in this Item 2 under “Asset Generation and Management Operating Segment – Results of Operations – Student Loan Spread Analysis.”

(b)
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate generating fixed rate floor income. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” for additional information.

(c)	Investment interest decreased for the three months ended March 31, 2011 compared with the same period in 2010 due to a decrease in average cash held.

(d)
Corporate debt interest expense includes interest expense incurred by the Company on its 5.125% Senior Notes due 2010 (the “Senior Notes”), Junior Subordinated Hybrid Securities, and its $750 million unsecured line of credit. Corporate debt interest expense decreased for the three months ended March 31, 2011 compared with the same period in 2010 due to a reduction in debt outstanding due to the purchase of Junior Subordinated Hybrid Securities, the maturity of the Senior Notes on June 1, 2010, and using excess cash to pay down a portion of the unsecured line of credit.

(e)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses inherent in the Company's portfolio of loans.  The provision for loan losses recognized by the Company decreased during the three months ended March 31, 2011 compared to the same period in 2010, primarily due to a decrease in the dollar amount of the Company's student loan portfolio, including those loans in repayment and loans delinquent, as well as continued aging of the portfolio.

Other Income

	Three months ended March 31,		Change
	2011	2010	$	%

Loan and guaranty servicing revenue (a)	$35,636	36,394	(758)	(2.1	) %
Tuition payment processing and campus commerce revenue (b)	19,369	17,382	1,987	11.4
Enrollment services revenue (c)	33,868	33,271	597	1.8
Software services revenue	4,777	4,344	433	10.0
Other income (d)	6,492	7,260	(768)	(10.6)
Gain on sale of loans and debt repurchases, net (e)	8,307	10,177	(1,870)	(18.4)
Derivative market value and foreign currency adjustments (f)	1,116	4,105	(2,989)	(72.8)
Derivative settlements, net (g)	(4,152)	(2,423)	(1,729)	71.4
Total other income	$105,413	110,510	(5,097)	(4.6	) %

(a)
“Loan and guaranty servicing revenue” decreased due to decreases in FFELP servicing and guaranty servicing revenue, partially offset by an increase in servicing revenue from the Department of Education. See Item 2 under “Student Loan and Guaranty Servicing Operating Segment – Results of Operations” for additional information.

(b)
“Tuition payment processing and campus commerce revenue” increased due to an increase in the number of managed tuition payment plans and an increase in campus commerce customers as discussed in this Item 2 under “Tuition Payment Processing and Campus Commerce Operating Segment – Results of Operations.”

(c)
“Enrollment services revenue” increased due to an increase in interactive marketing revenue, offset by a decrease in revenue from other enrollment products and services, as further discussed in this Item 2 under “Enrollment Services Operating Segment – Results of Operations.” Growth in enrollment services revenue has been effected by the uncertainty in the for-profit college industry.

(d)	The following table summarizes the components of “other income”.

	Three months ended March 31,
	2011	2010

Borrower late fee income	$3,590	3,258
Other	2,902	4,002

Other income	$6,492	7,260

(e)   “Gain on sale of loans and debt repurchases” includes the following:

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain

Gains on debt repurchases:
Junior Subordinated Hybrid Securities	$62,558	55,651	6,907	—	—	—
Asset-backed securities	600	545	55	274,250	264,073	10,177
	$63,158	56,196	6,962	274,250	264,073	10,177
Gain on sale of loans			1,345			—

Gain on sale of loans and debt repurchases			$8,307			$10,177

Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par are becoming more limited.

(f)
The change in “derivative market value and foreign currency adjustments” is the result of the change in the fair value of the Company’s derivative portfolio and transaction gains/losses resulting from the re-measurement of the Company’s Euro-denominated bonds to U.S. dollars. These changes are summarized below.

	Three months ended March 31,
	2011	2010

Change in fair value of derivatives - income (expense)	$66,450	(67,570)
Foreign currency transaction adjustment - income (expense)	(65,334)	71,675

Derivative market value and foreign currency adjustments - income (expense)	$1,116	4,105

(g)
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

Operating Expenses

As shown below, operating expenses decreased for the three months ended March 31, 2011 compared to the same period in 2010.

	Three months ended March 31,		Change
	2011	2010	$	%

Salaries and benefits (a)	$43,912	40,644	3,268	8.0%
Cost to provide enrollment services (b)	22,839	22,025	814	3.7
Depreciation and amortization (c )	6,776	10,783	(4,007)	(37.2)
Restructure expense (d)	—	1,197	(1,197)	(100.0)
Other expenses (e)	26,105	29,055	(2,950)	(10.2)
Total operating expenses	$99,632	103,704	(4,072)	(3.9%

(a)	Salaries and benefits increased as a result of supporting the increase in government servicing volume in the Student Loan and Guaranty Servicing operating segment.

(b)	Cost to provide enrollment services increased as a direct result of the increase in interactive marketing revenue in the Enrollment Services operating segment.

(c)
Depreciation and amortization decreased due to decreases in the amortization of intangible assets and student list costs.  In 2010, the Company accelerated amortization of student list costs to better reflect the pattern in which the economic benefit of this asset is used to generate revenue.

(d)	Restructure expenses incurred in 2010 were related to a 2009 restructuring plan. This plan was completed during the third quarter of 2010.

(e)	Other expenses decreased due to a decrease in collection costs related to loan rehabilitation revenue.

Income Taxes

The Company’s effective tax rate was 37.5% for the three months ended March 31, 2011 and 2010.

Segment Operating Results

Additional information on the Company’s results of operations is included with the discussion of the Company’s operating segments in this Item 2 under “Operating Segments.”

Financial Condition as of March 31, 2011 compared to December 31, 2010

	As of	As of
	March 31,	December 31,	Change
	2011	2010	Dollars	Percent
Assets:
Student loans receivable, net	$23,536,415	23,948,014	(411,599)	(1.7	) %
Student loans receivable - held for sale	—	84,987	(84,987)	100.0
Cash, cash equivalents, and investments	945,377	1,084,322	(138,945)	(12.8)
Goodwill	117,118	117,118	—	—
Intangible assets, net	34,736	38,712	(3,976)	(10.3)
Fair value of derivative instruments	169,505	118,346	51,159	43.2
Other assets	491,548	502,393	(10,845)	(2.2)
Total assets	$25,294,699	25,893,892	(599,193)	(2.3	) %

Liabilities:
Bonds and notes payable	$24,066,092	24,672,472	(606,380)	(2.5	) %
Fair value of derivative instruments	13,026	16,089	(3,063)	(19.0)
Other liabilities	260,214	298,698	(38,484)	(12.9)
Total liabilities	24,339,332	24,987,259	(647,927)	(2.6)

Shareholders' equity	955,367	906,633	48,734	5.4
Total liabilities and shareholders' equity	$25,294,699	25,893,892	(599,193)	(2.3	) %

Total assets and total liabilities decreased during 2011.  The decrease in total assets was primarily due to the decrease of student loans receivable, net, which occurred as a result of repayments and the loss of loans to consolidation to external parties partially offset by the acquisition of loan portfolios from third parties. The decrease in total liabilities was primarily due to the Company paying down bonds and notes payable.  See the activity of loans acquired in this Item 2 under “Asset Generation and Management – Results of Operations.”

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

The accounting policies of the Company’s operating segments are the same as those described in note 2 in the notes to the consolidated financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010. Intersegment revenues are charged by a segment to another segment that provides the product or service.  Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management.  Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information. The Company allocates certain corporate overhead expenses to the individual operating segments.  These expenses include certain corporate activities related to executive management, human resources, accounting, legal, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services.

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

Income Taxes

For segment reporting, income taxes are applied based on 38% of income (loss) before taxes for each individual operating segment. The difference between the consolidated income tax expense and the sum of taxes calculated for each operating segment is included in income taxes in Corporate Activity and Overhead.

Reclassifications

Certain amounts previously reported within operating expenses have been reclassified to conform to the current period presentation. These reclassifications had no effect on any of the segments’ net income or assets and liabilities.

Segment Results and Reconciliations to GAAP

	Three months ended March 31, 2011
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and	and		Total	Generation	Activity	Eliminations	Base	Adjustments	GAAP
	Guaranty	Campus	Enrollment	Fee-	and	and	and	net	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	income	Results	Operations

Total interest income	$15	6	—	21	137,639	1,146	(722)	138,084	—	138,084
Interest expense	—	—	—	—	49,716	3,313	(722)	52,307	—	52,307
Net interest income (loss)	15	6	—	21	87,923	(2,167)	—	85,777	—	85,777

Less provision for loan losses	—	—	—	—	3,750	—	—	3,750	—	3,750
Net interest income (loss) after provision for loan losses	15	6	—	21	84,173	(2,167)	—	82,027	—	82,027

Other income (expense):
Loan and guaranty servicing revenue	35,636	—	—	35,636	—	—	—	35,636	—	35,636
Intersegment servicing revenue	17,857	—	—	17,857	—	—	(17,857)	—	—	—
Tuition payment processing and campus commerce revenue	—	19,369	—	19,369	—	—	—	19,369	—	19,369
Enrollment services revenue	—	—	33,868	33,868	—	—	—	33,868	—	33,868
Software services revenue	4,777	—	—	4,777	—	—	—	4,777	—	4,777
Other income	—	—	—	—	4,136	2,356	—	6,492	—	6,492
Gain on sale of loans and debt repurchases	—	—	—	—	1,400	6,907	—	8,307	—	8,307
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	1,116	1,116
Derivative settlements, net	—	—	—	—	(4,038)	(114)	—	(4,152)	—	(4,152)
Total other income (expense)	58,270	19,369	33,868	111,507	1,498	9,149	(17,857)	104,297	1,116	105,413

Operating expenses:
Salaries and benefits	25,388	7,152	6,257	38,797	778	4,337	—	43,912	—	43,912
Cost to provide enrollment services	—	—	22,839	22,839	—	—	—	22,839	—	22,839
Depreciation and amortization	1,306	336	813	2,455	—	345	—	2,800	3,976	6,776
Restructure expense	—	—	—	—	—	—	—	—	—	—
Other	14,579	2,634	2,318	19,531	1,538	5,036	—	26,105	—	26,105
Intersegment expenses, net	1,369	1,093	818	3,280	18,147	(3,570)	(17,857)	—	—	—
Total operating expenses	42,642	11,215	33,045	86,902	20,463	6,148	(17,857)	95,656	3,976	99,632

Income (loss) before income taxes and corporate overhead allocation	15,643	8,160	823	24,626	65,208	834	—	90,668	(2,860)	87,808
Corporate overhead allocation	(753)	(251)	(251)	(1,255)	(1,255)	2,510	—	—	—	—
Income (loss) before income taxes	14,890	7,909	572	23,371	63,953	3,344	—	90,668	(2,860)	87,808
Income tax (expense) benefit	(5,658)	(3,005)	(217)	(8,880)	(24,302)	(833)	—	(34,015)	1,087	(32,928)
Net income (loss)	$9,232	4,904	355	14,491	39,651	2,511	—	56,653	(1,773)	54,880

	Three months ended March 31, 2010
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and	and		Total	Generation	Activity	Eliminations	Base	Adjustments	GAAP
	Guaranty	Campus	Enrollment	Fee-	and	and	and	net	to GAAP	Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Reclassifications	income	Results	Operations

Total interest income	$13	8	—	21	135,262	1,598	(913)	135,968	—	135,968
Interest expense	—	—	—	—	45,656	6,116	(913)	50,859	—	50,859
Net interest income (loss)	13	8	—	21	89,606	(4,518)	—	85,109	—	85,109

Less provision for loan losses	—	—	—	—	5,000	—	—	5,000	—	5,000
Net interest income (loss) after provision for loan losses	13	8	—	21	84,606	(4,518)	—	80,109	—	80,109

Other income (expense):
Loan and guaranty servicing revenue	36,648	—	—	36,648	—	(254)	—	36,394	—	36,394
Intersegment servicing revenue	21,580	—	—	21,580	—	—	(21,580)	—	—	—
Tuition payment processing and campus commerce revenue	—	17,382	—	17,382	—	—	—	17,382	—	17,382
Enrollment services revenue	—	—	33,271	33,271	—	—	—	33,271	—	33,271
Software services revenue	4,344	—	—	4,344	—	—	—	4,344	—	4,344
Other income	224	—	—	224	4,768	2,268	—	7,260	—	7,260
Gain on sale of loans and debt repurchases	—	—	—	—	10,177	—	—	10,177	—	10,177
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	4,105	4,105
Derivative settlements, net	—	—	—	—	(2,423)	—	—	(2,423)	—	(2,423)
Total other income (expense)	62,796	17,382	33,271	113,449	12,522	2,014	(21,580)	106,405	4,105	110,510

Operating expenses:
Salaries and benefits	23,582	6,618	6,071	36,271	1,358	4,117	(1,102)	40,644	—	40,644
Cost to provide enrollment services	—	—	22,025	22,025	—	—	—	22,025	—	22,025
Depreciation and amortization	1,019	333	2,504	3,856	3	408	—	4,267	6,516	10,783
Restructure expense	1,205	—	—	1,205	—	(8)	—	1,197	—	1,197
Other	14,500	2,108	2,558	19,166	4,218	5,671	—	29,055	—	29,055
Intersegment expenses, net	1,843	774	433	3,050	20,825	(3,397)	(20,478)	—	—	—
Total operating expenses	42,149	9,833	33,591	85,573	26,404	6,791	(21,580)	97,188	6,516	103,704

Income (loss) before income taxes and corporate overhead allocation	20,660	7,557	(320)	27,897	70,724	(9,295)	—	89,326	(2,411)	86,915
Corporate overhead allocation	(1,189)	(396)	(396)	(1,981)	(1,981)	3,962	—	—	—	—
Income (loss) before income taxes	19,471	7,161	(716)	25,916	68,743	(5,333)	—	89,326	(2,411)	86,915
Income tax (expense) benefit (a)	(7,400)	(2,722)	273	(9,849)	(26,123)	2,463	—	(33,509)	916	(32,593)
Net income (loss)	$12,071	4,439	(443)	16,067	42,620	(2,870)	—	55,817	(1,495)	54,322

Additional information:
Net income (loss)	$12,071	4,439	(443)	16,067	42,620	(2,870)	—	55,817	(1,495)	54,322
Plus: Restructure expense (a)	1,205	—	—	1,205	—	(8)	—	1,197	(1,197)	—
Less: Net tax effect	(458)	—	—	(458)	—	3	—	(455)	455	—

Net income (loss), excluding restructure expense	$12,818	4,439	(443)	16,814	42,620	(2,875)	—	56,559	(2,237)	54,322

(a)    During the first quarter of 2010, the Company recorded restructuring charges associated with previously implemented restructuring plans.

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

The adjustments required to reconcile from the Company’s “base net income” measure to its GAAP results of operations relate to differing treatments for derivatives, foreign currency transaction adjustments, and amortization of intangible assets. These items are excluded from management’s evaluation of the Company’s operating results. The following table reflects adjustments associated with these areas by operating segment and Corporate Activity and Overhead:

	Student	Tuition
	Loan	Payment		Asset	Corporate
	and	Processing		Generation	Activity
	Guaranty	and Campus	Enrollment	and	and
	Servicing	Commerce	Services	Management	Overhead	Total

	Three months ended March 31, 2011

Derivative market value and foreign currency adjustments	$—	—	—	589	(1,705)	(1,116)
Amortization of intangible assets	2,100	998	878	—	—	3,976
Net tax effect (a)	(798)	(379)	(334)	(224)	648	(1,087)

Total adjustments to GAAP	$1,302	619	544	365	(1,057)	1,773

	Three months ended March 31, 2010

Derivative market value and foreign currency adjustments	$—	—	—	(4,561)	456	(4,105)
Amortization of intangible assets	2,236	1,925	2,355	—	—	6,516
Net tax effect (a)	(850)	(732)	(898)	1,733	(169)	(916)

Total adjustments to GAAP	$1,386	1,193	1,457	(2,828)	287	1,495

(a)	Income taxes are applied based on 38% for the individual operating segments.

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

“Base net income” excludes the foreign currency transaction gains or losses caused by the re-measurement of the Company’s Euro-denominated bonds to U.S. dollars.  In connection with the issuance of the Euro-denominated bonds, the Company has entered into cross-currency interest rate swaps.  Under the terms of these agreements, the principal payments on the Euro-denominated notes will effectively be paid at the exchange rate in effect at the issuance date of the bonds.  The cross-currency interest rate swaps also convert the floating rate paid on the Euro-denominated bonds (EURIBOR index) to an indice based on LIBOR.   Included in “base net income” are the economic effects of any cash paid or received being recognized as an expense or revenue upon actual settlements of the cross-currency interest rate swaps. These settlements are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the Company’s consolidated statements of income.  However, the gains or losses caused by the re-measurement of the Euro-denominated bonds to U.S. dollars and the change in market value of the cross-currency interest rate swaps are excluded from “base net income” as the Company believes the point-in-time estimates of value that are subject to currency rate fluctuations related to these financial instruments make it difficult to evaluate the ongoing results of operations against the Company’s business plan and affect the period-to-period comparability of the results of operations.  The re-measurement of the Euro-denominated bonds generally correlates with the change in fair value of the cross-currency interest rate swaps.  However, the Company will experience unrealized gains or losses related to the cross-currency interest rate swaps if the two underlying indices (and related forward curve) do not move in parallel.

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

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

The following are the primary service offerings the Company offers as part of its Student Loan and Guaranty Servicing segment:

•	Servicing FFELP loans
•	Originating and servicing non-federally insured student loans
•	Servicing federally-owned student loans for the Department of Education
•	Servicing and outsourcing services for guaranty agencies
•	Student loan servicing software and other information technology products and services

The Student Loan and Guaranty Servicing operating segment provides for the servicing of the Company’s student loan portfolios and the portfolios of third parties. The loan servicing activities include loan origination activities, loan conversion activities, application processing, borrower updates, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company’s portfolio in addition to generating external fee revenue when performed for third party clients.

Beginning in 2009, the Company began servicing loans for the Department of Education as further discussed below.

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

In addition, the Company is offering a hosted servicing software solution to third parties that can be used by third parties to service various types of student loans including Federal Direct Program and FFEL Program loans.  Currently, the Company has agreements with third parties, including a contract with an incumbent Direct Loan Program service provider, to add more than 12 million borrowers to its hosted servicing software solution.  Timing of conversion has not been finalized; however, the Company believes it will begin recognizing revenue in 2012.

Direct Loan Servicing Contract

In June 2009, the Company was one of four private sector companies awarded a student loan servicing contract by the Department of Education to provide additional servicing capacity for loans owned by the Department. These loans included Direct Loan Program loans and FFEL Program loans purchased by the Department under the authority granted in the ECASLA legislation. In September 2009, the Department began assigning FFEL purchased loans to the four servicers. Beginning with the second year of servicing, the Department began allocating new loan volume among the four servicers based on five performance metrics.

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

Segment Summary of Results

The results for the three months ended March 31, 2011 compared to the same period in 2010 include:

•	A decrease in FFELP servicing revenue due to the loss of servicing volume from third party customers.

•	An increase in government servicing revenue due to increased volume from the Department.

•	A decrease in guaranty servicing revenue due to a decrease in rehabilitation collection revenue and the amortization of the guaranty servicing portfolio.

•	A lower operating margin as the result of the growing government servicing portfolio as a percent of the Company’s total servicing portfolio.

Student Loan Servicing Volumes (dollars in millions)

Company Owned	$23,139	$24,378	$26,351	$26,183	$23,727	$23,249

% of total	61.6%	56.7%	55.3%	47.0%	38.6%	34.2%

Number of borrowers:

Government
servicing:	441,913	1,055,896	1,530,308	2,510,630	2,804,502	2,814,142

FFELP
servicing:	2,311,558	2,327,016	2,329,150	2,227,288	1,912,748	1,870,538

Total:	2,753,471	3,382,912	3,859,458	4,737,918	4,717,250	4,684,680

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

	Three months ended March 31,		Change
	2011	2010	$	%
Net interest income	$15	13	2	15.4%

Loan and guaranty servicing revenue	35,636	36,648	(1,012)	(2.8)
Intersegment servicing revenue	17,857	21,580	(3,723)	(17.3)
Software services revenue	4,777	4,344	433	10.0
Other income	—	224	(224)	(100.0)
Total other income	58,270	62,796	(4,526)	(7.2)
Salaries and benefits	25,388	23,582	1,806	7.7
Depreciation and amortization	1,306	1,019	287	28.2
Restructure expense	—	1,205	(1,205)	(100.0)
Other expenses	14,579	14,500	79	0.5
Intersegment expenses, net	1,369	1,843	(474)	(25.7)
Total operating expenses	42,642	42,149	493	1.2
"Base net income" before income taxes and corporate overhead allocation	15,643	20,660	(5,017)	(24.3)
Corporate overhead allocation	(753)	(1,189)	436	(36.7)
"Base net income" before income taxes	14,890	19,471	(4,581)	(23.5)
Income tax expense	(5,658)	(7,400)	1,742	(23.5)
"Base net income"	$9,232	12,071	(2,839)	(23.5	) %

Additional information:
"Base net income"	$9,232	12,071	(2,839)	(23.5	) %
Restructure expense	—	1,205	(1,205)	(100.0)
Net tax effect	—	(458)	458	(100.0)

"Base net income," excluding restructure expense	$9,232	12,818	(3,586)	(28.0	) %

Before Tax Operating Margin, excluding restructure expense	25.5%	32.9%

Loan and guaranty servicing revenue.

	Three months ended March 31,
	2011			2010
	Origination	Servicing	Total	Origination	Servicing	Total
	revenue	revenue	revenue	revenue	revenue	revenue

FFELP servicing (a)	$—	6,997	6,997	$168	12,456	12,624

Private servicing	274	2,143	2,417	196	1,923	2,119

Government servicing (b)	—	12,285	12,285	—	3,540	3,540

Guaranty servicing (c)	—	13,937	13,937	82	18,283	18,365

Loan and guaranty servicing revenue	$274	35,362	35,636	$446	36,202	36,648

a)
FFELP servicing revenue decreased during the first quarter of 2011 compared to the same period in 2010 due to the loss of servicing volume from third party customers as a result of these customers selling their portfolios to the Company and/or the Department under the Purchase Program.  Activity in the secondary market has increased as lender’s look to re-finance existing portfolios, sell portfolios to other lenders, or consolidate portfolios to a single servicer.

b)
The Company began servicing loans for the Department in September 2009.  Government servicing revenue increased during the first quarter of 2011 compared to the same period in 2010 due to increased volume from the Department.

c)
Guaranty servicing revenue decreased in 2011 due to a reduction in revenue earned from rehabilitation collections on defaulted loan assets.  For the three months ended March 31, 2011, the Company earned $6.5 million in revenue from rehabilitation collections compared to $10.0 million for the same period in 2010.  Excluding the rehabilitation collection revenue, revenue from guaranty servicing decreased $0.9 million for the three months ended March 31, 2011 compared to the same period in 2010 due to the amortization of the guaranty servicing portfolio.

Intersegment servicing revenue. Intersegment servicing revenue includes servicing revenue earned for the Student Loan and Guaranty Servicing operating segment as a result of servicing loans for the Asset Generation and Management operating segment.  This revenue decreased as a result of the Company no longer originating FFELP loans.

Operating expenses.  Excluding restructure expense and collection costs related to loan rehabilitation revenue, operating expenses increased $3.6 million (10.1%) for the three months ended March 31, 2011 compared with the same periods in 2010.  These increases were due to incurring additional costs to support the increase in government servicing volume.

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

In the K-12 market, the Company offers actively managed tuition payment plans as well as assistance with financial needs assessment, enrollment management, and donor management. The Company offers two principal products to the higher education market: actively managed tuition payment plans and campus commerce technologies and payment processing.

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

Segment Summary of Results

The results for the three months ended March 31, 2011 compared to the same period in 2010 include:

•	An increase in revenue as a result of an increase in the number of managed tuition payment plans and campus commerce transactions processed.

•	A consistent operating margin, which includes expenses related to continued investments in new products and services.

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

	Three months ended March 31,		Change
	2011	2010	$	%
Net interest income	$6	8	(2)	(25.0)%

Tuition payment processing and campus commerce revenue	19,369	17,382	1,987	11.4
Salaries and benefits	7,152	6,618	534	8.1
Depreciation and amortization	336	333	3	0.9
Other expenses	2,634	2,108	526	25.0
Intersegment expenses, net	1,093	774	319	41.2
Total operating expenses	11,215	9,833	1,382	14.1
"Base net income" before income taxes and corporate overhead allocation	8,160	7,557	603	8.0
Corporate overhead allocation	(251)	(396)	145	(36.6)
"Base net income" before income taxes	7,909	7,161	748	10.4
Income tax expense	(3,005)	(2,722)	(283)	10.4
"Base net income"	$4,904	4,439	465	10.5%

Before Tax Operating Margin	40.8%	41.2%

Tuition payment processing and campus commerce revenue. Tuition payment processing and campus commerce revenue increased in 2011 compared to the same period in 2010 as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce customers.

Operating expenses. Operating expenses increased in 2011 compared to the same period in 2010 as a result of incurring additional costs to support the increase in the number of managed tuition payment plans and campus commerce customers.  In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings.  These investments increased operating expenses in 2011 compared to 2010.

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

Approximately 95% of interactive marketing revenue included in this segment is generated from for-profit schools. The revenue and margins of the Enrollment Services operating segment could be negatively impacted by decelerations in growth rates and declines in enrollments at for-profit schools, which could result from proposed regulations to exclude career education programs from receiving federal student financial aid if they do not meet certain debt-to-income and student loan repayment measures.

Segment Summary of Results

The results for the three months ended March 31, 2011 compared to the same period in 2010 include:

•	Minimal growth in revenue and a decrease in operating margin due to the effects from uncertainty in the for-profit college industry.

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

	Three months ended March 31,		Change
	2011	2010	$	%
Enrollment services revenue	$33,868	33,271	597	1.8%
Salaries and benefits	6,257	6,071	186	3.1
Cost to provide enrollment services	22,839	22,025	814	3.7
Depreciation and amortization	813	2,504	(1,691)	(67.5)
Other expenses	2,318	2,558	(240)	(9.4)
Intersegment expenses, net	818	433	385	88.9
Total operating expenses	33,045	33,591	(546)	(1.6)
"Base net income" before income taxes and corporate overhead allocation	823	(320)	1,143	(357.2)
Corporate overhead allocation	(251)	(396)	145	(36.6)
"Base net income" before income taxes	572	(716)	1,288	(179.9)
Income tax expense	(217)	273	(490)	(179.5)
"Base net income"	$355	(443)	798	(180.1	) %

Before Tax Operating Margin	1.7%	(2.2)%

Before Tax Operating Margin (a)	3.6%	4.7%

(a)   Excludes student list cost amortization expense.

Enrollment services revenue, cost to provide enrollment services, and gross profit.

	Three months ended March 31, 2011
				Resource
				centers
	Interactive	Publishing		and list
	marketing (a)	services (b)	Subtotal	marketing	Total

Enrollment services revenue	$28,964	1,709	30,673	3,195	33,868
Cost to provide enrollment services	22,325	514	22,839

Gross profit	$6,639	1,195	7,834

Gross profit %	22.9%	69.9%	25.5%

	Three months ended March 31, 2010
				Resource
				centers
	Interactive	Publishing		and list
	marketing (a)	services (b)	Subtotal	marketing	Total

Enrollment services revenue	$27,767	2,394	30,161	3,110	33,271
Cost to provide enrollment services	21,198	827	22,025

Gross profit	$6,569	1,567	8,136

Gross profit %	23.7%	65.5%	27.0%

(a)
Interactive marketing revenue increased $1.2 million (4.3%) for the three months ended March 31, 2011 compared to the same period in 2010 as a result of an increase in interactive marketing services volume. The gross profit margin for the three months ended March 31, 2011 compared to 2010 decreased as a result of more competitive pricing. Revenue and profit margin have been affected by the uncertainty in the for-profit college industry.

(b)
Publishing services revenue decreased $0.7 million (28.6%) for the three months ended March 31, 2011 compared to the same period in 2010. The decrease is due to competition related to online delivery of similar products. The gross profit margin for publishing and editing services increased as a result of a shift in the mix of products sold.

Depreciation and amortization.  Depreciation and amortization for the three months ended March 31, 2011 and 2010 includes $0.7 million and $2.3 million, respectively, of amortization expense related to student list costs. In 2010, the Company accelerated the amortization of student list costs to better reflect the pattern in which the economic benefit of this asset is used to generate revenue.

Operating expenses.  Excluding the cost to provide enrollment services and student list cost amortization expense, operating expenses increased $0.3 million (2.8%) for the three months ended March 31, 2011 compared to the same period in 2010 as a result of incurring additional costs to support the increase in interactive marketing revenue. In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings. These investments increased operating expenses in 2011 compared to 2010.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

The Asset Generation and Management Operating Segment includes the acquisition, management, and ownership of the Company’s student loan assets, which has historically been the Company’s largest product and service offering. The Company generates a substantial portion of its earnings from the spread, referred to as the Company’s student loan spread, between the yield it receives on its student loan portfolio and the associated costs to finance such portfolio. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose. In addition to the student loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as  servicing of the assets and debt maintenance are included in this segment.

As a result of legislation (the Reconciliation Act of 2010), effective July 1, 2010, all new federal loan originations are made through the Direct Loan Program and the Company no longer originates FFELP loans. This legislation does not alter or affect the terms and conditions of existing FFELP loans.

Segment Summary of Results

The results for the three months ended March 31, 2011 compared to the same period in 2010 include:

•	Continued recognition of significant fixed rate floor income due to historically low interest rates.

•
A decrease in the variable student loan spread as a result of a slight widening of the CP/LIBOR spread partially offset by a decrease in the amortization of loan premiums/discounts and deferred origination costs as a result of loans purchased at a discount.

•	The purchase of $241 million of FFELP student loans during the first three months of 2011 from various third parties.

•
The repurchase of $274.3 million of asset-backed securities resulting in a $10.2 million gain in the first quarter of 2010. Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par are becoming more limited. During the first quarter of 2011, the Company repurchased $0.6 million of its asset-based securities resulting in a gain of approximately $55,000.

Student Loan Portfolio

The tables below outline the components of the Company’s student loan portfolio:

	As of March 31, 2011	As of December 31, 2010
	Held for investment	Held for investment	Held for sale (a)
Federally insured loans:
Stafford and other	$7,768,886	7,927,525	—
Consolidation	15,598,821	15,830,174	—
Total	23,367,707	23,757,699	—
Non-federally insured loans	23,489	26,370	84,987
	23,391,196	23,784,069	84,987
Unamortized loan discount/premiums and deferred origination costs, net	186,316	207,571	—
Allowance for loan losses – federally insured loans	(31,553)	(32,908)	—
Allowance for loan losses – non-federally insured loans	(9,544)	(10,718)	—
	$23,536,415	23,948,014	84,987

(a)
On January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent.  As of December 31, 2010, the Company classified this portfolio as held-for-sale and the loans were carried at fair value.

Origination and Acquisition

The following table sets forth the activity of loans originated or acquired:

	Three months ended March 31,
	2011	2010

Beginning balance (loans held for investment)	$23,784,069	23,635,874

Loan originations	—	587,483
Loan acquisitions	240,733	963,258

Total originations and acquisitions	240,733	1,550,741
	-
Repayments, claims, capitalized interest, participations, and other	(424,896)	(491,553)
Consolidation loans lost to external parties	(205,710)	(123,878)
Loans sold	(3,000)	(20,032)
Ending balance (loans held for investment)	$23,391,196	24,551,152

As discussed previously, the Reconciliation Act of 2010 resulted in the Company discontinuing originations of new loans effective July 1, 2010 under the FFEL Program.   However, the Company believes there will be opportunities to continue to purchase FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses. These purchases are included in “loan acquisitions” in the table above.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended March 31,
	2011	2010

Balance at beginning of period	$43,626	50,887
Provision for loan losses:
Federally insured loans	3,500	4,000
Non-federally insured loans	250	1,000
Total provision for loan losses	3,750	5,000
Charge-offs:
Federally insured loans	(4,855)	(4,068)
Non-federally insured loans	(994)	(1,380)
Total charge-offs	(5,849)	(5,448)
Recoveries:
Non-federally insured loans	370	251
Total recoveries	370	251

Purchase (sale) of federally insured loans, net	—	710
Purchase (sale) of non-federally insured loans, net	(800)	(2,000)
Balance at end of period	$41,097	49,400

Allocation of the allowance for loan losses:
Federally insured loans	$31,553	30,744
Non-federally insured loans	9,544	18,656
Total allowance for loan losses	$41,097	49,400

Allowance for federally insured loans as a percentage of such loans	0.14%	0.13%
Allowance for non-federally insured loans as a percentage of such loans (a)	40.63%	13.43%

(a)
The allowance for non-federally insured loans as a percentage of such loans at March 31, 2011 is significantly larger than prior periods.  After selling $91.3 million of non-federally insured loans in January 2011, the remaining balance of non-federally insured loans at March 31, 2011 includes loans with higher credit risk.

Repurchase Obligation

As of March 31, 2011, the Company had participated a cumulative amount of $126.2 million of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.

In addition, on January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent.

The Company’s estimate related to its obligation to repurchase these loans is included in “other liabilities” in the Company’s consolidated balance sheet. The activity related to this accrual is detailed below.

	Three months ended March 31,
	2011	2010

Beginning balance	$12,600	10,600
Estimated repurchase obligation related to loans sold, net	6,876	—
Estimated repurchase obligation related to loans participated, net	194	2,000
Ending balance	$19,670	12,600

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s student loan delinquency amounts on loans held for investment.

	As of March 31, 2011		As of December 31, 2010
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment (a)	$4,332,130		$4,358,616
Loans in forebearance (b)	3,086,292		2,984,869
Loans in repayment status:
Loans current	13,933,107	87.3%	14,309,480	87.2%
Loans delinquent 31-60 days (c)	595,386	3.7	794,140	4.8
Loans delinquent 61-90 days (c)	392,008	2.5	306,853	1.9
Loans delinquent 91 days or greater (d)	1,028,784	6.5	1,003,741	6.1
Total loans in repayment	15,949,285	100.0%	16,414,214	100.0%
Total federally insured loans	$23,367,707		$23,757,699
Non-Federally Insured Loans:
Loans in-school/grace/deferment (a)	$3,069		$3,500
Loans in forebearance (b)	239		292
Loans in repayment status:
Loans current	16,564	82.1%	16,679	73.9%
Loans delinquent 31-60 days (c)	363	1.8	1,546	6.8
Loans delinquent 61-90 days (c)	692	3.4	1,163	5.2
Loans delinquent 91 days or greater	2,562	12.7	3,190	14.1
Total loans in repayment	20,181	100.0%	22,578	100.0%
Total non-federally insured loans	$23,489		$26,370

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

	Three months ended
	March 31,	December 31,	March 31,
	2011	2010	2010
Variable student loan yield, gross	2.60%	2.65%	2.56%
Consolidation rebate fees	(0.72)	(0.69)	(0.71)
Premium/discount and deferred origination costs amortization	(0.17)	(0.17)	(0.27)
Variable student loan yield, net	1.71	1.79	1.58
Student loan cost of funds - interest expense	(0.83)	(0.81)	(0.75)
Student loan cost of funds - derivative settlements	0.03	0.03	0.03
Variable student loan spread	0.91	1.01	0.86
Fixed rate floor income,
net of settlements on derivatives	0.55	0.52	0.59

Core student loan spread	1.46%	1.53%	1.45%

Average balance of student loans	$23,586,250	24,287,779	24,080,805
Average balance of debt outstanding	23,853,620	24,334,964	24,197,221

A trend analysis of the Company’s core and variable student loan spreads is summarized below.

(a)
The interest earned on the majority of the Company’s FFELP student loan assets is indexed to the three-month commercial paper indice. The Company funds the majority of its assets with three-month LIBOR indexed floating rate securities. The relationship between these two indices has a significant impact on student loan spread. This table (the right axis) shows the difference between the average three-month LIBOR and commercial paper indices by quarter.

Variable student loan spread decreased as compared to the first and fourth quarters of 2010 as a result of a slight widening of the CP/LIBOR spread offset by a decrease in the amortization of loan premiums/discounts and deferred origination costs as a result of loans purchased at a discount.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income, net of settlements on derivatives.  A summary of fixed rate floor income and its contribution to core student spread follows:

	Three months ended
	March 31,	December 31,	March 31,
	2011	2010	2010

Fixed rate floor income, gross	$37,900	39,131	39,127

Derivative settlements (a)	(6,218)	(7,435)	(3,856)

Fixed rate floor income, net	$31,682	31,696	35,271

Fixed rate floor income
contribution to spread, net	0.55%	0.52%	0.59%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2011 and 2010 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Item 3, “Quantitative and Qualitative Disclosures about Market Risk” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Three months ended March 31,		Change
	2011	2010	$	%
Net interest income after provision
for loan losses	$84,173	84,606	(433)	(0.5)%

Other income	4,136	4,768	(632)	(13.3)
Gain on sale of loans and debt repurchases	1,400	10,177	(8,777)	(86.2)
Derivative settlements, net	(4,038)	(2,423)	(1,615)	66.7
Total other income	1,498	12,522	(11,024)	(88.0)

Salaries and benefits	778	1,358	(580)	(42.7)
Other expenses	1,538	4,221	(2,683)	(63.6)
Intersegment expenses, net	18,147	20,825	(2,678)	(12.9)
Total operating expenses	20,463	26,404	(5,941)	(22.5)

"Base net income" before income taxes
and corporate overhead allocation	65,208	70,724	(5,516)	(7.8)
Corporate overhead allocation	(1,255)	(1,981)	726	(36.6)
"Base net income" before income taxes	63,953	68,743	(4,790)	(7.0)
Income tax expense	(24,302)	(26,123)	1,821	(7.0)

"Base net income"	$39,651	42,620	(2,969)	(7.0)%

Before Tax Operating Margin (a)	76.1%	72.8%

Net interest income after provision for loan losses (net of settlements on derivatives).

	Three months ended March 31,		Change
	2011	2010	$	%
Variable student loan interest, net of settlements
on derivatives (a)	$153,411	155,801	(2,390)	(1.5)%
Consolidation rebate fees (b)	(41,784)	(42,449)	665	(1.6)
Amortization of loan premiums/discounts and
deferred origination costs (c)	(9,989)	(16,080)	6,091	(37.9)
Interest on bonds and notes payable (d)	(48,994)	(44,742)	(4,252)	9.5
Variable student loan interest margin, net of
settlements on derivatives	52,644	52,530	114	0.2
Fixed rate floor income, net of settlements
on derivatives (e)	31,682	35,271	(3,589)	(10.2)
Investment interest	281	295	(14)	(4.7)
Intercompany interest	(722)	(913)	191	(20.9)
Provision for loan losses (f)	(3,750)	(5,000)	1,250	(25.0)

Net interest income after provision for loan
losses (net of settlements on derivatives (g) )	$80,135	82,183	(2,048)	(2.5)%

(a)
Student loan interest, net of settlements on derivatives, decreased as a result of a decrease in the average student loan portfolio of $0.5 million (2.1%) for the three months ended March 31, 2011 compared to the same period in 2010.  This decrease was offset by an increase in the yield earned on student loans, net of settlements on derivatives, to 2.63% for the three months ended March 31, 2011 from 2.59% compared to the same period in 2010.

(b)
Consolidation rebate fees decreased for the three months ended March 31, 2011 compared to the same period in 2010 due to a decrease in the average consolidation loan portfolio for which these fees are paid.

(c)
The amortization of loan premiums/discounts and deferred origination costs decreased as a result of the purchase of loans at a discount during 2010 and 2011 which has reduced the net costs being amortized.

(d)
Interest expense increased as a result of an increase in interest rates on the Company’s variable rate debt, which increased the Company’s cost of funds (excluding net derivative settlements) to 0.83% for the three months ended March 31, 2011 compared to 0.75% for the same period in 2010.  This increase was offset by a decrease in average debt outstanding of $0.3 million (1.4%).

(e)
Depending on the type of loan and when it was originated, the borrower rate on student loans is either fixed to term or is reset to an annual rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company may earn floor income for an extended period of time, which the Company refers to as fixed rate floor income.  A summary of fixed rate floor income follows.

	Three months ended March 31,
	2011	2010

Fixed rate floor income, gross	$37,900	39,127

Derivative settlements (a)	(6,218)	(3,856)

Fixed rate floor income, net	$31,682	35,271

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during the three months ended March 31, 2011 and 2010 are due to historically low interest rates.

(f)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses inherent in the Company's portfolio of loans.  The provision for loan losses recognized by the Company decreased during the three months ended March 31, 2011 compared to the same period in 2010 primarily due to a decrease in the dollar amount of the Company's student loan portfolio, including those loans in repayment and loans delinquent, as well as continued aging of the portfolio.

(g)
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

Other income. The following table summarizes the components of “other income”.

	Three months ended March 31,
	2011	2010

Borrower late fee income	$3,590	3,258
Other	546	1,510

Other income	$4,136	4,768

Gain on sale of loans and debt repurchases.  A summary of gains from the sale of loans and debt repurchases follows:

	Three months ended March 31,
	2011	2010

Gain on sale of loans	$1,345	—

Gain on debt repurchases - asset-backed securities (a)	55	10,177

Gain on sale of loans and debt repurchases	$1,400	10,177

(a)
During the three months ended March 31, 2011 and 2010, the Company repurchased asset-backed securities of $0.6 million and $274.3 million, respectively. Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par are becoming more limited.

Salaries and benefits and other expenses.  “Salaries and benefits” and “other expenses” decreased for the three months ended March 31, 2011 compared with the same period in 2010 as a result of continued focus by the Company on managing costs and gaining efficiencies as well as a reduction in marketing costs due to the elimination of new loan originations under the FFEL Program.

Intersegment expenses, net.  Intersegment expenses include fees paid to the Student Loan and Guaranty Servicing operating segment for the servicing of the Company’s student loan portfolio.  These fees decreased for the three months ended March 31, 2011 compared to the same period in 2010 as a result of the Company no longer originating FFELP loans.

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

The following table summarizes the Company’s debt obligations as of March 31, 2011.

	Carrying	Interest rate
	amount	range	Final maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$20,982,748	0.23% - 6.90%	5/1/11 - 7/27/48
FFELP warehouse facility	257,121	0.28% - 0.32%	7/29/13
Department of Education Conduit	2,585,955	0.32%	5/8/14
Other borrowings	14,571	3.56% - 5.10%	11/14/11 - 11/11/15
	23,840,395

Unsecured Corporate Debt:
Unsecured line of credit	125,000	0.69%	5/8/12
Junior Subordinated Hybrid securities	100,697	7.40%	9/15/61
	225,697

	$24,066,092

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

Liquidity Needs and Sources of Liquidity Available to Satisfy Unsecured Debt Obligations

Excluding the Junior Subordinated Hybrid securities (which have a maturity in 2061), the Company has the following unsecured debt obligation:

Balance outstanding
as of March 31, 2011
Unsecured Corporate Debt:
Unsecured line of credit - due May 2012	$125,000

Sources of liquidity currently available to satisfy unsecured debt obligations

The following table details the Company’s sources of liquidity currently available:

As of March 31, 2011
Sources of primary liquidity:
Cash and cash equivalents	$48,137
Investments - trading securities	37,719
Unencumbered FFELP student loan assets	2,181
Unencumbered private student loan assets	13,689
Asset-backed security investments - Class B subordinated notes (a)	76,513
Asset-backed security investments (b)	61,650

Total sources of primary liquidity	$239,889

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

(b)
The Company has repurchased its own asset-backed securities (bonds and notes payable).  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, as of March 31, 2011, $61.7 million of these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.  The amount included in the table above is the par value of these notes and may not represent market value upon sale of the notes.

Cash generated from operations

In addition to current sources of liquidity, the Company plans to use cash generated from operations to satisfy its unsecured debt obligations.  The Company has historically generated positive cash flow from operations.  For the three months ended March 31, 2011 and year ended December 31, 2010, the Company had net cash flow from operating activities of $81.7 million and $194.9 million, respectively.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The Company had the following debt obligations outstanding that are secured by student loan assets and related collateral.

	As of March 31, 2011
	Carrying
	amount	Final maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$20,982,748	5/1/11 - 7/27/48
FFELP warehouse facility	257,121	7/29/13
Department of Education Conduit	2,585,955	5/8/14
Other borrowings	14,571	11/14/11 - 11/11/15
	$23,840,395

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

As of March 31, 2011, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.71 billion as detailed below.

The forecasted cash flow presented below includes all loans currently funded in asset-backed securitizations.  As of March 31, 2011, the Company had $20.5 billion of loans included in asset-backed securitizations which represented 88 percent of its total FFELP student loan portfolio classified as held for investment.  The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department of Education’s Conduit Program and other warehouse facilities or loans originated and/or acquired subsequent to March 31, 2011.

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

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the percentage of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity and default rates.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securities transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $350 million to $410 million.

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

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of March 31, 2011, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a liability of $9.2 million. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

FFELP Warehouse Facility

On July 30, 2010, the Company renewed its FFELP warehouse facility. The FFELP warehouse facility has a maximum financing amount of $500.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which expires on July 29, 2011. The final maturity date of the facility is July 29, 2013. In the event the Company is unable to renew the liquidity provisions by July 29, 2011, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by July 29, 2013.

The FFELP warehouse facility provides for formula based advance rates depending on FFELP loan type up to a maximum of 85 percent to 98 percent of the principal and interest financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 75 to 80 percent based on loan type. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility. As of March 31, 2011, $257.1 million was outstanding under the FFELP warehouse facility and $242.9 million was available for future use. As of March 31, 2011, the Company had $15.4 million advanced as equity support in the facility.

Upon termination or expiration of the facility, the Company would expect to access the securitization market, use operating cash, rely on sale of assets, or transfer collateral to satisfy any remaining obligations.

Department of Education Conduit

In May 2009, the Department implemented a program under which it finances eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”).  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances were contributed by the Company. The Conduit Program expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral for the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans. As of March 31, 2011, the Company had $2.6 billion borrowed under the facility and $90.1 million advanced as equity support in the facility. Effective July 1, 2010, no additional loans could be funded using the Conduit Program.

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

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day period upon termination of the participation certificate. As of March 31, 2011, $378.9 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Asset-backed securities transactions

Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market.  Asset-backed securities transactions would be used to refinance student loans included in the FFELP warehouse facility, the Department of Education Conduit facility, and/or existing asset-backed security transactions.  The FFELP warehouse facility and Department Conduit facility have advance rates that are less than par.  As of March 31, 2011, the Company had approximately $15.4 million advanced in the FFELP warehouse facility and $90.1 million advanced in the Department Conduit facility.  Depending on the terms of asset-backed security transactions, refinancing loans included in these facilities could produce positive cash flow to the Company by reducing required advance rates and are contemplated by management when making student loan financing decisions.

During the three months ended March 31, 2011, the Company completed an asset-backed securities transaction totaling $384.4 million. The Company used the proceeds from the sale of these notes to purchase student loans, including loans previously financed in the FFELP warehouse facility.

Although the Company has recently demonstrated its ability to access the asset-backed securities market and expects asset-backed securities transactions to remain a primary source of funding over the long term, the Company also expects its transaction volumes to be more limited and pricing less favorable than prior to the credit market dislocation that began in August 2007, with significantly reduced opportunities to place subordinated tranches of asset-backed securities with investors. At present, while the markets have demonstrated some signs of recovery, the Company is unable to predict when market conditions will allow for more regular, reliable, and cost-effective access to the term asset-backed securities market.

Description of Other Debt Facilities

Unsecured Line of Credit

The Company has a $750.0 million unsecured line of credit that terminates in May 2012. As of March 31, 2011, there was $125.0 million outstanding on this line. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.  The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank, a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. In September 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect Lehman to fund future borrowing requests. As of March 31, 2011, excluding Lehman’s lending commitment, the Company had $581.3 million available for future use under its unsecured line of credit.

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

As of March 31, 2011, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facility.

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

Debt Repurchases

Due to the Company’s improved cash position, the Company repurchased debt during the first quarter of 2011. Gains recorded by the Company from the purchase of debt are included in “gain on the sale of loans and debt repurchases” on the Company’s consolidated statements of income.

	Three months ended March 31, 2011
	Notional amount	Purchase price	Gain

Unsecured debt - Junior Subordinated Hybrid Securities	$62,558	55,651	6,907
Asset-backed securities	600	545	55
	$63,158	56,196	6,962

Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par value are becoming more limited.

Contractual Obligations

The Company’s contractual obligations were as follows:

	As of March 31, 2011
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Bonds and notes payable	$24,066,092	56,500	382,121	2,909,321	20,718,150
Operating lease obligations (a)	18,213	6,101	10,337	1,775	—
Total	$24,084,305	62,601	392,458	2,911,096	20,718,150

(a)
The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment.  Operating lease obligations are presented net of approximately $1.7 million in sublease arrangements.

As of March 31, 2011, the Company had a reserve of $8.3 million for uncertain income tax positions (including the federal benefit received from state positions).  This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

As of March 31, 2011, the Company had participated a cumulative amount of $126.2 million of non-federally insured loans to third parties.  Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent. In addition, on January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. As of March 31, 2011, the Company has $19.7 million accrued related to these repurchase obligations which is included in “other liabilities” in the Company’s consolidated balance sheet.  These obligations are not included in the above table.

During the first quarter of 2010, the Company purchased certain assets of a software company that constituted a business combination.  The initial consideration paid by the Company was $3.0 million in cash.  In addition to the initial purchase price, additional payments are to be made by the Company based on certain operating results as defined in the purchase agreement.  These contingent payments are payable in two additional annual installments due in March 2012 and March 2013 and in total are estimated by the Company, as of March 31, 2011, to be $3.5 million.  The contingent payments will be remeasured to fair value each reporting date until the contingency is resolved, with all changes in fair value being recognized in earnings. This obligation is not included in the above table.

Dividends

A dividend of $0.07 per share on the Company's Class A and Class B Common Stock was paid on March 15, 2011 to all holders of record as of March 1, 2011. In addition, a dividend of $0.10 per share on the Company’s Class A and Class B common stock will be paid on June 15, 2011 to shareholders of record as of June 1, 2011.

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

CRITICAL ACCOUNTING POLICIES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

Derivative Accounting

The Company records derivative instruments at fair value on the balance sheet as either an asset or liability. The Company determines the fair value for its derivative contracts using either (i) pricing models that consider current market conditions and the contractual terms of the derivative contract or (ii) counterparty valuations. These factors include interest rates, time value, forward interest rate curve, and volatility factors, as well as foreign exchange rates. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting. Accordingly, changes in the fair value of derivative instruments are reported in current period earnings. Net settlements on derivatives are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income.

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

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of March 31, 2011		As of December 31, 2010
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$8,402,686	35.9%	$8,525,279	35.7%
Variable-rate loan assets	14,988,510	64.1	15,343,777	64.3
Total	$23,391,196	100.0%	$23,869,056	100.0%

Fixed-rate debt instruments	$100,697	0.4%	$163,255	0.7%
Variable-rate debt instruments	23,965,395	99.6	24,509,217	99.3
Total	$24,066,092	100.0%	$24,672,472	100.0%

Loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable indice plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. The Company generally finances its student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.

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

	Three months ended March 31,
	2011	2010

Fixed rate floor income, gross	$37,900	39,127

Derivative settlements (a)	(6,218)	(3,856)

Fixed rate floor income, net	$31,682	35,271

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2010 and 2011 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that are earning fixed rate floor income as of March 31, 2011:

	Borrower/	Estimated	Balance of
Fixed	lender	variable	assets earning fixed-rate
interest	weighted	conversion	floor income as of
rate range	average yield	rate (a)	March 31, 2011

3.0 - 3.49%	3.21%	0.57%	$1,769,435
3.5 - 3.99%	3.65%	1.01%	1,809,996
4.0 - 4.49%	4.20%	1.56%	1,421,137
4.5 - 4.99%	4.72%	2.08%	788,625
5.0 - 5.49%	5.25%	2.61%	530,238
5.5 - 5.99%	5.67%	3.03%	320,270
6.0 - 6.49%	6.19%	3.55%	374,279
6.5 - 6.99%	6.70%	4.06%	333,440
7.0 - 7.49%	7.17%	4.53%	117,773
7.5 - 7.99%	7.71%	5.07%	206,234
8.0 - 8.99%	8.16%	5.52%	462,829
> 9.0%	9.04%	6.40%	268,430
			$8,402,686

(a)	The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to variable rate. As of March 31, 2011, the short-term interest rate was 25 basis points.

The following table summarizes the outstanding derivatives instruments as of March 31, 2011 used by the Company to hedge fixed-rate student loan assets.

		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2011	$3,800,000	0.54%
2012	950,000	1.08
2013	650,000	1.07
2015	100,000	2.26
2020	50,000	3.23

	$5,550,000	0.75%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

As of March 31, 2011, the Company had $3.0 billion of student loan assets that were eligible to earn variable-rate floor income.

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

The following table presents the Company’s FFELP student loan assets and related funding arranged by underlying indices as of March 31, 2011:

Index	Frequency of Variable Resets	Assets	Debt outstanding that funded student loan assets (a)

3 month H15 financial commercial paper (b)	Daily	$22,374,556	—
3 month Treasury bill (c)	Varies	993,151	—
3 month LIBOR (d)	Quarterly	—	19,403,791
1 month LIBOR	Monthly	—	720,582
Auction-rate or remarketing (e)	Varies	—	858,375
Asset-backed commercial paper (f)	Varies	—	2,843,076
Other (g)		472,688	14,571
		$23,840,395	23,840,395

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of March 31, 2011:

Maturity	Notional Amounts

2021	$250,000
2023	1,250,000
2024	250,000
2028	100,000
2039	150,000
2040	200,000

$2,200,000

(b)	The Company’s FFELP student loans earn interest based on the daily average H15 financial commercial paper indice calculated on a fiscal quarter.

(c)
The Company has used derivative instruments to hedge both the basis and repricing risk on certain student loans in which the Company earns interest based on a treasury bill rate that resets daily and are funded with debt indexed to primarily three-month LIBOR. To hedge these loans, the Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a weekly treasury bill rate plus a spread as defined in the agreement. The following table summarizes these derivatives as of March 31, 2011:

Maturity	Notional Amount

2011	$225,000

(d)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR indice to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(e)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”) or through a remarketing utilizing remarketing agents (“Variable Rate Demand Notes”). As of March 31, 2011, the Company is sponsor on $592.5 million of Auction Rate Securities and $265.9 million of Variable Rate Demand Notes.

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

(f)
Asset-backed commercial paper consists of $257.1 million funded in the Company’s FFELP warehouse facility and $2.6 billion funded through the Department’s Conduit Program.  Funding for the Conduit Program is provided by the capital markets at a cost based on market rates.

(g)	Assets include restricted cash and investments and other assets. Debt outstanding includes other debt obligations secured by student loan assets and related collateral.

Financial Statement Impact of Derivative Instruments

The Company recognizes changes in the fair value of derivative instruments currently in earnings unless specific hedge accounting criteria are met. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting; consequently, the change in fair value of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company’s derivatives are included in “derivative market value and foreign currency adjustments and derivative settlements, net” in the Company’s consolidated statements of income and resulted in income of $66.5 million for the three months ended March 31, 2011 and expense of $67.6 million  for the three months ended March 31, 2010.

The following summarizes the derivative settlements included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income:

	Three months ended March 31,
	2011	2010
Settlements:
1:3 basis swaps	$208	131
T-Bill/LIBOR basis swaps	(129)	—
Interest rate swaps - floor income hedges	(6,218)	(3,856)
Interest rate swaps - hybrid debt hedges	(246)	—
Cross-currency interest rate swaps	2,109	1,302
Other	124	—

Total settlements - (expense) income	$(4,152)	(2,423)

Sensitivity Analysis

The following tables summarize the effect on the Company’s earnings, based upon a sensitivity analysis performed by the Company assuming hypothetical increases in interest rates of 100 basis points and 300 basis points while funding spreads remain constant. In addition, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding indice increases 10 basis points and 30 basis points while holding the asset indice constant, if the funding indice is different than the asset indice. The effect on earnings was performed on the Company’s variable rate assets (including loans earning fixed rate floor income) and liabilities. The analysis includes the effects of the Company’s interest rate and basis swaps in existence during these periods.

	Three months ended March 31, 2011
	Interest Rates						Asset and funding indice mismatches
	Change from increase of 100 basis points			Change from increase of 300 basis points
							Increase of 10 basis points			Increase of 30 basis points
	Dollar	Percent		Dollar	Percent		Dollar	Percent		Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(15,384)	(17.5	) %	$(26,752)	(30.5	) %	$(5,882)	(6.7	) %	$(17,645)	(20.1	) %
Impact of derivative settlements	18,897	21.5		56,692	64.6		—	—		—	—
Increase (decrease) in net income before taxes	$3,513	4.0%		$29,940	34.1%		$(5,882)	(6.7	) %	$(17,645)	(20.1	) %
Increase (decrease) in basic and diluted earnings per share	$0.05			$0.39			$(0.08)			$(0.23)

	Three months ended March 31, 2010
	Interest Rates						Asset and funding indice mismatches
	Change from increase of 100 basis points			Change from increase of 300 basis points
							Increase of 10 basis points			Increase of 30 basis points
	Dollar	Percent		Dollar	Percent		Dollar	Percent		Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(17,346)	(19.9	) %	$(31,469)	(36.2	) %	$(5,966)	(6.9	) %	$(17,899)	(20.6	) %
Impact of derivative settlements	12,368	14.2		37,105	42.7		—	—		—	—
Increase (decrease) in net income before taxes	$(4,978)	(5.7	) %	$5,636	6.5%		$(5,966)	(6.9	) %	$(17,899)	(20.6	) %
Increase (decrease) in basic and diluted earnings per share	$(0.06)			$0.07			$(0.08)			$(0.23)

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

The Company entered into cross-currency interest rate swaps in connection with the issuance of the Euro Notes. Under the terms of these derivative instrument agreements, the Company receives from a counterparty a spread to the EURIBOR indice based on notional amounts of €420.5 million and €352.7 million and pays a spread to the LIBOR indice based on notional amounts of $500.0 million and $450.0 million, respectively. In addition, under the terms of these agreements, all principal payments on the Euro Notes will effectively be paid at the exchange rate in effect as of the issuance of the notes. The Company did not qualify these derivative instruments as hedges under accounting authoritative guidance; consequently, the change in fair value is included in the Company’s operating results.

The following table summarizes the financial statement impact as a result of the remeasurement of the Euro Notes and change in the fair value of the related derivative instruments. These amounts are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the Company’s consolidated statements of income.

	Three Months Ended March 31,
	2011	2010

Re-measurement of Euro Notes	$(65,334)	71,675

Change in fair value of
cross-currency derivatives	62,532	(59,075)

Total impact to statements of
income - income (expense)	$(2,802)	12,600

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

	Three Months Ended March 31,
	2011	2010

Change in fair value of derivatives	$66,450	(67,570)
Foreign currency transaction adjustment (Euro Notes)	(65,334)	71,675
Derivative settlements, net	(4,152)	(2,423)

Derivative market value and foreign currency
adjustments and derivative settlements, net	$(3,036)	1,682

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under supervision and with the participation of certain members of the Company’s management, including the chief executive and the chief financial officers, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Company’s principal executive and principal financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this report as it relates to the Company and its consolidated subsidiaries.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

General

The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters principally consist of claims by student loan borrowers disputing the manner in which their student loans have been processed and disputes with other business entities. In addition, from time to time, the Company receives information and document requests from state or federal regulators concerning its business practices. The Company cooperates with these inquiries and responds to the requests. While the Company cannot predict the ultimate outcome of any inquiry or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department of Education thereunder, and the Department’s guidance regarding those rules and regulations. Other than as specifically discussed below, on the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company’s management that the disposition or ultimate determination of these claims, lawsuits, and proceedings will not have a material adverse effect on the Company’s business, financial position, or results of operations.

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

On April 7, 2010, Mr. Vigil filed a Notice of Appeal of the Court’s Order of Dismissal.  On June 9, 2010, Mr. Vigil filed his appeal brief with the United States Court of Appeals for the Eighth Circuit (“Appeals Court”).  On December 14, 2010, the parties presented arguments in support of their briefs to the Appeals Court, and on May 5, 2011, the Appeals Court issued an opinion affirming the lower court’s dismissal of the Vigil Complaint.

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

Peterson’s filed a Motion to Dismiss the Plaintiff’s First Amended Complaint on February 16, 2011.  The Motion to Dismiss was denied by the Court on April 15, 2011 without oral argument. On April 29, 2011, Peterson’s filed a Motion for Reconsideration of the Court’s Order on the Motion to Dismiss.

Peterson's intends to continue to contest the suit vigorously.  Due to the uncertainty and risks inherent in the litigation process, an estimate of a reasonably possible loss, if any, or range of reasonably possible losses, if any, cannot be made.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 in response to Item 1A of Part I of such Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the first quarter of 2011 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs (2)	or programs

January 1 - January 31, 2011	2,123	$23.49	1,034	2,983,918
February 1 - February 28, 2011	14	23.28	14	2,983,904
March 1 - March 31, 2011	12,328	21.09	1,689	2,982,215
Total	14,465	$21.44	2,737

(1)
The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock purchased pursuant to the 2006 Plan were 1,034 shares, 14 shares, and 1,689 shares in January, February, and March 2011, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 1,089 shares and 10,639 shares in January and March 2011, respectively.  Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

The supplemental indenture for the Company’s $200.0 million aggregate principal amount of Hybrid Securities issued in September 2006 provides that so long as any Hybrid Securities remain outstanding, if the Company gives notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing, then the Company will not, and will not permit any of its subsidiaries to:

•	declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment regarding, any of the Company’s capital stock.

•
except as required in connection with the repayment of principal, and except for any partial payments of deferred interest that may be made through the alternative payment mechanism described in the Hybrid Securities indenture, make any payment of principal of, or interest or premium, if any, on, or repay, repurchase, or redeem any of the Company’s debt securities that rank pari passu with or junior to the Hybrid Securities.

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

However, at any time, including during a deferral period, the Company will be permitted to:

•	pay dividends or distributions in additional shares of the Company’s capital stock.

•
declare or pay a dividend in connection with the implementation of a shareholders’ rights plan, or issue stock under such a plan, or redeem or repurchase any rights distributed pursuant to such a plan.

•	purchase common stock for issuance pursuant to any employee benefit plans.

ITEM 5.  OTHER INFORMATION

The Company has elected to include the following information in this Quarterly Report on Form 10-Q in lieu of reporting it in a separately filed Form 8-K.  This information would otherwise have been reported in a Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement.”

On May 9, 2011, Whitetail Rock Capital Management, LLC (“Whitetail”), a wholly owned registered investment adviser subsidiary of the Company, entered into a Management Agreement (the “Agreement”) with Union Bank and Trust Company (“Union Bank”).  Union Bank is a substantial beneficial shareholder of the Company and is controlled by Michael S. Dunlap, a substantial shareholder, Chief Executive Officer, Chairman, and a member of the Board of Directors of the Company, and Angela L. Muhleisen, a substantial shareholder of the Company and a sister of Mr. Dunlap.  Mr. Dunlap has a significant ownership interest in Union Bank, and is a member of the Board of Directors of Union Bank.  Ms. Muhleisen also has a significant ownership interest in Union Bank, and is Chairperson, President, and Chief Executive Officer, and a member of the Board of Directors of Union Bank.

The Agreement relates to various trusts established by institutional investors whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset backed securities and participation interests therein (“Student Loan ABS”).  As of March 31, 2011, the Company and Union Bank, in its individual capacity, had invested $22.3 million and $161.5 million, respectively, in the trusts.  Under the Agreement, Whitetail will perform various advisory and management services on behalf of Union Bank with respect to investments in Student Loan ABS by the trusts, including identifying Student Loan ABS for purchase or sale by the trusts.  The institutional investors pay 50 basis points (0.50%) on their investment in the trusts as a fee for managing the investments, and the Agreement provides that Union Bank will pay to Whitetail annual fees of 25 basis points (0.25%) on the outstanding balance of the investments in the trusts.  In addition, Union Bank will pay additional fees to Whitetail of 50% of the gains from the sale of Student Loan ABS from the trusts.

The Agreement provides that it is effective as of May 1, 2011, and is for a one-year term commencing on that date, provided that the Agreement will automatically renew for successive one-year periods unless both parties mutually agree to terminate the Agreement.  The Agreement also provides that either party may terminate the Agreement at any time, without penalty, by giving the other party prior written notice.

The foregoing brief summary of the Agreement, and the transactions contemplated thereby, does not purport to be complete and is subject to, and qualified in its entirety by, the complete text of the Agreement, which is filed as Exhibit 10.3 to this report and is incorporated herein by reference.

ITEM 6.  EXHIBITS

3.1	Sixth Amended and Restated Bylaws of Nelnet, Inc., as amended as of March 18, 2011. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 24, 2011.

10.1*
Cancellation of the Fifteenth Amendment of Amended and Restated Participation Agreement, dated as of March 16, 2011, by and between Union Bank and Trust Company and National Education Loan Network, Inc.

10.2*	First Amendment of Guaranteed Purchase Agreement, dated as of March 22, 2011, by and between Nelnet, Inc. and Union Bank and Trust Company.

10.3*	Management Agreement, dated effective as of May 1, 2011, by Whitetail Rock Capital Management, LLC and Union Bank and Trust Company.

10.4*+	Nelnet, Inc. Employee Share Purchase Plan, as amended through March 17, 2011.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith
** Furnished herewith
+   Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date: May 10, 2011	By:	/s/ MICHAEL S. DUNLAP
	Name:	Michael S. Dunlap
	Title:	Chairman and Chief Executive Officer
Principal Executive Officer

By:	/s/ TERRY J. HEIMES
Name:	Terry J. Heimes
Title:	Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer