Form 10-Q
period 2011-06-30
NELNET INC
filed 2011-08-09
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
Yes [  ]   No [X]

As of July 31, 2011, there were 37,043,597 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
June 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	As of	As of
	June 30, 2011	December 31, 2010
	(unaudited)
Assets:
Student loans receivable (net of allowance for loan losses of $42,300 and $43,626, respectively)	$23,228,778	23,948,014
Student loans receivable - held for sale	—	84,987
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	12,851	6,952
Cash and cash equivalents - held at a related party	103,490	276,849
Total cash and cash equivalents	116,341	283,801
Investments - trading securities	31,664	43,236
Restricted cash and investments	610,730	668,757
Restricted cash - due to customers	64,452	88,528
Accrued interest receivable	302,481	318,152
Accounts receivable (net of allowance for doubtful accounts of $1,172 and $1,221, respectively)	51,116	52,614
Goodwill	117,118	117,118
Intangible assets, net	37,564	38,712
Property and equipment, net	34,593	30,573
Other assets	94,224	101,054
Fair value of derivative instruments	182,450	118,346

Total assets	$24,871,511	25,893,892

Liabilities:
Bonds and notes payable	$23,605,413	24,672,472
Accrued interest payable	17,093	19,153
Other liabilities	172,386	191,017
Due to customers	64,452	88,528
Fair value of derivative instruments	23,383	16,089
Total liabilities	23,882,727	24,987,259

Shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 37,044,372 shares as of June 30, 2011 and 36,846,353 shares as of December 31, 2010	370	368
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,495,377 shares as of June 30, 2011 and December 31, 2010	115	115
Additional paid-in capital	74,646	76,263
Retained earnings	914,823	831,057
Employee notes receivable	(1,170)	(1,170)
Total shareholders' equity	988,784	906,633
Commitments and contingencies
Total liabilities and shareholders' equity	$24,871,511	25,893,892

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Interest income:
Loan interest	$138,934	155,353	276,292	290,320
Investment interest	856	1,304	1,582	2,305
Total interest income	139,790	156,657	277,874	292,625
Interest expense:
Interest on bonds and notes payable	51,054	59,243	103,361	110,102
Net interest income	88,736	97,414	174,513	182,523
Less provision for loan losses	5,250	6,200	9,000	11,200
Net interest income after provision for loan losses	83,486	91,214	165,513	171,323

Other income (expense):
Loan and guaranty servicing revenue	37,389	36,652	73,025	73,046
Tuition payment processing and campus commerce revenue	14,761	12,795	34,130	30,177
Enrollment services revenue	32,315	35,403	66,183	68,674
Software services revenue	4,346	5,499	9,123	9,843
Other income	6,826	8,496	13,318	15,756
Gain on sale of loans and debt repurchases	—	8,759	8,307	18,936
Derivative market value and foreign currency adjustments and derivative settlements, net	(20,335)	(10,608)	(23,371)	(8,926)
Total other income	75,302	96,996	180,715	207,506

Operating expenses:
Salaries and benefits	42,881	40,962	86,793	81,606
Cost to provide enrollment services	22,140	24,111	44,979	46,136
Depreciation and amortization	6,769	9,728	13,545	20,511
Restructure expense	—	72	—	1,269
Other	28,767	33,348	54,872	62,403

Total operating expenses	100,557	108,221	200,189	211,925

Income before income taxes	58,231	79,989	146,039	166,904
Income tax expense	(21,106)	(29,996)	(54,034)	(62,589)

Net income	$37,125	49,993	92,005	104,315

Earnings per common share:
Net earnings - basic	$0.76	1.00	1.90	2.08

Net earnings - diluted	$0.76	0.99	1.89	2.08

Weighted average common shares outstanding:
Basic	48,302,779	49,735,398	48,237,411	49,726,099
Diluted	48,488,046	49,934,648	48,425,886	49,923,680

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except share data)
(unaudited)

	Preferred				Class A	Class B	Additional		Employee	Total
	stock	Common stock shares		Preferred	common	common	paid-in	Retained	notes	shareholders’
	shares	Class A	Class B	stock	stock	stock	capital	earnings	receivable	equity

Balance as of March 31, 2010	—	38,587,293	11,495,377	$—	386	115	112,980	726,982	(1,250)	839,213
Comprehensive income:
Net income	—	—	—	—	—	—	—	49,993	—	49,993
Cash dividend on Class A and Class B common stock - $0.07 per share	—	—	—	—	—	—	—	(3,507)	—	(3,507)
Issuance of common stock, net of forfeitures	—	71,156	—	—	1	—	701	—	—	702
Compensation expense for stock based awards	—	—	—	—	—	—	366	—	—	366
Repurchase of common stock	—	(663,443)	—	—	(7)	—	(12,815)	—	—	(12,822)
Balance as of June 30, 2010	—	37,995,006	11,495,377	$—	380	115	101,232	773,468	(1,250)	873,945

Balance as of March 31, 2011	—	36,983,557	11,495,377	$—	370	115	73,502	882,550	(1,170)	955,367
Comprehensive income:
Net income	—	—	—	—	—	—	—	37,125	—	37,125
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,852)	—	(4,852)
Issuance of common stock, net of forfeitures	—	70,794	—	—	1	—	1,027	—	—	1,028
Compensation expense for stock based awards	—	—	—	—	—	—	342	—	—	342
Repurchase of common stock	—	(9,979)	—	—	(1)	—	(225)	—	—	(226)
Balance as of June 30, 2011	—	37,044,372	11,495,377	$—	370	115	74,646	914,823	(1,170)	988,784

Balance as of December 31, 2009	—	38,396,791	11,495,377	$—	384	115	109,359	676,154	(1,449)	784,563
Comprehensive income:
Net income	—	—	—	—	—	—	—	104,315	—	104,315
Cash dividend on Class A and Class B common stock - $0.14 per share	—	—	—	—	—	—	—	(7,001)	—	(7,001)
Issuance of common stock, net of forfeitures	—	274,594	—	—	3	—	4,233	—	—	4,236
Compensation expense for stock based awards	—	—	—	—	—	—	691	—	—	691
Repurchase of common stock	—	(676,379)	—	—	(7)	—	(13,051)	—	—	(13,058)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	199	199
Balance as of June 30, 2010	—	37,995,006	11,495,377	$—	380	115	101,232	773,468	(1,250)	873,945

Balance as of December 31, 2010	—	36,846,353	11,495,377	$—	368	115	76,263	831,057	(1,170)	906,633
Comprehensive income:
Net income	—	—	—	—	—	—	—	92,005	—	92,005
Cash dividend on Class A and Class B common stock - $0.17 per share	—	—	—	—	—	—	—	(8,239)	—	(8,239)
Contingency payment related to business combination	—	—	—	—	—	—	(5,893)	—	—	(5,893)
Issuance of common stock, net of forfeitures	—	222,463	—	—	3	—	4,113	—	—	4,116
Compensation expense for stock based awards	—	—	—	—	—	—	697	—	—	697
Repurchase of common stock	—	(24,444)	—	—	(1)	—	(534)	—	—	(535)
Balance as of June 30, 2011	—	37,044,372	11,495,377	$—	370	115	74,646	914,823	(1,170)	988,784

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six months ended June 30,
	2011	2010

Net income	$92,005	104,315
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisition:
Depreciation and amortization, including loan premiums/discount and deferred origination costs	35,841	50,193
Provision for loan losses	9,000	11,200
Derivative market value adjustment	(68,658)	168,201
Foreign currency transaction adjustment	84,354	(165,075)
Proceeds to terminate and/or amend derivative instruments	12,369	14,764
Payments to terminate and/or amend derivative instruments	(522)	(763)
Gain on sale of loans	(1,345)	—
Gain from debt repurchases	(6,962)	(18,936)
Change in investments - trading securities, net	11,572	(31,017)
Deferred income tax (benefit) expense	(8,715)	7,229
Non-cash compensation expense	1,092	1,119
Other non-cash items	108	495
Decrease (increase) in accrued interest receivable	15,671	(68,182)
Decrease (increase) in accounts receivable	1,498	(15,393)
Decrease in other assets	3,258	4,036
(Decrease) increase in accrued interest payable	(2,060)	2,531
Decrease in other liabilities	(10,290)	(3,306)

Net cash provided by operating activities	168,216	61,411

Cash flows from investing activities, net of business acquisition:
Originations and purchases of student loans, including loan premiums/discounts and deferred origination costs	(662,324)	(2,936,134)
Purchases of student loans, including loan premiums, from a related party	(29)	(988,998)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	1,350,344	1,049,712
Proceeds from sale of student loans	95,131	21,036
Purchases of property and equipment, net	(8,281)	(4,670)
Decrease (increase) in restricted cash and investments, net	58,027	(44,397)
Business and asset acquisitions, net of cash acquired, including contingency payments	(14,080)	(3,000)

Net cash provided by (used in) investing activities	818,788	(2,906,451)

Cash flows from financing activities:
Payments on bonds and notes payable	(1,782,953)	(1,778,360)
Proceeds from issuance of bonds and notes payable	745,554	4,586,636
Payments on bonds payable due to a related party	(107,050)	—
Payments of debt issuance costs	(1,506)	(7,043)
Dividends paid	(8,239)	(7,001)
Repurchases of common stock	(535)	(13,058)
Proceeds from issuance of common stock	265	247
Payments received on employee stock notes receivable	—	199

Net cash (used in) provided by financing activities	(1,154,464)	2,781,620

Net decrease in cash and cash equivalents	(167,460)	(63,420)

Cash and cash equivalents, beginning of period	283,801	338,181

Cash and cash equivalents, end of period	$116,341	274,761

Supplemental disclosures of cash flow information:
Interest paid	$101,007	102,783

Income taxes paid, net of refunds	$63,331	51,887

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.    Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2010 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

2.    Student Loans Receivable and Allowance for Loan Losses

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), which was an update to the Receivables Topic of the FASB Accounting Standards Codification (“ASC”).   In accordance with ASU 2010-20, the Company has expanded its disclosures about the credit quality of its student loans receivable and the associated allowance for loan losses.  ASU 2010-20 requires entities to provide disclosures on a disaggregated basis. The ASU defines two levels of disaggregation – portfolio segment and class of financing receivable.  A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses.  Classes of financing receivables generally are a disaggregation of a portfolio segment. The Company evaluates the adequacy of the allowance for loan losses on its federally insured loan portfolio separately from its non-federally insured loan portfolio.  Management has determined that each of the federally insured loan portfolio and the non-federally insured loan portfolio meets the definition of a portfolio segment.  Accordingly, the portfolio segment basis disclosures required by ASU 2010-20 are presented in this note for each of these portfolios.  The Company does not disaggregate its portfolio segment student loan portfolios into classes of financing receivables as defined in ASU 2010-20. In addition, as of June 30, 2011 and December 31, 2010, the Company does not have any impaired loans as defined in the Receivables Topic of the FASB ASC.

Student loans receivable consisted of the following:

	As of June 30, 2011	As of December 31, 2010
	Held for investment	Held for investment	Held for sale (a)
Federally insured loans	$23,083,157	23,757,699	—
Non-federally insured loans	30,655	26,370	84,987
	23,113,812	23,784,069	84,987
Unamortized loan premiums/discounts and deferred origination costs, net	157,266	207,571	—
Allowance for loan losses – federally insured loans	(31,968)	(32,908)	—
Allowance for loan losses – non-federally insured loans	(10,332)	(10,718)	—
	$23,228,778	23,948,014	84,987
Allowance for federally insured loans as a percentage of such loans	0.14%	0.14%
Allowance for non-federally insured loans as a percentage of such loans	33.70%	40.64%

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Balance at beginning of period	$41,097	49,400	43,626	50,887
Provision for loan losses:
Federally insured loans	5,000	5,200	8,500	9,200
Non-federally insured loans	250	1,000	500	2,000
Total provision for loan losses	5,250	6,200	9,000	11,200
Charge-offs:
Federally insured loans	(4,585)	(4,971)	(9,440)	(9,039)
Non-federally insured loans	(1,226)	(2,383)	(2,220)	(3,763)
Total charge-offs	(5,811)	(7,354)	(11,660)	(12,802)
Recoveries:
Non-federally insured loans	283	331	653	582
Total recoveries	283	331	653	582

Purchase of federally insured loans	—	2,000	—	2,710
Purchase of non-federally insured loans	—	220	—	220
Transfer to/from repurchase obligation related to loans sold/purchased, net	1,481	—	681	(2,000)
Balance at end of period	$42,300	50,797	42,300	50,797

Allocation of the allowance for loan losses:
Federally insured loans	$31,968	32,972	31,968	32,972
Non-federally insured loans	10,332	17,825	10,332	17,825
Total allowance for loan losses	$42,300	50,797	42,300	50,797

Repurchase Obligations

As of June 30, 2011, the Company had participated a cumulative amount of $117.1 million of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Beginning balance	$19,670	12,600	12,600	10,600
Repurchase obligation transferred to/from the allowance for loan losses related to loans purchased/sold, net	(1,481)	—	(681)	2,000
Repurchase obligation associated with loans sold (a)	—	—	6,270	—
Current period expense (b)	2,500	—	2,500	—
Ending balance	$20,689	12,600	20,689	12,600

(a)
As discussed previously, on January 13, 2011, the Company sold a portfolio of loans and retained all credit risk related to this portfolio. These loans were classified as held for sale as of December 31, 2010 and the loans were carried at fair value. Upon sale, the Company established a repurchase obligation associated with those loans that are estimated to become 60 days delinquent.

(b)
The current period expense is included in “other” under operating expenses in the accompanying consolidated statements of income. During the three months ended June 30, 2011, the Company recorded an expense of $2.5 million related to its obligation to repurchase non-federally insured loans.

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s student loan delinquency amounts on loans held for investment.

	As of June 30, 2011		As of December 31, 2010
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment (a)	$4,061,955		$4,358,616
Loans in forebearance (b)	3,263,802		2,984,869
Loans in repayment status:
Loans current	13,748,083	87.2%	14,309,480	87.2%
Loans delinquent 31-60 days (c)	583,443	3.7	794,140	4.8
Loans delinquent 61-90 days (c)	358,539	2.3	306,853	1.9
Loans delinquent 91 days or greater (d)	1,067,335	6.8	1,003,741	6.1
Total loans in repayment	15,757,400	100.0%	16,414,214	100.0%
Total federally insured loans	$23,083,157		$23,757,699
Non-Federally Insured Loans:
Loans in-school/grace/deferment (a)	$3,749		$3,500
Loans in forebearance (b)	510		292
Loans in repayment status:
Loans current	22,221	84.2%	16,679	73.9%
Loans delinquent 31-60 days (c)	624	2.4	1,546	6.8
Loans delinquent 61-90 days (c)	587	2.2	1,163	5.2
Loans delinquent 91 days or greater	2,964	11.2	3,190	14.1
Total loans in repayment	26,396	100.0%	22,578	100.0%
Total non-federally insured loans	$30,655		$26,370

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

Loan Purchases

See note 14, “Subsequent Event,” for a summary of a significant purchase of federally insured loans that occurred subsequent to June 30, 2011.

3.     Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of June 30, 2011
	Carrying	Interest rate
	amount	range	Final maturity

Variable-rate bonds and notes (a):
Bonds and notes based on indices	$19,629,816	0.26% - 6.90%	5/26/14 - 7/27/48
Bonds and notes based on auction or remarketing	717,175	0.10% - 1.44%	5/1/28 - 5/1/42

Total variable-rate bonds and notes	20,346,991

Commercial paper - FFELP warehouse facility	469,578	0.18% - 0.29%	7/29/13
Department of Education Conduit	2,497,198	0.25%	5/8/14
Unsecured line of credit	177,300	0.56%	5/8/12
Unsecured debt - Junior Subordinated Hybrid Securities	100,697	7.40%	9/15/61
Other borrowings	13,649	3.50% - 5.10%	11/14/11 - 11/11/15

	$23,605,413

	As of December 31, 2010
	Carrying	Interest rate
	amount	range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,170,217	0.30% - 6.90%	5/26/14 - 7/27/48
Bonds and notes based on auction or remarketing	944,560	0.24% - 1.51%	5/1/11 - 7/1/43

Total variable-rate bonds and notes	21,114,777

Commercial paper - FFELP warehouse facility	108,381	0.29% - 0.35%	7/29/13
Department of Education Conduit	2,702,345	0.31%	5/8/14
Unsecured line of credit	450,000	0.79%	5/8/12
Unsecured debt - Junior Subordinated Hybrid Securities	163,255	7.40%	9/15/61
Related party debt	107,050	0.53%	5/20/11
Other borrowings	26,664	0.26% - 5.10%	1/1/11 - 11/11/15

	$24,672,472

(a)	Issued in asset-backed securitizations

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

FFELP warehouse facilities

The Company funds a portion of its Federal Family Education Loan Program (the “FFEL Program” or “FFELP”) loan acquisitions using its FFELP warehouse facility. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of June 30, 2011, the Company’s FFELP warehouse facility had a maximum financing amount of $500.0 million, with a revolving financing structure supported by 364-day liquidity provisions.  As of June 30, 2011, $469.6 million was outstanding under the FFELP warehouse facility, $30.4 million was available for future use, and $28.1 million was advanced as equity support.

On July 14, 2011, the Company renewed the liquidity agreement on its existing FFELP warehouse facility (the “NFSLW-I Warehouse”) and entered into an additional FFELP warehouse facility (the “NHELP-I Warehouse”).

Effective July 14, 2011, the Company’s NFSLW-I Warehouse facility has a maximum financing amount of $300.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which expires on April  1, 2012. The final maturity date of the facility is July 1, 2014. In the event the Company is unable to renew the liquidity provisions by April 1, 2012, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by July 1, 2014.

The NFSLW-I Warehouse facility provides for formula based advance rates depending on FFELP loan type, up to a maximum of 85 percent to 98 percent of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 84.5 to 90 percent based on loan type. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility

The new NHELP-I Warehouse has a maximum financing amount of $500.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which expires on October 1, 2012. The final maturity date of the facility is July 1, 2014. In the event the Company is unable to renew the liquidity provisions by October 1, 2012, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by July 1, 2014.

The NHELP-I Warehouse facility provides for formula based advance rates depending on FFELP loan type, up to a maximum of 93 percent to 95 percent of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 85 to 90 percent based on loan type. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility.

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

See note 14, “Subsequent Event,” for a summary of notes payable related to a significant purchase of oederally insured loans that occurred subsequent to June 30, 2011.

Department of Education’s Conduit Program

In May 2009, the U.S. Department of Education (the “Department”) implemented a program under which it finances eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”).  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances were contributed by the Company. The Conduit Program expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans.  As of June 30, 2011, the Company had $2.5 billion borrowed under the facility and $87.9 million advanced as equity support in the facility. Effective July 1, 2010, no additional loans could be funded using the Conduit Program.

Unsecured Line of Credit

The Company has a $750.0 million unsecured line of credit that terminates in May 2012.  As of June 30, 2011, there was $177.3 million outstanding on this line.  Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.  The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank (“Lehman”), a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. In September 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect that Lehman will fund future borrowing requests. As of June 30, 2011, excluding Lehman’s lending commitment, the Company has $532.6 million available for future use under its unsecured line of credit.

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

As of June 30, 2011, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

The Company’s operating line of credit does not have any covenants related to unsecured debt ratings.  However, changes in the Company’s ratings (as well as the amounts the Company borrows) have modest implications on the pricing level at which the Company obtains funding.

A default on the Company’s FFELP warehouse facilities would result in an event of default on the Company’s unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.

Related Party Transactions

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank and Trust Company (“Union Bank”), an entity under common control, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company uses this facility as an additional source to fund FFELP student loans. The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day term upon termination of the participation certificate.  As of June 30, 2011 and December 31, 2010, $570.7 million and $350.4 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

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

Debt Repurchases

During the first six months of 2010 and 2011, the Company repurchased outstanding debt as summarized in note 4, “Gain on Sale of Loans and Debt Repurchases.”

4.   Gain on Sale of Loans and Debt Repurchases

“Gain on sale of loans and debt repurchases” in the accompanying consolidated statements of income is composed of the following items:

	Three months ended June 30, 2011			Six months ended June 30, 2011
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain
Gains on debt repurchases:
Junior Subordinated Hybrid Securities	$—	—	—	62,558	55,651	6,907
Asset-backed securities (a)	—	—	—	600	545	55
	$—	—	—	63,158	56,196	6,962
Gain on sale of loans			—			1,345

Gain on sale of loans and debt repurchases, net			$—			$8,307

	Three months ended June 30, 2010			Six months ended June 30, 2010
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain
Gains on debt repurchases:
Asset-backed securities (a)	$117,775	109,016	8,759	392,025	373,089	18,936

(a)
For accounting purposes, the asset-backed securities repurchased by the Company are effectively retired and are not included on the Company’s consolidated balance sheet.  However, as of June 30, 2011, the Company has purchased a cumulative amount of $61.7 million of these securities that remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. The par value of these notes ($61.7 million as of June 30, 2011) may not represent market value of such securities.

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

Basis Swaps

The Company funds the majority of its student loan assets with one-month or three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed to commercial paper and treasury bill rates. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets results in basis risk. The Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its assets, which generally occurs daily. In a declining interest rate environment, this may cause the Company’s student loan spread to compress, while in a rising rate environment, it may cause the spread to increase. As of June 30, 2011, the Company had $22.1 billion and $1.0 billion of FFELP loans indexed to the three-month financial commercial paper rate and the three-month treasury bill rate, respectively, both of which reset daily, and $18.9 billion of debt indexed to three-month LIBOR, which resets quarterly, and $0.7 billion of debt indexed to one-month LIBOR, which resets monthly.

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

The following table summarizes the Company’s basis swaps outstanding as of both June 30, 2011 and December 31, 2010:

	Notional Amounts
	1:3 Basis Swaps	T-Bill/LIBOR Basis Swaps
Maturity

2011	$-	225,000
2021	250,000	-
2023	1,250,000	-
2024	250,000	-
2028	100,000	-
2039 (a)	150,000	-
2040 (b)	200,000	-

	$2,200,000	225,000

(a)	This derivative has a forward effective start date in 2015.

(b)	This derivative has a forward effective start date in 2020.

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

As of June 30, 2011 and December 31, 2010, the Company had $9.8 billion and $8.5 billion, respectively, of student loan assets that were earning fixed rate floor income. The following tables summarize the outstanding derivative investments used by the Company to economically hedge these loans.

	As of June 30, 2011
		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2011	$3,300,000	0.55%
2012	950,000	1.08
2013	2,150,000	0.85
2015	100,000	2.26
2020	50,000	3.23

	$6,550,000	0.77%

	As of December 31, 2010
		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2011	$4,300,000	0.53%
2012	3,950,000	0.67
2013	650,000	1.07
2015	100,000	2.26
2020	50,000	3.23

	$9,050,000	0.66%
(a)	For all interest rate derivatives, the Company receives discrete

Interest rate swaps – unsecured debt hedges

On September 27, 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities. As of June 30, 2011, $100.7 million of these notes were outstanding. The interest rate on the Hybrid Securities from the date they were issued through September 28, 2011 is 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the interest rate on the Hybrid Securities will be equal to three-month LIBOR plus 3.375%, payable quarterly. As of both June 30, 2011 and December 31, 2010, the Company had the following derivatives outstanding that were used to effectively convert the future variable interest rate on the Hybrid Securities to a fixed rate.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Re-measurement of Euro Notes	$(19,020)	93,401	(84,355)	165,075
Change in fair value of cross currency interest rate swaps	18,734	(100,946)	81,266	(160,021)

Total impact to statements of income - income (expense)	$(286)	(7,545)	(3,089)	5,054

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

Any proceeds received or payments made by the Company to terminate a derivative in advance of its expiration date, or to amend the terms of an existing derivative, are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income and are accounted for as a change in fair value of such derivative. During the three and six months ended June 30, 2011, the Company terminated and/or amended certain derivatives for net payments of $0.4 million and net proceeds of $11.8 million, respectively. During the three and six months ended June 30, 2010, the Company terminated and/or amended certain derivatives for net proceeds of $13.1 million and $14.0 million, respectively.

The following table summarizes the fair value of the Company’s derivatives not designated as hedging:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of June 30, 2011	As of December 31, 2010	As of June 30, 2011	As of December 31, 2010

1:3 basis swaps	$5,477	10,489	470	44
T-Bill/LIBOR basis swaps	—	—	80	201
Interest rate swaps - floor income hedges	621	10,569	20,506	15,372
Interest rate swaps - hybrid debt hedges	166	1,132	1,953	470
Cross-currency interest rate swaps	176,184	94,918	—	—
Other	2	1,238	374	2

Total	$182,450	118,346	23,383	16,089

The following table summarizes the effect of derivative instruments in the consolidated statements of income. All gains and losses recognized in income related to the Company’s derivative activity are included in “derivative market value and foreign currency and derivative settlements, net” on the consolidated statements of income.

Derivatives not designated as hedging	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Settlements:
1:3 basis swaps	$373	80	581	221
T-Bill/LIBOR basis swaps	(64)	—	(194)	—
Interest rate swaps - floor income hedges	(6,345)	(4,286)	(12,563)	(8,142)
Interest rate swaps - hybrid debt hedges	(248)	(79)	(494)	(79)
Cross-currency interest rate swaps	2,770	917	4,880	2,219
Other	(8)	(9)	116	(19)
Total settlements - (expense) income	(3,522)	(3,377)	(7,674)	(5,800)

Change in fair value:
1:3 basis swaps	(1,228)	6,300	(5,438)	5,754
T-Bill/LIBOR basis swaps	92	190	121	236
Interest rate swaps - floor income hedges	(11,109)	(9)	(4,714)	(7,548)
Interest rate swaps - hybrid debt hedges	(3,897)	(5,377)	(2,449)	(5,321)
Cross-currency interest rate swaps	18,734	(100,946)	81,266	(160,021)
Other	(385)	(790)	(128)	(1,301)
Total change in fair value - (expense) income	2,207	(100,632)	68,658	(168,201)

Re-measurement of Euro Notes (foreign currency transaction adjustment) - (expense) income	(19,020)	93,401	(84,355)	165,075

Derivative market value and foreign currency adjustments and derivative settlements - (expense) income	$(20,335)	(10,608)	(23,371)	(8,926)

Derivative Instruments - Credit and Market Risk

By using derivative instruments, the Company is exposed to credit and market risk.

When the fair value of a derivative instrument is negative (a liability on the Company’s balance sheet), the Company would owe the counterparty if the derivative was settled and, therefore, has no immediate credit risk.  Additionally, if the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company posts collateral is dependent upon the Company’s unsecured credit rating.  If the Company’s credit ratings are downgraded from current levels or if interest and foreign currency exchange rates move materially, the Company could be required to deposit a significant amount of collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company’s liquidity and capital resources. As of June 30, 2011, the Company had $22.3 million posted as collateral to derivative counterparties, which is included in “restricted cash and investments” in the Company’s consolidated balance sheet. The Company does not use the collateral to offset fair value amounts recognized in the financial statements for derivative instruments.

When the fair value of a derivative contract is positive (an asset on the Company’s balance sheet), this generally indicates that the counterparty would owe the Company if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by the Company. If the Company was unable to collect from a counterparty, it would have a loss equal to the amount the derivative is recorded on the consolidated balance sheet. As of June 30, 2011, the trustee for the Company’s asset-backed securities transactions held $167.5 million of collateral from the counterparty on the cross-currency interest rate swaps. The Company considers counterparties’ credit risk when determining the fair value of derivative positions on its exposure net of collateral. However, the Company does not use the collateral to offset fair value amounts recognized in the financial statements for derivative instruments.

The Company attempts to manage market and credit risks associated with interest and foreign currency exchange rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s risk committee. As of June 30, 2011, all of the Company’s derivative counterparties had investment grade credit ratings. The Company also has a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

6.    Investments

Included in “investments – trading securities” on the consolidated balance sheets as of June 30, 2011 and December 31, 2010 are debt and equity securities that are bought and held principally for the purpose of selling them in the near term. These investments are classified as trading securities and reported at fair value.

In December 2010, Union Bank established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset backed securities.  Union Bank, in its individual capacity, and the Company have both invested money into the trusts.  As of June 30, 2011 and December 31, 2010, the Company had $17.7 million and $4.9 million, respectively,  invested in the trusts. The Company’s investments held in the trusts are included in “investments – trading securities” on the consolidated balance sheets.

Prior to May 1, 2011, the Company and Union Bank employed certain individuals as dual employees and such employees provided consulting and advisory services to Union Bank as trustee for these trusts, and Union Bank agreed to pay the Company for the share of such employees’ salary and payroll based on the value of such services rendered as well as the loss of value of such dual employees’ services to the Company.  On May 9, 2011, a subsidiary of the Company entered into a management agreement with Union Bank, effective as of May 1, 2011, under which the subsidiary performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts.  The agreement provides that Union Bank will pay to the subsidiary annual fees of 25 basis points on the outstanding balance of the investments in the trusts.  As of June 30, 2011, the outstanding balance of investments in the trusts was $279.5 million.  In addition, Union Bank will pay additional fees to the subsidiary of 50% of the gains from the sale of securities from the trusts.  During the three month period ended June 30, 2011, the Company recognized $1.2 million of fee revenue related to this agreement which is included in “other income” in the accompanying consolidated statement of income.

7.    Intangible Assets

Intangible assets consist of the following:

	Weighted
	average
	remaining
	useful life as of	As of	As of
	June 30,	June 30,	December 31,
	2011 (months)	2011	2010
Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $55,199 and $49,743, respectively)	64	$29,907	28,576
Computer software (net of accumulated amortization of $3,739 and $2,419, respectively)	19	4,179	5,499
Trade names (net of accumulated amortization of $8,115 and $6,956, respectively)	18	3,478	4,637

Total - amortizable intangible assets	54	$37,564	38,712

The Company recorded amortization expense on its intangible assets of $4.0 million and $6.2 million for the three months ended June 30, 2011 and 2010, respectively, and $7.9 million and $12.7 million for the six months ended June 30, 2011 and 2010, respectively. The Company will continue to amortize intangible assets over their remaining useful lives.  As of June 30, 2011, the Company estimates it will record amortization expense as follows:

2011 (July 1 - December 31)	$8,981
2012	17,531
2013	4,286
2014	2,429
2015	925
2016 and thereafter	3,412
$37,564

During the first quarter of 2010, the Company purchased certain assets of a software company that constituted a business combination.  The initial consideration paid by the Company was $3.0 million in cash.  In addition to the initial purchase price, additional payments are to be made by the Company based on certain operating results as defined in the purchase agreement.  These contingent payments are payable in two additional annual installments due in March 2012 and March 2013 and in total are estimated by the Company, as of June 30, 2011, to be $3.5 million.  The contingent payments will be remeasured to fair value each reporting date until the contingency is resolved, with all changes in fair value being recognized in earnings. Substantially all of the purchase price was allocated to a computer software intangible asset that is being amortized over three years.

On June 30, 2011, the Company purchased contracts with more than 370 K–12 schools to provide tuition payment plan services.  The initial consideration paid by the Company was $6.9 million in cash.  The purchase price is subject to adjustment based on customer retention.  The adjustment to purchase price, if any, will occur on September 30, 2011 and May 31, 2012.  Substantially all of the purchase price was allocated to a customer relationship intangible asset that is being amortized over three years.

8.    Goodwill

The following table summarizes the Company’s allocation of goodwill by operating segment as of June 30, 2011 and December 31, 2010:

Student Loan and Guaranty Servicing	$8,596
Tuition Payment Processing and Campus Commerce	58,086
Enrollment Services	8,553
Asset Generation and Management	41,883
$117,118

9.    Shareholders’ Equity

Dividends

Dividends of $0.07 and $0.10 per share on the Company’s Class A and Class B common stock were paid on March 15, 2011 and June 15, 2011, respectively, to all holders of record as of March 1, 2011, and June 1, 2011, respectively. In addition, a $0.10 per share dividend on the Company’s Class A and Class B common stock will be paid on September 15, 2011 to all holders of record as of September 1, 2011.

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

A reconciliation of weighted average shares outstanding follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income attributable to Nelnet, Inc.	$37,125	49,993	92,005	104,315
Less earnings allocated to holders of unvested restricted stock	226	315	570	653
Net income available to common stockholders	$36,899	49,678	91,435	103,662
Weighted average common shares outstanding - basic	48,302,779	49,735,398	48,237,411	49,726,099
Dilutive effect of the assumed vesting of restricted stock awards	185,267	199,250	188,475	197,581
Weighted average common shares outstanding - diluted	48,488,046	49,934,648	48,425,886	49,923,680
Basic earnings per common share	$0.76	1.00	1.90	2.08
Diluted earnings per common share	$0.76	0.99	1.89	2.08

There were no shares that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.

11.    Segment Reporting
The Company earns fee-based revenue through its Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, and Enrollment Services operating segments. In addition, the Company earns net interest income on its student loan portfolio in its Asset Generation and Management operating segment. The Company’s operating segments are defined by the products and services they offer and the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management.

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

In June 2009, the Department of Education named the Company as one of four private sector companies awarded a servicing contract to service federally-owned student loans. In September 2009, the Company began servicing loans under this contract. The contract spans five years with one five-year renewal at the option of the Department.

This operating segment also provides servicing activities for guarantee agencies. These activities include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services.

This operating segment also develops student loan servicing software, which is used internally by the Company and also licensed to third party student loan holders and servicers. In addition, this operating segment provides information technology products and services with core areas of business in educational loan software solutions, technical consulting services, and Enterprise content management solutions.

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

Segment Results and Reconciliations to GAAP

	Three months ended June 30, 2011
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and Guaranty	and Campus	Enrollment	Total Fee-	Generation and	Activity and		Base Net	Adjustments to GAAP	GAAP Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Eliminations	Income	Results	Operations

Total interest income	$12	2	—	14	139,284	1,147	(655)	139,790	—	139,790
Interest expense	—	—	—	—	49,269	2,440	(655)	51,054	—	51,054
Net interest income (loss)	12	2	—	14	90,015	(1,293)	—	88,736	—	88,736

Less provision for loan losses	—	—	—	—	5,250	—	—	5,250	—	5,250
Net interest income (loss) after provision for loan losses	12	2	—	14	84,765	(1,293)	—	83,486	—	83,486

Other income (expense):
Loan and guaranty servicing revenue	37,389	—	—	37,389	—	—	—	37,389	—	37,389
Intersegment servicing revenue	16,793	—	—	16,793	—	—	(16,793)	—	—	—
Tuition payment processing and campus commerce revenue	—	14,761	—	14,761	—	—	—	14,761	—	14,761
Enrollment services revenue	—	—	32,315	32,315	—	—	—	32,315	—	32,315
Software services revenue	4,346	—	—	4,346	—	—	—	4,346	—	4,346
Other income	—	—	—	—	3,997	2,829	—	6,826	—	6,826
Gain on sale of loans and debt repurchases	—	—	—	—	—	—	—	—	—	—
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	(16,813)	(16,813)
Derivative settlements, net	—	—	—	—	(3,274)	(248)	—	(3,522)	—	(3,522)
Total other income (expense)	58,528	14,761	32,315	105,604	723	2,581	(16,793)	92,115	(16,813)	75,302

Operating expenses:
Salaries and benefits	24,731	7,249	5,931	37,911	709	4,261	—	42,881	—	42,881
Cost to provide enrollment services	—	—	22,140	22,140	—	—	—	22,140	—	22,140
Depreciation and amortization	1,336	345	780	2,461	—	349	—	2,810	3,959	6,769
Restructure expense	—	—	—	—	—	—	—	—	—	—
Other	14,605	2,327	2,442	19,374	5,139	4,254	—	28,767	—	28,767
Intersegment expenses, net	1,060	1,118	959	3,137	17,047	(3,391)	(16,793)	—	—	—
Total operating expenses	41,732	11,039	32,252	85,023	22,895	5,473	(16,793)	96,598	3,959	100,557

Income (loss) before income taxes and corporate overhead allocation	16,808	3,724	63	20,595	62,593	(4,185)	—	79,003	(20,772)	58,231
Corporate overhead allocation	(1,233)	(411)	(411)	(2,055)	(2,054)	4,109	—	—	—	—
Income (loss) before income taxes	15,575	3,313	(348)	18,540	60,539	(76)	—	79,003	(20,772)	58,231
Income tax (expense) benefit	(5,917)	(1,259)	132	(7,044)	(23,412)	1,457	—	(28,999)	7,893	(21,106)
Net income (loss)	$9,658	2,054	(216)	11,496	37,127	1,381	—	50,004	(12,879)	37,125

	Three months ended June 30, 2010
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and Guaranty	and Campus	Enrollment	Total Fee-	Generation and	Activity and		Base Net	Adjustments to GAAP	GAAP Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Eliminations	Income	Results	Operations

Total interest income	$17	4	—	21	155,701	1,922	(987)	156,657	—	156,657
Interest expense	—	—	—	—	54,105	6,125	(987)	59,243	—	59,243
Net interest income (loss)	17	4	—	21	101,596	(4,203)	—	97,414	—	97,414

Less provision for loan losses	—	—	—	—	6,200	—	—	6,200	—	6,200
Net interest income (loss) after provision for loan losses	17	4	—	21	95,396	(4,203)	—	91,214	—	91,214

Other income (expense):
Loan and guaranty servicing revenue	36,652	—	—	36,652	—	—	—	36,652	—	36,652
Intersegment servicing revenue	21,969	—	—	21,969	—	—	(21,969)	—	—	—
Tuition payment processing and campus commerce revenue	—	12,795	—	12,795	—	—	—	12,795	—	12,795
Enrollment services revenue	—	—	35,403	35,403	—	—	—	35,403	—	35,403
Software services revenue	5,499	—	—	5,499	—	—	—	5,499	—	5,499
Other income	295	—	—	295	4,636	3,565	—	8,496	—	8,496
Gain on sale of loans and debt repurchases	—	—	—	—	8,759	—	—	8,759	—	8,759
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	(7,231)	(7,231)
Derivative settlements, net	—	—	—	—	(3,377)	—	—	(3,377)	—	(3,377)
Total other income (expense)	64,415	12,795	35,403	112,613	10,018	3,565	(21,969)	104,227	(7,231)	96,996

Operating expenses:
Salaries and benefits	23,327	6,594	6,447	36,368	1,286	3,808	(500)	40,962	—	40,962
Cost to provide enrollment services	—	—	24,111	24,111	—	—	—	24,111	—	24,111
Depreciation and amortization	1,157	339	1,616	3,112	—	384	—	3,496	6,232	9,728
Restructure expense	84	—	—	84	—	(12)	—	72	—	72
Other	18,668	2,272	2,449	23,389	2,992	6,967	—	33,348	—	33,348
Intersegment expenses, net	1,149	879	641	2,669	21,891	(3,091)	(21,469)	—	—	—
Total operating expenses	44,385	10,084	35,264	89,733	26,169	8,056	(21,969)	101,989	6,232	108,221

Income (loss) before income taxes and corporate overhead allocation	20,047	2,715	139	22,901	79,245	(8,694)	—	93,452	(13,463)	79,989
Corporate overhead allocation	(1,484)	(495)	(495)	(2,474)	(2,473)	4,947	—	—	—	—
Income (loss) before income taxes	18,563	2,220	(356)	20,427	76,772	(3,747)	—	93,452	(13,463)	79,989
Income tax (expense) benefit	(7,053)	(844)	135	(7,762)	(29,173)	1,823	—	(35,112)	5,116	(29,996)
Net income (loss)	$11,510	1,376	(221)	12,665	47,599	(1,924)	—	58,340	(8,347)	49,993

Additional information:
Net income (loss)	$11,510	1,376	(221)	12,665	47,599	(1,924)	—	58,340	(8,347)	49,993
Plus: Restructure expense (a)	84	—	—	84	—	(12)	—	72	(72)	—
Less: Net tax effect	(32)	—	—	(32)	—	5	—	(27)	27	—

Net income (loss), excluding restructure expense	$11,562	1,376	(221)	12,717	47,599	(1,931)	—	58,385	(8,392)	49,993

(a) During the second quarter of 2010, the Company recorded restructuring charges associated with previously implemented restructuring plans.

	Six months ended June 30, 2011
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and Guaranty	and Campus	Enrollment	Total Fee-	Generation and	Activity and		Base Net	Adjustments to GAAP	GAAP Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Eliminations	Income	Results	Operations

Total interest income	$27	8	—	35	276,923	2,293	(1,377)	277,874	—	277,874
Interest expense	—	—	—	—	98,985	5,753	(1,377)	103,361	—	103,361
Net interest income (loss)	27	8	—	35	177,938	(3,460)	—	174,513	—	174,513

Less provision for loan losses	—	—	—	—	9,000	—	—	9,000	—	9,000
Net interest income (loss) after provision for loan losses	27	8	—	35	168,938	(3,460)	—	165,513	—	165,513

Other income (expense):
Loan and guaranty servicing revenue	73,025	—	—	73,025	—	—	—	73,025	—	73,025
Intersegment servicing revenue	34,650	—	—	34,650	—	—	(34,650)	—	—	—
Tuition payment processing and campus commerce revenue	—	34,130	—	34,130	—	—	—	34,130	—	34,130
Enrollment services revenue	—	—	66,183	66,183	—	—	—	66,183	—	66,183
Software services revenue	9,123	—	—	9,123	—	—	—	9,123	—	9,123
Other income	—	—	—	—	8,133	5,185	—	13,318	—	13,318
Gain on sale of loans and debt repurchases	—	—	—	—	1,400	6,907	—	8,307	—	8,307
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	(15,697)	(15,697)
Derivative settlements, net	—	—	—	—	(7,312)	(362)	—	(7,674)	—	(7,674)
Total other income (expense)	116,798	34,130	66,183	217,111	2,221	11,730	(34,650)	196,412	(15,697)	180,715

Operating expenses:
Salaries and benefits	50,119	14,401	12,188	76,708	1,487	8,598	—	86,793	—	86,793
Cost to provide enrollment services	—	—	44,979	44,979	—	—	—	44,979	—	44,979
Depreciation and amortization	2,642	681	1,593	4,916	—	694	—	5,610	7,935	13,545
Restructure expense	—	—	—	—	—	—	—	—	—	—
Other	29,184	4,961	4,760	38,905	6,677	9,290	—	54,872	—	54,872
Intersegment expenses, net	2,429	2,211	1,777	6,417	35,194	(6,961)	(34,650)	—	—	—
Total operating expenses	84,374	22,254	65,297	171,925	43,358	11,621	(34,650)	192,254	7,935	200,189

Income (loss) before income taxes and corporate overhead allocation	32,451	11,884	886	45,221	127,801	(3,351)	—	169,671	(23,632)	146,039
Corporate overhead allocation	(1,986)	(662)	(662)	(3,310)	(3,309)	6,619	—	—	—	—
Income (loss) before income taxes	30,465	11,222	224	41,911	124,492	3,268	—	169,671	(23,632)	146,039
Income tax (expense) benefit	(11,575)	(4,264)	(85)	(15,924)	(47,714)	624	—	(63,014)	8,980	(54,034)
Net income (loss)	$18,890	6,958	139	25,987	76,778	3,892	—	106,657	(14,652)	92,005

	Six months ended June 30, 2010
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and Guaranty	and Campus	Enrollment	Total Fee-	Generation and	Activity and		Base net	Adjustments to GAAP	GAAP Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Eliminations	income	Results	Operations

Total interest income	$30	12	—	42	290,963	3,520	(1,900)	292,625	—	292,625
Interest expense	—	—	—	—	99,761	12,241	(1,900)	110,102	—	110,102
Net interest income (loss)	30	12	—	42	191,202	(8,721)	—	182,523	—	182,523

Less provision for loan losses	—	—	—	—	11,200	—	—	11,200	—	11,200
Net interest income (loss) after provision for loan losses	30	12	—	42	180,002	(8,721)	—	171,323	—	171,323

Other income (expense):
Loan and guaranty servicing revenue	73,300	—	—	73,300	—	(254)	—	73,046	—	73,046
Intersegment servicing revenue	43,549	—	—	43,549	—	—	(43,549)	—	—	—
Tuition payment processing and campus commerce revenue	—	30,177	—	30,177	—	—	—	30,177	—	30,177
Enrollment services revenue	—	—	68,674	68,674	—	—	—	68,674	—	68,674
Software services revenue	9,843	—	—	9,843	—	—	—	9,843	—	9,843
Other income	519	—	—	519	9,404	5,833	—	15,756	—	15,756
Gain on sale of loans and debt repurchases	—	—	—	—	18,936	—	—	18,936	—	18,936
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	(3,126)	(3,126)
Derivative settlements, net	—	—	—	—	(5,800)	—	—	(5,800)	—	(5,800)
Total other income (expense)	127,211	30,177	68,674	226,062	22,540	5,579	(43,549)	210,632	(3,126)	207,506

Operating expenses:
Salaries and benefits	46,909	13,212	12,518	72,639	2,644	7,925	(1,602)	81,606	—	81,606
Cost to provide enrollment services	—	—	46,136	46,136	—	—	—	46,136	—	46,136
Depreciation and amortization	2,176	672	4,120	6,968	3	792	—	7,763	12,748	20,511
Restructure expense	1,289	—	—	1,289	—	(20)	—	1,269	—	1,269
Other	33,168	4,380	5,007	42,555	7,210	12,638	—	62,403	—	62,403
Intersegment expenses, net	2,992	1,653	1,074	5,719	42,716	(6,488)	(41,947)	—	—	—
Total operating expenses	86,534	19,917	68,855	175,306	52,573	14,847	(43,549)	199,177	12,748	211,925

Income (loss) before income taxes and corporate overhead allocation	40,707	10,272	(181)	50,798	149,969	(17,989)	—	182,778	(15,874)	166,904
Corporate overhead allocation	(2,673)	(891)	(891)	(4,455)	(4,454)	8,909	—	—	—	—
Income (loss) before income taxes	38,034	9,381	(1,072)	46,343	145,515	(9,080)	—	182,778	(15,874)	166,904
Income tax (expense) benefit	(14,453)	(3,566)	408	(17,611)	(55,296)	4,286	—	(68,621)	6,032	(62,589)
Net income (loss)	$23,581	5,815	(664)	28,732	90,219	(4,794)	—	114,157	(9,842)	104,315

Additional information:
Net income (loss)	$23,581	5,815	(664)	28,732	90,219	(4,794)	—	114,157	(9,842)	104,315
Plus: Restructure expense (a)	1,289	—	—	1,289	—	(20)	—	1,269	(1,269)	—
Less: Net tax effect	(490)	—	—	(490)	—	8	—	(482)	482	—

Net income (loss), excluding restructure expense	$24,380	5,815	(664)	29,531	90,219	(4,806)	—	114,944	(10,629)	104,315

(a) During the first six months of 2010, the Company recorded restructuring charges associated with previously implemented restructuring plans.

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

	Student	Tuition
	Loan	Payment		Asset	Corporate
	and	Processing		Generation	Activity
	Guaranty	and Campus	Enrollment	and	and
	Servicing	Commerce	Services	Management	Overhead	Total

	Three months ended June 30, 2011

Derivative market value and foreign currency adjustments (a)	$—	—	—	12,531	4,282	16,813
Amortization of intangible assets (b)	2,100	981	878	—	—	3,959
Net tax effect (c)	(798)	(373)	(334)	(4,762)	(1,626)	(7,893)

Total adjustments to GAAP	$1,302	608	544	7,769	2,656	12,879

	Student	Tuition
	Loan	Payment		Asset	Corporate
	and	Processing		Generation	Activity
	Guaranty	and Campus	Enrollment	and	and
	Servicing	Commerce	Services	Management	Overhead	Total

	Three months ended June 30, 2010

Derivative market value and foreign currency adjustments (a)	$—	—	—	550	6,681	7,231
Amortization of intangible assets (b)	2,114	1,591	2,527	—	—	6,232
Net tax effect (c)	(803)	(605)	(958)	(209)	(2,541)	(5,116)

Total adjustments to GAAP	$1,311	986	1,569	341	4,140	8,347

	Six months ended June 30, 2011

Derivative market value and foreign currency adjustments (a)	$—	—	—	13,120	2,577	15,697
Amortization of intangible assets (b)	4,200	1,979	1,756	—	—	7,935
Net tax effect (c)	(1,596)	(752)	(667)	(4,986)	(979)	(8,980)

Total adjustments to GAAP	$2,604	1,227	1,089	8,134	1,598	14,652

	Six months ended June 30, 2010

Derivative market value and foreign currency adjustments (a)	$—	—	—	(4,011)	7,137	3,126
Amortization of intangible assets (b)	4,350	3,516	4,882	—	—	12,748
Net tax effect (c)	(1,653)	(1,337)	(1,858)	1,524	(2,708)	(6,032)

Total adjustments to GAAP	$2,697	2,179	3,024	(2,487)	4,429	9,842

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

(b)	Amortization of intangible assets: “Base net income” excludes the amortization of acquired intangibles.

(c)	Income taxes are applied based on 38% for the individual operating segments.

12.           Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investments (a)	$6,992	—	24,672	31,664
Fair value of derivative instruments (b)	—	182,450	—	182,450

Total assets	$6,992	182,450	24,672	214,114

Liabilities:
Fair value of derivative instruments (b)	$—	23,383	—	23,383

Total liabilities	$—	23,383	—	23,383

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investments (a)	$31,375	—	11,861	43,236
Fair value of derivative instruments (b)	—	118,346	—	118,346

Total assets	$31,375	118,346	11,861	161,582

Liabilities:
Fair value of derivative instruments (b)	$—	16,089	—	16,089

Total liabilities	$—	16,089	—	16,089

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

(b)
All derivatives are accounted for at fair value on a recurring basis.  The fair value of derivative financial instruments is determined by derivative pricing models using the stated terms of the contracts and observable yield curves, forward foreign currency exchange rates, and volatilities from active markets.  Fair value of derivative instruments is comprised of market value less accrued interest and excludes collateral.

There were no transfers into or out of level 1, level 2, or level 3 for the six months ended June 30, 2011.

The following tables present a roll-forward of the fair value of Level 3 (significant unobservable inputs) assets for the six months ended June 30, 2011:

Level 3
Investments -
trading securities
Balance at December 31, 2010	$11,861
Total realized and unrealized gains (losses) included in income, net (a)	(105)
Purchases	23,890
Redemptions/Sales	(5,931)
Balance at March 31, 2011	29,715

Total realized and unrealized gains (losses) included in income, net (a)	636
Purchases	3,261
Redemptions/Sales	(8,940)
Balance at June 30, 2011	$24,672

Total gains included in income attributable to the change in unrealized gains relating to assets held at June 30, 2011: (a)

Three month period ended June 30, 2011	$405
Six month period ended June 30, 2011	151

(a)	Realized and unrealized gains are included in “other income” in the Company’s consolidated statements of income.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheet:

	As of June 30, 2011		As of December 31, 2010
	Fair value	Carrying value	Fair value	Carrying value
Financial assets:
Student loans receivable	$24,025,821	23,228,778	24,836,538	23,948,014
Student loans receivable - held for sale	—	—	84,987	84,987
Cash and cash equivalents	116,341	116,341	283,801	283,801
Investments - trading securities	31,664	31,664	43,236	43,236
Restricted cash	350,703	350,703	453,748	453,748
Restricted cash – due to customers	64,452	64,452	88,528	88,528
Restricted investments	260,027	260,027	215,009	215,009
Accrued interest receivable	302,481	302,481	318,152	318,152
Derivative instruments	182,450	182,450	118,346	118,346

Financial liabilities:
Bonds and notes payable	23,594,840	23,605,413	24,651,191	24,672,472
Accrued interest payable	17,093	17,093	19,153	19,153
Due to customers	64,452	64,452	88,528	88,528
Derivative instruments	23,383	23,383	16,089	16,089

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

Bais Yaakov of Spring Valley v. Peterson’s Nelnet, LLC

On January 4, 2011, a complaint against Peterson’s Nelnet, LLC (“Peterson’s”), a subsidiary of the Company, was filed in the U.S. District Court for the District of New Jersey (the “District Court”).  The complaint alleges that Peterson’s sent six advertising faxes to the named plaintiff in 2008-2009 that were not the result of express invitation or permission granted by the plaintiff and did not include certain opt out language.  The complaint also alleges that such faxes violated the federal Telephone Consumer Protection Act (the “TCPA”), purportedly entitling the plaintiff to $500 per violation, trebled for willful violations for each of the six faxes.  The complaint further alleges that Peterson’s had sent putative class members more than 10,000 faxes that violated the TCPA, amounting to more than $5 million in statutory penalty damages and more than $15 million if trebled for willful violations.  The complaint seeks to establish a class action for two different classes of plaintiffs: Class A, to whom Peterson’s sent unsolicited fax advertisements containing opt out notices similar to those contained in the faxes received by the named plaintiff; and Class B, to whom Peterson’s sent fax advertisements containing opt out notices similar to those contained in the faxes received by the named plaintiff.  As of the filing date of this report, the District Court has not established or recognized any class.

On February 16, 2011, Peterson’s filed a motion to dismiss the complaint, which was denied by the District Court on April 15, 2011 shortly after a similar motion to dismiss that had been granted in an unrelated case involving alleged TCPA violations related to faxes was reversed by the U.S. Court of Appeals for the Third Circuit (the “Appeals Court”), which has jurisdiction over the District Court.  On April 29, 2011, Peterson’s filed an answer to the complaint, but also filed a motion for reconsideration of the motion to dismiss.  On May 17, 2011, the Appeals Court granted a petition for rehearing of the motion to dismiss in the unrelated TCPA fax case, and on May 31, 2011 Peterson’s filed a motion for stay pending the outcome of that rehearing.  The motion for reconsideration and the motion for stay are pending before the District Court.

Peterson’s intends to continue to contest the suit vigorously.  Due to the preliminary stage of this matter and the uncertainty and risks inherent in class determination and the overall litigation process, the Company believes that a meaningful estimate of a reasonably possible loss, if any, or range of reasonably possible losses, if any, cannot currently be made.

14. Subsequent Event

On July 8, 2011, the Company purchased the residual interest in $1.9 billion of FFEL Program consolidation loans. The Company acquired the ownership interest in GCO SLIMS Trust I (the “SLIMS Trust”) giving the Company rights to the residual interest in GCO Education Loan Funding Trust-I (the “GCO Trust”).  The GCO Trust includes FFELP consolidation loans funded to term with $1.9 billion of notes payable that carry interest rates on a spread to LIBOR or are set and periodically reset via a “dutch auction” (“Auction Rate Securities”).

The SLIMS Trust includes $46.2 million of notes payable that carry a fixed interest rate of 5.72%.  All excess interest earned from the GCO Trust must be used to pay the interest and principal on the notes payable in the SLIMS Trust until the SLIMS notes are paid in full.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and six months ended June 30, 2011 and 2010. All dollars are in thousands, except per share amounts, unless otherwise noted.)

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

The forward-looking statements are based on assumptions and analyses made by management in light of management’s experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances.  These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements.  These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent Quarterly Reports on Form 10-Q and elsewhere in this report, and include such risks and uncertainties as:

•
risks related to the Company’s student loan portfolio, such as interest rate basis and repricing risk resulting from the fact that the interest rate characteristics of the Company’s student loan assets do not match the interest rate characteristics of the funding for those assets, the risk of loss of floor income on certain student loans originated under the FFEL Program of the U.S. Department Education, risks related to the use of derivatives to manage exposure to interest rate fluctuations, and potential losses from loan defaults, changes in prepayment rates, guaranty rates, loan floor rates, and credit spreads;

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

•
risks from changes in the student loan and educational credit and services marketplace resulting from the implementation of, or changes in, applicable laws and regulations, including the discontinuance of private sector student loan originations under the FFEL Program effective July 1, 2010, and the Company’s ability to maintain its loan servicing contract with the Department to service federally-owned student loans and to comply with servicing agreements with third party customers for the service of loans under the Federal Direct Loan and FFEL Programs;

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

Legislative Impact on Operating Results

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

As a result of the Reconciliation Act of 2010, effective July 1, 2010, the Company no longer originates new FFELP loans. In addition, as a result of this legislation, net interest income on the Company’s existing FFELP loan portfolio, as well as fee-based revenue from guarantee and third party FFELP servicing, will decline over time as the Company’s and the Company’s customers’ FFELP loan portfolios are paid down.

Due to the legislative changes in the student loan industry, the Company believes there will be opportunities to purchase FFELP loan portfolios and/or expand its current level of guarantee and third party FFELP servicing volume on behalf of current FFELP participants looking to adjust their FFELP businesses.  For example, during the first six months of 2011, the Company purchased $0.7 billion of FFELP student loans, and on July 8, 2011, the Company purchased the residual interest in $1.9 billion of additional FFEL Program loans.

Continue to Grow and Diversify Fee-Based Revenue

The Company has expanded products and services generated from businesses that are not dependent upon the FFEL Program, thereby reducing legislative and political risk related to the education lending industry. Revenues from these businesses are primarily generated from products and services offered in the Company’s Tuition Payment Processing and Campus Commerce and Enrollment Services operating segments. In addition, in September 2009, the Company began servicing federally-owned student loans for the Department. The amount of federally-owned student loans originated through the Direct Loan Program is expected to increase substantially, which will lead to an increase in servicing volume and related revenue for the Company. A summary of revenue from the Company’s fee-based businesses is shown below.

	Three months ended June 30,
	2011	2010	$ Change	% Change
Student Loan and Guaranty Servicing (a)	$41,747	42,463	(716)	(1.7	) %
Tuition Payment Processing and Campus Commerce	14,763	12,799	1,964	15.3
Enrollment Services (b)	32,315	35,403	(3,088)	(8.7)

Total revenue from fee-based businesses	$88,825	90,665	(1,840)	(2.0	) %

	Six months ended June 30,
	2011	2010	$ Change	% Change
Student Loan and Guaranty Servicing (a)	$82,175	83,692	(1,517)	(1.8	) %
Tuition Payment Processing and Campus Commerce	34,138	30,189	3,949	13.1
Enrollment Services (b)	66,183	68,674	(2,491)	(3.6)

Total revenue from fee-based businesses	$182,496	182,555	(59)	(0.0	) %

(a)
The Student Loan and Guaranty Servicing operating segment included $9.1 million and $12.3 million of revenue earned from rehabilitation collections on defaulted loans for the three months ended June 30, 2011 and 2010, respectively, and $15.6 million and $22.3 million for the six months ended June 30, 2011 and 2010, respectively.

(b)
Growth in enrollment services revenue has been affected by the current regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts as further discussed in this Item 2 under “Enrollment Services Operating Segment – Results of Operations.”

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

Income (loss) before taxes (a)
($5 million)	$67 million	$80 million

(a)
Excludes restructure and impairment expenses and a litigation settlement charge recognized in 2010. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information on total operating expenses by segment and these adjustments thereto.

Manage Operating Costs

Operating expenses decreased $7.7 million (7.1%) and $11.7 million (5.5%) for the three and six months ended June 30, 2011 compared to the same periods in 2010 as further discussed in this Item 2 under “Results of Operations – Operating Expenses.”

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Fixed rate floor income, gross	$39,146	35,340	77,046	74,467

Derivative settlements (a)	(6,345)	(4,286)	(12,563)	(8,142)

Fixed rate floor income, net	$32,801	31,054	64,483	66,325

Fixed rate floor income contribution to spread, net	0.57%	0.48%	0.56%	0.53%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

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

As of June 30, 2011, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.63 billion as detailed below.  The $1.63 billion includes approximately $350 million (as of June 30, 2011) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances on the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans currently funded in asset-backed securitizations.  As of June 30, 2011, the Company had $20.1 billion of loans included in asset-backed securitizations, which represented 87 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department of Education’s Conduit Program and other warehouse facilities or loans originated and/or acquired subsequent to June 30, 2011.

As previously discussed, on July 8, 2011, the Company purchased the residual interest in $1.9 billion of FFELP student loans.  The table below does not include the estimated future cash flow from this portfolio. The Company estimates these loans will add approximately $90 million to $120 million in future cash flow to the Company in addition to the amounts summarized below.

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

Interest rates:  The Company funds the majority of its student loans with three-month LIBOR (“LIBOR”) indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets are indexed primarily to a commercial paper rate (“CP”).  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes LIBOR will exceed CP by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between CP and LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $80 million to $120 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of June 30, 2011, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a liability of $19.9 million. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

Use Liquidity to Capitalize on Market Opportunities

The Company has used and will continue to use its improved liquidity position to capitalize on market opportunities, including FFELP student loan acquisitions; strategic acquisitions and investments in its core business areas of loan financing, loan servicing, payment processing, and enrollment services (education planning); and capital management initatives, including debt repurchases, stock repurchases, and dividend distributions.

During 2011, the Company has used its improved liquidity to accomplish the following items:

•	FFELP Student Loan Acquisitions
-	Purchased $0.7 billion of FFELP student loans through June 30, 2011
-	Purchased the residual interest in $1.9 billion of FFELP student loans on July 8, 2011

•	Acquisitions and Investments in Core Business Areas
-	Purchased contracts with more than 370 K-12 schools to provide tuition payment plan services

•	Capital Management
-	Raised the quarterly dividend paid on the Company’s common stock to $0.10 per share
-	Repurchased $63.2 million notional amount of debt recognizing a gain of $7.0 million

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

Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010

Net Interest Income (net of settlements on derivatives)

	Three months ended June 30,					Six months ended June 30,
			Change					Change
	2011	2010	$	%		2011	2010	$	%
Interest income:
Loan interest	$138,934	155,353	(16,419)	(10.6	) %	$276,292	290,320	(14,028)	(4.8	) %
Investment interest	856	1,304	(448)	(34.4)		1,582	2,305	(723)	(31.4)
Total interest income	139,790	156,657	(16,867)	(10.8)		277,874	292,625	(14,751)	(5.0)
Interest expense:
Interest on bonds and notes payable	51,054	59,243	(8,189)	(13.8)		103,361	110,102	(6,741)	(6.1)
Net interest income	88,736	97,414	(8,678)	(8.9)		174,513	182,523	(8,010)	(4.4)
Provision for loan losses	5,250	6,200	(950)	(15.3)		9,000	11,200	(2,200)	(19.6)
Net interest income after provision for loan losses	83,486	91,214	(7,728)	(8.5)		165,513	171,323	(5,810)	(3.4)

Derivative settlements, net (a)	(3,522)	(3,377)	(145)	4.3		(7,674)	(5,800)	(1,874)	32.3

Net interest income after provision for loan losses (net of settlements on derivatives)	79,964	87,837	(7,873)	(9.0	) %	$157,839	165,523	(7,684)	(4.6	) %

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

Net interest income after provision for loan losses, net of settlements on derivatives, changed for the three and six months ended June 30, 2011 compared to the same periods in 2010 as follows:

	Three months ended June 30,					Six months ended June 30,
			Change					Change
	2011	2010	$	%		2011	2010	$	%

Variable student loan interest margin, net of settlements on derivatives (a)	$53,997	67,804	(13,807)	(20.4	) %	$106,527	120,334	(13,807)	(11.5	) %
Fixed rate floor income, net of settlements on derivatives (b)	32,801	31,054	1,747	5.6		64,483	66,325	(1,842)	(2.8)
Investment interest (c)	856	1,304	(448)	(34.4)		1,582	2,305	(723)	(31.4)
Corporate debt interest expense (d)	(2,440)	(6,125)	3,685	(60.2)		(5,753)	(12,241)	6,488	(53.0)
Provision for loan losses (e)	(5,250)	(6,200)	950	(15.3)		(9,000)	(11,200)	2,200	(19.6)

Net interest income after provision for loan losses (net of settlements on derivatives)	$79,964	87,837	(7,873)	(9.0	) %	$157,839	165,523	(7,684)	(4.6	) %

(a)
Variable student loan spread decreased to 0.94% and 0.92% for the three and six months ended June 30, 2011 compared to 1.06% and 0.96% for the same periods in 2010. See Item 2 under “Asset Generation and Management Operating Segment – Results of Operations – Student Loan Spread Analysis,” for additional information.

(b)
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate generating fixed rate floor income. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” for additional information.

(c)	Investment interest decreased for the three and six months ended June 30, 2011 compared with the same periods in 2010 due to a decrease in average cash held.

(d)
Corporate debt interest expense includes interest expense incurred by the Company on its 5.125% Senior Notes due 2010 (the “Senior Notes”), Junior Subordinated Hybrid Securities, and its $750 million unsecured line of credit. Corporate debt interest expense decreased for the three and six months ended June 30, 2011 compared with the same periods in 2010 due to a reduction in debt outstanding due to the purchase of Junior Subordinated Hybrid Securities, the maturity of the Senior Notes on June 1, 2010, and using excess cash to pay down a portion of the unsecured line of credit.

(e)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses inherent in the Company's portfolio of loans.  The provision for loan losses recognized by the Company decreased during the three and six months ended June 30, 2011 compared to the same periods in 2010, primarily due to a decrease in the non-federally insured loan provision due to a decrease in the dollar amount of the Company's student loan portfolio, including those loans in repayment, as well as continued aging of the portfolio.

Other Income

	Three months ended June 30,					Six months ended June 30,
			Change					Change
	2011	2010	$	%		2011	2010	$	%

Loan and guaranty servicing revenue (a)	$37,389	36,652	737	2.0%		$73,025	73,046	(21)	(0.0	) %
Tuition payment processing and campus commerce revenue (b)	14,761	12,795	1,966	15.4		34,130	30,177	3,953	13.1
Enrollment services revenue (c)	32,315	35,403	(3,088)	(8.7)		66,183	68,674	(2,491)	(3.6)
Software services revenue (d)	4,346	5,499	(1,153)	(21.0)		9,123	9,843	(720)	(7.3)
Other income (e)	6,826	8,496	(1,670)	(19.7)		13,318	15,756	(2,438)	(15.5)
Gain on sale of loans and debt repurchases (f)	—	8,759	(8,759)	(100.0)		8,307	18,936	(10,629)	(56.1)
Derivative market value and foreign currency adjustments (g)	(16,813)	(7,231)	(9,582)	132.5		(15,697)	(3,126)	(12,571)	402.1
Derivative settlements, net (h)	(3,522)	(3,377)	(145)	4.3		(7,674)	(5,800)	(1,874)	32.3
Total other income	$75,302	96,996	(21,694)	(22.4	) %	$180,715	207,506	(26,791)	(12.9	) %

(a)
“Loan and guaranty servicing revenue” increased for the three months ended June 30, 2011 compared to the same period in 2010 due to an increase in servicing revenue from the Department of Education, partially offset by decreases in FFELP servicing and guaranty servicing revenue. “Loan and guaranty servicing revenue” remained relatively flat for the six months ended June 30, 2011 compared to the same period in 2010 due to decreases in FFELP servicing and guaranty servicing revenues, offset by an increase in government servicing revenue. See Item 2 under “Student Loan and Guaranty Servicing Operating Segment – Results of Operations” for additional information.

(b)
“Tuition payment processing and campus commerce revenue” increased due to an increase in the number of managed tuition payment plans and an increase in campus commerce customers as discussed in this Item 2 under “Tuition Payment Processing and Campus Commerce Operating Segment – Results of Operations.”

(c)
“Enrollment services revenue” decreased due to a decrease in interactive marketing services volume, as further discussed in this Item 2 under “Enrollment Services Operating Segment – Results of Operations.” Growth in enrollment services revenue has been affected by the current regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

(d)
“Software services revenue” decreased due to a reduction in the number of projects for existing customers and the loss of customers due to legislative developments in the student loan industry throughout 2010 and 2011.

(e)	The following table summarizes the components of “other income”.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Borrower late fee income	$3,222	2,979	6,812	6,237
Investment advisory fees	1,180	—	1,180	—
529 Plan administration fees	439	1,141	1,571	2,558
Other	1,985	4,376	3,755	6,961

Other income	$6,826	8,496	13,318	15,756

(f)   “Gain on sale of loans and debt repurchases” includes the following:

	Three months ended June 30, 2011			Six months ended June 30, 2011
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain
Gains on debt repurchases:
Junior Subordinated Hybrid Securities	$—	—	—	62,558	55,651	6,907
Asset-backed securities	—	—	—	600	545	55
	$—	—	—	63,158	56,196	6,962
Gain on sale of loans			—			1,345

Gain on sale of loans and debt repurchases, net			$—			$8,307

	Three months ended June 30, 2010			Six months ended June 30, 2010
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain
Gains on debt repurchases:
Asset-backed securities	$117,775	109,016	8,759	392,025	373,089	18,936

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Change in fair value of derivatives - income (expense)	$2,207	(100,632)	68,658	(168,201)
Foreign currency transaction adjustment - income (expense)	(19,020)	93,401	(84,355)	165,075

Derivative market value and foreign currency adjustments - income (expense)	$(16,813)	(7,231)	(15,697)	(3,126)

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

Operating Expenses

As shown below, operating expenses decreased for the three and six months ended June 30, 2011 compared to the same periods in 2010.

	Three months ended June 30,		Change
	2011	2010	$	%

Salaries and benefits (a)	$42,881	40,962	1,919	4.7%
Cost to provide enrollment services (b)	22,140	24,111	(1,971)	(8.2)
Depreciation and amortization (c)	6,769	9,728	(2,959)	(30.4)
Restructure expense (d)	—	72	(72)	(100.0)
Other expenses (e)	28,767	33,348	(4,581)	(13.7)
Total operating expenses	$100,557	108,221	(7,664)	(7.1	) %

	Six months ended June 30,		Change
	2011	2010		%

Salaries and benefits (a)	$86,793	81,606	5,187	6.4%
Cost to provide enrollment services (b)	44,979	46,136	(1,157)	(2.5)
Depreciation and amortization (c)	13,545	20,511	(6,966)	(34.0)
Restructure expense (d)	—	1,269	(1,269)	(100.0)
Other expenses (e)	54,872	62,403	(7,531)	(12.1)
Total operating expenses	$200,189	211,925	(11,736)	(5.5	) %

(a)	Salaries and benefits increased as a result of supporting the increase in government servicing volume in the Student Loan and Guaranty Servicing operating segment.

(b)	Cost to provide enrollment services decreased as a result of a decrease in interactive marketing services volume.

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

(e)
Other expenses decreased due to a decrease in collection costs related to loan rehabilitation revenue, as well as a decrease in consulting and professional fees, primarily legal costs associated with the previously disclosed Oberg litigation.

Income Taxes

The Company’s effective tax rate was 36.3% and 37.0% for the three and six months ended June 30, 2011, respectively, compared to 37.5% for the same periods in 2010. The effective tax rate for 2011 decreased compared to the same periods in 2010 due to state incentive tax credits and an overall reduction of the state effective tax rate.

Segment Operating Results

Additional information on the Company’s results of operations is included with the discussion of the Company’s operating segments in this Item 2 under “Operating Segments.”

Financial Condition as of June 30, 2011 compared to December 31, 2010

	As of	As of
	June 30,	December 31,	Change
	2011	2010	Dollars	Percent
Assets:
Student loans receivable, net	$23,228,778	23,948,014	(719,236)	(3.0	) %
Student loans receivable - held for sale	—	84,987	(84,987)	(100.0)
Cash, cash equivalents, and investments	823,187	1,084,322	(261,135)	(24.1)
Goodwill	117,118	117,118	—	—
Intangible assets, net	37,564	38,712	(1,148)	(3.0)
Fair value of derivative instruments	182,450	118,346	64,104	54.2
Other assets	482,414	502,393	(19,979)	(4.0)
Total assets	$24,871,511	25,893,892	(1,022,381)	(3.9	) %

Liabilities:
Bonds and notes payable	$23,605,413	24,672,472	(1,067,059)	(4.3	) %
Fair value of derivative instruments	23,383	16,089	7,294	45.3
Other liabilities	253,931	298,698	(44,767)	(15.0)
Total liabilities	23,882,727	24,987,259	(1,104,532)	(4.4)

Shareholders' equity	988,784	906,633	82,151	9.1
Total liabilities and shareholders' equity	$24,871,511	25,893,892	(1,022,381)	(3.9	) %

Total assets and total liabilities decreased during 2011.  The decrease in total assets was primarily due to the decrease of student loans receivable which occurred as a result of repayments and the loss of loans to consolidation to external parties partially offset by the acquisition of loan portfolios from third parties. The decrease in total liabilities was primarily due to the Company paying down bonds and notes payable. See the activity of loans acquired in this Item 2 under “Asset Generation and Management – Results of Operations.”

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

Segment Results and Reconciliations to GAAP

	Three months ended June 30, 2011
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and Guaranty	and Campus	Enrollment	Total Fee-	Generation and	Activity and		Base Net	Adjustments to GAAP	GAAP Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Eliminations	Income	Results	Operations

Total interest income	$12	2	—	14	139,284	1,147	(655)	139,790	—	139,790
Interest expense	—	—	—	—	49,269	2,440	(655)	51,054	—	51,054
Net interest income (loss)	12	2	—	14	90,015	(1,293)	—	88,736	—	88,736

Less provision for loan losses	—	—	—	—	5,250	—	—	5,250	—	5,250
Net interest income (loss) after provision for loan losses	12	2	—	14	84,765	(1,293)	—	83,486	—	83,486

Other income (expense):
Loan and guaranty servicing revenue	37,389	—	—	37,389	—	—	—	37,389	—	37,389
Intersegment servicing revenue	16,793	—	—	16,793	—	—	(16,793)	—	—	—
Tuition payment processing and campus commerce revenue	—	14,761	—	14,761	—	—	—	14,761	—	14,761
Enrollment services revenue	—	—	32,315	32,315	—	—	—	32,315	—	32,315
Software services revenue	4,346	—	—	4,346	—	—	—	4,346	—	4,346
Other income	—	—	—	—	3,997	2,829	—	6,826	—	6,826
Gain on sale of loans and debt repurchases	—	—	—	—	—	—	—	—	—	—
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	(16,813)	(16,813)
Derivative settlements, net	—	—	—	—	(3,274)	(248)	—	(3,522)	—	(3,522)
Total other income (expense)	58,528	14,761	32,315	105,604	723	2,581	(16,793)	92,115	(16,813)	75,302

Operating expenses:
Salaries and benefits	24,731	7,249	5,931	37,911	709	4,261	—	42,881	—	42,881
Cost to provide enrollment services	—	—	22,140	22,140	—	—	—	22,140	—	22,140
Depreciation and amortization	1,336	345	780	2,461	—	349	—	2,810	3,959	6,769
Restructure expense	—	—	—	—	—	—	—	—	—	—
Other	14,605	2,327	2,442	19,374	5,139	4,254	—	28,767	—	28,767
Intersegment expenses, net	1,060	1,118	959	3,137	17,047	(3,391)	(16,793)	—	—	—
Total operating expenses	41,732	11,039	32,252	85,023	22,895	5,473	(16,793)	96,598	3,959	100,557

Income (loss) before income taxes and corporate overhead allocation	16,808	3,724	63	20,595	62,593	(4,185)	—	79,003	(20,772)	58,231
Corporate overhead allocation	(1,233)	(411)	(411)	(2,055)	(2,054)	4,109	—	—	—	—
Income (loss) before income taxes	15,575	3,313	(348)	18,540	60,539	(76)	—	79,003	(20,772)	58,231
Income tax (expense) benefit	(5,917)	(1,259)	132	(7,044)	(23,412)	1,457	—	(28,999)	7,893	(21,106)
Net income (loss)	$9,658	2,054	(216)	11,496	37,127	1,381	—	50,004	(12,879)	37,125

	Three months ended June 30, 2010
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and Guaranty	and Campus	Enrollment	Total Fee-	Generation and	Activity and		Base Net	Adjustments to GAAP	GAAP Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Eliminations	Income	Results	Operations

Total interest income	$17	4	—	21	155,701	1,922	(987)	156,657	—	156,657
Interest expense	—	—	—	—	54,105	6,125	(987)	59,243	—	59,243
Net interest income (loss)	17	4	—	21	101,596	(4,203)	—	97,414	—	97,414

Less provision for loan losses	—	—	—	—	6,200	—	—	6,200	—	6,200
Net interest income (loss) after provision for loan losses	17	4	—	21	95,396	(4,203)	—	91,214	—	91,214

Other income (expense):
Loan and guaranty servicing revenue	36,652	—	—	36,652	—	—	—	36,652	—	36,652
Intersegment servicing revenue	21,969	—	—	21,969	—	—	(21,969)	—	—	—
Tuition payment processing and campus commerce revenue	—	12,795	—	12,795	—	—	—	12,795	—	12,795
Enrollment services revenue	—	—	35,403	35,403	—	—	—	35,403	—	35,403
Software services revenue	5,499	—	—	5,499	—	—	—	5,499	—	5,499
Other income	295	—	—	295	4,636	3,565	—	8,496	—	8,496
Gain on sale of loans and debt repurchases	—	—	—	—	8,759	—	—	8,759	—	8,759
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	(7,231)	(7,231)
Derivative settlements, net	—	—	—	—	(3,377)	—	—	(3,377)	—	(3,377)
Total other income (expense)	64,415	12,795	35,403	112,613	10,018	3,565	(21,969)	104,227	(7,231)	96,996

Operating expenses:
Salaries and benefits	23,327	6,594	6,447	36,368	1,286	3,808	(500)	40,962	—	40,962
Cost to provide enrollment services	—	—	24,111	24,111	—	—	—	24,111	—	24,111
Depreciation and amortization	1,157	339	1,616	3,112	—	384	—	3,496	6,232	9,728
Restructure expense	84	—	—	84	—	(12)	—	72	—	72
Other	18,668	2,272	2,449	23,389	2,992	6,967	—	33,348	—	33,348
Intersegment expenses, net	1,149	879	641	2,669	21,891	(3,091)	(21,469)	—	—	—
Total operating expenses	44,385	10,084	35,264	89,733	26,169	8,056	(21,969)	101,989	6,232	108,221

Income (loss) before income taxes and corporate overhead allocation	20,047	2,715	139	22,901	79,245	(8,694)	—	93,452	(13,463)	79,989
Corporate overhead allocation	(1,484)	(495)	(495)	(2,474)	(2,473)	4,947	—	—	—	—
Income (loss) before income taxes	18,563	2,220	(356)	20,427	76,772	(3,747)	—	93,452	(13,463)	79,989
Income tax (expense) benefit	(7,053)	(844)	135	(7,762)	(29,173)	1,823	—	(35,112)	5,116	(29,996)
Net income (loss)	$11,510	1,376	(221)	12,665	47,599	(1,924)		58,340	(8,347)	49,993

Additional information:
Net income (loss)	$11,510	1,376	(221)	12,665	47,599	(1,924)	—	58,340	(8,347)	49,993
Plus:Restructure expense (a)	84	—	—	84	—	(12)	—	72	(72)	—
Less: Net tax effect	(32)	—	—	(32)	—	5	—	(27)	27	—

Net income (loss), excluding restructure expense	$11,562	1,376	(221)	12,717	47,599	(1,931)	—	58,385	(8,392)	49,993

(a) During the second quarter of 2010, the Company recorded restructuring charges associated with previously implemented restructuring plans.

	Six months ended June 30, 2011
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and Guaranty	and Campus	Enrollment	Total Fee-	Generation and	Activity and		Base Net	Adjustments to GAAP	GAAP Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Eliminations	Income	Results	Operations

Total interest income	$27	8	—	35	276,923	2,293	(1,377)	277,874	—	277,874
Interest expense	—	—	—	—	98,985	5,753	(1,377)	103,361	—	103,361
Net interest income (loss)	27	8	—	35	177,938	(3,460)	—	174,513	—	174,513

Less provision for loan losses	—	—	—	—	9,000	—	—	9,000	—	9,000
Net interest income (loss) after provision for loan losses	27	8	—	35	168,938	(3,460)	—	165,513	—	165,513

Other income (expense):
Loan and guaranty servicing revenue	73,025	—	—	73,025	—	—	—	73,025	—	73,025
Intersegment servicing revenue	34,650	—	—	34,650	—	—	(34,650)	—	—	—
Tuition payment processing and campus commerce revenue	—	34,130	—	34,130	—	—	—	34,130	—	34,130
Enrollment services revenue	—	—	66,183	66,183	—	—	—	66,183	—	66,183
Software services revenue	9,123	—	—	9,123	—	—	—	9,123	—	9,123
Other income	—	—	—	—	8,133	5,185	—	13,318	—	13,318
Gain on sale of loans and debt repurchases	—	—	—	—	1,400	6,907	—	8,307	—	8,307
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	(15,697)	(15,697)
Derivative settlements, net	—	—	—	—	(7,312)	(362)	—	(7,674)	—	(7,674)
Total other income (expense)	116,798	34,130	66,183	217,111	2,221	11,730	(34,650)	196,412	(15,697)	180,715

Operating expenses:
Salaries and benefits	50,119	14,401	12,188	76,708	1,487	8,598	—	86,793	—	86,793
Cost to provide enrollment services	—	—	44,979	44,979	—	—	—	44,979	—	44,979
Depreciation and amortization	2,642	681	1,593	4,916	—	694	—	5,610	7,935	13,545
Restructure expense	—	—	—	—	—	—	—	—	—	—
Other	29,184	4,961	4,760	38,905	6,677	9,290	—	54,872	—	54,872
Intersegment expenses, net	2,429	2,211	1,777	6,417	35,194	(6,961)	(34,650)	—	—	—
Total operating expenses	84,374	22,254	65,297	171,925	43,358	11,621	(34,650)	192,254	7,935	200,189

Income (loss) before income taxes and corporate overhead allocation	32,451	11,884	886	45,221	127,801	(3,351)	—	169,671	(23,632)	146,039
Corporate overhead allocation	(1,986)	(662)	(662)	(3,310)	(3,309)	6,619	—	—	—	—
Income (loss) before income taxes	30,465	11,222	224	41,911	124,492	3,268	—	169,671	(23,632)	146,039
Income tax (expense) benefit	(11,575)	(4,264)	(85)	(15,924)	(47,714)	624	—	(63,014)	8,980	(54,034)
Net income (loss)	$18,890	6,958	139	25,987	76,778	3,892	—	106,657	(14,652)	92,005

	Six months ended June 30, 2010
	Fee-Based
		Tuition
	Student	Payment
	Loan	Processing			Asset	Corporate
	and Guaranty	and Campus	Enrollment	Total Fee-	Generation and	Activity and		Base net	Adjustments to GAAP	GAAP Results of
	Servicing	Commerce	Services	Based	Management	Overhead	Eliminations	income	Results	Operations

Total interest income	$30	12	—	42	290,963	3,520	(1,900)	292,625	—	292,625
Interest expense	—	—	—	—	99,761	12,241	(1,900)	110,102	—	110,102
Net interest income (loss)	30	12	—	42	191,202	(8,721)	—	182,523	—	182,523

Less provision for loan losses	—	—	—	—	11,200	—	—	11,200	—	11,200
Net interest income (loss) after provision for loan losses	30	12	—	42	180,002	(8,721)	—	171,323	—	171,323

Other income (expense):
Loan and guaranty servicing revenue	73,300	—	—	73,300	—	(254)	—	73,046	—	73,046
Intersegment servicing revenue	43,549	—	—	43,549	—	—	(43,549)	—	—	—
Tuition payment processing and campus commerce revenue	—	30,177	—	30,177	—	—	—	30,177	—	30,177
Enrollment services revenue	—	—	68,674	68,674	—	—	—	68,674	—	68,674
Software services revenue	9,843	—	—	9,843	—	—	—	9,843	—	9,843
Other income	519	—	—	519	9,404	5,833	—	15,756	—	15,756
Gain on sale of loans and debt repurchases	—	—	—	—	18,936	—	—	18,936	—	18,936
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	(3,126)	(3,126)
Derivative settlements, net	—	—	—	—	(5,800)	—	—	(5,800)	—	(5,800)
Total other income (expense)	127,211	30,177	68,674	226,062	22,540	5,579	(43,549)	210,632	(3,126)	207,506

Operating expenses:
Salaries and benefits	46,909	13,212	12,518	72,639	2,644	7,925	(1,602)	81,606	—	81,606
Cost to provide enrollment services	—	—	46,136	46,136	—	—	—	46,136	—	46,136
Depreciation and amortization	2,176	672	4,120	6,968	3	792	—	7,763	12,748	20,511
Restructure expense	1,289	—	—	1,289	—	(20)	—	1,269	—	1,269
Other	33,168	4,380	5,007	42,555	7,210	12,638	—	62,403	—	62,403
Intersegment expenses, net	2,992	1,653	1,074	5,719	42,716	(6,488)	(41,947)	—	—	—
Total operating expenses	86,534	19,917	68,855	175,306	52,573	14,847	(43,549)	199,177	12,748	211,925

Income (loss) before income taxes and corporate overhead allocation	40,707	10,272	(181)	50,798	149,969	(17,989)	—	182,778	(15,874)	166,904
Corporate overhead allocation	(2,673)	(891)	(891)	(4,455)	(4,454)	8,909	—	—	—	—
Income (loss) before income taxes	38,034	9,381	(1,072)	46,343	145,515	(9,080)	—	182,778	(15,874)	166,904
Income tax (expense) benefit	(14,453)	(3,566)	408	(17,611)	(55,296)	4,286	—	(68,621)	6,032	(62,589)
Net income (loss)	$23,581	5,815	(664)	28,732	90,219	(4,794)	—	114,157	(9,842)	104,315

Additional information:
Net income (loss)	$23,581	5,815	(664)	28,732	90,219	(4,794)	—	114,157	(9,842)	104,315
Plus: Restructure expense (a)	1,289	—	—	1,289	—	(20)	—	1,269	(1,269)	—
Less: Net tax effect	(490)	—	—	(490)	—	8	—	(482)	482	—

Net income (loss), excluding restructure expense	$24,380	5,815	(664)	29,531	90,219	(4,806)	—	114,944	(10,629)	104,315

(a) During the first six months of 2010, the Company recorded restructuring charges associated with previously implemented restructuring plans.

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

	Student	Tuition
	Loan	Payment		Asset	Corporate
	and	Processing		Generation	Activity
	Guaranty	and Campus	Enrollment	and	and
	Servicing	Commerce	Services	Management	Overhead	Total

	Three months ended June 30, 2011

Derivative market value and foreign currency adjustments	$—	—	—	12,531	4,282	16,813
Amortization of intangible assets	2,100	981	878	—	—	3,959
Net tax effect (a)	(798)	(373)	(334)	(4,762)	(1,626)	(7,893)

Total adjustments to GAAP	$1,302	608	544	7,769	2,656	12,879

	Three months ended June 30, 2010

Derivative market value and foreign currency adjustments	$—	—	—	550	6,681	7,231
Amortization of intangible assets	2,114	1,591	2,527	—	—	6,232
Net tax effect (a)	(803)	(605)	(958)	(209)	(2,541)	(5,116)

Total adjustments to GAAP	$1,311	986	1,569	341	4,140	8,347

	Six months ended June 30, 2011

Derivative market value and foreign currency adjustments	$—	—	—	13,120	2,577	15,697
Amortization of intangible assets	4,200	1,979	1,756	—	—	7,935
Net tax effect (a)	(1,596)	(752)	(667)	(4,986)	(979)	(8,980)

Total adjustments to GAAP	$2,604	1,227	1,089	8,134	1,598	14,652

	Six months ended June 30, 2010

Derivative market value and foreign currency adjustments	$—	—	—	(4,011)	7,137	3,126
Amortization of intangible assets	4,350	3,516	4,882	—	—	12,748
Net tax effect (a)	(1,653)	(1,337)	(1,858)	1,524	(2,708)	(6,032)

Total adjustments to GAAP	$2,697	2,179	3,024	(2,487)	4,429	9,842

(a)	Income taxes are applied based on 38% for the individual operating segments.

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

Based on the first year of survey results, the Company was allocated 16% of the new loan volume originated by the Department for the period from August 15, 2010 through August 14, 2011 (the second year of the servicing contract). The Department projected an estimated 6 million new borrowers in total during the second year of this contract that would be allocated to the four servicers. Based on current survey results, the Company anticipates receiving 16% of the new loan volume originated by the Department for the period from August 15, 2011 through August 14, 2012 (the third year of the servicing contract). The Company is focused on improving survey results to increase this allocation in future periods.

The servicing contract with the Department of Education spans five years, with one five-year renewal at the option of the Department. Servicing loans under this contract will increase revenue earned by this segment.  However, as the portfolio ages, operating margins under this contract are expected to be lower than historical levels achieved.

Segment Summary of Results

The results for the three and six months ended June 30, 2011 compared to the same periods in 2010 include:

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

Student Loan Servicing Volumes (dollars in millions)

Student Loan Servicing Volumes (dollars in millions)

Government Servicing
Private Servicing
FFELP Servicing
Guarantee Volume O/S
$75,000
$50,000
$25,000
$-
$37,550
$3,439
$1,722
$32,388
$42,989
$8,241
$1,769
$32,979
$47,630
$12,863
$1,740
$33,027
$55,680
$21,792
$1,783
$32,105
$61,477
$30,286
$1,791
$29,400
$67,965
$37,316
$1,848
$28,801
$68,974
$38,827
$1,819
$28,328
Dec 31, 09
Mar 31, 10
Jun 30, 10
Sep 30, 10
Dec 31, 10
Mar 31, 11
Jun 30, 11

Company Owned	$23,139	$24,378	$26,351	$26,183	$23,727	$23,249	$22,757
% of total	61.6%	56.7%	55.3%	47.0%	38.6%	34.2%	33.0%
Number of borrowers:							
Government servicing:	441,913	1,055,896	1,530,308	2,510,630	2,804,502	2,814,142	2,666,183
FFELP servicing:	2,311,558	2,327,016	2,329,150	2,227,288	1,912,748	1,870,538	1,837,272
Total:	2,753,471	3,382,912	3,859,458	4,737,918	4,717,250	4,684,680	4,503,455

Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010

	Three months ended June 30,					Six months ended June 30,
			Change					Change
	2011	2010	$	%		2011	2010	$	%
Net interest income	$12	17	(5)	(29.4	) %	$27	30	(3)	(10.0	) %

Loan and guaranty servicing revenue	37,389	36,652	737	2.0		73,025	73,300	(275)	(0.4)
Intersegment servicing revenue	16,793	21,969	(5,176)	(23.6)		34,650	43,549	(8,899)	(20.4)
Software services revenue	4,346	5,499	(1,153)	(21.0)		9,123	9,843	(720)	(7.3)
Other income	—	295	(295)	(100.0)		—	519	(519)	(100.0)
Total other income	58,528	64,415	(5,887)	(9.1)		116,798	127,211	(10,413)	(8.2)
Salaries and benefits	24,731	23,327	1,404	6.0		50,119	46,909	3,210	6.8
Depreciation and amortization	1,336	1,157	179	15.5		2,642	2,176	466	21.4
Restructure expense	—	84	(84)	(100.0)		—	1,289	(1,289)	(100.0)
Other expenses	14,605	18,668	(4,063)	(21.8)		29,184	33,168	(3,984)	(12.0)
Intersegment expenses, net	1,060	1,149	(89)	(7.7)		2,429	2,992	(563)	(18.8)
Total operating expenses	41,732	44,385	(2,653)	(6.0)		84,374	86,534	(2,160)	(2.5)
"Base net income" before income taxes and corporate overhead allocation	16,808	20,047	(3,239)	(16.2)		32,451	40,707	(8,256)	(20.3)
Corporate overhead allocation	(1,233)	(1,484)	251	(16.9)		(1,986)	(2,673)	687	(25.7)
"Base net income" before income taxes	15,575	18,563	(2,988)	(16.1)		30,465	38,034	(7,569)	(19.9)
Income tax expense	(5,917)	(7,053)	1,136	(16.1)		(11,575)	(14,453)	2,878	(19.9)
"Base net income"	$9,658	11,510	(1,852)	(16.1	) %	$18,890	23,581	(4,691)	(19.9	) %

Additional information:
"Base net income"	$9,658	11,510	(1,852)	(16.1	) %	$18,890	23,581	(4,691)	(19.9	) %
Restructure expense	—	84	(84)	(100.0)		—	1,289	(1,289)	(100.0)
Net tax effect	—	(32)	32	(100.0)		—	(490)	490	(100.0)

"Base net income," excluding restructure expense	$9,658	11,562	(1,904)	(16.5	) %	$18,890	24,380	(5,490)	(22.5	) %

Before Tax Operating Margin, excluding restructure expense	26.6%	28.8%				26.1%	29.9%

Loan and guaranty servicing revenue.

	Three months ended June 30,
	2011			2010
	Origination	Servicing	Total	Origination	Servicing	Total
	revenue	revenue	revenue	revenue	revenue	revenue

FFELP servicing (a)	$—	6,741	6,741	$88	8,762	8,850

Private servicing	211	2,135	2,346	107	1,932	2,039

Government servicing (b)	—	11,916	11,916	—	6,147	6,147

Guaranty servicing (c)	—	16,386	16,386	38	19,578	19,616

Loan and guaranty servicing revenue	$211	37,178	37,389	$233	36,419	36,652

(a)
FFELP servicing revenue decreased in 2011 compared to 2010 due to the loss of servicing volume from third party customers as a result of these customers selling their portfolios to the Company and/or the Department under the Purchase Program.

(b)	Government servicing revenue increased during 2011 compared to 2010 due to an increase in volume from the Department.

(c)
Guaranty servicing revenue decreased in 2011 compared to 2010 due to a reduction in revenue earned from rehabilitation collections on defaulted loan assets.  For the three months ended June 30, 2011, the Company earned $9.1 million in revenue from rehabilitation collections compared to $12.3 million for the same period in 2010.

	Six months ended June 30,
	2011			2010
	Origination	Servicing	Total	Origination	Servicing	Total
	revenue	revenue	revenue	revenue	revenue	revenue

FFELP servicing (a)	$—	13,738	13,738	$256	21,218	21,474

Private servicing	484	4,278	4,762	303	3,856	4,159

Government servicing (b)	—	24,202	24,202	—	9,687	9,687

Guaranty servicing (c)	—	30,323	30,323	120	37,860	37,980

Loan and guaranty servicing revenue	$484	72,541	73,025	$679	72,621	73,300

(a)
FFELP servicing revenue decreased in 2011 compared to 2010 due to the loss of servicing volume from third party customers as a result of these customers selling their portfolios to the Company and/or the Department under the Purchase Program.

(b)	Government servicing revenue increased in 2011 compared to 2010 due an increase in volume from the Department.

(c)
Guaranty servicing revenue decreased in 2011 compared to 2010 due to a reduction in revenue earned from rehabilitation collections on defaulted loan assets.  For the six months ended June 30, 2011, the Company earned $15.6 million in revenue from rehabilitation collections compared to $22.3 million for the same period in 2010.  Excluding the rehabilitation collection revenue, revenue from guaranty servicing decreased $0.9 million for the six months ended June 30, 2011 compared to the same period in 2010 due to the amortization of the guaranty servicing portfolio.

Intersegment servicing revenue. Intersegment servicing revenue includes servicing revenue earned for the Student Loan and Guaranty Servicing operating segment as a result of servicing loans for the Asset Generation and Management operating segment.  This revenue decreased as a result of the Company no longer originating FFELP loans and the amortization of the Company’s FFELP portfolio.

Software services revenue. Software services revenue decreased due to a reduction in the number of projects for existing customers and the loss of customers due to legislative developments in the student loan industry throughout 2010 and 2011.

Operating expenses.  Excluding restructure expense and collection costs related to loan rehabilitation revenue, operating expenses increased $1.1 million (2.9%) and $4.7 million (6.5%) for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010.  These increases were due to incurring additional costs to support the increase in government servicing volume. Management expects continued compression of operating margin in this operating segment as the government servicing portfolio grows as a percent of the Company’s total servicing portfolio.

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

This segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Tuition management revenue is recognized over the course of the academic term, but the peak operational activities take place in summer and early fall. Revenue associated with providing electronic commerce subscription services is recognized over the service period with the highest revenue months being July through September and December and January.  The Company’s operating expenses do not follow the seasonality of the revenues. This is primarily due to fixed year-round personnel costs and seasonal marketing costs. For example, generally revenue and pre-tax operating margin are higher in the first and third quarters and lower in the second and fourth quarters.

Segment Summary of Results

The results for the three and six months ended June 30, 2011 compared to the same periods in 2010 include:

•	An increase in revenue as a result of an increase in the number of managed tuition payment plans and campus commerce transactions processed.

•	An improved operating margin, which includes strong revenue growth while still incurring expenses related to continued investments in new products and services.

Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010
	Three months ended June 30,					Six months ended June 30,
			Change					Change
	2011	2010	$	%		2011	2010	$	%
Net interest income	$2	4	(2)	(50.0	) %	$8	12	(4)	(33.3	) %

Tuition payment processing and campus commerce revenue	14,761	12,795	1,966	15.4		34,130	30,177	3,953	13.1
Salaries and benefits	7,249	6,594	655	9.9		14,401	13,212	1,189	9.0
Depreciation and amortization	345	339	6	1.8		681	672	9	1.3
Other expenses	2,327	2,272	55	2.4		4,961	4,380	581	13.3
Intersegment expenses, net	1,118	879	239	27.2		2,211	1,653	558	33.8
Total operating expenses	11,039	10,084	955	9.5		22,254	19,917	2,337	11.7
"Base net income" before income taxes and corporate overhead allocation	3,724	2,715	1,009	37.2		11,884	10,272	1,612	15.7
Corporate overhead allocation	(411)	(495)	84	(17.0)		(662)	(891)	229	(25.7)
"Base net income" before income taxes	3,313	2,220	1,093	49.2		11,222	9,381	1,841	19.6
Income tax expense	(1,259)	(844)	(415)	49.2		(4,264)	(3,566)	(698)	19.6
"Base net income"	$2,054	1,376	678	49.3%		$6,958	5,815	1,143	19.7%

Before Tax Operating Margin	22.4%	17.3%				32.9%	31.1%

Tuition payment processing and campus commerce revenue. Tuition payment processing and campus commerce revenue increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce customers.

Operating expenses. Operating expenses increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 as a result of incurring additional costs to support the increase in the number of managed tuition payment plans and campus commerce customers.  In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings.  These investments increased operating expenses in 2011 compared to 2010.

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

In addition, the Department of Education recently issued final Gainful Employment regulations. The Gainful Employment regulations stipulate that for education programs offered by for-profit schools to remain eligible for Title IV funds, the programs must provide specified disclosures to potential students and must meet certain debt to income ratios and debt repayment metrics.

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

Segment Summary of Results

The results for the three and six months ended June 30, 2011 compared to the same periods in 2010 include a decrease in revenue and operating margin due to the effects from current regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010

	Three months ended June 30,					Six months ended June 30,
			Change					Change
	2011	2010	$	%		2011	2010	$	%
Enrollment services revenue	$32,315	35,403	(3,088)	(8.7	) %	$66,183	68,674	(2,491)	(3.6	) %
Salaries and benefits	5,931	6,447	(516)	(8.0)		12,188	12,518	(330)	(2.6)
Cost to provide enrollment services	22,140	24,111	(1,971)	(8.2)		44,979	46,136	(1,157)	(2.5)
Depreciation and amortization	780	1,616	(836)	(51.7)		1,593	4,120	(2,527)	(61.3)
Other expenses	2,442	2,449	(7)	(0.3)		4,760	5,007	(247)	(4.9)
Intersegment expenses, net	959	641	318	49.6		1,777	1,074	703	65.5
Total operating expenses	32,252	35,264	(3,012)	(8.5)		65,297	68,855	(3,558)	(5.2)
"Base net income" before income taxes and corporate overhead allocation	63	139	(76)	(54.7)		886	(181)	1,067	(589.5)
Corporate overhead allocation	(411)	(495)	84	(17.0)		(662)	(891)	229	(25.7)
"Base net income" before income taxes	(348)	(356)	8	(2.2)		224	(1,072)	1,296	(120.9)
Income tax (expense) benefit	132	135	(3)	(2.2)		(85)	408	(493)	(120.8)
"Base net income"	$(216)	(221)	5	(2.3	) %	$139	(664)	803	(120.9	) %

Before Tax Operating Margin	(1.1)%	(1.0)%				1.3%	(1.6)%

Before Tax Operating Margin (a)	2.3%	4.5%				3.4%	5.2%

(a) Excludes student list cost amortization expense.

 Enrollment services revenue, cost to provide enrollment services, and gross profit

	Three months ended June 30, 2011
				Resource
				centers
	Interactive	Publishing		and list
	marketing (a)	services (b)	Subtotal	marketing	Total

Enrollment services revenue	$27,455	1,877	29,332	2,983	32,315
Cost to provide enrollment services	21,748	392	22,140

Gross profit	$5,707	1,485	7,192

Gross profit %	20.8%	79.1%	24.5%

	Three months ended June 30, 2010
				Resource
				centers
	Interactive	Publishing		and list
	marketing (a)	services (b)	Subtotal	marketing	Total

Enrollment services revenue	$30,507	1,792	32,299	3,104	35,403
Cost to provide enrollment services	23,439	672	24,111

Gross profit	$7,068	1,120	8,188

Gross profit %	23.2%	62.5%	25.4%

	Six months ended June 30, 2011
				Resource
				centers
	Interactive	Publishing		and list
	marketing (a)	services (b)	Subtotal	marketing	Total

Enrollment services revenue	$56,419	3,586	60,005	6,178	66,183
Cost to provide enrollment services	44,073	906	44,979

Gross profit	$12,346	2,680	15,026

Gross profit %	21.9%	74.7%	25.0%

	Six months ended June 30, 2010
				Resource
				centers
	Interactive	Publishing		and list
	marketing (a)	services (b)	Subtotal	marketing	Total

Enrollment services revenue	$58,274	4,186	62,460	6,214	68,674
Cost to provide enrollment services	44,637	1,499	46,136

Gross profit	$13,637	2,687	16,324

Gross profit %	23.4%	64.2%	26.1%

(a)
Interactive marketing revenue decreased $3.1 million (10.0%) and $1.9 million (3.2%) for the three and six months ended June 30, 2011 compared to the same periods in 2010 as a result of a decrease in interactive marketing services volume. The gross profit margin for the three and six months ended June 30, 2011 compared to the same periods in 2010 decreased as a result of more competitive pricing. Revenue and profit margin have been affected by the current regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

(b)
Publishing services revenue increased $0.1 million (4.7%) and decreased $0.6 million (14.3%) for the three and six months ended June 30, 2011 compared to the same periods in 2010. The decrease is due to competition related to online delivery of similar products. The gross profit margin for publishing and editing services increased as a result of a shift in the mix of products sold.

Depreciation and amortization.  Depreciation and amortization for the three and six months ended June 30, 2011 and 2010 includes $0.7 million and $1.3 million, respectively, and $1.4 million and $3.7 million, respectively, of amortization expense related to student list costs. In 2010, the Company accelerated the amortization of student list costs to better reflect the pattern in which the economic benefit of this asset is used to generate revenue.

Operating expenses.  Excluding the cost to provide enrollment services and student list cost amortization expense, operating expenses for the three and six months ended June 30, 2011 and 2010 remained relatively flat due to a reduction in facilities costs, offset by investment in new products and services to meet customer needs and expand service offerings.

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

Segment Summary of Results

The results for the three and six months ended June 30, 2011 compared to the same periods in 2010 include:

•	Continued recognition of significant fixed rate floor income due to historically low interest rates.

•	The purchase of $683.1 million of FFELP student loans during the first six months of 2011 from various third parties.

•
The repurchase of $392.0 million of asset-backed securities resulting in a gain of $18.9 million in the first six months of 2010. Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par are becoming more limited. During the first six months of 2011, the Company repurchased $0.6 million of its asset-backed securities resulting in a gain of approximately $55,000.

Student Loan Portfolio

The tables below outline the components of the Company’s student loan portfolio:

	As of June 30, 2011	As of December 31, 2010
	Held for investment	Held for investment	Held for sale (a)
Federally insured loans:
Stafford and other	$7,743,675	7,927,525	—
Consolidation	15,339,482	15,830,174	—
Total	23,083,157	23,757,699	—
Non-federally insured loans	30,655	26,370	84,987
	23,113,812	23,784,069	84,987
Unamortized loan discount/premiums and deferred origination costs, net	157,266	207,571	—
Allowance for loan losses – federally insured loans	(31,968)	(32,908)	—
Allowance for loan losses – non-federally insured loans	(10,332)	(10,718)	—
	$23,228,778	23,948,014	84,987

Allowance for federally insured loans - held for investment as a percentage of such loans	0.14%	0.14%
Allowance for non-federally insured loans as a percentage of such loans	33.70%	40.64%

(a)
On January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent.  As of December 31, 2010, the Company classified this portfolio as held-for-sale and the loans were carried at fair value.

Origination and Acquisition

The following table sets forth the activity of loans classified as “held for investment”:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Beginning balance (loans held for investment)	$23,391,196	24,551,152	23,784,069	23,635,874

Loan originations	—	201,491	—	788,974
Loan acquisitions	442,354	2,198,429	683,087	3,161,687

Total originations and acquisitions	442,354	2,399,920	683,087	3,950,661
Repayments, claims, capitalized interest, participations, and other	(565,443)	(309,256)	(990,339)	(800,809)
Consolidation loans lost to external parties	(154,295)	(125,024)	(360,005)	(248,902)
Loans sold	—	(1,004)	(3,000)	(21,036)
Ending balance (loans held for investment)	$23,113,812	26,515,788	23,113,812	26,515,788

As discussed previously, the Reconciliation Act of 2010 resulted in the Company discontinuing originations of new loans effective July 1, 2010 under the FFEL Program.   However, the Company believes there will be opportunities to continue to purchase FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses.

For example, as previously discussed, on July 8, 2011, the Company purchased the residual interest in $1.9 billion of FFELP loans. The purchase of these loans is not included in the table above.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Balance at beginning of period	$41,097	49,400	43,626	50,887
Provision for loan losses:
Federally insured loans	5,000	5,200	8,500	9,200
Non-federally insured loans	250	1,000	500	2,000
Total provision for loan losses	5,250	6,200	9,000	11,200
Charge-offs:
Federally insured loans	(4,585)	(4,971)	(9,440)	(9,039)
Non-federally insured loans	(1,226)	(2,383)	(2,220)	(3,763)
Total charge-offs	(5,811)	(7,354)	(11,660)	(12,802)
Recoveries:
Non-federally insured loans	283	331	653	582
Total recoveries	283	331	653	582

Purchase of federally insured loans	—	2,000	—	2,710
Purchase of non-federally insured loans	—	220	—	220
Transfer to/from repurchase obligation related to loans sold/purchased, net	1,481	—	681	(2,000)
Balance at end of period	$42,300	50,797	42,300	50,797

Allocation of the allowance for loan losses:
Federally insured loans	$31,968	32,972	31,968	32,972
Non-federally insured loans	10,332	17,825	10,332	17,825
Total allowance for loan losses	$42,300	50,797	42,300	50,797
Repurchase Obligations

As of June 30, 2011, the Company had participated a cumulative amount of $117.1 million of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Beginning balance	$19,670	12,600	12,600	10,600

Repurchase obligation transferred to/from the allowance for loan losses related to loans purchased/sold, net	(1,481)	—	(681)	2,000
Repurchase obligation associated with loans sold (a)	—	—	6,270	—
Current period expense (b)	2,500	—	2,500	—
Ending balance	$20,689	12,600	20,689	12,600

(a)
As discussed previously, on January 13, 2011, the Company sold a portfolio of loans and retained all credit risk related to this portfolio. These loans were classified as held for sale as of December 31, 2010 and the loans were carried at fair value. Upon sale, the Company established a repurchase obligation associated with those loans that are estimated to become 60 days delinquent.

(b)
The current period expense is included in “other” under operating expenses in the accompanying consolidated statements of income. During the three months ended June 30, 2011, the Company recorded an expense of $2.5 million related to its obligation to repurchase non-federally insured loans.

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s student loan delinquency amounts on loans held for investment.

	As of June 30, 2011		As of December 31, 2010
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment (a)	$4,061,955		$4,358,616
Loans in forebearance (b)	3,263,802		2,984,869
Loans in repayment status:
Loans current	13,748,083	87.2%	14,309,480	87.2%
Loans delinquent 31-60 days (c)	583,443	3.7	794,140	4.8
Loans delinquent 61-90 days (c)	358,539	2.3	306,853	1.9
Loans delinquent 91 days or greater (d)	1,067,335	6.8	1,003,741	6.1
Total loans in repayment	15,757,400	100.0%	16,414,214	100.0%
Total federally insured loans	$23,083,157		$23,757,699
Non-Federally Insured Loans:
Loans in-school/grace/deferment (a)	$3,749		$3,500
Loans in forebearance (b)	510		292
Loans in repayment status:
Loans current	22,221	84.2%	16,679	73.9%
Loans delinquent 31-60 days (c)	624	2.4	1,546	6.8
Loans delinquent 61-90 days (c)	587	2.2	1,163	5.2
Loans delinquent 91 days or greater	2,964	11.2	3,190	14.1
Total loans in repayment	26,396	100.0%	22,578	100.0%
Total non-federally insured loans	$30,655		$26,370

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

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010
Variable student loan yield, gross	2.57%	2.60%	2.72%	2.58%	2.64%
Consolidation rebate fees	(0.71)	(0.72)	(0.67)	(0.72)	(0.69)
Premium/discount and deferred origination costs amortization	(0.14)	(0.17)	(0.19)	(0.15)	(0.23)
Variable student loan yield, net	1.72	1.71	1.86	1.71	1.72
Student loan cost of funds - interest expense	(0.83)	(0.83)	(0.81)	(0.83)	(0.78)
Student loan cost of funds - derivative settlements	0.05	0.03	0.01	0.04	0.02
Variable student loan spread	0.94	0.91	1.06	0.92	0.96
Fixed rate floor income, net of settlements on derivatives	0.57	0.55	0.48	0.56	0.53

Core student loan spread	1.51%	1.46%	1.54%	1.48%	1.49%

Average balance of student loans	$23,293,870	23,586,250	25,931,220	23,440,060	25,006,012
Average balance of debt outstanding	23,510,072	23,853,620	26,124,574	23,680,897	25,166,222

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

The Company’s variable student loan spread decreased during 2011 compared to the same periods in 2010 due to a widening of the CP/LIBOR spread. This decrease was partially offset due to:

•	A decrease in the amortization of loan premiums/discounts and deferred origination costs as a result of loans purchased at a discount, reducing the net costs being amortized.

•	A decrease in lower yielding loan assets (loans originated on or after October, 1, 2007) with the sale of $2.1 billion of student loans to the Department under the Purchase Program in October of 2010.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income, net of settlements on derivatives.  A summary of fixed rate floor income and its contribution to core student spread follows:
	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010

Fixed rate floor income, gross	$39,146	37,900	35,340	77,046	74,467

Derivative settlements (a)	(6,345)	(6,218)	(4,286)	(12,563)	(8,142)

Fixed rate floor income, net	$32,801	31,682	31,054	64,483	66,325

Fixed rate floor income contribution to spread, net	0.57%	0.55%	0.48%	0.56%	0.53%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

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

Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010

	Three months ended June 30,					Six months ended June 30,
			Change					Change
	2011	2010	$	%		2011	2010	$	%

Net interest income after provision for loan losses	$84,765	95,396	(10,631)	(11.1	) %	$168,938	180,002	(11,064)	(6.1	) %

Other income	3,997	4,636	(639)	(13.8)		8,133	9,404	(1,271)	(13.5)
Gain on sale of loans and debt repurchases	—	8,759	(8,759)	(100.0)		1,400	18,936	(17,536)	(92.6)
Derivative settlements, net	(3,274)	(3,377)	103	(3.1)		(7,312)	(5,800)	(1,512)	26.1
Total other income	723	10,018	(9,295)	(92.8)		2,221	22,540	(20,319)	(90.1)

Salaries and benefits	709	1,286	(577)	(44.9)		1,487	2,644	(1,157)	(43.8)
Other expenses	5,139	2,992	2,147	71.8		6,677	7,213	(536)	(7.4)
Intersegment expenses, net	17,047	21,891	(4,844)	(22.1)		35,194	42,716	(7,522)	(17.6)
Total operating expenses	22,895	26,169	(3,274)	(12.5)		43,358	52,573	(9,215)	(17.5)

"Base net income" before income taxes and corporate overhead allocation	62,593	79,245	(16,652)	(21.0)		127,801	149,969	(22,168)	(14.8)
Corporate overhead allocation	(2,054)	(2,473)	419	(16.9)		(3,309)	(4,454)	1,145	(25.7)
"Base net income" before income taxes	60,539	76,772	(16,233)	(21.1)		124,492	145,515	(21,023)	(14.4)
Income tax expense	(23,412)	(29,173)	5,761	(19.7)		(47,714)	(55,296)	7,582	(13.7)

"Base net income"	$37,127	47,599	(10,472)	(22.0	) %	$76,778	90,219	(13,441)	(14.9	) %

Net interest income after provision for loan losses (net of settlements on derivatives).

	Three months ended June 30,					Six months ended June 30,
			Change					Change
	2011	2010	$	%		2011	2010	$	%
Variable student loan interest, net of settlements on derivatives (a)	$152,081	176,686	(24,605)	(13.9	) %	$305,490	332,490	(27,000)	(8.1	) %
Consolidation rebate fees (b)	(41,329)	(43,215)	1,886	(4.4)		(83,113)	(85,665)	2,552	(3.0)
Amortization of loan premiums/discounts and deferred origination costs (c)	(7,893)	(12,548)	4,655	(37.1)		(17,881)	(28,630)	10,749	(37.5)
Interest on bonds and notes payable (d)	(48,615)	(53,118)	4,503	(8.5)		(97,608)	(97,860)	252	(0.3)
Variable student loan interest margin, net of settlements on derivatives	54,244	67,805	(13,561)	(20.0)		106,888	120,335	(13,447)	(11.2)
Fixed rate floor income, net of settlements on derivatives (e)	32,801	31,054	1,747	5.6		64,483	66,325	(1,842)	(2.8)
Investment interest	351	347	4	1.2		632	642	(10)	(1.6)
Intercompany interest	(655)	(987)	332	(33.6)		(1,377)	(1,900)	523	(27.5)
Provision for loan losses (f)	(5,250)	(6,200)	950	(15.3)		(9,000)	(11,200)	2,200	(19.6)

Net interest income after provision for loan losses (net of settlements on derivatives (g) )	$81,491	92,019	(10,528)	(11.4	) %	$161,626	174,202	(12,576)	(7.2	) %

(a)
Variable student loan interest, net of settlements on derivatives, decreased as a result of a decrease in the average student loan portfolio of $2.6 billion (10.2%) and $1.6 billion (6.3%) for the three and six months ended June 30, 2011 compared to the same periods in 2010.  In addition, the yield earned on student loans, net of settlements on derivatives, decreased to 2.62% for the three and six months ended June 30, 2011 from 2.73% and 2.66% compared to the same periods in 2010.

(b)
Consolidation rebate fees decreased for the three and six months ended June 30, 2011 compared to the same periods in 2010 due to a decrease in the average consolidation loan portfolio for which these fees are paid.

(c)
The amortization of loan premiums/discounts and deferred origination costs decreased as a result of the purchase of loans at a discount during 2010 and 2011, which has reduced the net costs being amortized.

(d)
Interest expense decreased as a result of a decrease in average debt outstanding of $2.6 billion (10.0%) and $1.5 billion (5.9%) for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.  This decrease was offset by an increase in interest rates on the Company’s variable rate debt, which increased the Company’s cost of funds (excluding net derivative settlements) to 0.83% for the three and six months ended June 30, 2011 compared to 0.81% and 0.78% for the same periods in 2010.

(e)
Depending on the type of loan and when it was originated, the borrower rate on student loans is either fixed to term or is reset to an annual rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company may earn floor income for an extended period of time, which the Company refers to as fixed rate floor income.  A summary of fixed rate floor income follows.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Fixed rate floor income, gross	$39,146	35,340	77,046	74,467

Derivative settlements (a)	(6,345)	(4,286)	(12,563)	(8,142)

Fixed rate floor income, net	$32,801	31,054	64,483	66,325

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during the three and six months ended June 30, 2011 and 2010 are due to historically low interest rates.

(f)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses inherent in the Company's portfolio of loans.  The provision for loan losses recognized by the Company decreased during the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to a decrease in the non-federally insured loan provision due to a decrease in the dollar amount of the Company's student loan portfolio, including those loans in repayment, as well as continued aging of the portfolio.

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

Other income. The following table summarizes the components of “other income”.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Borrower late fee income	$3,222	2,979	6,812	6,237
Other	775	1,657	1,321	3,167

Other income	$3,997	4,636	8,133	9,404

Gain on sale of loans and debt repurchases.  A summary of gains from the sale of loans and debt repurchases follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Gain on sale of loans	$—	—	1,345	—

Gain on debt repurchases - asset-backed securities (a)	—	8,759	55	18,936

Gain on sale of loans and debt repurchases	$—	8,759	1,400	18,936

(a)
During the six months ended June 30, 2011, the Company repurchased asset-backed securities of $0.6 million.  During the three and six months ended June 30, 2010, the Company repurchased asset-backed securities of $117.8 million and $392.0 million, respectively. Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par are becoming more limited.

Salaries and benefits and other expenses.  During the three months ended June 30, 2011, the Company recorded an expense of $2.5 million related to its obligation to repurchase non-federally insured loans.  This expense was recorded due to management’s projected performance of the portfolio of loans subject to the repurchase obligation.  Excluding this expense, “salaries and benefits” and “other expenses” decreased for the three and six months ended June 30, 2011 compared with the same periods in 2010 as a result of continued focus by the Company on managing costs and gaining efficiencies as well as a reduction in marketing costs due the elimination of new loan originations under the FFELP Program.

Intersegment expenses, net.  Intersegment expenses include fees paid to the Student Loan and Guaranty Servicing operating segment for the servicing of the Company’s student loan portfolio.  These fees decreased for the three and six months ended June 30, 2011 compared to the same periods in 2010 as a result of the Company no longer originating FFELP loans and the amortization of the Company’s FFELP portfolio.

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

The following table summarizes the Company’s debt obligations as of June 30, 2011:

	Carrying	Interest rate
	amount	range	Final maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$20,346,991	0.10% - 6.90%	5/26/14 - 7/27/48
FFELP warehouse facility	469,578	0.18% - 0.29%	7/29/13
Department of Education Conduit	2,497,198	0.25%	5/8/14
Other borrowings	13,649	3.50% - 5.10%	11/14/11 - 11/11/15
	23,327,416

Unsecured Corporate Debt:
Unsecured line of credit	177,300	0.56%	5/8/12
Junior Subordinated Hybrid Securities	100,697	7.40%	9/15/61
	277,997

	$23,605,413

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

Liquidity Needs and Sources of Liquidity Available to Satisfy Unsecured Debt Obligations

Excluding the Junior Subordinated Hybrid Securities (which have a maturity in 2061), the Company has the following unsecured debt obligation:

Balance outstanding
as of June 30, 2011
Unsecured Corporate Debt:
Unsecured line of credit - due May 2012	$177,300

Sources of liquidity currently available to satisfy unsecured debt obligations

The following table details the Company’s sources of liquidity currently available:

As of June 30, 2011
Sources of primary liquidity:
Cash and cash equivalents	$116,341
Investments - trading securities	31,664
Unencumbered FFELP student loan assets	63,266
Unencumbered private student loan assets	21,644
Asset-backed security investments - Class B subordinated notes (a)	76,513
Asset-backed security investments (b)	61,650

Total sources of primary liquidity	$371,078

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

(b)
The Company has repurchased its own asset-backed securities (bonds and notes payable).  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, as of June 30, 2011, $61.7 million of these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.  The amount included in the table above is the par value of these notes and may not represent market value upon sale of the notes.

Cash generated from operations

In addition to current sources of liquidity, the Company plans to use cash generated from operations to satisfy its unsecured debt obligations.  The Company has historically generated positive cash flow from operations.  For the six months ended June 30, 2011 and year ended December 31, 2010, the Company had net cash flow from operating activities of $171.8 million and $194.9 million, respectively.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The Company had the following debt obligations outstanding that are secured by student loan assets and related collateral.

	As of June 30, 2011
	Carrying
	amount	Final maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$20,346,991	5/26/14 - 7/27/48
FFELP warehouse facility	469,578	7/29/13
Department of Education Conduit	2,497,198	5/8/14
Other borrowings	13,649	11/14/11 - 11/11/15
	$23,327,416

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

As of June 30, 2011, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.63 billion as detailed below.  The $1.63 billion includes approximately $350 million (as of June 30, 2011) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances on the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans currently funded in asset-backed securitizations.  As of June 30, 2011, the Company had $20.1 billion of loans included in asset-backed securitizations, which represented 87 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department of Education’s Conduit Program and other warehouse facilities or loans originated and/or acquired subsequent to June 30, 2011.

As previously discussed, on July 8, 2011, the Company purchased the residual interest in $1.9 billion of FFELP student loans.  The table below does not include the estimated future cash flow from this portfolio. The Company estimates these loans will add approximately $90 million to $120 million in future cash flow to the Company in addition to the amounts summarized below.

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

Interest rates:  The Company funds the majority of its student loans with three-month LIBOR (“LIBOR”) indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets are indexed primarily to a commercial paper rate (“CP”).  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes LIBOR will exceed CP by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between CP and LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $80 million to $120 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of June 30, 2011, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a liability of $19.9 million. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facility. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of June 30, 2011, the Company’s FFELP warehouse facility had a maximum financing amount of $500.0 million with a revolving financing structure supported by 364-day liquidity provisions.  As of June 30, 2011, $469.6 million was outstanding under the FFELP warehouse facility, $30.4 million was available for future use, and $28.1 million was advanced as equity support.

On July 14, 2011, the Company renewed the liquidity agreement on its existing FFELP warehouse facility (the “NFSLW-I Warehouse”) and entered into an additional FFELP warehouse facility (the “NHELP-I Warehouse”).

Effective July 14, 2011, the Company’s NFSLW-I Warehouse facility has a maximum financing amount of $300.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which expires on April  1, 2012. The final maturity date of the facility is July 1, 2014. In the event the Company is unable to renew the liquidity provisions by April 1, 2012, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by July 1, 2014.

The NFSLW-I Warehouse facility provides for formula based advance rates depending on FFELP loan type, up to a maximum of 85 percent to 98 percent of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 84.5 to 90 percent based on loan type. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility

The new NHELP-I Warehouse has a maximum financing amount of $500.0 million, with a revolving financing structure supported by 364-day liquidity provisions which expires, on October 1, 2012. The final maturity date of the facility is July 1, 2014. In the event the Company is unable to renew the liquidity provisions by October 1, 2012, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by July 1, 2014.

The NHELP-I Warehouse facility provides for formula based advance rates depending on FFELP loan type, up to a maximum of 93 percent to 95 percent of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 85 to 90 percent based on loan type. The facility contains financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility.

Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, use operating cash, rely on sale of assets, or transfer collateral to satisfy any remaining obligations.

Department of Education Conduit

In May 2009, the Department implemented a program under which it finances eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”).  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances were contributed by the Company. The Conduit Program expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral for the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans. As of June 30, 2011, the Company had $2.5 billion borrowed under the facility and $87.9 million advanced as equity support in the facility. Effective July 1, 2010, no additional loans could be funded using the Conduit Program.

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

The Company plans to fund FFELP student loan acquisitions from third parties using its agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (as described below); using its FFELP warehouse facilities (as described above); and continuing to access the asset-backed securities market.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company has the option to purchase the participation interests from the grantor trusts at the end of a 364-day period upon termination of the participation certificate. As of June 30, 2011, $570.7 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Asset-backed securities transactions

Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market.  Asset-backed securities transactions would be used to refinance student loans included in the FFELP warehouse facilities, the Department of Education Conduit facility, and/or existing asset-backed security transactions.  The FFELP warehouse facilities and Department Conduit facility have advance rates that are less than par.  As of June 30, 2011, the Company had approximately $28.1 million advanced in the FFELP warehouse facility and approximately $87.9 million advanced in the Department Conduit facility.  Depending on the terms of asset-backed security transactions, refinancing loans included in these facilities could produce positive cash flow to the Company by reducing required advance rates and are contemplated by management when making student loan financing decisions.

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

Although the Company has recently demonstrated its ability to access the asset-backed securities market and expects asset-backed securities transactions to remain a primary source of funding over the long term, the Company also expects its transaction volumes to be more limited and pricing less favorable than prior to the credit market dislocation that began in August 2007, with significantly reduced opportunities to place subordinated tranches of asset-backed securities with investors. At present, the Company is unable to predict when market conditions will allow for more regular, reliable, and cost-effective access to the term asset-backed securities market.  On August 5, 2011, Standard & Poor's downgraded its long-term sovereign credit rating on the United States of America one level from AAA to AA+.  For a discussion of the potential impact that this action could have on the asset-backed securities markets and overall liquidity, see Part II, Item 1A. of this report.

Description of Other Debt Facilities

Unsecured Line of Credit

The Company has a $750.0 million unsecured line of credit that terminates in May 2012. As of June 30, 2011, there was $177.3 million outstanding on this line. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.  The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank, a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. In September 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect Lehman to fund future borrowing requests. As of June 30, 2011, excluding Lehman’s lending commitment, the Company had $532.6 million available for future use under its unsecured line of credit.

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

As of June 30, 2011, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

A default on the Company’s FFELP warehouse facilities would result in an event of default on the Company’s unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.

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

Debt Repurchases

Due to the Company’s improved cash position, the Company repurchased debt during the first quarter of 2011. Gains recorded by the Company from the purchase of debt are included in “gain on the sale of loans and debt repurchases” on the Company’s consolidated statements of income. A summary of debt repurchases follows:

	Three months ended June 30, 2011			Six months ended June 30, 2011
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain

Unsecured debt - Junior Subordinated Hybrid Securities	$—	—	—	62,558	55,651	6,907
Asset-backed securities	—	—	—	600	545	55
	$—	—	—	63,158	56,196	6,962

Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par value are becoming more limited.

Contractual Obligations

The Company’s contractual obligations were as follows:

	As of June 30, 2011
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Bonds and notes payable	$23,605,413	186,200	2,989,019	251,779	20,178,415
Operating lease obligations (a)	16,513	6,024	9,378	1,111	—
Total	$23,621,926	192,224	2,998,397	252,890	20,178,415

(a)
The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment.  Operating lease obligations are presented net of approximately $1.5 million in sublease arrangements.

As of June 30, 2011, the Company had a reserve of $10.7 million for uncertain income tax positions (including the federal benefit received from state positions).  This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

As of June 30, 2011, the Company had participated a cumulative amount of $117.1 million of non-federally insured loans to third parties.  Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent. In addition, on January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. As of June 30, 2011, the Company has $20.7 million accrued related to these repurchase obligations which is included in “other liabilities” in the Company’s consolidated balance sheet.  These obligations are not included in the above table.

During the first quarter of 2010, the Company purchased certain assets of a software company that constituted a business combination.  The initial consideration paid by the Company was $3.0 million in cash.  In addition to the initial purchase price, additional payments are to be made by the Company based on certain operating results as defined in the purchase agreement.  These contingent payments are payable in two additional annual installments due in March 2012 and March 2013 and in total are estimated by the Company, as of June 30, 2011, to be $3.5 million.  The contingent payments will be remeasured to fair value each reporting date until the contingency is resolved, with all changes in fair value being recognized in earnings. This obligation is not included in the above table.

Dividends

Dividends of $0.07 and $0.10 per share on the Company's Class A and Class B Common Stock were paid on March 15, 2011 and June 15, 2011, respectively, to all holders of record as of March 1, 2011 and June 1, 2011, respectively. In addition, a dividend of $0.10 per share on the Company’s Class A and Class B common stock will be paid on September 15, 2011 to shareholders of record as of September 1, 2011.

The Company currently plans to continue making quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.  In addition, the payment of dividends is subject to the terms of the Company’s outstanding Hybrid Securities, which generally provide that if the Company defers interest payments on those securities it cannot pay dividends on its capital stock.

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

Revenue Recognition

Student Loan Income – The Company recognizes student loan income as earned, net of amortization of loan premiums and discounts and deferred origination costs. Loan income is recognized based upon the expected yield of the loan after giving effect to borrower utilization of incentives such as principal reductions for timely payments (“borrower benefits”) and other yield adjustments. The estimate of the borrower benefits discount is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits. For competitive and liquidity purposes, the Company frequently changed the borrower benefit programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the borrower benefit discount. Loan premiums/discounts, deferred origination costs, and borrower benefits are included in the carrying value of the student loan on the consolidated balance sheet and are amortized over the estimated life of the loan. The most sensitive estimate for loan premiums/discounts, deferred origination costs, and borrower benefits is the estimate of the constant prepayment rate (“CPR”). CPR is a variable in the life of loan estimate that measures the rate at which loans in a portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments. A number of factors can affect the CPR estimate, including the level of consolidation activity and default rates. Should any of these factors change, the estimates made by management would also change, which in turn would impact the amount of loan premium/discount and deferred origination cost amortization recognized by the Company in a particular period.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU amends FASB ASC Topic 310, Receivables, to clarify when a loan restructuring constitutes a troubled debt restructuring. Under the new guidance, student loans for which concessions are granted may now be considered troubled debt restructurings that were previously not. This guidance is effective July 1, 2011, applied retrospectively to January 1, 2011. As of the filing date of this report, the Company had not completed its evaluation of the effect of this new guidance on its student loan receivable portfolio.

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

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of June 30, 2011		As of December 31, 2010
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$9,768,692	42.3%	$8,525,279	35.7%
Variable-rate loan assets	13,345,120	57.7	15,343,777	64.3
Total	$23,113,812	100.0%	$23,869,056	100.0%

Fixed-rate debt instruments	$100,697	0.4%	$163,255	0.7%
Variable-rate debt instruments	23,504,716	99.6	24,509,217	99.3
Total	$23,605,413	100.0%	$24,672,472	100.0%

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Fixed rate floor income, gross	$39,146	35,340	77,046	74,467

Derivative settlements (a)	(6,345)	(4,286)	(12,563)	(8,142)

Fixed rate floor income, net	$32,801	31,054	64,483	66,325

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that are earning fixed rate floor income as of June 30, 2011:

	Borrower/	Estimated	Balance of
Fixed	lender	variable	assets earning fixed-rate
interest	weighted	conversion	floor income as of
rate range	average yield	rate (a)	June 30, 2011

<3.0%	2.87%	0.23%	$1,528,366
3.0 - 3.49%	3.21%	0.57%	1,738,261
3.5 - 3.99%	3.65%	1.01%	1,775,005
4.0 - 4.49%	4.20%	1.56%	1,391,225
4.5 - 4.99%	4.72%	2.08%	772,220
5.0 - 5.49%	5.25%	2.61%	520,151
5.5 - 5.99%	5.67%	3.03%	315,462
6.0 - 6.49%	6.19%	3.55%	367,773
6.5 - 6.99%	6.70%	4.06%	327,867
7.0 - 7.49%	7.17%	4.53%	115,458
7.5 - 7.99%	7.71%	5.07%	202,937
8.0 - 8.99%	8.17%	5.53%	454,322
> 9.0%	9.04%	6.40%	259,645
			$9,768,692

(a)	The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of June 30, 2011, the short-term interest rate was 19 basis points.

The following table summarizes the outstanding derivatives instruments as of June 30, 2011 used by the Company to hedge fixed-rate student loan assets.

		Weighted
		average fixed
	Notional	rate paid by
Maturity	Amount	the Company (a)

2011	$3,300,000	0.55%
2012	950,000	1.08
2013	2,150,000	0.85
2015	100,000	2.26
2020	50,000	3.23
	$6,550,000	0.77%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

As of June 30, 2011, the Company had $2.9 billion of student loan assets that were eligible to earn variable-rate floor income.

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

The following table presents the Company’s FFELP student loan assets and related funding arranged by underlying indices as of June 30, 2011:

Index	Frequency of variable resets	Assets	Debt outstanding that funded student loan assets (a)

3 month H15 financial commercial paper (b)	Daily	$22,125,850	—
3 month Treasury bill (c)	Varies	957,308	—
3 month LIBOR (d)	Quarterly	—	18,930,195
1 month LIBOR	Monthly	—	699,621
Auction-rate or remarketing (e)	Varies	—	717,175
Asset-backed commercial paper (f)	Varies	—	2,966,776
Other (g)		244,258	13,649
		$23,327,416	23,327,416

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of June 30, 2011:

Maturity	Notional Amounts

2021	$250,000
2023	1,250,000
2024	250,000
2028	100,000
2039	150,000
2040	200,000

$2,200,000

(b)	The Company’s FFELP student loans earn interest based on the daily average H15 financial commercial paper indice calculated on a fiscal quarter.

(c)
The Company has used derivative instruments to hedge both the basis and repricing risk on certain student loans in which the Company earns interest based on a treasury bill rate that resets daily and are funded with debt indexed to primarily three-month LIBOR. To hedge these loans, the Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a weekly treasury bill rate plus a spread as defined in the agreement. The following table summarizes these derivatives as of June 30, 2011:

Maturity	Notional Amount

2011	$225,000

(d)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR indice to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(e)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”) or through a remarketing utilizing remarketing agents (“Variable Rate Demand Notes”). As of June 30, 2011, the Company is sponsor on $498.0 million of Auction Rate Securities and $219.2 million of Variable Rate Demand Notes.

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

(f)
Asset-backed commercial paper consists of $469.6 million funded in the Company’s FFELP warehouse facility and $2.5 billion funded through the Department’s Conduit Program.  Funding for the Conduit Program is provided by the capital markets at a cost based on market rates.

(g)	Assets include restricted cash and investments and other assets. Debt outstanding includes other debt obligations secured by student loan assets and related collateral.

Financial Statement Impact of Derivative Instruments

The Company recognizes changes in the fair value of derivative instruments currently in earnings unless specific hedge accounting criteria are met. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting; consequently, the change in fair value of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company’s derivatives are included in “derivative market value and foreign currency adjustments and derivative settlements, net” in the Company’s consolidated statements of income and resulted in income of $2.2 million and $68.7 million for the three and six months ended June 30, 2011, respectively, and expenses of $100.6 million  and $168.2 million for the three and six months ended June 30, 2010, respectively.

The following summarizes the derivative settlements included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Settlements:
1:3 basis swaps	$373	80	581	221
T-Bill/LIBOR basis swaps	(64)	—	(194)	—
Interest rate swaps - floor income hedges	(6,345)	(4,286)	(12,563)	(8,142)
Interest rate swaps - hybrid debt hedges	(248)	(79)	(494)	(79)
Cross-currency interest rate swaps	2,770	917	4,880	2,219
Other	(8)	(9)	116	(19)

Total settlements - (expense) income	$(3,522)	(3,377)	(7,674)	(5,800)

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

	Three months ended June 30, 2011
	Interest rates						Asset and funding indice mismatches
	Change from increase of 100 basis points			Change from increase of 300 basis points
							Increase of 10 basis points			Increase of 30 basis points
	Dollar	Percent		Dollar	Percent		Dollar	Percent		Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(16,595)	(28.5	) %	$(29,756)	(51.1	) %	$(5,861)	(10.1	) %	$(17,584)	(30.2	) %
Impact of derivative settlements	13,371	23.0		40,114	68.9		—	—		—	—
Increase (decrease) in net income before taxes	$(3,224)	(5.5	) %	$10,358	17.8%		$(5,861)	(10.1	) %	$(17,584)	(30.2	) %
Increase (decrease) in basic and diluted earnings per share	$(0.04)			$0.13			$(0.08)			$(0.23)

	Three months ended June 30, 2010
	Interest rates						Asset and funding indice mismatches
	Change from increase of 100 basis points			Change from increase of 300 basis points
							Increase of 10 basis points			Increase of 30 basis points
	Dollar	Percent		Dollar	Percent		Dollar	Percent		Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(16,200)	(20.3	) %	$(30,134)	(37.7	) %	$(6,513)	(8.1	) %	$(19,540)	(24.4	) %
Impact of derivative settlements	15,985	20.0		47,955	60.0		—	—		—	—
Increase (decrease) in net income before taxes	$(215)	(0.3	) %	$17,821	22.3%		$(6,513)	(8.1	) %	$(19,540)	(24.4	) %
Increase (decrease) in basic and diluted earnings per share	$—			$0.22			$(0.08)			$(0.25)

	Six months ended June 30, 2011
	Interest rates						Asset and funding indice mismatches
	Change from increase of 100 basis points			Change from increase of 300 basis points
							Increase of 10 basis points			Increase of 30 basis points
	Dollar	Percent		Dollar	Percent		Dollar	Percent		Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(31,978)	(21.9	) %	$(56,508)	(38.7	) %	$(11,742)	(8.0	) %	$(35,229)	(24.1	) %
Impact of derivative settlements	32,268	22.1		96,805	66.3		—	—		—	—
Increase (decrease) in net income before taxes	$290	0.2%		$40,297	27.6%		$(11,742)	(8.0	) %	$(35,229)	(24.1	) %
Increase (decrease) in basic and diluted earnings per share	$—			$0.52			$(0.15)			$(0.45)

	Six months ended June 30, 2010
	Interest rates
	Change from increase of			Change from increase of			Asset and funding indice mismatches
	100 basis points			300 basis points			Increase of 10 basis points			Increase of 30 basis points
	Dollar	Percent		Dollar	Percent		Dollar	Percent		Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(33,547)	(20.1	) %	$(61,602)	(36.9	) %	$(12,480)	(7.5	) %	$(37,439)	(22.4)%
Impact of derivative settlements	28,353	17.0		85,060	51.0		—	—		—	—
Increase (decrease) in net income before taxes	$(5,194)	(3.1	) %	$23,458	14.1%		$(12,480)	(7.5	) %	$(37,439)	(22.4)%

Increase (decrease) in basic and diluted earning per share	$(0.07)			$0.29			$(0.16)			$(0.47)

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Re-measurement of Euro Notes	$(19,020)	93,401	(84,355)	165,075

Change in fair value of cross-currency derivatives	18,734	(100,946)	81,266	(160,021)

Total impact to statements of income - (expense) income	$(286)	(7,545)	(3,089)	5,054

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Change in fair value of derivatives	$2,207	(100,632)	68,658	(168,201)
Foreign currency transaction adjustment (Euro Notes)	(19,020)	93,401	(84,355)	165,075
Derivative settlements, net	(3,522)	(3,377)	(7,674)	(5,800)

Derivative market value and foreign currency adjustments and derivative settlements, net - (expense) income	$(20,335)	(10,608)	(23,371)	(8,926)
ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under supervision and with the participation of certain members of the Company’s management, including the chief executive and the chief financial officers, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Company’s principal executive and principal financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and its consolidated subsidiaries.

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

On June 9, 2010, Mr. Vigil filed an appeal brief with the United States Court of Appeals for the Eighth Circuit (“Appeals Court”).  On May 5, 2011, the Appeals Court issued an opinion affirming the lower court’s dismissal of the Vigil Complaint.  On June 2, 2011, Mr. Vigil filed a Petition for Rehearing En Banc and Petition for Rehearing by the Appeals Court panel, and on June 24, 2011 those petitions were denied.

Unless Mr. Vigil appeals to the United States Supreme Court and the Supreme Court grants a petition for such an appeal, the Company believes this matter is essentially concluded, and will not have a material effect on the Company’s business, financial position, or results of operations.

Bais Yaakov of Spring Valley v. Peterson’s Nelnet, LLC

On January 4, 2011, a complaint against Peterson’s Nelnet, LLC (“Peterson’s”), a subsidiary of the Company, was filed in the U.S. District Court for the District of New Jersey (the “District Court”).  The complaint alleges that Peterson’s sent six advertising faxes to the named plaintiff in 2008-2009 that were not the result of express invitation or permission granted by the plaintiff and did not include certain opt out language.  The complaint also alleges that such faxes violated the federal Telephone Consumer Protection Act (the “TCPA”), purportedly entitling the plaintiff to $500 per violation, trebled for willful violations for each of the six faxes.  The complaint further alleges that Peterson’s had sent putative class members more than 10,000 faxes that violated the TCPA, amounting to more than $5 million in statutory penalty damages and more than $15 million if trebled for willful violations.  The complaint seeks to establish a class action for two different classes of plaintiffs: Class A, to whom Peterson’s sent unsolicited fax advertisements containing opt out notices similar to those contained in the faxes received by the named plaintiff; and Class B, to whom Peterson’s sent fax advertisements containing opt out notices similar to those contained in the faxes received by the named plaintiff.  As of the filing date of this report, the District Court has not established or recognized any class.

On February 16, 2011, Peterson’s filed a motion to dismiss the complaint, which was denied by the District Court on April 15, 2011 shortly after a similar motion to dismiss that had been granted in an unrelated case involving alleged TCPA violations related to faxes was reversed by the U.S. Court of Appeals for the Third Circuit (the “Appeals Court”), which has jurisdiction over the District Court.  On April 29, 2011, Peterson’s filed an answer to the complaint, but also filed a motion for reconsideration of the motion to dismiss.  On May 17, 2011, the Appeals Court granted a petition for rehearing of the motion to dismiss in the unrelated TCPA fax case, and on May 31, 2011 Peterson’s filed a motion for stay pending the outcome of that rehearing.  The motion for reconsideration and the motion for stay are pending before the District Court.

Peterson’s intends to continue to contest the suit vigorously.  Due to the preliminary stage of this matter and the uncertainty and risks inherent in class determination and the overall litigation process, the Company believes that a meaningful estimate of a reasonably possible loss, if any, or range of reasonably possible losses, if any, cannot currently be made.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 in response to Item 1A of Part I of such Form 10-K, except as set forth below.

Concerns about the downgrade of the U.S. credit rating may materially adversely affect our business, financial condition, liquidity, and results of operations.

On August 5, 2011, Standard & Poor's ("S&P") downgraded its long-term sovereign credit rating on the United States of America one level from AAA to AA+.  While U.S. lawmakers reached an agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected S&P's view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government's medium term debt dynamics, and that further near-term progress containing the growth in public spending or on reaching an agreement on raising revenues is less likely than S&P previously assumed.  The rating may be cut to AA within two years if spending reductions are lower than agreed to, interest rates rise, or "new fiscal pressures" result in higher general government debt.

Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the ultimate impact on the markets and our business, financial condition, liquidity, and results of operations are unpredictable and may not be immediately apparent.  However, such actions could materially adversely affect our liquidity, cash flows, and results of operations, increase our borrowing costs, limit our access to the capital markets, or trigger other implications under certain collateralized arrangements.  In particular, our cost of funds on new asset-backed securities and warehouse and conduit facilities collateralized with FFELP student loans could increase and we could be required to increase the amount of overcollateralization and equity support associated with newly issued FFELP asset-backed securities.   In addition, our ability to access and/or maintain existing FFELP warehouse and conduit facilities, and to efficiently sell or refinance loans previously funded through these vehicles, could be adversely affected.  For example, in the event that U.S. credit rating downgrades result in extended distressed market conditions such that we are unable to efficiently refinance loans funded through the Department's Conduit Program which expires on May 8, 2014, under which we have $2.5 billion borrowed as of June 30, 2011, the underlying FFELP loans may have to be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the second quarter of 2011 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs (2)	or programs

April 1 - April 30, 2011	3,935	$22.80	3,820	2,978,395
May 1 - May 31, 2011	5,768	22.18	2,047	2,976,348
June 1 - June 30, 2011	276	20.94	276	2,976,072
Total	9,979	$22.39	6,143

(1)
The total number of shares includes: (i) shares purchased pursuant to the 2006 Plan discussed in footnote (2) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock purchased pursuant to the 2006 Plan were 3,820 shares, 2,047 shares, and 276 shares in April, May, and June 2011, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 115 shares and 3,721 shares in April and May 2011, respectively.  Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

(2)
On May 25, 2006, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company’s Class A common stock (the “2006 Plan”). On February 9, 2007, the Company announced that its Board of Directors increased to ten million the total number of shares of Class A common stock authorized for repurchase under the 2006 Plan. The 2006 Plan currently has an expiration date of May 24, 2012.

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

The supplemental indenture for the Company’s Hybrid Securities issued in September 2006 provides that so long as any Hybrid Securities remain outstanding, if the Company gives notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing, then the Company will not, and will not permit any of its subsidiaries to:

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

ITEM 6.  EXHIBITS

10.1
Management Agreement, dated effective as of May 1, 2011, by Whitetail Rock Capital Management, LLC and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed on May 10, 2011.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date: August 9, 2011	By:	/s/ MICHAEL S. DUNLAP
	Name:	Michael S. Dunlap
	Title:	Chairman and Chief Executive Officer Principal Executive Officer

By:	/s/ TERRY J. HEIMES
Name:	Terry J. Heimes
Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer