Form 10-Q
period 2011-09-30
NELNET INC
filed 2011-11-08
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to .

COMMISSION FILE NUMBER 001-31924
_________________________________________________________
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
Yes [  ]   No [X]

As of October 31, 2011, there were 35,632,225 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	As of	As of
	September 30, 2011	December 31, 2010
	(unaudited)
Assets:
Student loans receivable (net of allowance for loan losses
of $45,773 and $43,626, respectively)	$24,641,614	23,948,014
Student loans receivable - held for sale	—	84,987
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	10,465	6,952
Cash and cash equivalents - held at a related party	81,629	276,849
Total cash and cash equivalents	92,094	283,801
Investments - trading securities	49,834	43,236
Restricted cash and investments	601,218	668,757
Restricted cash - due to customers	52,300	88,528
Accrued interest receivable	331,071	318,152
Accounts receivable (net of allowance for doubtful accounts
of $1,495 and $1,221, respectively)	58,894	52,614
Goodwill	117,118	117,118
Intangible assets, net	33,074	38,712
Property and equipment, net	33,335	30,573
Other assets	95,055	101,054
Fair value of derivative instruments	130,620	118,346
Total assets	$26,236,227	25,893,892

Liabilities:
Bonds and notes payable	$24,926,512	24,672,472
Accrued interest payable	16,965	19,153
Other liabilities	179,620	191,017
Due to customers	52,300	88,528
Fair value of derivative instruments	49,347	16,089
Total liabilities	25,224,744	24,987,259

Shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares;
no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares;
issued and outstanding 35,964,088 shares as of September 30, 2011 and 36,846,353 shares as of December 31, 2010	360	368
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares;
issued and outstanding 11,495,377 shares as of September 30, 2011 and December 31, 2010	115	115
Additional paid-in capital	54,685	76,263
Retained earnings	957,463	831,057
Employee notes receivable	(1,140)	(1,170)
Total shareholders' equity	1,011,483	906,633
Commitments and contingencies
Total liabilities and shareholders' equity	$26,236,227	25,893,892
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(unaudited)
	Three months		Nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
Interest income:
Loan interest	$156,955	159,287	433,247	449,607
Investment interest	672	1,169	2,254	3,474
Total interest income	157,627	160,456	435,501	453,081
Interest expense:
Interest on bonds and notes payable	60,866	68,243	164,227	178,345
Net interest income	96,761	92,213	271,274	274,736
Less provision for loan losses	5,250	5,500	14,250	16,700
Net interest income after provision for loan losses	91,511	86,713	257,024	258,036

Other income (expense):
Loan and guaranty servicing revenue	37,927	33,464	110,952	106,510
Tuition payment processing and campus commerce revenue	16,774	14,527	50,904	44,704
Enrollment services revenue	35,505	36,439	101,688	105,113
Software services revenue	4,622	4,624	13,745	14,467
Other income	3,931	9,432	17,249	25,188
Gain on sale of loans and debt repurchases	—	9,885	8,307	28,821
Derivative market value and foreign currency adjustments
and derivative settlements, net	(13,631)	(35,391)	(37,002)	(44,317)
Total other income	85,128	72,980	265,843	280,486

Operating expenses:
Salaries and benefits	44,132	41,085	130,925	122,691
Litigation settlement	—	55,000	—	55,000
Cost to provide enrollment services	23,825	23,709	68,804	69,845
Depreciation and amortization	7,917	9,025	21,462	29,536
Restructure expense	—	4,751	—	6,020
Other	28,904	26,717	83,776	89,120
Total operating expenses	104,778	160,287	304,967	372,212

Income (loss) before income taxes	71,861	(594)	217,900	166,310
Income tax benefit (expense)	(24,410)	226	(78,444)	(62,363)

Net income (loss)	$47,451	(368)	139,456	103,947

Earnings (loss) per common share:
Net earnings (loss) - basic	$0.98	(0.01)	2.88	2.09
Net earnings (loss) - diluted	$0.98	(0.01)	2.87	2.08

Weighted average common shares outstanding:
Basic	48,059,747	48,938,333	48,177,539	49,460,625
Diluted	48,253,888	48,938,333	48,367,923	49,663,505

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except share data)
(unaudited)
	Preferred				Class A	Class B	Additional		Employee	Total
	stock	Common stock shares		Preferred	common	common	paid-in	Retained	notes	shareholders’
	shares	Class A	Class B	stock	stock	stock	capital	earnings	receivable	equity
Balance as of June 30, 2010	—	37,995,006	11,495,377	$—	380	115	101,232	773,468	(1,250)	873,945
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(368)	—	(368)
Cash dividend on Class A and
Class B common stock - $0.07 per share	—	—	—	—	—	—	—	(3,435)	—	(3,435)
Issuance of common stock,
net of forfeitures	—	37,728	—	—	1	—	601	—	—	602
Compensation expense for stock
based awards	—	—	—	—	—	—	405	—	—	405
Repurchase of common stock	—	(1,184,261)	—	—	(13)	—	(26,602)	—	—	(26,615)
Reduction of employee stock
notes receivable	—	—	—	—	—	—	—	—	80	80
Balance as of September 30, 2010	—	36,848,473	11,495,377	$—	368	115	75,636	769,665	(1,170)	844,614

Balance as of June 30, 2011	—	37,044,372	11,495,377	$—	370	115	74,646	914,823	(1,170)	988,784
Comprehensive income:
Net income	—	—	—	—	—	—	—	47,451	—	47,451
Cash dividend on Class A and
Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,811)	—	(4,811)
Issuance of common stock,
net of forfeitures	—	17,157	—	—	1	—	314	—	—	315
Compensation expense for stock
based awards	—	—	—	—	—	—	310	—	—	310
Repurchase of common stock	—	(1,097,441)	—	—	(11)	—	(20,585)	—	—	(20,596)
Reduction of employee stock
notes receivable	—	—	—	—	—	—	—	—	30	30
Balance as of September 30, 2011	—	35,964,088	11,495,377	$—	360	115	54,685	957,463	(1,140)	1,011,483

Balance as of December 31, 2009	—	38,396,791	11,495,377	$—	384	115	109,359	676,154	(1,449)	784,563
Comprehensive income:
Net income	—	—	—	—	—	—	—	103,947	—	103,947
Cash dividend on Class A and
Class B common stock - $0.21 per share	—	—	—	—	—	—	—	(10,436)	—	(10,436)
Issuance of common stock,
net of forfeitures	—	312,322	—	—	3	—	4,834	—	—	4,837
Compensation expense for stock
based awards	—	—	—	—	—	—	1,096	—	—	1,096
Repurchase of common stock	—	(1,860,640)	—	—	(19)	—	(39,653)	—	—	(39,672)
Reduction of employee stock
notes receivable	—	—	—	—	—	—	—	—	279	279
Balance as of September 30, 2010	—	36,848,473	11,495,377	$—	368	115	75,636	769,665	(1,170)	844,614

Balance as of December 31, 2010	—	36,846,353	11,495,377	$—	368	115	76,263	831,057	(1,170)	906,633
Comprehensive income:
Net income	—	—	—	—	—	—	—	139,456	—	139,456
Cash dividend on Class A and
Class B common stock - $0.27 per share	—	—	—	—	—	—	—	(13,050)	—	(13,050)
Contingency payment related
to business combination	—	—	—	—	—	—	(5,893)	—	—	(5,893)
Issuance of common stock,
net of forfeitures	—	239,620	—	—	3	—	4,427	—	—	4,430
Compensation expense for stock
based awards	—	—	—	—	—	—	1,007	—	—	1,007
Repurchase of common stock	—	(1,121,885)	—	—	(11)	—	(21,119)	—	—	(21,130)
Reduction of employee stock
notes receivable	—	—	—	—	—	—	—	—	30	30
Balance as of September 30, 2011	—	35,964,088	11,495,377	$—	360	115	54,685	957,463	(1,140)	1,011,483

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Nine months ended September 30,
	2011	2010
Net income	$139,456	103,947
Adjustments to reconcile net income to net cash provided by operating activities, net of business and asset acquisitions:
Depreciation and amortization, including loan premiums/discount and deferred origination costs	54,462	71,696
Provision for loan losses	14,250	16,700
Derivative market value adjustment	18,683	94,539
Foreign currency transaction adjustment	10,902	(58,608)
Proceeds to terminate and/or amend derivative instruments	12,369	15,169
Payments to terminate and/or amend derivative instruments	(10,068)	(763)
Gain on sale of loans	(1,345)	—
Gain from debt repurchases	(6,962)	(28,821)
Originations and purchases of student loans-held for sale	—	(97,782)
Change in investments - trading securities, net	(6,598)	(33,082)
Deferred income tax benefit	(15,916)	(4,292)
Non-cash compensation expense	1,574	1,719
Accrued litigation settlement	—	55,000
Other non-cash items	(124)	(202)
Decrease (increase) in accrued interest receivable	6,550	(88,770)
Decrease (increase) in accounts receivable	(6,280)	(26,670)
Decrease (increase) in other assets	1,065	(7,977)
(Decrease) increase in accrued interest payable	(3,207)	(104)
(Decrease) increase in other liabilities	3,135	4,131
Net cash provided by operating activities	211,946	15,830

Cash flows from investing activities, net of business and asset acquisitions:
Originations and purchases of student loans, including loan premiums/discounts
and deferred origination costs	(820,812)	(2,957,976)
Purchases of student loans, including loan premiums, from a related party	(59)	(989,002)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	1,778,729	1,342,963
Proceeds from sale of student loans	95,178	27,191
Purchases of property and equipment, net	(9,776)	(7,496)
Decrease (increase) in restricted cash and investments, net	101,009	(67,210)
Business and asset acquisitions, net of cash acquired, including contingency payments/receipts, net	(14,029)	(3,000)
Net cash provided by (used in) investing activities	1,130,240	(2,654,530)

Cash flows from financing activities:
Payments on bonds and notes payable	(2,386,461)	(2,541,883)
Proceeds from issuance of bonds and notes payable	995,644	5,104,517
Payments on bonds payable due to a related party	(107,050)	—
Proceeds from issuance of bonds payable due to a related party	—	111,675
Payments of debt issuance costs	(2,282)	(7,971)
Dividends paid	(13,050)	(10,436)
Repurchases of common stock	(21,130)	(39,672)
Proceeds from issuance of common stock	406	371
Payments received on employee stock notes receivable	30	279
Net cash (used in) provided by financing activities	(1,533,893)	2,616,880

Net decrease in cash and cash equivalents	(191,707)	(21,820)
Cash and cash equivalents, beginning of period	283,801	338,181
Cash and cash equivalents, end of period	$92,094	316,361

Supplemental disclosures of cash flow information:
Interest paid	$153,167	171,656
Income taxes paid, net of refunds	$97,640	77,774
Supplemental disclosures of non-cash operating, investing, and financing activities regarding the Company's acquisition of student loans from an affiliate of Greystone & Co., Inc. are contained in note 2.

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2011 and for the three and nine months ended
September 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.    Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2010 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

2.    Student Loans Receivable and Allowance for Loan Losses

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), which was an update to the Receivables Topic of the FASB Accounting Standards Codification (“ASC”).   In accordance with ASU 2010-20, the Company has expanded its disclosures about the credit quality of its student loans receivable and the associated allowance for loan losses.  ASU 2010-20 requires entities to provide disclosures on a disaggregated basis. The ASU defines two levels of disaggregation – portfolio segment and class of financing receivable.  A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses.  Classes of financing receivables generally are a disaggregation of a portfolio segment. The Company evaluates the adequacy of the allowance for loan losses on its federally insured loan portfolio separately from its non-federally insured loan portfolio.  Management has determined that each of the federally insured loan portfolio and the non-federally insured loan portfolio meets the definition of a portfolio segment.  Accordingly, the portfolio segment basis disclosures required by ASU 2010-20 are presented in this note for each of these portfolios.  The Company does not disaggregate its portfolio segment student loan portfolios into classes of financing receivables as defined in ASU 2010-20. In addition, as of September 30, 2011 and December 31, 2010, the Company does not have any impaired loans as defined in the Receivables Topic of the FASB ASC.

Student loans receivable consisted of the following:

	As of September 30, 2011	As of December 31, 2010
	Held for investment	Held for investment	Held for sale (a)
Federally insured loans	$24,655,652	23,757,699	—
Non-federally insured loans	29,061	26,370	84,987
	24,684,713	23,784,069	84,987
Unamortized loan premiums/discounts and deferred origination costs, net	2,674	207,571	—
Allowance for loan losses – federally insured loans	(35,190)	(32,908)	—
Allowance for loan losses – non-federally insured loans	(10,583)	(10,718)	—
	$24,641,614	23,948,014	84,987
Allowance for federally insured loans as a percentage of such loans	0.14%	0.14%
Allowance for non-federally insured loans as a percentage of such loans	36.42%	40.64%

(a)
On January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value). The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. As of December 31, 2010, the Company classified this portfolio as held for sale and the loans were carried at fair value.

Loan Purchase

On July 8, 2011, the Company purchased the residual interest in $1.9 billion of securitized federally insured consolidation loans. The Company acquired the ownership interest in GCO SLIMS Trust I (the "SLIMS Trust") giving the Company rights to the residual interest in GCO Education Loan Funding Trust-I (the "GCO Trust"). The GCO Trust includes federally insured consolidation loans funded to term with $1.9 billion of notes payable that carry interest rates on a spread to LIBOR or are set and periodically reset via a "dutch auction" ("Auction Rate Securities").

On July 8, 2011, the SLIMS Trust included $46.2 million of notes payable that carry a fixed interest rate of 5.72%. All excess interest earned from the GCO Trust must be used to pay the interest and principal on the notes payable in the SLIMS Trust until the SLIMS notes are paid in full.

The Company has consolidated these trusts on its consolidated balance sheet because management has determined the Company is the primary beneficiary of the trusts. Upon acquisition, the Company recorded all assets and liabilities of the trusts at fair value, resulting in the recognition of a student loan fair value discount of $146 million and a bonds and notes payable fair value discount of $167 million. All other assets acquired and liabilities assumed (restricted cash, accrued interest receivable/payable, and other assets/liabilities) were recorded at cost which approximates fair value.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$42,300	50,797	43,626	50,887
Provision for loan losses:
Federally insured loans	5,000	4,500	13,500	13,700
Non-federally insured loans	250	1,000	750	3,000
Total provision for loan losses	5,250	5,500	14,250	16,700
Charge-offs:
Federally insured loans	(3,978)	(4,510)	(13,418)	(13,549)
Non-federally insured loans	(1,175)	(1,933)	(3,395)	(5,696)
Total charge-offs	(5,153)	(6,443)	(16,813)	(19,245)

Recoveries - Non-federally insured loans	350	358	1,003	940
Purchases:
Federally insured loans	2,200	—	2,200	2,710
Non-federally insured loans	—	—	—	220
Transfer to/from repurchase obligation related
to loans sold/purchased, net	826	—	1,507	(2,000)
Balance at end of period	$45,773	50,212	45,773	50,212

Allocation of the allowance for loan losses:
Federally insured loans	$35,190	32,962	35,190	32,962
Non-federally insured loans	10,583	17,250	10,583	17,250
Total allowance for loan losses	$45,773	50,212	45,773	50,212

Repurchase Obligations

As of September 30, 2011, the Company had participated a cumulative amount of $117.1 million of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.

In addition, on January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent.

The Company’s estimate related to its obligation to repurchase these loans is included in “other liabilities” in the Company’s consolidated balance sheets. The activity related to this accrual is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$20,689	12,600	12,600	10,600
Repurchase obligation transferred to/from the allowance
for loan losses related to loans purchased/sold, net	(826)	—	(1,507)	2,000
Repurchase obligation associated with loans sold (a)	—	—	6,270	—
Current period expense (b)	—	—	2,500	—
Ending balance	$19,863	12,600	19,863	12,600

(a)
As discussed previously, on January 13, 2011, the Company sold a portfolio of loans and retained all credit risk related to this portfolio. These loans were classified as held for sale as of December 31, 2010 and the loans were carried at fair value. Upon sale, the Company established a repurchase obligation associated with those loans that are estimated to become 60 days delinquent.

(b)
The current period expense is included in "other" under operating expenses in the accompanying consolidated statements of operations. During the nine months ended September 30, 2011, the Company recorded an expense of $2.5 million related to its obligation to repurchase non-federally insured loans.

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s student loan delinquency amounts on loans held for investment.

	As of September 30, 2011		As of December 31, 2010
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment (a)	$4,358,786		$4,358,616
Loans in forbearance (b)	3,390,367		2,984,869
Loans in repayment status:
Loans current	14,555,949	86.1%	14,309,480	87.2%
Loans delinquent 31-60 days (c)	675,053	4.0	794,140	4.8
Loans delinquent 61-90 days (c)	366,831	2.2	306,853	1.9
Loans delinquent 91 days or greater (d)	1,308,666	7.7	1,003,741	6.1
Total loans in repayment	16,906,499	100.0%	16,414,214	100.0%
Total federally insured loans	$24,655,652		$23,757,699

Non-Federally Insured Loans:
Loans in-school/grace/deferment (a)	$2,944		$3,500
Loans in forbearance (b)	473		292
Loans in repayment status:
Loans current	19,209	74.9%	16,679	73.9%
Loans delinquent 31-60 days (c)	893	3.5	1,546	6.8
Loans delinquent 61-90 days (c)	1,344	5.2	1,163	5.2
Loans delinquent 91 days or greater	4,198	16.4	3,190	14.1
Total loans in repayment	25,644	100.0%	22,578	100.0%
Total non-federally insured loans	$29,061		$26,370

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

(d)
A portion of loans included in loans delinquent 91 days or greater include federally insured loans in claim status, which are loans that have gone into default and have been submitted to the guaranty agency.

3.     Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of September 30, 2011
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,703,892	0.29% - 6.90%	11/25/15 - 7/27/48
Bonds and notes based on auction or remarketing	970,575	0.16% - 2.14%	5/1/28 - 5/25/42
Total variable-rate bonds and notes	21,674,467
Commercial paper - FFELP warehouse facilities	719,668	0.22% - 0.45%	7/1/14
Department of Education Conduit	2,398,456	0.30%	5/8/14
Unsecured line of credit	149,390	0.63%	5/8/12
Unsecured debt - Junior Subordinated Hybrid Securities	100,697	3.74%	9/15/61
Other borrowings	43,510	3.58% - 5.72%	11/14/11 - 3/1/22
	25,086,188
Discount on bonds and notes payable	(159,676)
Total	$24,926,512

	As of December 31, 2010
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,170,217	0.30% - 6.90%	5/26/14 - 7/27/48
Bonds and notes based on auction or remarketing	944,560	0.24% - 1.51%	5/1/11 - 7/1/43
Total variable-rate bonds and notes	21,114,777
Commercial paper - FFELP warehouse facility	108,381	0.29% - 0.35%	7/29/13
Department of Education Conduit	2,702,345	0.31%	5/8/14
Unsecured line of credit	450,000	0.79%	5/8/12
Unsecured debt - Junior Subordinated Hybrid Securities	163,255	7.40%	9/15/61
Related party debt	107,050	0.53%	5/20/11
Other borrowings	26,664	0.26% - 5.10%	1/1/11 - 11/11/15
	$24,672,472

(a)	Issued in asset-backed securitizations

Secured Financing Transactions

The Company has historically relied upon secured financing vehicles as its most significant source of funding for student loans. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. The Company’s rights to cash flow from securitized student loans are subordinate to bondholder interests and may fail to generate any cash flow beyond what is due to bondholders. The Company’s secured financing vehicles during the periods presented above include loan warehouse facilities, asset-backed securitizations, and the government’s Conduit Program (as described below).

The majority of the bonds and notes payable are primarily secured by the student loans receivable, related accrued interest, and by the amounts on deposit in the accounts established under the respective bond resolutions or financing agreements. Certain variable rate bonds and notes are secured by a letter of credit and reimbursement agreement issued by a third-party liquidity provider.

FFELP warehouse facilities

The Company funds a portion of its Federal Family Education Loan Program (the “FFEL Program” or “FFELP”) loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

On July 14, 2011, the Company renewed the liquidity agreement on its existing FFELP warehouse facility (the “NFSLW-I Warehouse”) and entered into an additional FFELP warehouse facility (the “NHELP-I Warehouse”).

When the Company renewed the liquidity agreement on its NFSLW-I Warehouse facility on July 14, 2011, it had a maximum financing amount of $300.0 million which was increased to $500.0 million on August 10, 2011. The NFSLW-I Warehouse has a revolving financing structure supported by 364-day liquidity provisions, which expires on April 1, 2012. The final maturity date of the facility is July 1, 2014. In the event the Company is unable to renew the liquidity provisions by April 1, 2012, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by July 1, 2014.

The NFSLW-I Warehouse facility provides for formula based advance rates depending on FFELP loan type, up to a maximum of 85 percent to 98 percent of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 84.5 to 90 percent based on loan type. As of September 30, 2011, $362.1 million was outstanding under the NFSLW-I Warehouse facility, $137.9 million was available for future use, and $30.9 million was advanced as equity support.

The NHELP-I Warehouse has a maximum financing amount of $500.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which expires on October 1, 2012. The final maturity date of the facility is July 1, 2014. In the event the Company is unable to renew the liquidity provisions by October 1, 2012, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by July 1, 2014.

The NHELP-I Warehouse facility provides for formula based advance rates depending on FFELP loan type, up to a maximum of 93 percent to 95 percent of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 85 to 90 percent based on loan type. As of September 30, 2011, $357.6 million was outstanding under the NHELP-I Warehouse facility, $142.4 million was available for future use, and $18.5 million was advanced as equity support.

The FFELP warehouse facilities contain financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities.

Asset-backed securitizations

During the first quarter of 2011, the Company completed an asset-backed securities transaction totaling $384.4 million.  Notes issued in this asset-backed securities transaction carry interest rates based on a spread to LIBOR.  The Company used the proceeds from the sale of these notes to purchase principal and interest on student loans, including loans which were previously financed in the NFSLW-I Warehouse facility.

Department of Education’s Conduit Program

In May 2009, the U.S. Department of Education (the “Department”) implemented a program under which it finances eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the "Conduit Program").  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances were contributed by the Company. The Conduit Program expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans.  As of September 30, 2011, the Company had $2.4 billion borrowed under the facility and $85.1 million advanced as equity support in the facility. Effective July 1, 2010, no additional loans could be funded using the Conduit Program.

Unsecured Line of Credit

The Company has a $750.0 million unsecured line of credit that terminates on May 8, 2012.  As of September 30, 2011, there was $149.4 million outstanding on this line.  Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.  The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank ("Lehman"), a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. In September 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect that Lehman will fund future borrowing requests. As of September 30, 2011, excluding Lehman’s lending commitment, the Company has $558.6 million available for future use under its unsecured line of credit.

The line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement.  The covenants include maintaining:

•	A minimum consolidated net worth

•	A minimum adjusted EBITDA to corporate debt interest (over the last four rolling quarters)

•	A limitation on subsidiary indebtedness

•	A limitation on the percentage of non-federally insured loans in the Company’s portfolio

As of September 30, 2011, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

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

Junior Subordinated Hybrid Securities

On September 27, 2006 the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities ("Hybrid Securities"). The Hybrid Securities are unsecured obligations of the Company. The interest rate on the Hybrid Securities from the date they were issued through September 28, 2011 was 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the "scheduled maturity date," the interest rate on the Hybrid Securities is equal to three-month LIBOR plus 3.375%, payable quarterly. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that the Company has received proceeds from the sale of certain qualifying capital securities prior to such date (as defined in the Hybrid Securities' prospectus). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the prospectus, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities. At the Company's option, the Hybrid Securities are redeemable in whole or in part, any time on or after September 29, 2011, at their principal amount plus accrued and unpaid interest, provided in the case of a redemption in part that the principal amount outstanding after such redemption is at least $50.0 million.

Related Party Transactions

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank and Trust Company ("Union Bank"), an entity under common control, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the "FFELP Participation Agreement"). The Company uses this facility as an additional source to fund FFELP student loans.  As of September 30, 2011 and December 31, 2010, $505.1 million and $350.4 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750.0 million or an amount in excess of $750.0 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

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

Debt Repurchases

During the first nine months of 2010 and 2011, the Company repurchased outstanding debt as summarized in note 4, "Gain on Sale of Loans and Debt Repurchases."

4.   Gain on Sale of Loans and Debt Repurchases

“Gain on sale of loans and debt repurchases” in the accompanying consolidated statements of income is composed of the following items:

	Three months ended			Nine months ended
	September 30, 2011			September 30, 2011
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain
Gains on debt repurchases:
Junior Subordinated Hybrid Securities	$—	—	—	62,558	55,651	6,907
Asset-backed securities (a)	11,654	11,654	—	12,254	12,199	55
	$11,654	11,654	—	74,812	67,850	6,962
Gain on sale of loans			—			1,345
Gain on sale of loans and debt repurchases			$—			$8,307

	Three months ended			Nine months ended
	September 30, 2010			September 30, 2010
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain
Gains on debt repurchases:
Junior Subordinated Hybrid Securities	$34,995	30,073	4,922	34,995	30,073	4,922
Asset-backed securities (a)	85,675	80,712	4,963	477,700	453,801	23,899
	$120,670	110,785	9,885	512,695	483,874	28,821

(a)
For accounting purposes, the asset-backed securities repurchased by the Company are effectively retired and are not included on the Company’s consolidated balance sheet.  However, as of September 30, 2011, the Company has purchased a cumulative amount of $72.6 million of these securities that remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. The par value of these notes ($72.6 million as of September 30, 2011) may not represent market value of such securities.

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

Basis Swaps

The Company funds the majority of its student loan assets with one-month or three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed to commercial paper and treasury bill rates. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets results in basis risk. The Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its assets, which generally occurs daily. In a declining interest rate environment, this may cause the Company’s student loan spread to compress, while in a rising rate environment, it may cause the spread to increase. As of September 30, 2011, the Company had $23.7 billion and $1.0 billion of FFELP loans indexed to the three-month financial commercial paper rate and the three-month treasury bill rate, respectively, both of which reset daily, and $20.0 billion of debt indexed to three-month LIBOR, which resets quarterly, and $0.7 billion of debt indexed to one-month LIBOR, which resets monthly.

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

The Company has used derivative instruments to hedge both the basis and repricing risk on certain student loans in which the Company earns interest based on a treasury bill rate that resets daily and are funded with debt indexed to primarily three-month LIBOR.  To hedge these loans, the Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a weekly treasury bill rate plus a spread as defined in the agreement ("T-Bill/LIBOR Basis Swaps").

However, the Company does not generally hedge the basis risk on those assets indexed to the commercial paper rate that are funded with liabilities in which the Company pays primarily on the LIBOR indice, since the derivatives needed to hedge this risk are generally illiquid or non-existent and the relationship between these indices has been highly correlated over a long period of time.

The Company has also used derivative instruments to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities.  The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the 1:3 Basis Swaps).

The following table summarizes the Company’s basis swaps outstanding as of both September 30, 2011 and December 31, 2010:

		Notional amounts
		1:3 Basis Swaps	T-Bill/LIBOR Basis Swaps
Maturity
2011		$—	225,000
2021		250,000	—
2023		1,250,000	—
2024		250,000	—
2028		100,000	—
2039	(a)	150,000	—
2040	(b)	200,000	—
		$2,200,000	225,000

(a)This derivative has a forward effective start date in 2015.

(b)This derivative has a forward effective start date in 2020.

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

As of September 30, 2011 and December 31, 2010, the Company had $11.1 billion and $8.5 billion, respectively, of student loan assets that were earning fixed rate floor income. The following tables summarize the outstanding derivative investments used by the Company to economically hedge these loans.

	As of September 30, 2011
	Notional	Weighted average fixed rate paid by the Company (a)
Maturity	amount
2013	$2,150,000	0.85%
2014	750,000	0.85
2015	100,000	2.26
2020	50,000	3.23
	$3,050,000	0.87%

	As of December 31, 2010
	Notional	Weighted average fixed rate paid by the Company (a)
Maturity	amount
2011	$4,300,000	0.53%
2012	3,950,000	0.67
2013	650,000	1.07
2015	100,000	2.26
2020	50,000	3.23
	$9,050,000	0.66%

(a) For all interest rate derivatives, the Company receives discrete three-months LIBOR.

Interest rate swaps – unsecured debt hedges

On September 27, 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities. As of September 30, 2011, $100.7 million of these notes were outstanding. The interest rate on the Hybrid Securities from the date they were issued through September 28, 2011 was 7.40%. Beginning September 29, 2011 through September 29, 2036, the interest rate on the Hybrid Securities is equal to three-month LIBOR plus 3.375%, payable quarterly. As of September 30, 2011 and December 31, 2010, the Company had the following derivatives outstanding that are used to effectively convert the variable interest rate on the Hybrid Securities to a fixed rate.

As of September 30, 2011
Notional amount (a)	Weighted average fixed rate paid by the Company (b)

$75,000	4.28%

As of December 31, 2010
Notional amount (a)	Weighted average fixed rate paid by the Company (b)

$100,000	4.27%

(a)	The effective start date on $75 million (notional amount) of the derivatives outstanding is March 2012 with a maturity date of September 29, 2036.

(b)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

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

The Company entered into cross-currency interest rate swaps in connection with the issuance of the Euro Notes. Under the terms of these derivative instrument agreements, the Company receives from a counterparty a spread to the EURIBOR indice based on notional amounts of €420.5 million and €352.7 million and pays a spread to the LIBOR indice based on notional amounts of $500.0 million and $450.0 million, respectively. In addition, under the terms of these agreements, all principal payments on the Euro Notes will effectively be paid at the exchange rate in effect between the U.S. dollar and Euro as of the issuance of the notes.

The following table shows the income statement impact as a result of the re-measurement of the Euro Notes and the change in the fair value of the related derivative instruments. These items are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the accompanying consolidated statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Re-measurement of Euro Notes	$73,453	(106,468)	(10,902)	58,608
Change in fair value of cross currency interest rate swaps	(53,142)	107,531	28,125	(52,491)
Total impact to statements of income - income (expense)	$20,311	1,063	17,223	6,117

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

Any proceeds received or payments made by the Company to terminate a derivative in advance of its expiration date, or to amend the terms of an existing derivative, are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of operations and are accounted for as a change in fair value of such derivative. During the three and nine months ended September 30, 2011, the Company terminated and/or amended certain derivatives for net payments of $9.5 million and net proceeds of $2.3 million, respectively. During the three and nine months ended September 30, 2010, the Company terminated and/or amended certain derivatives for net proceeds of $0.4 million and $14.4 million, respectively.

The following table summarizes the fair value of the Company’s derivatives not designated as hedging:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
1:3 basis swaps	$7,479	10,489	770	44
T-Bill/LIBOR basis swaps	13	—	7	201
Interest rate swaps - floor income hedges	—	10,569	25,760	15,372
Interest rate swaps - hybrid debt hedges	—	1,132	22,535	470
Cross-currency interest rate swaps	123,043	94,918	—	—
Other	85	1,238	275	2
Total	$130,620	118,346	49,347	16,089

The following table summarizes the effect of derivative instruments in the consolidated statements of operations. All gains and losses recognized in income related to the Company’s derivative activity are included in “derivative market value and foreign currency and derivative settlements, net” on the consolidated statements of operations.

Derivatives not designated as hedging	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Settlements:
1:3 basis swaps	$321	893	902	974
T-Bill/LIBOR basis swaps	(69)	—	(263)	—
Interest rate swaps - floor income hedges	(3,482)	(4,040)	(16,045)	(12,183)
Interest rate swaps - hybrid debt hedges	(250)	(242)	(744)	(242)
Cross-currency interest rate swaps	3,745	1,025	8,625	3,243
Other	(8)	(222)	108	(178)
Total settlements - income (expense)	257	(2,586)	(7,417)	(8,386)
Change in fair value:
1:3 basis swaps	1,702	1,258	(3,736)	7,012
T-Bill/LIBOR basis swaps	87	(221)	208	15
Interest rate swaps - floor income hedges	(15,423)	(26,736)	(20,137)	(34,284)
Interest rate swaps - hybrid debt hedges	(20,747)	(6,031)	(23,196)	(11,352)
Cross-currency interest rate swaps	(53,142)	107,531	28,125	(52,491)
Other	182	(2,138)	53	(3,439)
Total change in fair value - (expense) income	(87,341)	73,663	(18,683)	(94,539)

Re-measurement of Euro Notes (foreign currency
transaction adjustment) - income (expense)	73,453	(106,468)	(10,902)	58,608

Derivative market value and foreign currency
adjustments and derivative settlements - (expense) income	$(13,631)	(35,391)	(37,002)	(44,317)

Derivative Instruments - Credit and Market Risk

By using derivative instruments, the Company is exposed to credit and market risk.

When the fair value of a derivative instrument is negative (a liability on the Company’s balance sheet), the Company would owe the counterparty if the derivative was settled and, therefore, has no immediate credit risk.  Additionally, if the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company posts collateral is dependent upon the Company’s unsecured credit rating.  If the Company’s credit ratings are downgraded from current levels or if interest and foreign currency exchange rates move materially, the Company could be required to deposit a significant amount of collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company’s liquidity and capital resources. As of September 30, 2011, the Company had $48.5 million posted as collateral to derivative counterparties, which is included in “restricted cash and investments” in the Company’s consolidated balance sheet. The Company does not use the collateral to offset fair value amounts recognized in the financial statements for derivative instruments.

When the fair value of a derivative contract is positive (an asset on the Company’s balance sheet), this generally indicates that the counterparty would owe the Company if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by the Company. If the Company was unable to collect from a counterparty, it would have a loss equal to the amount the derivative is recorded on the consolidated balance sheet. As of September 30, 2011, the trustee for the Company’s asset-backed securities transactions held $100.3 million of collateral from the counterparty on the cross-currency interest rate swaps. The Company considers counterparties’ credit risk when determining the fair value of derivative positions on its exposure net of collateral. However, the Company does not use the collateral to offset fair value amounts recognized in the financial statements for derivative instruments.

The Company attempts to manage market and credit risks associated with interest and foreign currency exchange rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s risk committee. As of September 30, 2011, all of the Company’s derivative counterparties had investment grade credit ratings. The Company also has a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

6.    Investments

Included in “investments – trading securities” on the consolidated balance sheets as of September 30, 2011 and December 31, 2010 are debt and equity securities that are bought and held principally for the purpose of selling them in the near term. These investments are classified as trading securities and reported at fair value.

In December 2010, Union Bank established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset-backed securities.  Union Bank, in its individual capacity, and the Company have both invested money into the trusts.  As of September 30, 2011 and December 31, 2010, the Company had $9.6 million and $4.9 million, respectively,  invested in the trusts, and such investments are included in “investments – trading securities” on the consolidated balance sheets.

Prior to May 1, 2011, the Company and Union Bank employed certain individuals as dual employees and such employees provided consulting and advisory services to Union Bank as trustee for these trusts, and Union Bank agreed to pay the Company for the share of such employees’ salary and payroll based on the value of such services rendered as well as the loss of value of such dual employees’ services to the Company.  On May 9, 2011, a subsidiary of the Company entered into a management agreement with Union Bank, effective as of May 1, 2011, under which the subsidiary performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts.  The agreement provides that Union Bank will pay to the subsidiary annual fees of 25 basis points on the outstanding balance of the investments in the trusts.  As of September 30, 2011, the outstanding balance of investments in the trusts was $326.1 million.  In addition, Union Bank will pay additional fees to the subsidiary of 50% of the gains from the sale of securities from the trusts.  During the three and nine months ended September 30, 2011, the Company recognized $2.9 million and $4.1 million, respectively, of fee revenue related to this agreement which is included in “other income” in the accompanying consolidated statements of income.

7.    Intangible Assets

Intangible assets consist of the following:

	Weighted average remaining useful life as of September 30, 2011 (months)	As of September 30, 2011	As of December 31, 2010
Amortizable intangible assets:
Customer relationships (net of accumulated amortization of
$58,450 and $49,743, respectively)	64	$26,656	28,576
Computer software (net of accumulated amortization of
$4,399 and $2,419, respectively)	16	3,519	5,499
Trade names (net of accumulated amortization of
$8,694 and $6,956, respectively)	15	2,899	4,637
Total - amortizable intangible assets	54	$33,074	38,712

The Company recorded amortization expense on its intangible assets of $4.5 million and $5.4 million for the three months ended September 30, 2011 and 2010, respectively, and $12.4 million and $18.1 million for the nine months ended September 30, 2011 and 2010, respectively. The Company will continue to amortize intangible assets over their remaining useful lives.  As of September 30, 2011, the Company estimates it will record amortization expense as follows:

2011 (October 1 - December 31)	$4,491
2012	17,531
2013	4,286
2014	2,429
2015	925
2016 and thereafter	3,412
$33,074

During the first quarter of 2010, the Company purchased certain assets of a software company that constituted a business combination.  The initial consideration paid by the Company was $3.0 million in cash.  In addition to the initial purchase price, additional payments are to be made by the Company based on certain operating results as defined in the purchase agreement.  These contingent payments are payable in two additional annual installments due in March 2012 and March 2013 and in total are estimated by the Company, as of September 30, 2011, to be $3.5 million.  The contingent payments will be remeasured to fair value each reporting date until the contingency is resolved, with all changes in fair value being recognized in earnings. Substantially all of the purchase price was allocated to a computer software intangible asset that is being amortized over three years.

On June 30, 2011, the Company purchased contracts with more than 370 K–12 schools to provide tuition payment plan services.  The initial consideration paid by the Company was $6.9 million in cash.  The initial purchase price is subject to adjustment based on customer retention.  In September 2011, the Company received approximately $51,000 as an adjustment to the purchase price. The final adjustment to purchase price, if any, will occur on May 31, 2012.  Substantially all of the purchase price was allocated to a customer relationship intangible asset that is being amortized over three years.

8.    Goodwill

The following table summarizes the Company’s allocation of goodwill by operating segment as of September 30, 2011 and December 31, 2010:

Student Loan and Guaranty Servicing	$8,596
Tuition Payment Processing and Campus Commerce	58,086
Enrollment Services	8,553
Asset Generation and Management	41,883
$117,118

9.    Shareholders’ Equity

Dividends

Dividends of $0.07, $0.10, and $0.10 per share on the Company’s Class A and Class B common stock were paid on March 15, 2011, June 15, 2011, and September 15, 2011 respectively, to all holders of record as of March 1, 2011, June 1, 2011, and September 1, 2011, respectively. In addition, a $0.10 per share dividend on the Company’s Class A and Class B common stock will be paid on December 15, 2011 to all holders of record as of December 1, 2011.

Stock Repurchases

Shares repurchased by the Company during 2011 are shown in the table below.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Three months ended March 31, 2011	14,465	$310	$21.44

Three months ended June 30, 2011	9,979	224	22.39

Three months ended September 30, 2011	1,097,441	20,596	18.77

Nine months ended September 30, 2011	1,121,885	$21,130	$18.83

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

A reconciliation of weighted average shares outstanding follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to Nelnet, Inc.	$47,451	(368)	139,456	103,947
Less earnings (loss) allocated to holders of unvested
restricted stock	303	(4)	873	671
Net income (loss) available to common stockholders	$47,148	(364)	138,583	103,276

Weighted average common shares outstanding - basic	48,059,747	48,938,333	48,177,539	49,460,625
Dilutive effect of the assumed vesting of
restricted stock awards	194,141	—	190,384	202,880
Weighted average common shares outstanding - diluted	48,253,888	48,938,333	48,367,923	49,663,505

Basic earnings (loss) per common share	$0.98	(0.01)	2.88	2.09

Diluted earnings (loss) per common share	$0.98	(0.01)	2.87	2.08

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

Enrollment Services

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students (interactive and list marketing services) and helping students plan and prepare for life after high school (publishing services and resource centers). Interactive marketing products and services include agency of record services, qualified inquiry generation, pay per click, and other marketing management, along with call center solutions. The majority of interactive marketing revenue is derived from fees which are earned through the delivery of qualified inquiries or clicks provided to colleges and universities. List marketing services include providing lists to help higher education institutions and businesses reach the middle school, high school, college bound high school, college, and young adult market places. Publishing services include test preparation study guides, school directories and databases, and career exploration guides.  Resource centers include online courses, scholarship search and selection data, career planning, and on-line information about colleges and universities.

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

As a result of legislation (the Reconciliation Act of 2010), effective July 1, 2010, all new federal loan originations are made by the Department of Education through the Direct Loan Program and the Company no longer originates FFELP loans. This legislation does not alter or affect the terms and conditions of existing FFELP loans.

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

Segment Results and Reconciliations to GAAP

	Three months ended September 30, 2011
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Base Net Income	Adjustments to GAAP Results	GAAP Results of Operations
Total interest income	$15	11	—	26	157,071	1,285	(755)	157,627	—	157,627
Interest expense	—	—	—	—	59,049	2,572	(755)	60,866	—	60,866
Net interest income (loss)	15	11	—	26	98,022	(1,287)	—	96,761	—	96,761
Less provision for loan losses	—	—	—	—	5,250	—	—	5,250	—	5,250
Net interest income (loss)
after provision for loan losses	15	11	—	26	92,772	(1,287)	—	91,511	—	91,511
Other income (expense):
Loan and guaranty servicing
revenue	37,927	—	—	37,927	—	—	—	37,927	—	37,927
Intersegment servicing
revenue	16,622	—	—	16,622	—	—	(16,622)	—	—	—
Tuition payment processing
and campus commerce revenue	—	16,774	—	16,774	—	—	—	16,774	—	16,774
Enrollment services revenue	—	—	35,505	35,505	—	—	—	35,505	—	35,505
Software services revenue	4,622	—	—	4,622	—	—	—	4,622	—	4,622
Other income	—	—	—	—	3,694	237	—	3,931	—	3,931
Gain on sale of loans and
debt repurchases	—	—	—	—	—	—	—	—	—	—
Derivative market value and
foreign currency adjustments	—	—	—	—	—	—	—	—	(13,888)	(13,888)
Derivative settlements, net	—	—	—	—	507	(250)	—	257	—	257
Total other income (expense)	59,171	16,774	35,505	111,450	4,201	(13)	(16,622)	99,016	(13,888)	85,128
Operating expenses:
Salaries and benefits	25,335	7,594	6,484	39,413	694	4,025	—	44,132	—	44,132
Cost to provide enrollment
services	—	—	23,825	23,825	—	—	—	23,825	—	23,825
Depreciation and
amortization	2,005	286	784	3,075	—	352	—	3,427	4,490	7,917
Restructure expense	—	—	—	—	—	—	—	—	—	—
Other	14,420	2,302	2,129	18,851	3,311	6,742	—	28,904	—	28,904
Intersegment expenses, net	1,291	1,166	783	3,240	16,865	(3,483)	(16,622)	—	—	—
Total operating expenses	43,051	11,348	34,005	88,404	20,870	7,636	(16,622)	100,288	4,490	104,778
Income (loss) before
income taxes and corporate overhead allocation	16,135	5,437	1,500	23,072	76,103	(8,936)	—	90,239	(18,378)	71,861
Corporate overhead allocation	(963)	(321)	(321)	(1,605)	(1,605)	3,210	—	—	—	—
Income (loss) before
income taxes	15,172	5,116	1,179	21,467	74,498	(5,726)	—	90,239	(18,378)	71,861
Income tax (expense) benefit	(5,765)	(1,944)	(448)	(8,157)	(27,902)	4,665	—	(31,394)	6,984	(24,410)
Net income (loss)	$9,407	3,172	731	13,310	46,596	(1,061)	—	58,845	(11,394)	47,451

	Three months ended September 30, 2010
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee-Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Base Net Income	Adjustments to GAAP Results	GAAP Results of Operations
Total interest income	$13	12	—	25	159,752	1,919	(1,240)	160,456	—	160,456
Interest expense	—	—	—	—	64,302	5,181	(1,240)	68,243	—	68,243
Net interest income (loss)	13	12	—	25	95,450	(3,262)	—	92,213	—	92,213
Less provision for loan losses	—	—	—	—	5,500	—	—	5,500	—	5,500
Net interest income (loss)
after provision for loan losses	13	12	—	25	89,950	(3,262)	—	86,713	—	86,713
Other income (expense):
Loan and guaranty servicing
revenue	33,464	—	—	33,464	—	—	—	33,464	—	33,464
Intersegment servicing
revenue	20,022	—	—	20,022	—	—	(20,022)	—	—	—
Tuition payment processing
and campus commerce revenue	—	14,527	—	14,527	—	—	—	14,527	—	14,527
Enrollment services revenue	—	—	36,439	36,439	—	—	—	36,439	—	36,439
Software services revenue	4,624	—	—	4,624	—	—	—	4,624	—	4,624
Other income	—	—	—	—	4,710	4,722	—	9,432	—	9,432
Gain on sale of loans and
debt repurchases	—	—	—	—	4,963	4,922	—	9,885	—	9,885
Derivative market value and
foreign currency adjustments	—	—	—	—	—	—	—	—	(32,805)	(32,805)
Derivative settlements, net	—	—	—	—	(2,131)	(455)	—	(2,586)	—	(2,586)
Total other income (expense)	58,110	14,527	36,439	109,076	7,542	9,189	(20,022)	105,785	(32,805)	72,980
Operating expenses:
Salaries and benefits	22,682	6,652	6,142	35,476	1,054	4,615	(60)	41,085	—	41,085
Litigation settlement	—	—	—	—	—	55,000	—	55,000	—	55,000
Cost to provide enrollment
services	—	—	23,709	23,709	—	—	—	23,709	—	23,709
Depreciation and
amortization	1,362	330	1,624	3,316	—	354	—	3,670	5,355	9,025
Restructure expense	4,751	—	—	4,751	—	—	—	4,751	—	4,751
Other	12,470	2,053	2,556	17,079	2,937	6,701	—	26,717	—	26,717
Intersegment expenses, net	1,166	973	701	2,840	20,295	(3,173)	(19,962)	—	—	—
Total operating expenses	42,431	10,008	34,732	87,171	24,286	63,497	(20,022)	154,932	5,355	160,287
Income (loss) before
income taxes and corporate overhead allocation	15,692	4,531	1,707	21,930	73,206	(57,570)	—	37,566	(38,160)	(594)
Corporate overhead allocation	(1,676)	(559)	(559)	(2,794)	(2,793)	5,587	—	—	—	—
Income (loss) before
income taxes	14,016	3,972	1,148	19,136	70,413	(51,983)	—	37,566	(38,160)	(594)
Income tax (expense) benefit	(5,326)	(1,510)	(436)	(7,272)	(26,757)	19,754	—	(14,275)	14,501	226
Net income (loss)	$8,690	2,462	712	11,864	43,656	(32,229)	—	23,291	(23,659)	(368)

Additional information:
Net income (loss)	$8,690	2,462	712	11,864	43,656	(32,229)	—	23,291
Plus: Litigation settlement (a)	—	—	—	—	—	55,000	—	55,000
Plus: Restructure expense (b)	4,751	—	—	4,751	—	—	—	4,751
Less: Net tax effect	(1,805)	—	—	(1,805)	—	(20,900)	—	(22,705)
Net income (loss), excluding
litigation settlement and restructure expense	$11,636	2,462	712	14,810	43,656	1,871	—	60,337

(a) During the third quarter of 2010, the Company recorded a $55.0 million litigation settlement charge.
(b) During 2010, the Company recorded restructuring charges associated with previously implemented restructuring plans.

	Nine months ended September 30, 2011
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Base Net Income	Adjustments to GAAP Results	GAAP Results of Operations
Total interest income	$42	19	—	61	433,994	3,578	(2,132)	435,501	—	435,501
Interest expense	—	—	—	—	158,034	8,325	(2,132)	164,227	—	164,227
Net interest income (loss)	42	19	—	61	275,960	(4,747)	—	271,274	—	271,274
Less provision for loan losses	—	—	—	—	14,250	—	—	14,250	—	14,250
Net interest income (loss)
after provision for loan losses	42	19	—	61	261,710	(4,747)	—	257,024	—	257,024
Other income (expense):
Loan and guaranty servicing
revenue	110,952	—	—	110,952	—	—	—	110,952	—	110,952
Intersegment servicing
revenue	51,272	—	—	51,272	—	—	(51,272)	—	—	—
Tuition payment processing
and campus commerce revenue	—	50,904	—	50,904	—	—	—	50,904	—	50,904
Enrollment services revenue	—	—	101,688	101,688	—	—	—	101,688	—	101,688
Software services revenue	13,745	—	—	13,745	—	—	—	13,745	—	13,745
Other income	—	—	—	—	11,827	5,422	—	17,249	—	17,249
Gain on sale of loans and
debt repurchases	—	—	—	—	1,400	6,907	—	8,307	—	8,307
Derivative market value and
foreign currency adjustments	—	—	—	—	—	—	—	—	(29,585)	(29,585)
Derivative settlements, net	—	—	—	—	(6,805)	(612)	—	(7,417)	—	(7,417)
Total other income (expense)	175,969	50,904	101,688	328,561	6,422	11,717	(51,272)	295,428	(29,585)	265,843
Operating expenses:
Salaries and benefits	75,454	21,995	18,672	116,121	2,181	12,623	—	130,925	—	130,925
Cost to provide enrollment
services	—	—	68,804	68,804	—	—	—	68,804	—	68,804
Depreciation and
amortization	4,647	967	2,377	7,991	—	1,046	—	9,037	12,425	21,462
Restructure expense	—	—	—	—	—	—	—	—	—	—
Other	43,604	7,263	6,889	57,756	9,988	16,032	—	83,776	—	83,776
Intersegment expenses, net	3,720	3,377	2,560	9,657	52,059	(10,444)	(51,272)	—	—	—
Total operating expenses	127,425	33,602	99,302	260,329	64,228	19,257	(51,272)	292,542	12,425	304,967
Income (loss) before
income taxes and corporate overhead allocation	48,586	17,321	2,386	68,293	203,904	(12,287)	—	259,910	(42,010)	217,900
Corporate overhead allocation	(2,949)	(983)	(983)	(4,915)	(4,914)	9,829	—	—	—	—
Income (loss) before
income taxes	45,637	16,338	1,403	63,378	198,990	(2,458)	—	259,910	(42,010)	217,900
Income tax (expense) benefit	(17,340)	(6,208)	(533)	(24,081)	(75,616)	5,289	—	(94,408)	15,964	(78,444)
Net income (loss)	$28,297	10,130	870	39,297	123,374	2,831	—	165,502	(26,046)	139,456

	Nine months ended September 30, 2010
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee-Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Base Net Income	Adjustments to GAAP Results	GAAP Results of Operations
Total interest income	$43	24	—	67	450,715	5,439	(3,140)	453,081	—	453,081
Interest expense	—	—	—	—	164,063	17,422	(3,140)	178,345	—	178,345
Net interest income (loss)	43	24	—	67	286,652	(11,983)	—	274,736	—	274,736
Less provision for loan losses	—	—	—	—	16,700	—	—	16,700	—	16,700
Net interest income (loss)
after provision for loan losses	43	24	—	67	269,952	(11,983)	—	258,036	—	258,036
Other income (expense):
Loan and guaranty servicing
revenue	106,764	—	—	106,764	—	(254)	—	106,510	—	106,510
Intersegment servicing
revenue	63,571	—	—	63,571	—	—	(63,571)	—	—	—
Tuition payment processing
and campus commerce revenue	—	44,704	—	44,704	—	—	—	44,704	—	44,704
Enrollment services revenue	—	—	105,113	105,113	—	—	—	105,113	—	105,113
Software services revenue	14,467	—	—	14,467	—	—	—	14,467	—	14,467
Other income	519	—	—	519	14,114	10,555	—	25,188	—	25,188
Gain on sale of loans and
debt repurchases	—	—	—	—	23,899	4,922	—	28,821	—	28,821
Derivative market value and
foreign currency adjustments	—	—	—	—	—	—	—	—	(35,931)	(35,931)
Derivative settlements, net	—	—	—	—	(7,931)	(455)	—	(8,386)	—	(8,386)
Total other income (expense)	185,321	44,704	105,113	335,138	30,082	14,768	(63,571)	316,417	(35,931)	280,486
Operating expenses:
Salaries and benefits	69,591	19,864	18,660	108,115	3,698	12,540	(1,662)	122,691	—	122,691
Litigation settlement	—	—	—	—	—	55,000	—	55,000	—	55,000
Cost to provide enrollment
services	—	—	69,845	69,845	—	—	—	69,845	—	69,845
Depreciation and
amortization	3,538	1,002	5,744	10,284	3	1,146	—	11,433	18,103	29,536
Restructure expense	6,040	—	—	6,040	—	(20)	—	6,020	—	6,020
Other	45,638	6,433	7,563	59,634	10,147	19,339	—	89,120	—	89,120
Intersegment expenses, net	4,158	2,626	1,775	8,559	63,011	(9,661)	(61,909)	—	—	—
Total operating expenses	128,965	29,925	103,587	262,477	76,859	78,344	(63,571)	354,109	18,103	372,212
Income (loss) before
income taxes and corporate overhead allocation	56,399	14,803	1,526	72,728	223,175	(75,559)	—	220,344	(54,034)	166,310
Corporate overhead allocation	(4,349)	(1,450)	(1,450)	(7,249)	(7,247)	14,496	—	—	—	—
Income (loss) before
income taxes	52,050	13,353	76	65,479	215,928	(61,063)	—	220,344	(54,034)	166,310
Income tax (expense) benefit	(19,779)	(5,076)	(28)	(24,883)	(82,053)	24,040	—	(82,896)	20,533	(62,363)
Net income (loss)	$32,271	8,277	48	40,596	133,875	(37,023)	—	137,448	(33,501)	103,947

Additional information:
Net income (loss)	$32,271	8,277	48	40,596	133,875	(37,023)	—	137,448
Plus: Litigation settlement (a)	—	—	—	—	—	55,000	—	55,000
Plus: Restructure expense (b)	6,040	—	—	6,040	—	(20)	—	6,020
Less: Net tax effect	(2,295)	—	—	(2,295)	—	(20,892)	—	(23,187)
Net income (loss), excluding
litigation settlement and restructure expense	$36,016	8,277	48	44,341	133,875	(2,935)	—	175,281

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

	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Asset Generation and Management	Corporate Activity and Overhead	Total

	Three months ended September 30, 2011
Derivative market value and
foreign currency adjustments (a)	$—	—	—	(6,677)	20,565	13,888
Amortization of intangible
assets (b)	2,099	1,513	878	—	—	4,490
Net tax effect (c)	(798)	(575)	(334)	2,537	(7,814)	(6,984)
Total adjustments to GAAP	$1,301	938	544	(4,140)	12,751	11,394

	Three months ended September 30, 2010
Derivative market value and
foreign currency adjustments (a)	$—	—	—	24,966	7,839	32,805
Amortization of intangible
assets (b)	2,112	1,120	2,123	—	—	5,355
Net tax effect (c)	(803)	(426)	(807)	(9,487)	(2,978)	(14,501)
Total adjustments to GAAP	$1,309	694	1,316	15,479	4,861	23,659

	Nine months ended September 30, 2011
Derivative market value and
foreign currency adjustments (a)	$—	—	—	6,443	23,142	29,585
Amortization of intangible
assets (b)	6,299	3,492	2,634	—	—	12,425
Net tax effect (c)	(2,394)	(1,327)	(1,001)	(2,448)	(8,794)	(15,964)
Total adjustments to GAAP	$3,905	2,165	1,633	3,995	14,348	26,046

	Nine months ended September 30, 2010
Derivative market value and
foreign currency adjustments (a)	$—	—	—	20,955	14,976	35,931
Amortization of intangible
assets (b)	6,462	4,636	7,005	—	—	18,103
Net tax effect (c)	(2,456)	(1,763)	(2,665)	(7,963)	(5,686)	(20,533)
Total adjustments to GAAP	$4,006	2,873	4,340	12,992	9,290	33,501

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

(b)	Amortization of intangible assets: “Base net income” excludes the amortization of acquired intangibles.

(c)	Income taxes are applied based on 38% for the individual operating segments.

12.  Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investments (a)	$14,263	—	35,571	49,834
Fair value of derivative instruments (b)	—	130,620	—	130,620
Total assets	$14,263	130,620	35,571	180,454

Liabilities:
Fair value of derivative instruments (b)	$—	49,347	—	49,347
Total liabilities	$—	49,347	—	49,347

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investments (a)	$31,375	—	11,861	43,236
Fair value of derivative instruments (b)	—	118,346	—	118,346
Total assets	$31,375	118,346	11,861	161,582

Liabilities:
Fair value of derivative instruments (b)	$—	16,089	—	16,089
Total liabilities	$—	16,089	—	16,089

(a)
Investments represent investments classified by the Company as “trading securities” which are recorded at fair value on a recurring basis. Level 1 investments are measured based upon quoted prices and include investments traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities that trade in active markets. Level 3 investments include student loan auction rate asset-backed securities. The fair value for the student loan auction rate asset-backed securities is determined using indicative quotes from broker dealers or an income approach valuation technique (present value using the discount rate adjustment technique) that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk.

(b)
All derivatives are accounted for at fair value on a recurring basis.  The fair value of derivative financial instruments is determined by derivative pricing models using the stated terms of the contracts and observable yield curves, forward foreign currency exchange rates, and volatilities from active markets.

When determining the fair value of derivatives, the Company takes into account counterparty credit risk for positions where it is exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty.

There were no transfers into or out of level 1, level 2, or level 3 for the nine months ended September 30, 2011.

The following table presents a roll forward of the fair value of Level 3 assets during 2011.

Level 3
Investments -
trading securities
Balance at December 31, 2010	$11,861
Total realized and unrealized gains (losses) included in income, net (a)	(105)
Purchases	23,890
Redemptions/Sales	(5,931)

Balance at March 31, 2011	29,715

Total realized and unrealized gains (losses) included in income, net (a)	636
Purchases	3,261
Redemptions/Sales	(8,940)

Balance at June 30, 2011	24,672

Total realized and unrealized gains (losses) included in income, net (a)	(3,632)
Purchases	28,668
Redemptions/Sales	(14,137)

Balance at September 30, 2011	$35,571

Total gains (losses) included in income attributable to the change in unrealized gains (losses) relating to Level 3 assets held at September 30, 2011: (a)

Three month period ended September 30, 2011	$(4,303)
Nine month period ended September 30, 2011	(4,152)

(a)	Realized and unrealized gains (losses) are included in “other income” in the Company’s consolidated statements of income.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of September 30, 2011		As of December 31, 2010
	Fair value	Carrying value	Fair value	Carrying value
Financial assets:
Student loans receivable	$24,254,401	24,641,614	24,836,538	23,948,014
Student loans receivable - held for sale	—	—	84,987	84,987
Cash and cash equivalents	92,094	92,094	283,801	283,801
Investments - trading securities	49,834	49,834	43,236	43,236
Restricted cash	375,394	375,394	453,748	453,748
Restricted cash – due to customers	52,300	52,300	88,528	88,528
Restricted investments	225,824	225,824	215,009	215,009
Accrued interest receivable	331,071	331,071	318,152	318,152
Derivative instruments	130,620	130,620	118,346	118,346

Financial liabilities:
Bonds and notes payable	23,819,415	24,926,512	24,651,191	24,672,472
Accrued interest payable	16,965	16,965	19,153	19,153
Due to customers	52,300	52,300	88,528	88,528
Derivative instruments	49,347	49,347	16,089	16,089

The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring basis are discussed above.  The remaining financial assets and liabilities were estimated using the following methods and assumptions:

Student Loans Receivable and Student Loans Receivable – Held for Sale

The Company’s student loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale. Student loans classified as held for sale at December 31, 2010 are those loans which the Company sold in January 2011 and were valued using the sales price (100% of par value) less the estimated credit risk related to this portfolio. The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. For all other loans, fair values were determined by modeling loan cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value, and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, required return on equity, and future interest rates and indice relationships. A number of significant inputs into the models are internally derived and not observable to market participants.

Cash and Cash Equivalents, Restricted Cash, Restricted Cash – Due to Customers, Restricted Investments, Accrued Interest Receivable/Payable and Due to Customers

The carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.

Bonds and Notes Payable

Bonds and notes payable are accounted for at cost in the financial statements except when denominated in a foreign currency. Foreign currency-denominated borrowings are re-measured at current spot rates in the financial statements. The fair value of bonds and notes payable was determined from quotes from broker dealers or through standard bond pricing models using the stated terms of the borrowings, observable yield curves, and market credit spreads. Fair value adjustments for unsecured corporate debt are made based on indicative quotes from observable trades.

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

On February 16, 2011, Peterson’s filed a motion to dismiss the complaint, which was denied by the District Court on April 15, 2011 shortly after a similar motion to dismiss that had been granted in an unrelated case involving alleged TCPA violations related to faxes was reversed by the U.S. Court of Appeals for the Third Circuit (the “Appeals Court”), which has jurisdiction over the District Court.  On April 29, 2011, Peterson’s filed an answer to the complaint, but also filed a motion for reconsideration of the motion to dismiss.  On May 17, 2011, the Appeals Court granted a petition for rehearing of the motion to dismiss in the unrelated TCPA fax case, and on May 31, 2011, Peterson’s filed a motion for stay pending the outcome of that rehearing.  On September 12, 2011, the motion for stay was granted, and the motion for reconsideration was denied by the District Court. On September 20, 2011, the named plaintiff filed a motion for reconsideration of the District Court's order, which is set for hearing on November 22, 2011.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and nine months ended September 30, 2011 and 2010. All dollars are in thousands, except per share amounts, unless otherwise noted.)

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

The forward-looking statements are based on assumptions and analysis made by management in light of management’s experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances.  These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements.  These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent Quarterly Reports on Form 10-Q and elsewhere in this report, and include such risks and uncertainties as:

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

•
risks from changes in the student loan and educational credit and services marketplace resulting from the implementation of, or changes in, applicable laws, regulations, and government programs, including the discontinuance of private sector student loan originations under the FFEL Program effective July 1, 2010, the uncertain nature of the potential impact of the Department's new loan consolidation program, and the Company’s ability to maintain its loan servicing contract with the Department to service federally-owned student loans and to comply with servicing agreements with third party customers for the service of loans under the Federal Direct Loan and FFEL Programs;

•	risks from changes in the demand or preferences for educational financing and related services by educational institutions, students, and their families;

•	uncertainties inherent in forecasting future cash flows from student loan assets and related asset-backed securitizations;

•
risks associated with litigation, complex government regulations, changes in general economic conditions, which have recently led to higher rates of student loan defaults, changes in credit market conditions, and related party transactions; and

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

As a result of the Reconciliation Act of 2010, effective July 1, 2010, the Company no longer originates new FFELP loans. In addition, as a result of this legislation, net interest income on the Company’s existing FFELP loan portfolio, as well as fee-based revenue from guarantee and third party FFELP servicing, will decline over time as the Company’s customers’ FFELP loan portfolios are paid down.

Due to the legislative changes in the student loan industry, the Company believes there will be opportunities to purchase FFELP loan portfolios and/or expand its current level of guarantee and third party FFELP servicing volume on behalf of current FFELP participants looking to adjust their FFELP businesses.  For example, during the first nine months of 2011, the Company purchased $2.7 billion of FFELP student loans.

In addition, on October 25, 2011, The White House and the Department announced a short-term consolidation program to eligible student loan borrowers. The Department's program will allow student loan borrowers with at least one legacy FFELP loan and at least one federal student loan owned by the Department to convert those loans to Special Direct Consolidation Loans under the Federal Direct Loan Program. The Company currently owns approximately $3 billion of FFEL Program loans that the Company believes will be eligible for the new program. This program could reduce the Company's FFEL Program student loan portfolio and related net interest income. See Part II, Item 1A, "Risk Factors," for further information related to this program and the potential impact to the Company.

Continue to Grow and Diversify Fee-Based Revenue

The Company has expanded products and services generated from businesses that are not dependent upon the FFEL Program, thereby reducing legislative and political risk related to the education lending industry. Revenues from these businesses are primarily generated from products and services offered in the Company’s Tuition Payment Processing and Campus Commerce and Enrollment Services operating segments. In addition, in September 2009, the Company began servicing federally-owned student loans for the Department. The amount of federally-owned student loans originated through the Direct Loan Program is expected to increase substantially, which will lead to an increase in servicing volume and related revenue for the Company. Revenue earned from servicing federally-owned student loans is included in the Student Loan and Guaranty Servicing operating segment. A summary of revenue from the Company’s fee-based businesses is shown below.

	Three months ended September 30,
	2011	2010	$ Change	% Change
Student Loan and Guaranty Servicing (a)	$42,564	38,101	4,463	11.7%
Tuition Payment Processing and Campus Commerce	16,785	14,539	2,246	15.4
Enrollment Services (b)	35,505	36,439	(934)	(2.6)
Total revenue from fee-based businesses	$94,854	89,079	5,775	6.5%

	Nine months ended September 30,
	2011	2010	$ Change	% Change
Student Loan and Guaranty Servicing (a)	$124,739	121,793	2,946	2.4%
Tuition Payment Processing and Campus Commerce	50,923	44,728	6,195	13.9
Enrollment Services (b)	101,688	105,113	(3,425)	(3.3)
Total revenue from fee-based businesses	$277,350	271,634	5,716	2.1%

(a)
The Student Loan and Guaranty Servicing operating segment included $8.6 million and $5.3 million of revenue earned from rehabilitation collections on defaulted loans for the three months ended September 30, 2011 and 2010, respectively, and $24.2 million and $27.6 million for the nine months ended September 30, 2011 and 2010, respectively.

(b)
Enrollment services revenue has been negatively affected by the current regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts as further discussed in this Item 2 under “Enrollment Services Operating Segment – Results of Operations.”

As shown below, the Company's revenue and income before taxes related to its fee-based operating segments continues to increase. The table below includes the consolidated operating results of the Company excluding the Asset Generation and Management Operating segment. Thus, the below table reflects the operating results of the Company as if it was not generating any earnings from its student loan portfolio.

Income (loss) before taxes (a)
($5 million)	$67 million	$80 million

(a)
Excludes restructure and impairment expenses and a litigation settlement charge recognized in 2010. See the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for additional information on total operating expenses by segment and these adjustments thereto.

The Company's revenue and income before taxes related to its fee-based operating segments for the nine months ended September 30, 2011 was $336 million and $61 million, respectively.

Hosted Servicing Software Revenue

The Company offers a hosted servicing software solution that can be used by third parties to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans. Currently, including a contract with an incumbent Direct Loan Program service provider, the Company has agreements with third parties to add more than 12 million borrowers to its hosted servicing software solution. The Company does not provide servicing of loans as part of these agreements. In October 2011, the Company began hosting student loan servicing volume on its servicing software platforms. As of October 31, 2011, more than 9.5 million borrowers were hosted on these platforms. The Company will begin to recognize this additional software services revenue in the fourth quarter of 2011.

Manage Operating Costs

Excluding a litigation settlement and restructuring charges recognized in 2010, operating expenses increased $4.2 million (4.2%) for the three months ended September 30, 2011 and decreased $6.2 million (2.0%) for the nine months ended September 30, 2011 compared to the same periods in 2010 as further discussed in this Item 2 under "Results of Operations – Operating Expenses."

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

The Company has earned fixed rate floor income as summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fixed rate floor income, gross	$44,080	38,263	121,126	112,731
Derivative settlements (a)	(3,482)	(4,040)	(16,045)	(12,183)
Fixed rate floor income, net	$40,598	34,223	105,081	100,548

Fixed rate floor income contribution to spread, net	0.65%	0.51%	0.59%	0.53%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2011 and 2010 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

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

As of September 30, 2011, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.83 billion as detailed below.  The $1.83 billion includes approximately $330 million (as of September 30, 2011) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances on the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans currently funded in asset-backed securitizations.  As of September 30, 2011, the Company had $21.5 billion of loans included in asset-backed securitizations, which represented 87 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department of Education’s Conduit Program and other warehouse facilities or loans originated and/or acquired subsequent to September 30, 2011.

(a)	The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the percentage of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity and default rates.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securities transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $370 million to $430 million.

On October 25, 2011, The White House and the Department announced a short-term consolidation program to eligible student loan borrowers. The Department's program will allow student loan borrowers with at least one legacy FFELP loan and at least one federal student loan owned by the Department to convert those loans to Special Direct Consolidation Loans under the Federal Direct Loan Program. The Company currently owns approximately $3 billion of FFEL Program loans that the Company believes will be eligible for the new program, of which approximately $2 billion are permanently funded in asset-backed securitizations, and the forecased cash flows from these loans are included in the table above. This program could increase the prepayments on the loans eligible for this program and decrease the forecasted cash flows. See Part II, Item 1A, "Risk Factors," for further information related to this program and the potential impact to the Company.

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

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of September 30, 2011, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a liability of $25.8 million. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

Use Liquidity to Capitalize on Market Opportunities

The Company has used and will continue to use its improved liquidity position to capitalize on market opportunities, including FFELP student loan acquisitions; strategic acquisitions and investments in its core business areas of loan financing, loan servicing, payment processing, and enrollment services (education planning); and capital management initatives, including stock repurchases, debt repurchases, and dividend distributions.

During 2011, the Company has used its improved liquidity to accomplish the following items:

•	FFELP Student Loan Acquisitions

-	Purchased $2.7 billion of FFELP student loans through September 30, 2011

•	Acquisitions and Investments in Core Business Areas

-	Purchased contracts with more than 370 K-12 schools to provide tuition payment plan services

•	Capital Management

-	Repurchased 1.1 million shares of common stock through September 30, 2011 for $21.1 million ($18.83 per share)

-	Repurchased $74.8 million notional amount of debt through September 30, 2011 recognizing a gain of $7.0 million

-	Raised the quarterly dividend paid on the Company’s common stock to $0.10 per share ($13.1 million of dividends paid through September 30, 2011)

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

Net Interest Income

The Company generates a significant portion of its earnings from the spread, referred to as its student loan spread, between the yield the Company receives on its student loan portfolio and the cost of funding these loans. This spread income is reported on the Company’s consolidated statements of income as net interest income. The amortization/accretion of loan premiums and discounts, including capitalized costs of origination, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs, are netted against loan interest income on the Company’s consolidated statements of income. The amortization of debt issuance costs is included in interest expense on the Company’s consolidated statements of income.

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

In determining the appropriateness of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. The Company places a non-federally insured loan on nonaccrual status when the collection of principal and interest is 30 days past due and charges off the loan and accrued interest when the collection of principal and interest is 120 days past due.

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

Three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010

Net Interest Income (net of settlements on derivatives)

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Interest income:
Loan interest	$156,955	159,287	(2,332)	(1.5)%	$433,247	449,607	(16,360)	(3.6)%
Investment interest	672	1,169	(497)	(42.5)	2,254	3,474	(1,220)	(35.1)
Total interest income	157,627	160,456	(2,829)	(1.8)	435,501	453,081	(17,580)	(3.9)
Interest expense:
Interest on bonds and
notes payable	60,866	68,243	(7,377)	(10.8)	164,227	178,345	(14,118)	(7.9)
Net interest income	96,761	92,213	4,548	4.9	271,274	274,736	(3,462)	(1.3)
Provision for loan losses	5,250	5,500	(250)	(4.5)	14,250	16,700	(2,450)	(14.7)
Net interest income after
provision for loan losses	91,511	86,713	4,798	5.5	257,024	258,036	(1,012)	(0.4)
Derivative settlements,
net (a)	257	(2,586)	2,843	(109.9)	(7,417)	(8,386)	969	(11.6)
Net interest income after
provision for loan losses (net of settlements on derivatives)	$91,768	84,127	7,641	9.1%	$249,607	249,650	(43)	—%

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

Net interest income after provision for loan losses, net of settlements on derivatives, changed for the three and nine months ended September 30, 2011 compared to the same periods in 2010 as follows:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Variable student loan interest
margin, net of settlements on derivatives (a)	$58,320	59,416	(1,096)	(1.8)%	$164,847	179,750	(14,903)	(8.3)%
Fixed rate floor income,
net of settlements on derivatives (b)	40,598	34,223	6,375	18.6	105,081	100,548	4,533	4.5
Investment interest (c)	672	1,169	(497)	(42.5)	2,254	3,474	(1,220)	(35.1)
Corporate debt interest
expense (d)	(2,572)	(5,181)	2,609	(50.4)	(8,325)	(17,422)	9,097	(52.2)
Provision for loan losses (e)	(5,250)	(5,500)	250	(4.5)	(14,250)	(16,700)	2,450	(14.7)
Net interest income after
provision for loan losses (net of settlements on derivatives)	$91,768	84,127	7,641	9.1%	$249,607	249,650	(43)	—%

(a)
Variable student loan spread is impacted by variable rate student loan interest, consolidation rebate fees, amortization/accretion of loan premiums and discounts, and interest expense on bonds and notes. See Item 2 under "Asset Generation and Management Operating Segment – Results of Operations" for additional information.

(b)
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate generating fixed rate floor income. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” for additional information.

(c)	Investment interest decreased for the three and nine months ended September 30, 2011 compared with the same periods in 2010 due to a decrease in average cash held.

(d)
Corporate debt interest expense includes interest expense incurred by the Company on its 5.125% Senior Notes due 2010 (the “Senior Notes”), Junior Subordinated Hybrid Securities, and its $750 million unsecured line of credit. Corporate debt interest expense decreased for the three and nine months ended September 30, 2011 compared with the same periods in 2010 due to a reduction in debt outstanding due to the purchase of Junior Subordinated Hybrid Securities, the maturity of the Senior Notes on June 1, 2010, and using excess cash to pay down a portion of the unsecured line of credit.

(e)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses inherent in the Company's portfolio of loans.  The provision for loan losses recognized by the Company decreased during the three and nine months ended September 30, 2011 compared to the same periods in 2010, primarily due to a decrease in the non-federally insured loan provision due to a decrease in the dollar amount of the Company's student loan portfolio, including those loans in repayment.

Other Income

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Loan and guaranty servicing
revenue (a)	$37,927	33,464	4,463	13.3%	$110,952	106,510	4,442	4.2%
Tuition payment processing
and campus commerce revenue (b)	16,774	14,527	2,247	15.5	50,904	44,704	6,200	13.9
Enrollment services revenue (c)	35,505	36,439	(934)	(2.6)	101,688	105,113	(3,425)	(3.3)
Software services revenue (d)	4,622	4,624	(2)	—	13,745	14,467	(722)	(5.0)
Other income (e)	3,931	9,432	(5,501)	(58.3)	17,249	25,188	(7,939)	(31.5)
Gain on sale of loans and
debt repurchases (f)	—	9,885	(9,885)	(100.0)	8,307	28,821	(20,514)	(71.2)
Derivative market value and
foreign currency adjustments (g)	(13,888)	(32,805)	18,917	(57.7)	(29,585)	(35,931)	6,346	(17.7)
Derivative settlements, net (h)	257	(2,586)	2,843	(109.9)	(7,417)	(8,386)	969	(11.6)
Total other income	$85,128	72,980	12,148	16.6%	$265,843	280,486	(14,643)	(5.2)%

(a)
"Loan and guaranty servicing revenue" increased for the three months ended September 30, 2011 compared to the same period in 2010 due to an increase in servicing revenue from the Department of Education and an increase in guaranty servicing revenue, partially offset by a decrease in FFELP servicing revenue. "Loan and guaranty servicing revenue" increased for the nine months ended September 30, 2011 compared to the same period in 2010 due to an increase in government servicing revenue, partially offset by decreases in FFELP servicing and guaranty servicing revenues. See Item 2 under "Student Loan and Guaranty Servicing Operating Segment – Results of Operations" for additional information.

(b)
"Tuition payment processing and campus commerce revenue" increased due to an increase in the number of managed tuition payment plans and an increase in campus commerce customers as discussed in this Item 2 under "Tuition Payment Processing and Campus Commerce Operating Segment – Results of Operations."

(c)
"Enrollment services revenue" decreased due to a decrease in interactive marketing services volume, as further discussed in this Item 2 under "Enrollment Services Operating Segment – Results of Operations." Enrollment services revenue has been negatively affected by the current regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

(d)
"Software services revenue" decreased due to a reduction in the number of projects for existing customers and the loss of customers due to legislative developments in the student loan industry throughout 2010 and 2011.

(e)	The following table summarizes the components of "other income."

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Borrower late fee income	$2,995	3,133	9,807	9,370
Investment advisory fees	2,943	—	4,123	—
529 Plan administration fees	468	1,495	2,039	4,052
Investments - unrealized gains/(losses), net	(4,648)	1,219	(2,820)	1,830
Other	2,173	3,585	4,100	9,936
Other income	$3,931	9,432	17,249	25,188

(f)   “Gain on sale of loans and debt repurchases” includes the following:

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain
Gains on debt repurchases:
Junior Subordinated Hybrid Securities	$—	—	—	62,558	55,651	6,907
Asset-backed securities	11,654	11,654	—	12,254	12,199	55
	$11,654	11,654	—	74,812	67,850	6,962
Gain on sale of loans			—			1,345
Gain on sale of loans and debt repurchases, net			$—			$8,307

	Three months ended September 30, 2010			Nine months ended September 30, 2010
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain
Gains on debt repurchases:
Junior Subordinated Hybrid Securities	$34,995	30,073	4,922	34,995	30,073	4,922
Asset-backed securities	85,675	80,712	4,963	477,700	453,801	23,899
	$120,670	110,785	9,885	512,695	483,874	28,821

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Change in fair value of derivatives - income (expense)	$(87,341)	73,663	(18,683)	(94,539)
Foreign currency transaction adjustment -
income (expense)	73,453	(106,468)	(10,902)	58,608
Derivative market value and foreign currency
adjustments - income (expense)	$(13,888)	(32,805)	(29,585)	(35,931)

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

Further detail of the components of derivative settlements is included in Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

Operating Expenses

As shown below, excluding a litigation settlement and restructuring charges recognized in 2010, operating expenses increased $4.2 million (4.2%) for the three months ended September 30, 2011 and decreased $6.2 million (2.0%) for the nine months ended September 30, 2011 compared to the same periods in 2010.

	Three months ended September 30,		Change
	2011	2010	$	%
Salaries and benefits (a)	$44,132	41,085	3,047	7.4%
Cost to provide enrollment services (b)	23,825	23,709	116	0.5
Depreciation and amortization (c)	7,917	9,025	(1,108)	(12.3)
Other expenses (d)	28,904	26,717	2,187	8.2
Total operating expenses, excluding litigation
settlement and restructure expense	104,778	100,536	$4,242	4.2%
Litigation settlement (e)	—	55,000
Restructure expense (f)	—	4,751
Total operating expenses	$104,778	160,287

	Nine months ended September 30,		Change
	2011	2010	$	%
Salaries and benefits (a)	$130,925	122,691	8,234	6.7%
Cost to provide enrollment services (b)	68,804	69,845	(1,041)	(1.5)
Depreciation and amortization (c)	21,462	29,536	(8,074)	(27.3)
Other expenses (d)	83,776	89,120	(5,344)	(6.0)
Total operating expenses, excluding litigation
settlement and restructure expense	304,967	311,192	$(6,225)	(2.0)%
Litigation settlement (e)	—	55,000
Restructure expense (f)	—	6,020
Total operating expenses	$304,967	372,212

(a)
Salaries and benefits increased in the Student Loan and Guaranty Servicing operating segment as a result of additional costs incurred related to the government servicing contract and preparation of support for the hosted servicing software product. Salaries and benefits also increased in the Tuition Payment and Campus Commerce operating segment as a result of supporting the increase in the number of managed tuition payment plans and campus commerce customers. These increases were partially offset by a decrease in salaries and benefits in the Asset Generation and Management operating segment as a result of continued focus by the Company on managing costs and gaining efficiencies.

(b)
Cost to provide enrollment services is impacted by changes in interactive marketing revenues. See Item 2 under “Enrollment Services Operating Segment – Results of Operations” for additional information.

(c)	Depreciation and amortization decreased due to decreases in the amortization of intangible assets and student list costs.

(d)
Other expenses increased for the three months ended September 30, 2011 compared to the same period in 2010 due to increases in collection costs related to loan rehabilitation revenue and additional costs incurred related to the government servicing contract and preparation of support for the hosted servicing software product. These costs were partially offset by a decrease in consulting and professional fees, which were primarily legal costs associated with the Oberg litigation. Other expenses decreased for the nine months ended September 30, 2011 compared to the same period in 2010 due to a decrease in collection costs related to loan rehabilitation revenue, as well as a decrease in legal fees associated with the Oberg litigation. The decrease in other expenses was partially offset by an increase in costs related to the government servicing contract and preparation of support for the hosted servicing software product. In addition, the Company recognized an expense of $2.5 million in 2011 related to the Company's obligation to repurchase non-federally insured loans. No expense related to this obligation was incurred in 2010.

(e)
On August 13, 2010, the Company reached an agreement in principal to pay $55.0 million to settle all claims associated with the "qui tam" action brought by Jon H. Oberg on behalf of the United States of America. The settlement agreement was finalized on October 25, 2010. As a result of the settlement, the Company recorded a $55.0 million pre-tax charge during the third quarter of 2010 and paid the settlement on November 3, 2010.

(f)	Restructure expenses incurred in 2010 were related to a 2009 restructuring plan. This plan was completed during the third quarter of 2010.

Income Taxes

The Company’s effective tax rate was 34.0% and 36.0% for the three and nine months ended September 30, 2011, respectively, compared to 38.0%, and 37.5% for the same periods in 2010, respectively. The effective tax rate for 2011 decreased compared to the same periods in 2010 due to state incentive tax credits and an overall reduction of the state effective tax rate.

Segment Operating Results

Additional information on the Company’s results of operations is included with the discussion of the Company’s operating segments in this Item 2 under “Operating Segments.”

Financial Condition as of September 30, 2011 compared to December 31, 2010

	As of September 30, 2011	As of December 31, 2010	Change
			Dollars	Percent
Assets:
Student loans receivable, net	$24,641,614	23,948,014	693,600	2.9%
Student loans receivable - held for sale	—	84,987	(84,987)	(100.0)
Cash, cash equivalents, and investments	795,446	1,084,322	(288,876)	(26.6)
Goodwill	117,118	117,118	—	—
Intangible assets, net	33,074	38,712	(5,638)	(14.6)
Fair value of derivative instruments	130,620	118,346	12,274	10.4
Other assets	518,355	502,393	15,962	3.2
Total assets	$26,236,227	25,893,892	342,335	1.3%
Liabilities:
Bonds and notes payable	$24,926,512	24,672,472	254,040	1.0%
Fair value of derivative instruments	49,347	16,089	33,258	206.7
Other liabilities	248,885	298,698	(49,813)	(16.7)
Total liabilities	25,224,744	24,987,259	237,485	1.0
Shareholders' equity	1,011,483	906,633	104,850	11.6
Total liabilities and shareholders' equity	$26,236,227	25,893,892	342,335	1.3%

Total assets and total liabilities increased in 2011. The increase in total assets was primarily due to the acquisition of $2.7 billion of FFEL Program loans, partially offset by a decrease of student loans which occurred as a result of repayments and the loss of loans to consolidation to external parties. The increase in total liabilities was primarily due to funding more student loan assets, partially offset by paying down on certain bonds and notes payable. See the activity of loans acquired in this Item 2 under "Asset Generation and Management – Results of Operations."

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

Segment Results and Reconciliations to GAAP

	Three months ended September 30, 2011
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Base Net Income	Adjustments to GAAP Results	GAAP Results of Operations
Total interest income	$15	11	—	26	157,071	1,285	(755)	157,627	—	157,627
Interest expense	—	—	—	—	59,049	2,572	(755)	60,866	—	60,866
Net interest income (loss)	15	11	—	26	98,022	(1,287)	—	96,761	—	96,761
Less provision for loan losses	—	—	—	—	5,250	—	—	5,250	—	5,250
Net interest income (loss)
after provision for loan losses	15	11	—	26	92,772	(1,287)	—	91,511	—	91,511
Other income (expense):
Loan and guaranty servicing
revenue	37,927	—	—	37,927	—	—	—	37,927	—	37,927
Intersegment servicing
revenue	16,622	—	—	16,622	—	—	(16,622)	—	—	—
Tuition payment processing
and campus commerce revenue	—	16,774	—	16,774	—	—	—	16,774	—	16,774
Enrollment services revenue	—	—	35,505	35,505	—	—	—	35,505	—	35,505
Software services revenue	4,622	—	—	4,622	—	—	—	4,622	—	4,622
Other income	—	—	—	—	3,694	237	—	3,931	—	3,931
Gain on sale of loans and
debt repurchases	—	—	—	—	—	—	—	—	—	—
Derivative market value and
foreign currency adjustments	—	—	—	—	—	—	—	—	(13,888)	(13,888)
Derivative settlements, net	—	—	—	—	507	(250)	—	257	—	257
Total other income (expense)	59,171	16,774	35,505	111,450	4,201	(13)	(16,622)	99,016	(13,888)	85,128
Operating expenses:
Salaries and benefits	25,335	7,594	6,484	39,413	694	4,025	—	44,132	—	44,132
Cost to provide enrollment
services	—	—	23,825	23,825	—	—	—	23,825	—	23,825
Depreciation and
amortization	2,005	286	784	3,075	—	352	—	3,427	4,490	7,917
Restructure expense	—	—	—	—	—	—	—	—	—	—
Other	14,420	2,302	2,129	18,851	3,311	6,742	—	28,904	—	28,904
Intersegment expenses, net	1,291	1,166	783	3,240	16,865	(3,483)	(16,622)	—	—	—
Total operating expenses	43,051	11,348	34,005	88,404	20,870	7,636	(16,622)	100,288	4,490	104,778
Income (loss) before
income taxes and corporate overhead allocation	16,135	5,437	1,500	23,072	76,103	(8,936)	—	90,239	(18,378)	71,861
Corporate overhead allocation	(963)	(321)	(321)	(1,605)	(1,605)	3,210	—	—	—	—
Income (loss) before
income taxes	15,172	5,116	1,179	21,467	74,498	(5,726)	—	90,239	(18,378)	71,861
Income tax (expense) benefit	(5,765)	(1,944)	(448)	(8,157)	(27,902)	4,665	—	(31,394)	6,984	(24,410)
Net income (loss)	$9,407	3,172	731	13,310	46,596	(1,061)	—	58,845	(11,394)	47,451

	Three months ended September 30, 2010
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee-Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Base Net Income	Adjustments to GAAP Results	GAAP Results of Operations
Total interest income	$13	12	—	25	159,752	1,919	(1,240)	160,456	—	160,456
Interest expense	—	—	—	—	64,302	5,181	(1,240)	68,243	—	68,243
Net interest income (loss)	13	12	—	25	95,450	(3,262)	—	92,213	—	92,213
Less provision for loan losses	—	—	—	—	5,500	—	—	5,500	—	5,500
Net interest income (loss)
after provision for loan losses	13	12	—	25	89,950	(3,262)	—	86,713	—	86,713
Other income (expense):
Loan and guaranty servicing
revenue	33,464	—	—	33,464	—	—	—	33,464	—	33,464
Intersegment servicing
revenue	20,022	—	—	20,022	—	—	(20,022)	—	—	—
Tuition payment processing
and campus commerce revenue	—	14,527	—	14,527	—	—	—	14,527	—	14,527
Enrollment services revenue	—	—	36,439	36,439	—	—	—	36,439	—	36,439
Software services revenue	4,624	—	—	4,624	—	—	—	4,624	—	4,624
Other income	—	—	—	—	4,710	4,722	—	9,432	—	9,432
Gain on sale of loans and
debt repurchases	—	—	—	—	4,963	4,922	—	9,885	—	9,885
Derivative market value and
foreign currency adjustments	—	—	—	—	—	—	—	—	(32,805)	(32,805)
Derivative settlements, net	—	—	—	—	(2,131)	(455)	—	(2,586)	—	(2,586)
Total other income (expense)	58,110	14,527	36,439	109,076	7,542	9,189	(20,022)	105,785	(32,805)	72,980
Operating expenses:
Salaries and benefits	22,682	6,652	6,142	35,476	1,054	4,615	(60)	41,085	—	41,085
Litigation settlement	—	—	—	—	—	55,000	—	55,000	—	55,000
Cost to provide enrollment
services	—	—	23,709	23,709	—	—	—	23,709	—	23,709
Depreciation and
amortization	1,362	330	1,624	3,316	—	354	—	3,670	5,355	9,025
Restructure expense	4,751	—	—	4,751	—	—	—	4,751	—	4,751
Other	12,470	2,053	2,556	17,079	2,937	6,701	—	26,717	—	26,717
Intersegment expenses, net	1,166	973	701	2,840	20,295	(3,173)	(19,962)	—	—	—
Total operating expenses	42,431	10,008	34,732	87,171	24,286	63,497	(20,022)	154,932	5,355	160,287
Income (loss) before
income taxes and corporate overhead allocation	15,692	4,531	1,707	21,930	73,206	(57,570)	—	37,566	(38,160)	(594)
Corporate overhead allocation	(1,676)	(559)	(559)	(2,794)	(2,793)	5,587	—	—	—	—
Income (loss) before
income taxes	14,016	3,972	1,148	19,136	70,413	(51,983)	—	37,566	(38,160)	(594)
Income tax (expense) benefit	(5,326)	(1,510)	(436)	(7,272)	(26,757)	19,754	—	(14,275)	14,501	226
Net income (loss)	$8,690	2,462	712	11,864	43,656	(32,229)	—	23,291	(23,659)	(368)

Additional information:
Net income (loss)	$8,690	2,462	712	11,864	43,656	(32,229)	—	23,291
Plus: Litigation settlement (a)	—	—	—	—	—	55,000	—	55,000
Plus: Restructure expense (b)	4,751	—	—	4,751	—	—	—	4,751
Less: Net tax effect	(1,805)	—	—	(1,805)	—	(20,900)	—	(22,705)
Net income (loss), excluding
litigation settlement and restructure expense	$11,636	2,462	712	14,810	43,656	1,871	—	60,337

(a) During the third quarter of 2010, the Company recorded a $55.0 million litigation settlement charge.
(b) During 2010, the Company recorded restructuring charges associated with previously implemented restructuring plans.

	Nine months ended September 30, 2011
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Base Net Income	Adjustments to GAAP Results	GAAP Results of Operations
Total interest income	$42	19	—	61	433,994	3,578	(2,132)	435,501	—	435,501
Interest expense	—	—	—	—	158,034	8,325	(2,132)	164,227	—	164,227
Net interest income (loss)	42	19	—	61	275,960	(4,747)	—	271,274	—	271,274
Less provision for loan losses	—	—	—	—	14,250	—	—	14,250	—	14,250
Net interest income (loss)
after provision for loan losses	42	19	—	61	261,710	(4,747)	—	257,024	—	257,024
Other income (expense):
Loan and guaranty servicing
revenue	110,952	—	—	110,952	—	—	—	110,952	—	110,952
Intersegment servicing
revenue	51,272	—	—	51,272	—	—	(51,272)	—	—	—
Tuition payment processing
and campus commerce revenue	—	50,904	—	50,904	—	—	—	50,904	—	50,904
Enrollment services revenue	—	—	101,688	101,688	—	—	—	101,688	—	101,688
Software services revenue	13,745	—	—	13,745	—	—	—	13,745	—	13,745
Other income	—	—	—	—	11,827	5,422	—	17,249	—	17,249
Gain on sale of loans and
debt repurchases	—	—	—	—	1,400	6,907	—	8,307	—	8,307
Derivative market value and
foreign currency adjustments	—	—	—	—	—	—	—	—	(29,585)	(29,585)
Derivative settlements, net	—	—	—	—	(6,805)	(612)	—	(7,417)	—	(7,417)
Total other income (expense)	175,969	50,904	101,688	328,561	6,422	11,717	(51,272)	295,428	(29,585)	265,843
Operating expenses:
Salaries and benefits	75,454	21,995	18,672	116,121	2,181	12,623	—	130,925	—	130,925
Cost to provide enrollment
services	—	—	68,804	68,804	—	—	—	68,804	—	68,804
Depreciation and
amortization	4,647	967	2,377	7,991	—	1,046	—	9,037	12,425	21,462
Restructure expense	—	—	—	—	—	—	—	—	—	—
Other	43,604	7,263	6,889	57,756	9,988	16,032	—	83,776	—	83,776
Intersegment expenses, net	3,720	3,377	2,560	9,657	52,059	(10,444)	(51,272)	—	—	—
Total operating expenses	127,425	33,602	99,302	260,329	64,228	19,257	(51,272)	292,542	12,425	304,967
Income (loss) before
income taxes and corporate overhead allocation	48,586	17,321	2,386	68,293	203,904	(12,287)	—	259,910	(42,010)	217,900
Corporate overhead allocation	(2,949)	(983)	(983)	(4,915)	(4,914)	9,829	—	—	—	—
Income (loss) before
income taxes	45,637	16,338	1,403	63,378	198,990	(2,458)	—	259,910	(42,010)	217,900
Income tax (expense) benefit	(17,340)	(6,208)	(533)	(24,081)	(75,616)	5,289	—	(94,408)	15,964	(78,444)
Net income (loss)	$28,297	10,130	870	39,297	123,374	2,831	—	165,502	(26,046)	139,456

	Nine months ended September 30, 2010
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee-Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Base Net Income	Adjustments to GAAP Results	GAAP Results of Operations
Total interest income	$43	24	—	67	450,715	5,439	(3,140)	453,081	—	453,081
Interest expense	—	—	—	—	164,063	17,422	(3,140)	178,345	—	178,345
Net interest income (loss)	43	24	—	67	286,652	(11,983)	—	274,736	—	274,736
Less provision for loan losses	—	—	—	—	16,700	—	—	16,700	—	16,700
Net interest income (loss)
after provision for loan losses	43	24	—	67	269,952	(11,983)	—	258,036	—	258,036
Other income (expense):
Loan and guaranty servicing
revenue	106,764	—	—	106,764	—	(254)	—	106,510	—	106,510
Intersegment servicing
revenue	63,571	—	—	63,571	—	—	(63,571)	—	—	—
Tuition payment processing
and campus commerce revenue	—	44,704	—	44,704	—	—	—	44,704	—	44,704
Enrollment services revenue	—	—	105,113	105,113	—	—	—	105,113	—	105,113
Software services revenue	14,467	—	—	14,467	—	—	—	14,467	—	14,467
Other income	519	—	—	519	14,114	10,555	—	25,188	—	25,188
Gain on sale of loans and
debt repurchases	—	—	—	—	23,899	4,922	—	28,821	—	28,821
Derivative market value and
foreign currency adjustments	—	—	—	—	—	—	—	—	(35,931)	(35,931)
Derivative settlements, net	—	—	—	—	(7,931)	(455)	—	(8,386)	—	(8,386)
Total other income (expense)	185,321	44,704	105,113	335,138	30,082	14,768	(63,571)	316,417	(35,931)	280,486
Operating expenses:
Salaries and benefits	69,591	19,864	18,660	108,115	3,698	12,540	(1,662)	122,691	—	122,691
Litigation settlement	—	—	—	—	—	55,000	—	55,000	—	55,000
Cost to provide enrollment
services	—	—	69,845	69,845	—	—	—	69,845	—	69,845
Depreciation and
amortization	3,538	1,002	5,744	10,284	3	1,146	—	11,433	18,103	29,536
Restructure expense	6,040	—	—	6,040	—	(20)	—	6,020	—	6,020
Other	45,638	6,433	7,563	59,634	10,147	19,339	—	89,120	—	89,120
Intersegment expenses, net	4,158	2,626	1,775	8,559	63,011	(9,661)	(61,909)	—	—	—
Total operating expenses	128,965	29,925	103,587	262,477	76,859	78,344	(63,571)	354,109	18,103	372,212
Income (loss) before
income taxes and corporate overhead allocation	56,399	14,803	1,526	72,728	223,175	(75,559)	—	220,344	(54,034)	166,310
Corporate overhead allocation	(4,349)	(1,450)	(1,450)	(7,249)	(7,247)	14,496	—	—	—	—
Income (loss) before
income taxes	52,050	13,353	76	65,479	215,928	(61,063)	—	220,344	(54,034)	166,310
Income tax (expense) benefit	(19,779)	(5,076)	(28)	(24,883)	(82,053)	24,040	—	(82,896)	20,533	(62,363)
Net income (loss)	$32,271	8,277	48	40,596	133,875	(37,023)	—	137,448	(33,501)	103,947

Additional information:
Net income (loss)	$32,271	8,277	48	40,596	133,875	(37,023)	—	137,448
Plus: Litigation settlement (a)	—	—	—	—	—	55,000	—	55,000
Plus: Restructure expense (b)	6,040	—	—	6,040	—	(20)	—	6,020
Less: Net tax effect	(2,295)	—	—	(2,295)	—	(20,892)	—	(23,187)
Net income (loss), excluding
litigation settlement and restructure expense	$36,016	8,277	48	44,341	133,875	(2,935)	—	175,281

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

	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Asset Generation and Management	Corporate Activity and Overhead	Total

	Three months ended September 30, 2011
Derivative market value and
foreign currency adjustments	$—	—	—	(6,677)	20,565	13,888
Amortization of intangible assets	2,099	1,513	878	—	—	4,490
Net tax effect (a)	(798)	(575)	(334)	2,537	(7,814)	(6,984)
Total adjustments to GAAP	$1,301	938	544	(4,140)	12,751	11,394

	Three months ended September 30, 2010
Derivative market value and
foreign currency adjustments	$—	—	—	24,966	7,839	32,805
Amortization of intangible assets	2,112	1,120	2,123	—	—	5,355
Net tax effect (a)	(803)	(426)	(807)	(9,487)	(2,978)	(14,501)
Total adjustments to GAAP	$1,309	694	1,316	15,479	4,861	23,659

	Nine months ended September 30, 2011
Derivative market value and
foreign currency adjustments	$—	—	—	6,443	23,142	29,585
Amortization of intangible assets	6,299	3,492	2,634	—	—	12,425
Net tax effect (a)	(2,394)	(1,327)	(1,001)	(2,448)	(8,794)	(15,964)
Total adjustments to GAAP	$3,905	2,165	1,633	3,995	14,348	26,046

	Nine months ended September 30, 2010
Derivative market value and
foreign currency adjustments	$—	—	—	20,955	14,976	35,931
Amortization of intangible assets	6,462	4,636	7,005	—	—	18,103
Net tax effect (a)	(2,456)	(1,763)	(2,665)	(7,963)	(5,686)	(20,533)
Total adjustments to GAAP	$4,006	2,873	4,340	12,992	9,290	33,501

(a)	Income taxes are applied based on 38% for the individual operating segments.

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

“Base net income” excludes the foreign currency transaction gains or losses caused by the re-measurement of the Company’s Euro-denominated bonds to U.S. dollars.  In connection with the issuance of the Euro-denominated bonds, the Company has entered into cross-currency interest rate swaps.  Under the terms of these agreements, the principal payments on the Euro-denominated notes will effectively be paid at the exchange rate in effect between the U.S. dollar and Euro at the issuance date of the bonds.  The cross-currency interest rate swaps also convert the floating rate paid on the Euro-denominated bonds (EURIBOR index) to an indice based on LIBOR. Included in “base net income” are the economic effects of any cash paid or received being recognized as an expense or revenue upon actual settlements of the cross-currency interest rate swaps. These settlements are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the Company’s consolidated statements of income.  However, the gains or losses caused by the re-measurement of the Euro-denominated bonds to U.S. dollars and the change in market value of the cross-currency interest rate swaps are excluded from “base net income” as the Company believes the point-in-time estimates of value that are subject to currency rate fluctuations related to these financial instruments make it difficult to evaluate the ongoing results of operations against the Company’s business plan and affect the period-to-period comparability of the results of operations.  The re-measurement of the Euro-denominated bonds generally correlates with the change in fair value of the cross-currency interest rate swaps.  However, the Company will experience unrealized gains or losses related to the cross-currency interest rate swaps if the two underlying indices (and related forward curve) do not move in parallel.

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

Amortization of intangible assets:  “Base net income” excludes the amortization of acquired intangibles, which arises primarily from the acquisition of definite life intangible assets in connection with the Company’s business and asset acquisitions, since the Company feels that such charges do not drive the Company’s operating performance on a long-term basis and can affect the period-to-period comparability of the results of operations.

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

In addition, the Company offers a hosted servicing software solution that can be used by third parties to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans.  Currently, including a contract with an incumbent Direct Loan Program service provider, the Company has agreements with third parties to add more than 12 million borrowers to its hosted servicing software solution. The Company does not provide servicing of loans as part of these agreements. In October 2011, the Company began hosting student loan servicing volume on its servicing software platforms. As of October 31, 2011, more than 9.5 million borrowers were hosted on these platforms. The Company will begin to recognize this additional software services revenue in the fourth quarter of 2011.

Direct Loan Servicing Contract

In June 2009, the Company was one of four private sector companies awarded a student loan servicing contract by the Department to provide additional servicing capacity for loans owned by the Department. These loans include Direct Loan Program loans and FFEL Program loans purchased by the Department under the authority granted in the ECASLA legislation. The Company earns a monthly fee from the Department for each unique borrower that has loans owned by the Department that are serviced by the Company. In September 2009, the Department began assigning FFELP purchased loans to the four servicers. Beginning with the second year of servicing, the Department began allocating new loan volume among the four servicers based on five performance metrics.

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

Based on the second year of survey results, the Company will be allocated 16% of the new loan volume originated by the Department for the period from August 15, 2011 through August 14, 2012 (the third year of the servicing contract). The Department projected an estimated 4.1 million new borrowers in total during the third year of this contract that would be allocated to the four servicers. The Company is focused on improving survey results to increase this allocation in future periods and has and will continue to incur additional operating expenses in support of these initiatives.

The servicing contract with the Department spans five years (through June 2014), with one five-year renewal at the option of the Department. Servicing loans under this contract will increase revenue earned by this segment.  However, as the federally-owned student loan portfolio becomes a larger portion of the Company's total student loan servicing portfolio, operating margins are expected to be lower than historical levels achieved.

Segment Summary of Results

The results for the three and nine months ended September 30, 2011 compared to the same periods in 2010 include:

•	A decrease in FFELP servicing revenue due to the loss of servicing volume from third party customers.

•	An increase in government servicing revenue due to increased volume from the Department.

•	Excluding rehabilitation collections, a decrease in guaranty servicing revenue due to the amortization of the guaranty servicing portfolio.

•	A decrease in operating margin due to the government servicing portfolio growing as a percentage of the Company's total servicing portfolio.

•	An increase in operating expenses due to incurring additional costs related to the government servicing contract and the hosted servicing software product.

Student Loan Servicing Volumes (dollars in millions)

Company Owned	$23,139	$24,378	$26,351	$26,183	$23,727	$23,249	$22,757	$22,503
% of Total	61.6%	56.7%	55.3%	47.0%	38.6%	34.2%	33.0%	30.2%

Number of borrowers:
Government Servicing:	441,913	1,055,896	1,530,308	2,510,630	2,804,502	2,814,142	2,666,183	2,966,706

FFELP servicing:	2,311,558	2,327,016	2,329,150	2,227,288	1,912,748	1,870,538	1,837,272	1,812,582

Total:	2,753,471	3,382,912	3,859,458	4,737,918	4,717,250	4,684,680	4,503,455	4,779,288

Three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Net interest income	$15	13	2	15.4%	$42	43	(1)	(2.3)%
Loan and guaranty servicing
revenue	37,927	33,464	4,463	13.3	110,952	106,764	4,188	3.9
Intersegment servicing revenue	16,622	20,022	(3,400)	(17.0)	51,272	63,571	(12,299)	(19.3)
Software services revenue	4,622	4,624	(2)	—	13,745	14,467	(722)	(5.0)
Other income	—	—	—	—	—	519	(519)	(100.0)
Total other income	59,171	58,110	1,061	1.8	175,969	185,321	(9,352)	(5.0)
Salaries and benefits	25,335	22,682	2,653	11.7	75,454	69,591	5,863	8.4
Depreciation and amortization	2,005	1,362	643	47.2	4,647	3,538	1,109	31.3
Restructure expense	—	4,751	(4,751)	(100.0)	—	6,040	(6,040)	(100.0)
Other expenses	14,420	12,470	1,950	15.6	43,604	45,638	(2,034)	(4.5)
Intersegment expenses, net	1,291	1,166	125	10.7	3,720	4,158	(438)	(10.5)
Total operating expenses	43,051	42,431	620	1.5	127,425	128,965	(1,540)	(1.2)
"Base net income" before
income taxes and corporate overhead allocation	16,135	15,692	443	2.8	48,586	56,399	(7,813)	(13.9)
Corporate overhead allocation	(963)	(1,676)	713	(42.5)	(2,949)	(4,349)	1,400	(32.2)
"Base net income" before
income taxes	15,172	14,016	1,156	8.2	45,637	52,050	(6,413)	(12.3)
Income tax expense	(5,765)	(5,326)	(439)	8.2	(17,340)	(19,779)	2,439	(12.3)
"Base net income"	$9,407	8,690	717	8.3%	$28,297	32,271	(3,974)	(12.3)%

Additional information:
"Base net income"	$9,407	8,690	717	8.3%	$28,297	32,271	(3,974)	(12.3)%
Restructure expense	—	4,751	(4,751)	(100.0)	—	6,040	(6,040)	(100.0)
Net tax effect	—	(1,805)	1,805	(100.0)	—	(2,295)	2,295	(100.0)
"Base net income," excluding
restructure expense	$9,407	11,636	(2,229)	(19.2)%	$28,297	36,016	(7,719)	(21.4)%

Before Tax Operating Margin,
excluding restructure expense	25.6%	32.3%			25.9%	31.4%

Loan and guaranty servicing revenue.

	Three months ended September 30,
	2011			2010
	Origination revenue	Servicing revenue	Total revenue	Origination revenue	Servicing revenue	Total revenue
FFELP servicing (a)	$—	6,712	6,712	—	9,492	9,492
Private servicing	729	2,096	2,825	742	1,921	2,663
Government servicing (b)	—	12,816	12,816	—	8,689	8,689
Guaranty servicing (c)	—	15,574	15,574	12	12,608	12,620
Loan and guaranty servicing
revenue	$729	37,198	37,927	754	32,710	33,464

(a)
FFELP servicing revenue decreased in 2011 compared to 2010 due to the loss of servicing volume from third party customers as a result of these customers selling their portfolios to the Company and/or the Department under the Purchase Program.

(b)	Government servicing revenue increased during 2011 compared to 2010 due to an increase in volume from the Department.

(c)
Guaranty servicing revenue increased in 2011 compared to 2010 due to an increase in revenue earned from rehabilitation collections on defaulted loan assets.  For the three months ended September 30, 2011, the Company earned $8.6 million in revenue from rehabilitation collections compared to $5.3 million for the same period in 2010. Excluding the rehabilitation collection revenue, revenue from guaranty servicing decreased $0.3 million.

	Nine months ended September 30,
	2011			2010
	Origination revenue	Servicing revenue	Total revenue	Origination revenue	Servicing revenue	Total revenue
FFELP servicing (a)	$—	20,450	20,450	254	30,712	30,966
Private servicing	1,213	6,374	7,587	1,046	5,776	6,822
Government servicing (b)	—	37,018	37,018	—	18,376	18,376
Guaranty servicing (c)	—	45,897	45,897	131	50,469	50,600
Loan and guaranty servicing revenue	$1,213	109,739	110,952	1,431	105,333	106,764

(a)
FFELP servicing revenue decreased in 2011 compared to 2010 due to the loss of servicing volume from third party customers as a result of these customers selling their portfolios to the Company and/or the Department under the Purchase Program.

(b)	Government servicing revenue increased in 2011 compared to 2010 due an increase in volume from the Department.

(c)
Guaranty servicing revenue decreased in 2011 compared to 2010 due to a reduction in revenue earned from rehabilitation collections on defaulted loan assets and the amortization of the guaranty servicing portfolio.  For the nine months ended September 30, 2011, the Company earned $24.2 million in revenue from rehabilitation collections compared to $27.6 million for the same period in 2010.  Excluding the rehabilitation collection revenue, revenue from guaranty servicing decreased $1.2 million for the nine months ended September 30, 2011 compared to the same period in 2010 due to the amortization of the guaranty servicing portfolio.

Intersegment servicing revenue. Intersegment servicing revenue includes servicing revenue earned for the Student Loan and Guaranty Servicing operating segment as a result of servicing loans for the Asset Generation and Management operating segment.  This revenue decreased as a result of the Company no longer originating FFELP loans and the amortization of the Company’s FFELP portfolio.

Operating expenses.  Excluding restructure expense and collection costs related to loan rehabilitation revenue, operating expenses increased $4.1 million (11.7%) and $8.7 million (8.2%) for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010.  These increases were due to incurring additional costs related to:

•	Supporting the increase in government servicing volume

•	Supporting initiatives to improve performance metrics under the government servicing contract

•	Preparing for the additional volume that was added th the Company's servicing platforms in October 2011 related to the hosted servicing software solution

The Company expects continued compression of operating margin in this operating segment as a result of the government servicing portfolio growing as a percentage of the Company’s total servicing portfolio.

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

This segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Tuition management revenue is recognized over the course of the academic term, but the peak operational activities take place in summer and early fall. Revenue associated with providing electronic commerce subscription services is recognized over the service period with the highest revenue months being July through September and December and January.  The Company’s operating expenses do not follow the seasonality of the revenues. This is primarily due to generally fixed year-round personnel costs and seasonal marketing costs. For example, generally revenue and pre-tax operating margin are higher in the first and third quarters and lower in the second and fourth quarters.

Segment Summary of Results

The results for the three and nine months ended September 30, 2011 compared to the same periods in 2010 include:

•	An increase in revenue as a result of an increase in the number of managed tuition payment plans and campus commerce customers.

•	An improved operating margin, which includes strong revenue growth while still incurring expenses related to continued investments in new products and services.

Three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Net interest income	$11	12	(1)	(8.3)%	$19	24	(5)	(20.8)%
Tuition payment processing and
campus commerce revenue	16,774	14,527	2,247	15.5	50,904	44,704	6,200	13.9
Salaries and benefits	7,594	6,652	942	14.2	21,995	19,864	2,131	10.7
Depreciation and amortization	286	330	(44)	(13.3)	967	1,002	(35)	(3.5)
Other expenses	2,302	2,053	249	12.1	7,263	6,433	830	12.9
Intersegment expenses, net	1,166	973	193	19.8	3,377	2,626	751	28.6
Total operating expenses	11,348	10,008	1,340	13.4	33,602	29,925	3,677	12.3

"Base net income" before
income taxes and corporate overhead allocation	5,437	4,531	906	20.0	17,321	14,803	2,518	17.0

Corporate overhead allocation	(321)	(559)	238	(42.6)	(983)	(1,450)	467	(32.2)
"Base net income" before
income taxes	5,116	3,972	1,144	28.8	16,338	13,353	2,985	22.4

Income tax expense	(1,944)	(1,510)	(434)	28.7	(6,208)	(5,076)	(1,132)	22.3

"Base net income"	$3,172	2,462	710	28.8%	$10,130	8,277	1,853	22.4%

Before Tax Operating Margin	30.5%	27.3%			32.1%	29.9%

Tuition payment processing and campus commerce revenue. Tuition payment processing and campus commerce revenue increased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce customers.

Operating expenses. Operating expenses increased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 as a result of incurring additional costs to support the increase in the number of managed tuition payment plans and campus commerce customers.  In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings.  These investments increased operating expenses in 2011 compared to 2010.

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students (interactive and list marketing services) and helping students plan and prepare for life after high school (publishing services and resource centers). Interactive marketing products and services include agency of record services, qualified inquiry generation, pay per click, and other marketing management, along with call center solutions. The majority of interactive marketing revenue is derived from fees which are earned through the delivery of qualified inquiries or clicks provided to colleges and universities. List marketing services include providing lists to help higher education institutions and businesses reach the middle school, high school, college bound high school, college, and young adult market places. Publishing services include test preparation study guides, school directories and databases, and career exploration guides.  Resource centers include online courses, scholarship search and selection data, career planning, and on-line information about colleges and universities.

Certain provisions in new regulations issued by the Department under the Higher Education Act that became effective July 1, 2011 could have an impact on the Company's Enrollment Services operating segment, in connection with services it provides to for-profit schools.  The Higher Education Act provides that to be eligible to participate in Federal student financial aid programs, educational institutions, including for-profit schools, must enter into a program participation agreement with the Department. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing any commission, bonus, or other incentive payment to any individual or entity engaged in recruiting or admission activities, based on their success in securing enrollments. Previous regulations included a number of activities or “safe harbors,” that did not constitute prohibited incentive compensation. One of those safe harbors permitted an institution to provide incentive compensation for internet-based recruitment and admission activities. The Department of Education's newly issued regulations repeal all existing safe harbors regarding incentive compensation in recruiting, though exempting “click”-based payments to third parties who provide internet generated student contact information. The new regulations also create liability for misrepresentation in advertisements, offers, and communications presented to prospective students, with associated penalties for noncompliance with these standards.

In addition, the same regulations impose strict liability on educational institutions for misrepresentations made by entities, like the Company, who contract with the institutions to provide marketing services. As a result, the Company's school customers have demanded and the Company has agreed to be subject to increased limitations of liability in its contracts as well as indemnification for actions by the Company's third-party publishers.

In addition, the Department recently issued new regulations regarding the provision of Title IV of the Higher Education Act that for-profit schools can be eligible to participate in Title IV student financial aid programs only with respect to educational programs that lead to “gainful employment” in a recognized occupation. These regulations, most of which became effective July 1, 2011, require for-profit schools to provide prospective students with each eligible program's recognized occupations, cost, completion rate, job placement rate, and median loan debt of program completers, and provide that Title IV funds may not be available to students enrolled in educational programs offered by for-profit schools if those programs do not meet certain debt-to-income ratios and loan repayment metrics to be measured beginning July 1, 2012.

Approximately 95% of interactive marketing revenue included in this segment is generated from for-profit schools. The regulations discussed above may subject the Company to greater risk of liability and may increase the Company's costs of compliance with these regulations or limit the Company's ability to serve for-profit schools. In addition, these regulations could negatively impact enrollment at for-profit schools, which could adversely affect interactive marketing revenue.

Segment Summary of Results

The results for the three and nine months ended September 30, 2011 compared to the same periods in 2010 include a decrease in revenue and operating margin due to the effects from current regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

Three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Enrollment services revenue	$35,505	36,439	(934)	(2.6)%	$101,688	105,113	(3,425)	(3.3)%
Salaries and benefits	6,484	6,142	342	5.6	18,672	18,660	12	0.1
Cost to provide enrollment
services	23,825	23,709	116	0.5	68,804	69,845	(1,041)	(1.5)
Depreciation and amortization	784	1,624	(840)	(51.7)	2,377	5,744	(3,367)	(58.6)
Other expenses	2,129	2,556	(427)	(16.7)	6,889	7,563	(674)	(8.9)
Intersegment expenses, net	783	701	82	11.7	2,560	1,775	785	44.2
Total operating expenses	34,005	34,732	(727)	(2.1)	99,302	103,587	(4,285)	(4.1)
"Base net income" before
income taxes and corporate overhead allocation	1,500	1,707	(207)	(12.1)	2,386	1,526	860	56.4
Corporate overhead allocation	(321)	(559)	238	(42.6)	(983)	(1,450)	467	(32.2)

"Base net income" before
income taxes	1,179	1,148	31	2.7	1,403	76	1,327	1,746.1
Income tax (expense) benefit	(448)	(436)	(12)	2.8	(533)	(28)	(505)	1,803.6

"Base net income"	$731	712	19	2.7%	$870	48	822	1,712.5%
Before Tax Operating Margin	3.3%	3.2%			1.4%	0.1%
Before Tax Operating Margin (a)	5.2%	7.1%			3.4%	5.0%

(a) Excludes student list cost amortization expense.

 Enrollment services revenue, cost to provide enrollment services, and gross profit

	Three months ended September 30, 2011
	Interactive marketing (a)	Publishing services (b)	Subtotal	Resource centers and list marketing	Total
Enrollment services revenue	$29,893	3,039	32,932	2,573	35,505
Cost to provide enrollment services	22,950	875	23,825
Gross profit	$6,943	2,164	9,107
Gross profit %	23.2%	71.2%	27.7%

	Three months ended September 30, 2010
	Interactive marketing (a)	Publishing services (b)	Subtotal	Resource centers and list marketing	Total
Enrollment services revenue	$30,135	3,617	33,752	2,687	36,439
Cost to provide enrollment services	22,827	882	23,709
Gross profit	$7,308	2,735	10,043
Gross profit %	24.3%	75.6%	29.8%

	Nine months ended September 30, 2011
	Interactive marketing (a)	Publishing services (b)	Subtotal	Resource centers and list marketing	Total
Enrollment services revenue	$86,313	6,625	92,938	8,750	101,688
Cost to provide enrollment services	67,024	1,780	68,804
Gross profit	$19,289	4,845	24,134
Gross profit %	22.3%	73.1%	26.0%

	Nine months ended September 30, 2010
	Interactive marketing (a)	Publishing services (b)	Subtotal	Resource centers and list marketing	Total
Enrollment services revenue	$88,409	7,803	96,212	8,901	105,113
Cost to provide enrollment services	67,464	2,381	69,845
Gross profit	$20,945	5,422	26,367
Gross profit %	23.7%	69.5%	27.4%

(a)
Interactive marketing revenue decreased $0.2 million (0.8%) and $2.1 million (2.4%) for the three and nine months ended September 30, 2011 compared to the same periods in 2010 as a result of a decrease in interactive marketing services volume. The gross profit margin for the three and nine months ended September 30, 2011 compared to the same periods in 2010 decreased as a result of more competitive pricing. Revenue and profit margin have been affected by the current regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

(b)
Publishing services revenue decreased $0.6 million (16.0%) and $1.2 million (15.1%) for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The decrease is due to competition related to online delivery of similar products and the timing of products sold. The gross profit margin for publishing and editing services decreased for the three months ended September 30, 2011 compared to the same period in 2010 as a result of the timing of when products were sold and increased for the nine months ended September 30, 2011 compared to the same period in 2010 as a result of a shift in the mix of products sold.

Depreciation and amortization.  Depreciation and amortization for the three months ended September 30, 2011 and 2010 includes $0.7 million and $1.4 million, respectively, and for the nine months ended September 30, 2011 and 2010 includes $2.0 million and $5.2 million, respectively, of amortization expense related to student list costs. In 2010, the Company accelerated the amortization of student list costs to better reflect the pattern in which the economic benefit of this asset is used to generate revenue.

Operating expenses.  Excluding the cost to provide enrollment services and student list cost amortization expense, operating expenses for the three and nine months ended September 30, 2011 and 2010 remained flat due to a reduction in facilities costs, offset by investment in new products and services to meet customer needs and expand service offerings.

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

Recent Legislation

As a result of legislation (the Reconciliation Act of 2010), effective July 1, 2010, all new federal loan originations are made through the Direct Loan Program and the Company no longer originates FFELP loans. This legislation does not alter or affect the terms and conditions of existing FFELP loans.

In addition, on October 25, 2011, The White House and the Department announced a short-term consolidation program to eligible student loan borrowers. The Department's program will allow student loan borrowers with at least one legacy FFELP loan and at least one federal student loan owned by the Department to convert those loans to Special Direct Consolidation Loans under the Federal Direct Loan Program. The Company currently owns approximately $3 billion of FFEL Program loans that the Company believes will be eligible for the new program. This program could reduce the Company's FFEL Program student loan portfolio and related net interest income. See Part II, Item 1A, "Risk Factors," for further information related to this program and the potential impact to the Company.

Segment Summary of Results

The results for the three and nine months ended September 30, 2011 compared to the same periods in 2010 include:

•	Continued recognition of significant fixed rate floor income due to historically low interest rates.

•	The purchase of $2.7 billion of FFELP student loans during the first nine months of 2011 from various third parties, including the $1.9 billion loan purchase described below.

•
The repurchase of $477.7 million of asset-backed securities resulting in a gain of $23.9 million in the first nine months of 2010. Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par are becoming more limited. During the first nine months of 2011, the Company repurchased $12.3 million of its asset-backed securities resulting in a gain of approximately $55,000.

Loan Purchase

On July 8, 2011, the Company purchased the residual interest in $1.9 billion of securitized federally insured consolidation loans. The Company acquired the ownership interest in GCO SLIMS Trust I giving the Company rights to the residual interest in GCO Education Loan Funding Trust-I (the "GCO Trust"). The GCO Trust includes federally insured consolidation loans funded to term with $1.9 billion of bonds and notes payable. The Company has consolidated these trusts on its consolidated balance sheet because management has determined the Company is the primary beneficiary of the trusts. Upon acquisition of the assets, the Company recorded the student loans and bonds and notes payable at fair value, resulting in the recognition of a student loan discount of $146 million and a bonds and notes payable discount of $167 million. These discounts will be accreted using the effective interest method over the lives of the underlying assets and liabilities. See note 2 in the accompanying consolidated financial statements included in this report for further details of this loan purchase.

Student Loan Portfolio

The tables below outline the components of the Company’s student loan portfolio:

	As of	As of
	September 30, 2011	December 31, 2010
	Held for investment	Held for investment	Held for sale (a)
Federally insured loans:
Stafford and other	$7,573,717	7,927,525	—
Consolidation	17,081,935	15,830,174	—
Total	24,655,652	23,757,699	—
Non-federally insured loans	29,061	26,370	84,987
	24,684,713	23,784,069	84,987
Unamortized loan discount/premiums and
deferred origination costs, net	2,674	207,571	—
Allowance for loan losses – federally insured loans	(35,190)	(32,908)	—
Allowance for loan losses – non-federally insured loans	(10,583)	(10,718)	—
	$24,641,614	23,948,014	84,987

Allowance for federally insured loans as a percentage of such loans	0.14%	0.14%

Allowance for non-federally insured loans as a percentage of such loans	36.42%	40.64%

(a)
On January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent.  As of December 31, 2010, the Company classified this portfolio as held-for-sale and the loans were carried at fair value.

Origination and Acquisition

The following table sets forth the activity of loans classified as “held for investment”:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance (loans held for investment)	$23,113,812	26,515,788	23,784,069	23,635,874

Loan originations	—	42,074	—	831,048
Loan acquisitions	1,999,333	82,540	2,682,420	3,244,227
Total originations and acquisitions	1,999,333	124,614	2,682,420	4,075,275
Repayments, claims, capitalized interest, participations, and other	(325,064)	(105,591)	(1,315,403)	(906,400)
Consolidation loans lost to external parties	(103,321)	(187,661)	(463,326)	(436,563)
Loans sold	(47)	(6,155)	(3,047)	(27,191)
Ending balance (loans held for investment)	$24,684,713	26,340,995	24,684,713	26,340,995

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$42,300	50,797	43,626	50,887
Provision for loan losses:
Federally insured loans	5,000	4,500	13,500	13,700
Non-federally insured loans	250	1,000	750	3,000
Total provision for loan losses	5,250	5,500	14,250	16,700
Charge-offs:
Federally insured loans	(3,978)	(4,510)	(13,418)	(13,549)
Non-federally insured loans	(1,175)	(1,933)	(3,395)	(5,696)
Total charge-offs	(5,153)	(6,443)	(16,813)	(19,245)

Recoveries - Non-federally insured loans	350	358	1,003	940
Purchases:
Federally insured loans	2,200	—	2,200	2,710
Non-federally insured loans	—	—	—	220
Transfer to/from repurchase obligation related to
loans sold/purchased, net	826	—	1,507	(2,000)
Balance at end of period	$45,773	50,212	45,773	50,212

Allocation of the allowance for loan losses:
Federally insured loans	$35,190	32,962	35,190	32,962
Non-federally insured loans	10,583	17,250	10,583	17,250
Total allowance for loan losses	$45,773	50,212	45,773	50,212

Repurchase Obligations

As of September 30, 2011, the Company had participated a cumulative amount of $117.1 million of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$20,689	12,600	12,600	10,600
Repurchase obligation transferred to/from the allowance
for loan losses related to loans purchased/sold, net	(826)	—	(1,507)	2,000
Repurchase obligation associated with loans sold (a)	—	—	6,270	—
Current period expense (b)	—	—	2,500	—
Ending balance	$19,863	12,600	19,863	12,600

(a)
As discussed previously, on January 13, 2011, the Company sold a portfolio of loans and retained all credit risk related to this portfolio. These loans were classified as held for sale as of December 31, 2010 and the loans were carried at fair value. Upon sale, the Company established a repurchase obligation associated with those loans that are estimated to become 60 days delinquent.

(b)
The current period expense is included in "other" under operating expenses in the accompanying consolidated statements of income. During the nine months ended September 30, 2011, the Company recorded an expense of $2.5 million related to its obligation to repurchase non-federally insured loans.

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s student loan delinquency amounts on loans held for investment.

	As of September 30, 2011		As of December 31, 2010
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment (a)	$4,358,786		$4,358,616
Loans in forbearance (b)	3,390,367		2,984,869
Loans in repayment status:
Loans current	14,555,949	86.1%	14,309,480	87.2%
Loans delinquent 31-60 days (c)	675,053	4.0	794,140	4.8
Loans delinquent 61-90 days (c)	366,831	2.2	306,853	1.9
Loans delinquent 91 days or greater (d)	1,308,666	7.7	1,003,741	6.1
Total loans in repayment	16,906,499	100.0%	16,414,214	100.0%
Total federally insured loans	$24,655,652		$23,757,699

Non-Federally Insured Loans:
Loans in-school/grace/deferment (a)	$2,944		$3,500
Loans in forbearance (b)	473		292
Loans in repayment status:
Loans current	19,209	74.9%	16,679	73.9%
Loans delinquent 31-60 days (c)	893	3.5	1,546	6.8
Loans delinquent 61-90 days (c)	1,344	5.2	1,163	5.2
Loans delinquent 91 days or greater	4,198	16.4	3,190	14.1
Total loans in repayment	25,644	100.0%	22,578	100.0%
Total non-federally insured loans	$29,061		$26,370

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

(d)
A portion of loans included in loans delinquent 91 days or greater include federally insured loans in claim status, which are loans that have gone into default and have been submitted to the guaranty agency.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets.

	Three months ended			Nine months ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Variable student loan yield, gross	2.57%	2.57%	2.63%	2.58%	2.64%
Consolidation rebate fees	(0.73)	(0.71)	(0.64)	(0.72)	(0.68)
Premium/discount and deferred origination
costs amortization/accretion (a)	(0.03)	(0.14)	(0.18)	(0.11)	(0.21)
Variable student loan yield, net	1.81	1.72	1.81	1.75	1.75
Student loan cost of funds - interest expense	(0.82)	(0.83)	(0.94)	(0.83)	(0.83)
Student loan cost of funds - bonds and
notes payable discount accretion (a)	(0.11)	—	—	(0.04)	—
Student loan cost of funds -
derivative settlements	0.06	0.05	0.03	0.05	0.02
Variable student loan spread	0.94	0.94	0.90	0.93	0.94
Fixed rate floor income, net of settlements
on derivatives	0.65	0.57	0.51	0.59	0.53
Core student loan spread	1.59%	1.51%	1.41%	1.52%	1.47%

Average balance of student loans	$24,794,416	23,298,870	26,548,957	23,891,512	25,520,327

Average balance of debt outstanding	24,979,332	23,510,072	26,636,184	24,118,465	25,661,594

(a)
As previously disclosed, on July 8, 2011, the Company purchased the residual interest in $1.9 billion of consolidation loans and recorded the loans and related debt at fair value resulting in the recognition of a significant student loan discount and bonds and notes payable discount. These discounts are being accreted using the effective interest method over the lives of the underlying assets/liabilities.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income, net of settlements on derivatives.  A summary of fixed rate floor income and its contribution to core student spread follows:

	Three months ended			Nine months ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Fixed rate floor income, gross	$44,080	39,146	38,263	121,126	112,731
Derivative settlements (a)	(3,482)	(6,345)	(4,040)	(16,045)	(12,183)
Fixed rate floor income, net	$40,598	32,801	34,223	105,081	100,548
Fixed rate floor income contribution
to spread, net	0.65%	0.57%	0.51%	0.59%	0.53%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

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

Three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Net interest income after
provision for loan losses	$92,772	89,950	2,822	3.1%	$261,710	269,952	(8,242)	(3.1)%
Other income	3,694	4,710	(1,016)	(21.6)	11,827	14,114	(2,287)	(16.2)
Gain on sale of loans and
debt repurchases	—	4,963	(4,963)	(100.0)	1,400	23,899	(22,499)	(94.1)
Derivative settlements, net	507	(2,131)	2,638	(123.8)	(6,805)	(7,931)	1,126	(14.2)
Total other income	4,201	7,542	(3,341)	(44.3)	6,422	30,082	(23,660)	(78.7)
Salaries and benefits	694	1,054	(360)	(34.2)	2,181	3,698	(1,517)	(41.0)
Other expenses	3,311	2,937	374	12.7	9,988	10,150	(162)	(1.6)
Intersegment expenses, net	16,865	20,295	(3,430)	(16.9)	52,059	63,011	(10,952)	(17.4)
Total operating expenses	20,870	24,286	(3,416)	(14.1)	64,228	76,859	(12,631)	(16.4)
"Base net income" before
income taxes and corporate overhead allocation	76,103	73,206	2,897	4.0	203,904	223,175	(19,271)	(8.6)
Corporate overhead allocation	(1,605)	(2,793)	1,188	(42.5)	(4,914)	(7,247)	2,333	(32.2)
"Base net income" before
income taxes	74,498	70,413	4,085	5.8	198,990	215,928	(16,938)	(7.8)
Income tax expense	(27,902)	(26,757)	(1,145)	4.3	(75,616)	(82,053)	6,437	(7.8)
"Base net income"	$46,596	43,656	2,940	6.7%	$123,374	133,875	(10,501)	(7.8)%

Net interest income after provision for loan losses (net of settlements on derivatives).

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Variable student loan interest,
net of settlements on derivatives (a)	$164,580	177,847	(13,267)	(7.5)%	$470,072	510,336	(40,264)	(7.9)%
Consolidation rebate fees (b)	(45,863)	(42,993)	(2,870)	6.7	(128,976)	(128,658)	(318)	0.2
Amortization/accretion of
loan premiums/discounts and deferred origination costs, net (c)	(1,854)	(11,921)	10,067	(84.4)	(19,736)	(40,550)	20,814	(51.3)
Interest on bonds and
notes payable (d)	(51,340)	(63,062)	11,722	(18.6)	(148,949)	(160,922)	11,973	(7.4)
Bonds and notes payable
discount accretion (e)	(6,953)	—	(6,953)	100.0	(6,953)	—	(6,953)	100.0
Variable student loan interest
margin, net of settlements on derivatives	58,570	59,871	(1,301)	(2.2)	165,458	180,206	(14,748)	(8.2)
Fixed rate floor income,
net of settlements on derivatives (f)	40,598	34,223	6,375	18.6	105,081	100,548	4,533	4.5
Investment interest	116	465	(349)	(75.1)	748	1,107	(359)	(32.4)
Intercompany interest	(755)	(1,240)	485	(39.1)	(2,132)	(3,140)	1,008	(32.1)
Provision for loan losses (g)	(5,250)	(5,500)	250	(4.5)	(14,250)	(16,700)	2,450	(14.7)
Net interest income after
provision for loan losses (net of settlements on derivatives (h))	$93,279	87,819	5,460	6.2%	$254,905	262,021	(7,116)	(2.7)%

(a)
Variable student loan interest, net of settlements on derivatives, decreased as a result of a decrease in the average student loan portfolio of $1.8 billion (6.6%) and $1.6 billion (6.4%) for the three and nine months ended September 30, 2011 compared to the same periods in 2010.  In addition, the yield earned on student loans, net of settlements on derivatives, decreased to 2.63% for the three and nine months ended September 30, 2011 from 2.66% compared to the same periods in 2010.

(b)
Consolidation rebate fees increased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 due to the purchase of the residual interest in $1.9 billion of consolidation loans in July 2011.

(c)
The amortization/accretion of loan premiums/discounts and deferred origination costs (net) decreased as a result of the purchase of loans at a discount during 2010 and 2011, which has reduced the net costs being amortized/accreted.

(d)
Interest expense decreased as a result of a decrease in average debt outstanding of $1.7 billion (6.2%) and $1.5 billion (6.0%) for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.  In addition, interest rates on the Company’s variable rate debt decreased, which decreased the Company’s cost of funds for the three and nine months ended September 30, 2011 compared to the same periods in 2010.

(e)
During July 2011, the Company recorded a discount on bonds and notes payable assumed as a result of the purchase of the residual interest on $1.9 billion of student loans and related debt. The bonds and notes payable discount is being accreted using the effective interest method over the lives of the bonds and notes payable.

(f)
Depending on the type of loan and when it was originated, the borrower rate on student loans is either fixed to term or is reset to an annual rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company may earn floor income for an extended period of time, which the Company refers to as fixed rate floor income.  A summary of fixed rate floor income follows.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fixed rate floor income, gross	$44,080	38,263	121,126	112,731
Derivative settlements (a)	(3,482)	(4,040)	(16,045)	(12,183)
Fixed rate floor income, net	$40,598	34,223	105,081	100,548

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during the three and nine months ended September 30, 2011 and 2010 are due to historically low interest rates.

(g)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses inherent in the Company's portfolio of loans.  The provision for loan losses recognized by the Company decreased during the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily due to a decrease in the non-federally insured loan provision due to a decrease in the dollar amount of the Company's student loan portfolio, including those loans in repayment.

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

Other income. The following table summarizes the components of “other income”.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Borrower late fee income	$2,995	3,133	9,807	9,370
Other	699	1,577	2,020	4,744
Other income	$3,694	4,710	11,827	14,114

Gain on sale of loans and debt repurchases.  A summary of gains from the sale of loans and debt repurchases follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Gain on sale of loans	$—	—	1,345	—
Gain on debt repurchases - asset-backed securities (a)	—	4,963	55	23,899
Gain on sale of loans and debt repurchases	$—	4,963	1,400	23,899

(a)
During the three and nine months ended September 30, 2011, the Company repurchased asset-backed securities of $11.7 million and $12.3 million, respectively.  During the three and nine months ended September 30, 2010, the Company repurchased asset-backed securities of $85.7 million and $477.7 million, respectively. Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par are becoming more limited

Salaries and benefits and other expenses.  During the nine months ended September 30, 2011, the Company recorded an other expense of $2.5 million related to its obligation to repurchase non-federally insured loans.  This expense was recorded due to management’s projected performance of the portfolio of loans subject to the repurchase obligation.  Excluding this expense, “salaries and benefits” and “other expenses” decreased for the three and nine months ended September 30, 2011 compared with the same periods in 2010 as a result of continued focus by the Company on managing costs and gaining efficiencies as well as a reduction in marketing costs due the elimination of new loan originations under the FFELP Program. The decrease was partially offset by an increase in fees paid to third parties for the servicing of the Company's student loan portfolio.

Intersegment expenses, net.  Intersegment expenses include fees paid to the Student Loan and Guaranty Servicing operating segment for the servicing of the Company’s student loan portfolio.  These fees decreased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 as a result of the Company no longer originating FFELP loans and the amortization of the Company’s FFELP portfolio.

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

The Company has historically utilized operating cash flow, secured financing transactions (which include warehouse facilities, asset-backed securitizations, and liquidity programs offered by the Department), operating lines of credit, and other borrowing arrangements to fund its Asset Generation and Management operations and student loan acquisitions. In addition, the Company has used operating cash flow, borrowings on its unsecured line of credit, and unsecured debt offerings to fund corporate activities, business acquisitions, and repurchases of common stock.  The Company has also used its common stock to partially fund certain business acquisitions. The Company currently has a universal shelf registration statement with the SEC which allows the Company to sell up to $825.0 million of securities that may consist of common stock, preferred stock, unsecured debt securities, warrants, stock purchase contracts, and stock purchase units. The terms of any securities are established at the time of the offering. The universal shelf registration statement expires in December 2011, and the Company is currently evaluating whether to renew the universal shelf.

The following table summarizes the Company’s debt obligations as of September 30, 2011:

	Carrying amount	Interest rate range	Final maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$21,674,467	0.16% - 6.90%	11/25/15 - 7/27/48
FFELP warehouse facilities	719,668	0.22% - 0.45%	7/1/14
Department of Education Conduit	2,398,456	0.30%	5/8/14
Other borrowings	43,510	3.58% - 5.72%	11/14/11 - 3/1/22
	24,836,101
Unsecured Corporate Debt:
Unsecured line of credit	149,390	0.63%	5/8/12
Junior Subordinated Hybrid Securities	100,697	3.74%	9/15/61
	250,087
	$25,086,188

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

Liquidity Needs and Sources of Liquidity Available to Satisfy Unsecured Debt Obligations

Excluding the Junior Subordinated Hybrid Securities (which have a maturity in 2061), the Company has the following unsecured debt obligation:

Balance outstanding
as of September 30, 2011
Unsecured Corporate Debt:
Unsecured line of credit - due May 2012	$149,390

Sources of liquidity currently available to satisfy unsecured debt obligations

The following table details the Company’s sources of liquidity currently available:

As of September 30, 2011
Sources of primary liquidity:
Cash and cash equivalents	$92,094
Investments - trading securities	49,834
Unencumbered FFELP student loan assets	406
Unencumbered private student loan assets	19,873
Asset-backed security investments - Class B subordinated notes (a)	76,513
Asset-backed security investments (b)	72,649
Total sources of primary liquidity	$311,369

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

(b)
The Company has repurchased its own asset-backed securities (bonds and notes payable).  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, as of September 30, 2011, $72.6 million of these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.  The amount included in the table above is the par value of these notes and may not represent market value upon sale of the notes.

Cash generated from operations

In addition to current sources of liquidity, the Company plans to use cash generated from operations to satisfy its unsecured debt obligations.  The Company has historically generated positive cash flow from operations.  For the nine months ended September 30, 2011 and year ended December 31, 2010, the Company had net cash flow from operating activities of $211.9 million and $194.9 million, respectively.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The Company had the following debt obligations outstanding that are secured by student loan assets and related collateral.

	As of September 30, 2011
	Carrying amount	Final maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$21,674,467	11/25/15 - 7/27/48
FFELP warehouse facilities	719,668	7/1/14
Department of Education Conduit	2,398,456	5/8/14
Other borrowings	43,510	11/14/11 - 3/1/22
	$24,836,101

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

As of September 30, 2011, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.83 billion as detailed below.  The $1.83 billion includes approximately $330 million (as of September 30, 2011) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances on the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans currently funded in asset-backed securitizations.  As of September 30, 2011, the Company had $21.5 billion of loans included in asset-backed securitizations, which represented 87 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department of Education’s Conduit Program and other warehouse facilities or loans originated and/or acquired subsequent to September 30, 2011.

(a)	The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the percentage of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity and default rates.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securities transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $370 million to $430 million.

On October 25, 2011, The White House and the Department announced a short-term consolidation program to eligible student loan borrowers. The Department's program will allow student loan borrowers with at least one legacy FFELP loan and at least one federal student loan owned by the Department to convert those loans to Special Direct Consolidation Loans under the Federal Direct Loan Program. The Company currently owns approximately $3 billion of FFEL Program loans that the Company believes will be eligible for the new program, of which approximately $2 billion are permanently funded in asset-backed securitizations, and the forecased cash flows from these loans are included in the table above. This program could increase the prepayments on the loans eligible for this program and decrease the forecasted cash flows. See Part II, Item 1A, "Risk Factors," for further information related to this program and the potential impact to the Company.

Interest rates:  The Company funds the majority of its student loans with three-month LIBOR ("LIBOR") indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets are indexed primarily to a commercial paper rate ("CP").  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes LIBOR will exceed CP by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between CP and LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $80 million to $120 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of September 30, 2011, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a liability of $25.8 million. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

On July 14, 2011, the Company renewed the liquidity agreement on its existing FFELP warehouse facility (the "NFSLW-I Warehouse") and entered into an additional FFELP warehouse facility (the "NHELP-I Warehouse").

The Company's NFSLW-I Warehouse facility has a maximum financing amount of $500.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which expires on April 1, 2012. The final maturity date of the facility is July 1, 2014. In the event the Company is unable to renew the liquidity provisions by April 1, 2012, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by July 1, 2014.

The NFSLW-I Warehouse facility provides for formula based advance rates depending on FFELP loan type, up to a maximum of 85 percent to 98 percent of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 84.5 to 90 percent based on loan type. As of September 30, 2011, $362.1 million was outstanding under the NFSLW-I Warehouse facility, $137.9 million was available for future use, and $30.9 million was advanced as equity support.

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

The NHELP-I Warehouse facility provides for formula based advance rates depending on FFELP loan type, up to a maximum of 93 percent to 95 percent of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 85 to 90 percent based on loan type. As of September 30, 2011, $357.6 million was outstanding under the NHELP-I Warehouse facility, $142.4 million was available for future use, and $18.5 million was advanced as equity support.

The FFELP warehouse facilities contain financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities.

Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, use operating cash, rely on sale of assets, or transfer collateral to satisfy any remaining obligations.

Department of Education Conduit

In May 2009, the Department implemented a program under which it finances eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the "Conduit Program").  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances were contributed by the Company. The Conduit Program expires on May 8, 2014. The Student Loan Short-Term Notes ("Student Loan Notes") issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral for the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans. As of September 30, 2011, the Company had $2.4 billion borrowed under the facility and $85.1 million advanced as equity support in the facility. Effective July 1, 2010, no additional loans could be funded using the Conduit Program.

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

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the "FFELP Participation Agreement"). As of September 30, 2011, $505.1 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Asset-backed securities transactions

Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market.  Asset-backed securities transactions would be used to refinance student loans included in the FFELP warehouse facilities, the Department of Education Conduit facility, and/or existing asset-backed security transactions.  The FFELP warehouse facilities and Department Conduit facility have advance rates that are less than par.  As of September 30, 2011, the Company had approximately $49.5 million advanced in the FFELP warehouse facilities and approximately $85.1 million advanced in the Department Conduit facility.  Depending on the terms of asset-backed security transactions, refinancing loans included in these facilities could produce positive cash flow to the Company by reducing required advance rates and are contemplated by management when making student loan financing decisions.

During the first quarter of 2011, the Company completed an asset-backed securities transaction totaling $384.4 million.  Notes issued in this asset-backed securities transaction carry interest rates based on a spread to LIBOR.  The Company used the proceeds from the sale of these notes to purchase principal and interest on student loans, including loans which were previously financed in the NFSLW-I Warehouse facility.

Although the Company has recently demonstrated its ability to access the asset-backed securities market and expects asset-backed securities transactions to remain a primary source of funding over the long term, the Company also expects its transaction volumes to be more limited and pricing less favorable than prior to the credit market dislocation that began in August 2007, with significantly reduced opportunities to place subordinated tranches of asset-backed securities with investors. At present, the Company is unable to predict when market conditions will allow for more regular, reliable, and cost-effective access to the term asset-backed securities market.  On August 5, 2011, Standard & Poor's downgraded its long-term sovereign credit rating on the United States of America one level from AAA to AA+.  For a discussion of the potential impact that this action could have on the asset-backed securities markets and overall liquidity, see Part II, Item 1A, "Risk Factors," included in this report.

Description of Other Debt Facilities

Unsecured Line of Credit

The Company has a $750.0 million unsecured line of credit that terminates on May 8, 2012. As of September 30, 2011, there was $149.4 million outstanding on this line. Upon termination in 2012, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.  The lending commitment under the Company’s unsecured line of credit is provided by a total of thirteen banks, with no individual bank representing more than 11% of the total lending commitment. The bank lending group includes Lehman Brothers Bank, a subsidiary of Lehman Brothers Holdings Inc., which represents approximately 7% of the lending commitment under the line of credit. In September 2008, Lehman Brothers Holdings Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company does not expect Lehman to fund future borrowing requests. As of September 30, 2011, excluding Lehman’s lending commitment, the Company had $558.6 million available for future use under its unsecured line of credit.

The line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement. The covenants include maintaining:

•	A minimum consolidated net worth

•	A minimum adjusted EBITDA to corporate debt interest (over the last four rolling quarters)

•	A limitation on subsidiary indebtedness

•	A limitation on the percentage of non-federally insured loans in the Company’s portfolio

As of September 30, 2011, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

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

Junior Subordinated Hybrid Securities

In September 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities ("Hybrid Securities"). The Hybrid Securities are unsecured obligations of the Company. The interest rate on the Hybrid Securities from the date they were issued through the optional redemption date, September 28, 2011, was 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the "scheduled maturity date," the interest rate on the Hybrid Securities is equal to three-month LIBOR plus 3.375%, payable quarterly, which was 3.74% at September 30, 2011. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that the Company has received proceeds from the sale of certain qualifying capital securities prior to such date (as defined in the Hybrid Securities’ prospectus). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the prospectus, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities. At the Company's option, the Hybrid Securities are redeemable in whole or in part, any time on or after September 29, 2011, at their principal amount plus accrued and unpaid interest, provided in the case of a redemption in part that the principal amount outstanding after such redemption is at least $50.0 million.

Debt Repurchases

Due to the Company’s improved cash position, the Company repurchased debt during the first three quarters of 2011. Gains recorded by the Company from the purchase of debt are included in "gain on the sale of loans and debt repurchases" on the Company’s consolidated statements of income. A summary of debt repurchases follows:

	Three months ended			Nine months ended
	September 30, 2011			September 30, 2011
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain
Unsecured debt - Junior Subordinated
Hybrid Securities	$—	—	—	62,558	55,651	6,907
Asset-backed securities	11,654	11,654	—	12,254	12,199	55
	$11,654	11,654	—	74,812	67,850	6,962

Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par value are becoming more limited.

Stock Repurchases

During 2006, the Company's Board of Directors authorized a stock repurchase program to repurchase shares of the Company's Class A common stock. As of November 8, 2011, approximately 1,570,000 shares may still be purchased under the program. The program has an expiration date of May 24, 2012. Certain share repurchases reflected in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Shares repurchased by the Company during 2011 are shown in the table below.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Three months ended March 31, 2011	14,465	$310	$21.44

Three months ended June 30, 2011	9,979	224	22.39

Three months ended September 30, 2011	1,097,441	20,596	18.77

Nine months ended September 30, 2011	1,121,885	21,130	18.83

October 1, 2011 - November 8, 2011	311,524	5,935	19.06

January 1, 2011 - November 8, 2011	1,433,409	$27,065	$18.88

Contractual Obligations

The Company’s contractual obligations were as follows:

	As of September 30, 2011
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Bonds and notes payable	$25,086	158	3,118	238	21,572
Operating lease obligations (a)	16,125	6,629	8,629	867	—
Total	$41,211	6,787	11,747	1,105	21,572

(a)
The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment.  Operating lease obligations are presented net of approximately $1.3 million in sublease arrangements.

As of September 30, 2011, the Company had a reserve of $13.3 million for uncertain income tax positions (including the federal benefit received from state positions).  This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

As of September 30, 2011, the Company had participated a cumulative amount of $117.1 million of non-federally insured loans to third parties.  Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent. In addition, on January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. As of September 30, 2011, the Company has $19.9 million accrued related to these repurchase obligations which is included in "other liabilities" in the Company’s consolidated balance sheet.  These obligations are not included in the above table.

During the first quarter of 2010, the Company purchased certain assets of a software company that constituted a business combination.  The initial consideration paid by the Company was $3.0 million in cash.  In addition to the initial purchase price, additional payments are to be made by the Company based on certain operating results as defined in the purchase agreement.  These contingent payments are payable in two additional annual installments due in March 2012 and March 2013 and in total are estimated by the Company, as of September 30, 2011, to be $3.5 million.  The contingent payments will be remeasured to fair value each reporting date until the contingency is resolved, with all changes in fair value being recognized in earnings. This obligation is not included in the above table.

Dividends

Dividends of $0.07, $0.10, and $0.10 per share on the Company’s Class A and Class B common stock were paid on March 15, 2011, June 15, 2011, and September 15, 2011 respectively, to all holders of record as of March 1, 2011, June 1, 2011, and September 1, 2011, respectively. In addition, a $0.10 per share dividend on the Company’s Class A and Class B common stock will be paid on December 15, 2011 to all holders of record as of December 1, 2011.

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

On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most "critical" — that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management has identified the following critical accounting policies that are discussed in more detail below: allowance for loan losses, revenue recognition, impairment assessments related to goodwill and intangible assets, income taxes, and accounting for derivatives.

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

In determining the appropriateness of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for loan losses. The Company places a non-federally insured loan on nonaccrual status when the collection of principal and interest is 30 days past due and charges off the loan and accrued interest when the collection of principal and interest is 120 days past due.

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

For a portion of its interactive marketing revenue, the Company has agreements with providers of online media or traffic ("Publishers") used in the generation of inquiries or clicks. The Company receives a fee from its customers and pays a fee to Publishers either on a cost per inquiry, cost per click, or cost per number of impressions basis. The Company is the primary obligor in the transaction. As a result, the fees paid by the Company’s customers are recognized as revenue and the fees paid to its Publishers are included in "cost to provide enrollment services" in the Company’s consolidated statements of income.

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

Derivative Accounting

The Company records derivative instruments at fair value on the balance sheet as either an asset or liability. The Company determines the fair value for its derivative contracts using either (i) pricing models that consider current market conditions and the contractual terms of the derivative contract or (ii) counterparty valuations. These factors include interest rates, time value, forward interest rate curve, and volatility factors, as well as foreign exchange rates. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting. Accordingly, changes in the fair value of derivative instruments are reported in current period earnings. Net settlements on derivatives are included in "derivative market value and foreign currency adjustments and derivative settlements, net" on the consolidated statements of income.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU amends FASB ASC Topic 310, Receivables, to clarify when a loan restructuring constitutes a troubled debt restructuring. Under the new guidance, student loans for which concessions are granted may now be considered troubled debt restructurings that were previously not. This guidance became effective July 1, 2011, applied retrospectively to January 1, 2011. During the third quarter of 2011, the Company completed its evaluation of this new guidance and determined that it has no impact on its student loan receivable portfolio.

In April 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other: Testing for Goodwill Impairment. This ASU amends FASB ASC Topic 350, Intangibles - Goodwill and Other, to simplify how an entity tests for goodwill impairment by allowing entities to first assess certain qualitative factors to determine whether the existence of certain events or circumstances would lead to a determination that it would be more likely than not that the fair value of a reporting unit is less than its carrying amount, instead of first performing a fair value analysis for each reporting unit. Entities that conclude, after assessing the totality of events and circumstances, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount are not required to perform the two-step impairment test. This guidance became effective on September 15, 2011 for annual and interim impairment tests for fiscal years beginning after December 15, 2011, and early adoption is permitted. As of the filing of this report, the Company is evaluating this guidance. The Company's next annual goodwill impairment review is November 30, 2011.

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

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of September 30, 2011		As of December 31, 2010
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$11,063,303	44.8%	$8,525,279	35.7%
Variable-rate loan assets	13,621,410	55.2	15,343,777	64.3
Total	$24,684,713	100.0%	$23,869,056	100.0%

Fixed-rate debt instruments	$29,884	0.1%	$163,255	0.7%
Variable-rate debt instruments	25,056,304	99.9	24,509,217	99.3
Total	$25,086,188	100.0%	$24,672,472	100.0%

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fixed rate floor income, gross	$44,080	38,263	121,126	112,731
Derivative settlements (a)	(3,482)	(4,040)	(16,045)	(12,183)
Fixed rate floor income, net	$40,598	34,223	105,081	100,548

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that are earning fixed rate floor income as of September 30, 2011:

	Borrower/	Estimated	Balance of
Fixed	lender	variable	assets earning fixed-rate
interest	weighted	conversion	floor income as of
rate range	average yield	rate (a)	September 30, 2011
< 3.0%	2.88%	0.24%	$1,748,492
3.0 - 3.49%	3.20%	0.56%	2,031,640
3.5 - 3.99%	3.65%	1.01%	1,993,143
4.0 - 4.49%	4.20%	1.56%	1,527,216
4.5 - 4.99%	4.72%	2.08%	866,947
5.0 - 5.49%	5.24%	2.60%	578,132
5.5 - 5.99%	5.67%	3.03%	351,143
6.0 - 6.49%	6.18%	3.54%	410,195
6.5 - 6.99%	6.70%	4.06%	365,508
7.0 - 7.49%	7.17%	4.53%	143,939
7.5 - 7.99%	7.70%	5.06%	241,515
8.0 - 8.99%	8.17%	5.53%	546,593
> 9.0%	9.04%	6.40%	258,840
			$11,063,303

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate.  As of September 30, 2011, the short-term interest rate was 20 basis points.

The following table summarizes the outstanding derivative instruments as of September 30, 2011 used by the Company to hedge loans earning fixed rate floor income.

	Notional	Weighted average fixed rate paid by the Company (a)
Maturity	amount
2013	$2,150,000	0.85%
2014	750,000	0.85
2015	100,000	2.26
2020	50,000	3.23
	$3,050,000	0.87%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

As of September 30, 2011, the Company had $2.9 billion of student loan assets that were eligible to earn variable-rate floor income.

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

The following table presents the Company’s FFELP student loan assets and related funding arranged by underlying indices as of September 30, 2011:

Index	Frequency of variable resets	Assets	Debt outstanding that funded student loan assets (a)
3 month H15 financial commercial paper (b)	Daily	$23,687,939	—
3 month Treasury bill (c)	Varies	967,713	—
3 month LIBOR (d)	Quarterly	—	20,023,771
1 month LIBOR	Monthly	—	680,121
Auction-rate or remarketing (e)	Varies	—	970,575
Asset-Backed commercial paper (f)	Varies	—	3,118,124
Other (g)		180,449	43,510
		$24,836,101	24,836,101

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of September 30, 2011:

Maturity	Notional amounts

2021	$250,000
2023	1,250,000
2024	250,000
2028	100,000
2039	150,000
2040	200,000

$2,200,000

(b)	The Company’s FFELP student loans earn interest based on the daily average H15 financial commercial paper indice calculated on a fiscal quarter.

(c)
The Company has used derivative instruments to hedge both the basis and repricing risk on certain student loans in which the Company earns interest based on a treasury bill rate that resets daily and are funded with debt indexed to primarily three-month LIBOR. To hedge these loans, the Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays a weekly treasury bill rate plus a spread as defined in the agreement. The following table summarizes these derivatives as of September 30, 2011:

Maturity	Notional amount

2011	$225,000

(d)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR indice to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(e)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”) or through a remarketing utilizing remarketing agents (“Variable Rate Demand Notes”). As of September 30, 2011, the Company is sponsor on $751.4 million of Auction Rate Securities and $219.2 million of Variable Rate Demand Notes.

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

As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents. Due to the failed auctions related to these securities, the Company could be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities.

Included in the $751.4 million of Auction Rate Securities on the Company's balance sheet as of September 30, 2011, is approximately $250 million of Auction Rate Securities assumed in the purchase of the residual interest of the GCO Trust. These Auction Rate Securities are also in a failed auction status.

For Variable Rate Demand Notes, the remarketing agents set the price, which is then offered to investors. If there are insufficient potential bid orders to purchase all of the notes offered for sale, the Company could be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities.

(f)
Asset-backed commercial paper consists of $719.7 million funded in the Company’s FFELP warehouse facilities and $2.4 billion funded through the Department’s Conduit Program.  Funding for the Conduit Program is provided by the capital markets at a cost based on market rates.

(g)	Assets include restricted cash and investments and other assets. Debt outstanding includes other debt obligations secured by student loan assets and related collateral.

Financial Statement Impact of Derivative Instruments

The Company recognizes changes in the fair value of derivative instruments currently in earnings unless specific hedge accounting criteria are met. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting; consequently, the change in fair value of these derivative instruments is included in the Company’s operating results. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. The change in fair value of the Company’s derivatives are included in “derivative market value and foreign currency adjustments and derivative settlements, net” in the Company’s consolidated statements of income and resulted in an expense of $87.3 million and $18.7 million for the three and nine months ended September 30, 2011, respectively, and income of $73.7 million and expense of $94.5 million for the three and nine months ended September 30, 2010, respectively.

The following summarizes the derivative settlements included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Settlements:
1:3 basis swaps	$321	893	902	974
T-Bill/LIBOR basis swaps	(69)	—	(263)	—
Interest rate swaps - floor income hedges	(3,482)	(4,040)	(16,045)	(12,183)
Interest rate swaps - hybrid debt hedges	(250)	(242)	(744)	(242)
Cross-currency interest rate swaps	3,745	1,025	8,625	3,243
Other	(8)	(222)	108	(178)
Total settlements - (expense) income	$257	(2,586)	(7,417)	(8,386)

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

	Three months ended September 30, 2011
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net
income before impact of derivative settlements	$(18,867)	(26.3)%	$(34,639)	(48.2)%	$(6,296)	(8.8)%	$(18,888)	(26.3)%
Impact of derivative
settlements	10,784	15.0	32,351	45.0	—	—	—	—
Increase (decrease) in net
income before taxes	$(8,083)	(11.3)%	$(2,288)	(3.2)%	$(6,296)	(8.8)%	$(18,888)	(26.3)%
Increase (decrease) in
basic and diluted earnings per share	$(0.10)		$(0.03)		$(0.08)		$(0.24)

	Three months ended September 30, 2010
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net
income before impact of derivative settlements	$(17,036)	(2,867.8)%	$(31,616)	(5,322.6)%	$(6,714)	(1,130.3)%	$(20,141)	(3,390.8)%
Impact of derivative
settlements	19,810	3,334.9	59,429	10,004.8	—	—	—	—
Increase (decrease) in net
income before taxes	$2,774	467.1%	$27,813	4,682.2%	$(6,714)	(1,130.3)%	$(20,141)	(3,390.8)%
Increase (decrease) in
basic and diluted earnings per share	$0.04		$0.35		$(0.09)		$(0.26)

	Nine months ended September 30, 2011
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net
income before impact of derivative settlements	$(50,845)	(23.3)%	$(91,147)	(41.8)%	$(18,039)	(8.3)%	$(54,118)	(24.8)%
Impact of derivative
settlements	43,052	19.8	129,156	59.3	—	—		—
Increase (decrease) in net
income before taxes	$(7,793)	(3.5)%	$38,009	17.5%	$(18,039)	(8.3)%	$(54,118)	(24.8)%
Increase (decrease) in
basic and diluted earnings per share	$(0.10)		$0.49		$(0.23)		$(0.70)

	Nine months ended September 30, 2010
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net
income before impact of derivative settlements	$(50,582)	(30.5)%	$(93,219)	(56.1)%	$(19,193)	(11.5)%	$(57,580)	(34.6)%
Impact of derivative
settlements	48,163	29.0	144,489	86.9	—	—	—	—
Increase (decrease) in net
income before taxes	$(2,419)	(1.5)%	$51,270	30.8%	$(19,193)	(11.5)%	$(57,580)	(34.6)%
Increase (decrease) in
basic and diluted earnings per share	$(0.03)		$0.65		$(0.24)		$(0.73)

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

The Company entered into cross-currency interest rate swaps in connection with the issuance of the Euro Notes. Under the terms of these derivative instrument agreements, the Company receives from a counterparty a spread to the EURIBOR indice based on notional amounts of €420.5 million and €352.7 million and pays a spread to the LIBOR indice based on notional amounts of $500.0 million and $450.0 million, respectively. In addition, under the terms of these agreements, all principal payments on the Euro Notes will effectively be paid at the exchange rate in effect between the U.S. dollar and Euro as of the issuance of the notes. The Company did not qualify these derivative instruments as hedges under accounting authoritative guidance; consequently, the change in fair value is included in the Company’s operating results.

The following table summarizes the financial statement impact as a result of the remeasurement of the Euro Notes and change in the fair value of the related derivative instruments. These amounts are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the Company’s consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Re-measurement of Euro Notes	$73,453	(106,468)	(10,902)	58,608
Change in fair value of cross currency interest rate swaps	(53,142)	107,531	28,125	(52,491)
Total impact to statements of income - income (expense)	$20,311	1,063	17,223	6,117

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Change in fair value of derivatives	$(87,341)	73,663	(18,683)	(94,539)
Foreign currency transaction adjustment (Euro Notes)	73,453	(106,468)	(10,902)	58,608
Derivative settlements, net	257	(2,586)	(7,417)	(8,386)
Derivative market value and foreign currency
adjustments and derivative settlements, net - (expense) income	$(13,631)	(35,391)	(37,002)	(44,317)

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under supervision and with the participation of certain members of the Company’s management, including the chief executive and chief financial officers, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to the Company's management, including the chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

On February 16, 2011, Peterson’s filed a motion to dismiss the complaint, which was denied by the District Court on April 15, 2011 shortly after a similar motion to dismiss that had been granted in an unrelated case involving alleged TCPA violations related to faxes was reversed by the U.S. Court of Appeals for the Third Circuit (the “Appeals Court”), which has jurisdiction over the District Court.  On April 29, 2011, Peterson’s filed an answer to the complaint, but also filed a motion for reconsideration of the motion to dismiss.  On May 17, 2011, the Appeals Court granted a petition for rehearing of the motion to dismiss in the unrelated TCPA fax case, and on May 31, 2011, Peterson’s filed a motion for stay pending the outcome of that rehearing.  On September 12, 2011, the motion for stay was granted, and the motion for reconsideration was denied by the District Court. On September 20, 2011, the named plaintiff filed a motion for reconsideration of the District Court's order, which is set for hearing on November 22, 2011.

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

Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the ultimate impact on the markets and our business, financial condition, liquidity, and results of operations are unpredictable and may not be immediately apparent.  However, such actions could materially adversely affect our liquidity, cash flows, and results of operations, increase our borrowing costs, limit our access to the capital markets, or trigger other implications under certain collateralized arrangements.  In particular, our cost of funds on new asset-backed securities and warehouse and conduit facilities collateralized with FFELP student loans could increase and we could be required to increase the amount of overcollateralization and equity support associated with newly issued FFELP asset-backed securities.   In addition, our ability to access and/or maintain existing FFELP warehouse and conduit facilities, and to efficiently sell or refinance loans previously funded through these vehicles, could be adversely affected.  For example, in the event that U.S. credit rating downgrades result in extended distressed market conditions such that we are unable to efficiently refinance loans funded through the Department's Conduit Program which expires on May 8, 2014, under which we have $2.4 billion borrowed as of September 30, 2011, the underlying FFELP loans may have to be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans.

Higher rates of prepayments of student loans, including consolidation by the Department through the Federal Direct Loan Program, would reduce our net interest income.

On October 25, 2011, The White House and the Department announced a short-term consolidation program to eligible student loan borrowers beginning in January 2012 and ending June 30, 2012.  The Department's program will allow student loan borrowers with at least one legacy FFELP loan and at least one federal student loan owned by the Department to convert those loans to Special Direct Consolidation Loans under the Federal Direct Loan Program. As an incentive to participate, borrowers are expected to receive an additional 0.25 percent interest rate reduction on their Special Direct Consolidation Loans.  We expect to market and promote this program to eligible borrowers starting in January 2012.  At this time, the costs and pricing for participating in the program are not known. If we participate in the program, we anticipate servicing these Special Direct Consolidation Loans for borrowers already serviced by us through our servicing contract with the Department.

In addition to servicing loans for the Department, we also own a portfolio of FFELP student loans of $24.7 billion and service $5.5 billion of FFELP student loans for third parties, both of which could be partially impacted by this program.  We believe that less than $3 billion of the $24.7 billion of FFELP loans that we currently own will be eligible for the new program, of which approximately $1 billion are not permanently funded in asset-backed securitizations. In addition, virtually none of the loans eligible for the program are subject to floor interest earnings. In addition, we believe that less than $700 million of the $5.5 billion of FFELP loans that we service for third parties will be eligible for the new program.  Our profits could be adversely impacted by a reduction in our FFELP student loan portfolio and third party servicing volume by reducing net interest income and servicing revenue, respectively.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the third quarter of 2011 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2011	2,839	$21.98	2,109	2,973,963
August 1 - August 31, 2011	419,965	18.79	419,965	2,553,998
September 1 - September 30, 2011	674,637	18.74	674,591	1,879,407
Total	1,097,441	$18.77	1,096,665

(1)
The total number of shares includes: (i) shares purchased pursuant to the stock repurchase program discussed in footnote (2) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock purchased pursuant to the stock repurchase program included 939 shares, 2,565 shares, and 91 shares in July, August, and September 2011, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 730 shares, 0 shares, and 46 shares in July, August, and September 2011, respectively.  Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

(2)
On May 25, 2006, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company’s Class A common stock. On February 9, 2007, the Company announced that its Board of Directors increased to ten million the total number of shares of Class A common stock authorized for repurchase under the program. The program currently has an expiration date of May 24, 2012. Certain share repurchases included in the table above were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

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

In addition, if any deferral period lasts longer than one year, the limitation on the Company’s ability to redeem or repurchase any of its securities that rank pari passu with or junior in interest to the Hybrid Securities will continue until the first anniversary of the date on which all deferred interest has been paid or canceled.

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

NELNET, INC.

Date:	November 8, 2011	By:	/s/ MICHAEL S. DUNLAP
		Name:	Michael S. Dunlap
		Title:	Chairman and Chief Executive Officer Principal Executive Officer

By:	/s/ TERRY J. HEIMES
Name:	Terry J. Heimes
Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer