Form 10-K
period 2011-12-31
NELNET INC
filed 2012-02-28
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
TITLE OF EACH CLASS: Class A Common Stock, Par Value $0.01 per Share
NAME OF EACH EXCHANGE ON WHICH REGISTERED: New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ]   Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the registrant’s Class A Common Stock on that date of $22.06 per share, was $600,914,599. For purposes of this calculation, the registrant’s directors, executive officers, and greater than 10 percent shareholders are deemed to be affiliates.
As of January 31, 2012, there were 35,638,834 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed for its 2012 Annual Meeting of Shareholders, scheduled to be held May 24, 2012, are incorporated by reference into Part III of this Form 10-K.

NELNET, INC.
FORM 10-K
TABLE OF CONTENTS
December 31, 2011

This report contains forward-looking statements and information that are based on management's current expectations as of the date of this document.  Statements that are not historical facts, including statements about the Company's plans and expectations for future financial condition, results of operations or economic performance, or that address management's plans and objectives for future operations, and statements that assume or are dependent upon future events, are forward-looking statements. The words “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “assume,” “forecast,” “will,” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements.

The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements.  These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this report, and include such risks and uncertainties as:

•
risks related to the Company's student loan portfolio, such as interest rate basis and repricing risk resulting from the fact that the interest rate characteristics of the Company's student loan assets do not match the interest rate characteristics of the funding for those assets, the risk of loss of floor income on certain student loans originated under the Federal Family Education Loan Program (the “FFEL Program” or “FFELP”) of the U.S. Department of Education (the “Department”), risks related to the use of derivatives to manage exposure to interest rate fluctuations, and potential losses from loan defaults, changes in prepayment rates, guaranty rates, loan floor rates, and credit spreads;

•
risks related to the Company's funding requirements, including the Company's ability to maintain credit facilities or obtain new facilities, the ability of lenders under the Company's credit facilities to fulfill their lending commitments under these facilities, the Company's ability to satisfy debt obligations secured by student loan assets and related collateral, and changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to purchase, refinance, or continue to carry education loans;

•
risks from changes in the student loan and educational credit and services marketplace resulting from the implementation of, or changes in, applicable laws, regulations, and government programs, including the discontinuance of private sector student loan originations under the FFEL Program effective July 1, 2010, and new regulations effective July 1, 2011 that could affect enrollment at for-profit schools, the uncertain nature of the potential impact of the Department's new loan consolidation initiative or similar consolidation programs, and the Company’s ability to maintain or increase volumes under its loan servicing contract with the Department to service federally-owned student loans and to comply with servicing agreements with third-party customers for the service of loans under the Federal Direct Loan and FFEL Programs;

•	risks from changes in the demand or preferences for educational financing and related services by educational institutions, students, and their families;

•	uncertainties inherent in forecasting future cash flows from student loan assets and related asset-backed securitizations;

•
risks associated with litigation, complex government regulations, changes in general economic conditions (which have recently led to higher rates of student loan defaults), changes in credit market conditions, and related party transactions; and

•	uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company's consolidated financial statements.

All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. Although the Company may from time to time voluntarily update or revise its prior forward-looking statements to reflect actual results or changes in the Company's expectations, the Company disclaims any commitment to do so except as required by securities laws.

PART I.
ITEM 1. BUSINESS

Overview

Nelnet, Inc. (the “Company”) is an education services company focused primarily on providing fee-based processing services and quality education-related products and services in four core areas: loan financing, loan servicing, payment processing, and enrollment services (education planning). These products and services help students and families plan, prepare, and pay for their education and make the administrative and financial processes more efficient for schools and financial organizations. In addition, the Company earns interest income on a portfolio of federally insured student loans. Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.

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

As a result of the Reconciliation Act of 2010, the Company no longer originates new FFELP loans. In addition, interest income on the Company's existing FFELP loan portfolio, as well as fee-based revenue from guarantee and third-party FFELP servicing and education loan software licensing and consulting fees related to the FFEL Program, will decline over time as the Company's and the Company's third-party lender clients' FFELP loan portfolios are paid down.

To reduce its reliance on interest income on student loans, the Company has significantly diversified and increased its fee-based education-related services.

Customers

The Company serves several different groups of customers, including:

•	Students and families

•	Colleges and universities, specifically financial aid, business, and admissions offices

•	Private, faith-based, and other K-12 schools

•	Lenders, servicers, and state agencies in education finance

•	Government entities

An increase in the size of the education market generally increases the demand for the Company's products and services. As shown in the chart below, total student enrollment is projected to continue to grow for many years. An increasing number of students are pursuing a higher education, often with the help of financial aid by the federal government, for whom the Company services loans. In addition, as the education market continues to grow, often with budget and funding concerns, schools at all levels have an increasing need to become more efficient, offer consistent and quality services, and recruit and retain students.

(1)	Source: Digest of Education Statistics 2010, National Center for Education Statistics, U.S. Department of Education, April 2011, NCES 2011-015

Operating Segments

The Company operates as four distinct operating segments with several different brands. The Company's operating segments offer a broad range of services designed to simplify education planning and financing for students and families and the administrative and financial processes for schools and financial institutions. The Company's operating segments are:

•	Student Loan and Guaranty Servicing

•	Referred to as Nelnet Diversified Solutions (“NDS”)

•	Focuses on student loan servicing, student loan servicing-related technology solutions, and outsourcing services for guaranty agencies

•	Includes the brands Nelnet Loan Servicing, Firstmark Services, Nelnet Guarantor Solutions, and 5280 Solutions

•	Tuition Payment Processing and Campus Commerce

•	Commonly known as Nelnet Business Solutions (“NBS”)

•	Focuses on tuition payment plans and online payment processing

•	Includes the brand FACTS Management

•	Enrollment Services

•	Commonly called Nelnet Enrollment Solutions (“NES”)

•	Focuses on education planning and enrollment-related services, including interactive marketing

•	Includes the brands CUnet, Peterson's, EssayEdge, Sparkroom, and Student Marketing Group

•	Asset Generation and Management

•	Includes the acquisition and management of the Company's student loan assets

Segment Operating Results

The Company's operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Management evaluates the Company's generally accepted accounting principles (“GAAP”) based financial information as well as operating results on a non-GAAP performance measure referred to as “base net income.” Management believes “base net income” provides additional insight into the financial performance of the core operations. For further information, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The Company includes separate financial information about its operating segments, including revenues, net income or loss, and total assets for each of the Company's segments, for the last three fiscal years in note 14 of the notes to the consolidated financial statements included in this report.

Fee-Based Operating Segments

Student Loan and Guaranty Servicing

The five primary service offerings of this operating segment and each offering's percentage of total Student Loan and Guaranty Servicing revenue during 2011 are as follows:

•	Servicing FFELP loans (39%)

•	Servicing federally-owned student loans for the Department of Education (21%)

•	Originating and servicing non-federally insured student loans (4%)

•	Servicing and outsourcing services for guaranty agencies (26%)

•	Providing student loan servicing software and other information technology products and services (10%)

The following chart summarizes the Company's loan servicing volume (dollars in millions):

Company owned	$23,139	$24,378	$26,351	$26,183	$23,727	$23,249	$22,757	$22,503	$22,650
% of Total	61.6%	56.7%	55.3%	47.0%	38.6%	34.2%	33.0%	30.2%	29.8%
Number of borrowers:
Government servicing:	441,913	1,055,896	1,530,308	2,510,630	2,804,502	2,814,142	2,666,183	2,966,706	3,036,534
FFELP servicing:	2,311,558	2,327,016	2,329,150	2,227,288	1,912,748	1,870,538	1,837,272	1,812,582	1,799,484
Total:	2,753,471	3,382,912	3,859,458	4,737,918	4,717,250	4,684,680	4,503,455	4,779,288	4,836,018

As discussed previously under "Overview," due to the Reconciliation Act of 2010, FFELP servicing revenue generated from guarantee and third-party FFELP servicing and education loan software licensing and consulting fees related to the FFEL Program will decline over time as the Company's and the Company's third-party lender clients' FFELP loan portfolios are paid down. However, these decreases will be partially offset by the increase in revenue earned by the Company for servicing loans for the Department. In addition, the Company currently offers a hosted servicing software solution that can be used by third-parties to service various types of student loans including Federal Direct Loan Program and FFEL Program loans.

The following provides an overview of each service offering included in this operating segment.

Servicing FFEL Program loans

The Student Loan and Guaranty Servicing operating segment provides for the servicing of the Company's student loan portfolio and the portfolios of third parties. The loan servicing activities include loan conversion activities, application processing, borrower updates, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company's portfolio in addition to generating external fee revenue when performed for third-party clients.

The Company's student loan servicing division uses proprietary systems to manage the servicing process. These systems provide for automated compliance with most of the federal student loan regulations adopted under Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”).

The Company serviced FFELP loans on behalf of approximately 60 third-party servicing customers as of December 31, 2011. The Company's FFELP servicing customers include national and regional banks, credit unions, and various state and non-profit secondary markets. The majority of the Company's external FFELP loan servicing activities are performed under “life of loan” contracts. Life of loan contract servicing essentially provides that as long as the loan exists, the Company shall be the sole servicer of that loan; however, the agreement may contain “deconversion” provisions where, for a fee, the lender may move the loan to another servicer. In recent years, the Company has experienced a reduction of third-party servicing customers and servicing volume as customers shift volume to another service provider or exit the FFEL Program completely.

Servicing federally-owned student loans for the Department of Education

In June 2009, the Company was one of four private sector companies awarded a student loan servicing contract by the Department of Education to provide additional servicing capacity for loans owned by the Department. These loans include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department. The Company earns a monthly fee from the Department for each unique borrower who has loans owned by the Department and serviced by the Company. The contract spans five years (through June 2014), with one five-year renewal at the option of the Department. In September 2009, the Department began assigning purchased FFELP loans to the four servicers. Beginning with the second year of servicing in June 2010, the Department began allocating new loan volume among the four servicers based on five performance metrics.

•
Three metrics measure the satisfaction among separate customer groups, including borrowers, financial aid personnel at postsecondary schools participating in the federal student loan program, and Federal Student Aid and other federal agency personnel or contractors who work with the servicers.

•	Two performance metrics measure the success of default prevention efforts as reflected by the percentage of borrowers and percentage of dollars in each servicer's portfolio that go into default.

Based on the second year of survey results, the Company is currently being allocated 16% of the new loan volume originated by the Department for the period from August 15, 2011 through August 14, 2012 (the third year of the servicing contract). The Department projected an estimated 4.1 million new borrowers in total who will be allocated to the four servicers during the third year of this contract.

Management believes it is important to provide exceptional customer service at a reasonable price in order to increase the Company's servicing volume; therefore, the Company has focused and will continue to focus heavily on customer service-related projects, default management activities, efficiencies, and technology development to improve its allocation in future years of the contract.

Originating and servicing non-federally insured student loans

The Student Loan and Guaranty Servicing operating segment provides origination and servicing activities for non-federally insured loans. Although similar in terms of activities and functions (i.e., disbursement processing, application processing, payment processing, statement distribution, and reporting), non-federally insured loan servicing activities are not required to comply with provisions of the Higher Education Act and may be more customized to individual client requirements. The Company serviced non-federally insured loans on behalf of approximately 20 third-party servicing customers as of December 31, 2011.

Servicing and outsourcing services for guaranty agencies

The Student Loan and Guaranty Servicing operating segment provides servicing support for guaranty agencies, which are the organizations that serve as the intermediary between the U.S. federal government and FFELP lenders, and are responsible for paying the claims made on defaulted loans. The Department has designated 32 guarantors that have been formed as either state agencies or non-profit corporations that provide FFELP guaranty services in one or more states. Approximately half of these guarantors contract externally for operational or technology services. The services provided by the Company include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services.

The Company's three guaranty servicing customers include Tennessee Student Assistance Corporation, College Assist (which is the Colorado state-designated guarantor of FFELP student loans), and the National Student Loan Program.

Providing student loan servicing software and other information technology products and services

The Student Loan and Guaranty Servicing operating segment provides student loan servicing software, which is used internally by the Company and licensed to third-party student loan holders and servicers. This software system has been adapted so that it can be offered as a hosted servicing software solution that can be used by third-parties to service various types of student loans including Federal Direct Loan Program and FFEL Program loans. The Company earns a monthly fee from its remote hosting customers for each unique borrower on the Company's platform. As of December 31, 2011, 9.6 million borrowers were hosted on the Company's hosted servicing software solution platforms. In addition, this operating segment provides information technology products and services, with core areas of business in educational loan software solutions, technical consulting services, and enterprise content management solutions.

The Company's clients within the education loan marketplace include large and small financial institutions, secondary markets, loan originators, and loan servicers. A significant portion of the software and technology services business was dependent on the existence of and participants in the FFEL Program. The elimination of the FFEL Program reduced education loan software licensing opportunities and related consulting fees received from lenders using the Company's software products and services. However, the Company has leveraged its efficient, scalable, and compliant software to be used in servicing FFELP and Federal Direct Loan Program loans to provide software hosting services to third-parties, including the non-profit organizations that may service Federal Direct Loan Program loans for the Department as allowed per the provisions of the Reconciliation Act of 2010. Management believes the increase in hosted software servicing revenue will exceed the decrease of software services revenue earned from other FFELP products and services.

Competition

The Company's scalable servicing platform allows it to provide compliant, efficient, and reliable service at a low cost, giving the Company a competitive advantage over others in the industry for all of this segment's services, which are discussed below.

Loan servicing

The principal competitor for existing and prospective FFELP and non-federally insured student loan servicing business is SLM Corporation, the parent company of Sallie Mae. Sallie Mae is the largest for-profit provider of servicing functions, as well as one of the largest service providers of non-federally insured student loans.

With the elimination of the FFEL Program, four servicers, including the Company, were named by the Department as servicers of federally owned loans. The three competitors for gaining future servicing volume from the Department are Great Lakes Educational Loan Services Inc. (“Great Lakes”), Pennsylvania Higher Education Assistance Agency (“PHEAA”), and Sallie Mae.

In addition, non-profit organizations may also service loans for up to 100,000 borrower accounts on behalf of the Department beginning the first quarter of 2012. The ability of the non-profit organizations to retain or increase their borrower accounts will depend on their ability to maintain compliance and meet performance requirements under their agreement with the Department. The non-profit organizations will have their performance measured by the Department using the same performance metrics as described previously for the four private sector companies awarded a servicing contract in June 2009. If a non-profit organization servicing score is equal to or higher than that of the lowest score for each of the four incumbent Federal Direct Loan Program servicers for each of the five performance metrics, the non-profit organization will be allowed to compete with the current Federal Direct Loan Program servicers for a percentage of new borrowers for the next allocation year.

Guaranty servicing

With the elimination of the FFEL Program, these services will continue for agencies' existing portfolios; however, no new portfolios will be created. The Company currently anticipates to continue to serve its existing guaranty customers as their portfolios pay down but does not expect to increase the number of its guaranty servicing customers.

Software and technology

The Company is one of the leaders in the education loan software processing industry. Many lenders in the FFEL Program utilize the Company's software either directly or indirectly. Management believes the Company's competitors in this segment are much smaller than the Company and do not have the depth of knowledge or products offered by the Company. The Company's primary method of competition in this segment is based on its depth of knowledge, experience, and product offerings in the education loan industry. In addition, the Company believes the investments it has made to scale its systems and to create a secure infrastructure to support the Department of Education volume and requirements increases its presence and attraction as a long-term partner in the remote servicing market.

Tuition Payment Processing and Campus Commerce

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

K-12

The K-12 market consists of nearly 25,000 private and faith-based educational institutions nationally of which approximately 12,000 institutions have student enrollments greater than 200. In the K-12 market, the Company offers tuition management services, as well as assistance with financial needs assessment and donor management.

The Company is the market leader, having actively managed tuition payment plans in place at approximately 4,800 K-12 educational institutions. Tuition management services include payment plan administration, incidental billing, accounts receivable management, and record keeping. K-12 educational institutions contract with the Company to administer deferred payment plans that allow the responsible party to make monthly payments over 6 to 12 months. The Company collects a fee from either the institution or the payer as an administration fee.

The Company's financial needs assessment service helps K-12 schools evaluate and determine the amount of grants and financial aid to disburse to the families it serves. The Company's donor services allow schools to assess and deliver strategic fundraising solutions using the latest technology.

Higher Education

The higher education market consists of nearly 4,500 colleges and universities. The Company offers two principal products to the higher education market: actively managed tuition payment plans, and campus commerce technologies and payment processing.

The Company has actively managed tuition payment plans in place at approximately 650 colleges and universities. Higher education institutions contract with the Company to administer payment plans that allow the student and family to make monthly payments on either a semester or annual basis. The Company collects a fee from the student or family as an administration fee.

The Company's suite of campus commerce solutions provides services that allow for families' electronic billing and payment of campus charges. Campus commerce includes cashiering for face-to-face transactions, campus-wide commerce management, and refunds management, among others. The Company earns revenue for e-billing, hosting/maintenance, credit card convenience fees, and e-payment transaction fees, which are powered by the Company's QuikPAY system, a secure payment processing engine.

QuikPAY, a campus commerce product, is sold as a subscription service to colleges and universities. QuikPAY processes payments through the appropriate channels in the banking or credit card networks to make deposits into the client's bank account. It can be further deployed to other departments around campus as requested (e.g., application fees, alumni giving, parking, events, etc.). Approximately 180 colleges and universities, representing over 370 campuses, use the QuikPAY system.

Competition

The Company is the largest provider of tuition management services to the private and faith-based K-12 market in the United States. Competitors include financial institutions, tuition management providers, financial needs assessment providers, accounting firms, and a myriad of software companies.

In the higher education market, the Company targets business offices at colleges and universities. In this market, the primary competition is limited to three campus commerce and tuition payment providers, as well as solutions developed in-house by colleges and universities.

The Company's principal competitive advantages are (i) the customer service it provides to institutions, (ii) the information management tools provided with the Company's service, and (iii) the Company's ability to interface with the institution clients. The Company believes its clients select products primarily on technological superiority and feature functionality, but price and service also impact the selection process.

Enrollment Services

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students (interactive and list marketing services) and helping students plan and prepare for life after high school and/or military service (publishing services and resource centers). Interactive marketing products and services include agency of record services, qualified inquiry generation, pay per click services, inquiry management software, and other marketing management, along with call center solutions. The inquiry management software allows schools to manage their inquiry flow and perform analytics on the inquiries received by the school. The majority of interactive marketing revenue is derived from fees that are earned through the delivery of qualified inquiries or clicks to colleges and universities. List marketing services include providing lists to help higher education institutions and businesses reach the middle school, high school, college bound high school, college, and young adult market place. Publishing services include test preparation study guides, school directories and databases, and career exploration guides. Resource centers include online courses, scholarship search and selection data, career planning, and on-line information about colleges and universities.

The Company delivers products and services in this segment through four primary customer channels: higher education, corporate and government, K-12, and direct-to-consumer. Many of the Company's products in this segment are electronically transmitted or distributed online or in other digital media; however, products such as test preparation study guides, school directories, and career exploration guides are also distributed as printed materials.

Competition

In this segment, the primary areas in which the Company competes are: interactive marketing, test preparation study guides, and online courses.

Several large competitors exist in the areas of inquiry generation and test preparation, but the Company does not believe any one competitor has a dominant position in all of the product and service areas offered by the Company. The Company has seen increased competition in the area of call center operations, including outsourced inquiry validation, as other companies have recognized the potential in this market.

The Company competes through various methods, including price, brand awareness, depth of product and service selection, and customer service. The Company is a “one stop shop” for the education seeking family looking for career assessment, test preparation, and college information. The Company also offers its institutional clients a range of services unrivaled in the education industry.

Regulations

Certain provisions in new regulations issued by the Department under the Higher Education Act that became effective July 1, 2011 could have an impact on the Company's Enrollment Services operating segment, in connection with services it provides to for-profit schools.  The Higher Education Act provides that to be eligible to participate in Federal student financial aid programs (Title IV funds), educational institutions, including for-profit schools, must enter into a program participation agreement with the Department. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing any commission, bonus, or other incentive payment to any individual or entity engaged in recruiting or admission activities, based on their success in securing enrollments. Previous regulations included a number of activities, or “safe harbors,” that did not constitute prohibited incentive compensation. One of those safe harbors permitted an institution to provide incentive compensation for internet-based recruitment and admission activities. The Department's newly issued regulations repeal all existing safe harbors regarding incentive compensation in recruiting, though exempting “click”-based payments to third parties who provide internet generated student contact information. The new regulations also create liability for misrepresentation in advertisements, offers, and communications presented to prospective students, with associated penalties for noncompliance with these standards.

In addition, these new regulations impose strict liability on educational institutions for misrepresentations made by entities, like us, who contract with the institutions to provide marketing services. As a result, our school customers have demanded and, in limited circumstances, we have acquiesced to be subject to increased limitations of liability in our contracts and, in some cases, to indemnify our customers for actions by our third-party publishers. The Company has developed proprietary software systems and processes to detect and remediate potential misrepresentation violations.

The Department also recently issued new regulations under Title IV of the Higher Education Act providing that for-profit schools are eligible to participate in Title IV student financial aid programs only with respect to educational programs that lead to “gainful employment” in a recognized occupation. These regulations, most of which became effective July 1, 2011, require for-profit schools to provide prospective students with each eligible program's recognized occupations, cost, completion rate, job placement rate, and median loan debt of those that have completed the program, and provide that Title IV funds may not be available to students enrolled in educational programs offered by for-profit schools if those programs do not meet certain debt-to-income ratios and loan repayment metrics to be measured beginning July 1, 2012.

Significantly all interactive marketing revenue (which makes up approximately 80 percent of total revenue included in this segment) is generated from for-profit schools. The regulations discussed above may subject the Company to greater risk of liability and may increase the Company's costs of compliance with these regulations or limit the Company's ability to serve for-profit schools.

In addition, these regulations could negatively impact enrollment at for-profit schools, which could adversely affect interactive marketing revenue.

Asset Generation and Management Operating Segment

The Asset Generation and Management operating segment includes the acquisition, management, and ownership of the Company's student loan assets, which was historically the Company's largest product and service offering. The Company generates a substantial portion of its earnings from the spread, referred to as the Company's student loan spread, between the yield it receives on its student loan portfolio and the associated costs to finance such portfolio. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Generation and Management Operating Segment - Student Loan Spread Analysis,” for further details related to the student loan spread. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose. In addition to the student loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.

Student loans consist of federally insured student loans and non-federally insured student loans. Federally insured student loans were made under the FFEL Program. The Company's portfolio of federally insured student loans is subject to minimal credit risk as these loans are guaranteed by the Department at levels ranging from 97 percent to 100 percent. Substantially all of the Company's loan portfolio (99 percent as of December 31, 2011) is federally insured. The Company's portfolio of non-federally insured loans is subject to credit risk similar to other consumer loan assets.

The Higher Education Act regulates every aspect of the federally insured student loan program, including certain communications with borrowers, loan originations, and default aversion. Failure to service a student loan properly could jeopardize the guarantee on federal student loans. In the case of death, disability, or bankruptcy of the borrower, the guarantee covers 100 percent of the loan's principal and accrued interest.

FFELP loans are guaranteed by state agencies or non-profit companies designated as guarantors, with the Department providing reinsurance to the guarantor. Guarantors are responsible for performing certain functions necessary to ensure the program's soundness and accountability. Generally, the guarantor is responsible for ensuring that loans are serviced in compliance with the requirements of the Higher Education Act. When a borrower defaults on a FFELP loan, the Company submits a claim to the guarantor who provides reimbursements of principal and accrued interest subject to the applicable risk share percentage.

Origination and Acquisition

The Reconciliation Act of 2010 resulted in the Company discontinuing originations of new FFELP loans effective July 1, 2010.   However, the Company believes there will be opportunities to continue to purchase FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses. For example, during 2011 and 2010, the Company purchased from various parties FFELP student loan assets (including the residual interest of a FFELP securitization) of $2.8 billion and $3.4 billion, respectively.

Future cash flow from portfolio

The majority of the Company's portfolio of student loans is funded in asset-backed securitizations that are structured to substantially match the maturity of the funded assets, thereby minimizing liquidity risk. In addition, due to (i) the difference between the yield the Company receives on the loans and cost of financing within these transactions, and (ii) the servicing and administration fees the Company earns from these transactions, the Company has created a portfolio that will generate earnings and significant cash flow over the life of these transactions.

Based on cash flow models developed to reflect management's current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, as of December 31, 2011, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.81 billion. The forecasted cash flow includes all loans currently funded in asset-backed securitizations. As of December 31, 2011, the Company had $21.1 billion of loans included in asset-backed securitizations, which represented 87 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department of Education's Conduit Program and other warehouse facilities or loans acquired subsequent to December 31, 2011. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” for further details related to the estimated future cash flow from the Company's portfolio.

Floor Income

Loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payment (or "SAP") formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. The Company generally finances its student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company's student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.

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

A summary of fixed rate floor income earned by the Company follows (dollars in thousands).

	Year ended December 31,
	2011	2010
Fixed rate floor income, gross	$164,700	151,861
Derivative settlements (a)	(20,246)	(19,618)
Fixed rate floor income, net	$144,454	132,243

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income

The high levels of fixed rate floor income earned during 2011 and 2010 are due to historically low interest rates. If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk,” which provides additional detail on the Company's portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Interest Rate Risk Management

Because the Company generates a significant portion of its earnings from its student loan spread, the interest rate sensitivity of the Company's balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company's interest income and net income. The effects to the Company's results of operations as a result of the changing interest rate environments are further outlined in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Generation and Management Operating Segment - Student Loan Spread Analysis" and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

Competition

Prior to July 1, 2010, two loan delivery programs provided federally guaranteed student loans: the FFEL Program and the Federal Direct Loan Program. FFEL Program loans were provided by private sector institutions and are ultimately guaranteed by the Department, except for the risk sharing percentage, as discussed previously. Federal Direct Loan Program loans are provided to borrowers directly by the Department on terms similar to student loans historically provided under the FFEL Program.

As discussed previously, as a result of the Reconciliation Act of 2010, effective July 1, 2010, this law prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program. The new law does not alter or affect the terms and conditions of existing FFELP loans.

Intellectual Property

The Company owns numerous trademarks and service marks (“Marks”) to identify its various products and services. As of December 31, 2011, the Company had seven pending and 86 registered Marks. The Company actively asserts its rights to these Marks when it believes infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. Each of the Marks has, upon registration, an indefinite duration so long as the Company continues to use the Mark on or in connection with such goods or services as the Mark identifies. In order to protect the indefinite duration, the Company makes filings to continue registration of the Marks. The Company owns one patent application that has been published, but has not yet been issued, and has also actively asserted its rights thereunder in situations where the Company believes its claims may be infringed upon. The Company owns many copyright protected works, including its various computer system codes and displays, Web sites, books and other publications, and marketing collateral. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company's software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements, which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company's intellectual property.

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

Employees

As of December 31, 2011, the Company had approximately 2,400 employees. None of the Company's employees are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its employees, and the Company believes that relations with its employees are good.

Available Information

Copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available on the Company's Web site free of charge as soon as reasonably practicable after such reports are filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). Investors and other interested parties can access these reports and the Company's proxy statements at http://www.nelnet.com. The Company routinely posts important information for investors on its Web site. The SEC maintains an Internet site (http://www.sec.gov) that contains periodic and other reports such as annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K, respectively, as well as proxy and information statements regarding the Company and other companies that file electronically with the SEC.

The Company has adopted a Code of Conduct that applies to directors, officers, and employees, including the Company's principal executive officer and its principal financial and accounting officer, and has posted such Code of Conduct on its Web site. Amendments to and waivers granted with respect to the Company's Code of Conduct relating to its executive officers and directors which are required to be disclosed pursuant to applicable securities laws and stock exchange rules and regulations will also be posted on its Web site. The Company's Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, and the Risk and Finance Committee Charter are also posted on its Web site.

Information on the Company's Web site is not incorporated by reference into this report and should not be considered part of this report.

ITEM 1A.  RISK FACTORS

We operate our business in a highly competitive and regulated environment. We are subject to risks including, but not limited to, market, liquidity, credit, regulatory, technology, operational, security, and other business risks such as reputation damage related to negative publicity and dependencies on key personnel, customers, vendors, and systems. This section highlights specific risks that could affect us. Although this section attempts to highlight key risk factors, other risks may emerge at any time and we cannot predict all risks or estimate the extent to which they may affect our financial performance. These risk factors should be read in conjunction with the other information included in this report.

Student Loan Portfolio

Our student loan portfolio is subject to certain risks related to interest rates, our ability to manage the risks related to interest rates, prepayment, and credit risk, each of which could reduce the expected cash flows and earnings on our portfolio.

Interest rate risk - basis and repricing risk

We are exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of our student loan assets do not match the interest rate characteristics of the funding for those assets.

We fund the majority of our student loan assets with one-month or three-month LIBOR indexed floating rate securities. In addition, the interest rates on some of our debt are set via a “dutch auction” or through a periodic remarketing. Meanwhile, the interest earned on our student loan assets is indexed to commercial paper and treasury bill rates. The different interest rate characteristics of our loan assets and our liabilities funding these assets results in basis risk. We also face repricing risk due to the timing of the interest rate resets on our liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on our assets, which generally occur daily. In a declining interest rate environment, this may cause our student loan spread to compress, while in a rising interest rate environment, it may cause the spread to increase.

As of December 31, 2011, we had $23.4 billion and $0.9 billion of FFELP loans indexed to the three-month financial commercial paper rate and the three-month treasury bill rate, respectively, both of which reset daily, and $19.6 billion of debt indexed to the three-month LIBOR, which resets quarterly, and $0.7 billion of debt indexed to the one-month LIBOR, which resets monthly. While these indices are all short term in nature with rate movements that are highly correlated over a longer period of time, there have been points in recent history related to the U.S. and European debt crisis that have caused volatility to be high and correlation to be reduced. There can be no assurance that the indices' historically high level of correlation will not be disrupted in the future due to capital market dislocations or other factors not within our control. In such circumstances, our earnings could be adversely affected, possibly to a material extent. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This Act includes changes to the FFELP student lender payment index from the commercial paper rate to the one-month LIBOR rate for the Special Allowance Payment calculation on outstanding FFELP loans held by student loan lenders. As of December 31, 2011, we had $23.4 billion of loans in which we intend to make the election to change the SAP calculation to the one-month LIBOR rate. This change mitigates the Company's exposure to basis risk and will allow the Company to better match borrowing and lending rates. The Company currently expects the new formula to be developed and available for use in the second quarter of 2012.

Interest rate risk - loss of floor income

We are exposed to interest rate risk because of the interest rate characteristics of certain of our student loan assets and the interest rate characteristics of the related funding of those assets.

FFELP loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payment formula set by the Department and the borrower rate, which is fixed over a period of time. We generally finance our student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, our student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, we may earn additional spread income that we refer to as floor income.

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

For the year ended December 31, 2011, we earned $144.5 million of fixed rate floor income, net of $20.2 million of settlements paid related to derivatives used to hedge loans earning fixed rate floor income. Absent the use of derivative instruments, a rise in interest rates will reduce the amount of floor income received and this will have an impact on earnings due to interest margin compression caused by increased financing costs until such time as the federally insured loans earn interest at a variable rate in accordance with their SAP formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively convert to variable rate loans, the impact of the rate fluctuations is reduced. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

Interest rate risk - use of derivatives

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

Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. Although we believe our derivative instruments are highly effective, because many of our derivatives are not balance guaranteed to a particular pool of student loans, we are subject to prepayment risk that could result in being under or over hedged, which could result in material losses. In addition, our interest rate risk management activities could expose us to substantial mark-to-market losses if interest rates move in a materially different way than was expected based on the environment when the derivatives were entered into. As a result, we cannot offer any assurance that our economic hedging activities will effectively manage our interest rate sensitivity or have the desired beneficial impact on our results of operations or financial condition.

By using derivative instruments, we are exposed to credit and market risk.

We attempt to manage credit and market risks associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken and by entering into transactions with high-quality counterparties that are reviewed periodically by our risk committee. As of December 31, 2011, all of our derivative counterparties had investment grade credit ratings. We also have a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

When the fair value of a derivative contract is positive (an asset on our balance sheet), this generally indicates that the counterparty owes us if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by us. If we were unable to collect from a counterparty, we would have a loss equal to the amount the derivative is recorded on the consolidated balance sheet. As of December 31, 2011, the fair value of our derivatives, which had a positive fair value in our favor (an asset on our balance sheet), was $92.2 million, of which $80.6 million related to the fair value of our cross-currency interest rate swaps. As of December 31, 2011, our trustee held $73.4 million of collateral from the counterparty on the cross-currency interest rate swaps.

When the fair value of a derivative instrument is negative (a liability on our balance sheet), we would owe the counterparty if the derivative was settled and, therefore, have no immediate credit risk.  If the negative fair value of derivatives with a counterparty exceeds a specified threshold, we may have to make a collateral deposit with the counterparty. The threshold at which we may be required to post collateral is dependent upon our unsecured credit rating.  Based on our current unsecured credit ratings (Standard and Poor: BBB- (stable outlook) and Moody's: Ba1 (stable outlook)), we have substantially collateralized our corporate derivative liability position with our counterparties. As such, further downgrades would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate its contracts in the event of further downgrades. However, some long dated derivative contracts have mutual optional termination provisions that can be exercised in 2016 and 2021. As of December 31, 2011, the fair value of derivatives with early termination provisions was a negative $0.1 million (a liability on our balance sheet).

Interest rate movements have an impact on the amount of collateral we are required to deposit with our derivative instrument counterparties. Based on the interest rate swaps outstanding as of December 31, 2011 (for both the floor income and hybrid debt hedges), if the forward interest rate curve was one basis point lower for the remaining duration of these derivatives, we would have been required to post $0.7 million in additional collateral. In addition, if the forward basis curve between 1-month and 3-month LIBOR experienced a one basis point reduction in spread for the remaining duration of our 1:3 Basis Swap derivatives (in which we pay 1-month LIBOR and receive 3-month LIBOR), we would have been required to post $5.1 million in additional collateral.

With our current derivative portfolio, we do not currently anticipate any movement in interest rates having a material impact on our capital or liquidity profile, nor expect that any movement in interest rates would have a material impact on our ability to meet potential collateral deposits with our counterparties. Due to the existing low interest rate environment, our exposure to downward movements in interest rates on our interest rate swaps is limited.  In addition, the historical high correlation between 1-month and 3-month LIBOR and the limited notional amount of 1:3 Basis Swap derivatives outstanding limits our exposure to interest rate movements on these derivatives.

However, if interest rates move materially and negatively impact the fair value of our derivative portfolio or if we enter into additional derivatives in which the fair value of such derivatives become negative, we could be required to deposit a significant amount of collateral with our derivative instrument counterparties. The collateral deposits, if significant, could negatively impact our liquidity and capital resources. As of December 31, 2011, the fair value of our derivatives, which had a negative fair value (a liability on our balance sheet), was $43.8 million and we had $34.0 million posted as collateral to derivative counterparties.

The Company's cross-currency interest rate swaps are derivatives entered into as a result of certain asset-backed security financings. These derivatives are entered into at the trust level with the counterparty. Trust related derivatives do not contain credit contingent features related to the Company or the trust's credit ratings. As such, there are no collateral requirements and as a result the impact of changes to foreign currency rates has no impact on the amount of collateral the Company would be required to deposit with the counterparty on these derivatives.

Prepayment risk

Higher rates of prepayments of student loans, including consolidation by the Department through the Federal Direct Loan Program, would reduce our interest income.

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

On October 25, 2011, the White House and the Department announced a short-term consolidation initiative to eligible student loan borrowers beginning in January 2012 and ending June 30, 2012.  The Department's initiative will allow student loan borrowers with at least one FFELP loan and at least one federal student loan owned by the Department to convert the FFELP loans to the Federal Direct Loan Program, at which time all of the converted loans, as well as the borrower's existing Direct Loans, would be considered a Special Direct Consolidation Loan. Less than $2.9 billion of our $24.3 billion FFELP portfolio is eligible for this initiative. Based on borrower responses to date, the Company does not expect its portfolio of FFELP loans to be significantly impacted by this initiative. However, if this short-term initiative is deemed to be beneficial to the Department, it could be extended or a similar consolidation program could be initiated that could further increase prepayments and reduce interest income.

The rate of prepayments of student loans may be influenced by a variety of economic, social, political, and other factors affecting borrowers, including interest rates, federal budgetary pressures, and the availability of alternative financing. Our profits could be adversely affected by higher prepayments, which reduce the balance of loans outstanding and, therefore, the amount of interest income we receive.

Credit risk

Future losses due to defaults on loans held by us, or loans sold to unaffiliated third parties which we are obligated to repurchase in the event of certain delinquencies, present credit risk which could adversely affect our earnings.

Over 99 percent of our student loan portfolio is federally guaranteed. The allowance for loan losses from the federally insured loan portfolio is based on periodic evaluations of our loan portfolios considering loans in repayment versus those in nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government currently guarantees 97 percent of the principal and interest on federally insured student loans disbursed on and after July 1, 2006 (and 98 percent for those loans disbursed prior to July 1, 2006), which limits our loss exposure on the outstanding balance of our federally insured portfolio. Student loans disbursed prior to October 1, 1993 are fully insured for both principal and interest.

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

The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. As of December 31, 2011, our allowance for loan losses was $48.5 million. During the year ended December 31, 2011, we recognized a provision for loan losses of $21.3 million. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is adequate to cover probable losses inherent in the loan portfolio. However, future defaults can be higher than anticipated due to a variety of factors such as downturns in the economy, regulatory or operational changes, and other unforeseen future trends. If actual performance is worse than estimated, it would materially affect our estimate of the allowance for loan losses and the related provision for loan losses in our statements of income.

We have participated interests in non-federally insured loans to unaffiliated third parties. Loans participated under these agreements have been accounted for as loan sales. Accordingly, the participation interests sold are not included on our consolidated balance sheet. Under the terms of the servicing agreements, our servicing operations are obligated to repurchase loans subject to the participation interests when such loans become 60 or 90 days delinquent. As of December 31, 2011, we had a reserve related to this obligation of $19.2 million included in other liabilities on the consolidated balance sheet. The evaluation of the reserve related to these participated loans is inherently subjective, as it requires estimates that may be subject to changes. If actual performance is worse than estimated, it would negatively affect our results of operations.

Liquidity and Funding

We fund student loans in FFELP warehouse facilities and a Department conduit program. The current maturities of these facilities do not match the maturity of the related funded assets. Therefore, we will need to modify and/or find alternative funding related to the student loan collateral in these facilities prior to their expiration. If we cannot find any funding alternatives, we would lose our collateral, including the student loan assets and cash advances, related to these facilities.

The majority of our portfolio of student loans is funded with asset-backed securitizations that are structured to substantially match the maturity of the funded assets and there are minimal liquidity issues related to these facilities. We also have student loans funded in FFELP warehouse facilities and a Department conduit program. The current maturities of these facilities do not match the maturity of the related funded assets. Therefore, we will need to modify and/or find alternative funding related to the student loan collateral in these facilities prior to their expiration.

We maintain three FFELP warehouse facilities as described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." These facilities have revolving financing structures supported by 364-day liquidity provisions, which expire in 2012 and 2013. In the event we are unable to renew the liquidity provisions, the facilities would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and we would be required to refinance the existing loans in the facilities by their final maturity dates in 2014 and 2015. The warehouse facilities provide for formula based advance rates depending on FFELP loan type. The advance rates may increase or decrease based on market conditions. The FFELP warehouse facilities also contain financial covenants relating to levels of our consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities. As of December 31, 2011, $824.4 million was outstanding under the warehouse facilities and $58.5 million was advanced as equity support.

In May 2009, the Department implemented a program under which it finances eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the “Conduit Program”). Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, in which we were advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances were contributed by us. The Conduit Program expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department. If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank. The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans. As of December 31, 2011, $2.3 billion was outstanding under this facility and we had $84.7 million of operating cash advanced in the facility.

If we are unable to obtain cost-effective funding alternatives for the loans in the FFELP warehouse facilities or the Conduit Program prior to the facilities' maturities, our cost of funds could increase, adversely affecting our results of operations. If we cannot find any funding alternatives, we would lose our collateral, including the student loan assets and cash advances, related to these facilities.

We are exposed to mark-to-formula collateral support risk on our FFELP warehouse facilities.

Our warehouse facilities for FFELP loans provide formula based advance rates based on current market conditions, which require equity support to be posted to the facilities. As of December 31, 2011, $58.5 million was advanced as equity support under these facilities. Should a significant change in the valuation of loans result in additional required equity funding support for the warehouse facilities greater than what we can provide, the warehouse facilities could be subject to an event of default resulting in termination of the facilities and an acceleration of the repayment provisions. If we cannot find any funding alternatives, we would lose our collateral, including the student loan assets and cash advances, related to these facilities. A default on the FFELP warehouse facilities would result in an event of default on our new $250.0 million unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.

Operations

Risks associated with our operations, as further discussed below, include those related to our information technology systems and security and privacy breaches, our ability to manage performance related to regulatory requirements, and the importance of maintaining scale by retaining existing customers and attracting new business opportunities.

A failure in or breach of our operational or information systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

As a loan servicer, hosted loan servicing software provider, and payment processor for the federal government, financial institutions, and the education industry that serves millions of customers through the Internet and other distribution channels across the U.S., we depend on our ability to process, secure, record, and monitor a large number of customer transactions and confidential information on a continuous basis.

Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to support and process customer transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our operations rely on the secure processing, transmission, and storage of confidential information in our computer systems and networks. Our Asset Generation and Management, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, and Enrollment Processing business segments rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. In addition, to access our products and services, our customers may use personal smartphones, tablet PC's, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers' devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of Company or customer confidential, proprietary, and other information, or otherwise disrupt the Company's or our customers' business operations. A cyber attack or information security breach of this nature could significantly affect our ability to retain strategic business customers which could lead to increased costs to retain customers or a material loss of future revenue.

Third parties with which we do business or that facilitate our business activities, including financial intermediaries, data centers, data storage locations, collection services, distribution centers, or other vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

Although to date we have not experienced a material loss relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future or a current threat remains undetected at this time. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the size and scale of our servicing contracts and our contract with the federal government.

As a result, cyber security and the continued development and enhancement of our training, controls, processes, and practices designed to protect and monitor our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority for the Company and each of our business segments. Additionally, we maintain technology and telecommunication, professional services, media, network security, privacy, injury, and liability insurance coverage to offset costs that may be incurred as a result of a cyber attack or information security breach.

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Additionally, we must continually and cost-effectively maintain and improve our information technology systems and infrastructure in order to successfully deliver competitive products and services to our customers.  The widespread adoption of new technologies and market demands could require substantial expenditures to enhance system infrastructure and existing products and services.  If we fail to enhance and scale our systems and operational infrastructure or products and services, our operating segments may lose their competitive advantage and this could adversely affect financial and operating results.
We also face the risk of business disruption if system outages occur as a result of changes in infrastructure, introduction of new software or software enhancements, relocation of infrastructure, or failure to perform required services, which could have a material impact upon our reputation and our ability to retain customers. Although we have business continuity management plans, a major physical disaster or other calamity that causes significant damage to or the loss of our information systems or business operations for a sustained period of time could adversely affect our business, cash flows, and ability to retain customers.

We must satisfy certain requirements necessary to maintain the federal guarantees of our federally insured loans, and we may incur penalties or lose our guarantees if we fail to meet these requirements.

We must meet various requirements in order to maintain the federal guaranty on our federally insured loans. The federal guaranty on our federally insured loans is conditional based on our compliance with origination, servicing, and collection policies set by the Department and guaranty agencies. Federally insured loans that are not originated, disbursed, or serviced in accordance with the Department's and guaranty agency regulations may risk partial or complete loss of the guaranty. If we experience a high rate of servicing deficiencies (including any deficiencies resulting from the conversion of loans from one servicing platform to another, errors in the loan origination process, establishment of the borrower's repayment status, and due diligence or claim filing processes), it could result in the loan guarantee being revoked or denied. In most cases we have the opportunity to cure these deficiencies by following a prescribed cure process which usually involves obtaining the borrower's reaffirmation of the debt. The lender becomes ineligible for special allowance interest benefits from the time of the first error leading to the loan rejection through the date that the loan is cured.

We are allowed three years from the date of the loan rejection to cure most loan rejections. If a cure cannot be achieved during this three year period, insurance is permanently revoked, although we maintain our right to collect the loan proceeds from the borrower.

A guaranty agency may also assess an interest penalty upon claim payment if the error(s) does not result in a loan rejection. These interest penalties are not subject to cure provisions and are typically related to isolated instances of due diligence deficiencies.

Failure to comply with federal and guarantor regulations may result in loss of insurance or assessment of interest penalties at the time of claim reimbursement by us. A future increase in either loan claim rejections and/or interest penalties could become material to our operations.

As of December 31, 2011, the Company serviced $28.1 billion of FFELP loans that maintained a federal guarantee, of which $22.7 billion and $5.4 billion were owned by the Company and third-party entities, respectively.

Our largest fee-based customer, the Department of Education, allocates Federal Direct Loan Program servicing volume based on our and our competitors' performance metrics. Failure to be ranked above our competitors will lead to lower loan volume allocations and could lower our ability to renew the Department contract in 2014 and retain hosted servicing software clients who also service Federal Direct Loan Program loans.

In June 2009, we were one of four private sector companies awarded a student loan servicing contract by the Department of Education to provide additional servicing capacity for loans owned by the Department. These loans include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department.  The contract spans five years (through June 2011), with one five-year renewal at the option of the Department. In September 2009, the Department began assigning purchased FFELP loans to the four servicers. Beginning with the second year of servicing in June 2010, the Department began allocating new loan volume originated under the Federal Direct Loan Program among the four servicers based on five equally weighted performance metrics.

•
Three metrics measure the satisfaction among separate customer groups, including borrowers, financial aid personnel at postsecondary schools participating in the federal student loan program, and Federal Student Aid and other federal agency personnel or contractors who work with the servicers.

•	Two performance metrics measure the success of default prevention efforts as reflected by the percentage of borrowers and percentage of dollars in each servicer's portfolio that go into default.

Based on the first and second years of survey results, the Company was ranked fourth out of the four private sector companies and has been allocated 16% of new loan volume originated by the Department from the period from August 15, 2010 through August 14, 2012 (the second and third years of the servicing contract).

The Department projects it will originate new loans for 4.1 million borrowers in total during the third year of this contract (August 15, 2011 through August 14, 2012), which is currently being allocated to the four servicers. As of December 31, 2011, the Company was servicing $46.1 billion of loans for 3.0 million borrowers under this contract. During 2011, the Company earned $51.0 million in revenue under this contract.

Additionally, the Company offers a hosted servicing software solution that can be used by third-party clients to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans. As of December 31, 2011, 9.6 million borrowers were hosted on the Company's hosted servicing software solution platforms.

Upon the expiration of the Department of Education contract, any renewal to provide loan servicing to the Department could be subject to a bidding process in which we may not be successful. Not obtaining a renewal of a loan servicing contract upon its expiration would result in a significant reduction in revenue and we would have to make significant changes to our operations, which may result in the recording of special charges, such as workforce reduction costs, charges relating to consolidating excess facilities, and impairments of assets. Additionally, not obtaining a renewal of the Department loan servicing contract could put at risk the long-term viability of the hosted servicing software solution agreements.

Management believes it is important to provide exceptional customer service at a reasonable price in order to increase the Company's servicing volume, renew the Department contract, and grow the hosted servicing software business; therefore, the Company has focused and will continue to focus heavily on customer service-related projects, efficiencies, security, and technology development to improve its allocation in future years of the contract.

Regulatory and Legal

Federal and state regulations can restrict our business, and noncompliance with these regulations could result in penalties, litigation, and reputation damage.

Our operating segments and commercial customers are heavily regulated by federal and state government regulatory agencies. The laws and regulations enforced by these agencies are proposed or enacted to protect consumers and the financial industry as a whole, not necessarily the Company, our operating segments, or our stockholders. Consequently, these laws and regulations can significantly alter the business environment, limit business operations, increase costs of doing business, and could lead to fines or penalties if we were found to be out of compliance.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, and establishes the new federal Consumer Financial Protection Bureau (the “CFPB”). The CFPB, an independent agency within the Federal Reserve, will regulate consumer financial products, including education loans, and other financial services offered primarily for personal, family, or household purposes, and the CFPB and other federal agencies, including the SEC and the Commodity Futures Trading Commission (the “CFTC”), are required to undertake various assessments and rulemaking to implement the law. Significant powers pertaining to the CFPB became active with the recess appointment of Richard Cordroy as Director on January 4, 2012. The majority of the provisions in the Dodd-Frank Act are aimed at financial institutions. However, there are components of the law that will have an impact on us, including new requirements for derivatives and securitizations as discussed below, corporate governance and executive compensation provisions for public companies, and provisions which may impact us as we work with financial institutions and credit rating agencies.

The Dodd-Frank Act provides the CFTC and the SEC with substantial new authority to regulate over-the-counter derivatives transactions, and includes provisions that require derivatives transactions to be executed through an exchange or centrally cleared, unless an exemption applies based on regulations to be developed by the CFTC and the SEC. The CFTC and the SEC have initiated rulemaking processes with respect to derivatives. Although we cannot predict the ultimate outcome of these processes, new regulations in this area may result in increased costs and cash collateral margin requirements for the types of derivatives we use to hedge or otherwise manage our financial risks related to volatility in interest rates and foreign currency exchange rates.

There are also provisions in the Dodd-Frank Act that will affect future student loan portfolio securitization financing transactions which result in the issuance of asset-backed securities. The SEC and federal banking agencies are directed to adopt regulations requiring issuers of asset backed securities or persons who organize and initiate asset-backed securities transactions to retain a portion of the underlying assets' credit risk, new disclosure and reporting requirements for each tranche of asset-backed securities, including new loan-level data requirements, and new disclosure requirements relating to the representations, warranties, and enforcement mechanisms available to investors in asset-backed securities. The SEC has issued proposed new rules governing asset-backed securities. Although we cannot predict the ultimate outcome of this rulemaking, the Dodd-Frank Act provisions and new regulations in this area are expected to affect the terms of future student loan securitization transactions that we facilitate and result in greater risk retention and less flexibility for structuring such transactions.

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

Certain provisions in new regulations issued by the Department under the Higher Education Act that became effective July 1, 2011 could have an impact on our Enrollment Services operating segment in connection with services it provides to for-profit schools.  The Higher Education Act provides that, to be eligible to participate in federal student financial aid programs (Title IV funds), educational institutions, including for-profit schools, must enter into a program participation agreement with the Department. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing any commission, bonus, or other incentive payment to any individual or entity engaged in recruiting or admission activities, based on their success in securing enrollments. Previous regulations included a number of activities, or “safe harbors,” that did not constitute prohibited incentive compensation. One of those safe harbors permitted an institution to provide incentive compensation for internet-based recruitment and admission activities. The Department's newly issued regulations repeal all existing safe harbors regarding incentive compensation in recruiting, though exempting “click”-based payments to third parties who provide internet generated student contact information. The new regulations also create liability for misrepresentation in advertisements, offers, and communications presented to prospective students, with associated penalties for noncompliance with these standards.

In addition, these new regulations impose strict liability on educational institutions for misrepresentations made by entities, like us, who contract with the institutions to provide marketing services. As a result, our school customers have demanded and, in limited circumstances, we have acquiesced to be subject to increased limitations of liability in our contracts and, in some cases, to indemnify our customers for actions by our third-party publishers.

The Department also recently issued new regulations under Title IV of the Higher Education Act providing that for-profit schools are eligible to participate in Title IV student financial aid programs only with respect to educational programs that lead to “gainful employment” in a recognized occupation. These regulations, most of which became effective July 1, 2011, require for-profit schools to provide prospective students with each eligible program's recognized occupations, cost, completion rate, job placement rate, and median loan debt of those that have completed the program, and provide that Title IV funds may not be available to students enrolled in educational programs offered by for-profit schools if those programs do not meet certain debt-to-income ratios and loan repayment metrics to be measured beginning July 1, 2012.

Significantly all interactive marketing revenue (which makes up approximately 80 percent of total revenue included in the Enrollment Services operating segment) is generated from for-profit schools. The regulations discussed above may subject us to greater risk of liability and may increase our cost of compliance with these regulations or limit our ability to serve for-profit schools. In addition, these regulations could negatively impact enrollment at for-profit schools, which could adversely affect interactive marketing revenue.

Effective July 1, 2010, the Reconciliation Act of 2010 prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program. As a result of this legislation, interest income on our existing FFELP loan portfolio, as well as fee-based revenue from guarantee and third-party FFELP servicing and FFELP loan servicing software licensing and consulting fees will decline over time as our and our third-party lender clients' FFELP loan portfolios are paid down.

On March 30, 2010, President Obama signed into law the Reconciliation Act of 2010. Effective July 1, 2010, this law prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program. The new law does not alter or affect the terms and conditions of existing FFELP loans.

As a result of the Reconciliation Act of 2010, we no longer originate new FFELP loans. As such, subsequent to 2010, we will no longer recognize a gain from originating and subsequently selling FFELP loans to the Department under the Department's Loan Purchase Commitment Program (the “Purchase Program”). During 2010 and 2009, we recognized pre-tax gains of $33.8 million and $36.6 million, respectively, from selling $2.1 billion of FFELP loans to the Department during each of these years under the Purchase Program.

In addition, as a result of the Reconciliation Act of 2010, interest income on our existing FFELP loan portfolio, as well as fee-based revenue from guarantee and third-party FFELP servicing and FFELP loan servicing software licensing and consulting fees related to the FFEL Program, will decline over time as our and our third-party lender clients' FFELP loan portfolios are paid down. During the years ended December 31, 2011, 2010, and 2009 we recognized approximately $367 million, $377 million, and $247 million, respectively, of interest income on our FFELP loan portfolio, approximately $91 million, $101 million, and $100 million, respectively, in guarantee and third-party FFELP servicing revenue, and approximately $7 million, $8 million, and $7 million, respectively, in FFELP loan servicing software licensing and consulting fees related to the FFEL Program.

If the Company is unable to grow or develop new revenue streams, the Company's consolidated revenue and operating margin will decrease as a result of the decline in FFELP loan volume outstanding.

Proposed changes to the FFEL Program could have a negative effect on our earnings and operations.

On February 13, 2012, President Obama released a proposed budget of the U.S. federal government for the fiscal year 2013.  The budget contains certain proposals that would impact the FFEL Program, including proposals that impact FFELP student loan holders and guaranty agencies.  The President's proposals are subject to review by Congress and possible changes.  We cannot currently predict whether the current proposals to change the FFEL Program will ultimately be enacted, but if such changes are enacted, they could have a significant adverse impact on the amount of our revenue.

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

Principal Shareholder and Related Party Transactions.

Our Chairman and Chief Executive Officer beneficially owns 67.9 percent of the voting rights of our shareholders and has day to day control over all matters at our Company.

Michael S. Dunlap, our Chairman, Chief Executive Officer, and a principal shareholder, beneficially owns 67.9 percent of the voting rights of our shareholders. In addition, Mr. Dunlap, Stephen F. Butterfield, our Vice Chairman, and Angela L. Muhleisen, Mr. Dunlap's sister, beneficially own stock that in the aggregate has 83.4 percent of the voting rights of our shareholders. Accordingly, each member of the Board of Directors and each member of management has been elected or effectively appointed by Mr. Dunlap and can be removed by Mr. Dunlap. As a result, Mr. Dunlap, as Chairman, Chief Executive Officer, and controlling shareholder, has day to day control over all matters at our Company and has the ability to take actions that benefit him and Ms. Muhleisen but may not benefit other minority shareholders, and may otherwise exercise his control in a manner with which other minority shareholders may not agree or which they may not consider to be in their best interests.

We have entered into contractual arrangements with Union Bank & Trust Company (“Union Bank”). Union Bank is controlled by Farmers & Merchants Investment Inc. (“F&M”) which owns 81.4 percent of Union Bank's common stock and 15.4 percent of Union Bank's non-voting preferred stock. Michael S. Dunlap, a significant shareholder of us as well as our Chief Executive Officer, Chairman, and a member of our Board of Directors, along with his spouse, owns or controls a total of 40.3 percent of the stock of F&M, while Mr. Dunlap's sister, Angela L. Muhleisen, owns or controls 38.6 percent of F&M stock. The transactions with Union Bank present conflicts of interest and pose risks to our shareholders that the terms may not be as favorable to us as we could receive from unrelated third parties.

Union Bank is controlled by F&M which owns 81.4 percent of Union Bank's common stock and 15.4 percent of Union Bank's non-voting preferred stock. Michael S. Dunlap, a significant shareholder, as well as our Chief Executive Officer, Chairman, and a member of our Board of Directors, owns or controls 22.1 percent of the stock of F&M, while Mr. Dunlap's spouse owns 18.1 percent of the stock of F&M, and Mr. Dunlap's sister, Angela L. Muhleisen, owns or controls 38.6 percent of F&M stock. Mr. Dunlap serves as a Director and Co-President of F&M. Ms. Muhleisen serves as Director and Co-President of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of various shares of Nelnet because it serves in a capacity of trustee and has sole voting and/or investment power. As of December 31, 2011, Union Bank was deemed to beneficially own 12.2 percent of the voting rights of our common stock. As of December 31, 2011, Mr. Dunlap and Ms. Muhleisen beneficially owned 67.9 percent and 13.5 percent, respectively, of the voting rights of our outstanding common stock.

We have entered into certain contractual arrangements with Union Bank. These transactions include:

•	Loan purchases - During 2011, we purchased $0.1 million (par value) of FFELP student loans from Union Bank. No premiums were paid for these loan purchases.

•	Loan servicing - As of December 31, 2011, we serviced $496.3 million of loans for Union Bank. Servicing revenue earned by us from this portfolio was $1.9 million for the year ended December 31, 2011.

•
Funding - We maintain an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from us participation interests in student loans (the “FFELP Participation Agreement”). We use this facility as a source to fund FFELP student loans. As of December 31, 2011, $509.2 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank's grantor trusts with access to investments in interests in student loans, while providing liquidity to us on a short term basis. We can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by us as loan sales. Accordingly, the participation interests sold are not included on our consolidated balance sheet.

We have from time to time repurchased certain of our own asset-backed securities (bonds and notes payable). For accounting purposes, these notes have been effectively retired and are not included on our consolidated balance sheet. However, these securities are legally outstanding at the trust level and we could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. During 2010, we participated a portion of these securities to Union Bank, as trustee for various grantor trusts, and obtained cash proceeds equal to the par value of the notes. We entered into a Guaranteed Purchase Agreement with Union Bank whereby we must purchase these notes back from Union Bank at par upon the request of Union Bank. As of December 31, 2010, $107.1 million of these securities were outstanding and subject to the participation agreement and were included in “bonds and notes payable” on our consolidated balance sheet. During the first quarter of 2011, we redeemed all outstanding notes under this participation.

•
Operating cash - The majority of our cash operating bank accounts are maintained at Union Bank. We also invest cash in the Short term Federal Investment Trust (“STFIT”) of the Student Loan Trust Division of Union Bank, which we use as operating cash accounts. As of December 31, 2011, we had $119.5 million deposited at Union Bank in operating accounts or invested in the STFIT. Interest income earned from cash deposited in these operating cash accounts for the year ended December 31, 2011 was $0.2 million.

•
529 Plan administration - We provide certain 529 Plan administration services to certain college savings plans (the “College Savings Plans”) through a contract with Union Bank, as the program manager. Union Bank is entitled to a fee as program manager pursuant to its program management agreement with the College Savings Plans. In 2011, we received fees of $2.3 million from Union Bank related to our administration services provided to the College Savings Plans.

•	Lease arrangement - Union Bank leases space in our corporate headquarters building. During 2011, Union Bank paid us approximately $73,000 for rent.

•	Other fees paid to Union Bank - During 2011, we paid Union Bank approximately $357,000 for administrative services, commissions, rent expense, and cash management fees.

•	Other fees received from Union Bank - During 2011, we received approximately $169,000 from Union Bank related to an employee sharing arrangement and for providing health and productivity services.

•
Investment services - In December 2010, Union Bank established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, and selling investments in student loan asset backed securities. Union Bank, in its individual capacity, and us, have both invested money into the trusts. As of December 31, 2011, we had $8.0 million and Union Bank had $248.5 million, respectively, invested in the trusts.

Prior to May 1, 2011, we and Union Bank employed certain individuals as dual employees and such employees provided consulting and advisory services to Union Bank as trustee for these trusts, and Union Bank agreed to pay us for the share of such employees' salary and payroll based on the value of such services rendered as well as the loss of value of such dual employees' services to us.  On May 9, 2011, one of our subsidiaries entered into a management agreement with Union Bank, effective as of May 1, 2011, under which the subsidiary performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts.  The agreement provides that Union Bank will pay to the subsidiary annual fees of 25 basis points on the outstanding balance of the investments in the trusts.  As of December 31, 2011, the outstanding balance of investments in the trusts was $394.2 million.  In addition, Union Bank will pay additional fees to the subsidiary of 50 percent of the gains from the sale of securities from the trusts.  For the year ended December 31, 2011, we recognized $5.1 million of fee revenue related to this agreement.

•
Defined contribution plan - Union Bank administers our 401(k) defined contribution plan. Fees paid to Union Bank to administer the plan, approximately $270,000 in 2011, are paid by the plan's participants.

•	Letter of credit - Union Bank has issued a $25,000 letter of credit for our benefit. Union Bank charged no fee for providing this service.

The net aggregate impact on our consolidated statements of income for the years ended December 31, 2011, 2010, and 2009 related to the transactions with Union Bank as described above was income of approximately $4.3 million, $8.2 million, and $6.9 million, respectively. See note 19 of the notes to the consolidated financial statements included in this Form 10-K for additional information related to the transactions between us and Union Bank.

Transactions between Union Bank and us are generally based on available market information for comparable assets, products, and services and are extensively negotiated. In addition, all related party transactions between Union Bank and us are approved by both the Union Bank Board of Directors and our Board of Directors. Furthermore, Union Bank is subject to regulatory oversight and review by the FDIC, the Federal Reserve, and the State of Nebraska Department of Banking and Finance. The FDIC and the State of Nebraska Department of Banking and Finance regularly review Union Bank's transactions with affiliates.  The regulatory standard applied to the bank falls under Regulation W, which places restrictions on certain “covered” transactions with affiliates.

We intend to maintain our relationship with Union Bank, which our management believes provides certain benefits to us. Those benefits include Union Bank's knowledge of and experience in the FFELP industry, its willingness to provide services, and at times liquidity and capital resources on an expedient basis, and the proximity of Union Bank to our corporate headquarters located in Lincoln, Nebraska.

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

ITEM 2. PROPERTIES

The following table lists the principal facilities for office space owned or leased by the Company as of December 31, 2011. The Company owns the building in Lincoln, Nebraska where its principal office is located. The building is subject to a lien securing the outstanding mortgage debt on the property.

Location	Primary Function or Segment	Approximate square feet	Lease expiration date

Lincoln, NE	Corporate Headquarters, Asset Generation and Management, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services	126,000	–

Lincoln, NE	Student Loan and Guaranty Servicing	54,000	December 2015

Aurora, CO	Student Loan and Guaranty Servicing	96,000	February 2015

Highlands Ranch, CO	Student Loan and Guaranty Servicing	84,000	March 2017

Paramus, NJ	Enrollment Services	23,000	May 2013

Lawrenceville, NJ	Enrollment Services	13,000	December 2012

The square footage amounts above exclude a total of approximately 37,000 square feet of owned office space in Lincoln, Nebraska that the Company leases to third parties. In addition, not included in the table is a new lease for additional office space in Lincoln, Nebraska that commenced on January 1, 2012. The new lease includes approximately 16,000 square feet and has an expiration date in December 2014. The Company also leases approximately 80,000 square feet and 61,000 square feet of office space in Jacksonville, Florida and Indianapolis, Indiana, respectively, where Asset Generation and Management and Student Loan and Guaranty Servicing operations were previously conducted. As of December 31, 2011, 15,000 square feet in the Indianapolis location was subleased to third parties and such subleases expire in March 2013 and December 2013. The Company leases other office facilities located throughout the United States. These properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. The Company believes that its respective properties are generally adequate to meet its long term business goals. The Company's principal office is located at 121 South 13th Street, Lincoln, Nebraska 68508.

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

Bais Yaakov of Spring Valley v. Peterson's Nelnet, LLC

On January 4, 2011, a complaint against Peterson's Nelnet, LLC (“Peterson's”), a subsidiary of the Company, was filed in the U.S. federal District Court for the District of New Jersey (the “District Court”). The complaint alleges that Peterson's sent six advertising faxes to the named plaintiff in 2008-2009 that were not the result of express invitation or permission granted by the plaintiff and did not include certain opt out language. The complaint also alleges that such faxes violated the federal Telephone Consumer Protection Act (the “TCPA”), purportedly entitling the plaintiff to $500 per violation, trebled for willful violations for each of the six faxes. The complaint further alleges that Peterson's had sent putative class members more than 10,000 faxes that violated the TCPA, amounting to more than $5 million in statutory penalty damages and more than $15 million if trebled for willful violations. The complaint seeks to establish a class action for two different classes of plaintiffs: Class A, to whom Peterson's sent unsolicited fax advertisements containing opt out notices similar to those contained in the faxes received by the named plaintiff; and
Class B, to whom Peterson's sent fax advertisements containing opt out notices similar to those contained in the faxes received by the named plaintiff. As of the filing date of this report, the District Court has not established or recognized any class.

On February 16, 2011, Peterson's filed a motion to dismiss the complaint based on a lack of federal question or diversity jurisdiction with respect to the complaint, which was denied by the District Court on April 15, 2011, shortly after a similar motion to dismiss that had been granted in an unrelated case involving alleged TCPA violations related to faxes was reversed by the U.S. Court of Appeals for the Third Circuit (the “Appeals Court”), which has jurisdiction over the District Court.  On April 29, 2011, Peterson's filed an answer to the complaint, but also filed a motion for reconsideration of the motion to dismiss.  On May 17, 2011, the Appeals Court granted a petition for rehearing of the motion to dismiss in the unrelated TCPA fax case, and on May 31, 2011, Peterson's filed a motion for stay pending the outcome of that rehearing.  On September 12, 2011, the motion for stay was granted, and the motion for reconsideration was denied by the District Court. On September 20, 2011, the named plaintiff filed a motion for reconsideration of the District Court's order, and at a hearing on November 22, 2011 the District Court ordered counsel to submit a proposed order to modify the stay for a limited third party subpoena, which the District Court approved on December 5, 2011. On January 18, 2012, the U.S. Supreme Court issued a decision in an unrelated TCPA case which held that federal courts have federal question jurisdiction over private causes of action under the TCPA. On January 20, 2012, the named plaintiff requested that the stay be lifted on the basis of the Supreme Court's decision, and on January 25, 2012 the District Court denied that request since the stay is based on the outcome of the Appeals Court rehearing, and there has been no decision by the Appeals Court with respect to such rehearing.

Peterson's intends to continue to contest the suit vigorously.  Due to the preliminary stage of this matter and the uncertainty and risks inherent in class determination and the overall litigation process, the Company believes that a meaningful estimate of a reasonably possible loss, if any, or range of reasonably possible losses, if any, cannot currently be made.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Class A common stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B common stock is not publicly traded. The number of holders of record of the Company's Class A common stock and Class B common stock as of January 31, 2012 was 860 and 22, respectively. The record holders of the Class B common stock are Michael S. Dunlap and Stephen F. Butterfield, an entity controlled by them, various members of their families, and various estate planning trusts established by them. Because many shares of the Company's Class A common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders. The following table sets forth the high and low sales prices for the Company's Class A common stock for each full quarterly period in 2011 and 2010.

	2011				2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$24.00	$23.19	$22.69	$24.65	$19.45	$21.46	$23.98	$24.06
Low	20.87	19.68	17.34	17.75	14.54	17.72	17.76	21.35

In the first quarter of 2007, the Company began paying dividends of $0.07 per share on the Company's Class A and Class B common stock which were paid quarterly through the first quarter of 2008.  On May 21, 2008, the Company announced that it was temporarily suspending its quarterly dividend program.  On November 5, 2009, the Company's Board of Directors voted to reinstate the quarterly dividend program effective for the fourth quarter of 2009.  Accordingly, a dividend of $0.07 per share on the Company's Class A and Class B common stock was paid during the fourth quarter of 2009 and during the first, second, and third quarters of 2010. In November 2010, the Nelnet Board of Directors declared a fourth quarter cash dividend on its outstanding shares of Class A common stock and Class B common stock of $0.49 per share. The dividend consisted of a quarterly dividend of $0.07 per share, and an additional $0.42 per share representing $0.07 per share for each of the six quarters in 2008 and 2009 during which the Company had suspended dividend payments to preserve capital during a volatile period in the market. The dividend was paid on December 15, 2010 to shareholders of record as of December 1, 2010.

Dividends of $0.07, $0.10, $0.10, and $0.10 per share on the Company’s Class A and Class B common stock were paid on March 15, 2011, June 15, 2011, September 15, 2011, and December 15, 2011, respectively, to all holders of record as of March 1, 2011, June 1, 2011, September 1, 2011, and December 1, 2011, respectively.

The Company currently plans to continue making quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors. In addition, the payment of dividends is subject to the terms of the Company's outstanding junior subordinated hybrid securities, which generally provide that if the Company defers interest payments on those securities it cannot pay dividends on its capital stock.

Performance Graph

The following graph compares the change in the cumulative total shareholder return on the Company's Class A common stock to that of the cumulative return of the Dow Jones U.S. Total Market Index (the broad equity market index presented in previous years), the S&P 500 Index, the Dow Jones U.S. Financial Services Index (the industry index presented in previous years), and the S&P Financials Index. The S&P 500 Index and the S&P Financials Index have been selected as the broad equity market index and the industry index, respectively, for presentation in the current and future years since the S&P 500 Index is a well known index that the Company's management uses for various internal evaluations of the Company's performance, and the Company believes that the S&P Financials Index is the industry index that is more frequently used for Company performance comparisons by investment banking firms that follow the Company. The graph assumes that the value of an investment in the Company's Class A common stock and each index was $100 on December 31, 2006 and that all dividends, if applicable, were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
Nelnet, Inc.
Dow Jones US
S&P 500
Dow Jones US Financial Services
S&P Financials

Company/Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Nelnet, Inc.	$100.00	$47.15	$53.48	$64.57	$91.79	$96.50
Dow Jones US	100.00	106.01	66.61	85.79	100.08	101.42
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Dow Jones US Financial Services	100.00	83.89	34.86	52.81	54.71	48.35
S&P Financials	100.00	81.37	36.36	42.62	47.79	39.64

The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the fourth quarter of 2011 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs
October 1 - October 31, 2011	311,524	$19.06	310,547	1,568,860
November 1 - November 30, 2011	1,285	21.45	904	1,567,956
December 1 - December 31, 2011	1,729	23.20	1,392	1,566,564
Total	314,538	$19.09	312,843

(1)
The total number of shares includes: (i) shares purchased pursuant to the stock repurchase program discussed in footnote (2) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock purchased pursuant to the stock repurchase program included 247 shares, 904 shares, and 1,392 shares in October, November, and December 2011, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 977 shares, 381 shares, and 337 shares in October, November, and December 2011, respectively.  Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

Equity Compensation Plans

For information regarding the Company's equity compensation plans, see Part III, Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and other operating information of the Company. The selected financial data in the table is derived from the consolidated financial statements of the Company. The following selected financial data should be read in conjunction with the consolidated financial statements, the related notes, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except share data)
Operating Data:
Net interest income	$364,565	371,071	235,345	187,892	244,614
Loan and guaranty servicing revenue	175,657	158,584	129,911	124,057	150,144
Tuition payment processing and campus commerce revenue	67,797	59,824	53,894	48,155	42,766
Enrollment services revenue	130,470	139,897	119,397	112,405	103,905
Other income	29,513	31,310	26,469	22,775	30,423
Gain (loss) on sale of loans and debt repurchases, net	8,340	78,631	76,831	(51,414)	3,597
Income from continuing operations	$204,335	189,034	139,125	26,844	35,429
Income (expense) from discontinued operations	—	—	—	1,818	(2,575)
Net income	$204,335	189,034	139,125	28,662	32,854
Earnings (loss) per common share
Basic:
Continuing operations	$4.24	3.82	2.79	0.54	0.71
Discontinued operations	—	—	—	0.04	(0.05)
Net earnings	$4.24	3.82	2.79	0.58	0.66
Diluted:
Continuing operations	$4.23	3.81	2.78	0.54	0.71
Discontinued operations	—	—	—	0.04	(0.05)
Net earnings	$4.23	3.81	2.78	0.58	0.66
Dividends per common share	$0.37	0.70	0.07	0.07	0.28
Other Data:
Fixed rate floor income (a)	$144,454	132,243	145,098	37,457	10,347
Core student loan spread	1.52%	1.48%	1.18%	0.99%	1.13%
Origination and acquisition of student loans	$2,841,334	4,202,164	2,779,873	2,809,082	5,152,110
Student loans serviced (at end of period) (b)	76,119,717	61,477,651	37,549,563	35,888,693	33,817,458

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except share data)
Balance Sheet Data:
Cash and cash equivalents	$42,570	283,801	338,181	189,847	111,746
Student loans receivables, net	24,297,876	24,033,001	23,926,957	25,413,008	26,736,122
Goodwill and intangible assets	145,492	155,830	197,255	252,232	277,525
Total assets	25,852,217	25,893,892	25,876,427	27,854,897	29,162,783
Bonds and notes payable	24,434,540	24,672,472	24,805,289	26,787,959	28,115,829
Shareholders' equity	1,066,205	906,633	784,563	643,226	608,879
Tangible shareholders' equity	920,713	750,803	587,308	390,994	331,354
Book value per common share	22.62	18.75	15.73	13.05	12.31
Tangible book value per common share	19.53	15.53	11.77	7.93	6.70

Ratios:
Shareholders' equity to total assets	4.12%	3.50%	3.03%	2.31%	2.09%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

(b)
The student loans serviced does not include loans serviced by EDULINX for all periods presented. The Company sold EDULINX in May 2007. As a result of this transaction, EDULINX is reported as discontinued operations.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the years ended December 31, 2011, 2010 and 2009. All dollars are in thousands, except per share amounts, unless otherwise noted.)

The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company.  The discussion should be read in conjunction with the Company’s consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011.

Reclassifications

Certain amounts previously reported within the Company's consolidated statements of income have been reclassified to conform to the current period presentation. These reclassifications include:

•	Reclassifying "software services revenue" to "loan and guaranty servicing revenue."

•
Reclassifying “professional and other services,” “occupancy and communications,” “postage and distribution,” “advertising and marketing,” and “trustee and other debt related fees” to “other” operating expenses.

•	Reclassifying student list amortization, which was previously included in “advertising and marketing” to “depreciation and amortization.”

The reclassifications had no effect on consolidated net income or consolidated assets and liabilities.

OVERVIEW

The Company is an education services company focused primarily on providing fee-based processing services and quality education-related products and services in four core areas: loan financing, loan servicing, payment processing, and enrollment services (education planning). These products and services help students and families plan, prepare, and pay for their education and make the administrative and financial processes more efficient for schools and financial organizations. In addition, the Company earns interest income on a portfolio of federally insured student loans.

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

Continue to Grow and Diversify Fee-Based Revenue

The Company has expanded products and services generated from businesses that are not dependent upon the FFEL Program. The Company focuses primarily on expanding its fee-based products and services related to loan servicing, payment processing, and enrollment services. A summary of revenue from the Company’s fee-based operating segments is shown below.

	Year ended December 31,
	2011	2010	$ Change	% Change
Student Loan and Guaranty Servicing	$175,657	158,838	16,819	10.6%
Tuition Payment Processing and Campus Commerce	67,797	59,824	7,973	13.3
Enrollment Services (a)	130,470	139,897	(9,427)	(6.7)
Total revenue from fee-based businesses	$373,924	358,559	15,365	4.3%

(a)
Enrollment services revenue has been negatively affected by the current regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts as further discussed in this Item 7 under "Enrollment Services Operating Segment – Results of Operations."

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

Income (loss) before taxes (a)
($5 million)	$67 million	$80 million	$91 million

(a)
Excludes restructure, impairment, and litigation charges. Additional information on total operating expenses by segment and these adjustments thereto are further discussed in this Item 7 under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Manage Operating Costs

Excluding the cost to provide enrollment services; impairment, restructure, and litigation charges; and collection costs related to loan rehabilitation revenue, operating expenses in 2011 remained flat as compared to 2010, as further discussed in this Item 7 under "Results of Operations - Operating Expenses."

Maximize the Value of Existing Portfolio

Fixed rate floor income

Loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payment formula set by the Department and the borrower rate, which is fixed over a period of time.  The SAP formula is based on an applicable indice plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan.  The Company generally finances its student loan portfolio with variable rate debt.  In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline.  In these interest rate environments, the Company earns additional spread income that it refers to as floor income.  For loans where the borrower rate is fixed to term, the Company earns floor income for an extended period of time, which the Company refers to as fixed rate floor income.

The Company has earned fixed rate floor income as summarized below:

	Year ended December 31,
	2011	2010
Fixed rate floor income, gross	$164,700	151,861
Derivative settlements (a)	(20,246)	(19,618)
Fixed rate floor income, net	$144,454	132,243
Fixed rate floor income contribution to spread, net	0.60%	0.52%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2011 and 2010 are due to historically low interest rates.  In addition, the 2011 amount increased due to the purchase of the residual interest in $1.9 billion of consolidation loans in July 2011.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Future Cash Flow from Portfolio

The majority of the Company’s portfolio of student loans is funded in asset-backed securitizations that are structured to substantially match the maturity of the funded assets, thereby minimizing liquidity risk. In addition, due to (i) the difference between the yield the Company receives on the loans and cost of financing within these transactions, and (ii) the servicing and administration fees the Company earns from these transactions, the Company has created a portfolio that will generate earnings and significant cash flow over the life of these transactions.

As of December 31, 2011, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.81 billion.

A further description of these future cash flows can be found in this Item 7 under "Liquidity and Capital Resources."

Use Liquidity to Capitalize on Market Opportunities

The Company has used and will continue to use its improved liquidity position to capitalize on market opportunities, including FFELP student loan acquisitions; strategic acquisitions and investments in its core business areas of loan financing, loan servicing, payment processing, and enrollment services (education planning); and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.

During 2011, the Company has used its improved liquidity to accomplish the following items:

•	FFELP Student Loan Acquisitions

-	Purchased $2.8 billion of FFELP student loans

•	Acquisitions and Investments in Core Business Areas

-	Purchased contracts with more than 370 K-12 schools to provide tuition payment plan services

•	Capital Management

-	Repurchased 1,436,423 shares of common stock for $27.1 million ($18.89 per share)

-	Repurchased $74.8 million notional amount of debt recognizing a gain of $7.0 million

-	Raised the quarterly dividend paid on the Company’s common stock to $0.10 per share ($17.8 million in total dividends paid in 2011)

RESULTS OF OPERATIONS

The Company’s operating results are primarily driven by the performance of its existing portfolio and the revenues generated by its fee-based businesses and the costs to provide such services.  The performance of the Company’s portfolio is driven by interest income and losses related to credit quality of the assets along with the cost to administer and service the assets and related debt.

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

Investment interest income, which is a component of net interest income, includes income from unrestricted interest-earning deposits and investments and funds in the Company’s special purpose entities, which are utilized for its asset-backed securitizations.

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

The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company’s loan portfolios considering loans in repayment versus those in a nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government guarantees 97 percent of the principal of and the interest on federally insured student loans disbursed on and after July 1, 2006 (and 98 percent for those loans disbursed prior to July 1, 2006), which limits the Company’s loss exposure on the outstanding balance of the Company’s federally insured portfolio. Student loans disbursed prior to October 1, 1993 are fully insured.

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

Student loan and guaranty servicing revenue – Student loan and guaranty servicing revenue consists of the the following items:

•
Loan and guaranty servicing fees – Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value of loans, number of loans, or number of borrowers serviced for each customer. Guaranty servicing fees, generally, are calculated based on the number of loans serviced, volume of loans serviced, or amounts collected. Revenue is recognized when earned pursuant to applicable agreements, and when ultimate collection is assured.

•
Software services revenue – Software services revenue is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products.  Computer and software consulting and remote hosting revenues are recognized over the period in which services are provided to customers.

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

•	List marketing – Revenue from the sale of lists is generally earned and recognized, net of estimated returns, upon delivery.

•	Publishing services – Revenue from the sale of print products is generally earned and recognized, net of estimated returns, upon shipment or delivery.

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

Operating Expenses

Operating expenses includes indirect costs incurred to acquire student loans; costs incurred to manage and administer the Company’s student loan portfolio and its financing transactions; costs incurred to service the Company’s student loan portfolio and the portfolios of third parties; collection costs related to rehabilitation revenue; the cost to provide enrollment services; costs incurred to provide tuition payment processing, campus commerce, resource center and list marketing services, and software and technical services to third parties; the depreciation and amortization of capital assets and intangible assets; investments in products, services, and technology to meet customer needs and support continued revenue growth; and other general and administrative expenses.  The cost to provide enrollment services, as discussed previously, consists of costs incurred to provide interactive marketing and publishing services in the Company’s Enrollment Services operating segment.  Operating expenses also includes impairment charges related to the impairment of goodwill and certain intangible assets and employee termination benefits, lease termination costs, and the write-down of certain assets related to the Company's restructuring initiatives. Operating expenses in 2010 also includes a litigation settlement charge.

Net Interest Income (net of settlements on derivatives)

	Year ended December 31,			December 31, 2011 vs. 2010 Increase(Decrease)		December 31, 2010 vs. 2009 Increase(Decrease)
	2011	2010	2009	$	%	$	%
Interest income:
Loan interest	$589,686	598,675	609,920	(8,989)	(1.5)%	(11,245)	(1.8)%
Investment interest	3,168	5,256	10,287	(2,088)	(39.7)	(5,031)	(48.9)
Total interest income	592,854	603,931	620,207	(11,077)	(1.8)	(16,276)	(2.6)
Interest expense:
Interest on bonds and notes payable	228,289	232,860	384,862	(4,571)	(2.0)	(152,002)	(39.5)
Net interest income	364,565	371,071	235,345	(6,506)	(1.8)	135,726	57.7
Provision for loan losses	21,250	22,700	29,000	(1,450)	(6.4)	(6,300)	(21.7)
Net interest income after provision for loan losses	343,315	348,371	206,345	(5,056)	(1.5)	142,026	68.8
Derivative settlements, net (a)	(7,840)	(14,264)	39,286	6,424	(45.0)	(53,550)	(136.3)
Net interest income after provision for loan losses (net of settlements on derivatives)	$335,475	334,107	245,631	1,368	0.4%	88,476	36.0%

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

Net interest income after provision for loan losses, net of settlements on derivatives, includes the following items:

	Year ended December 31,			December 31, 2011 vs. 2010 Increase(Decrease)		December 31, 2010 vs. 2009 Increase(Decrease)
	2011	2010	2009	$	%	$	%
Variable net interest income, net of settlements on derivatives (a)	$218,752	241,199	140,679	(22,447)	(9.3)%	100,520	71.5%
Fixed rate floor income, net of settlements on derivatives (b)	144,454	132,243	145,098	12,211	9.2	(12,855)	(8.9)
Variable-rate floor income, net of settlements on derivatives (c)	—	—	7,502	—	—	(7,502)	(100.0)
Investment interest (d)	3,168	5,256	10,287	(2,088)	(39.7)	(5,031)	(48.9)
Corporate debt interest expense (e)	(9,649)	(21,891)	(28,935)	12,242	(55.9)	7,044	(24.3)
Provision for loan losses (f)	(21,250)	(22,700)	(29,000)	1,450	(6.4)	6,300	(21.7)
Net interest income after provision for loan losses (net of settlements on derivatives)	$335,475	334,107	245,631	1,368	0.4%	88,476	36.0%

(a)
Variable student loan spread is impacted by variable rate student loan interest, consolidation rebate fees, amortization/accretion of loan premiums and discounts, and interest expense on bonds and notes. See Item 7 under "Asset Generation and Management Operating Segment – Results of Operations" for additional information.

(b)
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate generating fixed rate floor income. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” for additional information.

(c)
Loans that reset annually on July 1 can generate excess spread income compared with the rate based on the special allowance payment formula in declining interest rate environments. The Company refers to this additional income as variable-rate floor income. A portion of the Company's portfolio was earning variable-rate floor income during 2009 as a result of declining interest rates. No variable-rate floor income was earned during 2011 and 2010.

(d)	Investment interest decreased year over year due to lower interest rates and a decrease in average cash held.

(e)
Corporate debt interest expense includes interest expense incurred on the Company's 5.125% Senior Notes due 2010 (the “Senior Notes”), Junior Subordinated Hybrid Securities, and $750 million unsecured line of credit.

Corporate debt interest expense decreased in 2011 compared to 2010 due to a reduction in debt outstanding due to the maturity of the Senior Notes on June 1, 2010, the purchase of Junior Subordinated Hybrid Securities during the third quarter of 2010, and using excess cash to pay down a portion of the unsecured line of credit.

Corporate debt interest expense decreased in 2010 compared to 2009 due to a reduction in debt outstanding due to the purchase of certain Senior Notes during the first, second, and third quarters of 2009, the maturity of the Senior Notes on June 1, 2010, and the purchase of Junior Subordinated Hybrid Securities during the third quarter of 2010.

(f)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses inherent in the Company's portfolio of loans.  The non-federally insured loan provision decreased $2.8 million and $5.0 million during the years ended December 31, 2011 and 2010, respectively, compared to the same periods in 2010 and 2009. The decrease in 2010 from 2009 is primarily due to a decrease in the dollar amount of the Company's non-federally insured student loan portfolio, including those loans in repayment and loans delinquent, as well as continued aging of the portfolio. The decrease in 2011 from 2010 is primarily due to the continued aging of the portfolio.

The federally insured loan provision increased $1.3 million during the year ended December 31, 2011 compared to 2010, primarily due to an increase in delinquent loans. The federally insured loan provision decreased $1.3 million for the year ended December 31, 2010 compared to 2009, primarily due to a decrease in delinquent loans.

Other Income

	Year ended December 31,			December 31, 2011 vs. 2010 Increase(Decrease)		December 31, 2010 vs. 2009 Increase(Decrease)
	2011	2010	2009	$	%	$	%
Loan and guaranty servicing revenue (a)	$175,657	158,584	129,911	17,073	10.8%	28,673	22.1%
Tuition payment processing and campus commerce revenue (b)	67,797	59,824	53,894	7,973	13.3	5,930	11.0
Enrollment services revenue (c)	130,470	139,897	119,397	(9,427)	(6.7)	20,500	17.2
Other income (d)	29,513	31,310	26,469	(1,797)	(5.7)	4,841	18.3
Gain on sale of loans and debt repurchases (e)	8,340	78,631	76,831	(70,291)	(89.4)	1,800	2.3
Derivative market value and foreign currency adjustments (f)	(17,807)	3,587	(30,802)	(21,394)	(596.4)	34,389	(111.6)
Derivative settlements, net (g)	(7,840)	(14,264)	39,286	6,424	(45.0)	(53,550)	(136.3)
Total other income	$386,130	457,569	414,986	(71,439)	(15.6)%	42,583	10.3%

(a)
"Loan and guaranty servicing revenue” increased year over year due to an increase in loan servicing revenue from the Department of Education, an increase in guaranty servicing revenue as a result of recognizing revenue related to rehabilitation collections on defaulted loans, and due to the volume added to the the Company's servicing platforms related to the hosted servicing software solution. This additional revenue was partially offset by a decrease in external FFELP servicing revenue due to the loss of servicing volume from third-party customers as a result of these customers selling their portfolios and portfolio runoff. See Item 7 under "Student Loan and Guaranty Servicing Operating Segment – Results of Operations" for additional information.

(b)	“Tuition payment processing and campus commerce revenue” increased year over year due to an increase in the number of managed tuition payment plans and an increase in campus commerce customers.

(c)
"Enrollment services revenue" decreased in 2011 compared to 2010 due mainly to a decrease in interactive marketing services volume, as well as decreases in publishing services revenue and resource center and list marketing revenue. Enrollment services revenue has been negatively affected by the current regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

“Enrollment services revenue” increased in 2010 compared to 2009 due to an increase in interactive marketing revenue offset by a reduction in revenue related to other enrollment products and services.

See Item 7 under “Enrollment Services Operating Segment - Results of Operations” for additional information.

(d)	The following table summarizes the components of "other income."

	Year ended December 31,
	2011	2010	2009
Borrower late fee income	$12,647	12,390	11,305
Investment advisory fees (1)	5,062	—	—
529 Plan administration fees	2,275	5,744	3,409
Other	9,529	13,176	11,755
Other income	$29,513	31,310	26,469

(1)
Union Bank established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset backed securities. During 2011, the Company entered into an agreement to provide various advisory and management services on behalf of Union Bank with respect to investments included in the trusts. The agreement provides that Union Bank will pay to the Company annual fees of 25 basis points on the outstanding balance of the investments in the trusts and 50 percent of the gains from the sale of securities from the trusts. As of December 31, 2011, the outstanding balance of investments in the trusts was $394.2 million.

(e)   “Gain on sale of loans and debt repurchases” includes the following:

	Year ended December 31, 2011			Year ended December 31, 2010			Year ended December 31, 2009
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain
Gains on debt repurchases:
Junior Subordinated Hybrid Securities	$62,558	55,651	6,907	34,995	30,073	4,922	1,750	350	1,400
Asset-backed securities	12,254	12,199	55	690,750	650,789	39,961	348,155	319,627	28,528
5.125% Senior Notes due 2010	—	—	—	—	—	—	208,284	196,529	11,755
	$74,812	67,850	6,962	725,745	680,862	44,883	558,189	516,506	41,683
Gain on sale of loans			1,378			33,748			35,148
Gain on sale of loans and debt repurchases, net			$8,340			78,631			76,831

Due to improvements in the capital markets during 2011, the opportunities for the Company to repurchase debt at less than par are becoming more limited.

(f)
The change in “derivative market value and foreign currency adjustments” is the result of the change in the fair value of the Company’s derivative portfolio and transaction gains/losses resulting from the re-measurement of the Company’s Euro-denominated bonds to U.S. dollars. These changes are summarized below.

	Year ended December 31,
	2011	2010	2009
Change in fair value of derivatives - income (expense)	$(50,513)	(77,134)	6,852
Foreign currency transaction adjustment - income (expense)	32,706	80,721	(37,654)
Derivative market value and foreign currency adjustments - income (expense)	$(17,807)	3,587	(30,802)

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

Further detail of the components of derivative settlements is included in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

Operating Expenses

As shown below, excluding the costs to provide enrollment services, impairment charges, restructuring charges, a litigation settlement, and collection costs related to loan rehabilitation revenue, operating expenses remained fairly flat in 2011 compared to 2010 and increased $19.0 million (6.6%) in 2010 compared to 2009.

	Year ended December 31,			December 31, 2011 vs. 2010 Increase(Decrease)		December 31, 2010 vs. 2009 Increase(Decrease)
	2011	2010	2009	$	%	$	%
Salaries and benefits	$177,951	166,011	151,285	11,940	7.2%	14,726	9.7%
Other expenses	126,044	138,868	134,597	(12,824)	(9.2)	4,271	3.2
Operating expenses, excluding cost to provide enrollment services; impairment, restructure, and litigation charges; and collection costs related to loan rehabilitation revenue	303,995	304,879	285,882	(884)	(0.3)%	18,997	6.6%
Cost to provide enrollment services	86,548	91,647	74,926
Impairment expense (a)	—	26,599	32,728
Restructure expense	—	6,020	7,982
Litigation settlement (b)	—	55,000	—
Collection costs related to loan rehabilitation revenue (c)	17,115	19,341	4,115
Total operating expenses	$407,658	503,486	405,633

(a)
As a result of the 2010 annual goodwill impairment test, the Company recorded impairment charges at two reporting units. These charges consisted of $23.9 million related to its interactive marketing business and $2.7 million related to its list marketing business. As a result of the 2009 annual goodwill impairment test, the Company recorded impairment charges of $32.7 million related to its list marketing business.

(b)
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

(c)
The Company incurred collection costs directly related to revenue earned from rehabilitation loans. These costs are included in "other" under the operating expense section of the consolidated statements of income and are shown separately in the above table for comparability purposes for the periods shown.

The change in operating expenses in 2011 compared to 2010 was due to the following items:

•
An increase in salaries and benefits due to adding resources in preparation to support the hosted servicing software product and to service the growth related to the government servicing contract and the increase in the number of managed tuition payment plans and campus commerce customers.

•
A decrease in other expenses due primarily to a decrease in legal fees associated with the Oberg litigation which was settled in 2010, as well as a decrease in amortization related to student list costs. The decrease in other expenses was partially offset by an increase in expenses related to the government servicing contract and preparation of support for the hosted servicing software product.

The change in operating expenses in 2010 compared to 2009 was due to the following items:

•	An increase in salaries and benefits as a result of adding resources to service the growth related to the government servicing contract.

•	An increase in other expenses as a result of incurring additional costs related to the government servicing contract and an increase in legal fees associated with the Oberg litigation in 2010.

Income Taxes

The Company's effective tax rate was 36.5% and 37.5% for the years ended December 31, 2011 and 2010, respectively. The effective tax rate during 2011 decreased compared to 2010 due to a decrease in the Company's valuation allowance, state incentive tax credits, and an overall reduction of the Company's state effective tax rate.

The Company's effective tax rate was 37.5% and 35.5% for the years ended December 31, 2010 and 2009, respectively. The effective tax rate during 2010 increased compared to 2009 due to various state tax changes and changes in the Company's gross unrecognized tax benefits liability.

Segment Operating Results

Additional information on the Company’s results of operations is included with the discussion of the Company’s operating segments in this Item 7 under “Operating Segments.”

Financial Condition as of December 31, 2011 compared to December 31, 2010

	As of December 31, 2011	As of December 31, 2010	Change
			Dollars	Percent
Assets:
Student loans receivable, net	$24,297,876	23,948,014	349,862	1.5%
Student loans receivable - held for sale	—	84,987	(84,987)	(100.0)
Cash, cash equivalents, and investments	817,481	1,084,322	(266,841)	(24.6)
Goodwill	117,118	117,118	—	—
Intangible assets, net	28,374	38,712	(10,338)	(26.7)
Fair value of derivative instruments	92,219	118,346	(26,127)	(22.1)
Other assets	499,149	502,393	(3,244)	(0.6)
Total assets	$25,852,217	25,893,892	(41,675)	(0.2)%
Liabilities:
Bonds and notes payable	$24,434,540	24,672,472	(237,932)	(1.0)%
Fair value of derivative instruments	43,840	16,089	27,751	172.5
Other liabilities	307,632	298,698	8,934	3.0
Total liabilities	24,786,012	24,987,259	(201,247)	(0.8)
Shareholders' equity	1,066,205	906,633	159,572	17.6
Total liabilities and shareholders' equity	$25,852,217	25,893,892	(41,675)	(0.2)%

The primary items on the Company's balance sheet are student loans and bonds and notes payable. During 2011, the Company acquired $2.8 billion of student loans, which was partially offset by a decrease of student loans as a result of repayments and the loss of loans to consolidation to external parties. See the activity of loans acquired and loan repayments in this Item 7 under "Asset Generation and Management – Results of Operations." The change in bonds and notes payable was the result of the Company paying down $448 million of unsecured corporate debt, partially offset by funding the overall increase in student loan assets.

OPERATING SEGMENTS

The Company earns fee-based revenue through its Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, and Enrollment Services operating segments. In addition, the Company earns interest income on its student loan portfolio in its Asset Generation and Management operating segment. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management.

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

Accordingly, the tables presented below reflect “base net income,” which is reviewed and utilized by management to manage the business for each of the Company’s operating segments.  Reconciliation of the segment totals to the Company’s consolidated operating results in accordance with GAAP are also included in the tables below.  Included below under “Non-GAAP Performance Measures” is further discussion regarding “base net income” and its limitations, including a table that details the differences between “base net income” and GAAP net income by operating segment.

Income Taxes

For segment reporting, income taxes are applied based on 38% of income (loss) before taxes for each individual operating segment. The difference between the consolidated income tax expense and the sum of taxes calculated for each operating segment is included in income taxes in Corporate Activity and Overhead.

Reclassifications

Certain operating segment amounts previously reported have been reclassified to conform to the current period presentation. These reclassifications include reclassifying "software services revenue" to "loan and guaranty servicing revenue" and reclassifying "depreciation and amortization," "impairment expense," "restructure expense," and "litigation settlement," which were previously included in “other expenses.” These reclassifications had no effect on any of the segments net income.

Segment Results and Reconciliations to GAAP

	Year ended December 31, 2011
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Base Net Income	Adjustments to GAAP Results	GAAP Results of Operations
Total interest income	$58	21	—	79	590,736	5,074	(3,035)	592,854	—	592,854
Interest expense	—	—	—	—	221,675	9,649	(3,035)	228,289	—	228,289
Net interest income (loss)	58	21	—	79	369,061	(4,575)	—	364,565	—	364,565
Less provision for loan losses	—	—	—	—	21,250	—	—	21,250	—	21,250
Net interest income (loss) after provision for loan losses	58	21	—	79	347,811	(4,575)	—	343,315	—	343,315
Other income (expense):
Loan and guaranty servicing revenue	175,657	—	—	175,657	—	—	—	175,657	—	175,657
Intersegment servicing revenue	69,037	—	—	69,037	—	—	(69,037)	—	—	—
Tuition payment processing and campus commerce revenue	—	67,797	—	67,797	—	—	—	67,797	—	67,797
Enrollment services revenue	—	—	130,470	130,470	—	—	—	130,470	—	130,470
Other income	—	—	—	—	15,416	14,097	—	29,513	—	29,513
Gain on sale of loans and debt repurchases	—	—	—	—	1,433	6,907	—	8,340	—	8,340
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	(17,807)	(17,807)
Derivative settlements, net	—	—	—	—	(7,228)	(612)	—	(7,840)	—	(7,840)
Total other income (expense)	244,694	67,797	130,470	442,961	9,621	20,392	(69,037)	403,937	(17,807)	386,130
Operating expenses:
Salaries and benefits	102,878	30,070	25,155	158,103	2,791	17,057	—	177,951	—	177,951
Cost to provide enrollment services	—	—	86,548	86,548	—	—	—	86,548	—	86,548
Depreciation and amortization	6,843	1,174	3,204	11,221	—	1,398	—	12,619	17,125	29,744
Other	60,442	10,192	9,425	80,059	13,381	19,975	—	113,415	—	113,415
Intersegment expenses, net	4,776	4,714	3,521	13,011	70,018	(13,992)	(69,037)	—	—	—
Total operating expenses	174,939	46,150	127,853	348,942	86,190	24,438	(69,037)	390,533	17,125	407,658
Income (loss) before income taxes and corporate overhead allocation	69,813	21,668	2,617	94,098	271,242	(8,621)	—	356,719	(34,932)	321,787
Corporate overhead allocation	(4,138)	(1,379)	(1,379)	(6,896)	(6,896)	13,792	—	—	—	—
Income (loss) before income taxes	65,675	20,289	1,238	87,202	264,346	5,171	—	356,719	(34,932)	321,787
Income tax (expense) benefit	(24,955)	(7,709)	(471)	(33,135)	(100,451)	2,860	—	(130,726)	13,274	(117,452)
Net income (loss)	$40,720	12,580	767	54,067	163,895	8,031	—	225,993	(21,658)	204,335

	Year ended December 31, 2010
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee-Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Base Net Income	Adjustments to GAAP Results	GAAP Results of Operations
Total interest income	$62	32	—	94	600,098	8,109	(4,370)	603,931	—	603,931
Interest expense	—	—	—	—	215,339	21,891	(4,370)	232,860	—	232,860
Net interest income (loss)	62	32	—	94	384,759	(13,782)	—	371,071	—	371,071
Less provision for loan losses	—	—	—	—	22,700	—	—	22,700	—	22,700
Net interest income (loss) after provision for loan losses	62	32	—	94	362,059	(13,782)	—	348,371	—	348,371
Other income (expense):
Loan and guaranty servicing revenue	158,838	—	—	158,838	—	(254)	—	158,584	—	158,584
Intersegment servicing revenue	85,342	—	—	85,342	—		(85,342)	—	—	—
Tuition payment processing and campus commerce revenue	—	59,824	—	59,824	—	—	—	59,824	—	59,824
Enrollment services revenue	—	—	139,897	139,897	—	—	—	139,897	—	139,897
Other income	519	—	—	519	18,639	12,152	—	31,310	—	31,310
Gain on sale of loans and debt repurchases	—	—	—	—	73,709	4,922	—	78,631	—	78,631
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	3,587	3,587
Derivative settlements, net	—	—	—	—	(13,336)	(928)	—	(14,264)	—	(14,264)
Total other income (expense)	244,699	59,824	139,897	444,420	79,012	15,892	(85,342)	453,982	3,587	457,569
Operating expenses:
Salaries and benefits	95,293	27,180	24,827	147,300	4,524	15,849	(1,662)	166,011	—	166,011
Cost to provide enrollment services	—	—	91,647	91,647	—	—	—	91,647	—	91,647
Depreciation and amortization	5,179	1,333	7,359	13,871	3	1,826	—	15,700	22,744	38,444
Impairment expense	—	—	26,599	26,599	—	—	—	26,599	—	26,599
Restructure expense	6,040	—	—	6,040	—	(20)	—	6,020	—	6,020
Litigation settlement	—	—	—	—	—	55,000	—	55,000	—	55,000
Other	60,061	9,531	10,681	80,273	12,749	26,743	—	119,765	—	119,765
Intersegment expenses, net	5,221	3,579	2,461	11,261	85,278	(12,859)	(83,680)	—	—	—
Total operating expenses	171,794	41,623	163,574	376,991	102,554	86,539	(85,342)	480,742	22,744	503,486
Income (loss) before income taxes and corporate overhead allocation	72,967	18,233	(23,677)	67,523	338,517	(84,429)	—	321,611	(19,157)	302,454
Corporate overhead allocation	(5,856)	(1,952)	(1,952)	(9,760)	(9,759)	19,519	—	—	—	—
Income (loss) before income taxes	67,111	16,281	(25,629)	57,763	328,758	(64,910)	—	321,611	(19,157)	302,454
Income tax (expense) benefit	(25,502)	(6,189)	9,740	(21,951)	(124,928)	26,179	—	(120,700)	7,280	(113,420)
Net income (loss)	$41,609	10,092	(15,889)	35,812	203,830	(38,731)	—	200,911	(11,877)	189,034

Additional information:
Net income (loss)	$41,609	10,092	(15,889)	35,812	203,830	(38,731)	—	200,911
Plus: Litigation settlement	—	—	—	—	—	55,000	—	55,000
Plus: Restructure expense	6,040	—	—	6,040	—	(20)	—	6,020
Plus: Impairment expense	—	—	26,599	26,599	—	—	—	26,599
Less: Net tax effect	(2,295)	—	(10,108)	(12,403)	—	(20,892)	—	(33,295)
Net income (loss), excluding litigation settlement, restructure expense, and impairment expense	$45,354	10,092	602	56,048	203,830	(4,643)	—	255,235

	Year ended December 31, 2009
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Base Net Income	Adjustments to GAAP Results	GAAP Results of Operations
Total interest income	$112	62	—	174	609,143	5,391	(2,003)	612,705	7,502	620,207
Interest expense	—	—	—	—	357,930	28,935	(2,003)	384,862	—	384,862
Net interest income (loss)	112	62	—	174	251,213	(23,544)	—	227,843	7,502	235,345
Less provision for loan losses	—	—	—	—	29,000	—	—	29,000	—	29,000
Net interest income (loss) after provision for loan losses	112	62	—	174	222,213	(23,544)	—	198,843	7,502	206,345
Other income (expense):
Loan and guaranty servicing revenue	131,437	—	—	131,437	—	(1,526)	—	129,911	—	129,911
Intersegment servicing revenue	85,048	—	—	85,048	—	—	(85,048)	—	—	—
Tuition payment processing and campus commerce revenue	—	53,894	—	53,894	—	—	—	53,894	—	53,894
Enrollment services revenue	—	—	119,397	119,397	—	—	—	119,397	—	119,397
Other income	644	—	—	644	17,169	8,656	—	26,469	—	26,469
Gain on sale of loans and debt repurchases	—	—	—	—	63,676	13,155	—	76,831	—	76,831
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	(30,802)	(30,802)
Derivative settlements, net	—	—	—	—	39,286	—	—	39,286	—	39,286
Total other income (expense)	217,129	53,894	119,397	390,420	120,131	20,285	(85,048)	445,788	(30,802)	414,986
Operating expenses:
Salaries and benefits	84,405	25,549	23,222	133,176	6,767	16,639	(5,456)	151,126	159	151,285
Cost to provide enrollment services	—	—	74,926	74,926	—	—	—	74,926	—	74,926
Depreciation and amortization	9,025	1,484	3,959	14,468	9	1,770	—	16,247	22,249	38,496
Impairment expense	—	—	32,728	32,728	—	—	—	32,728	—	32,728
Restructure expense	7,715	—	—	7,715	—	267	—	7,982	—	7,982
Other	41,708	8,158	9,267	59,133	19,557	21,526	—	100,216	—	100,216
Intersegment expenses, net	4,299	2,563	1,566	8,428	81,335	(10,171)	(79,592)	—	—	—
Total operating expenses	147,152	37,754	145,668	330,574	107,668	30,031	(85,048)	383,225	22,408	405,633
Income (loss) before income taxes and corporate overhead allocation	70,089	16,202	(26,271)	60,020	234,676	(33,290)	—	261,406	(45,708)	215,698
Corporate overhead allocation	—	—	—	—	—	—	—	—	—	—
Income (loss) before income taxes	70,089	16,202	(26,271)	60,020	234,676	(33,290)	—	261,406	(45,708)	215,698
Income tax (expense) benefit	(26,636)	(6,156)	9,984	(22,808)	(89,178)	19,186	—	(92,800)	16,227	(76,573)
Net income (loss)	$43,453	10,046	(16,287)	37,212	145,498	(14,104)	—	168,606	(29,481)	139,125

Additional information:
Net income (loss)	$43,453	10,046	(16,287)	37,212	145,498	(14,104)	—	168,606
Plus: Restructure expense	7,715	—	—	7,715	—	267	—	7,982
Plus: Impairment expense	—	—	32,728	32,728	—	—	—	32,728
Less: Net tax effect	(2,932)	—	(12,437)	(15,369)	—	917	—	(14,452)
Net income (loss), excluding restructure and impairment expense	$48,236	10,046	4,004	62,286	145,498	(12,920)	—	194,864

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

The adjustments required to reconcile from the Company’s “base net income” measure to its GAAP results of operations relate to items that are excluded from management’s evaluation of the Company’s operating results. The following table reflects adjustments associated with these items by operating segment and Corporate Activity and Overhead:

	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Asset Generation and Management	Corporate Activity and Overhead	Total
	Year ended December 31, 2011
Derivative market value and foreign currency adjustments	$—	—	—	(7,571)	25,378	17,807
Amortization of intangible assets	8,470	5,005	3,650	—	—	17,125
Compensation related to business combinations	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	—	—
Net tax effect (a)	(3,219)	(1,902)	(1,387)	2,877	(9,643)	(13,274)
Total adjustments to GAAP	$5,251	3,103	2,263	(4,694)	15,735	21,658
	Year ended December 31, 2010
Derivative market value and foreign currency adjustments	$—	—	—	(3,046)	(541)	(3,587)
Amortization of intangible assets	8,576	5,756	8,412	—	—	22,744
Compensation related to business combinations	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives	—	—	—	—	—	—
Net tax effect (a)	(3,259)	(2,189)	(3,199)	1,157	210	(7,280)
Total adjustments to GAAP	$5,317	3,567	5,213	(1,889)	(331)	11,877
	Year ended December 31, 2009
Derivative market value and foreign currency adjustments	$—	—	—	34,569	(3,767)	30,802
Amortization of intangible assets	4,848	7,440	9,961	—	—	22,249
Compensation related to business combinations	—	—	—	—	159	159
Variable-rate floor income, net of settlements on derivatives	—	—	—	(7,502)	—	(7,502)
Net tax effect (a)	(1,842)	(2,827)	(3,787)	(10,285)	2,514	(16,227)
Total adjustments to GAAP	$3,006	4,613	6,174	16,782	(1,094)	29,481

(a)	Income taxes are applied based on 38% for the individual operating segments.

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

Compensation related to business combinations: The Company has structured certain business combinations in which the consideration paid has been dependent on the sellers' continued employment with the Company. As such, the value of the consideration paid is recognized as compensation expense by the Company over the term of the applicable employment agreement. “Base net income” excludes this expense because the Company believes such charges do not drive its operating performance on a long-term basis and can affect the period-to-period comparability of the results of operations. If the Company did not enter into the employment agreements in connection with the acquisition, the amount paid to these former shareholders of the acquired entity would have been recorded by the Company as additional consideration of the acquired entity, thus, not having an effect on the Company's results of operations. The compensation expense related to these existing agreements was fully expensed in 2009.

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

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

The following are the primary service offerings the Company offers as part of its Student Loan and Guaranty Servicing segment:

•	Servicing FFELP loans

•	Originating and servicing non-federally insured student loans

•	Servicing federally-owned student loans for the Department of Education

•	Servicing and outsourcing services for guaranty agencies

•	Providing student loan servicing software and other information technology products and services

The Student Loan and Guaranty Servicing operating segment provides for the servicing of the Company's student loan portfolio and the portfolios of third parties. The loan servicing activities include loan origination activities, loan conversion activities, application processing, borrower updates, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company's portfolio in addition to generating external fee revenue when performed for third-party clients.

Beginning in 2009, the Company began servicing loans for the Department of Education as further discussed below.

This operating segment also provides servicing activities for guarantee agencies. These activities include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services.

This operating segment also provides student loan servicing software, which is used internally by the Company and licensed to third-party student loan holders and servicers. This software system has been adapted so that it can be offered as a hosted servicing software solution that can be used by third parties to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans.  In October 2011, the Company began hosting student loan servicing volume on its servicing software platforms to a significant customer. The Company earns a monthly fee from remote hosting customers for each unique borrower on the Company's platform. As of December 31, 2011, 9.6 million borrowers were hosted on the Company's hosted servicing software solution platforms. In addition, this operating segment provides information technology products and services, with core areas of business in educational loan software solutions, technical consulting services, and enterprise content management solutions.

Direct Loan Servicing Contract

In June 2009, the Company was one of four private sector companies awarded a student loan servicing contract by the Department to provide additional servicing capacity for loans owned by the Department. These loans include Federal Direct Loan Program loans and FFEL Program loans purchased by the Department. The Company earns a monthly fee from the Department for each unique borrower who has loans owned by the Department and serviced by the Company. In September 2009, the Department began assigning purchased FFELP loans to the four servicers. Beginning with the second year of servicing, the Department began allocating new loan volume among the four servicers based on five performance metrics.

•
Three metrics measure the satisfaction among separate customer groups, including borrowers, financial aid personnel at postsecondary schools participating in the federal student loan programs, and Federal Student Aid and other federal agency personnel or contractors who work with the servicers.

•	Two performance metrics measure the success of default prevention efforts as reflected by the percentage of borrowers and percentage of dollars in each servicer's portfolio that go into default.

Based on the first and second years of survey results, the Company was ranked fourth out of the four private sector companies and has been allocated 16% of new loan volume originated by the Department from the period from August 15, 2010 through August 14, 2012 (the second and third years of the servicing contract). The Department projects it will originate new loans for 4.1 million borrowers in total during the third year of this contract (August 15, 2011 through August 14, 2012), which is currently being allocated to the four servicers. Higher allocations could increase total revenue and profit margins. The Company is focused on improving survey results to increase this allocation in future periods and has and will continue to incur additional operating expenses in support of these initiatives.

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

Segment Summary of Results

Significant items impacting 2011 operating results include:

•	A decrease in FFELP servicing revenue due to the loss of servicing volume from third-party customers.

•	An increase in government servicing revenue due to increased volume from the Department.

•	Excluding rehabilitation collections, a decrease in guaranty servicing revenue due to the amortization of the guaranty servicing portfolio.

•	An increase in software services revenue as a result of the Company beginning to provide hosted student loan servicing to a significant customer in October 2011.

•	A decrease in operating margin due to the government servicing portfolio growing as a percentage of the Company's total servicing portfolio.

•	An increase in operating expenses due to incurring additional costs related to the government servicing contract and the hosted servicing software product.

Student Loan Servicing Volumes (dollars in millions)

Company owned	$23,139	$24,378	$26,351	$26,183	$23,727	$23,249	$22,757	$22,503	$22,650
% of Total	61.6%	56.7%	55.3%	47.0%	38.6%	34.2%	33.0%	30.2%	29.8%
Number of borrowers:
Government servicing:	441,913	1,055,896	1,530,308	2,510,630	2,804,502	2,814,142	2,666,183	2,966,706	3,036,534
FFELP servicing:	2,311,558	2,327,016	2,329,150	2,227,288	1,912,748	1,870,538	1,837,272	1,812,582	1,799,484
Total:	2,753,471	3,382,912	3,859,458	4,737,918	4,717,250	4,684,680	4,503,455	4,779,288	4,836,018

Summary and Comparison of Operating Results

	Year ended December 31,			December 31, 2011 vs. 2010 Increase (Decrease)		December 31, 2010 vs. 2009 Increase (Decrease)
	2011	2010	2009	$	%	$	%
Net interest income	$58	62	112	(4)	(6.5)%	(50)	(44.6)%
Loan and guaranty servicing revenue	175,657	158,838	131,437	16,819	10.6	27,401	20.8
Intersegment servicing revenue	69,037	85,342	85,048	(16,305)	(19.1)	294	0.3
Other income	—	519	644	(519)	(100.0)	(125)	(19.4)
Total other income	244,694	244,699	217,129	(5)	—	27,570	12.7
Salaries and benefits	102,878	95,293	84,405	7,585	8.0	10,888	12.9
Depreciation and amortization	6,843	5,179	9,025	1,664	32.1	(3,846)	(42.6)
Restructure expense	—	6,040	7,715	(6,040)	(100.0)	(1,675)	(21.7)
Other expenses	60,442	60,061	41,708	381	0.6	18,353	44.0
Intersegment expenses, net	4,776	5,221	4,299	(445)	(8.5)	922	21.4
Total operating expenses	174,939	171,794	147,152	3,145	1.8	24,642	16.7
"Base net income" before income taxes and corporate overhead allocation	69,813	72,967	70,089	(3,154)	(4.3)	2,878	4.1
Corporate overhead allocation	(4,138)	(5,856)	—	1,718	(29.3)	(5,856)	(100.0)
"Base net income" before income taxes	65,675	67,111	70,089	(1,436)	(2.1)	(2,978)	(4.2)
Income tax expense	(24,955)	(25,502)	(26,636)	547	(2.1)	1,134	(4.3)
"Base net income"	$40,720	41,609	43,453	(889)	(2.1)%	(1,844)	(4.2)%

Additional information:
"Base net income"	$40,720	41,609	43,453	(889)	(2.1)%	(1,844)	(4.2)%
Restructure expense (recovery)	—	6,040	7,715	(6,040)	(100.0)	(1,675)	(21.7)
Net tax effect	—	(2,295)	(2,932)	2,295	(100.0)	637	(21.7)
"Base net income," excluding restructure expense	$40,720	45,354	48,236	(4,634)	(10.2)%	(2,882)	(6.0)%

Before Tax Operating Margin, excluding restructure expense and corporate overhead allocation	28.5%	32.3%	35.8%

Loan and guaranty servicing revenue

	Year ended December 31,
	2011			2010			2009
	Origination revenue	Servicing revenue	Total revenue	Origination revenue	Servicing revenue	Total revenue	Origination revenue	Servicing revenue	Total revenue
FFELP servicing (a)	$—	27,275	27,275	254	36,759	37,013	1,893	57,630	59,523
Private servicing (b)	1,451	8,460	9,911	1,463	7,841	9,304	816	7,454	8,270
Government servicing (c)	—	50,978	50,978	—	29,947	29,947	—	1,679	1,679
Guaranty servicing (d)	—	64,050	64,050	131	63,495	63,626	307	40,494	40,801
Software services (e)	—	23,443	23,443	—	18,948	18,948	—	21,164	21,164
Loan and guaranty servicing revenue	$1,451	174,206	175,657	1,848	156,990	158,838	3,016	128,421	131,437

Year ended December 31, 2011 compared to the year ended December 31, 2010

Loan and guaranty servicing revenue.

(a)
FFELP servicing revenue decreased in 2011 compared to 2010 due to the loss of servicing volume from third-party customers as a result of these customers selling their portfolios to the Company and/or the Department of Education under a program that offered liquidity to student loan lenders. The decrease is also due to third-party customers' FFELP portfolios decreasing in size due to runoff.

(b)	Non-federally insured servicing revenue increased during 2011 compared to 2010 due to an overall increase in volume and the addition of a new customer contract.

(c)	Government servicing revenue increased during 2011 compared to 2010 due to an increase in volume from the Department.

(d)
Guaranty servicing revenue increased in 2011 compared to 2010 due to additional revenue earned from rehabilitation collections on defaulted loan assets. For the year ended December 31, 2011, the Company earned $34.2 million in revenue from rehabilitation collections compared to $33.4 million for the same period in 2010.  Excluding the rehabilitation collection revenue, revenue from guaranty servicing decreased $0.4 million for the year ended December 31, 2011 compared to the same period in 2010 due to the amortization of the guaranty servicing portfolio.

(e)
In October 2011, the Company began providing hosted student loan servicing to a significant customer which resulted in an increase of software services revenue compared to the prior year. This increase was offset by a reduction in revenue due to a decease in the number of other products and services provided to external customers as a result of legislative changes in the student loan industry.

Intersegment servicing revenue. Intersegment servicing revenue includes servicing revenue earned for the Student Loan and Guaranty Servicing operating segment as a result of servicing loans for the Asset Generation and Management operating segment.

Operating expenses.  Excluding restructure expense and collection costs related to loan rehabilitation revenue, 2011 operating expenses increased $12.1 million (8.3%) compared with the same period in 2010.  These increases were due to incurring additional costs related to:

•	Supporting the increase in government servicing volume.

•	Supporting initiatives to improve performance metrics under the government servicing contract.

•	Preparing for the additional volume that was added to the Company's servicing platforms in October 2011 related to the hosted servicing software solution.

The Company expects continued compression of operating margin in this operating segment as a result of the government servicing portfolio growing as a percentage of the Company’s total servicing portfolio.

Year ended December 31, 2010 compared to the year ended December 31, 2009

Loan and guaranty servicing revenue.

(a)
FFELP origination revenue decreased in 2010 compared with 2009 due to legislative changes and market disruptions causing lenders to exit the FFELP marketplace. In addition, effective July 1, 2010, the Reconciliation Act of 2010 prohibits new loan originations under the FFEL Program. FFELP servicing revenue decreased in 2010 due to the loss of servicing volume from third-party customers as a result of these customers selling their portfolios to the Company and/or the Department of Education under a program that offered liquidity to student loan lenders.

(b)	Non-federally insured servicing revenue increased during 2010 compared to 2009 due to an overall increase in volume and the addition of customer contracts.

(c)	Government servicing revenue increased during 2010 compared to 2009 due to an increase in volume from the Department.

(d)
Guaranty servicing revenue increased in 2010 compared to 2009 due to additional revenue earned from rehabilitation collections on defaulted loan assets. For the year ended December 31, 2010, the Company earned $33.4 million in revenue from rehabilitation collections compared to $7.8 million for the same period in 2009. Excluding rehabilitation collection revenue, revenue from guaranty servicing decreased $2.8 million for the year ended December 31, 2010 compared to the same period in 2009 due to the amortization of the guaranty servicing portfolio and the elimination of FFELP origination activity in 2010.

(e)
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

In the K-12 market, the Company offers actively managed tuition payment plans, as well as assistance with financial needs assessment and donor management. The Company offers two principal products to the higher education market: actively managed tuition payment plans and campus commerce technologies and payment processing. On June 30, 2011, the Company purchased contracts with more than 370 K-12 schools to provide tuition payment plan services. This increased the number of K-12 schools the Company works with by eight percent.

This segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Tuition management revenue is recognized over the course of the academic term, but the peak operational activities take place in summer and early fall. Revenue associated with providing electronic commerce subscription services is recognized over the service period with the highest revenue months being July through September and December and January.  The Company’s operating expenses do not follow the seasonality of the revenues. This is primarily due to generally fixed year-round personnel costs and seasonal marketing costs. Based on the timing of revenue recognition and when expenses are incurred, revenue and pre-tax operating margin are higher in the first quarter and lower in the second quarter.

Segment Summary of Results

Significant items impacting 2011 operating results include:

•	An increase in revenue as a result of an increase in the number of managed tuition payment plans and campus commerce customers.

•	An improved operating margin, which includes strong revenue growth while still incurring expenses related to continued investments in new products and services.

Summary and Comparison of Operating Results

	Year ended December 31,			December 31, 2011 vs. 2010 Increase (Decrease)		December 31, 2010 vs. 2009 Increase (Decrease)
	2011	2010	2009	$	%	$	%
Net interest income	$21	32	62	(11)	(34.4)%	(30)	(48.4)%
Tuition payment processing and campus commerce revenue	67,797	59,824	53,894	7,973	13.3	5,930	11.0
Salaries and benefits	30,070	27,180	25,549	2,890	10.6	1,631	6.4
Depreciation and amortization	1,174	1,333	1,484	(159)	(11.9)	(151)	(10.2)
Other expenses	10,192	9,531	8,158	661	6.9	1,373	16.8
Intersegment expenses, net	4,714	3,579	2,563	1,135	31.7	1,016	39.6
Total operating expenses	46,150	41,623	37,754	4,527	10.9	3,869	10.2
"Base net income" before income taxes and corporate overhead allocation	21,668	18,233	16,202	3,435	18.8	2,031	12.5
Corporate overhead allocation	(1,379)	(1,952)	—	573	(29.4)	(1,952)	(100.0)
"Base net income" before income taxes	20,289	16,281	16,202	4,008	24.6	79	0.5
Income tax expense	(7,709)	(6,189)	(6,156)	(1,520)	24.6	(33)	0.5
"Base net income"	$12,580	10,092	10,046	2,488	24.7%	46	0.5%
Before Tax Operating Margin, excluding corporate overhead allocation	32.0%	30.5%	30.0%

Tuition payment processing and campus commerce revenue. Tuition payment processing and campus commerce revenue has been increasing year over year as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce customers.

Operating expenses. Operating expenses have also been increasing year over year as a result of incurring additional costs to support the increase in the number of managed tuition payment plans and campus commerce customers. In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings. The amount and types of investments made by the Company impacts operating expenses and operating margin from period to period.

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students (interactive and list marketing services) and helping students plan and prepare for life after high school and/or military service (publishing services and resource centers). Interactive marketing products and services include agency of record services, qualified inquiry generation, pay per click services, inquiry management software, and other marketing management, along with call center solutions. The inquiry management software allows schools to manage their inquiry flow and perform analytics on the inquiries received by the school. The majority of interactive marketing revenue is derived from fees that are earned through the delivery of qualified inquiries or clicks to colleges and universities. List marketing services include providing lists to help higher education institutions and businesses reach the middle school, high school, college bound high school, college, and young adult market places. Publishing services include test preparation study guides, school directories and databases, and career exploration guides.  Resource centers include online courses, scholarship search and selection data, career planning, and on-line information about colleges and universities.

Certain provisions in new Gainful Employment regulations issued by the Department under the Higher Education Act that became effective July 1, 2011 could have an impact on the Company's Enrollment Services operating segment, in connection with services it provides to for-profit schools.  The Higher Education Act provides that to be eligible to participate in Federal student financial aid programs (Title IV funds), educational institutions, including for-profit schools, must enter into a program participation agreement with the Department. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing any commission, bonus, or other incentive payment to any individual or entity engaged in recruiting or admission activities, based on their success in securing enrollments. Previous regulations included a number of activities, or “safe harbors,” that did not constitute prohibited incentive compensation. One of those safe harbors permitted an institution to provide incentive compensation for internet-based recruitment and admission activities. The Department's newly issued regulations repeal all existing safe harbors regarding incentive compensation in recruiting, though exempting “click”-based payments to third parties who provide internet generated student contact information. The new regulations also create liability for misrepresentation in advertisements, offers, and communications presented to prospective students, with associated penalties for noncompliance with these standards.

In addition, these new regulations impose strict liability on educational institutions for misrepresentations made by entities, like the Company, who contract with the institutions to provide marketing services. As a result, the Company's school customers have demanded and, in limited circumstances, the Company has acquiesced to be subject to increased limitations of liability in its contracts and, in some cases, to indemnify its customers for actions by its third-party publishers. The Company has developed proprietary software systems and processes to detect and remediate potential misrepresentation violations.

The Department also recently issued new regulations under Title IV of the Higher Education Act providing that for-profit schools are eligible to participate in Title IV student financial aid programs only with respect to educational programs that lead to “gainful employment” in a recognized occupation. These regulations, most of which became effective July 1, 2011, require for-profit schools to provide prospective students with each eligible program's recognized occupations, cost, completion rate, job placement rate, and median loan debt of those that have completed the program, and provide that Title IV funds may not be available to students enrolled in educational programs offered by for-profit schools if those programs do not meet certain debt-to-income ratios and loan repayment metrics to be measured beginning July 1, 2012.

Significantly all interactive marketing revenue (which makes up approximately 80 percent of total revenue included in this segment) is generated from for-profit schools. The regulations discussed above may subject the Company to greater risk of liability and may increase the Company's costs of compliance with these regulations or limit the Company's ability to serve for-profit schools. In addition, these regulations could negatively impact enrollment at for-profit schools, which could adversely affect interactive marketing revenue.

Segment Summary of Results

Significant items impacting 2011 operating results include a decrease in revenue and operating margin due to the effects from current regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

Summary and Comparison of Operating Results

	Year ended December 31,			December 31, 2011 vs. 2010 Increase (Decrease)		December 31, 2010 vs. 2009 Increase (Decrease)
	2011	2010	2009	$	%	$	%
Enrollment services revenue	$130,470	139,897	119,397	(9,427)	(6.7)%	20,500	17.2%
Salaries and benefits	25,155	24,827	23,222	328	1.3	1,605	6.9
Cost to provide enrollment services	86,548	91,647	74,926	(5,099)	(5.6)	16,721	22.3
Depreciation and amortization	3,204	7,359	3,959	(4,155)	(56.5)	3,400	85.9
Impairment expense	—	26,599	32,728	(26,599)	(100.0)	(6,129)	(18.7)
Other expenses	9,425	10,681	9,267	(1,256)	(11.8)	1,414	15.3
Intersegment expenses, net	3,521	2,461	1,566	1,060	43.1	895	57.2
Total operating expenses	127,853	163,574	145,668	(35,721)	(21.8)	17,906	12.3
"Base net income" before income taxes and corporate overhead allocation	2,617	(23,677)	(26,271)	26,294	(111.1)	2,594	(9.9)
Corporate overhead allocation	(1,379)	(1,952)	—	573	(29.4)	(1,952)	(100.0)
"Base net income" before income taxes	1,238	(25,629)	(26,271)	26,867	(104.8)	642	(2.4)
Income tax (expense) benefit	(471)	9,740	9,984	(10,211)	(104.8)	(244)	(2.4)
"Base net income"	$767	(15,889)	(16,287)	16,656	(104.8)%	398	(2.4)%

Additional information:
"Base net income"	$767	(15,889)	(16,287)	16,656	(104.8)%	398	(2.4)%
Impairment expense	—	26,599	32,728	(26,599)	(100.0)	(6,129)	(18.7)
Net tax effect	—	(10,108)	(12,437)	10,108	(100.0)	2,329	(18.7)
"Base net income," excluding impairment expense	$767	602	4,004	165	27.4%	(3,402)	(85.0)%
Before Tax Operating Margin, excluding corporate overhead allocation, list cost amortization, and impairment expense	4.1%	6.8%	7.8%

 Enrollment services revenue, cost to provide enrollment services, and gross profit

	Year ended December 31, 2011
	Interactive marketing (a)	Publishing services (b)	Subtotal	Resource centers and list marketing (c)	Total
Enrollment services revenue	$109,002	9,505	118,507	11,963	130,470
Cost to provide enrollment services	84,086	2,462	86,548
Gross profit	$24,916	7,043	31,959
Gross profit %	22.9%	74.1%	27.0%

	Year ended December 31, 2010
	Interactive marketing (a)	Publishing services (b)	Subtotal	Resource centers and list marketing (c)	Total
Enrollment services revenue	$115,884	10,909	126,793	13,104	139,897
Cost to provide enrollment services	88,553	3,094	91,647
Gross profit	$27,331	7,815	35,146
Gross profit %	23.6%	71.6%	27.7%

	Year ended December 31, 2009
	Interactive marketing (a)	Publishing services (b)	Subtotal	Resource centers and list marketing (c)	Total
Enrollment services revenue	$94,593	12,167	106,760	12,637	119,397
Cost to provide enrollment services	70,755	4,171	74,926
Gross profit	$23,838	7,996	31,834
Gross profit %	25.2%	65.7%	29.8%

Enrollment services revenue, cost to provide enrollment services, and gross profit.

Year ended December 31, 2011 compared to December 31, 2010

(a)
Interactive marketing revenue decreased $6.9 million (5.9%) for the year ended December 31, 2011 compared with 2010 as a result of a decrease in interactive marketing services volume. The gross profit margin for the year ended December 31, 2011 compared to 2010 decreased as a result of more competitive pricing. Revenue and profit margin have been affected by the current regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

(b)
Publishing services revenue decreased $1.4 million (12.9%) for the year ended December 31, 2011 compared with 2010 due to competition related to online delivery of similar products and the timing of book releases and types of products sold. The gross profit margin for publishing increased for the year ended December 31, 2011 compared to the same period in 2010 as a result of a shift in the mix of products sold.

(c)
Resource centers and list marketing revenue decreased $1.1 million (8.7%) for year ended December 31, 2011 compared with 2010 due to decreases in customer spending in both resource center products and list sales.

Year ended December 31, 2010 compared to December 31, 2009

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

Depreciation and amortization.  Depreciation and amortization for the years ended December 31, 2011, 2010, and 2009, includes $2.7 million, $6.6 million, and $2.9 million, respectively, of amortization expense related to student list costs. In 2010, the Company accelerated the amortization of student list costs to better reflect the pattern in which the economic benefit of this asset is used to generate revenue.

Impairment expense. As a result of the 2010 annual goodwill impairment test, the Company recorded impairment charges at two reporting units included in the Enrollment Services operating segment. These charges consisted of $23.9 million related to its interactive marketing business and $2.7 million related to its list marketing business. As a result of the 2009 annual goodwill impairment test, the Company recorded impairment charges of $32.7 million related to its list marketing business.

Operating expenses.  Excluding the cost to provide enrollment services, student list cost amortization expense, and impairment charges, operating expenses for year ended December 31, 2011 was flat compared to 2010 due to a reduction in facilities costs, offset by investment in new products and services to meet customer needs and expand service offerings.

Excluding the cost to provide enrollment services, student list amortization expense, and impairment charges, operating expenses increased $3.5 million (10.1%) for the year ended December 31, 2010 compared to 2009 as a result of investment in new products and services to meet customer needs and expand product and service offerings.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

The Asset Generation and Management Operating Segment includes the acquisition, management, and ownership of the Company’s student loan assets, which was historically the Company’s largest product and service offering. The Company generates a substantial portion of its earnings from the spread, referred to as the Company’s student loan spread, between the yield it receives on its student loan portfolio and the associated costs to finance such portfolio. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose. In addition to the student loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.

Segment Summary of Results

Significant items impacting 2011 operating results include:

•	Continued recognition of significant fixed rate floor income due to historically low interest rates.

•	The purchase of $2.8 billion of FFELP student loans during 2011 from various third parties, including the $1.9 billion loan acquisition described below.

Loan Acquisition

On July 8, 2011, the Company purchased the residual interest in $1.9 billion of securitized federally insured consolidation loans. The Company acquired the ownership interest in GCO SLIMS Trust I giving the Company rights to the residual interest in GCO Education Loan Funding Trust-I (the "GCO Trust"). The GCO Trust includes federally insured consolidation loans funded to term with $1.9 billion of bonds and notes payable. The Company has consolidated these trusts on its consolidated balance sheet because management has determined the Company is the primary beneficiary of the trusts. Upon acquisition of the assets, the Company recorded the student loans and bonds and notes payable at fair value, resulting in the recognition of a student loan discount of $153.9 million and a bonds and notes payable discount of $174.9 million. These discounts will be accreted using the effective interest method over the lives of the underlying assets and liabilities.

Student Loan Portfolio

The tables below outline the components of the Company’s student loan portfolio:

	As of	As of		As of
	December 31, 2011	December 31, 2010		December 31, 2009
	Held for investment	Held for investment	Held for sale (a)	Held for investment
Federally insured loans:
Stafford and other	$7,480,182	7,927,525	—	7,620,792
Consolidation	16,852,527	15,830,174	—	15,851,761
Total	24,332,709	23,757,699	—	23,472,553
Non-federally insured loans	26,916	26,370	84,987	163,321
	24,359,625	23,784,069	84,987	23,635,874
Unamortized loan (discount) premium and deferred origination costs, net	(13,267)	207,571	—	341,970
Allowance for loan losses – federally insured loans	(37,205)	(32,908)	—	(30,102)
Allowance for loan losses – non-federally insured loans	(11,277)	(10,718)	—	(20,785)
	$24,297,876	23,948,014	84,987	23,926,957

Allowance for federally insured loans as a percentage of such loans	0.15%	0.14%		0.13%

Allowance for non-federally insured loans as a percentage of such loans (b)	41.90%	40.64%		12.73%

(a)
On January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent.  As of December 31, 2010, the Company classified this portfolio as held-for-sale and the loans were carried at fair value.

(b)
The allowance for non-federally insured loans as a percentage of such loans significantly increased during 2010. After selling a significant portion of its non-federally insured loans in 2009 and 2010, the remaining balance of non-federally insured loans classified as held for investment includes loans with higher credit risk.

Loan Activity

The following table sets forth the activity of loans classified as “held for investment”:

	Year ended December 31,
	2011	2010	2009
Beginning balance (loans held for investment)	$23,784,069	23,635,874	25,061,049
Loan originations	—	831,048	1,669,582
Loan acquisitions	2,841,334	3,371,116	1,110,291
Total originations and acquisitions (a)	2,841,334	4,202,164	2,779,873
Repayments, claims, capitalized interest, participations, and other	(1,650,489)	(1,221,662)	(1,443,191)
Consolidation loans lost to external parties	(585,230)	(599,927)	(430,475)
Loans sold (b)	(30,059)	(2,141,124)	(2,331,382)
Loans reclassified to held for sale	—	(91,256)	—
Ending balance (loans held for investment)	$24,359,625	23,784,069	23,635,874

(a)
The Reconciliation Act of 2010 resulted in the Company discontinuing originations of new loans under the FFEL Program effective July 1, 2010.   However, the Company believes there will be opportunities to continue to purchase FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses. For example, during 2011 and 2010, the Company purchased $2.8 billion and $3.4 billion, respectively, of FFELP student loans from various third parties.

(b)
During both 2010 and 2009, the Company sold $2.1 billion of student loans to the Department under a program that provided liquidity to student loan lenders. The loan sales in 2011 were not significant.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Year ended December 31,
	2011	2010	2009
Balance at beginning of period	$43,626	50,887	50,922
Provision for loan losses:
Federally insured loans	20,000	18,700	20,000
Non-federally insured loans	1,250	4,000	9,000
Total provision for loan losses	21,250	22,700	29,000
Charge-offs:
Federally insured loans	(17,166)	(18,603)	(14,954)
Non-federally insured loans	(4,147)	(7,282)	(5,304)
Total charge-offs	(21,313)	(25,885)	(20,258)

Recoveries - non-federally insured loans	1,310	1,263	1,543
Purchase (sale) of loans, net:
Federally insured loans	1,463	2,710	(520)
Non-federally insured loans	—	220	—
Reserve related to loans reclassified to held for sale	—	(6,269)	—
Transfer to/from repurchase obligation related to loans sold/purchased, net	2,146	(2,000)	(9,800)
Balance at end of period	$48,482	43,626	50,887

Allocation of the allowance for loan losses:
Federally insured loans	$37,205	32,908	30,102
Non-federally insured loans	11,277	10,718	20,785
Total allowance for loan losses	$48,482	43,626	50,887

Repurchase Obligations

As of December 31, 2011, the Company had participated a cumulative amount of $117.1 million of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.

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

	Year ended December 31,
	2011	2010	2009
Beginning balance	$12,600	10,600	—
Repurchase obligation transferred to/from the allowance for loan losses related to loans purchased/sold, net	(2,146)	2,000	9,800
Repurchase obligation associated with loans sold	6,269	—	—
Current period expense	2,500	—	800
Ending balance	$19,223	12,600	10,600

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s student loan delinquency amounts on loans held for investment.

	As of December 31,
	2011		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment (a)	$3,664,899		$4,358,616		$5,783,648
Loans in forbearance (b)	3,330,452		2,984,869		2,495,672
Loans in repayment status:
Loans current	14,600,372	84.2%	14,309,480	87.2%	13,038,428	85.8%
Loans delinquent 31-60 days (c)	844,204	4.9	794,140	4.8	691,232	4.5
Loans delinquent 61-90 days (c)	407,094	2.3	306,853	1.9	314,265	2.1
Loans delinquent 91-270 days (c)	1,163,437	6.7	789,795	4.8	906,608	6.0
Loans delinquent 271 days or greater (c)(d)	322,251	1.9	213,946	1.3	242,700	1.6
Total loans in repayment	17,337,358	100.0%	16,414,214	100.0%	15,193,233	100.0%
Total federally insured loans	$24,332,709		$23,757,699		$23,472,553

Non-Federally Insured Loans:
Loans in-school/grace/deferment (a)	$2,058		$3,500		$34,815
Loans in forbearance (b)	371		292		1,919
Loans in repayment status:
Loans current	16,776	68.5%	16,679	73.9%	118,761	93.8%
Loans delinquent 31-60 days (c)	706	2.9	1,546	6.8	3,023	2.4
Loans delinquent 61-90 days (c)	1,987	8.1	1,163	5.2	1,559	1.2
Loans delinquent 91 days or greater (c)	5,018	20.5	3,190	14.1	3,224	2.5
Total loans in repayment	24,487	100.0%	22,578	100.0%	126,567	100.0%
Total non-federally insured loans	$26,916		$26,370		$163,301

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

(d)
A portion of loans included in loans delinquent 271 days or greater include federally insured loans in claim status, which are loans that have gone into default and have been submitted to the guaranty agency.

The delinquency trends on the Company's portfolio of loans have increased as of December 31, 2011 due to the sustained downturn in the economy. In addition, the Company has focused significant time and resources on the government servicing contract, which has negatively impacted the delinquency performance of its portfolio. The increased delinquencies resulted in an increase in the federally insured loan provision in 2011 compared to 2010.

The Company's non-federally insured loan portfolio has decreased since 2008 as a result of loan sales, runoff, and the Company no longer originating non-federally insured loans. The amortization of the non-federally insured student loan portfolio during 2010 and 2011 resulted in provision expense being less than charge-offs during these periods.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets.

	Year ended December 31,
	2011	2010	2009
Variable student loan yield, gross	2.58%	2.64%	2.87%
Consolidation rebate fees	(0.72)	(0.68)	(0.70)
Premium/discount and deferred origination costs amortization/accretion (a)	(0.09)	(0.20)	(0.30)
Variable student loan yield, net	1.77	1.76	1.87
Student loan cost of funds - interest expense	(0.84)	(0.83)	(1.40)
Student loan cost of funds - bonds and notes payable discount accretion (a)	(0.06)	—	—
Student loan cost of funds - derivative settlements	0.05	0.03	0.16
Variable student loan spread	0.92	0.96	0.63
Variable rate floor income, net of settlements on derivatives	—	—	(0.03)
Fixed rate floor income, net of settlements on derivatives	0.60	0.52	0.58
Core student loan spread	1.52%	1.48%	1.18%
Average balance of student loans	$24,045,003	25,212,190	24,794,311
Average balance of debt outstanding	24,237,459	25,327,210	25,286,533

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

A trend analysis of the Company's core and variable student loan spreads is summarized below.

(a)
The interest earned on the majority of the Company's FFELP student loan assets is indexed to the three-month commercial paper indice. The Company funds the majority of its assets with the three-month LIBOR indexed floating rate securities. The relationship between these two indices has a significant impact on student loan spread. This table (the right axis) shows the difference between the average three-month LIBOR and commercial paper indices by quarter.

The Company's variable student loan spread was impacted primarily by the following items:

•
The tightening/widening of the CP/LIBOR spread increases/decreases variable student loan spread. Historically, the movement of the various interest rate indices received on the Company’s student loan assets, primarily three-month commercial paper, and paid on the debt to fund such loans, primarily LIBOR, was highly correlated. The short-term movement of these indices was dislocated beginning in August 2007, which negatively impacted the Company’s net interest income through the first half of 2009. Beginning in the third quarter of 2009, the CP/LIBOR spread began to tighten to more historical levels, which had a positive impact on spread. In 2010, the average CP/LIBOR spread was 5 basis points compared to 28 basis points in 2009, which resulted in an improved variable student loan spread in 2010 compared with 2009. In 2011, the average CP/LIBOR spread was 13 basis points compared to 5 basis points in 2010, which resulted in a decrease in variable student loan spread in 2011 compared with 2010.

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

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income, net of settlements on derivatives.  A summary of fixed rate floor income and its contribution to core student spread follows:

	Year ended December 31,
	2011	2010	2009
Fixed rate floor income, gross	$164,700	151,861	147,107
Derivative settlements (a)	(20,246)	(19,618)	(2,009)
Fixed rate floor income, net	$144,454	132,243	145,098
Fixed rate floor income contribution to spread, net	0.60%	0.52%	0.58%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2011, 2010, and 2009 are due to historically low interest rates. In addition, the 2011 amount increased due to the purchase of the residual interest in $1.9 billion of consolidation loans in July 2011. If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This Act includes changes to the FFELP student lender payment index from the commercial rate to the one-month LIBOR rate for the Special Allowance Payment calculation on outstanding FFELP loans held by student loan lenders. As of December 31, 2011, the Company had $23.4 billion of loans in which it intends to make the election to change the SAP calculation to the one-month LIBOR rate. This change mitigates the Company's exposure to basis risk and will allow the Company to better match borrowing and lending rates.

Summary and Comparison of Operating Results

	Year ended December 31,			December 31, 2011 vs. 2010 Increase (Decrease)		December 31, 2010 vs. 2009 Increase (Decrease)
	2011	2010	2009	$	%	$	%
Net interest income after provision for loan losses	$347,811	362,059	222,213	(14,248)	(3.9)%	139,846	62.9%
Other income	15,416	18,639	17,169	(3,223)	(17.3)	1,470	8.6
Gain on sale of loans and debt repurchases, net	1,433	73,709	63,676	(72,276)	(98.1)	10,033	15.8
Derivative settlements, net	(7,228)	(13,336)	39,286	6,108	(45.8)	(52,622)	(133.9)
Total other income	9,621	79,012	120,131	(69,391)	(87.8)	(41,119)	(34.2)
Salaries and benefits	2,791	4,524	6,767	(1,733)	(38.3)	(2,243)	(33.1)
Other expenses	13,381	12,752	19,566	629	4.9	(6,814)	(34.8)
Intersegment expenses, net	70,018	85,278	81,335	(15,260)	(17.9)	3,943	4.8
Total operating expenses	86,190	102,554	107,668	(16,364)	(16.0)	(5,114)	(4.7)
"Base net income" before income taxes and corporate overhead allocation	271,242	338,517	234,676	(67,275)	(19.9)	103,841	44.2
Corporate overhead allocation	(6,896)	(9,759)	—	2,863	(29.3)	(9,759)	(100.0)
"Base net income" before income taxes	264,346	328,758	234,676	(64,412)	(19.6)	94,082	40.1
Income tax expense	(100,451)	(124,928)	(89,178)	24,477	(19.6)	(35,750)	40.1
"Base net income"	$163,895	203,830	145,498	(39,935)	(19.6)%	58,332	40.1%

Net interest income after provision for loan losses (net of settlements on derivatives).

	Year ended December 31,			December 31, 2011 vs. 2010 Increase(Decrease)		December 31, 2010 vs. 2009 Increase(Decrease)
	2011	2010	2009	$	%	$	%
Variable interest income, net of settlements on derivatives (a)	$633,486	674,826	744,213	(41,340)	(6.1)%	(69,387)	(9.3)%
Consolidation rebate fees (b)	(174,387)	(170,998)	(174,075)	(3,389)	2.0	3,077	(1.8)
Amortization/accretion of loan premiums/discounts and deferred origination costs, net (c)	(21,095)	(50,731)	(73,529)	29,636	(58.4)	22,798	(31.0)
Interest on bonds and notes payable (d)	(204,946)	(210,968)	(355,929)	6,022	(2.9)	144,961	(40.7)
Bonds and notes payable discount accretion (e)	(13,695)	—	—	(13,695)	(100.0)	—	—
Variable student loan interest margin, net of settlements on derivatives	219,363	242,129	140,680	(22,766)	(9.4)	101,449	72.1
Fixed rate floor income, net of settlements on derivatives (f)	144,454	132,243	145,098	12,211	9.2	(12,855)	(8.9)
Investment interest (g)	1,051	1,421	6,724	(370)	(26.0)	(5,303)	(78.9)
Intercompany interest	(3,035)	(4,370)	(2,003)	1,335	(30.5)	(2,367)	118.2
Provision for loan losses (h)	(21,250)	(22,700)	(29,000)	1,450	(6.4)	6,300	(21.7)
Net interest income after provision for loan losses (net of settlements on derivatives (i))	$340,583	348,723	261,499	(8,140)	(2.3)%	87,224	33.4%

(a)
Variable interest income, net of settlements on derivatives, decreased year over year as a result of a decrease in the yield earned on student loans, net of derivative settlements (2.63% in 2011, 2.67% in 2010, and 3.03% in 2009). In addition, the average student loan portfolio decreased $1.2 billion (4.6%) during 2011 compared to the same period in 2010.  The decrease in yield in 2010 compared to 2009 was partially offset by a $0.4 billion (1.7%) increase in the average student loan portfolio balance.

(b)
Consolidation rebate fees increased in 2011 compared to 2010 due to the purchase of the residual interest in $1.9 billion of consolidation loans in July 2011. Consolidation rebate fees decreased in 2010 compared to 2009 due to decreases in the average consolidation loan portfolio, for which such fees are paid.

(c)
The amortization/accretion of loan premiums/discounts and deferred origination costs decreased year over year as a result of the purchase of loans at a discount, which has reduced the net costs being amortized/accreted.

(d)
Interest expense decreased in 2011 compared to 2010 as a result of a decrease in average debt outstanding of $1.1 billion (4.3%). Interest expense decreased in 2010 compared to 2009 due to a decrease in the cost of funds from 1.40% in 2009 to 0.83% in 2010.

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

	Year ended December 31,
	2011	2010	2009
Fixed rate floor income, gross	$164,700	151,861	147,107
Derivative settlements (a)	(20,246)	(19,618)	(2,009)
Fixed rate floor income, net	$144,454	132,243	145,098

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during the years ended December 31, 2011, 2010, and 2009 are due to historically low interest rates. In addition, the 2011 amount increased due to the purchase of the residual interest in $1.9 billion of consolidation loans in July 2011.

(g)	Investment income decreased year over year due to a decrease in interest rates as well as a decrease in average cash held over the same periods.

(h)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses inherent in the Company's portfolio of loans.  The non-federally insured loan provision decreased $2.8 million and $5.0 million during the years ended December 31, 2011 and 2010, respectively, compared to the same periods in 2010 and 2009. The decrease in 2010 from 2009 is primarily due to a decrease in the dollar amount of the Company's non-federally insured student loan portfolio, including those loans in repayment and loans delinquent, as well as continued aging of the portfolio. The decrease in 2011 from 2010 is primarily due to the continued aging of the portfolio.

The federally insured loan provision increased $1.3 million during the year ended December 31, 2011 compared to 2010, primarily due to an increase in delinquent loans. The federally insured loan provision decreased $1.3 million for the year ended December 31, 2010 compared to 2009, primarily due to a decrease in delinquent loans.

(i)
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

Other income. The following table summarizes the components of “other income”.

	Year ended December 31,
	2011	2010	2009
Borrower late fee income	$12,647	12,390	11,305
Other	2,769	6,249	5,864
Other income	$15,416	18,639	17,169

Gain on sale of loans and debt repurchases, net.  A summary of gains from the sale of loans and debt repurchases follows:

	Year ended December 31,
	2011	2010	2009
Gain on sale of loans (a)	$1,378	33,748	35,148
Gain on debt repurchases - asset-backed securities (b)	55	39,961	28,528
Gain on sale of loans and debt repurchases, net	$1,433	73,709	63,676

(a)
Included in the gain on sale of loans for the years ended December 31, 2010 and 2009 are gains of $33.8 million and $36.6 million, respectively, resulting from the sale of $2.1 billion of student loans in each of these years to the Department under a program that provided liquidity to student loan lenders.

(b)
During the years ended December 31, 2011, 2010, and 2009, the Company repurchased asset-backed securities of $12.3 million, $690.8 million, and $348.2 million, respectively. Due to improvements in the capital markets during 2011, the opportunities for the Company to repurchase debt at less than par are becoming more limited.

Salaries and benefits and other expenses.  During the year ended December 31, 2011, the Company recorded an other expense of $2.5 million related to its obligation to repurchase non-federally insured loans.  This expense was recorded due to management’s projected performance of the portfolio of loans subject to the repurchase obligation.  Excluding this expense, “salaries and benefits” and “other expenses” decreased in 2011 compared with 2010. In addition, "salaries and benefits" and "other expenses" decreased significantly in 2010 compared to 2009. These decreases in 2011 and 2010 were the result of a reduction in associates as part of the Company's restructuring initiatives and continued focus by the Company on managing costs , as well as a reduction in marketing costs due the elimination of new loan originations under the FFELP Program. These decreases were partially offset by an increase in fees paid to third parties for the servicing of the Company's student loan portfolio.

Intersegment expenses, net.  Intersegment expenses include fees paid to the Student Loan and Guaranty Servicing operating segment for the servicing of the Company’s student loan portfolio.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s fee generating businesses are non-capital intensive and all produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to the fee-based segments and any liquidity or capital needs are satisfied using cash flow from operations. Therefore, the Liquidity and Capital Resources discussion is concentrated on the Company’s liquidity and capital needs to meet existing debt obligations in the Asset Generation and Management operating segment.

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

As of December 31, 2011, the Company had $470.4 million of liquidity available for use (as summarized below). In addition, the Company generates a significant amount of cash from operations. The Company will continue to use its strong liquidity position to capitalize on market opportunities, including FFELP student loan acquisitions; strategic acquisitions and investments in its core business areas of loan financing, loan servicing, payment processing, and enrollment services (education planning); and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.

Sources of liquidity currently available

The following table details the Company’s sources of liquidity currently available:

As of December 31, 2011
Sources of primary liquidity:
Cash and cash equivalents	$42,570
Investments	50,780
Unencumbered private student loan assets	18,009
Asset-backed security investments - Class B subordinated notes (a)	76,513
Asset-backed security investments (b)	72,516
Available balance on unsecured line of credit (c)	210,000
Total sources of primary liquidity	$470,388

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

(b)
The Company has repurchased its own asset-backed securities (bonds and notes payable).  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, as of December 31, 2011, $72.5 million of these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.  The amount included in the table above is the par value of these notes and may not represent market value upon sale of the notes.

(c)
As of December 31, 2011, the Company had a $750.0 million unsecured line of credit with a maturity date of May 8, 2012. On February 17, 2012, the Company entered into a new $250.0 million unsecured line of credit. In conjunction with entering into this new agreement, the outstanding balance on the $750.0 million unsecured line of credit of $64.4 million was paid off in full and the agreement was terminated. As of February17, 2012, the $250.0 million unsecured line of credit had an outstanding balance of $40.0 million and $210.0 million was available for future use. The $250.0 million line of credit terminates on February 17, 2016. Included in the table above is the amount of availability on the new line of credit as of February17, 2012.

Cash generated from operations

The Company has historically generated positive cash flow from operations.  For the years ended December 31, 2011, 2010, and 2009, the Company had net cash flow from operating activities of $310.9 million, $194.9 million, and $324.7 million, respectively.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The Company had the following debt obligations outstanding that are secured by student loan assets and related collateral:

	As of December 31, 2011
	Carrying amount	Final maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$21,222,978	11/25/15 - 7/27/48
FFELP warehouse facilities	824,410	7/1/14
Department of Education Conduit	2,339,575	5/8/14
Other borrowings	43,119	11/14/12 - 3/1/22
	$24,430,082

Bonds and notes issued in asset-backed securitizations

The majority of the Company’s portfolio of student loans is funded in asset-backed securitizations that are structured to substantially match the maturity of the funded assets, thereby minimizing liquidity risk. In addition, due to (i) the difference between the yield the Company receives on the loans and cost of financing within these transactions, and (ii) the servicing and administration fees the Company earns from these transactions, the Company has created a portfolio that will generate earnings and significant cash flow over the life of these transactions.

As of December 31, 2011, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.81 billion as detailed below.  The $1.81 billion includes approximately $340.4 million (as of December 31, 2011) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances on the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans currently funded in asset-backed securitizations.  As of December 31, 2011, the Company had $21.1 billion of loans included in asset-backed securitizations, which represented 87 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department of Education’s Conduit Program and other warehouse facilities or loans acquired subsequent to December 31, 2011.

(a)	The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity and default rates.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securities transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $310 million to $370 million.

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

On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This Act includes changes to the FFELP student lender payment index from the commercial rate to the one-month LIBOR rate for the Special Allowance Payment calculation on outstanding FFELP loans held by student loan lenders. As of December 31, 2011, the Company had $23.4 billion of loans in which it intends to make the election to change the SAP calculation to the one-month LIBOR rate. This change mitigates the Company's exposure to basis risk and will allow the Company to better match borrowing and lending rates.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of December 31, 2011, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a liability of $17.8 million. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk."

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

The Company's NFSLW-I Warehouse facility has a maximum financing amount of $500.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which expires on July 1, 2012. The final maturity date of the facility is July 1, 2014. In the event the Company is unable to renew the liquidity provisions by July 1, 2012, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by July 1, 2014.

The NFSLW-I Warehouse facility provides for formula based advance rates, depending on FFELP loan type, up to a maximum of 85 percent to 98 percent of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 84.5 to 90 percent based on loan type. As of December 31, 2011, $496.7 million was outstanding under the NFSLW-I Warehouse facility, $3.3 million was available for future use, and $38.4 million was advanced as equity support.

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

The NHELP-I Warehouse facility provides for formula based advance rates, depending on FFELP loan type, up to a maximum of 93 percent to 95 percent of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 85 to 90 percent based on loan type. As of December 31, 2011, $327.7 million was outstanding under the NHELP-I Warehouse facility, $172.3 million was available for future use, and $20.1 million was advanced as equity support.

On February 1, 2012, the Company entered into a new FFELP warehouse facility (the “NHELP-II Warehouse”). The NHELP-II Warehouse has a maximum financing amount of $250.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which expire on January 31, 2013. The final maturity date of the facility is January 31, 2015. In the event the Company is unable to renew the liquidity provisions by January 31, 2013, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by January 31, 2015.

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

Department of Education Conduit

In May 2009, the Department implemented a program under which it finances eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the "Conduit Program").  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances were contributed by the Company. The Conduit Program expires on May 8, 2014. The Student Loan Short-Term Notes ("Student Loan Notes") issued by the Conduit Program are supported by a combination of  (i)

notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral for the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans. As of December 31, 2011, the Company had $2.3 billion borrowed under the facility and $84.7 million advanced as equity support in the facility. Effective July 1, 2010, no additional loans could be funded using the Conduit Program.

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

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the "FFELP Participation Agreement"). As of December 31, 2011, $509.2 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Asset-backed securities transactions

Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market.  Asset-backed securities transactions would be used to refinance student loans included in the FFELP warehouse facilities, the Department of Education Conduit facility, and/or existing asset-backed security transactions.  The FFELP warehouse facilities and Department Conduit facility have advance rates that are less than par.  As of December 31, 2011, the Company had approximately $58.5 million advanced in the FFELP warehouse facilities and approximately $84.7 million advanced in the Department Conduit facility.  Depending on the terms of asset-backed security transactions, refinancing loans included in these facilities could produce positive cash flow to the Company by reducing required advance rates and are contemplated by management when making student loan financing decisions.

During 2011, the Company completed an asset-backed securities transaction totaling $384.4 million.  Notes issued in this asset-backed securities transaction carry interest rates based on a spread to LIBOR.  The Company used the proceeds from the sale of these notes to purchase principal and interest on student loans, including loans which were previously financed in the NFSLW-I Warehouse facility.

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

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. When the fair value of a derivative instrument is negative (a liability on the Company's balance sheet), it would owe the counterparty if the derivative was settled.  If the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company may be required to post collateral is dependent upon its unsecured credit rating.  Based on the Company's current unsecured credit ratings (Standard and Poor: BBB- (stable outlook) and Moody's: Ba1 (stable outlook)), the Company has substantially collateralized its corporate derivative liability position with counterparties. As such, further downgrades would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate its contracts in the event of further downgrades. However, some long dated derivative contracts have mutual optional termination provisions that can be exercised in 2016 and 2021. As of December 31, 2011, the fair value of derivatives with early termination provisions was a negative $0.1 million (a liability on the Company's balance sheet).

Based on the derivative portfolio outstanding as of December 31, 2011, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates moves materially and negatively impacts the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives in which the fair value of such derivatives become negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of December 31, 2011, the fair value of the Company's derivatives which had a negative fair value (a liability on the Company's balance sheet) was $43.8 million and the Company had $34.0 million posted as collateral to derivative counterparties.

Description of Other Debt Facilities

Unsecured Line of Credit

As of December 31, 2011, the Company had a $750.0 million unsecured line of credit with a maturity date of May 8, 2012. As of December 31, 2011, there was $64.4 million outstanding on this line. On February17, 2012, the Company entered into a new $250.0 million unsecured line of credit. In conjunction with entering into this new agreement, the outstanding balance on the $750.0 million unsecured line of credit of $64.4 million was paid off in full and the agreement was terminated. As of February 17, 2012, the $250.0 million unsecured line of credit had an outstanding balance of $40.0 million and $210.0 million was available for future use. The $250.0 million line of credit terminates on February 17, 2016. Upon termination in 2016 there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.

The line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement. The covenants include maintaining:

•	A minimum consolidated net worth

•	A minimum adjusted EBITDA to recourse indebtedness (over the last four rolling quarters)

•	A limitation on recourse indebtedness

•	A limitation on the percentage of non-federally insured loans in the Company’s portfolio

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

Junior Subordinated Hybrid Securities

In September 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities ("Hybrid Securities"), of which $100.7 million was outstanding as of December 31, 2011. The Hybrid Securities are unsecured obligations of the Company. The interest rate on the Hybrid Securities from the date they were issued through the optional redemption date, September 28, 2011, was 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the "scheduled maturity date," the interest rate on the Hybrid Securities is equal to three-month LIBOR plus 3.375%, payable quarterly, which was 3.95% at December 31, 2011. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that the Company has received proceeds from the sale of certain qualifying capital securities prior to such date (as defined in the Hybrid Securities’ prospectus). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the prospectus, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities. At the Company's option, the Hybrid Securities are redeemable in whole or in part, any time on or after September 29, 2011, at their principal amount plus accrued and unpaid interest, provided in the case of a redemption in part that the principal amount outstanding after such redemption is at least $50.0 million.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased debt over the last several years. Gains recorded by the Company from the purchase of debt are included in "gain on the sale of loans and debt repurchases, net" on the Company’s consolidated statements of income. A summary of debt repurchases follows:

	Year ended December 31, 2011			Year ended December 31, 2010
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain
Unsecured debt - Junior Subordinated Hybrid Securities	$62,558	55,651	6,907	34,995	30,073	4,922
Asset-backed securities	12,254	12,199	55	690,750	650,789	39,961
	$74,812	67,850	6,962	725,745	680,862	44,883

Due to improvements in the capital markets during 2011, the opportunities for the Company to repurchase debt at less than par value are becoming more limited.

Stock Repurchases

During 2006, the Company's Board of Directors authorized a stock repurchase program to repurchase shares of the Company's Class A common stock. As of December 31, 2011, approximately 1.6 million shares may still be purchased under the program. The program has an expiration date of May 24, 2012. Certain share repurchases reflected in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Shares repurchased by the Company during 2011 and 2010 are shown in the table below.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Year ended December 31, 2011	1,436,423	$27,134	$18.89

Year ended December 31, 2010	1,866,332	$39,805	$21.33

Contractual Obligations

The Company’s contractual obligations were as follows:

	As of December 31, 2011
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Bonds and notes payable	$24,595,169	8,900	3,163,985	314,335	21,107,949
Operating lease obligations (a)	19,214	6,787	9,107	2,986	334
Total	$24,614,383	15,687	3,173,092	317,321	21,108,283

(a)
The Company is committed under noncancelable operating leases for certain office and warehouse space and equipment.  Operating lease obligations are presented net of approximately $1.2 million in sublease arrangements.

As of December 31, 2011, the Company had a reserve of $15.0 million for uncertain income tax positions (including the federal benefit received from state positions).  This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

As of December 31, 2011, the Company had participated a cumulative amount of $117.1 million of non-federally insured loans to third parties.  Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent. In addition, on January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. As of December 31, 2011, the Company has $19.2 million accrued related to these repurchase obligations which is included in "other liabilities" in the Company’s consolidated balance sheet.  These obligations are not included in the above table.

On January 8, 2010, the Company purchased certain assets of a software company that constituted a business combination.  The initial consideration paid by the Company was $3.0 million in cash.  In addition to the initial purchase price, additional payments are to be made by the Company based on certain operating results as defined in the purchase agreement.  On February 1, 2011, the Company made an additional payment of $1.3 million. Additional, contingent payments are payable in two annual installments due in March 2012 and March 2013 and in total are estimated by the Company, as of December 31, 2011, to be $3.5 million.  The estimated contingency payments are included in "other liabilities" in the Company’s consolidated balance sheet. The contingent payments will be remeasured to fair value each reporting date until the contingency is resolved, with all changes in fair value being recognized in earnings. This obligation is not included in the above table.

Dividends

Dividends of $0.07, $0.10, $0.10, and $0.10 per share on the Company’s Class A and Class B common stock were paid on March 15, 2011, June 15, 2011, September 15, 2011, and December 15, 2011, respectively, to all holders of record as of March 1, 2011, June 1, 2011, September 1, 2011, and December 1, 2011, respectively.

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

CRITICAL ACCOUNTING POLICIES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the consolidated financial statements, which are included in this Annual Report on Form 10-K for the year ended December 31, 2011, includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

The allowance for federally insured and non-federally insured loans and the repurchase obligation related to loans sold are maintained at a level management believes is appropriate to provide for estimated probable credit losses inherent in the loan portfolios. This evaluation is inherently subjective because it requires estimates that may be susceptible to significant changes.

Revenue Recognition

Student loan income – The Company recognizes student loan income as earned, net of amortization of loan premiums and discounts and deferred origination costs. Loan income is recognized based upon the expected yield of the loan after giving effect to borrower utilization of incentives such as principal reductions for timely payments (“borrower benefits”) and other yield adjustments. The estimate of the borrower benefits discount is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits. For competitive and liquidity purposes, the Company frequently changed the borrower benefit programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the borrower benefit discount. Loan premiums/discounts, deferred origination costs, and borrower benefits are included in the carrying value of the student loan on the consolidated balance sheet and are amortized over the estimated life of the loan. The most sensitive estimate related to the amortization/accretion of loan premiums/discounts, deferred origination costs, and borrower benefits is the estimate of the constant prepayment rate (“CPR”). CPR is a variable in the life of loan estimate that measures the rate at which loans in a portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments. A number of factors can affect the CPR estimate, including the level of consolidation activity and default rates. Should any of these factors change, the estimates made by management would also change, which in turn would impact the amount of loan premium/discount and deferred origination cost amortization recognized by the Company in a particular period.

Loan and guaranty servicing revenue – Loan and guaranty servicing revenue consists of the following items:

•
Loan and guaranty servicing fees – Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value of loans, number of loans, or number of borrowers serviced for each customer. Guaranty servicing fees, generally, are calculated based on the number of loans serviced, volume of loans serviced, or amounts collected. Revenue is recognized when earned pursuant to applicable agreements, and when ultimate collection is assured.

•
Software services revenue – Software services revenue is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products.  Computer and software consulting and remote hosting revenues are recognized over the period in which services are provided to customers.

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

In April 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other: Testing for Goodwill Impairment ("ASU 2011-08"). This ASU amends FASB ASC Topic 350, Intangibles - Goodwill and Other, to simplify how an entity tests for goodwill impairment by allowing entities to first assess certain qualitative factors to determine whether the existence of certain events or circumstances would lead to a determination that it would be more likely than not that the fair value of a reporting unit is less than its carrying amount, instead of first performing a fair value analysis for each reporting unit. Entities that conclude, after assessing the totality of events and circumstances, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount are not required to perform the two-step impairment test. This guidance became effective on September 15, 2011 for annual and interim impairment tests for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company adopted the new guidance for its 2011 annual goodwill impairment test. As of November 30, 2011, the Company assessed qualitative factors and concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amount. As such, the Company was not required to perform the two-step impairment test.

The new accounting guidance includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including macroeconomic conditions, industry and market considerations, overall financial performance, and entity specific events. The examples of events and circumstances are not intended to be all-inclusive, and an entity may identify other relevant events or circumstances to consider in determining whether to perform the first step of the two-step impairment test. None of the individual examples of events and circumstances are intended to represent standalone events or circumstances that necessarily would require an entity to perform the first step of the goodwill impairment test.

In reaching its conclusion about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company also considered the extent to which an adverse event or circumstance, if any, effected the reporting unit's fair value. The Company placed more weight on the events and circumstances that most affect a reporting unit's fair value or the carrying amount of its net assets. The Company also considered positive and mitigating events and circumstances. In addition, the Company compared recent fair value calculations of reporting units, when available, to the carrying amount of the reporting units in deciding whether the first step of the impairment test was necessary.

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

The Company's evaluation of whether the fair value of a reporting unit is greater than its carrying amount and assumptions and estimates about future values and remaining useful lives of the Company’s intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company’s business strategy and internal forecasts. Although the Company believes the historical assumptions and estimates used are reasonable and appropriate, different assumptions and estimates could materially impact the reported financial results.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU amends FASB ASC Topic 310, Receivables, to clarify when a loan restructuring constitutes a troubled debt restructuring. Under the new guidance, student loans for which concessions are granted may now be considered troubled debt restructurings that were previously not. This guidance became effective July 1, 2011, applied retrospectively to January 1, 2011. The Company has determined this new guidance has no impact on its student loan receivable portfolio.

In April 2011, the FASB issued ASU 2011-08. See "Critical Accounting Policies - Goodwill and Intangible Assets - Impairment Assessments" related to the Company's adoption of this standard.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, “Presentation of Comprehensive Income." The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new guidance requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. This guidance will be effective for the Company in the first quarter 2012. As of the filing date of this report, the Company had not completed its evaluation of this new guidance.

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

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of December 31, 2011		As of December 31, 2010
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$10,899,733	44.7%	$8,525,279	35.7%
Variable-rate loan assets	13,459,892	55.3	15,343,777	64.3
Total	$24,359,625	100.0%	$23,869,056	100.0%

Fixed-rate debt instruments	$29,517	0.1%	$163,255	0.7%
Variable-rate debt instruments	24,565,652	99.9	24,509,217	99.3
Total	$24,595,169	100.0%	$24,672,472	100.0%

Loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payment formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable indice plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. The Company generally finances its student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.

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

	Year ended December 31,
	2011	2010	2009
Fixed rate floor income, gross	$164,700	151,861	147,107
Derivative settlements (a)	(20,246)	(19,618)	(2,009)
Fixed rate floor income, net	$144,454	132,243	145,098

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2011, 2010, and 2009 are due to historically low interest rates.  In addition, the 2011 amount increased due to the purchase of the residual interest in $1.9 billion of consolidation loans in July 2011. If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that are earning fixed rate floor income as of December 31, 2011:

	Borrower/	Estimated	Balance of
Fixed	lender	variable	assets earning fixed-rate
interest	weighted	conversion	floor income as of
rate range	average yield	rate (a)	December 31, 2011
< 3.0%	2.88%	0.24%	$1,724,692
3.0 - 3.49%	3.20%	0.56%	2,004,077
3.5 - 3.99%	3.65%	1.01%	1,963,495
4.0 - 4.49%	4.20%	1.56%	1,500,233
4.5 - 4.99%	4.72%	2.08%	853,672
5.0 - 5.49%	5.24%	2.60%	570,032
5.5 - 5.99%	5.67%	3.03%	346,414
6.0 - 6.49%	6.18%	3.54%	404,603
6.5 - 6.99%	6.70%	4.06%	361,069
7.0 - 7.49%	7.17%	4.53%	142,132
7.5 - 7.99%	7.70%	5.06%	239,146
8.0 - 8.99%	8.17%	5.53%	537,512
> 9.0%	9.04%	6.40%	252,656
			$10,899,733

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate.  As of December 31, 2011, the short-term interest rate was 20 basis points.

The following table summarizes the outstanding derivative instruments as of December 31, 2011 used by the Company to hedge loans earning fixed rate floor income.

	Notional	Weighted average fixed rate paid by the Company (a)
Maturity	amount
2013	$2,150,000	0.85%
2014	750,000	0.85
2015	100,000	2.26
2020	50,000	3.23
	$3,050,000	0.87%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

As of December 31, 2011, the Company had $2.8 billion of student loan assets that were eligible to earn variable-rate floor income.

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

The following table presents the Company’s FFELP student loan assets and related funding arranged by underlying indices as of December 31, 2011:

Index	Frequency of variable resets	Assets	Debt outstanding that funded student loan assets (a)
3 month H15 financial commercial paper (b)	Daily	$23,391,112	—
3 month Treasury bill	Varies	941,597	—
3 month LIBOR (c)	Quarterly	—	19,594,573
1 month LIBOR	Monthly	—	657,830
Auction-rate or remarketing (d)	Varies	—	970,575
Asset-backed commercial paper (e)	Varies	—	3,163,985
Other (f)		97,373	43,119
		$24,430,082	24,430,082

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of December 31, 2011:

Maturity	Notional amounts
2021	$250,000
2023	1,250,000
2024	250,000
2026	800,000
2028	100,000
2036	700,000
2039	150,000
2040	200,000
$3,700,000

(b)	The Company’s FFELP student loans earn interest based on the daily average 90-day H15 financial commercial paper index calculated on a fiscal quarter.

(c)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(d)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”) or through a remarketing utilizing remarketing agents (“Variable Rate Demand Notes”). As of December 31, 2011, the Company is sponsor on $751.4 million of Auction Rate Securities and $219.2 million of Variable Rate Demand Notes.

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

(e)
Asset-backed commercial paper consists of $824.4 million funded in the Company’s FFELP warehouse facilities and $2.3 billion funded through the Department’s Conduit Program.  Funding for the Conduit Program is provided by the capital markets at a cost based on market rates.

(f)	Assets include restricted cash and investments and other assets. Debt outstanding includes other debt obligations secured by student loan assets and related collateral.

On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This Act includes changes to the FFELP student lender payment index from the commercial paper rate to the one-month LIBOR rate for the Special Allowance Payment calculation on outstanding FFELP loans held by student loan lenders. As of December 31, 2011, the Company had $23.4 billion of loans in which it intends to make the election to change the SAP calculation to the one-month LIBOR rate. This change mitigates the Company's exposure to basis risk and will allow the Company to better match borrowing and lending rates. The Company currently expects the new formula to be developed and available for use in the second quarter of 2012.

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

The following table summarizes the effect of derivative instruments included in the consolidated statements of income. All gains and losses recognized in income related to the Company's derivative activity are included in "derivative market value and foreign currency and derivative settlements, net" on the consolidated statements of income.

	Year ended December 31,
	2011	2010	2009
Settlements:
Average/discrete basis swaps	$—	140	11,483
1:3 basis swaps	1,446	1,194	21,231
T-Bill/LIBOR basis swaps	(253)	(47)	—
Interest rate swaps - floor income hedges	(20,246)	(19,618)	(2,020)
Interest rate swaps - hybrid debt hedges	(744)	(495)	—
Cross-currency interest rate swaps	11,877	5,109	8,631
Other	80	(547)	(39)
Total settlements - (expense) income	(7,840)	(14,264)	39,286
Change in fair value - (expense) income	(50,513)	(77,134)	6,852
Derivative impact included in the consolidated statements of income	$(58,353)	(91,398)	46,138

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

	Year ended December 31, 2011
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(69,225)	(21.5)%	$(124,602)	(38.7)%	$(24,237)	(7.5)%	$(72,712)	(22.6)%
Impact of derivative settlements	50,569	15.7	151,705	47.1	—	—	—	—
Increase (decrease) in net income before taxes	$(18,656)	(5.8)%	$27,103	8.4%	$(24,237)	(7.5)%	$(72,712)	(22.6)%
Increase (decrease) in basic and diluted earnings per share	$(0.24)		$0.35		$(0.31)		$(0.94)
	Year ended December 31, 2010
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(66,443)	(22.0)%	$(121,075)	(40.0)%	$(25,327)	(8.4)%	$(75,982)	(25.1)%
Impact of derivative settlements	71,715	23.7	215,145	71.1	—	—	—	—
Increase (decrease) in net income before taxes	$5,272	1.7%	$94,070	31.1%	$(25,327)	(8.4)%	$(75,982)	(25.1)%
Increase (decrease) in basic and diluted earnings per share	$0.07		$1.20		$(0.32)		$(0.97)
	Year ended December 31, 2009
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(85,275)	(39.5)%	$(148,581)	(68.9)%	$(25,289)	(11.7)%	$(75,867)	(35.2)%
Impact of derivative settlements	4,189	1.9	12,567	5.8	—	—	—	—
Decrease in net income before taxes	$(81,086)	(37.6)%	$(136,014)	(63.1)%	$(25,289)	(11.7)%	$(75,867)	(35.2)%
Decrease in basic and diluted earnings per share	$(1.06)		$(1.77)		$(0.33)		$(0.99)

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

	Year ended December 31,
	2011	2010	2009
Re-measurement of Euro Notes	$32,706	80,721	(37,654)
Change in fair value of cross currency interest rate swaps	(14,287)	(74,899)	2,497
Total impact to statements of income - income (expense)	$18,419	5,822	(35,157)

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

	Year ended December 31,
	2011	2010	2009
Change in fair value of derivatives	$(50,513)	(77,134)	6,852
Foreign currency transaction adjustment (Euro Notes)	32,706	80,721	(37,654)
Derivative settlements, net	(7,840)	(14,264)	39,286
Derivative market value and foreign currency adjustments and derivative settlements, net - (expense) income	$(25,647)	(10,677)	8,484

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

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management's authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to ensure that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 based on the criteria for effective internal control described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2011, the Company's internal control over financial reporting is effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report included herein, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2011.

Inherent Limitations on Effectiveness of Internal Controls

The Company's management, including the chief executive and chief financial officers, understands that the disclosure controls and procedures and internal controls over financial reporting are subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. The design of a control system must reflect the fact that there are resource constraints, and the benefits of a control system must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

As a result, there can be no assurance that the Company's disclosure controls and procedures or internal controls over financial reporting will prevent all errors or fraud or ensure that all material information will be made known to management in a timely fashion. By their nature, the Company's or any system of disclosure controls and procedures or internal controls over financial reporting, no matter how well designed and operated, can provide only reasonable assurance regarding management's control objectives.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Nelnet, Inc.:

We have audited Nelnet, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nelnet, Inc.'s (the Company) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Nelnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nelnet, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three‑year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Lincoln, Nebraska
February 28, 2012

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2011, no information was required to be disclosed in a report on Form 8-K, but not reported.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information as to the directors, executive officers, corporate governance, and Section 16(a) beneficial ownership reporting compliance of the Company set forth under the captions “PROPOSAL 1 - ELECTION OF DIRECTORS - Nominees,” “EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE,” and “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company's fiscal year, relating to the Company's Annual Meeting of Shareholders scheduled to be held on May 24, 2012 (the “Proxy Statement”) is incorporated into this report by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions “CORPORATE GOVERNANCE” and “EXECUTIVE COMPENSATION” in the Proxy Statement is incorporated into this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - Stock Ownership” in the Proxy Statement is incorporated into this report by reference. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in the control of the Company.

The following table summarizes information about compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information

	As of December 31, 2011
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	3,406,619	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	3,406,619

(1)
Includes 2,619,721, 170,914, and 615,984 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, and Nelnet, Inc. Employee Share Purchase Plan, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set forth under the captions “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” “CORPORATE GOVERNANCE - Board Composition and Director Independence,” and “CORPORATE GOVERNANCE - Board Committees” in the Proxy Statement is incorporated into this report by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “PROPOSAL 2 - RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Independent Accountant Fees and Services” in the Proxy Statement is incorporated into this report by reference.

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

Appendix A - Description of the Federal Family Education Loan Program

(b)	Exhibits
Exhibit Index

Exhibit No.	Description
3.1
Second Amended and Restated Articles of Incorporation of Nelnet, Inc., and Articles of Amendment thereto, filed as Exhibit 3.1 to the registrant’s Quarterly Report for the period ended September 30, 2006, filed on Form 10-Q and incorporated by reference herein.

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

3.4	Sixth Amended and Restated Bylaws of Nelnet, Inc., as amended as of March 18, 2011. Incorporated by reference to Exhibit 3.1 to the registrant's current report on Form 8-K filed on March 24, 2011.

4.1	Form of Class A Common Stock Certificate of Nelnet, Inc. Incorporated by reference to Exhibit 4.1 to the registrant’s Form S-1 Registration Statement.

Exhibit Index

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

10.2
First Amendment of Amended and Restated Participation Agreement, entered into as of December 10, 2010, by and between Union Bank and Trust Company and NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.). Incorporated by reference to Exhibit 10.31 to the registrant's Form S-1 Registration Statement.

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

Exhibit Index

10.14
Thirteenth Amendment of Amended and Restated Participation Agreement, dated as of September 1, 2010, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.2 to the registrant's quarterly report for the period ended September 30, 2010, filed on Form 10-Q.

10.15
Fourteenth Amendment of Amended and Restated Participation Agreement, entered into as of December 10, 2010, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.15 to the registrant's annual report for the year ended December 31, 2010, filed on Form 10-K.

10.16
Fifteenth Amendment of Amended and Restated Participation Agreement, dated as of February 25, 2011, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.16 to the registrant's annual report for the year ended December 31, 2010, filed on Form 10-K.

10.17
Cancellation of the Fifteenth Amendment of Amended and Restated Participation Agreement, dated as of March 16, 2011, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report for the period ended March 31, 2011, filed on Form 10-Q.

10.18
First Amendment of Guaranteed Purchase Agreement, dated as of March 22, 2011, by and between Nelnet, Inc. and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.2 to the registrant's quarterly report for the period ended March 31, 2011, filed on Form 10-Q.

10.19
Guaranteed Purchase Agreement, dated as of March 19, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.36 to the registrant's Form S-1 Registration Statement.

10.20
First Amendment of Guaranteed Purchase Agreement, dated as of February 1, 2002, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.37 to the registrant's Form S-1 Registration Statement.

10.21
Second Amendment of Guaranteed Purchase Agreement, dated as of December 1, 2002, by and between Nelnet, Inc. (f/k/a/ NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.38 to the registrant's Form S-1 Registration Statement.

10.22
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

10.24
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

Exhibit Index

10.28
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

10.30
Amended and Restated Aircraft Management Agreement, dated as of September 30, 2008, by and between National Education Loan Network, Inc., Duncan Aviation, Inc., and Union Financial Services, Inc. Incorporated by reference to Exhibit 10.32 to the registrant's annual report for the year ended December 31, 2008, filed on Form 10-K.

10.31
Amended and Restated Aircraft Joint Ownership Agreement, dated as of September 30, 2009, by and between National Education Loan Network, Inc. and Union Financial Services, Inc. Incorporated by reference to Exhibit 10.33 to the registrant's annual report for the year ended December 31, 2008, filed on Form 10-K.

10.32
Amendment of Agreements dated as of February 4, 2005, by and between Union Bank and Trust Company and National Education Loan Network, Inc., filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 10, 2005 and incorporated herein by reference.

10.33+	Nelnet, Inc. Employee Share Purchase Plan, as amended. Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report for the period ended September 30, 2005, filed on Form 10-Q.

10.34+
Amended Nelnet, Inc. Employee Share Purchase Plan dated November 10, 2010. Incorporated by reference to Exhibit 10.32 to the registrant's annual report for the year ended December 31, 2010, filed on Form 10-K.

10.35+
Nelnet, Inc. Employee Share Purchase Plan, as amended through March 17, 2011. Incorporated by reference to Exhibit 10.4 to the registrant's quarterly report for the period ended March 31, 2011, filed on Form 10-Q.

10.36
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

10.39
Lease Amendment Number Three dated May 23, 2005 between Miller & Paine, LLC and Union Bank and Trust Company, filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.40
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

10.43+	Nelnet, Inc. Restricted Stock Plan, as amended through May 20, 2009, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 27, 2009 and incorporated herein by reference.

10.44
Real Estate Purchase Agreement dated as of October 31, 2007 between Union Bank and Trust Company and First National Life of the USA, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 2, 2007 and incorporated herein by reference.

10.45+
Nelnet, Inc. Directors Stock Compensation Plan, as amended through April 18, 2008, filed as Exhibit 99.1 to Nelnet, Inc.’s Registration Statement on Form S-8 filed on June 27, 2008 and incorporated herein by reference.

Exhibit Index

10.46
Master Participation Agreement, dated as of July 25, 2008, by and between the United States Department of Education and Nelnet, Inc. Incorporated by reference to Exhibit 10.4 to the registrant's quarterly report for the period ended September 30, 2008, filed on Form 10-Q.

10.47
Master Loan Sale Agreement, dated as of July 25, 2008, by and between the United States Department of Education and Nelnet, Inc. Incorporated by reference to Exhibit 10.5 to the registrant's quarterly report for the period ended September 30, 2008, filed on Form 10-Q.

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

10.49
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

10.52
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

10.53
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

10.54
Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC. Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report for the period ended June 30, 2010, filed on Form 10-Q.

10.55
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

10.56
Guaranteed Purchase Agreement, dated as of September 1, 2010, by and between Nelnet, Inc. and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.3 to the registrant's quarterly report for the period ended September 30, 2010, filed on Form 10-Q.

10.57
Management Agreement, dated effective as of May 1, 2011, by Whitetail Rock Capital Management, LLC and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.3 to the registrant's quarterly report for the period ended March 31, 2011 filed on Form 10-Q.

10.58*	Management Agreement, dated effective as of January 20, 2012, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC.

Exhibit Index

10.59*	Commercial lease agreement, dated effective as of October 31, 2011, by and between Union Bank and Trust Company and Nelnet, Inc.

10.60
Credit Agreement, dated as of February 17, 2012, among Nelnet, Inc., U.S. Bank National Association, as Administrative Agent, Lead Arranger and Book Runner, Wells Fargo Bank, National Association, as Syndication Agent, and Citibank, N.A. and Royal Bank of Canada, as Co-Documentation Agents, and various lender parties thereto, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 24, 2012 and incorporated herein by reference.

10.61
Guaranty, dated as of February 17, 2012, by and among each of the subsidiaries of Nelnet, Inc. signatories thereto, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on February 24, 2012 and incorporated herein by reference.

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

* Filed herewith
** Furnished herewith
+ Indicates a management contract or compensatory plan or arrangement contemplated by Item 15(a)(3) on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 28, 2012
NELNET, INC

		By:	/s/ MICHAEL S. DUNLAP
Name: Michael S. Dunlap
Title: Chairman and Chief Executive Officer
(Principle Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ MICHAEL S. DUNLAP	Chairman and Chief Executive Officer (Principle Executive Officer)	February 28, 2012
Michael S. Dunlap

/s/ TERRY J. HEIMES	Chief Financial Officer (Principle Financial Officer and Principal Accounting Officer)	February 28, 2012
Terry J. Heimes

/s/ STEPHEN F. BUTTERFIELD	Vice Chairman	February 28, 2012
Stephen F. Butterfield

/s/ JAMES P. ABEL	Director	February 28, 2012
James P. Abel

/s/ KATHLEEN A. FARRELL	Director	February 28, 2012
Kathleen A. Farrell

/s/ THOMAS E. HENNING	Director	February 28, 2012
Thomas E. Henning

/s/ BRIAN J O'CONNOR	Director	February 28, 2012
Brian J. O'Connor

/s/ KIMBERLY K. RATH	Director	February 28, 2012
Kimberly K. Rath

/s/ MICHAEL D. REARDON	Director	February 28, 2012
Michael D. Reardon

NELENET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Nelnet, Inc.:
We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nelnet, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nelnet, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Lincoln, Nebraska
February 28, 2012

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2011 and 2010

	2011	2010
	(Dollars in thousands, except share data)
Assets:
Student loans receivable (net of allowance for loan losses of $48,482 and $43,626, respectively)	$24,297,876	23,948,014
Student loans receivable - held for sale	—	84,987
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	7,299	6,952
Cash and cash equivalents - held at a related party	35,271	276,849
Total cash and cash equivalents	42,570	283,801
Investments	50,780	43,236
Restricted cash and investments	614,322	668,757
Restricted cash - due to customers	109,809	88,528
Accrued interest receivable	308,401	318,152
Accounts receivable (net of allowance for doubtful accounts of $1,284 and $1,221, respectively)	63,654	52,614
Goodwill	117,118	117,118
Intangible assets, net	28,374	38,712
Property and equipment, net	34,819	30,573
Other assets	92,275	101,054
Fair value of derivative instruments	92,219	118,346
Total assets	$25,852,217	25,893,892
Liabilities:
Bonds and notes payable	$24,434,540	24,672,472
Accrued interest payable	19,634	19,153
Other liabilities	178,189	191,017
Due to customers	109,809	88,528
Fair value of derivative instruments	43,840	16,089
Total liabilities	24,786,012	24,987,259
Shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 35,643,102 shares and 36,846,353 shares, respectively	356	368
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,495,377 shares	115	115
Additional paid-in capital	49,245	76,263
Retained earnings	1,017,629	831,057
Employee notes receivable	(1,140)	(1,170)
Total shareholders' equity	1,066,205	906,633
Commitments and contingencies
Total liabilities and shareholders' equity	$25,852,217	25,893,892
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2011, 2010, and 2009

	2011	2010	2009
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$589,686	598,675	609,920
Investment interest	3,168	5,256	10,287
Total interest income	592,854	603,931	620,207
Interest expense:
Interest on bonds and notes payable	228,289	232,860	384,862
Net interest income	364,565	371,071	235,345
Less provision for loan losses	21,250	22,700	29,000
Net interest income after provision for loan losses	343,315	348,371	206,345
Other income (expense):
Loan and guaranty servicing revenue	175,657	158,584	129,911
Tuition payment processing and campus commerce revenue	67,797	59,824	53,894
Enrollment services revenue	130,470	139,897	119,397
Other income	29,513	31,310	26,469
Gain on sale of loans and debt repurchases, net	8,340	78,631	76,831
Derivative market value and foreign currency adjustments and derivative settlements, net	(25,647)	(10,677)	8,484
Total other income	386,130	457,569	414,986
Operating expenses:
Salaries and benefits	177,951	166,011	151,285
Cost to provide enrollment services	86,548	91,647	74,926
Depreciation and amortization	29,744	38,444	38,496
Impairment expense	—	26,599	32,728
Restructure expense	—	6,020	7,982
Litigation settlement	—	55,000	—
Other	113,415	119,765	100,216
Total operating expenses	407,658	503,486	405,633
Income before income taxes	321,787	302,454	215,698
Income tax expense	117,452	113,420	76,573
Net income	$204,335	189,034	139,125
Earnings per common share:
Net earnings - basic	$4.24	3.82	2.79
Net earnings - diluted	$4.23	3.81	2.78
Weighted average common shares outstanding:
Basic	47,860,824	49,127,934	49,484,816
Diluted	48,047,669	49,326,686	49,685,143
 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARITES
Consolidated Statements of Shareholders' Equity and Comprehensive Income
Years ended December 31, 2011, 2010, and 2009

	Preferred stock shares			Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Employee notes receivable	Total shareholders' equity
		Common stock shares
		Class A	Class B
	(Dollars in thousands, except share data)
Balance as of December 31, 2008	—	37,794,067	11,495,377	$—	378	115	103,762	540,521	(1,550)	643,226
Comprehensive income:
Net income	—	—	—	—	—	—	—	139,125	—	139,125
Cash dividend on Class A and Class B common stock - $0.07 per share	—	—	—	—	—	—	—	(3,492)	—	(3,492)
Issuance of common stock, net of forfeitures	—	641,153	—	—	7	—	4,365	—	—	4,372
Compensation expense for stock based awards	—	—	—	—	—	—	1,661	—	—	1,661
Repurchase of common stock	—	(38,429)	—	—	(1)	—	(429)	—	—	(430)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	101	101
Balance as of December 31, 2009	—	38,396,791	11,495,377	—	384	115	109,359	676,154	(1,449)	784,563
Comprehensive income:
Net income	—	—	—	—	—	—	—	189,034	—	189,034
Cash dividend on Class A and Class B common stock - $0.70 per share	—	—	—	—	—	—	—	(34,131)	—	(34,131)
Issuance of common stock, net of forfeitures	—	315,894	—	—	3	—	5,222	—	—	5,225
Compensation expense for stock based awards	—	—	—	—	—	—	1,468	—	—	1,468
Repurchase of common stock	—	(1,866,332)	—	—	(19)	—	(39,786)	—	—	(39,805)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	279	279
Balance as of December 31, 2010	—	36,846,353	11,495,377	—	368	115	76,263	831,057	(1,170)	906,633
Comprehensive income:
Net income	—	—	—	—	—	—	—	204,335	—	204,335
Cash dividend on Class A and Class B common stock - $0.37 per share	—	—	—	—	—	—	—	(17,763)	—	(17,763)
Contingency payment related to business combination	—	—	—	—	—	—	(5,893)	—	—	(5,893)
Issuance of common stock, net of forfeitures	—	233,172	—	—	2	—	4,694	—	—	4,696
Compensation expense for stock based awards	—	—	—	—	—	—	1,301	—	—	1,301
Repurchase of common stock	—	(1,436,423)	—	—	(14)	—	(27,120)	—	—	(27,134)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	30	30
Balance as of December 31, 2011	—	35,643,102	11,495,377	$—	356	115	49,245	1,017,629	(1,140)	1,066,205

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2011, 2010, and 2009
	2011	2010	2009
	(Dollars in thousands)
Net income	$204,335	189,034	139,125
Adjustments to reconcile net income to net cash provided by operating activities, net of business and asset acquisitions:
Depreciation and amortization, including loan and debt premiums/discounts and deferred origination costs	72,557	91,244	116,038
Provision for loan losses	21,250	22,700	29,000
Impairment expense	—	26,599	32,728
Derivative market value adjustment	50,513	77,134	(6,852)
Foreign currency transaction adjustment	(32,706)	(80,721)	37,654
Proceeds to terminate and/or amend derivative instruments	13,607	15,369	3,870
Payments to terminate and/or amend derivative instruments	(10,242)	(3,349)	(15,069)
Gain on sale of loans	(1,378)	(33,748)	(35,148)
Gain from debt repurchases	(6,962)	(44,883)	(41,683)
Originations and purchases of student loans - held for sale	—	(42,074)	(13,345)
Change in investments - trading securities, net	(7,544)	(43,236)	3,876
Deferred income tax (benefit) expense	(7,726)	4,273	(19,057)
Non-cash compensation expense	2,029	2,280	2,644
Other non-cash items	553	409	1,976
Decrease (increase) in accrued interest receivable	29,220	11,161	142,565
Decrease (increase) in accounts receivable	(11,040)	(10,571)	45
Decrease (increase) in other assets	1,421	2,456	5,407
(Decrease) increase in accrued interest payable	(538)	(678)	(61,745)
(Decrease) increase in other liabilities	(6,487)	11,469	2,677
Net cash provided by operating activities	310,862	194,868	324,706
Cash flows from investing activities, net of business and asset acquisitions:
Originations and purchases of student loans, including loan premiums and deferred origination costs, net of discounts	(976,837)	(3,137,210)	(2,776,557)
Purchases of student loans from a related party	(112)	(989,168)	(47,621)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	2,235,719	1,821,589	1,873,666
Proceeds from sale of student loans	121,344	2,202,427	2,317,093
Proceeds from sale of student loans to a related party	—	—	76,448
Purchases of property and equipment, net	(14,167)	(12,770)	(1,204)
Decrease (increase) in restricted cash and investments, net	87,905	(43,265)	371,780
Business and asset acquisitions, net of cash acquired, including contingency payments	(14,029)	(3,000)	—
Distribution from equity method investment	—	100	—
Net cash provided by (used in) investing activities	1,439,823	(161,297)	1,813,605
Cash flows from financing activities:
Payments on bonds and notes payable	(2,938,613)	(5,564,844)	(6,644,250)
Proceeds from issuance of bonds and notes payable	1,100,384	5,452,290	4,688,404
Payments on bonds payable due to a related party	(107,050)	(111,675)	(21,520)
Proceeds from issuance of bonds payable due to a related party	—	218,725	—
Payments of debt issuance costs	(2,282)	(9,318)	(9,239)
Dividends paid	(17,763)	(34,131)	(3,492)
Repurchases of common stock	(27,134)	(39,805)	(430)
Proceeds from issuance of common stock	512	528	449
Payments received on employee stock notes receivable	30	279	101
Net cash used in financing activities	(1,991,916)	(87,951)	(1,989,977)
Net (decrease) increase in cash and cash equivalents	(241,231)	(54,380)	148,334
Cash and cash equivalents, beginning of year	283,801	338,181	189,847
Cash and cash equivalents, end of year	$42,570	283,801	338,181
Supplemental disclosures of cash flow information:
Interest paid	$206,117	224,837	434,834
Income taxes paid, net of refunds	$133,180	105,955	101,491
Supplemental disclosures of non-cash operating, investing, and financing activities regarding the Company's acquisition of student loans are contained in note 3.
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

1.	Description of Business

Nelnet, Inc. and its subsidiaries (“Nelnet” or the “Company”) is an education services company focused primarily on providing fee-based processing services and quality education-related products and services in four core areas: loan financing, loan servicing, payment processing, and enrollment services (education planning). These products and services help students and families plan, prepare, and pay for their education and make the administrative and financial processes more efficient for schools and financial organizations. In addition, the Company earns net interest income on a portfolio of federally insured student loans. Substantially all revenue from external customers is earned, and all long lived assets are located, in the United States.

The Company was formed as a Nebraska corporation in 1977 to service federal student loans for two local banks. The Company built on this initial foundation as a servicer to become a leading originator, holder, and servicer of federal student loans, principally consisting of loans originated under the Federal Family Education Loan Program (“FFELP” or “FFEL Program”) of the U.S. Department of Education (the “Department”). To reduce its reliance on interest income on student loans, the Company has significantly diversified and increased its fee-based education-related services.

The Company operates as four distinct operating segments. The Company's operating segments include:

• Student Loan and Guaranty Servicing
• Tuition Payment Processing and Campus Commerce
• Enrollment Services
• Asset Generation and Management

A description of each operating segment is included below. In addition, see note 14, “Segment Reporting,” for additional information on the Company's segment reporting.

Fee-Based Operating Segments

Student Loan and Guaranty Servicing

The following are the primary service offerings the Company offers as part of its Student Loan and Guaranty Servicing operating segment:

•	Servicing FFELP loans

•	Originating and servicing non-federally insured student loans

•	Servicing federally-owned student loans for the Department of Education

•	Servicing and outsourcing services for guaranty agencies

•	Providing student loan servicing software and other information technology products and services

The Student Loan and Guaranty Servicing operating segment provides for the servicing of the Company's student loan portfolio and the portfolios of third parties. The loan servicing activities include loan origination activities, loan conversion activities, application processing, borrower updates, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company's portfolio in addition to generating external fee revenue when performed for third-party clients.

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

This operating segment also provides student loan servicing software, which is used internally by the Company and licensed to third-party student loan holders and servicers. This software system has been adapted so that it can be offered as a hosted servicing software solution that can be used by third parties to service various types of student loans including federally-owned student

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

loans and FFEL Program loans. In addition, this operating segment provides information technology products and services, with core areas of business in educational loan software solutions, technical consulting services, and enterprise content management solutions.

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

In the K-12 market, the Company offers actively managed tuition payment plans as well as assistance with financial needs assessment and donor management. The Company offers two principal products to the higher education market: actively managed tuition payment plans and campus commerce technologies and payment processing.

Enrollment Services

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students (interactive and list marketing services) and helping students plan and prepare for life after high school and/or military service (publishing services and resource centers). Interactive marketing products and services include agency of record services, qualified inquiry generation, pay per click services, inquiry management software, and other marketing management, along with call center solutions. The inquiry management software allows schools to manage their inquiry flow and perform analytics on the inquiries received by the school. The majority of interactive marketing revenue is derived from fees that are earned through the delivery of qualified inquiries or clicks to colleges and universities. List marketing services include providing lists to help higher education institutions and businesses reach the middle school, high school, college bound high school, college, and young adult market places. Publishing services include test preparation study guides, school directories and databases, and career exploration guides. Resource centers include online courses, scholarship search and selection data, career planning, and on-line information about colleges and universities.

Asset Generation and Management Operating Segment

The Company's Asset Generation and Management operating segment includes the acquisition, management, and ownership of the Company's student loan assets, which was historically the Company's largest product and service offering. Student loan assets included in this segment are loans originated under the FFEL Program, including the Stafford Loan Program, the PLUS Loan program, the Supplemental Loans for Students (“SLS”) program, and loans that consolidate certain borrower obligations (“Consolidation”). The Company generates a substantial portion of its earnings from the spread, referred to as the Company's student loan spread, between the yield it receives on its student loan portfolio and the costs to finance the portfolio. The student loan assets are held in a series of education lending subsidiaries designed specifically for this purpose. In addition to the student loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance are included in this segment.

On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010 (the "Reconciliation Act of 2010”). Effective July 1, 2010, this law prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program. The new law does not alter or affect the terms and conditions of existing FFELP loans. As a result of this legislation, the Company no longer originates new FFELP loans.

2.	Summary of Significant Accounting Policies and Practices

Consolidation
The consolidated financial statements include the accounts of Nelnet, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company's education lending subsidiaries are engaged in the securitization of education finance assets. These education lending subsidiaries hold beneficial interests in eligible loans, subject to creditors with specific interests. The liabilities of the Company's education lending subsidiaries are not the direct obligations of Nelnet, Inc. or any of its other subsidiaries. Each

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

education lending subsidiary is structured to be bankruptcy remote, meaning that they should not be consolidated in the event of bankruptcy of the parent company or any other subsidiary. For accounting purposes, the transfers of student loans to the eligible lender trusts do not qualify as sales, as the trusts continue to be under the effective control of the Company. Accordingly, all the financial activities and related assets and liabilities, including debt, of the securitizations are reflected in the Company's consolidated financial statements.

Reclassifications

Certain amounts previously reported within the Company's consolidated statements of income have been reclassified to conform to the current period presentation. These reclassifications include:

•	Reclassifying “software services revenue” to “loan and guaranty servicing revenue."

•
Reclassifying “professional and other services,” “occupancy and communications,” “postage and distribution,” “advertising and marketing,” and “trustee and other debt related fees” to “other” operating expenses.

•	Reclassifying student list amortization, which was previously included in “advertising and marketing” to “depreciation and amortization.”

The reclassifications had no effect on consolidated net income or consolidated assets and liabilities.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results may differ from those estimates.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses on student loans. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that the Company's management believes is adequate to cover probable losses inherent in the loan portfolio. The Company evaluates the adequacy of the allowance for loan losses on its federally insured loan portfolio separately from its non-federally insured loan portfolio. These evaluation processes are subject to numerous judgments and uncertainties.

The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company's loan portfolios considering loans in repayment versus those in a nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government guarantees 97 percent of the principal of and the interest on federally insured student loans disbursed on and after July 1, 2006 (and 98 percent for those loans disbursed prior to July 1, 2006), which limits the Company's loss exposure on the outstanding balance of the Company's federally insured portfolio. Student loans disbursed prior to October 1, 1993 are fully insured.

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

Investments

Investments are held to provide liquidity and to serve as a source of income. The Company's investments are classified as trading and are accounted for at fair value with unrealized gains and losses included in “other income” on the consolidated statements of income. Securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity. The Company's held-to-maturity securities are accounted for at amortized cost.

Restricted Cash and Investments

Restricted cash primarily includes amounts for student loan securitizations and other secured borrowings. This cash must be used to make payments related to trust obligations. Amounts on deposit in these accounts are primarily the result of timing differences between when principal and interest is collected on the trust assets and when principal and interest is paid on trust liabilities. Restricted cash also includes collateral deposits with derivative counterparties.

Cash balances that the Company's indentured trusts deposit in guaranteed investment contracts that are held for the related note holders are classified as restricted investments. The Company has classified these investments as held-to-maturity and accounts for them at amortized cost.

Restricted Cash - Due to Customers

As a servicer of student loans, the Company collects student loan remittances and subsequently disburses these remittances to the appropriate lending entities. The Company also collects tuition payments and subsequently remits these payments to the appropriate schools. Cash collected for customers and the related liability are included in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable are presented at their net realizable values, which includes allowances for doubtful accounts. Allowance estimates are based upon individual customer experience, as well as the age of receivables and likelihood of collection.

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

In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other: Testing for Goodwill Impairment ("ASU 2011-08"). This ASU amends FASB ASC Topic 350, Intangibles - Goodwill and Other, to simplify how an entity tests for goodwill impairment by allowing entities to first assess certain qualitative factors to determine whether the existence of certain events or circumstances would lead to a determination that it would be more likely than not that the fair value of a reporting unit is less than its carrying amount, instead of first performing a fair value analysis for each reporting unit. Entities that conclude, after assessing the totality of events and circumstances, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount are not required to perform the two-step impairment test (the two-step impairment test is described below). This guidance became effective on September 15, 2011 for annual and interim impairment tests for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company adopted the new guidance for its 2011 goodwill impairment test. As of November 30, 2011, the Company assessed qualitative factors and concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amount. As such, the Company was not required to perform the two-step impairment test.

If the Company elects to not perform a qualitative assessment or if the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then the Company performs a two-step impairment test on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Impairment of Long‑Lived Assets

The Company reviews its long-lived assets, such as property and equipment and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company uses estimates to determine the fair value of long-lived assets. Such estimates are generally based on estimated future cash flows or cost savings associated with particular assets and are discounted to present value using an appropriate discount rate. The estimates of future cash flows associated with assets are generally prepared using a cost savings method, a lost income method, or an excess return method, as appropriate. In utilizing such methods, management must make certain assumptions about the amount and timing of estimated future cash flows and other economic benefits from the assets, the remaining economic useful life of the assets, and general economic factors concerning the selection of an appropriate discount rate. The Company may also use replacement cost or market comparison approaches to estimating fair value if such methods are determined to be more appropriate.

Assumptions and estimates about future values and remaining useful lives of the Company's intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company's business strategy and internal forecasts. Although the Company believes the historical assumptions and estimates used are reasonable and appropriate, different assumptions and estimates could materially impact the reported financial results.

Other Assets

Other assets are recorded at cost or amortized cost and consist primarily of debt issuance costs, student list costs, certain investments, and other miscellaneous assets. Debt issuance costs are amortized using the effective interest method.

Fair Value Measurements

The Company uses estimates of fair value in applying various accounting standards for its financial statements.

Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company's policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, the Company uses unobservable inputs that reflect the Company's market assumptions such as prices of similar instruments. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model's output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company's accounting policy is to recognize transfers between levels of the fair value hierarchy at the end of the reporting period.

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

Revenue Recognition

Loan interest income - Loan interest is paid by the Department or the borrower, depending on the status of the loan at the time of the accrual. In addition, the Department makes quarterly interest subsidy payments on certain qualified FFELP loans until the student is required under the provisions of the Higher Education Act to begin repayment. Borrower repayment of FFELP loans normally begins within six months after completion of the loan holder's course of study, leaving school, or ceasing to carry at least one-half the normal full‑time academic load, as determined by the educational institution. Borrower repayment of PLUS and Consolidation loans normally begins within 60 days from the date of loan disbursement. Borrower repayment of non-federally insured loans typically begins six months following a borrower's graduation from a qualified institution and the interest is either paid by the borrower or capitalized annually or at repayment.

The Department provides a special allowance to lenders participating in the FFEL Program. The special allowance is accrued based upon the fiscal quarter average rate of 13‑week Treasury Bill auctions (for loans originated prior to January 1, 2000) or the fiscal quarter average rate of daily H15 financial commercial paper rates (for loans originated on and after January 1, 2000) relative to the yield of the student loan.

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
Student loan and guaranty servicing revenue – Student loan and guaranty servicing revenue consists of the the following items:

•
Loan and guaranty servicing fees – Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value of loans, number of loans, or number of borrowers serviced for each customer. Guaranty servicing fees, generally, are calculated based on the number of loans serviced, volume of loans serviced, or amounts collected. Revenue is recognized when earned pursuant to applicable agreements, and when ultimate collection is assured.

•
Software services revenue – Software services revenue is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products.  Computer and software consulting and remote hosting revenues are recognized over the period in which services are provided to customers.

Tuition payment processing and campus commerce revenue - Tuition payment processing and campus commerce revenue includes actively managed tuition payment solutions and online payment processing. Fees for these services are recognized over the period in which services are provided to customers.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Enrollment services revenue - Enrollment services revenue primarily consists of the following items:

•
Interactive marketing - Interactive marketing revenue is derived primarily from fees which are earned through the delivery of qualified inquiries or clicks. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified inquiry or click is delivered to the customer provided that no significant obligations remain. From time to time, the Company may agree to credit certain inquiries or clicks if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been immaterial and within management's expectations.

For a portion of its interactive marketing revenue, the Company has agreements with providers of online media or traffic (“Publishers”) used in the generation of inquiries or clicks. The Company receives a fee from its customers and pays a fee to Publishers either on a cost per inquiry, cost per click, or cost per number of impressions basis. The Company is the primary obligor in the transaction. As a result, the fees paid by the Company's customers are recognized as revenue and the fees paid to its Publishers are included in “cost to provide enrollment services” in the Company's consolidated statements of income.

•	List marketing - Revenue from the sale of lists is generally earned and recognized, net of estimated returns, upon delivery.

•	Publishing services - Revenue from the sale of print products is generally earned and recognized, net of estimated returns, upon shipment or delivery.

•
Resource centers - Resource centers services include online courses, scholarship search and selection data, career planning, and online information about colleges and universities. The majority of these services are sold based on subscriptions and/or are performance based. Revenues from sales of subscription and performance based services are recognized ratably over the term of the contract as earned. Subscription and performance based revenues received or receivable in advance of the delivery of services is included in deferred revenue.

Other income - Other income primarily includes borrower late fee income, which is earned by the education lending subsidiaries and is recognized when payments are collected from the borrower.

Derivative Accounting

The Company records derivative instruments at fair value on the consolidated balance sheet as either an asset or liability. The Company determines the fair value for its derivative contracts using either (i) pricing models that consider current market conditions and the contractual terms of the derivative contract or (ii) counterparty valuations. The factors that impact the fair value of the Company's derivatives include interest rates, time value, forward interest rate curve, and volatility factors, as well as foreign exchange rates. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Management has structured all of the Company's derivative transactions with the intent that each is economically effective. However, the Company's derivative instruments do not qualify for hedge accounting. Accordingly, changes in the fair value of derivative instruments are reported in current period earnings. The changes in fair value on derivative instruments, as well as the settlement payments made on such derivatives, are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income.

Foreign Currency

During 2006, the Company issued Euro-denominated bonds, which are included in “bonds and notes payable” on the consolidated balance sheets. Transaction gains and losses resulting from exchange rate changes when re-measuring these bonds to U.S. dollars at the balance sheet date are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

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

Restructuring Activities

From time to time, the Company implements plans to restructure its business. In conjunction with these restructuring plans, one-time, involuntary benefit arrangements and contract termination costs are accounted for in accordance with the Exit or Disposal Cost Obligations Topic of the FASB Accounting Standards Codification and are classified as restructuring expenses in the accompanying consolidated statements of income.

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

Severance costs under such one-time termination benefit arrangements may include all or some combination of severance pay, medical and dental benefits, outplacement services, and certain other costs. Contract termination costs are expensed at the earlier of (1) the contract termination date or (2) the cease use date under the contract. See note 13, “Restructuring Charges,” for additional information.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

3.    Student Loans Receivable and Allowance for Loan Losses

ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), requires entities to provide disclosures on a disaggregated basis. The ASU defines two levels of disaggregation – portfolio segment and class of financing receivable.  A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses.  Classes of financing receivables generally are a disaggregation of a portfolio segment. The Company evaluates the adequacy of the allowance for loan losses on its federally insured loan portfolio separately from its non-federally insured loan portfolio.  Management has determined that each of the federally insured loan portfolio and the non-federally insured loan portfolio meets the definition of a portfolio segment.  Accordingly, the portfolio segment basis disclosures required by ASU 2010-20 are presented in this note for each of these portfolios.  The Company does not disaggregate its portfolio segment student loan portfolios into classes of financing receivables as defined in ASU 2010-20. In addition, as of December 31, 2011 and 2010, the Company does not have any impaired loans as defined in the Receivables Topic of the FASB ASC.

Student loans receivable consisted of the following:

	As of December 31,
	2011	2010
	Held for investment	Held for investment	Held for sale (a)
Federally insured loans	$24,332,709	23,757,699	—
Non-federally insured loans	26,916	26,370	84,987
	24,359,625	23,784,069	84,987
Unamortized loan premiums/discounts and deferred origination costs, net	(13,267)	207,571	—
Allowance for loan losses – federally insured loans	(37,205)	(32,908)	—
Allowance for loan losses – non-federally insured loans	(11,277)	(10,718)	—
	$24,297,876	23,948,014	84,987
Allowance for federally insured loans as a percentage of such loans	0.15%	0.14%
Allowance for non-federally insured loans as a percentage of such loans	41.90%	40.64%

(a)
On January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value). The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. As of December 31, 2010, the Company classified this portfolio as held for sale and the loans were carried at fair value.

Loan Acquisition

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

The Company has consolidated these trusts on its consolidated balance sheet because management has determined the Company is the primary beneficiary of the trusts. Upon acquisition, the Company recorded all assets and liabilities of the trusts at fair value, resulting in the recognition of a student loan fair value discount of $153.9 million and a bonds and notes payable fair value discount of $174.9 million. These discounts will be accreted using the effective interest method over the lives of the underlying assets and

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

liabilities. All other assets acquired and liabilities assumed (restricted cash, accrued interest receivable/payable, and other assets/liabilities) were recorded at cost which approximates fair value.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Year ended December 31,
	2011	2010	2009
Balance at beginning of period	$43,626	50,887	50,922
Provision for loan losses:
Federally insured loans	20,000	18,700	20,000
Non-federally insured loans	1,250	4,000	9,000
Total provision for loan losses	21,250	22,700	29,000
Charge-offs:
Federally insured loans	(17,166)	(18,603)	(14,954)
Non-federally insured loans	(4,147)	(7,282)	(5,304)
Total charge-offs	(21,313)	(25,885)	(20,258)

Recoveries - non-federally insured loans	1,310	1,263	1,543
Purchase (sale) of loans, net:
Federally insured loans	1,463	2,710	(520)
Non-federally insured loans	—	220	—
Reserve related to loans reclassified to held for sale	—	(6,269)	—
Transfer to/from repurchase obligation related to loans sold/purchased, net	2,146	(2,000)	(9,800)
Balance at end of period	$48,482	43,626	50,887

Allocation of the allowance for loan losses:
Federally insured loans	$37,205	32,908	30,102
Non-federally insured loans	11,277	10,718	20,785
Total allowance for loan losses	$48,482	43,626	50,887

Repurchase Obligations

As of December 31, 2011, the Company had participated a cumulative amount of $117.1 million of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.

In addition, on January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company’s estimate related to its obligation to repurchase these loans is included in “other liabilities” in the Company’s consolidated balance sheets. The activity related to this accrual is detailed below.

	Year ended December 31,
	2011	2010	2009
Beginning balance	$12,600	10,600	—
Repurchase obligation transferred to/from the allowance for loan losses related to loans purchased/sold, net	(2,146)	2,000	9,800
Repurchase obligation associated with loans sold (a)	6,269	—	—
Current period expense	2,500	—	800
Ending balance	$19,223	12,600	10,600

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

	As of December 31,
	2011		2010
	Dollars	Percent	Dollars	Percent
Federally Insured Loans:
Loans in-school/grace/deferment (a)	$3,664,899		$4,358,616
Loans in forbearance (b)	3,330,452		2,984,869
Loans in repayment status:
Loans current	14,600,372	84.2%	14,309,480	87.2%
Loans delinquent 31-60 days (c)	844,204	4.9	794,140	4.8
Loans delinquent 61-90 days (c)	407,094	2.3	306,853	1.9
Loans delinquent 91-270 days (c)	1,163,437	6.7	789,795	4.8
Loans delinquent 271 days or greater (c)(d)	322,251	1.9	213,946	1.3
Total loans in repayment	17,337,358	100.0%	16,414,214	100.0%
Total federally insured loans	$24,332,709		$23,757,699

Non-Federally Insured Loans:
Loans in-school/grace/deferment (a)	$2,058		$3,500
Loans in forbearance (b)	371		292
Loans in repayment status:
Loans current	16,776	68.5%	16,679	73.9%
Loans delinquent 31-60 days (c)	706	2.9	1,546	6.8
Loans delinquent 61-90 days (c)	1,987	8.1	1,163	5.2
Loans delinquent 91 days or greater (c)	5,018	20.5	3,190	14.1
Total loans in repayment	24,487	100.0%	22,578	100.0%
Total non-federally insured loans	$26,916		$26,370

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

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

(d)
A portion of loans included in loans delinquent 271 days or greater include federally insured loans in claim status, which are loans that have gone into default and have been submitted to the guaranty agency.

Loan Sales

See note 5, “Gain on Sale of Loans and Debt Repurchases, net,” for a summary of loans sold by the Company during 2011, 2010, and 2009.

Related Party Loan Activity

The Company sold and/or purchased loans to/from Union Bank & Trust Company (“Union Bank”) an entity under common control with the Company. See note 19, “Related Parties,” for additional information.

4.     Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of December 31, 2011
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,252,403	0.42% - 6.90%	11/25/15 - 7/27/48
Bonds and notes based on auction or remarketing	970,575	0.11% - 2.19%	5/1/28 - 5/25/42
Total variable-rate bonds and notes	21,222,978
Commercial paper - FFELP warehouse facilities	824,410	0.26% - 0.70%	7/1/14
Department of Education Conduit	2,339,575	0.24%	5/8/14
Unsecured line of credit	64,390	0.69%	5/8/12
Unsecured debt - Junior Subordinated Hybrid Securities	100,697	3.95%	9/15/61
Other borrowings	43,119	3.78% - 5.72%	11/14/12 - 3/1/22
	24,595,169
Discount on bonds and notes payable	(160,629)
Total	$24,434,540

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

The Company funds loan acquisitions using loan warehouse facilities and asset-backed securitizations. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. In 2009, the Company funded certain loans under the Department's Conduit Program.
FFELP warehouse facilities

The Company funds a portion of its loan acquisitions using its FFELP warehouse facilities.

On August 3, 2009, the Company entered into a FFELP warehouse facility (the “2009 FFELP Warehouse Facility”). The 2009 FFELP Warehouse Facility had a maximum financing amount of $500.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which were to expire on August 2, 2010.

On July 30, 2010, the Company renewed its FFELP warehouse facility (the “2009/2010 FFELP Warehouse Facility”). The 2009/2010 FFELP Warehouse Facility had a maximum financing amount of $500.0 million, with a revolving financing structure supported by 364-day liquidity provisions, which were to expire on July 29, 2011. As of December 31, 2010, $108.4 million was outstanding under the 2009/2010 FFELP Warehouse Facility, $391.6 million was available for future use, and $5.3 million was advanced as equity support.

On July 14, 2011, the Company renewed the liquidity agreement on its existing FFELP warehouse facility (the “NFSLW-I Warehouse”) and entered into an additional FFELP warehouse facility (the “NHELP-I Warehouse”).

When the Company renewed the liquidity agreement on its NFSLW-I Warehouse facility on July 14, 2011, it had a maximum financing amount of $300.0 million which was increased to $500.0 million on August 10, 2011. The NFSLW-I Warehouse has a

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

revolving financing structure supported by 364-day liquidity provisions, which expires on July 1, 2012. The final maturity date of the facility is July 1, 2014. In the event the Company is unable to renew the liquidity provisions by July 1, 2012, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by July 1, 2014.

The NFSLW-I Warehouse facility provides for formula based advance rates, depending on FFELP loan type, up to a maximum of 85 percent to 98 percent of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 84.5 percent to 90 percent based on loan type. As of December 31, 2011, $496.7 million was outstanding under the NFSLW-I Warehouse facility, $3.3 million was available for future use, and $38.4 million was advanced as equity support.

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

The NHELP-I Warehouse facility provides for formula based advance rates, depending on FFELP loan type, up to a maximum of 93 percent to 95 percent of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to a minimum advance of 85 percent to 90 percent based on loan type. As of December 31, 2011, $327.7 million was outstanding under the NHELP-I Warehouse facility, $172.3 million was available for future use, and $20.1 million was advanced as equity support.

The FFELP warehouse facilities contain financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any violation of these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities.

Asset-backed securitizations

During 2011 and 2010, the Company completed asset-backed securities transactions totaling $0.4 billion and $1.9 billion, respectively. Notes issued in the 2011 and 2010 asset-backed securities transactions carry interest rates based on a spread to LIBOR.

As part of the Company's issuance of asset-backed securities in 2008, due to credit market conditions when these notes were issued, the Company purchased the Class B subordinated notes of $76.5 million (par value). These notes are not included on the Company's consolidated balance sheet. If the credit market conditions improve, the Company anticipates selling these notes to third parties. Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. Upon sale, these notes would be shown as “bonds and notes payable” on the Company's consolidated balance sheet. The Company believes the market value of such notes is currently less than par value. The difference between the par value and market value would be recognized by the Company as interest expense over the life of the bonds.

Notes issued during 2006 included €773.2 million (950 million in U.S. dollars) with variable interest rates initially based on a spread to EURIBOR (the “Euro Notes”). As of December 31, 2011 and December 31, 2010, the Euro Notes were recorded on the Company's balance sheet at $1.0 billion. Transaction gains or losses resulting from exchange rate changes when remeasuring these bonds to U.S. dollars at the balance sheet date are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income. Concurrently with the issuance of the Euro Notes, the Company entered into cross-currency interest rate swaps which are further discussed in note 6, “Derivative Financial Instruments.”

The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" ("Auction Rate Securities") or through a remarketing utilizing remarketing agents ("Variable Rate Demand Notes"). As of December 31, 2011, the Company is currently sponsor on $751.4 million of Auction Rate Securities and $219.2 million of Variable Rate Demand Notes.

For Auction Rate Securities, investors and potential investors submit orders through a broker-dealer as to the principal amount of notes they wish to buy, hold, or sell at various interest rates. The broker-dealers submit their clients' orders to the auction agent, who then determines the clearing interest rate for the upcoming period. Interest rates on these Auction Rate Securities are reset periodically, generally every 7 to 35 days, by the auction agent or agents. During the first quarter of 2008, as part of the credit

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

market crisis, auction rate securities from various issuers failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. Since February 8, 2008, all of the Company's Auction Rate Securities have failed in this manner. Under normal conditions, banks have historically purchased these securities when investor demand is weak. However, since February 2008, banks have been allowing auctions to fail.

As a result of a failed auction, the Auction Rate Securities will generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities. Based on the relative levels of these indices as of December 31, 2011, the rates expected to be paid by the Company range from 91-day T-Bill plus 125 basis points, on the low end, to LIBOR plus 250 basis points, on the high end. These maximum rates are subject to increase if the credit ratings on the bonds are downgraded.

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

Department of Education’s Conduit Program

In May 2009, the U.S. Department of Education implemented a program under which it finances eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the "Conduit Program").  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances were contributed by the Company. The Conduit Program expires on May 8, 2014. The Student Loan Short-Term Notes (“Student Loan Notes”) issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans.  As of December 31, 2011 and 2010, the Company had $2.3 billion and $2.7 billion, respectively, borrowed under the facility and $84.7 million and $94.1 million advanced as equity support in the facility. Effective July 1, 2010, no additional loans could be funded using the Conduit Program.

Unsecured Line of Credit

As of December 31, 2011, we had a $750.0 million unsecured line of credit with a maturity date of May 8, 2012. As of December 31, 2011 and 2010, there was $64.4 million and $450.0 million, respectively, outstanding on this line. On February 17, 2012, the Company entered into a new $250.0 million unsecured line of credit. In conjunction with entering into this new agreement, the outstanding balance on the $750.0 million unsecured line of credit of $64.4 million was paid off in full and the agreement was terminated. As of February 17, 2012, the $250.0 million unsecured line of credit had an outstanding balance of $40.0 million. The $250.0 million line of credit terminates on February 17, 2016. Upon termination in 2016, there can be no assurance that the Company will be able to maintain this line of credit, find alternative funding, or increase the amount outstanding under the line, if necessary.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The new line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement.  The covenants include maintaining:

•	A minimum consolidated net worth

•	A minimum adjusted EBITDA to recourse indebtedness (over the last four rolling quarters)

•	A limitation on recourse indebtedness

•	A limitation on the percentage of non-federally insured loans in the Company’s portfolio

Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

The Company’s new operating line of credit does not have any covenants related to unsecured debt ratings.  However, changes in the Company’s ratings (as well as the amounts the Company borrows) have modest implications on the pricing level at which the Company obtains funding.

A default on the Company’s FFELP warehouse facilities would result in an event of default on the Company’s new unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.

Unsecured Fixed Rate Debt

Senior Notes

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

Related Party Transactions

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the "FFELP Participation Agreement"). The Company uses this facility as an additional source to fund FFELP student loans.  As of December 31, 2011 and 2010, $509.2 million and $350.4 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

grantor trusts, up to $750.0 million or an amount in excess of $750.0 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

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

Other Borrowings

As discussed in note 3, "Student Loans Receivable and Allowance for Loan Losses," on July 8, 2011, the Company acquired the ownership interest in the SLIMS Trust which included $46.2 million of notes payable that carry a fixed interest rate of 5.72%. As of December 31, 2011, $29.5 million of debt remained outstanding under this facility.

On October 13, 2006, the Company purchased a building in which its corporate headquarters is located. In connection with the acquisition of the building, the Company assumed the outstanding note on the property. As of December 31, 2011 and 2010, the outstanding balance on the note was $4.7 million and $4.8 million, respectively.

As of December 31, 2011 and 2010, bonds and notes payable includes $8.9 million and $10.0 million, respectively, of notes due to a third-party. The Company used the proceeds from these notes to invest in non-federally insured student loan assets via a participation agreement.

As of December 31, 2010, bonds and notes payable included a line of credit with a balance of $11.9 million. The Company used the proceeds from the line of credit to purchase federally insured student loans. This line of credit was paid off during 2011.

One of the Company's education lending subsidiaries has irrevocably escrowed funds to make the remaining principal and interest payments on previously issued bonds and notes. Accordingly, neither these obligations nor the escrowed funds are included on the accompanying consolidated balance sheets. As of December 31, 2011 and 2010, $39.7 million and $36.9 million, respectively, of defeased debt remained outstanding.

Debt Covenants

Certain bond resolutions contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. Management believes the Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2011.

Maturity Schedule

Bonds and notes outstanding as of December 31, 2011 are due in varying amounts as shown below.

2012	$8,900
2013	—
2014	3,163,985
2015	209,172
2016	105,163
2017 and thereafter	21,107,949
$24,595,169

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Generally, the Company's secured financing instruments bearing interest at variable rates can be redeemed on any interest payment date at par plus accrued interest. Subject to certain provisions, all bonds and notes are subject to redemption prior to maturity at the option of certain education lending subsidiaries.

Debt Repurchases

The Company repurchased outstanding debt as summarized in note 5, "Gain on Sale of Loans and Debt Repurchases, net."

5.   Gain on Sale of Loans and Debt Repurchases, net

“Gain on sale of loans and debt repurchases, net” in the accompanying consolidated statements of income is composed of the following items:

	Year ended December 31,
	2011	2010	2009
Gain on sale of loans, net (a)	$1,378	33,748	35,148
Gain from debt repurchases (b)	6,962	44,883	41,683
	$8,340	78,631	76,831

(a)
The majority of gains from the sale of loans included in the table above were the result of selling loans to the Department under a program established to provide liquidity to student loan lenders. During each of 2010 and 2009, the Company sold $2.1 billion (par value) of student loans to the Department and recognized a gain of $33.8 million and $36.6 million, respectively.

(b)	The activity included in "Gain from debt repurchases" is detailed below:

	Year ended December 31, 2011			Year ended December 31, 2010			Year ended December 31, 2009
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain
Gains on debt repurchases:
Unsecured debt - Senior Notes due 2010	$—	—	—	—	—	—	208,284	196,529	11,755
Junior Subordinated Hybrid Securities	62,558	55,651	6,907	34,995	30,073	4,922	1,750	350	1,400
Asset-backed securities (1)	12,254	12,199	55	690,750	650,789	39,961	348,155	319,627	28,528
	$74,812	67,850	6,962	725,745	680,862	44,883	558,189	516,506	41,683

(1)
For accounting purposes, the asset-backed securities repurchased by the Company are effectively retired and are not included on the Company’s consolidated balance sheets.  However, as of December 31, 2011, the Company has purchased a cumulative amount of $72.5 million of these securities that remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. The par value of these notes ($72.5 million as of December 31, 2011) may not represent market value of such securities.

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
(Dollars in thousands, except share amounts, unless otherwise noted)

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

Basis Swaps

The Company funds the majority of its student loan assets with one-month or three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed to commercial paper and treasury bill rates. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets results in basis risk. The Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its assets, which generally occurs daily. In a declining interest rate environment, this may cause the Company’s student loan spread to compress, while in a rising rate environment, it may cause the spread to increase. As of December 31, 2011, the Company had $23.4 billion and $0.9 billion of FFELP loans indexed to the three-month financial commercial paper rate and the three-month treasury bill rate, respectively, both of which reset daily, and $19.6 billion of debt indexed to three-month LIBOR, which resets quarterly, and $0.7 billion of debt indexed to one-month LIBOR, which resets monthly.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the Company’s basis swaps outstanding:

		As of December 31, 2011
		Notional amounts
Maturity		1:3 Basis Swaps	T-Bill/LIBOR Basis Swaps
2021		$250,000	—
2023		1,250,000	—
2024		250,000	—
2026		800,000	—
2028		100,000	—
2036		700,000	—
2039	(a)	150,000	—
2040	(b)	200,000	—
		$3,700,000	—

		As of December 31, 2010
		Notional amounts
		1:3 Basis Swaps	T-Bill/LIBOR Basis Swaps
Maturity
2011		$—	225,000
2021		250,000	—
2023		1,250,000	—
2024		250,000	—
2028		100,000	—
2039	(a)	150,000	—
2040	(b)	200,000	—
		$2,200,000	225,000

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

As of December 31, 2011 and 2010, the Company had $10.9 billion and $8.5 billion, respectively, of student loan assets that were earning fixed rate floor income. The following tables summarize the outstanding derivative investments used by the Company to economically hedge these loans.

	As of December 31, 2011
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

Interest rate swaps – unsecured debt hedges

On September 27, 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities. As of December 31, 2011, $100.7 million of these notes were outstanding. The interest rate on the Hybrid Securities from the date they were issued through September 28, 2011 was 7.40%. Beginning September 29, 2011 through September 29, 2036, the interest rate on the Hybrid Securities is equal to three-month LIBOR plus 3.375%, payable quarterly. As of December 31, 2011 and 2010, the Company had the following derivatives outstanding that are used to effectively convert the variable interest rate on the Hybrid Securities to a fixed rate.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

As of December 31, 2011
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

	Year ended December 31,
	2011	2010	2009
Re-measurement of Euro Notes	$32,706	80,721	(37,654)
Change in fair value of cross currency interest rate swaps	(14,287)	(74,899)	2,497
Total impact to statements of income - income (expense)	$18,419	5,822	(35,157)

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
(Dollars in thousands, except share amounts, unless otherwise noted)

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

Any proceeds received or payments made by the Company to terminate a derivative in advance of its expiration date, or to amend the terms of an existing derivative, are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income and are accounted for as a change in fair value of such derivative. During the years ended December 31, 2011, 2010, and 2009, the Company terminated and/or amended certain derivatives for net proceeds of $3.4 million in 2011, net proceeds of $12.0 million in 2010, and net payments of $11.2 million in 2009, respectively.

The following table summarizes the fair value of the Company’s derivatives not designated as hedging:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Average/discrete basis swaps	$—	—	—	—
1:3 basis swaps	10,988	10,489	641	44
T-Bill/LIBOR basis swaps	—	—	—	201
Interest rate swaps - floor income hedges	592	10,569	18,384	15,372
Interest rate swaps - hybrid debt hedges	—	1,132	24,814	470
Cross-currency interest rate swaps	80,631	94,918	—	—
Other	8	1,238	1	2
Total	$92,219	118,346	43,840	16,089

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

	Year ended December 31,
Derivatives not designated as hedging	2011	2010	2009
Settlements:
Average/discrete basis swaps	$—	140	11,483
1:3 basis swaps	1,446	1,194	21,231
T-Bill/LIBOR basis swaps	(253)	(47)	—
Interest rate swaps - floor income hedges	(20,246)	(19,618)	(2,020)
Interest rate swaps - hybrid debt hedges	(744)	(495)	—
Cross-currency interest rate swaps	11,877	5,109	8,631
Other	80	(547)	(39)
Total settlements - (expense) income	(7,840)	(14,264)	39,286
Change in fair value:
Average/discrete basis swaps	(148)	406	(13,647)
1:3 basis swaps	1,114	6,133	12,587
T-Bill/LIBOR basis swaps	201	(101)	(101)
Interest rate swaps - floor income hedges	(12,169)	(8,992)	2,267
Interest rate swaps - hybrid debt hedges	(25,475)	(301)	1,817
Cross-currency interest rate swaps	(14,287)	(74,899)	2,497
Other	251	620	1,432
Total change in fair value - (expense) income	(50,513)	(77,134)	6,852
Re-measurement of Euro Notes (foreign currency transaction adjustment) - (expense) income	32,706	80,721	(37,654)
Derivative market value and foreign currency adjustments and derivative settlements, net - (expense) income	$(25,647)	(10,677)	8,484

Derivative Instruments - Credit and Market Risk

By using derivative instruments, the Company is exposed to credit and market risk.

The Company attempts to manage credit and market risks associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's risk committee. As of December 31, 2011, all of the Company's derivative counterparties had investment grade credit ratings. The Company also has a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

Credit Risk

When the fair value of a derivative contract is positive (an asset on the Company's balance sheet), this generally indicates that the counterparty would owe the Company if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by the Company. If the Company was unable to collect from a counterparty, it would have a loss equal to the amount the derivative is recorded on the consolidated balance sheet. As of December 31, 2011, the trustee for certain of the Company's asset-backed securities transactions held $73.4 million of collateral from the counterparty on the cross-currency interest rate swaps.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company considers counterparties' credit risk when determining the fair value of derivative positions on its exposure net of collateral. However, the Company does not use the collateral to offset fair value amounts recognized in the financial statements for derivative instruments.

Market Risk

When the fair value of a derivative instrument is negative (a liability on the Company's balance sheet), the Company would owe the counterparty if the derivative was settled and, therefore, has no immediate credit risk.  If the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company may be required to post collateral is dependent upon the Company's unsecured credit rating.  At the Company's current unsecured credit rating (Standard and Poor: BBB- (stable outlook) and Moody's: Ba1 (stable outlook)), the Company has substantially collateralized its corporate derivative liability position with its counterparties. As such, further downgrades would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate its contracts in the event of further downgrades. However, some long dated derivative contracts have mutual optional termination provisions that can be exercised in 2016 and 2021. The fair value of the derivatives with termination provisions as of December 31, 2011 was not significant. As of December 31, 2011, the Company had $34.0 million posted as collateral to derivative counterparties, which is included in “restricted cash and investments” in the Company's consolidated balance sheet.

Interest rate movements have an impact on the amount of collateral the Company is required to deposit with its derivative instrument counterparties. With the Company's current derivative portfolio, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor expects that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. Due to the existing low interest rate environment, the Company's exposure to downward movements in interest rates on its interest rate swaps is limited.  In addition, the historical high correlation between 1-month and 3-month LIBOR and the limited notional amount of 1:3 Basis Swaps derivatives outstanding limits the Company's exposure to interest rate movements on these derivatives.

The Company's cross-currency interest rate swaps are derivatives entered into as a result of certain asset-backed security financings. These derivatives are entered into at the trust level with the counterparty. Trust related derivatives do not contain credit contingent features related to the Company or the trust's credit ratings.

7.    Investments

A summary of investments and restricted investments follows:

	As of December 31,
	2011	2010
Investments:
Investments - trading securities (a)
Student loan auction rate asset-backed securities	$42,412	11,861
Equity securities	6,847	6,250
Debt securities (b)	1,521	25,125
Total investments - trading securities	$50,780	43,236

Restricted Investments (c):
Guaranteed investment contracts - held-to-maturity	$236,899	215,009

(a)	The unrealized gain/loss on the Company's trading securities as of December 31, 2011 and 2010 was not significant.

(b)	Debt securities include corporate, mortgage-backed security, and U.S. government bonds and U.S. Treasury securities.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

(c)	Restricted investments are included in "Restricted cash and investments" on the Company's consolidated balance sheets.

As of December 31, 2011 and 2010, the Company has $22.2 million and $22.4 million, respectively, of other investments included in "other assets" on the Company's consolidated balance sheets.

As of December 31, 2011, the stated maturities for the Company's held-to-maturity investments (restricted investments) are shown in the following table:

Restricted investments
Year of Maturity:
2017-2021	$27,355
After 2021	209,544
Total	$236,899

8.    Intangible Assets and Goodwill

Intangible assets consist of the following:

	Weighted average remaining useful life as of December 31, 2011 (months)	As of December 31,
		2011	2010
Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $59,893 and $47,770, respectively)	63	$23,240	28,576
Computer software (net of accumulated amortization of $5,103 and $2,419, respectively)	12	2,815	5,499
Trade names (net of accumulated amortization of $9,274 and $6,956, respectively)	12	2,319	4,637
Total - amortizable intangible assets	54	$28,374	38,712

The Company recorded amortization expense on its intangible assets of $17.1 million, $22.7 million, and $22.2 million for the years ended December 31, 2011, 2010, and 2009, respectively. The Company will continue to amortize intangible assets over their remaining useful lives.  As of December 31, 2011, the Company estimates it will record amortization expense as follows:

2012	$18,632
2013	3,399
2014	2,102
2015	829
2016	639
2017 and thereafter	2,773
$28,374

On January 8, 2010, the Company purchased certain assets of a software company that constituted a business combination.  The initial consideration paid by the Company was $3.0 million in cash.  In addition to the initial purchase price, additional payments are to be made by the Company based on certain operating results as defined in the purchase agreement.  On February 1, 2011, the Company made an additional payment of $1.3 million. Additional contingent payments are payable in two annual installments due in March 2012 and March 2013 and, in total, are estimated by the Company to be $3.5 million as of December 31, 2011.  The

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

estimated contingency payments are included in "other liabilities" on the Company's consolidated balance sheets. The contingent payments will be remeasured to fair value each reporting date until the contingency is resolved, with all changes in fair value being recognized in earnings. Substantially all of the purchase price was allocated to a computer software intangible asset that is being amortized over three years. There was no excess purchase price over net assets acquired (goodwill) recognized as a result of this acquisition.

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

The change in the carrying amount of goodwill by operating segment was as follows:

	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Asset Generation and Management (a)	Total
Balance as of December 31, 2008	$8,596	58,086	66,613	41,883	175,178
Impairment charge	—	—	(31,461)	—	(31,461)
Balance as of December 31, 2009	8,596	58,086	35,152	41,883	143,717
Impairment charge	—	—	(26,599)	—	(26,599)
Balance as of December 31, 2010 and 2011	$8,596	58,086	8,553	41,883	117,118

(a)
As a result of the Reconciliation Act of 2010, the Company no longer originates new (first disbursement) FFELP loans and net interest income of the Company's existing FFELP loan portfolio will decline over time as the Company's portfolio pays down. As a result, as this revenue stream winds down, goodwill impairment will be triggered for the Asset Generation and Management reporting unit due to the passage of time and depletion of projected cash flows stemming from its FFELP student loan portfolio. Other than the Asset Generation and Management reporting unit, management believes the elimination of FFELP will not have an adverse impact on the fair value of the Company's other reporting units.

The Company reviews goodwill for impairment annually. This annual review is completed by the Company as of November 30 of each year and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable.
2009 Annual Goodwill Impairment Test
As a result of the 2009 annual test, the Company recorded an impairment charge of $31.5 million related to its list marketing business. The Company's list marketing business had been negatively affected by the economic recession and deterioration of the direct-to-consumer student loan market. In addition, during the fourth quarter of 2009, the Company recognized an impairment charge of $1.2 million on certain intangible assets related to its list marketing business. These charges are included in “impairment expense” in the Company's consolidated statements of income. Information related to the impairment charge follows:

Asset	Operating segment	Impairment charge
Amortizable intangible assets:
Customer relationships	Enrollment Services	$584
Trade names	Enrollment Services	506
Covenants not to compete	Enrollment Services	21
Other	Enrollment Services	156
Goodwill	Enrollment Services	31,461
Total impairment charge		$32,728

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

2010 Annual Goodwill Impairment Test
As a result of the 2010 annual goodwill impairment test, the Company recorded impairment charges at two reporting units included in the Enrollment Services operating segment. These charges consisted of $23.9 million related to its interactive marketing business and $2.7 million related to its list marketing business. After recording these charges, no goodwill remained at these two reporting units. These charges are included in “impairment expense” in the Company's consolidated statements of income.

The Company determined legislation and related public scrutiny at for-profit schools may negatively affect enrollments at these schools which could impact future revenue, operating margins, and cash flows related to the Company's interactive marketing business. In addition, the Company's list marketing business continued to be negatively affected by the economic recession and deterioration of the direct-to-consumer market.

With the exception of these two reporting units, as of November 30, 2010, the fair value of each of the Company's reporting units significantly exceeded the carrying value of the net assets assigned to that unit and the Company was not required to perform further testing for impairment.

2011 Annual Goodwill Impairment Test
As further discussed in note 2, "Summary of Significant Accounting Policies and Practices," as of November 30, 2011, the Company assessed qualitative factors and concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amount. As such, the Company was not required to perform the two-step impairment test and determined there was no impairment of goodwill.
9. Property and Equipment

Property and equipment consisted of the following:

		As of December 31,
	Useful life	2011	2010
Computer equipment and software	1-5 years	$79,895	78,929
Office furniture and equipment	3-7 years	10,607	10,481
Leasehold improvements	1-15 years	7,321	8,037
Transportation equipment	3-10 years	3,766	3,766
Buildings	5-39 years	9,144	8,490
Land	—	700	700
		111,433	110,403
Accumulated depreciation		76,614	79,830
		$34,819	30,573

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 related to property and equipment was $9.9 million, $8.9 million, and $13.4 million, respectively.

10.    Shareholders’ Equity

Classes of Common Stock

The Company's common stock is divided into two classes. The Class B common stock has ten votes per share and the Class A common stock has one vote per share. Each Class B share is convertible at any time at the holder's option into one Class A share. With the exception of the voting rights and the conversion feature, the Class A and Class B shares are identical in terms of other rights, including dividend and liquidation rights.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Stock Repurchases

The Company has a stock repurchase program that expires on May 24, 2012 in which it can repurchase shares of the Company's Class A common stock on the open market, through private transactions, or otherwise. Shares repurchased by the Company during 2011, 2010, and 2009 are shown in the table below.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)
Year ended December 31, 2011	1,436,423	$27,134	$18.89
Year ended December 31, 2010	1,866,332	39,805	21.33
Year ended December 31, 2009	38,429	430	11.16

As of December 31, 2011, 1.6 million shares may still be purchased under the Company's stock repurchase program

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

A reconciliation of weighted average shares outstanding follows:

	Year ended December 31,
	2011	2010	2009
Net income attributable to Nelnet, Inc.	$204,335	189,034	139,125
Less earnings allocated to holders of unvested restricted stock	1,263	1,218	889
Net income available to common stockholders	$203,072	187,816	138,236
Weighted average common shares outstanding - basic	47,860,824	49,127,934	49,484,816
Dilutive effect of the assumed vesting of restricted stock awards	186,845	198,752	200,327
Weighted average common shares outstanding - diluted	48,047,669	49,326,686	49,685,143
Basic earnings per common share	$4.24	3.82	2.79
Diluted earnings per common share	$4.23	3.81	2.78

Included in the Company's weighted average shares outstanding during the years ended December 31, 2011, 2010, and 2009 are 117,361 shares, 101,253 shares, and 96,622 shares, respectively, of restricted stock units issued to certain associates of the Company and restricted stock units that will be issued to nonemployee directors upon their termination from the board of directors under the Company's nonemployee directors' compensation plan (see note 18, “Stock Based Compensation Plans - Non-employee Directors Compensation Plan.”)

There were no shares that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.

12. Income Taxes

The Company is subject to income taxes in the United States and Canada. Significant judgment is required in evaluating the Company's tax positions and determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.

As required by the Income Taxes Topic of the FASB Accounting Standards Codification, the Company recognizes in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such change.

As of December 31, 2011, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $21.8 million which is included in “other liabilities” on the consolidated balance sheet. Of this total, $15.0 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Company currently anticipates uncertain tax positions will decrease by $2.3 million prior to December 31, 2012 as a result of a lapse of applicable statute of limitations, settlements, correspondence with examining authorities, and recognition or measurement considerations with federal and state jurisdictions; however, actual developments in this area could differ from those currently expected. Of the $2.3 million anticipated decrease, $1.8 million, if recognized, would affect the Company's effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31,
	2011	2010
Gross balance - beginning of year	$10,546	8,629
Additions based on tax positions of prior years	7,898	401
Additions based on tax positions related to the current year	4,359	2,383
Settlements with taxing authorities	—	—
Reductions for tax positions of prior years	(417)	(750)
Reductions based on tax positions related to the current year	—	—
Reductions due to lapse of applicable statute of limitations	(592)	(117)
Gross balance - end of year	$21,794	10,546

All of the reductions due to the lapse of statute of limitations and for prior year tax positions shown above impacted the effective tax rate.

The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of December 31, 2011 and 2010, $2.4 million and $1.7 million in accrued interest and penalties, respectively, were included in “other liabilities” on the consolidated balance sheets. The Company recognized interest expense related to uncertain tax positions of $0.7 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively, and interest income of $0.6 million for the year ended December 31, 2009. Penalties were accrued in the amount of $0.2 million in both 2010 and 2009. The amount of penalties accrued in 2011 was not significant. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.

The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2008. The Company is no longer subject to U.S. state/local income tax examinations by tax authorities prior to 2004. As of December 31, 2011, the tax years subject to examination by a significant jurisdiction are as follows:

U.S. Federal        2008 and 2009
California          2004 through 2009

The provision for income taxes consists of the following components:

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$123,737	102,162	88,413
State	1,354	6,827	7,194
Foreign	87	158	23
Total current provision	125,178	109,147	95,630

Deferred:
Federal	(6,606)	272	(15,947)
State	(1,116)	4,009	(3,111)
Foreign	(4)	(8)	1
Total deferred (benefit) provision	(7,726)	4,273	(19,057)
Provision for income tax expense	$117,452	113,420	76,573

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The differences between the income tax provision computed at the statutory federal corporate tax rate and the financial statement provision for income taxes are shown below:

	Year ended December 31,
	2011	2010	2009
Tax expense at federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	0.9	2.2	1.9
Provision of uncertain federal and state tax matters	1.1	0.4	—
Tax credits	(0.4)	(0.2)	(0.4)
Valuation allowance	(0.3)	0.1	(0.6)
Other	0.2	—	(0.4)
Effective tax rate	36.5%	37.5%	35.5%

The Company's net deferred income tax liability, which is included in “other liabilities” on the consolidated balance sheets, consists of the following components:

	As of December 31,
	2011	2010
Deferred tax assets:
Student loans	$23,605	21,413
Intangible assets	23,476	20,578
Accrued expenses	3,282	4,981
Net operating loss carryforwards	680	2,081
Stock compensation	867	899
Deferred revenue	2,625	734
Foreign tax credit	397	721
Bond issuance costs	656	667
Other	—	55
Total gross deferred tax assets	55,588	52,129
Less valuation allowance	(250)	(1,161)
Deferred tax assets	55,338	50,968
Deferred tax liabilities:
Loan origination services	31,576	36,878
Debt repurchases	30,637	33,391
Basis in certain derivative contracts	4,420	10,644
Depreciation	5,819	2,215
Other	454	53
Deferred tax liabilities	72,906	83,181
Net deferred income tax liability	$17,568	32,213

The Company has performed an evaluation of the recoverability of deferred tax assets. In assessing the realizability of the Company's deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected taxable income, carry back opportunities, and tax planning strategies in making the assessment of the amount of the valuation allowance. With the exception of a portion of the Company's state net operating loss, it is management's opinion

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance. The amount of deferred tax assets considered realizable; however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. As of December 31, 2011, various subsidiaries have state net operating loss carry forwards of $11.6 million expiring at various times through 2030 and foreign tax credit carry forwards of $0.4 million expiring in 2018. A valuation allowance has been established at December 31, 2011 and 2010 of $0.3 million and $1.2 million, respectively, to reduce deferred income tax assets to amounts expected to be realized. The net change in the valuation allowance for the year ended December 31, 2011 was a decrease of $0.9 million, which affected the Company's effective tax rate. Certain events occurred during the year which, in the judgment of management, changed the level of the Company's state net operating loss and foreign tax credit carry forwards expected to be realized.

During 2010, the Company recorded a $55.0 million pre-tax charge related to a legal settlement. Prior to the Company filing its 2010 U.S. Federal income tax return, it executed a binding agreement with the Internal Revenue Service concluding that the settlement payment was deductible as an ordinary and necessary business expense. See note 15, "Legal Proceedings," for additional information on this settlement.

As of December 31, 2011 and 2010, current income taxes receivable of $5.6 million and current income taxes payable of $2.6 million are included in "other assets" and “other liabilities,” respectively, on the consolidated balance sheets.

13. Restructuring Charges

Restructuring Charge - Legislative Impact (2009 Restructuring Plan)

On May 8, 2009, as a result of the continued challenges in the economy and legislative changes in the student loan industry, the Company adopted a plan to further streamline its operations by continuing to reduce its geographic footprint and consolidate servicing operations and related support services.

Management developed a restructuring plan that resulted in lower costs and provided enhanced synergies through cross training, career development, and simplified communications. The Company simplified its operating structure to leverage its larger facilities and technology by closing certain offices and downsizing its presence in certain geographic locations. Approximately 300 associates were impacted by this restructuring plan. However, the majority of these functions were relocated to the Company's Lincoln headquarters and Denver offices. Implementation of the plan began immediately and was completed during the third quarter of 2010.

The total charge to earnings associated with this restructuring plan was $11.7 million, of which $7.3 million and $4.4 million was recognized in 2009 and 2010, respectively. The majority of this restructuring charge and related activity impacted the Company's Student Loan and Guaranty Servicing operating segment. See note 14, “Segment Reporting,” which identifies the income statement impact of this restructuring for each operating segment.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Selected information related to the restructuring charge follows:

	2009 Restructuring Plan		2008 Restructuring Plan (a)	2007 Restructuring Plan (b)
	Employee termination benefits	Lease terminations	Lease terminations	Lease terminations	Total
Restructuring accrual as of December 31, 2008	$—	—	589	2,891	3,480
Restructuring costs recognized in 2009	4,247	3,031	—	—	7,278
Adjustment from initial estimate of charges	—	—	12	692	704
Cash payments	(898)	(605)	(250)	(650)	(2,403)
Restructuring accrual as of December 31, 2009	3,349	2,426	351	2,933	9,059
Restructuring costs recognized in 2010	1,069	3,360	—	—	4,429
Adjustment from initial estimate of charges	—	—	—	1,639	1,639
Cash payments	(3,380)	(2,332)	(128)	(1,207)	(7,047)
Restructuring accrual as of December 31, 2010	1,038	3,454	223	3,365	8,080
Cash payments	(683)	(1,387)	(223)	(1,541)	(3,834)
Restructuring accrual as of December 31, 2011	$355	2,067	—	1,824	4,246

(a)
During, 2008, the Company announced a plan to reduce operating expenses related to its student loan origination and related businesses as a result of ongoing disruptions in the credit markets. This restructuring plan was completed during the second quarter of 2008.

(b)
During 2007, the Company initiated a restructuring plan to modify its student loan business model in advance of the enactment of the College Cost Reduction Act, which impacted the FFEL Program. This restructuring plan was completed as of December 31, 2007.

The restructuring accrual as of December 31, 2011 and 2010 is included in “other liabilities” on the consolidated balance sheets.

14.    Segment Reporting

The Company earns fee-based revenue through its Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, and Enrollment Services operating segments. In addition, the Company earns interest income on its student loan portfolio in its Asset Generation and Management operating segment. The Company’s operating segments are defined by the products and services they offer and the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. See note 1, "Description of Business," for a description of each operating segment.

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

Segment Operating Results – “Base Net Income”

The tables below include the operating results of each of the Company’s operating segments. Management, including the chief operating decision maker, evaluates the performance of the Company's operating segments based on their profitability. Management measures the profitability of the Company's operating segments based on “base net income.”  Accordingly, information regarding the Company's operating segments is provided based on “base net income.”  The Company's “base net income” is not a defined

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

term within generally accepted accounting principles and may not be comparable to similarly titled measures reported by other companies.  Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. While “base net income” is not a substitute for reported results under GAAP, the Company relies on “base net income” to manage each operating segment because it believes this measure provides additional information regarding the operational and performance indicators that are most closely assessed by management.

“Base net income” is the primary financial performance measure used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. Management believes this information provides additional insight into the financial performance of the core business activities of the Company’s operating segments. Accordingly, the tables presented below reflect “base net income,” which is the operating measure reviewed and utilized by management to manage the business, allocate resources, and evaluate performance. Reconciliations of the segment totals to the Company’s operating results in accordance with GAAP are also included in the tables below.

Corporate Activity and Overhead

Included in the tables below are certain corporate activities ("Corporate Activity and Overhead"). Corporate Activity and Overhead includes the following items:

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

Reclassifications

Certain operating segment amounts previously reported have been reclassified to conform to the current period presentation. These reclassifications include reclassifying "software services revenue" to "loan and guaranty servicing revenue" and reclassifying "depreciation and amortization," "impairment expense," "restructure expense," and "litigation settlement," which were previously included in “other expenses.” These reclassifications had no effect on any of the segments net income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Segment Results and Reconciliations to GAAP

	Year ended December 31, 2011
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Base Net Income	Adjustments to GAAP Results	GAAP Results of Operations
Total interest income	$58	21	—	79	590,736	5,074	(3,035)	592,854	—	592,854
Interest expense	—	—	—	—	221,675	9,649	(3,035)	228,289	—	228,289
Net interest income (loss)	58	21	—	79	369,061	(4,575)	—	364,565	—	364,565
Less provision for loan losses	—	—	—	—	21,250	—	—	21,250	—	21,250
Net interest income (loss) after provision for loan losses	58	21	—	79	347,811	(4,575)	—	343,315	—	343,315
Other income (expense):
Loan and guaranty servicing revenue	175,657	—	—	175,657	—	—	—	175,657	—	175,657
Intersegment servicing revenue	69,037	—	—	69,037	—	—	(69,037)	—	—	—
Tuition payment processing and campus commerce revenue	—	67,797	—	67,797	—	—	—	67,797	—	67,797
Enrollment services revenue	—	—	130,470	130,470	—	—	—	130,470	—	130,470
Other income	—	—	—	—	15,416	14,097	—	29,513	—	29,513
Gain on sale of loans and debt repurchases	—	—	—	—	1,433	6,907	—	8,340	—	8,340
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	(17,807)	(17,807)
Derivative settlements, net	—	—	—	—	(7,228)	(612)	—	(7,840)	—	(7,840)
Total other income (expense)	244,694	67,797	130,470	442,961	9,621	20,392	(69,037)	403,937	(17,807)	386,130
Operating expenses:
Salaries and benefits	102,878	30,070	25,155	158,103	2,791	17,057	—	177,951	—	177,951
Cost to provide enrollment services	—	—	86,548	86,548	—	—	—	86,548	—	86,548
Depreciation and amortization	6,843	1,174	3,204	11,221	—	1,398	—	12,619	17,125	29,744
Other	60,442	10,192	9,425	80,059	13,381	19,975	—	113,415	—	113,415
Intersegment expenses, net	4,776	4,714	3,521	13,011	70,018	(13,992)	(69,037)	—	—	—
Total operating expenses	174,939	46,150	127,853	348,942	86,190	24,438	(69,037)	390,533	17,125	407,658
Income (loss) before income taxes and corporate overhead allocation	69,813	21,668	2,617	94,098	271,242	(8,621)	—	356,719	(34,932)	321,787
Corporate overhead allocation	(4,138)	(1,379)	(1,379)	(6,896)	(6,896)	13,792	—	—	—	—
Income (loss) before income taxes	65,675	20,289	1,238	87,202	264,346	5,171	—	356,719	(34,932)	321,787
Income tax (expense) benefit	(24,955)	(7,709)	(471)	(33,135)	(100,451)	2,860	—	(130,726)	13,274	(117,452)
Net income (loss)	$40,720	12,580	767	54,067	163,895	8,031	—	225,993	(21,658)	204,335

Total assets	$123,307	157,444	45,738	326,489	25,821,806	24,735	(320,813)	25,852,217	—	25,852,217

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2010
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee-Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Base Net Income	Adjustments to GAAP Results	GAAP Results of Operations
Total interest income	$62	32	—	94	600,098	8,109	(4,370)	603,931	—	603,931
Interest expense	—	—	—	—	215,339	21,891	(4,370)	232,860	—	232,860
Net interest income (loss)	62	32	—	94	384,759	(13,782)	—	371,071	—	371,071
Less provision for loan losses	—	—	—	—	22,700	—	—	22,700	—	22,700
Net interest income (loss) after provision for loan losses	62	32	—	94	362,059	(13,782)	—	348,371	—	348,371
Other income (expense):
Loan and guaranty servicing revenue	158,838	—	—	158,838	—	(254)	—	158,584	—	158,584
Intersegment servicing revenue	85,342	—	—	85,342	—		(85,342)	—	—	—
Tuition payment processing and campus commerce revenue	—	59,824	—	59,824	—	—	—	59,824	—	59,824
Enrollment services revenue	—	—	139,897	139,897	—	—	—	139,897	—	139,897
Other income	519	—	—	519	18,639	12,152	—	31,310	—	31,310
Gain on sale of loans and debt repurchases	—	—	—	—	73,709	4,922	—	78,631	—	78,631
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	3,587	3,587
Derivative settlements, net	—	—	—	—	(13,336)	(928)	—	(14,264)	—	(14,264)
Total other income (expense)	244,699	59,824	139,897	444,420	79,012	15,892	(85,342)	453,982	3,587	457,569
Operating expenses:
Salaries and benefits	95,293	27,180	24,827	147,300	4,524	15,849	(1,662)	166,011	—	166,011
Cost to provide enrollment services	—	—	91,647	91,647	—	—	—	91,647	—	91,647
Depreciation and amortization	5,179	1,333	7,359	13,871	3	1,826	—	15,700	22,744	38,444
Impairment expense	—	—	26,599	26,599	—	—	—	26,599	—	26,599
Restructure expense	6,040	—	—	6,040	—	(20)	—	6,020	—	6,020
Litigation settlement	—	—	—	—	—	55,000	—	55,000	—	55,000
Other	60,061	9,531	10,681	80,273	12,749	26,743	—	119,765	—	119,765
Intersegment expenses, net	5,221	3,579	2,461	11,261	85,278	(12,859)	(83,680)	—	—	—
Total operating expenses	171,794	41,623	163,574	376,991	102,554	86,539	(85,342)	480,742	22,744	503,486
Income (loss) before income taxes and corporate overhead allocation	72,967	18,233	(23,677)	67,523	338,517	(84,429)	—	321,611	(19,157)	302,454
Corporate overhead allocation	(5,856)	(1,952)	(1,952)	(9,760)	(9,759)	19,519	—	—	—	—
Income (loss) before income taxes	67,111	16,281	(25,629)	57,763	328,758	(64,910)	—	321,611	(19,157)	302,454
Income tax (expense) benefit	(25,502)	(6,189)	9,740	(21,951)	(124,928)	26,179	—	(120,700)	7,280	(113,420)
Net income (loss)	$41,609	10,092	(15,889)	35,812	203,830	(38,731)	—	200,911	(11,877)	189,034

Additional information:
Net income (loss)	$41,609	10,092	(15,889)	35,812	203,830	(38,731)	—	200,911
Plus: Litigation settlement	—	—	—	—	—	55,000	—	55,000
Plus: Restructure expense	6,040	—	—	6,040	—	(20)	—	6,020
Plus: Impairment expense	—	—	26,599	26,599	—	—	—	26,599
Less: Net tax effect	(2,295)	—	(10,108)	(12,403)	—	(20,892)	—	(33,295)
Net income (loss), excluding litigation settlement, restructure expense, and impairment expense	$45,354	10,092	602	56,048	203,830	(4,643)	—	255,235
Total assets	$133,103	121,817	52,999	307,919	26,008,867	11,970	(434,864)	25,893,892	—	25,893,892

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2009
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Base Net Income	Adjustments to GAAP Results	GAAP Results of Operations
Total interest income	$112	62	—	174	609,143	5,391	(2,003)	612,705	7,502	620,207
Interest expense	—	—	—	—	357,930	28,935	(2,003)	384,862	—	384,862
Net interest income (loss)	112	62	—	174	251,213	(23,544)	—	227,843	7,502	235,345
Less provision for loan losses	—	—	—	—	29,000	—	—	29,000	—	29,000
Net interest income (loss) after provision for loan losses	112	62	—	174	222,213	(23,544)	—	198,843	7,502	206,345
Other income (expense):
Loan and guaranty servicing revenue	131,437	—	—	131,437	—	(1,526)	—	129,911	—	129,911
Intersegment servicing revenue	85,048	—	—	85,048	—	—	(85,048)	—	—	—
Tuition payment processing and campus commerce revenue	—	53,894	—	53,894	—	—	—	53,894	—	53,894
Enrollment services revenue	—	—	119,397	119,397	—	—	—	119,397	—	119,397
Other income	644	—	—	644	17,169	8,656	—	26,469	—	26,469
Gain on sale of loans and debt repurchases	—	—	—	—	63,676	13,155	—	76,831	—	76,831
Derivative market value and foreign currency adjustments	—	—	—	—	—	—	—	—	(30,802)	(30,802)
Derivative settlements, net	—	—	—	—	39,286	—	—	39,286	—	39,286
Total other income (expense)	217,129	53,894	119,397	390,420	120,131	20,285	(85,048)	445,788	(30,802)	414,986
Operating expenses:
Salaries and benefits	84,405	25,549	23,222	133,176	6,767	16,639	(5,456)	151,126	159	151,285
Cost to provide enrollment services	—	—	74,926	74,926	—	—	—	74,926	—	74,926
Depreciation and amortization	9,025	1,484	3,959	14,468	9	1,770	—	16,247	22,249	38,496
Impairment expense	—	—	32,728	32,728	—	—	—	32,728	—	32,728
Restructure expense	7,715	—	—	7,715	—	267	—	7,982	—	7,982
Other	41,708	8,158	9,267	59,133	19,557	21,526	—	100,216	—	100,216
Intersegment expenses, net	4,299	2,563	1,566	8,428	81,335	(10,171)	(79,592)	—	—	—
Total operating expenses	147,152	37,754	145,668	330,574	107,668	30,031	(85,048)	383,225	22,408	405,633
Income (loss) before income taxes and corporate overhead allocation	70,089	16,202	(26,271)	60,020	234,676	(33,290)	—	261,406	(45,708)	215,698
Corporate overhead allocation	—	—	—	—	—	—	—	—	—	—
Income (loss) before income taxes	70,089	16,202	(26,271)	60,020	234,676	(33,290)	—	261,406	(45,708)	215,698
Income tax (expense) benefit	(26,636)	(6,156)	9,984	(22,808)	(89,178)	19,186	—	(92,800)	16,227	(76,573)
Net income (loss)	$43,453	10,046	(16,287)	37,212	145,498	(14,104)	—	168,606	(29,481)	139,125

Additional information:
Net income (loss)	$43,453	10,046	(16,287)	37,212	145,498	(14,104)	—	168,606
Plus: Restructure expense	7,715	—	—	7,715	—	267	—	7,982
Plus: Impairment expense	—	—	32,728	32,728	—	—	—	32,728
Less: Net tax effect	(2,932)	—	(12,437)	(15,369)	—	917	—	(14,452)
Net income (loss), excluding restructure and impairment expense	$48,236	10,046	4,004	62,286	145,498	(12,920)	—	194,864
Total assets	$146,530	114,581	76,140	337,251	25,899,946	12,201	(372,971)	25,876,427	—	25,876,427

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The adjustments required to reconcile from the Company’s “base net income” measure to its GAAP results of operations relate to items that are excluded from management’s evaluation of the Company’s operating results. The following tables reflect adjustments associated with these items by operating segment and Corporate Activity and Overhead:

	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Asset Generation and Management	Corporate Activity and Overhead	Total
	Year ended December 31, 2011
Derivative market value and foreign currency adjustments (a)	$—	—	—	(7,571)	25,378	17,807
Amortization of intangible assets (b)	8,470	5,005	3,650	—	—	17,125
Compensation related to business combinations (c)	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives (d)	—	—	—	—	—	—
Net tax effect (e)	(3,219)	(1,902)	(1,387)	2,877	(9,643)	(13,274)
Total adjustments to GAAP	$5,251	3,103	2,263	(4,694)	15,735	21,658
	Year ended December 31, 2010
Derivative market value and foreign currency adjustments (a)	$—	—	—	(3,046)	(541)	(3,587)
Amortization of intangible assets (b)	8,576	5,756	8,412	—	—	22,744
Compensation related to business combinations (c)	—	—	—	—	—	—
Variable-rate floor income, net of settlements on derivatives (d)	—	—	—	—	—	—
Net tax effect (e)	(3,259)	(2,189)	(3,199)	1,157	210	(7,280)
Total adjustments to GAAP	$5,317	3,567	5,213	(1,889)	(331)	11,877
	Year ended December 31, 2009
Derivative market value and foreign currency adjustments (a)	$—	—	—	34,569	(3,767)	30,802
Amortization of intangible assets (b)	4,848	7,440	9,961	—	—	22,249
Compensation related to business combinations (c)	—	—	—	—	159	159
Variable-rate floor income, net of settlements on derivatives (d)	—	—	—	(7,502)	—	(7,502)
Net tax effect (e)	(1,842)	(2,827)	(3,787)	(10,285)	2,514	(16,227)
Total adjustments to GAAP	$3,006	4,613	6,174	16,782	(1,094)	29,481

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

(c)
Compensation related to business combinations: The Company has structured certain business combinations in which the consideration paid has been dependent on the sellers' continued employment with the Company. As such, the value

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

of the consideration paid is recognized as compensation expense by the Company over the term of the applicable employment agreement. The compensation expense related to existing agreements was fully expensed in 2009. “Base net income” excludes this expense.

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

15. Legal Proceedings

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

Bais Yaakov of Spring Valley v. Peterson's Nelnet, LLC

On January 4, 2011, a complaint against Peterson's Nelnet, LLC (“Peterson's”), a subsidiary of the Company, was filed in the U.S. federal District Court for the District of New Jersey (the “District Court”). The complaint alleges that Peterson's sent six advertising faxes to the named plaintiff in 2008-2009 that were not the result of express invitation or permission granted by the plaintiff and did not include certain opt out language. The complaint also alleges that such faxes violated the federal Telephone Consumer Protection Act (the “TCPA”), purportedly entitling the plaintiff to $500 per violation, trebled for willful violations for each of the six faxes. The complaint further alleges that Peterson's had sent putative class members more than 10,000 faxes that violated the TCPA, amounting to more than $5 million in statutory penalty damages and more than $15 million if trebled for willful violations. The complaint seeks to establish a class action for two different classes of plaintiffs: Class A, to whom Peterson's sent unsolicited fax advertisements containing opt out notices similar to those contained in the faxes received by the named plaintiff; and Class B, to whom Peterson's sent fax advertisements containing opt out notices similar to those contained in the faxes received by the named plaintiff. As of the filing date of this report, the District Court has not established or recognized any class.

On February 16, 2011, Peterson's filed a motion to dismiss the complaint based on a lack of federal question or diversity jurisdiction with respect to the complaint, which was denied by the District Court on April 15, 2011, shortly after a similar motion to dismiss that had been granted in an unrelated case involving alleged TCPA violations related to faxes was reversed by the U.S. Court of Appeals for the Third Circuit (the “Appeals Court”), which has jurisdiction over the District Court.  On April 29, 2011, Peterson's filed an answer to the complaint, but also filed a motion for reconsideration of the motion to dismiss.  On May 17, 2011, the Appeals Court granted a petition for rehearing of the motion to dismiss in the unrelated TCPA fax case, and on May 31, 2011, Peterson's filed a motion for stay pending the outcome of that rehearing.  On September 12, 2011, the motion for stay was granted, and the motion for reconsideration was denied by the District Court. On September 20, 2011, the named plaintiff filed a motion for reconsideration of the District Court's order, and at a hearing on November 22, 2011 the District Court ordered counsel to submit a proposed order to modify the stay for a limited third party subpoena, which the District Court approved on December 5, 2011. On January 18, 2012, the U.S. Supreme Court issued a decision in an unrelated TCPA case which held that federal courts have federal question jurisdiction over private causes of action under the TCPA. On January 20, 2012, the named plaintiff requested

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

that the stay be lifted on the basis of the Supreme Court's decision, and on January 25, 2012 the District Court denied that request since the stay is based on the outcome of the Appeals Court rehearing, and there has been no decision by the Appeals Court with respect to such rehearing.

Peterson's intends to continue to contest the suit vigorously.  Due to the preliminary stage of this matter and the uncertainty and risks inherent in class determination and the overall litigation process, the Company believes that a meaningful estimate of a reasonably possible loss, if any, or range of reasonably possible losses, if any, cannot currently be made.

Oberg Litigation

In September 2009, the Company was served with a Complaint (the “Oberg Complaint”) naming the Company as one of ten defendant student loan lenders in a “qui tam” action brought by Jon H. Oberg on behalf of the United States of America. The Oberg Complaint alleged that the defendants submitted false claims for payment to the Department in order to obtain special allowance payments on certain student loans at a rate of 9.5%, which the Oberg Complaint alleged were in excess of amounts permitted by law, and that approximately $407 million in unlawful 9.5% special allowance payment claims were submitted by the Company. The Oberg Complaint sought a judgment against the defendants in the amount of three times the amount of damages sustained by the government in connection with the alleged overbilling by the defendants for special allowance payments, as well as civil penalties.

During 2010, the Company entered into a settlement agreement to settle all claims associated with the Oberg Complaint. As a result of the settlement, the Company recorded a $55.0 million pre-tax charge during the third quarter of 2010, and paid that amount on November 3, 2010. The Company believed it had strong defenses to the Oberg Complaint, but entered into the settlement agreement in order to eliminate the uncertainty, distraction, and expense of a trial.

16. Operating Leases

The Company is committed under noncancelable operating leases for office and warehouse space and equipment. Total rental expense incurred by the Company for the years ended December 31, 2011, 2010, and 2009 was $8.2 million, $9.3 million, and $10.4 million, respectively. Minimum future rentals, as of December 31, 2011, under noncancelable operating leases are shown below:

2012	$6,787
2013	5,708
2014	3,399
2015	1,656
2016 and thereafter	1,664
$19,214

Future rental commitments for leases in the table above have been reduced by minimum non-cancelable sublease rentals aggregating approximately $1.2 million as of December 31, 2011.

17. Defined Contribution Benefit Plan

The Company has a 401(k) savings plan that cover substantially all of its employees. Employees may contribute up to 100 percent of their pre‑tax salary, subject to IRS limitations. The Company matches up to 100 percent on the first 3 percent of contributions and 50 percent on the next 2 percent. The Company made contributions to the plan of $3.4 million, $3.1 million, and $3.2 million during the years ended December 31, 2011, 2010, and 2009, respectively. Union Bank, an entity under common control with the Company, serves as the trustee and administrator for the plan.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

18. Stock Based Compensation Plans

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

The following table summarizes restricted stock activity:

	Years ended December 31,
	2011	2010	2009
Non-vested shares at beginning of year	311,119	320,461	329,173
Granted	82,845	96,327	72,471
Vested	(54,184)	(48,523)	(43,873)
Canceled	(54,062)	(57,146)	(37,310)
Non-vested shares at end of year	285,718	311,119	320,461

The fair value of restricted stock awards is determined on the grant date based on the Company's stock price and is amortized to compensation cost over the related vesting periods. As of December 31, 2011, there was $3.0 million of unrecognized compensation cost included in “additional paid-in capital” on the consolidated balance sheet related to restricted stock, which is expected to be recognized as compensation expense as shown in the table below.

2012	$952
2013	680
2014	491
2015	349
2016	235
2017 and thereafter	304
$3,011

To date, the shares issued under this plan vest immediately or vest in either three or ten years. The Company pays dividends on non-vested stock. For the years ended December 31, 2011, 2010, and 2009, the Company recognized compensation expense of $1.3 million, $1.5 million, and $1.6 million, respectively, related to shares issued under the restricted stock plan.

Employee Share Purchase Plan

The Company has an employee share purchase plan pursuant to which employees are entitled to purchase common stock from payroll deductions at a 15% discount from market value. All employees, other than those whose customary employment is 20 hours or less per week, who have been employed for at least six months, or another period determined by the Company's compensation committee not in excess of two years, are eligible to purchase Class A common stock under the plan. During the years ended December 31, 2011, 2010, and 2009, the Company recognized compensation expense of approximately $137,000, $141,000, and $216,000, respectively, in connection with issuing 29,989 shares, 31,729 shares, and 52,311 shares, respectively, under this plan.

Employee Stock Purchase Loan Plan

The Company has entered into loan agreements with employees pursuant to the Company's Employee Stock Purchase Loan Plan (the “Loan Plan”). Loans under this plan mature ten years from grant date and bear interest equal to the three-month LIBOR rate plus 50 basis points. As of December 31, 2011 and 2010, the balance of the loans granted under the Loan Plan was $1.1 million

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

and $1.2 million, respectively, and is reflected as a reduction to stockholders' equity on the consolidated balance sheets. During 2010, the Company's Board of Directors terminated the Loan Plan effective as of December 31, 2010 such that no future awards or loans will be made under the plan. Such termination does not affect loans outstanding.

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

For the years ended December 31, 2011, 2010, and 2009, the Company recognized approximately $641,000, $585,000, and $575,000, respectively, of expense related to this plan. The following table provides the number of shares issued under this plan for the years ended December 31, 2011, 2010, and 2009.

	Shares issued - not deferred	Shares issued - deferred	Total
Year ended December 31, 2011	13,059	20,843	33,902
Year ended December 31, 2010	14,632	12,466	27,098
Year ended December 31, 2009	7,143	36,078	43,221

19.	Related Parties

Union Bank is controlled by Farmers & Merchants Investment Inc. (“F&M”) which owns a majority of Union Bank's common stock and a minority share of Union Bank's non-voting preferred stock. Michael S. Dunlap, a significant shareholder, Chief Executive Officer, Chairman, and a member of the Board of Directors of the Company, along with his spouse, owns or controls a significant portion of the stock of F&M, while Mr. Dunlap's sister, Angela L. Muhleisen, also owns or controls a significant portion of F&M stock. Mr. Dunlap serves as a Director and Co-President of F&M. Ms. Muhleisen serves as Director and Co-President of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of various shares of the Company because it serves in a capacity of trustee and has sole voting and/or investment power. Mr. Dunlap and Ms. Muhleisen beneficially own a significant percent of the voting rights of the Company's outstanding common stock.

The Company has entered into certain contractual arrangements with Union Bank. These transactions are summarized below.

Loan Sales and Purchases

During 2009 and 2008, the Company sold $76.4 million (par value) and $535.4 million (par value), respectively, of FFELP student loans (the “FFELP Loans”) to Union Bank. The Company recognized losses of $0.8 million and $3.9 million, respectively, on these loan sales, which represented unamortized loan costs on the portfolios. These loans were sold pursuant to an affiliate transaction exemption granted by the Federal Reserve Board which allowed Union Bank to purchase FFELP loans from the Company. In connection with the exemption and the loan purchases by Union Bank, an Assurance Commitment Agreement (the “Commitment Agreement”) was also entered into, by and among, the Company, Union Bank, and Mr. Dunlap. Per the terms of the Commitment Agreement, the Company provided certain assurances to Union Bank designed to mitigate potential losses related to the FFELP Loans, including holding amounts in escrow equal to the unguaranteed portion and reimbursing Union Bank for losses, if any, related to the portfolio. As part of this agreement, the Company was also obligated to buy back loans once they were 30 days delinquent. In 2010 and 2009, the Company bought back from Union Bank $11.7 million (par value) and $36.9 million (par value), respectively, in loans and incurred expenses of $128,000 and $374,000, respectively, related to this obligation.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

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

During the years ended December 31, 2011, 2010, and 2009, the Company purchased student loans of $0.1 million (par value), $989.2 million (par value), and $47.6 million (par value), respectively, from Union Bank, which includes $535.9 million (par value) and $36.9 million (par value) of loans purchased in 2010 and 2009, respectively, under the Commitment Agreement as discussed previously. No premiums were paid for loans purchased in 2011, 2010, and 2009.

Loan Servicing

The Company serviced $496.3 million, $530.0 million, and $539.8 million of loans for Union Bank as of December 31, 2011, 2010, and 2009, respectively. Servicing revenue earned by the Company from servicing loans for Union Bank was $1.9 million, $1.8 million, and $1.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. As of both December 31, 2011 and 2010, accounts receivable includes $0.2 million due from Union Bank for loan servicing.

Funding

Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company uses this facility as a source to fund FFELP student loans. As of December 31, 2011 and 2010, $509.2 million and $350.4 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank's grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company's consolidated balance sheets.

Bonds and Notes Payable

The Company has from time to time repurchased certain of its own asset-backed securities (bonds and notes payable). For accounting purposes, these notes have been effectively retired and are not included on the Company's consolidated balance sheets. However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. During 2010, the Company participated $218.7 million of these securities to Union Bank, as trustee for various grantor trusts, and obtained cash proceeds equal to the par value of the notes. The Company has entered into a Guaranteed Purchase Agreement with Union Bank whereby the Company must purchase these notes back from Union Bank at par upon the request of Union Bank. As of December 31, 2010, $107.1 million of these securities were outstanding and subject to the participation agreement and are included in “bonds and notes payable” on the Company's consolidated balance sheet. During the first quarter of 2011, the Company redeemed all outstanding notes under this participation.

Operating Cash Accounts

The majority of the Company's cash operating accounts are maintained at Union Bank. The Company also participates in the Short term Federal Investment Trust (“STFIT”) of the Student Loan Trust Division of Union Bank, which is included in “cash and cash equivalents - held at a related party” and “restricted cash - due to customers” on the accompanying consolidated balance sheets. As of December 31, 2011 and 2010, the Company had $119.5 million and $326.9 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which $84.2 million and $50.1 million as of December 31, 2011 and 2010, respectively, represented cash collected for customers. Interest income earned by the Company on the amounts invested in the STFIT for the years ended December 31, 2011, 2010, and 2009 was $0.2 million, $1.1 million, and $2.9 million, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

529 Plan Administration Services

The Company provides certain 529 Plan administration services to certain college savings plans (the “College Savings Plans”) through a contract with Union Bank, as the program manager. Union Bank is entitled to a fee as program manager pursuant to its program management agreement with the College Savings Plans. For the years ended December 31, 2011, 2010, and 2009, the Company has received fees of $2.3 million, $5.7 million, and $3.4 million, respectively, from Union Bank related to the administration services provided to the College Savings Plans.

Lease Arrangements

Union Bank leases approximately 4,000 square feet in the Company's corporate headquarters building. Union Bank paid the Company approximately $73,000, $71,000, and $70,000 for commercial rent and storage income during 2011, 2010, and 2009, respectively. The lease agreement expires on June 30, 2018.

On October 31, 2011, the Company entered into a lease agreement with Union Bank under which the Company will lease office space of approximately 1,300 square feet for $25,000 per year. The initial term of the lease expires on November 30, 2012, and the lease agreement provides for automatic renewals each year. The Company paid Union Bank approximately $4,000 during 2011 in accordance with the lease agreement.

Other Fees Paid to Union Bank

During the years ended December 31, 2011, 2010, and 2009, the Company paid Union Bank approximately $64,000, $358,000, and $210,000, respectively, in administrative services; approximately $104,000, $120,000, and $118,000, respectively, in commissions, and approximately $185,000, 177,000, and $72,000, respectively, in cash management fees.

Other Fees Received from Union Bank

During the years ended December 31, 2011, 2010, and 2009, Union Bank paid the Company approximately $144,000, $112,000, and $110,000, respectively, under an employee sharing arrangement and approximately $25,000, $52,000, and $57,000, respectively, for health and productivity services.

Investment Services

In December 2010, Union Bank established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset backed securities. Union Bank, in its individual capacity, and the Company have both invested money into the trusts. As of December 31, 2011 and 2010, the Company had $8.0 million and $4.9 million, respectively, invested in the trusts, and such investments are included in "investments" on the consolidated balance sheets.

Prior to May 1, 2011, the Company and Union Bank employed certain individuals as dual employees and such employees provided consulting and advisory services to Union Bank as trustee for these trusts, and Union Bank agreed to pay the Company for the share of such employees' salary and payroll based on the value of such services rendered as well as the loss of value of such dual employees' services to the Company.  On May 9, 2011, one of the Company's subsidiaries entered into a management agreement with Union Bank, effective as of May 1, 2011, under which the subsidiary performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts.  The agreement provides that Union Bank will pay to the subsidiary annual fees of 25 basis points on the outstanding balance of the investments in the trusts.  As of December 31, 2011, the outstanding balance of investments in the trusts was $394.2 million.  In addition, Union Bank will pay additional fees to the subsidiary of 50 percent of the gains from the sale of securities from the trusts.  For the year ended December 31, 2011, the Company recognized $5.1 million of fee revenue related to this agreement, which is included in "other income" on the consolidated statements of income.

401(k) Plan Administer

Union Bank administers the Company's 401(k) defined contribution plan. Fees paid to Union Bank to administer the plan are paid by the plan participants and were approximately $270,000, $239,000, and $193,000 during the years ended December 31, 2011, 2010, and 2009, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Letter of Credit

As of December 31, 2011, Union Bank has issued a $25,000 letter of credit for the Company's benefit. Union Bank charged no fee for providing this service.

20.  Fair Value

The Company uses estimates of fair value in applying various accounting standards for its financial statements.

The Company categorizes its fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding the Company's policies for determining fair value and the hierarchical framework, see note 2, "Summary of Significant Accounting Policies and Practices - Fair Value Measurements."

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investments - trading securities (a):
Student loan auction rate asset-backed securities	$—	42,412	—	42,412
Equity securities	6,847	—	—	6,847
Debt securities	1,521	—	—	1,521
Total investments - trading securities	8,368	42,412	—	50,780
Fair value of derivative instruments (b)	—	92,219	—	92,219
Total assets	$8,368	134,631	—	142,999
Liabilities:
Fair value of derivative instruments (b):	$—	43,840	—	43,840
Total liabilities	$—	43,840	—	43,840

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investments - trading securities (a)
Student loan auction rate asset-backed securities	$—	—	11,861	11,861
Equity securities	6,250	—	—	6,250
Debt securities	25,125	—	—	25,125
Total investments - trading securities	31,375	—	11,861	43,236
Fair value of derivative instruments (b)	—	118,346	—	118,346
Total assets	$31,375	118,346	11,861	161,582
Liabilities:
Fair value of derivative instruments (b)	$—	16,089	—	16,089
Total liabilities	$—	16,089	—	16,089

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

(a)
Investments represent investments classified by the Company as trading securities which are recorded at fair value on a recurring basis. Level 1 investments are measured based upon quoted prices and include investments traded on an active exchange, such as the New York Stock Exchange, as well as corporate, mortgage-backed security, and U.S. government bonds and U.S. Treasury securities that trade in active markets. Level 2 and level 3 investments include student loan auction rate asset-backed securities. The fair value for the student loan auction rate asset-backed securities is determined using indicative quotes from broker dealers or an income approach valuation technique (present value using the discount rate adjustment technique) that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk.

(b)
All derivatives are accounted for at fair value on a recurring basis.  The fair value of derivative financial instruments is determined using a market approach in which derivative pricing models use the stated terms of the contracts and observable yield curves, forward foreign currency exchange rates, and volatilities from active markets.

When determining the fair value of derivatives, the Company takes into account counterparty credit risk for positions where it is exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty.

The following table presents a roll forward of the fair value of level 3 (significant unobservable inputs) assets.

Level 3
Balance at December 31, 2009	$—
Total realized and unrealized gains (losses) included in income, net (a)	150
Purchases	12,061
Redemptions/Sales	(350)
Balance at December 31, 2010	11,861
Total realized and unrealized gains (losses) included in income, net (a)	(78)
Purchases	93,823
Redemptions/Sales	(63,194)
Transfers out of level 3 (b)	(42,412)
Balance at December 31, 2011	$—

(a) Realized and unrealized gains (losses) related to the Company's asset-backed securities investments are included in "other income" in the Company's consolidated statements of income.

(b) On December 31, 2011, the Company transferred its asset-backed securities investments from level 3 to level 2 as a result of an increase in market activity for such securities.

The Company measures certain assets at fair value on a nonrecurring basis in accordance with GAAP. For the years ended December 31, 2010 and 2009, these adjustments to fair value resulted from the write-down to fair value of goodwill and intangible assets. For assets measured at fair value on a nonrecurring basis during the years ended December 31, 2011, 2010, and 2009 that were still held on the balance sheet at each respective period end, the following table provides the fair value hierarchy and the carrying value of the related individual assets at year end.

	Level 3
	2011	2010	2009
Goodwill (a)	$117,118	117,118	143,717
Intangible assets (b)	28,374	38,712	53,538
	$145,492	155,830	197,255

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

(a)	Goodwill is reviewed annually for impairment and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable.

(b)
Long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The following table presents the fair value adjustments included in the consolidated statements of income related to the decrease in value of the above assets. The fair value adjustments were recorded by the Company as impairment charges and are included in “impairment expense” in the consolidated statements of income.

	Year ended December 31,
	2010	2009
Goodwill	$(26,599)	(31,461)
Intangible assets	—	(1,267)
	$(26,599)	(32,728)

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of December 31, 2011		As of December 31, 2010
	Fair value	Carrying value	Fair value	Carrying value
Financial assets:
Student loans receivable	$23,894,005	24,297,876	24,836,538	23,948,014
Student loans receivable - held for sale	—	—	84,987	84,987
Cash and cash equivalents	42,570	42,570	283,801	283,801
Investments	50,780	50,780	43,236	43,236
Restricted cash	377,423	377,423	453,748	453,748
Restricted cash – due to customers	109,809	109,809	88,528	88,528
Restricted investments	236,899	236,899	215,009	215,009
Accrued interest receivable	308,401	308,401	318,152	318,152
Derivative instruments	92,219	92,219	118,346	118,346

Financial liabilities:
Bonds and notes payable	23,003,453	24,434,540	24,651,191	24,672,472
Accrued interest payable	19,634	19,634	19,153	19,153
Due to customers	109,809	109,809	88,528	88,528
Derivative instruments	43,840	43,840	16,089	16,089

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

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

21. Quarterly Financial Information (Unaudited)

	2011
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$85,777	88,736	96,761	93,291
Less provision for loan losses	3,750	5,250	5,250	7,000
Net interest income after provision for loan losses	82,027	83,486	91,511	86,291
Loan and guaranty servicing revenue	40,413	41,735	42,549	50,960
Tuition payment processing and campus commerce revenue	19,369	14,761	16,774	16,893
Enrollment services revenue	33,868	32,315	35,505	28,782
Other income	6,492	6,826	3,931	12,264
Gain on sale of loans and debt repurchases, net	8,307	—	—	33
Derivative market value and foreign currency adjustments and derivative settlements, net	(3,036)	(20,335)	(13,631)	11,355
Salaries and benefits	(43,912)	(42,881)	(44,132)	(47,026)
Cost to provide enrollment services	(22,839)	(22,140)	(23,825)	(17,744)
Depreciation and amortization	(6,776)	(6,769)	(7,917)	(8,282)
Operating expenses - other	(26,105)	(28,767)	(28,904)	(29,639)
Income tax expense	(32,928)	(21,106)	(24,410)	(39,008)
Net income	$54,880	37,125	47,451	64,879
Earnings per common share - basic	$1.13	0.76	0.98	1.37
Earnings per common share - dilutive	$1.13	0.76	0.98	1.37

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	2010
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$85,109	97,414	92,213	96,335
Less provision for loan losses	5,000	6,200	5,500	6,000
Net interest income after provision for loan losses	80,109	91,214	86,713	90,335
Loan and guaranty servicing revenue	40,738	42,151	38,088	37,607
Tuition payment processing and campus commerce revenue	17,382	12,795	14,527	15,120
Enrollment services revenue	33,271	35,403	36,439	34,784
Other income	7,260	8,496	9,432	6,122
Gain on sale of loans and debt repurchases, net	10,177	8,759	9,885	49,810
Derivative market value and foreign currency adjustments and derivative settlements, net	1,682	(10,608)	(35,391)	33,640
Salaries and benefits	(40,644)	(40,962)	(41,085)	(43,320)
Cost to provide enrollment services	(22,025)	(24,111)	(23,709)	(21,802)
Depreciation and amortization	(10,783)	(9,728)	(9,025)	(8,908)
Impairment expense	—	—	—	(26,599)
Restructure expense	(1,197)	(72)	(4,751)	—
Litigation settlement	—	—	(55,000)	—
Operating expenses - other	(29,055)	(33,348)	(26,717)	(30,645)
Income tax (expense) benefit	(32,593)	(29,996)	226	(51,057)
Net income (loss)	$54,322	49,993	(368)	85,087
Earnings (loss) per common share - basic	$1.09	1.00	(0.01)	1.76
Earnings (loss) per common share - dilutive	$1.08	0.99	(0.01)	1.75

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

22. Condensed Parent Company Financial Statements

The following represents the condensed balance sheets as of December 31, 2011 and 2010 and condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2011 for Nelnet, Inc.

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

Balance Sheets
(Parent Company Only)
As of December 31, 2011 and 2010
	2011	2010
Assets:
Cash and cash equivalents	$15,598	164,429
Investments	37,469	43,236
Investment in subsidiary debt	149,029	257,363
Restricted cash	34,176	20,604
Restricted cash - due to customers	40,768	51,257
Investment in subsidiaries	903,328	1,071,666
Other assets	191,757	108,261
Fair value of derivative instruments	11,586	23,426
Total assets	$1,383,711	1,740,242
Liabilities:
Notes payable	$165,087	613,255
Notes payable to related party	—	107,050
Accrued interest payable	27	3,245
Other liabilities	67,784	42,713
Due to customers	40,768	51,257
Fair value of derivative instruments	43,840	16,089
Total liabilities	317,506	833,609
Shareholders' equity:
Common stock	471	483
Additional paid-in capital	49,245	76,263
Retained earnings	1,017,629	831,057
Employee notes receivable	(1,140)	(1,170)
Total shareholders' equity	1,066,205	906,633
Total liabilities and shareholders' equity	$1,383,711	1,740,242

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Income
(Parent Company Only)
Years ended December 31, 2011, 2010, and 2009
	2011	2010	2009
Operating revenues	$4,304	31,846	30,892
Operating expenses	6,634	5,839	4,428
Net operating (loss) income	(2,330)	26,007	26,464
Net interest income	2,970	5,779	4,680
Gain on purchase of debt	7,255	26,129	26,137
Derivative market value and foreign currency adjustments and derivative settlements, net	(55,911)	(21,415)	34,901
Equity in earnings of subsidiaries	256,299	188,738	101,373
Income tax expense	(3,948)	(36,204)	(54,430)
Net income	$204,335	189,034	139,125

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2011, 2010, and 2009
	2011	2010	2009
Net income	$204,335	189,034	139,125
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	423	723	1,264
Derivative market value adjustment	36,226	2,077	(4,207)
Proceeds from termination of derivative instruments	13,607	12,783	3,870
Payments to terminate derivative instruments	(10,242)	(763)	(15,069)
Equity in earnings of subsidiaries	(256,299)	(188,738)	(101,373)
Gain on purchase of debt	(7,255)	(26,129)	(26,137)
Purchase of subsidiary debt, net	108,334	3,055	(183,905)
Non-cash compensation expense	2,029	2,280	2,644
Change in investments - trading securities, net	5,767	(43,236)	3,876
Decrease in other assets	341,412	361,020	310,328
Decrease in accrued interest payable	(3,218)	(1,084)	(903)
Increase (decrease) in other liabilities	17,344	4,922	(47,397)
Net cash provided by operating activities	452,463	315,944	82,116
Cash flows from investing activities, net of business acquisitions:
(Increase) decrease in restricted cash	(3,083)	11,313	66,769
Capital contributions to/from subsidiary, net	—	—	28,168
Business acquisition - contingent consideration	(5,893)	—	—
Net cash (used in) provided by investing activities	(8,976)	11,313	94,937
Cash flows from financing activities:
Payments on notes payable	(440,913)	(317,081)	(183,743)
Payments on notes payable due to a related party	(107,050)	(111,675)	—
Proceeds from issuance of notes payable due to a related party	—	218,725	—
Dividends paid	(17,763)	(34,131)	(3,492)
Proceeds from issuance of common stock	512	528	449
Repurchases of common stock	(27,134)	(39,805)	(430)
Payments received on employee stock notes receivable	30	279	101
Net cash used in financing activities	(592,318)	(283,160)	(187,115)
Net (decrease) increase in cash and cash equivalents	(148,831)	44,097	(10,062)
Cash and cash equivalents, beginning of year	164,429	120,332	130,394
Cash and cash equivalents, end of year	$15,598	164,429	120,332

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

The primary loan under the Federal Family Education Loan Program is the Subsidized Stafford Loan. Students who were not eligible for Subsidized Stafford Loans based on their economic circumstances might have obtained Unsubsidized Stafford Loans. Graduate or professional students and parents of dependent undergraduate students might have obtained PLUS Loans. Consolidation Loans were available to borrowers with existing loans made under the Federal Family Education Loan Program and other federal programs to consolidate repayment of the borrower's existing loans. Prior to July 1, 1994, the Federal Family Education Loan Program also offered Supplemental Loans for Students (“SLS Loans”) to graduate and professional students and independent undergraduate students and, under certain circumstances, dependent undergraduate students, to supplement their Stafford Loans.

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

For Stafford Loans first disbursed on or after July 23, 1992, but before July 1, 1994, to a borrower with an outstanding Stafford Loan made with a 7%, 8%, 9%, or 8%/10% fixed interest rate, the original, applicable interest rate is the same as the rate provided on the borrower's previous Stafford Loan (i.e., a fixed rate of 7%, 8%, 9%, or 8%/10%). Loans in this category were subject to excess interest rebates and have been converted to a variable interest rate based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 3.1%. The variable interest rate is adjusted annually on July 1. The maximum interest rate for a loan in this category is equal to the loan's previous fixed rate (i.e., 7%, 8%, 9%, or 10%).

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

For Stafford Loans first disbursed on or after July 1, 2006, the applicable interest rate is fixed at 6.80%. However, for Stafford Loans for undergraduates, the applicable interest rate was reduced in phases for which the first disbursement was made on or after:

•	July 1, 2008 and before July 1, 2009, the applicable interest rate is fixed at 6.00%,

•	July 1, 2009 and before July 1, 2010, the applicable interest rate is fixed at 5.60%.

Unsubsidized Stafford Loans

General. The Unsubsidized Stafford Loan program was created by Congress in 1992 for students who did not qualify for Subsidized Stafford Loans due to parental and/or student income and assets in excess of permitted amounts. These students were entitled to borrow the difference between the Stafford Loan maximum for their status (dependent or independent) and their Subsidized Stafford Loan eligibility through the Unsubsidized Stafford Loan Program. The general requirements for Unsubsidized Stafford Loans, including special allowance payments, are essentially the same as those for Subsidized Stafford Loans. However, the terms of the Unsubsidized Stafford Loans differ materially from Subsidized Stafford Loans in that the federal government will not make interest subsidy payments and the loan limitations were determined without respect to the expected family contribution. The borrower is required to either pay interest from the time the loan is disbursed or the accruing interest is capitalized when repayment begins and at the end of deferment and forbearance periods. Unsubsidized Stafford Loans were not available before October 1, 1992. A student meeting the general eligibility requirements for a loan under the Federal Family Education Loan Program was eligible for an Unsubsidized Stafford Loan without regard to need.

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

For a discussion of required payments that reduce the return on Consolidation Loans, see “Fees - Rebate fee on Consolidation Loans” in this Appendix.

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

Loan limits for PLUS Loans. For PLUS Loans made on or after July 1, 1993, the annual amounts of PLUS Loans were limited only by the student's unmet need. There was no aggregate limit for PLUS Loans.

Repayment

Repayment periods. Loans made under the Federal Family Education Loan Program, other than Consolidation Loans and loans being repaid under an income-based or extended repayment schedule, must provide for repayment of principal in periodic installments over a period of not less than five nor more than ten years. A borrower may request, with concurrence of the lender, to repay the loan in less than five years with the right to subsequently extend the minimum repayment period to five years. Since the 1998 Amendments, lenders have been required to offer extended repayment schedules to new borrowers disbursed on or after October 7, 1998 who accumulate outstanding Federal Family Education Loan Program Loans of more than $30,000, in which case the repayment period may extend up to 25 years, subject to certain minimum repayment amounts. Consolidation Loans must be repaid within maximum repayment periods which vary depending upon the principal amount of the borrower's outstanding student loans, but may not exceed 30 years. For Consolidation Loans for which the application was received prior to January 1, 1993, the repayment period cannot exceed 25 years. Periods of authorized deferment and forbearance are excluded from the maximum repayment period. In addition, if the repayment schedule on a loan with a variable interest rate does not provide for adjustments to the amount of the monthly installment payment, the maximum repayment period may be extended for up to three years.

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

Income-sensitive repayment schedule. Since 1993, lenders have been required to offer income-sensitive repayment schedules, in addition to standard and graduated repayment schedules, for Stafford, SLS, and Consolidation Loans. Beginning in 2000, lenders have been required to offer income-sensitive repayment schedules to PLUS borrowers as well. Use of income-sensitive repayment schedules may extend the maximum repayment period for up to five years if the payment amount established from the borrower's income will not repay the loan within the maximum applicable repayment period.

Income-based repayment schedule. Effective July 1, 2009, a borrower in the Federal Family Education Loan Program or Federal Direct Loan Program, other than a PLUS Loan made to a parent borrower or any Consolidation Loan that repaid one or more parent PLUS loans, may qualify for an income-based repayment schedule regardless of the disbursement dates of the loans if he or she has a partial financial hardship. A borrower has a financial hardship if the annual loan payment amount based on a 10-year repayment schedule exceeds 15% of the borrower's adjusted gross income, minus 150% of the poverty line for the borrower's actual family size. Interest will be paid by the Secretary of Education for subsidized loans for the first three years for any borrower whose scheduled monthly payment is not sufficient to cover the accrued interest. Interest will capitalize at the end of the partial financial hardship period, or when the borrower begins making payments under a standard repayment schedule. The Secretary of Education will cancel any outstanding balance after 25 years if a borrower who has made payments under this schedule meets certain criteria.

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

•
during a period not exceeding three years for any reason which has caused or will cause the borrower economic hardship. Economic hardship includes working full time and earning an amount that does not exceed the greater of the federal minimum wage or 150% of the poverty line applicable to a borrower's family size and state of residence. Additional categories of economic hardship are based on the receipt of payments from a state or federal public assistance program, service in the Peace Corps, or until July 1, 2009, the relationship between a borrower's educational debt burden and his or her income.

A borrower serving on active duty during a war or other military operation or national emergency, or performing qualifying National Guard duty during a war or other military operation or national emergency may obtain a military deferment. Eligible borrowers may receive the deferment for all outstanding Title IV loans in repayment effective October 1, 2007, for all periods of active duty service that include that date or begin on or after that date. The deferment period includes the borrower's service period and 180 days following the demobilization date.

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

Forbearance periods. The Higher Education Act also provides for periods of forbearance during which the lender, in case of a borrower's temporary financial hardship, may postpone any payments. A borrower is entitled to forbearance for a period not exceeding three years while the borrower's debt burden under Title IV of the Higher Education Act (which includes the Federal Family Education Loan Program) equals or exceeds 20% of the borrower's gross income. A borrower is also entitled to forbearance while he or she is serving in a qualifying internship or residency program, a “national service position” under the National and Community Service Trust Act of 1993, a qualifying position for loan forgiveness under the Teacher Loan Forgiveness Program, or a position that qualifies him or her for loan repayment under the Student Loan Repayment Program administered by the Department of Defense. In addition, mandatory administrative forbearances are provided in exceptional circumstances such as a local or national emergency, a military mobilization, or when the geographical area in which the borrower or endorser resides has been designated a disaster area by the President of the United States or Mexico, the Prime Minister of Canada, or by the governor of a state.

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

Date of Loans	Annualized SAP Rate
On or after October 1, 1981	T-Bill Rate less Applicable Interest Rate + 3.5%
On or after November 16, 1986	T-Bill Rate less Applicable Interest Rate + 3.25%
On or after October 1, 1992	T-Bill Rate less Applicable Interest Rate + 3.1%
On or after July 1, 1995	T-Bill Rate less Applicable Interest Rate + 3.1%(1)
On or after July 1, 1998	T-Bill Rate less Applicable Interest Rate + 2.8%(2)
On or after January 1, 2000	3 Month Commercial Paper Rate less Applicable Interest Rate + 2.34%(3)(6)
On or after October 1, 2007 and held by a Department of Education certified not-for-profit holder or Eligible Lender Trustee holding on behalf of a Department of Education certified not-for-profit entity
3 Month Commercial Paper Rate less Applicable Interest Rate + 1.94%(4)(6)
All other loans on or after October 1, 2007	3 Month Commercial Paper Rate less Applicable Interest Rate + 1.79%(5)(6)

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
(6) The Military Construction and Veterans Affairs and Related Agencies Appropriations Act of 2012 provides an alternate calculation method that substitutes for 3 Month Commercial Paper Rate “1 Month London Inter Bank Offered Rate (LIBOR) for United States dollars in effect for each of the days in such quarter as compiled and released by the British Banker's Association." This method has to be selected by each lender or beneficial holder before April 1, 2012 and applies to all loans held under the same lender identification number for the quarter beginning April 1, 2012 and all succeeding 3-month periods.

PLUS, SLS, and Consolidation Loans. The formula for special allowance payments on PLUS, SLS, and Consolidation Loans are as follows:

Date of Loans	Annualized SAP Rate
On or after October 1, 1992	T-Bill Rate less Applicable Interest Rate + 3.1%
On or after January 1, 2000	3 Month Commercial Paper Rate less Applicable Interest Rate + 2.64%(1)
PLUS loans on or after October 1, 2007 and held by a Department of Education certified not-for-profit holder or Eligible Lender Trustee holding on behalf of a Department of Education certified not-for-profit entity
3 Month Commercial Paper Rate less Applicable Interest Rate + 1.94%(1)
All other PLUS loans on or after October 1, 2007	3 Month Commercial Paper Rate less Applicable Interest Rate + 1.79%(1)
Consolidation loans on or after October 1, 2007 and held by a Department of Education certified not-for-profit holder or Eligible Lender Trustee holding on behalf of a Department of Education certified not-for-profit entity
3 Month Commercial Paper Rate less Applicable Interest Rate + 2.24%(1)
All other Consolidation loans on or after October 1, 2007	3 Month Commercial Paper Rate less Applicable Interest Rate + 2.09%(1)

(1) The Military Construction and Veterans Affairs and Related Agencies Appropriations Act of 2012 provides an alternate calculation method that substitutes for 3 Month Commercial Paper Rate “1 Month London Inter Bank Offered Rate (LIBOR) for United States dollars in effect for each of the days in such quarter as compiled and released by the British Banker's Association." This method has to be selected by each lender or beneficial holder before April 1, 2012 and applies to all loans held under the same lender identification number for the quarter beginning April 1, 2012 and all succeeding 3-month periods.

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