Form 10-Q
period 2012-03-31
NELNET INC
filed 2012-05-10
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No[X]

As of April 30, 2012, there were 35,818,110 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	As of	As of
	March 31, 2012	December 31, 2011
	(unaudited)
Assets:
Student loans receivable (net of allowance for loan losses of $48,435 and $48,482, respectively)	$23,836,832	24,297,876
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	6,693	7,299
Cash and cash equivalents - held at a related party	54,007	35,271
Total cash and cash equivalents	60,700	42,570
Investments	70,552	50,780
Restricted cash and investments	705,953	614,322
Restricted cash - due to customers	38,642	109,809
Accrued interest receivable	296,378	308,401
Accounts receivable (net of allowance for doubtful accounts of $1,359 and $1,284, respectively)	64,215	63,654
Goodwill	117,118	117,118
Intangible assets, net	23,682	28,374
Property and equipment, net	34,119	34,819
Other assets	90,587	92,275
Fair value of derivative instruments	107,534	92,219
Total assets	$25,446,312	25,852,217
Liabilities:
Bonds and notes payable	$24,060,609	24,434,540
Accrued interest payable	19,281	19,634
Other liabilities	177,586	178,189
Due to customers	38,642	109,809
Fair value of derivative instruments	42,321	43,840
Total liabilities	24,338,439	24,786,012
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 35,821,057 shares and 35,643,102 shares, respectively	358	356
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,495,377 shares	115	115
Additional paid-in capital	50,948	49,245
Retained earnings	1,056,058	1,017,629
Accumulated other comprehensive income, net	605	—
Employee notes receivable	(368)	(1,140)
Total Nelnet, Inc. shareholders' equity	1,107,716	1,066,205
Noncontrolling interest	157	—
Total equity	1,107,873	1,066,205
Commitments and contingencies
Total liabilities and equity	$25,446,312	25,852,217

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months
	ended March 31,
	2012	2011
Interest income:
Loan interest	$153,058	137,358
Investment interest	1,095	726
Total interest income	154,153	138,084
Interest expense:
Interest on bonds and notes payable	69,297	52,307
Net interest income	84,856	85,777
Less provision for loan losses	6,000	3,750
Net interest income after provision for loan losses	78,856	82,027
Other income (expense):
Loan and guaranty servicing revenue	49,488	40,413
Tuition payment processing and campus commerce revenue	21,913	19,369
Enrollment services revenue	31,664	33,868
Other income	10,954	6,492
Gain on sale of loans and debt repurchases	—	8,307
Derivative market value and foreign currency adjustments and derivative settlements, net	(15,180)	(3,036)
Total other income	98,839	105,413
Operating expenses:
Salaries and benefits	49,095	43,912
Cost to provide enrollment services	21,678	22,839
Depreciation and amortization	8,136	6,776
Other	32,263	26,105
Total operating expenses	111,172	99,632
Income before income taxes	66,523	87,808
Income tax expense	(23,230)	(32,928)
Net income	43,293	54,880
Net income attributable to noncontrolling interest	152	—
Net income attributable to Nelnet, Inc.	$43,141	54,880
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic	$0.91	1.13
Net income attributable to Nelnet, Inc. shareholders - diluted	$0.91	1.13
Weighted average common shares outstanding:
Basic	46,989,773	48,171,317
Diluted	47,184,079	48,363,035
Dividends paid per common share	$0.10	0.07

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months
	ended March 31,
	2012	2011
Net income	$43,293	54,880
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net	934	—
Income tax effect	(329)	—
Total other comprehensive income	605	—
Comprehensive income	43,898	54,880
Comprehensive income attributable to noncontrolling interest	152	—
Comprehensive income attributable to Nelnet, Inc.	$43,746	54,880

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Employee notes receivable	Noncontrolling interest	Total equity
		Class A	Class B
Balance as of December 31, 2010	—	36,846,353	11,495,377	$—	368	115	76,263	831,057	—	(1,170)	—	906,633
Net income	—	—	—	—	—	—	—	54,880	—	—	—	54,880
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—
Cash dividend on Class A and Class B common stock - $0.07 per share	—	—	—	—	—	—	—	(3,387)	—	—	—	(3,387)
Contingency payment related to business combination	—	—	—	—	—	—	(5,893)	—	—	—	—	(5,893)
Issuance of common stock, net of forfeitures	—	151,669	—	—	2	—	3,087	—	—	—	—	3,089
Compensation expense for stock based awards	—	—	—	—	—	—	355	—	—	—	—	355
Repurchase of common stock	—	(14,465)	—	—	—	—	(310)	—	—	—	—	(310)
Balance as of March 31, 2011	—	36,983,557	11,495,377	$—	370	115	73,502	882,550	—	(1,170)	—	955,367
Balance as of December 31, 2011	—	35,643,102	11,495,377	$—	356	115	49,245	1,017,629	—	(1,140)	—	1,066,205
Issuance of minority membership interest	—	—	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	—	—	43,141	—	—	152	43,293
Other comprehensive income	—	—	—	—	—	—	—	—	605	—	—	605
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,712)	—	—	—	(4,712)
Issuance of common stock, net of forfeitures	—	220,584	—	—	2	—	2,424	—	—	—	—	2,426
Compensation expense for stock based awards	—	—	—	—	—	—	395	—	—	—	—	395
Repurchase of common stock	—	(42,629)	—	—	—	—	(1,116)	—	—	—	—	(1,116)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	—	772	—	772
Balance as of March 31, 2012	—	35,821,057	11,495,377	$—	358	115	50,948	1,056,058	605	(368)	157	1,107,873

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Three months ended March 31,
	2012	2011
Net income attributable to Nelnet, Inc.	$43,141	54,880
Net income attributable to noncontrolling interest	152	—
Net income	43,293	54,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including loan and debt premiums/discounts and deferred origination costs	17,521	18,964
Provision for loan losses	6,000	3,750
Derivative market value adjustment	(16,835)	(66,450)
Foreign currency transaction adjustment	32,242	65,334
Proceeds to terminate and/or amend derivative instruments	—	12,369
Payments to terminate and/or amend derivative instruments	—	(141)
Gain on sale of loans	—	(1,345)
Gain from debt repurchases	—	(6,962)
Change in investments - trading securities, net	(752)	5,517
Deferred income tax (benefit) expense	(7,190)	100
Non-cash compensation expense	700	557
Other non-cash items	(697)	(189)
Decrease in accrued interest receivable	12,023	9,668
Increase in accounts receivable	(561)	(198)
Decrease in other assets	1,140	1,016
Decrease in accrued interest payable	(353)	(3,566)
Increase (decrease) in other liabilities	14,040	(11,637)
Net cash provided by operating activities	100,571	81,667
Cash flows from investing activities:
Originations and purchases of student loans	(176,212)	(235,599)
Purchases of student loans from a related party	(221)	(29)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	597,034	630,606
Proceeds from sale of student loans	32,592	95,131
Purchases of available-for-sale securities	(27,719)	—
Proceeds from sales of available-for-sale securities	6,843	—
Purchases of property and equipment, net	(2,306)	(2,992)
Increase in restricted cash and investments, net	(91,631)	(127,472)
Business and asset acquisition contingency payments	(1,550)	(7,193)
Issuance of minority membership interest	5	—
Net cash provided by investing activities	336,835	352,452
Cash flows from financing activities:
Payments on bonds and notes payable	(692,408)	(1,090,797)
Proceeds from issuance of bonds and notes payable	279,667	533,097
Payments on bonds payable due to a related party	—	(107,050)
Payments of debt issuance costs	(1,595)	(1,460)
Dividends paid	(4,712)	(3,387)
Repurchases of common stock	(1,116)	(310)
Proceeds from issuance of common stock	116	124
Payments received on employee stock notes receivable	772	—
Net cash used in financing activities	(419,276)	(669,783)
Net increase (decrease) in cash and cash equivalents	18,130	(235,664)
Cash and cash equivalents, beginning of period	42,570	283,801
Cash and cash equivalents, end of period	$60,700	48,137
Supplemental disclosures of cash flow information:
Interest paid	$61,338	53,674
Income taxes paid, net of refunds	$2,920	32,293

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2012 and for the three months ended
March 31, 2012 and 2011 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.    Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2011 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results for the year ending December 31, 2012. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Noncontrolling Interest

Noncontrolling interest reflects the proportionate share of membership interest (equity) and net income attributable to the holders of minority membership interests in Whitetail Rock Capital Management, LLC ("WRCM"), a subsidiary of the Company that issued minority membership interests on January 1, 2012.
2.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of	As of
	March 31, 2012	December 31, 2011
Federally insured loans	$23,881,483	24,332,709
Non-federally insured loans	24,825	26,916
	23,906,308	24,359,625
Unamortized loan premiums (discounts) and deferred origination costs, net	(21,041)	(13,267)
Allowance for loan losses – federally insured loans	(36,783)	(37,205)
Allowance for loan losses – non-federally insured loans	(11,652)	(11,277)
	$23,836,832	24,297,876
Allowance for federally insured loans as a percentage of such loans	0.15%	0.15%
Allowance for non-federally insured loans as a percentage of such loans	46.94%	41.90%

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended March 31,
	2012	2011
Balance at beginning of period	$48,482	43,626
Provision for loan losses:
Federally insured loans	6,000	3,500
Non-federally insured loans	—	250
Total provision for loan losses	6,000	3,750
Charge-offs:
Federally insured loans	(5,495)	(4,855)
Non-federally insured loans	(769)	(994)
Total charge-offs	(6,264)	(5,849)
Recoveries - non-federally insured loans	351	370
Purchase (sale) of loans, net:
Federally insured loans	(927)	—
Non-federally insured loans	—	—
Transfer to/from repurchase obligation related to loans sold/purchased, net	793	(800)
Balance at end of period	$48,435	41,097
Allocation of the allowance for loan losses:
Federally insured loans	$36,783	31,553
Non-federally insured loans	11,652	9,544
Total allowance for loan losses	$48,435	41,097

Repurchase Obligations

As of March 31, 2012, the Company had participated a cumulative amount of $117.1 million of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.

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

	Three months ended March 31,
	2012	2011
Beginning balance	$19,223	12,600
Transfer to/from the allowance for loan losses related to loans purchased/sold, net	(793)	800
Repurchase obligation associated with loans sold on January 13, 2011	—	6,269
Ending balance	$18,430	19,669

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s student loan delinquencies.

	As of March 31, 2012		As of December 31, 2011		As of March 31, 2011
Federally Insured Loans:
Loans in-school/grace/deferment (a)	$3,625,631		$3,664,899		$4,332,130
Loans in forbearance (b)	3,363,627		3,330,452		3,086,292
Loans in repayment status:
Loans current	14,696,906	87.0%	14,600,372	84.2%	13,933,107	87.3%
Loans delinquent 31-60 days (c)	557,476	3.3	844,204	4.9	595,386	3.7
Loans delinquent 61-90 days (c)	337,791	2.0	407,094	2.3	392,008	2.5
Loans delinquent 91-270 days (c)	973,406	5.8	1,163,437	6.7	838,404	5.3
Loans delinquent 271 days or greater (c)(d)	326,646	1.9	322,251	1.9	190,380	1.2
Total loans in repayment	16,892,225	100.0%	17,337,358	100.0%	15,949,285	100.0%
Total federally insured loans	$23,881,483		$24,332,709		$23,367,707

Non-Federally Insured Loans:
Loans in-school/grace/deferment (a)	$2,046		$2,058		$3,069
Loans in forbearance (b)	316		371		239
Loans in repayment status:
Loans current	15,144	67.4%	16,776	68.5%	16,564	82.1%
Loans delinquent 31-60 days (c)	534	2.4	706	2.9	363	1.8
Loans delinquent 61-90 days (c)	1,820	8.1	1,987	8.1	692	3.4
Loans delinquent 91 days or greater (c)	4,965	22.1	5,018	20.5	2,562	12.7
Total loans in repayment	22,463	100.0%	24,487	100.0%	20,181	100.0%
Total non-federally insured loans	$24,825		$26,916		$23,489

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

(d)
A portion of loans included in loans delinquent 271 days or greater includes federally insured loans in claim status, which are loans that have gone into default and have been submitted to the guaranty agency.

3.    Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of March 31, 2012
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$19,832,162	0.50% - 6.90%	11/25/15 - 7/27/48
Bonds and notes based on auction or remarketing	970,575	0.18% - 2.27%	5/1/28 - 5/25/42
Total variable-rate bonds and notes	20,802,737
FFELP warehouse facilities	959,978	0.18% - 0.35%	7/1/14 - 4/2/15
Department of Education Conduit	2,261,104	0.24%	5/8/14
Unsecured line of credit	50,000	1.74%	2/17/16
Unsecured debt - Junior Subordinated Hybrid Securities	100,697	3.86%	9/15/61
Other borrowings	40,154	3.73% - 5.72%	11/14/12 - 3/1/22
	24,214,670
Discount on bonds and notes payable	(154,061)
Total	$24,060,609

	As of December 31, 2011
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,252,403	0.42% - 6.90%	11/25/15 - 7/27/48
Bonds and notes based on auction or remarketing	970,575	0.11% - 2.19%	5/1/28 - 5/25/42
Total variable-rate bonds and notes	21,222,978
FFELP warehouse facilities	824,410	0.26% - 0.70%	7/1/14
Department of Education Conduit	2,339,575	0.24%	5/8/14
Unsecured line of credit	64,390	0.69%	5/8/12
Unsecured debt - Junior Subordinated Hybrid Securities	100,697	3.95%	9/15/61
Other borrowings	43,119	3.78% - 5.72%	11/14/12 - 3/1/22
	24,595,169
Discount on bonds and notes payable	(160,629)
Total	$24,434,540

(a)	Issued in asset-backed securitizations

Secured Financing Transactions

The Company has historically relied upon secured financing vehicles as its most significant source of funding for student loans. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. The Company’s rights to cash flow from securitized student loans are subordinate to bondholder interests and may fail to generate any cash flow beyond what is due to bondholders. The Company’s secured student loan financing vehicles during the periods presented above include loan warehouse facilities, asset-backed securitizations, and the government’s Conduit Program.

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

As of March 31, 2012, the Company has three FFELP warehouse facilities as summarized below.

	NFSLW-I (a)	NHELP-II (b)	NHELP-I (c)	Total
Maximum financing amount	$500,000	250,000	500,000	1,250,000
Amount outstanding	(484,856)	(229,667)	(245,455)	(959,978)
Amount available	$15,144	20,333	254,545	290,022
Expiration of liquidity provisions	July 1, 2012	January 31, 2013	October 2, 2013
Final maturity date	July 1, 2014	January 31, 2015	April 2, 2015
Maximum advance rates	85 - 95%	93.5%	93 - 95%
Minimum advance rates	84.5 - 90%	90.5%	80 - 95%
Advanced as equity support	$37,138	21,125	14,922	73,185

(a)	The terms of this facility were amended on February 22, 2012. The table above reflects all amended terms.

(b)	The Company entered into this facility on February 1, 2012.

(c)	The terms of this facility were amended on April 2, 2012. The table above reflects all amended terms.

Each FFELP warehouse facility is supported by 364-day liquidity provisions, which are subject to the respective expiration date shown in the table above. In the event the Company is unable to renew the liquidity provisions by such date, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's final maturity date. The warehouse facilities provide for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed as shown in the table above. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to minimums as disclosed above.

The FFELP warehouse facilities contain financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any noncompliance with these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities.

Unsecured Line of Credit

As of December 31, 2011, the Company had a $750.0 million unsecured line of credit with a maturity date of May 8, 2012. As of December 31, 2011, there was $64.4 million outstanding on this line. On February 17, 2012, the Company entered into a new $250.0 million unsecured line of credit. In conjunction with entering into this new agreement, the outstanding balance on the $750.0 million unsecured line of credit of $64.4 million was paid off in full and the agreement was terminated. As of March 31, 2012, the $250.0 million unsecured line of credit had an outstanding balance of $50.0 million and $200.0 million was available for future use. The $250.0 million line of credit has a maturity date of February 17, 2016. Upon the maturity date in 2016, there can be no assurance that the Company will be able to renew this line of credit, increase the amount outstanding under the line, if necessary, or find alternative funding.

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

As of March 31, 2012, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

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

Repurchase Agreement

On April 12, 2012, the Company entered into a $50.0 million line of credit, which is collateralized by asset-backed security investments. The line of credit has a maturity date of April 12, 2014 and has covenants similar to the Company's $250.0 million unsecured line of credit.

4. Gain on Sale of Loans and Debt Repurchases

During the first quarter of 2011, the Company sold a portfolio of non-federally insured student loans and recognized a gain of $1.4 million. In addition, during the first quarter of 2011, the Company purchased $62.6 million (notional amount) of its Junior Subordinated Hybrid Securities (unsecured debt) for $55.7 million and recognized a gain of $6.9 million. These items are included in "Gain on sale of loans and debt repurchases" in the consolidated statements of income.

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

As of March 31, 2012, the Company had $23.0 billion and $0.9 billion of FFELP loans indexed to the three-month financial commercial paper rate and the three-month treasury bill rate, respectively, both of which reset daily, and $19.2 billion of debt indexed to three-month LIBOR, which resets quarterly, and $0.9 billion of debt indexed to one-month LIBOR, which resets monthly.

The Company has used derivative instruments to hedge the repricing risk due to the timing of the interest rate resets on its assets and liabilities.  The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the 1:3 Basis Swaps).

The following table summarizes the Company’s 1:3 Basis Swaps outstanding as of both March 31, 2012 and December 31, 2011:

Maturity		Notional amount
2021		$250,000
2023		1,250,000
2024		250,000
2026		800,000
2028		100,000
2036		700,000
2039	(a)	150,000
2040	(b)	200,000
		$3,700,000

(a)This derivative has a forward effective start date in 2015.

(b)This derivative has a forward effective start date in 2020.

The Company does not generally hedge the basis risk on those assets indexed to the commercial paper rate that are funded with liabilities in which the Company pays primarily on the LIBOR indice, since the derivatives needed to hedge this risk are generally illiquid or non-existent. On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This Act includes changes that permit student loan lenders to change the index on which the Special Allowance Payments (or "SAP") are calculated for FFELP loans from the commercial paper rate to the one-month LIBOR rate effective April 1, 2012. As of March 31, 2012, the Company had $23.0 billion of loans in which it elected to change the SAP calculation to the one-month LIBOR rate. This change mitigates the Company's exposure to basis risk and will allow the Company to better match borrowing and lending rates.

Interest rate swaps – floor income hedges

FFELP loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the SAP formula set by the Department of Education (the "Department") and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable indice plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan. The Company generally finances its student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.

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

As of March 31, 2012 and December 31, 2011, the Company had $9.0 billion and $10.9 billion, respectively, of student loan assets that were earning fixed rate floor income. The following table summarizes the outstanding derivative investments as of March 31, 2012 and December 31, 2011 used by the Company to economically hedge these loans.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2013	$2,150,000	0.85%
2014	750,000	0.85
2015	100,000	2.26
2020	50,000	3.23
	$3,050,000	0.93%

(a) For all interest rate derivatives, the Company receives discrete three-months LIBOR.

Interest rate swaps – unsecured debt hedges

The Company has $100.7 million of unsecured Junior Subordinated Hybrid Securities debt outstanding. The interest rate on the Hybrid Securities through September 29, 2036 is equal to three-month LIBOR plus 3.375%, payable quarterly. As of March 31, 2012 and December 31, 2011, the Company had the following derivatives outstanding that are used to effectively convert the variable interest rate on the Hybrid Securities to a fixed rate.

Notional amount (a)	Weighted average fixed rate paid by the Company (b)

$75,000	4.28%

(a)	The maturity date of these derivatives is September 29, 2036.

(b)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Foreign Currency Exchange Risk

During 2006, the Company completed separate debt offerings of student loan asset-backed securities that included €420.5 million and €352.7 million Euro Notes with interest rates based on a spread to the EURIBOR index. As a result of these transactions, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The principal and accrued interest on these notes are re-measured at each reporting period and recorded on the Company’s balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the “derivative market value and foreign currency adjustments and derivative settlements, net” in the Company’s consolidated statements of income.

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

The following table shows the income statement impact as a result of the re-measurement of the Euro Notes and the change in the fair value of the related derivative instruments. These items are included in “derivative market value and foreign currency adjustments and derivative settlements, net” in the Company's consolidated statements of income.

	Three months ended March 31,
	2012	2011
Re-measurement of Euro Notes	$(32,242)	(65,334)
Change in fair value of cross currency interest rate swaps	13,026	62,532
Total impact to statements of income - income (expense)	$(19,216)	(2,802)

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

Any proceeds received or payments made by the Company to terminate a derivative in advance of its expiration date, or to amend the terms of an existing derivative, are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income and are accounted for as a change in fair value of such derivative. During the three months ended March 31, 2011, the Company terminated and/or amended certain derivatives for net proceeds of $12.2 million. There were no terminations and/or amendments during the first quarter of 2012.

The following table summarizes the fair value of the Company’s derivatives:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
1:3 basis swaps	$13,626	10,988	277	641
Interest rate swaps - floor income hedges	—	592	23,427	18,384
Interest rate swaps - hybrid debt hedges	—	—	18,617	24,814
Cross-currency interest rate swaps	93,657	80,631	—	—
Other	251	8	—	1
Total	$107,534	92,219	42,321	43,840

The following table summarizes the effect of derivative instruments in the consolidated statements of income. All gains and losses recognized in income related to the Company’s derivative activity are included in “derivative market value and foreign currency and derivative settlements, net” on the consolidated statements of income.

	Three months ended March 31,
	2012	2011
Settlements:
1:3 basis swaps	$1,381	208
Interest rate swaps - floor income hedges	(3,137)	(6,218)
Interest rate swaps - hybrid debt hedges	—	(246)
Cross-currency interest rate swaps	2,109	2,109
Other	(126)	(5)
Total settlements - income (expense)	227	(4,152)
Change in fair value:
1:3 basis swaps	3,002	(4,210)
Interest rate swaps - floor income hedges	(5,634)	6,395
Interest rate swaps - hybrid debt hedges	6,197	1,448
Cross-currency interest rate swaps	13,026	62,532
Other	244	285
Total change in fair value - income (expense)	16,835	66,450
Re-measurement of Euro Notes (foreign currency transaction adjustment) - income (expense)	(32,242)	(65,334)
Derivative market value and foreign currency adjustments and derivative settlements - income (expense)	$(15,180)	(3,036)

Derivative Instruments - Credit and Market Risk

By using derivative instruments, the Company is exposed to credit and market risk.

The Company manages credit and market risks associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's risk committee. As of March 31, 2012, all of the Company's derivative counterparties had investment grade credit ratings. The Company also has a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

Credit Risk

When the fair value of a derivative contract is positive (an asset on the Company's balance sheet), this generally indicates that the counterparty would owe the Company if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by the Company. If the Company was unable to collect from a counterparty, it would have a loss equal to the amount the derivative is recorded on the consolidated balance sheet. As of March 31, 2012, the trustee for certain of the Company's asset-backed securities transactions held $59.7 million of collateral from the counterparty on the cross-currency interest rate swaps.

The Company considers counterparties' credit risk when determining the fair value of derivative positions on its exposure net of collateral. However, the Company does not use the collateral to offset fair value amounts recognized in the financial statements for derivative instruments.

Market Risk

When the fair value of a derivative instrument is negative (a liability on the Company's balance sheet), the Company would owe the counterparty if the derivative was settled and, therefore, has no immediate credit risk.  If the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company may be required to post collateral is dependent upon the Company's unsecured credit rating.  At the Company's current unsecured credit rating (Standard & Poor's: BBB- (stable outlook) and Moody's: Ba1 (stable outlook)), the Company has substantially collateralized its corporate derivative liability position with its counterparties. As such, any further downgrades would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate its contracts in the event of further downgrades. However, some derivative contracts have mutual optional termination provisions that can be exercised in 2016 and 2021. As of March 31, 2012, the fair value of derivatives with early termination provisions was a positive $0.5 million (an asset on the Company's balance sheet). As of March 31, 2012, the Company had $35.4 million posted as collateral to derivative counterparties, which is included in “restricted cash and investments” in the Company's consolidated balance sheet.

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

6.    Investments

The Company's available-for-sale investment portfolio consists of student loan asset-backed securities and equity and debt securities. These securities are carried at fair value, with the temporary changes in fair value carried as a separate component of stockholders’ equity, net of taxes. The amortized cost of debt securities in this category (including the student loan asset-backed securities) is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method. Other-than-temporary impairment is evaluated by considering several factors, including the length of time and extent to which the fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the security (considering factors such as adverse conditions specific to the security and ratings agency actions), and the intent and ability to retain the investment to allow for an anticipated recovery in fair value. The entire fair value loss on a security that is other-than-temporary impairment is recorded in earnings if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the security before the expected recovery of the loss. However, if the impairment is other-than-temporary, and either of those two conditions does not exist, the portion of the impairment related to credit losses is recorded in earnings and the impairment related to other factors is recorded in other comprehensive income.

Securities classified as trading are accounted for at fair value with unrealized gains and losses included in "other income" on the consolidated statements of income.

Securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are accounted for at amortized cost unless the security is determined to have an other-than-temporary impairment. In that case, it is accounted for in the same manner as described above.

A summary of the Company's investments and restricted investments follows:

	As of March 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	As of
					December 31, 2011
Investments:
Available-for-sale investments (a):
Student loan asset-backed securities	$54,595	618	(942)	54,271	—
Equity securities	4,250	1,365	(107)	5,508	—
Debt securities (b)	1,308	—	—	1,308	—
Total available-for-sale investments	$60,153	1,983	(1,049)	61,087	—
Trading investments (a):
Student loan asset-backed securities				$9,465	42,412
Equity securities				—	6,847
Debt securities (b)				—	1,521
Total trading investments				$9,465	50,780
Total available-for-sale and trading investments				$70,552	50,780
Restricted Investments (c):
Guaranteed investment contracts - held-to-maturity				$284,639	236,899

(a)	The Company transferred the majority of its investments from trading to available-for-sale on January 1, 2012 to reflect management's intention regarding such securities.

(b)	Debt securities include corporate bonds, mortgage-backed securities, U.S. government bonds, and U.S. Treasury securities.

(c)
Restricted investments are included in “Restricted cash and investments” on the Company's consolidated balance sheets. The Company's restricted investments include cash balances that the Company's indentured trusts deposit in guaranteed investment contracts that are held for the related note holders. These investments are classified as held-to-maturity and the Company accounts for them at amortized cost.

The Company sold available-for-sale securities with a fair value of $10.0 million during the three months ended March 31, 2012 and recognized $1.4 million and $0.2 million in gross realized gains and losses, respectively, which are included in “other income” in the Company's consolidated statement of income. The cost basis for these securities was determined through specific identification of the securities sold.

Maturities of student loan asset-backed securities and debt securities classified as available-for-sale were as follows at March 31, 2012.

Year of Maturity:	Amortized cost	Fair value
2013-2016	$200	200
2017-2021	1,108	1,108
After 2021	54,595	54,271
Total	$55,903	55,579

As of March 31, 2012, the stated maturities for the Company's restricted investments, which are classified as held-to-maturity, are shown in the following table:

Year of Maturity (a):
2017-2021	$35,731
After 2021	248,908
Total	$284,639

(a)
On May 1, 2012, the majority of the Company's remaining guaranteed investment contracts were terminated due to a downgrade in the credit rating of a guaranteed investment contract counterparty.  The sales of these investments were at par and had no income statement impact.  The proceeds from the sale of these investments were used to purchase permitted investments as specified by each underlying student loan asset-backed securitization trust indenture.  The new investments will continue to be classified as “restricted cash and investments” included on the consolidated balance sheet while otherwise remaining as assets within their respective trust estates.  As of May, 7, 2012, the Company has $28.1 million of guaranteed investment contracts outstanding.

7.    Intangible Assets

Intangible assets consist of the following:

	Weighted average remaining useful life as of March 31, 2012 (months)	As of March 31, 2012	As of December 31, 2011
Customer relationships (net of accumulated amortization of $63,302 and $59,893, respectively)	66	$19,831	23,240
Computer software (net of accumulated amortization of $5,806 and $5,103, respectively)	9	2,112	2,815
Trade names (net of accumulated amortization of $9,854 and $9,274, respectively)	9	1,739	2,319
	57	$23,682	28,374

The Company recorded amortization expense on its intangible assets of $4.7 million and $4.0 million for the three months ended March 31, 2012 and 2011, respectively. The Company will continue to amortize intangible assets over their remaining useful lives.  As of March 31, 2012, the Company estimates it will record amortization expense as follows:

2012 (April 1 - December 31)	$13,941
2013	3,399
2014	2,102
2015	829
2016	639
2017 and thereafter	2,772
$23,682

8.    Goodwill

The following table summarizes the Company’s allocation of goodwill by operating segment as of March 31, 2012 and December 31, 2011:

Student Loan and Guaranty Servicing	$8,596
Tuition Payment Processing and Campus Commerce	58,086
Enrollment Services	8,553
Asset Generation and Management	41,883
$117,118

9.   Earnings per Common Share

Presented below is a summary of the components used to calculate basic and diluted earnings per share. The Company applies the two-class method of computing earnings per share, which requires the calculation of separate earnings per share amounts for unvested share-based awards and for common stock. Unvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. Earnings per share attributable to common stock and a reconciliation of weighted average shares outstanding are shown in the table below.

	Three months ended March 31,
	2012	2011
Net income attributable to Nelnet, Inc.	$43,141	54,880
Less earnings allocated to holders of unvested restricted stock	279	346
Net income available to Nelnet, Inc. common shareholders	$42,862	54,534
Weighted average common shares outstanding - basic	46,989,773	48,171,317
Dilutive effect of the assumed vesting of restricted stock awards	194,306	191,718
Weighted average common shares outstanding - diluted	47,184,079	48,363,035
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic	$0.91	1.13
Net income attributable to Nelnet, Inc. shareholders - diluted	$0.91	1.13

There were no shares that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.

10.    Segment Reporting

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

The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Executive management (the "chief operating decision maker") evaluates the performance of the Company’s operating segments based on their profitability.  Prior to 2012, management measured the profitability of the Company’s operating segments based on “base net income.”  The Company's "base net income" was not a defined term within U.S. generally accepted accounting principles ("GAAP") and was not necessarily comparable to similarly titled measures reported by other companies. However, “base net income,” which consisted of GAAP net income excluding the derivative market value and foreign currency adjustments, amortization of intangible assets, compensation related to business combinations, and variable rate floor income, net of settlements on derivatives, was the primary financial performance measure used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. Accordingly, information regarding the Company’s operating segments was historically provided based on “base net income.”  Due to the decrease in the number and dollar amount of differences between "base net income" and GAAP net income, during the first quarter of 2012, executive management determined to discontinue utilizing "base net income" and began to evaluate the performance and profitability of the Company's operating segments based on financial results prepared in conformity with GAAP. As such, the Company has changed its operating segment income measurement from "base net income" to GAAP net income. Prior period segment operating results have been restated to conform to the current period presentation.

The accounting policies of the Company’s operating segments are the same as those described in note 2 in the notes to the consolidated financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"). Intersegment revenues are charged by a segment to another segment that provides the product or service.  Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management.  Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information. The Company allocates certain corporate overhead expenses to the individual operating segments.  These expenses include certain corporate activities related to executive management, human resources, accounting, legal, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services. In addition, income taxes are allocated based on 38% of income (loss) before taxes for each individual operating segment. The difference between the consolidated income tax expense and the sum of taxes calculated for each operating segment is included in income taxes in Corporate Activity and Overhead.

The following describes the products and services of each operating segment. In addition, the tables below include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

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

This operating segment also provides servicing activities for guaranty agencies. These activities include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and managing third-party collection agencies.

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

In the K-12 market, this operating segment offers actively managed tuition payment plans as well as assistance with financial needs assessment and donor management. This operating segment offers two principal products to the higher education market: actively managed tuition payment plans and campus commerce technologies and payment processing.

Enrollment Services

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students and helping students plan and prepare for life after high school. The following are the primary service offerings the Company offers as part of the Enrollment Services segment:

•	Inquiry Generation - Inquiry generation services include delivering qualified inquiries or clicks to third-party customers, primarily for-profit schools.

•	Inquiry Management (Agency) - Agency services include managing the marketing activities for third-party customers, primarily for-profit schools, in order to provide qualified inquiries or clicks.

•
Inquiry Management (Software) -  Inquiry management services include the licensing of software to third-party customers, primarily for-profit schools. This software is also used internally by the Company. The inquiry management software has been adapted so that it can be offered as a hosted software solution that can be used by third-parties to manage and obtain qualified inquiries or clicks.

•
Digital Marketing (Peterson's Interactive) - Digital marketing services include on-line information about colleges and universities and are sold primarily based on subscriptions. Digital marketing services also include online editing services for admission essays.

•
Content Solutions - Content solutions includes test preparation study guides, school directories and databases, career exploration guides, on-line courses, scholarship search and selection data, career planning, and on-line information about colleges and universities. Content solutions also includes providing list marketing services to help higher education institutions and businesses reach the middle school, high school, college bound high school, college, and young adult market places.

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

As a result of legislation effective July 1, 2010, all new federal loan originations are made by the Department of Education through the Direct Loan Program and the Company no longer originates FFELP loans. This legislation does not alter or affect the terms and conditions of existing FFELP loans.

Corporate Activity and Overhead

Corporate Activity and Overhead includes the following items:

•	The operating results of WRCM, the Company's SEC-registered investment advisory subsidiary

•	Income earned on certain investment activities

•	Interest expense incurred on unsecured debt transactions

•	Other products and service offerings that are not considered operating segments

Corporate Activities also includes certain corporate activities and overhead functions related to executive management, human resources, accounting, legal, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services.

Segment Results of Operations

	Three months ended March 31, 2012
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$20	4	—	24	153,512	1,588	(971)	154,153
Interest expense	—	—	—	—	68,829	1,439	(971)	69,297
Net interest income	20	4	—	24	84,683	149	—	84,856
Less provision for loan losses	—	—	—	—	6,000	—	—	6,000
Net interest income after provision for loan losses	20	4	—	24	78,683	149	—	78,856
Other income (expense):
Loan and guaranty servicing revenue	49,488	—	—	49,488	—	—	—	49,488
Intersegment servicing revenue	16,954	—	—	16,954	—	—	(16,954)	—
Tuition payment processing and campus commerce revenue	—	21,913	—	21,913	—	—	—	21,913
Enrollment services revenue	—	—	31,664	31,664	—	—	—	31,664
Other income	—	—	—	—	5,000	5,954	—	10,954
Gain on sale of loans and debt repurchases	—	—	—	—	—	—	—	—
Derivative market value and foreign currency adjustments, net	—	—	—	—	(21,604)	6,197	—	(15,407)
Derivative settlements, net	—	—	—	—	227	—	—	227
Total other income (expense)	66,442	21,913	31,664	120,019	(16,377)	12,151	(16,954)	98,839
Operating expenses:
Salaries and benefits	29,042	8,618	6,279	43,939	719	4,437	—	49,095
Cost to provide enrollment services	—	—	21,678	21,678	—	—	—	21,678
Depreciation and amortization	4,413	1,740	1,617	7,770	—	366	—	8,136
Other	18,666	2,816	1,956	23,438	3,632	5,193	—	32,263
Intersegment expenses, net	1,385	1,333	848	3,566	17,143	(3,755)	(16,954)	—
Total operating expenses	53,506	14,507	32,378	100,391	21,494	6,241	(16,954)	111,172
Income (loss) before income taxes and corporate overhead allocation	12,956	7,410	(714)	19,652	40,812	6,059	—	66,523
Corporate overhead allocation	(1,503)	(501)	(501)	(2,505)	(1,392)	3,897	—	—
Income (loss) before income taxes	11,453	6,909	(1,215)	17,147	39,420	9,956	—	66,523
Income tax (expense) benefit	(4,352)	(2,625)	462	(6,515)	(14,979)	(1,736)	—	(23,230)
Net income (loss)	7,101	4,284	(753)	10,632	24,441	8,220	—	43,293
Net income attributable to noncontrolling interest	—	—	—	—	—	152	—	152
Net income (loss) attributable to Nelnet, Inc.	$7,101	4,284	(753)	10,632	24,441	8,068	—	43,141

	Three months ended March 31, 2011
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$15	6	—	21	137,639	1,146	(722)	138,084
Interest expense	—	—	—	—	49,716	3,313	(722)	52,307
Net interest income (loss)	15	6	—	21	87,923	(2,167)	—	85,777

Less provision for loan losses	—	—	—	—	3,750	—	—	3,750
Net interest income (loss) after provision for loan losses	15	6	—	21	84,173	(2,167)	—	82,027
Other income (expense):
Loan and guaranty servicing revenue	40,413	—	—	40,413	—	—	—	40,413
Intersegment servicing revenue	17,857	—	—	17,857	—	—	(17,857)	—
Tuition payment processing and campus commerce revenue	—	19,369	—	19,369	—	—	—	19,369
Enrollment services revenue	—	—	33,868	33,868	—	—	—	33,868
Other income	—	—	—	—	4,136	2,356	—	6,492
Gain on sale of loans and debt repurchases	—	—	—	—	1,400	6,907	—	8,307
Derivative market value and foreign currency adjustments, net	—	—	—	—	(589)	1,705	—	1,116
Derivative settlements, net	—	—	—	—	(4,038)	(114)	—	(4,152)
Total other income (expense)	58,270	19,369	33,868	111,507	909	10,854	(17,857)	105,413
Operating expenses:
Salaries and benefits	25,388	7,152	6,257	38,797	778	4,337	—	43,912
Cost to provide enrollment services	—	—	22,839	22,839	—	—	—	22,839
Depreciation and amortization	3,406	1,334	1,691	6,431	—	345	—	6,776
Other	14,579	2,634	2,318	19,531	1,538	5,036	—	26,105
Intersegment expenses, net	1,369	1,093	818	3,280	18,147	(3,570)	(17,857)	—
Total operating expenses	44,742	12,213	33,923	90,878	20,463	6,148	(17,857)	99,632
Income (loss) before income taxes and corporate overhead allocation	13,543	7,162	(55)	20,650	64,619	2,539	—	87,808
Corporate overhead allocation	(753)	(251)	(251)	(1,255)	(1,255)	2,510	—	—
Income (loss) before income taxes	12,790	6,911	(306)	19,395	63,364	5,049	—	87,808
Income tax (expense) benefit	(4,860)	(2,626)	117	(7,369)	(24,078)	(1,481)	—	(32,928)
Net income (loss)	7,930	4,285	(189)	12,026	39,286	3,568	—	54,880
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—
Net income (loss) attributable to Nelnet, Inc.	$7,930	4,285	(189)	12,026	39,286	3,568	—	54,880

11. Related Party Transactions

The Company has entered into certain contractual arrangements with related parties as described in note 19 in the notes to the consolidated financial statements included in the Company's 2011 Annual Report.  The following provides an update for related party transactions that have occurred during the first quarter of 2012.

Transactions with Union Financial Services, Inc.

Union Financial Services Inc. (“UFS”) is a corporation which is owned 50 percent by Michael S. Dunlap, a significant shareholder, Chief Executive Officer, Chairman, and a member of the Board of Directors of the Company, and 50 percent by Stephen F. Butterfield, Vice Chairman and a member of the Board of Directors of the Company.

The Company owns a majority interest in an aircraft due to the frequent business travel needs of the Company's executives and the limited availability of commercial flights in Lincoln, Nebraska, where the Company's headquarters are located. UFS owns the remaining interest in the same aircraft. On March 1, 2012, the Company sold an additional 9.753 percent of its ownership in the aircraft to UFS for total consideration of approximately $156,000. The purchase price was determined by a third-party and the sale had no income statement impact to the Company. After this transaction, the Company and UFS own 65 percent and 35 percent of the aircraft, respectively.

Investment Services

Union Bank and Trust Company ("Union Bank"), an entity under common control, has established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset-backed securities. On May 9, 2011, WRCM, an SEC-registered investment advisor and a subsidiary of the Company, entered into a management agreement with Union Bank, effective as of May 1, 2011, under which WRCM performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts.  The agreement provides that Union Bank will pay to WRCM annual fees of 25 basis points on the outstanding balance of the investments in the trusts.  As of March 31, 2012, the outstanding balance of investments in the trusts was $470.2 million, of which the Company had a $7.8 million investment.  The Company's investment in the trusts are included in "investments" on the consolidated balance sheet and as of March 31, 2012 are classified as available-for-sale as discussed in note 6, "Investments." In addition, Union Bank will pay additional fees to WRCM of up to 50 percent of the gains from the sale of securities from the trusts.

On February 9, 2012, WRCM established a private investment fund (the “Fund”) for the primary purpose of purchasing, selling, investing, and trading, directly or indirectly, in student loan asset-backed securities (“Student Loan ABS”), and to engage in financial transactions related thereto.  As of the date the Fund was established, the total amount invested in the Fund was $48.9 million, and Michael S. Dunlap, UFS, Jeffrey R. Noordhoek (an executive officer of the Company), Farmers & Merchants Investment Inc. ("F&M") (which owns 81.4 percent of Union Bank and of which Mr. Dunlap along with his spouse owns 40.3 percent of its stock), Ms. Muhleisen (who is Mr. Dunlap's sister, as well as Director, Chairperson, President, and Chief Executive Officer of Union Bank, and owner of 38.6 percent of F&M stock) and her spouse, and WRCM had investments in the Fund in the amounts of $2.5 million, $1.0 million, $1.0 million, $2.0 million, $2.6 million, and $0.1 million, respectively.  The management agreement for the Fund provides that WRCM will earn 50 basis points (annually) from the Fund on the outstanding balance of the investments in the Fund, of which WRCM will pay approximately 50 percent of such amount to Union Bank as custodian.  In addition, WRCM will earn up to 50 percent of the gains from the sale of securities from the Fund.

For the three months ended March 31, 2012, the Company recognized $3.0 million of fee revenue related to the agreements discussed above, which is included in "other income" in the Company's consolidated statement of income.

12.   Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of March 31, 2012
	Level 1	Level 2	Total
Assets:
Investments: (a)
Student loan asset-backed securities	$—	63,736	63,736
Equity securities	5,508	—	5,508
Debt securities	1,308	—	1,308
Total investments	6,816	63,736	70,552
Fair value of derivative instruments (b)	—	107,534	107,534
Total assets	$6,816	171,270	178,086
Liabilities:
Fair value of derivative instruments (b)	$—	42,321	42,321
Total liabilities	$—	42,321	42,321

	As of December 31, 2011
	Level 1	Level 2	Total
Assets:
Investments: (a)
Student loan asset-backed securities	$—	42,412	42,412
Equity securities	6,847	—	6,847
Debt securities	1,521	—	1,521
Total investments	8,368	42,412	50,780
Fair value of derivative instruments (b)	—	92,219	92,219
Total assets	$8,368	134,631	142,999
Liabilities:
Fair value of derivative instruments (b)	$—	43,840	43,840
Total liabilities	$—	43,840	43,840

(a)
Investments represent investments recorded at fair value on a recurring basis. Level 1 investments are measured based upon quoted prices and include investments traded on an active exchange, such as the New York Stock Exchange, and corporate bonds, mortgage-backed securities, U.S. government bonds, and U.S. Treasury securities that trade in active markets. Level 2 investments include student loan asset-backed securities. The fair value for the student loan asset-backed securities is determined using indicative quotes from broker dealers or an income approach valuation technique (present value using the discount rate adjustment technique) that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms to companies with comparable credit risk.

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

There were no transfers into or out of level 1, level 2, or level 3 for the three months ended March 31, 2012.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of March 31, 2012
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$23,759,545	23,836,832	—	—	23,759,545
Cash and cash equivalents	60,700	60,700	60,700	—	—
Investments	70,552	70,552	6,816	63,736	—
Restricted cash	421,314	421,314	421,314	—	—
Restricted cash – due to customers	38,642	38,642	38,642	—	—
Restricted investments	284,639	284,639	284,639	—	—
Accrued interest receivable	296,378	296,378	296,378	—	—
Derivative instruments	107,534	107,534	—	107,534	—
Financial liabilities:
Bonds and notes payable	23,010,542	24,060,609	—	23,010,542	—
Accrued interest payable	19,281	19,281	19,281	—	—
Due to customers	38,642	38,642	38,642	—	—
Derivative instruments	42,321	42,321	—	42,321	—

	As of December 31, 2011
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$23,894,005	24,297,876	—	—	23,894,005
Cash and cash equivalents	42,570	42,570	42,570	—	—
Investments	50,780	50,780	8,368	42,412	—
Restricted cash	377,423	377,423	377,423	—	—
Restricted cash – due to customers	109,809	109,809	109,809	—	—
Restricted investments	236,899	236,899	236,899	—	—
Accrued interest receivable	308,401	308,401	308,401	—	—
Derivative instruments	92,219	92,219	—	92,219	—
Financial liabilities:
Bonds and notes payable	23,003,453	24,434,540	—	23,003,453	—
Accrued interest payable	19,634	19,634	19,634	—	—
Due to customers	109,809	109,809	109,809	—	—
Derivative instruments	43,840	43,840	—	43,840	—

The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring basis are discussed above.  The fair values of the remaining financial assets and liabilities were estimated using the following methods and assumptions:

Student Loans Receivable

If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Fair values for student loan receivables were determined by modeling loan cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value, and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, required return on equity, and future interest rate and indice relationships. A number of significant inputs into the models are internally derived and not observable to market participants.

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

Limitations

The fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Therefore, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument.  Changes in assumptions could significantly affect the estimates.

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

Bais Yaakov of Spring Valley v. Peterson's Nelnet, LLC

On January 4, 2011, a complaint against Peterson's Nelnet, LLC (“Peterson's”), a subsidiary of the Company, was filed in the U.S. federal District Court for the District of New Jersey (the “District Court”). The complaint alleges that Peterson's sent six advertising faxes to the named plaintiff in 2008-2009 that were not the result of express invitation or permission granted by the plaintiff and did not include certain opt out language.  The complaint also alleges that such faxes violated the federal Telephone Consumer Protection Act (the “TCPA”), purportedly entitling the plaintiff to $500 per violation, trebled for willful violations for each of the six faxes.  The complaint further alleges that Peterson's had sent putative class members more than 10,000 faxes that violated the TCPA, amounting to more than $5 million in statutory penalty damages and more than $15 million if trebled for willful violations. The complaint seeks to establish a class action.  As of the filing date of this report, the District Court has not established or recognized any class.

On April 14, 2012, the U.S. Court of Appeals for the Third Circuit, which has jurisdiction over the District Court, issued an order in an unrelated TCPA case which remanded that case to the District Court to determine whether the statutory provisions of the TCPA limit whether or to what extent a TCPA claim can be heard as a class action in federal court where applicable state law would impose limitations on a class action if the claim were brought in state court.  The resolution of this issue may affect whether the claim against Peterson's can be pursued as a class action.

Peterson's intends to continue to contest the suit vigorously.  Due to the preliminary stage of this matter and the uncertainty and risks inherent in class determination and the overall litigation process, the Company believes that a meaningful estimate of a reasonably possible loss, if any, or range of reasonably possible losses, if any, cannot currently be made.

14. Subsequent Events

Subsequent to March 31, 2012, state income tax laws were enacted that will reduce the Company's income tax expense by approximately $4.6 million for the quarter ending June 30, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three months ended March 31, 2012 and 2011. All dollars are in thousands, except per share amounts, unless otherwise noted.)

The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company.  The discussion should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The forward-looking statements are based on assumptions and analysis made by management in light of management’s experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances.  These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements.  These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent Quarterly Reports on Form 10-Q and elsewhere in this report, and include such risks and uncertainties as:

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

A summary of consolidated results and financial highlights as of and for the three months ended March 31, 2012 include:

•	Continued strong earnings (net income of $52.7 million, or $1.11 per share, excluding derivative market value and foreign currency adjustments)(a)

•	An increase in book value per share to $23.41, or 18.8%, from March 31, 2011

•	An increase in revenue from fee-based businesses to $120.1 million, or 7.6%, as compared to the first quarter of 2011

•	Strong liquidity represented by $100.6 million of net cash provided by operating activities during the first quarter of 2012 and $495.1 million of liquidity available for use as of March 31, 2012 (b)

The following tables set forth financial and other operating information of the Company.

	Three months ended
	March 31, 2012	December 31, 2011	March 31, 2011
Operating Data:
Core student loan spread	1.43%	1.51%	1.46%
Net interest income, net of settlements on derivatives	$79,083	85,868	77,875
Fixed rate floor income, net of settlements on derivatives	38,092	39,373	31,682
Total revenue (c)	193,102	194,800	186,324
Operating expenses	111,172	102,691	99,632
Net income	43,141	64,879	54,880
Net income, excluding derivative market value and foreign currency adjustments (a)	52,693	57,577	54,188
Net income - per share	0.91	1.37	1.13
Net income, excluding derivative market value and foreign currency adjustments - per share (a)	1.11	1.22	1.12

	As of	As of	As of
	March 31, 2012	December 31, 2011	March 31, 2011
Balance Sheet Data:
Total assets	$25,446,312	25,852,217	25,294,699
Nelnet, Inc. shareholders' equity	1,107,716	1,066,205	955,367
Nelnet, Inc. tangible shareholders' equity	966,916	920,713	803,513
Book value per common share	23.41	22.62	19.71
Tangible book value per common share	20.43	19.53	16.57

Ratios:
Nelnet, Inc. shareholders' equity to total assets	4.35%	4.12%	3.78%

(a)
"Derivative market value and foreign currency adjustments" include (i) the unrealized gains and losses that are caused by the change in fair value on derivatives in which the Company does not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars. The derivative market value and foreign currency adjustments, net of tax, was an expense of $9.6 million ($0.20 per share) and income of $7.3 million ($0.15 per share) and $0.7 million ($0.01 per share) for the three months ended March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

(b)	See "Liquidity and Capital Resources - Sources of liquidity currently available" in this Item 2.

(c)
Total revenue includes "net interest income after provision for loan losses" and "total other income" from the Company's statements of income, excluding the impact from the change in fair value on derivatives and the foreign currency transaction adjustments of $15.4 million, $11.8 million, and $1.1 million for the three months ended March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

The Company earns fee-based revenue through the following operating segments:

•	Student Loan and Guaranty Servicing ("LGS") - referred to as Nelnet Diversified Solutions ("NDS")

•	Tuition Payment Processing and Campus Commerce ("TPP&CC") - referred to as Nelnet Business Solutions ("NBS")

•	Enrollment Services ("NES") - commonly called Nelnet Enrollment Solutions ("NES")

In addition, the Company earns net interest income on its student loan portfolio in its Asset Generation and Management ("AGM") operating segment.

The information below provides the operating results for each reportable operating segment for the three months ended March 31, 2012 and 2011.

Q1 2012
Q1 2011
LGS
TPP&CC
NES
Fee Based Segments
AGM (a)
Revenue
$66.5
$58.3
$21.9
$19.4
$31.7
$33.9
$120.1
$111.6
$83.9
$85.7
Net Income
$7.1
$7.9
$4.3
$4.3
$(0.8)
$(0.2)
$10.6
$12.0
$37.8
$39.7
Margin
17.2%
21.9%
31.5%
35.7%
(3.8)%
(0.9)%
14.3%
17.4%

(a)
Total revenue includes "net interest income after provision for loan losses" and "total other income" from the Company's segment statements of income, excluding the impact from the change in fair value on derivatives and the foreign currency transaction adjustment, which were expenses of $21.6 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. Net income excludes the change in fair value on derivatives and the foreign currency transaction adjustment which was $13.4 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.

A summary of the results and financial highlights for each reportable operating segment for the first quarter of 2012 and a summary of the company's liquidity and capital resources follows. See "Results of Operations" for each reportable operating segment and "Liquidity and Capital Resources" under this Item 2 for additional detail.

Student Loan and Guaranty Servicing

•	An increase in government servicing revenue due to increased volume from the Department.

•	An increase in guaranty servicing revenue due to an increase in rehabilitation collection revenue.

•	An increase in software services revenue as a result of the Company beginning to provide hosted student loan servicing to a significant customer in October 2011.

•	A decrease in operating margin due to the government servicing portfolio growing as a percentage of the Company's total servicing portfolio.

•	An increase in operating expenses due to incurring additional costs related to the government servicing contract and the hosted servicing software product.

Tuition Payment Processing and Campus Commerce

•	An increase in revenue as a result of an increase in the number of managed tuition payment plans and campus commerce customers.

•
A slight compression in margin due to an increase in amortization of intangible assets and continued investment in new products and services to meet customer needs and expand product and service offerings.

Enrollment Services

•
Continued decrease in revenue and operating margin due to the effects from regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

Asset Generation and Management

•	A decrease in variable student loan spread as a result of the widening student loan yield and debt indices (CP/LIBOR spread).

•	Continued recognition of significant fixed rate floor income due to historically low interest rates.

Liquidity and Capital Resources

•	As of March 31, 2012, the Company had $495.1 million of liquidity available for use.

•	For the three months ended March 31, 2012, the Company generated $100.6 million in net cash provided by operating activities.

•	Forecasted future cash flows from the Company's FFELP student loan portfolio remain strong and are estimated to be $1.81 billion as of March 31, 2012.

•
On February 17, 2012, the Company entered into a new $250.0 million unsecured line of credit that has a maturity date of February 17, 2016. In conjunction with entering into this new agreement, the outstanding balance on the previous $750.0 million unsecured line of credit of $64.4 million was paid off in full and that agreement was terminated.

•
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

RESULTS OF OPERATIONS

The Company’s operating results are primarily driven by the performance of its existing student loan portfolio and the revenues generated by its fee-based businesses and the costs to provide such services.  The performance of the Company’s portfolio is driven by net interest income and losses related to credit quality of the assets, along with the cost to administer and service the assets and related debt.

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

The Company’s portfolio of FFELP loans originated prior to April 1, 2006 earns interest at the higher of a variable rate based on the special allowance payment or SAP formula set by the Department and the borrower rate. The SAP formula is based on an applicable indice plus a fixed spread that is dependent upon when the loan was originated, the loan’s repayment status, and funding sources for the loan.  The Company’s portfolio of FFELP loans originated on or after April 1, 2006 earns interest at a variable rate based on the SAP formula.  For the portfolio of loans originated on or after April 1, 2006, when the borrower rate exceeds the variable rate based on the SAP formula, the Company must return the excess to the Department.

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

In determining the appropriateness of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. The Company places a non-federally insured loan on nonaccrual status when the collection of principal and interest is 30 days past due, and charges off the loan and accrued interest when the collection of principal and interest is 120 days past due.

Other Income

The Company also earns fees and generates revenue from other sources as summarized below.

Student Loan and Guaranty Servicing Revenue – Student loan and guaranty servicing revenue consists of the following items:

•
Loan and guaranty servicing fees - Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value of loans, number of loans, or number of borrowers serviced for each customer. Guaranty servicing fees, generally, are calculated based on the number of loans serviced, volume of loans serviced, or amounts collected. Revenue is recognized when earned pursuant to applicable agreements, and when ultimate collection is assured.

•
Software services revenue - Software services revenue is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products. Computer and software consulting and remote hosting revenues are recognized over the period in which services are provided to customers.

Tuition Payment Processing and Campus Commerce Revenue – Tuition payment processing and campus commerce revenue primarily includes actively managed tuition payment solutions and online payment processing. Fees for these services are recognized over the period in which services are provided to customers.

Enrollment Services Revenue – Enrollment services revenue primarily consists of the following items:

•	Inquiry Generation - Inquiry generation services include delivering qualified inquiries or clicks to third-party customers, primarily for-profit schools.

•	Inquiry Management (Agency) - Agency services include managing the marketing activities for third-party customers, primarily for-profit schools, in order to provide qualified inquiries or clicks.

•
Inquiry Management (Software) -  Inquiry management services include the licensing of software to third-party customers, primarily for-profit schools. This software is also used internally by the Company. The inquiry management software has been adapted so that it can be offered as a hosted software solution that can be used by third-parties to manage and obtain qualified inquiries or clicks.

Inquiry generation and management revenue described above is derived primarily from fees which are earned through the delivery of qualified inquiries or clicks. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified inquiry or click is delivered to the customer provided that no significant obligations remain. From time to time, the Company may agree to credit certain inquiries or clicks if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been immaterial and within management’s expectations.

For a portion of its inquiry generation and management revenue, the Company has agreements with providers of online media or traffic (“Publishers”) used in the generation of inquiries or clicks. The Company receives a fee from its customers and pays a fee to Publishers either on a cost per inquiry, cost per click, or cost per number of impressions basis. The Company is the primary obligor in the transaction. As a result, the fees paid by the Company’s customers are recognized as revenue and the fees paid to its Publishers are included in “cost to provide enrollment services” in the Company’s consolidated statements of income.

•
Digital Marketing (Peterson's Interactive) - Digital marketing services include on-line information about colleges and universities and are sold primarily based on subscriptions. Revenues from sales of subscription services are recognized ratably over the term of the contract as earned. Subscription revenues received or receivable in advance of the delivery of services is included in deferred revenue. Digital marketing services also include on-line editing services for admission essays. Fees for these services are recognized over the period in which services are provided to customers.

•
Content Solutions - Content solutions includes test preparation study guides, school directories and databases, career exploration guides, on-line courses, scholarship search and selection data, career planning, and on-line information about colleges and universities. Several of these services are sold based on subscriptions. Revenues from sales of subscription services are recognized ratably over the term of the contract as earned. Subscription revenues received or receivable in advance of the delivery of services is included in deferred revenue. Revenue from the sale of print products is generally earned and recognized, net of estimated returns, upon shipment or delivery. All other services are recognized over the period in which services are provided to customers. Content solutions also includes providing list marketing services to help higher education institutions and businesses reach the middle school, high school, college bound high school, college, and young adult market places. Revenue from the sale of lists is generally earned and recognized, net of estimated returns, upon delivery.

Other income - Other income includes realized and unrealized gains and losses on investments and borrower late fee income, which is earned by the education lending subsidiaries and is recognized when payments are collected from the borrower. Other income also includes investment advisory income, which is recognized as these services are provided to customers.

Operating Expenses

Operating expenses includes indirect costs incurred to acquire student loans; costs incurred to manage and administer the Company's student loan portfolio and its financing transactions; costs incurred to service the Company's student loan portfolio and the portfolios of third parties; collection costs related to rehabilitation revenue; the cost to provide enrollment services; costs incurred to provide tuition payment processing and campus commerce to third parties; the depreciation and amortization of capital assets and intangible assets; investments in products, services, and technology to meet customer needs and support continued revenue growth; and other general and administrative expenses. The cost to provide enrollment services, as discussed previously, consists of costs incurred to provide inquiry generation, agency, digital marketing, and content solutions services in the Company's Enrollment Services operating segment.

Consolidated Results - Summary and Comparison of Operating Results

Net Interest Income (net of settlements on derivatives)

	Three months ended March 31,		Change
	2012	2011	$	%
Interest income:
Loan interest	$153,058	137,358	15,700	11.4%
Investment interest	1,095	726	369	50.8
Total interest income	154,153	138,084	16,069	11.6
Interest expense:
Interest on bonds and notes payable	69,297	52,307	16,990	32.5
Net interest income	84,856	85,777	(921)	(1.1)
Provision for loan losses	6,000	3,750	2,250	60.0
Net interest income after provision for loan losses	78,856	82,027	(3,171)	(3.9)
Derivative settlements, net (a)	227	(4,152)	4,379	(105.5)
Net interest income after provision for loan losses (net of settlements on derivatives)	$79,083	77,875	1,208	1.6%

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

Net interest income after provision for loan losses, net of settlements on derivatives, includes the following items:

	Three months ended March 31,		Change
	2012	2011	$	%
Variable student loan interest margin, net of settlements on derivatives (a)	$47,335	52,644	(5,309)	(10.1)%
Fixed rate floor income, net of settlements on derivatives (b)	38,092	31,682	6,410	20.2
Investment interest	1,095	726	369	50.8
Non-portfolio related derivative settlements	—	(114)	114	(100.0)
Corporate debt interest expense (c)	(1,439)	(3,313)	1,874	(56.6)
Provision for loan losses (d)	(6,000)	(3,750)	(2,250)	60.0
Net interest income after provision for loan losses (net of settlements on derivatives)	$79,083	77,875	1,208	1.6%

(a)
Variable student loan spread is impacted by variable rate student loan interest, consolidation rebate fees, amortization/accretion of loan premiums and discounts, and interest expense on bonds and notes. See "Asset Generation and Management Operating Segment – Results of Operations" in this Item 2 for additional information.

(b)
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates generating fixed rate floor income. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” for additional information.

(c)
Corporate debt interest expense includes interest expense incurred by the Company on its Junior Subordinated Hybrid Securities and its unsecured line of credit. Corporate debt interest expense decreased for the three months ended March 31, 2012 compared with the same period in 2011 due to a reduction in debt outstanding. The Company repurchased $62.6 million of Junior Subordinated Hybrid Securities in February 2011. The average balance outstanding on the Company's unsecured line of credit was $33.3 million during the first quarter of 2012 compared to $202.1 million in 2011.

(d)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses inherent in the Company's portfolio of loans.  The provision for loan losses recognized by the Company increased during the three months ended March 31, 2012 compared to the same period in 2011, primarily due to an increase in delinquent loans.

Other Income

	Three months ended March 31,		Change
	2012	2011	$	%
Loan and guaranty servicing revenue (a)	$49,488	40,413	9,075	22.5%
Tuition payment processing and campus commerce revenue (b)	21,913	19,369	2,544	13.1
Enrollment services revenue (c)	31,664	33,868	(2,204)	(6.5)
Other income (d)	10,954	6,492	4,462	68.7
Gain on sale of loans and debt repurchases (e)	—	8,307	(8,307)	(100.0)
Derivative market value and foreign currency adjustments (f)	(15,407)	1,116	(16,523)	(1,480.6)
Derivative settlements, net (g)	227	(4,152)	4,379	(105.5)
Total other income	$98,839	105,413	(6,574)	(6.2)%

(a)
"Loan and guaranty servicing revenue" increased for the three months ended March 31, 2012 compared to the same period in 2011 due to an increase in servicing revenue from the Department of Education, an increase in guaranty servicing revenue, and an increase in software services revenue. See Item 2 under "Student Loan and Guaranty Servicing Operating Segment – Results of Operations" for additional information.

(b)
"Tuition payment processing and campus commerce revenue" increased due to an increase in the number of managed tuition payment plans and campus commerce customers as discussed in this Item 2 under "Tuition Payment Processing and Campus Commerce Operating Segment – Results of Operations."

(c)
"Enrollment services revenue" decreased due to decreases in inquiry generation and inquiry management volume, as further discussed in this Item 2 under "Enrollment Services Operating Segment – Results of Operations." Enrollment services revenue has been negatively affected by the ongoing regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

(d)	The following table summarizes the components of "other income."

	Three months ended March 31,
	2012	2011
Borrower late fee income	$3,703	3,590
Investment advisory fees (1)	2,989	—
Investments - realized gains/(losses), net	1,610	(1,760)
529 Plan administration fees	420	1,133
Trading investments - unrealized gains/(losses), net	(192)	1,922
Other	2,424	1,607
Other income	$10,954	6,492

(1) The Company provides investment advisory services through its subsidiary, WRCM, and earns annual fees of 25 basis points on the outstanding balance of investments and up to 50 percent of the gains from the sale of securities in which it provides advisory services. As of March 31, 2012, the outstanding balance of investments subject to these arrangements was approximately $520 million.

(e)
During the first quarter of 2011, the Company sold a portfolio of non-federally insured student loans and recognized a gain of $1.4 million. In addition, during the first quarter of 2011, the Company purchased $62.6 million (notional amount) of its Junior Subordinated Hybrid Securities (unsecured debt) for $55.7 million and recognized a gain of $6.9 million. Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par are becoming more limited.

(f)
The change in “derivative market value and foreign currency adjustments” is the result of the change in the fair value of the Company’s derivative portfolio and translation gains/losses resulting from the re-measurement of the Company’s Euro-denominated bonds to U.S. dollars. These changes are summarized below.

	Three months ended March 31,
	2012	2011
Change in fair value of derivatives - income (expense)	$16,835	66,450
Foreign currency transaction adjustment - income (expense)	(32,242)	(65,334)
Derivative market value and foreign currency adjustments - income (expense)	$(15,407)	1,116

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

Operating Expenses

As shown below, operating expenses, excluding the cost to provide enrollment services and collection costs related to loan rehabilitation revenue, increased $11.2 million (15.2%) for the three months ended March 31, 2012 compared to the same period in 2011.

	Three months ended March 31,		Change
	2012	2011	$	%
Salaries and benefits	$49,095	43,912	5,183	11.8%
Depreciation and amortization	8,136	6,776	1,360	20.1
Other expenses	27,465	22,804	4,661	20.4
Operating expenses, excluding cost to provide enrollment services and collection costs related to loan rehabilitation revenue	84,696	73,492	$11,204	15.2%
Cost to provide enrollment services	21,678	22,839
Collection costs related to loan rehabilitation revenue (a)	4,798	3,301
Total operating expenses	$111,172	99,632

(a)
The Company incurred collection costs directly related to revenue earned from rehabilitation loans. These costs are included in "other" under the operating expense section of the consolidated statements of income and are shown separately in the above table for comparability purposes for the periods shown.

The increase in operating expenses for the three months ended March 31, 2012 compared to the same period in 2011 was due to the addition of resources and incurring other expenses to (i) support the growth in loan and guaranty servicing revenue and improve survey results related to the government servicing contract; (ii) support the hosted servicing software product; (iii) implement and comply with the Special Direct Consolidation program; and (iv) support the increase in the number of managed tuition payment plans and campus commerce customers.

Income Taxes

The Company's effective tax rate was 35.0% for the three months ended March 31, 2012 compared to 37.5% for the same period in 2011. The effective tax rate for 2012 decreased compared to the same period in 2011 due to state incentive tax credits and an overall reduction of the state effective tax rate.

Subsequent to March 31, 2012, state income tax laws were enacted that will reduce the Company's income tax expense by approximately $4.6 million for the quarter ending June 30, 2012.

Segment Operating Results

Additional information on the Company’s results of operations is included with the discussion of the Company’s operating segments in this Item 2 under “Operating Segments.”

Financial Condition as of March 31, 2012 compared to December 31, 2011

	As of	As of	Change
	March 31, 2012	December 31, 2011
			$	%
Assets:
Student loans receivable, net	$23,836,832	24,297,876	(461,044)	(1.9)%
Cash, cash equivalents, and investments	875,847	817,481	58,366	7.1
Goodwill	117,118	117,118	—	—
Intangible assets, net	23,682	28,374	(4,692)	(16.5)
Fair value of derivative instruments	107,534	92,219	15,315	16.6
Other assets	485,299	499,149	(13,850)	(2.8)
Total assets	$25,446,312	25,852,217	(405,905)	(1.6)%
Liabilities:
Bonds and notes payable	$24,060,609	24,434,540	(373,931)	(1.5)%
Fair value of derivative instruments	42,321	43,840	(1,519)	(3.5)
Other liabilities	235,509	307,632	(72,123)	(23.4)
Total liabilities	24,338,439	24,786,012	(447,573)	(1.8)
Shareholders' equity
Nelnet, Inc. shareholders' equity	1,107,716	1,066,205	41,511	3.9
Noncontrolling interest	157	—	157	100.0
Total liabilities and shareholders' equity	$25,446,312	25,852,217	(405,905)	(1.6)%

The primary items on the Company's balance sheet are student loans and notes payable. During the three months ended March 31, 2012, student loans receivable decreased primarily as a result of repayments and the loss of loans to consolidation to external parties, partially offset by loan acquisitions during the quarter. See the activity of loans acquired and loan repayments in this Item 2 under "Asset Generation and Management - Results of Operations." Bonds and notes payable decreased primarily as a result of less funding needs as the student loan portfolio decreases.

OPERATING SEGMENTS

The results of each of the Company's reportable operating segments, as well as descriptions of the segments, are included in note 10, "Segment Reporting," in the notes to the consolidated financial statements included in this report. The following provides additional information and analysis of the results of operations for each reportable segment.

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

The following are the primary services the Company offers as part of its Student Loan and Guaranty Servicing segment:

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

This operating segment also provides servicing activities for guarantee agencies. These activities include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and managing third-party collection agencies.

This operating segment also provides student loan servicing software, which is used internally by the Company and licensed to third-party student loan holders and servicers. This software system has been adapted so that it can be offered as a hosted servicing software solution that can be used by third-parties to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans.  In October 2011, the Company began hosting student loan servicing volume on its servicing software platforms for a significant customer. The Company earns a monthly fee from remote hosting customers for each unique borrower on the Company's platform. As of March 31, 2012, 8.6 million borrowers were hosted on the Company's hosted servicing software solution platforms. In addition, this operating segment provides information technology products and services, with core areas of business in educational loan software solutions, technical consulting services, and enterprise content management solutions.

Direct Loan Servicing Contract

In June 2009, the Company was one of four private sector companies awarded a student loan servicing contract by the Department to provide additional servicing capacity for loans owned by the Department. These loans include Direct Loan Program loans and FFEL Program loans purchased by the Department. The Company earns a monthly fee from the Department for each unique borrower that has loans owned by the Department that are serviced by the Company. In September 2009, the Department began assigning FFELP purchased loans to the four servicers. Beginning with the second year of servicing, the Department began allocating new loan volume among the four servicers based on five performance metrics.

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

Based on the first and second years of survey results, the Company was ranked fourth out of the four private sector companies and has been allocated 16% of new loan volume originated by the Department from the period from August 15, 2010 through August 14, 2012 (the second and third years of the servicing contract). The Department projects it will originate new loans for 4.1 million borrowers in total during the third year of this contract (August 15, 2011 through August 14, 2012), which is currently being allocated to the four servicers. The Company is focused on improving survey results to increase this allocation in future periods and has and will continue to incur additional operating expenses in support of these initiatives. Based on the most recent survey results that will affect the next year of loan allocations by the Department, the Company has improved upon its ranking among the other servicers. The improved survey results could lead to a larger allocation of loan volume to the Company during the fourth year of this contract (August 15, 2012 through August 14, 2013).

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

Student Loan Servicing Volumes (dollars in millions)

Company owned	$23,139	$23,727	$23,249	$22,757	$22,503	$22,650	$22,277
% of Total	61.6%	38.6%	34.2%	33.0%	30.2%	29.8%	27.1%
Number of servicing borrowers:
Government servicing:	441,913	2,804,502	2,814,142	2,666,183	2,966,706	3,036,534	3,096,026
FFELP servicing:	2,311,558	1,912,748	1,870,538	1,837,272	1,812,582	1,799,484	1,779,245
Total:	2,753,471	4,717,250	4,684,680	4,503,455	4,779,288	4,836,018	4,875,271

Summary and Comparison of Operating Results

	Three months ended March 31,		Change
	2012	2011	$	%
Net interest income	$20	15	5	33.3%
Loan and guaranty servicing revenue	49,488	40,413	9,075	22.5
Intersegment servicing revenue	16,954	17,857	(903)	(5.1)
Total other income	66,442	58,270	8,172	14.0
Salaries and benefits	29,042	25,388	3,654	14.4
Depreciation and amortization	4,413	3,406	1,007	29.6
Other expenses	18,666	14,579	4,087	28.0
Intersegment expenses, net	1,385	1,369	16	1.2
Total operating expenses	53,506	44,742	8,764	19.6
Income before income taxes and corporate overhead allocation	12,956	13,543	(587)	(4.3)
Corporate overhead allocation	(1,503)	(753)	(750)	99.6
Income before income taxes	11,453	12,790	(1,337)	(10.5)
Income tax expense	(4,352)	(4,860)	508	(10.5)
Net income	$7,101	7,930	(829)	(10.5)%
Before Tax Operating Margin	17.2%	21.9%

Loan and guaranty servicing revenue.

	Three months ended March 31,
	2012			2011
	Origination revenue	Servicing revenue	Total revenue	Origination revenue	Servicing revenue	Total revenue
FFELP servicing (a)	$—	6,714	6,714	—	6,997	6,997
Private servicing	195	2,073	2,268	274	2,143	2,417
Government servicing (b)	—	14,810	14,810	—	12,285	12,285
Guaranty servicing (c)	—	18,029	18,029	—	13,937	13,937
Software services (d)	—	7,667	7,667	—	4,777	4,777
Loan and guaranty servicing revenue	$195	49,293	49,488	274	40,139	40,413

(a)
FFELP servicing revenue decreased in 2012 compared to 2011 due to the loss of servicing volume from third-party customers as a result of these customers selling their portfolios to the Company and/or the Department under the Purchase Program. The decrease is also due to third-party customers' FFELP portfolios decreasing in size due to runoff.

(b)	Government servicing revenue increased during 2012 compared to 2011 due to an increase in volume from the Department.

(c)
Guaranty servicing revenue increased in 2012 compared to 2011 due to an increase in revenue earned from rehabilitation collections on defaulted loan assets.  For the three months ended March 31, 2012, the Company earned $10.1 million in revenue from rehabilitation collections compared to $6.5 million for the same period in 2011. Excluding the rehabilitation collection revenue, guaranty servicing revenue increased $0.4 million.

(d)
In October 2011, the Company began providing hosted student loan servicing to a significant customer, which resulted in an increase in software services revenue compared to the prior year. This increase was offset by a reduction in revenue due to a decrease in the number of other products and services provided to external customers as a result of legislative changes in the student loan industry.

Intersegment servicing revenue. Intersegment servicing revenue includes servicing revenue earned by the Student Loan and Guaranty Servicing operating segment as a result of servicing loans for the Asset Generation and Management operating segment.

Operating expenses.  Excluding collection costs related to loan rehabilitation revenue, operating expenses increased $9.4 million (23.8%) for the three months ended March 31, 2012, compared with the same period in 2011.  These increases were due to incurring additional costs related to:

•	Supporting the increase in government servicing volume

•	Supporting initiatives to improve performance metrics under the government servicing contract

•	Supporting the additional volume that was added to the Company's servicing platforms in October 2011 related to the hosted servicing software solution

There is potential for continued compression of operating margin in this operating segment as a result of the government servicing portfolio growing as a percentage of the Company’s total servicing portfolio.

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

Summary and Comparison of Operating Results

	Three months ended March 31,		Change
	2012	2011	$	%
Net interest income	$4	6	(2)	(33.3)%
Tuition payment processing and campus commerce revenue	21,913	19,369	2,544	13.1
Salaries and benefits	8,618	7,152	1,466	20.5
Depreciation and amortization	1,740	1,334	406	30.4
Other expenses	2,816	2,634	182	6.9
Intersegment expenses, net	1,333	1,093	240	22.0
Total operating expenses	14,507	12,213	2,294	18.8
Income before income taxes and corporate overhead allocation	7,410	7,162	248	3.5
Corporate overhead allocation	(501)	(251)	(250)	99.6
Income before income taxes	6,909	6,911	(2)	—
Income tax expense	(2,625)	(2,626)	1	—
Net income	$4,284	4,285	(1)	—%
Before Tax Operating Margin	31.5%	35.7%

Tuition payment processing and campus commerce revenue. Tuition payment processing and campus commerce revenue increased for the three months ended March 31, 2012 compared to the same period in 2011 as a result of an increase in the number of managed tuition payment plans, as well as an increase in campus commerce customers.

Operating expenses. Operating expenses increased for the three months ended March 31, 2012 compared to the same periods in 2011 as a result of incurring additional costs to support the increase in the number of managed tuition payment plans and campus commerce customers.  In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings.  The 2012 operating expenses includes $0.6 million of amortization expense related to the acquisition of tuition payment plan contracts in June 2011. These investments increased operating expenses in 2012 compared to 2011.

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students and helping students plan and prepare for life after high school. The following are the primary service offerings the Company offers as part of the Enrollment Services segment:

•	Inquiry Generation - Inquiry generation services include delivering qualified inquiries or clicks to third-party customers, primarily for-profit schools.

•	Inquiry Management (Agency) - Agency services include managing the marketing activities for third-party customers, primarily for-profit schools, in order to provide qualified inquiries or clicks.

•
Inquiry Management (Software) -  Inquiry management services includes the licensing of software to third-party customers, primarily for-profit schools. This software is also used internally by the Company. The inquiry management software has been adapted so that it can be offered as a hosted software solution that can be used by third-parties to manage and obtain qualified inquiries or clicks.

•
Digital Marketing (Peterson's Interactive) - Digital marketing services include on-line information about colleges and universities and are sold primarily based on subscriptions. Digital marketing services also includes online editing services for admission essays.

•
Content Solutions - Content solutions includes test preparation study guides, school directories and databases, career exploration guides, on-line courses, scholarship search and selection data, career planning, and on-line information about colleges and universities. Content solutions also includes providing list marketing services to help higher education institutions and businesses reach the middle school, high school, college bound high school, college, and young adult market places.

Summary and Comparison of Operating Results

	Three months ended March 31,		Change
	2012	2011	$	%
Enrollment services revenue	$31,664	33,868	(2,204)	(6.5)%
Salaries and benefits	6,279	6,257	22	0.4
Cost to provide enrollment services	21,678	22,839	(1,161)	(5.1)
Depreciation and amortization	1,617	1,691	(74)	(4.4)
Other expenses	1,956	2,318	(362)	(15.6)
Intersegment expenses, net	848	818	30	3.7
Total operating expenses	32,378	33,923	(1,545)	(4.6)
Loss before income taxes and corporate overhead allocation	(714)	(55)	(659)	1,198.2
Corporate overhead allocation	(501)	(251)	(250)	99.6
Loss before income taxes	(1,215)	(306)	(909)	297.1
Income tax benefit	462	117	345	294.9
Net loss	$(753)	(189)	(564)	298.4%
Before Tax Operating Margin	(3.8)%	(0.9)%

 Enrollment services revenue, cost to provide enrollment services, and gross profit

	Three months ended March 31, 2012
	Inquiry Generation (a)	Inquiry Management (Agency) (b)	Inquiry Management (Software)	Digital Marketing (Peterson's Interactive)	Content Solutions	Total
Enrollment services revenue	$4,552	20,365	894	1,197	4,656	31,664
Cost to provide enrollment services	2,700	18,214	—	58	706	21,678
Gross profit	$1,852	2,151	894	1,139	3,950	9,986
Gross profit %	40.7%	10.6%

	Three months ended March 31, 2011
	Inquiry Generation (a)	Inquiry Management (Agency) (b)	Inquiry Management (Software)	Digital Marketing (Peterson's Interactive)	Content Solutions	Total
Enrollment services revenue	$6,258	21,339	586	1,157	4,528	33,868
Cost to provide enrollment services	3,674	18,651	—	76	438	22,839
Gross profit	$2,584	2,688	586	1,081	4,090	11,029
Gross profit %	41.3%	12.6%

(a)
Inquiry generation revenue decreased $1.7 million (27.3%) for the three months ended March 31, 2012 compared to the same period in 2011 as a result of a decrease in services volume. The gross profit margin for the three months ended March 31, 2012 compared to the same period in 2011 decreased as a result of more competitive pricing. Revenue and profit margin have been affected by the ongoing regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

(b)
Inquiry management revenue decreased $1.0 million (4.6%) for the three months ended March 31, 2012 compared to the same period in 2011 as a result of a decrease in volume. The gross margin decreased as a result of more competitive pricing. Revenue and profit margin have been affected by the ongoing regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

Operating expenses.  Excluding the cost to provide enrollment services, operating expenses for the three months ended March 31, 2012 decreased $0.4 million (3.5%) compared to the same period in 2011 due to cost saving measures relating to the decline in revenue.

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

Student Loan Portfolio

The table below outlines the components of the Company’s student loan portfolio:

	As of	As of
	March 31, 2012	December 31, 2011
Federally insured loans:
Stafford and other	$7,257,986	7,480,182
Consolidation	16,623,497	16,852,527
Total	23,881,483	24,332,709
Non-federally insured loans	24,825	26,916
	23,906,308	24,359,625
Unamortized loan (discount) premium and deferred origination costs, net	(21,041)	(13,267)
Allowance for loan losses – federally insured loans	(36,783)	(37,205)
Allowance for loan losses – non-federally insured loans	(11,652)	(11,277)
	$23,836,832	24,297,876
Allowance for federally insured loans as a percentage of such loans	0.15%	0.15%
Allowance for non-federally insured loans as a percentage of such loans	46.94%	41.90%

Loan Activity

The following table sets forth the activity of loans.

	Three months ended March 31,
	2012	2011
Beginning balance	$24,359,625	23,784,069
Loan acquisitions (a)	183,293	240,733
Repayments, claims, capitalized interest, participations, and other	(437,039)	(424,896)
Consolidation loans lost to external parties	(165,908)	(205,710)
Loans sold	(33,663)	(3,000)
Ending balance	$23,906,308	23,391,196

(a)
As a result of legislation effective July 1, 2010, all new federal loan originations are made by the Department of Education through the Direct Loan Program and the Company no longer originates FFELP loans.  However, the Company believes there will be opportunities to continue to purchase FFELP loan portfolios from current FFELP participants looking to adjust their businesses.

Allowance for Loan Losses, Loan Repurchase Obligations, and Loan Delinquencies

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans.

In addition, the Company’s servicing operations are obligated to repurchase loans subject to certain participation interests in the event such loans become 60 or 90 days delinquent, and the Company has also retained credit risk related to certain non-federally insured loans sold and will pay cash to purchase back any of these loans which become 60 days delinquent. The Company’s estimate related to its obligation to repurchase these loans is included in “other liabilities” in the Company’s consolidated balance sheets.

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.

Activity in the allowance for loan losses and accrual related to the Company's loan repurchase obligations for the three months ended March 31, 2012 and 2011 and a summary of the Company's student loan delinquency amounts as of March 31, 2012, December 31, 2011, and March 31, 2011 is included in note 2, "Student Loans Receivable and Allowance for Loan Losses," in the notes to the consolidated financial statements included in this report.

The delinquency trends on the Company's portfolio of federally insured loans increased as of December 31, 2011 compared to March 31, 2011 due to the sustained downturn in the economy. During the first quarter of 2012, the notional amount of delinquent loans has improved as the Company continues to allocate resources to improve the performance of its portfolio. However, the increase in the amount of loans delinquent compared to the prior year has resulted in an increase in the federally insured loan provision for the three months ended March 31, 2012 compared to March 31, 2011.

The Company's non-federally insured loan portfolio has decreased since 2008 as a result of loan sales, runoff, and the Company no longer originating non-federally insured loans. The amortization of the non-federally insured student loan portfolio has resulted in provision expense being less than charge-offs during the three months ended March 31, 2012 and 2011.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets.

	Three months ended
	March 31, 2012	December 31, 2011	March 31, 2011
Variable student loan yield, gross	2.63%	2.59%	2.60%
Consolidation rebate fees	(0.75)	(0.74)	(0.72)
Premium/discount and deferred origination costs amortization/accretion, net (a)	(0.02)	(0.02)	(0.17)
Variable student loan yield, net	1.86	1.83	1.71
Student loan cost of funds - interest expense	(1.02)	(0.91)	(0.83)
Student loan cost of funds - bonds and notes payable discount accretion (a)	(0.11)	(0.11)	—
Student loan cost of funds - derivative settlements	0.06	0.06	0.03
Variable student loan spread	0.79	0.87	0.91
Fixed rate floor income, net of settlements on derivatives	0.64	0.64	0.55
Core student loan spread	1.43%	1.51%	1.46%
Average balance of student loans	$24,118,892	24,505,476	23,586,250
Average balance of debt outstanding	24,236,068	24,590,560	23,853,620

(a)
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

Variable student loan spread decreased during the first quarter of 2012 as compared to the first quarter of 2011 as a result of the widening of the CP/LIBOR spread, offset by a decrease in the amortization of loan premiums/discounts and deferred origination costs as a result of loans purchased at a discount, reducing the net costs being amortized.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income, net of settlements on derivatives.  A summary of fixed rate floor income and its contribution to core student spread follows:

	Three months ended
	March 31, 2012	December 31, 2011	March 31, 2011
Fixed rate floor income, gross	$41,229	43,574	37,900
Derivative settlements (a)	(3,137)	(4,201)	(6,218)
Fixed rate floor income, net	$38,092	39,373	31,682
Fixed rate floor income contribution to spread, net	0.64%	0.64%	0.55%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2012 and 2011 are due to historically low interest rates.  In addition, in July 2011, the Company purchased the residual interest in $1.9 billion of consolidation loans which has increased the amount of fixed rate floor income earned by the Company. If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This Act includes changes that permit student loan lenders to change the index on which the Special Allowance Payments are calculated for FFELP loans from the commercial paper rate to the one-month LIBOR rate effective April 1, 2012. As of March 31, 2012 , the Company had $23.0 billion of loans in which it elected to change the SAP calculation to the one-month LIBOR rate. This change mitigates the Company's exposure to basis risk and will allow the Company to better match borrowing and lending rates.

Summary and Comparison of Operating Results

	Three months ended March 31,		Change
	2012	2011	$	%
Net interest income after provision for loan losses	$78,683	84,173	(5,490)	(6.5)%
Other income	5,000	4,136	864	20.9
Gain on sale of loans and debt repurchases	—	1,400	(1,400)	(100.0)
Derivative market value and foreign currency adjustments, net	(21,604)	(589)	(21,015)	(3,567.9)
Derivative settlements, net	227	(4,038)	4,265	(105.6)
Total other income	(16,377)	909	(17,286)	(1,901.7)
Salaries and benefits	719	778	(59)	(7.6)
Other expenses	3,632	1,538	2,094	136.2
Intersegment expenses, net	17,143	18,147	(1,004)	(5.5)
Total operating expenses	21,494	20,463	1,031	5.0
Income before income taxes and corporate overhead allocation	40,812	64,619	(23,807)	(36.8)
Corporate overhead allocation	(1,392)	(1,255)	(137)	10.9
Income before income taxes	39,420	63,364	(23,944)	(37.8)
Income tax expense	(14,979)	(24,078)	9,099	(37.8)
Net income	$24,441	39,286	(14,845)	(37.8)%

Additional information:
Net income	$24,441	39,286	(14,845)	(37.8)%
Derivative market value and foreign currency adjustments, net	21,604	589	21,015	3,567.9
Tax effect	(8,210)	(224)	(7,986)	(3,565.2)
Net income, excluding market value and foreign currency adjustments	$37,835	39,651	(1,816)	(4.6)%

Net interest income after provision for loan losses (net of settlements on derivatives).

	Three months ended March 31,		Change
	2012	2011	$	%
Variable interest income, net of settlements on derivatives (a)	$161,142	153,411	7,731	5.0%
Consolidation rebate fees (b)	(44,889)	(41,784)	(3,105)	7.4
Amortization/accretion of loan premiums/discounts and deferred origination costs, net (c)	(1,060)	(9,989)	8,929	(89.4)
Interest on bonds and notes payable (d)	(61,290)	(48,994)	(12,296)	25.1
Bonds and notes payable discount accretion (e)	(6,568)	—	(6,568)	100.0
Variable student loan interest margin, net of settlements on derivatives	47,335	52,644	(5,309)	(10.1)
Fixed rate floor income, net of settlements on derivatives (f)	38,092	31,682	6,410	20.2
Investment interest	454	281	173	61.6
Intercompany interest	(971)	(722)	(249)	34.5
Provision for loan losses (g)	(6,000)	(3,750)	(2,250)	60.0
Net interest income after provision for loan losses (net of settlements on derivatives (h))	$78,910	80,135	(1,225)	(1.5)%

(a)
Variable interest income, net of settlements on derivatives, increased as a result of an increase in the average student loan portfolio of $0.5 billion (2.3%) for the three months ended March 31, 2012 compared to the same period in 2011.  In addition, the yield earned on student loans, net of settlements on derivatives, increased to 2.69% for the three months ended March 31, 2012 from 2.63% during the same period in 2011.

(b)
Consolidation rebate fees increased for the three months ended March 31, 2012 compared to the same period in 2011 due to the purchase of the residual interest in $1.9 billion of consolidation loans in July 2011.

(c)
The amortization/accretion of loan premiums/discounts and deferred origination costs decreased as a result of the ongoing purchase of loans at a discount, which has reduced the net costs being amortized/accreted.

(d)
Interest on bonds and notes payable increased as a result of an increase in average debt outstanding of $0.4 billion (1.6%) for the three months ended March 31, 2012, compared to the same period in 2011.  In addition, the Company’s cost of funds increased to 1.02% for the three months ended March 31, 2012 from 0.83% during the same period in 2011.

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

The high levels of fixed rate floor income earned during the three months ended March 31, 2012 and 2011 are due to historically low interest rates. In addition, the 2012 amount increased due to the purchase of the residual interest in $1.9 billion of consolidation loans in July 2011.

(g)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb probable losses inherent in the Company's portfolio of loans.  The federally insured loan provision increased $2.5 million during the three months ended March 31, 2012 compared to the same period in 2011 primarily due to a increase in delinquent loans.

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

Other income. The following table summarizes the components of “other income”.

	Three months ended March 31,
	2012	2011
Borrower late fee income	$3,703	3,590
Other	1,297	546
Other income	$5,000	4,136

Gain on sale of loans and debt repurchases.  During 2011, the Company recognized a gain of $1.4 million from the sale of a portfolio of non-federally insured loans.

Derivative market value and foreign currency adjustment, net. The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.  Derivative instruments primarily used by the Company to manage interest rate risk includes interest rate swaps and basis swaps. Management has structured the majority of the Company's derivative transactions with the intent that each is economically effective. However, the Company does not qualify its derivatives for “hedge treatment,” and the stand-alone derivative must be marked-to-market, the adjustments for which are included in “derivative market value and foreign currency adjustments, net” in the consolidated statements of income.

In addition, the Company has Euro-denominated bonds of which the principal and accrued interest are re-measured at each reporting period to U.S. dollars. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in “derivative market value and foreign currency adjustments, net.” In connection with the issuance of the Euro-denominated bonds, the Company has entered into cross-currency interest rate swaps in which the Company did not qualify for "hedge treatment" for accounting purposes.  The re-measurement of the Euro-denominated bonds generally correlates with the change in fair value of the cross-currency interest rate swaps.  However, the Company will experience unrealized gains or losses related to the cross-currency interest rate swaps if the two underlying indices (and related forward curve) do not move in parallel.
The gains and/or losses included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the Company's statements of income are primarily caused by interest rate and currency volatility, as well as the volume and terms of derivatives not receiving hedge treatment.

Included in the table of operating results above, the Company has included additional information which reflects the operating results of this segment excluding the unrealized gains and losses from the Company's derivative portfolio and the foreign currency transaction adjustment.

Other expenses.  Other expenses increased during the three months ended March 31, 2012 compared to the same period in 2011 as a result of an increase in fees paid to third-parties for the servicing of the Company's student loan portfolio primarily due to the acquisition of the residual interest of $1.9 billion of loans in July 2011.

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

As of March 31, 2012, the Company had $495.1 million of liquidity available for use (as summarized below). In addition, the Company generates a significant amount of cash from operations. The Company will continue to use its strong liquidity position to capitalize on market opportunities, including FFELP student loan acquisitions; strategic acquisitions and investments in its core business areas of loan financing, loan servicing, payment processing, and enrollment services (education planning); and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.

Sources of liquidity currently available

The following table details the Company’s sources of liquidity currently available:

As of March 31, 2012
Sources of primary liquidity:
Cash and cash equivalents	$60,700
Investments	70,552
Unencumbered private student loan assets	15,925
Asset-backed security investments - Class B subordinated notes (a)	76,513
Asset-backed security investments (b)	71,453
Available balance on unsecured line of credit	200,000
Total sources of primary liquidity	$495,143

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

(b)
The Company has repurchased its own asset-backed securities (bonds and notes payable).  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, as of March 31, 2012, $71.5 million of these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.  The amount included in the table above is the par value of these notes and may not represent market value upon sale of the notes.

Cash generated from operations

The Company has historically generated positive cash flow from operations.  For the three months ended March 31, 2012 and year ended December 31, 2011, the Company had net cash flow from operating activities of $100.6 million and $310.9 million, respectively.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The Company had the following debt obligations outstanding that are secured by student loan assets and related collateral.

	As of March 31, 2012
	Carrying amount	Final maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$20,802,737	11/25/15 - 7/27/48
FFELP warehouse facilities	959,978	7/1/14 - 4/2/15
Department of Education Conduit	2,261,104	5/8/14
Other borrowings	40,154	11/14/12 - 3/1/22
	$24,063,973

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

As of March 31, 2012, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.81 billion as detailed below.  The $1.81 billion includes approximately $358.0 million (as of March 31, 2012) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances on the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans currently funded in asset-backed securitizations.  As of March 31, 2012, the Company had $20.6 billion of loans included in asset-backed securitizations, which represented 86 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department of Education’s Conduit Program and other warehouse facilities or loans acquired subsequent to March 31, 2012.

FFELP Asset-backed Securitization Cash Flow Forecast (a)
$1.81 billion
(dollars in millions)

(a)	The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity and default rates.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securities transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $290 million to $350 million.

Interest rates:  The Company funds the majority of its student loans with three-month LIBOR ("LIBOR") indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets are indexed primarily to a commercial paper rate ("CP").  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes LIBOR will exceed CP by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between CP and LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $60 million to $100 million.

On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This Act includes changes that permit student loan lenders to change the index on which the Special Allowance Payments are calculated for FFELP loans from the commercial rate to the one-month LIBOR rate effective April 1, 2012. As of March 31, 2012 , the Company had $23.0 billion of loans in which it elected to change the SAP calculation to the one-month LIBOR rate.

This change mitigates the Company's exposure to basis risk and will allow the Company to better match borrowing and lending rates. The Company does not believe the index change will have a significant impact on the forecasted cash flows.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of March 31, 2012, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a liability of $23.4 million. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of March 31, 2012, the Company has three FFELP warehouse facilities as summarized below.

	NFSLW-I (a)	NHELP-II (b)	NHELP-I (c)	Total
Maximum financing amount	$500,000	250,000	500,000	1,250,000
Amount outstanding	(484,856)	(229,667)	(245,455)	(959,978)
Amount available	$15,144	20,333	254,545	290,022
Expiration of liquidity provisions	July 1, 2012	January 31, 2013	October 2, 2013
Final maturity date	July 1, 2014	January 31, 2015	April 2, 2015
Maximum advance rates	85 - 95%	93.5%	93 - 95%
Minimum advance rates	84.5 - 90%	90.5%	80 - 95%
Advanced as equity support	$37,138	21,125	14,922	73,185

(a)	The terms of this facility were amended on February 22, 2012. The table above reflects all amended terms.

(b)	The Company entered into this facility on February 1, 2012.

(c)	The terms of this facility were amended on April 2, 2012. The table above reflects all amended terms.

Each FFELP warehouse facility is supported by 364-day liquidity provisions, which are subject to the respective expiration date shown in the table above. In the event the Company is unable to renew the liquidity provisions by such date, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's final maturity date. The warehouse facilities provide for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed as shown in the table above. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to minimums as disclosed above.

The FFELP warehouse facilities contain financial covenants relating to levels of the Company’s consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any noncompliance with these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities.

Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, use operating cash, rely on sale of assets, or transfer collateral to satisfy any remaining obligations.

Department of Education Conduit

In May 2009, the Department implemented a program under which it finances eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the "Conduit Program").  Loans eligible for the Conduit Program had to be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances were contributed by the Company. The Conduit Program expires on May 8, 2014. The

Student Loan Short-Term Notes ("Student Loan Notes") issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral for the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans. As of March 31, 2012, the Company had $2.3 billion borrowed under the facility and $80.7 million advanced as equity support in the facility. Effective July 1, 2010, no additional loans could be funded using the Conduit Program.

The Company expects to access the securitization market prior to the Conduit Program’s maturity to refinance the student loan collateral included in the Conduit with debt that is structured to match the maturity of the assets.

Other Uses of Liquidity

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

The Company plans to fund FFELP student loan acquisitions from third-parties using its agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (as described below); using its FFELP warehouse facilities (as described above); and continuing to access the asset-backed securities market.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the "FFELP Participation Agreement"). As of March 31, 2012, $498.8 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Asset-backed securities transactions

Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market.  Asset-backed securities transactions would be used to refinance student loans included in the FFELP warehouse facilities, the Department of Education Conduit facility, and/or existing asset-backed security transactions.  The FFELP warehouse facilities and Department Conduit facility have advance rates that are less than par.  As of March 31, 2012, the Company had $73.2 million advanced in the FFELP warehouse facilities and $80.7 million advanced in the Department Conduit facility.  Depending on the terms of asset-backed security transactions, refinancing loans included in these facilities could produce positive cash flow to the Company by reducing required advance rates and are contemplated by management when making student loan financing decisions.

Although the Company has demonstrated its ability to access the asset-backed securities market and expects asset-backed securities transactions to remain a primary source of funding over the long term, the Company also expects its transaction volumes to be more limited and pricing less favorable than prior to the credit market dislocation that began in August 2007, with significantly reduced opportunities to place subordinated tranches of asset-backed securities with investors. At present, the Company is unable to predict when market conditions will allow for more regular, reliable, and cost-effective access to the term asset-backed securities market.

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. When the fair value of a derivative instrument is negative (a liability on the Company's balance sheet), it would owe the counterparty if the derivative was settled. If the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company may be required to post collateral is dependent upon its unsecured credit rating. Based on the Company's current unsecured credit ratings (Standard and Poor: BBB- (stable outlook) and Moody's: Ba1 (stable outlook)), the Company has substantially collateralized its corporate derivative liability position with counterparties. As such, further downgrades would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate its contracts in the event of further downgrades. However, some long-dated derivative contracts have mutual optional termination provisions that can be exercised in 2016 and 2021. As of March 31, 2012, the fair value of derivatives with early termination provisions was a positive $0.5 million (an asset on the Company's balance sheet).

Based on the derivative portfolio outstanding as of March 31, 2012, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates moves materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives in which the fair value of such derivatives become negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of March 31, 2012, the fair value of the Company's derivatives, which had a negative fair value (a liability on the Company's balance sheet), was $42.3 million and the Company had $35.4 million posted as collateral to derivative counterparties.

Description of Other Debt Facilities

Unsecured Line of Credit

The Company had a $750.0 million unsecured line of credit with a maturity date of May 8, 2012. On February 17, 2012, the Company entered into a new $250.0 million unsecured line of credit. In conjunction with entering into this new agreement, the outstanding balance on the $750.0 million unsecured line of credit of $64.4 million was paid off in full and the agreement was terminated. As of March 31, 2012, the $250.0 million unsecured line of credit had an outstanding balance of $50.0 million and $200.0 million was available for future use. The $250.0 million line of credit has a maturity date of February 17, 2016. Upon the maturity date in 2016, there can be no assurance that the Company will be able to renew this line of credit, increase the amount outstanding under the line, if necessary, or find alternative funding.

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

As of March 31, 2012, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

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

Repurchase Agreement

On April 12, 2012, the Company entered into a $50.0 million line of credit, which is collateralized by asset-backed security investments. The line of credit has a maturity date of April 12, 2014 and has covenants similar to the Company's $250.0 million unsecured line of credit.

Junior Subordinated Hybrid Securities

In September 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities ("Hybrid Securities"). The Hybrid Securities are unsecured obligations of the Company. As of March 31, 2012, $100.7 million of Hybrid Securities were outstanding. The interest rate on the Hybrid Securities from the date they were issued through the optional redemption date, September 28, 2011, was 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the "scheduled maturity date," the interest rate on the Hybrid Securities is equal to three-month LIBOR plus 3.375%, payable quarterly, which was 3.86% at March 31, 2012. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that the Company has received proceeds from the sale of certain qualifying capital securities prior to such date (as defined in the Hybrid Securities’ prospectus). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the prospectus, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities. At the Company's option, the Hybrid Securities are redeemable in whole or in part, any time on or after September 29, 2011, at their principal amount plus accrued and unpaid interest, provided in the case of a redemption in part that the principal amount outstanding after such redemption is at least $50.0 million.

Dividends
A dividend of $0.10 per share on the Company's Class A and Class B common stock was paid on March 15, 2012, to all holders of record as of March 1, 2012. In addition, a $0.10 per share dividend on the Company's Class A and Class B stock, declared on April 23, 2012, will be paid on June 15, 2012 to all holders of record as of June 1, 2012.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, “Presentation of Comprehensive Income." The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new guidance requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. This guidance was effective for the Company in the first quarter 2012. The Company has presented other comprehensive income in two separate but consecutive statements in the attached consolidated financial statements included in the report.
In December 2011, the FASB issued ASU 2011-12, Comprehensive Income, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income.” The objective of this ASU is to defer the requirement to present reclassification adjustments out of accumulated other comprehensive income to net income on the face of the financial statements, and instead, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. All other aspects of ASU 2011-05 are still effective, and the amendment in ASU 2011-12 became effective at the same time as the amendments in ASU 2011-05.
In June 2011, the FASB issued ASU 2011-04, Fair Value Measurement, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The objective of this ASU is to clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and to update certain principles and requirements for measuring fair value or for disclosing information about fair value measurements. The guidance clarifies: (i) the application of the highest and best use and valuation premise concepts; (ii) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity; and (iii) disclosure of quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance updates or changes certain measurement and disclosure requirements including: (i) the measurement of the fair value of financial instruments that are managed within a portfolio; (ii) the application of premiums and discounts in a fair value measurement; and (iii) additional disclosures about fair value measurements, which includes the requirement for more information for fair value measurements categorized within Level 3 of the fair value hierarchy, as well as categorization by level in the hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. This guidance was effective for the Company in the first quarter 2012 and the adoption of ASU 2011-04 resulted in additional disclosures in note 12, "Fair Value," included in the notes to the consolidated financial statements included in this report.

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

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of March 31, 2012		As of December 31, 2011
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$9,018,523	37.7%	$10,899,733	44.7%
Variable-rate loan assets	14,887,785	62.3	13,459,892	55.3
Total	$23,906,308	100.0%	$24,359,625	100.0%

Fixed-rate debt instruments	$26,576	0.1%	$29,517	0.1%
Variable-rate debt instruments	24,188,094	99.9	24,565,652	99.9
Total	$24,214,670	100.0%	$24,595,169	100.0%

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

	Three months ended March 31,
	2012	2011
Fixed rate floor income, gross	$41,229	37,900
Derivative settlements (a)	(3,137)	(6,218)
Fixed rate floor income, net	$38,092	31,682

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2012 and 2011 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that are earning fixed rate floor income as of March 31, 2012:

	Borrower/	Estimated
Fixed	lender	variable
interest	weighted	conversion	Loan
rate range	average yield	rate (a)	balance
3.0 - 3.49%	3.20%	0.56%	$1,971,878
3.5 - 3.99%	3.65%	1.01%	1,930,698
4.0 - 4.49%	4.20%	1.56%	1,471,582
4.5 - 4.99%	4.72%	2.08%	838,166
5.0 - 5.49%	5.24%	2.60%	561,631
5.5 - 5.99%	5.67%	3.03%	341,241
6.0 - 6.49%	6.18%	3.54%	398,963
6.5 - 6.99%	6.70%	4.06%	355,614
7.0 - 7.49%	7.17%	4.53%	140,474
7.5 - 7.99%	7.70%	5.06%	235,674
8.0 - 8.99%	8.17%	5.53%	526,017
> 9.0%	9.04%	6.40%	246,585
			$9,018,523

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate.  As of March 31, 2012, the short-term interest rate was 28 basis points.

The following table summarizes the outstanding derivative instruments as of March 31, 2012 used by the Company to hedge loans earning fixed rate floor income.

	Notional amount	Weighted average fixed rate paid by the Company (a)
Maturity
2013	$2,150,000	0.85%
2014	750,000	0.85
2015	100,000	2.26
2020	50,000	3.23
	$3,050,000	0.93%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

As of March 31, 2012, the Company had $2.7 billion of student loan assets that were eligible to earn variable-rate floor income.

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

The following table presents the Company’s FFELP student loan assets and related funding arranged by underlying indices as of March 31, 2012:

Index	Frequency of variable resets	Assets	Debt outstanding that funded student loan assets (a)
3 month H15 financial commercial paper (b)	Daily	$22,965,881	—
3 month Treasury bill	Varies	915,602	—
3 month LIBOR (c)	Quarterly	—	19,203,746
1 month LIBOR	Monthly	—	873,871
Auction-rate or remarketing (d)	Varies	—	970,575
Asset-backed commercial paper (e)	Varies	—	2,975,627
Other (f)		182,490	40,154
		$24,063,973	24,063,973

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of March 31, 2012:

Maturity	Notional amount
2021	$250,000
2023	1,250,000
2024	250,000
2026	800,000
2028	100,000
2036	700,000
2039	150,000
2040	200,000
$3,700,000

(b)	The Company’s FFELP student loans earn interest based on the daily average 90-day H15 financial commercial paper index calculated on a fiscal quarter.

On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This Act includes changes that permit student loan lenders to change the index on which the Special Allowance Payments are calculated for FFELP loans from the commercial paper rate to the one-month LIBOR rate effective April 1, 2012. As of March 31, 2012 , the Company had $23.0 billion of loans in which it elected to change the SAP calculation to the one-month LIBOR rate. This change mitigates the Company's exposure to basis risk and will allow the Company to better match borrowing and lending rates.

(c)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(d)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”) or through a remarketing utilizing remarketing agents (“Variable Rate Demand Notes”). As of March 31, 2012, the Company is sponsor on $751.4 million of Auction Rate Securities and $219.2 million of Variable Rate Demand Notes.

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

For Variable Rate Demand Notes, the remarketing agents set the price, which is then offered to investors. If there are insufficient potential bid orders to purchase all of the notes offered for sale, the Variable Rate Demand Notes will generally pay interest to the holder at a rate as defined in the indenture.

(e)
Asset-backed commercial paper consists of $714.5 million funded in the Company’s NFSLW-I and NHELP-II FFELP warehouse facilities and $2.3 billion funded through the Department’s Conduit Program.  Funding for the Conduit Program is provided by the capital markets at a cost based on market rates.

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

	Three months ended March 31,
	2012	2011
Settlements:
1:3 basis swaps	$1,381	208
Interest rate swaps - floor income hedges	(3,137)	(6,218)
Interest rate swaps - hybrid debt hedges	—	(246)
Cross-currency interest rate swaps	2,109	2,109
Other	(126)	(5)
Total settlements - income (expense)	227	(4,152)
Change in fair value - income (expense)	16,835	66,450
Derivative impact included in the consolidated statements of income - income (expense)	$17,062	62,298

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

	Three months ended March 31, 2012
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(16,554)	(24.9)%	$(29,080)	(43.8)%	$(6,026)	(9.1)%	$(18,078)	(27.2)%
Impact of derivative settlements	7,604	11.5	22,812	34.4	—	—	—	—
Increase (decrease) in net income before taxes	$(8,950)	(13.4)%	$(6,268)	(9.4)%	$(6,026)	(9.1)%	$(18,078)	(27.2)%
Increase (decrease) in basic and diluted earnings per share	$(0.12)		$(0.08)		$(0.08)		$(0.24)
	Three months ended March 31, 2011
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(15,384)	(17.5)%	$(26,752)	(30.5)%	$(5,882)	(6.7)%	$(17,645)	(20.1)%
Impact of derivative settlements	18,897	21.5	56,692	64.6	—	—	—	—
Increase (decrease) in net income before taxes	$3,513	4.0%	$29,940	34.1%	$(5,882)	(6.7)%	$(17,645)	(20.1)%
Increase (decrease) in basic and diluted earnings per share	$0.05		$0.39		$(0.08)		$(0.23)

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

	Three months ended March 31,
	2012	2011
Re-measurement of Euro Notes	$(32,242)	(65,334)
Change in fair value of cross currency interest rate swaps	13,026	62,532
Total impact to statements of income - income (expense)	$(19,216)	(2,802)

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

	Three months ended March 31,
	2012	2011
Change in fair value of derivatives	$16,835	66,450
Foreign currency transaction adjustment (Euro Notes)	(32,242)	(65,334)
Derivative settlements, net	227	(4,152)
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$(15,180)	(3,036)

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

On February 16, 2011, Peterson's filed a motion to dismiss the complaint based on a lack of federal question or diversity jurisdiction with respect to the complaint, which was denied by the District Court on April 15, 2011, shortly after a similar motion to dismiss that had been granted in an unrelated case involving alleged TCPA violations related to faxes, titled Landsman & Funk PC v. Skinder-Strauss Associates (the “Landsman Case”), was reversed by the U.S. Court of Appeals for the Third Circuit (the “Appeals Court”), which has jurisdiction over the District Court.  On April 29, 2011, Peterson's filed an answer to the complaint, but also filed a motion for reconsideration of the motion to dismiss.  On May 17, 2011, the Appeals Court granted a petition for rehearing of the motion to dismiss in the Landsman Case, and on May 31, 2011, Peterson's filed a motion for stay pending the outcome of that rehearing.  On September 12, 2011, the motion for stay was granted, and the motion for reconsideration was denied by the District Court.  On September 20, 2011, the named plaintiff filed a motion for reconsideration of the District Court's order, and at a hearing on November 22, 2011 the District Court ordered counsel to submit a proposed order to modify the stay for a limited third party subpoena, which the District Court approved on December 5, 2011.  On January 18, 2012, the U.S. Supreme Court issued a decision in an unrelated TCPA case which held that federal courts have federal question jurisdiction over private causes of action under the TCPA.  On January 20, 2012, the named plaintiff requested that the stay be lifted on the basis of the Supreme Court's decision, and on January 25, 2012 the District Court denied that request since the stay was based on the outcome of the Appeals Court rehearing in the Landsman Case.  On April 14, 2012, the Appeals Court issued an order in the Landsman Case vacating its prior order for rehearing, and remanding that case to the District Court to determine whether the statutory provisions of the TCPA limit whether or to what extent a TCPA claim can be heard as a class action in federal court where applicable state law would impose limitations on a class action if the claim were brought in state court. The resolution of this issue may affect whether the claim against Peterson's can be pursued as a class action.

Peterson's intends to continue to contest the suit vigorously.  Due to the preliminary stage of this matter and the uncertainty and risks inherent in class determination and the overall litigation process, the Company believes that a meaningful estimate of a reasonably possible loss, if any, or range of reasonably possible losses, if any, cannot currently be made.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 in response to Item 1A of Part I of such Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the first quarter of 2012 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 1 - January 31, 2012	2,413	$24.38	2,413	1,564,151
February 1 - February 29, 2012	7,994	25.76	7,055	1,557,096
March 1 - March 31, 2012	32,222	26.43	25,177	1,531,919
Total	42,629	$26.18	34,645

(a)
The total number of shares includes: (i) shares purchased pursuant to the stock repurchase program discussed in footnote (2) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock purchased pursuant to the stock repurchase program included 2,413 shares, 1,205 shares, and 799 shares in January, February, and March 2012, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 0 shares, 939 shares, and 7,045 shares in January, February, and March 2012, respectively.  Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

(b)
On May 25, 2006, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock.  On February 9, 2007, the Company announced that its Board of Directors increased to ten million the total number of shares of Class A common stock authorized for repurchase under that program.  That program is set to expire on May 24, 2012.  On May 9, 2012, the Company announced that its Board of Directors had authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2015.  The five million shares authorized under the new program include the remaining un-repurchased shares from the previous program, which the new program will replace.  Certain share repurchases included in the table above were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Working capital and dividend restrictions/limitations

The Company’s credit facilities, including its revolving line of credit which is available through February of 2016, impose restrictions on the Company’s minimum consolidated net worth, the ratio of the Company’s adjusted EBITDA to corporate debt interest, the indebtedness of the Company's subsidiaries, and the ratio of non-FFELP loans to all loans in the Company's portfolio. In addition, trust indentures and other financing agreements governing debt issued by the Company's education lending subsidiaries may have general limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends.

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

•	purchase common stock for issuance pursuant to any employee benefit plans.

ITEM 6.  EXHIBITS

10.1**	Agreement for Purchase and Sale of Interest in Aircraft dated effective as of March 1, 2012, by and between National Education Loan Network, Inc. and Union Financial Services, Inc.

10.2**	Second Amended and Restated Aircraft Joint Ownership Agreement made and entered into as of March 1, 2012, by and between National Education Loan Network, Inc. and Union Financial Services, Inc.

10.3*	Sixteenth Amendment of Amended and Restated Participation Agreement, dated as of March 23, 2012, by and between Union Bank and Trust Company and National Education Loan Network, Inc.

10.4**	Investment Management Agreement, dated effective as of February 10, 2012, by and among Whitetail Rock SLAB Fund I, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC.

10.5
Credit Agreement, dated as of February 17, 2012, among Nelnet, Inc., U.S. Bank National Association, as Administrative Agent, Lead Arranger and Book Runner, Wells Fargo Bank, National Association, as Syndication Agent, and Citibank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and various lender parties thereto, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 24, 2012 and incorporated herein by reference.

10.6
Guaranty, dated as of February 17, 2012, by and among each of the subsidiaries of Nelnet, Inc. signatories thereto, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on February 24, 2012 and incorporated herein by reference.

31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Michael S. Dunlap.

31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer Terry J. Heimes.

32***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith for purposes of providing a complete set of all amendment documents to the Amended and Restated Participation Agreement by and between Union Bank and Trust Company and Nelnet, Inc. (f/k/a NELnet, Inc.)(subsequently renamed National Education Loan Network, Inc.). The Amended and Restated Participation Agreement and all prior amendment documents thereto have been previously filed.

** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	May 9, 2012	By:	/s/ MICHAEL S. DUNLAP
		Name:	Michael S. Dunlap
		Title:	Chairman and Chief Executive Officer Principal Executive Officer

By:	/s/ TERRY J. HEIMES
Name:	Terry J. Heimes
Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer