Form 10-Q
period 2012-06-30
NELNET INC
filed 2012-08-09
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, there were 35,836,368 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	As of	As of
	June 30, 2012	December 31, 2011
	(unaudited)
Assets:
Student loans receivable (net of allowance for loan losses of $49,657 and $48,482, respectively)	$23,501,382	24,297,876
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	9,845	7,299
Cash and cash equivalents - held at a related party	46,410	35,271
Total cash and cash equivalents	56,255	42,570
Investments	74,055	50,780
Restricted cash and investments	912,955	614,322
Restricted cash - due to customers	63,753	109,809
Accrued interest receivable	286,133	308,401
Accounts receivable (net of allowance for doubtful accounts of $1,438 and $1,284, respectively)	67,001	63,654
Goodwill	117,118	117,118
Intangible assets, net	19,006	28,374
Property and equipment, net	33,105	34,819
Other assets	89,714	92,275
Fair value of derivative instruments	48,665	92,219
Total assets	$25,269,142	25,852,217
Liabilities:
Bonds and notes payable	$23,836,250	24,434,540
Accrued interest payable	18,187	19,634
Other liabilities	143,845	178,189
Due to customers	63,753	109,809
Fair value of derivative instruments	62,209	43,840
Total liabilities	24,124,244	24,786,012
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 35,847,801 shares and 35,643,102 shares, respectively	358	356
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,495,377 shares	115	115
Additional paid-in capital	52,194	49,245
Retained earnings	1,092,715	1,017,629
Accumulated other comprehensive loss	(409)	—
Employee notes receivable	(368)	(1,140)
Total Nelnet, Inc. shareholders' equity	1,144,605	1,066,205
Noncontrolling interest	293	—
Total equity	1,144,898	1,066,205
Commitments and contingencies
Total liabilities and equity	$25,269,142	25,852,217

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months		Six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Interest income:
Loan interest	$150,988	138,934	304,046	276,292
Investment interest	1,055	856	2,150	1,582
Total interest income	152,043	139,790	306,196	277,874
Interest expense:
Interest on bonds and notes payable	67,476	51,054	136,773	103,361
Net interest income	84,567	88,736	169,423	174,513
Less provision for loan losses	7,000	5,250	13,000	9,000
Net interest income after provision for loan losses	77,567	83,486	156,423	165,513
Other income (expense):
Loan and guaranty servicing revenue	52,391	41,735	101,879	82,148
Tuition payment processing and campus commerce revenue	16,834	14,761	38,747	34,130
Enrollment services revenue	29,710	32,315	61,374	66,183
Other income	8,800	6,826	19,754	13,318
Gain on sale of loans and debt repurchases	935	—	935	8,307
Derivative market value and foreign currency adjustments and derivative settlements, net	(21,618)	(20,335)	(36,798)	(23,371)
Total other income	87,052	75,302	185,891	180,715
Operating expenses:
Salaries and benefits	48,703	42,881	97,798	86,793
Cost to provide enrollment services	20,374	22,140	42,052	44,979
Depreciation and amortization	8,226	6,769	16,362	13,545
Other	30,908	28,767	63,171	54,872
Total operating expenses	108,211	100,557	219,383	200,189
Income before income taxes	56,408	58,231	122,931	146,039
Income tax expense	(14,878)	(21,106)	(38,108)	(54,034)
Net income	41,530	37,125	84,823	92,005
Net income attributable to noncontrolling interest	136	—	288	—
Net income attributable to Nelnet, Inc.	$41,394	37,125	84,535	92,005
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic	$0.87	0.76	1.78	1.90
Net income attributable to Nelnet, Inc. shareholders - diluted	$0.87	0.76	1.78	1.89
Weighted average common shares outstanding:
Basic	47,049,055	48,302,779	47,020,811	48,237,411
Diluted	47,292,147	48,488,046	47,240,659	48,425,886

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months		Six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Net income	$41,530	37,125	84,823	92,005
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains (losses) arising during period, net	(586)	—	1,596	—
Less reclassification adjustment for (gains) losses recognized in net income, net	(966)	—	(2,214)	—
Income tax effect	538	—	209	—
Total other comprehensive income (loss)	(1,014)	—	(409)	—
Comprehensive income	40,516	37,125	84,414	92,005
Comprehensive income attributable to noncontrolling interest	136	—	288	—
Comprehensive income attributable to Nelnet, Inc.	$40,380	37,125	84,126	92,005

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Employee notes receivable	Noncontrolling interest	Total equity
		Class A	Class B
Balance as of March 31, 2011	—	36,983,557	11,495,377	$—	370	115	73,502	882,550	—	(1,170)	—	955,367
Net income	—	—	—	—	—	—	—	37,125	—	—	—	37,125
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,852)	—	—	—	(4,852)
Issuance of common stock, net of forfeitures	—	70,794	—	—	1	—	1,027	—	—	—	—	1,028
Compensation expense for stock based awards	—	—	—	—	—	—	342	—	—	—	—	342
Repurchase of common stock	—	(9,979)	—	—	(1)	—	(225)	—	—	—	—	(226)
Balance as of June 30, 2011	—	37,044,372	11,495,377	$—	370	115	74,646	914,823	—	(1,170)	—	988,784
Balance as of March 31, 2012	—	35,821,057	11,495,377	$—	358	115	50,948	1,056,058	605	(368)	157	1,107,873
Net income	—	—	—	—	—	—	—	41,394	—	—	136	41,530
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,014)	—	—	(1,014)
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,737)	—	—	—	(4,737)
Issuance of common stock, net of forfeitures	—	35,134	—	—	1	—	851	—	—	—	—	852
Compensation expense for stock based awards	—	—	—	—	—	—	593	—	—	—	—	593
Repurchase of common stock	—	(8,390)	—	—	(1)	—	(198)	—	—	—	—	(199)
Balance as of June 30, 2012	—	35,847,801	11,495,377	$—	358	115	52,194	1,092,715	(409)	(368)	293	1,144,898
Balance as of December 31, 2010	—	36,846,353	11,495,377	$—	368	115	76,263	831,057	—	(1,170)	—	906,633
Net income	—	—	—	—	—	—	—	92,005	—	—	—	92,005
Cash dividend on Class A and Class B common stock - $0.17 per share	—	—	—	—	—	—	—	(8,239)	—	—	—	(8,239)
Contingency payment related to business combination	—	—	—	—	—	—	(5,893)	—	—	—	—	(5,893)
Issuance of common stock, net of forfeitures	—	222,463	—	—	3	—	4,113	—	—	—	—	4,116
Compensation expense for stock based awards	—	—	—	—	—	—	697	—	—	—	—	697
Repurchase of common stock	—	(24,444)	—	—	(1)	—	(534)	—	—	—	—	(535)
Balance as of June 30, 2011	—	37,044,372	11,495,377	$—	370	115	74,646	914,823	—	(1,170)	—	988,784
Balance as of December 31, 2011	—	35,643,102	11,495,377	$—	356	115	49,245	1,017,629	—	(1,140)	—	1,066,205
Issuance of minority membership interest	—	—	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	—	—	84,535	—	—	288	84,823
Other comprehensive loss	—	—	—	—	—	—	—	—	(409)	—	—	(409)
Cash dividend on Class A and Class B common stock - $0.20 per share	—	—	—	—	—	—	—	(9,449)	—	—	—	(9,449)
Issuance of common stock, net of forfeitures	—	255,718	—	—	3	—	3,275	—	—	—	—	3,278
Compensation expense for stock based awards	—	—	—	—	—	—	988	—	—	—	—	988
Repurchase of common stock	—	(51,019)	—	—	(1)	—	(1,314)	—	—	—	—	(1,315)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	—	772	—	772
Balance as of June 30, 2012	—	35,847,801	11,495,377	$—	358	115	52,194	1,092,715	(409)	(368)	293	1,144,898

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Six months ended June 30,
	2012	2011
Net income attributable to Nelnet, Inc.	$84,535	92,005
Net income attributable to noncontrolling interest	288	—
Net income	84,823	92,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including loan and debt premiums/discounts and deferred origination costs	35,524	35,841
Provision for loan losses	13,000	9,000
Derivative market value adjustment	61,923	(68,658)
Foreign currency transaction adjustment	(26,984)	84,354
Proceeds to terminate and/or amend derivative instruments, net	—	11,847
Gain on sale of loans	(33)	(1,345)
Gain from debt repurchases	(902)	(6,962)
Change in investments - trading securities, net	(229)	11,572
Deferred income tax benefit	(20,483)	(8,715)
Non-cash compensation expense	1,412	1,092
Other non-cash items	(1,302)	108
Decrease in accrued interest receivable	22,268	15,671
(Increase) decrease in accounts receivable	(3,347)	1,498
Decrease in other assets	2,264	3,258
Decrease in accrued interest payable	(1,447)	(2,060)
Decrease in other liabilities	(5,220)	(10,290)
Net cash provided by operating activities	161,267	168,216
Cash flows from investing activities:
Purchases of student loans	(729,485)	(662,324)
Purchases of student loans from a related party	(290)	(29)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	1,449,610	1,350,344
Proceeds from sale of student loans	59,965	95,131
Purchases of available-for-sale securities	(53,662)	—
Proceeds from sales of available-for-sale securities	28,216	—
Purchases of property and equipment, net	(4,405)	(8,281)
(Increase) decrease in restricted cash and investments, net	(298,633)	58,027
Business and asset acquisition contingency payments	—	(14,080)
Net cash provided by investing activities	451,316	818,788
Cash flows from financing activities:
Payments on bonds and notes payable	(1,520,127)	(1,782,953)
Proceeds from issuance of bonds and notes payable	936,560	745,554
Payments on bonds payable due to a related party	—	(107,050)
Payments of debt issuance costs	(5,593)	(1,506)
Dividends paid	(9,449)	(8,239)
Repurchases of common stock	(1,315)	(535)
Proceeds from issuance of common stock	249	265
Payments received on employee stock notes receivable	772	—
Issuance of minority membership interest	5	—
Net cash used in financing activities	(598,898)	(1,154,464)
Net increase (decrease) in cash and cash equivalents	13,685	(167,460)
Cash and cash equivalents, beginning of period	42,570	283,801
Cash and cash equivalents, end of period	$56,255	116,341
Supplemental disclosures of cash flow information:
Interest paid	$120,823	101,007
Income taxes paid, net of refunds	$57,113	63,331

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2012 and for the three and six months ended
June 30, 2012 and 2011 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.    Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2011 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Noncontrolling Interest

Noncontrolling interest reflects the proportionate share of membership interest (equity) and net income attributable to the holders of minority membership interests in Whitetail Rock Capital Management, LLC ("WRCM"), a subsidiary of the Company that issued minority membership interests on January 1, 2012.
2.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of	As of
	June 30, 2012	December 31, 2011
Federally insured loans	$23,551,124	24,332,709
Non-federally insured loans	31,471	26,916
	23,582,595	24,359,625
Unamortized loan premiums (discounts) and deferred origination costs, net	(31,556)	(13,267)
Allowance for loan losses – federally insured loans	(36,992)	(37,205)
Allowance for loan losses – non-federally insured loans	(12,665)	(11,277)
	$23,501,382	24,297,876
Allowance for federally insured loans as a percentage of such loans	0.16%	0.15%
Allowance for non-federally insured loans as a percentage of such loans	40.24%	41.90%

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$48,435	41,097	48,482	43,626
Provision for loan losses:
Federally insured loans	7,000	5,000	13,000	8,500
Non-federally insured loans	—	250	—	500
Total provision for loan losses	7,000	5,250	13,000	9,000
Charge-offs:
Federally insured loans	(5,999)	(4,585)	(11,494)	(9,440)
Non-federally insured loans	(528)	(1,226)	(1,297)	(2,220)
Total charge-offs	(6,527)	(5,811)	(12,791)	(11,660)
Recoveries - non-federally insured loans	354	283	705	653
Purchase (sale) of loans, net:
Federally insured loans	(792)	—	(1,719)	—
Non-federally insured loans	—	—	—	—
Total purchase (sale) of loans, net	(792)	—	(1,719)	—
Transfer (to) from repurchase obligation related to loans (sold) purchased, net	1,187	1,481	1,980	681
Balance at end of period	$49,657	42,300	49,657	42,300
Allocation of the allowance for loan losses:
Federally insured loans	$36,992	31,968	36,992	31,968
Non-federally insured loans	12,665	10,332	12,665	10,332
Total allowance for loan losses	$49,657	42,300	49,657	42,300

Repurchase Obligations

As of June 30, 2012, the Company had participated a cumulative amount of $107.7 million of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Beginning balance	$18,430	19,670	19,223	12,600
Transfer (to) from the allowance for loan losses related to loans (purchased) sold, net	(1,187)	(1,481)	(1,980)	(681)
Repurchase obligation associated with loans sold on January 13, 2011	—	—	—	6,270
Current period expense	—	2,500	—	2,500
Ending balance	$17,243	20,689	17,243	20,689

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s student loan delinquencies.

	As of June 30, 2012		As of December 31, 2011		As of June 30, 2011
Federally Insured Loans:
Loans in-school/grace/deferment (a)	$3,379,586		$3,664,899		$4,061,955
Loans in forbearance (b)	3,223,004		3,330,452		3,263,802
Loans in repayment status:
Loans current	14,647,003	86.5%	14,600,372	84.2%	13,748,083	87.2%
Loans delinquent 31-60 days (c)	667,766	3.9	844,204	4.9	583,443	3.7
Loans delinquent 61-90 days (c)	409,288	2.4	407,094	2.3	358,539	2.3
Loans delinquent 91-270 days (c)	918,587	5.4	1,163,437	6.7	854,095	5.4
Loans delinquent 271 days or greater (c)(d)	305,890	1.8	322,251	1.9	213,240	1.4
Total loans in repayment	16,948,534	100.0%	17,337,358	100.0%	15,757,400	100.0%
Total federally insured loans	$23,551,124		$24,332,709		$23,083,157

Non-Federally Insured Loans:
Loans in-school/grace/deferment (a)	$2,795		$2,058		$3,749
Loans in forbearance (b)	451		371		510
Loans in repayment status:
Loans current	21,094	74.8%	16,776	68.5%	22,221	84.2%
Loans delinquent 31-60 days (c)	690	2.4	706	2.9	624	2.4
Loans delinquent 61-90 days (c)	1,546	5.5	1,987	8.1	587	2.2
Loans delinquent 91 days or greater (c)	4,895	17.3	5,018	20.5	2,964	11.2
Total loans in repayment	28,225	100.0%	24,487	100.0%	26,396	100.0%
Total non-federally insured loans	$31,471		$26,916		$30,655

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

3.    Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of June 30, 2012
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$19,852,956	0.48% - 6.90%	11/25/15 - 7/27/48
Bonds and notes based on auction or remarketing	970,075	0.17% - 2.10%	5/1/28 - 5/25/42
Total variable-rate bonds and notes	20,823,031
FFELP warehouse facilities	829,449	0.22% - 0.35%	1/31/15 - 6/30/15
Department of Education Conduit	2,140,492	0.79%	5/8/14
Secured line of credit	50,000	1.75%	4/11/14
Unsecured line of credit	10,000	1.75%	2/17/16
Unsecured debt - Junior Subordinated Hybrid Securities	100,697	3.84%	9/15/61
Other borrowings	33,653	3.72% - 5.72%	11/14/12 - 3/1/22
	23,987,322
Discount on bonds and notes payable	(151,072)
Total	$23,836,250

	As of December 31, 2011
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,252,403	0.42% - 6.90%	11/25/15 - 7/27/48
Bonds and notes based on auction or remarketing	970,575	0.11% - 2.19%	5/1/28 - 5/25/42
Total variable-rate bonds and notes	21,222,978
FFELP warehouse facilities	824,410	0.26% - 0.70%	7/1/14
Department of Education Conduit	2,339,575	0.74%	5/8/14
Unsecured line of credit	64,390	0.69%	5/8/12
Unsecured debt - Junior Subordinated Hybrid Securities	100,697	3.95%	9/15/61
Other borrowings	43,119	3.78% - 5.72%	11/14/12 - 3/1/22
	24,595,169
Discount on bonds and notes payable	(160,629)
Total	$24,434,540

(a)	Issued in asset-backed securitizations

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

As of June 30, 2012, the Company has three FFELP warehouse facilities as summarized below.

	NHELP-II (a)	NHELP-I (b)	NFSLW-I (c)	Total
Maximum financing amount	$250,000	500,000	500,000	1,250,000
Amount outstanding	160,149	331,412	337,888	829,449
Amount available	$89,851	168,588	162,112	420,551
Expiration of liquidity provisions	January 31, 2013	October 2, 2013	June 28, 2013
Final maturity date	January 31, 2015	April 2, 2015	June 30, 2015
Maximum advance rates	90.5 - 93.5%	93 - 95%	90 - 95%
Minimum advance rates	90.5 - 93.5%	80 - 95%	84.5 - 90%
Advanced as equity support	$15,150	19,505	26,723	61,378

(a)	The Company entered into this facility on February 1, 2012.

(b)	The terms of this facility were amended on April 2, 2012. The table above reflects all amended terms.

(c)	The terms of this facility were amended on June 29, 2012. The table above reflects all amended terms.

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

Asset-backed securitizations

On May 4, 2012 and June 11, 2012, the Company completed asset-backed securitizations of $343.9 million and $333.0 million, respectively. Notes issued in the June securitization were issued at a $3.6 million discount. The discount is being accreted using the effective interest method over the expected term of the notes issued in the securitization. The notes issued in these asset-backed securities transactions carry interest rates based on a spread to one-month LIBOR. As part of the Company's issuance of these asset-backed securities, the Company purchased the Class B subordinated notes of $17.6 million (par value). These notes are not included on the Company's consolidated balance sheet. If the Company sells these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. Upon sale, these notes would be shown as “bonds and notes payable” on the Company's consolidated balance sheet. The Company believes the market value of such notes is currently less than par value. Any excess of the par value over the market value on the date of sale would be recognized by the Company as interest expense over the life of the bonds.

Secured line of credit

On April 12, 2012, the Company entered into a $50.0 million line of credit, which is collateralized by asset-backed security investments. The line of credit has a maturity date of April 11, 2014 and has covenants and cross default provisions similar to those under the Company's unsecured line of credit discussed below. As of June 30, 2012, $50.0 million was outstanding on this line of credit.

Unsecured Line of Credit

As of December 31, 2011, the Company had a $750.0 million unsecured line of credit with a maturity date of May 8, 2012. As of December 31, 2011, there was $64.4 million outstanding on this line. On February 17, 2012, the Company entered into a new $250.0 million unsecured line of credit. In conjunction with entering into this new agreement, the outstanding balance on the $750.0 million unsecured line of credit of $64.4 million was paid off in full and the agreement was terminated. As of June 30, 2012, the $250.0 million unsecured line of credit had an outstanding balance of $10.0 million and $240.0 million was available for future use. The $250.0 million line of credit has a maturity date of February 17, 2016.

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
As of June 30, 2012, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

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

4. Gain on Sale of Loans and Debt Repurchases

During the three months ended June 30, 2012, the Company recognized a gain of $0.9 million from the purchase of $17.6 million (par value) of the Company's asset-backed debt securities. During the three months ended March 31, 2011, the Company recognized a gain of $6.9 million from the purchase of $62.6 million (par value) of Junior Subordinated Hybrid Securities and $1.4 million from the sale of non-federally insured loans.

5.   Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign currency exchange risk.

Interest Rate Risk

The Company is exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities together with the Company’s outlook as to current and future market conditions. Based on those factors, the Company uses derivative instruments as part of its overall risk management strategy. Derivative instruments used as part of the Company’s interest rate risk management strategy currently include basis swaps and interest rate swaps.

Basis Swaps

Prior to April 1, 2012, the interest earned on the majority of the Company's FFELP student loan assets were indexed to the three-month commercial paper index.  As allowed by recent legislation, effective April 1, 2012, the Company elected to change the index on which the Special Allowance Payments ("SAP") are calculated for the majority of the Company's' FFELP loans from the commercial paper rate to the one-month LIBOR rate.  Meanwhile, the Company funds the majority of its assets with three-month LIBOR indexed floating rate securities.  The different interest rate characteristics of the Company's loan assets and liabilities funding these assets results in basis risk.

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

As of June 30, 2012, the Company had $22.7 billion and $0.9 billion of FFELP loans indexed to the one-month LIBOR rate and the three-month treasury bill rate, respectively, both of which reset daily, and $18.6 billion of debt indexed to three-month LIBOR, which resets quarterly, and $1.6 billion of debt indexed to one-month LIBOR, which resets monthly.

The Company has used derivative instruments to hedge its basis risk and repricing risk.  The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the 1:3 Basis Swaps).

The following table summarizes the Company’s 1:3 Basis Swaps outstanding as of both June 30, 2012 and December 31, 2011:

Maturity		Notional amount
2021		$250,000
2023		1,250,000
2024		250,000
2026		800,000
2028		100,000
2036		700,000
2039	(a)	150,000
2040	(b)	200,000
		$3,700,000	(c)

(a)This derivative has a forward effective start date in 2015.

(b)This derivative has a forward effective start date in 2020.

(c)	As of June 30, 2012, the weighted average rate paid by the Company was one-month LIBOR plus 1.2 basis points.

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

As of June 30, 2012 and December 31, 2011, the Company had $8.9 billion and $10.9 billion, respectively, of student loan assets that were earning fixed rate floor income of which the weighted average estimated variable conversion rate for these loans, which is the estimated short-term interest rate at which loans would convert to a variable rate, was 2.09% and 1.79%, respectively. The following tables summarize the outstanding derivative instruments used by the Company to economically hedge these loans.

As of June 30, 2012
Maturity		Notional amount	Weighted average fixed rate paid by the Company (a)

2013		$2,150,000	0.85%
2014		750,000	0.85
2015	(b)	1,100,000	0.89
2016		750,000	0.85
2017		750,000	0.99
2020		50,000	3.23
		$5,550,000	0.90%

As of December 31, 2011
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2013	$2,150,000	0.85%
2014	750,000	0.85
2015	100,000	2.26
2020	50,000	3.23
	$3,050,000	0.93%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

(b)	$500 million of these derivatives have a forward effective start date in 2013.

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

As of June 30, 2012
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2036	$75,000	4.28%
2042	25,000	2.42
	$100,000	3.82%

As of December 31, 2011
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2036	$75,000	4.28%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Foreign Currency Exchange Risk

During 2006, the Company completed separate debt offerings of student loan asset-backed securities that included €420.5 million and €352.7 million Euro Notes with interest rates based on a spread to the EURIBOR index. As a result of these transactions, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The principal and accrued interest on these notes are re-measured at each reporting period and recorded on the Company’s balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the Company’s consolidated statements of income.

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

The following table shows the income statement impact as a result of the re-measurement of the Euro Notes and the change in the fair value of the related derivative instruments. These items are included in the Company's consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Re-measurement of Euro Notes	$59,226	(19,020)	26,984	(84,355)
Change in fair value of cross currency interest rate swaps	(62,546)	18,734	(49,520)	81,266
Total impact to statements of income - income (expense) (a)	$(3,320)	(286)	(22,536)	(3,089)

(a)
The financial statement impact of the above items are included in "Derivative market value and foreign currency adjustments and derivative settlements, net" in the Company's consolidated statements of income.

The re-measurement of the Euro-denominated bonds generally correlates with the change in fair value of the cross-currency interest rate swaps. However, the Company will experience unrealized gains or losses related to the cross-currency interest rate swaps if the two underlying indices (and related forward curve) do not move in parallel. Management currently intends to hold the cross-currency interest rate swaps through the maturity of the Euro-denominated bonds.

Accounting for Derivative Financial Instruments

The Company records derivative instruments on the consolidated balance sheets as either an asset or liability measured at its fair value. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting.  As a result, the change in fair value of the Company’s derivatives at each reporting date are included in the Company’s consolidated statements of income. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company.

Any proceeds received or payments made by the Company to terminate a derivative in advance of its expiration date, or to amend the terms of an existing derivative, are included in the Company's consolidated statements of income and are accounted for as a change in fair value of such derivative.

The following table summarizes the fair value of the Company’s derivatives:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
1:3 basis swaps	$13,595	10,988	674	641
Interest rate swaps - floor income hedges	—	592	29,571	18,384
Interest rate swaps - hybrid debt hedges	377	—	27,777	24,814
Cross-currency interest rate swaps	33,616	80,631	2,505	—
Other	1,077	8	1,682	1
Total	$48,665	92,219	62,209	43,840

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Settlements:
1:3 basis swaps	$1,169	373	2,551	581
T-Bill/LIBOR basis swaps	—	(64)	—	(194)
Interest rate swaps - floor income hedges	(3,505)	(6,345)	(6,642)	(12,563)
Interest rate swaps - hybrid debt hedges	(723)	(248)	(746)	(494)
Cross-currency interest rate swaps	1,055	2,770	3,163	4,880
Other	(82)	(8)	(185)	116
Total settlements - income (expense)	(2,086)	(3,522)	(1,859)	(7,674)
Change in fair value:
1:3 basis swaps	(428)	(1,228)	2,574	(5,438)
T-Bill/LIBOR basis swaps	—	92	—	121
Interest rate swaps - floor income hedges	(6,143)	(11,109)	(11,778)	(4,714)
Interest rate swaps - hybrid debt hedges	(8,783)	(3,897)	(2,585)	(2,449)
Cross-currency interest rate swaps	(62,546)	18,734	(49,520)	81,266
Other	(858)	(385)	(614)	(128)
Total change in fair value - income (expense)	(78,758)	2,207	(61,923)	68,658
Re-measurement of Euro Notes (foreign currency transaction adjustment) - income (expense)	59,226	(19,020)	26,984	(84,355)
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$(21,618)	(20,335)	(36,798)	(23,371)

Derivative Instruments - Credit and Market Risk

By using derivative instruments, the Company is exposed to credit and market risk.

The Company manages credit and market risks associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's risk committee. As of June 30, 2012, all of the Company's derivative counterparties had investment grade credit ratings. The Company also has a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

Credit Risk

When the fair value of a derivative contract is positive (an asset on the Company's balance sheet), this generally indicates that the counterparty would owe the Company if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by the Company. If the Company was unable to collect from a counterparty, it would have a loss equal to the amount the derivative is recorded on the consolidated balance sheet. As of June 30, 2012, the trustee for certain of the Company's asset-backed securities transactions held $33.8 million of collateral from the counterparty on the cross-currency interest rate swaps.
The Company considers counterparties' credit risk when determining the fair value of derivative positions on its exposure net of collateral. However, the Company does not use the collateral to offset fair value amounts recognized in the financial statements for derivative instruments.

Market Risk

When the fair value of a derivative instrument is negative (a liability on the Company's balance sheet), the Company would owe the counterparty if the derivative was settled and, therefore, has no immediate credit risk.  If the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company may be required to post collateral is dependent upon the Company's unsecured credit rating.  At the Company's current unsecured credit rating (Standard & Poor's: BBB- (stable outlook) and Moody's: Ba1 (stable outlook)), the Company has substantially collateralized its corporate derivative liability position with its counterparties. As such, any downgrades from the current rating would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate its contracts in the event of downgrades from the current rating. However, some derivative contracts have mutual optional termination provisions that can be exercised in 2016, 2017, and 2021. As of June 30, 2012, the fair value of derivatives with early termination provisions was a positive $1.6 million (an asset on the Company's balance sheet). As of June 30, 2012, the Company had $55.7 million posted as collateral to derivative counterparties, which is included in “restricted cash and investments” in the Company's consolidated balance sheet.

Interest rate movements have an impact on the amount of collateral the Company is required to deposit with its derivative instrument counterparties. With the Company's current derivative portfolio, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor expects that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. Due to the existing low interest rate environment, the Company's exposure to downward movements in interest rates on its interest rate swaps is limited.  In addition, the historical high correlation between one-month and three-month LIBOR and the limited notional amount of 1:3 Basis Swaps derivatives outstanding limits the Company's exposure to interest rate movements on these derivatives.

The Company's cross-currency interest rate swaps are derivatives entered into as a result of certain asset-backed security financings. These derivatives are entered into at the securitization trust level with the counterparty. Trust related derivatives do not contain credit contingent features related to the Company or the trust's credit ratings.

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

Securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are accounted for at amortized cost unless the security is determined to have an other-than-temporary impairment. In that case, it is accounted for in the same manner as described above for available-for-sale investments.

A summary of the Company's investments and restricted investments follows:

	As of June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	As of
					December 31, 2011
Investments:
Available-for-sale investments (a):
Student loan asset-backed securities	$61,428	288	(2,040)	59,676	—
Equity securities	3,452	1,304	(170)	4,586	—
Debt securities (b)	850	—	—	850	—
Total available-for-sale investments	$65,730	1,592	(2,210)	65,112	—
Trading investments (a):
Student loan asset-backed securities				$8,943	42,412
Equity securities				—	6,847
Debt securities (b)				—	1,521
Total trading investments				$8,943	50,780
Total available-for-sale and trading investments				$74,055	50,780
Restricted Investments (c):
Guaranteed investment contracts - held-to-maturity				$14,074	236,899

(a)	The Company transferred the majority of its investments from trading to available-for-sale on January 1, 2012 to reflect management's intention regarding such securities.

(b)	Debt securities include corporate bonds, mortgage-backed securities, U.S. government bonds, and U.S. Treasury securities.

(c)
Restricted investments are included in “Restricted cash and investments” on the Company's consolidated balance sheets. The Company's restricted investments include cash balances that the Company's indentured securitization trusts deposit in guaranteed investment contracts that are held for the related note holders. These investments are classified as held-to-maturity and the Company accounts for them at amortized cost, which approximates fair value.

On May 1, 2012, the majority of the Company's guaranteed investment contracts were terminated due to a downgrade in the credit rating of a guaranteed investment contract counterparty.  The sales of these investments were at par and had no income statement impact.  The proceeds from the sale of these investments were used to purchase permitted investments as specified by each underlying student loan asset-backed securitization trust indenture.  The new investments remain as assets within their respective trust estates and continue to be classified as “restricted cash and investments” on the consolidated balance sheet.

The Company sold available-for-sale securities during 2012 as summarized below. The net realized gain (loss) is included in "other income" in the Company's consolidated statements of income. The cost basis for these securities was determined through specific identification of the securities sold.

	Three months ended June 30, 2012	Six months ended June 30, 2012
Gross realized gains	$1,020	$2,476
Gross realized losses	(54)	(262)
Net gain (loss)	$966	$2,214

The Company recognized the following unrealized gains (losses) related to its trading securities. These gains (losses) are included in "other income" in the Company's consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Unrealized gain (loss) - trading securities	$578	(95)	$33	1,828

As of June 30, 2012, the stated maturities of the Company's student loan asset-backed securities and debt securities classified as available-for-sale, are shown in the following table:

Year of Maturity:	Amortized cost	Fair value
2013-2016	$200	200
2017-2021	644	644
After 2021	61,434	59,682
Total	$62,278	60,526

As of June 30, 2012, the stated maturities of the Company's restricted investments, which are classified as held-to-maturity, are shown in the following table.

Year of Maturity:
2017-2021	$11,645
After 2021	2,429
Total	$14,074

7.    Intangible Assets

Intangible assets consist of the following:

	Weighted average remaining useful life as of June 30, 2012 (months)	As of June 30, 2012	As of December 31, 2011
Customer relationships (net of accumulated amortization of $66,694 and $59,893, respectively)	71	$16,439	23,240
Computer software (net of accumulated amortization of $6,510 and $5,103, respectively)	6	1,408	2,815
Trade names (net of accumulated amortization of $10,434 and $9,274, respectively)	6	1,159	2,319
	62	$19,006	28,374

The Company recorded amortization expense on its intangible assets of $4.7 million and $4.0 million for three months ended June 30, 2012 and 2011, and $9.4 million and $7.9 million for the six months ended June 30, 2012 and 2011, respectively. The Company will continue to amortize intangible assets over their remaining useful lives.  As of June 30, 2012, the Company estimates it will record amortization expense as follows:

2012 (July 1 - December 31)	$9,265
2013	3,399
2014	2,102
2015	829
2016	639
2017 and thereafter	2,772
$19,006

8.    Goodwill

The following table summarizes the Company’s allocation of goodwill by operating segment as of June 30, 2012 and December 31, 2011:

Student Loan and Guaranty Servicing	$8,596
Tuition Payment Processing and Campus Commerce	58,086
Enrollment Services	8,553
Asset Generation and Management	41,883
$117,118

9. Income Taxes

During the second quarter of 2012, state income tax laws were enacted that reduced the Company's income tax expense in the second quarter by $4.6 million.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income attributable to Nelnet, Inc.	$41,394	37,125	84,535	92,005
Less earnings allocated to holders of unvested restricted stock	336	226	619	570
Net income available to Nelnet, Inc. common shareholders	$41,058	36,899	83,916	91,435

Weighted average common shares outstanding - basic	47,049,055	48,302,779	47,020,811	48,237,411
Dilutive effect of the assumed vesting of restricted stock awards	243,092	185,267	219,848	188,475
Weighted average common shares outstanding - diluted	47,292,147	48,488,046	47,240,659	48,425,886

Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic	$0.87	0.76	1.78	1.90
Net income attributable to Nelnet, Inc. shareholders - diluted	$0.87	0.76	1.78	1.89

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

The accounting policies of the Company’s operating segments are the same as those described in note 2 in the notes to the consolidated financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"). Intersegment revenues are charged by a segment that provides a product or service to another segment.  Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management.  Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information. The Company allocates certain corporate overhead expenses to the individual operating segments.  These expenses include certain corporate activities related to executive management, human resources, accounting, legal, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services. In addition, income taxes are allocated based on 38% of income (loss) before taxes for each individual operating segment. The difference between the consolidated income tax expense and the sum of taxes calculated for each operating segment is included in income taxes in Corporate Activity and Overhead.

The following describes the products and services of each operating segment. In addition, the tables below include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

Fee-Based Operating Segments

Student Loan and Guaranty Servicing

The following are the primary products and services the Company offers as part of its Student Loan and Guaranty Servicing segment:

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

In the K-12 market, this operating segment offers actively managed tuition payment plans and billing services as well as assistance with financial needs assessment and donor management. This operating segment offers two principal products to the higher education market: actively managed tuition payment plans and campus commerce technologies and payment processing.

Enrollment Services

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students and helping students plan and prepare for life after high school and/or military service. The following are the primary products and services the Company offers as part of the Enrollment Services segment:

•	Inquiry Generation - Inquiry generation services include delivering qualified inquiries or clicks to third-party customers, primarily for-profit schools.

•	Inquiry Management (Agency) - Agency services include managing the marketing activities for third-party customers, primarily for-profit schools, in order to provide qualified inquiries or clicks.

•
Inquiry Management (Software) -  Software services include the licensing of software to third-party customers, primarily for-profit schools. This software is also used internally by the Company. The inquiry management software has been adapted so that it can be offered as a hosted software solution that can be used by third-parties to manage and obtain qualified inquiries or clicks.

•
Digital Marketing - Digital marketing services include on-line information about colleges and universities and are sold primarily based on subscriptions. Digital marketing services also include editing services for admission essays.

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

Asset Generation and Management Operating Segment

The Asset Generation and Management operating segment includes the acquisition, management, and ownership of the Company’s student loan assets, which has historically been the Company’s largest product and service offering. The Company generates a substantial portion of its earnings from the spread, referred to as the Company’s student loan spread, between the yield it receives on its student loan portfolio and the associated costs to finance such portfolio. The student loan assets are held in a series of education lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the student loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.

As a result of legislation effective July 1, 2010, all new federal student loan originations are made by the Department through the Direct Loan Program and the Company no longer originates FFELP loans. This legislation does not alter or affect the terms and conditions of existing FFELP loans.

Corporate Activity and Overhead

Corporate Activity and Overhead includes the following items:

•	The operating results of WRCM, the Company's SEC-registered investment advisory subsidiary

•	Income earned on certain investment activities

•	Interest expense incurred on unsecured debt transactions

•	Other product and service offerings that are not considered operating segments

Corporate Activities and Overhead also includes certain corporate activities and overhead functions related to executive management, human resources, accounting, legal, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services

Segment Results of Operations

	Three months ended June 30, 2012
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$12	1	—	13	151,240	1,747	(957)	152,043
Interest expense	—	—	—	—	66,017	2,416	(957)	67,476
Net interest income	12	1	—	13	85,223	(669)	—	84,567
Less provision for loan losses	—	—	—	—	7,000	—	—	7,000
Net interest income after provision for loan losses	12	1	—	13	78,223	(669)	—	77,567
Other income (expense):
Loan and guaranty servicing revenue	52,391	—	—	52,391	—	—	—	52,391
Intersegment servicing revenue	16,401	—	—	16,401	—	—	(16,401)	—
Tuition payment processing and campus commerce revenue	—	16,834	—	16,834	—	—	—	16,834
Enrollment services revenue	—	—	29,710	29,710	—	—	—	29,710
Other income	—	—	—	—	3,581	5,219	—	8,800
Gain on sale of loans and debt repurchases	—	—	—	—	935	—	—	935
Derivative market value and foreign currency adjustments, net	—	—	—	—	(10,053)	(9,479)	—	(19,532)
Derivative settlements, net	—	—	—	—	(1,339)	(747)	—	(2,086)
Total other income (expense)	68,792	16,834	29,710	115,336	(6,876)	(5,007)	(16,401)	87,052
Operating expenses:
Salaries and benefits	28,905	8,575	6,161	43,641	542	4,520	—	48,703
Cost to provide enrollment services	—	—	20,374	20,374	—	—	—	20,374
Depreciation and amortization	4,525	1,731	1,617	7,873	—	353	—	8,226
Other	17,539	2,456	1,745	21,740	3,120	6,048	—	30,908
Intersegment expenses, net	1,185	1,330	976	3,491	16,635	(3,725)	(16,401)	—
Total operating expenses	52,154	14,092	30,873	97,119	20,297	7,196	(16,401)	108,211
Income (loss) before income taxes and corporate overhead allocation	16,650	2,743	(1,163)	18,230	51,050	(12,872)	—	56,408
Corporate overhead allocation	(1,275)	(425)	(425)	(2,125)	(1,400)	3,525	—	—
Income (loss) before income taxes	15,375	2,318	(1,588)	16,105	49,650	(9,347)	—	56,408
Income tax (expense) benefit	(5,843)	(881)	603	(6,121)	(18,866)	10,109	—	(14,878)
Net income (loss)	9,532	1,437	(985)	9,984	30,784	762	—	41,530
Net income attributable to noncontrolling interest	—	—	—	—	—	136	—	136
Net income (loss) attributable to Nelnet, Inc.	$9,532	1,437	(985)	9,984	30,784	626	—	41,394

	Three months ended June 30, 2011
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$12	2	—	14	139,284	1,147	(655)	139,790
Interest expense	—	—	—	—	49,269	2,440	(655)	51,054
Net interest income (loss)	12	2	—	14	90,015	(1,293)	—	88,736
Less provision for loan losses	—	—	—	—	5,250	—	—	5,250
Net interest income (loss) after provision for loan losses	12	2	—	14	84,765	(1,293)	—	83,486
Other income (expense):
Loan and guaranty servicing revenue	41,735	—	—	41,735	—	—	—	41,735
Intersegment servicing revenue	16,793	—	—	16,793	—	—	(16,793)	—
Tuition payment processing and campus commerce revenue	—	14,761	—	14,761	—	—	—	14,761
Enrollment services revenue	—	—	32,315	32,315	—	—	—	32,315
Other income	—	—	—	—	3,997	2,829	—	6,826
Gain on sale of loans and debt repurchases	—	—	—	—	—	—	—	—
Derivative market value and foreign currency adjustments, net	—	—	—	—	(12,531)	(4,282)	—	(16,813)
Derivative settlements, net	—	—	—	—	(3,274)	(248)	—	(3,522)
Total other income (expense)	58,528	14,761	32,315	105,604	(11,808)	(1,701)	(16,793)	75,302
Operating expenses:
Salaries and benefits	24,731	7,249	5,931	37,911	709	4,261	—	42,881
Cost to provide enrollment services	—	—	22,140	22,140	—	—	—	22,140
Depreciation and amortization	3,436	1,326	1,658	6,420	—	349	—	6,769
Other	14,605	2,327	2,442	19,374	5,139	4,254	—	28,767
Intersegment expenses, net	1,060	1,118	959	3,137	17,047	(3,391)	(16,793)	—
Total operating expenses	43,832	12,020	33,130	88,982	22,895	5,473	(16,793)	100,557
Income (loss) before income taxes and corporate overhead allocation	14,708	2,743	(815)	16,636	50,062	(8,467)	—	58,231
Corporate overhead allocation	(1,233)	(411)	(411)	(2,055)	(2,054)	4,109	—	—
Income (loss) before income taxes	13,475	2,332	(1,226)	14,581	48,008	(4,358)	—	58,231
Income tax (expense) benefit	(5,119)	(886)	466	(5,539)	(18,650)	3,083	—	(21,106)
Net income (loss)	8,356	1,446	(760)	9,042	29,358	(1,275)	—	37,125
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—
Net income (loss) attributable to Nelnet, Inc.	$8,356	1,446	(760)	9,042	29,358	(1,275)	—	37,125

	Six months ended June 30, 2012
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$32	5	—	37	304,752	3,335	(1,928)	306,196
Interest expense	—	—	—	—	134,846	3,855	(1,928)	136,773
Net interest income	32	5	—	37	169,906	(520)	—	169,423
Less provision for loan losses	—	—	—	—	13,000	—	—	13,000
Net interest income after provision for loan losses	32	5	—	37	156,906	(520)	—	156,423
Other income (expense):
Loan and guaranty servicing revenue	101,879	—	—	101,879	—	—	—	101,879
Intersegment servicing revenue	33,355	—	—	33,355	—	—	(33,355)	—
Tuition payment processing and campus commerce revenue	—	38,747	—	38,747	—	—	—	38,747
Enrollment services revenue	—	—	61,374	61,374	—	—	—	61,374
Other income	—	—	—	—	8,581	11,173	—	19,754
Gain on sale of loans and debt repurchases	—	—	—	—	935	—	—	935
Derivative market value and foreign currency adjustments, net	—	—	—	—	(31,657)	(3,282)	—	(34,939)
Derivative settlements, net	—	—	—	—	(1,112)	(747)	—	(1,859)
Total other income (expense)	135,234	38,747	61,374	235,355	(23,253)	7,144	(33,355)	185,891
Operating expenses:
Salaries and benefits	57,947	17,193	12,440	87,580	1,261	8,957	—	97,798
Cost to provide enrollment services	—	—	42,052	42,052	—	—	—	42,052
Depreciation and amortization	8,938	3,471	3,234	15,643	—	719	—	16,362
Other	36,205	5,272	3,701	45,178	6,752	11,241	—	63,171
Intersegment expenses, net	2,570	2,663	1,824	7,057	33,778	(7,480)	(33,355)	—
Total operating expenses	105,660	28,599	63,251	197,510	41,791	13,437	(33,355)	219,383
Income (loss) before income taxes and corporate overhead allocation	29,606	10,153	(1,877)	37,882	91,862	(6,813)	—	122,931
Corporate overhead allocation	(2,778)	(926)	(926)	(4,630)	(2,792)	7,422	—	—
Income (loss) before income taxes	26,828	9,227	(2,803)	33,252	89,070	609	—	122,931
Income tax (expense) benefit	(10,195)	(3,506)	1,065	(12,636)	(33,845)	8,373	—	(38,108)
Net income (loss)	16,633	5,721	(1,738)	20,616	55,225	8,982	—	84,823
Net income attributable to noncontrolling interest	—	—	—	—	—	288	—	288
Net income (loss) attributable to Nelnet, Inc.	$16,633	5,721	(1,738)	20,616	55,225	8,694	—	84,535

	Six months ended June 30, 2011
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$27	8	—	35	276,923	2,293	(1,377)	277,874
Interest expense	—	—	—	—	98,985	5,753	(1,377)	103,361
Net interest income	27	8	—	35	177,938	(3,460)	—	174,513
Less provision for loan losses	—	—	—	—	9,000	—	—	9,000
Net interest income after provision for loan losses	27	8	—	35	168,938	(3,460)	—	165,513
Other income (expense):
Loan and guaranty servicing revenue	82,148	—	—	82,148	—	—	—	82,148
Intersegment servicing revenue	34,650	—	—	34,650	—	—	(34,650)	—
Tuition payment processing and campus commerce revenue	—	34,130	—	34,130	—	—	—	34,130
Enrollment services revenue	—	—	66,183	66,183	—	—	—	66,183
Other income	—	—	—	—	8,133	5,185	—	13,318
Gain on sale of loans and debt repurchases	—	—	—	—	1,400	6,907	—	8,307
Derivative market value and foreign currency adjustments, net	—	—	—	—	(13,120)	(2,577)	—	(15,697)
Derivative settlements, net	—	—	—	—	(7,312)	(362)	—	(7,674)
Total other income (expense)	116,798	34,130	66,183	217,111	(10,899)	9,153	(34,650)	180,715
Operating expenses:
Salaries and benefits	50,119	14,401	12,188	76,708	1,487	8,598	—	86,793
Cost to provide enrollment services	—	—	44,979	44,979	—	—	—	44,979
Depreciation and amortization	6,842	2,660	3,349	12,851	—	694	—	13,545
Other	29,184	4,961	4,760	38,905	6,677	9,290	—	54,872
Intersegment expenses, net	2,429	2,211	1,777	6,417	35,194	(6,961)	(34,650)	—
Total operating expenses	88,574	24,233	67,053	179,860	43,358	11,621	(34,650)	200,189
Income (loss) before income taxes and corporate overhead allocation	28,251	9,905	(870)	37,286	114,681	(5,928)	—	146,039
Corporate overhead allocation	(1,986)	(662)	(662)	(3,310)	(3,309)	6,619	—	—
Income (loss) before income taxes	26,265	9,243	(1,532)	33,976	111,372	691	—	146,039
Income tax (expense) benefit	(9,979)	(3,512)	583	(12,908)	(42,728)	1,602	—	(54,034)
Net income (loss)	16,286	5,731	(949)	21,068	68,644	2,293	—	92,005
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—
Net income (loss) attributable to Nelnet, Inc.	$16,286	5,731	(949)	21,068	68,644	2,293	—	92,005

12. Related Party Transactions

The Company has entered into certain contractual arrangements with related parties as described in note 19 in the notes to the consolidated financial statements included in the Company's 2011 Annual Report.  The following provides an update for related party transactions that have occurred during the first six months of 2012.

Transactions with Union Financial Services, Inc.

Union Financial Services, Inc. (“UFS”) is a corporation which is owned 50 percent by Michael S. Dunlap, a significant shareholder, Chief Executive Officer, Chairman, and a member of the Board of Directors of the Company, and 50 percent by Stephen F. Butterfield, Vice Chairman and a member of the Board of Directors of the Company.

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

Investment Services

Union Bank and Trust Company ("Union Bank"), an entity under common control, has established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset-backed securities. On May 9, 2011, WRCM, an SEC-registered investment advisor and a subsidiary of the Company, entered into a management agreement with Union Bank, effective as of May 1, 2011, under which WRCM performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts.  The agreement provides that Union Bank will pay to WRCM annual fees of 25 basis points on the outstanding balance of the investments in the trusts.  As of June 30, 2012, the outstanding balance of investments in the trusts was $506.8 million. In addition, Union Bank will pay additional fees to WRCM of up to 50 percent of the gains from the sale of securities from the trusts.

On January 20, 2012, WRCM entered into a management agreement with Union Bank under which it was designated to serve as investment advisor with respect to the assets within several trusts established by Michael S. Dunlap. Union Bank serves as trustee for the trusts. Per the terms of this agreement, Union Bank pays WRCM five basis points of the aggregate value of the assets of the trusts as of the last day of each calendar quarter. Mr. Dunlap contributed a total of 3,375,000 shares of the Company's Class B common stock to the trusts upon the establishment thereof.

On February 9, 2012, WRCM established a private investment fund (the “Fund”) for the primary purpose of purchasing, selling, investing, and trading, directly or indirectly, in student loan asset-backed securities, and to engage in financial transactions related thereto.  As of the date the Fund was established, the total amount invested in the Fund was $48.9 million, and Mr. Dunlap, UFS, Jeffrey R. Noordhoek (an executive officer of the Company), Farmers & Merchants Investment Inc. ("F&M") (which owns 81.4 percent of Union Bank and of which Mr. Dunlap along with his spouse owns 40.3 percent of its stock), Angela L. Muhleisen (who is a sister of Mr. Dunlap, as well as Director, Chairperson, President, and Chief Executive Officer of Union Bank, and owner of 38.6 percent of F&M stock) and her spouse, and WRCM had investments in the Fund in the amounts of $2.5 million, $1.0 million, $1.0 million, $2.0 million, $2.6 million, and $0.1 million, respectively.  The management agreement for the Fund provides non-affiliated limited partners the ability to remove WRCM as manager of the Fund without cause. WRCM earns 50 basis points (annually) from the Fund on the outstanding balance of the investments in the Fund, of which WRCM pays approximately 50 percent of such amount to Union Bank as custodian.  As of June 30, 2012, the outstanding balance of investments in the Fund was $51.5 million. In addition, WRCM earns up to 50 percent of the gains from the sale of securities from the Fund.

The Company recognized $2.2 million and $5.1 million of fee revenue for the three and six months ended June 30, 2012, respectively, and $1.2 million of fee revenue for the three and six months ended June 30, 2011, related to the agreements discussed above, which is included in "other income" in the Company's consolidated statements of income.

13.   Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of June 30, 2012
	Level 1	Level 2	Total
Assets:
Investments: (a)
Student loan asset-backed securities	$—	68,619	68,619
Equity securities	4,586	—	4,586
Debt securities	850	—	850
Total investments	5,436	68,619	74,055
Fair value of derivative instruments (b)	—	48,665	48,665
Total assets	$5,436	117,284	122,720
Liabilities:
Fair value of derivative instruments (b)	$—	62,209	62,209
Total liabilities	$—	62,209	62,209

	As of December 31, 2011
	Level 1	Level 2	Total
Assets:
Investments: (a)
Student loan asset-backed securities	$—	42,412	42,412
Equity securities	6,847	—	6,847
Debt securities	1,521	—	1,521
Total investments	8,368	42,412	50,780
Fair value of derivative instruments (b)	—	92,219	92,219
Total assets	$8,368	134,631	142,999
Liabilities:
Fair value of derivative instruments (b)	$—	43,840	43,840
Total liabilities	$—	43,840	43,840

(a)
Investments represent investments recorded at fair value on a recurring basis. Level 1 investments are measured based upon quoted prices and include investments traded on an active exchange, such as the New York Stock Exchange, and corporate bonds, mortgage-backed securities, U.S. government bonds, and U.S. Treasury securities that trade in active markets. Level 2 investments include student loan asset-backed securities. The fair value for the student loan asset-backed securities is determined using indicative quotes from broker dealers or an income approach valuation technique (present value using the discount rate adjustment technique) that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms issued by companies with comparable credit risk.

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

There were no transfers into or out of level 1, level 2, or level 3 for the six months ended June 30, 2012.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of June 30, 2012
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$23,526,456	23,501,382	—	—	23,526,456
Cash and cash equivalents	56,255	56,255	56,255	—	—
Investments	74,055	74,055	5,436	68,619	—
Restricted cash	898,881	898,881	898,881	—	—
Restricted cash – due to customers	63,753	63,753	63,753	—	—
Restricted investments	14,074	14,074	14,074	—	—
Accrued interest receivable	286,133	286,133	286,133	—	—
Derivative instruments	48,665	48,665	—	48,665	—
Financial liabilities:
Bonds and notes payable	22,872,568	23,836,250	—	22,872,568	—
Accrued interest payable	18,187	18,187	18,187	—	—
Due to customers	63,753	63,753	63,753	—	—
Derivative instruments	62,209	62,209	—	62,209	—

	As of December 31, 2011
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$23,894,005	24,297,876	—	—	23,894,005
Cash and cash equivalents	42,570	42,570	42,570	—	—
Investments	50,780	50,780	8,368	42,412	—
Restricted cash	377,423	377,423	377,423	—	—
Restricted cash – due to customers	109,809	109,809	109,809	—	—
Restricted investments	236,899	236,899	236,899	—	—
Accrued interest receivable	308,401	308,401	308,401	—	—
Derivative instruments	92,219	92,219	—	92,219	—
Financial liabilities:
Bonds and notes payable	23,003,453	24,434,540	—	23,003,453	—
Accrued interest payable	19,634	19,634	19,634	—	—
Due to customers	109,809	109,809	109,809	—	—
Derivative instruments	43,840	43,840	—	43,840	—

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

Bonds and Notes Payable

Bonds and notes payable are accounted for at cost in the financial statements except when denominated in a foreign currency. Foreign currency-denominated borrowings are re-measured at current currency spot rates in the financial statements. The fair value of bonds and notes payable was determined from quotes from broker dealers or through standard bond pricing models using the stated terms of the borrowings, observable yield curves, and market credit spreads. Fair value adjustments for unsecured corporate debt are made based on indicative quotes from observable trades.

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

14. Legal Proceedings

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

On April 14, 2012, the U.S. Court of Appeals for the Third Circuit, which has jurisdiction over the District Court, issued an order in an unrelated TCPA case which remanded that case to the District Court to determine whether the statutory provisions of the TCPA limit whether or to what extent a TCPA claim can be heard as a class action in federal court where applicable state law would impose limitations on a class action if the claim were brought in state court.  The resolution of this issue may affect whether the claim against Peterson's can be pursued as a class action, and in light of the ruling, Peterson's requested and received the District Court's permission to file a renewed motion to dismiss the complaint. Peterson's filed that motion on May 29, 2012. The District Court has not yet ruled on the motion.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and six months ended June 30, 2012 and 2011. All dollars are in thousands, except per share amounts, unless otherwise noted.)

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

A summary of consolidated results and financial highlights as of and for the three and six months ended June 30, 2012 is summarized below.

•
Continued strong earnings (net income of $53.5 million, ($1.13 per share) and $106.2 million ($2.24 per share) for the three and six month periods ended June 30, 2012, respectively, excluding derivative market value and foreign currency adjustments)(a)(e)

•	An increase in book value per share to $24.18, or 18.7%, from June 30, 2011

•
An increase in revenue from fee-based businesses to $115.3 million, or 9.2%, for the second quarter of 2012 as compared to the same period in 2011, and an increase to $235.4 million, or 8.4%, for the six months ended June 30, 2012 compared to the same period in 2011

•
Strong liquidity represented by $161.3 million of net cash provided by operating activities during the first six months of 2012 and $557.5 million of liquidity available for use as of June 30, 2012 (b)

The following tables set forth financial and other operating information of the Company.

	Three months ended			Six months ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Operating Data:
Core student loan spread	1.43%	1.43%	1.51%	1.43%	1.48%
Net interest income	$84,567	84,856	88,736	169,423	174,513
Fixed rate floor income, net of settlements on derivatives	36,984	38,092	32,801	75,076	64,483
Total revenue (c)(e)	184,151	193,102	175,601	377,253	361,925
Operating expenses	108,211	111,172	100,557	219,383	200,189
Net income	41,394	43,141	37,125	84,535	92,005
Net income, excluding derivative market value and foreign currency adjustments (a)(e)	53,504	52,693	47,549	106,197	101,737
Net income - per share	0.87	0.91	0.76	1.78	1.90
Net income, excluding derivative market value and foreign currency adjustments - per share (a)(e)	1.13	1.11	0.98	2.24	2.10

	As of	As of	As of
	June 30, 2012	December 31, 2011	June 30, 2011
Balance Sheet Data:
Total assets	$25,269,142	25,852,217	24,871,511
Total equity	1,144,898	1,066,205	988,784
Tangible equity (d)	1,008,774	920,713	834,102
Book value per common share	24.18	22.62	20.37
Tangible book value per common share (d)	21.31	19.53	17.18

Ratios:
Total equity to total assets	4.53%	4.12%	3.98%

(a)
"Derivative market value and foreign currency adjustments" include (i) the unrealized gains and losses that are caused by the change in fair value on derivatives in which the Company does not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars. The derivative market value and foreign currency adjustments, net of tax, was an expense of $12.1 million ($0.26 per share), $9.6 million ($0.20 per share), and $10.4 million ($0.22 per share) for the three months ended June 30, 2012, March 31, 2012, and June 30, 2011, respectively, and an expense of $21.7 million ($0.46 per share) and $9.7 million ($0.20 per share) for the six months ended June 30, 2012 and 2011, respectively.

(b)	See "Liquidity and Capital Resources - Sources of liquidity currently available" in this Item 2.

(c)
Total revenue includes "net interest income after provision for loan losses" and "total other income" from the Company's statements of income, excluding the impact from the change in fair value on derivatives and the foreign currency transaction adjustments of $19.5 million, $15.4 million, and $16.8 million for the three months ended June 30, 2012, March 31, 2012, and June 30, 2011, respectively, and $34.9 million and $15.7 million for the six months ended June 30, 2012 and 2011, respectively.

(d)
Tangible equity, a non-GAAP measure, equals "total equity" less "goodwill" and "intangible assets, net." Management believes presenting tangible equity and tangible book value per common share are useful measures of evaluating the strength of the Company's capital position. These measures may be calculated differently by other companies. Goodwill was $117.1 million as of June 30, 2012, December 31, 2011, and June 30, 2011, and intangible assets, net, was $19.0 million, $28.4 million, and $37.6 million as of June 30, 2012, December 31, 2011, and June 30, 2011, respectively.

(e)
The Company provides non-GAAP information that reflects specific items management believes to be important in the evaluation of its financial position and performance, including specifically, but not limited to, the impact of the unrealized gains and losses resulting from the change in fair value of derivative instruments in which the Company does not qualify for “hedge treatment” under GAAP, and the foreign currency transaction gains or losses resulting from the re-measurement of the Company's Euro-denominated bonds to U.S. dollars. The Company believes these point-in-time estimates of asset and liability values related to these financial instruments that are subject to interest and currency rate fluctuations affect the period-to-period comparability of the results of operations.

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

The information below provides the operating results for each reportable operating segment for the three and six months ended June 30, 2012 and 2011.

Q2 2012
Q2 2011
Q2 2012 YTD
Q2 2011 YTD
LGS
TPP&CC
NES
Fee Based Segments
AGM (a)
Revenue
$68.8
$58.5
$135.3
$116.8
$16.8
$14.8
$38.7
$34.1
$29.7
$32.3
$61.4
$66.2
$115.3
$105.6
$235.3
$217.1
$81.4
$85.5
$165.3
$171.2
Net Income
$9.5
$8.4
$16.6
$16.3
$1.4
$1.4
$5.7
$5.7
$(1.0)
$(0.8)
$(1.7)
$(0.9)
$9.9
$9.0
$20.6
$21.1
$37.0
$37.1
$74.9
$76.8
Margin
22.3% 23.0% 19.8% 22.5%
13.8% 15.8% 23.8% 27.1%
(5.3%) (3.8%) (4.6%) (2.3%)
14.0% 13.8% 14.1% 15.6%

(a)
Total revenue includes "net interest income after provision for loan losses" and "total other income" from the Company's segment statements of income, excluding the impact from the change in fair value on derivatives and the foreign currency transaction adjustment, which were expenses of $10.1 million and $12.5 million for the three months ended June 30, 2012 and 2011, respectively, and $31.7 million and $13.1 million for the six months ended June 30, 2012 and 2011, respectively. Net income excludes the change in fair value on derivatives and the foreign currency transaction adjustment, net of tax, which was $6.2 million and $7.8 million for the three months ended June 30, 2012 and 2011, respectively, and $19.6 million and $8.1 million for the six months ended June 30, 2012 and 2011, respectively.

A summary of the results and financial highlights for each reportable operating segment for the three and six months ended June 30, 2012 and a summary of the Company's liquidity and capital resources follows. See "Results of Operations" for each reportable operating segment and "Liquidity and Capital Resources" under this Item 2 for additional detail.

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

•
Continued improvement on survey results related to the servicing contract with the Department, which will lead to a larger allocation of loan volume to the Company during the fourth year of this contract.

Tuition Payment Processing and Campus Commerce

•	An increase in revenue as a result of an increase in the number of managed tuition payment plans and campus commerce customers.

•
A slight compression in margin due to an increase in amortization of intangible assets and continued investment in new products and services to meet customer needs and expand product and service offerings.

Enrollment Services

•
Continued decrease in inquiry generation and inquiry management (agency) revenue due to the effects from regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

•	An increase in inquiry management (software) and digital marketing revenue due to an increase in client activity and the addition of new customers.

Asset Generation and Management

•	The acquisition of $563.3 million of FFELP student loans during the first six months of 2012.

•	A decrease in variable student loan spread as a result of the widening between the index rate in which the Company earns on its student loans and the index rate paid to fund such loans.

•	Continued recognition of significant fixed rate floor income due to historically low interest rates.

Liquidity and Capital Resources

•	As of June 30, 2012, the Company had $557.5 million of liquidity available for use.

•	For the six months ended June 30, 2012, the Company generated $161.3 million in net cash provided by operating activities.

•	Forecasted future cash flows from the Company's FFELP student loan portfolio remain strong and are estimated to be $1.87 billion as of June 30, 2012.

•
On February 17, 2012, the Company entered into a new $250.0 million unsecured line of credit that has a maturity date of February 17, 2016. In conjunction with entering into this new agreement, the outstanding balance on the previous $750.0 million unsecured line of credit of $64.4 million was paid off in full and that agreement was terminated.

•	On April 12, 2012, the Company entered into a new $50.0 million secured line of credit, which is collateralized by asset-backed security investments, and has a maturity date of April 11, 2014.

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

Income Taxes

•
The Company's effective tax rate was 26.4% and 31.0% for the three and six months ended June 30, 2012, respectively. During the second quarter of 2012, state tax laws were enacted that reduced the Company's income tax expense during the second quarter by $4.6 million. The Company currently believes the effective tax rate for the last six months of 2012 will be 36% to 37%.

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

Net interest income also includes interest expense on outstanding unsecured debt.  The proceeds from the issuance of the unsecured debt were used by the Company to fund general business operations and certain asset and business acquisitions.

Other Income

The Company also earns fees and generates revenue from other sources as summarized below.

Student Loan and Guaranty Servicing Revenue – Student loan and guaranty servicing revenue consists of the following items:

•
Loan and guaranty servicing fees - Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value of loans, number of loans, or number of borrowers serviced for each customer. Guaranty servicing fees are generally calculated based on the number of loans serviced, volume of loans serviced, or amounts collected. Revenue is recognized when earned pursuant to the applicable agreements, and when ultimate collection is assured.

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

•
Inquiry Management (Software) -  Software services include the licensing of software to third-party customers, primarily for-profit schools. This software is also used internally by the Company. The inquiry management software has been adapted so that it can be offered as a hosted software solution that can be used by third parties to manage and obtain qualified inquiries or clicks.

Inquiry generation and management revenue described above is derived primarily from fees which are earned through the delivery of qualified inquiries or clicks. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified inquiry or click is delivered to the customer, provided that no significant obligations remain. From time to time, the Company may agree to credit certain inquiries or clicks if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been immaterial and within management’s expectations.

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

•
Digital Marketing - Digital marketing services include on-line information about colleges and universities and are sold primarily based on subscriptions. Revenues from sales of subscription services are recognized ratably over the term of the contract as earned. Subscription revenues received or receivable in advance of the delivery of services is included in deferred revenue. Digital marketing services also include editing services for admission essays. Fees for these services are recognized over the period in which services are provided to customers.

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

Consolidated Results - Summary and Comparison of Operating Results

Net Interest Income (net of settlements on derivatives)

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Interest income:
Loan interest	$150,988	138,934	12,054	8.7%	$304,046	276,292	27,754	10.0%
Investment interest	1,055	856	199	23.2	2,150	1,582	568	35.9
Total interest income	152,043	139,790	12,253	8.8	306,196	277,874	28,322	10.2
Interest expense:
Interest on bonds and notes payable	67,476	51,054	16,422	32.2	136,773	103,361	33,412	32.3
Net interest income	84,567	88,736	(4,169)	(4.7)	169,423	174,513	(5,090)	(2.9)
Provision for loan losses	7,000	5,250	1,750	33.3	13,000	9,000	4,000	44.4
Net interest income after provision for loan losses	77,567	83,486	(5,919)	(7.1)	156,423	165,513	(9,090)	(5.5)
Derivative settlements, net (a)	(2,086)	(3,522)	1,436	(40.8)	(1,859)	(7,674)	5,815	(75.8)
Net interest income after provision for loan losses (net of settlements on derivatives)	$75,481	79,964	(4,483)	(5.6)%	$154,564	157,839	(3,275)	(2.1)%

(a)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting.  Derivative settlements for each applicable period should be evaluated with the Company’s net interest income, as these amounts represent the current period economic impact related to outstanding derivatives.

Net interest income after provision for loan losses, net of settlements on derivatives, includes the following items:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Variable student loan interest margin, net of settlements on derivatives (a)	$47,606	54,244	(6,638)	(12.2)%	$94,941	106,888	(11,947)	(11.2)%
Fixed rate floor income, net of settlements on derivatives (b)	36,984	32,801	4,183	12.8	75,076	64,483	10,593	16.4
Investment interest	1,055	856	199	23.2	2,150	1,582	568	35.9
Non-portfolio related derivative settlements	(748)	(247)	(501)	202.8	(748)	(361)	(387)	107.2
Corporate debt interest expense (c)	(2,416)	(2,440)	24	(1.0)	(3,855)	(5,753)	1,898	(33.0)
Provision for loan losses (d)	(7,000)	(5,250)	(1,750)	33.3	(13,000)	(9,000)	(4,000)	44.4
Net interest income after provision for loan losses (net of settlements on derivatives)	$75,481	79,964	(4,483)	(5.6)%	$154,564	157,839	(3,275)	(2.1)%

(a)
Variable student loan spread is impacted by variable rate student loan interest, consolidation rebate fees, amortization/accretion of loan premiums and discounts, and interest expense on bonds and notes. See "Asset Generation and Management Operating Segment – Results of Operations" in this Item 2 for additional information.

(b)
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” for additional information.

(c)
Corporate debt interest expense includes interest expense incurred by the Company on its Junior Subordinated Hybrid Securities, its unsecured line of credit, and its secured line of credit. Interest expense for the six months ended June 30, 2012 decreased primarily as a result of the repurchase of $62.6 million of Junior Subordinated Hybrid Securities in February 2011.

(d)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses inherent in the Company's portfolio of loans.  The provision for loan losses recognized by the Company increased during the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily due to an increase in delinquent loans.

Other Income

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Loan and guaranty servicing revenue (a)	$52,391	41,735	10,656	25.5%	$101,879	82,148	19,731	24.0%
Tuition payment processing and campus commerce revenue (b)	16,834	14,761	2,073	14.0	38,747	34,130	4,617	13.5
Enrollment services revenue (c)	29,710	32,315	(2,605)	(8.1)	61,374	66,183	(4,809)	(7.3)
Other income (d)	8,800	6,826	1,974	28.9	19,754	13,318	6,436	48.3
Gain on sale of loans and debt repurchases (e)	935	—	935	100.0	935	8,307	(7,372)	(88.7)
Derivative market value and foreign currency adjustments (f)	(19,532)	(16,813)	(2,719)	16.2	(34,939)	(15,697)	(19,242)	122.6
Derivative settlements, net (g)	(2,086)	(3,522)	1,436	(40.8)	(1,859)	(7,674)	5,815	(75.8)
Total other income	$87,052	75,302	11,750	15.6%	$185,891	180,715	5,176	2.9%

(a)
"Loan and guaranty servicing revenue" increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 due to an increase in servicing revenue from the Department of Education, an increase in guaranty servicing revenue, and an increase in software services revenue. See Item 2 under "Student Loan and Guaranty Servicing Operating Segment – Results of Operations" for additional information.

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

(d)	The following table summarizes the components of "other income."

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Borrower late fee income	$3,377	3,222	7,080	6,812
Investment advisory fees (1)	2,155	1,180	5,144	1,180
Other	3,268	2,424	7,530	5,326
Other income	$8,800	6,826	19,754	13,318

(1) The Company provides investment advisory services through its subsidiary, WRCM, and earns annual fees of 25 basis points on the outstanding balance of investments and up to 50 percent of the gains from the sale of securities for which it provides advisory services. As of June 30, 2012, the outstanding balance of investments subject to these arrangements was $558.3 million.

(e)
During the three months ended June 30, 2012, the Company recognized a gain of $0.9 million from the purchase of $17.6 million (par value) of the Company's asset-backed debt securities. During the three months ended March 31, 2011, the Company recognized a gain of $6.9 million from the purchase of $62.6 million (par value) of Junior Subordinated Hybrid Securities and $1.4 million from the sale of non-federally insured loans.

(f)
The change in “derivative market value and foreign currency adjustments” is the result of the change in the fair value of the Company’s derivative portfolio and translation gains/losses resulting from the re-measurement of the Company’s Euro-denominated bonds to U.S. dollars. These changes are summarized below.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Change in fair value of derivatives - income (expense)	$(78,758)	2,207	(61,923)	68,658
Foreign currency transaction adjustment - income (expense)	59,226	(19,020)	26,984	(84,355)
Derivative market value and foreign currency adjustments - income (expense)	$(19,532)	(16,813)	(34,939)	(15,697)

(g)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting.  Derivative settlements for each applicable period should be evaluated with the Company’s net interest income, as these amounts represent the current period economic impact related to outstanding derivatives. Further detail of the components of derivative settlements is included in Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

Operating Expenses

As shown below, operating expenses, excluding the cost to provide enrollment services and collection costs related to loan rehabilitation revenue, increased $8.7 million (11.8%) for the three months ended June 30, 2012 and increased $19.9 million (13.5%) for the six months ended June 30, 2012 compared to the same periods in 2011.

	Three months ended June 30,
			Change
	2012	2011	$	%
Salaries and benefits	$48,703	42,881	5,822	13.6%
Depreciation and amortization	8,226	6,769	1,457	21.5
Other expenses	25,670	24,250	1,420	5.9
Operating expenses, excluding cost to provide enrollment services and collection costs related to loan rehabilitation revenue	82,599	73,900	$8,699	11.8%
Cost to provide enrollment services	20,374	22,140
Collection costs related to loan rehabilitation revenue (a)	5,238	4,517
Total operating expenses	$108,211	100,557

	Six months ended June 30,
			Change
	2012	2011	$	%
Salaries and benefits	$97,798	86,793	11,005	12.7%
Depreciation and amortization	16,362	13,545	2,817	20.8
Other expenses	53,135	47,053	6,082	12.9
Operating expenses, excluding cost to provide enrollment services and collection costs related to loan rehabilitation revenue	167,295	147,391	$19,904	13.5%
Cost to provide enrollment services	42,052	44,979
Collection costs related to loan rehabilitation revenue (a)	10,036	7,819
Total operating expenses	$219,383	200,189

(a)
The Company incurred collection costs directly related to revenue earned from rehabilitation loans. These costs are included in "other" under the operating expense section of the consolidated statements of income and are shown separately in the above table for comparability purposes for the periods shown.

The increase in operating expenses for the three and six months ended June 30, 2012 compared to the same periods in 2011 was due to the addition of resources and incurring other expenses to (i) support the growth in loan and guaranty servicing revenue and improve survey results related to the government servicing contract; (ii) support the hosted servicing software product; (iii) implement and comply with the Special Direct Consolidation program; and (iv) support the increase in the number of managed tuition payment plans and campus commerce customers.

Income Taxes

The Company's effective tax rate was 26.4% and 31.0% for the three and six months ended June 30, 2012, respectively, compared to 36.2% and 37.0% for the same periods in 2011. During the second quarter of 2012, state income tax laws were enacted that reduced the Company's income tax expense during the second quarter by $4.6 million. The Company currently believes the effective tax rate for the last six months of 2012 will be 36% to 37%.

Financial Condition as of June 30, 2012 compared to December 31, 2011

	As of	As of	Change
		December 31, 2011
	June 30, 2012		$	%
Assets:
Student loans receivable, net	$23,501,382	24,297,876	(796,494)	(3.3)%
Cash, cash equivalents, and investments	1,107,018	817,481	289,537	35.4
Goodwill	117,118	117,118	—	—
Intangible assets, net	19,006	28,374	(9,368)	(33.0)
Fair value of derivative instruments	48,665	92,219	(43,554)	(47.2)
Other assets	475,953	499,149	(23,196)	(4.6)
Total assets	$25,269,142	25,852,217	(583,075)	(2.3)%
Liabilities:
Bonds and notes payable	$23,836,250	24,434,540	(598,290)	(2.4)%
Fair value of derivative instruments	62,209	43,840	18,369	41.9
Other liabilities	225,785	307,632	(81,847)	(26.6)
Total liabilities	24,124,244	24,786,012	(661,768)	(2.7)
Shareholders' equity
Nelnet, Inc. shareholders' equity	1,144,605	1,066,205	78,400	7.4
Noncontrolling interest	293	—	293	100.0
Total liabilities and shareholders' equity	$25,269,142	25,852,217	(583,075)	(2.3)%

The primary items on the Company's balance sheet are student loans and notes payable. During the six months ended June 30, 2012, student loans receivable decreased primarily as a result of repayments and the loss of loans to consolidation to external parties, partially offset by loan acquisitions during the period. See the activity of loans acquired and loan repayments in this Item 2 under "Asset Generation and Management - Results of Operations." Bonds and notes payable decreased primarily as a result of less funding needs as the student loan portfolio decreases.

OPERATING SEGMENTS

The results of each of the Company's reportable operating segments are included in note 11, "Segment Reporting," of the Notes to Consolidated Financial Statements included under Part I, Item 1, of this report. The following provides additional information and analysis of the results of operations for each reportable segment.

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

For a discussion of the products and services the Company offers as part of its Student Loan and Guaranty Servicing segment, see "Fee-Based Operating Segments - Student Loan and Guaranty Servicing" in note 11 of the Notes to Consolidated Financial Statements included under Part I, Item 1, of this report.

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

Based on the first and second years of survey results, the Company was ranked fourth out of the four private sector companies and has been allocated 16% of new loan volume originated by the Department during the period from August 15, 2010 through August 14, 2012 (the second and third years of the servicing contract). The Department projects it will originate new loans for 4.1 million borrowers in total during the third year of this contract (August 15, 2011 through August 14, 2012), which is currently being allocated to the four servicers.  The Company is focused on improving survey results to increase this allocation in future periods and has and will continue to incur additional operating expenses in support of these initiatives.  Based on the most recent survey results that will affect the next year of loan allocations by the Department, the Company has improved upon its ranking among the other servicers.  The improved survey results will lead to a larger allocation of loan volume to the Company during the fourth year of this contract (August 15, 2012 through August 14, 2013).
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

Student Loan Servicing Volumes (dollars in millions)

Company owned	$23,139	$23,727	$23,249	$22,757	$22,503	$22,650	$22,277	$21,926
% of total	61.6%	38.6%	34.2%	33.0%	30.2%	29.8%	27.1%	25.6%
Number of servicing borrowers:
Government servicing:	441,913	2,804,502	2,814,142	2,666,183	2,966,706	3,036,534	3,096,026	3,137,583
FFELP servicing:	2,311,558	1,912,748	1,870,538	1,837,272	1,812,582	1,799,484	1,779,245	1,724,087
Total:	2,753,471	4,717,250	4,684,680	4,503,455	4,779,288	4,836,018	4,875,271	4,861,670

Number of remote hosted borrowers	684,996	545,456	529,682	514,538	579,600	9,566,296	8,645,463	7,909,300

Summary and Comparison of Operating Results

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Net interest income	$12	12	—	—%	$32	27	5	18.5%
Loan and guaranty servicing revenue	52,391	41,735	10,656	25.5	101,879	82,148	19,731	24.0
Intersegment servicing revenue	16,401	16,793	(392)	(2.3)	33,355	34,650	(1,295)	(3.7)
Total other income	68,792	58,528	10,264	17.5	135,234	116,798	18,436	15.8
Salaries and benefits	28,905	24,731	4,174	16.9	57,947	50,119	7,828	15.6
Depreciation and amortization	4,525	3,436	1,089	31.7	8,938	6,842	2,096	30.6
Other expenses	17,539	14,605	2,934	20.1	36,205	29,184	7,021	24.1
Intersegment expenses, net	1,185	1,060	125	11.8	2,570	2,429	141	5.8
Total operating expenses	52,154	43,832	8,322	19.0	105,660	88,574	17,086	19.3
Income before income taxes and corporate overhead allocation	16,650	14,708	1,942	13.2	29,606	28,251	1,355	4.8
Corporate overhead allocation	(1,275)	(1,233)	(42)	3.4	(2,778)	(1,986)	(792)	39.9
Income before income taxes	15,375	13,475	1,900	14.1	26,828	26,265	563	2.1
Income tax expense	(5,843)	(5,119)	(724)	14.1	(10,195)	(9,979)	(216)	2.2
Net income	$9,532	8,356	1,176	14.1%	$16,633	16,286	347	2.1%
Before Tax Operating Margin	22.3%	23.0%			19.8%	22.5%

Loan and guaranty servicing revenue.

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
FFELP servicing (a)	$6,550	6,741	(191)	(2.8)%	$13,264	13,738	(474)	(3.5)%
Private servicing	2,271	2,346	(75)	(3.2)	4,539	4,762	(223)	(4.7)
Government servicing (b)	16,113	11,916	4,197	35.2	30,923	24,202	6,721	27.8
Guaranty servicing (c)	18,529	16,386	2,143	13.1	36,558	30,323	6,235	20.6
Software services (d)	8,928	4,346	4,582	105.4	16,595	9,123	7,472	81.9
Loan and guaranty servicing revenue	$52,391	41,735	10,656	25.5%	$101,879	82,148	19,731	24.0%

(a)	FFELP servicing revenue decreased in 2012 compared to 2011 due to third-party customers' FFELP portfolios decreasing in size due to runoff.

(b)	Government servicing revenue increased during 2012 compared to 2011 due to an increase in volume from the Department.

(c)
Guaranty servicing revenue increased during 2012 compared to 2011 due to an increase in revenue earned from rehabilitation collections on defaulted loan assets.  For the three and six months ended June 30, 2012, the Company earned $11.4 million and $21.6 million in revenue from rehabilitation collections, respectively, compared to $9.1 million and $15.6 million for the same periods in 2011. Excluding the rehabilitation collection revenue, guaranty servicing revenue decreased $0.2 million during the three months ended June 30, 2012 compared to 2011 and increased $0.2 million during the six months ended June 30, 2012 compared to 2011.

(d)
In October 2011, the Company began providing hosted student loan servicing to a significant customer, which resulted in an increase in software services revenue compared to the prior year. As of June 30, 2012, 7.9 million borrowers were hosted on the Company's hosted servicing software solution platforms. This increase in revenue was offset by a reduction in revenue due to a decrease in the number of other products and services provided to external customers as a result of legislative changes in the student loan industry.

Intersegment servicing revenue. Intersegment servicing revenue includes servicing revenue earned by the Student Loan and Guaranty Servicing operating segment as a result of servicing loans for the Asset Generation and Management operating segment.

Operating expenses.  Operating expenses increased during 2012 compared to 2011 due to incurring additional costs related to:

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

TUITION PAYMENT PROCESSING AND CAMPUS COMMERCE OPERATING SEGMENT – RESULTS OF OPERATIONS

For a discussion of the products and services the Company offers as part of its Tuition Payment Processing and Campus Commerce segment, see "Fee-Based Operating Segments - Tuition Payment Processing and Campus Commerce" in note 11 of the Notes to Consolidated Financial Statements included under Part I, Item 1, of this report.

This segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Payment plan revenue is recognized over the course of the academic term, but the peak operational activities take place in summer and early fall. Revenue associated with providing electronic commerce subscription services is recognized over the service period, with the highest revenue months being July through September and December and January.  The Company’s operating expenses do not follow the seasonality of the revenues. This is primarily due to generally fixed year-round personnel costs and seasonal marketing costs. For example, revenue and pre-tax operating margin are generally higher in the first and third quarters and lower in the second and fourth quarters.

Summary and Comparison of Operating Results

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Net interest income	$1	2	(1)	(50.0)%	$5	8	(3)	(37.5)%
Tuition payment processing and campus commerce revenue	16,834	14,761	2,073	14.0	38,747	34,130	4,617	13.5
Salaries and benefits	8,575	7,249	1,326	18.3	17,193	14,401	2,792	19.4
Depreciation and amortization	1,731	1,326	405	30.5	3,471	2,660	811	30.5
Other expenses	2,456	2,327	129	5.5	5,272	4,961	311	6.3
Intersegment expenses, net	1,330	1,118	212	19.0	2,663	2,211	452	20.4
Total operating expenses	14,092	12,020	2,072	17.2	28,599	24,233	4,366	18.0
Income before income taxes and corporate overhead allocation	2,743	2,743	—	—	10,153	9,905	248	2.5
Corporate overhead allocation	(425)	(411)	(14)	3.4	(926)	(662)	(264)	39.9
Income before income taxes	2,318	2,332	(14)	(0.6)	9,227	9,243	(16)	(0.2)
Income tax expense	(881)	(886)	5	(0.6)	(3,506)	(3,512)	6	(0.2)
Net income	$1,437	1,446	(9)	(0.6)%	$5,721	5,731	(10)	(0.2)%
Before Tax Operating Margin	13.8%	15.8%			23.8%	27.1%

Tuition payment processing and campus commerce revenue. Tuition payment processing and campus commerce revenue increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 as a result of an increase in the number of managed tuition payment plans, as well as an increase in campus commerce customers.

Operating expenses. Operating expenses increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 as a result of incurring additional costs to support the increase in the number of managed tuition payment plans and campus commerce customers.  In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings.  These investments increased operating expenses in 2012 compared to 2011. The operating expenses for the three and six months ended June 30, 2012 include $0.6 million and $1.1 million, respectively, of amortization expense related to the acquisition of tuition payment plan contracts in June 2011. Excluding the amortization expense related to this acquisition, the before tax operating margin for the three and six months ended June 30, 2012 was 17.1% and 26.7%, respectively.

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

For a discussion of the products and services the Company offers as part of its Enrollment Services segment, see "Fee-Based Operating Segments - Enrollment Services" in note 11 of the Notes to Consolidated Financial Statements included under Part I, Item 1, of this report.

Summary and Comparison of Operating Results

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Enrollment services revenue	$29,710	32,315	(2,605)	(8.1)%	$61,374	66,183	(4,809)	(7.3)%
Salaries and benefits	6,161	5,931	230	3.9	12,440	12,188	252	2.1
Cost to provide enrollment services	20,374	22,140	(1,766)	(8.0)	42,052	44,979	(2,927)	(6.5)
Depreciation and amortization	1,617	1,658	(41)	(2.5)	3,234	3,349	(115)	(3.4)
Other expenses	1,745	2,442	(697)	(28.5)	3,701	4,760	(1,059)	(22.2)
Intersegment expenses, net	976	959	17	1.8	1,824	1,777	47	2.6
Total operating expenses	30,873	33,130	(2,257)	(6.8)	63,251	67,053	(3,802)	(5.7)
Loss before income taxes and corporate overhead allocation	(1,163)	(815)	(348)	42.7	(1,877)	(870)	(1,007)	115.7
Corporate overhead allocation	(425)	(411)	(14)	3.4	(926)	(662)	(264)	39.9
Loss before income taxes	(1,588)	(1,226)	(362)	29.5	(2,803)	(1,532)	(1,271)	83.0
Income tax benefit	603	466	137	29.4	1,065	583	482	82.7
Net loss	$(985)	(760)	(225)	29.6%	$(1,738)	(949)	(789)	83.1%
Before Tax Operating Margin	(5.3)%	(3.8)%			(4.6)%	(2.3)%

 Enrollment services revenue, cost to provide enrollment services, and gross profit

	Three months ended June 30, 2012
	Inquiry Generation (a)	Inquiry Management (Agency) (b)	Inquiry Management (Software) (c)	Digital Marketing (d)	Content Solutions (e)	Total
Enrollment services revenue	$4,849	19,057	874	1,050	3,880	29,710
Cost to provide enrollment services	2,860	16,893	—	26	595	20,374
Gross profit	$1,989	2,164	874	1,024	3,285	9,336
Gross profit %	41.0%	11.4%

	Three months ended June 30, 2011
	Inquiry Generation (a)	Inquiry Management (Agency) (b)	Inquiry Management (Software) (c)	Digital Marketing (d)	Content Solutions (e)	Total
Enrollment services revenue	$6,147	20,218	575	664	4,711	32,315
Cost to provide enrollment services	3,707	18,042	—	33	358	22,140
Gross profit	$2,440	2,176	575	631	4,353	10,175
Gross profit %	39.7%	10.8%

	Six months ended June 30, 2012
	Inquiry Generation (a)	Inquiry Management (Agency) (b)	Inquiry Management (Software) (c)	Digital Marketing (d)	Content Solutions (e)	Total
Enrollment services revenue	$9,401	39,423	1,768	2,246	8,536	61,374
Cost to provide enrollment services	5,560	35,108	—	83	1,301	42,052
Gross profit	$3,841	4,315	1,768	2,163	7,235	19,322
Gross profit %	40.9%	10.9%

	Six months ended June 30, 2011
	Inquiry Generation (a)	Inquiry Management (Agency) (b)	Inquiry Management (Software) (c)	Digital Marketing (d)	Content Solutions (e)	Total
Enrollment services revenue	$12,489	41,473	1,161	1,821	9,239	66,183
Cost to provide enrollment services	7,380	36,693	—	109	797	44,979
Gross profit	$5,109	4,780	1,161	1,712	8,442	21,204
Gross profit %	40.9%	11.5%

(a)
Inquiry generation revenue decreased $1.3 million (21.1%) and $3.1 million (24.7%) for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 as a result of a decrease in services volume. Inquiry generation revenue has been affected by the ongoing regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

(b)
Inquiry management (agency) revenue decreased $1.2 million (5.7%) and $2.1 million (4.9%) for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 as a result of a decrease in volume. Inquiry management (agency) revenue has been affected by the ongoing regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

(c)
Inquiry management (software) revenue increased $0.3 million (52.0%) and $0.6 million (52.3%) for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 due to an increase in client activity.

(d)
Digital marketing revenue increased $0.4 million (58.1%) and $0.4 million (23.3%) for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 due to an increase in customers and average order size.

(e)
Content solutions revenue decreased $0.8 million (17.6%) and $0.7 million (7.6%) for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 as a result of a decrease in list marketing services and a decrease in the size of a contract with a significant government customer.

Operating expenses.  Excluding the cost to provide enrollment services, operating expenses for the three and six months ended June 30, 2012 decreased $0.5 million (4.5%) and $0.9 million (4.0%) compared to the same periods in 2011 due to cost saving measures relating to the decline in revenue.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

For a discussion of the products and services the Company offers as part of its Asset Generation and Management segment, see "Asset Generation and Management Operating Segment" in note 11 of the Notes to Consolidated Financial Statements included under Part I, Item 1, of this report.

Student Loan Portfolio

The table below outlines the components of the Company’s student loan portfolio:

	As of	As of
	June 30, 2012	December 31, 2011
Federally insured loans:
Stafford and other	$7,127,383	7,480,182
Consolidation	16,423,741	16,852,527
Total	23,551,124	24,332,709
Non-federally insured loans	31,471	26,916
	23,582,595	24,359,625
Unamortized loan (discount) premium and deferred origination costs, net	(31,556)	(13,267)
Allowance for loan losses – federally insured loans	(36,992)	(37,205)
Allowance for loan losses – non-federally insured loans	(12,665)	(11,277)
	$23,501,382	24,297,876
Allowance for federally insured loans as a percentage of such loans	0.16%	0.15%
Allowance for non-federally insured loans as a percentage of such loans	40.24%	41.90%

Loan Activity

The following table sets forth the activity of loans.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Beginning balance	$23,906,308	23,391,196	24,359,625	23,784,069
Loan acquisitions (a)	563,297	442,354	746,590	683,087
Repayments, claims, capitalized interest, participations, and other	(442,489)	(565,443)	(879,528)	(990,339)
Consolidation loans lost to external parties (b)	(416,260)	(154,295)	(582,168)	(360,005)
Loans sold	(28,261)	—	(61,924)	(3,000)
Ending balance	$23,582,595	23,113,812	23,582,595	23,113,812

(a)
As a result of legislation effective July 1, 2010, all new federal loan originations are made by the Department of Education through the Direct Loan Program and the Company no longer originates FFELP loans.  However, the Company believes there will be opportunities to continue to purchase FFELP loan portfolios from current FFELP participants looking to adjust their businesses.

(b)
On October 25, 2011, the White House and the Department announced a short-term consolidation initiative to eligible student loan borrowers beginning in January 2012 and ending June 30, 2012. The Department's initiative allowed student loan borrowers with at least one FFELP loan and at least one federal student loan owned by the Department to convert the FFELP loans to the Federal Direct Loan Program. As a result of this initiative, the amount of loans lost to external parties has increased compared to prior periods. For the three and six month periods ended June 30, 2012, the Company lost FFELP loans of $334.7 million and $377.0 million, respectively, as a result of this initiative. All applications received by June 30, 2012 by eligible borrowers under this initiative continue to be processed. During the month ended July 31, 2012, the Company lost an additional $297.9 million of loans under this initiative.

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

Activity in the allowance for loan losses and accrual related to the Company's loan repurchase obligations for the three and six months ended June 30, 2012 and 2011 and a summary of the Company's student loan delinquency amounts as of June 30, 2012, December 31, 2011, and June 30, 2011 is included in note 2, "Student Loans Receivable and Allowance for Loan Losses," in the notes to the consolidated financial statements included in this report.

The delinquency trends in the Company's portfolio of federally insured loans increased as of December 31, 2011 compared to June 30, 2011 due to the sustained downturn in the economy. During the first half of 2012, the notional amount (and percentage) of delinquent loans has improved as the Company continues to allocate resources to improve the performance of its portfolio. However, the increase in the amount of loans delinquent compared to the prior year has resulted in an increase in the federally insured loan provision for the three and six months ended June 30, 2012 compared to the same periods in 2011.

The Company's non-federally insured loan portfolio has decreased since 2008 as a result of loan sales, runoff, and the Company no longer originating non-federally insured loans. The amortization of the non-federally insured student loan portfolio has resulted in provision expense being less than charge-offs during the three and six months ended June 30, 2012 and 2011.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans and represents the spread on assets earned in conjunction with the liabilities and derivative instruments used to fund the assets.

	Three months ended			Six months ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Variable student loan yield, gross	2.63%	2.63%	2.57%	2.63%	2.58%
Consolidation rebate fees	(0.75)	(0.75)	(0.71)	(0.75)	(0.72)
Premium/discount and deferred origination costs amortization/accretion, net (a)	(0.01)	(0.02)	(0.14)	(0.02)	(0.15)
Variable student loan yield, net	1.87	1.86	1.72	1.86	1.71
Student loan cost of funds - interest expense	(0.98)	(1.02)	(0.83)	(1.00)	(0.83)
Student loan cost of funds - bonds and notes payable discount accretion (a)	(0.11)	(0.11)	—	(0.11)	—
Student loan cost of funds - derivative settlements	0.03	0.06	0.05	0.05	0.04
Variable student loan spread	0.81	0.79	0.94	0.80	0.92
Fixed rate floor income, net of settlements on derivatives	0.62	0.64	0.57	0.63	0.56
Core student loan spread	1.43%	1.43%	1.51%	1.43%	1.48%
Average balance of student loans	$23,863,104	24,118,892	23,293,870	23,990,998	23,440,060
Average balance of debt outstanding	23,953,317	24,236,068	23,510,072	24,094,693	23,680,897

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

(a)
Prior to April 1, 2012, the interest earned on the majority of the Company's FFELP student loan assets was indexed to the three-month commercial paper index.  As allowed by recent legislation, effective April 1, 2012, the Company elected to change the index on which the Special Allowance Payments are calculated for FFELP loans from the commercial paper rate to the one-month LIBOR rate.  The Company funds the majority of its assets with three-month LIBOR indexed floating rate securities.  The relationship between the indices in which the Company earns interest on its loans and funds such loans has a significant impact on student loan spread.  This table (the right axis) shows the difference between the Company's liability base rate and the one-month LIBOR (Q2 2012) or commercial paper indices (Q1 2011 - Q1 2012) by quarter.

Variable student loan spread decreased during 2012 as compared to 2011 as a result of the widening of the Asset/Liability Base Rate Spread as reflected in the above table.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income, net of settlements on derivatives.  A summary of fixed rate floor income and its contribution to core student spread follows:

	Three months ended			Six months ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Fixed rate floor income, gross	$40,489	41,229	39,146	81,718	77,046
Derivative settlements (a)	(3,505)	(3,137)	(6,345)	(6,642)	(12,563)
Fixed rate floor income, net	$36,984	38,092	32,801	75,076	64,483
Fixed rate floor income contribution to spread, net	0.62%	0.64%	0.57%	0.63%	0.56%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

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

Summary and Comparison of Operating Results

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Net interest income after provision for loan losses	$78,223	84,765	(6,542)	(7.7)%	$156,906	168,938	(12,032)	(7.1)%
Other income	3,581	3,997	(416)	(10.4)	8,581	8,133	448	5.5
Gain on sale of loans and debt repurchases	935	—	935	100.0	935	1,400	(465)	(33.2)
Derivative market value and foreign currency adjustments, net	(10,053)	(12,531)	2,478	19.8	(31,657)	(13,120)	(18,537)	141.3
Derivative settlements, net	(1,339)	(3,274)	1,935	(59.1)	(1,112)	(7,312)	6,200	(84.8)
Total other income	(6,876)	(11,808)	4,932	(41.8)	(23,253)	(10,899)	(12,354)	113.3
Salaries and benefits	542	709	(167)	(23.6)	1,261	1,487	(226)	(15.2)
Other expenses	3,120	5,139	(2,019)	(39.3)	6,752	6,677	75	1.1
Intersegment expenses, net	16,635	17,047	(412)	(2.4)	33,778	35,194	(1,416)	(4.0)
Total operating expenses	20,297	22,895	(2,598)	(11.3)	41,791	43,358	(1,567)	(3.6)
Income before income taxes and corporate overhead allocation	51,050	50,062	988	2.0	91,862	114,681	(22,819)	(19.9)
Corporate overhead allocation	(1,400)	(2,054)	654	(31.8)	(2,792)	(3,309)	517	(15.6)
Income before income taxes	49,650	48,008	1,642	3.4	89,070	111,372	(22,302)	(20.0)
Income tax expense	(18,866)	(18,650)	(216)	1.2	(33,845)	(42,728)	8,883	(20.8)
Net income	$30,784	29,358	1,426	4.9%	$55,225	68,644	(13,419)	(19.5)%

Additional information:
Net income	$30,784	29,358	1,426	4.9%	$55,225	68,644	(13,419)	(19.5)%
Derivative market value and foreign currency adjustments, net	10,053	12,531	(2,478)	(19.8)	31,657	13,120	18,537	141.3
Tax effect	(3,820)	(4,762)	942	19.8	(12,030)	(4,986)	(7,044)	141.3
Net income, excluding derivative market value and foreign currency adjustments	$37,017	37,127	(110)	(0.3)%	$74,852	76,778	(1,926)	(2.5)%

Net interest income after provision for loan losses (net of settlements on derivatives).

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Variable interest income, net of settlements on derivatives (a)	$157,944	152,081	5,863	3.9%	$319,084	305,490	13,594	4.4%
Consolidation rebate fees (b)	(44,590)	(41,329)	(3,261)	7.9	(89,479)	(83,113)	(6,366)	7.7
Amortization/accretion of loan premiums/discounts and deferred origination costs, net (c)	(687)	(7,893)	7,206	(91.3)	(1,746)	(17,881)	16,135	(90.2)
Interest on bonds and notes payable (d)	(58,486)	(48,615)	(9,871)	20.3	(119,775)	(97,608)	(22,167)	22.7
Bonds and notes payable discount accretion (e)	(6,575)	—	(6,575)	100.0	(13,143)	—	(13,143)	100.0
Variable student loan interest margin, net of settlements on derivatives	47,606	54,244	(6,638)	(12.2)	94,941	106,888	(11,947)	(11.2)
Fixed rate floor income, net of settlements on derivatives (f)	36,984	32,801	4,183	12.8	75,076	64,483	10,593	16.4
Investment interest	251	351	(100)	(28.5)	705	632	73	11.6
Intercompany interest	(957)	(655)	(302)	46.1	(1,928)	(1,377)	(551)	40.0
Provision for loan losses (g)	(7,000)	(5,250)	(1,750)	33.3	(13,000)	(9,000)	(4,000)	44.4
Net interest income after provision for loan losses (net of settlements on derivatives (h))	$76,884	81,491	(4,607)	(5.7)%	$155,794	161,626	(5,832)	(3.6)%

(a)
Variable interest income, net of settlements on derivatives, increased as a result of an increase in the average student loan portfolio of $0.6 billion (2.4%) for the three and six months ended June 30, 2012 compared to the same periods in 2011.  In addition, the yield earned on student loans, net of settlements on derivatives, increased to 2.66% and 2.68% for the three and six months ended June 30, 2012 from 2.62% during the same periods in 2011.

(b)
Consolidation rebate fees increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 due to the purchase of the residual interest in $1.9 billion of consolidation loans in July 2011.

(c)
The amortization/accretion of loan premiums/discounts and deferred origination costs decreased as a result of the ongoing purchase of loans at a discount, which has reduced the net costs being amortized/accreted.

(d)
Interest on bonds and notes payable increased as a result of an increase in average debt outstanding of $0.4 billion (1.9%) and $0.4 billion (1.7%) for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.  In addition, the Company’s cost of funds increased to 0.98% and 1.00% for the three and six months ended June 30, 2012 from 0.83% during the same periods in 2011.

(e)
During July 2011, the Company recorded a discount on bonds and notes payable assumed as a result of the purchase of the residual interest on $1.9 billion of student loans and related debt. The bonds and notes payable discount is being accreted using the effective interest method over the lives of the bonds and notes payable.

(f)
The high levels of fixed rate floor income earned during the three and six months ended June 30, 2012 and 2011 are due to historically low interest rates. In addition, the 2012 amount increased due to the purchase of the residual interest in $1.9 billion of consolidation loans in July 2011.

(g)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb probable losses inherent in the Company's portfolio of loans.  The federally insured loan provision increased $2.0 million and $4.5 million during the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to a increase in delinquent loans.

(h)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting. Derivative settlements for each applicable period should be evaluated with the Company’s net interest income, as these amounts represent the current period economic impact related to outstanding derivatives.

Other income. The following table summarizes the components of “other income”.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Borrower late fee income	$3,377	3,222	7,080	6,812
Other	204	775	1,501	1,321
Other income	$3,581	3,997	8,581	8,133

Gain on sale of loans and debt repurchases.  During 2012, the Company repurchased asset-backed securities of $17.6 million resulting in a gain of $0.9 million. During 2011, the Company recognized a gain of $1.4 million from the sale of a portfolio of non-federally insured loans.

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

Other expenses.  During the second quarter of 2011, the Company recorded an expense of $2.5 million related to its obligation to repurchase non-federally insured loans. This expense was recorded due to management's projected performance of the portfolio of loans subject to the repurchase obligation. Excluding this expense, other expenses increased during the three and six months ended June 30, 2012 compared to the same periods in 2011 as a result of an increase in fees paid to third-parties for the servicing of the Company's student loan portfolio primarily due to the acquisition of the residual interest of $1.9 billion of loans in July 2011.

Intersegment expenses, net.  Intersegment expenses primarily includes fees paid to the Student Loan and Guaranty Servicing operating segment for the servicing of the Company’s student loan portfolio.

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

As of June 30, 2012, the Company had $557.5 million of liquidity available for use (as summarized below). In addition, the Company generates a significant amount of cash from operations. The Company will continue to use its strong liquidity position to capitalize on market opportunities, including FFELP student loan acquisitions; strategic acquisitions and investments in its core business areas of loan financing, loan servicing, payment processing, and enrollment services (education planning); and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.

Sources of liquidity currently available

Liquidity generally refers to the ability of the Company to generate adequate amounts of cash to meet the Company's needs for cash. The following table details the Company’s sources of liquidity currently available under existing balances and arrangements:

As of June 30, 2012
Sources of primary liquidity:
Cash and cash equivalents	$56,255
Investments	74,055
Unencumbered private student loan assets	23,171
Asset-backed security investments - Class B subordinated notes (a)	94,113
Asset-backed security investments (b)	69,944
Available balance on unsecured line of credit	240,000
Total sources of primary liquidity	$557,538

(a)
As part of the Company’s issuance of asset-backed securitizations in 2008 and 2012, the Company purchased the Class B subordinated notes of $76.5 million (par value) and $17.6 million (par value), respectively. These notes are not included on the Company’s consolidated balance sheet. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. The amount included in the table above is the par value of these subordinated notes and may not represent market value upon sale of the notes.

(b)
The Company has repurchased its own asset-backed securities (bonds and notes payable).  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, as of June 30, 2012, $69.9 million of these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.  The amount included in the table above is the par value of these notes and may not represent market value upon sale of the notes.

Cash generated from operations

The Company has historically generated positive cash flow from operations.  For the six months ended June 30, 2012 and year ended December 31, 2011, the Company had net cash flow from operating activities of $161.3 million and $310.9 million, respectively.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The Company had the following debt obligations outstanding that are secured by student loan assets and related collateral.

	As of June 30, 2012
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$20,823,031	11/25/15 - 7/27/48
FFELP warehouse facilities	829,449	1/31/15 - 6/30/15
Department of Education Conduit	2,140,492	5/8/14
Secured line of credit	50,000	4/11/14
Other borrowings	33,653	11/14/12 - 3/1/22
	$23,876,625

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

As of June 30, 2012, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.87 billion as detailed below.  The $1.87 billion includes approximately $378.5 million (as of June 30, 2012) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances on the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans currently funded in asset-backed securitizations.  As of June 30, 2012, the Company had $20.6 billion of loans included in asset-backed securitizations, which represented 87 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department of Education’s Conduit Program and other warehouse facilities or loans acquired subsequent to June 30, 2012.

FFELP Asset-backed Securitization Cash Flow Forecast (a)
$1.87 billion
(dollars in millions)

(a)	The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity and default rates.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securities transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $300 million to $360 million.

Interest rates:  The Company funds the majority of its student loans with three-month LIBOR ("LIBOR") indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets are indexed primarily to a one-month LIBOR rate.  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $60 million to $100 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of June 30, 2012, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a liability of $29.6 million. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of June 30, 2012, the Company has three FFELP warehouse facilities as summarized below.

	NHELP-II (a)	NHELP-I (b)	NFSLW-I (c)	Total
Maximum financing amount	$250,000	500,000	500,000	1,250,000
Amount outstanding	160,149	331,412	337,888	829,449
Amount available	$89,851	168,588	162,112	420,551
Expiration of liquidity provisions	January 31, 2013	October 2, 2013	June 28, 2013
Final maturity date	January 31, 2015	April 2, 2015	June 30, 2015
Maximum advance rates	90.5 - 93.5%	93 - 95%	90 - 95%
Minimum advance rates	90.5 - 93.5%	80 - 95%	84.5 - 90%
Advanced as equity support	$15,150	19,505	26,723	61,378

(a)	The Company entered into this facility on February 1, 2012.

(b)	The terms of this facility were amended on April 2, 2012. The table above reflects all amended terms.

(c)	The terms of this facility were amended on June 29, 2012. The table above reflects all amended terms.
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

Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, use operating cash, rely on sales of assets, or transfer collateral to satisfy any remaining obligations.

Secured line of credit

On April 12, 2012, the Company entered into a $50.0 million line of credit, which is collateralized by asset-backed security investments. The line of credit has a maturity date of April 11, 2014 and has covenants and cross default provisions similar to those under the Company's unsecured line of credit. As of June 30, 2012, $50.0 million was outstanding on this line of credit.

Department of Education Conduit

In May 2009, the Department implemented a program under which it finances eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the "Conduit Program").  Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances were contributed by the Company. The Conduit Program expires on May 8, 2014. The Student Loan Short-Term Notes ("Student Loan Notes") issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral for the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans. As of June 30, 2012, the Company had $2.1 billion borrowed under the Conduit Program and $76.5 million advanced as equity support in the Conduit Program. Effective July 1, 2010, no additional loans could be funded using the Conduit Program.

The Company expects to access the securitization market prior to the Conduit Program’s maturity to refinance the student loan collateral included in the Conduit with debt that is structured to match the maturity of the assets.

Other Uses of Liquidity

Effective July 1, 2010, the Reconciliation Act of 2010 prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program.  As a result, the Company no longer originates new FFELP loans, but believes there will be opportunities to purchase FFELP loan portfolios on behalf of current FFELP participants looking to adjust their FFELP businesses.

The Company plans to fund FFELP student loan acquisitions from third parties using its Union Bank participation agreement (as described below); using its FFELP warehouse facilities (as described above); and continuing to access the asset-backed securities market.

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2015. Shares may be repurchased from time to time depending on various factors, including share price and other potential uses of liquidity. As of June 30, 2012, a total of 4,996,527 shares remain authorized for repurchase under this program.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of June 30, 2012, $494.2 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Asset-backed securities transactions

During the three months ended June 30, 2012, the Company completed two asset-backed securitizations totaling $676.9 million. The notes issued in these asset-backed securitizations carry interest rates based on a spread to one-month LIBOR.

Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market.  Asset-backed securities transactions would be used to refinance student loans included in the FFELP warehouse facilities, the Department of Education Conduit Program, and/or existing asset-backed security transactions.  The FFELP warehouse facilities and Department Conduit Program have advance rates that are less than par.  As of June 30, 2012, the Company had $61.4 million advanced in the FFELP warehouse facilities and $76.5 million advanced in the Department Conduit Program.  Depending on the terms of asset-backed security transactions, refinancing loans included in these facilities could produce positive cash flow to the Company by reducing required advance rates, and are contemplated by management when making student loan financing decisions.

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

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. When the fair value of a derivative instrument is negative (a liability on the Company's balance sheet), it would owe the counterparty if the derivative was settled. If the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company may be required to post collateral is dependent upon its unsecured credit rating. Based on the Company's current unsecured credit ratings (Standard & Poor's: BBB- (stable outlook) and Moody's: Ba1 (stable outlook)), the Company has substantially collateralized its corporate derivative liability position with counterparties. As such, downgrades from the current rating would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate its contracts in the event of downgrades from the current rating. However, some long-dated derivative contracts have mutual optional termination provisions that can be exercised in 2016, 2017, and 2021. As of June 30, 2012, the fair value of derivatives with early termination provisions was a positive $1.6 million (an asset on the Company's balance sheet).

Based on the derivative portfolio outstanding as of June 30, 2012, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives in which the fair value of such derivatives become negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of June 30, 2012, the fair value of the Company's derivatives, which had a negative fair value (a liability on the Company's balance sheet), was $62.2 million, and the Company had $55.7 million posted as collateral to derivative counterparties.

Description of Other Debt Facilities

Unsecured Line of Credit

The Company had a $750.0 million unsecured line of credit with a maturity date of May 8, 2012. On February 17, 2012, the Company entered into a new $250.0 million unsecured line of credit. In conjunction with entering into this new agreement, the outstanding balance on the $750.0 million unsecured line of credit of $64.4 million was paid off in full and the agreement was terminated. As of June 30, 2012, the $250.0 million unsecured line of credit had an outstanding balance of $10.0 million and $240.0 million was available for future use. The $250.0 million line of credit has a maturity date of February 17, 2016. Upon the maturity date in 2016, there can be no assurance that the Company will be able to renew this line of credit, increase the amount outstanding under the line, if necessary, or find alternative funding.

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

As of June 30, 2012, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

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

Junior Subordinated Hybrid Securities

In September 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities ("Hybrid Securities"). The Hybrid Securities are unsecured obligations of the Company. As of June 30, 2012, $100.7 million of Hybrid Securities were outstanding. The interest rate on the Hybrid Securities from the date they were issued through the optional redemption date, September 28, 2011, was 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the "scheduled maturity date," the interest rate on the Hybrid Securities is equal to three-month LIBOR plus 3.375%, payable quarterly, which was 3.84% at June 30, 2012. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that the Company has received proceeds from the sale of certain qualifying capital securities prior to such date (as defined in the Hybrid Securities’ prospectus). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the prospectus, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities. At the Company's option, the Hybrid Securities are redeemable in whole or in part, any time on or after September 29, 2011, at their principal amount plus accrued and unpaid interest, provided in the case of a redemption in part that the principal amount outstanding after such redemption is at least $50.0 million.

Dividends

Dividends of $0.10 per share on the Company's Class A and Class B common stock were paid on both March 15, 2012, and June 15, 2012, respectively, to all holders of record as of March 1, 2012, and June 1, 2012, respectively. In addition, a $0.10 per share dividend on the Company's Class A and Class B stock will be paid on September 15, 2012 to all holders of record as of September 1, 2012.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The objective of this ASU is to clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and to update certain principles and requirements for measuring fair value or for disclosing information about fair value measurements. The guidance clarifies: (i) the application of the highest and best use and valuation premise concepts; (ii) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity; and (iii) disclosure of quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance updates or changes certain measurement and disclosure requirements, including: (i) the measurement of the fair value of financial instruments that are managed within a portfolio; (ii) the application of premiums and discounts in a fair value measurement; and (iii) additional disclosures about fair value measurements, which includes the requirement for more information for fair value measurements categorized within Level 3 of the fair value hierarchy, as well as categorization by level in the hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. This guidance was effective for the Company in the first quarter of 2012, and the adoption of ASU 2011-04 resulted in additional disclosures in note 13, "Fair Value," included in the notes to the consolidated financial statements included in this report.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, “Presentation of Comprehensive Income." The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. This guidance was effective for the Company in the first quarter of 2012. The Company has presented other comprehensive income in two separate but consecutive statements in the attached consolidated financial statements included in this report.

On July 27, 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows an organization to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment no longer is required to calculate the fair value of an indefinite-lived intangible asset unless it determines that it is more likely than not that the asset is impaired. The ASU is effective for annual and interim impairment tests performed for the fiscal years beginning after September 15, 2012. Early adoption is permitted. As of June 30, 2012, the Company does not have any indefinite-lived intangible assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of June 30, 2012		As of December 31, 2011
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$8,902,325	37.7%	$10,899,733	44.7%
Variable-rate loan assets	14,680,270	62.3	13,459,892	55.3
Total	$23,582,595	100.0%	$24,359,625	100.0%

Fixed-rate debt instruments	$20,700	0.1%	$29,517	0.1%
Variable-rate debt instruments	23,966,622	99.9	24,565,652	99.9
Total	$23,987,322	100.0%	$24,595,169	100.0%

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Fixed rate floor income, gross	$40,489	39,146	81,718	77,046
Derivative settlements (a)	(3,505)	(6,345)	(6,642)	(12,563)
Fixed rate floor income, net	$36,984	32,801	75,076	64,483

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that are earning fixed rate floor income as of June 30, 2012:

	Borrower/	Estimated
Fixed	lender	variable
interest	weighted	conversion	Loan
rate range	average yield	rate (a)	balance
3.0 - 3.49%	3.20%	0.56%	$1,934,663
3.5 - 3.99%	3.65%	1.01%	1,902,476
4.0 - 4.49%	4.20%	1.56%	1,455,221
4.5 - 4.99%	4.72%	2.08%	822,589
5.0 - 5.49%	5.24%	2.60%	553,100
5.5 - 5.99%	5.66%	3.02%	345,614
6.0 - 6.49%	6.18%	3.54%	395,515
6.5 - 6.99%	6.70%	4.06%	349,647
7.0 - 7.49%	7.17%	4.53%	139,208
7.5 - 7.99%	7.70%	5.06%	235,762
8.0 - 8.99%	8.17%	5.53%	522,505
> 9.0%	9.04%	6.40%	246,025
			$8,902,325

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of June 30, 2012, the weighted average estimated variable conversion rate was 2.09%. As of June 30, 2012, the short-term interest rate was 25 basis points.

The following table summarizes the outstanding derivative instruments as of June 30, 2012 used by the Company to hedge loans earning fixed rate floor income.

Maturity		Notional amount	Weighted average fixed rate paid by the Company (a)

2013		$2,150,000	0.85%
2014		750,000	0.85
2015	(b)	1,100,000	0.89
2016		750,000	0.85
2017		750,000	0.99
2020		50,000	3.23
		$5,550,000	0.90%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

(b)	$500 million of these derivatives have a forward effective start date in 2013.

As of June 30, 2012, the Company had $2.7 billion of student loan assets that were eligible to earn variable-rate floor income.

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding. The following table presents the Company’s FFELP student loan assets and related funding arranged by underlying indices as of June 30, 2012:

Index	Frequency of variable resets	Assets	Debt outstanding that funded student loan assets
1 month LIBOR (a) (b)	Daily	$22,651,614	—
3 month Treasury bill	Varies	899,510	—
3 month LIBOR (b) (c)	Quarterly	—	18,598,194
1 month LIBOR	Monthly	—	1,586,173
Auction-rate or remarketing (d)	Varies	—	970,075
Asset-backed commercial paper (e)	Varies	—	2,638,530
Other (f)		275,501	33,653
		$23,826,625	23,826,625

(a)
Prior to April 1, 2012, the interest earned on the majority of the Company's FFELP student loan assets were indexed to the three-month commercial paper index.  As allowed by recent legislation, effective April 1, 2012, the Company elected to change the index on which the Special Allowance Payments are calculated for FFELP loans from the commercial paper rate to the one-month LIBOR rate.

(b)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of June 30, 2012:

Maturity	Notional amount
2021	$250,000
2023	1,250,000
2024	250,000
2026	800,000
2028	100,000
2036	700,000
2039	150,000
2040	200,000
	$3,700,000	(1)

(1)	As of June 30, 2012, the weighted average rate paid by the Company was one-month LIBOR plus 1.2 basis points.

(c)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(d)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”) or through a remarketing utilizing remarketing agents (“Variable Rate Demand Notes”). As of June 30, 2012, the Company is sponsor on $750.9 million of Auction Rate Securities and $219.2 million of Variable Rate Demand Notes.

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

(e)
Asset-backed commercial paper consists of $498.0 million funded in the Company’s warehouse facilities and $2.1 billion funded through the Department’s Conduit Program.  Funding for the Conduit Program is provided by the capital markets at a cost based on market rates.

(f)	Assets include restricted cash and investments and other assets. Debt outstanding includes other debt obligations secured by student loan assets and related collateral.

Sensitivity Analysis

The following tables summarize the effect on the Company’s earnings, based upon a sensitivity analysis performed by the Company assuming hypothetical increases in interest rates of 100 basis points and 300 basis points while funding spreads remain constant. In addition, a sensitivity analysis was performed assuming the funding indice increases 10 basis points and 30 basis points while holding the asset indice constant, if the funding indice is different than the asset indice. The effect on earnings was performed on the Company’s variable rate assets (including loans earning fixed rate floor income) and liabilities. The analysis includes the effects of the Company’s interest rate and basis swaps in existence during these periods.

	Three months ended June 30, 2012
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(15,991)	(28.3)%	$(27,811)	(49.3)%	$(5,956)	(10.6)%	$(17,867)	(31.7)%
Impact of derivative settlements	7,707	13.7	23,121	41.0	536	1.0	1,608	2.9
Increase (decrease) in net income before taxes	$(8,284)	(14.6)%	$(4,690)	(8.3)%	$(5,420)	(9.6)%	$(16,259)	(28.8)%
Increase (decrease) in basic and diluted earnings per share	$(0.11)		$(0.06)		$(0.07)		$(0.21)

	Three months ended June 30, 2011
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(16,595)	(28.5)%	$(29,756)	(51.1)%	$(5,861)	(10.1)%	$(17,584)	(30.2)%
Impact of derivative settlements	13,371	23.0	40,114	68.9	—	—	—	—
Increase (decrease) in net income before taxes	$(3,224)	(5.5)%	$10,358	17.8%	$(5,861)	(10.1)%	$(17,584)	(30.2)%
Increase (decrease) in basic and diluted earnings per share	$(0.04)		$0.13		$(0.08)		$(0.23)

	Six months ended June 30, 2012
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(32,545)	(26.5)%	$(56,891)	(46.3)%	$(11,982)	(9.7)%	$(35,945)	(29.2)%
Impact of derivative settlements	15,311	12.5	45,933	37.4	536	0.4	1,608	1.3
Increase (decrease) in net income before taxes	$(17,234)	(14.0)%	$(10,958)	(8.9)%	$(11,446)	(9.3)%	$(34,337)	(27.9)%
Increase (decrease) in basic and diluted earnings per share	$(0.23)		$(0.14)		$(0.16)		$(0.47)
	Six months ended June 30, 2011
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(31,978)	(21.9)%	$(56,508)	(38.7)%	$(11,742)	(8.0)%	$(35,229)	(24.1)%
Impact of derivative settlements	32,268	22.1	96,805	66.3	—	—	—	—
Increase (decrease) in net income before taxes	$290	0.2%	$40,297	27.6%	$(11,742)	(8.0)%	$(35,229)	(24.1)%
Increase (decrease) in basic and diluted earnings per share	$—		$0.52		$(0.15)		$(0.45)

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Re-measurement of Euro Notes	$59,226	(19,020)	26,984	(84,355)
Change in fair value of cross currency interest rate swaps	(62,546)	18,734	(49,520)	81,266
Total impact to statements of income - income (expense)	$(3,320)	(286)	(22,536)	(3,089)

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Change in fair value of derivatives	$(78,758)	2,207	(61,923)	68,658
Foreign currency transaction adjustment (Euro Notes)	59,226	(19,020)	26,984	(84,355)
Derivative settlements, net	(2,086)	(3,522)	(1,859)	(7,674)
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$(21,618)	(20,335)	(36,798)	(23,371)

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

On February 16, 2011, Peterson's filed a motion to dismiss the complaint based on a lack of federal question or diversity jurisdiction with respect to the complaint, which was denied by the District Court on April 15, 2011, shortly after a similar motion to dismiss that had been granted in an unrelated case involving alleged TCPA violations related to faxes, titled Landsman & Funk PC v. Skinder-Strauss Associates (the “Landsman Case”), was reversed by the U.S. Court of Appeals for the Third Circuit (the “Appeals Court”), which has jurisdiction over the District Court.  On April 29, 2011, Peterson's filed an answer to the complaint, but also filed a motion for reconsideration of the motion to dismiss.  On May 17, 2011, the Appeals Court granted a petition for rehearing of the motion to dismiss in the Landsman Case, and on May 31, 2011, Peterson's filed a motion for stay pending the outcome of that rehearing.  On September 12, 2011, the motion for stay was granted, and the motion for reconsideration was denied by the District Court.  On January 18, 2012, the U.S. Supreme Court issued a decision in an unrelated TCPA case which held that federal courts have federal question jurisdiction over private causes of action under the TCPA.  On January 20, 2012, the named plaintiff requested that the stay be lifted on the basis of the Supreme Court's decision, and on January 25, 2012 the District Court denied that request since the stay was based on the outcome of the Appeals Court rehearing in the Landsman Case.  On April 14, 2012, the Appeals Court issued an order in the Landsman Case vacating its prior order for rehearing, and remanding that case to the District Court to determine whether the statutory provisions of the TCPA limit whether or to what extent a TCPA claim can be heard as a class action in federal court where applicable state law would impose limitations on a class action if the claim were brought in state court. The resolution of this issue may affect whether the claim against Peterson's can be pursued as a class action, and in light of the ruling, Peterson's requested and received the District Court's permission to file a renewed motion to dismiss the complaint. Peterson's filed that motion on May 29, 2012. The District Court has not yet ruled on the motion.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the second quarter of 2012 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
April 1 - April 30, 2012	1,892	$25.15	1,892	1,530,627
May 1 - May 31, 2012	4,495	23.58	3,831	4,998,241
June 1 - June 30, 2012	2,003	22.26	1,714	4,996,527
Total	8,390	$23.62	7,437

(a)
The total number of shares includes: (i) shares purchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock purchased pursuant to the stock repurchase program included 1,892 shares, 3,831 shares, and 1,714 shares in April, May, and June 2012, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 0 shares, 664 shares, and 289 shares in April, May, and June 2012, respectively.  Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

(b)
On May 25, 2006, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock.  On February 9, 2007, the Company announced that its Board of Directors increased to ten million the total number of shares of Class A common stock authorized for repurchase under that program.  That program expired on May 24, 2012.  On May 9, 2012, the Company announced that its Board of Directors had authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2015.  The five million shares authorized under the new program include the remaining un-repurchased shares from the previous program, which the new program has replaced.

Working capital and dividend restrictions/limitations

The Company’s credit facilities, including its revolving line of credit which is available through February 17, 2016, impose restrictions on the Company’s minimum consolidated net worth, the ratio of the Company’s adjusted EBITDA to corporate debt interest, the indebtedness of the Company's subsidiaries, and the ratio of non-FFELP loans to all loans in the Company's portfolio. In addition, trust indentures and other financing agreements governing debt issued by the Company's education lending subsidiaries may have general limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends.

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

NELNET, INC.

Date:	August 8, 2012	By:	/s/ MICHAEL S. DUNLAP
		Name:	Michael S. Dunlap
		Title:	Chairman and Chief Executive Officer Principal Executive Officer

By:	/s/ TERRY J. HEIMES
Name:	Terry J. Heimes
Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer