Form 10-Q
period 2012-09-30
NELNET INC
filed 2012-11-09
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, there were 35,835,327 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	As of	As of
	September 30, 2012	December 31, 2011
	(unaudited)
Assets:
Student loans receivable (net of allowance for loan losses of $48,209 and $48,482, respectively)	$22,559,341	24,297,876
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	5,776	7,299
Cash and cash equivalents - held at a related party	87,898	35,271
Total cash and cash equivalents	93,674	42,570
Investments	92,860	50,780
Restricted cash and investments	905,561	614,322
Restricted cash - due to customers	98,327	109,809
Accrued interest receivable	267,856	308,401
Accounts receivable (net of allowance for doubtful accounts of $1,796 and $1,284, respectively)	71,399	63,654
Goodwill	117,118	117,118
Intangible assets, net	14,360	28,374
Property and equipment, net	32,752	34,819
Other assets	87,871	92,275
Fair value of derivative instruments	67,725	92,219
Total assets	$24,408,844	25,852,217
Liabilities:
Bonds and notes payable	$22,884,096	24,434,540
Accrued interest payable	16,636	19,634
Other liabilities	153,282	178,189
Due to customers	98,327	109,809
Fair value of derivative instruments	80,265	43,840
Total liabilities	23,232,606	24,786,012
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 35,839,076 shares and 35,643,102 shares, respectively	358	356
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,495,377 shares	115	115
Additional paid-in capital	52,843	49,245
Retained earnings	1,124,806	1,017,629
Accumulated other comprehensive loss	(1,933)	—
Employee notes receivable	(368)	(1,140)
Total Nelnet, Inc. shareholders' equity	1,175,821	1,066,205
Noncontrolling interest	417	—
Total equity	1,176,238	1,066,205
Commitments and contingencies
Total liabilities and equity	$24,408,844	25,852,217

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months		Nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
Interest income:
Loan interest	$150,528	156,955	454,574	433,247
Investment interest	1,140	672	3,290	2,254
Total interest income	151,668	157,627	457,864	435,501
Interest expense:
Interest on bonds and notes payable	66,402	60,866	203,175	164,227
Net interest income	85,266	96,761	254,689	271,274
Less provision for loan losses	5,000	5,250	18,000	14,250
Net interest income after provision for loan losses	80,266	91,511	236,689	257,024
Other income (expense):
Loan and guaranty servicing revenue	53,285	42,549	155,164	124,697
Tuition payment processing and campus commerce revenue	17,928	16,774	56,675	50,904
Enrollment services revenue	30,661	35,505	92,035	101,688
Other income	12,699	3,931	32,453	17,249
Gain on sale of loans and debt repurchases	195	—	1,130	8,307
Derivative market value and foreign currency adjustments and derivative settlements, net	(31,275)	(13,631)	(68,073)	(37,002)
Total other income	83,493	85,128	269,384	265,843
Operating expenses:
Salaries and benefits	46,395	44,132	144,193	130,925
Cost to provide enrollment services	20,151	23,825	62,203	68,804
Depreciation and amortization	8,402	7,917	24,764	21,462
Other	29,989	28,904	93,160	83,776
Total operating expenses	104,937	104,778	324,320	304,967
Income before income taxes	58,822	71,861	181,753	217,900
Income tax expense	(21,870)	(24,410)	(59,978)	(78,444)
Net income	36,952	47,451	121,775	139,456
Net income attributable to noncontrolling interest	124	—	412	—
Net income attributable to Nelnet, Inc.	$36,828	47,451	121,363	139,456
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic	$0.78	0.98	2.56	2.88
Net income attributable to Nelnet, Inc. shareholders - diluted	$0.77	0.98	2.55	2.87
Weighted average common shares outstanding:
Basic	47,086,098	48,059,747	47,042,035	48,177,539
Diluted	47,321,797	48,253,888	47,267,036	48,367,923

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months		Nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
Net income	$36,952	47,451	121,775	139,456
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains arising during period, net	133	—	1,745	—
Less reclassification adjustment for gains recognized in net income, net	(2,618)	—	(4,848)	—
Income tax effect	961	—	1,170	—
Total other comprehensive income (loss)	(1,524)	—	(1,933)	—
Comprehensive income	35,428	47,451	119,842	139,456
Comprehensive income attributable to noncontrolling interest	124	—	412	—
Comprehensive income attributable to Nelnet, Inc.	$35,304	47,451	119,430	139,456

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Employee notes receivable	Noncontrolling interest	Total equity
		Class A	Class B
Balance as of June 30, 2011	—	37,044,372	11,495,377	$—	370	115	74,646	914,823	—	(1,170)	—	988,784
Net income	—	—	—	—	—	—	—	47,451	—	—	—	47,451
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,811)	—	—	—	(4,811)
Issuance of common stock, net of forfeitures	—	17,157	—	—	1	—	314	—	—	—	—	315
Compensation expense for stock based awards	—	—	—	—	—	—	310	—	—	—	—	310
Repurchase of common stock	—	(1,097,441)	—	—	(11)	—	(20,585)	—	—	—	—	(20,596)
Payments received on employee stock notes receivable	—	—	—	—	—	—	—	—	—	30	—	30
Balance as of September 30, 2011	—	35,964,088	11,495,377	$—	360	115	54,685	957,463	—	(1,140)	—	1,011,483
Balance as of June 30, 2012	—	35,847,801	11,495,377	$—	358	115	52,194	1,092,715	(409)	(368)	293	1,144,898
Net income	—	—	—	—	—	—	—	36,828	—	—	124	36,952
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,524)	—	—	(1,524)
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,737)	—	—	—	(4,737)
Issuance of common stock, net of forfeitures	—	(180)	—	—	—	—	271	—	—	—	—	271
Compensation expense for stock based awards	—	—	—	—	—	—	584	—	—	—	—	584
Repurchase of common stock	—	(8,545)	—	—	—	—	(206)	—	—	—	—	(206)
Balance as of September 30, 2012	—	35,839,076	11,495,377	$—	358	115	52,843	1,124,806	(1,933)	(368)	417	1,176,238
Balance as of December 31, 2010	—	36,846,353	11,495,377	$—	368	115	76,263	831,057	—	(1,170)	—	906,633
Net income	—	—	—	—	—	—	—	139,456	—	—	—	139,456
Cash dividend on Class A and Class B common stock - $0.27 per share	—	—	—	—	—	—	—	(13,050)	—	—	—	(13,050)
Contingency payment related to business combination	—	—	—	—	—	—	(5,893)	—	—	—	—	(5,893)
Issuance of common stock, net of forfeitures	—	239,620	—	—	3	—	4,427	—	—	—	—	4,430
Compensation expense for stock based awards	—	—	—	—	—	—	1,007	—	—	—	—	1,007
Repurchase of common stock	—	(1,121,885)	—	—	(11)	—	(21,119)	—	—	—	—	(21,130)
Payments received on employee stock notes receivable	—	—	—	—	—	—	—	—	—	30	—	30
Balance as of September 30, 2011	—	35,964,088	11,495,377	$—	360	115	54,685	957,463	—	(1,140)	—	1,011,483
Balance as of December 31, 2011	—	35,643,102	11,495,377	$—	356	115	49,245	1,017,629	—	(1,140)	—	1,066,205
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	—	—	121,363	—	—	412	121,775
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,933)	—	—	(1,933)
Cash dividend on Class A and Class B common stock - $0.30 per share	—	—	—	—	—	—	—	(14,186)	—	—	—	(14,186)
Issuance of common stock, net of forfeitures	—	255,538	—	—	3	—	3,545	—	—	—	—	3,548
Compensation expense for stock based awards	—	—	—	—	—	—	1,573	—	—	—	—	1,573
Repurchase of common stock	—	(59,564)	—	—	(1)	—	(1,520)	—	—	—	—	(1,521)
Payments received on employee stock notes receivable	—	—	—	—	—	—	—	—	—	772	—	772
Balance as of September 30, 2012	—	35,839,076	11,495,377	$—	358	115	52,843	1,124,806	(1,933)	(368)	417	1,176,238

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Nine months ended September 30,
	2012	2011
Net income attributable to Nelnet, Inc.	$121,363	139,456
Net income attributable to noncontrolling interest	412	—
Net income	121,775	139,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including loan and debt premiums/discounts and deferred origination costs	53,677	54,462
Provision for loan losses	18,000	14,250
Derivative market value adjustment	67,349	18,683
Foreign currency transaction adjustment	(6,186)	10,902
(Payments) proceeds to terminate and/or amend derivative instruments, net	(6,430)	2,301
Gain on sale of loans	(80)	(1,345)
Gain from debt repurchases	(1,050)	(6,962)
Gain from sale of available-for-sale securities, net	(4,848)	—
Change in investments - trading securities, net	(2,024)	(6,598)
Deferred income tax benefit	(29,141)	(15,916)
Non-cash compensation expense	2,166	1,574
Other non-cash items	621	(124)
Decrease in accrued interest receivable	40,545	6,550
Increase in accounts receivable	(7,745)	(6,280)
Decrease in other assets	2,330	1,065
Decrease in accrued interest payable	(2,998)	(3,207)
Increase in other liabilities	14,636	3,135
Net cash provided by operating activities	260,597	211,946
Cash flows from investing activities:
Purchases of student loans	(875,556)	(820,812)
Purchases of student loans from a related party	(299)	(59)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	2,500,005	1,778,729
Proceeds from sale of student loans	92,149	95,178
Purchases of available-for-sale securities	(155,057)	—
Proceeds from sales of available-for-sale securities	112,854	—
Purchases of property and equipment, net	(7,370)	(9,776)
(Increase) decrease in restricted cash and investments, net	(291,239)	101,009
Business and asset acquisition contingency payments	—	(14,029)
Net cash provided by investing activities	1,375,487	1,130,240
Cash flows from financing activities:
Payments on bonds and notes payable	(2,795,019)	(2,386,461)
Proceeds from issuance of bonds and notes payable	1,232,250	995,644
Payments on bonds payable due to a related party	—	(107,050)
Payments of debt issuance costs	(7,630)	(2,282)
Dividends paid	(14,186)	(13,050)
Repurchases of common stock	(1,521)	(21,130)
Proceeds from issuance of common stock	349	406
Payments received on employee stock notes receivable	772	30
Issuance of noncontrolling interest	5	—
Net cash used in financing activities	(1,584,980)	(1,533,893)
Net increase (decrease) in cash and cash equivalents	51,104	(191,707)
Cash and cash equivalents, beginning of period	42,570	283,801
Cash and cash equivalents, end of period	$93,674	92,094
Supplemental disclosures of cash flow information:
Interest paid	$179,007	153,167
Income taxes paid, net of refunds	$86,798	97,640
Noncash activity:
Investing activity - Student loans acquired	$—	1,716,681
Operating activity - Other assets acquired and other liabilities assumed, net	$—	50,336
Financing activity - Borrowings assumed in acquisition of student loans and other assets	$—	1,741,017
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2012 and for the three and nine months ended
September 30, 2012 and 2011 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.    Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2011 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Noncontrolling Interest

Noncontrolling interest reflects the proportionate share of membership interest (equity) and net income attributable to the holders of minority membership interests in Whitetail Rock Capital Management, LLC ("WRCM"), a subsidiary of the Company that issued minority membership interests on January 1, 2012.
2.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of	As of
	September 30, 2012	December 31, 2011
Federally insured loans
Stafford and other	$6,652,639	7,480,182
Consolidation	15,962,969	16,852,527
Total	22,615,608	24,332,709
Non-federally insured loans	29,272	26,916
	22,644,880	24,359,625
Loan discount, net of unamortized loan premiums and deferred origination costs	(37,330)	(13,267)
Allowance for loan losses – federally insured loans	(35,614)	(37,205)
Allowance for loan losses – non-federally insured loans	(12,595)	(11,277)
	$22,559,341	24,297,876
Allowance for federally insured loans as a percentage of such loans	0.16%	0.15%
Allowance for non-federally insured loans as a percentage of such loans	43.03%	41.90%

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$49,657	42,300	48,482	43,626
Provision for loan losses:
Federally insured loans	5,000	5,000	18,000	13,500
Non-federally insured loans	—	250	—	750
Total provision for loan losses	5,000	5,250	18,000	14,250
Charge-offs:
Federally insured loans	(5,449)	(3,978)	(16,943)	(13,418)
Non-federally insured loans	(1,058)	(1,175)	(2,355)	(3,395)
Total charge-offs	(6,507)	(5,153)	(19,298)	(16,813)
Recoveries - non-federally insured loans	399	350	1,104	1,003
Purchase (sale) of loans, net:
Federally insured loans	(928)	2,200	(2,647)	2,200
Non-federally insured loans	—	—	—	—
Total purchase (sale) of loans, net	(928)	2,200	(2,647)	2,200
Transfer from repurchase obligation related to loans purchased, net	588	826	2,568	1,507
Balance at end of period	$48,209	45,773	48,209	45,773
Allocation of the allowance for loan losses:
Federally insured loans	$35,614	35,190	35,614	35,190
Non-federally insured loans	12,595	10,583	12,595	10,583
Total allowance for loan losses	$48,209	45,773	48,209	45,773

Repurchase Obligations

As of September 30, 2012, the Company had participated a cumulative amount of $107.7 million of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$17,243	20,689	19,223	12,600
Transfer to the allowance for loan losses related to loans purchased, net	(588)	(826)	(2,568)	(1,507)
Repurchase obligation associated with loans sold on January 13, 2011	—	—	—	6,270
Current period expense	—	—	—	2,500
Ending balance	$16,655	19,863	16,655	19,863

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s student loan delinquencies.

	As of September 30, 2012		As of December 31, 2011		As of September 30, 2011
Federally Insured Loans:
Loans in-school/grace/deferment (a)	$3,254,654		$3,664,899		$4,358,786
Loans in forbearance (b)	2,997,330		3,330,452		3,390,367
Loans in repayment status:
Loans current	14,091,408	86.1%	14,600,372	84.2%	14,555,949	86.1%
Loans delinquent 31-60 days (c)	637,994	3.9	844,204	4.9	675,053	4.0
Loans delinquent 61-90 days (c)	343,428	2.1	407,094	2.3	366,831	2.2
Loans delinquent 91-270 days (c)	1,000,250	6.1	1,163,437	6.7	1,060,385	6.3
Loans delinquent 271 days or greater (c)(d)	290,544	1.8	322,251	1.9	248,281	1.4
Total loans in repayment	16,363,624	100.0%	17,337,358	100.0%	16,906,499	100.0%
Total federally insured loans	$22,615,608		$24,332,709		$24,655,652

Non-Federally Insured Loans:
Loans in-school/grace/deferment (a)	$2,315		$2,058		$2,944
Loans in forbearance (b)	382		371		473
Loans in repayment status:
Loans current	18,951	71.3%	16,776	68.5%	19,209	74.9%
Loans delinquent 31-60 days (c)	808	3.0	706	2.9	893	3.5
Loans delinquent 61-90 days (c)	1,959	7.4	1,987	8.1	1,344	5.2
Loans delinquent 91 days or greater (c)	4,857	18.3	5,018	20.5	4,198	16.4
Total loans in repayment	26,575	100.0%	24,487	100.0%	25,644	100.0%
Total non-federally insured loans	$29,272		$26,916		$29,061

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

3.    Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of September 30, 2012
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$19,393,718	0.40% - 6.90%	11/25/15 - 7/27/48
Bonds and notes based on auction or remarketing	969,925	0.18% - 2.10%	5/1/28 - 5/25/42
Total variable-rate bonds and notes	20,363,643
FFELP warehouse facilities	499,352	0.23% - 0.38%	1/31/15 - 6/30/15
Department of Education Conduit	1,988,035	0.79%	5/8/14
Secured line of credit	50,000	1.71%	4/11/14
Unsecured line of credit	—	—	2/17/16
Unsecured debt - Junior Subordinated Hybrid Securities	100,697	3.73%	9/15/61
Other borrowings	28,316	3.66% - 5.72%	11/14/12 - 3/1/22
	23,030,043
Discount on bonds and notes payable	(145,947)
Total	$22,884,096

	As of December 31, 2011
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,252,403	0.42% - 6.90%	11/25/15 - 7/27/48
Bonds and notes based on auction or remarketing	970,575	0.11% - 2.19%	5/1/28 - 5/25/42
Total variable-rate bonds and notes	21,222,978
FFELP warehouse facilities	824,410	0.26% - 0.70%	7/1/14
Department of Education Conduit	2,339,575	0.74%	5/8/14
Unsecured line of credit	64,390	0.69%	5/8/12
Unsecured debt - Junior Subordinated Hybrid Securities	100,697	3.95%	9/15/61
Other borrowings	43,119	3.78% - 5.72%	11/14/12 - 3/1/22
	24,595,169
Discount on bonds and notes payable	(160,629)
Total	$24,434,540

(a)	Issued in asset-backed securitizations.

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

As of September 30, 2012, the Company has three FFELP warehouse facilities as summarized below.

	NHELP-II (a)	NHELP-I (b)	NFSLW-I (c)	Total
Maximum financing amount	$250,000	500,000	500,000	1,250,000
Amount outstanding	42,620	117,051	339,681	499,352
Amount available	$207,380	382,949	160,319	750,648
Expiration of liquidity provisions	January 31, 2013	October 2, 2013	June 28, 2013
Final maturity date	January 31, 2015	April 2, 2015	June 30, 2015
Maximum advance rates	90.5 - 93.5%	80 - 100%	90 - 98%
Minimum advance rates	90.5 - 93.5%	80 - 95%	84.5 - 90%
Advanced as equity support	$4,147	6,038	24,413	34,598

(a)	The Company entered into this facility on February 1, 2012.

(b)	The terms of this facility were amended on April 2, 2012. The table above reflects all amended terms.

(c)
The terms of this facility were amended on June 29, 2012. The table above reflects these amended terms. On October 11, 2012, this facility was amended to increase the maximum financing amount to $800 million. The increased maximum financing amount is a temporary increase and must be reduced to $600 million by December 7, 2012.

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

The FFELP warehouse facilities contain financial covenants relating to levels of the Company’s consolidated net worth, ratio of recourse indebtedness to adjusted EBITDA, and unencumbered cash. Any noncompliance with these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities.

Asset-backed securitizations

On May 4, 2012, June 11, 2012, and July 27, 2012, the Company completed asset-backed securitizations of $343.9 million, $333.0 million, and $424.3 million, respectively. Notes issued in the June and July securitizations were issued at a discount of $3.6 million and $1.3 million, respectively. These discounts are being accreted using the effective interest method over the expected term of the notes issued in the securitizations. The notes issued in these asset-backed securities transactions carry interest rates based on a spread to one-month LIBOR. As part of the Company's issuance of these asset-backed securities, the Company purchased the Class B subordinated notes in the aggregate amount of $27.6 million (par value). These notes are not included in the Company's consolidated balance sheet. If the Company sells these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. Upon sale, these notes would be shown as “bonds and notes payable” in the Company's consolidated balance sheet. The Company believes the market value of such notes is currently less than par value. Any excess of the par value over the market value on the date of sale would be recognized by the Company as interest expense over the life of the bonds.

Secured line of credit

On April 12, 2012, the Company entered into a $50.0 million line of credit, which is collateralized by asset-backed security investments. The line of credit has a maturity date of April 11, 2014 and has covenants and cross default provisions similar to those under the Company's unsecured line of credit discussed below. As of September 30, 2012, $50.0 million was outstanding on this line of credit.

Unsecured Line of Credit

As of December 31, 2011, the Company had a $750.0 million unsecured line of credit with a maturity date of May 8, 2012. As of December 31, 2011, there was $64.4 million outstanding on this line. On February 17, 2012, the Company entered into a new $250.0 million unsecured line of credit. In conjunction with entering into this new agreement, the outstanding balance on the $750.0 million unsecured line of credit of $64.4 million was paid off in full and the agreement was terminated. As of September 30, 2012, the $250.0 million unsecured line of credit had no amounts outstanding and $250.0 million was available for future use. The $250.0 million line of credit has a maturity date of February 17, 2016.

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
As of September 30, 2012, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

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

Basis Swaps

Prior to April 1, 2012, the interest earned on the majority of the Company's FFELP student loan assets was indexed to the three-month commercial paper index.  As allowed by recent legislation, effective April 1, 2012, the Company elected to change the index on which the Special Allowance Payments ("SAP") are calculated for the majority of the Company's FFELP loans from the commercial paper rate to the one-month LIBOR rate.  Meanwhile, the Company funds the majority of its assets with three-month LIBOR indexed floating rate securities.  The different interest rate characteristics of the Company's loan assets and liabilities funding these assets results in basis risk.

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

As of September 30, 2012, the Company had $21.7 billion and $0.9 billion of FFELP loans indexed to the one-month LIBOR rate and the three-month treasury bill rate, respectively, both of which reset daily, and $17.8 billion of debt indexed to three-month LIBOR, which resets quarterly, and $1.7 billion of debt indexed to one-month LIBOR, which resets monthly.

The Company has used derivative instruments to hedge its basis risk and repricing risk.  The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the 1:3 Basis Swaps).

The following table summarizes the Company’s 1:3 Basis Swaps outstanding as of both September 30, 2012 and December 31, 2011:

Maturity		Notional amount
2021		$250,000
2023		1,250,000
2024		250,000
2026		800,000
2028		100,000
2036		700,000
2039	(a)	150,000
2040	(b)	200,000
		$3,700,000	(c)
(a)This derivative has a forward effective start date in 2015.
(b)This derivative has a forward effective start date in 2020.

(c)	The weighted average rate paid by the Company on the 1:3 Basis Swaps is one-month LIBOR plus 1.2 basis points.
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

As of September 30, 2012 and December 31, 2011, the Company had $8.9 billion and $10.9 billion, respectively, of student loan assets that were earning fixed rate floor income of which the weighted average estimated variable conversion rate for these loans, which is the estimated short-term interest rate at which loans would convert to a variable rate, was 2.05% and 1.79%, respectively.

The following tables summarize the outstanding derivative instruments used by the Company to economically hedge these loans.

As of September 30, 2012
Maturity		Notional amount	Weighted average fixed rate paid by the Company (a)

2013		$3,150,000	0.71%
2014		1,750,000	0.71
2015	(b)	1,100,000	0.89
2016		750,000	0.85
2017		750,000	0.99
		$7,500,000	0.78%

As of December 31, 2011
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2013	$2,150,000	0.85%
2014	750,000	0.85
2015	100,000	2.26
2020	50,000	3.23
	$3,050,000	0.93%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

(b)	$500 million of these derivatives have a forward effective start date in 2013.
Interest rate swaps – unsecured debt hedges

As of September 30, 2012 and December 31, 2011, the Company had $100.7 million of unsecured Junior Subordinated Hybrid Securities debt outstanding. The interest rate on the Hybrid Securities through September 29, 2036 is equal to three-month LIBOR plus 3.375%, payable quarterly. As of September 30, 2012 and December 31, 2011, the Company had the following derivatives outstanding that are used to effectively convert the variable interest rate on the Hybrid Securities to a fixed rate.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2036	$75,000	4.28%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Foreign Currency Exchange Risk

During 2006, the Company completed separate debt offerings of student loan asset-backed securities that included €420.5 million and €352.7 million Euro Notes with interest rates based on a spread to the EURIBOR index. As a result of these transactions, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The principal and accrued interest on these notes are re-measured at each reporting period and recorded in the Company’s consolidated balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the Company’s consolidated statements of income.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Re-measurement of Euro Notes	$(20,799)	73,453	6,186	(10,902)
Change in fair value of cross currency interest rate swaps	24,586	(53,142)	(24,934)	28,125
Total impact to consolidated statements of income - income (expense) (a)	$3,787	20,311	(18,748)	17,223

(a)
The financial statement impact of the above items is included in "Derivative market value and foreign currency adjustments and derivative settlements, net" in the Company's consolidated statements of income.

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

Accounting for Derivative Financial Instruments

The Company records derivative instruments in the consolidated balance sheets as either an asset or liability measured at its fair value. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting.  As a result, the change in fair value of the Company’s derivatives at each reporting date are included in the Company’s consolidated statements of income. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company.

Any proceeds received or payments made by the Company to terminate a derivative in advance of its expiration date, or to amend the terms of an existing derivative, are included in the Company's consolidated statements of income and are accounted for as a change in fair value of such derivative.

The following table summarizes the fair value of the Company’s derivatives:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
1:3 basis swaps	$9,859	10,988	1,517	641
Interest rate swaps - floor income hedges	—	592	52,379	18,384
Interest rate swaps - hybrid debt hedges	—	—	26,369	24,814
Cross-currency interest rate swaps	55,697	80,631	—	—
Other	2,169	8	—	1
Total	$67,725	92,219	80,265	43,840

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Settlements:
1:3 basis swaps	$1,100	321	3,651	902
T-Bill/LIBOR basis swaps	—	(69)	—	(263)
Interest rate swaps - floor income hedges	(5,595)	(3,482)	(12,237)	(16,045)
Interest rate swaps - hybrid debt hedges	(733)	(250)	(1,479)	(744)
Cross-currency interest rate swaps	227	3,745	3,390	8,625
Other	(50)	(8)	(235)	108
Total settlements - income (expense)	(5,051)	257	(6,910)	(7,417)
Change in fair value:
1:3 basis swaps	(4,578)	1,702	(2,005)	(3,736)
T-Bill/LIBOR basis swaps	—	87	—	208
Interest rate swaps - floor income hedges	(29,903)	(15,423)	(41,681)	(20,137)
Interest rate swaps - hybrid debt hedges	1,695	(20,747)	(890)	(23,196)
Cross-currency interest rate swaps	24,586	(53,142)	(24,934)	28,125
Other	2,775	182	2,161	53
Total change in fair value - income (expense)	(5,425)	(87,341)	(67,349)	(18,683)
Re-measurement of Euro Notes (foreign currency transaction adjustment) - income (expense)	(20,799)	73,453	6,186	(10,902)
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$(31,275)	(13,631)	(68,073)	(37,002)

Derivative Instruments - Credit and Market Risk

By using derivative instruments, the Company is exposed to credit and market risk.

The Company manages credit and market risks associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's risk committee. As of September 30, 2012, all of the Company's derivative counterparties had investment grade credit ratings. The Company also has a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

Credit Risk

When the fair value of a derivative contract is positive (an asset in the Company's consolidated balance sheet), this generally indicates that the counterparty would owe the Company if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by the Company. If the Company was unable to collect from a counterparty, it would have a loss equal to the amount the derivative is recorded in the consolidated balance sheet. As of September 30, 2012, the trustee for certain of the Company's asset-backed securities transactions held $19.1 million of collateral from the counterparty on the cross-currency interest rate swaps.

The Company considers counterparties' credit risk when determining the fair value of derivative positions on its exposure net of collateral. However, the Company does not use the collateral to offset fair value amounts recognized for derivative instruments in the financial statements.

Market Risk

When the fair value of a derivative instrument is negative (a liability in the Company's consolidated balance sheet), the Company would owe the counterparty if the derivative was settled and, therefore, has no immediate credit risk.  If the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company may be required to post collateral is dependent upon the Company's unsecured credit rating.  At the Company's current unsecured credit rating (Standard & Poor's: BBB- (stable outlook) and Moody's: Ba1

(stable outlook)), the Company has substantially collateralized its corporate derivative liability position with its counterparties. As such, any downgrades from the current rating would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate its contracts in the event of downgrades from the current rating. However, some long-dated derivative contracts have mutual optional termination provisions that can be exercised in 2016, 2017, and 2021. As of September 30, 2012, the fair value of derivatives with early termination provisions was a positive $0.5 million (an asset in the Company's consolidated balance sheet). As of September 30, 2012, the Company had $70.3 million posted as collateral to derivative counterparties, which is included in “restricted cash and investments” in the Company's consolidated balance sheet.

Interest rate movements have an impact on the amount of collateral the Company is required to deposit with its derivative instrument counterparties. With the Company's current derivative portfolio, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor expects that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. Due to the existing low interest rate environment, the Company's exposure to downward movements in interest rates on its interest rate swaps is limited.  In addition, the historical high correlation between one-month and three-month LIBOR and the limited notional amount of 1:3 Basis Swaps derivatives outstanding limit the Company's exposure to interest rate movements on these derivatives.

The Company's cross-currency interest rate swaps are derivatives entered into as a result of certain asset-backed security financings. These derivatives are entered into at the securitization trust level with the counterparty. Trust related derivatives do not contain credit contingent features related to the Company or the trust's credit ratings.

5.    Investments

The Company's available-for-sale investment portfolio consists of student loan asset-backed securities and equity and debt securities. These securities are carried at fair value, with the temporary changes in fair value, net of taxes, carried as a separate component of stockholders’ equity. The amortized cost of debt securities in this category (including the student loan asset-backed securities) is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method. Other-than-temporary impairment is evaluated by considering several factors, including the length of time and extent to which the fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the security (considering factors such as adverse conditions specific to the security and ratings agency actions), and the intent and ability to retain the investment to allow for an anticipated recovery in fair value. The entire fair value loss on a security that is other-than-temporary impairment is recorded in earnings if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the security before the expected recovery of the loss. However, if the impairment is other-than-temporary, and either of those two conditions does not exist, the portion of the impairment related to credit losses is recorded in earnings and the impairment related to other factors is recorded in other comprehensive income.

Securities classified as trading are accounted for at fair value with unrealized gains and losses included in "other income" in the consolidated statements of income.

Securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are accounted for at amortized cost unless the security is determined to have an other-than-temporary impairment. In that case, it is accounted for in the same manner as described above for available-for-sale investments.

A summary of the Company's investments and restricted investments follows:

	As of September 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	As of
					December 31, 2011
Investments:
Available-for-sale investments (a):
Student loan asset-backed and other debt securities	$81,591	589	(5,023)	77,157	—
Equity securities	3,634	1,517	(186)	4,965	—
Total available-for-sale investments	$85,225	2,106	(5,209)	82,122	—
Trading investments (a):
Student loan asset-backed and other debt securities				$10,738	43,933
Equity securities				—	6,847
Total trading investments				$10,738	50,780
Total available-for-sale and trading investments				$92,860	50,780
Restricted Investments (b):
Guaranteed investment contracts - held-to-maturity				$9,740	236,899

(a)	The Company transferred the majority of its investments from trading to available-for-sale on January 1, 2012 to reflect management's intention regarding such securities.

(b)
Restricted investments are included in “restricted cash and investments” in the Company's consolidated balance sheets. The Company's restricted investments include cash balances that the Company's indentured securitization trusts deposit in guaranteed investment contracts that are held for the related note holders. These investments are classified as held-to-maturity and the Company accounts for them at amortized cost, which approximates fair value.

On May 1, 2012, the majority of the Company's guaranteed investment contracts were terminated due to a downgrade in the credit rating of a guaranteed investment contract counterparty.  The sales of these investments were at par and had no income statement impact.  The proceeds from the sale of these investments were used to purchase permitted investments as specified by each underlying student loan asset-backed securitization trust indenture.  The new investments remain as assets within their respective trust estates and continue to be classified as “restricted cash and investments” in the consolidated balance sheet.

The following table summarizes the amount included in "other income" in the consolidated statements of income related to the Company's investments classified as available-for-sale and trading.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Available-for-sale securities:
Gross realized gains	$2,640	—	5,127	—
Gross realized losses	(22)	—	(279)	—
Trading securities:
Unrealized gains (losses), net	1,149	(4,645)	483	(2,820)
Realized gains (losses), net	487	561	1,186	(936)
	$4,254	(4,084)	6,517	(3,756)

As of September 30, 2012, the stated maturities of the Company's student loan asset-backed securities and debt securities classified as available-for-sale, are shown in the following table:

Year of Maturity:	Amortized cost	Fair value
2013-2016	$200	200
2017-2021	629	629
After 2021	80,762	76,328
Total	$81,591	77,157

As of September 30, 2012, the stated maturities of the Company's restricted investments, which are classified as held-to-maturity, are shown in the following table.

Year of Maturity:
2017-2021	$7,437
After 2021	2,303
Total	$9,740

6.    Intangible Assets

Intangible assets consist of the following:

	Weighted average remaining useful life as of September 30, 2012 (months)	As of September 30, 2012	As of December 31, 2011
Customer relationships (net of accumulated amortization of $70,057 and $59,893, respectively)	81	$13,076	23,240
Computer software (net of accumulated amortization of $7,214 and $5,103, respectively)	3	704	2,815
Trade names (net of accumulated amortization of $11,013 and $9,274, respectively)	3	580	2,319
	74	$14,360	28,374

The Company recorded amortization expense on its intangible assets of $4.6 million and $4.5 million for the three months ended September 30, 2012 and 2011, and $14.0 million and $12.4 million for the nine months ended September 30, 2012 and 2011, respectively. The Company will continue to amortize intangible assets over their remaining useful lives.  As of September 30, 2012, the Company estimates it will record amortization expense as follows:

2012 (October 1 - December 31)	$4,618
2013	3,399
2014	2,102
2015	829
2016	639
2017 and thereafter	2,773
$14,360

7.    Goodwill

The following table summarizes the Company’s allocation of goodwill by operating segment as of September 30, 2012 and December 31, 2011:

Student Loan and Guaranty Servicing	$8,596
Tuition Payment Processing and Campus Commerce	58,086
Enrollment Services	8,553
Asset Generation and Management	41,883
$117,118

8. Income Taxes

The Company's effective tax rate was 33.0 percent for the nine months ended September 30, 2012 compared to 36.0 percent in 2011. During the nine months ended September 30, 2012, state income tax laws were enacted that reduced the Company's income tax expense by $3.4 million.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income attributable to Nelnet, Inc.	$36,828	47,451	121,363	139,456
Less earnings allocated to holders of unvested restricted stock	290	303	911	873
Net income available to Nelnet, Inc. common shareholders	$36,538	47,148	120,452	138,583

Weighted average common shares outstanding - basic	47,086,098	48,059,747	47,042,035	48,177,539
Dilutive effect of the assumed vesting of restricted stock awards	235,699	194,141	225,001	190,384
Weighted average common shares outstanding - diluted	47,321,797	48,253,888	47,267,036	48,367,923

Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic	$0.78	0.98	2.56	2.88
Net income attributable to Nelnet, Inc. shareholders - diluted	$0.77	0.98	2.55	2.87

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

The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company, as well as the methodology used by management to evaluate performance and allocate resources. Executive management (the "chief operating decision maker") evaluates the performance of the Company’s operating segments based on their profitability.  Prior to 2012, management measured the profitability of the Company’s operating segments based on “base net income.”  The Company's "base net income" was not a defined term within U.S. generally accepted accounting principles ("GAAP") and was not necessarily comparable to similarly titled measures reported by other companies. However, “base net income,” which consisted of GAAP net income excluding the derivative market value and foreign currency adjustments, amortization of intangible assets, compensation related to business combinations, and variable rate floor income, net of settlements on derivatives, was the primary financial performance measure used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. Accordingly, information regarding the Company’s operating segments was historically provided based on “base net income.”  Due to the decrease in the number and dollar amount of differences between "base net income" and GAAP net income, during the first quarter of 2012, executive management discontinued utilizing "base net income" and began to evaluate the performance and profitability of the Company's operating segments based on financial results prepared in conformity with GAAP. As such, the Company has changed its operating segment income measurement from "base net income" to GAAP net income. Prior period segment operating results have been restated to conform to the current period presentation.

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

This operating segment also provides student loan servicing software, which is used internally by the Company and licensed to third-party student loan holders and servicers. These software systems have been adapted so that they can be offered as hosted servicing software solutions that can be used by third parties to service various types of student loans, including private, Federal Direct Loan Program, and FFEL Program loans.

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

As a result of legislation effective July 1, 2010, all new federal student loan originations are made by the Department through the Federal Direct Loan Program and the Company no longer originates FFELP loans. This legislation does not alter or affect the terms and conditions of existing FFELP loans.

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

Segment Results of Operations

	Three months ended September 30, 2012
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$12	3	—	15	150,661	1,891	(899)	151,668
Interest expense	—	—	—	—	64,829	2,472	(899)	66,402
Net interest income (loss)	12	3	—	15	85,832	(581)	—	85,266
Less provision for loan losses	—	—	—	—	5,000	—	—	5,000
Net interest income (loss) after provision for loan losses	12	3	—	15	80,832	(581)	—	80,266
Other income (expense):
Loan and guaranty servicing revenue	53,285	—	—	53,285	—	—	—	53,285
Intersegment servicing revenue	15,855	—	—	15,855	—	—	(15,855)	—
Tuition payment processing and campus commerce revenue	—	17,928	—	17,928	—	—	—	17,928
Enrollment services revenue	—	—	30,661	30,661	—	—	—	30,661
Other income	—	—	—	—	5,834	6,865	—	12,699
Gain on sale of loans and debt repurchases	—	—	—	—	195	—	—	195
Derivative market value and foreign currency adjustments, net	—	—	—	—	(30,694)	4,470	—	(26,224)
Derivative settlements, net	—	—	—	—	(4,319)	(732)	—	(5,051)
Total other income (expense)	69,140	17,928	30,661	117,729	(28,984)	10,603	(15,855)	83,493
Operating expenses:
Salaries and benefits	27,716	8,578	5,147	41,441	462	4,492	—	46,395
Cost to provide enrollment services	—	—	20,151	20,151	—	—	—	20,151
Depreciation and amortization	4,691	1,703	1,633	8,027	—	375	—	8,402
Other	16,775	2,285	1,782	20,842	3,451	5,696	—	29,989
Intersegment expenses, net	1,262	1,379	1,000	3,641	16,064	(3,850)	(15,855)	—
Total operating expenses	50,444	13,945	29,713	94,102	19,977	6,713	(15,855)	104,937
Income (loss) before income taxes and corporate overhead allocation	18,708	3,986	948	23,642	31,871	3,309	—	58,822
Corporate overhead allocation	(1,337)	(446)	(446)	(2,229)	(909)	3,138	—	—
Income (loss) before income taxes	17,371	3,540	502	21,413	30,962	6,447	—	58,822
Income tax (expense) benefit	(6,601)	(1,345)	(191)	(8,137)	(11,765)	(1,968)	—	(21,870)
Net income (loss)	10,770	2,195	311	13,276	19,197	4,479	—	36,952
Net income attributable to noncontrolling interest	—	—	—	—	—	124	—	124
Net income (loss) attributable to Nelnet, Inc.	$10,770	2,195	311	13,276	19,197	4,355	—	36,828

	Three months ended September 30, 2011
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$15	11	—	26	157,071	1,285	(755)	157,627
Interest expense	—	—	—	—	59,049	2,572	(755)	60,866
Net interest income (loss)	15	11	—	26	98,022	(1,287)	—	96,761
Less provision for loan losses	—	—	—	—	5,250	—	—	5,250
Net interest income (loss) after provision for loan losses	15	11	—	26	92,772	(1,287)	—	91,511
Other income (expense):
Loan and guaranty servicing revenue	42,549	—	—	42,549	—	—	—	42,549
Intersegment servicing revenue	16,622	—	—	16,622	—	—	(16,622)	—
Tuition payment processing and campus commerce revenue	—	16,774	—	16,774	—	—	—	16,774
Enrollment services revenue	—	—	35,505	35,505	—	—	—	35,505
Other income	—	—	—	—	3,694	237	—	3,931
Gain on sale of loans and debt repurchases	—	—	—	—	—	—	—	—
Derivative market value and foreign currency adjustments, net	—	—	—	—	6,677	(20,565)	—	(13,888)
Derivative settlements, net	—	—	—	—	507	(250)	—	257
Total other income (expense)	59,171	16,774	35,505	111,450	10,878	(20,578)	(16,622)	85,128
Operating expenses:
Salaries and benefits	25,335	7,594	6,484	39,413	694	4,025	—	44,132
Cost to provide enrollment services	—	—	23,825	23,825	—	—	—	23,825
Depreciation and amortization	4,104	1,799	1,662	7,565	—	352	—	7,917
Other	14,420	2,302	2,129	18,851	3,311	6,742	—	28,904
Intersegment expenses, net	1,291	1,166	783	3,240	16,865	(3,483)	(16,622)	—
Total operating expenses	45,150	12,861	34,883	92,894	20,870	7,636	(16,622)	104,778
Income (loss) before income taxes and corporate overhead allocation	14,036	3,924	622	18,582	82,780	(29,501)	—	71,861
Corporate overhead allocation	(963)	(321)	(321)	(1,605)	(1,605)	3,210	—	—
Income (loss) before income taxes	13,073	3,603	301	16,977	81,175	(26,291)	—	71,861
Income tax (expense) benefit	(4,967)	(1,369)	(114)	(6,450)	(30,846)	12,886	—	(24,410)
Net income (loss)	8,106	2,234	187	10,527	50,329	(13,405)	—	47,451
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—
Net income (loss) attributable to Nelnet, Inc.	$8,106	2,234	187	10,527	50,329	(13,405)	—	47,451

	Nine months ended September 30, 2012
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$44	8	—	52	455,413	5,226	(2,827)	457,864
Interest expense	—	—	—	—	199,675	6,327	(2,827)	203,175
Net interest income (loss)	44	8	—	52	255,738	(1,101)	—	254,689
Less provision for loan losses	—	—	—	—	18,000	—	—	18,000
Net interest income (loss) after provision for loan losses	44	8	—	52	237,738	(1,101)	—	236,689
Other income (expense):
Loan and guaranty servicing revenue	155,164	—	—	155,164	—	—	—	155,164
Intersegment servicing revenue	49,210	—	—	49,210	—	—	(49,210)	—
Tuition payment processing and campus commerce revenue	—	56,675	—	56,675	—	—	—	56,675
Enrollment services revenue	—	—	92,035	92,035	—	—	—	92,035
Other income	—	—	—	—	14,415	18,038	—	32,453
Gain on sale of loans and debt repurchases	—	—	—	—	1,130	—	—	1,130
Derivative market value and foreign currency adjustments, net	—	—	—	—	(62,351)	1,188	—	(61,163)
Derivative settlements, net	—	—	—	—	(5,431)	(1,479)	—	(6,910)
Total other income (expense)	204,374	56,675	92,035	353,084	(52,237)	17,747	(49,210)	269,384
Operating expenses:
Salaries and benefits	85,663	25,771	17,587	129,021	1,723	13,449	—	144,193
Cost to provide enrollment services	—	—	62,203	62,203	—	—	—	62,203
Depreciation and amortization	13,629	5,174	4,867	23,670	—	1,094	—	24,764
Other	52,980	7,557	5,483	66,020	10,203	16,937	—	93,160
Intersegment expenses, net	3,832	4,042	2,824	10,698	49,842	(11,330)	(49,210)	—
Total operating expenses	156,104	42,544	92,964	291,612	61,768	20,150	(49,210)	324,320
Income (loss) before income taxes and corporate overhead allocation	48,314	14,139	(929)	61,524	123,733	(3,504)	—	181,753
Corporate overhead allocation	(4,115)	(1,372)	(1,372)	(6,859)	(3,701)	10,560	—	—
Income (loss) before income taxes	44,199	12,767	(2,301)	54,665	120,032	7,056	—	181,753
Income tax (expense) benefit	(16,796)	(4,851)	874	(20,773)	(45,610)	6,405	—	(59,978)
Net income (loss)	27,403	7,916	(1,427)	33,892	74,422	13,461	—	121,775
Net income attributable to noncontrolling interest	—	—	—	—	—	412	—	412
Net income (loss) attributable to Nelnet, Inc.	$27,403	7,916	(1,427)	33,892	74,422	13,049	—	121,363

	Nine months ended September 30, 2011
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$42	19	—	61	433,994	3,578	(2,132)	435,501
Interest expense	—	—	—	—	158,034	8,325	(2,132)	164,227
Net interest income (loss)	42	19	—	61	275,960	(4,747)	—	271,274
Less provision for loan losses	—	—	—	—	14,250	—	—	14,250
Net interest income (loss) after provision for loan losses	42	19	—	61	261,710	(4,747)	—	257,024
Other income (expense):
Loan and guaranty servicing revenue	124,697	—	—	124,697	—	—	—	124,697
Intersegment servicing revenue	51,272	—	—	51,272	—	—	(51,272)	—
Tuition payment processing and campus commerce revenue	—	50,904	—	50,904	—	—	—	50,904
Enrollment services revenue	—	—	101,688	101,688	—	—	—	101,688
Other income	—	—	—	—	11,827	5,422	—	17,249
Gain on sale of loans and debt repurchases	—	—	—	—	1,400	6,907	—	8,307
Derivative market value and foreign currency adjustments, net	—	—	—	—	(6,443)	(23,142)	—	(29,585)
Derivative settlements, net	—	—	—	—	(6,805)	(612)	—	(7,417)
Total other income (expense)	175,969	50,904	101,688	328,561	(21)	(11,425)	(51,272)	265,843
Operating expenses:
Salaries and benefits	75,454	21,995	18,672	116,121	2,181	12,623	—	130,925
Cost to provide enrollment services	—	—	68,804	68,804	—	—	—	68,804
Depreciation and amortization	10,946	4,459	5,011	20,416	—	1,046	—	21,462
Other	43,604	7,263	6,889	57,756	9,988	16,032	—	83,776
Intersegment expenses, net	3,720	3,377	2,560	9,657	52,059	(10,444)	(51,272)	—
Total operating expenses	133,724	37,094	101,936	272,754	64,228	19,257	(51,272)	304,967
Income (loss) before income taxes and corporate overhead allocation	42,287	13,829	(248)	55,868	197,461	(35,429)	—	217,900
Corporate overhead allocation	(2,949)	(983)	(983)	(4,915)	(4,914)	9,829	—	—
Income (loss) before income taxes	39,338	12,846	(1,231)	50,953	192,547	(25,600)	—	217,900
Income tax (expense) benefit	(14,946)	(4,881)	468	(19,359)	(73,168)	14,083	—	(78,444)
Net income (loss)	24,392	7,965	(763)	31,594	119,379	(11,517)	—	139,456
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—
Net income (loss) attributable to Nelnet, Inc.	$24,392	7,965	(763)	31,594	119,379	(11,517)	—	139,456

11. Related Party Transactions

The Company has entered into certain contractual arrangements with related parties as described in note 19 in the notes to the consolidated financial statements included in the Company's 2011 Annual Report.  The following provides an update for related party transactions that have occurred during the first nine months of 2012.

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

Investment Services

Union Bank and Trust Company ("Union Bank"), an entity under common control, has established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset-backed securities. On May 9, 2011, WRCM, an SEC-registered investment advisor and a subsidiary of the Company, entered into a management agreement with Union Bank, effective as of May 1, 2011, under which WRCM performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts.  The agreement provides that Union Bank will pay to WRCM annual fees of 25 basis points on the outstanding balance of the investments in the trusts.  As of September 30, 2012, the outstanding balance of investments in the trusts was $505.4 million. In addition, Union Bank will pay additional fees to WRCM of up to 50 percent of the gains from the sale of securities from the trusts.

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

On February 9, 2012, WRCM established a private investment fund (the “Fund”) for the primary purpose of purchasing, selling, investing, and trading, directly or indirectly, in student loan asset-backed securities, and to engage in financial transactions related thereto.  As of the date the Fund was established, the total amount invested in the Fund was $48.9 million, and Mr. Dunlap, UFS, Jeffrey R. Noordhoek (an executive officer of the Company), Farmers & Merchants Investment Inc. ("F&M") (which owns 81.4 percent of Union Bank and of which Mr. Dunlap along with his spouse owns 40.3 percent of its stock), Angela L. Muhleisen (who is a sister of Mr. Dunlap, as well as Director, Chairperson, President, and Chief Executive Officer of Union Bank, and owner of 38.6 percent of F&M stock) and her spouse, and WRCM had investments in the Fund in the amounts of $2.5 million, $1.0 million, $1.0 million, $2.0 million, $2.6 million, and $0.1 million, respectively.  The management agreement for the Fund provides non-affiliated limited partners the ability to remove WRCM as manager of the Fund without cause. WRCM earns 50 basis points (annually) from the Fund on the outstanding balance of the investments in the Fund, of which WRCM pays approximately 50 percent of such amount to Union Bank as custodian.  As of September 30, 2012, the outstanding balance of investments in the Fund was $52.3 million. In addition, WRCM earns up to 50 percent of the gains from the sale of securities from the Fund.

The Company recognized $2.6 million and $8.8 million of fee revenue for the three and nine months ended September 30, 2012, respectively, and $2.9 million and $4.1 million of fee revenue for the three and nine months ended September 30, 2011, respectively, related to the agreements discussed above, which is included in "other income" in the Company's consolidated statements of income.

12.   Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of September 30, 2012
	Level 1	Level 2	Total
Assets:
Investments: (a)
Student loan asset-backed securities	$—	87,061	87,061
Equity securities	4,965	—	4,965
Debt securities	834	—	834
Total investments	5,799	87,061	92,860
Fair value of derivative instruments (b)	—	67,725	67,725
Total assets	$5,799	154,786	160,585
Liabilities:
Fair value of derivative instruments (b)	$—	80,265	80,265
Total liabilities	$—	80,265	80,265

	As of December 31, 2011
	Level 1	Level 2	Total
Assets:
Investments: (a)
Student loan asset-backed securities	$—	42,412	42,412
Equity securities	6,847	—	6,847
Debt securities	1,521	—	1,521
Total investments	8,368	42,412	50,780
Fair value of derivative instruments (b)	—	92,219	92,219
Total assets	$8,368	134,631	142,999
Liabilities:
Fair value of derivative instruments (b)	$—	43,840	43,840
Total liabilities	$—	43,840	43,840

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

There were no transfers into or out of level 1, level 2, or level 3 for the nine months ended September 30, 2012.

The following table summarizes the fair values of all of the Company’s financial instruments in the consolidated balance sheets:

	As of September 30, 2012
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$22,877,316	22,559,341	—	—	22,877,316
Cash and cash equivalents	93,674	93,674	93,674	—	—
Investments	92,860	92,860	5,799	87,061	—
Restricted cash	895,821	895,821	895,821	—	—
Restricted cash – due to customers	98,327	98,327	98,327	—	—
Restricted investments	9,740	9,740	9,740	—	—
Accrued interest receivable	267,856	267,856	267,856	—	—
Derivative instruments	67,725	67,725	—	67,725	—
Financial liabilities:
Bonds and notes payable	22,190,514	22,884,096	—	22,190,514	—
Accrued interest payable	16,636	16,636	16,636	—	—
Due to customers	98,327	98,327	98,327	—	—
Derivative instruments	80,265	80,265	—	80,265	—

	As of December 31, 2011
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$23,894,005	24,297,876	—	—	23,894,005
Cash and cash equivalents	42,570	42,570	42,570	—	—
Investments	50,780	50,780	8,368	42,412	—
Restricted cash	377,423	377,423	377,423	—	—
Restricted cash – due to customers	109,809	109,809	109,809	—	—
Restricted investments	236,899	236,899	236,899	—	—
Accrued interest receivable	308,401	308,401	308,401	—	—
Derivative instruments	92,219	92,219	—	92,219	—
Financial liabilities:
Bonds and notes payable	23,003,453	24,434,540	—	23,003,453	—
Accrued interest payable	19,634	19,634	19,634	—	—
Due to customers	109,809	109,809	109,809	—	—
Derivative instruments	43,840	43,840	—	43,840	—

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

Bonds and Notes Payable

Bonds and notes payable are accounted for at cost in the financial statements except when denominated in a foreign currency. Foreign currency-denominated borrowings are re-measured at current currency spot rates in the financial statements. The fair value of bonds and notes payable was determined using indicative quotes from broker dealers or through standard bond pricing models using the stated terms of the borrowings, observable yield curves, and market credit spreads. Fair value adjustments for unsecured corporate debt are made based on indicative quotes from observable trades.

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

On April 14, 2012, the U.S. Court of Appeals for the Third Circuit, which has jurisdiction over the District Court, issued an order in an unrelated TCPA case which remanded that case to the District Court to determine whether the statutory provisions of the TCPA limit whether or to what extent a TCPA claim can be heard as a class action in federal court where applicable state law would impose limitations on a class action if the claim were brought in state court.  The resolution of this issue may affect whether the claim against Peterson's can be pursued as a class action, and in light of the ruling, Peterson's requested and received the District Court's permission to file a renewed motion to dismiss the complaint. Peterson's filed that motion on May 29, 2012, and on October 17, 2012, the District Court denied the motion.  On November 7, 2012, Peterson's filed a motion for reconsideration of the District Court's order, or in the alternative, to certify the District Court's order for interlocutory appeal, and intends to continue to contest the suit vigorously.

Due to the preliminary stage of this matter and the uncertainty and risks inherent in class determination and the overall litigation process, the Company believes that a meaningful estimate of a reasonably possible loss, if any, or range of reasonably possible losses, if any, cannot currently be made.

14. Subsequent Events

Secured Financing Transactions and Student Loan Acquisitions

On October 11, 2012 and November 8, 2012, the Company completed asset-backed securitizations of $937.5 million and $1.2 billion, respectively. Notes issued in these transactions carry interest rates based on a spread to one-month LIBOR. The Company used the proceeds from the issuance of these notes to finance student loans previously financed in other secured borrowings, including the Company's warehouse facilities and the Department's Conduit Program. In addition, the proceeds from these notes were used to purchase a total of $1.1 billion of FFELP student loans from third parties from October 1, 2012 through November 8, 2012. The Company anticipates purchasing additional FFELP loans during the remainder of 2012.

Cash Dividend

On November 8, 2012, the Company's Board of Directors declared a cash dividend on its outstanding shares of Class A and Class B common stock of $1.10 per share. The dividend consists of a regular quarterly dividend of $0.10 per share, and a special cash dividend of $1.00 per share. Both dividend payments will be paid on November 27, 2012 to shareholders of record at the close of business on November 19, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and nine months ended September 30, 2012 and 2011. All dollars are in thousands, except per share amounts, unless otherwise noted.)

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

•
risks from changes in the student loan and educational credit and services marketplace resulting from the implementation of, or changes in, applicable laws, regulations, and government programs, including the discontinuance of private sector student loan originations under the FFEL Program effective July 1, 2010, and regulations effective July 1, 2011 that could affect enrollment at for-profit schools, the uncertain nature of the potential impact of the Department's loan consolidation initiative or similar consolidation programs, and the Company’s ability to maintain or increase volumes under its loan servicing contract with the Department to service federally-owned student loans and to comply with servicing agreements with third-party customers for the service of loans under the Federal Direct Loan and FFEL Programs;

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

A summary of consolidated results and financial and operational highlights is summarized below.

•
Continued strong earnings. Net income of $53.1 million, or $1.12 per share, excluding derivative market value and foreign currency adjustments, for the third quarter of 2012, compared to $56.1 million, or $1.16 per share, for the same period a year ago. The decrease in year-over-year net income was expected as the Company's student loan portfolio runs off due to Congress' elimination of the FFEL Program in 2010. The decrease was partially offset by the growth of the Company's fee-based businesses. (a)(e)

•
An increase in revenue from fee-based businesses to $117.7 million, or 5.6%, for the third quarter of 2012 as compared to the same period in 2011, and an increase to $353.1 million, or 7.5%, for the nine months ended September 30, 2012 compared to the same period in 2011

•	An increase in book value per share to $24.85, or 16.6%, from September 30, 2011

•
Strong liquidity represented by $260.6 million of net cash provided by operating activities during the first nine months of 2012 and $629.8 million of liquidity available for use as of September 30, 2012 (b)

•
Achieved the first place ranking in the most recent annual survey results related to the servicing contract with the Department, which led to a larger allocation of loan volume to the Company for the fourth year of this contract (the period from August 15, 2012 through August 14, 2013). The Company is allocated 30 percent of new loan volume originated by the Department, up from 16 percent the prior two years.

•	Purchased $1.1 billion of student loans from third parties subsequent to September 30, 2012 (from October 1, 2012 through November 8, 2012)

•	Declared a cash dividend of $1.10 per share, consisting of a regular quarterly dividend of $0.10 per share and a special cash dividend of $1.00 per share, to be paid in the fourth quarter 2012.

The following tables set forth financial and other operating information of the Company.

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Operating Data:
Core student loan spread	1.44%	1.59%	1.43%	1.52%
Net interest income	$85,266	96,761	254,689	271,274
Fixed rate floor income, net of settlements on derivatives	34,736	40,598	109,812	105,081
Total revenue (c)(e)	189,983	190,527	567,236	552,452
Operating expenses	104,937	104,778	324,320	304,967
Net income	36,828	47,451	121,363	139,456
Net income, excluding derivative market value and foreign currency adjustments (a)(e)	53,087	56,062	159,284	157,799
Net income - per share	0.78	0.98	2.56	2.88
Net income, excluding derivative market value and foreign currency adjustments - per share (a)(e)	1.12	1.16	3.36	3.25

	As of	As of	As of
	September 30, 2012	December 31, 2011	September 30, 2011
Balance Sheet Data:
Total assets	$24,408,844	25,852,217	26,236,227
Total equity	1,176,238	1,066,205	1,011,483
Tangible equity (d)	1,044,760	920,713	861,291
Book value per common share	24.85	22.62	21.31
Tangible book value per common share (d)	22.07	19.53	18.15

Ratios:
Total equity to total assets	4.82%	4.12%	3.86%

(a)
"Derivative market value and foreign currency adjustments" include (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars. The derivative market value and foreign currency adjustments, net of tax, was an expense of $16.3 million ($0.34 per share) and $8.6 million ($0.18 per share) for the three months ended September 30, 2012 and 2011, respectively, and an expense of $37.9 million ($0.80 per share) and $18.3 million ($0.37 per share) for the nine months ended September 30, 2012 and 2011, respectively.

(b)	See "Liquidity and Capital Resources - Sources of liquidity currently available" in this Item 2.

(c)
Total revenue includes "net interest income after provision for loan losses" and "total other income" from the Company's consolidated statements of income, excluding the impact from changes in fair values of derivatives and foreign currency transaction adjustments of $26.2 million and $13.9 million for the three months ended September 30, 2012 and 2011, respectively, and $61.2 million and $29.6 million for the nine months ended September 30, 2012 and 2011, respectively.

(d)
Tangible equity, a non-GAAP measure, equals "total equity" less "goodwill" and "intangible assets, net." Management believes presenting tangible equity and tangible book value per common share are useful measures of evaluating the strength of the Company's capital position. These measures may be calculated differently by other companies. Goodwill was $117.1 million as of September 30, 2012, December 31, 2011, and September 30, 2011, and intangible assets, net, was $14.4 million, $28.4 million, and $33.1 million as of September 30, 2012, December 31, 2011, and September 30, 2011, respectively.

(e)
The Company provides non-GAAP information that reflects specific items management believes to be important in the evaluation of its financial position and performance, including specifically, but not limited to, the impact of unrealized gains and losses resulting from changes in fair values of derivative instruments which do not qualify for “hedge treatment” under GAAP, and foreign currency transaction gains or losses resulting from the re-measurement of the Company's Euro-denominated bonds to U.S. dollars. The Company believes these point-in-time estimates of asset and liability values related to these financial instruments that are subject to interest and currency rate fluctuations affect the period-to-period comparability of the results of operations.

The Company earns fee-based revenue through the following operating segments:

•	Student Loan and Guaranty Servicing ("LGS") - referred to as Nelnet Diversified Solutions ("NDS")

•	Tuition Payment Processing and Campus Commerce ("TPP&CC") - referred to as Nelnet Business Solutions ("NBS")

•	Enrollment Services - commonly called Nelnet Enrollment Solutions ("NES")

In addition, the Company earns net interest income on its student loan portfolio in its Asset Generation and Management ("AGM") operating segment.

The information below provides the operating results for each reportable operating segment for the three and nine months ended September 30, 2012 and 2011 (dollars in millions).

(a)
Total revenue includes "net interest income after provision for loan losses" and "total other income" from the Company's segment statements of income, excluding the impact from changes in fair values of derivatives and foreign currency transaction adjustments, which was an expense of $30.7 million and income of $6.7 million for the three months ended September 30, 2012 and 2011, respectively, and expenses of $62.4 million and $6.4 million for the nine months ended September 30, 2012 and 2011, respectively. Net income excludes changes in fair values of derivatives and foreign currency transaction adjustments, net of tax, which was an expense of $19.0 million and income of $4.1 million for the three months ended September 30, 2012 and 2011, respectively, and expenses of $38.7 million and $4.0 million for the nine months ended September 30, 2012 and 2011, respectively.

(b)	Computed as income before income taxes divided by total revenue.

A summary of the results and financial highlights for each reportable operating segment for the three and nine months ended September 30, 2012 and a summary of the Company's liquidity and capital resources follows. See "Results of Operations" for each reportable operating segment and "Liquidity and Capital Resources" under this Item 2 for additional detail.

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

•
Achieved the first place ranking in the most recent annual survey results related to the servicing contract with the Department, which led to a larger allocation of loan volume to the Company for the fourth year of this contract (the period from August 15, 2012 through August 14, 2013). The Company is allocated 30 percent of new loan volume originated by the Department, up from 16 percent the prior two years.

Tuition Payment Processing and Campus Commerce

•	An increase in revenue as a result of an increase in the number of managed tuition payment plans and campus commerce customers.

•	A compression in margin due to an increase in amortization of intangible assets and continued investment in new products and services to meet customer needs and expand product and service offerings.

Enrollment Services

•
Continued decrease in inquiry generation and inquiry management (agency) revenue due to the effects from regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

•	An increase in inquiry management (software) and digital marketing revenue due to an increase in client activity and the addition of new customers.

Asset Generation and Management

•	The acquisition of $898.6 million of FFELP student loans during the first nine months of 2012.

•
The loss of $875.4 million of FFELP student loans during the first nine months of 2012 as a result of the Department's special direct consolidation loan initiative, the student loan borrower application period for which expired June 30, 2012.

•	A decrease in variable student loan spread as a result of the widening between the index rate in which the Company earns on its student loans and the index rate paid to fund such loans.

•	Continued recognition of significant fixed rate floor income due to historically low interest rates.

Liquidity and Capital Resources

•	As of September 30, 2012, the Company had $629.8 million of liquidity available for use.

•	For the nine months ended September 30, 2012, the Company generated $260.6 million in net cash provided by operating activities.

•	Forecasted future cash flows from the Company's FFELP student loan portfolio remain strong and are estimated to be $1.88 billion as of September 30, 2012.

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

•
On November 8, 2012, the Company's Board of Directors declared a cash dividend of $1.10 per share, consisting of a regular quarterly dividend of $0.10 per share and a special cash dividend of $1.00 per share, to be paid in the fourth quarter 2012. The Company expects to use operating cash currently available to fund this dividend.

Income Taxes

•
The Company's effective tax rate was 37.2 percent and 33.0 percent for the three and nine months ended September 30, 2012, respectively, compared to 34.0 percent and 36.0 percent for the same periods in 2011. During the nine months ended September 30, 2012, state tax laws were enacted that reduced the Company's income tax expense by $3.4 million. The Company currently expects the effective tax rate for the last three months of 2012 will be 36.0 percent to 37.0 percent.

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

Net Interest Income

The Company generates a significant portion of its earnings from the spread, referred to as its student loan spread, between the yield the Company receives on its student loan portfolio and the cost of funding these loans. This spread income is reported in the Company’s consolidated statements of income as net interest income. The amortization/accretion of loan premiums and discounts, including capitalized costs of origination, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs, are netted against loan interest income in the Company’s consolidated statements of income. The amortization of debt issuance costs is included in interest expense in the Company’s consolidated statements of income.

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

Because the Company generates a significant portion of its earnings from its student loan spread, the interest rate sensitivity of the Company’s balance sheet is important to its operations. The current and future interest rate environment can and will affect the Company’s interest earnings, net interest income, and net income. The effects of changing interest rate environments are further outlined in Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

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

•
Digital Marketing - Digital marketing services include on-line information about colleges and universities and are sold primarily based on subscriptions. Revenues from sales of subscription services are recognized ratably over the term of the contract as earned. Subscription revenues received or receivable in advance of the delivery of services are included in deferred revenue. Digital marketing services also include editing services for admission essays. Fees for these services are recognized over the period in which services are provided to customers.

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

Operating Expenses

Operating expenses includes indirect costs incurred to acquire student loans; costs incurred to manage and administer the Company's student loan portfolio and its financing transactions; costs incurred to service the Company's student loan portfolio and the portfolios of third parties; collection costs related to rehabilitation revenue; the cost to provide enrollment services; costs incurred to provide tuition payment processing and campus commerce products and services to third parties; the depreciation and amortization of capital assets and intangible assets; investments in products, services, and technology to meet customer needs and support continued revenue growth; and other general and administrative expenses. The cost to provide enrollment services, as discussed previously, consists of costs incurred to provide inquiry generation, agency, digital marketing, and content solutions services in the Company's Enrollment Services operating segment.

Consolidated Results - Summary and Comparison of Operating Results

Net Interest Income (net of settlements on derivatives)

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Interest income:
Loan interest	$150,528	156,955	(6,427)	(4.1)%	$454,574	433,247	21,327	4.9%
Investment interest	1,140	672	468	69.6	3,290	2,254	1,036	46.0
Total interest income	151,668	157,627	(5,959)	(3.8)	457,864	435,501	22,363	5.1
Interest expense:
Interest on bonds and notes payable	66,402	60,866	5,536	9.1	203,175	164,227	38,948	23.7
Net interest income	85,266	96,761	(11,495)	(11.9)	254,689	271,274	(16,585)	(6.1)
Provision for loan losses	5,000	5,250	(250)	(4.8)	18,000	14,250	3,750	26.3
Net interest income after provision for loan losses	80,266	91,511	(11,245)	(12.3)	236,689	257,024	(20,335)	(7.9)
Derivative settlements, net (a)	(5,051)	257	(5,308)	(2,065.4)	(6,910)	(7,417)	507	(6.8)
Net interest income after provision for loan losses (net of settlements on derivatives)	$75,215	91,768	(16,553)	(18.0)%	$229,779	249,607	(19,828)	(7.9)%

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

Net interest income after provision for loan losses, net of settlements on derivatives, includes the following items:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Variable student loan interest margin, net of settlements on derivatives (a)	$47,543	58,570	(11,027)	(18.8)%	$142,484	165,458	(22,974)	(13.9)%
Fixed rate floor income, net of settlements on derivatives (b)	34,736	40,598	(5,862)	(14.4)	109,812	105,081	4,731	4.5
Investment interest	1,140	672	468	69.6	3,290	2,254	1,036	46.0
Non-portfolio related derivative settlements	(732)	(250)	(482)	192.8	(1,480)	(611)	(869)	142.2
Corporate debt interest expense (c)	(2,472)	(2,572)	100	(3.9)	(6,327)	(8,325)	1,998	(24.0)
Provision for loan losses (d)	(5,000)	(5,250)	250	(4.8)	(18,000)	(14,250)	(3,750)	26.3
Net interest income after provision for loan losses (net of settlements on derivatives)	$75,215	91,768	(16,553)	(18.0)%	$229,779	249,607	(19,828)	(7.9)%

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

(c)
Corporate debt interest expense includes interest expense incurred by the Company on its Junior Subordinated Hybrid Securities, its unsecured line of credit, and its secured line of credit. Interest expense for the nine months ended September 30, 2012 decreased primarily as a result of the repurchase of $62.6 million of Junior Subordinated Hybrid Securities in February 2011.

(d)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses inherent in the Company's portfolio of loans.  The provision for loan losses recognized by the Company increased during the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to an increase in delinquent loans.

Other Income

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Loan and guaranty servicing revenue (a)	$53,285	42,549	10,736	25.2%	$155,164	124,697	30,467	24.4%
Tuition payment processing and campus commerce revenue (b)	17,928	16,774	1,154	6.9	56,675	50,904	5,771	11.3
Enrollment services revenue (c)	30,661	35,505	(4,844)	(13.6)	92,035	101,688	(9,653)	(9.5)
Other income (d)	12,699	3,931	8,768	223.0	32,453	17,249	15,204	88.1
Gain on sale of loans and debt repurchases (e)	195	—	195	100.0	1,130	8,307	(7,177)	(86.4)
Derivative market value and foreign currency adjustments (f)	(26,224)	(13,888)	(12,336)	88.8	(61,163)	(29,585)	(31,578)	106.7
Derivative settlements, net (g)	(5,051)	257	(5,308)	(2,065.4)	(6,910)	(7,417)	507	(6.8)
Total other income	$83,493	85,128	(1,635)	(1.9)%	$269,384	265,843	3,541	1.3%

(a)
"Loan and guaranty servicing revenue" increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 due to an increase in servicing revenue from the Department of Education, an increase in guaranty servicing revenue, and an increase in software services revenue. See Item 2 under "Student Loan and Guaranty Servicing Operating Segment – Results of Operations" for additional information.

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

(d)	The following table summarizes the components of "other income."

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Borrower late fee income	$3,586	2,995	10,665	9,807
Investment advisory fees (1)	2,639	2,943	8,793	4,123
Investments - realized and unrealized gains/(losses), net	4,254	(4,084)	6,517	(3,756)
Other	2,220	2,077	6,478	7,075
Other income	$12,699	3,931	32,453	17,249

(1) The Company provides investment advisory services under certain arrangements through its subsidiary, WRCM, and earns annual fees of 25 basis points on the outstanding balance of investments and up to 50 percent of the gains from the sale of securities for which it provides advisory services. As of September 30, 2012, the outstanding balance of investments subject to these arrangements was $557.7 million.

(e)
During the nine months ended September 30, 2012, the Company recognized a gain of $1.1 million from the purchase of $21.7 million (par value) of the Company's asset-backed debt securities. During the three months ended March 31, 2011, the Company recognized a gain of $6.9 million from the purchase of $62.6 million (par value) of Junior Subordinated Hybrid Securities and $1.4 million from the sale of non-federally insured loans.

(f)
The change in “derivative market value and foreign currency adjustments” is the result of the change in the fair value of the Company’s derivative portfolio and translation gains/losses resulting from the re-measurement of the Company’s Euro-denominated bonds to U.S. dollars. These changes are summarized below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Change in fair value of derivatives - income (expense)	$(5,425)	(87,341)	(67,349)	(18,683)
Foreign currency transaction adjustment - income (expense)	(20,799)	73,453	6,186	(10,902)
Derivative market value and foreign currency adjustments - income (expense)	$(26,224)	(13,888)	(61,163)	(29,585)

(g)	As previously discussed, derivative settlements should be evaluated with the Company's net interest income.

Operating Expenses

As shown below, operating expenses, excluding the cost to provide enrollment services and collection costs related to loan rehabilitation revenue, increased $3.2 million (4.1%) for the three months ended September 30, 2012 and increased $23.1 million (10.3%) for the nine months ended September 30, 2012 compared to the same periods in 2011.

	Three months ended September 30,
			Change
	2012	2011	$	%
Salaries and benefits	$46,395	44,132	2,263	5.1%
Depreciation and amortization	8,402	7,917	485	6.1
Other expenses	25,026	24,613	413	1.7
Operating expenses, excluding cost to provide enrollment services and collection costs related to loan rehabilitation revenue	79,823	76,662	$3,161	4.1%
Cost to provide enrollment services	20,151	23,825
Collection costs related to loan rehabilitation revenue (a)	4,963	4,291
Total operating expenses	$104,937	104,778

	Nine months ended September 30,
			Change
	2012	2011	$	%
Salaries and benefits	$144,193	130,925	13,268	10.1%
Depreciation and amortization	24,764	21,462	3,302	15.4
Other expenses	78,161	71,666	6,495	9.1
Operating expenses, excluding cost to provide enrollment services and collection costs related to loan rehabilitation revenue	247,118	224,053	$23,065	10.3%
Cost to provide enrollment services	62,203	68,804
Collection costs related to loan rehabilitation revenue (a)	14,999	12,110
Total operating expenses	$324,320	304,967

(a)
The Company incurred collection costs directly related to revenue earned from rehabilitation loans. These costs are included in "other" under the operating expense section of the consolidated statements of income and are shown separately in the above table for comparability purposes for the periods shown.

The increase in operating expenses for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was due to the addition of resources and incurring other expenses to (i) support the growth in loan and guaranty servicing revenue and improve survey results related to the government servicing contract; (ii) support the hosted servicing software product; (iii) implement and comply with the Department's special direct consolidation loan initiative; and (iv) support the increase in the number of managed tuition payment plans and campus commerce customers.

OPERATING SEGMENTS

The results of each of the Company's reportable operating segments are included in note 10, "Segment Reporting," of the Notes to Consolidated Financial Statements included under Part I, Item 1, of this report. The following provides additional information and analysis of the results of operations for each reportable segment.

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

For a discussion of the products and services the Company offers as part of its Student Loan and Guaranty Servicing segment, see "Fee-Based Operating Segments - Student Loan and Guaranty Servicing" in note 10 of the Notes to Consolidated Financial Statements included under Part I, Item 1, of this report.

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

Based on the most recent survey results, the Company was ranked first out of the four private sector companies and will be allocated 30 percent of new loan volume originated by the Department during the period from August 15, 2012 through August 14, 2013 (the fourth year of the servicing contract). The Department projects it will originate new loans for 3.6 million borrowers in total during the fourth year of this contract, which are currently being allocated to the four servicers.
The servicing contract with the Department spans five years (through June 2014), with one five-year renewal at the option of the Department. Servicing loans under this contract will increase revenue earned by this segment.  Although the Company currently anticipates that the Department will exercise its option to renew the servicing contract for five years at the end of the current term in 2014, there can be no assurance of such renewal. In addition, as the federally-owned student loan portfolio becomes a larger portion of the Company's total student loan servicing portfolio, operating margins are expected to be lower than historical levels achieved.

Student Loan Servicing Volumes (dollars in millions)

Company owned	$23,139	$23,727	$23,249	$22,757	$22,503	$22,650	$22,277	$21,926	$21,504
% of total	61.6%	38.6%	34.2%	33.0%	30.2%	29.8%	27.1%	25.6%	23.2%
Number of servicing borrowers:
Government servicing:	441,913	2,804,502	2,814,142	2,666,183	2,966,706	3,036,534	3,096,026	3,137,583	3,588,412
FFELP servicing:	2,311,558	1,912,748	1,870,538	1,837,272	1,812,582	1,799,484	1,779,245	1,724,087	1,659,020
Total:	2,753,471	4,717,250	4,684,680	4,503,455	4,779,288	4,836,018	4,875,271	4,861,670	5,247,432

Number of remote hosted borrowers	684,996	545,456	529,682	514,538	579,600	9,566,296	8,645,463	7,909,300	7,505,693

Summary and Comparison of Operating Results

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Net interest income	$12	15	(3)	(20.0)%	$44	42	2	4.8%
Loan and guaranty servicing revenue	53,285	42,549	10,736	25.2	155,164	124,697	30,467	24.4
Intersegment servicing revenue	15,855	16,622	(767)	(4.6)	49,210	51,272	(2,062)	(4.0)
Total other income	69,140	59,171	9,969	16.8	204,374	175,969	28,405	16.1
Salaries and benefits	27,716	25,335	2,381	9.4	85,663	75,454	10,209	13.5
Depreciation and amortization	4,691	4,104	587	14.3	13,629	10,946	2,683	24.5
Other expenses	16,775	14,420	2,355	16.3	52,980	43,604	9,376	21.5
Intersegment expenses, net	1,262	1,291	(29)	(2.2)	3,832	3,720	112	3.0
Total operating expenses	50,444	45,150	5,294	11.7	156,104	133,724	22,380	16.7
Income before income taxes and corporate overhead allocation	18,708	14,036	4,672	33.3	48,314	42,287	6,027	14.3
Corporate overhead allocation	(1,337)	(963)	(374)	38.8	(4,115)	(2,949)	(1,166)	39.5
Income before income taxes	17,371	13,073	4,298	32.9	44,199	39,338	4,861	12.4
Income tax expense	(6,601)	(4,967)	(1,634)	32.9	(16,796)	(14,946)	(1,850)	12.4
Net income	$10,770	8,106	2,664	32.9%	$27,403	24,392	3,011	12.3%
Before Tax Operating Margin	25.1%	22.1%			21.6%	22.4%

Loan and guaranty servicing revenue.

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
FFELP servicing (a)	$6,077	6,712	(635)	(9.5)%	$19,341	20,450	(1,109)	(5.4)%
Private servicing (b)	2,305	2,825	(520)	(18.4)	6,846	7,587	(741)	(9.8)
Government servicing (c)	19,140	12,816	6,324	49.3	50,063	37,018	13,045	35.2
Guaranty servicing (d)	17,248	15,574	1,674	10.7	53,806	45,897	7,909	17.2
Software services (e)	8,515	4,622	3,893	84.2	25,108	13,745	11,363	82.7
Loan and guaranty servicing revenue	$53,285	42,549	10,736	25.2%	$155,164	124,697	30,467	24.4%

(a)	FFELP servicing revenue decreased in 2012 compared to 2011 due to third-party customers' FFELP portfolios decreasing in size due to runoff.

(b)
Private servicing revenue has decreased in 2012 compared to 2011 due to a decrease in private student loan originations. The Company currently expects new and expanded private servicing opportunities which may increase revenue in future periods.

(c)	Government servicing revenue increased during 2012 compared to 2011 due to an increase in volume from the Department.

(d)
Guaranty servicing revenue increased during 2012 compared to 2011 due to an increase in revenue earned from rehabilitation collections on defaulted loan assets.  For the three and nine months ended September 30, 2012, the Company earned $10.5 million and $32.1 million in revenue from rehabilitation collections, respectively, compared to $8.6 million and $24.2 million for the same periods in 2011. Excluding the rehabilitation collection revenue, guaranty servicing revenue decreased $0.3 million during the three months ended September 30, 2012 compared to 2011 and remained flat during the nine months ended September 30, 2012 compared to 2011. Guaranty servicing revenue will continue to decrease as FFELP portfolios run off and guaranty volume decreases.

(e)
In October 2011, the Company began providing hosted student loan servicing to a significant customer, which resulted in an increase in software services revenue compared to the prior year. The contract with this customer expires in December 2013, at which time the Company expects the number of remote hosted borrowers to significantly decrease. The Company believes subsequent contracts may be executed to maintain a portion of these borrowers on the Company's platforms. As of September 30, 2012, 7.5 million borrowers were hosted on the Company's hosted servicing software solution platforms, a decrease of 2.1 million borrowers from December 31, 2011. The increase in remote hosted servicing revenue compared to prior periods was offset by a reduction in revenue due to a decrease in the number of other products and services provided to external customers as a result of legislative changes in the student loan industry.

Intersegment servicing revenue. Intersegment servicing revenue includes servicing revenue earned by the Student Loan and Guaranty Servicing operating segment as a result of servicing loans for the Asset Generation and Management operating segment.

Operating expenses.  Excluding collection costs related to loan rehabilitation revenue, operating expenses increased $4.6 million (11.3%) and $19.5 million (16%) for the three and nine months ended September 30, 2012 compared to the same periods in 2011 due to incurring additional costs related to:

•	Supporting the increase in government servicing volume

•	Supporting initiatives to improve performance metrics under the government servicing contract

•	Supporting the additional volume that was added to the Company's servicing platforms beginning in October 2011 related to the hosted servicing software solution

There is potential for continued compression of operating margin in this operating segment as a result of the government servicing portfolio growing as a percentage of the Company’s total servicing portfolio.

TUITION PAYMENT PROCESSING AND CAMPUS COMMERCE OPERATING SEGMENT – RESULTS OF OPERATIONS

For a discussion of the products and services the Company offers as part of its Tuition Payment Processing and Campus Commerce segment, see "Fee-Based Operating Segments - Tuition Payment Processing and Campus Commerce" in note 10 of the Notes to Consolidated Financial Statements included under Part I, Item 1, of this report.

This segment is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Payment plan revenue is recognized over the course of the academic term, but the peak operational activities take place in summer and early fall. Revenue associated with providing electronic commerce subscription services is recognized over the service period, with the highest revenue months being July through September and December and January.  The Company’s operating expenses do not follow the seasonality of the revenues. This is primarily due to generally fixed year-round personnel costs and seasonal marketing costs. For example, revenue and pre-tax operating margin are generally higher in the first and third quarters and lower in the second and fourth quarters.

Summary and Comparison of Operating Results

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Net interest income	$3	11	(8)	(72.7)%	$8	19	(11)	(57.9)%
Tuition payment processing and campus commerce revenue	17,928	16,774	1,154	6.9	56,675	50,904	5,771	11.3
Salaries and benefits	8,578	7,594	984	13.0	25,771	21,995	3,776	17.2
Depreciation and amortization	1,703	1,799	(96)	(5.3)	5,174	4,459	715	16.0
Other expenses	2,285	2,302	(17)	(0.7)	7,557	7,263	294	4.0
Intersegment expenses, net	1,379	1,166	213	18.3	4,042	3,377	665	19.7
Total operating expenses	13,945	12,861	1,084	8.4	42,544	37,094	5,450	14.7
Income before income taxes and corporate overhead allocation	3,986	3,924	62	1.6	14,139	13,829	310	2.2
Corporate overhead allocation	(446)	(321)	(125)	38.9	(1,372)	(983)	(389)	39.6
Income before income taxes	3,540	3,603	(63)	(1.7)	12,767	12,846	(79)	(0.6)
Income tax expense	(1,345)	(1,369)	24	(1.8)	(4,851)	(4,881)	30	(0.6)
Net income	$2,195	2,234	(39)	(1.7)%	$7,916	7,965	(49)	(0.6)%
Before Tax Operating Margin	19.7%	21.5%			22.5%	25.2%

Tuition payment processing and campus commerce revenue. Tuition payment processing and campus commerce revenue increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 as a result of an increase in the number of managed tuition payment plans, as well as an increase in campus commerce customers.

Operating expenses. Operating expenses increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 as a result of incurring additional costs to support the increase in the number of managed tuition payment plans and campus commerce customers.  In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings.  These investments increased operating expenses in 2012 compared to 2011. The operating expenses for the nine months ended September 30, 2012 and 2011 include $1.7 million and $0.6 million, respectively, of amortization expense related to the acquisition of tuition payment plan contracts in June 2011. Excluding the amortization expense related to this acquisition, the before tax operating margin for the nine months ended September 30, 2012 and 2011 was 25.5% and 26.3%, respectively.

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

For a discussion of the products and services the Company offers as part of its Enrollment Services segment, see "Fee-Based Operating Segments - Enrollment Services" in note 10 of the Notes to Consolidated Financial Statements included under Part I, Item 1, of this report.

Summary and Comparison of Operating Results

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Enrollment services revenue	$30,661	35,505	(4,844)	(13.6)%	$92,035	101,688	(9,653)	(9.5)%
Salaries and benefits	5,147	6,484	(1,337)	(20.6)	17,587	18,672	(1,085)	(5.8)
Cost to provide enrollment services	20,151	23,825	(3,674)	(15.4)	62,203	68,804	(6,601)	(9.6)
Depreciation and amortization	1,633	1,662	(29)	(1.7)	4,867	5,011	(144)	(2.9)
Other expenses	1,782	2,129	(347)	(16.3)	5,483	6,889	(1,406)	(20.4)
Intersegment expenses, net	1,000	783	217	27.7	2,824	2,560	264	10.3
Total operating expenses	29,713	34,883	(5,170)	(14.8)	92,964	101,936	(8,972)	(8.8)
Income (loss) before income taxes and corporate overhead allocation	948	622	326	52.4	(929)	(248)	(681)	274.6
Corporate overhead allocation	(446)	(321)	(125)	38.9	(1,372)	(983)	(389)	39.6
Income (loss) before income taxes	502	301	201	66.8	(2,301)	(1,231)	(1,070)	86.9
Income tax (expense) benefit	(191)	(114)	(77)	67.5	874	468	406	86.8
Net income (loss)	$311	187	124	66.3%	$(1,427)	(763)	(664)	87.0%
Before Tax Operating Margin	1.6%	0.8%			(2.5)%	(1.2)%

 Enrollment services revenue, cost to provide enrollment services, and gross profit.

	Three months ended September 30, 2012
	Inquiry Generation (a)	Inquiry Management (Agency) (a)	Inquiry Management (Software) (b)	Digital Marketing (c)	Content Solutions (d)	Total
Enrollment services revenue	$4,479	18,750	961	1,177	5,294	30,661
Cost to provide enrollment services	2,692	16,646	—	57	756	20,151
Gross profit	$1,787	2,104	961	1,120	4,538	10,510
Gross profit %	39.9%	11.2%

	Three months ended September 30, 2011
	Inquiry Generation (a)	Inquiry Management (Agency) (a)	Inquiry Management (Software) (b)	Digital Marketing (c)	Content Solutions (d)	Total
Enrollment services revenue	$6,710	21,705	697	1,059	5,334	35,505
Cost to provide enrollment services	3,824	19,126	—	61	814	23,825
Gross profit	$2,886	2,579	697	998	4,520	11,680
Gross profit %	43.0%	11.9%

	Nine months ended September 30, 2012
	Inquiry Generation (a)	Inquiry Management (Agency) (a)	Inquiry Management (Software) (b)	Digital Marketing (c)	Content Solutions (d)	Total
Enrollment services revenue	$13,880	58,172	2,729	3,424	13,830	92,035
Cost to provide enrollment services	8,252	51,753	—	140	2,058	62,203
Gross profit	$5,628	6,419	2,729	3,284	11,772	29,832
Gross profit %	40.5%	11.0%

	Nine months ended September 30, 2011
	Inquiry Generation (a)	Inquiry Management (Agency) (a)	Inquiry Management (Software) (b)	Digital Marketing (c)	Content Solutions (d)	Total
Enrollment services revenue	$19,199	63,179	1,857	2,880	14,573	101,688
Cost to provide enrollment services	11,204	55,819	—	170	1,611	68,804
Gross profit	$7,995	7,360	1,857	2,710	12,962	32,884
Gross profit %	41.6%	11.6%

(a)
Inquiry generation revenue decreased $2.2 million (33.2%) and $5.3 million (27.7%) and inquiry management (agency) revenue decreased $3.0 million (13.6%) and $5.0 million (7.9%) for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

Revenues from these services have been affected by the ongoing regulatory uncertainty in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

(b)
Inquiry management (software) revenue increased $0.3 million (37.9%) and $0.9 million (47.0%) for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 due to an increase in client activity.

(c)
Digital marketing revenue increased $0.1 million (11.1%) and $0.5 million (18.9%) for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 due to an increase in customers and average order size.

(d)
Content solutions revenue decreased $0.7 million (5.1%) for the nine months ended September 30, 2012 compared to the same period in 2011 as a result of a decrease in list marketing services and a decrease in the size of a contract with a significant government customer.

Operating expenses.  Excluding the cost to provide enrollment services, operating expenses for the three and nine months ended September 30, 2012 decreased $1.5 million (13.5%) and $2.4 million (7.2%) compared to the same periods in 2011 due to cost saving measures relating to the decline in revenue.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

For a discussion of the products and services the Company offers as part of its Asset Generation and Management segment, see "Asset Generation and Management Operating Segment" in note 10 of the Notes to Consolidated Financial Statements included under Part I, Item 1, of this report.

Student Loan Portfolio

For a summary of the Company’s student loan portfolio as of September 30, 2012 and December 31, 2011, see note 2 of the Notes to Consolidated Financial Statements included under Part I, Item 1, of this report.

Loan Activity

The following table sets forth the activity of loans:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$23,582,595	23,113,812	24,359,625	23,784,069
Loan acquisitions (a)	152,016	1,999,333	898,606	2,682,420
Repayments, claims, capitalized interest, participations, and other	(466,355)	(325,064)	(1,345,883)	(1,315,403)
Consolidation loans lost to external parties (b)	(590,148)	(103,321)	(1,172,316)	(463,326)
Loans sold	(33,228)	(47)	(95,152)	(3,047)
Ending balance	$22,644,880	24,684,713	22,644,880	24,684,713

(a)
As a result of legislation effective July 1, 2010, all new federal loan originations are made by the Department of Education through the Federal Direct Loan Program and the Company no longer originates FFELP loans.  However, the Company believes there will continue to be opportunities to purchase FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses.

(b)
On October 25, 2011, the White House and the Department announced a short-term special direct consolidation loan initiative to eligible student loan borrowers, with a borrower application period beginning in January 2012 and ending June 30, 2012. The Department's initiative allowed student loan borrowers with at least one FFELP loan and at least one federal student loan owned by the Department to convert the FFELP loans to the Federal Direct Loan Program. As a result of this initiative, the amount of loans lost to external parties has increased compared to prior periods. For the three and nine month periods ended September 30, 2012, the Company lost FFELP loans of $506.5 million and $875.4 million, respectively, as a result of this initiative. All applications received by June 30, 2012 by eligible borrowers under this initiative continue to be processed. During the month ended October 31, 2012, the Company lost an additional $54.2 million of loans under this initiative.

Allowance for Loan Losses, Loan Repurchase Obligations, and Loan Delinquencies

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans.

In addition, the Company’s servicing operations are obligated to repurchase certain non-federally insured loans subject to participation interests in the event such loans become 60 or 90 days delinquent, and the Company has also retained credit risk related to certain non-federally insured loans sold and will pay cash to purchase back any of these loans which become 60 days delinquent. The Company’s estimate related to its obligation to repurchase these loans is included in “other liabilities” in the Company’s consolidated balance sheets.

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.

For a summary of the activity in the allowance for loan losses and accrual related to the Company's loan repurchase obligations for the three and nine months ended September 30, 2012 and 2011 and a summary of the Company's student loan delinquency amounts as of September 30, 2012, December 31, 2011, and September 30, 2011, see note 2 of the Notes to Consolidated Financial Statements included under Part I, Item 1, of this report.

The delinquency trends in the Company's portfolio of federally insured loans increased as of December 31, 2011 compared to September 30, 2011 due to the sustained downturn in the economy. During the first nine months of 2012, the notional amount (and percentage) of delinquent loans has improved as the Company continues to allocate resources to improve the performance of its portfolio. However, the increase in the amount of loans delinquent during the first nine months of 2012 compared to the same period in 2011 has resulted in an increase in the federally insured provision for loan losses.

The Company's non-federally insured loan portfolio has decreased since 2008 as a result of loan sales, runoff, and the Company no longer originating non-federally insured loans. The amortization of the non-federally insured student loan portfolio has resulted in provision expense being less than charge-offs during the three and nine months ended September 30, 2012 and 2011.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans, which represents the spread between earnings on student loan assets and the costs of the liabilities and derivative instruments used to fund those assets.

	Three months ended			Nine months ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Variable student loan yield, gross	2.65%	2.63%	2.57%	2.63%	2.58%
Consolidation rebate fees	(0.75)	(0.75)	(0.73)	(0.75)	(0.72)
Premium and deferred origination costs amortization, net of discount accretion	—	(0.01)	(0.03)	(0.01)	(0.11)
Variable student loan yield, net	1.90	1.87	1.81	1.87	1.75
Student loan cost of funds - interest expense	(0.97)	(0.98)	(0.82)	(0.99)	(0.83)
Student loan cost of funds - bonds and notes payable discount accretion	(0.11)	(0.11)	(0.11)	(0.11)	(0.04)
Student loan cost of funds - derivative settlements	0.02	0.03	0.06	0.04	0.05
Variable student loan spread	0.84	0.81	0.94	0.81	0.93
Fixed rate floor income, net of settlements on derivatives	0.60	0.62	0.65	0.62	0.59
Core student loan spread	1.44%	1.43%	1.59%	1.43%	1.52%

Average balance of student loans	$23,028,904	23,863,104	24,794,416	23,670,300	23,891,512
Average balance of debt outstanding	23,467,899	23,953,317	24,979,332	23,833,140	24,118,465

A trend analysis of the Company's core and variable student loan spreads is summarized below.

(a)
Prior to April 1, 2012, the interest earned on the majority of the Company's FFELP student loan assets was indexed to the three-month commercial paper rate.  As allowed by recent legislation, effective April 1, 2012, the Company elected to change the index on which the Special Allowance Payments are calculated for FFELP loans from the commercial paper rate to the one-month LIBOR rate.  The Company funds the majority of its assets with three-month LIBOR indexed floating rate securities.  The relationship between the indices in which the Company earns interest on its loans and funds such loans has a significant impact on student loan spread.  This table (the right axis) shows the difference between the Company's liability base rate and the one-month LIBOR (Q2 2012 - Q3 2012) or commercial paper rate indices (Q1 2011 - Q1 2012) by quarter.

Variable student loan spread decreased during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 as a result of the widening of the Asset/Liability Base Rate Spread as reflected in the above table.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income, net of settlements on derivatives.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Three months ended			Nine months ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Fixed rate floor income, gross	$40,331	40,489	44,080	122,049	121,126
Derivative settlements (a)	(5,595)	(3,505)	(3,482)	(12,237)	(16,045)
Fixed rate floor income, net	$34,736	36,984	40,598	109,812	105,081
Fixed rate floor income contribution to spread, net	0.60%	0.62%	0.65%	0.62%	0.59%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

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

Summary and Comparison of Operating Results

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Net interest income after provision for loan losses	$80,832	92,772	(11,940)	(12.9)%	$237,738	261,710	(23,972)	(9.2)%
Other income	5,834	3,694	2,140	57.9	14,415	11,827	2,588	21.9
Gain on sale of loans and debt repurchases	195	—	195	100.0	1,130	1,400	(270)	(19.3)
Derivative market value and foreign currency adjustments, net	(30,694)	6,677	(37,371)	559.7	(62,351)	(6,443)	(55,908)	867.7
Derivative settlements, net	(4,319)	507	(4,826)	(951.9)	(5,431)	(6,805)	1,374	(20.2)
Total other income	(28,984)	10,878	(39,862)	(366.4)	(52,237)	(21)	(52,216)
Salaries and benefits	462	694	(232)	(33.4)	1,723	2,181	(458)	(21.0)
Other expenses	3,451	3,311	140	4.2	10,203	9,988	215	2.2
Intersegment expenses, net	16,064	16,865	(801)	(4.7)	49,842	52,059	(2,217)	(4.3)
Total operating expenses	19,977	20,870	(893)	(4.3)	61,768	64,228	(2,460)	(3.8)
Income before income taxes and corporate overhead allocation	31,871	82,780	(50,909)	(61.5)	123,733	197,461	(73,728)	(37.3)
Corporate overhead allocation	(909)	(1,605)	696	(43.4)	(3,701)	(4,914)	1,213	(24.7)
Income before income taxes	30,962	81,175	(50,213)	(61.9)	120,032	192,547	(72,515)	(37.7)
Income tax expense	(11,765)	(30,846)	19,081	(61.9)	(45,610)	(73,168)	27,558	(37.7)
Net income	$19,197	50,329	(31,132)	(61.9)%	$74,422	119,379	(44,957)	(37.7)%

Additional information:
Net income	$19,197	50,329	(31,132)	(61.9)%	$74,422	119,379	(44,957)	(37.7)%
Derivative market value and foreign currency adjustments, net	30,694	(6,677)	37,371	(559.7)	62,351	6,443	55,908	867.7
Tax effect	(11,664)	2,537	(14,201)	(559.7)	(23,693)	(2,448)	(21,245)	867.7
Net income, excluding derivative market value and foreign currency adjustments	$38,227	46,189	(7,962)	(17.2)%	$113,080	123,374	(10,294)	(8.3)%

Net interest income after provision for loan losses (net of settlements on derivatives).

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Variable interest income, net of settlements on derivatives (a)	$154,821	164,580	(9,759)	(5.9)%	$473,905	470,072	3,833	0.8%
Consolidation rebate fees (b)	(43,348)	(45,863)	2,515	(5.5)	(132,827)	(128,976)	(3,851)	3.0
Premium and deferred origination costs amortization, net of discount accretion (c)	—	(1,854)	1,854	(100.0)	(1,746)	(19,736)	17,990	(91.2)
Interest on bonds and notes payable (d)	(57,638)	(51,340)	(6,298)	12.3	(177,413)	(148,949)	(28,464)	19.1
Bonds and notes payable discount accretion (e)	(6,292)	(6,953)	661	(9.5)	(19,435)	(6,953)	(12,482)	179.5
Variable student loan interest margin, net of settlements on derivatives	47,543	58,570	(11,027)	(18.8)	142,484	165,458	(22,974)	(13.9)
Fixed rate floor income, net of settlements on derivatives (f)	34,736	40,598	(5,862)	(14.4)	109,812	105,081	4,731	4.5
Investment interest	133	116	17	14.7	838	748	90	12.0
Intercompany interest	(899)	(755)	(144)	19.1	(2,827)	(2,132)	(695)	32.6
Provision for loan losses (g)	(5,000)	(5,250)	250	(4.8)	(18,000)	(14,250)	(3,750)	26.3
Net interest income after provision for loan losses (net of settlements on derivatives (h))	$76,513	93,279	(16,766)	(18.0)%	$232,307	254,905	(22,598)	(8.9)%

(a)
Variable interest income, net of settlements on derivatives, decreased for the three months ended September 30, 2012 compared to the same period in 2011 as a result of a decrease in the average student loan portfolio of $1.8 billion (7.1%).  The decrease was partially offset by an increase in the yield earned on student loans, net of settlements on derivatives, which increased to 2.67% for the three months ended September 30, 2012 from 2.63% for the same period in 2011.

Variable interest income, net of settlements on derivatives, increased for the nine months ended September 30, 2012 compared to the same period in 2011, as a result of an increase in the yield earned on student loans. The yield earned on student loans, net of settlements on derivatives, was 2.67% for the nine months ended September 30, 2012 compared to 2.63% during the same period in 2011.  The increase was partially offset by a decrease in the average student loan portfolio of $0.2 billion (0.9%) for the nine months ended September 30, 2012 compared to the same period in 2011.

(b)
Consolidation rebate fees decreased for the three months ended September 30, 2012 and increased for the nine months ended September 30, 2012 compared to the same periods in 2011. The increase for the nine month period was due to the purchase of the residual interest in $1.9 billion of consolidation loans in July 2011. The decrease for the three month period was due to a decrease in the average consolidation loan balance in 2012 as compared to 2011.

(c)
The amortization/accretion of loan premiums/discounts and deferred origination costs decreased as a result of the ongoing purchase of loans at a discount, which reduced the net costs being amortized/accreted.

(d)
Interest on bonds and notes payable increased as a result of an increase in the Company’s cost of funds to 0.97% and 0.99% for the three and nine months ended September 30, 2012 from 0.82% and 0.83% for the same periods in 2011. The increase was partially offset by a decrease in average debt outstanding of $1.5 billion (6.1%) and $0.2 billion (1.0%) for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

(e)
During July 2011, the Company recorded a discount on bonds and notes payable assumed as a result of the purchase of the residual interest in $1.9 billion of student loans and related debt. The bonds and notes payable discount is being accreted using the effective interest method over the lives of the bonds and notes payable.

(f)	The high levels of fixed rate floor income earned during the three and nine months ended September 30, 2012 and 2011 are due to historically low interest rates.

(g)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb probable losses inherent in the Company's portfolio of loans.  The federally insured loan provision increased $4.5 million during the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to an increase in delinquent loans.

(h)
Derivative settlements for each applicable period should be evaluated with the Company’s net interest income, as these amounts represent the current period economic impact related to outstanding derivatives.

Other income. The following table summarizes the components of “other income.”

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Borrower late fee income	$3,586	2,995	10,665	9,807
Realized and unrealized gains (losses) on trading investments, net	1,636	(133)	1,670	(133)
Other	612	832	2,080	2,153
Other income	$5,834	3,694	14,415	11,827

Gain on sale of loans and debt repurchases.  During 2012, the Company repurchased asset-backed securities of $21.7 million, resulting in a gain of $1.1 million. During 2011, the Company recognized a gain of $1.4 million from the sale of a portfolio of non-federally insured loans.

Derivative market value and foreign currency adjustments, net. The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.  Derivative instruments primarily used by the Company to manage interest rate risk includes interest rate swaps and basis swaps. Management has structured the majority of the Company's derivative transactions with the intent that each is economically effective. However, the Company's derivatives do not qualify for hedge accounting treatment, and the stand-alone derivatives must be marked-to-market, the adjustments for which are included in “derivative market value and foreign currency adjustments, net” in the statements of income.

In addition, the Company has Euro-denominated bonds of which the principal and accrued interest are re-measured at each reporting period to U.S. dollars. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in “derivative market value and foreign currency adjustments, net.” In connection with the issuance of the Euro-denominated bonds, the Company has entered into cross-currency interest rate swaps which do not qualify for hedge accounting treatment.  The re-measurement of the Euro-denominated bonds generally correlates with the change in fair value of the cross-currency interest rate swaps.  However, the Company will experience unrealized gains or losses related to the cross-currency interest rate swaps if the two underlying indices (and related forward curve) do not move in parallel.
The gains and/or losses included in “derivative market value and foreign currency adjustments and derivative settlements, net” in the Company's statements of income are primarily caused by interest rate and currency exchange rate volatility, as well as the volume and terms of derivatives not receiving hedge treatment.

Included in the table of operating results above is additional information which reflects the operating results of this segment excluding the unrealized gains and losses from the Company's derivative portfolio and the foreign currency transaction adjustments.

Other expenses.  Other expenses increased during the three and nine months ended September 30, 2012 compared to the same periods in 2011 as a result of an increase in fees paid to third parties for the servicing of a portion of the Company's student loan portfolio primarily due to the acquisition of the residual interest in $1.9 billion of loans in July 2011.

Intersegment expenses, net.  Intersegment expenses primarily include fees paid to the Student Loan and Guaranty Servicing operating segment for the servicing of the Company’s student loan portfolio.

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

As of September 30, 2012, the Company had $629.8 million of liquidity available for use (as summarized below). In addition, the Company generates a significant amount of cash from operations. The Company will continue to use its strong liquidity position to capitalize on market opportunities, including FFELP student loan acquisitions; strategic acquisitions and investments in its core business areas of loan financing, loan servicing, payment processing, and enrollment services (education planning); and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.

Sources of liquidity currently available

Liquidity generally refers to the ability of the Company to generate adequate amounts of cash to meet the Company's needs for cash. The following table details the Company’s sources of liquidity currently available under existing balances and arrangements:

As of September 30, 2012
Sources of primary liquidity:
Cash and cash equivalents	$93,674
Investments	92,860
Unencumbered private student loan assets	20,972
Asset-backed security investments - Class B subordinated notes (a)	104,113
Asset-backed security investments (b)	68,145
Available balance on unsecured line of credit	250,000
Total sources of primary liquidity	$629,764

(a)
As part of the Company’s issuance of asset-backed securitizations in 2008 and 2012, the Company purchased the Class B subordinated notes of $76.5 million (par value) and $27.6 million (par value), respectively. These notes are not included in the Company’s consolidated balance sheet. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. The amount included in the table above is the par value of these subordinated notes and may not represent market value upon sale of the notes.

(b)
The Company has repurchased its own asset-backed securities (bonds and notes payable).  For accounting purposes, these notes are effectively retired and are not included in the Company’s consolidated balance sheet.  However, as of September 30, 2012, $68.1 million of these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.  The amount included in the table above is the par value of these notes and may not represent market value upon sale of the notes.

Cash generated from operations

The Company has historically generated positive cash flow from operations.  For the nine months ended September 30, 2012 and year ended December 31, 2011, the Company had net cash flow from operating activities of $260.6 million and $310.9 million, respectively.

Cash Dividends

Dividends of $0.10 per share on the Company's Class A and Class B common stock were paid on March 15, 2012, June 15, 2012, and September 15, 2012 to all holders of record as of March 1, 2012, June 1, 2012, and August 31, 2012, respectively.

On November 8, 2012, the Company's Board of Directors declared a cash dividend on its outstanding shares of Class A and Class B common stock of $1.10 per share. The dividend consists of a regular quarterly dividend of $0.10 per share, and a special cash dividend of $1.00 per share. Both dividend payments will be paid on November 27, 2012 to shareholders of record at the close of business on November 19, 2012. The Company expects to use operating cash currently available to fund this dividend.

The Company will continue to evaluate the payment of future quarterly dividend payments based on future earnings, capital requirements, financial condition, and other factors.  In addition, the payment of dividends is subject to the terms of the Company’s outstanding Hybrid Securities, which generally provide that if the Company defers interest payments on those securities it cannot pay dividends on its capital stock.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The Company had the following debt obligations outstanding that are secured by student loan assets and related collateral.

	As of September 30, 2012
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$20,363,643	11/25/15 - 7/27/48
FFELP warehouse facilities	499,352	1/31/15 - 6/30/15
Department of Education Conduit	1,988,035	5/8/14
Secured line of credit	50,000	4/11/14
Other borrowings	28,316	11/14/12 - 3/1/22
	$22,929,346

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

As of September 30, 2012, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.88 billion as detailed below.  The $1.88 billion includes approximately $407.1 million (as of September 30, 2012) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans currently funded in asset-backed securitizations.  As of September 30, 2012, the Company had $20.2 billion of loans included in asset-backed securitizations, which represented 89 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department of Education’s Conduit Program and other warehouse facilities or loans acquired subsequent to September 30, 2012.

FFELP Asset-backed Securitization Cash Flow Forecast (a)
$1.88 billion
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

Interest rates:  The Company funds the majority of its student loans with three-month LIBOR indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets are indexed primarily to a one-month LIBOR rate.  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $60 million to $100 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of September 30, 2012, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a liability of $52.4 million. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of September 30, 2012, the Company had three FFELP warehouse facilities as summarized below.

	NHELP-II (a)	NHELP-I (b)	NFSLW-I (c)	Total
Maximum financing amount	$250,000	500,000	500,000	1,250,000
Amount outstanding	42,620	117,051	339,681	499,352
Amount available	$207,380	382,949	160,319	750,648
Expiration of liquidity provisions	January 31, 2013	October 2, 2013	June 28, 2013
Final maturity date	January 31, 2015	April 2, 2015	June 30, 2015
Maximum advance rates	90.5 - 93.5%	80 - 100%	90 - 98%
Minimum advance rates	90.5 - 93.5%	80 - 95%	84.5 - 90%
Advanced as equity support	$4,147	6,038	24,413	34,598

(a)	The Company entered into this facility on February 1, 2012.

(b)	The terms of this facility were amended on April 2, 2012. The table above reflects all amended terms.

(c)
The terms of this facility were amended on June 29, 2012. The table above reflects these amended terms. On October 11, 2012, this facility was amended to increase the maximum financing amount to $800 million. The increased maximum financing amount is a temporary increase and must be reduced to $600 million by December 7, 2012.

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

Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, obtain replacement warehouse facilities, use operating cash, rely on sales of assets, or transfer collateral to satisfy any remaining obligations.

Department of Education Conduit Program

In May 2009, the Department implemented a program under which it finances eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the "Conduit Program").  Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances were contributed by the Company. The Conduit Program expires on May 8, 2014. The Student Loan Short-Term Notes ("Student Loan Notes") issued by the Conduit Program are supported by a combination of  (i) notes backed by FFELP loans, (ii) a liquidity agreement with the Federal Financing Bank, and (iii) a put agreement provided by the Department.  If the conduit does not have sufficient funds to pay all Student Loan Notes, then those Student Loan Notes will be repaid with funds from the Federal Financing Bank.  The Federal Financing Bank will hold the notes for a short period of time and, if at the end of that time, the Student Loan Notes still cannot be paid off, the underlying FFELP loans that serve as collateral for the Conduit Program will be sold to the Department through a put agreement at a price of 97 percent of the face amount of the loans. As of September 30, 2012, the Company had $2.0 billion borrowed under the Conduit Program and $70.8 million advanced as equity support in the Conduit Program. Effective July 1, 2010, no additional loans could be funded using the Conduit Program.

The Company expects to access the securitization market prior to the Conduit Program’s maturity to refinance the student loan collateral included in the Conduit Program with debt that is structured to match the maturity of those assets.

Secured line of credit

On April 12, 2012, the Company entered into a $50.0 million line of credit, which is collateralized by asset-backed security investments. The line of credit has a maturity date of April 11, 2014 and has covenants and cross default provisions similar to those under the Company's unsecured line of credit discussed below. As of September 30, 2012, $50.0 million was outstanding on this line of credit.

Other Uses of Liquidity

Effective July 1, 2010, the Reconciliation Act of 2010 prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program.  As a result, the Company no longer originates new FFELP loans. The Company believes there will continue to be opportunities to purchase FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses.

The Company plans to fund FFELP student loan acquisitions from third parties using its Union Bank participation agreement (as described below); using its FFELP warehouse facilities (as described above); and continuing to access the asset-backed securities market.

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2015. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. As of September 30, 2012, a total of 4,991,240 shares remain authorized for repurchase under this program.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of September 30, 2012, $500.3 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets.

Asset-backed securities transactions

During the nine months ended September 30, 2012, the Company completed three asset-backed securitizations totaling $1.1 billion. In addition, on October 11, 2012 and November 8, 2012, the Company completed asset-backed securitizations of $937.5 million and $1.2 billion, respectively. The notes issued in these asset-backed securitizations carry interest rates based on a spread to one-month LIBOR.

Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market.  Asset-backed securities transactions would be used to refinance student loans included in the FFELP warehouse facilities, the Department's Conduit Program, and/or existing asset-backed security transactions.  The FFELP warehouse facilities and Conduit Program have advance rates that are less than par.  As of September 30, 2012, the Company had $34.6 million advanced in the FFELP warehouse facilities and $70.8 million advanced in the Department Conduit Program.  Depending on the terms of the asset-backed security transactions, refinancing loans included in these facilities could produce positive cash flow to the Company by reducing required advance rates, and are contemplated by management when making student loan financing decisions.

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

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. When the fair value of a derivative instrument is negative (a liability in the Company's balance sheet), it would owe the counterparty if the derivative was settled. If the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company may be required to post collateral is dependent upon its unsecured credit rating. Based on the Company's current unsecured credit ratings (Standard & Poor's: BBB- (stable outlook) and Moody's: Ba1 (stable outlook)), the Company has substantially collateralized its corporate derivative liability position with counterparties. As such, any downgrades from the current rating would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate its contracts in the event of downgrades from the current rating. However, some long-dated derivative contracts have mutual optional termination provisions that can be exercised in 2016, 2017, and 2021. As of September 30, 2012, the fair value of derivatives with early termination provisions was a positive $0.5 million (an asset in the Company's balance sheet).

Based on the derivative portfolio outstanding as of September 30, 2012, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of September 30, 2012, the fair value of the Company's derivatives, which had a negative fair value (a liability in the Company's balance sheet), was $80.3 million, and the Company had $70.3 million posted as collateral to derivative counterparties.

Description of Other Debt Facilities

Unsecured Line of Credit

The Company had a $750.0 million unsecured line of credit with a maturity date of May 8, 2012. On February 17, 2012, the Company entered into a new $250.0 million unsecured line of credit. In conjunction with entering into this new agreement, the outstanding balance on the $750.0 million unsecured line of credit of $64.4 million was paid in full and the agreement was terminated. As of September 30, 2012, the $250.0 million unsecured line of credit had no amounts outstanding and $250.0 million was available for future use. The $250.0 million line of credit has a maturity date of February 17, 2016. Upon the maturity date in 2016, there can be no assurance that the Company will be able to renew this line of credit, increase the amount outstanding under the line, if necessary, or find alternative funding.

The new line of credit agreement contains certain financial covenants that, if not met, would lead to an event of default under the agreement.  The covenants include maintaining:

•	A minimum consolidated net worth

•	A minimum adjusted EBITDA to corporate debt interest (over the last four rolling quarters)

•	A limitation on subsidiary indebtedness

•	A limitation on the percentage of non-federally insured loans in the Company’s portfolio

As of September 30, 2012, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

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

Junior Subordinated Hybrid Securities

In September 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities ("Hybrid Securities"). The Hybrid Securities are unsecured obligations of the Company. As of September 30, 2012, $100.7 million of Hybrid Securities were outstanding. The interest rate on the Hybrid Securities from the date they were issued through the optional redemption date, September 28, 2011, was 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the "scheduled maturity date," the interest rate on the Hybrid Securities is equal to three-month LIBOR plus 3.375%, payable quarterly, which was 3.73% at September 30, 2012. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that the Company has received proceeds from the sale of certain qualifying capital securities prior to such date (as defined in the Hybrid Securities’ prospectus). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the prospectus, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities. At the Company's option, the Hybrid Securities are redeemable in whole or in part, any time on or after September 29, 2011, at their principal amount plus accrued and unpaid interest, provided in the case of a redemption in part that the principal amount outstanding after such redemption is at least $50.0 million.

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

The following table sets forth the Company’s loan assets and debt instruments by interest rate characteristics:

	As of September 30, 2012		As of December 31, 2011
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$8,861,459	39.1%	$10,899,733	44.7%
Variable-rate loan assets	13,783,421	60.9	13,459,892	55.3
Total	$22,644,880	100.0%	$24,359,625	100.0%

Fixed-rate debt instruments	$15,387	0.1%	$29,517	0.1%
Variable-rate debt instruments	23,014,656	99.9	24,565,652	99.9
Total	$23,030,043	100.0%	$24,595,169	100.0%

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Fixed rate floor income, gross	$40,331	44,080	122,049	121,126
Derivative settlements (a)	(5,595)	(3,482)	(12,237)	(16,045)
Fixed rate floor income, net	$34,736	40,598	109,812	105,081

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that were earning fixed rate floor income as of September 30, 2012:

	Borrower/	Estimated
Fixed	lender	variable
interest	weighted	conversion	Loan
rate range	average yield	rate (a)	balance
3.0 - 3.49%	3.20%	0.56%	$2,056,472
3.5 - 3.99%	3.65%	1.01%	1,871,109
4.0 - 4.49%	4.20%	1.56%	1,416,670
4.5 - 4.99%	4.72%	2.08%	801,024
5.0 - 5.49%	5.24%	2.60%	538,545
5.5 - 5.99%	5.66%	3.02%	337,149
6.0 - 6.49%	6.18%	3.54%	384,131
6.5 - 6.99%	6.70%	4.06%	339,631
7.0 - 7.49%	7.17%	4.53%	135,562
7.5 - 7.99%	7.70%	5.06%	230,588
8.0 - 8.99%	8.17%	5.53%	510,145
> 9.0%	9.04%	6.40%	240,433
			$8,861,459

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of September 30, 2012, the weighted average estimated variable conversion rate was 2.05%. As of September 30, 2012, the short-term interest rate was 24 basis points.

The following table summarizes the outstanding derivative instruments as of September 30, 2012 used by the Company to hedge loans earning fixed rate floor income.

Maturity		Notional amount	Weighted average fixed rate paid by the Company (a)

2013		$3,150,000	0.71%
2014		1,750,000	0.71
2015	(b)	1,100,000	0.89
2016		750,000	0.85
2017		750,000	0.99
		$7,500,000	0.78%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

(b)	$500 million of these derivatives have a forward effective start date in 2013.

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of September 30, 2012:

Index	Frequency of variable resets	Assets	Debt outstanding that funded student loan assets
1 month LIBOR (a) (b)	Daily	$21,749,172	—
3 month Treasury bill	Varies	866,436	—
3 month LIBOR (b) (c)	Quarterly	—	17,789,923
1 month LIBOR	Monthly	—	1,720,846
Auction-rate or remarketing (d)	Varies	—	969,925
Asset-backed commercial paper (e)	Varies	—	2,370,336
Other (f)		263,738	28,316
		$22,879,346	22,879,346

(a)
Prior to April 1, 2012, the interest earned on the majority of the Company's FFELP student loan assets was indexed to the three-month commercial paper rate index.  As allowed by recent legislation, effective April 1, 2012, the Company elected to change the index on which the Special Allowance Payments are calculated for FFELP loans from the commercial paper rate to the one-month LIBOR rate.

(b)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of September 30, 2012:

Maturity	Notional amount
2021	$250,000
2023	1,250,000
2024	250,000
2026	800,000
2028	100,000
2036	700,000
2039	150,000
2040	200,000
	$3,700,000	(1)

(1)	The weighted average rate paid by the Company on the 1:3 Basis Swaps is one-month LIBOR plus 1.2 basis points.

(c)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(d)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”) or through a remarketing utilizing remarketing agents (“Variable Rate Demand Notes”). As of September 30, 2012, the Company was sponsor for $750.7 million of Auction Rate Securities and $219.2 million of Variable Rate Demand Notes.

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

(e)
Asset-backed commercial paper consists of $382.3 million funded in the Company’s warehouse facilities and $2.0 billion funded through the Department’s Conduit Program.  Funding for the Conduit Program is provided by the capital markets at a cost based on market rates.

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

	Three months ended September 30, 2012
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(16,272)	(27.6)%	$(28,968)	(49.3)%	$(5,899)	(10.0)%	$(17,697)	(30.1)%
Impact of derivative settlements	14,308	24.3	42,925	73.0	542	0.9	1,626	2.8
Increase (decrease) in net income before taxes	$(1,964)	(3.3)%	$13,957	23.7%	$(5,357)	(9.1)%	$(16,071)	(27.3)%
Increase (decrease) in basic and diluted earnings per share	$(0.03)		$0.18		$(0.07)		$(0.21)

	Three months ended September 30, 2011
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(18,867)	(26.3)%	$(34,639)	(48.2)%	$(6,296)	(8.8)%	$(18,888)	(26.3)%
Impact of derivative settlements	10,784	15.0	32,351	45.0	—	—	—	—
Increase (decrease) in net income before taxes	$(8,083)	(11.3)%	$(2,288)	(3.2)%	$(6,296)	(8.8)%	$(18,888)	(26.3)%
Increase (decrease) in basic and diluted earnings per share	$(0.10)		$(0.03)		$(0.08)		$(0.24)

	Nine months ended September 30, 2012
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(48,817)	(26.9)%	$(85,859)	(47.2)%	$(17,881)	(9.8)%	$(53,642)	(29.5)%
Impact of derivative settlements	29,619	16.3	88,858	48.8	1,078	0.6	3,234	1.8
Increase (decrease) in net income before taxes	$(19,198)	(10.6)%	$2,999	1.6%	$(16,803)	(9.2)%	$(50,408)	(27.7)%
Increase (decrease) in basic and diluted earnings per share	$(0.25)		$0.04		$(0.22)		$(0.66)

	Nine months ended September 30, 2011
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(50,845)	(23.3)%	$(91,147)	(41.8)%	$(18,039)	(8.3)%	$(54,118)	(24.8)%
Impact of derivative settlements	43,052	19.8	129,156	59.3	—	—	—	—
Increase (decrease) in net income before taxes	$(7,793)	(3.5)%	$38,009	17.5%	$(18,039)	(8.3)%	$(54,118)	(24.8)%
Increase (decrease) in basic and diluted earnings per share	$(0.10)		$0.49		$(0.23)		$(0.70)

Foreign Currency Exchange Risk

During 2006, the Company completed separate debt offerings of student loan asset-backed securities that included 420.5 million and 352.7 million Euro-denominated notes with interest rates based on a spread to the EURIBOR index. As a result of this transaction, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The principal and accrued interest on these notes is re-measured at each reporting period and recorded in the Company’s balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the “derivative market value and foreign currency adjustments and derivative settlements, net” in the Company’s consolidated statements of income.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Re-measurement of Euro Notes	$(20,799)	73,453	6,186	(10,902)
Change in fair value of cross currency interest rate swaps	24,586	(53,142)	(24,934)	28,125
Total impact to statements of income - income (expense)	$3,787	20,311	(18,748)	17,223

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Derivative settlements, net	$(5,051)	257	(6,910)	(7,417)
Change in fair value of derivatives	(5,425)	(87,341)	(67,349)	(18,683)
Foreign currency transaction adjustment (Euro Notes)	(20,799)	73,453	6,186	(10,902)
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$(31,275)	(13,631)	(68,073)	(37,002)

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

On February 16, 2011, Peterson's filed a motion to dismiss the complaint based on a lack of federal question or diversity jurisdiction with respect to the complaint, which was denied by the District Court on April 15, 2011, shortly after a similar motion to dismiss that had been granted in an unrelated case involving alleged TCPA violations related to faxes, titled Landsman & Funk PC v. Skinder-Strauss Associates (the “Landsman Case”), was reversed by the U.S. Court of Appeals for the Third Circuit (the “Appeals Court”), which has jurisdiction over the District Court.  On April 29, 2011, Peterson's filed an answer to the complaint, but also filed a motion for reconsideration of the motion to dismiss.  On May 17, 2011, the Appeals Court granted a petition for rehearing of the motion to dismiss in the Landsman Case, and on May 31, 2011, Peterson's filed a motion for stay pending the outcome of that rehearing.  On September 12, 2011, the motion for stay was granted, and the motion for reconsideration was denied by the District Court.  On January 18, 2012, the U.S. Supreme Court issued a decision in an unrelated TCPA case which held that federal courts have federal question jurisdiction over private causes of action under the TCPA.  On January 20, 2012, the named plaintiff requested that the stay be lifted on the basis of the Supreme Court's decision, and on January 25, 2012, the District Court denied that request since the stay was based on the outcome of the Appeals Court rehearing in the Landsman Case.  On April 14, 2012, the Appeals Court issued an order in the Landsman Case vacating its prior order for rehearing, and remanding that case to the District Court to determine whether the statutory provisions of the TCPA limit whether or to what extent a TCPA claim can be heard as a class action in federal court where applicable state law would impose limitations on a class action if the claim were brought in state court. The resolution of this issue may affect whether the claim against Peterson's can be pursued as a class action, and in light of the ruling, Peterson's requested and received the District Court's permission to file a renewed motion to dismiss the complaint. Peterson's filed that motion on May 29, 2012, and on October 17, 2012, the District Court denied the motion.  On November 7, 2012, Peterson's filed a motion for reconsideration of the District Court's order, or in the alternative, to certify the District Court's order for interlocutory appeal, and intends to continue to contest the suit vigorously.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the third quarter of 2012 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 1 - July 31, 2012	1,161	$23.10	539	4,995,988
August 1 - August 31, 2012	616	24.08	616	4,995,372
September 1 - September 30, 2012	6,768	24.25	4,132	4,991,240
Total	8,545	$24.08	5,287

(a)
The total number of shares includes: (i) shares purchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock purchased pursuant to the stock repurchase program included 539 shares, 616 shares, and 4,132 shares in July, August, and September 2012, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 622 shares, 0 shares, and 2,636 shares in July, August, and September 2012, respectively.  Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

(b)
On May 9, 2012, the Company announced that its Board of Directors had authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2015.

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

NELNET, INC.

Date:	November 8, 2012	By:	/s/ MICHAEL S. DUNLAP
		Name:	Michael S. Dunlap
		Title:	Chairman and Chief Executive Officer Principal Executive Officer

By:	/s/ TERRY J. HEIMES
Name:	Terry J. Heimes
Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer